Form 10-Q
period 1995-03-31
ROYAL GOLD INC /DE/
filed 1995-05-11
CIK 85535

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


                       COMMISSION FILE NUMBER 0-5664


                          ROYAL GOLD, INC.
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                     84-0835164
      -------------------------------       ----------------
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                   SUITE 1000
               1660 WYNKOOP STREET
                 DENVER, COLORADO                  80202-1132
      ----------------------------------------     ----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                            (303) 573-1660
            ----------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             Not Applicable
      ---------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                             SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

             YES  X                              NO
                -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
     CLASS OF COMMON STOCK                    MAY 5, 1995
     ---------------------                 -----------------
         $.01 PAR VALUE                    14,471,976 SHARES

                              ROYAL GOLD, INC.

                                   INDEX

                                                            PAGE

PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

          Consolidated Balance Sheets ...................  3-4

          Consolidated Statements of Operations .........  5-6

          Consolidated Statements of Cash Flows .........  7-8

          Notes to Consolidated Financial
             Statements ..................................    9

    Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...................................  15

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8K ...............  19

SIGNATURES ................................................  20

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS



                                              March 31,   June 30,
                                                1995        1994
                                             ----------   ---------

Current Assets
    Cash and equivalents                   $  3,913,854 $ 1,942,912
    Marketable securities                     4,966,469   4,897,626
    Receivables
      Trade and other                           130,946     113,666
      Related party                              35,341      77,038
    Inventory                                   154,238        -
    Prepaid expenses and other                  111,303      65,849
    Deferred income tax benefit                  25,000      25,000
                                              ---------   ---------
      Total current assets                    9,337,151   7,122,091

Property and equipment, at cost
    Mineral properties                          554,588     279,588
    Furniture, equipment and improvements       726,606     761,633
                                              ---------   ---------
                                              1,281,194   1,041,221

Less accumulated depreciation,
    depletion and amortization                 (656,160)   (717,914)
                                              ---------   ---------
      Net property and equipment                625,034     323,307

Other Assets
    Restricted investments and other             22,766      12,767
    Deferred income tax benefit                 725,000     725,000
                                              ---------    --------
      Total other assets                        747,766     737,767

                                             ----------   ---------
                                            $10,709,951 $ 8,183,165
                                             ==========   =========

                The accompanying notes are an integral part of
                  these consolidated financial statements.
                                      3

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                            March 31,    June 30,
                                               1995        1994
                                           ----------    ---------
Current Liabilities
    Accounts payable                     $    196,281  $   122,147
    Current portion on notes payable           41,800       55,733
    Accrued liabilities
      Post retirement benefits                 26,400       26,400
      Rent and other                           15,688       33,866
                                            ---------     --------
            Total current liabilities         280,169      238,146


Notes payable                                    -          27,867
Post retirement benefit liabilities           113,549      103,349
Commitments and contingencies
    (Note 1)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 30,000,000 shares;
      issued 14,487,962 and 13,835,712
      shares, respectively                    144,880      138,357
    Additional paid-in capital             44,314,027   40,176,895
Accumulated deficit                       (34,062,701) (32,416,476)
                                           ----------   ----------
                                           10,396,206    7,898,776

Less treasury stock, at cost
    (15,986 and 16,986 shares,
      respectively)                           (79,973)     (84,973)
                                           ----------    ---------
      Total stockholders' equity           10,316,233    7,813,803
                                           ----------    ---------
                                          $10,709,951  $ 8,183,165
                                           ==========    =========

               The accompanying notes are an integral part of
                   these consolidated financial statements.
                                     4

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                          For the three months ended
                                                   March 31,
                                          --------------------------

                                                1995        1994
                                           ---------    ----------

Royalty income                           $   171,047   $      -
Consulting revenues                           80,650         9,138

Costs and expenses
    General and administrative               395,251       267,708
    Direct costs of consulting revenues       28,688         1,142
    Exploration, net                         145,134       197,855
    Lease maintenance and holding costs       51,151        32,311
    Depreciation and depletion                25,562         6,991
                                           ---------     ---------
                 Total costs and expenses    645,786       506,007
                                           ---------     ---------
                 Operating loss             (394,089)     (496,869)

Interest and other income                    105,901        53,795
Gain (loss) on marketable securities          34,908          -
Interest expense                                 -         (20,869)
                                           ---------     ---------
                           Net loss       $ (253,280)   $ (463,943)
                                           =========     =========

            Net loss per share            $    (0.02)   $    (0.03)

    Weighted average shares outstanding   14,378,895     13,607,661

              The accompanying notes are an integral part of
                   these consolidated financial statements.
                                      5

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                           For the nine months ended
                                                   March 31,
                                           -------------------------

                                                1995        1994
                                            --------      ---------

Royalty income                           $   382,492    $   152,501
Consulting revenues                          159,681         26,101

Costs and expenses
    General and administrative             1,307,711        748,163
    Direct costs of consulting revenues      101,058         17,273
    Exploration, net                         853,143        272,945
    Lease maintenance and holding costs      179,939        102,807
    Depreciation and depletion                55,498         17,669
                                           ---------      ---------
      Total costs and expenses             2,497,349      1,158,857

      Operating loss                      (1,955,176)      (980,255)

Interest and other income                    275,001         72,715
Gain (loss) on marketable securities          35,309           -
Interest expense                              (1,359)       (23,583)
                                           ---------      ---------
    Net loss                             $(1,646,225)   $  (931,123)
                                           =========      =========

    Net loss per share                   $     (0.12)   $     (0.07)

    Weighted average shares
      outstanding                         14,199,334     12,669,349


              The accompanying notes are an integral part of
                 these consolidated financial statements.
                                         6

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                           for the nine months ended
                                                   March 31,
                                           -------------------------

                                                1995        1994
                                            -----------  ----------
Cash flows from operating activities
    Net income (loss)                     $  (1,646,225)$  (931,123)


Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
    Depreciation and depletion                   55,498      17,669
    (Gain) loss on marketable securities        (35,309)     19,510
    Non cash exploration expense                  8,875      10,500
  (Increase) decrease in:
    Trade and other receivables                  24,417    (115,194)
    Inventory                                  (154,238)       -
    Prepaid expenses and other                  (45,454)      9,025
  Increase (decrease) in:
    Accounts payable and accrued liabilities     42,043     142,707
    Post retirement liabilities                 (17,667)    (61,600)
                                              ---------    --------
Total Adjustments                              (121,835)     22,617
                                              ---------    --------
Net cash provided by (used in) operating
    activities                               (1,768,060)   (908,506)
                                              ---------    --------

Cash flows from investing activities
    Purchase of marketable securities        (2,981,875) (4,944,901)
    Sale of marketable securities             2,948,340        -
    Proceeds from disposition of property
      and equipment                               -           2,499
    Capital expenditures for
      property and equipment                   (357,243)    (27,176)
    (Increase) decrease in other assets         (10,000)       -
                                              ---------   ---------
Net cash provided by (used in) investing
    activities                                 (400,778) (4,969,578)
                                              ---------   ---------
                                (Continued)


              The accompanying notes are an integral part of
                 these consolidated financial statements.
                                   7

                       ROYAL GOLD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)



                                           for the nine months ended
                                                   March 31,
                                           -------------------------

                                                1995        1994
                                           ---------      ---------
Cash flows from financing activities

Proceeds from issuance of common stock $ 4,139,780 $ 6,959,368 Net cash provided by (used in) financing --------- ---------
    activities                             4,139,780      6,959,368
                                           ---------      ---------

Net increase (decrease) in cash and
    equivalents                            1,970,942      1,081,284
                                           ---------      ---------
Cash and equivalents at beginning
    of period                              1,942,912      1,418,928

                                           ---------      ---------
Cash and equivalents at end of period    $ 3,913,854    $ 2,500,212
                                           =========      =========


Supplemental disclosure of non-cash activities:

    During period ended March 31, 1994, 6,000 shares of treasury stock were issued as partial payment for commission on a stock placement.

    During period ended March 31, 1995, 1,000 shares of treasury stock were issued as a lease payment on an exploration property.


               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     8

                               ROYAL GOLD, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. PROPERTY AND EQUIPMENT

Property and equipment consists of the following components at March 31, 1995, and June 30, 1994:

                                      March 31,            June 30,
                                         1995                 1994
                                     ----------           ---------
Mineral Properties:
  South Pipeline-
    Net Profits Interest             $     -             $     -
  South Pipeline-
    Capped Royalty                      236,275                -
  Long Valley                           159,478             159,478
  Camp Bird                             120,110             120,110
                                        -------             -------
                                        515,863             279,588

Office furniture, equipment
      and improvements                  109,171              43,719
                                        -------             -------
    Net property and equipment       $  625,034          $  323,307
                                        =======             =======

As discussed in the following paragraphs, the Company is conducting activity on substantially all of its mineral properties. The results of these activities to date have not resulted in any conclusions that the carrying value of these properties will or will not be recoverable by charges against income from future mining operations or a subsequent sale of the properties. Realization of these costs is dependent upon the success of exploration programs resulting in the discovery of economically mineable deposits and the subsequent development or sale of those deposits or properties, or the production of gold from existing resources. The outcome of these matters is contingent upon future events which cannot be determined at this time.

The operations and activities conducted on the properties in which Royal Gold, Inc. or its subsidiaries (hereafter, collectively, "Royal Gold" or "the Company") holds various interests are subject to various federal, state, and local laws and regulations governing protection of the environment. These laws are continually changing, and are generally becoming more restrictive. Management believes that the Company is in material compliance with all applicable laws and regulations.

Presented below is a discussion of the status of each of the Company's significant mineral properties.


    A.   SOUTH PIPELINE (CRESCENT VALLEY)

         The South Pipeline Project relates to a claim block containing sediment-hosted gold deposits located in Lander County, Nevada. The Company holds a 20% net profits interest in this project, most of which remains in the development stage.

         A feasibility study is in progress for the South Pipeline deposit, which occurs on a portion the South Pipeline Project ground. Preliminary evaluation indicates that at least 2.2 million ounces of gold could be mined from an open pit in this deposit.

         Cortez began mining at the Crescent Pit, which is a portion of the South Pipeline deposit, in June 1994. At June 30, 1994, the Company estimated that the South Pipeline Property had reserves of 1,967,000 tons, with an average grade of 0.125 oz./ton of gold, containing 245,875 ounces of gold. In September 1994, sufficient quantities of mill grade oxide ore had been accumulated to start processing and gold production. Oxide ore from the Crescent Pit is commingled with roasted ore from Cortez's Gold Acres Mine, and both are being processed at the Cortez Mill; Royal Gold has no interest in the Gold Acres Mine.

         Royal Gold has completed prefeasibility studies of the potential of mining some of the higher grade material in a deep zone of the deposit by underground methods. The study suggests that further investigation of this potential is warranted.

         On the basis of the Company's latest resource estimate, the South Pipeline deposit contains approximately 4.4 million ounces of gold. Exploration is ongoing on other areas of the South Pipeline Project.


    B.   SOUTH PIPELINE - CAPPED ROYALTY

         In October 1994, the Company purchased an additional royalty interest on the South Pipeline project from

         Western Mining Corporation for $275,000. The royalty interest is equivalent to a 0.75 percent net smelter return production royalty, capped at $375,000.


    C. LONG VALLEY

         The Long Valley Property, in Mono County, California, is subject to a joint venture agreement between the Company and Standard Industrial Minerals, Inc. Pursuant to the agreement, the Company was entitled to earn a 60% interest in the project by developing a plant, by May 1995, to extract gold from the property. The performance deadline was extended by the Option Agreement that is described below.

         By a Mining Claim Exploration and Purchase Option Agreement dated effective November 30, 1993, the Company secured an option, expiring December 31, 1997, to acquire Standard Industrial Minerals' interest in the property, upon payment of $1,000,000. The Option Agreement, which is terminable by the Company at any time, involves annual option consideration payments which would total $125,000, if all four such payments were made. Up to $100,000 of the payments (namely, the payments that would be made in 1995 and 1996) may be credited against the option exercise amount. Alternatively, under the Option Agreement, the Company may also earn a 60% interest in the property by building the previously described plant.

         During the summer and fall of 1994, the Company drilled a total of 18 vertical and angled holes, by reverse circulation drilling, to depths of up to 900 feet. Based on the results and Royal Gold's assessment of data previously generated by Royal Gold and its predecessors in interest, Royal Gold now estimates that Long Valley hosts a mineralized deposit (indicated resource) of 49,640,000 tons, with an average grade of 0.018 ounces of gold per ton, using a cutoff grade of 0.01 ounces per ton. Applying a cutoff grade of 0.02 ounces of gold per ton, Royal Gold estimates that the deposit at Long Valley is 11,825,000 tons, with an average grade of 0.036 ounces of gold per ton. Further drilling, other geologic work, and detailed economic analysis is required before the mineral deposit at Long Valley can be shown to be commercially viable and to constitute reserves. The

         Company intends to proceed with additional exploration on the property in the spring of 1995.


       D.      CAMP BIRD

         At March 31, 1995, capitalized costs of $120,000 represent the Company's ownership of patented mining claims. Management believes that these claims are valuable for their mineral potential as well as the value of the real estate.


       E.      NEVADA EXPLORATION

         BUCKHORN SOUTH

         During the summer and fall of 1994, the Company drilled nine reverse circulation holes at the Buckhorn South property, in Eureka County, Nevada. The first five holes of this program focused on five distinct anomalies that had been identified by geophysical survey. Anomalous levels of gold were encountered in each hole, and the Company conducted further drilling on this property in December 1994. Encouraging results from that program justify further exploration at the property.

         BOB CREEK

         Effective December 1, 1994, the Company entered into an agreement with Santa Fe Pacific Gold Corporation on its Bob Creek project. The Bob Creek project consists of 103 unpatented mining claims that comprise approximately three square miles in Eureka County, Nevada. Santa Fe controls other mineral interests adjacent to the property.

         Under the terms of the agreement, Santa Fe will (1) assume all of Royal Gold's obligations under two underlying mining leases; (2) spend a minimum of $150,000 in exploration during the next twelve months, this amount being guaranteed; and (3) spend progressively greater amounts on exploration over the succeeding three years. Royal Gold has reserved a 2% net smelter return production royalty.

       F.      UNION PACIFIC

         At March 31, 1995, an initial four-hole drilling program had been completed at one prospect and comprehensive sampling is underway at various other sites.

         In March 1995, Royal Gold and Union Pacific Minerals amended their Option Agreement and Grant of Exploration Rights to provide that Royal Gold may also explore Union Pacific lands in Utah and the State Line district in Wyoming and Colorado. The maximum term of the agreement has been extended from July 31, 1997 to December 31, 1998, and Royal Gold has secured the right to exchange or substitute parcels of land up until December 31, 1995, when it must designate 50,000 acres for more extensive exploration.

         Royal Gold must expend a total of $500,000 on the project by December 31, 1995, an increase of $100,000 over the original commitment. For the full term of the agreement, as amended, Royal Gold's commitment for exploration and development expense would be $2.1 million. These commitments are cancelable in stages. If the Company proceeds past December 31, 1995, $600,000 in additional work expenditures would be expended by December 31, 1997, and if work continues past December 31, 1997, an additional $1,000,000 would be spent by December 31, 1998.


2.     INCOME TAXES

       At June 30, 1994, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $20.3 million. If not used, the net operating loss carryforwards will expire by the year 2009.

       During the current quarter and nine month period, the Company sustained a loss from operations which added to its net operating loss carryforward position.


3.     INVENTORY

       Inventory as of March 31, 1995 relates to in-kind gold payments received on the Company's Net Profit Interests at South Pipeline. This inventory is comprised of 405.45 ounces of gold, carried at a value of $380.41 per ounce, for a total of $154,238.


4.     GENERAL

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the financial statements and the notes included in the Company's audited consolidated financial statements as of June 30, 1994.

       The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

       Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

                           ROYAL GOLD, INC.
              ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had a working capital surplus of $9,056,982. Current assets were $9,337,151, compared to current liabilities of $280,169, for a current ratio of 33 to 1. This compares to current assets of $7,122,091, and current liabilities of $238,146, at June 30, 1994, resulting in a current ratio of 29.9 to 1. The Company's financial position has been strengthened as a result of the securities transactions described in earlier filings. During the first nine months of fiscal 1995, the Company continued to incur losses from operations.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, cash payments from companies seeking to explore the Company's properties, earnings from consulting services, and the issuance of common stock. During the third quarter of fiscal 1995, the Company earned $149,599 in royalties on South Pipeline. This $149,599 is comprised of $120,164 related to the Company's Net Profits Interest and $29,435 in payment on its recently purchased capped royalty. The Company earned $105,901 in interest income and on its cash marketable securities portfolio. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months. The Company also received $291,219 from the exercise of warrants and common stock options.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. The Company has recently increased exploration activity and anticipates continued increased exploration activities for the remainder of the year. The Company's long-term viability is ultimately dependent upon the successful development and operation of the Company's mineral interests.

The U.S. Forest Service has now substantially completed reclamation of the Goldstripe project site, but it is possible, depending on the results of post-reclamation groundwater monitoring, that additional reclamation work may be required. The Company may be called upon to dedicate additional capital resources to this activity.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 1995, COMPARED TO THE QUARTER ENDED
MARCH 31, 1994

The Company is engaged in the gold and other precious metals business through the acquisition, exploration, development, and sale of gold properties, and the acquisition and development of gold royalty interests.

For the quarter ended March 31, 1995, the Company reported a net loss of $253,280, or $.02 per share, as compared to a net loss of $463,943, or $.03 per share, for the quarter ended March 31, 1994.

Royalty income for the current quarter of $171,047, compared to zero for the prior year, relates to Royal Gold's interest in the South Pipeline Project, which was not in production last year. The current increase in consulting revenue is primarily from one consulting arrangement for which the Company received $75,000 during the quarter.

General and administrative costs of $395,251 for the current quarter have increased from $267,708 for the quarter ended March
31, 1994, primarily because of increased expenditures related to the monitoring of the NPI interest at South Pipeline, and increased employee related expenses.

Direct costs of consulting revenues increased by $27,546 primarily because of costs relating to the above-mentioned consulting arrangement.

Exploration expenditures of $145,134 for the quarter ended March 31, 1995, decreased from $197,855 for the quarter ended March 31, 1994, primarily due to decreased drilling activity in Nevada and Utah somewhat offset by increased exploration on Union Pacific ground.

Lease maintenance and holding costs increased from $32,311 for the quarter ended March 31, 1994, to $51,151 for the quarter ended
March 31, 1995, primarily due to early payment of a discounted advance royalty obligation made on a property in Montana.

Depreciation, depletion and amortization increased from $6,991 for the quarter ended March 31, 1994, to $25,562 for the quarter ended March 31, 1995, primarily due to depletion expense related to the
South Pipeline Project capped royalty.
                                16

Interest and other income increased from $53,795 for the quarter ended March 31, 1994, to $105,901 for the quarter ended March 31, 1995, primarily due to an increase in funds available for investment and higher interest rates received during the current quarter.


FOR THE NINE MONTHS ENDED MARCH 31, 1995, COMPARED TO THE NINE
MONTHS ENDED MARCH 31, 1994

For the nine months ended March 31, 1995, the Company reported a net loss of $1,646,225, or $.12 per share, as compared to a net loss of $931,123, or $.07 per share, for the nine months ended
March 31, 1994.

Royalty income for both periods include $150,000 in advance minimum royalty receipts relating to the South Pipeline Project. Royalty income for the current period also includes $206,044 relating to production at South Pipeline, which was not in production last year. Consulting revenues for the current period were $159,681, compared with $26,101 for the nine months ended March 31, 1994. This increase is primarily due to one consulting arrangement for which the Company received $150,000 during the period.

General and administrative costs for the nine months ended March 31, 1995 were $1,307,711 compared to $748,163 for the comparable period, primarily because of increased expenditures relating to the prefeasibility study and increased monitoring of its NPI interest at South Pipeline, increased employee related expenses, and increased expenditures related to investor relations.

Direct costs of consulting revenues increased by $83,785 primarily because of costs relating to its consulting arrangement.

Exploration expenses increased from $272,945 for the nine months ended March 31, 1994, to $853,143 for the nine month period ended March 31, 1995, primarily due to drilling related activity at Long Valley and Buckhorn South, and for exploration on the Union Pacific ground.

Lease maintenance and holding costs increased from $102,807 for the nine months ended March 31, 1994 to $179,939 for the nine month period ended March 31, 1995, primarily due to the addition of new claims in Nevada and adjacent to Union Pacific lands, and holding costs at Long Valley. These costs were partially offset by savings from claims that were dropped.
                                 17

Depreciation, depletion and amortization increased from $17,669 for the nine months ended March 31, 1994 to $55,498 for the nine months ended March 31, 1995, primarily due to depletion expense related to the South Pipeline Project capped royalty.

Net interest income increased by $202,286 compared to the same period last year, primarily due to increased funds available.

                        PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended March 31, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: May 11, 1995              By:  /s/ Stanley Dempsey
                                     -------------------
                                     Stanley Dempsey
                                     Chairman of the Board and
                                     Chief Executive Officer




Date: May 11, 1995             By:  /s/ Thomas A. Loucks
                                    --------------------
                                    Thomas A. Loucks
                                    Treasurer
                                     (chief financial officer)