Form 10-K405/A
period 1994-06-30
ROYAL GOLD INC /DE/
filed 1995-06-12
CIK 85535

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          ____________

                      FORM 10-K/A-1

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   June 30, 1994
                          --------------------------------------
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    ---------------
               COMMISSION FILE NUMBER  0-5664
                                     -----------
                       ROYAL GOLD, INC.
- ----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               DELAWARE                         84-0835164
- -----------------------------------------  -------------------
     (State or other jurisdiction of        (I.R.S. employer
      incorporation or organization)       identification no.)

1660 Wynkoop Street, Suite 1000
Denver, Colorado                                80202-1132
- -----------------------------------------  -------------------
(Address of principal executive offices)        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 573-1660
                                                   --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 COMMON STOCK, $.01 PAR VALUE
- ---------------------------------------------------------------
                       (Title of Class)

                     NASDAQ STOCK MARKET/1/
- ---------------------------------------------------------------
           (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X  No
                             ---    ---
As of August 31, 1994, the average bid and asked price of the Company's stock was $7.625. The aggregate market value of voting stock held by non-affiliates was $67,472,073.

As of August 31, 1994, there were 13,826,244 shares of Common
Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy
Statement for the Annual Meeting of Stockholders scheduled to be held on December 6, 1994: Part III, Items 11, 12 and 13.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Total Number of Pages:  60        Exhibit Index - Page 50
                        --                             --

                         TABLE OF CONTENTS
                         -----------------

                                                            PAGE
                                                            ----
Part I
- ------
    Items 1.
      and 2.   Business and Properties                       3
    Item  3.   Legal Proceedings                            12
    Item  4.   Submission of Matters to a Vote of
                 Security Holders                           14

Part II
- -------
    Item  5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters            15
    Item  6.   Selected Financial Data                      16
    Item  7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                 16
    Item  8.   Financial Statements and Supplementary Data  20

Part III
- --------
    Item 10.   Directors and Executive Officers of the
                 Registrant                                 47
    Item 11.   Executive Compensation                       50
    Item 12.   Security Ownership of Certain Beneficial
                 Owners and Management                      50
    Item 13.   Certain Relationships and Related
                 Transactions                               50

Part IV
- -------
    Item 14.   Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                    50

               Reports of Independent Auditors
                 on Financial Statement Schedules           54

               Schedule V. Property and Equipment           55

               Schedule VI.  Accumulated Depreciation,
                 Depletion and Amortization of Property
                 and Equipment                              56

               Schedule X.  Supplementary Income Statement
                 Information                                57

Exhibit A.     The Company and Its Subsidiaries             58

Signatures                                                  59

                              PART I
                              ------

Items 1 and 2.  BUSINESS AND PROPERTIES

General
- -------
Royal Gold, Inc., (together with its subsidiaries, "Royal" or the "Company"), is engaged in the gold and other precious metals business, primarily through passive and joint ownership arrangements, and is also engaged in the acquisition, exploration, development, and sale of gold properties.

The Company's primary business strategy is to create and acquire royalty and other passive ownership interests in gold mining properties through exploration and development activity (and subsequent transfer of the operating interest in the subject properties to other firms), and through the direct acquisition of such interests. Substantially all the Company's revenues are and can be expected to be derived from passive royalty interests rather than mining activity conducted by the Company.

During fiscal 1993, the Company re-acquired an important royalty interest at South Pipeline (formerly, "Crescent Valley"). Royal Gold's interest is fully carried, meaning that the Company is not required to furnish any funding for the project. For the past two years, the Company has actively monitored the drilling and mine development programs ongoing at South Pipeline, and during the spring of 1993, the Company also re-activated its search for new exploration projects in Nevada.

The current status of the Company's mineral property interests is as follows: under terms of a settlement agreement dated September 18, 1992, the Company has been granted a royalty interest in the South Pipeline Project operated by Placer Dome U.S., Inc. ("PDUS") in Crescent Valley, Nevada (see "Crescent Valley/South Pipeline Project" and "LEGAL PROCEEDINGS" below); the Company is attempting to farm-out its interest in the Bob Creek project, in Eureka County, Nevada; the Company is attempting to sell the patented mining claims it holds at Camp Bird, in Ouray County Colorado; and the Company is conducting its own exploration programs at Long Valley, in Mono County, California, and at several recently-acquired prospects in Nevada, Utah and Montana.

The Company is also engaged, through two wholly-owned subsidiaries, Denver Mining Finance Company ("DMFC") and Environmental Strategies, Inc. ("ESI"), in providing financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 1994, the Company revenue generated from its consulting businesses was not material. DMFC provided general advisory services to a European firm regarding gold exploration in Europe and DMFC provided advice to U.S. and European investors who sought to acquire or manage mining assets in the United States.

The Company was incorporated under the laws of the State of Delaware on January 5, 1981. Its executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202. See
Exhibit 22, "The Company and Its Subsidiaries."

Significant Developments During Fiscal 1994:  Private Placements,
- ----------------------------------------------------------------
Union Pacific Exploration Agreement, and Commencement of Mining
- ---------------------------------------------------------------
in Crescent Pit
- ---------------
The most significant developments of fiscal 1994 were: (1) the Company's completion, during December 1993 and January 1994, of two private placement transactions involving the sale of a total of 1,425,000 shares of common stock for aggregate net proceeds of $6.6 million; (2) the execution, in May 1994, of an agreement pursuant to which the Company may explore the entirety of Union Pacific Corporation's mineral estate in Colorado and Wyoming (comprising some six million acres of land), with a view to securing the exclusive right to develop and/or farm out, over a three-year period, gold and other precious mineral deposits on 50,000 acres of such ground, as designated by Royal Gold; and (3) the commencement, in June 1994, of mining operations at the "Crescent Pit," on South Pipeline Project ground.

The completion of the private placement transactions ensures the Company's ability to continue an aggressive exploration program, both on the Union Pacific lands and with respect to those projects that the Company has initiated in Nevada and elsewhere.

The arrangement with Union Pacific affords the Company the opportunity to explore on six million acres of highly prospective ground that has not previously been examined, in any systematic way, for precious metal and diamond mineralization. The Company has already identified ten prospect areas where it is conducting geochemical sampling surveys, with a view to more intensive exploration if the sampling proves favorable.

Under the agreement, the Company is obliged to expend a minimum of $400,000 on exploration of the selected lands, such exploration to be completed on or before August 1, 1995. In addition, the Company may extend its exclusive rights for two additional twelve-month terms, upon making additional exploration commitments of $600,000 and $1,000,000, respectively. Over the possible thirty-nine-month term of the Agreement, then, projected exploration expenditures total $2,000,000.

If the Company identifies attractive deposits on the Union Pacific lands, it has the opportunity, under the terms of agreements that have already been negotiated with Union Pacific, to assign further exploration and development rights to third parties; to develop such deposits in collaboration with Union Pacific; or to develop such deposits for Royal Gold's own account. In all circumstances, Union Pacific will retain a royalty interest, and will retain various rights to participate on a working interest basis in the development, and operation of any mineral deposit.

The extent of any such royalty will depend on market factors, including among others, the desirability to a third party of the particular deposit discovered on the Union Pacific property.

The Crescent Pit operation, which is projected to encompass some 320 acres within the 4,000 acre claim block of the South Pipeline Project, is planned to recover some 217,000 recoverable ounces of mill-grade gold over a four-year period. The Company expects that it will receive royalty income from the Crescent Pit operation within the last calendar quarter of 1994, or the first calendar quarter of 1995.

Also during fiscal 1994, the Company acquired, through the negotiation of mining leases or through self-initiated claim location activity, seven additional exploration properties. The Company conducted initial exploration programs on four of these properties, and as a result of such activity, determined not to proceed further with three of these properties; the fourth property, Buckhorn South, warrants further exploration, and the Company is presently conducting a drilling program at this property and intends to explore its remaining properties in fiscal 1995. The Company also plans to expend substantial resources (a minimum of $400,000) in exploration activities on the Union Pacific ground.

Properties
- ----------
Recent activities at the Company's properties are described below. Reference is made to footnotes in the financial statements for more information on property histories.

The Company has estimated gold-bearing material by the use of drilling, mapping, sampling, geological interpretation, assaying and other standard evaluation methods generally applied by the mining industry. The Company has relied on its joint venture partners and previous owners of certain of its properties for the preparation of certain data and other information. Any information prepared by others has been reviewed by the Company and its consultants.

South Pipeline Project (formerly referred to as "Crescent
- ---------------------------------------------------------
Valley")
- --------
The South Pipeline royalty interest is now the Company's most significant gold property interest.

Background.  The South Pipeline Project is located in Lander
- ----------
County, Nevada, and covers over 4,000 acres of unpatented mining claims. The Company initially leased the Gold Acres South claim block (the "GAS Mining Claims") from ECM, Inc. and formed the Crescent Valley Joint Venture ("CVJV") with Golden Bounty Resources N.L. of Australia in May 1987. In turn, the CVJV then entered into an agreement with the Cortez Gold Mines ("Cortez") joint venture (the agreement created the "Crescent/Cortez JV") that would leave the CVJV with a 20% carried interest after it had expended $1 million for exploration. The GAS Mining Claims included a portion of claims owned by Cortez Gold Mines and another portion owned by the CVJV pursuant to a lease from a third party, ECM, Inc.

Reverse circulation drilling programs conducted by the Company in calendar 1988, 1989 and 1990 resulted in identification of one sediment-hosted gold resource in addition to other gold anomalies, the one resource being defined with 16 holes drilled on adjacent 200-foot centers.

In May 1990, the Company purchased the interest of Golden Bounty
Resources, N.L., its co-venturer in the CVJV, for 176,165 shares of Royal Gold's common stock, then valued at $264,000.

Due to serious liquidity problems in 1991, the Company felt it necessary to consider the sale of its interest in the property. Effective April 15, 1991, at a time when the Company had a 100% interest in the CVJV, the Company and Cortez entered into an agreement (the "Termination Agreement") which provided that the Crescent/Cortez JV agreement be terminated; that the lease of the GAS Mining Claims be terminated; and that the Company, Cortez, and ECM, Inc. enter into a new set of agreements pursuant to which the Company received a cash payment of $100,000, secured a release of any further exploration obligations, and was conveyed two different royalty interests relating to the GAS Mining Claims that now comprise the South Pipeline Project. The two royalty interests consist of a 1.5% NSR royalty/1/ (with a capped payout of $750,000), and a 1.25% net proceeds interest royalty in the project. See Note 2.A. to the Consolidated Financial Statements that are included in Item 8 ("Note 2.A.").



____________________

/1/ "Net smelter returns" or "NSR royalty" interest means that the royalty holder receives a defined percentage of the revenue realized upon the sale of a unit of material as produced at the ultimate processing facility for such material, with the royalty holder's economic interest generally being reduced only by the proportionate costs associated with the insuring and shipment of ore-grade or concentrate material to the ultimate processing facility, and being further reduced by the proportionate treatment costs actually incurred at such ultimate processing facility.

On December 2, 1991, the Company assigned one-half of its 1.5% NSR royalty to Chipeta Mining Corporation to satisfy an obligation of $209,000 that arose in connection with the termination of another joint venture at another property. On December 30, 1991, the Company, through an affiliated limited partnership, commenced a private offering to raise $400,000 in consideration for the sale of the remaining one-half of the 1.5% NSR royalty and the sale of the 1.25% net proceeds royalty, as more fully described in Note 2.A. A subsidiary of the Company is a general partner of the limited partnership and has a 2% interest in the partnership.

Litigation and Agreement with Placer Dome U.S.  In the spring of
- ----------------------------------------------
1992, the Company came to believe that, during the negotiations regarding termination of the Crescent/Cortez JV that the Company held with PDUS, operator of the Cortez joint venture, during the period March through August 1991, PDUS withheld material information regarding the true value of the GAS Mining Claims that were the subject of the Company's Crescent Valley joint venture interest. On June 1, 1992, the Company filed suit against PDUS.

On September 18, 1992, the parties settled the litigation pursuant to an agreement calling for:

1) The creation of the "South Pipeline Project," located on the GAS Mining Claims in Crescent Valley, Lander County, Nevada, approximately one-half mile south of the Pipeline gold discovery announced by PDUS in November 1991.

     Under the South Pipeline agreement, Cortez, a joint venture operated by PDUS, will remain the manager and operator and has committed to an exploration and development work program totaling a minimum of $1.4 million through the end of 1994. The Company will receive a 20% net profits royalty or, at its election beginning with production and annually thereafter, an NSR royalty according to a schedule tied to indexed gold prices. The NSR royalty ranges from 2.5% for an indexed price of $350 per ounce to 5.5% for an indexed price in excess of $500 per ounce. Under either royalty arrangement, the Company will be able to take its royalty in kind. The Company will receive advance royalty payments of $150,000 per year, commencing September 30, 1992, with the first four such payments being guaranteed.

2) The purchase, by Cortez, for $800,000 of the following securities: (1) 500,000 shares of the Company's common stock;
     (2) a warrant to purchase, before March 31, 1996, 300,000 additional shares of the Company's common stock at $2.00 per share; and (3) a warrant to purchase, before March 31, 1996, an additional 300,000 shares of the Company's common stock at $3.00 per share, if either Cortez or the Company has first elected to put the South Pipeline Project into production.

3) If Cortez does not elect, by April 30, 1996, to put the Project into production, then the Company may elect to put the property into production, subject to its granting to Cortez a production royalty identical to the one described above.
     Royal would then be entitled to use, under a normal tolling arrangement and as available, the Cortez milling facilities in the vicinity, including any to be built for the Pipeline project.

4) For a period of five years following the date of the settlement agreement, without prior approval of the Company's Board of Directors, Cortez, for itself and its affiliates, agreed not to, directly or indirectly: (i) acquire any further shares of the Company except with respect to the warrants;
     (ii) join with any person or group in any effort to acquire any such additional shares; (iii) propose, initiate or enter into any tender offer, business combination or change of control transaction involving the Company or its assets; (iv) solicit proxies; or (v) vote on matters relating to South Pipeline or other matters involving Cortez or its affiliates, among other matters. Cortez will not sell any of the acquired shares publicly except in accordance with Rule 144, any underwritten public offering, in a tender offer, or privately except subject to these standstill limitations by a person unaffiliated with Cortez or its affiliates.

In terms of the Company's project portfolio, the most important outcome of settling the PDUS lawsuit, as described above, is the creation of the South Pipeline Project and the grant thereunder, at the Company's annual election, of either a 20% net profits royalty interest or a sliding scale 2.5% to 5.5% NSR royalty interest in all production from the GAS Mining Claims. Under either royalty interest, the Company will have the right to take its share of production in kind.

Development.  PDUS has conducted an aggressive program of
- -----------
exploration and development drilling at South Pipeline since November 1992, having spent well over $10 million through June 30, 1994. The following list shows the history of announcements by PDUS regarding its exploration program and gold mineralization at South Pipeline:

 .    On February 3, 1993, PDUS announced a preliminary estimate of mineralization for the South Pipeline Project of approximately 10 million tons of material grading 0.121 ounces of gold per ton, assuming a cut-off grade of 0.05 ounces of gold per ton.

 .    On May 4, 1993, PDUS announced a new estimate of gold
     mineralization for the South Pipeline property of 15.6 million tons of material grading 0.147 ounces of gold per ton.

 .    On August 5, 1993, the Company announced a new estimate of gold mineralization for the South Pipeline Project of 31.4 million tons of material with an average grade of 0.106 ounces of gold per ton, assuming a cut-off grade of 0.05 ounces per ton.

 .    On May 2, 1994, the Company announced a new estimate of gold mineralization for the South Pipeline Project of 76.49 million tons of material, with an average grade of 0.048 ounces of gold per ton.

 .    On September 1, 1994, the Company announced an additional
     estimate of gold mineralization for another deposit within the South Pipeline property known as "Gaslight" of 15.6 million tons of material grading 0.050 ounces of gold per ton, at a cut-off grade of 0.01 ounces of gold per ton.

Exploration drilling is scheduled to continue at South Pipeline in calendar year 1995.

In addition to the South Pipeline resource that has been defined to date, other important gold intercepts have been made on South Pipeline property, which suggest there may be additional deposits on the GAS Mining Claims. These developments, together with the start of operations at the Crescent Pit, provide great encouragement that the South Pipeline Project may be developed, and that the Company's royalty interest in the project may generate revenue for a number of years to come.

Set forth below are charts showing the reserves and gold deposits at South Pipeline:

               Proven and Probable Ore Reserves<F1>
               ------------------------------------
                            April 1994

                                          Average
                            Tons           Grade        Contained
                         (millions)     (oz Au/ton)     Oz Au<F2>
- -------------------------------------------------------------------
South Pipeline
 Crescent Pit<F3>           1.967          0.125         217,000

<F1> "Proven (Measured) Reserves."  Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
    "Probable (Indicated) Reserves." Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
<F2> Contained ounces shown are after an allowance for dilution of ore in the mining process, and reflect ounces expected to be recoverable at an assumed recovery rate of 88%.
<F3> The Company holds a 20% net profits interest in this property.

                 Gold Deposits/Mineralization<F1>
                 --------------------------------

                            Tons            Average Grade
                        (in millions)        (oz Au/ton)
- -------------------------------------------------------------------
South Pipeline              76.49                0.048
(includes Crescent
 Pit reserves)<F2><F3>

Gaslight<F3><F4>            15.6                 0.05

<F1> Gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify as commercially minable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.
<F2> Information as of April 1994.
<F3> The Company holds a 20% net profits interest in this property.
<F4> Information as of September 1, 1994.

Long Valley
- -----------
The Long Valley project is located 45 miles north of Bishop, California, in Mono County. In April 1989, the Company entered into a joint venture with Standard Industrial Minerals, Inc. ("Standard"), which holds the Long Valley property, and operates a kaolin mine on the property.

As of 1989, the Company had delineated a gold deposit for a heap leach project of 2.2 million tons averaging 0.023 ounces of gold per ton. Additional work on the cost of bringing these ounces into production is required before the resource can be classified as proven or probable reserves.

In December 1990, the Company and Standard entered into an exploration and interest earning agreement with Battle Mountain Exploration Company ("BMEC"). In March 1992, BMEC advised the Company that it had discovered significant additional amounts of low grade gold mineralization over an area of approximately four square miles, but that it proposed to restructure the agreement described above to encourage further exploration by the addition of a fourth party. Efforts to identify a fourth party failed, and BMEC terminated its interest in the property on January 1, 1993.

Effective November 30, 1993, the Company and Standard agreed to restructure the joint venture agreement so that the Company now has an option, exercisable through December 31, 1997, to acquire the entirety of Standard's interest in Long Valley for $1,000,000. During the term of the option, the Company is obliged to make annual payments to Standard, totalling $125,000 over four years, with $100,000 of such payments being creditable against the option exercise payment. The Company has no work commitment, and also has the right, at its election, to proceed with development of the property as originally contemplated under the joint venture agreement.

On July 9, 1994, the Company commenced a seven-hole exploration drilling program at Long Valley at a cost of approximately $215,000; the program was designed to test significant anomalies that were identified, but not tested, by BMEC. The results of this program were sufficiently encouraging that the Company plans to conduct additional drilling in calendar 1994. The extent of such drilling has not yet been determined.

Bob Creek Project
- -----------------
The Company leases the 67 unpatented mining claims that constitute the Bob Creek project, located in Eureka County, Nevada, from Aquarian Mining and Mr. D.P. Ward (collectively, "Aquarian"). The Bob Creek claims are subject to a NSR royalty in favor of Aquarian that varies between 2.5% (at $400 per ounce of gold) and 8.0% (at $900 per ounce of gold). The project was acquired in June 1987, and has been explored for gold on a limited basis with surface geochemistry, geophysics, and by drilling.

Effective March 1, 1991, Newmont acquired an interest in the project by making an initial payment of $25,000 to the Company, and by undertaking all of the obligations of the Aquarian lease. On each of March 1, 1992 and 1993, Newmont made further payments of $10,000 to the Company. The amounts paid by Newmont were treated as a recovery of the capitalized cost of the Bob Creek project during the quarters ended March 31, 1991, 1992, and 1993. Newmont terminated its interest in the project in August 1993.

In August 1993, the Company leased an additional 36 claims from Mr.
Rex Steninger.

The Company is seeking a joint venture partner or an entity to which it may farm-out its operating interest in the Bob Creek
Project.

Treasure King
- -------------
In 1988, the Company acquired the Treasure King gold property in Yavapai County, Arizona, from Resource Exploration and Development Company ("REDCO"), subject to a 10% net profits interest.

In 1988, the Company defined a gold deposit of 175,000 tons averaging 0.063 ounces of gold per ton, which was minable at gold prices extant at the time. Some of the permits required for a heap leach gold operation were obtained. In 1989, the Company completed a more detailed in-fill drilling program which reduced the gold-bearing deposit to 152,000 tons averaging 0.052 ounces of gold per ton. At current or foreseeable gold price levels, substantially more tons would be needed to make the existing deposit economic to mine.

During fiscal 1994, the Company determined to abandon the Treasure King gold project.

Goldstripe
- ----------
The Goldstripe Mine is located two miles southwest of Canyon Dam, California, near Lake Almanor in Plumas County, adjacent to the historic Crescent Mills gold district. As described in previous filings, the Company's mining operations ceased at Goldstripe after the 1989 operating season, and most of the reclamation (regrading, reseeding and ground water monitoring) required of the Company by the U.S. Forest Service has been completed. Revegetation and ground water monitoring activities continue. In 1992, the Company surrendered a $341,000 reclamation bond to fund reclamation, which was conducted by the U.S. Forest Service. The Company believes that only approximately $250,000 of the $341,000 has been spent to date, and that future additional costs, if any, are likely to be immaterial.

See Item 3, "LEGAL PROCEEDINGS," below for further information relating to actions initiated by the United States Forest Service.

The Company had been holding the property in anticipation of reprocessing a processed ore residual pile located at the site, and recovering gold from the residual material. However, during the fourth quarter of fiscal 1994, the Company determined that such a project would not be economic, due to anticipated increased costs associated with such a project, and because of substantially higher reclamation bonding requirements that would be imposed by federal and state regulatory agencies. Accordingly, the Company has determined to abandon the mill site claims pursuant to which it holds the residual pile resource, and to write-off its interest in Goldstripe.

Other Matters
- -------------

Sales Contracts
- ---------------
The Company had no sales of gold bullion in fiscal 1994, and therefore there were no material relationships with metal traders during the period.

Risks Inherent in the Mining Industry
- -------------------------------------
Mineral exploration and development is highly speculative, capital intensive, and involves significant risks. Most exploration programs do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The operations of the Company will be subject to all of the hazards and risks normally incident to developing and operating mining properties.

Regulation
- ----------
The Company's exploration and mining activities in the United States are subject to various federal, state and local laws and regulations governing prospecting, development, production, labor standards, occupational health, mine safety, control of toxic substances, other matters involving environmental protection, and taxation. The environmental protection laws address, among other things, the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes. The Company is a party to a response action initiated by the U.S. Forest Service with respect to Goldstripe, but based on information currently available believes that no specific action on the part of the Company is likely to be required. Therefore, the Company believes that the response action will not result in any material adverse effect on the Company. See "LEGAL PROCEEDINGS." The Company believes that the operations in which it retains interests are currently in material compliance with all such applicable laws and regulations.

Fluctuations in the Market Price of Minerals
- --------------------------------------------
The profitability of gold mining operations is directly related to the market price of gold. The market price of gold fluctuates widely and is affected by numerous factors beyond the control of the Company, including expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold should drop dramatically, the value of the Company's properties which are being explored or developed could also drop dramatically, and the Company might not be able to recover its investment in those properties. The decision to place a mine into production, and the commitment of funds necessary for that purpose, must be made long before the first revenues from production will be received. Price fluctuations between the time that such a decision is made and the commencement of production can drastically change the economics of the mine.

The volatility of gold prices represents a substantial risk to the mining industry, generally, which no amount of planning or technical expertise can eliminate. The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices per ounce.

          Year                     Gold Price Per Ounce
          ----                     --------------------
                                   High           Low
                                   ----           ---
          1989                     412            360
          1990                     424            346
          1991                     403            350
          1992                     359            331
          1993                     406            327
          January-June, 1994       395            370

At August 31, 1994, the gold price was $385.75 per ounce. In previous years, the Company has used hedging and forward sales techniques to reduce the impact of the volatility of the gold prices. These techniques include the use of forward sales (usually less than three-month delivery commitments) and option programs.
At present, the Company has no hedging programs in place. The Company would consider hedging programs in the event certain production levels are obtained and maintained, and market conditions justify the economic use of hedging programs.

Competition
- -----------
There is aggressive competition within the minerals exploration industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company. In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties.

Company Personnel
- -----------------
At August 31, 1994, the Company had nine full-time employees located in Denver, Colorado. The Company's employees are not subject to a union labor contract or collective bargaining agreement.

Consulting services, relating primarily to geologic and geophysical interpretations, and advice with respect to metallurgical, engineering, legal and such other technical matters as may be deemed useful in the operation of the Company's business, are provided by independent consultants and contractors.

Foreign Operations
- ------------------
The Company does not own any foreign gold mining properties or interests.

Item 3.  LEGAL PROCEEDINGS

Calgom Mining/Goldstripe Project
- --------------------------------
Following cessation of the Company's operations at the Goldstripe site and in connection with obtaining funding for reclamation, on August 5, 1992, the U.S. Forest Service notified the Company that it had determined to initiate a response action, under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") at the Goldstripe site, in order to assess the threat of a possible release of cyanide from the residual pile. To date, the only action undertaken by the Forest Service in connection with the response action notice has been to establish four monitoring wells at the site, at an estimated cost of $27,000. Although not formally related to the response action notice, on October 5, 1992, the Company released a $341,000 reclamation bond to fund reclamation performed by the Forest Service. The Company believes approximately $250,000 of the $341,000 has been spent to date. The Company believes that, for the foreseeable future, no additional "response action" or other remediation will be undertaken by the Forest Service under CERCLA or otherwise. See "BUSINESS AND PROPERTIES-GOLDSTRIPE."

In August 1993, and again in May 1994, the Forest Service advised the Company that its reclamation activities were substantially completed (except for revegetation) and that the Forest Service believed that such activities should satisfy all outstanding permit requirements for reclamation, except for the post-reclamation monitoring that is ongoing. However, it is also possible that additional reclamation or water quality monitoring could be required by the Forest Service or the California Regional Water Quality Control Board, which, if required, could result in additional cost to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 1994. Annual meeting results will be described in Item 4 to the Company's report filed on Form 10-Q, for the quarter ended December 31, 1994.

                              PART II

Item 6.  SELECTED FINANCIAL DATA

                                               For the Year Ended June 30,
                                   --------------------------------------------------
                                    1994       1993       1992       1991      1990
Selected Statement of               ----       ----       ----       ----      ----
Operations Data                       (Amounts in thousands, except per share data)
- ---------------------                 ---------------------------------------------
Bullion sales                      $     -    $    -     $   -      $   213   $ 3,002
Royalty income                         153       150         -           -         -
Exploration expense                    499        57         86          36     2,253
General and administrative
  expense                            1,037       765        725         941     1,236
Loss from continuing
  operations                        (1,452)     (618)      (638)     (8,940)   (1,892)
Net loss                            (1,452)     (618)      (638)     (8,940)   (1,480)
Net income (loss) per share:
  Continuing operations            $  (.11)   $ (.06)    $ (.07)    $ (1.00)  $  (.22)
  Discontinued operations                -         -          -           -       .05
                                    -------    ------     ------     -------   -------
                                   $  (.11)   $ (.06 )   $  (.07)   $ (1.00)  $  (.17)
                                    =======    =======    =======    =======   =======

                                                     As of June 30,
                                   --------------------------------------------------
                                    1994       1993       1992       1991      1990
                                    ----       ----       ----       ----      ----
Selected Balance Sheet Data           (Amounts in thousands, except per share data)
- ---------------------------           ---------------------------------------------
Total assets                       $  8,183   $ 2,727    $ 1,877    $ 2,609   $11,427
Working capital (deficit)             6,884     1,229       (272)      (236)        7
Long-term obligations                   131       193        453        406       442

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------
On June 30, 1994, the Company had current assets of $7,122,000 compared to current liabilities of $238,000 for a current ratio of

29.9 to 1. This compares to current assets of $1,474,000 and current liabilities of $245,000, at June 30, 1993, resulting in a current ratio of 6.0 to 1.

During fiscal 1994, liquidity needs were met from: (i) proceeds of two private placements of the Company's common stock which raised net proceeds of $6.6 million, (ii) the Company's available cash resources and interest income, (iii) cash payments of $155,000 received from companies seeking to explore the Company's properties ($150,000 from Cortez with respect to South Pipeline, and $5,000 from American Resources with respect to Goldfield), and (iv) earnings from financial and environmental consulting services. The Company's operating activities utilized approximately $1,400,000 of cash during the fiscal year ended June 30, 1994.

The Company's farm-out strategy has led to successful elimination or suspension of several major commitments relating to mineral properties (e.g., the elimination of obligations to construct a gold processing plant at Long Valley at a potential cost of $2 million). This strategy has also strengthened the Company's cash position. The Company will continue to explore its remaining properties and to acquire new projects, with a view to enhancing them prior to possible farm out to major mining company partners.

During fiscal 1991 and 1992, management implemented strict measures to reduce costs, to restructure obligations, and to preserve capital. Following these efforts and the re-acquisition of the South Pipeline Project royalty interest, the Company's liquidity outlook now is favorable, as demonstrated by the Company's successful completion of six private placements of equity capital which generated $8.8 million over the past three years. The proceeds of these investments will be used for general corporate purposes, including primarily exploration and general and administrative expenses. The Company continues to monitor closely its general and administrative expenses, rely on consultants rather than add full time employees and maintain efforts to control costs.

Current financial resources and sources of income should be adequate to cover the Company's general and administrative costs for at least the next twelve months. The Company is greatly encouraged that development work being carried out now at South Pipeline and the June 1994 commencement of mining at the Crescent Pit could lead to sustained gold production over the next several years which then could mean the Company's long-term liquidity needs would be supported by cash flow from the South Pipeline Project. Meanwhile, if increased general and administrative costs arise from new business in the financial and environmental consulting sectors, or if the Company develops a new mining operation, additional revenues would also be expected.

RESULTS OF OPERATIONS
- ---------------------

Fiscal Year Ended June 30, 1994 Compared with Fiscal Year Ended
- ---------------------------------------------------------------
June 30, 1993
- -------------
For the year ended June 30, 1994, the Company recorded a net loss of $1,452,000, or $.11 per share, as compared to a net loss of $618,000, or $.06 per share, for the year ended June 30, 1993. The net loss for the current period resulted mainly from ongoing administrative expense after receipt of $155,000 in advance minimum royalty and other property payments. General and administrative costs of $1,037,000 for the fiscal year ended June 30, 1994 include approximately $20,000 as an adjustment to the accrual of retirement benefits for a former officer and director.

Other costs and expenses included $164,000 in lease maintenance and holding costs in 1994 relating to 12,520 acres, up from $17,000 in 1993. Exploration costs increased from $57,000 for the year ended June 30, 1993, to $499,000 for the year ended June 30, 1994, due to the Company's renewed emphasis on exploration projects.

General and administrative expenses of $1,037,000 for the year ended June 30, 1994, increased from those of $765,000 for the year ended June 30, 1993, as a result of increased staffing and increased compensation. General and administrative expenses consist primarily of employee compensation and benefits, leasehold expense, office equipment expenses, travel and communications costs.

Interest and other income was $143,000 in fiscal 1994, up from $34,000 in fiscal 1993, due primarily to increased funds available for investing from stock placements. In fiscal 1993, $48,000 was recognized for the gain on sale of investments in restricted common stock. At June 30, 1994, the Company has had an unrecognized loss of $47,000 in its U.S. Treasury securities portfolio (which securities are typically held to maturity by the Company).

Depreciation and amortization declined from $37,000 for fiscal 1993 to $26,000 for fiscal 1994, due to assets which became fully depreciated and fully amortized during fiscal 1993, and because of assets that were sold during fiscal 1993, which did not have a full year of depreciation expense associated with them.

During fiscal 1994 mining assets were written down by $749,350, primarily related to the abandonment of Calgom/Goldstripe and Treasure King, versus none in fiscal 1993.

During fiscal 1994 the Company recognized a deferred tax asset of $750,000 associated with the proven reserve at Crescent Pit versus none in fiscal 1992.

Fiscal Year Ended June 30, 1993 Compared with Fiscal Year Ended
- ---------------------------------------------------------------
June 30, 1992
- -------------
For the year ended June 30, 1993, the Company recorded a net loss of $618,000, or $.06 per share, as compared to a net loss of $638,000, or $.07 per share, for the year ended June 30, 1992. The net loss for the current period resulted mainly from ongoing administrative expense after receipt of $165,000 in advance minimum royalty income and other property payments and receipt of $81,000 resulting from sales of equipment and securities. General and administrative costs of $765,000 for the fiscal year ended June 30, 1993, include approximately $20,000 as an adjustment to the accrual of retirement benefits for a former officer and director.

Other costs and expenses included $17,000 in lease maintenance and holding costs in 1993, down from $66,000 in 1992. Exploration costs declined from $86,000 for the year ended June 30, 1992, to $57,000 for the year ended June 30, 1993, due to the Company's concentration on monitoring the South Pipeline situation.

Net revenues from financial and environmental consulting services were $28,000 compared with $83,000 in fiscal 1992, again due to Management's concentration on the South Pipeline Project. General and administrative expenses of $765,000 for the year ended June 30, 1993, do not differ materially from those of $725,000 for the year ended June 30, 1992, as a result of cost saving efforts discussed under Liquidity and Capital Resources, above.
      -------------------------------
Interest and other income was $34,000 in fiscal 1993, down from $40,000 in fiscal 1992, due primarily to lower prevailing interest rates. In fiscal 1992, a gain of $193,000 was recognized on the sale of the Company's Crescent Valley interests to a limited partnership, whereas there were no mineral property sales in fiscal 1993. In fiscal 1993, $48,000 was recognized for the gain on sale of investments in restricted common stock.

Depreciation and amortization declined from $57,000 for fiscal 1992 to $37,000 for fiscal 1993, due to assets which became fully depreciated and fully amortized during fiscal 1993, and because of assets that were sold during fiscal 1992 and 1993, which did not have a full year of depreciation expense associated with them.

Impact of Inflation
- -------------------
The Company's operations have been subject to general inflationary pressures, which have not had a significant impact on its operating costs.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROYAL GOLD, INC.


Date: June 12, 1995           By: PETER B. BABIN
                                 -------------------------------
                                 Peter B. Babin
                                 Senior Vice President