Form 10-K405/A
period 1994-06-30
ROYAL GOLD INC /DE/
filed 1995-06-30
CIK 85535

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          ____________

                      FORM 10-K/A-           2

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

The current status of the Company's mineral property interests is as follows: under terms of a settlement agreement dated September 18, 1992, the Company has been granted a royalty interest in the South Pipeline Project operated by Placer Dome U.S., Inc. ("PDUS")
in Crescent Valley, Nevada   , on which gold production commenced
in June 1994     (see "Crescent Valley/South Pipeline Project"
         below); the Company is attempting to farm-out its interest in the Bob Creek project, in Eureka County, Nevada; the Company is attempting to sell the patented mining claims it holds at Camp Bird, in Ouray County Colorado; and the Company is conducting its own exploration programs at Long Valley, in Mono County, California, and at several recently-acquired prospects in Nevada,
Utah and Montana.     The South Pipeline Project is the only
property in which the Company holds an interest that is currently producing gold.

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

Reverse circulation drilling programs conducted by the Company in calendar 1988, 1989 and 1990 resulted in identification of one
sediment-hosted gold             deposit     in addition to other
gold anomalies, the one             gold deposit     being defined
with 16 holes drilled on adjacent 200-foot centers.

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

On December 2, 1991, the Company assigned one-half of its 1.5% NSR royalty to Chipeta Mining Corporation to satisfy an obligation of $209,000 that arose in connection with the termination of another
joint venture at another property.              In order to fund
continuing liquidity needs, on December 30, 1991 the Company (through an affiliated limited partnership) commenced a private offering to raise $400,000 by offering for sale the remaining one-half of the 1.5% NSR royalty and the 1.25% net proceeds royalty, as more fully described in Note 2.A. of Notes to Financial Statements. A subsidiary of the Company is a general partner of the limited partnership and has a 2% interest in the partnership. Thus, after the sale of these royalty interests the Company had only a nominal interest in this property. However, as described below, the Company recovered a 20% net profits interest in South Pipeline in the settlement of its lawsuit against PDUS.

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

Development.  PDUS has conducted an aggressive program of
- -----------
exploration and development drilling at South Pipeline since November 1992, having spent well over $10 million through June 30, 1994. The following list shows the history of announcements by PDUS regarding its exploration program and gold mineralization at South Pipeline:

 .    On February 3, 1993, PDUS announced a preliminary estimate of mineralization for the South Pipeline Project of approximately
     10 million tons of material            , with an average grade
     of     0.121 ounces of gold per ton, assuming a cut-off grade
     of 0.05 ounces of gold per ton.     (This cut-off grade
     assumes an open pit mine
     with conventional mill processing at a cash cost of approximately $150/oz. and a gold price of $375.)

 .    On May 4, 1993, PDUS announced a new estimate of gold
     mineralization for the South Pipeline property of 15.6 million
     tons of material            , with an average grade of
     0.147 ounces of gold per ton.

 .    On August 5, 1993, the Company announced a new estimate of gold mineralization for the South Pipeline Project of 31.4 million tons of material with an average grade of 0.106 ounces of gold per ton, assuming a cut-off grade of 0.05 ounces per
     ton.     (This cut-off grade assumes an open pit mine with
     conventional mill processing at a cash cost of approximately $150/oz. and a gold price of $375.)

 .    On May 2, 1994, the Company announced a new estimate of gold mineralization for the South Pipeline Project of 76.49 million tons of material, with an average grade of 0.048 ounces of gold per ton.

 .    On September 1, 1994, the Company announced an additional
     estimate of gold mineralization for another deposit within the South Pipeline property known as "Gaslight" of 15.6 million tons of material grading 0.050 ounces of gold per ton, at a
     cut-off grade of 0.01 ounces of gold per ton.     (This cut-
     off grade assumes an open pit, heap leach facility with cash costs of approximately $180/oz. and a gold price of $375.)

Exploration drilling is scheduled to continue at South Pipeline in calendar year 1995.

In addition to the South Pipeline             gold deposits
that             have     been defined to date, other important
gold intercepts have been made on South Pipeline property, which suggest there may be additional deposits on the GAS Mining Claims. These developments, together with the start of operations at the Crescent Pit, provide great encouragement that the South Pipeline Project may be developed, and that the Company's royalty interest in the project may generate revenue for a number of years to come.

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

<F1>    "Reserve."  That part of a mineral deposit which could be
economically and legally extracted or produced at the time of the reserve determination.
     "Proven (Measured) Reserves." Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
     "Probable (Indicated) Reserves." Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
<F2> Contained ounces shown are after an allowance for dilution of ore in the mining process, and reflect ounces expected to be recoverable at an assumed recovery rate of 88%.
<F3> The Company holds a 20% net profits interest in this property.
   The reserves reported in the table for the Crescent Pit are supported by a detailed economic feasibility study of the project.
[/FN]

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

As of 1989, the Company had delineated a gold deposit for a heap leach project of 2.2 million tons averaging 0.023 ounces of gold
per ton.  Additional work on the cost of bringing             this
material     into production is required before the
   deposit could     be classified as proven or probable reserves.

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

Item 3.  LEGAL PROCEEDINGS

Calgom Mining/Goldstripe Project
- --------------------------------
Following cessation of the Company's operations at the Goldstripe site and in connection with obtaining funding for reclamation, on August 5, 1992, the U.S. Forest Service notified the Company that it had determined to initiate a response action, under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") at the Goldstripe site, in order to assess the threat of a possible release of cyanide from the residual pile. To date, the only action undertaken by the Forest Service in connection with the response action notice has been to establish four monitoring wells at the site, at an estimated cost of $27,000. Although not formally related to the response action notice, on October 5, 1992, the Company released a $341,000 reclamation bond to fund reclamation performed by the Forest Service. The Company believes approximately $250,000 of the $341,000 has been spent to
date.  The Company believes that,             based on verbal
communications with the Forest Service and the status of
reclamation at the site    , no additional "response action" or
other remediation             is likely to     be undertaken by the
Forest Service under CERCLA or otherwise. See "BUSINESS AND PROPERTIES-GOLDSTRIPE."

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

29.9 to 1. This compares to current assets of $1,474,000 and current liabilities of $245,000, at June 30, 1993, resulting in a current
ratio of 6.0 to 1.     The Company's current assets include
approximately $4,898,000 of marketable securities that consist of U.S. treasury securities with maturities of 15 months or less, which the Company typically holds to maturity. The Company's initial cost and current value at June 30, 1994 of these marketable securities were $4,944,901 and $4,897,626, respectively, which results in an unrealized loss of $47,276 at June 30, 1994.

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

   The only material commitments of the Company that cannot be terminated at the sole discretion of the Company are (i) the Union Pacific Agreement that requires $400,000 to be spent on exploration prior to August 1, 1995; (ii) employment agreements with four officers calling for minimum payments of approximately $400,000 for fiscal 1995; and (iii) office lease payments of $43,000 for fiscal 1995. The Union Pacific Agreement provides that the Company can extend the agreement for two additional 12-month terms upon making additional exploration commitments of $600,000 and $1,000,000, respectively (if the Company exercises its rights to extend, total exploration expenditures under the agreement are estimated to be $2,000,000 over its 39-month term).

The Company anticipates total expenditures for fiscal 1995 for general and administrative expenses to be approximately $1,200,000 and expenditures for exploration and property holding costs to be approximately $1,000,000 (including $400,000 under the Union Pacific Agreement). These amounts could increase or decrease significantly based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

The Company's farm-out strategy has led to successful elimination of several major commitments relating to mineral properties (e.g., the elimination of obligations to construct a gold processing plant at Long Valley at a potential cost of $2 million). This strategy has also strengthened the Company's cash position. The Company will continue to explore its remaining properties and to acquire new projects, with a view to enhancing them prior to possible farm out to major mining company partners.

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

                                     ROYAL GOLD, INC.


Date: June             __    , 1995  By: PETER B. BABIN
                                         ---------------------------
                                         Peter B. Babin
                                         Senior Vice President