Form 10-K
period 1995-06-30
ROYAL GOLD INC /DE/
filed 1995-09-28
CIK 85535

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Fiscal Year Ended June 30, 1995.

                        Commission File No. 0-5664

                       ROYAL GOLD, INC.
          -----------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                             84-0835164
-------------------------------            ----------------
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)             Identification No.)

  1660 Wynkoop Street
  Suite 1000
  Denver, Colorado                               80202-1132
---------------------                            ----------
(Address of Principal                            (Zip Code)
 Executive Offices)

                         (303) 573-1660
           ----------------------------------------------------
           (Registrant's Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock     $0.01 Par Value
                     --------------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                              Yes  X    No
                                  ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of August 31, 1995, the average bid and asked price of the Company's stock was $8.3125. The aggregate market value of voting stock held by non-affiliates was $79,400,000.

As of August 31, 1995, there were 14,476,976 shares of Common
Stock, $0.01 par value, outstanding.

                     Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 5, 1995: Part III,
Items 11, 12 and 13.

Total Number of Pages: 54       Exhibit Index - Page 48

                             TABLE OF CONTENTS


                                                          PAGE
Part I
  Items 1.
    and 2.  Business and Properties                        1
  Item  3.  Legal Proceedings                             12
  Item  4.  Submission of Matters to a Vote of
             Security Holders                             13

Part II
  Item  5.  Market for Registrant's Common Equity
             and Related Stockholder Matters              13
  Item  6.  Selected Financial Data                       14
  Item  7.  Management's Discussion and Analysis of
             Financial Condition and Results of
                Operations                                14
  Item  8.  Financial Statements and Supplementary Data   20

Part III
  Item 10.  Directors and Executive Officers of the
             Registrant                                   46
  Item 11.  Executive Compensation                        48
  Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                        48
  Item 13.  Certain Relationships and Related
              Transactions                                48

Part IV
  Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                     48

Exhibit A.  The Company and Its Subsidiaries              52

Signatures                                                53

                                  PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

General
-------
Royal Gold, Inc. (together with its subsidiaries, "Royal" or the "Company") is engaged in the acquisition, exploration, development, and sale of gold properties and in the acquisition of gold royalty interests.

The Company's primary business strategy is to create and acquire royalty and other carried ownership interests in gold mining properties through exploration and development activity (and subsequent transfer of the operating interest in the subject properties to other firms), and through the direct acquisition of such interests. Substantially all the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

The current status of the Company's mineral property interests is as follows: The Company holds a carried 20% net profits royalty interest in the South Pipeline Project, operated by Cortez Gold Mines. South Pipeline is located in Crescent Valley, Nevada, and gold production commenced at that property in September 1994 (see "South Pipeline Project" below). In fiscal 1995, the Company generated revenues of $330,000 from its royalty interest at South Pipeline. The Company has farmed-out its interest in the Bob Creek project, in Eureka County, Nevada, and the Company is conducting its own exploration programs at Long Valley, in Mono County, California; at Buckhorn South, in Eureka County, Nevada; at Ferber, in Elko County, Nevada; and at several recently-acquired prospects in Nevada and Utah. The South Pipeline Project is the only property in which the Company holds an interest that is currently producing gold.

The Company is also engaged, through two wholly-owned subsidiaries, Denver Mining Finance Company ("DMFC") and Environmental Strategies, Inc. ("ESI"), in providing financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 1995, income generated from consulting services was not material.

The Company was incorporated under the laws of the State of Delaware on January 5, 1981. Its executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202. See
Exhibit 22, "The Company and Its Subsidiaries."

Significant Developments During Fiscal 1995
-------------------------------------------
The most significant developments of fiscal 1995 were:

(1) The first receipt of royalty payments derived from production at the "Crescent Pit" on the South Pipeline property. As of June 30, 1995, the Company has received 479.78 ounces of gold, valued at $183,073, related to its net profits interest in the Crescent Pit. As of June 30, 1995, the Crescent Pit has produced 40,423 ounces of gold from mill production. The net profits from the Crescent Pit (that is, revenues less direct operating costs) have already paid back to Cortez all preproduction costs, and from the first quarter of fiscal 1996, the Company will receive its full 20% net profits interest from the Crescent Pit.

(2) A private placement involving the sale of a total of 500,000 shares of the Company's common stock for aggregate net proceeds of $3.8 million.

(3) The expansion of the arrangement pursuant to which the Company may, through December 31, 1995, explore the entirety of Union Pacific Corporation's mineral estate in Colorado, Wyoming and Utah (approximately 7.5 million acres), and secure the exclusive right to develop and/or farm out gold and other precious mineral deposits on 50,000 acres of such ground, as may be designated by Royal Gold.

(4) The purchase of a 0.75% net smelter returns ("NSR" *) royalty interest, capped at $375,000, at the South Pipeline Project.

The completion of the private placement transaction, and the commencement of royalty receipts from the Crescent Pit ensures the Company's ability to continue an aggressive exploration program, both on the Union Pacific lands and at those projects that the Company has initiated in Nevada and elsewhere.

Also during fiscal 1995, the Company conducted drilling programs and geophysical work at each of its Long Valley, Buckhorn South and Ferber properties and, as of the date of this report, the Company has acquired several additional exploration properties in Nevada and Utah. During fiscal 1995, the Company also farmed-out its Bob Creek property to Santa Fe Pacific Gold Corporation, and received in exchange a property payment of $20,000 and a commitment to perform exploration work.

__________________________

 * "Net smelter returns" or "NSR royalty" interest means that the royalty holder receives a defined percentage of the gross revenue, less a proportionate share of incidental transportation and processing costs.

Properties
----------
Recent activities at each of the significant properties in which the Company has an interest are described below. Reference is made to footnotes in the financial statements for more information on property histories.

In all instances, the Company has estimated gold-bearing material by the use of drilling, mapping, sampling, geological interpretation, assaying and other standard evaluation methods generally applied by the mining industry. The Company has relied on its joint venture partners and previous owners of certain of its properties for the preparation of certain data and other information. Any information prepared by others has been reviewed by the Company and its consultants.

South Pipeline Project
----------------------
The South Pipeline Project royalty interest is the Company's most significant gold property interest. The South Pipeline Project is operated by Cortez Gold Mines ("Cortez"), a joint venture of Placer Domes U.S. Inc. ("PDUS") and Kennecott Exploration (Australia) Ltd. The South Pipeline Project is located in Lander County, Nevada, approximately 60 miles southwest of Elko. The project involves over 4,000 acres of unpatented mining claims (the "GAS Mining Claims"), which Cortez leases from ECM, Inc. ("ECM").

The Company currently holds a fully-carried royalty interest in the South Pipeline Project. (That is, the Company is never obliged to advance any of the costs of exploration, development or production at South Pipeline.) The Company, at its annual election, can either receive a 20% net profits royalty interest or a sliding scale 2.5% to 5.5% NSR royalty interest in all production from the GAS Mining Claims. Under either royalty interest, the Company may elect to take its share of production in kind.

Background
----------
As has been described extensively in prior years, the Company has been involved with this property since 1987. The Company, as the original operator of a joint venture with Cortez, conducted the initial exploration work at South Pipeline, which was then referred to as "Crescent Valley".

Reverse circulation drilling programs conducted by the Company in calendar 1988, 1989 and 1990 resulted in identification of one sediment-hosted, "Carlin-type", disseminated gold deposit, and identification of other gold anomalies.

In 1991, due to liquidity problems then being experienced, the Company determined to sell its interest in the property. By the end of 1991, the Company held only a nominal interest in the South Pipeline property. However, as described extensively in prior years and in Note 2.A. to the Consolidated Financial Statements that are included in Item 8 ("Note 2.A."), in September 1992, the Company recovered a 20% net profits interest in South Pipeline following settlement of litigation brought by the Company against Cortez and PDUS. Under the South Pipeline Project agreement, the Company also receives $150,000 per year in advance minimum royalties. All such royalties, together with allocable capital, are recoupable by Cortez out of production royalties otherwise payable to the Company.

Development
-----------
Since November 1992, Cortez has conducted an aggressive program of exploration and development drilling at South Pipeline, and has spent well over $14 million through June 30, 1995.

The mineral deposit at South Pipeline is now estimated to contain
91.8 million tons, with an average grade of 0.048 ounces per ton of gold or 4.4 million contained ounces Limited exploration drilling is scheduled to continue at South Pipeline for the remainder of calendar year 1995.

In June 1994, Cortez began to mine the Crescent Pit, a near-surface portion of the South Pipeline deposit, and on September 20, 1994, Cortez noticed that it had commenced the production of gold from the Crescent Pit. Cortez combines the Crescent Pit ore with ore from another mine (in which the Company has no interest), and processes all such ore at the Cortez mill, a 2,000 ton per day facility. At June 30, 1995, production from the Crescent Pit was utilizing approximately 50% of the capacity of the Cortez mill.

Cortez is presently evaluating feasibility of proceeding with production of the larger South Pipeline deposit. Such evaluation involves numerous geologic, engineering, environmental, and economic considerations, and the results of such evaluation are expected to be announced by the end of calendar year 1995.

In addition to the South Pipeline gold deposits that have been defined to date, other important gold intercepts have been made on South Pipeline property, which suggests that additional deposits may exist on the property. These developments, together with the start of production from the Crescent Pit, indicate that the Company's royalty interest in the South Pipeline Project may generate revenue for a number of years to come.

The Crescent Pit operation, which is projected to encompass some
320 acres within the 4,000 acre claim block of the South Pipeline

Project, was planned to recover some 217,000 ounces of mill-grade gold over a four-year period. In July 1995, production commenced at the Crescent Pit heap leach facility. It is anticipated that 34,000 ounces of gold will be recovered from the heap leach over a five year period.

Set forth below are charts showing the reserves and gold deposits that have been defined at South Pipeline:



                    Proven and Probable Reserves (1)
                              June 30, 1995

                                      Average
                          Tons         Grade      Recoverable
                       (millions)   (oz Au/ton)    Oz Au (2)
                       ----------   -----------   -----------
South Pipeline
  Crescent Pit:

  Mill Grade Ore (3)      1.69        0.125        186,000
  Heap Leach Ore (3)      2.20        0.029         34,000

------------------------------
(1) "Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
        "Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
         "Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
(2) Recoverable ounces shown are after an allowance for dilution of ore in the mining process and reflect assumed recovery rates of 88% for mill-grade ore and 50% for heap leach material.
(3) Amounts shown represent 100% of the reserves. The Company holds a 20% net profits interest in this property.

                    Gold Deposits/Mineralization (1)
                              June 30, 1995

                                           Average
                          Tons              Grade
                       (millions)        (oz Au/ton)
                       ----------        -----------
South Pipeline
 (includes Crescent
  Pit reserves (2))        76.21             0.048

Gaslight                   15.60             0.050


----------------------
(1) Gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicate a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially minable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.
(2) Amounts shown represent 100% of the deposits. The Company holds a 20% net profits interest in this property.


Union Pacific Exploration Project
---------------------------------
Under its agreement with Union Pacific, originally executed in May 1994, the Company may explore 7.5 million acres of Union Pacific land in Utah, Wyoming and Colorado, including the State Line Districts of Wyoming and Colorado. The Company is now conducting preliminary exploration throughout Union Pacific's holdings until December 31, 1995, when Royal Gold must designate 50,000 acres for more extensive exploration.

The Company has already identified ten large prospect areas where it is conducting geochemical sampling surveys, with a view to more intensive exploration if the sampling proves favorable. The Company has committed to a work program of $500,000 to be spent by December 31, 1995; through June 30, 1995, the Company has spent approximately $300,000, and $200,000 in work has been planned for the remainder of calendar year 1995. If the Company wishes to extend the term of exploration through December 31, 1997, it must make an additional commitment of $600,000, and thereafter, if it wishes to extend the term of the agreement through December 31, 1998, it must make a further commitment of $1,000,000. For the full 55-month term of the agreement, the Company's exploration and development obligation would be $2.1 million.

If the Company identifies attractive deposits on the Union Pacific lands, it has the opportunity, under the terms of agreements that have already been negotiated with Union Pacific, to assign further exploration and development rights to third parties; to develop such deposits in collaboration with Union Pacific; or to develop such deposits for Royal's own account. In all circumstances, Union Pacific will retain a royalty interest, and will retain various rights to participate on a working interest basis in the development, and operation of any mineral deposit.

The extent of any such Union Pacific royalty will depend on market factors, including, among others, the desirability to a third party of the particular deposit that may be discovered on the Union Pacific property.


Long Valley
-----------
The Long Valley project consists of 105 unpatented mining claims located 45 miles north of Bishop, California, in Mono County.
The Company has been involved with this property since 1989, when it entered into a joint venture with Standard Industrial Minerals, Inc. ("Standard"). Standard owns the claims that comprise the Long Valley project, and operates a kaolin mine that is adjacent to the property.

Under the joint venture agreement, the Company has an option, exercisable through December 31, 1997, to acquire the entirety of Standard's interest in Long Valley for $1,000,000. During the term of the option, the Company is obliged to make annual payments to Standard, totalling $125,000 over four years, with $100,000 of such payments being creditable against the option exercise payment. The Company has no specific work commitment.

During 1994, the Company completed 18 reverse circulation holes, aggregating some 16,000 feet. Based on the results of such drilling, and data generated by predecessors in interest, Royal Gold determined the existence of two new areas of gold mineralization (the "Hilton Creek Zone" and the "Southeast Zone"), separated by about 2,000 feet, and estimated that such zones contain a total of 49,640,000 tons of gold mineralization, with an average grade of 0.018 ounces of gold per ton.

Royal Gold has continued to drill at Long Valley throughout the spring and summer of 1995, and as of September 15, 1995 has completed an additional 32 reverse circulation holes, totalling more than 13,600 feet. The more recent drilling has established continuity of mineralization between the Hilton Creek and Southeast Zones, and has demonstrated the existence, in the Hilton Creek Zone, of a higher-grade area of mineralization, with numerous drill intercepts exceeding 0.04 ounces of gold per ton.

Drilling continues at Long Valley as of the date of this report, and the Company will revise its prior estimate of the mineral deposit at Long Valley after the conclusion of the current drilling season. The Company has budgeted $700,000 for exploration at Long Valley through calendar year 1995. Substantial additional work is required at both the Hilton Creek Zone and the Southeast Zone before either such deposit could be classified as either proven or probable reserves.


Buckhorn South
--------------
The Buckhorn South project is located in Eureka County, Nevada, approximately 50 miles southwest of Elko. The property consists of 265 unpatented mining claims.

Of the 265 claims that comprise Buckhorn South, the Company leases 131 such claims from Ronald and Arlene Damele, et al., and the Company staked the balance of the project area. Over the next three years, the Company is obliged to pay the lessor $460,000 in advance minimum royalties. The leased claims are burdened by cumulative royalties equal to a 4% NSR; the remaining claims are subject to a 1% NSR.

A predecessor in interest at the property completed some 10,400 feet of drilling, and on the basis of such work and other exploration had, by 1984, estimated that the "Zeke" deposit contains two million tons grading 0.056 ounces of gold per ton.

During 1994, the Company conducted geophysical surveys and drilled nine holes aggregating 6,800 feet. Through its work, the Company identified new areas of gold mineralization about one mile south of the Zeke deposit, and also identified structurally complex areas that may contain significant alteration and sulfides.

A 23-hole drilling program, designed to test the new areas of mineralization and the previously-identified anomalies, commenced in September 1995, with a planned cost of $280,000.


Ferber
------
The Ferber project is located in Elko County, Nevada, approximately 80 miles southeast of Elko, and consists of 98 unpatented mining claims. Royal leases 51 of the claims from Donald Jennings, and it independently located the other 47. The Jennings lease involves advance minimum royalties of $10,000 per year, expiring in February 1998, and a royalty burden of 2% NSR. The Company also has work commitments of $100,000 per year in 1999 and 2000 and $150,000 per year through 2003. In April 1995, five reverse circulation holes were completed totalling

3,020 feet. These holes were drilled to test for mineralization along the southwestern margin of an intrusive where copper and gold are known to occur in skarns. Three of the holes encountered strongly anomalous gold and copper in both the skarn and the intrusive. The presence of such anomalous intervals in the intrusive opens large areas of the district for further exploration, and the Company will be conducting additional drilling at Ferber commencing in October 1995, budgeted at $85,000.


Bob Creek Project
-----------------
The Bob Creek project consists of 103 unpatented mining claims in Eureka County, Nevada, near the town of Beowawe. The claims are held by the Company under two separate mining leases.

In December 1994, the Company entered into a farm-out agreement with Santa Fe Pacific Gold Corporation. Under the terms of the agreement, Santa Fe will (1) assume all of Royal Gold's obligations under the two underlying mining leases; (2) spend a minimum of $150,000 in exploration during the first year of the agreement; and (3) spend progressively greater amounts on exploration over the succeeding three years if Santa Fe decides to continue the program. The Company has also reserved a 2% NSR production royalty.


Exploration Properties
----------------------
In August 1995, the Company acquired control of five additional properties in Nevada and Utah, and it intends to initiate exploration on each such property during fiscal 1996, at a total planned cost of $400,000. The Company will continue to acquire and explore other properties, to the extent that the Company believes they have the potential to host major gold deposits. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any such property, the Company will reevaluate the property, and may substantially increase or decrease the level of expenditures on the particular property.


Goldstripe
----------
The Goldstripe Mine was located in Plumas County, California. As described in previous filings, the Company's mining operations ceased at Goldstripe after the 1989 operating season, and most of the reclamation required of the Company has now been completed, but revegetation and ground water monitoring activities continue.

In 1992, the Company surrendered a $341,000 reclamation bond to fund reclamation, which was conducted by the U.S. Forest Service. The Company believes that only approximately $250,000 of the $341,000 has been spent to date, and that future costs are likely to be immaterial. The Company wrote off its interest in Goldstripe during fiscal 1994.

See Item 3, "LEGAL PROCEEDINGS," below for further information relating to actions initiated by the Forest Service at Goldstripe.


Other Matters
-------------
Sales Contracts
---------------
The Company had no sales of gold bullion in fiscal 1995, and therefore there were no material relationships with metal traders during the period.

Risks Inherent in the Mining Industry
-------------------------------------
Mineral exploration and development is highly speculative and capital intensive. Most exploration programs do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The operations of the Company will be subject to all of the hazards and risks normally incident to developing and operating mining properties.

Regulation
----------
The Company's activities in the United States are subject to various federal, state and local laws and regulations governing prospecting, development, production, labor standards, occupational health, mine safety, control of toxic substances, other matters involving environmental protection, and taxation. The environmental protection laws address, among other things, the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes. In 1992, the Company received notice of a response action initiated by the U.S. Forest Service with respect to Goldstripe, but based on information currently available believes that no further action by the Company is likely to be required. Therefore, the Company believes that the response action will not result in any material adverse effect on the Company. See "LEGAL PROCEEDINGS." The Company believes that the operations in which it retains interests are currently in material compliance with all applicable laws and regulations.

Fluctuations in the Market Price of Minerals
--------------------------------------------
The profitability of gold mining operations is directly related to the market price of gold. The market price of gold fluctuates widely and is affected by numerous factors beyond the control of the Company, including expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold should drop dramatically, the value of the Company's properties which are being explored or developed could also drop dramatically, and the Company might not be able to recover its investment in those properties. The selection of a property for exploration or development, the decision to place a mine into production, and the commitment of funds necessary for all such purposes, must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

The volatility of gold prices represents a substantial risk to the mining industry, generally, which no amount of planning or technical expertise can eliminate. The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices per ounce.

      Year                    Gold Price Per Ounce
      ----                    --------------------
                              High            Low
                              ----            ---
      1990                    424             346
      1991                    403             350
      1992                    359             331
      1993                    406             327
      1994                    396             370
      January-June, 1995      393             372

At August 30, 1995, the gold price was $381.40 per ounce. At present, the Company has no hedging programs in place. The Company would consider hedging programs in the event certain production levels are obtained and maintained, and market conditions justify the economic use of hedging programs.

Competition
-----------
There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company. In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties, and it also competes with others in efforts to purchase gold royalty interests.

Company Personnel
-----------------
At August 31, 1995, the Company had nine full-time employees located in Denver, Colorado, and one full-time employee located in Elko, Nevada. The Company's employees are not subject to a union labor contract or collective bargaining agreement.

Consulting services, relating primarily to geologic and geophysical interpretations, and advice with respect to metallurgical, engineering, legal and such other technical matters as may be deemed useful in the operation of the Company's business, are provided by independent consultants and contractors.

Foreign Operations
------------------
The Company owns a 50% interest in Greek American Exploration Ltd. ("GRAMEX"), a Bulgarian corporation that has entered into an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration over 700 square kilometers in the Krumovgrad and Ivaylovgrad areas of Bulgaria.

This cancelable agreement is for an initial term of two years, requiring expenditures of $100,000 per year by GRAMEX. The agreement may be extended for an additional two year period, expiring 1998. The Company is obligated to fund 50% of these expenditures.


Item 3.  LEGAL PROCEEDINGS

Goldstripe Project
------------------
Following cessation of the Company's operations at Goldstripe, and in connection with efforts to obtain funding for reclamation, on August 5, 1992, the U.S. Forest Service notified the Company that it had determined to initiate a response action at the Goldstripe site, under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), in order to assess the threat of a possible release of cyanide from a processed material residue pile. To date, the only action undertaken by the Forest Service in connection with the response action has been to establish four monitoring wells at the site, at an estimated cost of $27,000. Although not formally related to the response action notice, on October 5, 1992, the Company released $341,000 in cash security for a reclamation bond to fund reclamation to be performed at Goldstripe by the Forest Service. The Company believes, based on oral communications with the Forest Service, that approximately $250,000 of the $341,000 has been spent to date. The Company also believes, based on such communications, and the current status of reclamation at the site, that no additional "response action" or other remediation is likely to be undertaken by the Forest Service under CERCLA or otherwise. See "BUSINESS AND PROPERTIES - GOLDSTRIPE."

In August 1993, in May 1994, and again in May 1995, the Forest Service advised the Company that its reclamation activities were substantially completed (except for revegetation) and that the Forest Service believed that such activities should satisfy all outstanding permit requirements for reclamation, except for ongoing post-reclamation monitoring of water quality. However, it is possible that additional reclamation or water quality monitoring could be required, and that any such requirement could result in additional cost to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 1995. Annual meeting results will be described in Item 4 to the Company's report filed on Form 10-Q, for the quarter ended December 31, 1995.


                                  PART II
                                  -------
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over the counter market by the National Association of Securities Dealers under the symbol "RGLD." The following table shows the high and low closing sales prices for the Common Stock for each quarter since June 30, 1993.
                                                Sales Prices
                                              ------------------
                                               High        Low
Fiscal Year                                   Closing    Closing
                                              -------    -------
1994:
  First Quarter (July, Aug., Sept. - 1993)    $ 4 1/2    $ 3 5/8
  Second Quarter (Oct., Nov., Dec. - 1993)    $ 8 5/8    $ 3 5/8
  Third Quarter (Jan., Feb., March - 1994)    $ 9 1/8    $ 7 5/8
  Fourth Quarter (April, May, June - 1994)    $ 9 1/8    $ 7 5/8

                                                 Sales Prices
                                              ------------------
                                                High       Low
                                              -------    -------
1995:
  First Quarter (July, Aug., Sept. - 1994)    $ 9 1/8    $ 7 1/4
  Second Quarter (Oct., Nov., Dec. - 1994)    $ 8 1/4    $ 7 1/2
  Third Quarter (Jan., Feb., March - 1995)    $ 8 1/4    $ 5 5/8
  Fourth Quarter (April, May, June - 1995)    $ 8 1/4    $ 6 1/2


As of August 31, 1995 there were approximately 3,000 shareholders of record of the Company's common stock.

Dividends
---------
The Company has never paid any cash dividends on its Common Stock and does not have any current plans to pay such dividends.


Item 6. SELECTED FINANCIAL DATA

                                     For the Year Ended June 30,
                            ----------------------------------------------
Selected Statement of         1995       1994     1993      1992      1991
                             ------     ------   ------    ------    -----
Operations Data             (Amounts in thousands, except per share data)
---------------             ---------------------------------------------
Bullion sales              $    -    $    -    $    -    $    -    $   213
Royalty income                 470       153       150        -         -
Exploration expense          1,485       686       151       111        36
General and administrative
 expense                     1,015       753       582       682       941
Net loss                    (2,025)   (1,452)     (618)     (638)   (8,940)
Net income (loss)
 per share                 $  (.14)  $  (.11)  $  (.06)  $  (.07)  $ (1.00)


                                             As of June 30,
                            ----------------------------------------------
                              1995     1994      1993      1992      1991
                             ------   ------    ------    ------    ------
Selected Balance Sheet Data            (Amounts in thousands)
--------------------------- ----------------------------------------------
Total assets               $ 10,273  $ 8,183   $ 2,727   $ 1,877    $2,609
Working capital (deficit)     8,723    6,884     1,229      (272)     (236)
Long-term obligations           117      131       193       453       406


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
On June 30, 1995, the Company had current assets of $8,941,000 compared to current liabilities of $218,000 for a current ratio of 41 to 1. This compares to current assets of $7,122,000 and current liabilities of $238,000, at June 30, 1994, resulting in a current ratio of 30 to 1. The Company's current assets include approximately $5,012,000 of marketable securities that consist of U.S. treasury securities with maturities of 15 months or less. The Company's initial cost of these marketable securities was $4,983,125.

During fiscal 1995, liquidity needs were met from: (i) a private placement of the Company's common stock which raised net proceeds of $3.8 million, (ii) revenue from the commencement of production at the Crescent Pit, (iii) the Company's available cash resources and interest income of $369,961, (iv) cash payments of $175,000 received from advance royalties and property payments, and (v) earnings of $55,000 from financial and environmental consulting services. The Company's operating activities utilized approximately $2,300,000 of cash during the fiscal year ended June 30, 1995.

The only material commitments of the Company that cannot be terminated at the sole discretion of the Company are (i) the Union Pacific Agreement which requires approximately $200,000 to be spent on exploration during the period July 1, 1995 through December 31, 1995; (ii) employment agreements with four officers, calling for minimum payments of approximately $268,000 for through January 1996; and (iii) office lease payments of $549,535 through the lease period ending October 1999. The Union Pacific Agreement provides that the Company can extend the agreement for two additional terms of 24 and 12 months upon making additional exploration commitments of $600,000 and $1,000,000, respectively. (If the Company exercises its rights to extend, total exploration expenditures under the agreement are estimated to be $2,100,000 over the full 55-month term.)

The Company anticipates total expenditures for fiscal 1996 for general and administrative expenses to be approximately $1,000,000 and expenditures for exploration and property holding costs to be approximately $1,650,000 (including amounts spent under the Union Pacific Agreement). Exploration and holding cost expenditures include $700,000 for Long Valley, $280,000 for Buckhorn South, $200,000 for the Union Pacific project, and $400,000 for generative exploration. On a prospective basis, these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

Gold production commenced at the Crescent Pit in September 1994. Payback of Cortez's pre-production costs occurred in June 1995. During the first quarter of fiscal 1996, the Company will receive its full 20% net profits interest for the remainder of production at the Crescent Pit.

The Company will continue to explore its remaining properties and intends to acquire new projects, all with a view to enhancing the value of such properties prior to possible farm out to major mining company partners.

It is anticipated that the Company will receive proceeds of $2,867,000 from the exercise of outstanding warrants that otherwise would expire in fiscal 1996. The exercise prices on these warrants range from $2.00 to $5.75. In September 1995, the Company received $1,150,000 of this amount relating to 200,000 shares at an exercise price of $5.75.

The Company's current financial resources and sources of income should be adequate to cover the Company's general and administrative costs for at least the next fiscal year. The Company is greatly encouraged by the development work currently being carried out at South Pipeline, and by the commencement of gold production at the Crescent Pit. These events could lead to sustained gold production over the next several years, with the consequence that the Company's long-term liquidity needs would be supported by cash flow from the South Pipeline Project. Meanwhile, if increased general and administrative costs arise from new business in the financial and environmental consulting sectors, additional revenues would also be expected.


RESULTS OF OPERATIONS
---------------------
Fiscal Year Ended June 30, 1995 Compared with Fiscal Year Ended
---------------------------------------------------------------
June 30, 1994
-------------
For the year ended June 30, 1995, the Company recorded a net loss of $2,025,000, or $.14 per share, as compared to a net loss of $1,452,000, or $.11 per share, for the year ended June 30, 1994. The net loss for the current period resulted mainly from exploration and ongoing administrative expense after receipt of $470,000 in royalty and other property payments.

Royalty income received from the Crescent Pit for the year included $183,000 in gold from the Company's net profits interest royalty, and $111,000 from the capped NSR royalty. During the current fiscal year, Cortez has also recouped $363,000 of the advance minimum royalties ("AMR") previously paid to the Company. At June 30, 1995, the current outstanding balance of minimum royalties to be recouped is $87,000.


Production at the Crescent Pit:

                                Crescent Pit (100%)
                            Tons  Grade  Recovery
                           (000)  oz/tn  Percent  Ounces
                           -----  -----  -------  -------
For the quarters ended:

12/31/94                   94.4   .124    78.4    9,105

3/31/95                    88.0   .156    84.4   11,591

6/30/95                    95.1   .240    86.3   19,727


For the year ended:

6/30/95                   277.5   .174    83.5   40,423

Royal Gold's Net Profits Interest Royalty at the Crescent Pit:


                       Net       Royal's     AMR     Net received
                      Profit   Net Profits  Payback    by Royal
                      ------   -----------  -------  ------------
For the quarters ended:

12/31/94              $582,270    $33,073       -        $3,073

3/31/95             $2,281,823   $121,165       -      $121,165

6/30/95             $5,693,916   $391,361   $362,527    $28,834(1)

For the year ended:

6/30/95             $8,558,009   $545,599   $362,527(2) $183,072(1)


(1) During the quarter ended June 30, 1995, Cortez received payback of its preproduction expenditures. The Company will receive its 20% full net profits interest for the remainder of the Crescent Pit production.

(2) $87,473 of advance minimum royalties remain to be recouped by Cortez.


Costs of operations increased over the prior year primarily due to the addition of an operations manager who is located at the Company's field office at the Cortez Gold Mines in Nevada, and increased engineering analysis of the resource identified at the South Pipeline Project.

Consulting revenues and costs of consulting revenues increased over the prior year primarily from one consulting arrangement.

General and administrative expenses of $1,015,000, for the year ended June 30, 1995, increased from those of $753,000, for the year ended June 30, 1994, as a result of increased employee compensation. General and administrative expenses consist primarily of employee compensation and benefits, office lease expense, office equipment expenses, travel and communication costs.

Exploration costs increased from $686,000 in fiscal 1994 to $1,485,000 in fiscal 1995 due to increased drilling related expenditures at the Long Valley and Buckhorn South properties, expenditures related to the exploration on Union Pacific grounds, and increased compensation for employees allocated to exploration.

Abandonments and impairments decreased to zero in fiscal 1995 versus $749,350 in fiscal 1994 because no capitalized properties were abandoned during the year.

Interest and other income was $386,000 in fiscal 1995, up from $143,000 in fiscal 1994, due primarily to increased funds available for investing from private placements of common stock. At June 30, 1995, the Company had a gain of $76,000 in its U.S. Treasury securities portfolio due to the decrease in short term interest rates.

Depreciation and amortization increased from $26,000 for fiscal
1994 to $102,000 for fiscal 1995, primarily due to the depletion associated with the Company's capped royalty at South Pipeline.


Fiscal Year Ended June 30, 1994 Compared with Fiscal Year Ended
---------------------------------------------------------------
June 30, 1993
-------------
For the year ended June 30, 1994, the Company recorded a net loss of $1,452,000, or $.11 per share, as compared to a net loss of $618,000, or $.06 per share, for the year ended June 30, 1993. The net loss for the year ended June 30, 1994 resulted mainly from ongoing administrative expense after receipt of $155,000 in advance minimum royalty and other property payments. General and administrative costs of $753,000 for the fiscal year ended June 30, 1994.

Other costs and expenses included $164,000 in lease maintenance and holding costs in 1994 relating to 12,520 acres, up from $17,000 in 1993. Exploration costs increased from $151,000 for the year ended June 30, 1993, to $686,000 for the year ended June 30, 1994, due to the Company's renewed emphasis on exploration projects.

General and administrative expenses of $753,000 for the year ended June 30, 1994, increased from those of $582,000 for the year ended June 30, 1993, as a result of increased staffing and increased compensation. General and administrative expenses consist primarily of employee compensation and benefits, office lease expense, office equipment expenses, travel and communication costs.

Interest and other income was $143,000 in fiscal 1994, up from $34,000 in fiscal 1993, due primarily to increased funds available for investing from stock placements. In fiscal 1993, $48,000 was recognized for the gain on sale of investments in restricted common stock. At June 30, 1994, the Company had an unrealized loss of $47,000 in its U.S. Treasury securities portfolio.

Depreciation and amortization declined from $37,000 for fiscal
1993 to $26,000 for fiscal 1994, due to assets which became fully depreciated during fiscal 1993, and because of assets that were sold during fiscal 1993, which did not have a full year of depreciation expense associated with them.

During fiscal 1994 mining assets were written down by $749,350, primarily related to the abandonment of Goldstripe and other properties, versus none in fiscal 1993.

During fiscal 1994 the Company recognized a deferred tax asset of $750,000 associated with the proven reserve at Crescent Pit versus none in fiscal 1992.

Impact of Inflation
-------------------
The Company's operations have been subject to general inflationary pressures, which have not had a significant impact on its operating costs.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     ROYAL GOLD, INC. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS



                                                           PAGE

REPORT OF INDEPENDENT AUDITORS                               21

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                  22
Consolidated Statements of Operations                        24
Consolidated Statements of Stockholders' Equity              25
Consolidated Statements of Cash Flows                        27
Notes to Consolidated Financial Statements                   29

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors
Royal Gold, Inc.

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


/s/ Williams, Richey & Co.


Denver, Colorado
August 28, 1995

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          as of June 30, 1995 and 1994



                                     ASSETS


                                                    1995         1994
                                                  --------     -------
Current Assets
  Cash and equivalents (including $2,234,000
    and $905,000, respectively, subject
    to repurchase agreements)                   $ 3,424,094  $ 1,942,912
  Marketable securities                           5,011,570    4,897,626
  Receivables
    Trade and other                                 171,994      113,666
    Related party                                    35,690       77,038
  Gold inventory                                    183,073            0
  Prepaid expenses and other                         89,907       65,849
  Deferred income tax benefit                        25,000       25,000
                                                  ---------    ---------
      Total current assets                        8,941,328    7,122,091

Property and equipment, at cost
  Mineral properties                                554,588      279,588
  Furniture, equipment and improvements             732,666      761,633
                                                  ---------    ---------
                                                  1,287,254    1,041,221

 Less accumulated depreciation
   and depletion                                   (703,061)    (717,914)
                                                  ---------    ---------
    Net property and equipment                      584,193      323,307

Other Assets
  Restricted investments and other                   22,767       12,767
  Deferred income tax benefit                       725,000      725,000
      Total other assets                            747,767      737,767
                                                 ----------    ---------
Total Assets                                    $10,273,288  $ 8,183,165
                                                 ==========    =========


                                  (continued)



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                          as of June 30, 1995 and 1994



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    1995           1994
                                               ----------     ----------
Current Liabilities
  Accounts payable                            $   145,050    $   122,147
  Current portion of note payable                  27,866         55,733
  Accrued liabilities
    Post retirement benefits                       26,400         26,400
    Other                                          19,161         33,866
                                               ----------      ---------
      Total current liabilities                   218,477        238,146

Note payable, net of current portion                    0         27,867
Post-retirement benefit liabilities               116,949        103,349
Commitments and contingencies
   (Notes 2, 6 & 7)

Stockholders' equity
  Common stock, $.01 par value, authorized
    30,000,000 shares; issued 14,492,962 and
    13,835,712 shares, respectively               144,930        138,357
  Additional paid-in capital                   44,314,602     40,176,895
  Accumulated deficit                         (34,441,697)   (32,416,476)
                                               ----------      ---------
                                               10,017,835      7,898,776

  Less treasury stock, at cost
    (15,986 and 16,986 shares, respectively)      (79,973)       (84,973)
                                                ---------      ---------
      Total stockholders' equity                9,937,862      7,813,803
                                               ----------      ---------
Total liabilities and stockholders' equity    $10,273,288    $ 8,183,165
                                               ==========      =========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 1995, 1994 and 1993




                                         1995         1994        1993
                                       --------    --------     --------
Royalty income                       $  470,421     152,501      150,000
Consulting revenue                      163,681      30,401       27,871

Costs and expenses
  Costs of operations                   217,109      78,351       65,797
  Direct costs of consulting            108,216      19,175       23,749
  General and administrative          1,014,761     752,989      582,262
  Exploration, net                    1,484,599     685,556      150,667
  Abandonments and impairments                0     749,350            0
  Lease maintenance and
    holding costs                       189,921     163,613       16,665
  Depreciation and depletion            102,398      25,518       37,132
                                      ---------   ---------     --------
    Total costs and expenses          3,117,004   2,474,552      876,272

    Operating loss                   (2,482,902) (2,291,650)    (698,401)

Interest and other income               386,035     142,819       34,080
Gain (loss)on marketable securities      75,721     (47,276)      47,565
Interest and other expense               (4,075)     (5,431)      (1,190)
                                     ----------  ----------     --------
Income (loss) before
  income taxes                       (2,025,221) (2,201,538)    (617,946)

Income tax benefit                            0     750,000            0
                                     ----------   ---------     --------
Net income (loss)                   $(2,025,221)$(1,451,538)  $ (617,946)
                                     ==========  ==========     ========

  Net loss per share                $     (0.14) $    (0.11)  $    (0.06)

  Weighted average shares
    outstanding                      14,265,462  12,952,062   11,157,126







                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 1995, 1994 and 1993

                                                           Additional
                                     Common Stock            Paid-In
                                   Shares     Amount         Capital
                                 ---------   -------       ----------
Balance, June 30, 1992           9,191,712   $91,917      $31,318,114

Issuance of common stock for:
 Exercise of options               210,220     2,102           30,113
  Exercise of warrants           1,766,000    17,660          115,715
  Private placement              1,008,000    10,080        1,789,120

Net loss for the year
  ended June 30, 1993
                                ----------   -------       ----------
Balance, June 30, 1993          12,175,932   121,759       33,253,062
                                ----------   -------       ----------
Issuance of common stock for:
  Exercise of options              133,780     1,338          302,728
  Exercise of warrants             101,000     1,010            5,855
  Private placement              1,425,000    14,250        6,610,750

Issuance of treasury shares
  for lease bonus payment                                       4,500

Net loss for the year
  ended June 30, 1994
                                ----------   -------       ----------
Balance, June 30, 1994          13,835,712   138,357       40,176,895
                                ----------   -------       ----------

Issuance of common stock for:
  Exercise of options              139,750     1,398          314,977
  Exercise of warrants              17,500       175           23,855
  Private placement                500,000     5,000        3,795,000

Issuance of treasury shares
  for lease bonus payment                                       3,875

Net loss for the year
  ended June 30, 1995
                                ----------   -------       ----------
Balance, June 30, 1995          14,492,962  $144,930      $44,314,602
                                ==========   =======       ==========

                                  (continued)


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, Continued
                for the years ended June 30, 1995, 1994 and 1993



                                                                 Total
                                                                 Stock-
                                Accumulated  Treasury Stock     holders'
                                  Deficit    Shares   Amount     Equity
                                ----------   ------   -------    -------
Balance, June 30, 1992        ($30,346,992)  24,186 ($120,973) $ 942,066

Issuance of common stock for:
  Exercise of options                                             32,215
  Exercise of warrants                                           133,375
  Private placement                                            1,799,200

Net loss for the year
  ended June 30, 1993             (617,946)                     (617,946)
                                ----------   ------   -------  ---------
Balance, June 30, 1993         (30,964,938)  24,186  (120,973) 2,288,910
                                ----------   ------   -------  ---------
Issuance of common stock for:
  Exercise of options                                            304,066
  Exercise of warrants                                             6,865
  Private placement                          (6,000)   30,000  6,655,000

Issuance of treasury shares
  for lease bonus payment                    (1,200)    6,000     10,500

Net loss for the year
  ended June 30, 1994           (1,451,538)                   (1,451,538)
                                ----------   ------    ------  ---------
Balance, June 30, 1994         (32,416,476)  16,986   (84,973) 7,813,803
                                ----------   ------    ------  ---------
Issuance of common stock for:
  Exercise of options                                            316,375
  Exercise of warrants                                            24,030
  Private placement                                            3,800,000

Issuance of treasury shares
  for lease bonus payment                    (1,000)    5,000      8,875

Net loss for the year
  ended June 30, 1995           (2,025,221)                   (2,025,221)
                                ----------   ------    ------   ---------
Balance, June 30, 1995        ($34,441,697)  15,986  ($79,973) $9,937,862
                                ==========   ======    ======   =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 1995, 1994 and 1993



                                         1995         1994        1993
                                       ---------   ---------   ---------
Cash flows from operating activities
  Net income (loss)                  ($2,025,221)($1,451,538)  ($617,946)
                                       ---------   ---------     -------
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and depletion        102,398       25,518      37,132
      Unrealized (gain) loss on
        marketable securities           (75,721)      47,276     (47,565)
      Abandonments and impairments            0      749,350           0
      Increase in deferred tax assets         0     (750,000)          0
      Issuance of common stock
         for services                         0       30,000           0
      Non cash exploration expense        8,875       10,500           0
    (Increase) decrease in:
      Trade and other receivables       (16,980)    (170,128)     15,372
      Marketable securities             (38,224)  (4,927,547)          0
      Gold inventory                   (183,073)           0           0
      Prepaid expenses and other        (24,058)      12,083     (18,373)
      Restricted investments            (10,000)           0     341,145
      Deposits and other                      0            0      (3,948)
    Increase (decrease) in:
      Accounts payable and
       accrued liabilities                8,198       69,004    (180,022)
      Deferred reclamation liability          0            0    (337,101)
      Post retirement and other
       long-term liabilities            (42,134)      (6,248)     20,152
                                       --------    ---------     -------
      Total adjustments                (270,719)  (4,927,547)   (173,208)
Net cash provided by (used in)
   operating activities              (2,295,940)  (6,361,730)   (791,154)
                                      ---------    ---------     -------


                                  (continued)


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        ROYAL GOLD, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS CASH FLOWS, Continued
                for the years ended June 30, 1995, 1994 and 1993

                                         1995         1994        1993
                                       --------     -------    ---------
Cash flows from investing activities
    Proceeds from disposition of:
    Property and equipment                    0            0      97,224
    Mineral properties                        0        2,499           0
  Capital expenditures for
    property and equipment             (363,283)     (35,361)     (5,734)
  (Increase) decrease in other
    assets                                    0            0      (3,539)
Net cash provided by (used in)          -------       ------      ------
  investing activities                 (363,283)     (32,862)     87,951
                                        -------       ------      ------
Cash flows from financing activities
  Proceeds from issuance of
   common stock                       4,140,405    6,935,931   1,964,790
Net cash provided by                  ---------    ---------   ---------
    financing activities              4,140,405    6,935,931   1,964,790
                                      ---------    ---------   ---------
  Net increase (decrease) in cash
    and equivalents                   1,481,182      523,984   1,261,587
                                      ---------     --------   ---------
Cash and equivalents at beginning
  of year                             1,942,912    1,418,928     157,341
                                      ---------    ---------   ---------
Cash and equivalents at end of year  $3,424,094   $1,942,912  $1,418,928
                                      =========    =========   =========


Supplemental disclosure of cash flow information:
  Interest paid in fiscal 1995, 1994 and 1993 was $10,685, $0, and $1,190, respectively.

Supplemental disclosure of non-cash activities:

  In 1994, 6,000 shares of treasury stock valued at $30,000 were used as partial payment for commission on a stock placement.

  In 1993, the Company tendered its note, in the principal amount of $83,650, to a former officer and director. This note reduced the current portion of post retirement benefits by a like amount. (See Note 4.)






                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Operations and Summary of Significant Accounting Policies
    ---------------------------------------------------------
  Operations:

    Royal Gold, Inc. (the "Company" or "Royal"), was incorporated under the laws of the state of Delaware on January 5, 1981, and is engaged in the gold and other precious metals business, primarily through passive and joint ownership arrangements, and is also engaged in the acquisition, exploration, development, and sale of gold properties, and in the acquisition of gold royalty interests. The Company also provides financial, operational, and environmental consulting services to companies serving the mining industry. Substantially all the Company's revenues are and can be expected to be derived from royalty interests rather than mining activity conducted by the Company.

  Summary of Significant Accounting Policies:

    Basis of Consolidation:

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its proportionate share of the accounts of unincorporated joint ventures. All significant intercompany transactions and account balances have been eliminated in consolidation.

    Cash Equivalents:

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1995 the Company held $2,348,000 of U.S. government securities under an agreement to resell in July 1995. Due to the short term nature of the agreement, the Company did not take possession of the securities which were instead held in the Company's safekeeping account by FBS Investments Services, Inc. At June 30, 1995, cash equivalents included approximately $1,060,000 of temporary cash investments in an uninsured government securities money market fund.

    Marketable securities:

      Marketable securities are classified as trading and recorded at market value. At June 30, 1995 the Company held U.S. treasury securities in a principal amount of $5,000,000. The Company acquired these securities, with

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      maturities ranging from September 1995 to August 1996, at a cost of $4,983,125. At June 30, 1995, the market value of these securities was $5,011,570. Included in the statement of operations is the net change in unrealized gains and (losses) for the trading securities of $75,721 and $(47,246) for the years ended June 30, 1995 and 1994, respectively.

    Gold Inventory:

      The Company has elected to receive a portion of its royalty interests in the South Pipeline project on an "in-kind" basis. Gold inventory on the balance sheet consists of this refined gold bullion stored in safekeeping by the Company's refiner in Utah. The inventory is carried at market value with unrealized gains or losses included in the results of operations for the period.

    Mineral Properties:

      Acquisition costs relating to mineral properties with a known resource are deferred until the properties are put into commercial production, sold or abandoned. Acquisition costs relating to properties without a known resource are charged to operations when incurred. Exploration costs, including an allocation of employee salaries and related costs, are charged to operations when incurred. Mine development costs incurred to develop new ore bodies, to expand or rehabilitate the capacity of operating mines, or to develop areas substantially in advance of production are deferred. For properties placed in production, the related deferred costs are depleted using the units-of-production method. Deferred costs applicable to sold or abandoned properties are charged against operations at the time of sale or abandonment of the property. On a quarterly basis, the Company evaluates the carrying value of deferred costs associated with all mineral properties to determine if the costs are in excess of their net realizable value and if an impairment provision needs to be recorded. Upon disposition of a portion of a mineral property, including equipment sales, any proceeds are treated as a reduction of the carrying value of the portion of the property retained.


    Office Furniture, Equipment and Improvements:

      The Company depreciates its office furniture, equipment and improvements over estimated useful lives of 3 to 15 years

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      using the straight-line method. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures which increase the life of the asset are capitalized and depreciated over the estimated remaining useful life of the asset. Upon retirement or disposition of office furniture, equipment, or improvements, related gains or losses are recorded in operations.

    Reclamation Costs:

      The Company records a liability for the estimated cost to reclaim mined land based upon burdening estimated production over the life of the mine with a proportional share of such cost. The accrued reclamation liability is reduced as reclamation expenditures are incurred. The majority of reclamation expenditures will be incurred upon permanent cessation of mining operations at the property involved.

    Income Taxes:

      Effective July 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the expected future tax consequences of temporary differences between the tax basis amounts and financial statement carrying amounts of assets and liabilities at each year end and the expected future benefits of net operating loss carryforwards, tax credits and other carryforwards. General business credits are accounted for by the flow-through method.

    Reclassifications:

      Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

    Net Loss Per Share:

      Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during each year. Common stock equivalents have been excluded from the computation since the effect is antidilutive.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Property and Equipment
   ----------------------
  The net carrying value of the Company's property and equipment consists of the following components at June 30, 1995 and 1994:

                                          1995           1994
                                       --------        --------
  Mineral Properties:
    South Pipeline-
      Net Profits Interest             $    -       $     -
    South Pipeline-
       Capped NSR Royalty                193,350          -
    Long Valley                          159,478       159,478
    Camp Bird                            120,110       120,110
                                         -------       -------
                                         472,938       279,588
  Office furniture, equipment
    and improvements                     111,255        43,719
                                         -------       -------
        Net property and equipment     $ 584,193    $  323,307
                                         =======       =======

  As discussed in the following paragraphs, most of the Company's properties are subject to various activities which to date have not resulted in conclusions that the carrying value of these properties will or will not be recoverable by charges against income from future mining operations or a subsequent sale of the properties. Realization of these costs is dependent upon the success of exploration programs resulting in the discovery of economically minable deposits and the subsequent development or sale of those deposits or properties or the production of gold from existing resources. The outcome of these matters is contingent upon future events which cannot be determined at this time.

  The Company's mining operations and exploration activities are subject to various federal, state, and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Management believes that the Company is in material compliance with all applicable laws and regulations.

  Presented below is a discussion of the status of each of the Company's currently significant mineral properties.

  A.  South Pipeline Project
      ----------------------
  The South Pipeline Project relates to a sediment-hosted gold deposit located in Lander County, Nevada, and covers over 4,000 acres of unpatented mining claims. The Company initially

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  formed the Crescent Valley Joint Venture ("CVJV") with Golden Bounty Resources N.L. ("GBR"), of Australia, in May 1987, and CVJV leased some 200 claims from ECM, Inc. ("ECM"). In turn, CVJV entered into an agreement (the "Crescent/Cortez JV") with Cortez Gold Mines ("Cortez") pursuant to which CVJV could secure a 20% carried interest in the project, provided that CVJV made a $1 million expenditure for exploration by September 1991.

  Effective February 1990, the Company purchased the interest of GBR in CVJV. As purchase consideration, the Company issued 176,165 shares of its common stock held in treasury to GBR, which was valued at $1.50 per share. As a result, the Company owned all of the 20% carried interest of CVJV subject to completion of the required exploration program.

  Effective April 15, 1991, the Crescent/Cortez JV agreement was terminated; the CVJV lease was terminated; and the Company, Cortez, and ECM entered into a new set of agreements pursuant to which the Company sold its interest in the Crescent Valley property to Placer Dome U.S. Inc. ("PDUS"), manager and 60% owner of Cortez, for a cash payment of $100,000, the assignment to Royal of a 1.5% net smelter return ("NSR") royalty (with a capped payout of $750,000), a 1.25% net proceeds royalty in the project, and a release of any further exploration obligations. The 1.5% NSR royalty interest covers the GAS Mining Claims and a block of additional mining claims leased by Cortez from ECM.

  On December 2, 1991, the Company assigned one-half of its 1.5% NSR royalty to satisfy a debt of $209,000. On December 30, 1991, the Company, through an affiliated limited partnership, commenced a private offering to raise $400,000. In exchange for the $400,000, the limited partnership ("Crescent Valley Partners, L.P.") acquired the remaining one-half of the 1.5% NSR royalty, and the 1.25% net proceeds royalty, resulting in a gain on sale of $193,000. A subsidiary of the Company is the general partner of the limited partnership and has a 2% interest in the limited partnership. The limited partners also received warrants to purchase an aggregate of 2,000,000 shares of the Company's common stock, exercisable at a price of $0.0625 per share until February 28, 1997. The exercise price of the warrants exceeded the market value of the Company's common stock at the date of grant. At June 30, 1995, 1,850,000 of the warrants had been exercised. Certain partners in the limited partnership are also officers and directors of the Company.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  In June 1992, believing that PDUS had withheld material information in connection with the transaction of April 15,1991, the Company commenced litigation against PDUS in federal court in Colorado. The litigation was settled on September 18, 1992, in an agreement pursuant to which the Company re-acquired a significant new royalty interest in the South Pipeline Project, under terms calling for:

  1) The creation of the "South Pipeline Project," involving a 4,000 acre claim block in Crescent Valley, Lander County, Nevada (consisting of substantially the same lands as were the subject of the CVJV/ECM lease). The South Pipeline Project is approximately one-half mile south of the Pipeline gold discovery that was announced by PDUS in early 1992.

    Under the South Pipeline agreement, Cortez will remain the manager and operator and has committed to an exploration and development work program. After payback, as defined in the agreement, the Company will receive a 20% net profits royalty or, at its election beginning with production and annually thereafter, an NSR royalty according to a schedule tied to indexed gold prices. The NSR royalty ranges from 2.5% for an indexed price of $350 per ounce to 5.5% for an indexed price in excess of $500 per ounce. Under either royalty arrangement, the Company may elect to take its royalty "in-kind."

    During each of the years ended June 30, 1995, 1994 and 1993, the Company received advance royalty payments of $150,000, which are shown as royalty income in the accompanying income statements. The Company will receive additional advance royalty payments of $150,000 per year, and all such payments are to be recouped by Cortez from production royalty payments.

  2) As part of the agreement, Cortez purchased 1,000 units of Royal Gold securities at $800 per unit. The 1,000 units consist of (1) 500,000 shares of the Company's common stock, (2) the right to purchase, before March 31, 1996, 300,000 additional shares of the Company's common stock at $2.00 per share, and (3) the right to purchase, before March 31, 1996, an additional 300,000 shares of the Company's common stock at $3.00 per share, if either Cortez or the Company has first elected to put the South Pipeline Project into production. At June 30, 1995, none of the Cortez warrants had been exercised.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  3) If Cortez does not elect to put the Project into production by early 1996, then the Company may elect to put the Project into production, thereby securing 100% of the working interest therein, subject to granting a 20% production royalty to Cortez identical to the one described above. Royal would then be entitled to use, under a normal tolling arrangement and as available, the Cortez milling facilities in the vicinity, including any to be built for the Pipeline project.

  4) For a period of five years following the September 18, 1992, date of the settlement agreement, without prior approval of the Company's Board of Directors, Cortez, for itself and its affiliates, agreed not to, directly or indirectly: (i) acquire any further shares of the Company except with respect to the warrants; (ii) join with any person or group in any effort to acquire any such additional shares; (iii) propose, initiate or enter into any tender offer, business combination or change of control transaction involving the Company or its assets; (iv) solicit proxies; or (v) vote on matters relating to South Pipeline or other matters involving Cortez or its affiliates, among other matters. Cortez will not sell any of the acquired shares publicly except in accordance with Rule 144, any underwritten public offering, in a tender offer, or privately except subject to these standstill limitations by a person unaffiliated with Cortez or its affiliates.

  As of September 1, 1994, the date of the most recent announced estimate, the cumulative resource estimate of the South
  Pipeline Project is 4.4 million contained ounces. As of June
  30, 1995, 220,000 ounces of such estimated resource is considered a proven ore reserve, within the Crescent Pit, where production began in fiscal 1995.

  B.  Union Pacific Exploration Project
      ---------------------------------
  The Company and Union Pacific Minerals ("Union Pacific"), Inc. have entered into an Option Agreement and Grant of Exploration Rights, dated effective May 1, 1994 (the "Agreement"), pursuant to which the Company has the right to evaluate all of the Union Pacific lands in Colorado and Wyoming (approximately six million acres) for gold, silver and platinum metal deposits.

  Under the Agreement, the Company also had the right to select up to 50,000 acres of the Union Pacific lands as to which the Company may have exclusive exploration and development rights,

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  and the right to negotiate farm-out arrangements with respect to such properties.

  At August 31, 1994, the Company had given notice of "selection" of approximately 49,850 acres, and had initiated geochemical sampling surveys on the ten prospects represented by such acreage position.

  Under the Agreement, the Company was obliged to expend a minimum of $400,000 on exploration of the selected lands, such exploration to be completed on or before August 1, 1995. In addition, the Company could extend its exclusive rights for two additional twelve-month terms, upon making additional exploration commitments of $600,000 and $1,000,000, respectively. Over the possible thirty-nine-month term of the Agreement, then, projected exploration expenditures will totaled $2,000,000.

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

  By an amendment to the Agreement dated November 30, 1994, the Company secured the rights (1) to explore Union Pacific lands in Utah and in the State Line District of Colorado and Wyoming,
  (2) to continue to select and substitute exploration prospects, subject to the 50,000-acre "cap", until December 31, 1995, (3) to extend, until December 31, 1995, the original exploration commitment, which was revised to $500,000 (As of June 30, 1995, $300,000 of this commitment has been spent.), and (4) to extend, until December 31, 1997 and December 31, 1998, respectively, each of the additional terms of the arrangement. The Agreement now entails total projected expenditures of $2,100,000 over a 55-month term.

C.  Goldstripe
    ----------
  The Goldstripe Mine was an open pit, heap leach facility located in Plumas County, California. A subsidiary of the Company operated Goldstripe, but discontinued mining operations after the 1989 season. The Company completed required

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  reclamation work on the mine pits and at the plant facility site, and disposed of all major mining and crushing equipment.

  By letter dated August 5, 1992, the U.S. Forest Service notified the Company that it had determined to initiate a response action, under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), in order to assess the possible threat of a release of cyanide solution contained within the 900,000 ton, processed ore residue pile. The Company disputed the propriety of the Forest Service's determination, and requested that the Forest Service explain the basis for its determination.

  To date, the only action undertaken by the Forest Service in connection with the CERCLA notice has been to establish, in September 1992, four monitoring wells at the site of the residue pile. The Company understands that, to date, the monitoring wells have either been dry, or have yielded water that contains cyanide in concentrations that do not pose a threat to aquatic organisms.

  If it is determined that the Forest Service has properly proceeded under CERCLA, the Company could be a "potentially responsible party" ("PRP") for all costs associated with the "response action" and any other remediation at the site. In addition, because the Forest Service is a co-permittee for the Goldstripe site, the Forest Service would presumably also be a PRP under CERCLA. The Company believes that no additional "response action" or other remediation will be undertaken by the Forest Service under CERCLA, or otherwise.

  In response to a Forest Service request made in October 1992, approximately $341,000 in cash security that the Company had posted pursuant to the terms of the Goldstripe project reclamation bond was released to the Forest Service. The Forest Service advised the Company that it would use these funds to finance certain reclamation activities at the project site (including ground contouring, solution pond reclamation, and contouring and revegetation of the residue pile) during 1992 and 1993.

  In August 1993, the Forest Service advised the Company that its reclamation activities at the project site were substantially completed (except for revegetation), and that the Forest Service believed that such activities should satisfy all outstanding permit requirements for reclamation, except for post-reclamation monitoring of water quality. As a result of the Forest Service's actions, approximately $341,000 in

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  restricted investments and $337,000 in reclamation liabilities, were eliminated from the balance sheet. In May 1994 and in May
  1995, the Forest Service again advised the Company that all outstanding requirements, except for post-reclamation groundwater monitoring, had been satisfied.

  At this time, the Company believes that it will have no further reclamation liability related to the Goldstripe property, unless post-reclamation groundwater monitoring indicates unanticipated migration of residual cyanide into ground or surface waters.

  During the fourth quarter of fiscal 1994, the Company determined to abandon the mill site claims and to write-off its interest in Goldstripe. This resulted in a charge of $607,295, which was offset by $131,138 write-off of royalties payable associated with the residual pile resource.

  D.  Long Valley
      -----------
  In April 1989, the Company entered into a joint venture agree ment with Standard Industrial Minerals, Inc. ("Standard") to explore and develop a property located in Mono County, Califor nia (the "Long Valley Project"). The agreement provided that the Company would earn a 60% interest in the property upon expending 100% of the funds for completion of exploration, development and construction of production facilities by Decem ber 1991 (subsequently extended to May 1995). During 1989 and 1990, the Company delineated a resource (the "South Zone") estimated to host some 2.2 million tons of ore with an average grade of 0.023 ounces of gold per ton. Metallurgical testing and engineering analysis for a heap leach project was completed, and applications for operating permits were filed, but the Company subsequently determined to farm out its inter est in Long Valley.

  In December 1990, the Company and its co-venturer, Standard, entered into an agreement with Battle Mountain Exploration Company ("Battle Mountain"). The agreement provided for a mining joint venture to be formed between the Company, Standard and Battle Mountain should Battle Mountain's exploration result in discovery of significant additional gold mineralization.

  In March 1992, Battle Mountain indicated that it had discovered significant amounts of low grade gold mineralization, but that it proposed to restructure the agreement to bring in a fourth partner to conduct further exploration. In November 1992, Battle Mountain notified the Company that, not having been

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  successful in its efforts to bring in a fourth party as a new operator, it elected to terminate its interest effective as of January 1, 1993.

  In November 1993, the Company and Standard amended the joint venture agreement to provide for the Company's option, exercisable through December 31, 1997, to acquire the entirety of Standard's interest at Long Valley upon payment of $1,000,000. Option consideration payments aggregating $125,000 are payable each November of 1993, 1994, 1995 and 1996, with $25,000 of such sum having been paid. Up to $100,000 of such payments (the total of the payments due in 1995 and 1996) are creditable against the option exercise amount.

  The Company has conducted substantial exploratory drilling programs at Long Valley in fiscal 1995 and has discovered additional deposits of gold mineralization.


  E.  Camp Bird Mine
      --------------
  The Camp Bird Venture (the "Venture") was formed in August 1986, primarily for the purpose of re-opening the Camp Bird Mine as a gold and silver mine. The Company's partner was Chipeta Mining Corporation ("Chipeta"). Through 1989, the Venture was primarily engaged in exploration activities and there was no significant production from the mine.

  During fiscal 1990, the Company reached an agreement with Chipeta to terminate the Camp Bird Venture, and thereafter terminated its mining lease and reduced the carrying value at Camp Bird to the estimated net realizable value of the equipment and certain patented mining claims.

  At June 30, 1995, capitalized costs of $120,110 reflect the Company's ownership of patented mining claims. Management believes these claims are valuable both for their mineral and real estate potential.

  F.  Other
      -----
  During fiscal 1994, the Company determined to abandon several other properties which resulted in the write-off of $273,193.

3.  Related Party Transactions
    --------------------------
  In October 1993, the Company granted a $75,000 loan to an officer of the Company. This note is secured by 23,348 shares of Company stock, had a term of one year, and carried a market

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  interest rate of four percent. During each of fiscal 1994 and fiscal 1995, a portion of the note was charged to salary expense and the remaining balance was extended. The outstanding balance is currently due December 31, 1995.

  During fiscal 1995, the Company paid $100,000 to Behre Dolbear and Company, Inc. for technical consulting services. Mr.
  Dempsey is a member of the board of directors of Behre Dolbear.

4.  Post-Retirement Benefits
    ------------------------
  In 1987, the Company's Board of Directors agreed to provide post-retirement benefits for the remaining lifetime of a former executive officer. The present value (discounted at 10%) of the estimated future payments of $2,200 per month was recorded in 1987 based on the life expectancy of the former officer.

  During fiscal 1993, the Company recognized an additional charge to operations of approximately $20,000 due to the increased life expectancy of the former officer and accretion of the discount.

  In April 1993, the Company and the former officer amended the post-retirement benefits agreement. The Company recommenced paying the former officer $2,200 per month in May 1993, and issued the former officer an unsecured promissory note in the principal amount of all previously unpaid deferrals, totalling $83,600. The note accrues interest at 6.5% per annum.

  The remaining principal maturity of the note of $27,866 is due during the year ending June 30, 1996.

  During fiscal 1994 and fiscal 1995, the Company recognized an additional charge to operations of approximately $20,000 and $40,000, respectively, due to the then-increased life expectancy of the former officer, decrease in the discount rate used to compute the net present value of the liability, and accretion of the discount.

5.  Income Taxes
    ------------
  The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at June 30, 1995 and 1994, are as follows:

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          1995          1994
                                       ---------     ---------
  Net operating loss carryforwards   $ 8,025,000   $ 7,117,700
  Mineral property basis                  58,000       216,800
  Capital loss carryforwards              63,000        62,600
  Post retirement benefit obligation      60,000        74,700
  Other                                   80,000       110,200
                                       ---------     ---------
    Total gross deferred tax assets    8,286,000     7,582,000

       Valuation allowance            (7,310,000)   (6,625,000)
                                       ---------     ---------
    Net deferred tax assets              976,000       957,000
                                       ---------     ---------
  Mineral properties                     (41,000)      (67,500)
  Deferred taxable income                (98,000)     (135,900)
  Other                                  (87,000)       (3,600)
                                        --------      --------
    Total deferred tax liabilities      (226,000)     (207,000)
                                        --------      --------
    Total net deferred taxes        $    750,000   $   750,000
                                        ========      ========

  At June 30, 1995, the Company has approximately $22.9 million of net operating loss carryforwards which, if unused, will expire during the years 2001 through 2010. The Company's ability to generate future taxable income to realize the benefit of its tax assets will depend primarily on the timing and amount of income from its South Pipeline interest. Based upon the determination, as of June 30, 1995, of proven gold reserves at the Crescent Pit of the South Pipeline Project (see
  Note 2.A.), management has estimated that it is more likely than not that the Company will have some net future taxable income within the net operating loss carryforward period. Accordingly, a valuation allowance against the deferred tax asset has been established such that operating loss carryforwards will be utilized only to the extent of estimated future taxable income and reversals of existing deferred tax liabilities.

  The components of income tax expense (benefit) for the years ended June 30, 1995, 1994 and 1993, are as follows:

                                   1995        1994       1993
                                 -------      -------   --------
    Current tax expense        $    -      $     -      $    -
    Deferred tax (benefit)      (685,000)    (766,800)   (212,700)
    Increase in deferred tax
       asset valuation allowance  685,000       16,800    212,700
                                 --------     --------   --------
                               $    -       $ (750,000) $    -
                                 ========      =======    =======

  The provision for income taxes for the years ended June 30, 1995, 1994 and 1993, differs from the amount of income tax determined by applying

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  the applicable U.S. statutory federal income tax rate to pre-tax loss from operations as a result of the following differences:

                                     1995        1994       1993
                                  --------    --------   --------
    Total (benefit) computed by
      applying statutory rate    $(689,000)  $(749,000) $(210,100)
    Adjustments of valuation
       allowance                   685,000      16,800    212,700
    Other                            4,000     (17,800)    (2,600)
                                  --------     -------    -------
                                 $    -      $(750,000)  $   -
                                  ========     =======    =======


6.     Commitments
       -----------
       Operating Lease
       ---------------
       The Company leases office space under a lease agreement which expires October 31, 1999. Future minimum cash rental payments are as follows:

            Years ending June 30,
            ---------------------
                   1996                  $ 122,300
                   1997                    122,300
                   1998                    128,823
                   1999                    132,084
                   2000                     44,028
                                           -------
                                         $ 549,535
                                           =======

       The lease may be terminated at any time after October 31, 1997, upon proper notice and payment of a termination fee equal to the next nine months ensuing rent.

       Rent expense charged to operations for the years ended June 30, 1995, 1994, and 1993, amounted to $122,052, $135,936, and $122,795, respectively. The Company subleases a portion of its premises on a month-to-month basis. The Company received sublease rental income of $35,831, $67,280 and $60,667, for the years ended June 30, 1995, 1994 and 1993, respectively.

       Employment Agreements
       ---------------------
       The Company has one-year employment agreements with four of its officers which require total minimum future compensation, at June 30, 1995, of $268,000 through January 1996. The terms of each of these agreements automatically extend, every February, for one additional year, unless

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       terminated by the Company or the officer, according to the terms of the agreements.

 7.    Stockholders' Equity
       --------------------
       Preferred Stock:

       The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock.

       Private Placements:

       During fiscal 1993, the Company completed three private placements for net proceeds of $1,799,000: (i) In July 1992, 308,000 shares of common stock were sold for $1.00 per share. In connection with the private placement, the Company also issued warrants to purchase 308,000 shares of common stock, exercisable at $1.50 per share through July 31, 1997. Certain officers and directors of the Company participated in this placement. (ii) In September 1992, 500,000 shares of common stock were sold for $1.60 per share. In connection with the private placement, two warrants were also issued, one for 300,000 shares of common stock, exercisable at $2.00 per share through March 31, 1996, and the other for 300,000 shares of common stock, exercisable at $3.00 per share through March 31, 1996.
       (iii) In June 1993, 200,000 shares of common stock were sold for $3.60 per share. In connection with the private placement, the Company also issued warrants to purchase 200,000 shares of common stock, exercisable at $5.75 per share through September 30, 1995.

       During fiscal 1994, the Company completed two private placements for net proceeds of $6,655,000 from the sales of
       1.425.00 shares at prices of $4 and $6 per share.

       During fiscal 1995 the Company completed a private placement for net proceeds of $3,800,000 from the sale of 500,000 shares at $8.00 per share.

       Stock Options and Warrants:

       During fiscal 1990, the Directors Stock Option Plan ("Directors Plan") was adopted and the Company reserved 200,000 shares of common stock for issuance under this Plan. Only non-employee directors are eligible to participate. Options granted under the Directors Plan are exercisable at prices equal to the market value of the Company's common

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       stock at the date of grant. The options are exercisable for a period of five years and terminate three months after the director resigns or is removed from office. During fiscal 1995, options were exercised for 18,750 shares for a total of $29,063. Additionally, options for an additional 30,000 shares were issued during the year. One half of these options granted are subject to stockholder approval. As of June 30, 1995, options are outstanding for 60,000 shares at an average exercise price of $5.48 per share.

       At February 5, 1993, the Board of Directors granted to a director, who is a former president of the Company and currently a consultant to the Company, a non-incentive option to acquire up to 150,000 shares of the Company's common stock, at a price of $3.75 per share. During each of fiscal years 1995 and 1994, such director exercised options for 75,000 shares, generating proceeds to the Company, in each year, of $281,250.

       During fiscal 1989, an Employee Stock Option Plan ("Employee Plan") was adopted. In December, 1993 and 1994, shareholders approved an amendment, increasing the aggregate number of shares available for issuance under the Employee Plan to 2,150,000. Provisions of the Employee Plan provide for the issuance of stock options and stock appreciation rights. The options are exercisable at prices equal to the market value of the Company's common stock as of the date of grant, and expire ten years after the date of grant. There have been no stock appreciation rights granted under the Employee Plan. During fiscal 1995, options were exercised for 46,000 shares for a total of $5,750.

       At June 30, 1995, under the Directors and Employee Plans and otherwise, the following options are outstanding:


          Number of     Exercise                Expiration
           Shares        Price        Total      Date
           --------      ------      --------   -------------
             15,000      2.1875    $   32,812   December 1997
             35,000      4.00         140,000   December 1998
             10,000      9.125         91,250   April 1999
             45,000      7.875        354,375   December 1999
            907,720       .125        113,465   December 2001
             15,000      4.00          60,000   December 2003
            184,250      7.875      1,450,969   December 2004
          ---------                 ---------
          1,211,970                $2,242,871
          =========                 =========

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Additionally, warrants to purchase the Company's common shares are outstanding, as follows:

         Number of    Exercise                    Expiration
          Shares       Price       Total             Date
          -------      ----       ---------     --------------
          200,000     $5.75      $1,150,000     September 1995
          170,000      1.278        217,260     January 1996
          300,000      2.00         600,000     March 1996
          300,000      3.00         900,000     March 1996
          150,000       .0625         9,375     February 1997
          287,500      1.50         431,250     July 1997
        ---------                 ---------
        1,407,500                $3,307,885
        =========                 =========


       The shares and exercise prices listed above are generally subject to adjustment in accordance with anti-dilution provisions of each of the warrant agreements.

8.     Major Customers
       ---------------
       During fiscal 1995, $444,411 of the Company's royalty income was received from one source. In each of fiscal years 1994 and 1993, $150,000 of the Company's royalty income was also received from the same source. (See Note 2.A.)

9.     Simplified Employee Pension ("SEP") Plan
       ----------------------------------------
       The Company maintains a SEP plan which is available to all employees. The Company contributes a minimum of 3% of an employee's compensation to an account set up for the benefit of the employee. If an employee chooses to contribute to the plan, the Company will match the contribution to a maximum of 7% of the employee's salary. During fiscal 1995 the Company contributed $50,271 to the plan.

                                 PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Stanley Dempsey
---------------
Age 56; Director Since August 1984; Term Expires 1997
Chairman of the Board and Chief Executive Officer of the Company since April 4, 1988. President and Chief Operating Officer of the Company from July 1, 1987 to April 4, 1988. Consultant to the Company from 1986 to 1987. Member of the Board of Directors of Dakota Mining Corporation, Hazen Research, Inc. and Behre Dolbear and Company, Inc. Prior to 1986, was a Vice President of AMAX, Inc., Greenwich, Connecticut and Sydney and Perth, Australia, and an attorney at law in private practice. (1)

Edwin W. Peiker, Jr.
--------------------
Age 64; Director Since May 1987; Term Expires 1996
Director. President and Chief Operating Officer of the Company from April 4, 1988, until retirement on February 1, 1992. Vice President of Engineering of the Company from May 1987 to April 4, 1988. From 1983 to 1986, Mr. Peiker was engaged in mineral consulting activities. Mr. Peiker was also a principal in Denver Mining Finance Company from 1984 until 1986. During the period 1966-1983, Mr. Peiker was with the Climax Molybdenum division of AMAX involved in exploration activities worldwide. (1) (2)

John W. Goth
------------
Age 68; Director Since August 1988; Term Expires 1997
Director. Director of Development of the Minerals Information
Institute and a consultant to the mining industry. Mr. Goth was formerly a senior executive of AMAX, Inc., and is a Director of Magma Copper Company and U.S. Gold Corporation (2) (3)

James W. Stuckert
-----------------
Age 57; Director Since September 1989; Term Expires 1995 Director. President and Vice Chairman of Hilliard Lyons, Inc.
He had been Executive Vice President of Hilliard Lyons since 1963. Mr. Stuckert is also a Director of Hilliard, Lyons, Inc., DataBeam Corporation, McBar Medical Industries, and Lawson United Corporation. (2) (3)

Pierre Gousseland
-----------------
Age 73; Director Since June 1992; Term Expires 1995
Director. Financial Consultant. From 1977 until January 1986, Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. Formerly, Director of the French American Banking Group of New York, the American International Group, Inc., Union Miniere (Belgium), Degussa AG (Germany) and IBM World Trade Europe/Middle

East Africa Corporation.  Mr. Gousseland has served on the Chase
Manhattan and Creditanstaldt (Vienna, Austria) International
Advisory Boards and is Past President of the French American
Chamber of Commerce in the United States.  (3)

S. Oden Howell, Jr.
-------------------
Age 55; Director Since December 1992; Term Expires 1996 Director. Secretary and Treasurer of H&N Constructors, Inc., a contractor specializing in remodeling and rehabilitation of government facilities. From 1972 until 1988, Mr. Howell was Secretary/Treasurer of Howell & Howell, Inc. He is currently Director of Florafax International, Inc.

Merritt Marcus
--------------
Age 61; Director Since December 1992; Term Expires 1995
Director.  President and Chief Executive Officer of Marcus Paint
Company, a manufacturer of industrial coatings. Director of National Paint and Coatings Association.

Thomas A. Loucks: Age 46
----------------
Executive Vice President and Treasurer of the Company.  From
August 1985 until August 1988, Mr. Loucks was a Business
Development Analyst with Newmont Mining Company.

Peter B. Babin: Age 41
--------------
Executive Vice President of the Company since July 1, 1995, formerly Senior Vice President from July 1993 through June 30, 1995. From 1989 until 1993, Mr. Babin was a consultant to the Company. From 1986 through 1989, Mr. Babin was Senior Vice President and General Counsel of Medserv Corporation.

Karen P. Gross: Age 41
--------------
Vice President of the Company since June of 1994.  Corporate
Secretary of the Company since 1989.  From 1987 until 1989, Ms.
Gross was the Assistant Secretary to the Company and Executive
Assistant.



(1) Member of Executive Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

ITEMS 11, 12, and 13

The information called for by Item 11, "Executive Compensation,"
Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," is incorporated by reference to the Company's definitive proxy statement to be filed with respect to the upcoming Annual Meeting of Stockholders to be held December 5, 1995, in Denver, Colorado.



                                  PART IV
                                  -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a) The following is a list of documents filed as part of this report and are included herewith (*) or have been filed previously:

      (1)  Financial Statements included in Item 8.

       (2) Financial Statement schedules:

           All Schedules are omitted because the information called for is not applicable or is not required or because the required information is set forth in the financial statements or notes thereto.

      (3) The following exhibits are filed with this annual report on Form 10-K. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K. Those exhibits that have been marked with an asterisk are filed herewith; all other exhibits have been previously filed with the Commission pursuant to the Company's various reports on Forms 10-K, 10-Q, 8-K, S-1 and S-8, and are incorporated herein by reference.

            Exhibit
            Number
            ------
           3    (a)  Certificate of Incorporation - Exhibit (b)
                     to the Company's Form 10-K for the fiscal year ended December 31, 1980.

                (b)  Amendment to Certificate of Incorporation
                     Exhibit (c) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

                (c)  By-Laws - Exhibit (d) to the Company's Form
                     10-K, for the fiscal year ended December
                     31, 1980.

                (d) Amendment to Certificate of Incorporation dated February 2, 1983 - Exhibit 3 (c) of
                     Registration Statement on Form S-1,
                     Registration No. 2-84642.

                (e)  Amendments to Articles of Incorporation
                     dated May 7, 1987.  Exhibit (xiv) to the
                     Company's Form 10-K  for the year ended
                     June 30, 1987.

                (f)  Amendment to Articles of Incorporation
                     dated February 2, 1988. Exhibit 3(f) to the Company's Form 10-K for the year ended
                     June 30, 1990.

           10   (a)  Employee Stock Option Plan. Exhibit 4(a) to
                     the Company's Form S-8 dated February 6,
                     1990.

                (b) Directors' Stock Option Plan. Exhibit 4(b) to the Company's Form S-8 dated February 6,
                     1990.

                (c)  Lease of premises at 1660 Wynkoop Street,
                     Denver, Colorado, dated November 1, 1989.
                     Exhibit 10 (c) to the Company's Form 10-K for the year ended June 30, 1990.

                (d) Termination Agreement, among Royal Gold, Inc., Royal Crescent Valley, Inc., Cortez Gold Mines, Placer Dome U.S. Inc. and ECM, Inc., dated effective as of April 15, 1991.

                     Exhibit 10(k) to the Company's Form 10-K for the year ended June 30, 1991.

                (e) Royalty Deed and Agreement, dated effective as of April 15, 1991, pursuant to which ECM, Inc. conveyed to Royal Crescent Valley, Inc. a 2% Net Smelter Return royalty on mineral production from the lands that had been subject to the Royal/Cortez Joint Venture. Exhibit 10(l) to the Company's Form 10-K for the year ended June 30, 1991.

                (f) Agreement for Resolution of Disputes and Litigation and for the Formation of the South Pipeline Project, dated September 18, 1992, between Royal Crescent Valley, Inc., and Placer Dome U.S. Inc. Exhibit 10(l) to the Company's Form 10-K for the year ended June 30, 1992.

                (g)  Memorandum of Royalty Interest executed
                     September 18, 1992, by Royal Gold, Inc. and
                     Cortez Gold Mines.  Exhibit 10(m) to the
                     Company's Form 10-K for the year ended June
                     30, 1992.

                (h)  Mining Lease and Purchase Option, dated
                     effective August 23, 1993, between Royal
                     Gold, Inc. and Donald K. Jennings, relating to the "Ferb" claims, in Elko County, Nevada. Exhibit 10(o) to the Company's Form 10-K for the year ended June 30, 1993.

                (i) Mining Claim and Purchase Option Agreement, dated effective November 30, 1993, between Standard Industrial Minerals, Inc. and Royal Long Valley, Inc. Exhibit 10(p) to the Company's Form 10-K for the year ended June 30, 1994.

                (j) Option Agreement and Grant of Exploration Rights, dated effective May 1, 1994, between Union Pacific Minerals, Inc. and Royal Gold, Inc. Exhibit 10(q) to the Company's Form 10-K for the year ended June 30, 1994.

                *(k) Amendment to Option Agreement and Grant of
                     Exploration Rights, dated effective
                     November 30, 1994, between Union Pacific
                     Minerals, Inc. and Royal Gold, Inc.

                *(l) Assignment Agreement dated effective
                     December 1, 1994, between Royal Gold, Inc.
                     and Santa Fe Pacific Gold Corporation,
                     relating to the Bob Creek Project.

           22  *(a) The Company and Its Subsidiaries.

(b)   Reports on Form 8-K:

      1.   None.

* - Filed herewith.

                                   EXHIBIT 22

                                  THE COMPANY
                              AND ITS SUBSIDIARIES


                         ---------------------
                        |   ROYAL GOLD, INC.  |
                         ---------------------
     --------------------------------------------------
  -------   --------   --------   -------   -----   --------  -------
 | ROYAL | | DENVER | | CALGOM | | ROYAL | |ROYAL| | ROYAL | | ROYAL| |TRADING| | MINING | | MINING | | LONG | |CAMP | |CRESCENT| |KANAKA|
 |  CO.  | |FINANCE | |   INC. | |VALLEY,| |BIRD,| |VALLEY, | |CREEK |
 |  (1)  | |COMPANY,| | (1) (2)| |  INC. | |INC. | |  INC.  | |CORP. |
  -------  |  INC.  |  --------  |  (1)  | | (1) | |  (1)   | | (1)  |
           |  (1)   |              -------  -----   --------   ------
            --------
            ----------------
           | ENVIRONMENTAL  |
           |STRATEGIES, INC.|
           |       (3)      |
            ----------------



(1) 100% owned by Royal Gold, Inc.
(2) Owns a 100% interest in the Goldstripe Project.
(3) 100% owned by Denver Mining Finance Company, Inc.

                             SIGNATURES
                             ----------

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROYAL GOLD, INC.



Date: September 26, 1995          By:/S/Stanley Dempsey
                                     ------------------
                                     Stanley Dempsey, Chairman,
                                     Chief Executive Officer,
                                        and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 26, 1995          By: /S/Stanley Dempsey
                                      ------------------
                                      Stanley Dempsey, Chairman,
                                      Chief Executive Officer,
                                      and Director



Date: September 26, 1995         By: /S/Thomas A. Loucks
                                     -------------------
                                     Thomas A. Loucks
                                     Treasurer and chief
                                     accounting officer


Date: September 26, 1995          By: /S/Edwin W. Peiker, Jr.
                                      -----------------------
                                      Edwin W. Peiker, Jr.
                                      Director


Date: September 26, 1995          By: /S/John W. Goth
                                      ---------------
                                      John W. Goth
                                      Director


Date: September 26, 1995          By: /S/James W. Stuckert
                                      --------------------
                                      James W. Stuckert
                                      Director


Date: September 26, 1995          By: /S/Pierre Gousseland
                                      --------------------
                                      Pierre Gousseland
                                      Director

Date: September 26, 1995          By: /S/Merritt Marcus
                                      -----------------
                                      Merritt Marcus
                                      Director


Date: September 26, 1995          By: /S/S. Oden Howell, Jr.
                                      ----------------------
                                      S. Oden Howell, Jr.
                                      Director