Form 10-Q
period 1995-09-30
ROYAL GOLD INC /DE/
filed 1995-11-14
CIK 85535

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                        ---------------------------



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                       COMMISSION FILE NUMBER 0-5664


                          ROYAL GOLD, INC.
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                     84-0835164
      -------------------------------       ------------------
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                   SUITE 1000
               1660 WYNKOOP STREET
                 DENVER, COLORADO                  80202-1132
      ----------------------------------------     ----------
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

             YES  X                              NO
                 ---                                ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
          CLASS OF COMMON STOCK                 NOVEMBER 6, 1995
          ---------------------                -----------------
             $.01 PAR VALUE                    14,685,976 SHARES

                              ROYAL GOLD, INC.

                                   INDEX

                                                            PAGE
                                                            ----
PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

          Consolidated Balance Sheets ...................  3-4

          Consolidated Statements of Operations .........    5

          Consolidated Statements of Cash Flows .........  6-7

          Notes to Consolidated Financial
             Statements ..................................   8

    Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
            Operations ...................................  15

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K .............  18

SIGNATURES ...............................................  19

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                            -----------------------
                                            September 30,  June 30,
                                                1995         1995
                                            -----------------------

Current Assets
    Cash and equivalents                   $  3,715,098 $ 3,424,094
    Marketable securities                     5,035,320   5,011,570
    Receivables
      Trade and other                           332,298     171,994
      Related party                              36,590      35,690
    Gold inventory                              687,402     183,073
    Prepaid expenses and other                   85,418      89,907
    Deferred income tax benefit                  25,000      25,000
                                              ---------   ---------
      Total current assets                    9,917,126   8,941,328
                                              ---------   ---------
Property and equipment, at cost
    Mineral properties                          995,296     554,588
    Furniture, equipment and improvements       741,960     732,666
                                              ---------   ---------
                                              1,737,256   1,287,254

Less accumulated depreciation,
    depletion and amortization                 (749,692)   (703,061)
                                              ---------   ---------
      Net property and equipment                987,564     584,193
                                              ---------   ---------
Other Assets
    Restricted investments and other             22,767      22,767
    Deferred income tax benefit                 725,000     725,000
                                              ---------   ---------
      Total other assets                        747,767     747,767
                                              ---------   ---------

                                            $11,652,457 $10,273,288
                                             ==========  ==========

                The accompanying notes are an integral part of
                  these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                           ------------------------
                                            September 30, June 30,
                                                1995        1995
                                           ------------------------
Current Liabilities
    Accounts payable                     $    551,560  $   145,050
    Current portion on notes payable           13,933       27,866
    Accrued liabilities
      Post retirement benefits                 26,400       26,400
      Other                                    14,476       19,161
                                           ----------    ---------
            Total current liabilities         606,369      218,477
                                           ----------    ---------

Post retirement benefit liabilities           115,349      116,949
Commitments and contingencies
    (Note 4)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 30,000,000 shares;
      issued 14,701,962 and 14,492,962
      shares, respectively                    147,020      144,930
    Additional paid-in capital             45,474,902   44,314,602
Accumulated deficit                       (34,611,210) (34,441,697)
                                           ----------   ----------
                                           11,010,712   10,017,835

Less treasury stock, at cost
    (15,986 and 15,986 shares,
      respectively)                           (79,973)     (79,973)
                                           ----------   ----------
      Total stockholders' equity           10,930,739    9,937,862
                                           ----------   ----------
                                          $11,652,457  $10,273,288
                                           ==========   ==========


              The accompanying notes are an integral part of
                   these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                           For the three months ended
                                                September  30,
                                           --------------------------
                                                1995        1994
                                           --------------------------

Royalty income                           $   710,814   $   155,000
Consulting revenues                            1,000         3,031

Costs and expenses
    Costs of operations                       48,584        54,442
    General and administrative               279,324       192,467
    Direct costs of consulting revenues          942          -
    Exploration, net                         464,540       420,391
    Lease maintenance and holding costs      143,168        93,346
    Depreciation and depletion                46,631         6,695
                                             -------       -------
                 Total costs and expenses    983,189       767,341
                                             -------       -------
                 Operating loss             (271,375)     (609,310)

Interest and other income                    103,873        65,048
Gain (loss) on marketable securities          (2,301)        8,776
Interest expense                                 -          (1,359)
                                             -------       -------
                           Net loss   $     (169,533) $   (536,845)
                                             =======       =======

            Net loss per share        $        (0.01) $      (0.04)
                                                ====          ====

    Weighted average shares outstanding   14,481,509    13,838,863



              The accompanying notes are an integral part of
                   these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                          For the three months ended
                                                 September 30,
                                          ---------------------------
                                                1995        1994
                                          ---------------------------
Cash flows from operating activities
    Net income (loss)                     $    (169,533)$  (534,865)

Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
    Depreciation and depletion                   46,631       6,696
    (Gain) loss on marketable securities          2,031      (8,776)
  (Increase) decrease in:
    Trade and other receivables                (161,204)     24,082
    Marketable securities                       (25,781)     (1,218)
    Inventory                                  (504,329)       -
    Prepaid expenses and other                    4,489       5,621
  Increase (decrease) in:
    Accounts payable and accrued liabilities    387,892     313,947
    Post retirement liabilities                  (1,600)    (10,534)
                                              ---------   ---------
Total Adjustments                              (251,871)    329,818
                                              ---------   ---------
Net cash provided by (used in) operating
    activities                                 (421,404)   (205,047)
                                              ---------   ---------

Cash flows from investing activities
      Capital expenditures for
      property and equipment                   (450,002)    (15,312)
                                              ---------   ---------
Net cash provided by (used in) investing
    activities                                 (450,002)    (15,312)
                                              ---------   ---------


                                (Continued)



              The accompanying notes are an integral part of
                  these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)



                                          For the three months ended
                                                 September 30,
                                          --------------------------
                                                1995        1994
                                          --------------------------
Cash flows from financing activities

Proceeds from issuance of common stock   $ 1,162,410    $ 3,821,406
                                           ---------      ---------
Net cash provided by (used in) financing
    activities                             1,162,410      3,821,406
                                           ---------      ---------

Net increase (decrease) in cash and
    equivalents                              291,004      3,601,047

Cash and equivalents at beginning
    of period                              3,424,094      1,942,912
                                           ---------      ---------
Cash and equivalents at end of period    $ 3,715,098    $ 5,543,959
                                           =========      =========


               The accompanying notes are an integral part of
                  these consolidated financial statements

                               ROYAL GOLD, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1995.

1. PROPERTY AND EQUIPMENT
   ----------------------
     Property and equipment consists of the following components at September 30, 1995, and June 30, 1995:

                                           September 30,          June 30,
                                               1995                 1995
                                              ---------          ---------
          Mineral Properties:
               South Pipeline-
                 Net Profits Interest        $     -             $     -
               South Pipeline-
                 Capped Royalty                 156,445             193,350
               Long Valley                      600,187             159,478
               Camp Bird                        120,110             120,110
                                                -------             -------
                                                876,742             472,938

       Office furniture, equipment
               and improvements                 110,822             111,255
                                                -------             -------
             Net property and equipment      $  987,564          $  584,193
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

    A.   SOUTH PIPELINE (CRESCENT VALLEY)

         The South Pipeline property is a claim block containing sediment-hosted gold deposits located in Lander County, Nevada. Pursuant to an agreement dated September 18, 1992, the Company holds a 20% net profits interest in this project. Production has commenced at the Crescent Pit portion of the project, while the remainder of the project is in the exploration and development stage. Cortez Gold Mines ("Cortez") is the project operator.

         Cortez began mining at the Crescent Pit, which is located on a small portion of the South Pipeline property, in June 1994. At June 30, 1994, the Company estimated that the Crescent Pit contained proven reserves of 1,967,000 tons of mill-grade ore, with an average grade of 0.125 oz./ton of gold, resulting in 245,875 contained ounces of gold. In September 1994, sufficient quantities of this mill-grade oxide ore had been accumulated to start processing and gold production. Oxide ore from the Crescent Pit is commingled with roasted ore from Cortez's Gold Acres Mine, and both are being processed at the Cortez Mill; Royal Gold has no interest in the Gold Acres Mine.

         Production began from the Crescent Pit heap leach operations in August 1995. The heap leach material in the Crescent Pit contains an estimated 2.2 million tons of ore with an average grade of 0.029 oz./ton yielding 64,000 ounces of gold, of which an estimated 29,000 ounces of gold are recoverable over 4 to 5 years.

         A feasibility study is in progress for the South Pipeline deposit, which occurs on a larger portion the South Pipeline Project ground. The Company now expects to receive portions of a draft feasibility study from Cortez during the quarter ending December 31, 1995, and a final feasibility study during the first calendar quarter of 1996.

         In addition, Royal Gold has completed prefeasibility studies of the potential of mining some of the higher grade material in a deep zone of the deposit by underground methods. The study suggests that further investigation of this potential is warranted.

         On the basis of the Company's latest estimate of the deposit, the entire South Pipeline project contains approximately 91.8 million tons of ore at an average grade of 0.048 oz./ton. Further detailed economic analysis is required before the mineral deposit at South Pipeline can be shown to be commercially viable and to constitute reserves.


    B.   SOUTH PIPELINE - CAPPED ROYALTY

         In October 1994, the Company purchased an additional royalty interest on the South Pipeline project from Western Mining Corporation for $275,000. The royalty interest is equivalent to a 0.75 percent net smelter return production royalty, capped at $375,000. To date, the Company has received payments totalling $161,666.


    C. LONG VALLEY

         The Long Valley Property, in Mono County, California, is subject to an agreement between the Company and Standard Industrial Minerals, Inc. Pursuant to the agreement, the Company is entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property, upon payment of $1,000,000. The Option Agreement, which is terminable by the Company at any time, involves annual option consideration payments which would total $125,000, if all four such payments were made. Up to $100,000 of the payments (namely, the payments that would be made in 1995 and 1996) may be credited against the option exercise amount.

         During the summer and fall of 1994, the Company drilled a total of 18 vertical and angled holes, by reverse circulation drilling, to depths of up to 900 feet. Based on these results and Royal Gold's assessment of data previously generated by Royal Gold and its predecessors in interest, Royal Gold now estimates that Long Valley hosts a mineralized deposit of 49,640,000 tons, with an average grade of 0.018 ounces of gold per ton, using a cutoff grade of 0.01 ounces per ton. Applying a cutoff grade of 0.02 ounces of gold per ton, Royal Gold estimates that the deposit at Long Valley is 11,825,000 tons, with an average grade of 0.036 ounces of gold per ton.

         Effective July 1, 1995, costs related to Long Valley have been capitalized pursuant to the determination that the project is in the development stage. During the quarter ended September 30, 1995, Royal Gold drilled approximately 47,360 feet of reverse circulation and diamond drilling. This drilling has encountered near-surface mineralization. This mineralization extends to depths of approximately 300 feet and varies in thickness from 50 to 150 feet, and the Company believes that the deposit may be mined as an open pit. Results of this drilling are currently being evaluated and therefore are not included in the estimate of mineralization above. Further drilling, other geologic work, and detailed economic analysis is required before the mineral deposit at Long Valley can be shown to be commercially viable and to constitute reserves.


       D.      CAMP BIRD

         At September 30, 1995, capitalized costs of $120,000 represent the Company's ownership of patented mining claims. Management believes that these claims have value for their mineral potential as well as the real estate.


       E.      NEVADA EXPLORATION

         BUCKHORN SOUTH

         Buckhorn South is a block of 265 contiguous claims in Eureka County Nevada. The Company leases 131 of the claims, which are subject to a 4% NSR royalty burden, and fixed minimum royalty obligations of $460,000. The remaining claims are subject to a 1% NSR royalty.

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

         In September 1995, a third round of drilling focused on the new areas of mineralization as well as geophysical anomalies previously identified by Royal Gold. Fourteen reverse circulation holes were drilled at depths from 880 to 1,080 feet, at a cost of $283,000. The Company is awaiting assay results from these holes.

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

         During July and August of 1995, Santa Fe drilled 14 reverse circulation holes at depths ranging from 365 to 960 feet. The Company is awaiting Santa Fe's results of this program.


       F.      UNION PACIFIC

         Under the Company's exploration agreement with Union Pacific Minerals, the Company may explore Union Pacific Lands in Wyoming, Utah and the State Line district in Wyoming and Colorado. The term of the agreement has been extended to December 31, 1998, and Royal Gold has secured the right to exchange or substitute parcels of land up until December 31, 1995, when it must designate 50,000 acres for more extensive exploration.

         Royal Gold must expend a total of $500,000 on the project by December 31, 1995, of which $434,000 has been spent. For the full term of the agreement, as amended, Royal Gold's commitment for exploration and development expense would be $2.1 million. These commitments are cancelable in stages. If the Company proceeds past December 31, 1995, $600,000 in additional work expenditures would be required by December 31, 1997, and if work continues past December 31, 1997, an additional $1,000,000 must be spent by December 31, 1998.


2.     INCOME TAXES

       At June 30, 1995, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $22.9 million. If not used, the net operating loss carryforwards will expire by the year 2010.

       During the current quarter, the Company sustained a loss from operations which added to its net operating loss carryforward position.

       Based upon the determination of proven gold reserves at the Crescent Pit of the South Pipeline Project, management has estimated that is more likely than not that the Company will have some net future taxable income within the net operating loss carryforward period and has established a $750,000 deferred tax asset.


3.     INVENTORY

       Inventory as of September 30, 1995 relates to in-kind gold payments received resulting from the Company's Net Profits Interest at South Pipeline. This inventory is comprised of 1,792.16 ounces of gold, carried at a value of $383.56 per ounce, for a total of $687,402.


4.     CONTINGENCIES

       The operations and activities conducted on the properties in which the Company holds various interests are subject to various federal, state, and local laws and regulations governing protection of the environment. These laws are continually changing, and are generally becoming more restrictive. Management believes that the Company is in material compliance with all applicable laws and regulations.

       The U.S. Forest Service has now substantially completed reclamation of the Goldstripe project site, but it is possible, depending on the results of post-reclamation groundwater monitoring, that additional reclamation work may be required. The Company may be called upon to dedicate additional capital resources to this activity.



5.     GENERAL

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the financial statements and the notes included in the Company's audited consolidated financial statements as of June 30, 1995.

       The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

       Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

                             ROYAL GOLD, INC.
              ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Royal Gold is engaged in the acquisition, exploration, development, and sale of gold properties and in the acquisition of gold royalty interests.

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

At September 30, 1995, the Company had a working capital surplus of $9,856,490. Current assets were $9,917,126, compared to current liabilities of $606,369, for a current ratio of 16 to 1. This compares to current assets of $8,941,328, and current liabilities of $218,477, at June 30, 1995, resulting in a current ratio of 41 to 1. The Company is now receiving its full 20% net profits royalty interest from the Crescent Pit mill-grade ore, and gold production has commenced from the Crescent Pit heap leach material, where the Company is receiving its pre-payback interest. During the first three months of fiscal 1996, the Company continued to incur losses from operations.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, cash payments from companies seeking to explore the Company's properties, earnings from consulting services, and the issuance of common stock. During the first quarter of fiscal 1996, the Company earned $704,564 in royalties on South Pipeline. This $704,564 is comprised of $654,329 related to the Company's Net Profits Interest and $50,325 in payment on its capped royalty. The Company earned $103,873 in interest income on its cash and marketable securities portfolio. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months, has a cost basis of $5,008,906, and a market value of $5,035,320. The Company also received $1,162,410 from the exercise of warrants.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. The Company has continued to aggressively explore its properties and anticipates continued exploration activities for the remainder of the year.
The Company's long-term viability is ultimately dependent upon the successful development and operation of the Company's mineral interests. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any such property, the Company will reevaluate the property, and may substantially increase or decrease the level of expenditures on the particular property.

The Company anticipates total expenditures for fiscal 1996 for general and administrative expenses to be approximately $1,000,000, of which $279,000 has been spent to date. The Company also anticipates expenditures for exploration and holding costs to be approximately $950,000 (including amounts spent under the Union Pacific Agreement), of which $608,000 has been spent. Because of the seasonal nature of the Company's activities, exploration and holding costs are disproportionately incurred during the quarter ended September 30. Capital expenditures are estimated at $705,000, of which $441,0000 has been spent. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

RESULTS OF OPERATIONS
---------------------
FOR THE QUARTER ENDED SEPTEMBER 30, 1995, COMPARED TO THE QUARTER
ENDED SEPTEMBER 30, 1994

For the quarter ended September 30, 1995, the Company reported a net loss of $169,533, or $.01 per share, as compared to a net loss of $536,845, or $.04 per share, for the quarter ended September 30, 1994.

Royalty income for the current quarter of $710,814, compared to $155,000 for the prior year, relates to Royal Gold's interest in the South Pipeline property, from which the Company did not receive net profits royalties in the first quarter of last fiscal year.
For the quarter ended September 30, 1994, royalties were principally attributable to advance minimum payments.

General and administrative costs of $279,324 for the current quarter have increased from $192,467 for the quarter ended
September 30, 1994, primarily because of increased third party expenses related to Congressional and industry-sponsored initiatives to revise the mining law, and higher public reporting compliance costs.

Exploration expenditures of $465,540 for the quarter ended September 30, 1995, increased from $420,391 for the quarter ended September 30, 1994, primarily due to increased drilling and geophysical activity in Nevada offset by the capitalization of $441,00 of Long Valley expenditures in the current quarter.

Lease maintenance and holding costs increased from $93,346 for the quarter ended September 30, 1994, to $143,146 for the quarter ended September 30, 1995, due to the acquisition of six new exploration properties.

Depreciation, depletion and amortization increased from $6,695 for the quarter ended September 30, 1994, to $46,631 for the quarter ended September 30, 1995, primarily due to depletion expense related to the South Pipeline Project capped royalty.

Interest and other income increased from $65,048 for the quarter ended September 30, 1994, to $103,873 for the quarter ended
September 30, 1995, primarily due to an increase in funds available for investment.

                        PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended September 30, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: November 14, 1995              By:  /s/ Stanley Dempsey
                                          -------------------
                                          Stanley Dempsey
                                          Chairman of the Board and
                                          Chief Executive Officer




Date: November 14, 1995             By:  /s/ Thomas A. Loucks
                                         --------------------
                                         Thomas A. Loucks
                                         Treasurer
                                         (chief financial officer)