Form 10-Q
period 1995-12-31
ROYAL GOLD INC /DE/
filed 1996-02-14
CIK 85535

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995


                       COMMISSION FILE NUMBER 0-5664


                          ROYAL GOLD, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                     84-0835164
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                   SUITE 1000
               1660 WYNKOOP STREET
                 DENVER, COLORADO                  80202-1132
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                            (303) 573-1660
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             Not Applicable
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                             SINCE LAST REPORT)

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

                                           OUTSTANDING AT
         CLASS OF COMMON STOCK             FEBRUARY 6, 1996
         $.01 PAR VALUE                    14,850,976 SHARES

                              ROYAL GOLD, INC.

                                   INDEX

                                                            PAGE

PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets ...................  3-4

               Consolidated Statements of Operations .........  5-6

               Consolidated Statements of Cash Flows .........  7-8

               Notes to Consolidated Financial
                 Statements ..................................    9

    Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations ...................................  17

PART II:  OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K ..............  22

SIGNATURES     ................................................  23

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS



                                            December 31,  June 30,
                                                1995        1995
                                            -----------------------

Current Assets
    Cash and equivalents                   $  2,780,226 $ 3,424,094
    Marketable securities                     5,057,011   5,011,570
    Receivables
      Trade and other                           170,371     171,994
      Related party                                   0      35,690
    Gold inventory                              759,925     183,073
    Prepaid expenses and other                   82,583      89,907
    Deferred income tax benefit                  25,000      25,000
                                            -----------   ---------
      Total current assets                    8,875,116   8,941,328

Property and equipment, at cost
    Mineral properties                        1,616,578     554,588
    Furniture, equipment and improvements       741,992     732,666
                                              ---------   ---------
                                              2,358,570   1,287,254

Less accumulated depreciation,
    depletion and amortization                 (792,129)   (703,061)

      Net property and equipment              1,566,441     584,193
                                              ---------   ---------
Other Assets
    Restricted investments and other             22,767      22,767
    Deferred income tax benefit                 725,000     725,000
                                             ----------   ---------
      Total other assets                        747,767     747,767
                                             ----------   ---------

                                            $11,189,324 $10,273,288
                                             ==========  ==========

                The accompanying notes are an integral part of
                  these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                            December 31,  June 30,
                                                1995        1995
                                         -------------------------
Current Liabilities
    Accounts payable                     $    359,465  $   145,050
    Current portion on notes payable                0       27,866
    Accrued liabilities
      Post retirement benefits                 26,400       26,400
      Other                                    15,108       19,161
                                          -----------   ----------
        Total current liabilities             400,973      218,477
                                          -----------   ----------

Post retirement benefit liabilities           113,749      116,949
Commitments and contingencies
    (Note 4)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 40,000,000 and 30,000,000
      shares, respectively;
      issued 14,711,962 and 14,492,962
      shares, respectively                    147,120      144,930
    Additional paid-in capital             45,487,582   44,314,602
Accumulated deficit                       (34,880,127) (34,441,697)
                                         ------------  -----------
                                           10,754,575   10,017,835

Less treasury stock, at cost
    (15,986 and 15,986 shares,
      respectively)                           (79,973)     (79,973)
                                         ------------  -----------
      Total stockholders' equity           10,674,602    9,937,862
                                         ------------  -----------
Total liabilities and stockholder's
   equity                               $  11,189,324 $ 10,273,288
                                         ============  ===========


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                          For the three months ended
                                                 December  31,

                                                1995        1994
                                          --------------------------

Royalty income                           $   504,809   $    56,445
Consulting revenues                           24,544        76,000

Costs and expenses
    Costs of operations                       65,966        69,448
    General and administrative               327,747       297,300
    Direct costs of consulting revenues       12,173        71,361
    Exploration, net                         434,710       580,410
    Lease maintenance and holding costs       15,571        35,441
    Depreciation and depletion                42,437        23,240
                                          ----------    ----------
       Total costs and expenses              898,604     1,077,200
                                          ----------    ----------
       Operating loss                       (369,251)     (944,755)

Interest and other income                    111,810       104,052
Gain (loss) on marketable securities         (11,206)       (8,375)
                                          ----------    ----------
       Net loss                         $   (268,647) $   (849,078)
                                         ===========   ===========

       Net loss per share               $      (0.02) $      (0.06)
                                         ===========   ===========

       Weighted average shares
          outstanding                     14,687,226    14,349,484
                                        ============   ===========


              The accompanying notes are an integral part of
                   these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                           For the six months ended
                                                 December 31,

                                                1995        1994
                                          --------------------------

Royalty income                           $ 1,215,623   $   211,445
Consulting revenues                           25,544        79,031

Costs and expenses
    Costs of operations                      114,550       106,751
    General and administrative               607,071       511,192
    Direct costs of consulting revenues       13,115        74,095
    Exploration, net                         899,250     1,000,801
    Lease maintenance and holding costs      158,739       128,788
    Depreciation and depletion                89,068        29,936
                                         -----------   -----------

       Total costs and expenses            1,881,793     1,851,563
                                         -----------   -----------
       Operating loss                       (640,626)   (1,561,087)

Interest and other income                    215,683       169,100
Gain (loss) on marketable securities         (13,507)          401
Interest expense                              (1,359)       (1,359)

       Net loss                        $    (439,809) $ (1,392,945)
                                        ============   ===========

       Net loss per share              $       (0.03) $      (0.10)
                                        ============   ===========

       Weighted average shares
          outstanding                     14,584,992    14,092,518



              The accompanying notes are an integral part of
                  these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                           For the six months ended
                                                 December 31,

                                                1995        1994
                                           ------------------------

Cash flows from operating activities
    Net income (loss)                     $  (439,809)  $(1,392,945)
                                           -----------   ----------

Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
    Depreciation and depletion                 89,068        29,936
    (Gain) loss on marketable securities       13,507          (400)
    Non cash exploration expense                    0         8,875
(Increase) decrease in:
    Marketable securities                     (58,948)      (37,129)
    Trade and other receivables                37,313        42,033
    Inventory                                (576,852)      (33,073)
    Prepaid expenses and other                  7,324         8,172
Increase (decrease) in:
    Accounts payable and accrued liabilities  183,875       252,309
    Post retirement liabilities                (3,200)      (21,067)
                                           ----------    ----------
Total Adjustments                            (307,913)      249,656
                                           ----------    ----------

Net cash provided by (used in) operating
    activities                               (747,722)   (1,143,289)
                                           ----------    ----------
Cash flows from investing activities
      Capital expenditures for
       property and equipment              (1,071,316)     (311,861)
      (increase) decrease in other assets           0       (10,000)
                                           ----------    ----------
Net cash provided by (used in) investing
    activities                             (1,071,316)     (321,861)
                                           ----------    ----------


                                (Continued)

              The accompanying notes are an integral part of
                  these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)



                                           For the six months ended
                                                 December 31,

                                                1995        1994
                                           -------------------------
Cash flows from financing activities

Proceeds from issuance of common stock   $ 1,175,170    $ 3,848,561
                                          ----------     ----------
Net cash provided by (used in) financing
    activities                             1,175,170      3,848,561
                                          ----------     ----------

Net increase (decrease) in cash and
    equivalents                             (643,868)     2,383,411
                                          ----------     ----------
Cash and equivalents at beginning
    of period                              3,424,094      1,942,912
                                          ----------     ----------

Cash and equivalents at end of period    $ 2,780,226    $ 4,326,323
                                          ==========     ==========

Supplemental disclosure of non-cash activities:
    During the period ended December 31, 1994, 1,000 shares of treasury stock were issued as a lease payment on an exploration property.



               The accompanying notes are an integral part of
                   these consolidated financial statements

                               ROYAL GOLD, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


For a more complete understanding of the business and operations of Royal Gold, Inc.("Royal Gold" or "the Company"), please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1995.

1. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following components at December 31, 1995, and June 30, 1995:

                                     December 31,          June 30,
                                         1995                 1995
                                     ------------          --------
  Mineral Properties:
     South Pipeline-
       Net Profits Interest        $     -             $     -
     South Pipeline-
       Capped Royalty                 123,786             193,350
     Long Valley                    1,221,468             159,478
     Camp Bird                        120,110             120,110
                                    ---------          ----------
                                    1,465,364             472,938

  Office furniture, equipment
    and improvements                  101,077             111,255
                                   ----------          ----------

  Net property and equipment      $ 1,566,441          $  584,193
                                   ==========           =========

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

                             ROYAL GOLD, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                        ___________________________

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

          Cortez began mining at the Crescent Pit, which is located on a small portion of the South Pipeline property, in June 1994. At June 30, 1994, the Company estimated that the Crescent Pit contained proven reserves of 1,967,000 tons of mill-grade ore, with an average grade of 0.125 oz./ton of gold, resulting in 245,875 contained ounces of gold. In September 1994, sufficient quantities of this mill-grade oxide ore had been accumulated to start processing and gold production from mill-grade ore. Currently, oxide ore from the Crescent Pit is commingled with roasted ore from Cortez's Gold Acres Mine, and both are being processed at the Cortez Mill; Royal Gold has no interest in the Gold Acres Mine.

          Production began from the Crescent Pit heap leach operations in August 1995. The heap leach material in the Crescent Pit includes an estimated 2.2 million tons of ore with an average grade of 0.029 oz./ton yielding 64,000 ounces of gold, of which an estimated 29,000 ounces of gold are recoverable over 4 to 5 years.

          On February 12, 1996, Cortez advised the Company that it had determined to increase production from the Crescent Pit, and temporarily suspend the operation of the Cortez roaster, effective March 1, 1996. Cortez advised the Company, on February 12, 1996, that its budgeted production forecast for the Crescent Pit, for the twelve months ending December 31, 1996, has been increased to 126,300 ounces, including both mill-grade and heap leach material. The Company notes that this forecast of future production levels is inherently uncertain, because of all of the risks of any gold mining operation, including maintenance of production levels, variable metallurgy, maintenance of grade control, and stability of gold prices.

                             ROYAL GOLD, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                           ____________________

          Cortez is currently conducting a feasibility study for the South Pipeline deposit, which occurs on a larger portion of the South Pipeline Project ground. Cortez has also advised the Company that it plans to spend in excess of $1.7 million to conduct further exploration of South Pipeline in 1996.

          In addition, Royal Gold has completed its own prefeasibility studies of the potential of mining some of the higher grade material in a deep zone of the South Pipeline deposit by underground methods. The study suggests that further investigation of this potential is warranted.

          On the basis of the Company's latest estimate of the deposit, the entire South Pipeline project contains approximately 91.8 million tons of ore at an average grade of 0.048 oz./ton. On February 13, 1996, Cortez reported to the Company that, as of December 31, 1995,
          52.53 million tons of such deposit, with an average grade of 0.053 ounces per ton, have been shown to be economic under a wide range of mining and milling scenarios, and therefore may be classified as reserves. The Company understands that the reserves so classified by Cortez include 306,000 ounces from the Crescent Pit and 2.49 million additional ounces from the South Pipeline deposit.


     B.   SOUTH PIPELINE - CAPPED ROYALTY

          In October 1994, the Company purchased an additional royalty interest on the South Pipeline project from Western Mining Corporation for $275,000. The royalty interest is equivalent to a 0.75 percent net smelter return production royalty, capped at $375,000. To date, the Company has received payments totalling $206,201.


     C.  LONG VALLEY

         The Long Valley property, in Mono County, California, is subject to an agreement between the Company and Standard Industrial Minerals, Inc. Pursuant to the

                             ROYAL GOLD, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                           ____________________

         agreement, the Company is entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property upon payment of $1,000,000. The Option
         Agreement, which is terminable by the Company at any time, involves annual option consideration payments which would total $125,000, if all four such payments were made. Up to $100,000 of the payments (namely, the payment that was made in 1995 and the payment that would be made in 1996) may be credited against the option exercise amount.

         During the summer and fall of 1994, the Company drilled a total of 18 vertical and angled holes, by reverse circulation drilling, of up to 900 feet in length. Based on these results and Royal Gold's assessment of data previously generated by Royal Gold and its predecessors in interest, Royal Gold now estimates that Long Valley hosts a mineralized deposit of 49,640,000 tons, with an average grade of 0.018 ounces of gold per ton, using a cutoff grade of 0.01 ounces per ton. Applying a cutoff grade of 0.02 ounces of gold per ton, Royal Gold estimates that the deposit at Long Valley is 11,825,000 tons, with an average grade of 0.036 ounces of gold per ton.

         Effective July 1, 1995, costs related to Long Valley have been capitalized pursuant to the determination that the project is in the development stage. During the quarter ended December 31, 1995, Royal Gold expended $621,281, primarily on drilling and the payment of a $50,000 advance minimum royalty payment. Results of drilling during the calendar 1995 field season are currently being evaluated and therefore are not included in the estimate of mineralization above. Royal Gold is also conducting metallurgical and hydrogeological analyses that will be incorporated in the detailed economic analysis that is required before the mineral deposit at Long Valley can be shown to be commercially viable and to constitute reserves.


       D.      CAMP BIRD

         At December 31, 1995, capitalized costs of $120,000 represent the Company's ownership of patented mining claims. Management believes that these claims have

                             ROYAL GOLD, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                           ____________________

         value for their mineral potential as well as for the value of the real estate.


       E.  NEVADA EXPLORATION

         BUCKHORN SOUTH

         Buckhorn South is a block of 265 contiguous claims in Eureka County, Nevada. The Company leases 131 of the claims, which are subject to a 4% NSR royalty burden, and fixed minimum royalty obligations of $460,000. The remaining claims are subject to a 1% NSR royalty.

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

         In September 1995, a third round of drilling focused on the new areas of mineralization as well as geophysical anomalies previously identified by Royal Gold. The
         Company is evaluating results from these holes.


         BOB CREEK

         Effective December 1, 1994, the Company entered into an agreement with Santa Fe Pacific Gold Corporation on its Bob Creek project. The Bob Creek project consists of 103 unpatented mining claims that comprise approximately three square miles in Eureka County, Nevada. Santa Fe controls other mineral interests adjacent to the property.

         Under the terms of the agreement, Santa Fe will (1) assume all of Royal Gold's obligations under two underlying mining leases; (2) spend a minimum of $150,000 in exploration during the first year, this amount being guaranteed; and (3) spend progressively greater amounts on exploration over the succeeding three years. Royal Gold has reserved a 2% net smelter return production royalty.

                             ROYAL GOLD, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                           ____________________

         During July and August of 1995, Santa Fe drilled 14 reverse circulation holes at depths ranging from 365 to 960 feet. Santa Fe has advised the Company that a number of the holes merit further exploration.


       F.  UNION PACIFIC

         Under the Company's exploration agreement with Union Pacific Minerals, the Company may explore Union Pacific lands in Wyoming, Colorado, and Utah and the State Line district in Wyoming and Colorado. In December 1995, the Company and Union Pacific Resources Group, Inc. agreed to extend the agreement. The term of the agreement has been extended to December 31, 1999. The Company has committed to spend a total of $75,000 by August 19, 1996, by which time it must either elect to continue through the end of calendar year 1996 or terminate the agreement. If the Company elects to continue its exploration program, it would then commit to spending an additional $50,000 for the remainder of calendar 1996.

         Since the inception of the agreement, Royal Gold has spent a total of $554,057 on the project as of December 31, 1995 and has met its expenditure obligation through December 31, 1995. For the full term of the agreement, as amended, Royal Gold's commitment for exploration and development expense would be $2.2 million. These commitments are cancelable in stages. If the Company proceeds past December 31, 1996, $600,000 in additional work expenditures would be required by December 31, 1998, and if work continues past December 31, 1998, an additional $1,000,000 must be spent by December 31, 1999.


2.     INCOME TAXES

       At June 30, 1995, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $22.9 million. If not used, the net operating loss carryforwards will expire by the year 2010.

       During the current quarter, the Company sustained a loss from operations which added to its net operating loss carryforward position.

                             ROYAL GOLD, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                           ____________________

       Based upon the determination of proven gold reserves at the Crescent Pit of the South Pipeline Project, management has estimated that is more likely than not that the Company will have some net future taxable income within the net operating loss carryforward period and has established a $750,000 deferred tax asset.


3.     INVENTORY

       Inventory as of December 31, 1995 relates to in-kind gold payments received resulting from the Company's Net Profits Interest at South Pipeline. This inventory is comprised of 1,974.266 ounces of gold, carried at a value of $384.92 per ounce, for a total of $759,925.


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

                             ROYAL GOLD, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                           ____________________

       The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

       Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

                            ROYAL GOLD, INC.
              ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ____________________

LIQUIDITY AND CAPITAL RESOURCES

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

At December 31, 1995, the Company had a working capital surplus of $8,474,143. Current assets were $8,875,116, compared to current liabilities of $400,973, for a current ratio of 22 to 1. This compares to current assets of $8,941,328, and current liabilities of $218,477, at June 30, 1995, resulting in a current ratio of 41 to 1. The Company is now receiving its full 20% net profits royalty interest from the Crescent Pit mill-grade ore, and 4% of net profits on the Crescent Pit heap leach material, where the Company is receiving its pre-payback interest. During the first six months of fiscal 1996, the Company continued to incur losses from operations.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, cash payments from companies seeking to explore the Company's properties, earnings from consulting services, and the issuance of common stock. During the second quarter of fiscal 1996, the Company earned $500,638 in royalties on South Pipeline. This $500,638 is comprised of $506,103 related to the Company's Net Profits Interest, $44,535 in payment on its capped royalty, less $50,000 in recoupment of remaining outstanding advance royalties. The Company earned $111,810 in interest income on its cash and marketable securities portfolio. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months, has a cost basis of $5,042,073, and a market value of $5,057,010. During the quarter, the Company also received $31,950 from the exercise of warrants.

On February 12, 1996, Cortez advised the Company that it will, effective March 1, 1996, temporarily suspend operation of its roaster, with the consequence that Cortez will also suspend the commingling of Gold Acres ore with Crescent Pit ore, and will

                             ROYAL GOLD, INC.
               ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           _____________________


devote the entire capacity of the Cortez Mill to the processing of mill-grade oxide ore from the Crescent Pit. Cortez advised the Company, on February 12, 1996, that its budgeted production forecast for the Crescent Pit, for the twelve months ending December 31, 1996, has been increased to 126,300 ounces, including both mill-grade and heap leach material. The Company notes that this forecast of future production levels is inherently uncertain, because of all of the risks of any gold mining operation, including maintenance of gold levels, variable metallurgy, maintenance of grade control, and stability of gold prices. The Cortez Mill has a capacity of 2,000 tons per day. During calendar 1995, the Cortez Mill, on average, processed 1,000 tons per day of Crescent Pit mill-grade oxide ore, while commingling such material with Gold Acres ore.

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

The Company anticipates total expenditures for fiscal 1996 for general and administrative expenses to be approximately $1,000,000, of which $607,000 has been spent to date. The Company also anticipates expenditures for exploration and holding costs to be approximately $1,500,000 (increased from $950,000 and including amounts spent under the Union Pacific Agreement), of which $1,057,989 has been spent. Because of the seasonal nature of the Company's activities, exploration and holding costs are disproportionately incurred during the six months ended December
31. Capital expenditures are estimated at $1,250,000 (increased from $705,000), of which $1,071,000 has been spent. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

                             ROYAL GOLD, INC.
               ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           ____________________


RESULTS OF OPERATIONS

FOR THE QUARTER ENDED DECEMBER 31, 1995, COMPARED TO THE QUARTER
ENDED DECEMBER 31, 1994

For the quarter ended December 31, 1995, the Company reported a net loss of $268,647, or $.02 per share, as compared to a net loss of $849,078, or $.06 per share, for the quarter ended
December 31, 1994.

Royalty income for the current quarter of $504,809, compared to $56,445 for the prior year, relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving its full 20% net profits interest on mill-grade ore and its pre-payback interest on heap leach ore in the second quarter of the current fiscal year. For the quarter ended December 31, 1994, royalties were principally attributable to pre-payback interest on mill-grade production.

The decrease in consulting revenue is primarily attributable to one consulting arrangement for which the Company received $75,000 during the prior period.

General and administrative costs of $327,747 for the current quarter have increased from $297,300 for the quarter ended
December 31, 1994, primarily because of increased office expenses and employee compensation and benefits.

Exploration expenditures of $434,710 for the quarter ended December 31, 1995, decreased from $580,410 for the quarter ended December 31, 1994, primarily due to the capitalization of $621,281 of Long Valley expenditures versus $105,897 of expensed costs in the prior year quarter. This was somewhat offset by increased drilling and geophysical activity in Nevada in the current quarter.

Lease maintenance and holding costs decreased from $35,441 for the quarter ended December 31, 1994, to $15,571 for the quarter ended December 31, 1995, due to the acquisition of new exploration properties in the prior period.

                             ROYAL GOLD, INC.
               ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                           ____________________


Depreciation, depletion and amortization increased from $23,240 for the quarter ended December 31, 1994, to $42,437 for the quarter ended December 31, 1995, primarily due to depletion expense related to the South Pipeline Project capped royalty.

Interest and other income increased from $104,052 for the quarter ended December 31, 1994, to $111,810 for the quarter ended
December 31, 1995, primarily due to higher interest rates received on funds available for investment.


FOR THE SIX MONTHS ENDED DECEMBER 31, 1995, COMPARED TO THE SIX
MONTHS ENDED DECEMBER 31, 1994

For the six months ended December 31, 1995, the Company reported a net loss of $439,809, or $.03 per share, as compared to a net loss of $1,392,945, or $.10 per share, for the six months ended
December 31, 1994.

Year to date royalty income of $1,215,623, compared to $211,445 for the prior year, relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving its full 20% net profits interest on mill-grade ore and its pre-payback net profits interest on heap leach ore during the six months ended December 31, 1995. For the six months ended December 31, 1994, royalties were principally attributable to mill-grade production at the pre-payback interest level, and advance minimum royalties.

The decrease in consulting revenue is primarily attributable to one consulting arrangement for which the Company received $75,000 during the prior period.

General and administrative costs of $607,071 for the six months ended December 31, 1995 have increased from $511,192 for the six months ended December 31, 1994, primarily because of increased third party expenses related to congressional and industry-sponsored initiatives to revise the mining law, higher public reporting compliance costs, and other office and employee expenses.

Exploration expenditures of $899,250 for the six months ended December 31, 1995, decreased from $1,000,801 for the six months ended December 31, 1994, primarily due to the capitalization of $1,621,281 of Long Valley expenditures versus $176,897 of expensed costs in the prior period. This was offset by increased drilling and geophysical activity in Nevada in the six months ended December 31, 1995.

                             ROYAL GOLD, INC.
               ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           ____________________

Lease maintenance and holding costs increased from $128,788 for the six months ended December 31, 1994, to $158,739 for the quarter ended December 31, 1995, due to the acquisition of six new exploration properties.

Depreciation, depletion and amortization increased from $29,936 for the six months ended December 31, 1994, to $89,068 for the six months ended December 31, 1995, primarily due to depletion expense related to the South Pipeline Project capped royalty.

Interest and other income increased from $169,100 for the six months ended December 31, 1994, to $215,683 for the six months ended December 31, 1995, primarily due to higher interest rates received on funds available for investment.

                        PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         On December 13, 1995, a Form 8-K related to a Change in
         Registrant's Certifying Accountant was filed during the three-month period ended December 31, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: February 14, 1996    By:  /s/ Stanley Dempsey
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer


Date: February 14, 1996    By:  /s/ Thomas A. Loucks
                                Thomas A. Loucks
                                Treasurer
                                (chief financial officer)