Form 10-Q/A
period 1995-12-31
ROYAL GOLD INC /DE/
filed 1996-04-04
CIK 85535

                                FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                (The date of this report is April 3, 1996.)


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

                              ROYAL GOLD, INC.

                                   INDEX

                                                            PAGE


PART II:  OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of
     Security Holders. . . . . . . . . . . . . . . . . . . . 3

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  5

                        PART II:  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

     a. The annual meeting of stockholders of the Company was held on December 7, 1995 (the "1995 Annual Meeting").

     b.   The following directors were elected at the 1995 Annual
          Meeting:

               Pierre Gousseland
               Merritt E. Marcus
               James W. Stuckert

          The following directors' terms of office continued after the 1995 Annual Meeting:

               Stanley Dempsey
               John W. Goth
               S. Oden Howell, Jr.
               Edwin W. Peiker, Jr.

     c.   At the 1995 Annual Meeting, the stockholders of the
          Company:

          1.   Elected the following directors:

               Pierre Gousseland        10,288,083(70.05%) For
                                            83,344( 0.57%) Against

               Merritt E. Marcus        10,324,861(70.30%) For
                                            46,566( 0.32%) Against

               James W. Stuckert        10,324,861(70.30%) For
                                            46,566( 0.32%) Against

          2. Approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Stock from 30,000,000 to 40,000,000.

               The votes on this measure were as follows:

                    9,630,626(65.58%) For
                      681,030( 4.64%) Against
                       59,771( 0.41%) Abstain

          3. Approved an amendment to the Company's Directors' Stock Option Plan to increase, from 2,500 to 5,000, the number of options to purchase shares of Common Stock that are to be granted to each outside director, on an annual basis, under the Directors' Stock Option Plan.

               The votes on this measure were as follows:

                    9,498,327(64.68%) For
                      810,531( 5.52%) Against
                       62,469( 0.43%) Abstain

          4. Approved the appointment of Coopers & Lybrand as the independent auditors of the Company for the fiscal year ending June 30, 1996.

               The votes on this measure were as follows:

                    10,327,360(70.32%) For
                        10,349( 0.07%) Against
                        33,718( 0.23%) Abstain

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ROYAL GOLD, INC.
                               (Registrant)


Date: April 3, 1996         By:  /s/ Stanley Dempsey
                                 --------------------------------
                                     Stanley Dempsey
                                     Chairman of the Board and
                                     Chief Executive Officer


Date: April 3, 1996         By:  /s/ Thomas A. Loucks
                                ---------------------------------
                                     Thomas A. Loucks
                                     Treasurer
                                     (chief financial officer)