Form 10-Q
period 1996-03-31
ROYAL GOLD INC /DE/
filed 1996-05-15
CIK 85535

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                       COMMISSION FILE NUMBER 0-5664


                          ROYAL GOLD, INC.
            ----------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                     84-0835164
       ------------------------------        ---------------
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                              SUITE 1000
                           1660 WYNKOOP STREET
                           DENVER, COLORADO        80202-1132
       --------------------------------------       --------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                            (303) 573-1660
             --------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             Not Applicable
       --------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                             SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

             YES  X                              NO
                 ---                               ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
         CLASS OF COMMON STOCK              MAY 6, 1996
         ---------------------             -----------------
         $.01 PAR VALUE                    15,461,476 SHARES

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

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS



                                              March 31,   June 30,
                                                1996        1995
                                             ----------  ----------

Current Assets
    Cash and equivalents                   $  3,803,709 $ 3,424,094
    Marketable securities                     5,057,042   5,011,570
    Receivables
      Trade and other                           210,974     171,994
      Related party                                   0      35,690
    Gold inventory                            1,294,876     183,073
    Prepaid expenses and other                  134,553      89,907
    Deferred income tax benefit                  25,000      25,000
                                             ----------  ----------
      Total current assets                   10,526,154   8,941,328

Property and equipment, at cost
    Mineral properties                        1,654,281     554,588
    Furniture, equipment and improvements       745,332     732,666
                                             ----------  ----------
                                              2,399,613   1,287,254

Less accumulated depreciation,
    depletion and amortization                 (845,236)   (703,061)
                                             ----------  ----------
      Net property and equipment              1,554,377     584,193

Other Assets
    Restricted investments and other             22,767      22,767
    Deferred income tax benefit                 725,000     725,000
                                             ----------  ----------
      Total other assets                        747,767     747,767

                                             ---------   ----------
Total Assets                               $ 12,828,298 $10,273,288
                                             ==========  ==========

                The accompanying notes are an integral part of
                  these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                            March 31,     June 30,
                                              1996          1995
                                           ----------   ----------
Current Liabilities
    Accounts payable                     $    151,050  $   145,050
    Current portion on notes payable                0       27,866
    Accrued liabilities
      Post retirement benefits                 26,400       26,400
      Other                                    14,131       19,161
                                           ----------   ----------
            Total current liabilities         191,581      218,477


Post retirement benefit liabilities           112,149      116,949
Commitments and contingencies
    (Note 4)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 40,000,000 and 30,000,000
      shares, respectively;
      issued 15,477,462 and 14,492,962
      shares, respectively                    154,775      144,930
    Additional paid-in capital             47,200,642   44,314,602
Accumulated deficit                       (34,750,876) (34,441,697)
                                           ----------   ----------
                                           12,604,541   10,017,835

Less treasury stock, at cost
    (15,986 shares)                           (79,973)     (79,973)
                                           ----------   ----------
      Total stockholders' equity           12,524,568    9,937,862

Total liabilities and stockholders'        ----------   ----------
      equity                              $12,828,298 $ 10,273,288
                                           ==========   ==========


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                          For the three months ended
                                                  March  31,
                                          ------------------------
                                                1996        1995
                                          ----------    ----------
Royalty income                           $   807,300   $   171,047
Consulting revenues                            3,000        80,650

Costs and expenses
    Costs of operations                       57,902        55,552
    General and administrative               306,361       259,408
    Direct costs of consulting revenues            0        28,688
    Exploration, net                         286,162       225,425
    Lease maintenance and holding costs      114,548        51,151
    Depreciation and depletion                53,107        25,562
                                          ----------    ----------
                 Total costs and expenses    818,080       645,786
                                          ----------    ----------
                 Operating loss               (7,780)     (394,089)
                                          ----------    ----------
Interest and other income                    136,999       105,901
Gain (loss) on marketable securities              31        34,908
                                          ----------    ----------
Net gain (loss)                          $   129,250  $   (253,280)
                                          ==========    ==========

Net gain (loss) per share                $      0.01  $      (0.02)

Weighted average shares
   outstanding                            14,745,831    14,378,895


              The accompanying notes are an integral part of
                   these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                           For the nine months ended
                                                   March 31,
                                           -------------------------
                                              1996        1995
                                          ----------    ----------

Royalty income                           $ 2,022,923   $   382,492
Consulting revenues                           28,544       159,681

Costs and expenses
    Costs of operations                      172,452       179,442
    General and administrative               913,432       755,186
    Direct costs of consulting revenues       13,115       101,058
    Exploration, net                       1,185,412     1,226,226
    Lease maintenance and holding costs      273,287       179,939
    Depreciation and depletion               142,175        55,498
                                          ----------    ----------
            Total costs and expenses       2,699,873     2,497,349
                                          ----------    ----------
            Operating loss                  (648,406)   (1,955,176)
                                          ----------    ----------
Interest and other income                    352,682       275,001
Gain (loss) on marketable securities         (13,476)       35,309
Interest expense                                   0        (1,359)
                                          ----------    ----------
        Net loss                      $     (309,200) $ (1,646,225)


            Net loss per share       $         (0.02) $      (0.12)

Weighted average shares outstanding       14,671,572    14,199,334


              The accompanying notes are an integral part of
                  these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                           For the nine months ended
                                                   March 31,
                                           -------------------------
                                                 1996        1995
                                             ----------  ----------
Cash flows from operating activities
    Net income (loss)                     $    (309,200)$(1,646,225)


Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
    Depreciation and depletion                  142,175      55,498
    (Gain) loss on marketable securities         13,476     (35,309)
    Non cash exploration expense                      0       8,875
(Increase) decrease in:
    Marketable securities                       (58,948)    (33,535)
    Trade and other receivables                  (3,290)     24,417
    Inventory                                (1,111,803)   (154,238)
    Prepaid expenses and other                  (44,646)    (45,454)
Increase (decrease) in:
    Accounts payable and accrued liabilities    (26,875)     42,043
    Post retirement liabilities                  (4,800)    (17,667)
                                             ----------  ----------
Total Adjustments                            (1,094,711)   (155,370)


Net cash provided by (used in) operating     ----------  ----------
    activities                               (1,403,911) (1,801,595)
                                             ----------  ----------
Cash flows from investing activities
      Capital expenditures for
        property and equipment               (1,112,359)   (357,243)
      (increase) decrease in other assets             0     (10,000)

Net cash provided by (used in) investing     ----------  ----------
    activities                               (1,112,359)   (367,243)
                                             ----------  ----------


                                (Continued)


              The accompanying notes are an integral part of
                  these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)



                                           For the nine months ended
                                                   March 31,
                                          --------------------------
                                               1996        1995
                                          ----------     ----------
Cash flows from financing activities

Proceeds from issuance of common stock $ 2,895,885 $ 4,139,780 Net cash provided by (used in) financing ---------- ----------
    activities                             2,895,885      4,139,780
                                          ----------     ----------

Net increase (decrease) in cash and
    equivalents                              379,615      1,970,942
Cash and equivalents at beginning
    of period                              3,424,094      1,942,912
                                          ----------     ----------
Cash and equivalents at end of period    $ 3,803,709    $ 3,913,854
                                          ==========     ==========

Supplemental disclosure of non-cash activities:
    During the period ended March 31, 1995, 1,000 shares of treasury stock were issued as a lease payment on an exploration property.



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

1. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following components at March 31, 1996, and June 30, 1995:

                                      March 31,            June 30,
                                         1996                 1995
                                     ----------          ----------
    Mineral Properties:
      South Pipeline-
        Net Profits Interest        $     -             $     -
          South Pipeline-
            Capped Royalty              80,395             193,350
          Long Valley                1,259,171             159,478
          Camp Bird                    120,110             120,110
                                    ----------          ----------
                                     1,459,676             472,938

   Office furniture, equipment
      and improvements                  94,701             111,255
                                    ----------          ----------
    Net property and equipment      $1,554,377          $  584,193
                                    ==========          ==========

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


    A.   SOUTH PIPELINE (CRESCENT VALLEY)

         The South Pipeline property is a claim block containing sediment-hosted gold deposits located in Lander County,

         Nevada. Pursuant to an agreement dated September 18, 1992, the Company holds a 20% net profits interest in this project. Production has commenced at the Crescent Pit portion of the project, whereas the remainder of the project is in the exploration and development stage. Cortez Gold Mines ("Cortez") is the project operator.

         Cortez began mining at the Crescent Pit, which is located on a small portion of the South Pipeline property, in June 1994. At June 30, 1994, the Company estimated that the Crescent Pit contained proven reserves of 1,967,000 tons of mill-grade ore, with an average grade of 0.125 oz./ton of gold, resulting in 245,875 contained ounces of gold. In September 1994, sufficient quantities of this mill-grade oxide ore had been accumulated to start processing and gold production from mill-grade ore. Initially, oxide ore from the Crescent Pit was commingled with roasted ore from Cortez's Gold Acres Mine, and both were being processed at the Cortez Mill; Royal Gold has no interest in the Gold Acres Mine.

         Production began from the Crescent Pit heap leach operations in August 1995. The heap leach material in the Crescent Pit includes an estimated 2.2 million tons of ore with an average grade of 0.029 oz./ton yielding 64,000 ounces of gold, of which an estimated 29,000 ounces of gold are recoverable over 4 to 5 years.

         On February 12, 1996, Cortez advised the Company that it had determined to increase production from the Crescent Pit, and temporarily suspend the operation of the Cortez roaster, effective March 1, 1996. Cortez advised the Company, on February 12, 1996, that its budgeted production forecast for the Crescent Pit, for the twelve months ending December 31, 1996, is 126,300 ounces, including both mill-grade and heap leach material. This change doubles the expected production attributable to the Company from the prior twelve months' actual production. The Company notes that this forecast of future production levels is inherently uncertain, because of all of the risks of any gold mining operation, including maintenance of production levels, variable metallurgy, maintenance of grade control, and stability of gold prices.

         Cortez is currently conducting a feasibility study for the South Pipeline deposit, which occurs on a larger portion of the South Pipeline Project ground. Cortez has also advised the Company that it plans to spend in excess of $1.7 million to conduct further exploration of South Pipeline in 1996.

         In addition, Royal Gold has completed its own prefeasibility studies of the potential of mining some of the higher grade material in a deep zone of the South Pipeline deposit by underground methods. The study suggests that further investigation of this potential is warranted. Cortez is currently undertaking such an investigation.

         On the basis of the Company's latest estimate of the deposit, the entire South Pipeline project contains approximately 91.8 million tons of ore at an average grade of 0.048 oz./ton. On February 13, 1996, Cortez reported to the Company that, as of December 31, 1995,
         52.53 million tons of such deposit, with an average grade of 0.053 ounces per ton, have been shown to be economic under a wide range of mining and milling scenarios, and therefore may be classified as proven and probable reserves. The Company understands that the reserves so classified by Cortez include 306,000 ounces from the Crescent Pit and 2.49 million additional ounces from the South Pipeline deposit.

         During the quarter ended March 31, 1996, Cortez milled 106,309 tons of oxide material from the Crescent Pit. This period included one month of the mill processing Crescent Pit ore exclusively. This material had an average grade of 0.218 ounces of gold per ton and yielded 19,813 ounces of gold. During the quarter, Cortez sold 15,744 ounces of gold from the Crescent Pit mill-grade ore and 4,126 ounces of gold from the heap leach operation.


    B.   SOUTH PIPELINE - CAPPED ROYALTY

         In October 1994, the Company purchased an additional royalty interest on the South Pipeline project from Western Mining Corporation for $275,000. The royalty interest is equivalent to a 0.75 percent net smelter return production royalty, capped at $375,000. To date, the Company has received payments totalling $265,370.

    C. LONG VALLEY

         The Long Valley property, in Mono County, California, is subject to an agreement between the Company and Standard Industrial Minerals, Inc. Pursuant to the agreement, the Company is entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property upon payment of $1,000,000. The Option Agreement, which is terminable by the Company at any time, involves annual option consideration payments which would total $125,000, if all four such payments were made. Up to $100,000 of the payments (namely, the payment that was made in 1995 and the payment that would be made in November 1996) may be credited against the option exercise amount.

         During the summer and fall of 1994, the Company drilled a total of 18 vertical and angled holes, by reverse circulation drilling, of up to 900 feet in length. Based on these results and Royal Gold's assessment of data previously generated by the Company and its predecessors in interest, Royal Gold estimated that Long Valley hosts a mineralized deposit of 49,640,000 tons, with an average grade of 0.018 ounces of gold per ton, using a cutoff grade of 0.01 ounces per ton. Applying a cutoff grade of
         0.02 ounces of gold per ton, Royal Gold estimated that the deposit at Long Valley is 11,825,000 tons, with an average grade of 0.036 ounces of gold per ton.

         During 1995 the Company drilled 141 holes, with an aggregated length of 53,210 feet. This drilling was intended to define the extent of gold mineralization in the Hilton Creek and Southeast Zones (the object of the prior estimation of resources), and to extend exploration away from those areas. The 1995 program confirmed the existence of continuous mineralization between the Hilton Creek and Southeast Zones, and discovered additional mineralization to the north of the Hilton Creek Zone. Each of the Hilton Creek and Southeast Zones also remain "open" in all directions.

         Royal Gold now estimates that the mineralized material at Long Valley (comprising the Hilton Creek and Southeast
         Zones) includes 53,687,000 tons with an average grade of
         0.019 opt gold (at a cutoff grade of 0.01 opt).

         Effective July 1, 1995, costs related to Long Valley have been capitalized pursuant to the determination that the project is in the development stage. During the quarter ended March 31, 1996, Royal Gold spent $37,703 related to Long Valley. Royal Gold is also conducting metallurgical and hydrogeological analyses that will be incorporated in the detailed economic analysis that is required before the mineral deposit at Long Valley can be shown to be commercially viable and to constitute reserves.


       D.      CAMP BIRD

         At March 31, 1996, capitalized costs of $120,000 represent the Company's ownership of patented mining claims. Management believes that these claims have value for their mineral potential as well as for the value of the real estate.


       E.      NEVADA EXPLORATION

         BUCKHORN SOUTH

         Buckhorn South is a block of 265 contiguous claims in Eureka County, Nevada. The Company leases 131 of the claims, which are subject to a 4% NSR royalty burden and fixed minimum royalty obligations of $360,000. The remaining claims are subject to a 1% NSR royalty.

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

         In September 1995, the Company drilled 24 reverse circulation holes, totalling 13,825 feet, in the south-central portion of the claim block. Gold mineralization was discovered in Tertiary basalt and in the underlying fanglomerate. Several of the holes contained significant intervals measuring greater that 0.01 opt gold. Additional drilling is planned for the upcoming field season.

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

         During July and August of 1995, Santa Fe drilled 14 reverse circulation holes to depths ranging from 365 to 960 feet. Santa Fe has advised the Company that a number of the holes merited further exploration. During March 1996, Santa Fe competed a second round of drilling, involving three reverse circulation holes, but it has not yet disclosed the results of that drilling to the Company.


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

         Since the inception of the agreement, Royal Gold has spent a total of $581,116 on the project as of March 31,

         1996 and has met its expenditure obligation through December 31, 1995. For the full term of the agreement, as amended, Royal Gold's commitment for exploration and development expense would be $2.2 million. These commitments are cancelable in stages. If the Company proceeds past December 31, 1996, $600,000 in additional work expenditures would be required by December 31, 1998, and if work continues past December 31, 1998, an additional $1,000,000 must be spent by December 31, 1999.


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


3.     INVENTORY

       Inventory as of March 31, 1996 relates to in-kind gold payments received resulting from the Company's Net Profits Interest at South Pipeline. This inventory is comprised of 3,292.51 ounces of gold, carried at a value of $393.28 per ounce, for a total of $1,294,876.


4.     CONTINGENCIES

       The operations and activities conducted on the properties in which the Company holds various interests are subject to various federal, state, and local laws, and regulations governing protection of the environment. These laws are continually changing and are generally becoming more restrictive. Management believes that the Company is in material compliance with all applicable laws and regulations.

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

       The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

At March 31, 1996, the Company had a working capital surplus of $10,334,573. Current assets were $10,526,154, compared to current liabilities of $191,581, for a current ratio of 55 to 1. This compares to current assets of $8,941,328, and current liabilities of $218,477, at June 30, 1995, resulting in a current ratio of 41 to 1. The Company is now receiving its full 20% net profits royalty interest from the Crescent Pit mill-grade ore, and 4% of net profits on the Crescent Pit heap leach material, where the Company is receiving its pre-payback interest. During the first nine months of fiscal 1996, the Company continued to incur losses from operations.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, cash payments from companies seeking to explore the Company's properties, earnings from consulting services, and the issuance of common stock. During the third quarter of fiscal 1996, the Company earned $807,300 in royalties from South Pipeline. This $807,300 is primarily comprised of $741,542 related to the Company's Net Profits Interest and $59,169 in payment of its capped royalty. The Company earned $136,999 in interest income on its cash and marketable securities portfolio. This marketable securities portfolio is primarily invested in U.S. treasury notes with maturities of up to fifteen months, has a cost basis of $5,042,073, and a market value of $5,057,042. During the quarter, the Company also received $2,895,885 from the exercise of options and warrants.

On February 12, 1996, Cortez advised the Company that it would, effective March 1, 1996, temporarily suspend operation of its roaster, with the consequence that Cortez will also suspend the commingling of Gold Acres ore with Crescent Pit ore, and will devote the entire capacity of the Cortez Mill to the processing of mill-grade oxide ore from the Crescent Pit. Cortez advised the Company, on February 12, 1996, that its budgeted production forecast for the Crescent Pit, for the twelve months ending December 31, 1996, has been increased to 126,300 ounces, including both mill-grade and heap leach material. This change from commingling doubles the production attributable to the Company.
The Company notes that this forecast of future production levels is inherently uncertain, because of all of the risks of any gold mining operation, including maintenance of gold levels, variable metallurgy, maintenance of grade control, and stability of gold prices. The Cortez Mill has a capacity of 2,000 tons per day. During calendar 1995, the Cortez Mill, on average, processed 1,000 tons per day of Crescent Pit mill-grade oxide ore, while commingling such material with Gold Acres ore.

Management believes the Company's cash resources will be adequate to fund planned operations for the foreseeable future. The Company has continued to actively explore its properties and anticipates continued exploration activities for the remainder of the year.
The Company's long-term viability is dependent upon the continued successful development and operation of the Company's mineral interests. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any such property, the Company will re-evaluate the property, and may substantially increase or decrease the level of expenditures on the particular property.

The Company anticipates total expenditures for fiscal 1996 for general and administrative expenses to be approximately $1,200,000 (increased from $1,000,000), of which $913,432 has been spent to date. The Company also anticipates expenditures for exploration and holding costs to be approximately $1,700,000 (increased from $950,000 and including amounts spent under the Union Pacific Agreement), of which $1,458,699 has been spent. Because of the seasonal nature of the Company's activities, exploration and holding costs are disproportionately incurred during the year. Capital expenditures are estimated at $1,250,000 (increased from $705,000), of which $1,112,359 has been spent. See discussion of operations for the nine months ended March 31, 1996 for explanation of the increases in general and administrative expense, exploration expense and capital expenditures. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

On May 14, 1996, the Company filed with the Securities and Exchange Commission ("SEC") a form of shelf registration statement relating to 2,000,000 shares of the Company's common stock. As and when such registration statement is declared effective by the SEC, the Company could employ the shares of common stock to acquire other gold royalty interests or exploration properties, or other assets. At present the Company has no agreement or pending arrangement that could or might require issuance of any of the shares that are the subject of such registration statement.



RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 1996, COMPARED TO THE QUARTER ENDED
MARCH 31, 1995

For the quarter ended March 31, 1996, the Company reported a net gain of $129,250, or $.01 per share, as compared to a net loss of $253,280, or $.02 per share, for the quarter ended March 31, 1995.

Royalty income for the current quarter of $807,300, compared to $171,047 for the prior year, relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving its full 20% net profits interest on mill-grade ore and its pre-payback interest on heap leach ore in the third quarter of the current fiscal year. For the quarter ended March 31, 1995, royalties were principally attributable to pre-payback interest on mill-grade production.

The decrease in consulting revenue is primarily attributable to one consulting arrangement for which the Company received $75,000 during the prior period.

General and administrative costs of $306,361 for the current quarter have increased from $259,408 for the quarter ended March
31, 1995, primarily because of increased office expenses, investor relations expenditures, and employee compensation and benefits.

Exploration expenditures of $286,162 for the quarter ended March 31, 1996, increased from $225,425 for the quarter ended March 31, 1995, primarily due to expenditures related to the review and analysis of the possible acquisition of royalty interests on two producing base metals mines.

Lease maintenance and holding costs increased from $51,151 for the quarter ended March 31, 1995, to $114,548 for the quarter ended
March 31, 1996, primarily due to the increase in a property payment on Buckhorn South.

Depreciation, depletion and amortization increased from $25,562 for the quarter ended March 31, 1995, to $53,107 for the quarter ended

March 31, 1996, primarily due to depletion expense related to the South Pipeline Project capped royalty.

Interest and other income increased from $105,901 for the quarter ended March 31, 1995, to $136,999 for the quarter ended March 31, 1996, primarily due to higher interest rates received on funds available for investment.


FOR THE NINE MONTHS ENDED March 31, 1996, COMPARED TO THE NINE
MONTHS ENDED March 31, 1995

For the nine months ended March 31, 1996, the Company reported a net loss of $309,200, or $.02 per share, as compared to a net loss of $1,646,225, or $.12 per share, for the nine months ended March
31, 1995.

Year-to-date royalty income of $2,022,923, compared to $382,492 for the prior year, relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving its full 20% net profits interest on mill-grade ore and its pre-payback net profits interest on heap leach ore during the nine months ended March 31, 1996. For the nine months ended March 31, 1995, royalties were principally attributable to mill-grade production at the pre-payback interest level, and advance minimum royalties.

The decrease in consulting revenue is primarily attributable to one consulting arrangement for which the Company received $150,000 during the prior period.

General and administrative costs of $913,432 for the nine months ended March 31, 1996 have increased from $755,186 for the nine months ended March 31, 1995, primarily because of increased third party expenses related to congressional and industry-sponsored initiatives to revise the mining law, higher public reporting compliance costs, investor relations expenditures, and other office and employee expenses.

Exploration expenditures of $1,185,412 for the nine months ended March 31, 1996, decreased from $1,226,226 for the nine months ended March 31, 1995, primarily due to the capitalization of Long Valley expenditures versus $195,774 of expensed costs in the prior period. This was offset by increased drilling and geophysical activity in Nevada and the review and analysis of the possible acquisition of royalty interests on two base metals mines during the nine months ended March 31, 1996.

Lease maintenance and holding costs increased from $179,939 for the nine months ended March 31, 1995, to $273,287 for the nine months ended March 31, 1996, due to the acquisition of nine new exploration properties and increased holding costs at Buckhorn
South.

Depreciation, depletion and amortization increased from $55,498 for the nine months ended March 31, 1995, to $142,175 for the nine months ended March 31, 1996, primarily due to depletion expense related to the South Pipeline Project capped royalty.

Interest and other income increased from $275,001 for the nine months ended March 31, 1995, to $352,682 for the nine months ended March 31, 1996, primarily due to higher interest rates received on funds available for investment.

                        PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: May 15, 1996         By:  /s/ Stanley Dempsey
                                -------------------
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer




Date: May 15, 1996         By:  /s/ Thomas A. Loucks
                                --------------------
                                Thomas A. Loucks
                                Treasurer
                                (chief financial officer)