Form 10-K
period 1996-06-30
ROYAL GOLD INC /DE/
filed 1996-09-30
CIK 85535

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Fiscal Year Ended June 30, 1996.

                        Commission File No. 0-5664

                       ROYAL GOLD, INC.
           ----------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                             84-0835164
 ------------------------------             ------------------
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)             Identification No.)

     1660 Wynkoop Street
     Suite 1000
     Denver, Colorado                            80202-1132
   --------------------                         ------------
  (Address of Principal                         (Zip Code)
      Executive Offices)

                         (303) 573-1660
            --------------------------------------------------
           (Registrant's Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock     $0.01 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of August 30, 1996, the average bid and asked price of the Company's stock was $13.69. The aggregate market value of voting stock held by non-affiliates was $139,681,000. As of August 30, 1996, there were 15,462,166 shares of Common Stock, $0.01 par value, outstanding.

                      Documents Incorporated By Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 10, 1996: Part III, Items 11, 12 and 13.

Total Number of Pages: 59       Exhibit Index - Page 53

                             TABLE OF CONTENTS
                                                         PAGE
Part I
  Items 1.
    and 2.  Business and Properties                        1
  Item  3.  Legal Proceedings                             20
  Item  4.  Submission of Matters to a Vote of
             Security Holders                             21

Part II
  Item  5.  Market for Registrant's Common Equity
             and Related Stockholder Matters              21
  Item  6.  Selected Financial Data                       22
  Item  7.  Management's Discussion and Analysis of
             Financial Condition and Results of
                Operations                                23
  Item  8.  Financial Statements and Supplementary Data   27

Part III
  Item 10.  Directors and Executive Officers of the
             Registrant                                   51
  Item 11.  Executive Compensation                        53
  Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                        53
  Item 13.  Certain Relationships and Related
              Transactions                                53

Part IV
  Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                     53

Exhibit A.  The Company and Its Subsidiaries              57

Signatures                                                58

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially include, among others, decisions and activities of Cortez regarding the Crescent Pit, Pipeline and South Pipeline, unanticipated grade, geological metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delayed in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. See "Business and Properties - Risk Factors".

                                  PART I
                                  ------
Items 1 and 2.  BUSINESS AND PROPERTIES

GENERAL
- -------
Royal Gold, Inc., (together with its subsidiaries, "Royal" or the "Company"), is engaged in the gold and other precious metals business, primarily through passive and joint ownership arrange-ments, and is also engaged in the acquisition, exploration and development of gold properties.

The Company conducts exploration and development activity on gold and other precious minerals properties and seeks to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. The Company also acquires existing royalties through the direct acquisition of such interests. Substantially all the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

The Company's principal mineral property interest is a carried 20% net profits royalty interest in the South Pipeline property, operated by Cortez Gold Mines. South Pipeline is located in Crescent Valley, Nevada, and gold production commenced at that property in September 1994 (see "South Pipeline Property" below). In fiscal 1996, the Company generated revenues of $3,680,000 from its royalty interest at South Pipeline. The Company is also conducting its own development program at Long Valley, in Mono County, California; and is engaged in exploration at Buckhorn South, in Eureka County, Nevada, and at several other prospects in Nevada, Utah, Wyoming and Colorado. The Company is also evaluating opportunities in Bulgaria and several other countries, including Australia, Chile, Mexico, Peru, Russia and other republics of the former Soviet Union. The South Pipeline Project is the only property in which the Company holds an interest that is currently producing gold.

The Company is also engaged, through two wholly-owned subsidiaries, Denver Mining Finance Company ("DMFC") and Environmental Strategies, Inc. ("ESI"), in providing financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 1996, income generated from consulting services was not material.

The Company was incorporated under the laws of the State of Delaware on January 5, 1981. Its executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202. See
Exhibit 22, "The Company and Its Subsidiaries."


Developments During Fiscal 1996
- -------------------------------
The highlights of fiscal 1996 were:

(1) The Company achieved profitability for the year ended June 30, 1996. This profitability resulted from increased royalty payments attributable to expanded and higher grade production of mill-grade ore at the Crescent Pit on the South Pipeline property. For fiscal 1996, the Company received 7,410 ounces of gold, which produced revenues of $2,895,000, and cash royalties of $150,000, from its net profits interest in the mill-grade ore at the Crescent Pit. For the twelve months ended June 30, 1996, the Crescent Pit produced 77,782 ounces of gold from mill-grade production. The net profits from the Crescent Pit (that is, revenues less direct operating costs) have already paid back to Cortez all preproduction costs, and therefore, throughout fiscal 1996, the Company has been receiving its full 20% net profits interest from the mill-grade ore at the Crescent Pit.

(2) Production began from the Crescent Pit heap leach operations in August 1995. During fiscal 1996, Royal Gold received 1,139 ounces of gold, which produced revenues of $444,000, from its net profits interest in the Crescent Pit heap leach operation.
During the quarter ended June 30, 1996, the heap leach operation paid back to Cortez all of its preproduction costs and the Company will hereafter receive its full 20% net profits interest from the heap leach operation at the Crescent Pit.

(3) Probable reserves of 20.7 million tons at an average grade of
0.018 ounce per ton of gold have been established at the Long
Valley property, in Mono County, California.  (See "Properties -
Long Valley" below.)

(4) The Union Pacific Agreement was amended allowing the Company to explore portions of Union Pacific Resources Group Inc.'s mineral estate in Colorado, Wyoming and Utah. In August 1996, that agreement was further amended such that the Company may, through December 31, 1999, continue to explore, with particular emphasis on diamonds, in the State Line District of Colorado and Wyoming, and secure the exclusive right to develop and/or farm out diamond deposits on 50,000 acres of such ground, as may be designated by Royal Gold. The Company also recently completed a stream sediment sampling program which yielded indicator minerals. These indicator minerals suggest the presence of kimberlites, and the potential for new diamond discoveries, in drainages where kimberlites were not previously known to exist. (See "Properties - Union Pacific" below.)

(5) Options and warrants were exercised yielding receipts of $2,896,000.

(6) During the year, the Company received $258,000 on the 0.75% net smelter returns royalty interest* at South Pipeline. This was higher than expected due to higher production levels at the Crescent Pit. This royalty is capped at $375,000, of which
$112,00 was received in fiscal 1995.   The remaining balance of
the capped royalty is $5,000, which is anticipated to be received in fiscal 1997.
__________________________

 * "Net smelter returns" or "NSR royalty" interest means that the royalty holder receives a defined percentage of the gross revenue, less a proportionate share of incidental transportation, insurance and processing costs.

(7) The Company continued its active exploration program, both on the Union Pacific lands and at those projects that the Company has initiated in Nevada and Utah and the Company continued its developmental program at Long Valley.

(8)  The Company evaluated properties in Bulgaria, Russia,
Australia, Bolivia and Chile. The Company elected not to pursue a number of these projects, and others are still being evaluated.


PROPERTIES
- ----------
Recent activities at each of the significant properties in which the Company has an interest are described below. Reference is made to footnotes in the financial statements for more information on property histories.

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

South Pipeline Property
- -----------------------
The South Pipeline property royalty interest is the Company's most significant gold property interest. The South Pipeline Project is operated by Cortez Gold Mines ("Cortez"), a joint venture of Placer Domes U.S. Inc. ("PDUS") and Kennecott Exploration (Australia) Ltd. The South Pipeline Project is located in Lander County, Nevada, approximately 60 miles southwest of Elko. The project involves over 4,000 acres of unpatented mining claims (the "GAS Mining Claims"), which Cortez leases from ECM, Inc. ("ECM").

The Company currently holds a fully-carried royalty interest in the South Pipeline Project. (That is, the Company is never obliged to advance any of the costs of exploration, development or production at South Pipeline.) The Company, at its annual election, can either receive a 20% net profits royalty interest or a sliding scale 2.5% to 5.5% NSR royalty interest in all production from the GAS Mining Claims. Under either royalty interest, the Company may elect to take its share of production in-kind. In November 1995, the Company made its annual election to receive its production in-kind.

Background
- ----------
As has been described extensively in prior years, the Company has been involved with this property since 1987. The Company, as the original operator of a joint venture with Cortez, conducted the initial exploration work at South Pipeline, which was then referred to as "Crescent Valley". Reverse circulation drilling programs conducted by the Company in calendar 1988, 1989 and 1990 resulted in identification of one sediment-hosted, "Carlin-type", disseminated gold deposit and identification of other gold anomalies.

In 1991, due to liquidity problems then being experienced, the Company determined to sell its interest in the property. By the end of 1991, the Company held only a nominal interest in the South Pipeline property. In September 1992, however, the Company recovered a 20% net profits interest on the South Pipeline property following settlement of litigation brought by the Company against Cortez and PDUS. Under the Agreement, Cortez, as operator and manager, committed to an exploration and development work program. After payback, as defined in the Agreement, the Company will receive a 20% net profits royalty or, at its election beginning with production and annually thereafter, an NSR royalty according to a schedule tied to indexed gold prices. The NSR royalty ranges from 2.5% for an indexed price of $350 per ounce to 5.5% for an indexed price in excess of $500 per ounce.

Under either royalty arrangement, the Company may elect to take its royalty "in-kind."

As part of the Agreement, Cortez purchased units of Royal Gold securities for $800,000. The units consisted of 500,000 shares of the Company's common stock, and warrants to purchase 600,000 additional shares of the Company's common stock at an average price of $2.50 per share. During fiscal 1996, all of the Cortez warrants were exercised and the Company received $1,500,000.

If Cortez does not elect to put any deposit containing at least 300,000 ounces of gold into production within two years of its identification, then the Company may elect to put that deposit into production, thereby securing 100% of the working interest therein, subject to granting a 20% net profits interest royalty to Cortez identical to the one described above. Royal Gold would then also be entitled to use, under a normal tolling arrangement and as available, the Cortez milling facilities in the vicinity, including any to be built for the Pipeline project.

Finally, Cortez entered into a five year standstill agreement with respect to further acquisition of shares of the Company or other actions regarding efforts to acquire or control the Company. During the standstill period, Cortez may not sell any of the acquired shares except pursuant to Rule 144 and certain other specified transactions.

The Company also receives $150,000 per year in advance minimum royalties from Cortez. All such royalties, together with allocable capital, are recoupable by Cortez out of production royalties otherwise payable to the Company. Recoupment has been achieved on both mining units at the Crescent Pit. The Company's royalty will be subject to recoupment for each new mining unit put into production.

Development
- -----------
Since November 1992, Cortez has conducted an aggressive program of exploration and development drilling at South Pipeline, and has spent well over $15 million through June 30, 1996.

On December 31, 1995, Cortez announced that the mineral deposit at South Pipeline was estimated to contain 91.8 million tons, with an average grade of 0.039 ounces of gold per ton. Cortez also announced that it will spend $1.7 million on exploration drilling at South Pipeline during calendar year 1996.

In June 1994, Cortez began open pit mining at the Crescent Pit, a near-surface portion of the South Pipeline deposit, and on

September 20, 1994, Cortez announced that it had commenced the production of gold from the Crescent Pit. Initially, Cortez combined the Crescent Pit ore with ore from another mine (in which the Company has no interest), and processed all such ore at the Cortez mill, a 2,000 ton per day facility that is located a few miles east of the Crescent Pit. In February 1996, however, Cortez notified the Company that it would stop commingling ores at the Cortez mill and that it would mill Crescent Pit ore exclusively, at least through the end of calendar year 1996. At June 30, 1996, production from the Crescent Pit was utilizing 100% of the capacity of the Cortez mill.

In addition to the South Pipeline gold deposits that have been defined to date, other important gold intercepts have been made on South Pipeline property, which suggests that additional deposits may exist on the property. Limited exploration was conducted during fiscal 1996, as Cortez focused on developing a plan to mine the South Pipeline reserve.

In September 1996, Cortez filed its "1996 Amendment to the Pipeline Plan of Operations for the South Pipeline Project" with the Bureau of Land Management. (Pipeline is a neighboring property to the north that is operated by Cortez. Royal Gold has no interest in the Pipeline deposit.) In this amendment, Cortez states that the pre-stripping of the open pit mine at South Pipeline is expected to take about 18 months and will begin at the end of the third year of mining activity at Pipeline. The mine life of Pipeline is estimated to be five plus years after commissioning of a mill with throughput of 10,000 tons per day. Cortez also stated that South Pipeline ore will be processed after mining of the Pipeline deposit has been completed. The majority of the South Pipeline Project ore will be processed in the Pipeline processing facilities, extending the Pipeline/South Pipeline Project life by an additional eight years. Timing of production at the South Pipeline deposit remains subject to permitting and decisions of the operator. Royal Gold is evaluating the information contained in the Cortez' announcement and will continue to monitor the situation.

Crescent Pit Operations
- -----------------------
The Crescent Pit operation, which is projected to encompass some 320 acres within the 4,000 acre claim block of the South Pipeline Project, was planned to recover some 217,000 ounces of mill-grade gold over a four-year period. In July 1995, production commenced at the Crescent Pit heap leach facility and it was anticipated that 34,000 ounces of gold would be recovered from the heap leach material over a five year period. It now appears that gold production from the Crescent Pit may exceed initial expectations, for both mill-grade and heap leach material.

Crescent Pit Production
- -----------------------
Set forth below is a chart showing the production by quarter from the Crescent Pit mill-grade ore during fiscal 1996:

                              Average
                    Tons        Grade      Recoveries   Recovered
                 (millions)  (oz Au/ton)  (percentage)    ounces
Quarter ended:    --------    ---------    ----------   ---------

9/30/95             93.8        .158         84.6        12,545
12/31/95            83.7        .160         83.4        11,163
3/31/96            106.0        .218         85.7        19,813
6/30/96            157.2        .238         91.4        34,261

Fiscal 1996        440.7        .201         87.7        77,782

Additionally, 19,793 ounces of gold were produced from the Crescent Pit heap leach material during fiscal 1996. (These production amounts represent 100% of the production at the Crescent Pit. The Company holds a 20% net profits interest in this property.)

Reserves and Other Mineralization
- ---------------------------------
Set forth below are charts showing the reserves and gold deposits that have been defined at the South Pipeline property:

                    Proven and Probable Reserves (1)
         December 31, 1995 adjusted for Crescent Pit Production

                                      Average
                          Tons         Grade       Contained
                       (millions)   (oz Au/ton)    Oz Au (2)
                        --------     ---------     --------
South Pipeline Property
  Crescent Pit:
    Mill Grade Ore (3)    1.58        0.118        186,000
    Heap Leach Ore (3)    0.87        0.028         24,000

  South Pipeline Deposit:
    Mill Grade Ore (3)   22.72        0.088      1,999,000
    Heap Leach Ore (3)   25.93        0.019        493,000

- ----------------------
(1) "Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
        "Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
         "Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
(2) Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed recovery rates are 84% for Crescent Pit mill-grade ore, 86% for South Pipeline mill-grade ore, and 50% for heap leach material. During fiscal 1996, Cortez actually recovered 87.7% of the assayed head grade of the Crescent Pit mill-grade ore, and 64% of the assayed head grade of the Crescent Pit heap leach material.
(3) Amounts shown represent 100% of the reserves. The Company holds a 20% net profits interest in this property.

                    Gold Deposits/Mineralization (1)
                            December 31, 1995

                                           Average
                           Tons             Grade
                        (millions)       (oz Au/ton)
                         --------         ---------
South Pipeline Project     39.24             0.021

Deep Zone (2)(3)            5.96             0.126

- -------------------------
(1) Gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicate a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.
(2) Amounts shown represent 100% of the deposits. The Company holds a 20% net profits interest in this property.
(3) The Deep Zone is that portion of the South Pipeline deposit, located below the bottom of the currently "optimized" South Pipeline Pit, which is potentially mineable by underground mining methods. Cortez is currently evaluating the Deep Zone.

Long Valley
- -----------
The Long Valley project consists of 136 unpatented mining claims located 45 miles north of Bishop, California, in Mono County.
The Company has been involved with this property since 1989, when it entered into a joint venture with Standard Industrial Minerals, Inc. ("Standard"). Standard owns 105 of the claims that comprise the Long Valley project, and operates a kaolin mine that is adjacent to the property. The Company located the additional 31 claims.

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

Royal Gold has continued to explore at Long Valley since 1994, and, through June 30, 1996, has completed more than 200 reverse-circulation holes, aggregating more than 70,000 feet of drilling. The program has confirmed the existence of continuous mineralization between the Hilton Creek and Southeast Zones and has discovered additional mineralization to the north and to the south of the Hilton Creek Zone.

Based on the results of the drilling, the Company retained outside consultants to conduct a reserve study. Based on this study the Company has determined that Long Valley contains reserves, suitable for open pit mining, as set forth below.
Based on these reserves the Company has designated this project as a development property as of July 1, 1995. All costs incurred in fiscal 1996 have been capitalized.

Reserves and Other Mineralization
- ---------------------------------
Set forth below are charts showing the reserves and gold deposits that have been defined at Long Valley:

                        Probable Reserves (1)(3)
                              June 30, 1996

                                      Average
                          Tons         Grade       Contained
                       (millions)   (oz Au/ton)    Oz Au (2)
                        --------     ---------     --------
Long Valley               20.7         0.018        373,000

- --------------------
(1) "Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
        "Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
         "Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
(2) Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed recovery rate for heap leach material is 70%.
(3) These reserves were computed using a gold price of $350 per ounce and a cut-off grade of 0.018 ounces per ton of gold.

                    Gold Deposits/Mineralization (1)
                              June 30, 1996

                                           Average
                          Tons              Grade
                       (millions)        (oz Au/ton)
                        --------          ---------
Long Valley               47.4              0.018

- ------------------
(1) Gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicate a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.

Union Pacific Exploration Project
- ---------------------------------
Under its agreement with Union Pacific Resources Group, Inc. ("UPR"), originally executed in May 1994, the Company conducted reconnaissance on some 7.5 million acres of UPR land in Utah, Wyoming and Colorado, including the State Line District of Wyoming and Colorado. The Company conducted preliminary exploration throughout UPR's holdings and then designated 50,000 acres for more extensive exploration.

During fiscal 1996, Royal Gold and UPR amended their agreement. In December 1995, the Company committed to spend $75,000 on specific exploration by August 19, 1996, at which time it was obligated to elect to continue exploration through the end of calendar year 1996 or else terminate the agreement. In August 1996, the Company elected to continue the program in the State Line District of Colorado and Wyoming, with particular emphasis on diamond exploration, and the Company committed to spend an additional $50,000 through the end of calendar 1996. Royal Gold also agreed to expand its prior obligation by $150,000 if it elects to enter into a further extension of its exploration program, through calendar year 1998. The entire term of the agreement remains unchanged, expiring on December 31, 1999, with aggregate exploration commitments totalling $2.375 million. Royal Gold may also elect to terminate the agreement after spending the additional $50,000 in calendar year 1996, or after spending at least $375,000 in either of calendar years 1997 or 1998.

The Company has already identified ten large prospect areas in the State Line District where it conducted geochemical sampling surveys. Royal Gold recently completed this stream sediment sampling program which yielded indicator minerals. These indicator minerals suggest the presence of kimberlites, and the potential for diamond discoveries, in drainages where kimberlites were not previously known to exist. Royal Gold's stream sediment sampling program involved taking samples of approximately 90 pounds each of material passing through a 3mm screen. Samples were taken on approximately one kilometer centers. Additional sampling is planned for fiscal 1997. Exploring for diamonds is a long and complicated process which is both expensive and time consuming. At this early stage of exploration, there is no assurance that kimberlites or commercial quantities of diamonds will be found.

If the Company identifies attractive deposits on the UPR lands, it has the opportunity, under the terms of agreements that have already been negotiated with UPR, to assign further exploration and development rights to third parties; to develop such deposits in collaboration with UPR; or to develop such deposits for Royal Gold's own account. In all circumstances where UPR does not itself elect to become operator, UPR will retain a royalty interest. Under certain other circumstances, UPR may elect both a minority working interest plus a royalty interest.

The extent of any such UPR royalty will depend on market factors, including, among others, the desirability to a third party of the particular deposit that may be discovered on the UPR property.

Buckhorn South
- --------------
The Buckhorn South project is located in Eureka County, Nevada, approximately 50 miles southwest of Elko. The property consists of 265 unpatented mining claims.

Of the 265 claims that comprise Buckhorn South, the Company leases 131 such claims from Ronald and Arlene Damele, et al., and the Company staked the balance of the project area. Over the next two years, the Company is obliged to pay the lessor $360,000 in advance minimum royalties. The leased claims are burdened by cumulative royalties equal to a 4% NSR; the remaining claims are subject to a 1% NSR.

A predecessor in interest at the property completed some 10,400 feet of drilling, and on the basis of such work and other exploration had, by 1984, estimated that the "Zeke" deposit contains two million tons of mineralization with an average grade of 0.056 ounces of gold per ton.

During 1994, the Company conducted geophysical surveys and drilled nine holes aggregating 6,800 feet. Through its work, the Company identified new areas of gold mineralization about one mile south of the Zeke deposit, and also identified structurally complex areas that may contain significant alteration and sulfides.

During 1995, the Company drilled 24 reverse-circulation holes, totalling 13,825 feet. As anticipated, gold mineralization was discovered, and several of the drill holes contained intervals exceeding 0.01 ounce per ton of gold. Additional drilling is planned for fiscal 1997.

Ferber
- ------
The Ferber project is located in Elko County, Nevada, approximately 80 miles southeast of Elko, and consists of 98 unpatented mining claims. Royal Gold leases 51 of the claims from Donald Jennings, and Royal Gold located the other 47 claims. The Jennings lease involves advance minimum royalties of $10,000 per year, expiring in February 1998, and a royalty burden of 2% NSR. The Company also has work commitments of $100,000 per year in 1999 and 2000, and $150,000 per year through 2003. In April 1995, five reverse circulation holes were completed totalling 3,020 feet. These holes were drilled to test for mineralization along the southwestern margin of an intrusive where copper and gold are known to occur in skarns. Three of the holes encountered strongly anomalous gold and copper in both the skarn and the intrusive. The presence of such anomalous intervals in the intrusive opens large areas of the district for further exploration. Additional drilling was conducted in October 1995.

Other Exploration Properties
- ----------------------------
During fiscal 1996, the Company acquired control of five additional properties in Nevada and Utah. The Company will continue to acquire and explore other properties, to the extent that the Company believes they have the potential to host major gold deposits. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. (For example, in July 1996, the Company terminated its interest in two properties located in Eureka County, Nevada - the Bob Creek property and the Tub property.) As significant results are generated at any exploration property, the Company will re-evaluate the property, and may substantially increase or decrease the level of expenditures on any particular property.

Sales Contracts
- ---------------
The Company sold 1,500 ounces of gold bullion in fiscal 1996, utilizing one metal trader during the period. The Company maintains trading relationships with a number of metal traders. The Company is currently receiving its net profits interest royalty in-kind. This gold is being held with a view towards sale at a higher gold price.

Competition
- -----------
There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company. In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties, and it also competes with others in efforts to purchase gold royalty interests.

Company Personnel
- -----------------
At August 31, 1996, the Company had ten full-time employees located in Denver, Colorado, and one full-time employee located in Elko, Nevada. The Company's employees are not subject to a union labor contract or collective bargaining agreement.

Consulting services, relating primarily to geologic and geophysical interpretations, and advice with respect to metallurgical, engineering, legal and such other technical matters as may be deemed useful in the operation of the Company's business, are provided by independent consultants and contractors.

Regulation
- ----------
The Company's activities in the United States are subject to various federal, state and local laws and regulations governing prospecting, development, production, labor standards, occupational health, mine safety, control of toxic substances, other matters involving environmental protection, and taxation. The environmental protection laws address, among other things, the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes. There can be no assurances that all the required permits and governmental approvals can be obtained on a timely basis and maintained as required. In 1992, the Company received notice of a response action initiated by the U.S. Forest Service with respect to Goldstripe, but based on information currently available believes that no further action by the Company is likely to be required. Therefore, the Company believes that the response action will not result in any material adverse effect on the Company. See "LEGAL PROCEEDINGS." The Company believes that the property and operations in which it retains interests are currently in material compliance with all applicable laws and regulations.

Foreign Operations
- ------------------
The Company owns a 50% interest in Greek American Exploration Ltd. ("GRAMEX"), a Bulgarian private limited company that has entered into an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration over 700 square kilometers in the Krumovgrad and Ivaylovgrad areas of Bulgaria.

This cancelable agreement is for an initial term of two years, requiring expenditures of $100,000 per year by GRAMEX. The Company has funded its portion of the initial phase of the commitment and plans a modest exploration program in fiscal 1997. The agreement may be extended for an additional two year period, expiring 1999. The Company is obligated to fund 50% of GRAMEX' expenditures.

RISK FACTORS
- ------------
Risks of Passive Ownership
- --------------------------
At present, the Company's principal asset is its interest in the South Pipeline property. The Company's success is dependent on the extent to which South Pipeline proves to be successful and on the extent to which Royal Gold is able to acquire or create other lucrative royalty interests.

The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, unless the Company is able to secure and enforce certain extraordinary rights, it can be expected that the Company will not be in control of basic decisions regarding development and operation of the properties in which the Company may have an interest.

Thus, the Company's strategy of having others operate properties in which it retains a royalty or other passive interest puts the Company generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, and processing, plant and equipment matters, among others. While the Company attempts to obtain contractual rights that will permit the Company to protect its position, there can be no assurance that such rights will be sufficient or that the Company's efforts will be successful in achieving timely or favorable results.

Risks Inherent in the Mining Industry
- -------------------------------------
Mineral exploration and development is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of pit walls or dams; force majeure events; and the risk of injury to persons, property or the environment.

Uncertainty of Reserves and Mineralization Estimates
- ----------------------------------------------------
There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to greater uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Proposed Federal Legislation
- ----------------------------
The U.S. Congress is currently considering a proposed major revision of the General Mining Law, which governs the creation of mining claims and related activities on federal public lands in the United States. Each of the Senate and the House of Representatives has passed a separate bill for mining law revision, and it is possible that a new law could be enacted.
The Company expects that when the new law is effective, it will impose a royalty upon production of minerals from federal lands and will contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent any such new legislation may affect existing mining claims or operations. The effect of any such revision of the General Mining Law on the Company's operations in the United States cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs at Long Valley and at a number of the Company's other exploration properties in Nevada and Utah, each of which is located entirely on federal lands, and such revision could also impair the Company's ability to develop, in the future, any mineral prospects that are located on unpatented mining claims.

Fluctuations in the Market Price of Minerals
- --------------------------------------------
The profitability of gold mining operations (and thus the value of the Company's royalty interests and exploration properties) is directly related to the market price of gold. The market price of gold fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold should drop dramatically, the value of the Company's royalty interests and exploration properties could also drop dramatically, and the Company might not be able to recover its investment in those interests or properties. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce.

      Year                    Gold Price Per Ounce($)
      ----                    ----------------------
                                High            Low
                                ----            ---
      1991                      403             350
      1992                      359             331
      1993                      406             327
      1994                      396             370
      1995                      393             372
      January-June, 1996        416             382

At August 30, 1996, the gold price was $386.45 per ounce. At present, the Company has no hedging programs in place. At June 30, 1996, the Company held 3,128 ounces of gold bullion in inventory. Additionally, at June 30, 1996, the Company had a royalty receivable of 4,199 ounces. The Company would consider hedging programs in the event certain production levels are obtained and maintained, and market conditions justify the economic use of hedging programs.

Environmental Risks
- -------------------
Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies within the gold industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Title to Properties
- -------------------
The validity of unpatented mining claims, which constitute a significant portion of the Company's property holdings in the United States, is often uncertain, and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. The Company has not yet filed a patent application for any of its properties that are located on federal public lands in the United States and, under proposed legislation to change the General Mining Law, patents may be hard to obtain. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

Foreign Operations
- ------------------
The Company's foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, laws or policies of particular countries, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. The Company currently has exploration projects in Bulgaria, and is actively seeking other gold exploration and gold royalty acquisition or development opportunities in several countries, including Australia, Chile, Mexico, Peru, Russia and other republics of the former Soviet Union.


Item 3.  LEGAL PROCEEDINGS

Goldstripe Project
- ------------------
In May 1996, the Forest Service reconfirmed to the Company that its reclamation activities were substantially completed at the Goldstripe property, located in Plumas County California, and that the Forest Service believed that such activities should satisfy all outstanding permit requirements for reclamation, except for ongoing post-reclamation monitoring of water quality. However, it is possible that additional reclamation or water quality monitoring could be required, and that any such requirement could result in additional cost to the Company.

Following cessation of the Company's operations at Goldstripe, and in connection with efforts to obtain funding for reclamation, on August 5, 1992, the U.S. Forest Service notified the Company that it had determined to initiate a response action at the

Goldstripe site, under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), in order to assess the threat of a possible release of cyanide from a processed material residue pile. To date, the only action undertaken by the Forest Service in connection with the response action has been to establish four monitoring wells at the site, at an estimated cost of $27,000. Although not formally related to the response action notice, on October 5, 1992, the Company released $341,000 in cash security for a reclamation bond to fund reclamation to be performed at Goldstripe by the Forest Service. The Company believes, based on oral communications with the Forest Service, that approximately $325,000 of the $341,000 has been spent to date. The Company also believes, based on such communications, and the current status of reclamation at the site, that no additional "response action" or other remediation is likely to be undertaken by the Forest Service under CERCLA or otherwise.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 1996. Annual meeting results will be described in Item 4 to the Company's report that will be filed on Form 10-Q, for the quarter ended December 31, 1996.


                                  PART II
                                  -------
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over the counter market by the National Association of Securities Dealers under the symbol "RGLD." The following table shows the high and low closing sales prices for the Common Stock for each quarter since June 30, 1994.

                                                Sales Prices
                                              ------------------
                                               High        Low
Fiscal Year                                   Closing    Closing
- -----------                                   -------    -------
1995:
  First Quarter (July, Aug., Sept. - 1994)   $  9 1/8    $ 7 1/4
  Second Quarter (Oct., Nov., Dec. - 1994)   $  8 1/4    $ 7 1/2
  Third Quarter (Jan., Feb., March - 1995)   $  8 1/4    $ 5 5/8
  Fourth Quarter (April, May, June - 1995)   $  8 1/4    $ 6 1/2

1996:
  First Quarter (July, Aug., Sept. - 1995)   $  9 3/8    $ 7 7/8
  Second Quarter (Oct., Nov., Dec. - 1995)   $  8 1/2    $ 7 1/2
  Third Quarter (Jan., Feb., March - 1996)   $ 11        $ 8
  Fourth Quarter (April, May, June - 1996)   $ 15 5/8    $11

As of August 30, 1996, there were approximately 3,000 shareholders of record of the Company's common stock.

Dividends
- ---------
The Company has never paid any cash dividends on its Common Stock and does not have any current plans to pay such dividends.


Item 6. SELECTED FINANCIAL DATA

                                     For the Year Ended June 30,
                            ----------------------------------------------
                            1996       1995     1994      1993      1992
Selected Statement of       ----       ----     ----      ----      ----
Operations Data             (Amounts in thousands, except per share data)
                            ----------------------------------------------
Royalty income             $ 3,680   $   470   $   153   $   150   $    -
Exploration expense          1,434     1,485       686       151       111
General and administrative
 expense                     1,204     1,015       753       582       682
Net income (loss)              589    (2,025)   (1,452)     (618)     (638)
Net income (loss)
 per share                 $   .04   $  (.14)  $  (.11)  $  (.06)  $  (.07)


                                             As of June 30,
                              -------------------------------------------
                              1996     1995      1994      1993      1992
                              ----     ----      ----      ----      ----
Selected Balance Sheet Data            (Amounts in thousands)
                             ---------------------------------------------
Total assets               $ 14,063  $10,273   $ 8,183   $ 2,727    $1,877
Working capital (deficit)    11,130    8,723     6,884     1,229      (272)
Long-term obligations           111      117       131       193       453

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------
At June 30, 1996, the Company had current assets of $11,659,000 compared to current liabilities of $530,000 for a current ratio of 22 to 1. This compares to current assets of $8,941,000 and current liabilities of $218,000, at June 30, 1995, resulting in a current ratio of 41 to 1. The Company's current assets include $5,015,000 of marketable securities that consist of U.S. treasury securities with maturities of 15 months or less. The Company's initial cost of these marketable securities was $5,046,406.

During fiscal 1996, liquidity needs were met from: (i) $3,680,000 in revenues from production at the Crescent Pit (of which $2,843,000 is maintained as gold inventory and royalty receivables in gold), (ii) the Company's available cash resources and interest income of $442,000, and (iii) cash receipts from the exercise of options and warrants of $2,896,000. The Company's operating activities utilized approximately $1,711,000 of cash during the fiscal year ended June 30, 1996.

During the year, the Company spent $1,301,000 on its capitalized properties related to the Long Valley property.

The only material commitments of the Company that cannot be terminated at the sole discretion of the Company are (i) the Union Pacific Agreement which requires approximately $75,000 to be spent on exploration during the period July 1, 1996 through December 31, 1996; (ii) employment agreements with four officers, calling for minimum payments of approximately $323,000 through January 1996; and (iii) office lease payments of $427,235 through the lease period ending October 1999.

The Union Pacific Agreement provides that the Company can extend the agreement for three additional terms of 12 months each upon making additional exploration commitments of $375,000, $375,000 and $1,000,000, respectively. (If the Company exercises all of its rights to extend, total exploration expenditures under the agreement are estimated to be $2,375,000 over the full 55-month term, which commenced in 1994.)

The Company anticipates total expenditures for fiscal 1997 for general and administrative expenses to be approximately $1,200,000 and expenditures for exploration and property holding costs to be approximately $1,225,000 (including amounts spent under the Union Pacific Agreement). Development costs at Long Valley are anticipated to be $1,000,000. Exploration and holding cost expenditures include $125,000 for Buckhorn South, $75,000 for the Union Pacific project, $775,000 for the five new properties acquired in fiscal 1996, and $250,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

The Company will continue to explore its remaining properties and intends to acquire new projects, all with a view to enhancing the value of such properties prior to possible farm out to major mining company partners.

The Company's current financial resources and sources of income should be adequate to cover the Company's general and administrative costs for at least the next fiscal year.

The Company anticipates utilizing its $750,000 net deferred tax asset based on the operator's current projection of production at the Crescent Pit. This net deferred tax asset, which includes a valuation allowance of $7,174,000, is evaluated quarterly and could increase based on the production of reserves at South Pipeline, Long Valley or other new discoveries.

RESULTS OF OPERATIONS
- ---------------------
Fiscal Year Ended June 30, 1996 Compared with Fiscal Year Ended June 30, 1995
- -----------------------------------------------------------------------------
For the year ended June 30, 1996, the Company recorded net income of $589,000, or $.04 per share, as compared to a net loss of $2,025,000, or $.14 per share, for the year ended June 30, 1995.
The net income for the current period resulted mainly from the increased royalty revenue related to the Company's interest in the Crescent Pit.

The Company received net profits interest royalty income from the Crescent Pit of $3,045,000 relating to mill-grade material, $444,000 relating to heap leach material, and $258,000 relating to the Company's capped royalty. This was reduced by a unrealized loss on gold inventory of $77,000. Based on the current rate of production, the Crescent Pit mill-grade material will be exhausted by the end of fiscal 1997. It is anticipated that the heap leach material will be mined through fiscal 1998.

Costs of operations increased over the prior year, which related to the payment of Nevada Net Proceeds Tax associated with the increased production.

Consulting revenues and costs of consulting revenues decreased over the prior year primarily because of the termination of one consulting arrangement.

General and administrative expenses of $1,204,000, for the year ended June 30, 1996, increased from those of $1,015,000 for the year ended June 30, 1995, as a result of increased employee compensation and office expenses. General and administrative expenses consist primarily of employee compensation and benefits, office lease expense, office equipment expenses, travel and communication costs.

Exploration costs remained flat at $1,485,000 in fiscal 1995 and $1,434,000 in fiscal 1996 as the Company continued its active exploration program.

Lease maintenance and holding costs increased from $190,000 in fiscal 1995 to $229,000 in fiscal 1996 due to scheduled increased holding costs at Buckhorn South.

Interest and other income was $442,000 in fiscal 1996, up from $386,000 in fiscal 1995, due primarily to increased funds available for investing. At June 30, 1996, the Company had an unrealized loss of $37,000 on its U.S. treasury securities portfolio versus a gain of $76,000 in fiscal 1995 due to the increase in short term interest rates during the year.

Depreciation and amortization increased from $102,000 for fiscal
1995 to $229,000 for fiscal 1996, primarily due to the depletion associated with the Company's capped net smelter return royalty at South Pipeline.

Fiscal Year Ended June 30, 1995 Compared with Fiscal Year Ended June 30, 1994
- -----------------------------------------------------------------------------
For the year ended June 30, 1995, the Company recorded a net loss of $2,025,000, or $.14 per share, as compared to a net loss of $1,452,000, or $.11 per share, for the year ended June 30, 1994.
The net loss for the current period resulted mainly from exploration and ongoing administrative expense after receipt of $470,000 in royalty and other property payments.

Royalty income received from the Crescent Pit for the year included $183,000 in gold from the Company's net profits interest royalty, and $111,000 from the capped NSR royalty. During the current fiscal year, Cortez also recouped $363,000 of the advance minimum royalties ("AMR") previously paid to the Company. At June 30, 1995, the outstanding balance of advance minimum royalties to be recouped was $87,000.

Costs of operations increased over the prior year primarily due to the addition of an operations manager who is located at the Company's field office at the site of Cortez Gold Mines in Nevada, and increased engineering analysis of the resource identified at the South Pipeline Project.

Consulting revenues and costs of consulting revenues increased over the prior year primarily from one consulting arrangement.

General and administrative expenses of $1,015,000, for the year ended June 30, 1995, increased from those of $753,000 for the year ended June 30, 1994, as a result of increased employee compensation. General and administrative expenses consist primarily of employee compensation and benefits, office lease expense, office equipment expenses, travel and communication costs.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     ROYAL GOLD, INC. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS



                                                            PAGE

REPORT OF INDEPENDENT AUDITORS                               28

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                  30
Consolidated Statements of Operations                        32
Consolidated Statements of Stockholders' Equity              33
Consolidated Statements of Cash Flows                        35
Notes to Consolidated Financial Statements                   37

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors
Royal Gold, Inc.:

We have audited the accompanying consolidated balance sheet of Royal Gold, Inc. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. and Subsidiaries as of June 30, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.

Denver, Colorado
August 26, 1996

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors
Royal Gold, Inc.

We have audited the accompanying consolidated balance sheet of Royal Gold, Inc. and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. and Subsidiaries as of June 30, 1995, and the consolidated results of their operations and their cash flows for the years ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles.


Williams, Richey & Co.

Denver, Colorado
August 28, 1995

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          as of June 30, 1996 and 1995



                                     ASSETS


                                                    1996         1995
                                                  ---------    ----------
Current Assets
  Cash and equivalents (including $250,000
    and $2,348,000, respectively, subject
    to repurchase agreements)                   $ 3,308,292  $ 3,424,094
  Marketable securities                           5,015,000    5,011,570
  Receivables
    Trade and other                                 336,162      171,994
    Related party                                         0       35,690
  Royalty receivable in gold                      1,637,573       28,835
  Gold inventory                                  1,205,406      154,238
  Prepaid expenses and other                        131,718       89,907
  Deferred income tax benefit                        25,000       25,000
                                                 ----------    ---------
      Total current assets                       11,659,151    8,941,328

Property and equipment, at cost
  Mineral properties                              1,832,091      554,588
  Furniture, equipment and improvements             756,016      732,666
                                                  ---------    ---------
                                                  2,588,107    1,287,254

 Less accumulated depreciation
   and depletion                                   (931,997)    (703,061)
                                                  ---------     --------
    Net property and equipment                    1,656,110      584,193

Other Assets
  Restricted investments and other                   22,767       22,767
  Deferred income tax benefit                       725,000      725,000
                                                    -------      -------
      Total other assets                            747,767      747,767
                                                 ----------   ----------
Total Assets                                    $14,063,028  $10,273,288
                                                 ==========   ==========


                                  (continued)

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                          as of June 30, 1996 and 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    1996           1995
                                                ---------     ----------
Current Liabilities
  Accounts payable                            $   487,252    $   145,050
  Current portion of note payable                       0         27,866
  Accrued liabilities
    Retirement benefits                            26,400         26,400
    Other                                          15,877         19,161
                                                 --------       --------
      Total current liabilities                   529,529        218,477

Retirement benefit liabilities                    110,549        116,949
Commitments and contingencies
   (Notes 2, 6 & 9)

Stockholders' equity
  Common stock, $.01 par value, authorized
    40,000,000 and 30,000,000 shares,
    respectively; and issued 15,478,152 and
    14,492,962 shares, respectively               154,782        144,930
  Additional paid-in capital                   47,200,643     44,314,602
  Accumulated deficit                         (33,852,502)   (34,441,697)
                                               ----------     ----------
                                               13,502,923     10,017,835

  Less treasury stock, at cost
    (15,986 shares)                               (79,973)       (79,973)
                                               ----------     ----------
      Total stockholders' equity               13,422,950      9,937,862
                                               ----------     ----------
Total liabilities and stockholders' equity    $14,063,028    $10,273,288
                                               ==========     ==========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 1996, 1995 and 1994


                                         1996         1995        1994
                                      ---------   ---------    ---------
Royalty income                       $3,680,145     470,421      152,501
Consulting revenue                       31,544     163,681       30,401

Costs and expenses
  Costs of operations                   371,777     217,109       78,351
  Direct costs of consulting             13,215     108,216       19,175
  General and administrative          1,203,846   1,014,761      752,989
  Exploration                         1,434,264   1,484,599      685,556
  Abandonments and impairments                0           0      749,350
  Lease maintenance and
    holding costs                       274,864     189,921      163,613
  Depreciation and depletion            228,936     102,398       25,518
                                      ---------   ---------    ---------
    Total costs and expenses          3,526,902   3,117,004    2,474,552

    Operating income (loss)             184,787  (2,482,902)  (2,291,650)

Interest and other income               441,728     386,035      142,819
Gain (loss)on marketable securities     (37,320)     75,721      (47,276)
Interest and other expense                    0      (4,075)      (5,431)
                                      ---------   ---------    ---------
Income (loss) before
  income taxes                          589,195  (2,025,221)  (2,201,538)

Income tax benefit                            0           0      750,000
                                      ---------   ---------    ---------
Net income (loss)                   $   589,195 $(2,025,221) $(1,451,538)
                                      =========   =========    =========
  Net income (loss) per share       $      0.04 $     (0.14) $     (0.11)

  Weighted average shares
    outstanding                      14,868,109  14,265,462   12,952,062


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 1996, 1995 and 1994

                                                           Additional
                                     Common Stock            Paid-In
                                   Shares      Amount        Capital
                                ----------   -------       ----------
Balance, June 30, 1993          12,175,932  $121,759      $33,253,062

Issuance of common stock for:
 Exercise of options               133,780     1,338          302,728
  Exercise of warrants             101,000     1,010            5,855
  Private placement              1,425,000    14,250        6,610,750

Issuance of treasury shares
  for lease bonus payment                                       4,500

Net loss for the year
  ended June 30, 1994
                                ----------   -------       ----------
Balance, June 30, 1994          13,835,712   138,357       40,176,895
                                ----------   -------       ----------
Issuance of common stock for:
  Exercise of options              139,750     1,398          314,977
  Exercise of warrants              17,500       175           23,855
  Private placement                500,000     5,000        3,795,000

Issuance of treasury shares
  for lease bonus payment                                       3,875

Net loss for the year
  ended June 30, 1995
                                ----------   -------       ----------
Balance, June 30, 1995          14,492,962   144,930       44,314,602
                                ----------   -------       ----------
Issuance of common stock for:
  Exercise of options               11,190       112           22,521
  Exercise of warrants             974,000     9,740        2,863,520

Net income for the year
  ended June 30, 1996
                                ----------   -------       ----------
Balance, June 30, 1996          15,478,152  $154,782      $47,200,643
                                ==========   =======       ==========
                                  (continued)

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, Continued
                for the years ended June 30, 1996, 1995 and 1994
                                                                 Total
                                                                 Stock-
                                Accumulated   Treasury Stock     holders'
                                  Deficit    Shares   Amount     Equity
                                ----------   ------   -------   ---------
Balance, June 30, 1993        ($30,964,938)  24,186 ($120,973)$ 2,288,910

Issuance of common stock for:
  Exercise of options                                            304,066
  Exercise of warrants                                             6,865
  Private placement                          (6,000)   30,000  6,655,000

Issuance of treasury shares
  for lease bonus payment                    (1,200)    6,000     10,500

Net loss for the year
  ended June 30, 1994           (1,451,538)                   (1,451,538)
                                ----------   ------    ------  ---------
Balance, June 30, 1994         (32,416,476)  16,986   (84,973) 7,813,803
                                ----------   ------    ------  ---------
Issuance of common stock for:
  Exercise of options                                            316,375
  Exercise of warrants                                            24,030
  Private placement                                            3,800,000

Issuance of treasury shares
  for lease bonus payment                    (1,000)    5,000      8,875

Net loss for the year
  ended June 30, 1995           (2,025,221)                   (2,025,221)
                                ----------   ------    ------  ---------
Balance, June 30, 1995         (34,441,697)  15,986   (79,973) 9,937,862
                                ----------   ------    ------  ---------
Issuance of common stock for:
  Exercise of options                                             22,633
  Exercise of warrants                                         2,873,260

Net income for the year
  ended June 30, 1996              589,195                       589,195
                                ----------   ------    ------  ----------
Balance, June 30, 1996        ($33,852,502)  15,986  ($79,973)$13,422,950
                                ==========   ======    ======  ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 1996, 1995 and 1994



                                         1996         1995        1994
                                     -----------  ----------   ---------
Cash flows from operating activities
Net income (loss)                       $589,195 ($2,025,221)($1,451,538)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and depletion        228,936      102,398      25,518
      Unrealized (gain) loss on
        marketable securities            37,320      (75,721)     47,276
      Abandonments and impairments            0            0     749,350
      Increase in deferred tax assets         0            0    (750,000)
      Issuance of common stock
         for services                         0            0      30,000
      Non cash exploration expense            0        8,875      10,500
    (Increase) decrease in:
      Trade and other receivables      (128,478)     (16,980)   (170,128)
      Marketable securities             (40,750)     (38,224) (4,944,902)
      Royalties receivable in gold   (1,608,738)     (28,835)          0
      Gold inventory                 (1,051,168)    (154,238)          0
      Prepaid expenses and other        (41,811)     (24,058)     12,083
      Restricted investments                  0      (10,000)          0
    Increase (decrease) in:
      Accounts payable and
       accrued liabilities              311,052        8,198      69,004
      Retirement and other
       liabilities                       (6,400)     (42,134)     (6,248)
                                      ---------   ----------   ---------
      Total adjustments              (2,300,037)     270,719) (4,927,547)
Net cash provided by (used in)        ---------    ---------   ---------
   operating activities              (1,710,842)  (2,295,940) (6,379,085)
                                      ---------    ---------   ---------

                                   (continued)


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        ROYAL GOLD, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS CASH FLOWS, Continued
                for the years ended June 30, 1996, 1995 and 1994

                                         1996         1995        1994
                                    -----------   ----------   ---------
Cash flows from investing activities
    Proceeds from disposition of:
  Mineral properties                          0            0       2,499
  Capital expenditures for
    property and equipment           (1,300,853)    (363,283)    (35,361)
Net cash provided by (used in)        ---------      -------      ------
  investing activities               (1,300,853)    (363,283)    (32,862)
                                      ---------      -------      ------
Cash flows from financing activities
  Proceeds from issuance of
   common stock                       2,895,893    4,140,405   6,935,931
Net cash provided by                  ---------    ---------   ---------
    financing activities              2,895,893    4,140,405   6,935,931
  Net increase (decrease) in cash     ---------    ---------   ---------
    and equivalents                    (115,802)   1,481,182     523,984

Cash and equivalents at beginning
  of year                             3,424,094    1,942,912   1,418,928
                                      ---------    ---------   ---------
Cash and equivalents at end of year  $3,308,292   $3,424,094  $1,942,912
                                      =========    =========   =========


Supplemental disclosure of cash flow information:

  Interest paid in fiscal 1996, 1995 and 1994 was $0, $10,685, and $0, respectively.

Supplemental disclosure of non-cash activities:

  In 1994, 6,000 shares of treasury stock valued at $30,000 were used as partial payment for commission on a stock placement.


                     The accompanying notes are an integral
                part of these consolidated financial statements.

1.   Operations and Summary of Significant Accounting Policies
     ---------------------------------------------------------
     Operations:

          Royal Gold, Inc. (the "Company" or "Royal Gold"), was incorporated under the laws of the state of Delaware on January 5, 1981, and is engaged in the gold and other precious metals business, primarily through passive and joint ownership arrangements, and is also engaged in the acquisition, exploration, development, and sale of gold properties, and in the acquisition of gold royalty interests. The Company also provides financial, operational, and environmental consulting services to companies serving the mining industry. Substantially all the Company's revenues are and can be expected to be derived from royalty interests rather than mining activity conducted by the Company.

     Summary of Significant Accounting Policies:

          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

          Basis of Consolidation:

               The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its proportionate share of the accounts of unincorporated joint ventures. All significant intercompany transactions and account balances have been eliminated in consolidation.

     Cash Equivalents:

               For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1996, the Company held $250,000 of U.S. government securities under an agreement to resell in July 1996. Due to the short term nature of the agreement, the Company did not take possession of the securities which were instead held in the Company's safekeeping account by FBS Investments Services, Inc. At June 30, 1996, cash equivalents included approximately $1,717,000 of temporary cash investments in an uninsured government securities money market fund.

          Marketable securities:

               Marketable securities are classified as trading and recorded at market value. At June 30, 1996, the Company held U.S. treasury securities in a principal amount of $5,000,000. The Company acquired these securities, with maturities ranging from July 1996 to June 1997, at a cost of $5,046,406. At June 30, 1996, the market value of these securities was $5,015,000. Included in the statement of operations is the net change in unrealized gains and (losses) for the trading securities of $(37,320) and $75,721 for the years ended June 30, 1996 and 1995, respectively.

          Royalties Receivable in Gold:

               Royalties receivable consists of gold held by Cortez, the operator, prior to making in-kind royalty payments. These quarterly in-kind royalty payments are received one month and one day after the production quarter. At June 30, 1996, 4,199 ounces of gold related to the June 30 quarterly production is recorded as a receivable. This gold was received on August 1, 1996. Royal Gold has exposure for any changes in gold price on this receivable between the end of the quarter and the time of receipt.

          Gold Inventory:

               Gold inventory on the balance sheet consists of this refined gold bullion stored in safekeeping by the Company's refiner in Utah. The inventory is carried at market value with unrealized gains or losses included in the results of operations for the period. At June 30,1996, the Company held 3,128 ounces of gold bullion in inventory.

     Mineral Properties:

               Acquisition costs relating to mineral properties with a known mineralization are deferred until the properties are put into commercial production, sold or abandoned. Exploration costs, including an allocation of employee salaries and related costs, are charged to operations when incurred. Mine development costs incurred to develop new ore bodies, to expand or rehabilitate the capacity of operating mines, or to develop areas substantially in advance of production are deferred. For properties placed in production, the related deferred costs are depleted using the units-of-production method over the life of the reserves. Deferred costs applicable to sold or abandoned properties are charged against operations at the time of sale or abandonment of the property. Upon disposition of a portion of a mineral property, including equipment sales, any proceeds are treated as a reduction of the carrying value of the portion of the property retained.
               The recoverability of the carrying value of development projects is evaluated based upon estimated future net cash flows from each property using estimates of contained mineralization expected to be classified as proven and probable reserves upon completion of a feasibility study. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds its estimated future discounted cash flows.

               Management's estimates of gold prices, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term which could adversely affect management's estimate of the net cash flows expected to be generated from properties in operation.

          Office Furniture, Equipment and Improvements:

               The Company depreciates its office furniture, equipment and improvements over estimated useful lives of 3 to 15 years using the straight-line method. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures which increase the life of the asset are capitalized and depreciated over the estimated remaining useful life of the asset. Upon retirement or disposition of office furniture, equipment, or improvements, related gains or losses are recorded in operations.

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

          Net Income or Loss Per Share:

               Net income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during each year. Common stock equivalents have been excluded from the computation since the effect is immaterial or antidilutive.

2. Property and Equipment
   ----------------------
     The net carrying value of the Company's property and equipment consists of the following components at June 30, 1996 and 1995:

                                         1996           1995
                                       ---------     ---------
     Mineral Properties:
       South Pipeline-
            Net Profits Interest      $    -       $     -
       South Pipeline-
       Capped NSR Royalty                  3,831       193,350
       Long Valley                     1,436,981       159,478
       Camp Bird                         120,110       120,110
                                       ---------       -------
                                       1,560,922       472,938

     Office furniture, equipment
          and improvements                95,188       111,255
                                       ---------       -------
        Net property and equipment    $1,656,110    $  584,193
                                       =========       =======

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

     In June 1992, believing that Placer Dome U.S., Inc. ("PDUS"), 60% owner of Cortez Gold Mines ("Cortez"), had withheld material information in connection with a transaction of April 15, 1991, the Company commenced litigation against PDUS in federal court in Colorado. The litigation was settled on September 18, 1992, in an agreement pursuant to which the Company re-acquired a significant new royalty interest in the South Pipeline property.

     Under the agreement, Cortez, as operator, committed to an exploration and development work program. After payback, as defined in the agreement, the Company will receive a 20% net profits royalty or, at its election beginning with production and annually thereafter, an Net Smelter Returns ("NSR") royalty according to a schedule tied to indexed gold prices. The NSR royalty ranges from 2.5% for an indexed price of $350 per ounce to 5.5% for an indexed price in excess of $500 per ounce.
     Under either royalty arrangement, the Company may elect to take its royalty "in-kind."

     The Company will receive advance royalty payments of $150,000 per year, and all such payments are to be recouped by Cortez from production royalty payments.

     If Cortez does not diligently proceed with development of the Project, then the Company may elect to put the Project into production, thereby securing 100% of the working interest therein, subject to granting a 20% production royalty to Cortez identical to the one described above. Royal Gold would then be entitled to use, under a normal tolling arrangement and as available, the Cortez milling facilities in the vicinity, including any to be built for the Pipeline project.

     B.   Long Valley
          -----------
     In April 1989, the Company entered into a joint venture agreement with Standard Industrial Minerals, Inc. ("Standard") to explore and develop a property located in Mono County, California (the "Long Valley Project"). During 1989 and 1990, the Company delineated mineralization (the "South Zone") estimated to host some 2.2 million tons of ore with an average grade of 0.023 ounces of gold per ton. Metallurgical testing and engineering analysis for a heap leach project was completed, and applications for operating permits were filed, but the Company subsequently determined to farm out its interest in Long Valley.

     In November 1993, the Company and Standard amended the joint venture agreement to provide for the Company's option, exercisable through December 31, 1997, to acquire the entirety of Standard's interest at Long Valley upon payment of $1,000,000. Option consideration payments aggregating $125,000 are payable each November of 1993, 1994, 1995 and 1996, with $75,000 of such sum having been paid. Up to $100,000 of such payments (the total of the payments due in 1995 and 1996) are creditable against the option exercise amount.

     The Company has conducted substantial exploratory drilling programs at Long Valley in fiscal 1995 and fiscal 1996, and has discovered additional deposits of gold mineralization.

     Based on the results of the drilling, the Company has determined that a proven/probable reserve exists at the Long
     Valley property as of July 1, 1995.

     C.   Camp Bird Mine

     The Camp Bird Venture (the "Venture") was formed in August
     1986, primarily for the purpose of re-opening the Camp Bird
     Mine, located in Ouray County, Colorado, as a gold and silver mine.

     At June 30, 1996, capitalized costs of $120,110 reflect the Company's ownership of these patented mining claims.
     Management believes these claims are valuable both for their mineral and real estate potential.

3.   Retirement Benefits

     In 1987, the Company's Board of Directors agreed to provide retirement benefits for the remaining lifetime of a former executive officer. At June 30, 1996, the liability of $136,549 represents the net present value of estimated future payments to this former officer.

4.   Income Taxes

     The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at June 30, 1996 and 1995, are as follows:

                                            1996          1995
                                          ---------     ---------
     Net operating loss carryforwards   $ 8,787,000   $ 8,025,000
     Mineral property basis                       0        58,000
     Mineral properties                     265,000             0
     Other                                  135,000       203,000
                                          ---------     ---------
       Total gross deferred tax assets    9,187,000     8,286,000

          Valuation allowance            (7,174,000)   (7,310,000)
                                          ---------     ---------
       Net deferred tax assets            2,013,000       976,000
                                          ---------     ---------
     Gold inventory and receivable         (995,000)      (64,000)
     Mineral property basis                (204,000)            0
     Mineral properties                           0       (41,000)
     Deferred taxable income                (53,000)      (98,000)
     Other                                  (11,000)      (23,000)
                                           ---------    ----------
        Total deferred tax liabilities    (1,263,000)    (226,000)
                                           ---------    ---------
          Total net deferred taxes      $    750,000   $   750,000
                                           =========    ==========

     At June 30, 1996, the Company has approximately $25.1 million of net operating loss carryforwards which, if unused, will expire during the years 2001 through 2011. The Company's ability to generate future taxable income to realize the benefit of its tax assets will depend primarily on the timing and amount of royalty revenue from its South Pipeline net profits interest royalty. Based upon the determination, as of June 30, 1996, of proven gold reserves at the Crescent Pit of the South Pipeline Project (see Note 2.A.), and the production schedule of royalty ore as currently estimated by the mine operator, management has estimated that it is more likely than not that the Company will have some net future taxable income within the net operating loss carryforward period. Accordingly, a valuation allowance against the deferred tax asset has been established such that operating loss carryforwards will be utilized primarily to the extent of estimated future taxable income from the net profits interest royalty and reversals of existing deferred tax liabilities.

     The components of income tax expense (benefit) for the years ended June 30, 1996, 1995 and 1994, are as follows:

                                        1996         1995       1994
                                      --------     --------   --------
          Current tax expense        $    -     $     -     $    -
          Deferred tax (benefit)       136,000    (685,000)  (766,800)
          Increase (decrease) in
            deferred tax asset
            valuation allowance       (136,000)    685,000     16,800
                                       -------     -------    -------
                                     $    -     $     -     $(750,000)
                                       =======     =======    =======

     The provision for income taxes for the years ended June 30, 1996, 1995 and 1994, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss from operations as a result of the following differences:

                                     1996       1995         1994
                                   -------     -------      -------
    Total expense(benefit)
      computed by applying
      statutory rate             $ 200,000   $(689,000)   $(749,000)
    Adjustments of valuation
       allowance                  (227,000)    685,000       16,800
    Other                           27,000       4,000      (17,800)
                                  --------    --------      -------
                                 $    -      $    -       $(750,000)
                                  ========    ========      =======

    Included in the adjustments of valuation allowance is $136,000 related to fiscal 1996 and $91,000 related to fiscal 1995 caused by changes in 1995 taxable temporary differences.

5.     Commitments
       -----------
       Operating Lease
       ---------------
       The Company leases office space under a lease agreement which expires October 31, 1999. Future minimum cash rental payments are as follows:

            Years ending June 30,
            ---------------------
                   1997                    122,300
                   1998                    128,823
                   1999                    132,084
                   2000                     44,028
                                           -------
                                         $ 427,235
                                           =======

       The lease may be terminated at any time after October 31, 1997, upon proper notice and payment of a termination fee equal to the next nine months' ensuing rent.

       Rent expense charged to operations for the years ended June 30, 1996, 1995, and 1994, amounted to $143,300, $122,052 and
       $135,936, respectively. The Company subleased a portion of its premises on a month-to-month basis. The Company recorded sublease rental income of $14,870, $35,831, and $67,280, for the years ended June 30, 1996, 1995 and 1994, respectively.

       In order for the Company to maintain its current exploration and development properties through fiscal 1997, the Company would incur lease maintenance and holding costs of $350,000. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in these properties rather than continue to pay holding costs.

       Employment Agreements
       ---------------------
       The Company has one-year employment agreements with four of its officers which require total minimum future compensation, at June 30, 1996, of $323,000 through January 1997. The terms of each of these agreements automatically extend, every February, for one additional year, unless terminated by the Company or the officer, according to the terms of the agreements.

 6.    Stockholders' Equity
       --------------------
       Preferred Stock:

       The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock.

       Private Placements:

       During fiscal 1994, the Company completed two private placements, for aggregate net proceeds of $6,655,000, from the sales of a total of 1,425,000 shares at prices of $4 and $6 per share.

       During fiscal 1995, the Company completed a private placement for net proceeds of $3,800,000, from the sale of 500,000 shares at $8.00 per share.

       During fiscal 1996, warrants to purchase a total of 974,000 shares were exercised, providing proceeds to the Company of $2,864,000.

       Stock Options and Warrants:

       During fiscal 1990, the Directors Stock Option Plan ("Directors Plan") was adopted and the Company reserved 200,000 shares of common stock for issuance under this Plan. Only non-employee directors are eligible to participate. Options granted under the Directors Plan are exercisable at prices equal to the market value of the Company's common stock at the date of grant. The options are exercisable for a period of five years and terminate three months after the director resigns or is removed from office. During fiscal 1996, no options were exercised. Additionally, options for an additional 30,000 shares were issued during the year. As of June 30, 1996, options are outstanding for 90,000 shares at an average exercise price of $6.49 per share.

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

       During fiscal 1989, an Employee Stock Option Plan ("Employee Plan") was adopted. In December 1994, shareholders approved an amendment increasing the aggregate number of shares available for issuance under the Employee Plan to 2,150,000. Provisions of the Employee Plan provide for the issuance of either incentive or non-qualified stock options or stock appreciation rights. The options are exercisable at prices equal to the market value of the Company's common stock as of the date of grant and, in the event of incentive options, expire ten years after the date of grant. (The non-qualified options expire five years after the date of grant.) There have been no stock appreciation rights granted under the Employee Plan. During fiscal 1996, options were exercised for 5,690 shares for a total of $625.

       The following schedules detail activity related to options and warrants for the years ended June 30, 1993, 1994 and 1995:

                                     Optioned
                                       Shares        Option Prices
                                      ---------      ------------
Options Outstanding, June 30, 1993    1,202,350      0.13 to 3.75
       Granted                           62,500      4.00 to 9.13
       Exercised                       (133,780)     0.13 to 3.75
       Surrendered or expired            (8,600)     0.44
                                      ---------
Options Outstanding, June 30, 1994    1,122,470      0.13 to 9.13
                                      ---------
       Granted                          229,250      7.88
       Exercised                       (139,750)     0.13 to 3.75
                                      ---------
Options Outstanding, June 30, 1995    1,211,970      0.13 to 9.13
                                      ---------
       Granted                          191,000      8.50
       Exercised                        (11,190)     0.13 to 7.88
       Surrendered or expired            (1,810)     7.88
                                       ---------
Options Outstanding, June 30, 1996     1,389,970     0.13 to 9.13
                                       =========

                                      Warranted
                                        Shares       Warrant Prices
                                       ---------     -------------
Warrants Outstanding, June 30, 1993    1,526,000      0.06 to 5.75
       Exercised                        (101,000)     0.06 to 1.28
                                       ---------
Warrants Outstanding, June 30, 1994    1,425,000      0.06 to 5.75
                                       ---------
       Exercised                         (17,500)     0.06 to 1.28
                                        ---------
Warrants Outstanding, June 30, 1995     1,407,500     0.06 to 5.75
                                        ---------
       Exercised                         (974,000)    1.28 to 5.75
                                        ---------
Warrants Outstanding, June 30, 1996       433,500     0.06 to 1.50
                                        =========

       At June 30, 1996, under the Directors and Employee Plans and otherwise, the following options are outstanding:

                    Number of      Exercise              Expiration
                     Shares         Price     Total      Date
                    -------        --------  --------   --------------
                     15,000          2.1875   $2,812     December 1997
                     29,500          4.00    118,000     December 1998
                     10,000          9.125    91,250     April 1999
                     45,000          7.875   354,375     December 1999
                     41,000          8.50    348,500     December 2000
                    902,720           .125   112,840     December 2001
                     15,000          4.00     60,000     December 2003
                    181,750          7.875 1,431,281     December 2004
                    150,000          8.50  1,275,000     December 2005
                  ---------                ---------
                  1,389,970               $3,794,058
                  =========                =========

       Additionally, warrants to purchase the Company's common shares are outstanding, as follows:

         Number of   Exercise                    Expiration
          Shares      Price         Total        Date
          -------    --------      --------     -------------
          150,000       .0625         9,375     February 1997
          283,500      1.50         425,250     July 1997
          -------                   -------
          433,500                 $ 434,625
          =======                   =======

       The shares and exercise prices listed above are generally subject to adjustment in accordance with anti-dilution provisions of each of the warrant agreements.

       Accounting for Stock-Based compensation (SFAS No. 123)
       The Company expects to elect the disclosure alternative proscribed by SFAS No. 123, "Accounting for Stock-Based Compensation," in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretation. Under APB No. 25, no compensation cost is generally recognized for fixed stock options for which the exercise price is not less than the market price of the Company's Common Stock on the grant date. Under the disclosure alternative of SFAS No. 123, the Company will disclose, starting with its 1997 fiscal year, its respective pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation cost for all awards granted by the Company after July 1, 1995.

7.     Major Customers
       ---------------
       In each of fiscal years 1996, 1995, and 1994, $3,680,145,
       $444,411 and $150,000, respectively, of the Company's royalty income was received from the same source. (See Note 2.A.)

8.     Simplified Employee Pension ("SEP") Plan
       ----------------------------------------
       The Company maintains a SEP Plan in which all employees are eligible to participate. The Company contributes a minimum of 3% of an employee's compensation to an account set up for the benefit of the employee. If an employee chooses also to contribute to the SEP Plan through salary reduction contributions, the Company will match such contributions to a maximum of 7% of the employee's salary. During fiscal 1995, the Company contributed a total of $50,271 to the SEP Plan. During fiscal 1996, the Company contributed a total of $59,157 to the SEP Plan.

9.     Contingencies
       -------------
       The Goldstripe Mine was an open pit, heap leach facility located in Plumas County, California. A subsidiary of the Company operated Goldstripe, but discontinued mining operations after the 1989 season. The Company completed required reclamation work on the mine pits and at the plant facility site, and disposed of all major mining and crushing equipment.

       The Forest Service has advised the Company that all outstanding requirements, except for post-reclamation groundwater monitoring, have been satisfied.

       At this time, the Company believes that it will have no further reclamation liability related to the Goldstripe property, unless post-reclamation groundwater monitoring indicates unanticipated migration of residual cyanide into ground or surface waters.

                                 PART III
                                 --------
Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Stanley Dempsey
- ---------------
Age 57; Director Since August 1984; Term Expires 1997
Chairman of the Board and Chief Executive Officer of the Company since April 4, 1988. President and Chief Operating Officer of the Company from July 1, 1987 to April 4, 1988. Consultant to the Company from 1986 to 1987. Member of the Board of Directors of Dakota Mining Corporation, Hazen Research, Inc. and Behre Dolbear and Company, Inc. Prior to 1986, was a Vice President of AMAX, Inc., Greenwich, Connecticut and Sydney and Perth, Australia, and an attorney at law in private practice. (1)

Edwin W. Peiker, Jr.
- --------------------
Age 65; Director Since May 1987; Term Expires 1996
Director. President and Chief Operating Officer of the Company from April 4, 1988, until retirement on February 1, 1992. Vice President of Engineering of the Company from May 1987 to April 4, 1988. From 1983 to 1986, Mr. Peiker was engaged in mineral consulting activities. Mr. Peiker was also a principal in Denver Mining Finance Company from 1984 until 1986. During the period 1966-1983, Mr. Peiker was with the Climax Molybdenum division of AMAX involved in exploration activities worldwide. (1) (2)

John W. Goth
- ------------
Age 69; Director Since August 1988; Term Expires 1997
Director. Director of Development of the Minerals Information Institute and a consultant to the mining industry. Mr. Goth was formerly a senior executive of AMAX, Inc. and a Director of Magma Copper Company. Mr. Goth is a Director of U.S. Gold Corporation, U.S. Zeolites Inc. and Banro Resources Corp. (2) (3)

James W. Stuckert
- -----------------
Age 58; Director Since September 1989; Term Expires 1998
Director. Chairman and CEO of Hilliard Lyons, Inc. Mr. Stuckert is also a Director of Hilliard, Lyons, Inc., DataBeam
Corporation, McBar Medical Industries, and Lawson United
Corporation and a Board Member of the Security Industries
Association.  (2) (3)

Pierre Gousseland
- -----------------
Age 74; Director Since June 1992; Term Expires 1998
Director. Financial Consultant. From 1977 until January 1986, Mr. Gousseland is a director of Guyanor Ressources, S.A., Hanover Gold Company, and SMB North America Inc. Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. Formerly, Director of the French American Banking Corp. of New York, the American International Group, Inc., Union Miniere, S.A. (Belgium), Degussa AG (Germany) and IBM World Trade Europe/Middle East Africa Corporation. Mr. Gousseland has served on the Chase Manhattan and Creditanstaldt (Vienna, Austria) International Advisory Boards and is Past President of the French American Chamber of Commerce in the United States. (3)

S. Oden Howell, Jr.
- -------------------
Age 56; Director Since December 1992; Term Expires 1996 Director. Secretary and Treasurer of H&N Constructors, Inc., a contractor specializing in remodeling and rehabilitation of government facilities. From 1972 until 1988, Mr. Howell was Secretary/Treasurer of Howell & Howell, Inc. He is currently Director of Florafax International, Inc., and Lawson United Corporation.

Merritt E. Marcus
- -----------------
Age 62; Director Since December 1992; Term Expires 1998 Director. President and Chief Executive Officer of Marcus Paint Company, a manufacturer of industrial coatings and Performance Powders, LLC, a manufacturer of industrial powder coatings. Mr. Marcus is also a Director of Lawson United Corporation, and has severed several terms as a Director of National Paint and Coatings Association.

Thomas A. Loucks: Age 47
- ------------------------
Executive Vice President and Treasurer of the Company.  From
August 1985 until August 1988, Mr. Loucks was a Business
Development Analyst with Newmont Mining Company.

Peter B. Babin: Age 42
- ----------------------
Executive Vice President of the Company since July 1, 1995, formerly Senior Vice President from July 1993 through June 30, 1995. From 1989 until 1993, Mr. Babin was a consultant to the Company. From 1986 through 1989, Mr. Babin was Senior Vice President and General Counsel of Medserv Corporation.

Karen P. Gross: Age 42
- ----------------------
Vice President of the Company since June of 1994.  Corporate
Secretary of the Company since 1989.  From 1987 until 1989, Ms.
Gross was the Assistant Secretary to the Company and Executive
Assistant.

(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Compensation Committee

The officers of the Company have one-year employment agreements that renew for an additional year in February each year.

ITEMS 11, 12, and 13

The information called for by Item 11, "Executive Compensation,"
Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," is incorporated by reference to the Company's definitive proxy statement to be filed with respect to the upcoming Annual Meeting of Stockholders to be held December 10, 1996, in Denver, Colorado.


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

          Exhibit
          Number
          ------
           3    (a)  Certificate of Incorporation - Exhibit (b)
                     to the Company's Form 10-K for the fiscal year ended December 31, 1980.

                (b)  Amendment to Certificate of Incorporation -
                     Exhibit (c) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

                (c) Amendment to Certificate of Incorporation dated February 2, 1983 - Exhibit 3 (c) of
                     Registration Statement on Form S-1,
                     Registration No. 2-84642.

                (d)  Amendments to Articles of Incorporation
                     dated May 7, 1987 - Exhibit (xiv) to the
                     Company's Form 10-K  for the year ended
                     June 30, 1987.

                (e)  Amendment to Articles of Incorporation
                     dated February 2, 1988 - Exhibit 3(f) to the Company's Form 10-K for the year ended
                     June 30, 1990.

                (f)  By-Laws - Exhibit (d) to the Company's Form
                     10-K, for the fiscal year ended December
                     31, 1980.

           10   (a)  Employee Stock Option Plan - Exhibit 4(a)
                     to the Company's Form S-8 dated February 6,
                     1990.

                (b) Directors' Stock Option Plan - Exhibit 4(b) to the Company's Form S-8 dated February 6,
                     1990.

                (c)  Lease of premises at 1660 Wynkoop Street,
                     Denver, Colorado, dated November 1, 1989 -
                     Exhibit 10 (c) to the Company's Form 10-K for the year ended June 30, 1990.

                (d) Agreement for Resolution of Disputes and Litigation and for the Formation of the South Pipeline Project, dated September 18, 1992, between Royal Crescent Valley, Inc., and Placer Dome U.S. Inc - Exhibit 10(l) to the Company's Form 10-K for the year ended June 30, 1992.

                (e)  Memorandum of Royalty Interest executed
                     September 18, 1992, by Royal Gold, Inc. and
                     Cortez Gold Mines - Exhibit 10(m) to the
                     Company's Form 10-K for the year ended June
                     30, 1992.

                (f)  Mining Lease and Purchase Option, dated
                     effective August 23, 1993, between Royal
                     Gold, Inc. and Donald K. Jennings, relating to the "Ferb" claims, in Elko County, Nevada - Exhibit 10(o) to the Company's Form 10-K for the year ended June 30, 1993.

                (g) Mining Claim and Purchase Option Agreement, dated effective November 30, 1993, between Standard Industrial Minerals, Inc. and Royal Long Valley, Inc - Exhibit 10(p) to the Company's Form 10-K for the year ended June 30, 1994.

                (h) Option Agreement and Grant of Exploration Rights, dated effective May 1, 1994, between Union Pacific Minerals, Inc. and Royal Gold, Inc - Exhibit 10(q) to the Company's Form 10-K for the year ended June 30, 1994.

                (i) Amendment to Option Agreement and Grant of Exploration Rights between Union Pacific Minerals, Inc. and Royal Gold, Inc., dated effective November 30, 1994, - Exhibit 10(k) to the Company's Form 10-K for the year ended June 30, 1995.

                (j)  Assignment Agreement dated effective
                     December 1, 1994, between Royal Gold, Inc.
                     and Santa Fe Pacific Gold Corporation,
                     relating to the Bob Creek Project -
                     Exhibit 10(l) to the Company's Form 10-K for the year ended June 30, 1995.

                *(k) Second Amendment to Option Agreement and
                     Grant of Exploration Rights between Union
                     Pacific Minerals, Inc. and Royal Gold,
                     Inc., dated effective January 1, 1996.

                *(l) Third Amendment to Option Agreement and
                     Grant of Exploration Rights between Union
                     Pacific Minerals, Inc. and Royal Gold,
                     Inc., dated effective August 15, 1996.

                *(m) Consent of Independent Accountants

                *(n) Consent of Independent Accountants

           21  *(a) The Company and Its Subsidiaries.

(b)   Reports on Form 8-K:

      1.   None.

* - Filed herewith.

                                  EXHIBIT 21

                                  THE COMPANY
                              AND ITS SUBSIDIARIES


ROYAL GOLD, INC. AND SUBSIDIARIES


    Denver Mining Finance Company (1)
    Royal Trading Company (1)
    Calgom Mining Inc. (4)
    Royal Long Valley, Inc. (1)
    Royal Camp Bird, Inc. (1)
    Royal Crescent Valley, Inc. (1)
    Royal Kanaka Creek Corporation (1)
    Environmental Strategies, Inc. (2)
    GRAMEX LTD (3)



(1) Owned 100% by Royal Gold, Inc.
(2) Owned 100% by Denver Mining Finance Company
(3) Owned 50% by Royal Gold, Inc.
(4) Owns a 100% interest in the Goldstripe Project.

                                SIGNATURES
                                ----------

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROYAL GOLD, INC.



Date: September 25, 1996          By:/S/Stanley Dempsey
                                     ------------------
                                     Stanley Dempsey, Chairman,
                                     Chief Executive Officer,
                                        and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 25, 1996          By:/S/Stanley Dempsey
                                     ------------------
                                     Stanley Dempsey, Chairman,
                                      Chief Executive Officer,
                                      and Director


Date: September 25, 1996          By:/S/Thomas A. Loucks
                                     -------------------
                                     Thomas A. Loucks,
                                      Treasurer


Date: September 25, 1996          By:/S/John Skadow
                                     --------------
                                     John Skadow
                                      Controller


Date: September 25, 1996          By: /S/Edwin W. Peiker, Jr.
                                      -----------------------
                                      Edwin W. Peiker, Jr.,
                                      Director


Date: September 25, 1996          By: /S/John W. Goth
                                      ---------------
                                      John W. Goth,
                                      Director


Date: September 25, 1996          By: /S/James W. Stuckert
                                      --------------------
                                      James W. Stuckert,
                                      Director

Date: September 25, 1996          By: /S/Pierre Gousseland
                                      --------------------
                                      Pierre Gousseland,
                                      Director


Date: September 25, 1996          By: /S/Merritt E. Marcus
                                      --------------------
                                      Merritt E. Marcus
                                      Director


Date: September 25, 1996          By: /S/S. Oden Howell, Jr.
                                      ----------------------
                                      S. Oden Howell, Jr.
                                      Director