Form 10-K/A
period 1996-06-30
ROYAL GOLD INC /DE/
filed 1996-10-28
CIK 85535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                   FORM 10-K/A-1

 Annual Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 For The Fiscal Year Ended June 30, 1996.

                            Commission File No. 0-5664

                               ROYAL GOLD, INC.
              (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                             84-0835164
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)             Identification No.)

     1660 Wynkoop Street
 Suite 1000
     Denver, Colorado                            80202-1132
(Address of Principal Executive Officers)  (Zip Code)


                         (303) 573-1660
    (Registrant's Telephone Number, including Area Code)

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

             Documents Incorporated By Reference:  None

ITEM 11.     EXECUTIVE COMPENSATION

The following table reflects all compensation awarded or paid to or earned by the chief executive officer of the Company, and other executive officers of the Company, for the fiscal year ended June 30, 1996.

                   Annual Compensation

Name and         Year                            Other
Principal        Ended                           Annual
Position         June 30    Salary($)   Bonus($) Compensation($)

Stanley Dempsey   1996      185,000     75,000         -
Chairman & Chief  1995      160,000     75,000 (3)     -
 Executive        1994      130,000     50,000         -
 Officer

Thomas A. Loucks  1996      108,000     25,000         -
Executive Vice    1995      105,000     40,000         -
 President        1994       80,000     30,000         -

Karen P. Gross    1996       65,000     18,250         -
Vice President    1995       60,000     20,000         -
 & Corporate      1994       36,000     10,000         -
 Secretary

Peter B. Babin    1996       120,000     45,000        -
Executive Vice    1995       105,000     40,000        -
President         1994        80,000     20,000      28,000

                      Long Term Compensation
                                    Awards               Payouts

Name and        Year         Restricted                        All Other
Principal       Ended        Stock       Options/   LTIP       Compensation
Position        June 30      Awards      SARs(#)    Payouts($) ($)(1)(2)

Stanley Dempsey   1996          -        55,000        -           20,564
Chairman & Chief  1995          -        60,000        -           18,987
 Executive        1994          -          -           -            5,338
 Officer

Thomas A. Loucks  1996          -        20,000        -           10,291
Executive Vice    1995          -        39,000        -           10,553
 President        1994          -           -          -            1,086

Karen P. Gross    1996          -        20,000        -            7,128
Vice President    1995          -        22,500        -            6,804
 & Corporate      1994          -           -          -            1,204
 Secretary

Peter B. Babin    1996          -        30,000        -           14,235
Executive Vice    1995          -        39,000        -           12,638
 President        1994          -           -          -            2,284


(1) Each of the named individuals is currently employed pursuant to an employment agreement that provides for salary and benefits continuation for one full year following involuntary termination of employment, or for one full year following voluntary termination of employment after a "change in control" event.

(2) Amounts stated in column reflect dollar value of payments made under the Company's SARSEP Plan, as described below under "Pension Plans," group term life insurance premiums paid on behalf of named individuals, to provide death benefit equivalent to 100% of annual salary; and value of long-term disability insurance premiums paid on behalf of named individuals.

(3) Mr. Dempsey applied $36,396.16 of his 1995 bonus to the repayment of the loan he received from the Company in 1993, as explained in Item 13, herein.

Option Grants or Repricings in Last Fiscal Year

     During the fiscal year ended June 30, 1996, 150,000 stock options were awarded to employees of the Company. Of those 150,000 stock options, officers of the Company were awarded a total of 125,000 stock options. No stock appreciation rights were awarded to any of the officers of the Company, and no existing options held by any of the officers of the Company were repriced by the Company.

     The following table sets forth certain information on option grants in fiscal 1996 to the named executive officers.


                        Individual Grants
                    Number of    % of Total
                    Securities   Options
                    Underlying   Granted to    Exercise
                    Options      Employees in  Price      Expiration
Name                Granted (#)  Fiscal Year   ($/share)  Date


Stanley Dempsey     43,236 (1)    28.8%        $8.50     December 7, 2000
                    11,764 (2)     7.8%        $8.50     December 7, 2005

Thomas A. Loucks     8,236 (1)     5.5%        $8.50     December 7, 2000
                    11,764 (2)     7.8%        $8.50     December 7, 2005

Karen P. Gross       8,236 (1)     5.5%        $8.50     December 7, 2000
                    11,764 (2)     7.8%        $8.50     December 7, 2005

Peter B. Babin      18,236 (1)    12.2%        $8.50     December 7, 2000
                    11,764 (2)     7.8%        $8.50     December 7, 2005

                           Potential Realizable
                              Value at
                           Assumed Annual Rates
                              of Stock Price
                           Appreciation for Option
Name                                Term

                              5%      10%

Stanley Dempsey            294,008  745,075
Thomas A. Loucks           106,912  270,936
Karen P. Gross             106,912  270,936
Peter B. Babin             160,368  406,404
___________________

1.  Non-incentive stock options granted.

2.  Incentive stock options granted.

Option Exercises and Year-End Values

     The table below sets forth information regarding the deemed value of options exercised by officers during the year ended June 30, 1996, and the deemed value of options held by such persons at June 30, 1996. At June 30, 1996, and at the date of this Proxy Statement, no shares of Common Stock acquired by officers of the Company as a result of the prior exercise of stock options were sold; all remaining shares acquired as a result of the exercise of stock options continue to be held by such officers.


                                                           Value of
                                              Number of     Unexercised
                  Shares                     Unexercised   In-the-Money
                 Acquired on   Value         Options Held  Options Held
Name              Exercise (#)  "Realized"($) at FY-End (#) at FY-End ($)

Stanley Dempsey        2,000    $ 19,500(1)   463,000(2)    6,019,000(3)
Thomas A. Loucks       5,000    $ 47,500(4)   330,720(2)    4,299,360(3)
Karen P. Gross          ---         ---        98,500(2)    1,280,500(3)
Peter B. Babin        15,000    $151,895(5)    279,000(2)    3,627,000(3)

(1) Based on difference between exercise price ($0.125/share) and closing "bid" price as reported on NASDAQ, on the dates of exercise (2,000 shares at $9.875/share).

(2) Of the total of 1,171,220 options, 109,708 non-incentive stock options (NSOs) are exercisable through December 6, 1999, at $7.875/share; 46,720 incentive stock options
          (ISOs) are currently exercisable through December 4, 2000, at $0.125/share; 77,944 NSOs are currently exercisable through December 7, 2000, at $8.50/share; 839,000 ISOs are currently exercisable through December 21, 2001, at $0.125/share; 50,792 ISOs are exercisable through December 6, 2004, at $7.875/share; and 47,056 ISOs are currently exercisable through December 7, 2005, at $8.50/share.

(3) Value calculated based on closing "bid" price at June 30, 1996, as reported on NASDAQ, of $13.00/share.

(4) Based on difference between exercise price ($0.125/share) and closing "bid" price as reported on NASDAQ, on the date of exercise (5,000 shares, at $9.625/share).

(5) Based on difference between exercise price ($0.125/share) and closing "bid" price as reported on NASDAQ, on the date of exercise (15,000 shares, at $10.25/share).

Compensation To Directors

          During fiscal 1995, each non-employee director of the Company received an annual fee of $6,000 for service as a director, and fees of $500 for each meeting of the Board that any such director attended. At a meeting of the Board of Directors in December 1995, it was recommended and approved that each non-employee director of the Company receive an annual fee of $12,000 for service as a director.

Employment Contracts

          Each officer of the Company identified in the Summary Compensation Table is employed pursuant to an employment contract providing for salary at current salary levels. Each of the employment contracts is renewable, for a term of 12 months, in February 1997. Pursuant to each of the employment contracts, salary and benefits are to be continued for 12 months following such employee's involuntary termination, or following such employee's voluntary termination after a "change in control" event. A change in control event, as defined in the employment contracts, will occur if: (1) continuing directors no longer constitute at least two-thirds of the directors constituting the

Board; (2) any person or group becomes the beneficial owner, directly or indirectly, of 40% or more of the Company's outstanding Common Stock; (3) approval by the Company's Stockholders of the merger or consolidation of the Company with any other corporation, unless the continuing directors in office immediately prior to such event constitute at least two-thirds of the directors constituting the board of directors of the surviving corporation; or (4) at least two-thirds of the continuing directors in office immediately prior to any other action taken or proposed by the Company's Stockholders or by the Board determines that such action constitutes a change of control of the Company and such action is taken.

Board Compensation Committee Report on Executive Compensation

          The Compensation Committee of the Board of Directors (the "Committee") is responsible for setting and administering the policies that govern the compensation for the executive officers of the Company. The Committee is comprised of three outside directors appointed annually by the Board of Directors.

          The primary objectives of the Company's executive compensation program are: to attract and retain key executives who are critical to the long-term success of the Company, to provide an economic framework that will motivate executives to achieve goals consistent with the Company's business strategy, to reward performance that benefits all Stockholders, and to provide a compensation package that recognizes individual results and contributions to the overall success of the Company.

          The Committee's policy objectives are to pay base salaries that are competitive with those paid by comparable companies in the mining industry and bonuses when individual performance or other circumstances warrant special recognition.

          The Committee is responsible for considering specific information when reviewing salary levels, as outlined in the Company's Business Plan, and when making recommendations to the full Board. When reviewing individual performance of officers of the Company, the Committee also takes into account the view of the Company's Chairman and Chief Executive Officer. At the end of each year, the Committee evaluates each individual officer's performance in order to determine whether to recommend the payment of bonuses and/or options and, if so, the amount of each such bonus and/or option.

          In making recommendations concerning executive compensation, the Committee reviews individual executive compensation, individual performance, corporate performance, stock price appreciation, and total return to Stockholders for the Company. The salary levels of the Company's executives and officers are usually established by the Board of Directors at its June meeting.

          The Committee also reviews and approves stock option awards, under the Company's Employee Stock Option Plan. The purpose of stock option awards is to provide key employees with an incentive to continue as employees of the Company over a long term, and to align such employees' long range interests with those of the Stockholders by providing the opportunity of having an equity interest in the Company, i.e., to receive compensation based on an increase in the Company's Common Stock price. The Committee grants stock option awards based on salary, level of responsibility and performance. All stock options are granted with an exercise price equal to the market price of the Common Stock on the date of grant. Incentive Stock Options (ISO) vest
in one year and have a 10-year term.   Non-Incentive Stock
Options (NSO) vest on the date of grant and have a 5-year term. During the fiscal year ended June 30, 1996, options to acquire 125,000 shares were awarded to officers of the Company and options to acquire 25,000 shares were awarded to employees of the Company who are not officers and/or directors.

          Chief Executive Officer. In evaluating the performance and setting the compensation of the Chairman and Chief Executive
Officer, the Committee meets without the Chairman and Chief
Executive Officer being present. In fiscal 1996, the Committee took particular note of the continued strong performance of the Company. The Committee believes that the Chairman and Chief Executive Officer, as well as the other officers of the Company, are strongly motivated and are dedicated to the growth of the Company and to increasing stockholder value. Because of the leadership provided by the Chairman and other officers of the Company, and the appreciation of the Company's share price and market capitalization during the past fiscal year, the Committee felt that bonuses should be awarded and salaries increased for the officers of the Company. Therefore, in fiscal 1996, bonuses totaling $177,500 were awarded. Salaries were increased for certain officers of the Company effective July 1, 1996.

This Report has been provided by the Compensation Committee:

John W. Goth, Chairman, James W. Stuckert, and Pierre Gousseland

Pension Plans

          In fiscal 1994, the Company established a variation of a Simplified Employee Pension ("SEP") Plan, known as a Salary Reduction/Simplified Employee Pension Plan ("SARSEP").
Management chose this Plan because of regulatory compliance simplicity, avoidance of significant administrative expense, availability of substantial tax-advantaged investment opportunities, and relative freedom from significant vesting or other limitations. Under this Plan, the Company may contribute to a designated IRA account, on an annual basis, up to 15% of each employee-participant's base compensation. Each such contribution would, within limits, be a deductible expense to the Company; would be free of federal income taxation as to the employee; and would be subject to continuing investment, on a tax-deferred basis, until assets are actually distributed to the employee. All employees of Royal Gold are eligible to participate in the SEP Plan.

Performance Graph

          The following graph compares the cumulative total stockholder return on Royal Gold's Common Stock with the cumulative total return of two other stock market indices:
Standard and Poor's 500 Index and Standard and Poor's Gold Mining
Index.

                 CUMULATIVE TOTAL SHAREHOLDER RETURN CHART

                       6/30/91   6/30/92  6/30/93  6/30/94 6/30/95 6/30/96

Royal Gold              $100      $200    $1,100   $2,167  $2,200  $3,467
S&P 500 Index           $100      $113    $  129   $  131  $  165  $  208
S&P Gold Mining Index   $100      $ 91    $  139   $  133  $  139  $  148


(i) S & P 500 Index. Represents the return an investor would have secured (assuming reinvestment of all dividends) on the basis of an investment of $100 in the 500 equity issues that make up the Standard and Poor's 500 Index.

(ii) S & P Gold Mining Index. Represents the return an investor would have secured (assuming reinvestment of all dividends) on the basis of an investment of $100 in the five equity issues that make up the Standard and Poor's Gold Mining Index (Echo Bay Mines Ltd., Homestake Mining Company, Newmont Gold Company, Placer Dome Inc. and Santa Fe Pacific Gold Corporation).

(iii) The material in this chart is not "soliciting material," is not deemed "filed" with the Commission, and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT


Name and Address       Number of Shares of Common Stock               Percent
of Beneficial          Beneficially     Subject to:                   of
Owners                 Owned       Options (a) Warrants (b) Total (c) Class

Stanley Dempsey (d)     495,167     463,000     15,000      973,167    6.3
Royal Gold, Inc.
1660 Wynkoop Street
Suite 1000
Denver, Colorado  80202

Edwin W. Peiker, Jr. (e)  455,178    17,500     15,000     487,678    3.1
Royal Gold, Inc.
1660 Wynkoop Street
Suite 1000
Denver, Colorado  80202

John W. Goth                   15,000    15,000      -0-        30,000    *
1536 Cole Boulevard
Suite 320
Golden, Colorado  80401

Pierre Gousseland              32,500    10,000      -0-        42,500    *
4 Lafayette Court
Suite 1B
Greenwich, Connecticut 06836

Name and Address       Number of Shares of Common Stock               Percent
of Beneficial          Beneficially     Subject to:                   of
Owners                 Owned       Options (a) Warrants (b) Total (c) Class

James W. Stuckert       1,560,874    15,000     80,000   1,655,874   10.7
Hilliard, Lyons, Inc.
P.O. Box 32760
Louisville, Kentucky  40232

Merritt E. Marcus        396,243     17,500     20,000     433,743    2.8
Marcus Paint Company
235 East Market Street
Louisville, Kentucky  40202

S. Oden Howell, Jr.       529,680     15,000     30,000     574,680    3.7
H&N Constructors, Inc.
2603 Grassland Drive
Louisville, Kentucky  40299

Thomas A. Loucks          147,278     330,720    57,500     535,498    3.5
Royal Gold, Inc.
1660 Wynkoop Street
Suite 1000
Denver, Colorado  80202

Peter B. Babin           150,250     279,000     3,000      432,250    2.8
Royal Gold, Inc.
1660 Wynkoop Street
Suite 1000
Denver, Colorado  80202

Karen P. Gross            19,650      98,500       -0-      118,150       *
Royal Gold, Inc.
1660 Wynkoop Street
Suite 1000
Denver, Colorado  80202

All Directors &        3,801,820   1,261,220   220,500    5,283,540   34.1
 Officers as a
 Group (10 persons)

Name and Address       Number of Shares of Common Stock               Percent
of Beneficial          Beneficially     Subject to:                   of
Owners                 Owned       Options (a) Warrants (b) Total (c) Class

Cortez Gold Mines        790,765      -0-         -0-       790,765    5.1
c/o Placer Dome U.S. Inc.
One California Avenue
Suite 2500
San Francisco, CA  94111

Societe Generale       1,725,000       -0-        -0-     1,725,000   11.1
37, rue du Rocher
75008 Paris, France
__________________

*           Less than 1% ownership of the Company's Common Stock.

(a) See "Compensation of Directors and Executive Officers -- Option Exercises and Year End-Values."

(b) The warrants have a weighted average exercise price of $1.30.

(c) The amounts shown in the table reflect all shares beneficially owned, including shares subject to outstanding warrants and stock options that are exercisable within sixty (60) days of the date of this Form 10-K/A-1.

(d) The amount shown in the table reflects shares beneficially owned by Mr. Dempsey and members of his immediate family. Members of Mr. Dempsey's family beneficially own 138,400 shares of Common Stock. Mr. Dempsey disclaims beneficial ownership of these 138,400 shares of Common Stock.

(e) The amount shown in the table reflects shares beneficially owned by Mr. Peiker and members of his immediate family. Members of Mr. Peiker's family beneficially own 15,600 shares of Common Stock. Mr. Peiker disclaims beneficial ownership of these 15,600 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In October 1993, the Compensation Committee recommended, and the Board of Directors determined, to award Mr. Dempsey a bonus of $25,000 and authorized the Company to extend a loan to

Mr. Dempsey in the amount of $75,000. The proceeds of the bonus and loan were used to defray an alternative minimum tax incurred by Mr. Dempsey in connection with his exercise of an incentive stock option in December 1992. The loan accrued interest at the market rate of 4% and was payable in December 1994. On December 6, 1994, the Board of Directors approved the recommendation of the Compensation Committee that Mr. Dempsey receive a bonus of $75,000, and that $40,000 of such bonus be applied against the outstanding loan balance. The remaining balance of the loan, in the amount of $35,000 plus interest, was extended to December 31, 1995. On December 7, 1995, the Board of Directors approved the recommendation of the Compensation Committee that Mr. Dempsey receive a bonus of $75,000, and that $36,396.16 of such bonus be applied against the outstanding loan balance. There is no remaining balance of the loan.



            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROYAL GOLD, INC.


Date: October 28, 1996            By:/S/Stanley Dempsey
                                     Stanley Dempsey, Chairman,
                                     Chief Executive Officer,
                                        and Director