Form 10-Q
period 1996-09-30
ROYAL GOLD INC /DE/
filed 1996-11-14
CIK 85535

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                                            OUTSTANDING AT
      CLASS OF COMMON STOCK                 NOVEMBER 6, 1996
         $.01 PAR VALUE                    15,480,166 SHARES

                              ROYAL GOLD, INC.

                                   INDEX

                                                            PAGE

PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

          Consolidated Balance Sheets ...................  3-4

          Consolidated Statements of Operations .........    5

          Consolidated Statements of Cash Flows .........  6-7

          Notes to Consolidated Financial
             Statements ..................................   8

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................  12

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K .............. 15

SIGNATURES ................................................ 16

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                            -----------------------
                                            September 30, June 30,
                                                1996        1996
                                            _______________________

Current Assets
    Cash and equivalents                   $  2,320,419 $ 3,308,292
    Marketable securities                     5,004,375   5,015,000
    Receivables
      Trade and other                           108,687      336,162
    Royalties receivable in gold              2,545,037    1,637,573
    Gold inventory                            2,810,685    1,205,406
    Prepaid expenses and other                  134,090      131,718
    Deferred income tax benefit                  25,000       25,000

      Total current assets                   12,948,293   11,659,151
                                             ----------   ----------
Property and equipment, at cost
    Mineral properties                        2,414,153    1,832,091
    Furniture, equipment and improvements       770,214      756,016
                                              ---------    ---------
                                              3,184,367    2,588,107
                                              ---------    ---------
Less accumulated depreciation,
    depletion and amortization                 (946,987)    (931,997)
                                             -----------  ----------
      Net property and equipment              2,237,380    1,656,110
                                             -----------  ----------
Other Assets
    Restricted investments and other             22,767       22,767
    Deferred income tax benefit                 725,000      725,000
                                             ----------    ---------
      Total other assets                        747,767      747,767
                                             ----------    ---------

                                            $15,933,440  $14,063,028
                                             ==========   ==========


                The accompanying notes are an integral part of
                  these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30, June 30,
                                                1996        1996
                                          -------------------------
Current Liabilities
    Accounts payable                     $    742,587  $   487,252
    Accrued liabilities
      Post retirement benefits                 26,400       26,400
      Other                                    60,537       15,877

         Total current liabilities            829,524      529,529
                                          -----------   -----------

Post retirement benefit liabilities           109,149      110,549
Commitments and contingencies
    (Note 4)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued 15,496,152 and 15,478,152
      shares, respectively                    154,962      154,782
    Additional paid-in capital             47,206,588   47,200,643
Accumulated deficit                       (32,286,810) (33,852,502)
                                         ------------  ------------
                                           15,074,740   13,502,923

Less treasury stock, at cost
    (15,986 and 15,986 shares,
      respectively)                           (79,973)     (79,973)
                                         ------------  -----------
      Total stockholders' equity           14,994,767   13,422,950
                                         ------------   ----------

                                         $ 15,933,440 $ 14,063,028
                                           ==========   ==========


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                          For the three months ended
                                                September  30,
                                         ----------------------------

                                                1996        1995
                                         ----------------------------

Royalty income                           $ 2,508,685   $   710,814
Consulting revenues                            2,000         1,000

Costs and expenses
    Costs of operations                      166,967        48,584
    General and administrative               400,262       279,324
    Direct costs of consulting revenues            0           942
    Exploration                              280,648       464,540
    Lease maintenance and holding costs      191,080       143,168
    Depreciation and depletion                14,989        46,631
                                          ----------     ---------
       Total costs and expenses            1,053,946       983,189
                                          ----------     ---------
       Operating income (loss)             1,456,739      (271,375)

Interest and other income                    100,401       103,873
Gain (loss) on marketable securities           8,531        (2,301)
Interest expense                                 -            -

       Net income (loss)                 $ 1,565,671   $  (169,533)
                                           =========     =========


       Net income (loss) per share       $      0.10   $     (0.01)
                                           =========     =========


       Weighted average shares
         outstanding                      15,469,568     14,481,509
                                          ==========     ==========



              The accompanying notes are an integral part of
                   these consolidated financial statements.

                      ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                          For the three months ended
                                                 September 30,

                                          --------------------------
                                                1996        1995
                                          --------------------------
Cash flows from operating activities
    Net income (loss)                       $ 1,565,671  $ (169,533)
                                             ----------   ---------

Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
    Depreciation and depletion                   14,989      46,631
    (Gain) loss on marketable securities         (8,531)      2,031
  (Increase) decrease in:
    Trade and other receivables                 227,475    (161,204)
    Marketable securities                        19,156     (25,781)
    Royalties receivable in gold               (907,464)   (475,494)
    Inventory                                (1,605,279)    (28,835)
    Prepaid expenses and other                   (2,372)      4,489
  Increase (decrease) in:
    Accounts payable and accrued liabilities    299,995     387,892
    Post retirement liabilities                  (1,400)     (1,600)
                                             ----------    --------
Total Adjustments                            (1,963,431)   (251,871)
                                             ----------    --------
Net cash provided by (used in) operating
    activities                                 (397,760)   (421,404)
                                             ----------    --------

Cash flows from investing activities
      Capital expenditures for
      property and equipment                   (596,260)   (450,002)
                                             ----------    --------
Net cash provided by (used in) investing
    activities                                 (596,260)   (450,002)
                                             ----------    --------

                                (Continued)




              The accompanying notes are an integral part of
                  these consolidated financial statements.

                       ROYAL GOLD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)



                                          For the three months ended
                                                 September 30,
                                          --------------------------

                                                1996        1995
                                          --------------------------

Cash flows from financing activities

Proceeds from issuance of common stock   $     6,147    $ 1,162,410
                                          ----------     ----------
Net cash provided by (used in) financing
    activities                                 6,147      1,162,410
                                          ----------     ----------
Net increase (decrease) in cash and
    equivalents                             (987,873)       291,004
                                          ----------     ----------
Cash and equivalents at beginning
    of period                              3,308,292      3,424,094
                                          ----------     ----------

Cash and equivalents at end of period    $ 2,320,419    $ 3,715,098
                                          ==========     ==========








               The accompanying notes are an integral part of
                  these consolidated financial statements

                               ROYAL GOLD, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1996.

1. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following components at September 30, 1996, and June 30, 1996:

                                    September 30,          June 30,
                                        1996                 1996
                                    -------------     -------------
   Mineral Properties:
     South Pipeline-
     Net Profits Interest         $      -            $      -
     South Pipeline-
       Capped Royalty                    -                  3,831
     Long Valley                    2,019,043           1,436,981
     Camp Bird                        120,110             120,110
                                   ----------          ----------
                                    2,139,153           1,560,922

   Office furniture, equipment
      and improvements                 98,227              95,188
                                   ----------          ----------
   Net property and equipment      $2,237,380          $1,616,110
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

    A.   SOUTH PIPELINE (CRESCENT VALLEY)

         The South Pipeline property is a claim block containing sediment-hosted gold deposits located in Lander County, Nevada. Pursuant to an agreement dated September 18,

                           ROYAL GOLD, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


         1992, the Company holds a 20% net profits interest in this project. Production is continuing at the Crescent Pit portion of the project, while the remainder of the project is in the exploration and development stage. Cortez Gold Mines ("Cortez") is the project operator.

         Cortez began mining at the Crescent Pit, which is located on a small portion of the South Pipeline property, in June 1994. In September 1994, sufficient quantities of mill-grade oxide ore had been accumulated to start processing and gold production. Mill-grade oxide ore from the Crescent Pit is being processed at the Cortez Mill.

         Production of heap leach material from the Crescent Pit began in August 1995. This heap leach material consists of oxide ore averaging 0.022 ounces per ton. Additionally, ore is being stockpiled for future processing.

         During the quarter ended September 30, 1996, Cortez milled 189,000 tons of oxide material from the Crescent Pit. This material had an average grade of 0.202 ounces of gold per ton and yielded 34,902 ounces of gold. Additionally 10,286 ounces of gold were produced from the Crescent Pit heap leach operation.

    B.   SOUTH PIPELINE - CAPPED ROYALTY

         In October 1994, the Company purchased an additional royalty interest on the South Pipeline project from Western Mining Corporation for $275,000. The royalty interest was equivalent to a 0.75 percent net smelter return production royalty, capped at $375,000. During the quarter, the Company received its final $5,200 on this royalty and has now received all amounts payable from this royalty.

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

                               ROYAL GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


         time, involves annual option consideration payments which would total $125,000, if all four such payments were made. Up to $100,000 of the payments (namely, the payments that would be made in 1995 and 1996) may be credited against the option exercise amount.

     D.  CAMP BIRD

         At September 30, 1996, capitalized costs of $120,000 represent the Company's ownership of patented mining claims. Management believes that these claims have value for their mineral potential as well as the real estate.


2.     INCOME TAXES

       At June 30, 1996, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $25.1 million. If not used, the net operating loss carryforwards will expire during the years 2001 through 2011.

       During the current quarter, the Company sustained a tax loss from operations which added to its net operating loss carryforward position.

       Based upon the determination of proven gold reserves at the Crescent Pit of the South Pipeline Project, management has estimated that is more likely than not that the Company will have some net future taxable income within the net operating loss carryforward period and has established a $750,000 deferred tax asset.


3.     ROYALTIES RECEIVABLE IN GOLD

       At September 30, 1996, 6,617 ounces of gold related to the September 30 quarterly production is recorded as a receivable. This gold was received on November 1, 1996. Royal Gold has exposure for any changes in gold price on this receivable between the end of the quarter and the time of receipt.

                               ROYAL GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


4.     INVENTORY

       Gold inventory on the balance sheet consists of refined gold bullion stored in safekeeping by the Company's refiner in Utah. The inventory is carried at market value with unrealized gains or losses included in the results of operations for the period. At September 30, 1996, the Company held 13,996 ounces of gold bullion in inventory.


5.     CONTINGENCIES

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

       The U.S. Forest Service has advised the Company that all outstanding reclamation at its Goldstripe project site, except for post-reclamation groundwater monitoring, has been satisfied.


6.     GENERAL

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the financial statements and the notes included in the Company's audited consolidated financial statements as of June 30, 1996.

       The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company's primary business strategy is to create and acquire royalty and other carried ownership interests in gold mining properties through exploration and development activity (and subsequent transfer of the operating interest in the subject properties to other firms), and through the direct acquisition of such interests. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

At September 30, 1996, the Company had a working capital surplus of $12,118,769. Current assets were $12,948,293, compared to current liabilities of $829,524, for a current ratio of 16 to 1. This compares to current assets of $11,659,151, and current liabilities of $529,529, at June 30, 1996, resulting in a current ratio of 22 to 1. The Company is now receiving its full 20% net profits royalty interest from both mining units at the Crescent Pit.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, and the issuance of common stock. During the first quarter of fiscal 1997, the Company earned $2,545,037 in royalties from its net profits interest at South Pipeline. This $2,545,037 is comprised of $1,840,715 related to mill-grade material and $704,322 from heap leach ore from the Crescent Pit. The Company earned $100,401 in interest income on its cash and marketable securities portfolio. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months, has an adjusted cost basis of $5,004,718, and had a market value, at September 30, 1996, of $5,004,375.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. The Company has continued to explore its properties and anticipates continued exploration activities for the remainder of the year. The Company's long-term viability is ultimately dependent upon the successful development and operation of the Company's mineral interests. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any such property, the Company will reevaluate the property and may substantially increase or decrease the level of expenditures on that particular property.

Based on current rates of production at the Crescent Pit and Cortez' mine plan, production at the Crescent Pit will continue through calendar year 1997. The mining that is currently underway has been designed to remove the higher grade material first and some stockpiling of mill ore has occurred. Based on this approach to mining, the average production grade at the Crescent Pit will decrease over its life.

The Company anticipates total general and administrative expenses for fiscal 1997 for to be approximately $1,200,000, of which $400,000 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $1,225,000, of which $472,000 has been spent. Development expenditures at Long Valley are estimated at $1,000,000, of which $596,0000 has been spent. Because of the seasonal nature of the Company's activities, development, exploration and holding costs are disproportionately incurred during the quarter ended September 30. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

The Company anticipates utilizing its $750,000 net deferred tax asset during fiscal 1997, based on the operator's current projection of production at the Crescent Pit.

                             ROYAL GOLD, INC
              ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO THE QUARTER
ENDED SEPTEMBER 30, 1995

For the quarter ended September 30, 1996, the Company reported net income of $1,565,671, or $.10 per share, as compared to a net loss of $169,533, or $.01 per share, for the quarter ended September 30, 1995.

Royalty income for the current quarter of $2,508,685, compared to $710,814 for the quarter ended September 30, 1995, relates to Royal Gold's interest in the South Pipeline property. The increase is attributable to higher throughput at the mill and Royal received its full 20% net profits interest on heap leach ore in the current quarter. The heap leach mining unit was in payback during this quarter, last year.

General and administrative costs of $400,262 for the current quarter have increased from $279,324 for the quarter ended
September 30, 1995, primarily because of expenditures incurred for the pending application to relist the Company's common stock on the Nasdaq National Market System, and increased compensation and office expenses.

Exploration expenditures of $280,648 for the quarter ended
September 30, 1996, decreased from $464,540 for the quarter ended
September 30, 1995, primarily because during the quarter last year, the Company drilled extensively at Buckhorn South. In the current quarter, the Company's focused on developing the Long Valley project, which is capitalized.

Lease maintenance and holding costs increased from $143,168 for the quarter ended September 30, 1995, to $191,080 for the quarter ended September 30, 1996, due to increased advance minimum royalties on two properties.

Depreciation, depletion and amortization decreased from $46,631 for the quarter ended September 30, 1995, to $14,989 for the quarter ended September 30, 1996, primarily due to depletion expense related to the South Pipeline Project capped royalty.

Interest income remained flat at $103,873 for the quarter ended
September 30, 1995, and $100,401 for the quarter ended September
30, 1996.

                        PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended September 30, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: November 14, 1996    By:  /s/ Stanley Dempsey
                                -------------------------
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer


Date: November 14, 1996    By:  /s/ Thomas A. Loucks
                                -------------------------
                                Thomas A. Loucks
                                Treasurer
                                (chief financial officer)