Form 10-Q
period 1996-12-31
ROYAL GOLD INC /DE/
filed 1997-02-14
CIK 85535

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


                   COMMISSION FILE NUMBER 0-5664


                          ROYAL GOLD, INC.
       ----------------------------------------------------
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                     84-0835164
       ------------------------------        ----------------
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                   SUITE 1000
               1660 WYNKOOP STREET
                 DENVER, COLORADO                  80202-1132
       --------------------------------------       --------
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

             YES  X                              NO
                 ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
     CLASS OF COMMON STOCK                 FEBRUARY 1, 1997
     ---------------------                 -----------------
         $.01 PAR VALUE                    15,666,626 SHARES

                         ROYAL GOLD, INC.

                               INDEX

                                                            PAGE

PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

          Consolidated Balance Sheets ...................  3-4

          Consolidated Statements of Operations .........  5-6

          Consolidated Statements of Cash Flows .........  7-8

          Notes to Consolidated Financial
             Statements ..................................    9

    Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
            Operations ...................................  14

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ..............  21

SIGNATURES ................................................  22


Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially include, among others, decisions and activities of Cortez regarding the Crescent Pit, Pipeline and South Pipeline, unanticipated grade, geological metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delayed in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS


                                              December 31,       June 30,
                                                 1996              1996
                                             ------------     -----------
Current Assets
    Cash and equivalents                     $  2,145,940     $  3,308,292
    Marketable securities                       5,003,422        5,015,000
    Receivables
      Trade and other                              91,448          336,162
    Royalties receivable in gold                2,075,608        1,637,573
    Gold inventory                              3,713,131        1,205,406
    Prepaid expenses and other                    124,956          131,718
    Deferred income tax benefit                    25,000           25,000
                                             ------------      -----------
      Total current assets                     13,179,505       11,659,151
                                             ------------      -----------
Property and equipment, at cost
    Mineral properties                          3,457,455        1,832,091
    Furniture, equipment and improvements         779,328          756,016
                                              -----------       ----------
                                                4,236,783        2,588,107
                                              -----------       ----------
Less accumulated depreciation,
    depletion and amortization                   (958,324)        (931,997)
                                              -----------       ----------
      Net property and equipment                3,278,459        1,656,110
                                              -----------       ----------
Other Assets
    Restricted investments and other               22,767           22,767
    Deferred income tax benefit                   725,000          725,000
                                              -----------       ----------
      Total other assets                          747,767          747,767
                                              -----------       ----------

                                             $ 17,205,731     $ 14,063,028
                                              ===========       ==========






            The accompanying notes are an integral part of
               these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY


                                            December 31,          June 30,
                                                1996                 1996
                                            -----------        -----------
Current Liabilities
    Accounts payable                     $      624,466      $     487,252
    Accrued liabilities
      Post retirement benefits                   26,400             26,400
      Other                                     254,359             15,877
                                            -----------        -----------
            Total current liabilities           905,225            529,529
                                            -----------        -----------

Post retirement benefit liabilities             107,349            110,549
Commitments and contingencies
    (Note 4)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued 15,616,652 and 15,478,152
      shares, respectively                      156,167            154,782
    Additional paid-in capital               47,284,028         47,200,643
Accumulated deficit                         (31,171,865)       (33,852,502)
                                            -----------        -----------
                                             16,268,330         13,502,923
                                            -----------        -----------
Less treasury stock, at cost
    (15,026 and 15,986 shares,
      respectively)                             (75,173)           (79,973)
                                            -----------        -----------
      Total stockholders' equity             16,193,157         13,422,950
                                            -----------        -----------
                                           $ 17,205,731       $ 14,063,028
                                            ===========        ===========







           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                              For the three months ended
                                                     December  31,
                                          -------------------------------
                                              1996                1995
                                          -----------         -----------
Royalty income                           $ 2,101,584         $    504,809
Consulting revenues                           10,585               24,544

Costs and expenses
    Costs of operations                      173,040               65,966
    General and administrative               391,424              327,747
    Direct costs of consulting revenues        4,731               12,173
    Exploration                              478,147              434,710
    Lease maintenance and holding costs       13,702               15,571
    Depreciation and depletion                11,338               42,437
                                          ----------           ----------
          Total costs and expenses         1,072,382              898,604
                                          ----------           ----------
          Operating income (loss)          1,039,787             (369,251)

Interest and other income                     75,876              111,810
Gain (loss) on marketable securities            (719)             (11,206)
                                          ----------           ----------
          Net income (loss)              $ 1,114,944          $  (268,647)
                                          ==========           ==========

Net income (loss) per share              $      0.07          $     (0.02)
                                          ==========           ==========

 Weighted average shares outstanding      15,516,606           14,687,226











           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                               For the six months ended
                                                     December 31,
                                               -------------------------
                                                   1996          1995
                                                ----------    ----------
Royalty income                                 $ 4,610,269    $ 1,215,623
Consulting revenues                                 12,585         25,544

Costs and expenses
    Costs of operations                            340,007        114,550
    General and administrative                     791,686        607,071
    Direct costs of consulting revenues              4,731         13,115
    Exploration                                    758,795        899,250
    Lease maintenance and holding costs            204,782        158,739
    Depreciation and depletion                      26,327         89,068
                                                ----------     ----------
                Total costs and expenses         2,126,328      1,881,793
                                                ----------     ----------
                Operating income (loss)          2,496,526       (640,626)
                                                ----------     ----------
Interest and other income                          176,277        215,683
Gain (loss) on marketable securities                 7,812        (13,507)
Interest expense                                         0         (1,359)
                                                ----------      ---------
                Net income (loss)              $ 2,680,615     $ (439,809)
                                                ==========      =========

            Net income (loss) per share        $      0.17     $    (0.03)
                                                ==========      =========

Weighted average shares outstanding             15,493,087     14,584,992












          The accompanying notes are an integral part of
              these consolidated financial statements.
                                  6

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               For the six months ended
                                                     December 31,
                                               ---------------------------
                                                  1996             1995
                                               ----------       ----------
Cash flows from operating activities
    Net income (loss)                         $ 2,680,615      $  (439,809)


Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
    Depreciation and depletion                     26,327           89,068
    (Gain) loss on marketable securities           (7,812)          13,507
    Noncash exploration expense                    13,520                0
  (Increase) decrease in:
    Trade and other receivables                   244,714           37,313
    Marketable securities                          19,390          (58,948)
    Royalties receivable in gold                 (438,035)        (427,267)
    Inventory                                  (2,507,725)        (149,585)
    Prepaid expenses and other                      6,762            7,324
  Increase (decrease) in:
    Accounts payable and accrued liabilities      375,696          183,875
    Post retirement liabilities                    (3,200)          (3,200)
                                               ----------       ----------
Total Adjustments                              (2,270,363)        (307,913)
                                               ----------       ----------
Net cash provided by (used in) operating
    activities                                    415,052         (747,722)
                                               ----------       ----------

Cash flows from investing activities
      Capital expenditures for
      property and equipment                   (1,648,676)      (1,071,316)
                                               ----------       ----------
Net cash provided by (used in) investing
    activities                                 (1,648,676)      (1,071,316)
                                               ----------       ----------


                             (Continued)





          The accompanying notes are an integral part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)



                                               For the six months ended
                                                     December 31,
                                              ---------------------------
                                                1996           1995
                                             ----------        ----------
Cash flows from financing activities

Proceeds from issuance of common stock   $       76,072       $ 1,175,170
Net cash provided by (used in) financing     ----------        ----------
    activities                                   76,072         1,175,170
                                             ----------        ----------

Net increase (decrease) in cash and
    equivalents                              (1,162,352)         (643,868)
                                             ----------        ----------
Cash and equivalents at beginning
    of period                                 3,308,292         3,424,094
                                             ----------        ----------
Cash and equivalents at end of period       $ 2,145,940       $ 2,780,226
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

The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

1.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following components at December 31, 1996, and June 30, 1996:

                                      December 31,         June 30,
                                         1996                1996
                                     ------------       ------------
 Mineral Properties:
        South Pipeline-
          Net Profits Interest        $     -             $     -
        South Pipeline-
          Capped Royalty                    -                  3,831
        Long Valley                    3,062,345           1,436,981
        Camp Bird                        120,110             120,110
                                      ----------          ----------
                                       3,182,455           1,560,922

 Office furniture, equipment
      and improvements                    96,004              95,188
                                      ----------          ----------
   Net property and equipment         $3,278,459          $1,656,110
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

    Cortez began mining at the Crescent Pit, which is located on a small portion of the South Pipeline property, in June 1994. In September 1994, sufficient quantities of mill-grade oxide ore had been accumulated to start processing and Cortez commenced production of gold. Mill-grade oxide ore from the Crescent Pit is being processed at the Cortez Mill.

    Production of heap leach material from the Crescent Pit began in August 1995. This heap leach material consists of oxide ore averaging 0.022 ounces per ton. Additionally, ore is being stockpiled for future processing.

    During the quarter ended December 31, 1996, Cortez milled 179,000 tons of oxide material from the Crescent Pit. This material had an average grade of 0.222 ounces of gold per ton and yielded 34,924 ounces of gold. In addition, Cortez produced 6,212 ounces of gold from the Crescent Pit heap leach operation.

    B.   SOUTH PIPELINE - CAPPED ROYALTY

    In October 1994, the Company purchased an additional royalty interest on the South Pipeline project from Western Mining Corporation for $275,000. The royalty interest was equivalent to a 0.75 percent net smelter return production royalty, capped at $375,000. The Company has received all amounts payable from this royalty.

    C. LONG VALLEY

       The Long Valley Property, a development stage project in Mono County, California, is subject to an agreement between the Company and Standard Industrial Minerals, Inc. Pursuant to the agreement, the Company is entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property, upon payment of $1,000,000. The Option Agreement, which is terminable by the Company at any time, involves annual option consideration payments which would total $125,000, if all four such payments were made. Up to $100,000 of the payments (namely, the payments that were made in 1995 and 1996) may be credited against the option exercise amount.

       D.      CAMP BIRD

       At December 31, 1996, capitalized costs of $120,000 represent the Company's ownership of patented mining claims. Management believes that these claims have value for their mineral potential as well as for the real estate value.


2.     INCOME TAXES

       At June 30, 1996, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $25.1 million. If not used, the net operating loss carryforwards will expire during the years 2001 through 2011.

       During the first six months of fiscal 1997, the Company sustained a tax loss from operations which added to its net operating loss carryforward position.

       Based upon the determination of proven gold reserves at the Crescent Pit of the South Pipeline Project, management has estimated that is more likely than not that the Company will have some net future taxable income within the net operating loss carryforward period and has established a $750,000 deferred tax asset.


3.     ROYALTIES RECEIVABLE IN GOLD

       At December 31, 1996, 5,636 ounces of gold related to the December 31 quarterly production is recorded as a receivable. This gold was received on February 3, 1997. Royal Gold has exposure with respect to this receivable to any change in the gold price between the end of the quarter and the actual receipt of gold. For the December 31 quarter, the Company recorded a loss of $46,000 related to this receivable, because of a decrease in the gold price.


4.     INVENTORY

       Gold inventory on the balance sheet consists of refined gold bullion stored in safekeeping by the Company's refiner in Utah. The inventory is carried at market value with unrealized gains or losses included in the results of operations for the period. For the December 31 quarter, the Company recorded a loss of $124,000 related to its gold inventory. At December 31, 1996, the Company held 9,994 ounces of gold bullion in inventory.


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

At December 31, 1996, the Company had a working capital surplus of $12,274,280. Current assets were $13,179,505, compared to current liabilities of $905,225, for a current ratio of 15 to 1. This compares to current assets of $11,659,151, and current liabilities of $529,529, at June 30, 1996, resulting in a current ratio of 22 to 1. The Company is now receiving its full 20% net profits royalty interest from both mining units at the Crescent Pit.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, and the issuance of common stock. During the second quarter of fiscal 1997, the Company earned $2,271,652 in royalties from its net profits interest at South Pipeline. This $2,271,652 is comprised of $1,921,509 related to mill-grade material and $350,143 from heap leach ore from the Crescent Pit. The Company earned $75,876 in interest income on its cash and marketable securities portfolio. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months, has an adjusted cost basis of $5,004,484, and had a market value, at December 31, 1996, of $5,003,422.

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

On January 10, 1997, Placer Dome U.S. Inc. ("PDUS"), the 60% owner and operator of Cortez Gold Mines, notified the Company that it has updated the reserves and mineralization at South Pipeline. Set forth below are charts showing the reserves and gold deposits that have been defined at the South Pipeline property as of December 31, 1996:

                         Proven and Probable Reserves (1)
                              December 31, 1996

                                      Average
                          Tons         Grade       Contained
                       (millions)   (oz Au/ton)    Oz Au (2)
                        --------     ---------     --------
South Pipeline Property
  Crescent Pit:
    Mill Grade Ore (3)    0.86        0.113         97,500
    Heap Leach Ore (3)    0.77        0.026         19,800

  South Pipeline Deposit:
    Mill Grade Ore (3)   20.20        0.094      1,899,000
    Heap Leach Ore (3)   26.91        0.022        592,000

--------------------------------
(1) "Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
        "Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
         "Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
(2) Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed recovery rates are 84% for Crescent Pit mill-grade ore, 86% for South Pipeline mill-grade ore, and 50% for heap leach material. During fiscal 1996, Cortez actually recovered 87.7% of the assayed head grade of the Crescent Pit mill-grade ore, and 64% of the assayed head grade of the Crescent Pit heap leach material.
(3) Amounts shown represent 100% of the reserves. The Company holds a 20% net profits interest in this property.

                            Gold Deposits/Mineralization (1)
                                  December 31, 1996

                                              Average
                              Tons             Grade
                           (millions)       (oz Au/ton)
                            --------         ---------
South Pipeline Project (2)    36.87             0.033
   (excluding Deep Zone)

Deep Zone (2)(3)               2.16             0.177


The decrease in reserves at the Crescent Pit for the calendar year 1996 is primarily attributable to production during the calendar year.

PDUS has informed the Company that it has made a preliminary determination of the mine plan at Cortez, including the Crescent Pit, for calendar year 1997. This plan indicates that, in addition to processing Crescent Pit ore at the Cortez mill, PDUS will process some of the stockpiled Crescent Pit ore at the new Pipeline mill. With this increase in mill availability, it is possible that mining and milling at the Crescent Pit will be essentially completed by mid-year of calendar year 1997, with some Crescent Pit heap leach production continuing through the remainder of calendar year 1997. If the mining and milling of Crescent Pit material is advanced as indicated by Cortez' initial 1997 mine plan, the Company may receive larger-than-expected royalty payments during the second half of fiscal 1997.


---------------------------------
(1) Gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicate a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.
(2) Amounts shown represent 100% of the deposits. The Company holds a 20% net profits interest in this property.
(3) The Deep Zone is that portion of the South Pipeline deposit, located below the bottom of the currently "optimized" South Pipeline Pit, which is potentially mineable by underground mining methods. Cortez is currently evaluating the Deep Zone.
PDUS will be revising its reserve and mineralization estimates for South Pipeline by mid-year to reflect the results of drilling completed in calendar year 1996, and will revise its mine plan accordingly.

The Company anticipates that total general and administrative expenses for fiscal 1997 will be approximately $1,400,000 (revised from $1,200,000, as disclosed in the 6/30/96 Form 10-K), of which $792,000 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $1,225,000, of which $964,000 has been spent. Development expenditures at Long Valley are estimated at $1,800,000 (revised from $1,000,000, as disclosed in the 6/30/96 Form 10-K), of which $1,625,000 has been spent. This increase in expenditures at Long Valley is due to encouraging results from drilling activity. Because of the seasonal nature of the Company's activities, development, exploration and holding costs are disproportionately incurred during the six months ended December
31. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.


RESULTS OF OPERATIONS
---------------------
FOR THE QUARTER ENDED DECEMBER 31, 1996, COMPARED TO THE QUARTER
ENDED DECEMBER 31, 1995

For the quarter ended December 31, 1996, the Company reported net income of $1,114,944, or $.07 per share, as compared to a net loss of $268,647, or $.02 per share, for the quarter ended December 31, 1995.

Royalty income for the current quarter of $2,101,584, compared to $504,809 for the quarter ended December 31, 1995, relates to Royal Gold's interest in the South Pipeline property. The increase is attributable to higher throughput at the mill and to the fact that Royal Gold received its full 20% net profits interest on heap leach ore for the entirety of the current quarter. The heap leach mining unit was in payback during the prior year quarter.

Costs of Operations increased to $173,040 for the quarter ended December 31, 1996, compared to $65,966 for the quarter ended December 31, 1995 primarily because of the levy of Nevada Net Proceeds Tax on the higher revenues from the Crescent Pit.

General and administrative costs of $391,424 for the current quarter have increased from $327,747 for the quarter ended December 31, 1995, primarily because of expenditures incurred for the pending application to relist the Company's common stock on the Nasdaq National Market System, professional fees, and increased compensation and office expenses.

Exploration expenditures of $478,147 for the quarter ended December 31, 1996, increased from $434,710 for the quarter ended December
31, 1995, primarily because of increased activity on Union Pacific Resources ground in the State Line Diamond District of
Colorado/Wyoming.

Depreciation, depletion and amortization decreased from $42,437 for the quarter ended December 31, 1995, to $11,388 for the quarter ended December 31, 1996, primarily due to depletion expense related to the cessation of revenues from the South Pipeline Project capped royalty.

Interest income decreased from $111,810 for the quarter ended
December 31, 1995, to $75,876 for the quarter ended December 31,
1996, due to decreased cash available for investing.


FOR THE SIX MONTHS DECEMBER 31, 1996, COMPARED TO THE SIX MONTHS
ENDED DECEMBER 31, 1995

For the six months ended December 31, 1996, the Company reported net income of $2,680,615, or $.17 per share, as compared to a net loss of $439,809, or $.03 per share, for the six months ended
December 31, 1995.

Year to date royalty income of $4,610,269, compared to $1,215,623 for the prior year, relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving its full 20% net profits interest for the six months ended December 31, 1996. The increase is attributable to higher throughput at the Cortez mill and the fact that Royal Gold received its full 20% net profits interest on heap leach ore for the entirety of the current period. The heap leach mining unit was in payback during the prior year period.

Costs of Operations increased to $340,007 for the six months ended December 31, 1996, compared to $114,550 for the six months ended
December 31, 1995, primarily because of the levy of Nevada Net
Proceeds Tax on the higher revenues from the Crescent Pit.

General and administrative costs of $791,686 for the six months ended December 31, 1996 have increased from $607,071 for the six months ended December 31, 1995, primarily because of expenditures incurred for the pending application to relist the Company's common stock on the Nasdaq National Market System, professional fees, and increased compensation and office expenses.

Exploration expenditures of $758,795 for the six months ended
December 31, 1996, decreased from $899,250 for the six months ended December 31, 1995, primarily due to a higher level of exploration activity at the Ferber and Buckhorn South properties in the prior year period.

Lease maintenance and holding costs increased from $158,739 for the six months ended December 31, 1995, to $204,782 for the six months ended December 31, 1996, due to the escalating holding costs at the Company's exploration properties.

Depreciation, depletion and amortization decreased from $89,068 for the six months ended December 31, 1995, to $26,327 for the six months ended December 31, 1996, primarily due to depletion expense related to the decreased revenues from the South Pipeline Project capped royalty.

Interest and other income decreased from $215,683 for the six months ended December 31, 1995, to $176,277 for the six months ended December 31, 1996, primarily due to the lower level of funds available for investment.

                   PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------
    (a)  Exhibits
         --------
         None.

    (b)  Reports on Form 8-K
         -------------------
         None.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: February 14, 1997    By:  /s/ Stanley Dempsey
                                -------------------
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer




Date: February 14, 1997    By:  /s/ Thomas A. Loucks
                                --------------------
                                Thomas A. Loucks
                                Treasurer
                                (chief financial officer)