Form 10-Q
period 1997-03-31
ROYAL GOLD INC /DE/
filed 1997-05-12
CIK 85535

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

             YES  X                              NO
                 ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               OUTSTANDING AT
      CLASS OF COMMON STOCK                     MAY 1, 1997
      ---------------------                    ---------------
         $.01 PAR VALUE                       15,779,276 SHARES

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

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K .............. 19

SIGNATURES ................................................ 20


Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially include, among others, decisions and activities of Cortez regarding the Crescent Pit, Pipeline and South Pipeline, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors. Most of these factors are beyond the Company's ability to predict or control.
The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          ------------------------------
                                              March 31,       June 30,
                                                1997           1996
                                          ------------------------------

Current Assets
    Cash and equivalents                   $  4,382,677     $  3,308,292
    Marketable securities                     4,998,135        5,015,000
    Receivables
      Trade and other                           371,890          336,162
    Royalties receivable in gold              1,010,993        1,637,573
    Gold inventory                            1,997,651        1,205,406
    Prepaid expenses and other                  164,404          131,718
    Deferred income tax benefit                  25,000           25,000
                                             ----------       ----------
      Total current assets                   12,950,750       11,659,151
                                             ----------       ----------
Property and equipment, at cost
    Mineral properties                        3,609,454        1,832,091
    Furniture, equipment and improvements       803,833          756,016
                                             ----------       ----------
                                              4,413,287        2,588,107
                                             ----------       ----------
Less accumulated depreciation,
    depletion and amortization                 (970,359)        (931,997)
                                             ----------       ----------
      Net property and equipment              3,442,928        1,656,110
                                             ----------       ----------
Other Assets
    Restricted investments and other             22,767           22,767
    Deferred income tax benefit                 725,000          725,000
                                             ----------       ----------
      Total other assets                        747,767          747,767
                                             ----------       ----------

                                           $ 17,141,445     $ 14,063,028
                                             ==========       ==========






            The accompanying notes are an integral part of
               these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY
                                          -------------------------------
                                                  March 31,  June 30,
                                                   1997        1996
                                          -------------------------------
Current Liabilities
    Accounts payable                     $    363,666      $     487,252
    Accrued liabilities
      Post retirement benefits                 26,400             26,400
      Other                                    66,956             15,877
                                           ----------         ----------
          Total current liabilities           457,022            529,529
                                           ----------         ----------

Post retirement benefit liabilities           105,749            110,549
Commitments and contingencies
    (Note 5)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued 15,779,302 and 15,478,152
      shares, respectively                    157,793            154,782
    Additional paid-in capital             47,377,014         47,200,643
Accumulated deficit                       (30,880,960)       (33,852,502)
                                           ----------         ----------
                                           16,653,847         13,502,923
                                           ----------         ----------
Less treasury stock, at cost
    (15,026 and 15,986 shares,
      respectively)                           (75,173)           (79,973)
                                           ----------         ----------
      Total stockholders' equity           16,578,847         13,422,950
                                           ----------         ----------
                                          $17,141,445       $ 14,063,028
                                           ==========         ==========







           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                           For the three months ended
                                                   March  31,
                                           ---------------------------
                                             1997              1996
                                           ---------------------------

Royalty income                           $ 1,010,504       $  807,300
Consulting revenues                            3,000            3,000

Costs and expenses
    Costs of operations                      107,689           57,902
    General and administrative               375,650          306,361
    Direct costs of consulting revenues        1,065                0
    Exploration                              282,830          286,162
    Lease maintenance and holding costs       58,668          114,548
    Depreciation and depletion                12,035           53,107
                                          ----------       ----------
          Total costs and expenses           837,937          818,080
                                          ----------       ----------
          Operating income (loss)            175,567           (7,780)
                                          ----------       ----------
Interest and other income                    118,955          136,999
Gain (loss) on marketable securities          (3,615)              31
                                          ----------       ----------
Pre-tax income                               290,907          129,250
                                          ----------       ----------
Income tax expense                                 0                0
                                          ----------       ----------
                 Net income               $  290,907       $  129,250
                                          ==========       ==========

          Net income per share            $     0.02       $     0.01
                                          ==========       ==========

 Weighted average shares outstanding      15,688,623       14,745,831









           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                               For the nine months ended
                                                       March 31,
                                                ----------------------------
                                                     1997            1996
                                                ----------------------------

Royalty income                                  $ 5,620,773      $ 2,022,923
Consulting revenues                                  15,585           28,544

Costs and expenses
    Costs of operations                             447,696          172,452
    General and administrative                    1,167,336          913,432
    Direct costs of consulting revenues               5,796           13,115
    Exploration                                   1,041,625        1,185,412
    Lease maintenance and holding costs             263,450          273,287
    Depreciation and depletion                       38,362          142,175
                                                  ----------      ----------
                  Total costs and expenses         2,964,265       2,699,873
                                                  ----------       ---------
                  Operating income (loss)          2,672,093        (648,406)

Interest and other income                           295,232          352,682
Gain (loss) on marketable securities                  4,197          (13,476)
                                                 ----------       ----------
Pre-tax income (loss)                             2,971,522         (309,200)
                                                 ----------       ----------
Income tax expense                                        0                0
                                                 ----------       ----------
                 Net income (loss)              $ 2,971,522      $  (309,200)
                                                 ==========       ==========

                   Net income (loss) per share  $      0.19      $     (0.02)

Weighted average shares outstanding              15,557,314       14,671,572









          The accompanying notes are an integral part of
              these consolidated financial statements.
                                  6

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               For the nine months ended
                                                       March 31,
                                                   ------------------------
                                                        1997        1996
                                                   -------------------------
Cash flows from operating activities
    Net income (loss)                               $2,971,522   $ (309,200)

Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
    Depreciation and depletion                          38,362     142,175
    (Gain) loss on marketable securities                (4,197)     13,476
    Noncash exploration expense                         13,520           0
  (Increase) decrease in:
    Trade and other receivables                        248,728      (3,290)
    Marketable securities                               21,062     (58,948)
    Royalties receivable in gold                       626,580    (285,437)
    Inventory                                         (792,245)   (826,366)
    Prepaid expenses and other                        (317,142)    (44,646)
  Increase (decrease) in:
    Accounts payable and accrued liabilities            (72,507)   (26,875)
    Post retirement liabilities                         (4,800)     (4,800)
                                                    ----------  ----------
Total Adjustments                                     (242,639) (1,094,711)

Net cash provided by (used in) operating            ----------  ----------
    activities                                       2,728,883  (1,403,911)
                                                    ----------  ----------

Cash flows from investing activities
      Capital expenditures for
      property and equipment                        (1,825,180) (1,112,359)

Net cash provided by (used in) investing            ----------  ----------
    activities                                      (1,825,180) (1,112,359)
                                                    ----------  ----------


                             (Continued)





          The accompanying notes are an integral part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)



                                                 For the nine months ended
                                                         March 31,
                                                ---------------------------
                                                       1997        1996
                                                ---------------------------
Cash flows from financing activities

Proceeds from issuance of common stock          $   170,682    $ 2,895,885

Net cash provided by (used in) financing         ----------     ----------
    activities                                      170,682      2,895,885
                                                 ----------     ----------

Net increase (decrease) in cash and
    equivalents                                   1,074,385        379,615
Cash and equivalents at beginning
    of period                                     3,308,292      3,424,094
                                                 ----------     ----------
Cash and equivalents at end of period           $ 4,382,677    $ 3,803,709
                                                  =========     ==========
























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

The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

1.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following components at March 31, 1997, and June 30, 1996:

                                        March 31,           June 30,
                                          1997                1996
                                       ----------          ----------
      Mineral Properties:
        South Pipeline-
          Net Profits Interest        $     -             $     -
        South Pipeline-
          Capped Royalty                    -                  3,831
        Long Valley                    3,214,344           1,436,981
        Camp Bird                        120,110             120,110
                                       ----------         ----------
                                        3,334,454          1,560,922
                                       ==========         ==========
    Office furniture, equipment
      and improvements                    108,474             95,188
                                       ----------         ----------
    Net property and equipment         $3,442,928         $1,656,110
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

    A.   SOUTH PIPELINE (CRESCENT VALLEY)

    The South Pipeline property is located on the GAS claim block containing sediment-hosted gold deposits located in Lander County, Nevada. Pursuant to an agreement dated September 18, 1992, the Company holds a 20% net profits interest in this project. Production is continuing at the Crescent Pit portion of the project, while the remainder of the project is in the exploration and development stage. Cortez Gold Mines
    ("Cortez") is a joint venture of Placer Cortez Inc. and Kennecott Exploration (Australia) Ltd. Placer Domes U.S. Inc. ("PDUS") is the operator of the joint venture.

    Cortez began mining at the Crescent Pit, which is located on a small portion of the GAS claims, in June 1994. In September 1994, sufficient quantities of mill-grade oxide ore had been accumulated to start processing and Cortez commenced production of gold. Initially, mill-grade oxide ore from the Crescent Pit was processed at the Cortez Mill. In March 1997, the new Pipeline mill, was commissioned and began processing mill-grade ore from the Crescent Pit.

    Production of heap leach material from the Crescent Pit began in August 1995. This heap leach material consists of oxide ore averaging 0.022 ounces per ton.

    At March 31, 1997, 376,000 tons of mill-grade material with an average grade of 0.084 opt and 592,900 tons of heap leach material with an average grade of 0.023 opt were stockpiled for future processing.

    During the quarter ended March 31, 1997, Cortez milled 335,000 tons of oxide material from the Crescent Pit. This material had an average grade of 0.118 ounces of gold per ton and yielded 34,656 ounces of gold. This material was processed at both the Cortez mill and the new Pipeline Mill. The Pipeline mill was commissioned in March and, during the month ended March 31, 1997, that facility processed 168,000 tons of Crescent Pit material with an average grade of 0.078 opt. In addition, during the quarter ended March 31, 1997, Cortez produced 3,748 ounces of gold from the Crescent Pit heap leach operation. Processing of Crescent Pit mill-grade ore should be completed by mid-June of this year.

    In September 1996, Cortez filed its "1996 Amendment to the Pipeline Plan of Operations for the South Pipeline Project" with the Bureau of Land Management. (Pipeline is a property that is operated by Cortez and that adjoins South Pipeline to the north. Royal Gold has no interest in the Pipeline deposit.) In this amendment, Cortez stated that the pre-stripping of the open pit mine at South Pipeline is expected to take about 18 months and will begin at the end of the third year of mining activity at Pipeline. The mine life of Pipeline is estimated to be five plus years after commissioning of a mill with throughput of 10,000 tons per day (the Pipeline mill). Cortez also stated that South Pipeline ore will be processed after mining of the Pipeline deposit has been completed. According to the amendment, the majority of the South Pipeline Project ore will be processed in the Pipeline processing facilities, extending the Pipeline / South Pipeline Project life by an additional eight years. Timing of production at the South Pipeline deposit remains subject to permitting and development decisions of the operator.

    Although Royal Gold holds a passive interest in the South Pipeline Project, it has, under the September 18, 1992 agreement, certain rights with respect to the rate and manner of production and processing of ore from the South Pipeline Project. Royal Gold has taken appropriate steps to preserve these rights, and, in view of Cortez' publicly-announced plans for phased development of the South Pipeline Project, Royal Gold has communicated its views with respect to the current development schedule to Placer Dome U.S. Inc. Discussions have been initiated and are ongoing between Placer Dome U.S. and Royal Gold regarding various mechanisms that may accommodate Royal Gold's rights, while preserving Cortez' flexibility to establish an integrated mine development scheme for Pipeline and South Pipeline.

    As of May 2, 1997, Cortez has advised the Company that it is revising its life-of-mine plan for the entire Cortez development, and that it expects that such revision will indicate improved economics for South Pipeline because of anticipated a) reductions in mining cost parameters;
    b) revisions in mill- grade and heap leach-grade cut-off; c) increases in the heap leach recovery percentage resulting in increased heap leach production; and d)increases in reserves attributable additional drilling PDUS has indicated that this life-of-mine plan should be completed by the end of June 1997.

    B.   SOUTH PIPELINE - CAPPED ROYALTY

    In October 1994, the Company purchased an additional royalty interest on the South Pipeline project from Western Mining Corporation for $275,000. The royalty interest was equivalent to a 0.75 percent net smelter return production royalty, capped at $375,000. The Company has received all amounts payable from this royalty.


    C. LONG VALLEY

    Long Valley is a development stage project in Mono County, California. Pursuant to an agreement, between the Company and Standard Industrial Minerals, Inc., Royal Gold is entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property, upon payment of $1,000,000. The Option Agreement, which is terminable by the Company at any time, involved a total of $125,000 in annual option consideration payments. Up to $100,000 of the payments (namely, the payments that were made in 1995 and 1996) are creditable against the option exercise amount.

    Following the completion of its 1996 drilling season, the Company reported that the project contains proven and probable reserves (using a gold price of $350 per ounce) of approximately 35.7 million tons, with average grade of 0.019 ounces of gold per ton ("opt") (at a cut-off grade of 0.01 opt), or approximately 680,000 contained ounces of gold. The Company further estimated that the total quantity of mineralized material in the deposit (including the quantity declared to be proven and probable reserves) is approximately
    51.1 million tons at an average grade of 0.019 opt (using a cut-off grade of 0.01 opt), or approximately 970,000 contained ounces of gold (contained ounces are calculated before allowance for processing losses).

    D.      CAMP BIRD

    At March 31, 1997, capitalized costs of $120,000 represent the Company's ownership of patented mining claims. Management believes that these claims have value for the mineral potential as well as for the real estate value.

2.  INCOME TAXES

    At June 30, 1996, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $25.1 million. If not used, the net operating loss carryforwards will expire during the years 2001 through 2011.

    Based upon the determination of proven gold reserves at the Crescent Pit of the South Pipeline Project, management has estimated that is more likely than not that the Company will have some net future taxable income within the net operating loss carryforward period and has established a $750,000 deferred tax asset at March 31, 1997.


3.  ROYALTIES RECEIVABLE IN GOLD

    At March 31, 1997, 2,878 ounces of gold related to the March 31 quarterly production is recorded as a receivable. This gold was received on May 1, 1997. Royal Gold has exposure with respect to this receivable to any change in the gold price between the end of the quarter and the actual receipt of gold.

4.  INVENTORY

    Gold inventory on the balance sheet consists of refined gold bullion stored in safekeeping by the Company's refiner in Utah. The inventory is carried at market value with unrealized gains or losses included in the results of operations for the period. For the March 31 quarter, the Company recorded a loss of $285,000 related to its gold inventory. At March 31, 1997, the Company held 5,631 ounces of gold bullion in inventory.


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

6.  ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS NO. 123)

    The Company expects to elect the disclosure alternative proscribed by SFAS No. 123, "Accounting for Stock-Based Compensation," in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options for which the exercise price is not less than the market price of the Company's Common Stock on the grant date. Under the disclosure alternative of SFAS No. 123, the Company will disclose on an annual basis, starting with its 1997 fiscal year, its respective pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation cost for all awards granted by the Company after July 1, 1995.

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

At March 31, 1997, the Company had a working capital surplus of $12,493,728. Current assets were $12,950,950, compared to current liabilities of $457,022, for a current ratio of 28 to 1. This compares to current assets of $11,659,151, and current liabilities of $529,529, at June 30, 1996, resulting in a current ratio of 22 to 1. The Company is receiving its full 20% net profits royalty interest from both mining units at the Crescent Pit.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, and the issuance of common stock. During the third quarter of fiscal 1997, the Company earned $1,295,449 in royalties from its net profits interest at South Pipeline. The Company earned $118,955 in interest income on its cash and marketable securities portfolio. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months, has an adjusted cost basis of $5,003,313, and had a market value, at March 31, 1997, of $4,998,135.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. The Company has continued to explore its properties and anticipates continued exploration activities for the remainder of the year. The Company's long-term viability is ultimately dependent upon the successful development and operation of the Company's mineral interests and the acquisition of additional gold royalties. It can be anticipated, because of the nature of the business, that exploration on many of the Company's properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any such property, the Company will reevaluate the property and may substantially increase or decrease the level of expenditures on that particular property.

Placer Dome U.S. Inc., the operator of the Cortez Gold Mines joint venture ("PDUS"), has informed the Company that it has made a preliminary determination of the mine plan at Cortez, including the Crescent Pit, for calendar year 1997. This plan indicates that, in addition to processing Crescent Pit ore at the Cortez mill, PDUS will process some of the stockpiled Crescent Pit ore at the new Pipeline mill. In March 1997, Cortez commenced processing Crescent Pit ore through the Pipeline Mill. With this increase in mill availability, it is possible that mining and milling at the Crescent Pit will be essentially completed by mid-year of calendar year 1997, with some Crescent Pit heap leach production continuing through the remainder of calendar year 1997. See also Note 1.A. to the Consolidated Financial Statements.

The Company anticipates that total general and administrative expenses for fiscal 1997 will be approximately $1,400,000 (revised from $1,200,000, as disclosed in the 6/30/96 Form 10-K), of which $1,167,000 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $1,500,000 (revised from $1,225,000, as disclosed in the 6/30/96 Form 10-K), of which $1,305,000 has been spent. Development expenditures at Long Valley are estimated at $1,900,000 (revised from $1,000,000, as disclosed in the 6/30/96 Form 10-K), of which $1,800,000 has been spent. This increase in expenditures at Long Valley is due to encouraging results from drilling activity. Because of the seasonal nature of the Company's activities, development, exploration and holding costs are disproportionately incurred during the nine months ended March 31. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.


RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 1997, COMPARED TO THE QUARTER ENDED
MARCH 31, 1996

For the quarter ended March 31, 1997, the Company reported net income of $287,907, or $.02 per share, as compared to a net income of $129,250, or $.01 per share, for the quarter ended March 31, 1996.

Royalty income for the current quarter of $1,010,504, compared to $807,300 for the quarter ended March 31, 1996, relates to Royal Gold's interest in the South Pipeline property. The increase is attributable to higher throughput at the mill and one month of processing mill-grade ore at the new Pipeline mill. Included in the current quarter is a $287,045 loss related to gold inventory.

Costs of Operations increased to $107,689 for the quarter ended
March 31, 1997, compared to $57,902 for the quarter ended March 31, 1996, primarily because of the levy of Nevada Net Proceeds Tax on the higher revenues from the Crescent Pit.

General and administrative costs of $375,650 for the current quarter have increased from $306,361 for the quarter ended March
31, 1996, primarily because of increased compensation related to increased staff size.

Exploration expenditures of $282,830 for the quarter ended March
31, 1997, were level with expenditures of $286,162 for the quarter ended March 31, 1996, reflecting comparable levels of activity with the prior year.

Lease maintenance and holding costs decreased from $114,548 for the quarter ended March 31, 1996, to $58,668 for the quarter ended
March 31, 1997, primarily due to the deferral of a portion of the holding costs on the Buckhorn South property.

Depreciation, depletion and amortization decreased from $53,107 for the quarter ended March 31, 1996, to $12,035 for the quarter ended March 31, 1997, primarily due to depletion expense related to the cessation of revenues from the South Pipeline Project capped royalty.

Interest income decreased from $136,999 for the quarter ended March 31, 1996, to $118,955 for the quarter ended March 31, 1997, due to decreased cash available for investing.


FOR THE NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THE NINE
MONTHS ENDED MARCH 31, 1996

For the nine months ended March 31, 1997, the Company reported net income of $2,971,522, or $.19 per share, as compared to a net loss of $309,200, or $.02 per share, for the nine months ended March 31, 1996.

Year to date royalty income of $5,620,773, compared to $2,022,923 for the prior year, relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving its full 20% net profits interest for the nine months ended March 31, 1997. The increase is attributable to higher throughput at the Cortez mill, commencement of processing at the new Pipeline mill, and the fact that Royal Gold received its full 20% net profits interest on heap leach ore for the entirety of the current period. The heap leach mining unit was in payback during the prior year period. These increases in revenues were partly offset by a $497,886 loss on gold inventory related to the decrease in gold price during the fiscal year.

Costs of Operations increased to $447,696 for the nine months ended March 31, 1997, compared to $172,452 for the nine months ended
March 31, 1996, primarily because of the levy of Nevada Net
Proceeds Tax on the higher revenues from the Crescent Pit.

General and administrative costs of $1,167,336 for the nine months ended March 31, 1997 have increased from $913,432 for the nine months ended March 31, 1996, primarily because of expenditures incurred for relisting the Company's common stock on the Nasdaq National Market System, professional fees, and increased compensation and office expenses.

Exploration expenditures of $1,041,625 for the nine months ended
March 31, 1997, decreased from $1,185,412 for the nine months ended March 31, 1996, primarily due to a higher level of exploration activity at the Ferber and Buckhorn South properties in the prior year period.

Lease maintenance and holding costs of $263,450 for the nine months ended March 31, 1997, were at a comparable level compared to $273,287 for the nine months ended March 31, 1996.

Depreciation, depletion and amortization decreased from $142,175 for the nine months ended March 31, 1996, to $38,362 for the nine months ended March 31, 1997, primarily due to depletion expense related to the decreased revenues from the South Pipeline Project capped royalty.

Interest and other income decreased from $352,682 for the nine months ended March 31, 1996, to $295,232 for the nine months ended March 31, 1997, primarily due to the lower level of funds available for investment.

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


                              ROYAL GOLD, INC.
                                (Registrant)


Date: May 9, 1997          By:  /s/ Stanley Dempsey
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer




Date: May 9, 1997          By:  /s/ Thomas A. Loucks
                                Thomas A. Loucks
                                Treasurer
                                (chief financial officer)