Form 10-K
period 1997-06-30
ROYAL GOLD INC /DE/
filed 1997-09-29
CIK 85535

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549
                            FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 For The Fiscal Year Ended June 30, 1997.

                    Commission File No. 0-5664

                       ROYAL GOLD, INC.
         ----------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                             84-0835164
 ------------------------------             -----------------
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)             Identification No.)

     1660 Wynkoop Street
     Suite 1000
     Denver, Colorado                            80202-1132
   --------------------                          ----------
  (Address of Principal                          (Zip Code)
      Executive Offices)

                         (303) 573-1660
        --------------------------------------------------
       (Registrant's Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

  Common Stock     $0.01 Par Value       NASDAQ National Market System
  --------------------------------     ------------------------------------
        (Title of Class)               Name of Exchange on which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of August 29, 1997, the average bid and asked price of the Company's stock was $7.75. The aggregate market value of voting stock held by non-affiliates was $79,757,000. As of August 29, 1997, there were 16,080,176 shares of Common Stock, $0.01 par value, outstanding.

                    Documents Incorporated By Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 2, 1997: Part III, Items 11, 12 and 13.

         Total Number of Pages: 56       Exhibit Index - Page 54

                        TABLE OF CONTENTS
                                                        PAGE
                                                        ----
Part I
  Items 1.
    and 2.  Business and Properties                        1
  Item  3.  Legal Proceedings                             19
  Item  4.  Submission of Matters to a Vote of
             Security Holders                             19

Part II
  Item  5.  Market for Registrant's Common Equity
             and Related Stockholder Matters              20
  Item  6.  Selected Financial Data                       20
  Item  7.  Management's Discussion and Analysis of
             Financial Condition and Results of
                Operations                                21
  Item  8.  Financial Statements and Supplementary Data   25

Part III
  Item 10.  Directors and Executive Officers of the
             Registrant                                   49
  Item 11.  Executive Compensation                        51
  Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                        51
  Item 13.  Certain Relationships and Related
              Transactions                                51

Part IV
  Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                     54

Exhibit A.  The Company and Its Subsidiaries              54

Signatures                                                55

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially include, among others, decisions and activities of Cortez regarding Pipeline and South Pipeline, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. See "Business and Properties - Risk Factors".

                              PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

GENERAL

Royal Gold, Inc. (together with its subsidiaries, "Royal" or the "Company"), is a gold royalty company engaged in the acquisition, exploration and development of gold properties.

The Company conducts exploration and development activity on gold and other precious minerals properties and seeks to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. The Company also seeks to acquire existing royalties. Substantially all the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

The Company's principal mineral property interest is a carried 20% net profits royalty interest in the South Pipeline property, operated by Cortez Gold Mines. South Pipeline is located in Crescent Valley, Nevada, and gold production commenced at that property in September 1994 (see "South Pipeline Property" below). In fiscal 1997, the Company generated revenues of $8,202,000 from its royalty interest at South Pipeline. The Company also conducted its own development program at Long Valley, in Mono County, California; and is engaged in exploration at Buckhorn South, in Eureka County, Nevada, and at several other prospects in Nevada, Utah, Wyoming and Colorado. The Company is also evaluating opportunities in Europe and Australia.

The Company is also engaged, through two wholly-owned subsidiaries, Denver Mining Finance Company ("DMFC") and Environmental Strategies, Inc. ("ESI"), in providing financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 1997, income generated from consulting services was not material.

The Company was incorporated under the laws of the State of Delaware on January 5, 1981. Its executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202. See
Exhibit 21, "The Company and Its Subsidiaries."


Developments During Fiscal 1997
-------------------------------
The highlights of fiscal 1997 were:

(1) The Company achieved record profitability for the year ended June 30, 1997. This profitability resulted from increased royalty payments attributable to expanded production of mill-grade ore at the Crescent Pit on the South Pipeline property. Higher output resulted from the availability of the Cortez Mill #2, which came on line in March 1997. For fiscal 1997, the Company received 18,003 ounces of gold, which produced revenues of $6,855,000, from its net profits interest in the mill-grade ore at the Crescent Pit. This was based on gold sales from the Crescent Pit of 149,380 ounces of gold from mill-grade production.

(2)During fiscal 1997, the Crescent Pit heap leach operation produced net profits to Royal Gold of $1,580,000.

(3) The Company's estimate of the mineralized deposit at South Pipeline was increased to 113 million tons of mineralized material, with an average grade of 0.046 ounces of gold per ton based on drilling during the period September 1994 through calendar year 1996 carried out by Cortez.

(4) The Company's reserve estimate at the Long Valley property was increased to 39.1 million tons, at an average grade of 0.018 ounce per ton of gold, containing 704,000 ounces of gold. (See
"Properties - Long Valley" below.)

(5) The Company formed an entity that will seek to acquire existing gold royalties in Australia as well as invest in junior
Australian resource companies with emerging projects or advanced exploration plays. The new company, Royal Gold Australia Pty Ltd
(RGA) is based in Perth, Western Australia.

(6) GRAMEX, a Bulgarian company owned equally by Royal Gold and Silver & Baryte Ores Mining Co. joined with Phelps Dodge Exploration Company to form a Bulgarian Company named Sofia Minerals Ltd. (SOMIN). SOMIN is a joint venture company held equally by GRAMEX and Phelps Dodge which will explore, evaluate and develop properties in Bulgaria.


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

South Pipeline Property
-----------------------
The South Pipeline property royalty interest is the Company's most significant gold property interest. The South Pipeline Project is operated by Cortez Gold Mines ("Cortez"), a joint venture of Placer Dome U.S. ("PDUS") and Kennecott
Corporation.  The South Pipeline Project is located in
Lander County, Nevada, approximately 60 miles southwest of Elko. The project involves over 4,000 acres of unpatented mining claims (the "GAS Mining Claims"), which Cortez leases from ECM, Inc. ("ECM").

The Company currently holds a fully-carried royalty interest in the South Pipeline Project. (That is, the Company is never obliged to advance any of the costs of exploration, development or production at South Pipeline.) After payback of capital expenditures, the Company, at its annual election, can either receive a 20% net profits royalty interest or a sliding scale 2.5% to 5.5% NSR* royalty interest in all production from the GAS Mining Claims. Under either royalty interest, the Company may elect to take its share of production in-kind. In November 1996, the Company made its annual election to receive its production in-kind for the next year.

Background
----------
As has been described extensively in prior years, the Company has been involved with this property since 1987. The Company, as the original operator of a joint venture with Cortez, conducted the initial exploration work at South Pipeline, which was then referred to as "Crescent Valley". Reverse circulation drilling programs conducted by the Company in calendar years 1988, 1989 and 1990 resulted in identification of one sediment-hosted, "Carlin-type", disseminated gold deposit and the identification of other gold anomalies.

In 1991, the Company decided to sell its interest in the property to Cortez. In September 1992, however, the Company recovered a 20% net profits interest on the South Pipeline property following settlement of litigation brought by the Company against Cortez. Under the Agreement, Cortez, as operator and manager, committed to an exploration and development work program and also agreed to pay the Company an advance minimum royalty of $150,000 per year. The Company's royalty will be subject to payback of capital expenditures by Cortez for each new mining unit put into production. After payback, the Company will receive a 20% net profits royalty or, at its election beginning with production and
 __________________________

 * "Net smelter returns" or "NSR" royalty interest means that the royalty holder receives a defined percentage of the gross revenue, less a proportionate share of incidental transportation, insurance and processing costs.

annually thereafter, an NSR royalty according to a schedule tied to indexed gold prices. The NSR royalty ranges from 2.5% for an indexed price of $350 per ounce to 5.5% for an indexed price in excess of $500 per ounce. Under either royalty arrangement, the Company may elect to take its royalty "in-kind."

If Cortez does not elect to put any deposit containing at least 300,000 ounces of gold into production within two years of its identification, then the Company may elect to put that deposit into production, thereby securing 100% of the working interest therein, subject to granting a 20% net profits interest royalty to Cortez identical to the one described above. Royal Gold would then also be entitled to use, under a normal tolling arrangement and as available, the Cortez milling facilities in the vicinity, including any built or to be built for the Pipeline project.

Finally, Cortez entered into a five year standstill agreement with respect to further acquisition of shares of the Company or other actions regarding efforts to acquire or control the Company. During the standstill period, Cortez may not sell any of the acquired shares except pursuant to Rule 144 and certain other specified transactions. This standstill agreement expired in September 1997.

Development
-----------
Since November 1992, Cortez has conducted an aggressive program of exploration and development drilling at South Pipeline, and has spent over $17 million through June 30, 1997.

On December 31, 1996, Cortez announced that the mineral deposit at South Pipeline was estimated to contain 86.1 million tons, with an average grade of 0.048 ounces of gold per ton. Cortez also announced that it will spend $2.4 million on exploration drilling at South Pipeline during calendar year 1997. In May 1997, the Company announced that its estimate of the mineral deposit at South Pipeline had increased to 112.9 million tons at an average grade of 0.046 ounces of gold per ton.

In June 1994, Cortez began open pit mining at the Crescent Pit, a near-surface portion of the South Pipeline deposit. Initially, Cortez combined the Crescent Pit ore with ore from another mine (in which the Company has no interest), and processed all such ore at the Cortez mill, a 2,000 ton per day facility that is located a few miles east of the Crescent Pit. In February 1996, however, Cortez notified the Company that it would stop commingling ores at the Cortez mill and that it would mill Crescent Pit ore exclusively, at least through the end of calendar year 1996. Beginning in March 1997, Cortez committed 100% of the capacity of its new Mill #2 to Crescent Pit ore.

This new mill, constructed by Cortez for the processing of its Pipeline deposit, was designed for throughput of 10,000 tons per day. With this increase in processing capacity, the production at the Crescent Pit increased substantially and was completed on June 24, 1997.

In addition to the South Pipeline gold deposits that have been defined to date, other important gold intercepts have been made on the South Pipeline property, which suggests that additional deposits may exist on the property. Additional exploration was conducted during fiscal 1997, as Cortez focused on expanding the South Pipeline reserve. Based on this drilling, Cortez increased the reserve at South Pipeline to 52.0 million tons, at an average grade of 0.054 ounces per ton, containing 2.8 million ounces. This increase in reserves is net of all production at the Crescent Pit.

In September 1996, Cortez filed its "1996 Amendment to the Pipeline Plan of Operations for the South Pipeline Project" with the Bureau of Land Management. (Pipeline is an open pit project immediately to the north that is operated by Cortez. Royal Gold has no interest in the Pipeline deposit.) In this amendment, Cortez states that the pre-stripping of the open pit mine at South Pipeline is expected to take about 18 months and will begin at the end of the third year of mining activity at Pipeline. Processing of the Pipeline Deposit commenced on June 28, 1997. The mine life of Pipeline is estimated to be five plus years after commissioning of a mill with throughput of 10,000 tons per day. Cortez also stated that South Pipeline ore will be processed after mining of the Pipeline deposit has been completed. The majority of the South Pipeline Project ore will be processed in the Pipeline processing facilities, extending the Pipeline/South Pipeline Project life by an additional eight years. Timing of production at the South Pipeline deposit remains subject to permitting and decisions of the operator. The Company continues to monitor the progress of development of the South Pipeline deposit, and it meets periodically with PDUS to ensure that timely development occurs in accordance with the agreement. Most recently, PDUS advised the Company that Cortez is continuing to evaluate alternative mining and production scenarios for South Pipeline, all with a view to maximizing the value of the South Pipeline deposit.

Crescent Pit Operations
-----------------------
The Crescent Pit operation, encompasses some 320 acres within the 4,000 acre claim block of the South Pipeline Project, was planned to recover some 217,000 ounces of mill-grade gold over a four-year period. In July 1995, production commenced at the Crescent Pit heap leach facility and it was anticipated that 34,000 ounces of gold would be recovered from the heap leach material over a five year period. Gold production from the Crescent Pit exceeded initial expectations, for both mill-grade and heap leach material.

Crescent Pit Production
-----------------------
Set forth below is a chart showing the production by quarter from the Crescent Pit mill-grade ore during fiscal 1997, in which the Company holds a 20% Net Profits Interest:

                              Average
                    Tons        Grade      Recoveries   Recovered
                 (millions)  (oz Au/ton)  (percentage)    ounces
                  --------    ---------    ----------   ---------
Quarter ended:

9/30/96            189.0        .202         91.4        34,902
12/31/96           178.9        .222         87.9        34,924
3/31/97            335.4        .118         87.6        34,656
6/30/97            844.2        .092         86.9        67,493

Fiscal 1997      1,547.6        .126         88.1       171,974

Additionally, 24,709 ounces of gold were produced from the Crescent Pit heap leach material during fiscal 1997. (These production amounts represent 100% of the production at the Crescent Pit. The Company holds a 20% net profits interest in this property.) All Crescent Pit mill-grade ore was processed by June 30, 1997, except for work in process material estimated to be 20,975 ounces of gold. The net profits for this production will be recorded as revenues in the first quarter of fiscal 1998.

Reserves and Other Mineralization
---------------------------------
Set forth below is a chart showing the reserves that have been defined at the South Pipeline property, in which the Company owns a 20% Net Profits Interest:

                Proven and Probable Reserves (1)
       June 30, 1997 adjusted for Crescent Pit Production

                                      Average
                          Tons         Grade       Contained
                       (millions)   (oz Au/ton)    Oz Au (2)
                        --------     ---------     ---------
South Pipeline Property
  Crescent Pit:
    Heap Leach Ore (3)    0.59        0.023         14,000

  South Pipeline Deposit:
    Mill Grade Ore (3)    25.4        0.091      2,299,000
    Heap Leach Ore (3)    26.6        0.020        519,000


------------------------------
(1) "Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
        "Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
         "Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
(2) Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed recovery rates are 84% for Crescent Pit mill-grade ore, 86% for South Pipeline mill-grade ore, and 50% for heap leach material. During fiscal 1997, Cortez actually recovered 87.2% of the assayed head grade of the Crescent Pit mill-grade ore, and 66% of the assayed head grade of the Crescent Pit heap leach material. These reserves are based on an expected gold price of $375 per ounce.
(3) Amounts shown represent 100% of the reserves. The Company holds a 20% net profits interest in this property.

Set forth below is a chart showing the additional gold deposit that has been defined at the South Pipeline property, in which the Company owns a 20% Net Profits Interest:


              Gold Deposits/Mineralization (1)(2)
                         June 30, 1997

                                             Average
                             Tons             Grade
                          (millions)       (oz Au/ton)
                           --------         ---------
South Pipeline Deposit       60.9             0.039
   Including Deep Zone


-----------------------------
(1) Gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicate a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.
(2) Amounts shown represent 100% of the deposits. The Company holds a 20% net profits interest in this property.


Long Valley
-----------
The Long Valley project consists of 160 unpatented mining claims located 45 miles north of Bishop, California, in Mono County.
The Company has been involved with this property since 1989, when it entered into a joint venture with Standard Industrial Minerals, Inc. ("Standard"). Standard owns 105 of the claims that comprise the Long Valley project, and operates a kaolin mine that is adjacent to the property. The Company located the additional 55 claims.

Under the joint venture agreement, the Company has an option, exercisable through December 31, 1997, to acquire the entirety of Standard's interest in Long Valley for $1,000,000. During the term of the option, the Company is obliged to make annual payments to Standard, totaling $125,000 over four years, with $100,000 of such payments being creditable against the option exercise payment. The Company has no specific work commitment.

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

Royal Gold has continued to drill at Long Valley since 1994, and, through June 30, 1997, has completed more than 550 reverse-circulation holes, aggregating more than 168,000 feet of drilling. The program has confirmed the existence of continuous mineralization between the Hilton Creek and Southeast Zones and has discovered additional mineralization to the north and to the south of the Hilton Creek Zone.

Based on the results of the drilling, the Company commissioned a reserve study. Based on this study, the Company has determined that Long Valley contains reserves, suitable for open pit mining, as set forth below. Based on these reserves the Company designated this project as a development property as of July 1, 1995. All costs incurred at Long Valley in fiscal 1996 and fiscal 1997 have been capitalized.

Subsequent to June 30, 1997, the Company formed an agreement with AMAX Gold Inc. This agreement provides that AMAX Gold has an option, exercisable through December 31, 1997, to enter into a lease and become responsible for further exploration, permitting, and development of Long Valley, and for construction and operation of any mine that may be developed. If AMAX Gold exercises its option, it will then pay $300,000 to Royal Gold and make advance minimum royalty payments of $250,000 per year to Royal Gold until the Long Valley property is in production. AMAX Gold can terminate the agreement at any time, but would thereby relinquish any interest in the property. After Long Valley is in production, and upon payback of the investments made by both Royal Gold and AMAX Gold, Royal Gold will receive 22% of net operating cash flow from the property or, at Royal Gold's election, a sliding scale net smelter returns royalty that is indexed to the price of gold and capped at 5.5%. Upon execution of this agreement the Company received a payment of $150,000. The Company maintains the obligation to pay the $900,000 property purchase price due in December 1997.

Reserves and Other Mineralization
---------------------------------
Set forth is a chart showing the proven and probable reserves that have been defined at Long Valley:

              Proven and Probable Reserves (1)(3)
                         June 30, 1997

                                      Average
                          Tons         Grade       Contained
                       (millions)   (oz Au/ton)    Oz Au (2)
                        --------     ---------     ---------
Long Valley               39.1         0.018        704,000


-----------------------------
(1) "Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
        "Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
         "Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
(2) Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed recovery rate for heap leach material is 70%.
(3) These reserves were computed using a gold price of $350 per ounce and a cut-off grade of 0.010 ounces per ton of gold.
Gold mineralization at Long Valley includes an additional 7.9 million tons of material at an average grade on 0.018 ounces of gold per ton. This gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicate a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.

In addition to the above identified reserves at Long Valley, the Company has identified additional mineralization of 7.9 million tons at an average grade of 0.018 ounces of gold per ton. This gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicates a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are complete, and until other economic and technical feasibility factors based upon such work are resolved.

Union Pacific Exploration Project
---------------------------------
Under its agreement with Union Pacific Resources Group, Inc. ("UPR"), originally executed in May 1994, the Company conducted reconnaissance on some 7.5 million acres of UPR land in Utah, Wyoming and Colorado, including the State Line District of Wyoming and Colorado. The Company conducted preliminary exploration throughout UPR's holdings and then designated 50,000 acres for more extensive exploration.

During fiscal 1996, Royal Gold and UPR amended their agreement, to reflect additional expenditure levels, and an emphasis on diamond exploration on the State Line District of Colorado and Wyoming. The entire term of the agreement remains unchanged, expiring on December 31, 1999, with aggregate exploration commitments totaling $2.375 million. Royal Gold may also elect to terminate the agreement after spending at least $375,000 in either of calendar years 1997 or 1998, and the Company will exceed the threshold amount in calendar year 1997.

The Company has already identified ten large prospect areas in the State Line District where it has conducted geochemical sampling surveys, that have yielded indicator minerals. These indicator minerals suggest the presence of kimberlites and the potential for diamond discoveries, in drainages where kimberlites were not previously known to exist. Royal Gold's stream sediment sampling program involved taking samples of approximately 90 pounds each of material able to pass through a 3mm screen. Samples were taken on approximately one kilometer centers. Additional sampling occurred in fiscal 1997, and more sampling is planned for fiscal 1998. Exploring for diamonds is a long and complicated process which is both expensive and time consuming. At this early stage of exploration, there is no assurance that kimberlites or commercial quantities of diamonds will be found.

If the Company identifies attractive deposits on the UPR lands, it has the opportunity, under the terms of its agreements with UPR, to assign further exploration and development rights to third parties; to develop such deposits in collaboration with UPR; or to develop such deposits for Royal Gold's own account.

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

Of the 265 claims that comprise Buckhorn South, the Company leases 131 such claims from Ronald and Arlene Damele, et al., and the Company staked the balance of the project area. Over the next fiscal year, the Company is obliged to pay the lessor $210,000 in advance minimum royalties. The leased claims are burdened by cumulative royalties equal to a 4% NSR; the remaining claims are subject to a 1% NSR.

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

During 1995, the Company drilled 24 reverse-circulation holes, totaling 13,825 feet. As anticipated, gold mineralization was discovered, and several of the drill holes contained intervals exceeding 0.01 ounce per ton of gold.

During fiscal 1997, seven additional reverse-circulation holes were drilled. Gold mineralization in five of these drill holes contained intervals exceeding 0.045 ounces per ton of gold.

Ferber
------
The Ferber project is located in Elko County, Nevada, approximately 80 miles southeast of Elko, and consists of 98 unpatented mining claims. Royal Gold leases 51 of the claims from Donald Jennings, and Royal Gold located the other 47 claims. The Jennings lease involves advance minimum royalties of $10,000 per year, expiring in February 1998, and a royalty burden of 2% NSR. The Company also has work commitments of $100,000 per year in 1999 and 2000, and $150,000 per year through 2003. In April 1995, five reverse circulation holes were completed totaling 3,020 feet. These holes were drilled to test for mineralization along the southwestern margin of an intrusive where copper and gold are known to occur in skarns. Three of the holes encountered strongly anomalous gold and copper in both the skarn and the intrusive. The presence of such anomalous intervals in the intrusive opens large areas of the district for further exploration. Additional drilling was conducted in October 1995.

Other Exploration Properties
----------------------------
During fiscal 1997, the Company explored four additional properties in Nevada and Utah. Two of these properties yielded interesting results that will require additional work. The other two properties were dropped. The Company will continue to acquire and explore other properties, to the extent that the Company believes they have the potential to host major gold deposits. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any exploration property, the Company will re-evaluate the property, and the Company may substantially increase or decrease the level of expenditures on any particular property, at any time.

Sales Contracts
---------------
The Company sold 10,000 ounces of gold bullion in fiscal 1997, utilizing one metal trader during the period. The Company maintains trading relationships with a number of metal traders. The Company is currently receiving its net profits interest royalty in-kind. This gold is being held with a view towards sale at a higher gold price.

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

Company Personnel
-----------------
At September 1, 1997, the Company had fourteen full-time employees located in Denver, Colorado. The Company's employees are not subject to a union labor contract or collective bargaining agreement.

Consulting services, relating primarily to geologic and geophysical interpretations, and advice with respect to metallurgical, engineering, legal and such other technical matters as may be deemed useful in the operation of the Company's business, are provided by independent contractors.

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

This cancelable agreement was for an initial term of two years, requiring expenditures of $100,000 per year by GRAMEX. The agreement was extended for an additional two year period, expiring 1999. The Company is obligated to fund 50% of GRAMEX's expenditures.

GRAMEX and Phelps Dodge Exploration Corporation ("PDX") joined together to form a Bulgarian company named Sofia Minerals Ltd. ("SOMIN"). SOMIN is a joint venture company held equally by GRAMEX and PDX. SOMIN will explore, evaluate and develop properties in Bulgaria. SOMIN has signed a concession agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research in two major areas in Bulgaria.

The Company has also formed an entity that will seek to acquire existing gold royalties in Australia as well as invest in junior Australian resource companies with emerging or advanced exploration play. Investment may be by way of loans with a convertibility element to royalties at a later stage. The new company, Royal Gold Australia Pty Ltd, is based in Perth, West Australia, and the Company has a 67% interest in the entity. The remainder of the equity in the new entity is held by affiliates of Resource Finance Corporation ("RFC"). RFC is an investment and merchant banking firm that caters to natural resource firms.

RISK FACTORS

Risks of Passive Ownership
--------------------------
At present, the Company's principal asset is its interest in the South Pipeline property. The Company's success is dependent on the extent to which South Pipeline proves to be successful and on the extent to which Royal Gold is able to acquire or create other lucrative royalty interests.

The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, unless the Company is able to secure and enforce certain extraordinary rights, it can be expected that the Company will not be in control of basic decisions regarding development and operation of the other properties in which the Company may have an interest.

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

Uncertainty of Reserves and Mineralization Estimates
----------------------------------------------------
There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to greater uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Proposed Federal Legislation
----------------------------
The U.S. Congress is currently considering a proposed major revision of the General Mining Law, which governs the creation of mining claims and related activities on federal public lands in the United States. A bill has been introduced in the Senate which would amend the current mining laws, and it is possible that a new law could be enacted. The Company expects that if and when the new law is effective, it will impose a royalty upon production of minerals from federal lands and will contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent any such new legislation may affect existing mining claims or operations. The effect of any such revision of the General Mining Law on the Company's operations in the United States cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs at Long Valley and at a number of the Company's other exploration properties in Nevada and Utah, each of which is located entirely on federal lands, and such revision could also impair the Company's ability to develop, in the future, any mineral prospects that are located on unpatented mining claims.

Fluctuations in the Market Price of Minerals
--------------------------------------------
The profitability of gold mining operations (and thus the value of the Company's royalty interests and exploration properties) is directly related to the market price of gold. The market price of gold fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold should drop dramatically, the value of the Company's royalty interests and exploration properties could also drop dramatically, and the Company might not be able to recover its investment in those interests or properties. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce.


      Year                    Gold Price Per Ounce($)
                               High            Low
                               ----            ----
      1992                      359             331
      1993                      406             327
      1994                      396             370
      1995                      393             372
      1996                      416             368
      January-June, 1997        367             335

At August 29, 1997, the gold price was $325.35 per ounce. At present, the Company has no hedging programs in place. At June 30, 1997, the Company held 8,509 ounces of gold bullion in inventory. Additionally, at June 30, 1997, the Company had a royalty receivable of 7,601 ounces. The Company would consider hedging programs in the event certain production levels are obtained and maintained, and market conditions justify the economic use of hedging programs.

Environmental Risks
-------------------
Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies within the gold industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Title to Properties
-------------------
The validity of unpatented mining claims, which constitute a significant portion of the Company's property holdings in the United States, is often uncertain, and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. The Company has not yet filed a patent application for any of its properties that are located on federal public lands in the United States and, under proposed legislation to change the General Mining Law, patents may be hard to obtain. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

Foreign Operations
------------------
The Company's foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, laws or policies of particular countries, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. The Company currently has exploration projects in Bulgaria, and is actively seeking other gold exploration and gold royalty acquisition or development opportunities in several countries, including Australia, Europe, Russia and other republics of the former Soviet Union.


Item 3.  LEGAL PROCEEDINGS

Goldstripe Project
------------------
In May 1997, the Forest Service reconfirmed to the Company that its reclamation activities were substantially completed at the Goldstripe property, located in Plumas County California, and that the Forest Service believed that such activities should satisfy all outstanding permit requirements for reclamation, except for ongoing post-reclamation monitoring of water quality. However, it is possible that additional reclamation or water quality monitoring could be required, and that any such requirement could result in additional cost to the Company.

Following cessation of the Company's operations at Goldstripe, and in connection with efforts to obtain funding for reclamation, on August 5, 1992, the U.S. Forest Service notified the Company that it had determined to initiate a response action at the Goldstripe site, under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), in order to assess the threat of a possible release of cyanide from a processed material residue pile. To date, the only action undertaken by the Forest Service in connection with the response action has been to establish four monitoring wells at the site, at an estimated cost of $27,000. Although not formally related to the response action notice, on October 5, 1992, the Company released $341,000 in cash security for a reclamation bond to fund reclamation to be performed at Goldstripe by the Forest Service. The Company believes, based on oral communications with the Forest Service, that approximately $325,000 of the $341,000 has been spent to date. The Company also believes, based on such communications over several years, and the current status of reclamation at the site, that no additional "response action" or other remediation is likely to be undertaken by the Forest Service under CERCLA or under any other governmental regulation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 1997. Annual meeting results will be described in Item 4 to the Company's report that will be filed on Form 10-Q, for the quarter ended December 31, 1997.

                             PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the National Market System of the National Association of Securities Dealers, under the symbol "RGLD." The following table shows the high and low closing sales prices for the Common Stock for each quarter since June 30, 1995.

                                                Sales Prices
                                               High        Low
Fiscal Year                                   Closing    Closing
                                              -------    -------
1996:
  First Quarter (July, Aug., Sept. - 1995)   $  9 3/8    $ 7 7/8
  Second Quarter (Oct., Nov., Dec. - 1995)   $  8 1/2    $ 7 1/2
  Third Quarter (Jan., Feb., March - 1996)   $ 11        $ 8
  Fourth Quarter (April, May, June - 1996)   $ 15 5/8    $11

1997:
  First Quarter (July, Aug., Sept. - 1996)   $ 14 1/2    $ 9 7/8
  Second Quarter (Oct., Nov., Dec. - 1996)   $ 14 1/8    $12
  Third Quarter (Jan., Feb., March - 1997)   $ 13 1/2    $10
  Fourth Quarter (April, May, June - 1997)   $ 10 3/4    $ 8 1/4

As of August 30, 1997, there were approximately 3,000 shareholders of record of the Company's common stock.

Dividends
---------
The Company has never paid any cash dividends on its Common Stock and does not have any current plans to pay such dividends.


Item 6. SELECTED FINANCIAL DATA
                                     For the Year Ended June 30,
                             --------------------------------------------
Selected Statement of         1997      1996     1995      1994      1993
                             -----     -----    -----     -----     -----
Operations Data             (Amounts in thousands, except per share data)

Royalty income             $ 8,202   $ 3,680  $   470   $   153   $   150
Exploration expense          1,738     1,434    1,485       686       151
General and administrative
 expense                     1,706     1,204    1,015       753       582
Net income (loss)            4,054       589   (2,025)   (1,452)     (618)
Net income (loss)
 per share                 $   .26   $   .04  $  (.14)  $  (.11)  $  (.06)

                                             As of June 30,
                            --------------------------------------------
                             1997     1996      1995      1994      1993
                            -----    -----     -----     -----     -----
Selected Balance Sheet Data            (Amounts in thousands)

Total assets               $ 18,981  $14,063   $10,273   $ 8,183    $2,727
Working capital              13,942   11,130     8,723     6,884     1,229
Long-term obligations           134      111       117       131       193




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
At June 30, 1997, the Company had current assets of $15,056,000 compared to current liabilities of $1,114,000 for a current ratio of 14 to 1. This compares to current assets of $11,659,000 and current liabilities of $530,000, at June 30, 1996, resulting in a current ratio of 22 to 1. The Company's current assets include $4,995,000 of marketable securities that consist of U.S. treasury securities with maturities of 18 months or less. The Company's initial cost of these marketable securities was $4,998,000.

During fiscal 1997, liquidity needs were met from: (i) $8,884,000 in revenues from production at the Crescent Pit (of which $5,390,000 is maintained as gold inventory and royalty receivables in gold), (ii) the Company's available cash resources and interest income of $413,000 and (iii) cash receipts from the exercise of options and warrants of $242,000. The Company's operating activities provided approximately $2,080,000 of cash during the fiscal year ended June 30, 1997.

During the fiscal year, the Company spent $2,238,000 on development at the Long Valley property.

The only material commitments of the Company that cannot be terminated at the sole discretion of the Company are (i) the Union Pacific Agreement which requires approximately $125,000 to be spent on exploration during the period July 1, 1997 through December 31, 1997; (ii) employment agreements with four officers, calling for minimum payments of approximately $335,000 through January 1998; and (iii) office lease payments of $304,935 through the lease period ending October 1999.

The Union Pacific Agreement provides that the Company can extend the agreement for two additional terms of 12 months each upon making additional exploration commitments of $375,000 and $1,000,000, respectively. (If the Company exercises all of its rights to extend the agreement, total exploration expenditures under the agreement are estimated to be $2,375,000 over the full 55-month term, which commenced in 1994.)

The Company anticipates total expenditures for fiscal 1998 for general and administrative expenses to be approximately $1,400,000 and expenditures for exploration and property holding costs to be approximately $1,400,000 (including amounts spent under the Union Pacific Agreement). Development costs at Long Valley are anticipated to be $1,200,000 which includes the $900,000 payment to Standard Industrial Minerals. Exploration and holding cost expenditures include $325,000 for Buckhorn South, $250,000 for the Union Pacific project, $200,000 for the Royal High Desert joint venture, and $250,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

The Company will continue to explore its remaining properties and intends to acquire new projects, all with a view to enhancing the value of such properties prior to possible farm out to major mining company partners.

The Company's current financial resources and sources of income should be adequate to cover the Company's anticipated expenditures for general and administrative costs, exploration and leasehold expenses, and capital expenditures for at least the next fiscal year.

The Company anticipates utilizing its $635,000 net deferred tax asset, based on the Company's estimate of projected sales of gold inventory. This net deferred tax asset is evaluated quarterly and could increase based on the production of reserves at South Pipeline, or at Long Valley or at other new discoveries.


RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 1997 Compared with Fiscal Year Ended
June 30, 1996

For the year ended June 30, 1997, the Company recorded net income of $4,055,000, or $0.26 per share, as compared to a net income of $589,000, or $0.04 per share, for the year ended June 30, 1996. The net income for the current fiscal year resulted mainly from the increased royalty revenue related to the Company's interest in the Crescent Pit.

The Company received net profits interest royalty income from the Crescent Pit of $6,855,000 relating to mill-grade material and $1,580,000 relating to heap leach material. This was reduced by an unrealized loss on gold held in inventory, as of June 30,

1997, of $689,000. As of June 30, 1997, all of the Crescent Pit mill-grade material had been processed. It is anticipated that the remaining heap leach material will be processed during fiscal 1998. As a result, the Company's NPI royalty income from South Pipeline will decrease significantly in fiscal 1998.

Costs of operations increased over the prior year, which related to the payment of Nevada Net Proceeds Tax associated with the increased production at the Crescent Pit.

General and administrative expenses of $1,706,000, for the year ended June 30, 1997, increased from $1,204,000 for the year ended June 30, 1996, as a result of increased employee compensation, the cost of listing on the NASDAQ National Market System, increased investor relations expenses and increased office expenses. General and administrative expenses consist primarily of employee compensation and benefits, office lease expense, investor relations expenses, office equipment expenses, travel and communication costs.

Exploration costs increased from $1,435,000 in fiscal 1996 to $1,737,000 in fiscal 1997, due to expenditures at the Royal High
Desert joint venture and increased expenses related to analysis of potential gold royalty acquisitions.

Lease maintenance and holding costs remained flat, at $266,000 in fiscal 1997 and $275,000 in fiscal 1996, as the Company maintained its level of property holding costs.

Interest and other income was $413,000 in fiscal 1997, down from $442,000 in fiscal 1996, due primarily to decreased funds available for investing.

Depreciation and amortization decreased from $229,000 for fiscal
1996 to $51,000 for fiscal 1997, primarily due to the depletion associated with the Company's capped net smelter return royalty at South Pipeline.


Fiscal Year Ended June 30, 1996 Compared with Fiscal Year Ended
June 30, 1995

For the year ended June 30, 1996, the Company recorded net income of $589,000, or $.04 per share, as compared to a net loss of $2,025,000, or $.14 per share, for the year ended June 30, 1995. The net income for the current fiscal year resulted mainly from the increased royalty revenue related to the Company's interest in the Crescent Pit.

The Company received net profits interest royalty income from the Crescent Pit of $3,045,000 relating to mill-grade material, $444,000 relating to heap leach material, and $258,000 relating to the Company's capped royalty. This was reduced by an unrealized loss on gold held in inventory, as of June 30, 1996, of $77,000. Based on the current rate of production, the Crescent Pit mill-grade material will be exhausted by the end of fiscal 1997.

Costs of operations increased over the prior year, which related to the payment of Nevada Net Proceeds Tax associated with the increased production at the Crescent Pit.

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

Exploration costs remained flat, at $1,485,000 in fiscal 1995 and $1,434,000 in fiscal 1996, as the Company continued its active exploration program.

Lease maintenance and holding costs increased, from $190,000 in fiscal 1995 to $229,000 in fiscal 1996, due to scheduled increased holding costs at Buckhorn South.

Interest and other income was $442,000 in fiscal 1996, up from $386,000 in fiscal 1995, due primarily to increased funds available for investing. At June 30, 1996, the Company had an unrealized loss of $37,000 on its U.S. treasury securities portfolio versus a gain of $76,000 in fiscal 1995 due to the increase in short term interest rates during the year.

Depreciation and amortization increased, from $102,000 for fiscal
1995 to $229,000 for fiscal 1996, primarily due to the depletion associated with the Company's capped net smelter return royalty at South Pipeline.

Impact of Inflation
-------------------
The Company's operations have been subject to general inflationary pressures, which have not had a significant impact on its operating costs.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                ROYAL GOLD, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS


                                                          PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                            26
REPORT OF INDEPENDENT AUDITORS                               27

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                  28
Consolidated Statements of Operations                        30
Consolidated Statements of Stockholders' Equity              31
Consolidated Statements of Cash Flows                        33
Notes to Consolidated Financial Statements                   35

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Royal Gold, Inc.:

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

Denver, Colorado
September 11, 1997

                    REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Royal Gold, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Royal Gold, Inc. and Subsidiaries for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements referred to above. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Royal Gold, Inc. and Subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles.



Williams, Richey & Co.

Denver, Colorado
August 28, 1995

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                     as of June 30, 1997 and 1996



                                ASSETS


                                                       1997         1996
                                                     -----------  -----------
Current Assets
  Cash and equivalents (including $270,000
    and $250,000, respectively, subject
    to repurchase agreements)                        $ 3,333,298  $ 3,308,292
  Marketable securities                                4,995,370    5,015,000
 Trade and other receivables                              77,546      336,162
  Royalty receivable in gold                           2,542,975    1,637,573
  Gold inventory                                       2,872,366    1,205,406
  Prepaid expenses and other                             599,091      131,718
  Deferred income tax benefit, net                       635,000       25,000
                                                     -----------  -----------
      Total current assets                            15,055,646   11,659,151

Property and equipment, at cost
  Mineral properties                                   4,070,390    1,832,091
  Furniture, equipment and improvements                  814,976      756,016
                                                     -----------  -----------
                                                       4,885,366    2,588,107

 Less accumulated depreciation
   and depletion                                        (982,950)    (931,997)
                                                     -----------  -----------
    Net property and equipment                         3,902,416    1,656,110

Other Assets
  Other                                                   22,767       22,767
  Deferred income tax benefit                                  0      725,000
                                                     -----------  -----------
      Total other assets                                  22,767      747,767

Total Assets                                         $18,980,829  $14,063,028
                                                     ===========  ===========


                               (continued)

                  The accompanying notes are an integral
             part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS, Continued
                       as of June 30, 1997 and 1996


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       1997           1996
                                                     ---------      ---------
Current Liabilities
  Accounts payable                                 $   961,059    $   487,252
  Accrued liabilities
    Retirement benefits                                 26,400         26,400
    Other                                              126,455         15,877
                                                     ---------      ---------
      Total current liabilities                      1,113,914        529,529

Retirement benefit liabilities                         133,897        110,549
Commitments and contingencies
   (Notes 2, 5 & 9)

Stockholders' equity
  Common stock, $.01 par value, authorized
    40,000,000 shares; and issued
   15,877,202 and 15,478,152 shares,
   respectively                                        158,772        154,782
  Additional paid-in capital                        47,447,397     47,200,643
  Accumulated deficit                              (29,797,978)   (33,852,502)
                                                    ----------     ----------
                                                    17,808,191     13,502,923

  Less treasury stock, at cost
    (15,026 and 15,986 shares, respectively)           (75,173)       (79,973)
                                                    ----------     ----------
      Total stockholders' equity                    17,733,018     13,422,950

Total liabilities and stockholders' equity         $18,980,829    $14,063,028
                                                    ==========     ==========




                  The accompanying notes are an integral
             part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended June 30, 1997, 1996 and 1995




                                            1997          1996        1995
                                           ---------   ---------    ---------
Royalty income                            $8,202,049  $3,680,145     $470,421
Consulting revenue                            18,585      31,544      163,681

Costs and expenses
  Costs of operations                        645,627     371,777      217,109
  Costs of consulting                          5,796      13,215      108,216
  General and administrative               1,705,649   1,203,846    1,014,761
  Exploration                              1,737,798   1,434,264    1,484,599
  Lease maintenance and
    holding costs                            266,245     274,864      189,921
  Depreciation and depletion                  50,953     228,936      102,398
                                           ---------   ---------    ---------
    Total costs and expenses               4,412,068   3,526,902    3,117,004

    Operating income (loss)                3,808,566     184,787   (2,482,902)

Interest and other income                    412,523     441,728      386,036
Gain (loss)on marketable securities          (23,895)    (37,320)      75,721
Interest and other expense                   (27,670)          0       (4,075)
                                           ---------   ---------    ---------
Income (loss) before
  income taxes                             4,169,524     589,195   (2,025,221)

Income tax expense                           115,000           0            0
                                           ---------   ---------    ---------
Net income (loss)                        $ 4,054,524 $   589,195  $(2,025,221)
                                           =========   =========    =========

  Net income (loss) per share            $      0.26 $      0.04   $    (0.14)
                                           =========   =========    =========
  Weighted average shares
    outstanding                           15,615,729  14,868,109   14,265,462


                  The accompanying notes are an integral
             part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             for the years ended June 30, 1997, 1996 and 1995

                                                               Additional
                                         Common Stock           Paid-In
                                       Shares    Amount         Capital
                                     ----------  --------       ----------
Balance, June 30, 1994               13,835,712  $138,357      $40,176,895

Issuance of common stock for:
 Exercise of options                    139,750     1,398          314,977
  Exercise of warrants                   17,500       175           23,855
  Private placement                     500,000     5,000        3,795,000

Issuance of treasury shares
  for lease bonus payment                                            3,875

Net loss for the year
  ended June 30, 1995
                                     ----------   -------       ----------
Balance, June 30, 1995               14,492,962   144,930       44,314,602
                                     ----------   -------       ----------
Issuance of common stock for:
  Exercise of options                    11,190       112           22,521
  Exercise of warrants                  974,000     9,740        2,863,520

Net income for the year
  ended June 30, 1996
                                     ----------   -------       ----------
Balance, June 30, 1996               15,478,152   154,782       47,200,643
                                     ----------   -------       ----------
Issuance of common stock for:
  Exercise of options                   168,550     1,685          110,414
  Exercise of warrants                  230,500     2,305          127,820

Issuance of treasury shares
  for lease bonus payment                                            8,520

Net income for the year
  ended June 30, 1997
                                     ----------   -------       ----------
Balance, June 30, 1997               15,877,202  $158,772      $47,447,397
                                     ==========   =======       ==========

                                (continued)

                  The accompanying notes are an integral
             part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, Continued
              for the years ended June 30, 1997, 1996 and 1995

                                                                     Total
                                                                    Stock-
                                  Accumulated    Treasury Stock     holders'
                                    Deficit     Shares     Amount    Equity
                                     ----------   ------   -------   ---------
Balance, June 30, 1994             ($32,416,476)  16,986 ($ 84,973) $7,813,803

Issuance of common stock for:
  Exercise of options                                                 316,375
  Exercise of warrants                                                 24,030
  Private placement                                                 3,800,000
  Issuance of treasury shares
  for lease bonus payment                         (1,000)    5,000      8,875

Net loss for the year
  ended June 30, 1995                (2,025,221)                   (2,025,221)
                                     ----------   ------    ------  ---------
Balance, June 30, 1995              (34,441,697)  15,986   (79,973) 9,937,862
                                     ----------   ------    ------  ---------
Issuance of common stock for:
  Exercise of options                                                  22,633
  Exercise of warrants                                              2,873,260

Net income for the year
  ended June 30, 1996                   589,195                       589,195
                                     ----------   ------    -----  ----------
Balance, June 30, 1996              (33,852,502)  15,986   (79,973)13,422,950
                                     ----------   ------    ------ ----------
Issuance of common stock for:
  Exercise of options                                                 112,099
  Exercise of warrants                                                130,125

Issuance of treasury shares
  for lease bonus payment                           (960)    4,800     13,320

Net income for the year
  ended June 30, 1997                 4,054,524                     4,054,524
                                     ----------   ------    ------  ----------
Balance, June 30, 1997             ($29,797,978)  15,026  ($75,173)$17,733,018
                                     ==========   ======    ======  ==========


                   The accompanying notes are an integral
              part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended June 30, 1997, 1996 and 1995



                                            1997         1996         1995
                                           ---------    ---------   ---------
Cash flows from operating activities
Net income (loss)                         $4,054,527     $589,195 ($2,025,221)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and depletion              50,953      228,936     102,398
      Unrealized (gain) loss on
        marketable securities                 23,895       37,320     (75,721)
      Deferred tax expense                   115,000            0           0
      Non cash lease bonus expense            13,320            0       8,875
    (Increase) decrease in:
      Trade and other receivables            258,616     (128,478)    (16,980)
      Marketable securities                   (4,265)     (40,750)    (38,224)
      Royalties receivable in gold          (905,402)  (1,608,738)    (28,835)
      Gold inventory                      (1,666,960)  (1,051,168)   (154,238)
      Prepaid expenses and other            (467,373)     (41,811)    (24,058)
      Restricted investments                       0            0     (10,000)
    Increase (decrease) in:
      Accounts payable and
       accrued liabilities                   584,385      311,052       8,198
      Retirement and other
       liabilities                            23,348       (6,400)    (42,134)
                                           ---------    ---------   ---------
      Total adjustments                   (1,974,483)  (2,300,037)    270,719
                                           ---------    ---------   ---------
Net cash provided by (used in)
   operating activities                    2,080,041   (1,710,842) (2,295,940)
                                           ---------    ---------   ---------

                                (continued)


                   The accompanying notes are an integral
              part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS CASH FLOWS, Continued
              for the years ended June 30, 1997, 1996 and 1995

                                            1997         1996         1995
                                           ---------    ---------   ---------
Cash flows from investing activities
  Capital expenditures for
    property and equipment                (2,297,259)  (1,300,853)   (363,283)
                                           ---------    ---------   ---------
Net cash provided by (used in)
  investing activities                    (2,297,259)  (1,300,853)   (363,283)
                                           ---------    ---------   ---------
Cash flows from financing activities
  Proceeds from issuance of
   common stock                              242,224    2,895,893   4,140,405
                                           ---------    ---------   ---------
Net cash provided by
    financing activities                     242,224    2,895,893   4,140,405
                                           ---------    ---------   ---------
  Net increase (decrease) in cash
    and equivalents                           25,006     (115,802)  1,481,182
                                           ---------    ---------   ---------
Cash and equivalents at beginning
  of year                                  3,308,292    3,424,094   1,942,912
                                           ---------    ---------   ---------
Cash and equivalents at end of year       $3,333,298   $3,308,292  $3,424,094
                                           =========    =========   =========


                   The accompanying notes are an integral
              part of these consolidated financial statements.

1.   Operations and Summary of Significant Accounting Policies
     ---------------------------------------------------------
     Operations:
     ----------
     Royal Gold, Inc. (the "Company" or "Royal Gold"), was incorporated under the laws of the state of Delaware on January 5, 1981, and is a gold royalty company engaged in the acquisition, exploration, development, and sale of gold properties, and in the acquisition of gold royalty interests.
The Company also provides financial, operational, and environmental consulting services to companies serving the mining industry. Substantially all the Company's revenues are and can be expected to be derived from royalty interests rather than mining activity conducted by the Company.

     Summary of Significant Accounting Policies:
     -------------------------------------------
          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

          Basis of Consolidation:

               The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its proportionate share of the accounts of unincorporated joint ventures. All significant intercompany transactions and account balances have been eliminated in consolidation.

          Cash Equivalents:

               For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1997, the Company held $270,000 of U.S. government securities under an agreement to resell in July 1997. Due to the short term nature of the agreement, the Company did not take possession of the securities, which were instead held in the Company's safekeeping account by FBS Investments Services, Inc. At June 30, 1997, cash equivalents included approximately $2,758,000 of temporary cash investments in an uninsured government securities money market fund.

          Marketable securities:

               Marketable securities are classified as trading and recorded at market value. At June 30, 1997, the Company held U.S. treasury securities in a principal amount of $5,000,000. The Company acquired these securities, with maturities ranging from September 1997 to November 1998, at a cost of $4,997,890. At June 30, 1997, the market value of these securities was $4,995,370. Included in the statement of operations is the net change in unrealized (losses) for the trading securities of $(23,895) and $(37,320) for the years ended June 30, 1997 and 1996, respectively.

          Royalties Receivable in Gold:

               Royalties receivable consists of gold held by Cortez, the operator of the South Pipeline Project, prior to making in-kind royalty payments. These quarterly, in-kind royalty payments are received one month and one day after the production quarter. At June 30, 1997, 7,601 ounces of gold related to the June 30 quarterly production is recorded as a receivable valued at current market value. This gold was received on August 1, 1997. Royal Gold has exposure for any changes in gold price on this receivable between the end of the quarter and the time of receipt.

          Gold Inventory:

               Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is leased by gold traders or stored by the Company's refiner in Utah. The inventory is carried at market value with unrealized gains or losses included in the results of operations for the period. At June 30, 1997, the Company held 8,509 ounces of gold bullion in inventory.

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

          Net Income and Net Income or Loss Per Share:

               Net income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during each year. Common stock equivalents have been excluded from the computation since the effect is immaterial or antidilutive.

               In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share("SFAS 128"), which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. SFAS 128 will change the computation, presentation and disclosure requirements for earnings per share. SFAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement. Beginning with the first quarter of fiscal 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Management has not determined the effect of this statement on earnings per share as presented.

               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (" SFAS 130"), Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders.
               Management is currently evaluating the requirements of SFAS
               130.


2. Property and Equipment

     The net carrying value of the Company's property and equipment consists of the following components at June 30, 1997 and 1996:

                                            1997           1996
                                          ---------     ---------
     Mineral Properties:
       South Pipeline-
            Net Profits Interest          $    -       $     -
       South Pipeline-
       Capped NSR Royalty                      -            3,831
       Long Valley                        3,675,281     1,436,981
       Camp Bird                            120,110       120,110
                                          ---------     ---------
                                          3,795,391     1,560,922
     Office furniture, equipment
          and improvements                  107,025        95,188
                                          ---------     ---------
        Net property and equipment       $3,902,416    $1,656,110
                                          =========     =========

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

     A.   South Pipeline Project

     The Company owns a royalty interest in the South Pipeline Project, a sediment-hosted gold deposit located in Lander County, Nevada, and covers over 4,000 acres of unpatented mining claims. The South Pipeline Project is operated by Cortez Gold Mines ("Cortez"), a joint venture of Placer Dome North America ("PDNA") and Kennecott Minerals Company.

     Under a royalty interest agreement, Cortez, as operator, committed to an exploration and development work program.
     After payback, as defined in the agreement, the Company will receive a 20% net profits royalty or, at its election beginning with production and annually thereafter, a Net Smelter Returns ("NSR") royalty according to a schedule tied to indexed gold prices. The NSR royalty ranges from 2.5% for an indexed price of $350 per ounce to 5.5% for an indexed price in excess of $500 per ounce. Under either royalty arrangement, the Company may elect to take its royalty "in-kind."

     The Company receives advance royalty payments of $150,000 per year, and all such payments are to be recouped by Cortez from production royalty payments.

     If Cortez does not diligently proceed with development of the Project, then the Company may elect to put the Project into production, thereby securing 100% of the working interest therein, subject to granting a 20% production royalty to Cortez identical to the one described above. Royal Gold would then be entitled to use, under a normal tolling arrangement and as available, the Cortez milling facilities in the vicinity, including any built or to be built for the Pipeline project.

     B.   Long Valley

     In April 1989, the Company entered into a joint venture agreement with Standard Industrial Minerals, Inc. ("Standard") to explore and develop a property located in Mono County, California (the "Long Valley Project").

     In November 1993, the Company and Standard amended the joint venture agreement to provide for the Company's option, exercisable through December 31, 1997, to acquire the entirety of Standard's interest at Long Valley upon payment of $1,000,000. Option consideration payments aggregating $125,000 are payable each November of 1993, 1994, 1995 and 1996, with $125,000 of such sum having been paid. Up to $100,000 of such payments (the total of the payments made in 1995 and 1996) are creditable against the option exercise amount.

     The Company has conducted substantial drilling programs at Long Valley in fiscal 1995, fiscal 1996, and fiscal 1997 and has discovered additional deposits of gold mineralization.

     Based on the results of the drilling, the Company has determined that a proven/probable reserve exists at the Long
     Valley property as of July 1, 1995.

     Subsequent to June 30, 1997, the Company formed an agreement with AMAX Gold Inc. This agreement provides that AMAX Gold has an option, exercisable through December 31, 1997, to enter into a lease and become responsible for further exploration, permitting, and development at Long Valley. Royal Gold will retain a royalty interest.

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



3.   Retirement Benefits

     In 1987, the Company's Board of Directors agreed to provide retirement benefits for the remaining lifetime of a former executive officer. At June 30, 1997, the liability of $160,297 represents the net present value of estimated future payments to this former officer.

4.   Income Taxes

     The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at June 30, 1997 and 1996, are as follows:

                                            1997          1996
                                          ---------     ---------
     Net operating loss carryforwards   $ 8,994,000   $ 8,787,000
     Mineral property basis                       0             0
     Mineral properties                     265,000       265,000
     Other                                  235,000       135,000
                                          ---------     ---------
     Total gross deferred tax assets      9,494,000     9,187,000

          Valuation allowance            (6,354,000)   (7,174,000)
                                          ---------     ---------
       Net deferred tax assets            3,140,000     2,013,000

     Gold Inventory                      (1,918,000)     (995,000)
     Mineral property basis                (576,000)     (204,000)
     Mineral properties                           0             0
     Deferred taxable income                      0       (53,000)
     Other                                  (11,000)      (11,000)
                                          ---------     ---------
       Total deferred tax liabilities    (2,505,000)   (1,263,000)
                                          ---------     ---------
       Total net deferred taxes        $    635,000   $   750,000
                                          =========     =========

     At June 30, 1997, the Company has approximately $25.6 million of net operating loss carryforwards which, if unused, will expire during the years 2001 through 2011. The Company's ability to generate future taxable income to realize the benefit of its tax assets will depend primarily on the timing and amount of royalty revenue from its South Pipeline net profits interest royalty. Based upon the potential timing of sales of gold inventory, management has estimated that it is more likely than not that the Company will have some net future taxable income within the net operating loss carryforward period. Accordingly, a valuation allowance against the deferred tax asset has been established such that operating loss carryforwards will be utilized primarily to the extent of estimated future taxable income from the net profits interest royalty and reversals of existing deferred tax liabilities.

     The components of income tax expense (benefit) for the years ended June 30, 1997, 1996 and 1995, are as follows:

                               1997       1996        1995
                              -------     -------    -------
Current tax expense          $   -      $    -     $    -
Deferred tax expense(benefit) 935,000     136,000   (685,000)
Increase (decrease) in
     deferred tax asset
  valuation allowance        (820,000)   (136,000)   685,000
                              -------     -------    -------
                            $ 115,000   $     -     $    -
                              =======     =======    =======


     The provision for income taxes for the years ended June 30, 1997, 1996 and 1995, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss from operations as a result of the following differences:

                                         1997         1996        1995
                                      ---------     -------      -------
Total expense(benefit)
       computed by applying
       statutory rate               $ 1,418,000   $ 200,000    $(689,000)
Adjustments of valuation
       allowance                     (1,310,000)   (227,000)     685,800
Other                                     7,000      27,000        4,000
                                      ---------     -------     --------
                                    $   115,000    $    -      $    -
                                      =========     =======     ========

       Included in the fiscal 1997 adjustments of valuation allowance is $820,000 related to fiscal 1997 and $490,000 related to fiscal 1996 caused by changes in fiscal 1996 taxable temporary differences.

       Included in the fiscal 1996 adjustments of valuation allowance is $136,000 related to fiscal 1966 and $91,000 related to fiscal 1995 caused by changes in fiscal 1995 temporary differences.

5.     Commitments

       Operating Lease

       The Company leases office space under a lease agreement which expires October 31, 1999. Future minimum cash rental payments are as follows:





            Years ending June 30,

                   1998                    128,823
                   1999                    132,084
                   2000                     44,028
                                           -------
                                         $ 304,935
                                           =======

       The lease may be terminated at any time after October 31, 1997, upon proper notice and payment of a termination fee equal to the next nine months' ensuing rent.

       Rent expense charged to operations for the years ended June 30, 1997, 1996, and 1995, amounted to $122,300, $143,300 and
       $122,052, respectively. The Company subleased a portion of its premises on a month-to-month basis. The Company recorded sublease rental income of $0, $14,870, and $35,831, for the years ended June 30, 1997, 1996 and 1995, respectively.

       In order for the Company to maintain its current exploration and development properties through fiscal 1998, the Company would incur lease maintenance and holding costs of $1,200,000, which includes the $900,000 payment at the Long Valley property. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in these properties rather than continue to pay holding costs.

       Employment Agreements

       The Company has one-year employment agreements with four of its officers which require total minimum future compensation, at June 30, 1997, of $335,000 through January 1998. The terms of each of these agreements automatically extend, every February, for one additional year, unless terminated by the Company or the officer, according to the terms of the agreements.

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

       During fiscal 1997, warrants to purchase a total of 230,500 shares were exercised, providing proceeds to the Company of $130,125.

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

       On February 5, 1993, the Board of Directors granted to a director, who is a former president of the Company and currently a consultant to the Company, a non-incentive option to acquire up to 150,000 shares of the Company's common stock, at a price of $3.75 per share. During each of fiscal years 1995 and 1994, such director exercised options for 75,000 shares, generating proceeds to the Company, in each year, of $281,250.

       During fiscal 1989, an Employee Stock Option Plan ("Employee Plan") was adopted. In December 1994, shareholders approved an amendment increasing the aggregate number of shares available for issuance under the Employee Plan to 2,150,000. Provisions of the Employee Plan provide for the issuance of either incentive or non-qualified stock options or stock appreciation rights.

       In December 1996, shareholders approved the adoption of an Equity Incentive Plan to replace it stock option plan. A total of 800,000 shares of the Company's common stock have been reserved for issuance under the new plan. The options are exercisable at prices equal to the market value of the Company's common stock as of the date of grant and, in the event of incentive options, expire ten years after the date of grant. (The non-qualified options expire five years after the date of grant.) There have been no stock appreciation rights granted under either the Employee Plan nor the Equity Incentive Plan. During fiscal 1997, options were exercised for 168,550 shares for a total of $112,099.

       The following schedules detail activity related to options and warrants for the years ended June 30, 1995, 1996 and 1997:

                                    Optioned        Average
                                      Shares     Option Prices
                                      ---------         ----
Options Outstanding, June 30, 1994    1,122,470        $0.67

       Granted                          229,250         7.88
       Exercised                       (139,750)        2.26
                                      ---------         ----
Options Outstanding, June 30, 1995    1,211,970         1.85
                                      ---------         ----
       Granted                          191,000         8.50
       Exercised                        (11,190)        3.25
       Surrendered or expired            (1,810)        7.88
                                      ---------         ----
Options Outstanding, June 30, 1996    1,389,970         2.75
                                      ---------         ----
       Granted                          204,000        14.13
       Exercised                       (168,550)        0.67
                                      ---------         ----
Options Outstanding, June 30, 1997    1,425,420         4.63
                                      =========         ====

                                     Warranted      Average
                                       Shares    Warrant Prices
                                       ---------        ----
Warrants Outstanding, June 30, 1994    1,425,000       $2.34

       Exercised                         (17,500)       1.37
                                       ---------        ----
Warrants Outstanding, June 30, 1995    1,407,500        2.35
                                       ---------        ----
       Exercised                        (974,000)       2.95
                                       ---------        ----
Warrants Outstanding, June 30, 1996      433,500        1.00
                                       ---------        ----
       Exercised                        (230,500)       0.56
                                       ---------        ----
Warrants Outstanding, June 30, 1997      203,000        1.50
                                       =========        ====

       At June 30, 1997, under the Directors and Employee Plans and otherwise, the following options are outstanding:

       Number of     Exercise                   Expiration
       Shares        Price        Total            Date
     --------        -------     ---------     -------------
        7,500         2.1875    $   16,406     December 1997
       21,500         4.00          86,000     December 1998
       10,000         9.125         91,250     April 1999
       40,000         7.875        315,000     December 1999
       41,000         8.50         348,500     December 2000
       45,000        14.125        635,625     December 2001
      755,920          .125         94,490     December 2001
       14,000         4.00          56,000     December 2003
      181,500         7.875      1,429,313     December 2004
      150,000         8.50       1,275,000     December 2005
      159,000       14.125       2,245,875     December 2006
    ---------                    ---------
    1,425,420                   $6,593,459
    =========                    =========


       Additionally, warrants to purchase the Company's common shares are outstanding, as follows:

         Number of   Exercise                  Expiration
         Shares      Price       Total            Date
         --------    ------      --------      ----------
          203,000      1.50       304,500       July 1997
          -------                 -------
          203,000               $ 304,500
          =======                 =======

       The shares and exercise prices listed above are generally subject to adjustment in accordance with anti-dilution provisions of each of the warrant agreements.

       The Company measures compensation cost as prescribed by APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. No compensation cost has been recognized in the financial statements as the exercise price of all options grants is equal to the market price of the Company's common stock at the date of grant. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS defines a "fair value" based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income (loss) and per share amounts would have been recorded.



                                              1997            1996
                                            ---------        -------
                  Net income
                    As reported            $4,054,503       $589,195
                    Pro Forma              $3,187,290       $ 82,878

                  Net income per share
                    As reported            $     0.26       $   0.04
                    Pro Forma              $     0.20       $   0.01


       The pro forma amounts were determined using the Black
       Scholes model with the following assumptions:


                                              1997            1996
                                            ---------       --------
                  Expected volatility          53.2 %         53.2 %
                  Expected option term
                    10 year options         5.5 years      5.5 years
                    5 year options          3.5 years      3.5 years
                  Risk-free Interest rate
                    10 year options             6.2 %          6.2 %
                    5 year options              6.0 %          6.0 %
                  Forfeiture rate                 5 %            5 %


       Preferred Stock Purchase Rights:

       On September 10, 1997, the Company's board of directors adopted a stockholders' rights plan in which preferred stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock held as of the close of business on September 11, 1997. The terms of the Rights plan provide that if any person or group were to announce an intention to acquire or were to acquire 15 percent or more of the Company's outstanding common stock, then the owners of each share of common stock (other than the acquiring person or group) would become entitled to exercise a right to buy one one-hundredth of a newly issued share of Series A junior Participating Preferred Stock of the Company at an exercise price of $50 per Right.

7.     Major Customers

       In each of fiscal years 1997, 1996, and 1995, $8,202,049,
       $3,680,145 and $444,411, respectively, of the Company's royalty income was received from the same source. (See Note 2.A.)


8.     Simplified Employee Pension ("SEP") Plan

       The Company maintains a SEP Plan in which all employees are eligible to participate. The Company contributes a minimum of 3% of an employee's compensation to an account set up for the benefit of the employee. If an employee chooses also to contribute to the SEP Plan through salary reduction contributions, the Company will match such contributions to a maximum of 7% of the employee's salary. The Company contributed $67,041, $59,157 and $50,271, in fiscal years 1997, 1996, and 1995, respectively.

9.     Contingencies

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

                             PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Stanley Dempsey
---------------
Age 58, Director Since August 1984; Term Expires 1997
Chairman of the Board and Chief Executive Officer of the Company since April 4, 1988. President and Chief Operating Officer of the Company from July 1, 1987 to April 4, 1988. Consultant to the Company from 1986 to 1987. Member of the Board of Directors of Dakota Mining Corporation, Hazen Research, Inc. and Behre Dolbear and Company, Inc. Prior to 1986, was a Vice President of AMAX, Inc., Greenwich, Connecticut, and Sydney and Perth, Australia, and an attorney at law in private practice. (1)

Edwin W. Peiker, Jr.
--------------------
Age 66; Director Since May 1987; Term Expires 1999
Director. President and Chief Operating Officer of the Company from April 4, 1988, until retirement on February 1, 1992. Vice President of Engineering of the Company from May 1987 to April 4, 1988. From 1983 to 1986, Mr. Peiker was engaged in mineral consulting activities. Mr. Peiker was also a principal in Denver Mining Finance Company from 1984 until 1986. During the period 1966-1983, Mr. Peiker was with the Climax Molybdenum division of AMAX involved in exploration activities worldwide. (1) (2)

John W. Goth
------------
Age 70; Director Since August 1988; Term Expires 1997
Director. Director of Development of the Minerals Information Institute and a consultant to the mining industry. Mr. Goth was formerly a senior executive of AMAX, Inc. and a Director of Magma Copper Company. Mr. Goth is a Director of U.S. Gold Corporation, U.S. Zeolites Inc. and Banro Resources Corp. (2) (3)

James W. Stuckert
-----------------
Age 59; Director Since September 1989; Term Expires 1998
Director. Chairman and CEO of Hilliard Lyons, Inc. Mr. Stuckert is also a Director of Hilliard, Lyons, Inc., DataBeam
Corporation, McBar Medical Industries, and Lawson United
Corporation and a Board Member of the Security Industries
Association.  (2) (3)

Pierre Gousseland
-----------------
Age 75; Director Since June 1992; Term Expires 1998
Director. Financial Consultant. From 1977 until January 1986, Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. Mr. Gousseland is a director of Guyanor Ressources, S.A., Hanover Gold Company, and SMB North America Inc. Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. Formerly, Director of the French American Banking Corp. of New York, the American International Group, Inc., Union Miniere, S.A. (Belgium), Degussa AG (Germany) and IBM World Trade Europe/Middle

East Africa Corporation.  Mr. Gousseland has served on the Chase
Manhattan and Creditanstaldt (Vienna, Austria) International
Advisory Boards and is Past President of the French American
Chamber of Commerce in the United States.  (3)

S. Oden Howell, Jr.
-------------------
Age 57; Director Since December 1992; Term Expires 1999 Director. Secretary and Treasurer of H&N Constructors, Inc., a contractor specializing in remodeling and rehabilitation of government facilities. From 1972 until 1988, Mr. Howell was Secretary/Treasurer of Howell & Howell, Inc. He is currently Director of Florafax International, Inc., and Lawson United Corporation.

Merritt Marcus
--------------
Age 63; Director Since December 1992; Term Expires 1998
Director. President and Chief Executive Officer of Marcus Paint Company, a manufacturer of industrial coatings and Performance Powders, LLC, a manufacturer of industrial powder coatings. Mr. Marcus is also a Director of Lawson United Corporation, and has served several terms as a Director of National Paint and Coatings Association.

Peter B. Babin: Age 43
----------------------
President of the Company since December 1996, formerly Executive Vice President from July 1995 through December 1996 and Senior Vice President from July 1993 through June 1995. From 1989 until 1993, Mr. Babin was a consultant to the Company. From 1986 through 1989, Mr. Babin was Senior Vice President and General Counsel of Medserv Corporation.

Thomas A. Loucks: Age 48
------------------------
Executive Vice President and Treasurer of the Company.  From
August 1985 until August 1988, Mr. Loucks was a Business
Development Analyst with Newmont Mining Company.

Karen P. Gross: Age 43
----------------------
Vice President of the Company since June of 1994.  Corporate
Secretary of the Company since 1989.  From 1987 until 1989, Ms.
Gross was the Assistant Secretary to the Company and Executive
Assistant.

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

      (3) The following exhibits are filed with this annual report on Form 10-K. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K. Those exhibits that have been marked with an asterisk are filed herewith; all other exhibits have been previously filed with the Commission pursuant to the Company's various reports on Forms 10-K, 10-Q, 8-K, 8-A, S-1 and S-8, and are incorporated herein by reference.

           Exhibit
            Number
           -------
           3    (a)  Certificate of Incorporation - Exhibit (b)
                     to the Company's Form 10-K for the fiscal year ended December 31, 1980.

                (b)  Amendment to Certificate of Incorporation -
                     Exhibit (c) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

                (c) Amendment to Certificate of Incorporation dated February 2, 1983 - Exhibit 3 (c) of
                     Registration Statement on Form S-1,
                     Registration No. 2-84642.

                Exhibit
                Number
                -------
                (d)  Amendments to Articles of Incorporation
                     dated May 7, 1987 - Exhibit (xiv) to the
                     Company's Form 10-K  for the year ended
                     June 30, 1987.

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

                Exhibit
                Number
                -------
                (g) Mining Claim and Purchase Option Agreement, dated effective November 30, 1993, between Standard Industrial Minerals, Inc. and Royal Long Valley, Inc - Exhibit 10(p) to the Company's Form 10-K for the year ended June 30, 1994.

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

                (k) Second Amendment to Option Agreement and Grant of Exploration Rights between Union Pacific Minerals, Inc. and Royal Gold, Inc., dated effective January 1, 1996 -
                     Exhibit 10(k) to the Company's Form 10-k for the year ended June 30, 1996.

                (l)  Third Amendment to Option Agreement and
                     Grant of Exploration Rights between Union
                     Pacific Minerals, Inc. and Royal Gold,
                     Inc., dated effective August 15, 1996 -
                     Exhibit 10(l) to the Company's Form 10-K for the year ended June 30, 1996.

                (m)  Consent of Independent Accountants

                (n)  Consent of Independent Accountants

                Exhibit
                Number
                ------
                (o) Shareholders' Rights Agreement Exhibit B to the Company's Form 8-A dated September 11,
                     1997.

                (p)* Restated Option Agreement and Grant of
                     Exploration Rights between Union Pacific
                     Minerals, Inc. and Royal Gold, Inc. dated effective August 22, 1997.

                (q)* Letter agreement among Royal Gold, Inc. and
                     Amax Gold Inc. - Lease and Option to
                     Purchase dated effective August 1, 1997.

           21  *(a) The Company and Its Subsidiaries.

(b)   Reports on Form 8-K:

      1.   None.

* - Filed herewith.



                               EXHIBIT 21

                                THE COMPANY
                            AND ITS SUBSIDIARIES


ROYAL GOLD, INC. AND SUBSIDIARIES


    Denver Mining Finance Company (1)
    Royal Trading Company (1)
    Calgom Mining, Inc. (1)(4)
    Royal Long Valley, Inc. (1)
    Royal Camp Bird, Inc. (1)
    Royal Crescent Valley, Inc. (1)
    Royal Kanaka Creek Corporation (1)
    Environmental Strategies, Inc. (2)
    GRAMEX LTD (3)
    SOMIN LTD (5)
    Royal Gold Australia (3)



(1) Owned 100% by Royal Gold, Inc.
(2) Owned 100% by Denver Mining Finance Company
(3) Owned 50% by Royal Gold, Inc.
(4) Owns a 100% interest in the Goldstripe Project.
(5) Owned 25% by Royal Gold, Inc.

                            SIGNATURES


    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROYAL GOLD, INC.



Date: September 29, 1997          By: /s/Stanley Dempsey
                                      -------------------------
                                       Stanley Dempsey, Chairman,
                                      Chief Executive Officer,
                                       and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 29, 1997          By: /S/Stanley Dempsey
                                      ------------------------
                                      Stanley Dempsey, Chairman,
                                      Chief Executive Officer,
                                       and Director


Date: September 29, 1997          By: /S/Thomas A. Loucks
                                      -------------------------
                                       Thomas A. Loucks,
                                       Treasurer


Date: September 29, 1997          By: /S/John Skadow
                                      -------------------------
                                      John Skadow
                                      Controller


Date: September 29, 1997          By: /S/Edwin W. Peiker, Jr.
                                      -------------------------
                                      Edwin W. Peiker, Jr.,
                                      Director


Date: September 29, 1997          By: /S/John W. Goth
                                      --------------------------
                                      John W. Goth,
                                      Director


Date: September 29, 1997          By: /S/James W. Stuckert
                                      -------------------------
                                      James W. Stuckert,
                                      Director


Date: September 29, 1997          By: /S/Pierre Gousseland
                                      -------------------------
                                      Pierre Gousseland,
                                      Director

Date: September 29, 1997          By: /S/Merritt E. Marcus
                                      -------------------------
                                      Merritt E. Marcus
                                      Director


Date: September 29, 1997          By: /S/S. Oden Howell, Jr.
                                      --------------------------
                                      S. Oden Howell, Jr.
                                      Director