Form 10-Q
period 1997-09-30
ROYAL GOLD INC /DE/
filed 1997-11-14
CIK 85535

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                ----------------------------------
                       WASHINGTON, D.C. 20549




          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                   COMMISSION FILE NUMBER 0-5664


                          ROYAL GOLD, INC.
      ------------------------------------------------------
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                     84-0835164
      -------------------------------       -------------------
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                   SUITE 1000
               1660 WYNKOOP STREET
                 DENVER, COLORADO                  80202-1132
      ----------------------------------------     ----------
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

             YES  X                              NO
                 ---                                ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
     CLASS OF COMMON STOCK                 NOVEMBER 6, 1997
     ---------------------                 -----------------
         $.01 PAR VALUE                    16,923,076 SHARES





                         ROYAL GOLD, INC.

                               INDEX

                                                          PAGE

PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

          Consolidated Balance Sheets ...................  3-4

          Consolidated Statements of Operations .........    5

          Consolidated Statements of Cash Flows .........  6-7

          Notes to Consolidated Financial
             Statements ..................................   8

    Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
            Operations ...................................  13

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K .............. 17

SIGNATURES ................................................ 18






                    ROYAL GOLD, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                            September 30,       June 30,
                                                1997              1997
                                             ----------       ----------

Current Assets
    Cash and equivalents                    $ 2,227,518      $ 3,333,298
    Marketable securities                     5,007,820        4,995,370
    Trade and other receivables                  94,837           77,546
    Royalties receivable in gold              2,252,380        2,542,975
    Gold inventory                            5,389,067        2,872,366
    Prepaid expenses and other                   91,897          599,091
    Deferred income tax benefit,net                   0          635,000
                                             ----------       ----------
        Total current assets                 15,063,519       15,055,646

Property and equipment, at cost
    Mineral properties                        4,184,948        4,070,390
    Furniture, equipment and improvements       813,591          814,976
                                             ----------       ----------
                                              4,998,539        4,885,366

Less accumulated depreciation
    and amortization                           (996,225)        (982,950)
                                             ----------       ----------
       Net property and equipment             4,002,314        3,902,416

 Other Assets                                    37,767           22,767
 Deferred income tax benefit, net               635,000                0
                                             ----------       ----------
       Total other assets                       672,767           22,767

                                             ----------       ----------
                                            $19,738,600      $18,980,829
                                             ==========       ==========






             The accompanying notes are an integral part of
                these consolidated financial statements.

                    ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                               (Unaudited)


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30,     June 30,
                                              1997             1997
                                           ----------       ----------
Current Liabilities
    Accounts payable                      $   884,744       $  961,059
    Accrued liabilities
    Post retirement benefits                   26,400           26,400
    Other                                     161,596          126,455
                                           ----------       ----------
           Total current liabilities        1,072,740        1,113,914


Post retirement benefit liabilities           127,297       133,897
Commitments and contingencies
    (Note 5)

Stockholders' equity
    Common stock, $.01 par value,
       authorized 40,000,000 shares;
       issued 16,095,202 and 15,877,202
       shares, respectively                   160,952          158,772
    Additional paid-in capital             47,746,685       47,447,397
Accumulated deficit                       (29,293,901)     (29,797,978)
                                           ----------       ----------
                                           18,613,736       17,808,191

Less treasury stock, at cost
    (15,026 shares)                           (75,173)         (75,173)
                                           ----------       ----------
       Total stockholders' equity          18,538,563       17,733,018
                                           ----------       ----------
                                          $19,738,600      $18,980,829
                                           ==========       ==========








            The accompanying notes are an integral part of
                these consolidated financial statements.

                    ROYAL GOLD, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                          For the three months ended
                                                 September  30,
                                          ---------------------------
                                             1997             1996
                                          ----------       ----------
Royalty income                           $ 1,764,532      $ 2,508,685
Consulting revenues                           13,400            2,000

Costs and expenses
    Costs of operations                      142,975          166,967
    General and administrative               365,256          400,262
    Direct costs of consulting revenues        4,237                0
    Exploration                              529,928          280,648
    Lease maintenance and holding costs      294,886          191,080
    Depreciation and depletion                13,275           14,989
                                          ----------       ----------
           Total costs and expenses        1,350,557        1,053,946

           Operating income                  281,358        1,456,739

Interest and other income                    108,568          100,401
Gain (loss) on marketable securities         (31,886)           8,531
Interest expense                                -                -
                                          ----------       ----------
           Net income                     $  504,057      $ 1,565,671
                                          ==========       ==========

           Net income per share           $     0.03       $     0.10
                                          ==========       ==========
           Weighted average shares
            outstanding                   15,997,241        15,469,568








            The accompanying notes are an integral part of
                these consolidated financial statements.

                    ROYAL GOLD, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                            For the three months ended
                                                    September 30,
                                             ---------------------------
                                                 1997        1996
                                             ----------       ----------
Cash flows from operating activities
    Net income                                $ 504,057       $1,565,671


Adjustments to reconcile net income
to net cash provided by
(used in) operating activities:
    Depreciation and depletion                   13,275           14,989
    (Gain) loss on marketable securities         31,886           (8,531)
  (Increase) decrease in:
    Trade and other receivables                 (17,291)         227,475
    Marketable securities                       (44,336)          19,156
    Royalties receivable in gold                290,595         (907,464)
    Inventory                                (2,516,701)      (1,605,279)
    Prepaid expenses and other                1,142,192           (2,372)
  Increase (decrease) in:
    Accounts payable and accrued liabilities    (41,174)         299,995
    Post retirement liabilities                  (6,600)          (1,400)
                                             ----------       ----------
Total Adjustments                            (1,148,154)      (1,963,431)
                                             ----------       ----------
Net cash provided by (used in) operating
    activities                                 (644,097)        (397,760)
                                             ----------       ----------

Cash flows from investing activities
    Capital expenditures for
       property and equipment                  (113,173)        (596,260)
    (Increase) decrease in other assets        (650,000)               0
                                             ----------       ----------
Net cash provided by (used in) investing
    activities                                 (763,173)        (596,260)
                                             ----------       ----------


                              (Continued)




           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (Unaudited)



                                          For the three months ended
                                                September 30,
                                          ---------------------------
                                             1997             1996
                                          ----------       ----------
Cash flows from financing activities

Proceeds from issuance of common stock   $   301,490      $     6,147
Net cash provided by (used in) financing  ----------       ----------
    activities                               301,490            6,147
                                          ----------       ----------

Net increase (decrease) in cash and
    equivalents                           (1,105,780)        (987,873)
Cash and equivalents at beginning         ----------       ----------
    of period                              3,333,298        3,308,292
                                          ----------       ----------
Cash and equivalents at end of period    $ 2,227,518      $ 2,320,419
                                          ==========       ==========





            The accompanying notes are an integral part of
               these consolidated financial statements

                             ROYAL GOLD, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1997.

1. PROPERTY AND EQUIPMENT
Property and equipment consists of the following components at September 30, 1997, and June 30, 1997:

                                    September 30,          June 30,
                                         1997               1997
                                    -------------       -------------
   Mineral Properties:
       South Pipeline-
         Net Profits Interest        $     -             $     -
       Long Valley                    3,789,838           3,675,281
       Camp Bird                        120,110             120,110
                                    -------------      -------------
                                      3,909,948           3,795,391

   Office furniture, equipment
      and improvements                  92,366              107,025
                                   -------------       -------------
    Net property and equipment      $4,002,314           $3,902,416
                                   =============       =============

As discussed in the following paragraphs, activity is being conducted on substantially all of the Company's mineral properties. The results of these activities to date have not resulted in any conclusions that the carrying value of these properties will or will not be recoverable by charges against income from future mining operations or a subsequent sale of the properties. Realization of these costs is dependent upon the success of the subsequent development or sale of those deposits or properties, or the production of gold from existing resources. The outcome of these matters is contingent upon future events which cannot be determined at this time.

Presented below is a discussion of the status of each of the Company's significant mineral properties.

    A.   SOUTH PIPELINE (CRESCENT VALLEY)

         The South Pipeline property is a claim block containing sediment-hosted gold deposits located in Lander County, Nevada. Pursuant to an agreement dated September 18, 1992, the Company holds a 20% net profits interest in this project. Cortez Gold Mines ("Cortez") is the project operator. Heap Leach production is continuing at the Crescent Pit portion of the project. The remainder of the project contains the principal reserves at South
         Pipeline and is currently being permitted. Cortez is also exploring for additional mineralization.

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

         All Crescent Pit mill-grade ore was processed by June 30, 1997, except for work in process material. The net profits for this production were recorded in the first quarter of fiscal 1998 and resulted in revenues of $1,608,856. Additionally the Company's net profits interest on heap leach material at the Crescent Pit resulted in revenues of $198,659 for the quarter.

         The Company anticipates that production from Crescent Pit heap leach material will continue through fiscal 1998.

    B. LONG VALLEY

         The Long Valley Property, in Mono County, California, is subject to an agreement between the Company and Standard Industrial Minerals, Inc. Pursuant to the agreement, the Company is entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property, upon payment of $1,000,000. The Option Agreement, which can be terminated by the Company at any time, involves annual option consideration payments which would total $125,000, if all four such payments were made. Up to $100,000 of the payments (namely, the payments that were made in 1995 and 1996) may be credited against the option exercise amount.

         During the quarter, the Company entered into an agreement with Amax Gold Inc. This agreement provides that Amax Gold has an option, exercisable through December 31, 1997, to enter into a lease and become responsible for further exploration, permitting, and development of Long Valley, and for construction and operation of any mine that may be developed. If Amax Gold exercises its option, it will then pay $300,000 to Royal Gold and make advance minimum royalty payments of $250,000 per year to Royal Gold until the Long Valley property is in production. Amax Gold can terminate the agreement at any time, but would thereby relinquish any interest in the property. After Long Valley is in production, and upon payback of the investments made by both Royal Gold and Amax Gold, Royal Gold will receive 22% of net operating cash flow from the property or, at Royal Gold's election, a sliding scale net smelter returns royalty that is indexed to the price of gold and capped at 5.5%. Upon execution of this agreement with Amax Gold, the Company received a payment of $150,000. The Company maintains the obligation to pay Standard Industrial Minerals the $900,000 net property purchase price due in December 1997.


       C.      CAMP BIRD

         At September 30, 1997, capitalized costs of $120,000 represent the Company's ownership of patented mining claims. Management believes that these claims have value for their mineral potential and the real estate development potential.


2.     INCOME TAXES

       At June 30, 1997, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $25.6 million. If not used, the net operating loss carryforwards will expire during the years 2001 through 2011.

       Management has estimated that is more likely than not that the Company will have some net future taxable income within the net operating loss carryforward period and has established a $635,000 deferred tax asset.


3.     ROYALTIES RECEIVABLE IN GOLD

       At September 30, 1997, 6,959 ounces of gold related to the September 30 quarterly production is recorded as a receivable. This gold was received on October 31, 1997. Royal Gold has exposure for any changes in gold price on this receivable between the end of the quarter and the time of receipt.


4.     INVENTORY

       Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is leased by gold traders or stored by the Company's refiner in Utah. The inventory is carried at market value with unrealized gains or losses included in the results of operations for the period. At September 30, 1997, the Company held 16,155 ounces of gold bullion in inventory. Substantially all of the Company's gold inventory was leased by gold traders at quarter end.


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


6.     GENERAL

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the financial statements and the notes included in the Company's audited consolidated financial statements as of June 30, 1997.

       The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

       Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.


                        ROYAL GOLD, INC.
          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has continued to explore its properties and anticipates continued exploration activities for the remainder of the year.
The Company's long-term viability is ultimately dependent upon the successful exploration and subsequent development and operation by others of the Company's mineral interests. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any such property, the Company will reevaluate the property and may substantially increase or decrease the level of expenditures on that particular property. The profitability and reserves of the Company are affected by the prevailing gold price.

LIQUIDITY AND CAPITAL RESOURCES

Royal Gold is engaged in the acquisition and management of gold royalty interests, and in the exploration, development, and sale of gold properties.

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

At September 30, 1997, the Company had a working capital surplus of $13,990,779. Current assets were $15,063,519, compared to current liabilities of $1,072,740, for a current ratio of 14 to 1. This compares to current assets of $15,055,646, and current liabilities of $1,113,914, at June 30, 1997, resulting in a current ratio of 14 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, gold leasing income, and the issuance of common stock. During the first quarter of fiscal 1998, the Company earned $1,807,515 in royalties from its net profits interest at South Pipeline. This $1,807,515 is comprised of $1,608,856 related to mill-grade material and $198,659 from heap leach ore from the Crescent Pit. All mill-grade material from the Crescent Pit has now been processed. Heap leach production will continue through fiscal 1998. The Company earned $108,568 in interest income on its cash and marketable securities portfolio. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months, has an adjusted cost basis of $4,999,219, and had a market value, at

September 30, 1997, of $5,007,820. On November 11, 1997, the gold price based on the London P.M. fix was $312.65, a decrease of $19.45 per ounce since September 30, 1997.

On October 20, 1997, the Company sold 800,000 shares of common stock, to a institutional investor in Canada, resulting in net proceeds of $6,200,000. The proceeds of this offering will be used to advance the Company's royalty acquisition program, exploration activities, and general corporate purposes.

On October 28, 1997, the Company repurchased 8,700 common shares at a cost of $55,985. This repurchase was made in accordance with the Company's stock repurchase program announced on May 2, 1997.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. Revenues from the Company's interest in the South Pipeline project will decrease versus fiscal 1997. However, the Company has adequate working capital to maintain planned levels of activities. The Company continues to discuss the timing of production at South Pipeline with Placer Dome, who is updating the life-of mine projections and reviewing various production scenarios.

The Company anticipates total general and administrative expenses for fiscal 1998 to be approximately $1,400,000, of which $365,000 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $1,400,000, of which $825,000 has been spent. Development expenditures at Long Valley are estimated at $1,200,000 (principally the $900,000 net property payment due in December
1997), of which $265,000 has been spent. Because of the seasonal nature of the Company's activities, development, exploration and holding costs are disproportionately incurred during the quarter ended September 30. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The Company does not anticipate any significant production from the South Pipeline deposit during the remainder of the fiscal year.

On October 6, 1997, the Company announced that it had optioned its Buckhorn South project, located in Eureka County, Nevada, to Independence Mining Company, Inc. ("IMC"). Under the agreement, IMC will explore Buckhorn South, and, depending upon exploration results, will take an assignment of Royal Gold's interest in the property. Royal Gold will retain a 14% net profits interest royalty on the property if IMC exercises its option. Under the agreement, Royal Gold will also have the opportunity to acquire carried interests in two exploration properties of IMC: Carico Lake and Lone Mountain.

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


RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO THE QUARTER
ENDED SEPTEMBER 30, 1996

For the quarter ended September 30, 1996, the Company reported net income of $504,057, or $.03 per share, as compared to net income of $1,565,671, or $.10 per share, for the quarter ended September 30, 1996.

Royalty income for the current quarter of $1,764,532, compared to $2,508,685 for the quarter ended September 30, 1996, relates to Royal Gold's interest in the South Pipeline property. The decrease is attributable to the completion of mill production at the Crescent Pit in fiscal 1997 with the resulting production of in-process inventory in the current quarter. Heap leach production decreased to $198,659 due to fewer tons being added to the heap leach pad in the current quarter as compared with the same quarter last year. The Company anticipates ongoing heap leach production through fiscal 1998.

General and administrative costs of $365,265 for the current quarter have decreased from $400,262 for the quarter ended
September 30, 1996, primarily because of expenditures incurred for the pending application to relist the Company's common stock on the Nasdaq National Market System during the quarter last year.

Exploration expenditures of $529,928 for the quarter ended September 30, 1997, increased from $280,648 for the quarter ended September 30, 1996, primarily from exploration activity on Royal High Desert Joint Venture properties, in Nevada, and the State Line Diamond District of Colorado and Wyoming, and increased expenditures related to the Company's royalty acquisition program. In the same quarter last year, the Company focused on development of the Long Valley project, which is capitalized.

Lease maintenance and holding costs increased from $191,080 for the quarter ended September 30, 1996, to $294,886 for the quarter ended September 30, 1997, due to advance minimum royalties at Buckhorn
South.

Depreciation, depletion and amortization remained flat at $13,275 for the quarter ended September 30, 1997, compared with $14,989 for the quarter ended September 30, 1996.

Interest income remained flat at $108,568 for the quarter ended
September 30, 1997, and $100,401 for the quarter ended September
30, 1996.

                   PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended September 30, 1997.

                                   17





                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: November 14, 1997              By: /s/ Stanley Dempsey
                                        ---------------------
                                        Stanley Dempsey
                                        Chairman of the Board and
                                        Chief Executive Officer




Date: November 14, 1997              By: /s/ Thomas A. Loucks
                                        ---------------------
                                        Thomas A. Loucks
                                        Treasurer
                                        (chief financial officer)

