Form 10-Q
period 1997-12-31
ROYAL GOLD INC /DE/
filed 1998-02-17
CIK 85535

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

             YES  X                              NO
                 ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
     CLASS OF COMMON STOCK                 FEBRUARY 12, 1998
     ---------------------                 -----------------
         $.01 PAR VALUE                    16,824,876 SHARES



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

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K .............. 21

SIGNATURES ................................................ 22


Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially include, among others, decisions and activities of Cortez regarding the Pipeline and South Pipeline deposits, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.





                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                           December 31,     June 30,
                                               1997           1997
                                           -----------     -----------

Current Assets
    Cash and equivalents                   $ 6,649,947     $ 3,333,298
    Marketable securities                    5,015,316       4,995,370
    Receivables
      Trade and other                          212,539          77,546
    Royalties receivable in gold                     0       2,542,975
    Gold inventory                           6,727,856       2,872,366
    Prepaid expenses and other                  90,972         599,091
    Deferred income tax benefit                635,000         635,000
                                           -----------     -----------
      Total current assets                  19,331,630      15,055,646
                                           -----------     -----------
Property and equipment, at cost
    Mineral properties                       4,403,605       4,070,390
    Furniture, equipment and improvements      674,041         814,976
                                           -----------     -----------
                                             5,077,646       4,885,366

Less accumulated depreciation,
    depletion and amortization                (855,023)       (982,950)
                                           -----------     -----------
      Net property and equipment             4,222,623       3,902,416

    Other assets                                57,567          22,767
                                           -----------     -----------
                                           $23,611,820     $14,063,028
                                           ===========     ===========


            The accompanying notes are an integral part of
               these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                           December 31,     June 30,
                                               1997           1997
                                           -----------     -----------
Current Liabilities
    Accounts payable                       $   653,684     $   961,059
    Accrued liabilities
      Post retirement benefits                  26,400          26,400
      Other                                    354,551         126,455
                                           -----------     -----------
         Total current liabilities           1,034,635       1,113,914


Post retirement benefit liabilities            120,698         133,897
Commitments and contingencies
    (Note 5)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued 16,945,602 and 15,877,202
      shares, respectively                     169,456         158,772
    Additional paid-in capital              53,964,567      47,447,397
Accumulated deficit                        (31,031,903)    (29,797,978)
                                           -----------     -----------
                                            23,102,120      17,808,191

Less treasury stock, at cost
    (120,726 and 15,026 shares,
      respectively)                           (645,633)        (75,173)
                                           -----------     -----------
      Total stockholders' equity            22,456,487      17,733,018
                                           -----------     -----------
                                           $23,611,820     $18,980,829
                                           ===========     ===========


           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                           For the three months ended
                                                  December  31,
                                           ---------------------------

                                               1997            1996
                                           -----------     -----------

Royalty income                             $    75,349     $ 2,271,652
Gain (loss) on gold inventory                 (909,639)       (170,068)
Consulting revenues                              8,951          10,585

Costs and expenses
    Costs of operations                         68,992         173,040
    General and administrative                 413,729         391,424
    Direct costs of consulting revenues            899           4,731
    Exploration                                576,896         478,147
    Lease maintenance and holding costs         63,589          13,702
    Depreciation and depletion                  15,420          11,338
                                           -----------     -----------
            Total costs and expenses         1,139,525       1,072,382
                                           -----------     -----------
            Operating income (loss)         (1,964,864)      1,039,787

Interest and other income                      230,059          75,876
Gain (loss) on marketable securities            (3,197)           (719)
                                           -----------     -----------
  Net income (loss)                        $(1,738,002)    $ 1,114,944
                                           ===========     ===========

  Basic earnings (loss) per share          $     (0.10)    $      0.07
                                           ===========     ===========
  Basic weighted average shares
    outstanding                             16,689,616      15,516,606


  Diluted earnings (loss) per share        $     (0.10)   $       0.07
                                           ===========     ===========
  Diluted weighted average shares
    outstanding                             16,689,616      16,888,871


           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                             For the six months ended
                                                   December 31,
                                           ---------------------------

                                               1997            1996
                                           -----------     -----------

Royalty income                             $ 1,878,864     $ 4,821,112
Gain (loss) on gold inventory                 (948,621)       (210,843)
Consulting revenues                             22,351          12,585

Costs and expenses
    Costs of operations                        211,968         340,007
    General and administrative                 778,985         791,686
    Direct costs of consulting revenues          5,135           4,731
    Exploration                              1,106,825         758,795
    Lease maintenance and holding costs        358,475         204,782
    Depreciation and depletion                  28,695          26,327
                                           -----------     -----------
            Total costs and expenses         2,490,083       2,126,328
                                           -----------     -----------
            Operating income (loss)         (1,537,489)      2,496,526

Interest and other income                      338,627         176,277
Gain (loss) on marketable securities           (35,083)          7,812
                                           -----------     -----------

    Net income (loss)                      $(1,233,945)    $ 2,680,615
                                           ===========     ===========

  Basic earnings (loss) per share          $     (0.08)    $      0.17
                                           ===========     ===========
  Basic weighted average shares
    outstanding                             16,342,469      15,493,087


  Diluted earnings (loss) per share        $     (0.08)    $      0.16
                                           ===========     ===========
  Diluted weighted average shares
    outstanding                             16,342,469      16,865,352



          The accompanying notes are an integral part of
              these consolidated financial statements.
                                  6




                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                            For the six months ended
                                                  December 31,
                                           ---------------------------
                                               1997           1996
                                           -----------     -----------
Cash flows from operating activities
    Net income (loss)                      $(1,233,945)     $2,680,615


Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
    Depreciation and depletion                   28,695         26,327
    Unrealized (gain) loss
      on marketable securities                   35,083         (7,812)
    Unrealized (gain) loss on
      gold inventory                            948,621        210,843
 Noncash exploration expense                          0         13,520
  (Increase) decrease in:
   Trade and other receivables                 (134,993)       244,714
    Marketable securities                       (55,031)        19,390
    Royalties receivable in gold              2,542,975       (438,035)
    Inventory                                (4,804,119)    (2,718,568)
    Prepaid expenses and other                  508,117          6,762
  Increase (decrease) in:
    Accounts payable and accrued liabilities    (79,279)       375,695
    Post retirement liabilities                 (13,199)        (3,200)
                                            -----------    -----------
Total Adjustments                            (1,023,120)    (2,270,363)
                                            -----------    -----------
Net cash provided by (used in) operating
    activities                               (2,257,065)       415,052
                                            -----------    -----------

Cash flows from investing activities
      Capital expenditures for
     property and equipment                    (348,902)    (1,648,676)
      (Increase) decrease in other assets       (34,800)             0

Net cash provided by (used in) investing    -----------    -----------
    activities                                 (383,702)    (1,648,676)
                                            -----------    -----------


                             (Continued)



          The accompanying notes are an integral part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)



                                            For the six months ended
                                                  December 31,
                                           ---------------------------
                                               1997            1996
                                           -----------     -----------
Cash flows from financing activities

Proceeds from issuance of common stock    $  6,527,876     $    76,072
Purchases of common stock                     (570,460)              0
Net cash provided by (used in) financing   -----------     -----------
    activities                               5,957,416          76,072
                                           -----------     -----------

Net increase (decrease) in cash and
    equivalents                              3,316,649      (1,162,352)
                                           -----------     -----------
Cash and equivalents at beginning
    of period                                3,333,298       3,308,292
                                           -----------     -----------
Cash and equivalents at end of period      $ 6,649,947     $ 2,145,940
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

1.PROPERTY AND EQUIPMENT

Property and equipment consists of the following components at December 31, 1997, and June 30, 1997:

                                           December 31      June 30,
                                               1997           1997
                                           -----------     ----------
Mineral Properties:
  South Pipeline-
    Net Profits Interest                    $     -        $    -
  Long Valley                                4,008,495      3,675,281
  Camp Bird                                    120,110        120,110
                                           -----------     ----------
                                             4,222,623      3,795,391
  Office furniture, equipment
    and improvements                            94,018        107,025
                                           -----------     ----------
   Net property and equipment               $4,222,623     $3,902,416
                                           ===========     ==========


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

    A.   SOUTH PIPELINE (CRESCENT VALLEY)

         The South Pipeline property is a claim block containing sediment-hosted gold deposits located in Lander County, Nevada. Pursuant to an agreement dated September 18, 1992, the Company holds a 20% net profits interest in this project. Cortez Gold Mines ("Cortez") is the project operator. Heap leach production is continuing on stockpiled material from the Crescent Pit portion of the project. The remainder of the South Pipeline project contains the principal reserves and is currently being permitted.
         Cortez is also exploring for additional
         mineralization on project ground.

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

         All Crescent Pit mill-grade ore was processed by June 30, 1997, except for work in process material. The net profits for this production were recorded in the first quarter of fiscal 1998 and resulted in revenues of $1,608,856. Additionally, the Company's net profits interest on heap leach material at the Crescent Pit resulted in revenues of $270,008 for the first six months of fiscal 1998. The life-of-mine production at the Crescent Pit totaled 340,000 ounces of gold from both mill-grade and heap leach production. Royal Gold received royalties totaling $14,900,000. This royalty amount was based on $125,100,000 of revenues, $40,900,000 of operating costs, and $2,000,000 as Royal Gold's share of recoupable costs.

         The Company anticipates that production from stockpiled and on-pad heap leach material will continue through fiscal 1998.

    B. LONG VALLEY

         The Long Valley Property, in Mono County, California, is subject to an agreement between the Company and Standard Industrial Minerals, Inc. Pursuant to the agreement, the Company was entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property, upon payment of $1,000,000. The Option Agreement, which was terminable by the Company at any time, involved four annual option consideration payments which totaled $125,000. Up to $100,000 of the payments (namely, the payments that were made in 1995 and 1996) are creditable against the option exercise amount. This agreement was extended as described below.

         In August 1997, the Company entered into an agreement with Amax Gold Inc. This agreement provided that Amax Gold had an option, exercisable through December 31, 1997, to enter into a lease and become responsible for further exploration, permitting, and development of Long Valley, and for construction and operation of any mine that may be developed. Amax Gold could terminate the agreement at any time, but would thereby relinquish any interest in the property. Upon execution of this agreement with Amax Gold, the Company received a payment of $150,000. The Company maintained the obligation to pay Standard Industrial Minerals the $900,000 net property purchase price due in December 1997.

         In November 1997, Amax Gold Inc. terminated its option to explore the Long Valley property.

         In November 1997, the Company announced an increase in the reserve estimate for Long Valley. Based on Royal Gold's drilling results through August 1997, Long Valley contains proven and probable reserves, at a gold price of $350 per ounce, of approximately 39.1 million tons, averaging 0.018 ounces of gold per ton ("opt") (at a cut-off grade of 0.008 opt). The reserves are contained within a mineralized deposit that includes approximately 47.0 million tons of oxidized material, averaging 0.018 opt (using a cut-off of 0.01 opt).

         In December 1997, Royal Gold announced that it had secured, for $100,000, a one-year extension of its option to acquire all of the interest of Standard Industrial Minerals, Inc. in the Long Valley Gold project. Under the terms of the extension, Royal Gold is required to pay $900,000 to Standard Industrial Minerals, on or before December 31, 1998, or else it will forfeit the right to acquire all of Standard Industrial's interest in the Long Valley project.

       C.      CAMP BIRD

         At December 31, 1997, capitalized costs of $120,000 represents the Company's ownership of patented mining claims. Management believes that these claims have value for their mineral potential and the real estate development potential.


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

3.     ROYALTIES RECEIVABLE IN GOLD

       At December 31, 1997, there were no royalties receivable in gold. The royalty payment of $75,349 was credited against the $150,000 advance minimum royalty received in September 1997.

4.     INVENTORY

       Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is leased by gold traders or stored by the Company's refiner in Utah. The inventory is carried at market value at the end of the period with unrealized gains or losses included in the results of operations for the period. At December 31, 1997, the Company held 23,115 ounces of gold bullion in inventory. The Company is exposed to the risk of continued declines in the gold price and will benefit from increases in the gold price. Substantially all of the Company's gold inventory was leased by gold traders at quarter end.

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

       The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended December 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company's primary business strategy is to create and acquire royalties and other carried ownership interests in gold mining properties through exploration and development activity (and subsequent transfer of the operating interest in the subject properties to other firms), and through the direct acquisition of such interests. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

The Company has continued to explore its properties and anticipates continued exploration activities for the remainder of the year. The Company's long-term viability is ultimately dependent upon the acquisitions of gold royalties and the successful exploration and subsequent development and operation by others of the Company's mineral interests. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any such property, the Company will re-evaluate the property and may substantially increase or decrease the level of expenditures on that particular property. The profitability and reserves of the Company are affected by the prevailing gold price.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had a working capital surplus of $18,276,995. Current assets were $19,331,630, compared to current liabilities of $1,034,635, for a current ratio of 19 to 1. This compares to current assets of $15,063,519, and current liabilities of $1,072,740, at September 30, 1997, resulting in a current ratio of 14 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, gold leasing income, and the issuance of common stock. During the second quarter of fiscal 1998, the Company earned $75,349 in royalties on heap leach material from its net profits interest at South Pipeline. Modest heap leach production will continue through fiscal 1998. The Company earned $230,059 in interest income on its cash and marketable securities portfolio and from gold leasing. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months, has an adjusted cost basis of $5,009,912, and had a market value, at December 31, 1997, of $5,015,315.

On October 20, 1997, the Company sold 800,000 shares of common stock, to an institutional investor in Canada, resulting in net proceeds of $6,200,000. The proceeds of this offering will be used to advance the Company's royalty acquisition program, exploration activities, and for general corporate purposes.

During the second quarter of fiscal 1998, the Company repurchased 105,700 common shares at a cost of $570,460. This repurchase was made in accordance with the Company's stock repurchase program announced on May 2, 1997.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. Revenues from the Company's interest in the Crescent Pit will decrease versus production levels obtained in fiscal 1997. However, the Company has adequate working capital to maintain planned levels of activities. More extensive production from the South Pipeline deposit is expected to commence shortly after environmental permitting is completed. Cortez is currently reviewing life of mine scenarios.

The Company anticipates total general and administrative expenses for fiscal 1998 to be approximately $1,400,000, of which $778,985 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $1,900,000 (revised from $1,400,000), of which $1,465,300 has been spent. Development expenditures at Long Valley are estimated at $400,000 (revised from $1,200,000, principally due to the extension related to the $900,000 net property payment which was previously due in December 1997), of which $114,557 has been spent. Because of the seasonal nature of the Company's activities, development, exploration and holding costs are disproportionately incurred during the quarter ended December 31. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The Company does not anticipate any significant production from the South Pipeline deposit during the remainder of the fiscal year.

On October 6, 1997, the Company announced that it had optioned its Buckhorn South project, located in Eureka County, Nevada, to Independence Mining Company, Inc. ("IMC"). Under the agreement, IMC will explore Buckhorn South and, depending upon exploration results, will take an assignment of Royal Gold's interest in the property. Royal Gold will retain a 14% net profits interest royalty on the property if IMC exercises its option. Under the agreement, Royal Gold will also have the opportunity to acquire carried interests in two exploration properties of IMC: Carico Lake and Lone Mountain.

On December 17, 1997, the Company announced that it has entered into exploration and lease purchase option agreements with each of New Concept Mining, Inc. and Nevada Manhattan Mining, Inc. regarding exploration properties in the Manhattan District, Nye County, Nevada, comprised of four separate parcels of land consisting of a total of 31 patented and 233 unpatented mining claims.

Under its agreement with New Concept, Royal Gold will be responsible for the underlying landowner payments totaling $875,000 over a three- to four-year period, and annual work commitments of $250,000 on 3 of the patented and 155 of the unpatented mining claims. New Concept will retain a 4% net smelter returns royalty. Royal Gold has an option, exercisable until November 30, 2001, to acquire all of New Concept's interests in the properties upon payment of $3.475 million. Subject to its satisfaction of any work commitment, Royal Gold may terminate the agreement upon written notice.

The agreement with Nevada Mining is for a three-year period and is extendable for an additional period of three years, subject to continued exploration or production and covers 28 of the patented and 65 of the unpatented mining claims. Royal Gold will be responsible for underlying property maintenance obligations of $100,000. Nevada Manhattan will retain a 4% net smelter returns royalty. Royal Gold has the option to acquire all of Nevada Manhattan's interest in the property upon payment of $5 million. Subject to its satisfaction of any work commitment, Royal Gold may terminate the agreement upon written notice.

On December 22, 1997, the Company announced the results of continued exploration on the South Pipeline Project by Cortez. From the ongoing exploration and development drilling by Cortez at South Pipeline, Royal Gold has calculated an updated manual estimate for the deposit of 117 million tons of mineralized material with an average grade of 0.047 ounces of gold per ton. This manual estimate was calculated using a
0.010 opt global cutoff grade. This estimate does not factor in any mining dilution or processing losses, but does account for all material mined at the Crescent Pit.

On January 30, 1998, Placer Dome U.S. Inc. ("PDUS"), the 60% owner and operator of Cortez Gold Mines, notified the Company that it has updated the reserves and mineralization at South Pipeline. Set forth below is a chart showing the reserves that have been defined at the South Pipeline property as of December 31, 1997:

                Proven and Probable Reserves (1)
                       December 31, 1997

                                         Average
                              Tons        Grade     Contained
                           (millions)  (oz Au/ton)  Oz Au (2)
South Pipeline Property
  Crescent Pit:
    Heap Leach Stockpile (3) 0.58        0.023         13,000

  South Pipeline Deposit:
    Mill Grade Ore (3)      32.70        0.077      2,504,000
    Heap Leach Ore (3)      33.89        0.019        654,000


(1) "Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
        "Proven (Measured) Reserves" are reserves for which
(a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
         "Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
(2) Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed recovery rates are 86% for South Pipeline mill-grade ore, and 60% for heap leach material.
(3) Amounts shown represent 100% of the reserves. The Company holds a 20% net profits interest in this property.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED DECEMBER 31, 1997, COMPARED TO THE
QUARTER ENDED DECEMBER 31, 1996

For the quarter ended December 31, 1997, the Company reported a net loss of $1,738,002 or $0.10 per share, as compared to net income of $1,114,944, or $0.07 per share, for the quarter ended December 31, 1996.

Royalty income for the current quarter of $75,349, compared to $2,271,652 for the quarter ended December 31, 1996, relates to Royal Gold's interest in the South Pipeline property. The decrease is attributable to the completion of mill-grade production at the Crescent Pit in fiscal 1997. All production in the current quarter is attributable to heap leach material, resulted in gold royalties of $75,349. The Company anticipates modest heap leach production from the Crescent Pit through fiscal 1998.

The increased loss on gold inventory relates to a $39.35 decline in gold price since September 30,1997. The Company holds 23,225 ounces of gold inventory, which is exposed to changes in the gold price.

Costs of operations decreased to $68,992 for the quarter ended December 31, 1997, compared to $173,040 for the quarter ended December 31, 1996, primarily because of the levy of Nevada Net Proceeds Tax on the lower revenues from the Crescent Pit.

General and administrative costs of $413,729 for the current quarter have increased from $391,424 for the quarter ended
December 31, 1996, primarily because of increased expenditures incurred related to investor communications.

Exploration expenditures of $576,896 for the quarter ended December 31, 1997, increased from $478,147 for the quarter ended December 31, 1996, primarily from exploration activity on two exploration properties that have subsequently been dropped and on exploration in Europe.

Lease maintenance and holding costs increased from $13,702 for the quarter ended December 31, 1996, to $63,589 for the quarter ended December 31, 1997, due to advance minimum royalties at the recently acquired Manhattan project in Nevada.

Interest income increased from $75,876 for the quarter ended
December 31, 1996, to $230,059 for the quarter ended December
31, 1997 primarily due to increased cash available for investment.


FOR THE SIX MONTHS DECEMBER 31, 1997, COMPARED TO THE SIX
MONTHS ENDED DECEMBER 31, 1996

For the six months ended December 31, 1997, the Company reported a net loss of $1,233,945, or $0.08 per share, as compared to earnings of $2,680,615, or $0.17 per share, for the six months ended December 31, 1996.

Year to date royalty income of $1,878,864, compared to $4,821,112 for the prior year, relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving its full 20% net profits interest for the six months ended December 31, 1996. The decrease is attributable to the completion of mill-grade production at the Crescent Pit in fiscal 1997 with the resulting production of in-process inventory in the first month of the current six month period.

The increased loss on gold inventory relates to a $44.35 decline in gold price since September 30,1997. The Company holds 23,225 ounces of gold inventory, which is exposed to changes in the gold price.

Costs of operations decreased to $211,968 for the six months ended December 31, 1997, compared to $340,007 for the six months ended December 31, 1996, primarily because of the levy of Nevada Net Proceeds Tax on the lower revenues from the Crescent Pit.

General and administrative costs of $778,985 for the six months ended December 31, 1997 remained comparable with $791,686 for the six months ended December 31, 1996.

Exploration expenditures of $1,106,825 for the six months ended December 31, 1997, increased from $758,795 for the six months ended December 31, 1996, primarily due to a higher level of exploration activity at five properties, including the new Manhattan project, the State Line Diamond District and activities in Europe.

Lease maintenance and holding costs increased from $204,782 for the six months ended December 31, 1996, to $358,475 for the six months ended December 31, 1997, due to the escalating holding costs at the Company's exploration properties and a $50,000 advance minimum royalty paid at the Manhattan project.

Interest and other income increased from $176,277 for the six months ended December 31, 1996, to $338,627 for the six months ended December 31, 1997, primarily due to the increased level of funds available for investment.

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

The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

                   PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits
            None
(b)  Reports on Form 8-K
            None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: February 13, 1998    By:  /s/ Stanley Dempsey
                                -------------------
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer




Date: February 13, 1998    By:  /s/ Thomas A. Loucks
                                ---------------------
                                Thomas A. Loucks
                                Treasurer
                                (chief financial officer)



