Form 10-Q
period 1998-03-31
ROYAL GOLD INC /DE/
filed 1998-05-15
CIK 85535

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                            (303) 573-1660
         ---------------------------------------------------
        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

             YES  X                              NO
                 ---                                ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
        CLASS OF COMMON STOCK                 MAY 4, 1998
        ---------------------              -----------------
         $.01 PAR VALUE                    16,913,876 SHARES




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

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K .............. 24

SIGNATURES ................................................ 25


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

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                                March 31,         June 30,
                                                  1998              1997
                                            ------------        ------------

Current Assets
    Cash and equivalents                   $   2,736,134        $  3,333,298
    Marketable securities                      5,019,025           4,995,370
    Receivables
      Trade and other                            307,786              77,546
    Royalties receivable in gold                  10,434           2,542,975
    Gold inventory                             6,976,602           2,872,366
    Prepaid expenses and other                    88,049             599,091
    Deferred income tax benefit                  635,000             635,000
                                            ------------        ------------
      Total current assets                    15,773,030          15,055,646

Property and equipment, at cost
    Mineral properties                         6,921,668           4,070,390
    Furniture, equipment and improvements        675,646             814,976
                                            ------------        ------------
                                               7,597,314           4,885,366

Less accumulated depreciation,
    depletion and amortization                  (902,687)           (982,950)
                                            ------------        ------------
      Net property and equipment               6,694,627           3,902,416

    Other assets                                  57,567              22,767
                                            ------------        ------------
                                           $  22,525,224      $   18,980,829
                                            ============        ============






            The accompanying notes are an integral part of
               these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31,           June 30,
                                                1998                1997
                                            ------------        ------------
Current Liabilities
    Accounts payable                     $       514,751      $      961,059
    Accrued liabilities
      Post retirement benefits                    26,400              26,400
      Other                                       79,248             126,455
                                            ------------        ------------
             Total current liabilities           620,399           1,113,914


Post retirement benefit liabilities              114,097             133,897
Commitments and contingencies
    (Note 6)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued 17,032,602 and 15,877,202
      shares, respectively                       170,326             158,772
    Additional paid-in capital                53,974,573          47,447,397
Accumulated deficit                          (31,632,788)        (29,797,978)
                                            ------------        ------------
                                              22,512,111          17,808,191

Less treasury stock, at cost
    (135,726 and 15,026 shares,
      respectively)                             (721,383)            (75,173)
                                            ------------        ------------
      Total stockholders' equity              21,790,728          17,733,018
                                            ------------        ------------
                                             $22,525,224         $18,980,829
                                            ============        ============





           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                              For the three months ended
                                                      March  31,
                                            --------------------------------
                                                 1998               1997
                                            ------------        ------------
Royalty income                           $       128,509       $   1,115,929
Gain (loss) on gold inventory                    174,054            (105,425)
Consulting revenues                                5,940               3,000

Costs and expenses
    Costs of operations                          112,925             107,689
    General and administrative                   430,493             375,650
    Direct costs of consulting revenues            1,450               1,065
    Exploration                                  368,136             282,830
    Lease maintenance and holding costs          253,991              58,668
    Depreciation and depletion                    47,664              12,035
                                            ------------        ------------
              Total costs and expenses         1,214,659             837,937

              Operating income (loss)           (906,156)            175,567

Interest and other income                        305,271             118,955
Gain (loss) on marketable securities                   0                   0
                                            ------------        ------------
              Net income (loss)        $        (600,885)  $         290,907
                                            ============        ============

    Basic earnings (loss) per share    $           (0.04)       $       0.02
                                            ============        ============
    Basic weighted average shares
                         outstanding          16,875,109          15,688,623


    Diluted earnings (loss) per share  $           (0.04)       $       0.02
                                            ============        ============
    Diluted weighted average shares
                         outstanding          16,875,109          16,802,161







           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                               For the nine months ended
                                                       March 31,
                                            --------------------------------
                                                1998                1997
                                            ------------        ------------

Royalty income                              $  2,007,373        $  6,121,021
Gain (loss) on gold inventory                   (774,568)           (500,248)
Consulting revenues                               28,291              15,585

Costs and expenses
    Costs of operations                          324,893             447,696
    General and administrative                 1,209,478           1,167,336
    Direct costs of consulting revenues            6,585               5,796
    Exploration                                1,474,960           1,041,625
    Lease maintenance and holding costs          612,466             263,450
    Depreciation and depletion                    76,359              38,362
                                            ------------        ------------
              Total costs and expenses         3,704,741           2,964,265
                                            ------------        ------------
              Operating income (loss)         (2,443,645)          2,672,093

Interest and other income                        643,898             295,232
Gain (loss) on marketable securities             (35,083)              4,197
                                            ------------        ------------
              Net income (loss)             $ (1,834,830)       $  2,971,522
                                            ============        ============

    Basic earnings (loss) per share         $      (0.11)       $       0.19
                                            ============        ============
    Basic weighted average shares
                         outstanding          16,517,397          15,557,314


    Diluted earnings (loss) per share       $      (0.11)       $       0.18
                                            ============        ============
    Diluted weighted average shares
                         outstanding          16,517,397          16,670,852






          The accompanying notes are an integral part of
              these consolidated financial statements.
                                  6



                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               For the nine months ended
                                                       March 31,
                                            --------------------------------
                                                1998                1997
                                            ------------        ------------
Cash flows from operating activities
    Net income (loss)                       $ (1,834,830)        $ 2,971,522


Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
    Depreciation and depletion                    76,359             38,362
    Unrealized (gain) loss
  on marketable securities                        35,083             (4,197)
 Unrealized (gain) loss on
  gold inventory                                 774,568            500,248
 Noncash exploration expense                           0             13,520
  (Increase) decrease in:
    Trade and other receivables                 (230,240)           248,728
    Marketable securities                        (58,738)            21,062
    Royalties receivable in gold               2,532,541            626,580
    Inventory                                 (4,878,804)        (1,292,493)
    Prepaid expenses and other                   511,040           (317,142)
  Increase (decrease) in:
    Accounts payable and accrued liabilities    (493,515)           (72,507)
    Post retirement liabilities                  (19,800)            (4,800)
Total Adjustments                             (1,751,506)           (242,639)
                                            ------------        ------------
Net cash provided by (used in) operating
   activities                                 (3,586,336)          2,728,883
                                            ------------        ------------

Cash flows from investing activities
      Capital expenditures for
     property and equipment                   (2,868,570)         (1,825,180)
      (Increase) decrease in other assets        (34,800)                  0
                                            ------------        ------------
Net cash provided by (used in) investing
    activities                                (2,903,370)         (1,825,180)
                                            ------------        ------------

                             (Continued)

          The accompanying notes are an integral part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)



                                               For the nine months ended
                                                       March 31,
                                            --------------------------------

                                                1998                1997
                                            ------------        ------------
Cash flows from financing activities

Proceeds from issuance of common stock      $  6,538,752        $    170,682
Purchases of common stock                       (646,210)                  0
                                            ------------        ------------
Net cash provided by (used in) financing
    activities                                 5,892,542             170,682
                                            ------------        ------------

Net increase (decrease) in cash and
    equivalents                                 (597,164)          1,074,385
Cash and equivalents at beginning
    of period                                  3,333,298           3,308,292
                                            ------------        ------------
Cash and equivalents at end of period       $  2,736,134        $  4,382,677
                                            ============        ============























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

1.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following components at March 31, 1998, and June 30, 1997:

                                     March 31,            June 30,
                                       1998                 1997
                                   ------------        ------------
Mineral Properties:
     South Pipeline-
          Net Profits Interest     $      -            $     -
     Bald Mountain Royalty            2,434,908              -
        Long Valley                   4,058,246           3,675,281
        Camp Bird                       120,110             120,110
                                   ------------        ------------
                                      6,613,264           3,795,391

       Office furniture, equipment
     and improvements                    81,363             107,025
                                   ------------        ------------
   Net property and equipment      $  6,694,627        $  3,902,416
                                   ============        ============

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

         All Crescent Pit mill-grade ore was processed by June 30, 1997, except for work in process material. The net profits for this production were recorded in the first quarter of fiscal 1998 and resulted in revenues of $1,608,856. Additionally, the Company's net profits interest on heap leach material at the Crescent Pit resulted in revenues of $355,093 for the first nine months of fiscal 1998.

         The Company anticipates that production from stockpiled and on-pad heap leach material from the Crescent Pit will continue through calendar 1998.

    B. LONG VALLEY

         The Long Valley Property, in Mono County, California, is subject to an agreement between the Company and Standard Industrial Minerals, Inc. Pursuant to the agreement, the Company was entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property, upon payment of $1,000,000. The Option Agreement, which was terminable by the Company at any time, involved four annual option consideration payments which totaled $125,000. Up to $100,000 of the payments (namely, the payments that were made in 1995 and 1996) are creditable against the option exercise amount. This agreement was extended through December 31, 1998, as described below.

         In August 1997, the Company entered into an agreement with Amax Gold Inc. This agreement provided that Amax

         Gold had an option, exercisable through December 31, 1997, to enter into a lease and become responsible for further exploration, permitting, and development of Long Valley, and for construction and operation of any mine that may be developed. Amax Gold could terminate the agreement at any time, but would thereby relinquish any interest in the property. Upon execution of this agreement with Amax Gold, the Company received a payment of $150,000. The Company maintained the obligation to pay Standard Industrial Minerals the $900,000 net property purchase price due in December 1997 if Amax exercised its option on the property.

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

         In December 1997, Royal Gold announced that it had secured, for $100,000, a one-year extension of its option to acquire all of the interest of Standard Industrial Minerals, Inc. in the Long Valley Gold project. Under the terms of the extension of the option, Royal Gold is required to pay $900,000 to Standard Industrial Minerals, on or before December 31, 1998, or else it will forfeit the right to acquire all of Standard Industrial's interest in the Long Valley project.

       C.      BALD MOUNTAIN

         On March 13, 1998, Royal Gold acquired, from private parties, a 50% undivided interest in a sliding-scale net smelter return royalty that burdens approximately 81% of the current reserves at the Bald Mountain Mine, White Pine County, Nevada. Bald Mountain is owned and operated by Placer Dome U.S. Inc.

         The Company anticipates that the royalty interest will pay, on a 100% basis, at the level of 3.5% net smelter returns for the balance of the mine life at Bald Mountain, accordingly, the Company anticipates that its receipts from royalty-burdened production at Bald Mountain will be at the level of 1.75% net smelter returns.

         Incorporating all costs of acquisition, and certain prospective credits to the producer, which are required to offset historic excess payments, the Company has capitalized this royalty interest at $2,468,312.

         Bald Mountain is a heap leach operation, and production may be affected by seasonal weather conditions. On May 1, 1998, the Company was allocated $43,424 relating to its 1.75% NSR share of production during the quarter ended March 31, 1998; pursuant to an agreement with the operator, 50% of this allocation was retained by the operator as a credit against prior overpayments totaling $218,312.

       D.      CAMP BIRD

         At March 31, 1998, capitalized costs of $120,000 represents the Company's ownership of patented mining claims. Management believes that these claims have value for their mineral potential and the real estate development potential.


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

3.     ROYALTIES RECEIVABLE IN GOLD

       At March 31, 1998, thirty-five ounces of gold related to the March 31 quarterly production from the Crescent Pit is recorded as a receivable. This gold was received on May 1, 1998. Royal Gold has exposure for any changes in the gold price on this receivable between the end of the quarter and the time of receipt.

4.     INVENTORY

       Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is leased by gold traders or stored by the Company's refiner in Utah.
       The inventory is carried at market value at the end of the period with unrealized gains or losses included in the results of operations for the period. At March 31, 1998, the Company held 23,115 ounces of gold bullion in inventory. The Company is exposed to the risk of declines in the gold price and will benefit from increases in the gold price. Substantially all of the Company's gold inventory was leased by gold traders at quarter end. During March 1998, the Company sold forward 5,000 ounces of gold at a price of $302 per ounce for delivery on May 29, 1998. During March 1998, the Company purchased put options at a strike price of $295 per ounce, expiring June 26, 1998, on 18,000 ounces of gold.

5.     EARNINGS PER SHARE COMPUTATION

                              For the nine months ended 3/31/98
                           Income          Shares      Per-Share
                         (Numerator)   (Denominator)     Amount
                         ------------   ----------       ------

       BASIC EPS
       Income available
         to common
         stockholders   $(1,834,830)   16,517,397       (0.11)


       Effect of
         dilutive
         securities                             0
                        ------------   ----------       ------
       DILUTED EPS      $(1,834,830)   16,517,397       (0.11)

                             For the three months ended 3/31/98
                           Income          Shares      Per-Share
                         (Numerator)   (Denominator)     Amount
                         ------------   ----------       ------

       BASIC EPS
       Income available
         to common
         stockholders   $ (600,885)   16,875,109        (0.04)


       Effect of
         dilutive
         securities                            0
                        -----------   ----------       ------
       DILUTED EPS      $ (600,885)   16,875,109       (0.04)

       Options to purchase 646,520 shares of common stock at an average price of $0.28 per share were not included in the computation of diluted EPS because the Company experienced a net loss in both the quarter and nine month periods and these options are anti-dilutive. Options to purchase 884,000 shares of common stock at an average price of $9.57 per share were outstanding at March 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


                              For the nine months ended 3/31/97
                           Income          Shares      Per-Share
                         (Numerator)   (Denominator)     Amount
                         ------------   ----------       ------

       BASIC EPS
       Income available
         to common
         stockholders   $ 2,971,522    15,557,314        0.19


       Effect of
         dilutive
         securities
         Options                          875,150
         Warrants                         238,388
                        ------------   ----------       ------
       DILUTED EPS      $ 2,971,522    16,670,852        0.18

                             For the three months ended 3/31/97
                           Income          Shares      Per-Share
                         (Numerator)   (Denominator)     Amount
                         ------------   ----------       ------

       BASIC EPS
       Income available
         to common
         stockholders   $   290,907    15,688,623        0.02


       Effect of
         dilutive
         securities
         Options                          875,150
         Warrants                         238,388
                        ------------   ----------       ------
       DILUTED EPS      $   290,907    16,802,161        0.02


       Options to purchase 204,000 shares of common stock at an average price of $14.13 per share were outstanding at March 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

6.     CONTINGENCIES AND COMMITMENTS

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

       The Company is committed to pay 1/2 of the first year's $1.7 million expenditure at Milos, of which $375,000 has been spent.

7.     GENERAL

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

       The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had a working capital surplus of $15,152,631. Current assets were $15,773,030, compared to current liabilities of $620,399, for a current ratio of 25 to 1. This compares to current assets of $15,055,646, and current liabilities of $1,113,914, at June 30, 1997, resulting in a current ratio of 14 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, gold leasing income, and the issuance of common stock. During the first nine months of fiscal 1998, the Company earned $1,604,856 from mill-grade ore production at the Crescent Pit, $359,093 from heap leach production at the Crescent Pit, and $43,424 on its recently acquired royalty interest at Bald Mountain. The Company also earned $643,898 in interest income on its cash and marketable securities portfolio and from gold leasing during the nine month period. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months, has an adjusted cost basis of $5,013,621, and had a market value, at March 31, 1998, of $5,019,848.

On October 20, 1997, the Company sold 800,000 shares of common stock, to an institutional investor in Canada, resulting in net proceeds of $6,200,000. The proceeds of this offering will be used to advance the Company's royalty acquisition program, exploration activities, and for general corporate purposes.

During the first nine months of fiscal 1998, the Company repurchased 120,700 of its common shares at a cost of $646,210. This repurchase was made in accordance with the Company's stock repurchase program announced on May 2, 1997, in which the Board of Directors authorized the repurchase of up to $5 million of the Company's common stock, from time-to-time, in the open market or in privately negotiated transactions.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. The Company anticipates receiving $350,000 to $450,000 per year in revenues from its interest at Bald Mountain, assuming a constant gold price of $300 per ounce. This will contribute approximately $75,000 to earnings annually over the estimated mine life. Revenues from the Company's interest in the Crescent Pit will decrease versus production levels obtained in fiscal 1997. More extensive production from the South Pipeline deposit is expected to commence shortly after environmental permitting is completed, which is expected in 1999. Cortez is currently reviewing life of mine scenarios and, during the March 31, 1998 quarter, embarked on a new exploration program at South Pipeline that is budgeted at $3.345 million.

The Company anticipates total general and administrative expenses for fiscal 1998 to be approximately $1,600,000, of which $1,209,478 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $1,900,000 (revised from $1,400,000, due to exploration expenditures anticipated on the island of Milos), of which $1,474,960 has been spent. Development expenditures at Long Valley are estimated at $400,000 (revised from $1,200,000, principally due to the extension related to the $900,000 net property payment which was previously due in December 1997), of which $382,966 has been spent. Because of the seasonal nature of the Company's activities, development, exploration and holding costs are disproportionately incurred throughout the year. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

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


                Proven and Probable Reserves (1)
                       December 31, 1997

                                         Average
                              Tons        Grade     Contained
                           (millions)  (oz Au/ton)  Oz Au (2)
                           ----------  -----------  ---------
South Pipeline Property
  Crescent Pit:
    Heap Leach Stockpile (3) 0.58        0.023         13,000

  South Pipeline Deposit:
    Mill Grade Ore (3)      32.70        0.077      2,504,000
    Heap Leach Ore (3)      33.89        0.019        654,000


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

On March 17, 1998, the Company announced that it had acquired a 50% undivided interest in a sliding-scale, net smelter returns royalty that burdens approximately 81% of the current reserves at the Bald Mountain Mine, White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S., Inc. The mine has been in production since 1984, and has a current projected mine life of approximately seven years, based on proven and probable reserves of 921,000 contained ounces, as of December 31, 1997, as reported by Placer Dome Inc. The Company acquired the interest for a cash payment of $2,250,000 and assumption of $218,312 in debt to the operator of the mine.

On March 18, 1998, the Company announced that it had reached agreements with Athens-based Silver & Baryte Ores Mining Company S.A., and with an Australian investor group, to explore for and mine gold and other minerals in the public mine areas on the Greek island of Milos, and on other islands in the Cyclades chain, in the south Aegean Sea.

Under the agreements, Royal Gold and the Australian investors will jointly fund not less than $5.0 million in exploration and development expense on the Milos project, over a period of three years, at a rate of at least $1.7 million per year, of which $375,000 has been expended. Royal Gold is the operator of the
project.   Royal Gold and the Australian investors may terminate
their interest, vis a vis Silver & Baryte, at any time after $1.7 million has been expended.

Upon completion of the $5.0 million in expenditures, Royal Gold and the Australian investors will have earned a 50% interest in Midas, S.A., and the parties will thereafter participate jointly in further exploration and development. Silver & Baryte may elect to maintain a 50% interest in Midas, S.A., or convert to a 20% net profits interest, or a 5% net smelter returns interest, in any mining project on Milos.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 1998, COMPARED TO THE QUARTER
ENDED MARCH 31, 1997

For the quarter ended March 31, 1998, the Company reported a net loss of $600,885 or $0.04 per share, as compared to net income of $290,907, or $0.02 per share, for the quarter ended March 31, 1997.

Royalty income for the current quarter of $128,509, compared to $1,115,929 for the quarter ended March 31, 1997, primarily relates to Royal Gold's interest in the South Pipeline property. The decrease is attributable to the completion of mill-grade production at the Crescent Pit in fiscal 1997. Production in the current quarter is attributable to $85,085 of heap leach production from the Crescent Pit and royalty income of $43,424 on the recently acquired interest at Bald Mountain. Production at Bald Mountain is from heap leach operations and is therefore seasonal in nature, with the winter months producing less gold than the summer months. The Company anticipates modest heap leach production from the Crescent Pit through fiscal 1998.

The gain on gold inventory relates to a $10.80 increase in gold price since December 31, 1997. The Company holds 23,198 ounces of gold inventory, which has some exposure to changes in the gold price. The Company has sold forward 5,000 ounces of gold at $302 per ounce for delivery on May 29, 1998, and has purchased put options, with a strike price of $295 per ounce, which expire June 26, 1998.

Costs of operations increased to $112,925 for the quarter ended March 31, 1998, compared to $107,689 for the quarter ended December 31, 1996, primarily because of the increased analysis costs related to the South Pipeline stand alone study, offset by decreased costs associated with Nevada Net Proceeds Tax on the lower revenues from the Crescent Pit.

General and administrative costs of $430,493 for the current quarter have increased from $375,650 for the quarter ended March
31, 1997, primarily because of increased expenditures incurred related to investor communications.

Exploration expenditures of $368,136 for the quarter ended March
31, 1998, increased from $282,830 for the quarter ended March 31, 1997, primarily from exploration activity related to a new project in Nevada and the exploration on Milos Island.

Lease maintenance and holding costs increased from $58,668 for the quarter ended March 31, 1997, to $253,991 for the quarter ended March 31, 1998, due to increased advance minimum royalties in Nevada.

Interest income increased from $118,955 for the quarter ended
March 31, 1997, to $305,271 for the quarter ended March 31, 1998 primarily due to increased cash and gold available for investment.


FOR THE NINE MONTHS MARCH 31, 1998, COMPARED TO THE NINE MONTHS
ENDED MARCH 31, 1997

For the nine months ended March 31, 1998, the Company reported a net loss of $1,834,830, or $0.11 per share, as compared to earnings of $2,971,522, or $0.19 per share, for the nine months ended March 31, 1997.

Year to date royalty income of $2,007,373, compared to $6,121,021 for the prior year, primarily relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving its 20% net profits interest for the nine months ended March 31, 1997. The decrease is attributable to the completion of mill-grade production at the Crescent Pit in fiscal 1997 versus the resulting production of in-process inventory in the first month of the current nine month period, heap leach production from the Crescent Pit and the newly acquired royalty at Bald Mountain.

The increased loss on gold inventory relates to a $33.55 decline in gold price since September 30, 1997. The Company holds 23,198 ounces of gold inventory, which has some exposure to changes in the gold price. The Company has sold forward 5,000 ounces of gold at $302 per ounce for delivery on May 29, 1998, and has purchased $295 put options which expire June 26, 1998.

Costs of operations decreased to $324,893 for the nine months ended March 31, 1998, compared to $447,696 for the nine months ended March 31, 1997, primarily because of the levy of Nevada Net Proceeds Tax on the lower revenues from the Crescent Pit offset by increased expenditures of analysis of various mining scenarios at South Pipeline.

General and administrative costs of $1,209,478 for the nine months ended March 31, 1998 remained comparable with $1,167,336 for the nine months ended March 31, 1997.

Exploration expenditures of $1,474,960 for the nine months ended March 31, 1998, increased from $1,041,625 for the nine months ended March 31, 1997, primarily due to a higher level of exploration activity at five properties, including a new property in Nevada, the State Line Diamond District and exploration on the island of Milos, in Greece.

Lease maintenance and holding costs increased from $263,450 for the nine months ended March 31, 1997, to $612,466 for the nine months ended March 31, 1998, due to the escalating holding costs at the Company's exploration properties and advance minimum royalties paid on a new property in Nevada.

Interest and other income increased from $295,232 for the nine months ended March 31, 1997, to $643,898 for the nine months ended March 31, 1998, primarily due to the increased level of cash and gold available for investment.

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


                              ROYAL GOLD, INC.
                                (Registrant)


Date: May 15, 1998         By:  /s/ Stanley Dempsey
                                -------------------
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer




Date: May 15, 1998         By:  /s/ Thomas A. Loucks
                                --------------------
                                Thomas A. Loucks
                                Treasurer
                                (chief financial officer)

