Form 10-K
period 1998-06-30
ROYAL GOLD INC /DE/
filed 1998-09-29
CIK 85535

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                              FORM 10-K

   Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Fiscal Year Ended June 30, 1998.

                     Commission File No. 0-5664

                          ROYAL GOLD, INC.
       ------------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                             84-0835164
    --------------------------------           -------------------
     (State or Other Jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)             Identification No.)

     1660 Wynkoop Street
     Suite 1000
     Denver, Colorado                            80202-1132
    ---------------------                        ----------
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

As of August 27, 1998, the average bid and asked price of the Company's stock was $3.53. The aggregate market value of voting stock held by non-affiliates was $45,023,000. As of August 27, 1998, there were 16,926,876 shares of Common Stock, $0.01 par value, outstanding.

                 Documents Incorporated By Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 17, 1998: Part III, Items 11, 12 and 13.

        Total Number of Pages: 65     Exhibit Index - Page 63



                          TABLE OF CONTENTS
Part I                                                           PAGE
  Items 1.
   and  2.   Business and Properties                               1
  Item  3.   Legal Proceedings                                    24
  Item  4.   Submission of Matters to a Vote
   of Security Holders                                            25

Part II
  Item  5.   Market for Registrant's Common Equity
              and Related Stockholder Matters                     26
  Item  6.   Selected Financial Data                              27
  Item  7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                          28
  Item  8.   Financial Statements
              and Supplementary Data                              32

Part III
  Item 10.   Directors and Executive Officers of the
              Registrant                                          57
  Item 11.   Executive Compensation                               58
  Item 12.   Security Ownership of Certain Beneficial
              Owners and Management                               58
  Item 13.   Certain Relationships and Related
              Transactions                                        58

Part IV
  Item 14.   Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                             59

Exhibit A.   The Company and Its Subsidiaries                     62

Signatures                                                        63

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially from projections or estimates include, among others, decisions and activities of Cortez regarding Pipeline and South Pipeline, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. See "Business and Properties - Risk Factors".







                                PART I

Items 1 and 2.  BUSINESS AND PROPERTIES


GENERAL

Royal Gold, Inc. (together with its subsidiaries, "Royal Gold" or the "Company"), is engaged in the acquisition, exploration and development of gold properties, and in the acquisition of gold royalties.

The Company conducts exploration and development activity on gold and other properties containing precious minerals and seeks to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. The Company also seeks to acquire existing royalties. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

The Company's principal mineral property interests are a carried 20% net profits royalty interest in the South Pipeline property, operated by Cortez Gold Mines, and a 1.75% net smelter returns royalty interest on approximately 81% of the Bald Mountain mine, operated by Placer Dome U.S. Inc. South Pipeline is located in Crescent Valley, Nevada, and gold production commenced at that property in September 1994 (see "South Pipeline Property" below.) In fiscal 1998, the Company generated revenues of $2,175,786 from its royalty interest at South Pipeline. Effective January 1, 1998, the Company purchased an existing royalty on portions of the Bald Mountain Mine. During fiscal 1998, this royalty yielded $128,643 in revenues to Royal Gold. The Company also owns three other royalty interests on exploration projects in Nevada. The Company also conducted its own development program at Long Valley, in Mono County, California, and is engaged in exploration at the Milos Gold project, Milos Greece, and at several other prospects in Nevada. The Company is also evaluating opportunities in Europe and Australia.

The Company is also engaged, through two wholly-owned subsidiaries, Denver Mining Finance Company ("DMFC") and Environmental Strategies, Inc. ("ESI"), in providing financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 1998, income generated from consulting services was not material.

The Company was incorporated under the laws of the State of Delaware on January 5, 1981. Its executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202. See Exhibit 21, "The Company and Its Subsidiaries."


Developments During Fiscal 1998
-------------------------------
The highlights of fiscal 1998 were:

(1) The Company earned $2,047,143 on its net profits interest at South Pipeline. Mill-grade ore yielded $1,604,856 and heap leach material produced revenues of $442,287. This compares with $8,899,537 earned on its net profits in fiscal 1997.

(2) Effective January 1, 1998, the Company acquired a 50% undivided interest in a 3 1/2% sliding-scale net smelter return royalty that burdens approximately 81% of the Bald Mountain Mine, White Pine County, Nevada. At December 31, 1997, the portion of the mine covered by this royalty contained proven and probable reserves of 11,628,000 tons of ore, at an average grade of 0.064 ounces per ton ("opt"), containing approximately 748,000 ounces of gold. The Company acquired the interest for $2,250,000 and assumed $218,312 in debt. The Company earned $128,643 on its royalty interest at Bald Mountain.

(3) In March 1998, the Company signed agreements with Athens-based Silver and Baryte Ores Mining Company S.A., and with an Australian investor group, to explore for and mine gold and other materials in the public mining areas on the Greek island of Milos, and on other islands in the Cyclades chain, in the south Aegean Sea. Under the Agreement, Royal Gold and the Australian investors will jointly fund not less than $5.0 million ($2.5 million each) in exploration and development expenses on the Milos project during a three year period, at a rate of at least $1.7 million per year.

(4) In December 1997, the Company's estimate of the mineralized deposit at South Pipeline was increased to 113 million tons of mineralized material, with an average grade of 0.046 opt, based on drilling during the period September 1994 through calendar year 1997 carried out by Cortez. At June 30, 1998, Cortez updated its reserve estimate (to reflect a gold price of $350 per ounce) at South Pipeline to 70.6 million tons of ore at an average grade of 0.045 ounces of gold per ton, containing 3.15 million ounces of gold.

(5) In December 1997, gold spot prices fell to $283 per ounce, an eighteen year low. Subsequent to June 30, 1998, the gold price was depressed further to $273 per ounce.

(6) In August 1997, the Company entered into an agreement with Amax Gold, Inc. This agreement provided that Amax Gold had an option, exercisable through December 31, 1997, to enter into a lease and become responsible for further exploration, permitting, and development of the Long Valley project. Upon execution of this agreement with Amax Gold, the Company received a payment of $150,000. In November 1997, Amax Gold, Inc. terminated its option to explore the Long Valley property.

(7) The Company increased its reserve estimate at the Long Valley property to 39.1 million tons of ore, at an average grade of 0.018 opt, containing 704,000 ounces of gold (at an assumed gold price of $350 per ounce). (See "Properties - Long Valley" below.)

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


South Pipeline Property
-----------------------
The South Pipeline property royalty interest is the Company's most significant gold property interest. The South Pipeline Project is operated by Cortez Gold Mines ("Cortez"), a joint venture of Placer Dome U.S. Inc. ("PDUS") and Kennecott Corporation. The South Pipeline Project is located in Lander County, Nevada, approximately 60 miles southwest of Elko. The project involves over 4,000 acres of unpatented mining claims (the "GAS Mining Claims"), which Cortez leases from ECM, Inc. ("ECM").

The Company currently holds a fully-carried royalty interest in the South Pipeline Project. (That is, the Company is never obliged to advance any of the costs of exploration, development or production at South Pipeline.) During payback of capital expenditures, the Company receives 4% of net profits. After payback of capital expenditures, the Company, at its annual election, can either receive a 20% net profits royalty interest or a sliding scale 2.5% to 5.5% net smelter returns ("NSR" (1)) royalty interest in all

------------------------
(1)"Net smelter returns" or "NSR" royalty interest means that the royalty holder receives a defined percentage of the gross revenue less a proportionate share of incidental transportation, insurance and processing costs.

production from the GAS Mining Claims. Under either royalty interest, the Company may elect to take its share of production in-kind. In November 1997, the Company made its annual election to receive its production in-kind for the next year.


Background
----------
As has been described extensively in prior years, the Company has been involved with this property since 1987. The Company, as the original operator of a joint venture with Cortez, conducted the initial exploration work at South Pipeline, which was then referred to as "Crescent Valley." Reverse circulation drilling programs conducted by the Company in calendar years 1988, 1989 and 1990 resulted in identification of one sediment-hosted, "Carlin-type" disseminated gold deposit and the identification of other gold anomalies.

In 1991, the Company decided to sell its interest in the property to Cortez. In September 1992, however, the Company recovered a 20% net profits interest on the South Pipeline property following settlement of litigation brought by the Company against Cortez. Under the Agreement, Cortez, as operator and manager, committed to an exploration and development work program and also agreed to pay the Company an advance minimum royalty of $150,000 per year, for the life of the project. The Company's royalty will be subject to payback of certain capital expenditures by Cortez for each new mining unit put into production. During payback, the Company will receive a 4% net profits interest. After payback, the Company will receive a 20% net profits royalty or, at its election beginning with production and annually thereafter, an NSR royalty according to a schedule tied to indexed gold prices. The NSR royalty ranges from 2.5% for an indexed price of $350 per ounce to 5.5% for an indexed price in excess of $500 per ounce. Under either royalty arrangement, the Company may elect to take its royalty "in-kind."

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

Development
-----------
Since November 1992, Cortez has conducted an aggressive program of exploration and development drilling at South Pipeline, and has spent over $20 million through June 30, 1998.

On December 31, 1996, Cortez announced that the mineral deposit at South Pipeline was estimated to contain 86.1 million tons of ore, with an average grade of 0.048 opt. In May 1997, the Company announced that its estimate of the mineral deposit at South Pipeline had increased to 112.9 million tons of ore at an average grade of 0.046 ounces of gold per ton. In December 1997, the Company announced that its estimate of the mineral deposit at South Pipeline had increased to 116.6 million tons of ore at an average grade of
0.047 ounces of gold per ton.

In addition to the South Pipeline gold deposits that have been defined to date, other important gold intercepts have been made on the South Pipeline property, which suggests that additional deposits may exist on the property. Additional exploration was conducted through calendar year 1997, as Cortez focused on expanding the South Pipeline reserve. Based on this drilling, Cortez increased the reserve at South Pipeline to 70.6 million tons of ore, at an average grade of 0.045 opt, containing 3.1 million ounces. This increase in reserves is net of all production at the Crescent Pit.

In June 1994, Cortez began open pit mining at the Crescent Pit, a near-surface portion of the South Pipeline deposit. Initially, Cortez combined the Crescent Pit ore with ore from the Pipeline mine (in which the Company has no interest), and processed all such ore at the Cortez mill ("Cortez #1"), a 2,000 ton per day facility that is located a few miles east of the Crescent Pit. In February 1996, Cortez notified the Company that it would stop commingling ores at the Cortez mill and that it would dedicate the Cortez mill exclusively to Crescent Pit mill ore, at least through the end of calendar year 1996. Beginning in March 1997, Cortez committed 100% of the capacity of its new Cortez mill (Cortez #2) to Crescent Pit ore. This new mill, constructed by Cortez for the processing of its Pipeline deposit, was designed for throughput of 10,000 tons of ore per day. With this increase in processing capacity, the production at the Crescent Pit increased substantially, and was completed on June 24, 1997.

In September 1996, Cortez filed its "1996 Amendment to the Pipeline Plan of Operations for the South Pipeline Project" with the Bureau of Land Management. (Pipeline is an open pit project immediately to the north that is operated by Cortez. Royal Gold has no interest in the Pipeline deposit.) In this amendment, Cortez states that the pre-stripping of the open pit mine at South Pipeline is expected to take about 18 months and will begin at the end of the third year of mining activity at Pipeline. Processing of the
Pipeline Deposit commenced on June 28, 1997.   The mine life of Pipeline is
estimated to be five plus years after commissioning of a mill with throughput of 10,000 tons of ore per day. Cortez also stated that South

Pipeline ore will be processed after mining of the Pipeline deposit has been completed. The majority of the South Pipeline Project ore will be processed in the Pipeline processing facilities, extending the Pipeline/South Pipeline Project life by an additional eight years.

Subsequent to year-end, PDUS advised the Company that Cortez now forecasts an acceleration of the development and production of the South Pipeline deposit, with the recent completion of the 1998 life of mine plan update. PDUS advised the Company that it projects the total cash production cost of operations at South Pipeline for the first five years of production, based on the current reserve estimate, will vary between $120 and $155 per ounce (in constant 1998 U.S. dollars). The current mine plan anticipates that all required permits for the full-scale mining and processing of South Pipeline ore may be issued prior to July 1999, and that Cortez will commence pre-stripping operations at South Pipeline in 2001, with significant production for South Pipeline commencing in 2002. The Company will receive 4% of net profits during payback of capital expenditures.

Timing of production at the South Pipeline deposit remains subject to permitting and decisions of the operator. The Company continues to monitor the progress of development of the South Pipeline deposit and meets periodically with PDUS to ensure compliance with the terms of the Agreement.

Cortez has advised the Company that it has been planning to develop the Pipeline/South Pipeline deposits on a sequential basis. The Company's Agreement with Cortez contemplates the possibility of this situation and has provisions to ensure that development of the South Pipeline deposit is not discriminated against, even in the event that the operator has more profitable opportunities in the area. The Agreement states that Cortez shall be the sole judge of the rate and manner of production and processing of ore, so long as its judgments are based upon its good faith determination of what a prudent operator would do with respect to production at South Pipeline, without regard to other properties or facilities operated by Cortez in the vicinity. In order to fulfill this prudent operator test, Cortez has created a "stand alone" study that considers development of South Pipeline without regard to its Pipeline project. The Company is currently preparing its own stand alone analysis, and the Company continues to have discussions with PDUS regarding this discrimination issue.

Crescent Pit Operations
-----------------------
The Crescent Pit operation, encompassing some 320 acres within the 4,000 acre claim block of the South Pipeline Project, was planned to recover some 217,000 ounces of mill-grade gold over a four-year period. In July 1995, production commenced at the Crescent Pit heap leach facility and it was anticipated that 34,000 ounces of gold would be recovered from the heap leach material over a five year period. Gold production from the Crescent Pit has exceeded initial expectations, for both mill-grade and heap leach material.

Crescent Pit Production
-----------------------
During fiscal 1998, Royal Gold earned $2,047,143 on its 20% net profits interest royalty at the Crescent Pit, a portion of the South Pipeline deposit. Royalties from mill-grade ore were $1,604,856 which relates to material that was work-in-process inventory at June 30, 1997. All mill-grade material from the Crescent Pit has been processed. During fiscal 1998, the Company earned $442,287 from production relating to Crescent Pit heap leach operations. At June 30, 1998, 473,450 tons of ore at an average grade of 0.023 opt of Crescent Pit heap leach ore was stockpiled.

Set forth below is an illustration of the Company's net profits interest royalty from the substantially completed Crescent Pit. This chart details the life of mine production for the Crescent Pit, in which the Company holds a 20% NPI:

                            Crescent Pit
                       Life of Mine Production
                September 1994 Through June 30, 1998

                                  Mill      Heap Leach       Combined
                            -----------    -----------    -----------
  Tons                        2,265,128      3,243,109      5,508,237
  Grade                           0.147          0.024          0.075
  Recoveries                        87%            69%(1)          84%

  Ounces                        290,222         53,998        344,220
  Average Gold Price                368            366            367
                            -----------    -----------    -----------
  Revenues                 $106,660,269   $ 19,789,579   $126,449,848

  Costs                      37,721,702      3,666,214     41,387,916
                            -----------    -----------    -----------
  Net Profits              $ 68,938,567   $ 16,123,365   $ 85,061,932
                            ===========    ===========    ===========

  4%/20% NPI               $ 13,787,713   $  3,224,673   $ 17,012,386
  Capital recouped            1,204,717        757,918      1,962,635
                            -----------    -----------    -----------
  Royalty to
   Royal Gold              $ 12,582,996   $  2,466,755   $ 15,049,751
                            ===========    ===========    ===========

  NSR Equivalent (2)              11.8%          12.5%          11.9%
  Royalty per ounce              $43.36         $45.68         $43.72

  Cash Cost/Oz                     $130            $68           $120
  Total Cost/Oz (3)                $151           $138           $149



  (1)Heap leach production is ongoing on the current heap leach pad. Stockpiled material is being added periodically and cumulative recovery rates should increase over time.

  (2)NSR Equivalent is computed by dividing the royalty received by the total revenues and is indicative of the level of NSR that would be required to receive the same amount of royalty.

  (3)Total cost includes capital recoupment.


Note: This information is not necessarily indicative of the royalty that will be received at the larger South Pipeline deposit. At the South Pipeline deposit a higher stripping ratio will be encountered, more of the material will be processed by heap leach production, and certain economies of scale will be realized.

Reserves and Other Mineralization
---------------------------------
Set forth below is a table showing the reserves that have been defined at the South Pipeline property, in which the Company holds a 20% NPI:

                       South Pipeline Property
                  Proven and Probable Reserves (1)
                            June 30, 1998

                                                  Average
                                     Tons          Grade         Contained
                                  (millions)    (oz Au/ton)      Oz Au (2)
                                  ----------    -----------      ---------
  South Pipeline Deposit:
     Mill Grade Ore (3)               13.7          0.123        1,688,000
     Heap Leach Ore (3)               56.9          0.026        1,459,000




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

(2) Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed recovery rates are 86% for South Pipeline mill-grade ore, and 65% for heap leach material. These reserves are based on an expected gold price of $350 per ounce.

(3) Amounts shown represent 100% of the reserves. The Company holds a 20% NPI in this property.

Set forth below is a table showing the additional gold deposit that has been defined at the South Pipeline property, in which the Company owns a 20% NPI:

                        South Pipeline Property
                 Gold Deposits/Mineralization (1)(2)
                          December 31, 1997

                                                  Average
                                     Tons          Grade
                                  (millions)    (oz Au/ton)
                                  ----------    -----------
South Pipeline Deposit               46.0          0.051



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


Long Valley
-----------
The Long Valley project consists of 197 unpatented mining claims located 45 miles north of Bishop, in Mono County, California. The Company has been involved with this property since 1989, when it entered into a joint venture with Standard Industrial Minerals, Inc. ("Standard"). Standard owns 105 of the claims that comprise the Long Valley project, and operates a kaolin mine that is adjacent to the property. The Company located the additional 92 claims.

Under the joint venture agreement, the Company has an option, exercisable through December 31, 1998, to acquire the entirety of Standard's interest in Long Valley for $900,000. During the term of the option, the Company has no specific work commitment.

During 1994, the Company completed 18 reverse circulation holes, aggregating some 16,000 feet. Based on the results of such drilling, and data generated by predecessors in interest, Royal Gold determined the existence of two new areas of gold mineralization (the "Hilton Creek Zone" and the "Southeast

Zone"). These two areas are separated by about 2,000 feet, and it is estimated that such zones contain a total of 49,640,000 tons of gold mineralization, with an average grade of 0.018 opt.

Royal Gold has continued to drill at Long Valley since 1994 and, through June 30, 1998, has completed more than 550 reverse-circulation holes, aggregating more than 168,000 feet of drilling. The program has confirmed the existence of continuous mineralization between the Hilton Creek and Southeast Zones and has discovered additional mineralization to the north and to the south of the Hilton Creek Zone.

Based on the drilling results, the Company commissioned a reserve study. Based on this study, the Company has determined that Long Valley contains reserves, suitable for open pit mining, as set forth below. Based on these reserves the Company designated this project as a development property as of July 1, 1995. All costs incurred at Long Valley since July 1, 1995 have been capitalized.

In August 1997, the Company entered into an agreement with Amax Gold, Inc. This agreement provided that Amax Gold had an option, exercisable through December 31, 1997, to enter into a lease and become responsible for further exploration, permitting, and development of Long Valley, and for construction and operation of any mine that may be developed. Amax Gold was able to terminate the agreement at any time, but would thereby relinquish any interest in the property. Upon execution of this agreement with Amax Gold, the Company received a payment of $150,000. In November 1997, Amax Gold Inc. terminated its option to explore the Long Valley property.

In November 1997, the Company announced an increase in the reserve estimate for Long Valley. Based on Royal Gold's drilling results through August 1997, Long Valley contains proven and probable reserves, at a gold price of $350 per ounce, of approximately 39.1 million tons of ore, averaging 0.018 opt (at a cut-off grade of 0.008 opt). The reserves are contained within a mineralized deposit that includes approximately 47.0 million tons of oxidized material, averaging 0.018 opt (using a cut-off of 0.01 opt).

In December 1997, Royal Gold announced that it had secured, for $100,000, a one-year extension of its option to acquire all of the interest of Standard Industrial Minerals Inc. in the Long Valley Gold project. Under the terms of the extension, Royal Gold is required to pay $900,000 to Standard Industrial Minerals by December 31, 1998, or else it will forfeit the right to acquire all of Standard Industrial's interest in the Long Valley project.

Reserves and Other Mineralization
---------------------------------
Set forth is a table showing the proven and probable reserves that have been defined at Long Valley:

                         Long Valley Property
                 Proven and Probable Reserves (1)(3)
                            June 30, 1998

                                      Average
                          Tons         Grade       Contained
                       (millions)   (oz Au/ton)    Oz Au (2)
                       ----------   -----------    ---------
Long Valley               39.1         0.018        704,000



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



In addition to the above identified reserves at Long Valley, the Company has identified additional mineralization of 8.7 million tons of mineralized material at an average grade of 0.018 opt. This gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicates a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are complete, and until other economic and technical feasibility factors based upon such work are resolved.


Bald Mountain Royalty
---------------------
Effective January 1, 1998, the Company purchased a 50% undivided interest in a sliding-scale net smelter returns royalty that burdens approximately 81% of the Bald Mountain Mine, White Pine County, Nevada, Bald Mountain is an open pit, heap leach mine that is operated by Placer Dome U.S. Inc ("PDUS").

The Company purchased the royalty, effective January 1, 1998, for a cash consideration of $2,250,000 and assumption of $218,312 in debt to the operator. One-half of each quarterly royalty payment is being withheld by the operator until this debt is paid in full.

At December 31, 1997, the portion of the mine covered by this royalty contained proven and probable reserves of 11,628,000 tons of ore, at an average grade of 0.064 ounces per ton ("opt"), containing approximately 748,000 ounces of gold. At June 30, 1998, PDUS advised the Company that the mineral deposit related to the Company's royalty was estimated to contain proven and probable reserves of 12,594,000 tons of ore, with an average grade of 0.061 opt of gold, containing approximately 771,000 ounces of gold. In addition PDUS informed the Company that the property contains additional mineralization of 10,942,000 tons of mineralized material at an average grade of 0.037 opt of gold.


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

During fiscal 1996, Royal Gold and UPR amended their agreement, to reflect additional expenditure levels, and an emphasis on diamond exploration on the State Line District of Colorado and Wyoming. The entire term of the agreement remained unchanged, expiring on December 31, 1999, with aggregate exploration commitments totaling $2.375 million. Royal Gold may also elect to terminate the agreement after spending at least $375,000 in either of calendar years 1997 or 1998. The Company has met these spending obligations.

The Company identified ten large prospect areas in the State Line District where it conducted geochemical sampling surveys that yielded indicator minerals. These indicator minerals suggest the presence of kimberlites and the potential for diamond discoveries, in drainages where kimberlites were not previously known to exist. During the fall and winter of 1997, the Company drilled six of the target areas without encountering any kimberlites. Exploring for diamonds is a long and complicated process which is both expensive and time consuming. At this early stage of exploration, there is no assurance that kimberlites or commercial quantities of diamonds will be found within any of the ten prospect areas, or anywhere else in the State Line District. The Company conducted additional geochemical sampling in 1998, and is now evaluating the results of that work.

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

Of the 265 claims that comprise Buckhorn South, the Company leased 131 such claims from Ronald and Arlene Damele, et al., and the Company staked the balance of the project area. The leased claims are burdened by cumulative royalties equal to a 4% NSR; the remaining claims are subject to a 1% NSR.

A predecessor in interest at the property completed some 10,400 feet of drilling, and on the basis of such work and other exploration had, by 1984, estimated that the "Zeke" deposit contains two million tons of mineralization with an average grade of 0.056 opt.

During 1994, the Company conducted geophysical surveys and drilled nine holes aggregating 6,800 feet. Through its work, the Company identified new areas of gold mineralization about one mile south of the Zeke deposit, and also identified structurally complex areas that may contain significant alteration and sulfides.

During 1995, the Company drilled 24 reverse-circulation holes, totaling 13,825 feet. As anticipated, gold mineralization was discovered, and several of the drill holes contained intervals exceeding 0.01 opt.

During fiscal 1997, seven additional reverse-circulation holes were drilled. Gold mineralization in five of these drill holes contained intervals exceeding 0.045 opt of gold.

During fiscal 1998, the Company optioned its Buckhorn South project, to Independence Mining Company, Inc.("IMC"). Under the agreement, IMC was to explore Buckhorn South and, depending upon the exploration results, take an assignment of Royal Gold's interest in the property, subject to assumption of all existing burdens and with Royal Gold retaining a 14% NPI royalty.

After the close of the fiscal year, IMC exercised its option at Buckhorn South, and Royal Gold assigned its working interest in the property to IMC, in exchange for various net profits and net smelter return royalties as follows:

  a)  A 14% net profits interest in any mineral production for Buckhorn
  South;

  b) Conveyance by IMC to Royal Gold of a 2% net smelter returns royalty on production from Lone Mountain, a 49-claim parcel that is near IMC's Jerritt Canyon operation, in Elko County, Nevada; and

  c) Conveyance by IMC to Royal Gold of a 15% net profits interest royalty on production from 24 claims that comprise a portion of IMC's Carico Lake property, in Lander County, Nevada, and conveyance of a 2% net smelter returns royalty on production for the other 381 claims that make up the Carico Lake property.


Milos Gold Project
------------------
In March 1998, the Company signed agreements with Athens-based Silver & Baryte Ores Mining Company S.A., and with an Australian investor group, to explore for and mine gold and other minerals in the public mine areas on the Greek island of Milos, and on other islands in the Cyclades chain, in the south Aegean Sea.

Silver & Baryte, through its Greek subsidiary Midas S.A., holds a Greek lease to prospect, explore, and mine gold from public mining sites on the island of Milos and on the related islands.

Under the agreements, Royal Gold and the Australian investors will jointly fund not less than $5.0 million ($2.5 million each)in exploration and development expenses on the Milos project, over a period of three years, at a rate of at least $1.7 million per year. Royal Gold is the operator of the project.

Upon completion of the $5.0 million in expenditures, Royal Gold and the Australian investors will have earned a 50% interest in Midas S.A., and the parties will thereafter participate jointly in further exploration and development. Silver & Baryte may elect to maintain a 50% interest in Midas S.A., or convert to a 20% net profits interest or a 5% net smelter returns interest, in any mining project on Milos.

Prior exploration at Milos by Silver & Baryte and by Renison Goldfields, a major Australian gold producer, has confirmed that the island has the potential to host epithermal gold deposits.


Manhattan Project
-----------------
The Manhattan project is located in Nye County, Nevada, approximately 60 miles north of Tonopah. Through two transactions, Royal Gold has consolidated a sizable land position in this historic mining district, and is currently conducting the first round of drilling at the property.

The first transaction, executed in December 1997, gave Royal Gold the right to explore for gold on four separate parcels that had been assembled by New Concept Mining, Inc. These parcels, aggregating 3 patented and 115 unpatented mining claims had been the object of prior exploration, which identified some mineralization of gold.

Under the New Concept agreement, the Company took a responsibility for underlying landowner payments totaling $875,000 over a four year period, together with an annual work commitment of $250,000 and reservation of a 4% NSR in favor of New Concept. The New Concept agreement also provided that Royal Gold has an option, exercisable through November 30, 2001, to acquire all of New Concept's interest in the project following aggregate payments of $3.475 million.

The second transaction was executed in August 1998, following the close of the fiscal year. Royal Gold entered into a joint venture with Battle Mountain Gold to explore and develop a parcel, known as "Black Mammoth," that consists of 33 unpatented claims and one patented claim. Black Mammoth is contiguous with two of the four parcels that Royal Gold controls through the New Concept arrangement.

Under the joint venture agreement with Battle Mountain, Royal Gold is the operator of the project, and may earn a 50% interest in Black Mammoth by funding and managing $650,000 in exploration work over a four year period, with a first year work commitment of $150,000.

As of August 31, 1998, the Company had embarked upon a 10,000 to 15,000 foot reverse circulation drilling program that would test designated drill targets on all of the Black Mammoth and contiguous New Concept parcels, and would also satisfy the respective work commitments for each property.


Alligator Ridge
---------------
Alligator Ridge is located about 100 miles south-southeast of Elko, in White Pine County, Nevada, and about 30 miles directly south of Placer Dome's Bald Mountain operations.

In August 1998, then Company entered into an agreement with Placer Dome U.S., Inc. pursuant to which Royal Gold will undertake approximately $4 million in exploration work, over the next six years. Depending on the results of Royal Gold's exploration program, and at the option of Placer Dome, either Royal Gold will acquire ownership of up to 1,638 unpatented claims that are now included within the Alligator Ridge claim block (such conveyance would be subject to a reservation by Placer Dome of a 5% net proceeds royalty interest), or else Placer Dome will reimburse Royal Gold for 200% of its cumulative investment in Alligator Ridge, and will also grant to Royal Gold a 22% net proceeds royalty interest in any future production.

Over the period 1980 through 1992, cumulative production from Alligator Ridge was approximately 700,000 ounces of gold. Since Placer Dome acquired the property in 1993, it has produced 160,000 ounces, primarily from heap leach operations in the Yankee and Vantage Basins. (The Yankee and Vantage Basins comprise 329 claims and are excluded from this agreement because of continuing production and reclamation operations in those areas.)

Under the terms of the agreement, Royal Gold has a firm commitment to spend at least $300,000 in defined work during the first year. In years two through six, Royal Gold must spend successively greater amounts to keep the agreement in force, but the Company may also unilaterally terminate the agreement at any time after the first full year. Maximum required expenditures by Royal Gold over the six year term of the agreement are $4 million. Claims maintenance fees and other land holding costs are included in the work commitments.


Ferber
------
The Ferber project is located in Elko County, Nevada, approximately 80 miles southeast of Elko, and consists of 98 unpatented mining claims. Royal Gold leases 51 of the claims from Donald Jennings, and Royal Gold located the other 47 claims. The Jennings lease involves advance minimum royalties of $10,000 per year, expiring in February 1998, and a royalty burden of 2% NSR. The Company also has work commitments of $100,000 per year in 1999 and 2000, and $150,000 per year from 2001 through 2003. In April 1995, five reverse circulation holes were completed totaling 3,020 feet. These holes were drilled to test for mineralization along the southwestern margin of an intrusive where copper and gold are known to occur in skarns. Three of the holes encountered strongly anomalous gold and copper in both the skarn and the intrusive. The presence of such anomalous intervals in the intrusive opens large areas of the district for further exploration. Additional drilling was conducted in October 1995 and December 1997.


Other Exploration Properties
----------------------------
During fiscal 1998, the Company explored five additional properties in Nevada and Utah, and determined to terminate its interest in the two Utah properties and in one of the Nevada properties. The Company will continue to acquire and explore other properties, to the extent that the Company believes they have the potential to host major gold deposits. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any exploration property, the Company will re-evaluate the property, and the Company may substantially increase or decrease the level of expenditures on any particular property, at any time.


Other Foreign Exploration
-------------------------
The Company owns a 50% interest in Greek American Exploration Ltd. ("GRAMEX"), a Bulgarian private limited company that has entered into an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration over 700 square kilometers in the Krumovgrad and Ivaylovgrad areas of Bulgaria.

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

The Company has also formed an entity that will seek to acquire existing gold royalties in Australia as well as invest in junior Australian resource companies with emerging or advanced exploration projects. Investment may be by way of loans with a convertibility element to royalties at a later stage.

The new company, Royal Australia Pty Ltd, is based in Perth, Western Australia, and the Company has a 67% interest in the entity. The remainder of the equity in the new entity is held by affiliates of Resource Finance Corporation ("RFC"). RFC is an investment and merchant banking firm that caters to natural resource firms.


Sales Contracts
---------------
The Company sold 23,000 ounces of gold bullion in fiscal 1998, utilizing two metal traders during the period, at an average realized price of $298.75/oz. The Company maintains trading relationships with a number of metal traders. The Company is currently receiving its net profits interest royalty in-kind.


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


Company Personnel
-----------------
At September 1, 1998, the Company had fifteen full-time employees located in Denver, Colorado. The Company's employees are not subject to a union labor contract or collective bargaining agreement.

Consulting services, relating primarily to geologic and geophysical interpretations, and advice with respect to metallurgical, engineering, legal and such other technical matters as may be deemed useful in the operation of the Company's business, are provided by independent contractors.


Regulation
----------
The Company's activities in the United States are subject to various federal, state and local laws and regulations governing prospecting, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection, and taxation. The environmental protection laws address, among other things, the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes. There can be no assurances that all the required permits and governmental approvals can be obtained on a timely basis and maintained as required. In 1992, the Company received notice of a response action initiated by the U.S. Forest Service with respect to Goldstripe, but based on information currently available believes that no further action by the Company is likely to be required. Therefore, the Company believes that the response action will not result in any material adverse effect on the Company. See "LEGAL PROCEEDINGS." The Company believes that the properties and operations in which it retains interests are currently in material compliance with all applicable laws and regulations.


RISK FACTORS
------------

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


Fluctuations in the Market Price of Minerals
--------------------------------------------
The profitability of gold mining operations (and thus the value of the Company's royalty interests and exploration properties) is directly related to the market price of gold. The market price of gold fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rate of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold should drop dramatically, the value of the Company's royalty interests and exploration properties could also drop dramatically, and the Company might not be able to recover its investment in those interests or properties. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold based on the London PM fix.

            Year                  Gold Price Per Ounce($)
            ----                  -----------------------
                                   High               Low
                                   ----              ----
            1993                   406                327
            1994                   396                370
            1995                   393                372
            1996                   416                368
            1997                   367                335
            January-June, 1998     313                279

At August 29, 1998, the gold price was $273.40 per ounce, a nineteen year low. At present, the Company has no hedging programs in place. At June 30, 1998, the Company held 150 ounces of gold bullion in inventory. Additionally, at June 30, 1998, the Company had a royalty receivable of 278 ounces. The Company would consider hedging programs in the event certain production levels are obtained and maintained, and market conditions justify the economic use of hedging programs.


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

Uncertainty of Reserves and Mineralization Estimates
----------------------------------------------------
There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to greater uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves. The Long Valley project is very sensitive to the gold price and a sustained period of low gold prices could affect the Company's ability to farm out this project.


Proposed Federal Legislation
----------------------------
The U.S. Congress recently considered a proposed major revision of the General Mining Law, which governs the creation of mining claims and related activities on federal public lands in the United States and it is anticipated that another bill may be introduced in the Senate yet this session, and it is possible that a new law could be enacted. The Company expects that if and when the new law is effective, it will impose a royalty upon production of minerals from federal lands and will contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent any such new legislation may affect existing mining claims or operations. The effect of any such revision of the General Mining Law on the Company's operations in the United States cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs at Long Valley and at a number of the Company's other exploration properties in the United States, which are located on federal lands, and such revision could also impair the Company's ability to develop any mineral prospects that are located on unpatented mining claims in the future.


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

Year 2000 Impact
----------------
The Year 2000 issue relates to equipment which contain hardware and/or software programmed to read the year based on its last two digits. This equipment will not be able to differentiate between years at the turn of the century and, if this problem is left uncorrected, may result in malfunctions of the equipment.

Throughout the Company, the use of computers is limited to Windows operating systems on personal computers linked to Local Area Networks. Software consists of standardized packages from major developers. The Year 2000 issue also relates to other office equipment, such as telephones, voice mail and the office security system. The Company is in the process of contacting all affected vendors and manufacturers to determine whether any updates or replacements will be required. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement of all computers and software would total approximately $75,000. Many components have been certified as Year 2000 compliant. Those companies that provide banking, insurance and other administrative services are also being contacted for Year 2000 compliance.


Item 3.  LEGAL PROCEEDINGS


Goldstripe Project
------------------
Following cessation of the Company's operations at Goldstripe, on August 5, 1992, the U.S. Forest Service notified the Company that it had determined to initiate a response action at the Goldstripe site, under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), in order to assess the threat of a possible release of cyanide from a processed material residue pile. To date, the only action undertaken by the Forest Service in connection with the response action has been to establish four monitoring wells at the site, at an estimated cost of $27,000. Although not formally related to the response action notice, on October 5, 1992, the Company released $341,000 in cash security for a reclamation bond to fund reclamation to be performed at Goldstripe by the Forest Service. The Company believes, based on oral communications with the Forest Service, that approximately $325,000 of the $341,000 has been spent to date. The Company also believes, based on such communications over several years, and the current status of reclamation at the site, that no additional "response action" or other remediation is likely to be undertaken by the Forest Service under CERCLA or under any other governmental regulation.

In August 1998, the U.S. Forest Service reconfirmed to the Company that its reclamation activities were substantially completed at the Goldstripe property, located in Plumas County, California, and that the Forest Service believed that such activities should satisfy all outstanding permit requirements for reclamation, except for ongoing post-reclamation monitoring of water quality. However, it is possible that additional reclamation or water quality monitoring could be required, and that any such requirement could result in additional cost to the Company.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 1998. Annual meeting results will be described in Item 4 to the Company's report that will be filed on Form 10-Q, for the quarter ended December 31, 1998.

                               PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the NASDAQ Stock Market's National Market System, under the symbol "RGLD." The following table shows the high and low closing sales prices for the Common Stock for each quarter since June 30, 1996.

                                                Sales Prices
                                              ------------------
                                               High        Low
Fiscal Year                                   Closing    Closing
-----------                                   -------    -------
1997:
   First Quarter (July, Aug., Sept. - 1996)      $14 1/2    $ 9 7/8
   Second Quarter (Oct., Nov., Dec. - 1996)      $14 1/8    $12
   Third Quarter (Jan., Feb., March - 1997)      $13 1/2    $10
   Fourth Quarter (April, May, June - 1997)      $10 3/4    $ 8 1/4

1998:
   First Quarter (July, Aug., Sept. - 1997)      $ 9 3/8    $ 7 1/4
   Second Quarter (Oct., Nov., Dec. - 1997)      $ 8 3/4    $ 4
   Third Quarter (Jan., Feb., March - 1998)      $ 6        $ 4 1/4
   Fourth Quarter (April, May, June - 1998)      $ 7        $ 4 1/2

As of August 30, 1998, there were approximately 1,082 shareholders of record of the Company's common stock.


Dividends
---------
The Company has never paid any cash dividends on its Common Stock and does not have any current plans to pay such dividends.

Item 6. SELECTED FINANCIAL DATA


                                     For the Year Ended June 30,
                             -------------------------------------------
Selected Statement of        1998    1997      1996      1995      1994
  Operations Data            ----    ----      ----      ----      ----
                            (Amounts in thousands, except per share data)

  Royalty income           $ 2,176   $ 8,890   $ 3,680    $   470  $   153
  Exploration expense        2,001     1,738     1,434      1,485      686
  General and
   administrative
   expense                   1,704     1,706     1,204      1,015      753
  Earnings (loss)           (3,543)    4,054       589     (2,025)  (1,452)
  Basic earnings
   (loss) per share        $ (0.21)  $  0.26   $  0.04    $ (0.14) $ (0.11)
  Diluted earnings
   (loss) per share        $ (0.21)  $  0.24   $  0.04    $ (0.14) $ (0.11)


                                            As of June 30,
                           --------------------------------------------
                           1998      1997      1996      1995      1994
                           ----      ----      ----      ----      ----
Selected Balance                       (Amounts in thousands)
  Sheet Data

Total assets                $20,927   $18,981   $14,063   $10,273   $ 8,183
Working capital              11,437    13,942    11,130     8,723     6,884
Long-term obligations           108       134       111       117       131

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
At June 30, 1998, the Company had current assets of $12,208,000 compared to current liabilities of $771,000 for a current ratio of 16 to 1. This compares to current assets of $15,056,000 and current liabilities of $1,114,000, at June 30, 1997, resulting in a current ratio of 14 to 1. The Company's current assets include $3,008,000 of marketable securities that consist of U.S. treasury securities with maturities of 12 months or less. The Company also holds $2,012,000 of noncurrent marketable securities with maturities of 17 to 20 months. The Company's initial cost of these marketable securities was $5,019,000.

During fiscal 1998, liquidity needs were met from: (i) $2,176,000 in revenues from production at the Crescent Pit and at Bald Mountain, (ii) the Company's available cash resources, and interest and other income of $786,000, (iii) the sale of substantially all of the Company's gold inventory, (iv) private placement of $6,198,000, and (v) cash receipts from the exercise of options and warrants of $346,000.

During the fiscal year, the Company spent $561,000 on development at the Long Valley property.

The only material commitments of the Company that cannot be terminated at the sole discretion of the Company are (i) employment agreements with four officers, calling for minimum payments of approximately $385,000 through January 1999; and (ii) office lease payments of $1,094,000 through the lease period ending October 2005.

The Company anticipates total expenditures for fiscal 1999 for general and administrative expenses to be approximately $2,000,000 and expenditures for exploration and property holding costs to be approximately $2,000,000. Development costs at Long Valley are anticipated to be $980,000 which includes the $900,000 payment to Standard Industrial Minerals. Exploration and holding cost expenditures include $400,000 for Alligator Ridge, $450,000 for Manhattan, $800,000 for the Milos Gold project, $50,000 for the Royal High Desert joint venture, $60,000 for Union Pacific and $140,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

The Company will continue to explore its remaining properties and intends to acquire new projects, all with a view to enhancing the value of such properties prior to possible farm out to major mining company partners.

Recently, spot gold prices have hit nineteen year lows and gold prices could continue at these depressed prices. The Company's revenues at both South Pipeline and Bald Mountain are directly affected by the gold price.

The Company's current financial resources and sources of income should be adequate to cover the Company's anticipated expenditures for general and administrative costs, exploration and leasehold expenses, and capital expenditures for at least the next fiscal year.

Year 2000 Impact
----------------
The Year 2000 issue relates to equipment which contain hardware and/or software programmed to read the year based on its last two digits. This equipment will not be able to differentiate between years at the turn of the century, and if this problem is left uncorrected, may result in malfunctions of the equipment.

Throughout the Company, the use of computers is limited to Windows operating systems on personal computers linked to Local Area Networks. Software consists of standardized packages from major developers. The Year 2000 issue also relates to other office equipment, such as telephones, voice mail and the office security system. The Company is in the process of contacting all affected vendors and manufacturers to determine whether any updates or replacements will be required. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement of all computers and software would total approximately $75,000. Many components have been certified as Year 2000 compliant. Those companies that provide banking, insurance and other administrative services are also being contacted for Year 2000 compliance.


RESULTS OF OPERATIONS
---------------------
Fiscal Year Ended June 30, 1998 Compared with Fiscal Year Ended
---------------------------------------------------------------
June 30, 1997
-------------
For the year ended June 30, 1998, the Company recorded a net loss of $3,543,000, or $0.21 per diluted share, as compared to net income of $4,055,000, or $0.24 per diluted share, for the year ended June 30, 1997. The net loss for the current fiscal year reflects the completion of mining at the Crescent Pit in fiscal 1997.

The Company received net profits interest royalty income from the Crescent Pit of $1,605,000 relating to mill-grade material and $442,000 relating to heap leach material. This was reduced by a realized loss on gold held in inventory of $832,000 compared to a loss of $697,000 in fiscal 1997. As of June 30, 1998, all of the Crescent Pit mill-grade material had been processed. It is anticipated that ongoing heap leach production will continue in fiscal 1999 at a comparable level to heap leach production in fiscal 1998.

Costs of operations decreased compared to the prior year, which related to the payment of Nevada Net Proceeds Tax associated with the decreased production at the Crescent Pit, somewhat offset by increased costs of monitoring the Company's 20% NPI at South Pipeline.

General and administrative expenses remained flat at $1,704,000, for the year ended June 30, 1998, compared to $1,706,000 for the year ended June 30, 1997. General and administrative expenses consist primarily of employee compensation and benefits, office lease expense, investor relations expenses, office equipment expenses, travel and communication costs.

Exploration costs increased from $1,737,000 in fiscal 1997 to $2,001,000 in fiscal 1998, due to expenditures at the Milos Gold project. Lease maintenance and holding costs increased from $266,000 in fiscal 1997 to $736,000 in fiscal 1998, primarily due to increased holding costs at Buckhorn South and costs associated with the Manhattan project.

Interest and other income was $786,000 in fiscal 1998, up from $413,000 in fiscal 1997, due primarily to increased funds available for investing.

Depreciation and amortization increased from $51,000 for fiscal 1997 to $155,000 for fiscal 1998, primarily due to the depletion associated with the Company's recently acquired Bald Mountain royalty.


Fiscal Year Ended June 30, 1997 Compared with Fiscal Year Ended
---------------------------------------------------------------
June 30, 1996
-------------
For the year ended June 30, 1997, the Company recorded net income of $4,055,000, or $0.26 per share, as compared to a net income of $589,000, or $0.04 per share, for the year ended June 30, 1996. The net income for the 1997 fiscal year resulted mainly from the increased royalty revenue related to the Company's interest in the Crescent Pit.

The Company received net profits interest royalty income from the Crescent Pit of $6,855,000 relating to mill-grade material and $1,580,000 relating to heap leach material. This was reduced by an unrealized loss on gold held in inventory, as of June 30, 1997, of $697,000. As of June 30, 1997, all of the Crescent Pit mill-grade material had been processed.

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

Exploration costs increased from $1,434,000 in fiscal 1996 to $1,737,000 in fiscal 1997, due to expenditures at the Royal High Desert joint venture and increased expenses related to analysis of potential gold royalty acquisitions.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  ROYAL GOLD, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL STATEMENTS


                                                        PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                         33

FINANCIAL STATEMENTS

Consolidated Balance Sheets                               34
Consolidated Statements of Operations                     36
Consolidated Statements of Stockholders' Equity           37
Consolidated Statements of Cash Flows                     39
Notes to Consolidated Financial Statements                41

                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Royal Gold, Inc.:


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. and Subsidiaries as of June 30, 1998 and 1997 and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Denver, Colorado
September 25, 1998

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                     as of June 30, 1998 and 1997


                                ASSETS


                                               1998              1997
                                         -----------        -----------
Current Assets
     Cash and cash equivalents           $ 8,462,083        $ 3,333,298
     Marketable securities                 3,007,505          4,995,370
     Receivables
       Trade and other                       516,186             77,546
       Royalties receivable in gold           83,194          2,542,975
     Inventory                                69,101          2,872,366
     Prepaid expenses and other               70,065            599,091
     Deferred income tax benefit,
      net                                          0            635,000
                                         -----------        -----------
 Total current assets                   $ 12,208,134       $ 15,055,646
                                         -----------        -----------
Property and equipment, at cost
     Mineral properties                    6,949,655          4,070,390
     Furniture, equipment
      and improvements                       681,073            814,976
                                         -----------        -----------
                                           7,630,728          4,885,366

 Less accumulated depreciation
   and depletion                            (981,625)          (982,950)
                                         -----------        -----------
 Net property and equipment                6,649,103          3,902,416
                                         -----------        -----------
Other Assets
     Noncurrent marketable securities      2,012,500                  0
     Other                                    57,567             22,767
                                         -----------        -----------
 Total other assets                        2,070,067             22,767
                                         -----------        -----------
Total Assets                            $ 20,927,304       $ 18,980,829
                                         ===========        ===========




                              (continued)

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS, Continued
                     as of June 30, 1998 and 1997


                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                              1998              1997
                                         -----------       -----------
Current Liabilities
   Accounts payable                     $    548,904      $    961,059
   Taxes payable                              45,280                 0
Accrued liabilities
   Retirement benefits                        26,400            26,400
   Accrued compensation                      140,000           100,000
   Other                                      10,190            26,455
                                         -----------       -----------
   Total current liabilities            $    770,774      $  1,113,914

Retirement benefit liabilities               107,497           133,897
Commitments and contingencies
    (Notes 2, 6 & 10)

Stockholders' equity
   Common stock, $.01 par value, authorized
    40,000,000 shares; and issued
    17,069,602 and 15,877,202 shares,
    respectively                             170,696           158,772
   Additional paid-in capital             53,978,827        47,447,397
   Accumulated deficit                   (33,340,707)      (29,797,978)
                                         -----------       -----------
                                          20,808,816        17,808,191

   Less treasury stock, at cost
    (143,726 and 15,026 shares,
    respectively)                           (759,783)          (75,173)
                                         -----------       -----------
   Total stockholders' equity             20,049,033        17,733,018
                                         -----------       -----------
Total liabilities and stockholders'
 equity                                 $ 20,927,304      $ 18,980,829
                                         ===========       ===========



                The accompanying notes are an integral
           part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           for the years ended June 30, 1998, 1997 and 1996


                                             1998        1997        1996
                                         -----------  ----------  ---------
Royalty income                          $  2,175,786 $ 8,899,537 $3,680,145
Loss on gold inventory                      (831,510)   (697,488)         0
Consulting revenue                            31,691      18,585     31,544

Costs and expenses
       Costs of operations                   367,010     645,627    371,777
       Direct costs of consulting              6,786       5,796     13,215
       General and administrative          1,704,108   1,705,649  1,203,846
       Exploration                         2,001,118   1,737,798  1,434,264
       Lease maintenance and
        holding costs                        736,457     266,245    274,864
       Depreciation and depletion            155,296      50,953    228,936
                                         -----------  ----------  ---------
Total costs and expenses                   4,970,775   4,412,068  3,526,902
                                         -----------  ----------  ---------
Operating income (loss)                   (3,594,808)  3,808,566    184,787

Interest and other income                    786,090     412,523    441,728
Loss on marketable securities                (53,731)    (23,895)   (37,320)
Interest and other expense                         0     (27,670)         0
                                         -----------  ----------  ---------
Income (loss) before income taxes         (2,862,449)  4,169,524    589,195
                                         -----------  ----------  ---------
Income tax expense                          (680,280)   (115,000)         0
                                         -----------  ----------  ---------
Net earnings (loss)                     $ (3,542,729)$ 4,054,524 $  589,195
                                         ===========  ==========  =========

Basic earnings (loss) per share         $      (0.21)$      0.26 $     0.04
                                         ===========  ==========  =========
Basic weighted average shares
     outstanding                          16,617,133  15,615,729 14,868,109

Diluted earnings (loss) per share       $      (0.21)$      0.24 $     0.04
                                         ===========  ==========  =========
Diluted weighted average
     shares outstanding                   16,617,133  16,568,360 16,363,988


               The accompanying notes are an integral
           part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           for the years ended June 30, 1998, 1997 and 1996

                                                             Additional
                                         Common Stock          Paid-In
                                      Shares      Amount      Capital
                                     ----------   ---------     ----------
Balance, June 30, 1995               14,492,962  $  144,930    $44,314,602

Issuance of common stock for:
     Exercise of options                 11,190         112         22,521
     Exercise of warrants               974,000       9,740      2,863,520

Net income for the year
     ended June 30, 1996
                                     ----------   ---------     ----------
Balance, June 30, 1996               15,478,152  $  154,782    $47,200,643
                                     ----------   ---------     ----------
Issuance of common stock for:
     Exercise of options                168,550       1,685        110,414
     Exercise of warrants               230,500       2,305        127,820

Issuance of treasury shares
     for lease bonus payment                                         8,520

Net income for the year
     ended June 30, 1997
                                     ----------   ---------     ----------
Balance, June 30, 1997               15,877,202  $  158,772    $47,447,397
                                     ----------   ---------     ----------
Issuance of common stock for:
     Exercise of options                189,400       1,894         39,187
     Exercise of warrants               203,000       2,030        302,470
     Private placement                  800,000       8,000      6,189,773

Purchases of common stock

Net loss for the year
     ended June 30, 1998
                                     ----------   ---------     ----------
Balance, June 30, 1998               17,069,602  $  170,696    $53,978,827
                                     ==========   =========     ==========




                              (continued)

                   ROYAL GOLD, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, Continued
           for the years ended June 30, 1998, 1997 and 1996

                                                                    Total
                                                                   Stock-
                              Accumulated    Treasury Stock        holders'
                                Deficit       Shares    Amount      Equity
                                -----------   -------  --------  ----------
Balance, June 30, 1995         $(34,441,697)   15,986 $ (79,973)$ 9,937,862

Issuance of common stock for:          -         -         -           -
  Exercise of options                  -         -         -         22,633
  Exercise of warrants                 -         -         -      2,873,260

Net income for the year
  ended June 30, 1996               589,195      -         -        589,195
                                -----------   -------  --------  ----------
Balance, June 30, 1996         $(33,852,502)   15,986 $ (79,973)$13,422,950
                                -----------   -------  --------  ----------
Issuance of common stock for:
  Exercise of options                  -         -         -        112,099
  Exercise of warrants                 -         -         -        130,125

Issuance of treasury shares
  for lease bonus payment              -         (960)    4,800      13,320

Net income for the year
  ended June 30, 1997          $  4,054,524      -         -    $ 4,054,524
                                -----------   -------  --------  ----------
Balance, June 30, 1997         $(29,797,978)   15,026 $ (75,173)$17,733,018
                                -----------   -------  --------  ----------
Issuance of common stock for:
  Exercise of options                  -         -         -         41,081
  Exercise of warrants                 -         -         -        304,500
  Private placement                    -         -         -      6,197,773

Purchases of common stock              -      128,700  (684,610)   (684,610)

Net loss for the year
  ended June 30, 1998          $ (3,542,729)     -    $    -    $(3,542,729)
                                -----------   -------  --------  ----------
Balance, June 30, 1998         $(33,340,707)  143,726 $(759,783)$20,049,033
                                ===========   =======  ========  ==========

                The accompanying notes are an integral
           part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the years ended June 30, 1998, 1997 and 1996

                                          1998        1997        1996
Cash flows from operating activities

     Net income (loss)                   $(3,542,729) 4,054,524  $  589,195
                                          ---------- ----------  ----------
      Adjustments to reconcile
       net income (loss) to net
       cash provided by(used in)
       operating activities:
        Depreciation, depletion and
            amortization                     155,296     50,953     228,936
        Loss on marketable
         securities                           53,731     23,895      37,320
        Non cash exploration expense               0     13,320           0
        Deferred taxes                       635,000    115,000           0

     (Increase) decrease in:
      Marketable securities                  (78,366)    (4,265)    (40,750)
      Trade and other receivables           (438,640)   258,616    (128,478)
      Royalties receivable in gold         2,459,781   (905,402) (1,608,738)
      Inventory                            2,803,265 (1,666,960) (1,051,168)
      Prepaid expenses and other             529,026   (467,373)    (41,811)

     Increase (decrease) in:
      Accounts payable and
       accrued liabilities                  (343,140)   584,385     311,052
      Retirement benefit liabilities         (26,400)    23,348      (6,400)
                                          ---------- ----------  ----------
     Total adjustments                     5,749,553 (1,974,483) (2,300,037)

Net cash provided by (used in)
 operating activities                    $ 2,206,824$ 2,080,041 $(1,710,842)
                                          ---------- ----------  ----------









                              (continued)

                   ROYAL GOLD, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS CASH FLOWS, Continued
           for the years ended June 30, 1998, 1997 and 1996

                                            1998         1997        1996
                                        ----------   ----------  ----------
Cash flows from investing activities
  Capital expenditures for
    property and equipment             $(2,901,983) $(2,297,259)$(1,300,853)
  (Increase) decrease in
    other assets                           (34,800)           0           0
                                        ----------   ----------  ----------
Net cash used in
  investing activities                 $(2,936,783) $(2,297,259)$(1,300,853)
                                        ----------   ----------  ----------
Cash flows from financing activities
  Purchase of common stock                (684,610)           0           0
  Proceeds from issuance of
   common stock                          6,543,354      242,224   2,895,893
                                        ----------   ----------  ----------
Net cash provided by
    financing activities                 5,858,744      242,224   2,895,893
                                        ----------   ----------  ----------
Net increase (decrease) in cash
    and equivalents                      5,128,785       25,006    (115,802)
                                        ----------   ----------  ----------
Cash and equivalents at beginning
  of period                              3,333,298    3,308,292   3,424,094
                                        ----------   ----------  ----------
Cash and equivalents at
  end of period                        $ 8,462,083  $ 3,333,298 $ 3,308,292
                                        ==========   ==========  ==========

Supplemental Information:
The Company paid federal income taxes of $57,500 in fiscal 1998.

In fiscal 1997, 960 shares of treasury stock were issued for lease bonus payments.


                The accompanying notes are an integral
           part of these consolidated financial statements.

1. Operations and Summary of Significant Accounting Policies

   Operations:

        Royal Gold, Inc. (the "Company" or "Royal Gold"), was incorporated under the laws of the State of Delaware on January 5, 1981, and is engaged in the acquisition, exploration, development, and sale of gold properties, and in the acquisition of gold royalty interests. The Company also provides financial, operational, and environmental consulting services to companies in the mining industry. Substantially all the Company's revenues are and can be expected to be derived from royalty interests rather than mining activity conducted by the Company.

        Year 2000 Impact

        The Year 2000 issue relates to equipment which contain hardware and/or software programmed to read the year based on its last two digits. This equipment will not be able to differentiate between years at the turn of the century, and if this problem is left uncorrected, may result in malfunctions of the equipment.

        Throughout the Company, the use of computers is limited to Windows operating systems on personal computers linked to Local Area Networks. Software consists of standardized packages from major developers. The Year 2000 issue also relates to other office equipment, such as telephones, voice mail and the office security system. The Company is in the process of contacting all affected vendors and manufacturers to determine whether any updates or replacements will be required. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement of all computers and software would total approximately $75,000. Many components have been certified as Year 2000 compliant. Those companies that provide banking, insurance and other administrative services are also being contacted for Year 2000 compliance.

   Summary of Significant Accounting Policies:

   Use of Estimates:

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

   Cash Equivalents:

        For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1998, the Company held $400,000 of U.S. government securities under an agreement to resell in July 1998. Due to the short term nature of the agreement, the Company did not take possession of the securities, which were instead held in the Company's safekeeping account by FBS Investments Services, Inc. At June 30, 1998, cash equivalents included approximately $6,232,000 of temporary cash investments in an uninsured government securities money market fund.

   Marketable securities:

        Effective July 1, 1998, the Company has reclassified marketable securities to held-to-maturity. These securities will be recorded at market value, which approximates the amortized cost basis. At June 30, 1998, the Company held U.S. treasury securities in a principal amount of $5,000,000. The Company acquired these securities, with maturities ranging from November 1998 to November 1999, at a cost of $5,018,906. Any premium or discount is amortized over the remaining life of the security. At June 30, 1998, the market value of these securities was $5,020,005. Included in the statement of operations is the net change in unrealized gains for the trading securities of $8,494 and $4,198 for the years ended June 30, 1998 and 1997, respectively.

   Royalties Receivable in Gold:

        Royalties receivable consists of gold held by Cortez, the operator of the South Pipeline Project, prior to making in-kind royalty payments. These quarterly, in-kind royalty payments are received one month and one day after the relevant production quarter. At June 30, 1998, there was 278 ounces of gold related to the June 30 quarterly production recorded as a receivable valued at current market value. This gold was received on August 1, 1998. Royal Gold has exposure for any changes in gold price on this receivable between the end of the quarter and the time of receipt.

   Gold Inventory:

        Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is stored by the Company's refiner in Utah. The inventory is carried at market value with unrealized gains or losses included in the results of operations for the period. At June 30, 1998, the Company held 150 ounces of gold bullion in inventory.

   Mineral Properties:

        Acquisition costs relating to mineral properties with a known mineralization are deferred until the properties are put into commercial production, sold or abandoned. Exploration costs, including an allocation of employee salaries and related costs, are charged to operations when incurred. Mine development costs incurred to develop new ore bodies, to expand or rehabilitate the capacity of operating mines, or to develop areas substantially in advance of production are deferred. For properties placed in production, the related deferred costs are depleted using the units-of-production method over the life of the reserves. Deferred costs applicable to sold or abandoned properties are charged against operations at the time of sale or abandonment of the property. Upon disposition of a portion of a mineral property, including equipment sales, any proceeds are treated as a reduction of the carrying value of the portion of the property retained. The recoverability of the carrying value of development projects is evaluated based upon estimated future net cash flows from each property using estimates of contained mineralization expected to be classified as proven and probable reserves upon completion of a feasibility study. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds its estimated future undiscounted cash flows.

        Management's estimate of the gold prices, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term which could adversely affect management's estimate of the net cash flows expected to be generated from properties in operation.

   Office Furniture, Equipment and Improvements:

        The Company depreciates its office furniture, equipment and improvements over estimated useful lives of 15 years for office furniture, 3 years for computer equipment, and 5 years for other office equipment, using the straight-line method. The cost of normal maintenance and repairs is charged to expenses as incurred.
        Significant expenditures which increase the life of the asset are capitalized and depreciated over the estimated remaining useful life of the asset. Upon retirement or disposition of office furniture, equipment, or improvements, related gains or losses are recorded in operations.

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

   Earnings (Loss) Per Share:

        Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the effect of dilutive options and warrants.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128"),effective for periods ending after December 15, 1997, which the Company adopted December 31, 1997, and applied retroactively for all periods presented.

   New accounting pronouncements:

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (" SFAS 130"), Comprehensive Income, which is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Management is currently evaluating the requirements of SFAS 130.

       In June, 1997, American Institute of Certified Public Accountants issued Statement of Financial Accounting Standards No. 131,
       "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods ending after December 15, 1997, and adoption of the statement is not anticipated to have a material impact on the Company's financial position, results of operations, liquidity or current disclosures.

2. Property and Equipment

  The net carrying value of the Company's property and equipment consists of the following components at June 30, 1998 and 1997:

                                           1998           1997
                                         ---------      ---------
  Mineral Properties:
    South Pipeline-
      Net Profits Interest             $     -        $     -
        Long Valley                     4,086,233      3,675,281
    Bald Mountain                       2,369,353           -
    Camp Bird                             120,110        120,110
                                        6,575,696      3,795,391
                                        ---------      ---------

  Office furniture, equipment
    and improvements                       73,407        107,025
                                        ---------      ---------
      Net property and equipment       $6,649,103     $3,902,416
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

  A.  South Pipeline Project
      ----------------------
  The Company owns a 20% royalty interest in the South Pipeline Project, a sediment-hosted gold deposit located in Lander County, Nevada, which covers over 4,000 acres of unpatented mining claims. The South Pipeline

  Project is operated by Cortez Gold Mines ("Cortez"), a joint venture of Placer Dome U.S. Inc. ("PDUS") and Kennecott Corporation.

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

  The Company receives advance royalty payments of $150,000 per year for the life of the project, and all such payments are to be recouped by Cortez from production royalty payments.

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

  B.  Bald Mountain Royalty
      ---------------------
  The Company purchased a 50% undivided interest in a sliding-scale net smelter returns royalty that burdens approximately 81% of the Bald Mountain Mine, White Pine County, Nevada, Bald Mountain is an open pit, heap leach mine that is operated by Placer Dome U.S. Inc.

  The Company purchased the royalty, effective January 1, 1998, for a cash consideration of $2,250,000 and assumption of $218,312 in debt to the operator. One-half of each quarterly royalty payment is being withheld by the operator until this debt is paid in full.

  C.  Long Valley
      -----------
  In April 1989, the Company entered into a joint venture agreement with Standard Industrial Minerals, Inc. ("Standard") to explore and develop a property located in Mono County, California (the "Long Valley Project").

  In November 1993, the Company and Standard amended the joint venture agreement to provide for the Company's option, exercisable through December 31, 1997, to acquire the entirety of Standard's interest at Long Valley upon payment of $1,000,000. Option consideration payments aggregating $125,000 were paid through 1996.

  The Company conducted substantial drilling programs at Long Valley in fiscal years 1995, 1996, 1997, and 1998, and discovered additional deposits of gold mineralization.

  Based on the results of the drilling, the Company determined that proven and probable reserves existed at the Long Valley property as of July 1, 1995.

  In August 1997, the Company entered into an agreement with Amax Gold Inc. This agreement provided that Amax Gold had an option, exercisable through December 31, 1997, to enter into a lease and become responsible for further exploration, permitting, and development of Long Valley, and for construction and operation of any mine that would have been developed.
  If Amax Gold had exercised its option, it would have then paid $300,000 to Royal Gold and made advance minimum royalty payments of $250,000 per year to Royal Gold until the Long Valley property was in production.

  In November 1997, Amax Gold, Inc. terminated its option to explore the Long Valley Project and relinquished any interest in the property.

  In December 1997, Royal Gold announced that it had secured, for $100,000, a one-year extension of its option to acquire all of the interest of Standard Industrial Minerals, Inc. in the Long Valley Gold project.
  Under the terms of the extension, Royal Gold is required to pay $900,000 to Standard Industrial Minerals by December 31, 1998, or else forfeit the right to acquire all of Standard Industrial's interest in the Long Valley project.

  The Company now controls 100% of the Long Valley property, subject to a property payment of $900,000. Management believes that it will be able to farm-out this property and receive a royalty interest, and recoup all of its invested costs. The development of the Long Valley property is dependent on the gold price, and is less profitable at lower gold prices. The Long Valley project is marginally profitable at current gold prices. A further decline in gold price could result in an impairment of the Long Valley project.

  C.  Camp Bird Mine
      --------------
  The Camp Bird Venture was formed in August 1986, primarily for the purpose of re-opening the Camp Bird Mine, located in Ouray County, Colorado, as a gold and silver mine.

  At June 30, 1998, capitalized costs of $120,110 reflect the Company's ownership of these patented mining claims. Management believes these claims are valuable both for their mineral and real estate potential.


3.   Earnings per share ("EPS") computation

              For the twelve months ended June 30, 1998
                                Income(Loss)     Shares          Per-Share
                                (Numerator)   (Denominator)        Amount
                                ----------    -------------      ---------
  Basic EPS
     Income available to
      common stockholders      $(3,542,729)      16,617,133     $  (0.21)
     Effect of
      dilutive securities                                 0
                                ----------       ----------      -------
  Diluted EPS                  $(3,542,729)      16,617,133     $  (0.21)
                                ==========       ==========      =======

  Options to purchase 609,520 shares of common stock at an average purchase price of $0.35 per share were not included in the computation of diluted EPS because the Company experienced a net loss in the twelve month period and these options were antidilutive. Options to purchase 703,498 shares of common stock, at an average price of $6.39 per share, were outstanding at June 30, 1998, but were not included in the computation of diluted EPS because the exercise price of these options were greater than the average market price of the common shares.

              For the twelve months ended June 30, 1997
                                Income(Loss)      Shares        Per-Share
                                (Numerator)    (Denominator)      Amount
                                ----------       ----------      -------
  Basic EPS
     Income available to
      common stockholders        $4,054,524      15,615,729      $   0.26
     Effect of
      dilutive securities
       Options                                      785,455
       Warrants                                     167,176
                                 ----------      ----------       -------
  Diluted EPS                    $4,054,524      16,568,360      $   0.24
                                 ==========      ==========       =======

  Options to purchase 214,000 shares of common stock, at an average price of $13.89 per share, were outstanding at June 30, 1997, but were not included in the computation of diluted EPS because the exercise price of these options were greater than the average market price of the common shares.

              For the twelve months ended June 30, 1996
                                Income(Loss)       Shares         Per-Share
                                (Numerator)     (Denominator)      Amount
                                 ----------       ----------      -------
  Basic EPS
     Income available to
      common stockholders         $ 589,195      14,868,109      $   0.04
     Effect of
      dilutive securities
       Options                                    1,095,725
       Warrants                                     400,154
                                 ----------      ----------       -------
  Diluted EPS                     $ 589,195      16,363,988      $   0.04
                                 ==========      ==========       =======

4.   Retirement Benefits

  In 1987, the Company's Board of Directors agreed to provide retirement benefits for the remaining lifetime of a former executive officer. At June 30, 1998, the liability of $133,897 represents the net present value of estimated future payments to this former officer, adjusted for payments made to date.


5.   Income Taxes

  The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at June 30, 1998 and 1997, are as follows:


                                           1998              1997
                                        ----------        ----------
  Net operating loss carryforwards     $ 7,969,998       $ 8,994,000
  Mineral property basis                   966,038           265,000
  AMT credit carryforward                   99,172              -
  Loss on sale of gold                     291,029              -
  Other                                    232,946           235,000
                                        ----------        ----------
  Total gross deferred tax assets        9,559,183         9,494,000

  Valuation allowance                   (8,063,920)       (6,354,000)
                                        ----------        ----------
  Net deferred tax assets                1,495,263         3,140,000
                                        ----------        ----------
  Gold inventory                          (213,026)       (1,918,000)
  Mineral property basis                (1,097,872)         (576,000)
  Other                                   (184,366)          (11,000)
                                        ----------        ----------
  Total deferred tax liabilities        (1,495,263)       (2,505,000)
                                        ----------        ----------
  Total net deferred taxes             $      -          $   635,000
                                        ==========        ==========

  At June 30, 1998, the Company has approximately $22.8 million of net operating loss carryforwards which, if unused, will expire during the years 2001 through 2016. The Company's ability to generate future taxable income to realize the benefit of its tax assets will depend primarily on the timing and amount of royalty revenue from its South Pipeline net profits interest royalty. Due to the uncertainty of future production and the Company's expected future losses, a full valuation allowance has been established for the deferred tax assets at June 30, 1998.

  The components of income tax expense (benefit) for the years ended June 30, 1998, 1997 and 1996, are as follows:

                                      1998         1997        1996
                                    --------     --------    --------
  Current federal tax expense      $ 680,280    $    -      $    -
  Deferred tax expense(benefit)         -         935,000     136,000
  Increase (decrease) in
   deferred tax asset
   valuation allowance                  -        (820,000)   (136,000)
                                    --------     --------    --------
                                   $ 680,280    $ 115,000   $    -
                                    ========     ========    ========

  The provision for income taxes for the years ended June 30, 1998, 1997 and 1996, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss from operations as a result of the following differences:


                                      1998         1997        1996
                                    --------     --------    --------
  Total expense(benefit)
   computed by applying
   statutory rate                $(1,001,857) $ 1,418,000   $ 200,000
  Adjustments of valuation
   allowance                       1,853,461   (1,310,000)   (227,000)
  Excess depletion                  (156,865)        -           -
  Other                              (14,459)       7,000      27,000
                                    --------     --------    --------
                                 $   680,280  $   115,000   $   -
                                    ========     ========    ========

  The change in the valuation allowance in fiscal 1998 is related to establishing a valuation allowance for the current year net operating losses.

  Included in the fiscal 1997 adjustments of valuation allowance is $820,000 related to fiscal 1997 and $490,000 related to fiscal 1996 caused by changes in fiscal 1996 taxable temporary differences.

  Included in the fiscal 1996 adjustments of valuation allowance is $136,000 related to fiscal 1996 and $91,000 related to fiscal 1995 caused by changes in fiscal 1995 temporary differences.


6.   Commitments

     Operating Lease

     The Company leases office space under a lease agreement which expires October 31, 2005. Future minimum cash rental payments are as follows:

                       Years ending June 30,
                    ---------------------------
                    1999             $  140,858
                    2000             $  158,473
                    2001             $  171,741
                    2002             $  178,629
                    2003             $  185,812
                    2004             $  193,290
                    2005             $   65,272
                                      ---------
                                     $1,094,075
                                      =========

     Rent expense charged to operations for the years ended June 30, 1998, 1997, and 1996, amounted to $135,838, $122,300 and $143,300, respectively. The Company subleased a portion of its premises on a month-to-month basis during the stated period.

     In order for the Company to maintain its current exploration and development properties through fiscal 1999, the Company would incur lease maintenance and holding costs of $1,200,000, which includes the $900,000 payment at the Long Valley property. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in these properties rather than continue to pay holding costs.

     Employment Agreements

     The Company has one-year employment agreements with four of its officers which require total minimum future compensation, at June 30, 1998, of $385,000 through January 1999. The terms of each of these agreements automatically extend, every February, for one additional year, unless terminated by the Company or the officer, according to the terms of the agreements.

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

     During fiscal 1998, the Company sold 800,000 shares of common stock, to an institutional investor in Canada, resulting in a net proceeds of $6,200,000. The proceeds of this offering will be used to advance the Company's royalty acquisition program, exploration activities, and for general corporate purposes.

     Also during fiscal 1998, the Company repurchased 128,700 shares of common stock at an average cost of $5.32 per share. This buyback was in accordance with the Company's stock repurchase program announced May 2, 1997, in which the Board of Directors authorized the repurchase of up to $5 million of the Company's common stock, from time-to-time, in the open market or in privately negotiated transactions.

     On September 10, 1997, the Company's board of directors adopted a stockholders' rights plan in which preferred stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock held as of close of business on September 11, 1997. The terms of the Rights plan provide that if any person or group were to announce an intention to acquire or were to acquire 15 percent or more of the Company's outstanding common stock, then the owners of each share of common stock (other than the acquiring person or group) would become entitled to exercise a right to buy one one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $50 per Right.

     Stock Options and Warrants:

     During fiscal 1990, the Directors Stock Option Plan ("Directors Plan") was adopted and the Company reserved 200,000 shares of common stock for issuance under this Plan. Only non-employee directors are eligible to participate in the Directors' plan. Options granted under the Directors Plan are exercisable at prices equal to the market value of the Company's common stock at the date of grant. The options are exercisable for a period of five years and terminate three months after the director resigns or is removed from office. During fiscal

     1996, no options were exercised. Additionally, options for an additional 30,000 shares were issued during the year.

     During fiscal 1989, an Employee Stock Option Plan ("Employee Plan") was adopted. In December 1994, shareholders approved an amendment increasing the aggregate number of shares available for issuance under the Employee Plan to 2,150,000. Provisions of the Employee Plan provide for the issuance of either incentive or non-qualified stock options or stock appreciation rights.

     In December 1996, shareholders approved the adoption of an Equity Incentive Plan to replace the Directors' and Employees' Stock Option Plans. A total of 800,000 shares of the Company's common stock have been reserved for issuance under the new Plan. The options are exercisable at prices equal to the market value of the Company's common stock as of the date of grant, vest in one year from date of grant, and expire ten years after the date of grant. There have been no stock appreciation rights granted under either the Employee Plan or the Equity Incentive Plan. During fiscal 1998, options were exercised for 189,400 shares for a total of $41,081 in proceeds to the Company.

     The following schedules detail activity related to options and warrants for the years ended June 30, 1996, 1997 and 1998:



                                              Optioned            Average
                                               Shares          Option Prices
                                             ---------         -------------
 Options Outstanding, June 30, 1995          1,211,970             $ 1.85
   Granted                                     191,000             $ 8.50
   Exercised                                   (11,190)            $ 3.25
   Surrendered or expired                       (1,810)            $ 7.88
                                             ---------
 Options Outstanding, June 30, 1996          1,389,970             $ 2.75
                                             ---------
   Granted                                     204,000             $14.13
   Exercised                                  (168,550)            $ 0.67
                                             ---------
 Options Outstanding, June 30, 1997          1,425,420             $ 4.63
                                             ---------
   Granted                                     804,998             $ 6.38
   Exercised                                  (189,400)            $ 0.22
   Surrendered or expired                     (728,000)            $ 9.59
                                             ---------
 Options Outstanding, June 30, 1998          1,313,018             $ 3.59
                                             =========

All options outstanding at each year end, except for current year grants, are exercisable. Options outstanding at June 30, 1998, consist of: 574,520 options at a strike price of $0.125 and a remaining contractual life of 3.4 years; 587,498 options at an average strike price of $5.31 (a range of $4.00 to $5.63), and a weighted average remaining contractual life of 6.0 years; and 151,000 options at an average strike price of $10.06 (a range of $7.88 to $14.13), and a weighted average remaining contractual life of 3.7 years.

                                              Warranted            Average
                                               Shares          Warrant Prices
                                             ---------         --------------
 Warrants Outstanding, June 30, 1995         1,407,500            $ 2.35
   Exercised                                  (974,000)           $ 2.95
                                             ---------
 Warrants Outstanding, June 30, 1996           433,500            $ 1.00
                                             ---------
   Exercised                                  (230,500)           $ 0.56

 Warrants Outstanding, June 30, 1997           203,000            $ 1.50
                                             ---------
   Exercised                                  (203,000)           $ 1.50
                                             ---------
 Warrants Outstanding, June 30, 1998                 0            $ 0.00
                                             =========

     The shares and exercise prices listed above are generally subject to adjustment in accordance with antidilution provisions of each of the warrant agreements.

     In October 1997, stock options were awarded to certain employees at the then current market price.

     On May 29, 1998, the Board of Directors approved the implementation of a Stock Option Exchange Program for current employees of Royal Gold.
     In effect, the Exchange Program will give employees a period of time to exchange their options for a lesser number of new options with an exercise price based on the closing price of the stock on May 29, 1998 ($5.375/share). Under this Exchange Program, 715,750 options will be canceled and 522,498 new options will be issued. The new options will not be exercisable for six months from the date of grant. The vesting of the new options will be the same as for the old options. At June 30, 1998, no options had been exchanged.

     The new number of options which were offered to each employee were computed in reliance on the Black-Scholes Model. The net result of applying this model is that the exercise price for the options will be lower, and the number of shares subject to each such option was reduced.

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

                                        1998             1997
                                    ----------         ---------
     Net income (loss)
            As reported            $(3,542,729)       $4,054,503
            Pro Forma              $(4,232,401)       $3,187,290

     Net income (loss) per basic share
            As reported            $     (0.21)       $     0.26
            Pro Forma              $     (0.25)       $     0.20

     Net income (loss) per diluted share
            As reported            $     (0.21)       $     0.24
            Pro Forma              $     (0.25)       $     0.19

     The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

                                        1998              1997
                                       ------            ------
     Weighted average
       expected volatility             64.4%             53.2%
     Weighted average
       expected option term         3.8 years         4.8 years
     Weighted average
       risk-free interest rate         5.5%             6.2%
     Forfeiture rate                   5%                 5%
     Weighted average grant
       date fair value                 $2.28            $4.25


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

8.   Major Customers

     In each of fiscal years 1998, 1997, and 1996, $2,047,142, $8,202,049 and $3,680,145, respectively, of the Company's royalty income was received from the same source. (See Note 2.A.)


9.   Simplified Employee Pension ("SEP") Plan

     The Company maintains a SEP Plan in which all employees are eligible to participate. The Company contributes a minimum of 3% of an employee's compensation to an account set up for the benefit of the employee. If an employee also chooses to contribute to the SEP Plan through salary reduction contributions, the Company will match such contributions to a maximum of 7% of the employee's salary. The Company contributed $75,510, $67,041 and $59,157, in fiscal years 1998, 1997, and 1996, respectively.


10.  Contingencies

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

                              PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Stanley Dempsey
---------------
Age 59, Director Since August 1984; Term Expires 2000
Chairman of the Board and Chief Executive Officer of the Company since April 4, 1988. President and Chief Operating Officer of the Company from July 1, 1987 to April 4, 1988. Consultant to the Company from 1986 to 1987. Member of the Board of Directors of Dakota Mining Corporation, Hazen Research, Inc. and Behre Dolbear and Company, Inc. Prior to 1986, was a Vice President of AMAX, Inc., Greenwich, Connecticut, and Sydney and Perth, Australia, and an attorney at law in private practice. (1)

Edwin W. Peiker, Jr.
--------------------
Age 67; Director Since May 1987; Term Expires 1999
Director. President and Chief Operating Officer of the Company from April 4, 1988, until retirement on February 1, 1992. Vice President of Engineering of the Company from May 1987 to April 4, 1988. From 1983 to 1986, Mr. Peiker was engaged in mineral consulting activities. Mr. Peiker was also a principal in Denver Mining Finance Company from 1984 until 1986. During the period 1966-1983, Mr. Peiker was with the Climax Molybdenum division of AMAX involved in exploration activities worldwide. (1) (2)

John W. Goth
------------
Age 71; Director Since August 1988; Term Expires 2000
Director. Executive Director of the Denver Gold Group. Vice Chairman of the Minerals Information Institute and a consultant to the mining industry. Mr. Goth was formerly a senior executive of AMAX, Inc. and a Director of Magma Copper Company. Mr. Goth is a Director of U.S. Gold Corporation, Qualchem, Inc. and Behre Dolbear. (2) (3)

James W. Stuckert
-----------------
Age 60; Director Since September 1989; Term Expires 1998
Director. Chairman and CEO of Hilliard Lyons, Inc. Mr. Stuckert is also a Director of Hilliard, Lyons, Inc., Thomas Transportation, Inc. and a Board Member of the Security Industries Association. (2) (3)

Pierre Gousseland
-----------------
Age 76; Director Since June 1992; Term Expires 1998
Director. Financial Consultant. Mr. Gousseland is Chairman of the Board of Directors of Golden Star Resources Ltd. and a director of Guyanor Ressources, S.A. From 1977 until January 1986, Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. Formerly, Director of the French American Banking Corp. of New York, the American International Group, Inc., Union Miniere, S.A. (Belgium), Degussa AG (Germany) and IBM World Trade Europe/Middle East Africa Corporation. Mr. Gousseland has served on the Chase Manhattan and Creditanstaldt (Vienna, Austria) International Advisory Boards and is Past President of the French American Chamber of Commerce in the United States. (3)

S. Oden Howell, Jr.
-------------------
Age 58; Director Since December 1992; Term Expires 1999
Director. Consultant to H&N Constructors, Inc., a contractor specializing in remodeling and rehabilitation of government facilities. From 1972 until 1988, Mr. Howell was Secretary/Treasurer of Howell & Howell, Inc. He is currently Director of Florafax International, Inc.

Merritt Marcus
--------------
Age 64; Director Since December 1992; Term Expires 1998
Director. President and Chief Executive Officer of Marcus Paint Company, a manufacturer of industrial coatings and Performance Powders, L.L.C., a manufacturer of industrial powder coatings. Mr. Marcus has served several terms as a Director of the National Paint and Coatings Association.

Peter B. Babin
--------------
Age 44; Director Since December 1997; Term Expires 2000
Director. President of the Company since December 1996, formerly Executive Vice President from July 1995 through December 1996 and Senior Vice President from July 1993 through June 1995. From 1989 until 1993, Mr. Babin was a consultant to the Company. From 1986 through 1989, Mr. Babin was Senior Vice President and General Counsel of Medserv Corporation.

Thomas A. Loucks: Age 49
Executive Vice President and Treasurer of the Company. From August 1985 until August 1988, Mr. Loucks was a Business Development Analyst with Newmont Mining Company.

Karen P. Gross: Age 44
Vice President of the Company since June of 1994. Corporate Secretary of the Company since 1989. From 1987 until 1989, Ms. Gross was the Assistant Secretary to the Company and Executive Assistant.

(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Compensation Committee

The officers of the Company have one-year employment agreements that renew for an additional year in February each year.


ITEMS 11,12, and 13

The information called for by Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," is incorporated by reference to the Company's definitive proxy statement to be filed with respect to the upcoming Annual Meeting of Stockholders to be held November 17, 1998 in Denver, Colorado.

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

  (3)  The following exhibits are filed with this annual report on Form 10-
       K. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K. Those exhibits that have been marked with an asterisk are filed herewith; all other exhibits have been previously filed with the Commission pursuant to the Company's various reports on Forms 10-K, 10-Q, 8-K, 8-A, S-1 and S-8, and are incorporated herein by reference.

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

     (c)  Amendment to Certificate of Incorporation dated February 2, 1983
          - Exhibit 3 (c) of Registration Statement on Form S-1,
          Registration No. 2-84642.

     (d) Amendments to Articles of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company's Form 10-K for the year ended June 30, 1987.

     (e)  Amendment to Articles of Incorporation dated February 2, 1988 -
          Exhibit 3(f) to the Company's Form 10-K for the year ended June 30, 1990.

     (f) By-Laws - Exhibit (d) to the Company's Form 10-K, for the fiscal year ended December 31, 1980.

 Exhibit
 Number
 -------
 10  (a)  Employee Stock Option Plan - Exhibit 4(a) to the Company's Form
          S-8 dated February 6, 1990.

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

     (f) Mining Lease and Purchase Option, dated effective August 23, 1993, between Royal Gold, Inc. and Donald K. Jennings, relating to the "Ferber" claims, in Elko County, Nevada - Exhibit 10(o) to the Company's Form 10-K for the year ended June 30, 1993.

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

Exhibit
 Number
 -------
 10  (k)  Second Amendment to Option Agreement and Grant of Exploration
          Rights between Union Pacific Minerals, Inc. and Royal Gold, Inc., dated effective January 1, 1996 - Exhibit 10(k) to the Company's Form 10-K for the year ended June 30, 1996.

     (l) Third Amendment to Option Agreement and Grant of Exploration Rights between Union Pacific Minerals, Inc. and Royal Gold, Inc., dated effective August 15, 1996 - Exhibit 10(l) to the Company's Form 10-K for the year ended June 30, 1996.

     (m)  Consent of Independent Accountants -    Exhibit 10(m) to the
          Company's Form 10-K for the year ended June 30, 1996.

     (n) Consent of Independent Accountants - Exhibit 10(n) to the Company's Form 10-K for the year ended June 30, 1996.

     (o) Shareholders' Rights Agreement Exhibit B to the Company's Form 8-A dated September 11, 1997.

     (p) Restated Option Agreement and Grant of Exploration Rights between Union Pacific Minerals, Inc. and Royal Gold, Inc. dated effective August 22, 1997.

     (q) Letter agreement among Royal Gold, Inc. and Amax Gold Inc. - Lease and Option to Purchase dated effective August 1, 1997.

     (r)* Mining Lease and Option to Purchase Agreement between New Concept Mining Inc. and Royal Gold, Inc. dated effective November 21, 1997.

     (s)* Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co. S.A., and Royal Gold, Inc., dated effective March 30, 1998.

     (t)* Private Agreement between Rakov Pty. Ltd. And Royal Gold, Inc. dated effective March 28, 1998.

     (u)* Exploration , Development and Mine Operating Agreement between Battle Mountain Exploration Company and Royal Gold, Inc. dated effective June 30, 1998.

     (v)* Exploration and Development Option Agreement between Placer Dome U.S., Inc. and Royal Gold, Inc. dated effective July 1, 1998.

 21*(a)   The Company and Its Subsidiaries.
          * - Filed herewith.
     (b)  Reports on Form 8-K:
          1.  None.

                              EXHIBIT A

                  ROYAL GOLD, INC. AND SUBSIDIARIES
Denver Mining Finance Company (1)
Royal Trading Company (1)
Calgom Mining, Inc. (1)(4)
Royal Long Valley, Inc. (1)
Royal Camp Bird, Inc. (1)
Royal Crescent Valley, Inc. (1)
Royal Kanaka Creek Corporation (1)
Environmental Strategies, Inc. (2)
GRAMEX LTD (3)
SOMIN LTD (5)
Royal Gold Australia (3)
Milos Gold S.A. (3)

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


                                  ROYAL GOLD, INC.


Date: September 28, 1998          By: /s/Stanley Dempsey
                                      ------------------
                                      Stanley Dempsey, Chairman,
                                      Chief Executive Officer, and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: September 28, 1998          By: /s/Stanley Dempsey
                                      ------------------
                                      Stanley Dempsey, Chairman,
                                      Chief Executive Officer, and Director

Date: September 28, 1998          By: /s/Thomas A. Loucks
                                      -------------------
                                      Thomas A. Loucks,
                                      Treasurer

Date: September 28, 1998          By: /s/John Skadow
                                      --------------
                                      John Skadow
                                      Controller

Date: September 28, 1998          By: /s/Edwin W. Peiker, Jr.
                                      -----------------------
                                      Edwin W. Peiker, Jr.,
                                      Director

Date: September 28, 1998          By: /s/John W. Goth
                                      ---------------
                                      John W. Goth,
                                      Director

Date: September 28, 1998          By: /s/James W. Stuckert
                                      --------------------
                                      James W. Stuckert,
                                      Director

Date: September 28, 1998          By: /s/Pierre Gousseland
                                      --------------------
                                      Pierre Gousseland,
                                      Director

Date: September 28, 1998          By: /s/Merritt E. Marcus
                                      --------------------
                                      Merritt E. Marcus
                                      Director

Date: September 28, 1998          By: /s/S. Oden Howell, Jr.
                                      ----------------------
                                      S. Oden Howell, Jr.
                                      Director

Date: September 28, 1998          By: /s/Peter B. Babin
                                      -----------------
                                      Peter B. Babin
                                      Director

