Form 10-Q
period 1998-09-30
ROYAL GOLD INC /DE/
filed 1998-11-16
CIK 85535

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                                             OUTSTANDING AT
      CLASS OF COMMON STOCK                 November 5, 1998
           $.01 PAR VALUE                  16,926,876 SHARES

                            ROYAL GOLD, INC.

                                INDEX

             PAGE

PART I:    FINANCIAL INFORMATION

    Item 1.     Financial Statements

    Consolidated Balance Sheets ....................  3-4

    Consolidated Statements of Operations ..........    5

    Consolidated Statements of Cash Flows ..........  6-7

    Notes to Consolidated Financial
     Statements ....................................    8

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of
      Operations ...................................   14

PART II:   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ........   18

  SIGNATURES .......................................   19


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



                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                       ------------------------------

                                          September 30,   June 30,
                                             1998           1998
                                       ------------------------------
Current Assets
    Cash and equivalents                $ 7,631,772    $ 8,462,083
    Marketable securities                 4,010,632      3,007,505
    Receivables
      Trade and other                       299,286        516,186
    Royalties receivable in gold             35,680         83,194
    Inventory                               152,295         69,101
    Prepaid expenses and other               68,067         70,065
    Deferred income tax benefit                   0              0
                                         ----------     ----------
      Total current assets               12,197,732     12,208,134
                                         ----------     ----------

Property and equipment, at cost
    Mineral properties                    7,038,984      6,949,655
    Furniture, equipment and improvements   685,287        681,073
                                         ----------     ----------
                                          7,724,271      7,630,728
                                         ----------     ----------
Less accumulated depreciation,
    depletion and amortization           (1,147,265)      (981,625)
                                         ----------     ----------
      Net property and equipment          6,577,006      6,649,103
                                         ----------     ----------
    Other assets
      Noncurrent marketable securities    1,005,938      2,012,500
      Other                                  67,767         57,567
                                         ----------     ----------
                                        $19,848,443    $20,927,304
                                         ==========     ==========





            The accompanying notes are an integral part of
               these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY


                                    ------------------------------
                                      September 30,   June 30,
                                       1998            1998
                                    ------------------------------
Current Liabilities
    Accounts payable                   $   807,995   $   548,904
    Taxes payable                                0        45,280
    Accrued liabilities
      Post retirement benefits              26,400        26,400
      Accrued compensation                 210,000       140,000
      Other                                  9,183        10,190
                                        ----------    ----------
           Total current liabilities     1,053,577       770,774
                                        ----------    ----------

Post retirement benefit liabilities        100,897       107,497
Commitments and contingencies
    (Notes 2, 3 and 8)

Stockholders' equity
    Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued 17,091,602 and 17,069,602
      shares, respectively                 170,916       170,696
    Additional paid-in capital          53,991,045    53,978,827
Accumulated deficit                    (34,608,534)  (33,340,707)
                                        ----------    ----------
                                        19,553,427    20,808,816

Less treasury stock, at cost
    (164,726 and 143,726 shares,
      respectively)                       (859,458)     (759,783)
                                        ----------    ----------
           Total stockholders' equity   18,693,969    20,049,033
                                        ----------    ----------

                                       $19,848,443   $20,927,304
                                        ==========    ==========


           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                         For the three months ended
                                                 September 30,
                                         -----------------------------

                                               1998         1997
                                         ------------------------------

Royalty income                            $   383,106    $ 1,764,532
Consulting revenues                             3,000         13,400

Costs and expenses
    Costs of operations                        60,741        142,975
    General and administrative                371,997        365,256
    Direct costs of consulting revenues             0          4,237
    Exploration                               902,467        529,928
    Lease maintenance and holding costs       311,975        294,886
    Depreciation and amortization             165,640         13,275
                                           ----------     ----------
           Total costs and expenses         1,812,820      1,350,557
                                           ----------     ----------
           Operating income (loss)         (1,426,714)       427,375

Interest and other income                     158,887        108,568
Gain (loss) on marketable securities                0        (31,886)
                                           ----------     ----------
           Earnings (loss)                $(1,267,827)   $   504,057
                                           ==========     ==========


           Basic earnings (loss)
             per share                    $     (0.07)   $      0.03
                                           ----------     ----------
           Basic weighted average shares
            outstanding                    16,923,610     15,997,241
                                           ==========     ==========

           Diluted earnings (loss)
             per share                   $     (0.07)    $      0.03
                                          ----------      ----------
           Diluted weighted average shares
            outstanding                   16,923,610      16,767,750
                                          ===========     ==========


           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                    For the three months ended
                                           September 30,
                                    ------------------------------
                                        1998          1997
                                    ------------------------------

Cash flows from operating activities
    Net income (loss)               $(1,267,827)    $   504,057
                                     ----------      ----------
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
      Depreciation, depletion
        and amortization                165,640          13,275
      (Gain) loss on marketable
         securities                           0          31,886

  (Increase) decrease in:
      Trade and other receivables       216,900         (17,291)
      Marketable securities               3,435         (44,336)
      Royalties receivable in gold       47,514         290,595
      Inventory                         (83,194)     (2,516,701)
      Prepaid expenses and other          1,998       1,142,192

   Increase (decrease) in:
      Accounts payable
        and accrued liabilities         282,803         (41,174)
      Post retirement liabilities        (6,600)         (6,600)
                                     ----------      ----------
    Total adjustments                   628,496      (1,148,154)
                                     ----------      ----------

Net cash (used in) operating
    activities                         (639,331)       (644,097)
                                     ----------      ----------



                             (Continued)

          The accompanying notes are an integral part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)



                                    For the three months ended
                                           September 30,
                                    ------------------------------
                                        1998           1997
                                    ------------------------------

Cash flows from investing activities
      Capital expenditures for
       property and equipment       $   (93,543)    $  (113,173)
      (Increase) decrease in
         other assets                   (10,200)       (650,000)
                                     ----------      ----------
Net cash provided by (used in)
   investing activities                (103,743)       (763,173)
                                     ----------      ----------
Cash flows from financing activities:

      Purchase of common shares         (99,675)              0
      Proceeds from issuance
        of common stock                  12,438         301,490
                                     ----------      ----------
Net cash provided by (used in)
  financing activities                  (87,237)        301,490
                                     ----------      ----------

Net increase (decrease) in cash
   and equivalents                     (830,311)     (1,105,780)
                                     ----------      ----------
Cash and equivalents at beginning
    of period                         8,462,083       3,333,298
                                     ----------      ----------
Cash and equivalents
   at end of period                 $ 7,631,772     $ 2,227,518
                                     ==========      ==========






           The accompanying notes are an integral part of these consolidated financial statements

                          ROYAL GOLD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1998.


1.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following components at September 30, 1998, and June 30, 1998:

                                  September 30,         June 30,
                                     1998                 1998
                                  ------------         ----------

       Mineral Properties:
         South Pipeline-
           Net Profits Interest   $         0         $        0
         Bald Mountain Royalty      2,217,483          2,369,353
         Long Valley                4,175,562          4,086,233
         Camp Bird                    120,110            120,110
                                   ----------         ----------
                                    6,513,155          6,575,696

         Office furniture,
           equipment and
           improvements                63,851             73,407
                                   ----------         ----------
       Net property and equipment $ 6,577,006        $ 6,649,103
                                   ==========         ==========

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

     The Company anticipates that production from stockpiled and on-pad heap leach material from the Crescent Pit will continue through fiscal 1999.


  B. LONG VALLEY

     The Long Valley Property, in Mono County, California, is subject to an agreement between the Company's subsidiary, Royal Long Valley ("Royal Long Valley")and Standard Industrial Minerals, Inc. Pursuant to the agreement, Royal Long Valley was entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property, upon payment of $1,000,000. The Option Agreement, which was terminable by Royal Long Valley at any time, involved four annual option consideration payments which totaled $125,000. Up to $100,000 of the payments (namely, the payments that were made in 1995 and 1996) are creditable against the option exercise amount. This agreement was amended in December 1997, and again in November 1998, as described below.

     On November 6, 1998, the Company announced that Royal Long Valley has secured a five-year extension of its option to acquire all of the interest of Standard Industrial Minerals, Inc. in the Long Valley gold project, Mono County, California. Under terms of the extension agreement, Royal Long Valley may acquire all of Standard Industrial's interest in the property, at any time prior to December 31, 2003, upon payment of $900,000, plus accrued interest at 6% per year. Royal Long Valley must pay Standard Industrial a minimum of $100,000 per year, over the five-year extension period, which is then credited against the option purchase amount.


  C. BALD MOUNTAIN

     On March 13, 1998, Royal Gold acquired, from private parties, a 50% undivided interest in a sliding-scale net smelter return royalty ("nsr") that burdens approximately 81% of the current reserves at the Bald Mountain Mine, White Pine County, Nevada. Bald Mountain is owned and operated by Placer Dome U.S. Inc.

     The Company purchased the royalty, effective January 1, 1998, for cash consideration of $2,250,000 and assumption of $218,312 in debt to the operator. One-half of each quarterly royalty payment is being withheld by the operator until this debt is paid in full.

     Bald Mountain is a heap leach operation and production may be affected by seasonal weather conditions. On October 30, 1998, the Company was allocated $197,429 relating to its 1.75% NSR share of production during the quarter ended September 30, 1998. Pursuant to an agreement with the operator, 50% of this allocation was retained by the operator as a credit against prior overpayments. The balance of the amount owed to the operator was $55,277 at September 30, 1998.


  D. CAMP BIRD

     At September 30, 1998, capitalized costs of $120,110 represent the Company's ownership of patented mining claims. Management believes that these claims have value for their mineral potential and for their real estate development potential.



2.   INCOME TAXES

  At June 30, 1998, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $22.8 million. If not used, the net operating loss carryforward will expire during the years 2001 through 2016. The Company has recorded a full valuation allowance due to the uncertainty of the timing of the revenue stream at South Pipeline.

3.   ROYALTIES RECEIVABLE IN GOLD

  At September 30, 1998, 124 ounces of gold related to the September 30 quarterly production from the Crescent Pit is recorded as a receivable. This gold was received on November 1, 1998. Royal Gold has exposure for any changes in the gold price on this receivable between the end of the quarter and the time of receipt.



4.   INVENTORY

  Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is stored by the Company's refiner in Utah. The inventory is carried at market value at the end of the period with unrealized gains or losses included in the results of operations for the period. At September 30, 1998, the Company held 428 ounces of gold bullion in inventory, which was disposed of subsequent to quarter end.



5.   EARNINGS PER SHARE COMPUTATION

                     For the three months ended 9/30/98
                        Income          Shares         Per-Share
                       (Numerator)     (Denominator)   Amount
  BASIC EPS
  Loss to common
   stockholders      $ (1,267,827)      16,923,610     $ (0.07)

  Effect of dilutive
   securities
                      -----------       ----------      ------
  DILUTED EPS        $ (1,267,827)     16,923,610      $ (0.07)
                      ===========      ==========       ======

  Options to purchase 587,520 shares of common stock at an average price of $0.34 per share were not included in the computation of diluted EPS because the Company experienced a net loss in the quarter and these options are anti-dilutive. Options to purchase 703,498 shares of common stock at an average price of $6.39 per share were outstanding at


  September 30, 1998, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

                        For the three months ended 9/30/97

                       Income          Shares         Per-Share
                      (Numerator)     (Denominator)   Amount
  BASIC EPS
  Income available
   to common
   stockholders       $   504,057      15,997,241     $  0.03

  Effect of dilutive
   securities
     Options                              770,509

                       -----------     ----------      ------
  DILUTED EPS         $    504,057     16,767,750     $  0.03
                       ===========     ==========      ======

  Options to purchase 123,848 shares of common stock at an average price of $9.28 per share were outstanding at September 30, 1997, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.



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



7.  GENERAL

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's audited consolidated financial statements as of June 30, 1998.

  The information in this report reflects all adjustments which, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company has continued to explore its properties and anticipates continued exploration activities for the remainder of the year. The Company's long-term viability is ultimately dependent upon the acquisition of gold royalties and the successful exploration and subsequent development and operation by others of the Company's mineral properties. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated at any such property, the Company will re-evaluate the property and may substantially increase or decrease the level of expenditures on that particular property. The profitability and reserves of the Company are affected by the prevailing gold price.


YEAR 2000 IMPACT

The Year 2000 issue relates to equipment which contains hardware and/or software programmed to read the year based on its last two digits. This equipment will not be able to differentiate between years at the turn of the century and, if this problem is left uncorrected, may result in malfunctions of the equipment.

Throughout the Company, the use of computers is limited to Windows operating systems on personal computers linked to Local Area Networks. Software consists of standardized packages from major developers. The Year 2000 issue also relates to other office equipment, such as telephones, voice mail and the office security system. The Company is in the process of contacting all relevant vendors and manufacturers to determine whether any updates or replacements will be required. The cost of this project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement of all computers and software would total approximately


$75,000. Many components have been certified as Year 2000 compliant. Those companies that provide banking, insurance and other administrative services to the Company are also being contacted for Year 2000 compliance.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had a working capital surplus of $11,144,175. Current assets were $12,197,732, compared to current liabilities of $1,053,557, for a current ratio of 12 to 1. This compares to current assets of $12,208,134, and current liabilities of $770,774, at June 30, 1998, resulting in a current ratio of 16 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, and the issuance of common stock. During the first quarter of fiscal 1999, the Company earned $185,680 in royalties from its net profits interest at South Pipeline and $197,429 on its royalty interest at Bald Mountain. The Company also earned $158,887 in interest income on its cash and marketable securities portfolio. This marketable securities portfolio consists of U.S. treasury notes with maturities of up to fifteen months, and has an adjusted cost basis of $5,016,570.

During July 1998, the Company repurchased 21,000 common shares at a cost of $99,675. This repurchase was made in accordance with the Company's stock repurchase program announced on May 2, 1997.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. The Company anticipates receiving $350,000 to $450,000 per year in revenues from its interest at Bald Mountain, assuming a constant gold price of $300 per ounce. This will contribute approximately $75,000 to earnings annually over the estimated mine life. Revenues from the Company's interest in the Crescent Pit will continue at levels obtained from heap leach production in fiscal 1998. More extensive production from the South Pipeline deposit is expected to commence after environmental permitting is completed, which is expected in 1999.

The Company anticipates total general and administrative expenses for fiscal 1999 to be approximately $2,000,000, of which $371,997 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $2,000,000 of which $1,214,442 has been spent. Development expenditures at Long Valley are estimated at $400,000 (including the $100,000 net property payment due in December 1998), of which $89,329 has been spent. Because of the seasonal nature of the Company's activities, development, exploration and holding costs are disproportionately incurred throughout the year. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

In August 1998, Placer Dome U.S. ("PDUS") advised Royal Gold that Cortez now forecasts an acceleration of the development and production of the South Pipeline deposit, because of the recent completion of its 1998 life of mine plan update, and because of its reassessment of how the South Pipeline ore should be processed. Cortez now believes approximately 80% of the South Pipeline ore will go to the heap leach pads, and approximately 20% of the ore will be processed in the Pipeline mill. Cortez' current mine plan anticipates that all required permits for the full-scale mining and processing of South Pipeline ore may be issued by mid-year 1999, and that pre-stripping operations will begin in 2001, with significant production from South Pipeline commencing in 2002.

Although Royal Gold holds a passive interest in the South Pipeline project, it has, under its agreement with Cortez, certain rights to ensure that the development of the South Pipeline deposit is not discriminated against, even in the event that the operator has other more profitable opportunities in the area. The test for Cortez is what a prudent operator would do with respect to South Pipeline, without regard to other properties or facilities operated by Cortez in the vicinity.
In order to fulfill this prudent operator test, Cortez executed a "stand alone" study that considers development of South Pipeline without regard to its Pipeline project. Royal Gold is reviewing Cortez' stand alone study, in comparison with its own stand alone analysis. The Company continues to have discussions with Cortez and PDUS regarding this issue and Cortez' mine planning for South Pipeline.

On November 6, 1998, the Company announced that its subsidiary, Royal Long Valley, has secured a five-year extension of its option to acquire all of the interest of Standard Industrial Minerals, Inc. in the Long Valley gold project, Mono County, California. Under the terms of the extension agreement, Royal Long Valley may acquire all of Standard Industrial's interest in the property, at any time prior to December 31, 2003, upon payment of $900,000, plus accrued interest at 6% per year. Royal Long Valley must pay Standard Industrial a minimum of $100,000 per year, over the five-year extension period, which is then credited against the option purchase amount.


                             ROYAL GOLD, INC.
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 1998, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997

For the quarter ended September 30, 1998, the Company reported a net loss of $1,267,827, or $0.07 per basic share, as compared to net income of $504,057, or $0.03 per basic share, for the quarter ended September 30, 1997.

Royalty income for the current quarter of $383,106, decreased from $1,764,532 for the quarter ended September 30, 1997. The decrease is attributable to the completion of production from mill grade-ore at the Crescent Pit in fiscal 1998. Heap leach production from the Crescent Pit was $185,680 during the current quarter. The Company anticipates ongoing heap leach production through fiscal 1999. The Bald Mountain royalty generated $197,429 in royalty income during the quarter.

General and administrative costs of $371,997 for the current quarter have remained flat compared with $365,256 for the quarter ended September 30, 1997.

Exploration expenditures of $902,467 for the quarter ended September 30, 1998, increased from $529,928 for the quarter ended September 30, 1997, primarily related to exploration activity at the Milos Gold project, Greece and the Manhattan project in Nevada, offset by decreased exploration at Buckhorn South.

Lease maintenance and holding costs increased from $294,886 for the quarter ended September 30, 1997, to $311,975 for the quarter ended September 30, 1998, due to claims fees paid at Alligator Ridge in Nevada, offset by decreased advance minimum royalties at Buckhorn South.

Interest income increased from $108,568 for the quarter ended September 30, 1997, to $158,887 for the quarter ended September 30, 1998, primarily due to increased cash available for investment.

                   PART II:  OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K


(a) Exhibits
  None


(b) Reports on Form 8-K
  None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: November 15, 1998         By:  /s/ Stanley Dempsey
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer




Date: November 15, 1998         By:  /s/ Thomas A. Loucks
                                Thomas A. Loucks
                                Treasurer
                                (Chief Financial Officer)