Form 10-Q
period 1998-12-31
ROYAL GOLD INC /DE/
filed 1999-02-16
CIK 85535

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                          ------------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


                         COMMISSION FILE NUMBER 0-5664


                               ROYAL GOLD, INC.
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                        84-0835164
         -------------------------------         ----------------
        (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

                    SUITE 1000
               1660 WYNKOOP STREET
                 DENVER, COLORADO                     80202-1132
        ----------------------------------------     ------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                               (303) 573-1660
           ----------------------------------------------------
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               Not Applicable
           ----------------------------------------------------
           (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                   IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES  X                           NO
                       -----                            -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
    CLASS OF COMMON STOCK                        FEBRUARY 4, 1999
   -----------------------                      ------------------
      $.01 PAR VALUE                            16,933,876 SHARES






                               ROYAL GOLD, INC.


    INDEX                                                  PAGE

  PART I: FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets ................... 3-4

            Consolidated Statements of Operations.......... 5-6

            Consolidated Statements of Cash Flows ......... 7-8

            Notes to Consolidated Financial
            Statements ....................................   9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ...................................  16

  PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K .............  23

  SIGNATURES ...........................................  24

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.
With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production, schedules for development and estimates of reserves and mineralization. Factors that could cause actual results to differ materially include, among others, decisions and activities of Cortez regarding the Pipeline and South Pipeline deposits, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                  ASSETS

                                   -----------------------------------
                                     December 31,            June 30,
                                        1998                  1998
                                    -----------------------------------

Current Assets
  Cash and equivalents              $  6,449,270          $  8,462,083
  Marketable securities                4,012,125             3,007,505
  Trade and other receivables            303,495               516,186
  Royalties receivable in gold            97,457                83,194
  Inventory                               61,089                69,101
  Prepaid expenses and other              57,125                70,065
                                      ----------            ----------
Total current assets                  10,980,561            12,208,134
                                      ----------            ----------
Property and equipment, at cost
  Mineral properties                   7,174,959             6,949,655
  Furniture, equipment
   and improvements                      686,050               681,073
                                      ----------            ----------
                                       7,861,009             7,630,728
                                      ----------            ----------
  Less accumulated depreciation,
   depletion and amortization         (1,279,679)             (981,625)
                                      ----------            ----------
  Net property and equipment           6,581,330             6,649,103
                                      ----------            ----------
Other assets
  Noncurrent marketable
   securities                          1,012,812             2,012,500
  Other                                   57,767                57,567
                                      ----------            ----------
Total other assets                     1,070,579             2,070,067
                                      ----------            ----------
                                    $ 18,632,470          $ 20,927,304
                                      ==========            ==========






               The accompanying notes are an integral part of
                   these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                   ----------------------------------
                                     December 31,            June 30,
                                        1998                  1998
                                   -----------------------------------

Current Liabilities
  Accounts payable                  $    506,935          $    548,904
  Taxes payable                                0                45,280
  Post retirement benefits                26,400                26,400
  Accrued compensation                   281,384               140,000
  Other                                   14,406                10,190
                                      ----------            ----------
Total current liabilities                829,125               770,774
                                      ----------            ----------
Post retirement benefit
 liabilities                              94,297               107,497
Commitments and contingencies
(Notes 1 and 6)

Stockholders' equity
  Common stock, $.01 par value,
   authorized 40,000,000 shares;
   issued 17,158,602 and 17,069,602
   shares, respectively                  171,586               170,696

  Additional paid-in capital          54,008,437            53,978,827
  Accumulated deficit                (35,437,605)          (33,340,707)
                                      ----------            ----------
                                      18,742,418            20,808,816

Less treasury stock, at cost
(204,726 and 143,726 shares,
 respectively)                        (1,033,370)             (759,783)
                                      ----------            ----------
Total stockholders' equity            17,709,048            20,049,033
                                      ----------            ----------
                                    $ 18,632,470          $ 20,927,304
                                      ==========            ==========




               The accompanying notes are an integral part of
                   these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                       For the three months ended
                                               December 31,
                                   ------------------------------------
                                         1998                 1997
                                   ------------------------------------

Royalty income                      $    251,846          $     75,349
Loss on gold inventory                      (580)             (909,639)
Consulting revenues                        6,575                 8,951

Costs and expenses
  Costs of operations                     80,494                68,992
  Direct costs of
   consulting revenues                     1,625                   899
  General and administrative             444,624               413,729
  Exploration                            643,083               576,896
  Lease maintenance
   and holding costs                      15,358                63,589
  Depreciation, depletion
   and amortization                      132,414                15,420
                                      ----------            ----------
Total costs and expenses               1,317,598             1,139,525
                                      ----------            ----------
Operating loss                        (1,059,757)           (1,964,864)

  Interest and other income              248,099               230,059
  Loss on marketable
   securities                            (17,411)               (3,197)
                                      ----------            ----------
Net loss                            $   (829,069)         $ (1,738,002)
                                      ==========            ==========

Basic and diluted
 loss per share                     $      (0.05)         $      (0.10)
                                      ==========            ==========
Basic and diluted weighted
 average shares outstanding           16,969,072            16,689,616
                                      ==========            ==========





               The accompanying notes are an integral part of
                   these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                        For the six months ended
                                               December 31,
                                   ------------------------------------
                                         1998                 1997
                                   ------------------------------------

Royalty income                      $    634,951          $  1,878,864
Loss on gold inventory                      (580)             (948,621)
Consulting revenues                        9,575                22,351

Costs and expenses
  Costs of operations                    141,235               211,968
  Direct costs of
   consulting revenues                     1,625                 5,135
  General and administrative             816,621               778,985
  Exploration                          1,545,550             1,106,825
  Lease maintenance
   and holding costs                     327,333               358,475
  Depreciation and amortization          298,054                28,695
                                      ----------            ----------
Total costs and expenses               3,130,418             2,490,083
                                      ----------            ----------
Operating loss                        (2,486,472)           (1,537,489)

  Interest and other income              406,985               338,627
  Loss on marketable
   securities                            (17,411)              (35,083)

Net loss                            $ (2,096,898)         $ (1,233,945)
                                      ==========            ==========

Basic and diluted
 loss per share                     $      (0.12)         $      (0.08)
                                      ==========            ==========
Basic and diluted weighted
 average shares outstanding           16,946,341            16,342,469
                                      ==========            ==========






               The accompanying notes are an integral part of
                   these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                        For the six months ended
                                               December 31,
                                   ------------------------------------
                                         1998                 1997
                                   ------------------------------------

Cash flows from
 operating activities
  Net loss                          $ (2,096,898)         $ (1,233,945)
                                      ----------            ----------
Adjustments to reconcile net loss
 to net cash used
 in operating activities:
  Depreciation, depletion
   and amortization                      298,054                28,695
  Loss on marketable securities           17,411                35,083
  Loss on gold inventory                     580               948,621

(Increase) decrease in:
  Marketable securities, trading               0               (55,029)
  Trade and other receivables            212,691              (134,993)
  Royalties receivable in gold           (14,263)            2,542,975
  Inventory                                7,432            (4,804,111)
  Prepaid expenses and other              12,940               508,117

Increase (decrease) in:
  Accounts payable
   and accrued liabilities                58,351               (79,279)
  Post retirement liabilities            (13,200)              (13,199)
                                      ----------            ----------
Total Adjustments                        579,996            (1,023,120)
                                      ----------            ----------
Net cash used in operating
 Activities                         $ (1,516,902)         $ (2,257,065)
                                      ----------            ----------






               The accompanying notes are an integral part of
                   these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (Unaudited)


                                        For the six months ended
                                               December 31,
                                   ------------------------------------
                                         1998                 1997
                                   ------------------------------------
Cash flows from
 investing activities
  Purchase/sale
   of marketable securities         $    (22,343)         $          0
  Capital expenditures for
   property and equipment               (230,281)             (348,902)
Increase in other assets                    (200)              (34,800)
                                      ----------            ----------
Net cash used in investing
 activities                             (252,824)             (383,702)
                                      ----------            ----------
Cash flows from financing activities
  Proceeds from issuance
   of common stock                        30,500             6,527,876
  Purchases of common stock             (273,587)             (570,460)
                                      ----------            ----------
Net cash provided by (used in)
 financing activities                   (243,087)            5,957,416
                                      ----------            ----------
Net increase (decrease)
 in cash and equivalents              (2,012,813)            3,316,649
                                      ----------            ----------
Cash and equivalents at
 beginning of period                   8,462,083             3,333,298
                                      ----------            ----------
Cash and equivalents
 at end of period                   $  6,449,270          $  6,649,947
                                      ==========            ==========




               The accompanying notes are an integral part of
                   these consolidated financial statements

                               ROYAL GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                  --------------------------------------------

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1998.

The information in this report reflects all adjustments that, in the opinion of management, are necessary to express a fair statement of results for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended December 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

1.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following components at December 31, 1998, and June 30, 1998:

                                     December 31,            June 30,
                                        1998                   1998
                                    -------------         -------------
Mineral Properties:
  South Pipeline-
   Net Profits Interest             $      ---            $      ---
   Bald Mountain Royalty, net          2,098,719             2,369,353
   Inyo Gold
    (f/k/a Long Valley), net           4,311,537             4,086,233
   Camp Bird                             120,110               120,110
                                      ----------            ----------
                                       6,530,366             6,575,696
Office furniture, equipment
 and improvements, net                    50,964                73,407
                                      ----------            ----------
Net property and equipment          $  6,581,330          $  6,649,103
                                      ==========            ==========

As discussed in the following paragraphs, activity is being conducted on substantially all of the Company's mineral properties. The recoverability of the carrying value of capitalized projects is evaluated based upon undiscounted estimated future net cash flows from each property's proven and probable reserves. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds its estimated future undiscounted cash flows.

Presented below is a discussion of the status of each of the Company's significant mineral properties.

                               ROYAL GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                  --------------------------------------------

A. SOUTH PIPELINE (CRESCENT VALLEY)

The South Pipeline property is a claim block containing sediment-hosted gold deposits located in Lander County, Nevada. Pursuant to an agreement dated September 18, 1992, the Company holds a 20% net profits interest in this project. Cortez Gold Mines ("Cortez") is the project operator. Heap leach production is continuing on stockpiled material from the Crescent Pit portion of the project, from which Cortez began mining operations in 1994. The remainder of the South Pipeline project contains the principal reserves and is currently being permitted.
Cortez is also exploring for additional mineralization on project ground.

The Company anticipates that production from stockpiled and on-pad heap leach material from the Crescent Pit will continue in fiscal 1999.


B. INYO GOLD PROJECT (formerly LONG VALLEY)

On January 13, 1999, Royal Gold announced that it had renamed the Long Valley gold project as the Inyo Gold Project.

The Inyo Gold Project, in Mono County, California, is subject to an agreement between the Company and Standard Industrial Minerals, Inc. Pursuant to the agreement, the Company was entitled, through December 31, 1997, to acquire Standard Industrial Minerals' interest in the property, upon payment of $1,000,000. This agreement was extended through December 31, 2003, as described below.

In November 1997, the Company announced an increase in the reserve estimate for Inyo Gold Project. Based on Royal Gold's drilling results through August 1997, the Inyo Gold Project contains proven and probable reserves, at a gold price of $350 per ounce, of approximately 39.1 million tons, averaging 0.018 opt (at a cut-off grade of 0.008 opt). The reserves are contained within a mineralized deposit that includes approximately 47.0 million tons of oxidized material, averaging 0.018 ounces of gold per ton ("opt") (using a cut-off of 0.01 opt).

In December 1997, Royal Gold announced that it had secured, for $100,000, a one-year extension of its option to acquire all of the interest of Standard Industrial Minerals, Inc. in the Inyo Gold Project. Under the terms of the extension of the option, Mono County Mining Company ("MCMC") (formerly Royal Long Valley) was required to pay $900,000 to Standard Industrial Minerals, on or before December 31, 1998, or else it would forfeit the right to acquire all of Standard Industrial's interest in the Inyo Gold Project.

In November 1998, Royal Gold announced that it had secured a further five-year extension of its option to acquire all of the interest of

                               ROYAL GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                  --------------------------------------------

Standard Industrial Minerals in the Inyo Gold Project. Under the terms of the extension agreement, MCMC may acquire all of Standard Industrial's interest in the property, at any time prior to December 31, 2003, upon payment of $900,000, plus accrued interest at 6% per year. MCMC must pay Standard Industrial a minimum of $100,000 per year, over the five-year extension period, which is then credited against the option purchase amount.


C. BALD MOUNTAIN

On March 13, 1998, Royal Gold acquired, from private parties, a 50% undivided interest in a sliding-scale net smelter return royalty that burdens approximately 81% of the current reserves at the Bald Mountain Mine, White Pine County, Nevada. Bald Mountain is owned and operated by Placer Dome U.S. Inc.

The Company anticipates that the royalty interest will pay, on a 100% basis, at the level of a 3.5% net smelter returns for the balance of the mine life at Bald Mountain. Accordingly, the Company anticipates that its receipts from royalty-burdened production at Bald Mountain will be at the level of 1.75% net smelter returns.


2.     INCOME TAXES

At June 30, 1998, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $25.6 million. If not used, the net operating loss carryforwards will expire during the years 2001 through 2011. The Company is not recognizing any benefit from its current losses, due to some uncertainty as to their ultimate realization.


3.     ROYALTIES RECEIVABLE IN GOLD

At December 31, 1998, 348 ounces of gold related to the December 31, 1998, quarterly production from the Crescent Pit is recorded as a receivable. This gold was received on February 1, 1999. Royal Gold has exposure for any changes in the gold price on this receivable between the end of the quarter and the time of receipt.


4.     INVENTORY

Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is stored by the Company's refiner in Utah. The inventory is carried at market value at the end of the period with unrealized gains or losses included in the results of operations for the period. At December 31, 1998, the Company held 124 ounces of gold bullion in inventory.

                               ROYAL GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                  --------------------------------------------

5.     EARNINGS PER SHARE COMPUTATION

Options to purchase 555,020 shares of common stock, at an average price of $0.13 per share, were not included in the computation of diluted EPS because the Company experienced a net loss in both the quarter and six month periods and these options are anti-dilutive. Options to purchase 850,498 shares of common stock, at an average price of $6.06 per share, were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 204,000 shares of common stock, at an average price of $14.13 per share, were not included in the computation of diluted EPS because the Company experienced a net loss in both the quarter and six month periods and these options are anti-dilutive. Options to purchase 850,498 shares of common stock, at an average price of $6.06 per share, were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


6.     CONTINGENCIES AND COMMITMENTS

The operations and activities conducted on the properties in which the Company holds various interests are subject to various federal, state, and local laws and regulations concerning protection of the environment. These laws are continually changing and are generally becoming more restrictive. Management believes that the Company is in material compliance with all applicable laws and regulations.


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

                               ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------------

Royal Gold is engaged in the acquisition and management of gold royalty interests and in the exploration, development, and sale of gold properties.

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


YEAR 2000 IMPACT

The Year 2000 issue relates to equipment that contains hardware and/or software programmed to read the year based on its last two digits. This equipment will not be able to differentiate between years at the turn of the Century and, if this problem is left uncorrected, may result in malfunctions of the equipment.

Throughout the Company, the use of computers is limited to Windows operating systems on computers linked to Local Area Networks. Software consists of standardized packages from major developers. The Year 2000 issue also relates to other office equipment, such as telephones, voice mail and the office security system. The Company is in the process of contacting all relevant vendors and manufacturers to determine whether any updates or replacements will be required. The cost of this project, to date, has not been material and the Company does not expect future costs of the project to be material. An entire system replacement of all computers and software would total approximately $75,000. Many components have been certified as Year 2000 compliant. Those companies that provide banking, insurance and other administrative services to the Company are also being contacted for Year 2000 compliance.

                               ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had a working capital surplus of $10,151,436. Current assets were $10,980,561, compared to current liabilities of $829,125, for a current ratio of 13 to 1. This compares to current assets of $12,208,134, and current liabilities of $770,774, at June 30, 1998, resulting in a current ratio of 16 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, and the issuance of common stock. During the first six months of fiscal 1998, the Company earned $292,137 from heap leach production at the Crescent Pit, and $351,814 on its royalty interest at Bald Mountain. The Company also earned $406,985 in interest income on its cash and marketable securities portfolio and from gold leasing during the six month period. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fifteen months, has an adjusted cost basis of $5,024,936, and had a market value, at December 31, 1998, of $5,046,255.

During the first six months of fiscal 1999, the Company repurchased 61,000 of its common shares at a cost of $273,587. This repurchase was made in accordance with the Company's stock repurchase program announced on May 2, 1997, in which the Board of Directors authorized the repurchase of up to $5 million of the Company's common stock, from time-to-time, in the open market or in privately negotiated transactions. To date, the Company has repurchased $958,197 of its common stock.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. The Company anticipates receiving $350,000 to $450,000 per year in revenues from its interest at Bald Mountain, assuming a constant gold price of $300 per ounce. This will contribute approximately $75,000 to earnings annually over the estimated mine life. Revenues from the Company's interest in the Crescent Pit will decrease versus production levels obtained in fiscal 1998. More extensive production from the South Pipeline deposit is expected to commence shortly after environmental permitting is completed, which is expected in 1999. Cortez is currently reviewing life of mine scenarios and, during the December 31, 1998 quarter, embarked on a new exploration program at South
Pipeline that is budgeted at $3.3 million.

The Company anticipates total general and an administrative expense for fiscal 1999 to be approximately $2,000,000, of which $816,621 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $2,400,000, of which $1,872,883 has been spent. Development expenditures at the Inyo Gold

                               ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------------

Project are estimated at $400,000, of which $225,304 has been spent. Because of the seasonal nature of the Company's activities, development, exploration and holding costs are disproportionately incurred throughout the year. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.


RESERVES

On January 26, 1999, Placer Dome U.S. Inc. ("PDUS"), the 60% owner and operator of Cortez Gold Mines, notified the Company that it has updated the reserves and mineralization at South Pipeline. This new reserve estimate represents a 46% increase in contained ounces compared with the June 30, 1998 reserves. Set forth below is a chart showing the reserves that have been defined at the South Pipeline property as of December 31, 1998:


                              South Pipeline
                        Proven and Probable Reserves (1)
                           December 31, 1998

                                   Average
                                     Tons       Grade        Contained
                                  (millions)  (oz Au/ton)    Oz Au (2)

South Pipeline Property
 Crescent Pit:
  Heap Leach Stockpile (3)           0.21         0.023          4,900
South Pipeline Deposit             122.13         0.037      4,580,000

----------------------------------
(1) "Reserve" is that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.
"Proven (Measured) Reserves" are reserves for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
"Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to

                               ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------------

assume geological continuity between points of observation.
(2) Contained ounces shown are before an allowance for dilution of ore in the mining process and before losses in recovery. The assumed recovery rates are 86% for South Pipeline mill-grade ore and 65% for heap leach material.
(3) Amounts shown represent 100% of the reserves. The Company holds a 20% net profits interest in this property.



In August 1998, Placer Dome U.S. ("PDUS") advised Royal Gold that Cortez now forecasts an acceleration of the development and production of the South Pipeline deposit, because of the recent completion of its 1998 life of mine plan update, and because of its reassessment of how the South Pipeline ore should be processed. Cortez now believes approximately 80% of the South Pipeline ore will go to the heap leach pads, and approximately 20% of the ore will be processed in the Pipeline mill. Cortez? current mine plan anticipates that all required permits for the full-scale mining and processing of South Pipeline ore may be issued by mid-year 1999, and that pre-stripping operations will begin in 2001, with significant production from South Pipeline commencing in 2002.

Although Royal Gold holds a passive interest in the South Pipeline project, it has, under its agreement with Cortez, certain rights to ensure that the development of the South Pipeline deposit is not discriminated against, even in the event that the operator has other more profitable opportunities in the area. The test for Cortez is what a prudent operator would do with respect to South Pipeline, without regard to other properties or facilities operated by Cortez in the vicinity. In order to fulfill this prudent operator test, Cortez executed a "stand-alone" study that considers development of South Pipeline without regard to its Pipeline project. Royal Gold is reviewing Cortez' stand-alone study in comparison with its own stand-alone analysis. The Company continues to have discussions with Cortez and PDUS regarding this issue and Cortez' mine plan for South Pipeline.

On January 26, 1999, PDUS, the owner and operator of Bald Mountain Gold Mine, notified the Company that it has updated the reserves and mineralization at Bald Mountain, as of December 31, 1998. Set forth below is a chart showing the reserves that have been defined at that portion of the Bald Mountain property where the Company has a royalty interest:

                               ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------------

                             Bald Mountain
                        Proven and Probable Reserves (1)
                           December 31, 1998

                                   Average
                                     Tons       Grade        Contained
                                  (millions)  (oz Au/ton)    Oz Au (2)

Bald Mountain Top Area               10.8         0.075        811,000

----------------------------------
(1) "Reserve" is that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.
"Proven (Measured) Reserves" are reserves for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
"Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
(2) Contained ounces shown are before an allowance for dilution of ore in the mining process.
(3) The Company owns a 1.75% NSR royalty on this portion of the Bald Mountain Mine.


DEVELOPMENT

On November 6, 1998, Mono County Mining Company ("MCMC")(formerly Royal Long Valley), a subsidiary of Royal Gold, Inc., secured a five-year extension of its option to acquire all of the interest of Standard Industrial Minerals, Inc. in the Inyo Gold Project (formerly Long Valley), Mono County, California.

Under the terms of the extension agreement, MCMC may acquire all of Standard Industrial's interest in the property, at any time prior to December 31, 2003, upon payment of $900,000, plus accrued interest at 6% per year. MCMC must pay Standard Industrial a minimum of $100,000 per year, over the five-year extension period, which is then credited against the option purchase amount.

                               ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------------

MINERALIZATION

On December 22, 1998, the Company announced the results of continued exploration at the South Pipeline Project by the Cortez Joint Venture ("Cortez") (Placer Dome U.S. Inc. (60%) and Kennecott Minerals Company (40%)). Based on exploration and development drilling by Cortez through 1998, Royal Gold estimates that the deposit now includes 135.4 million tons of mineralized material, with an average grade of 0.044 ounces of gold per ton, containing approximately 5.96 million ounces of gold. This manual estimate was calculated using a 0.01 cut-off grade, and does not factor in any mining dilution or processing losses.
Additional work is required before it can be determined how much of this material may be classified as reserves.


EXPLORATION

On January 5, 1999, the Company announced that substantial gold mineralization has been discovered at the Milos Gold Project, on the island of Milos, Greece. The project encompasses a gold exploration license area covering Milos and three neighboring islands in the Aegean Sea. As part of an on-going exploration program managed by Royal Gold, more than 32,800 feet of reverse circulation drilling have now been completed. Since the drilling program began in August 1998, sixty reverse circulation drill holes have been completed, testing six target areas within a 3.5 square mile area in the southwestern portion of the island of Milos.

During the quarter ended December 31, 1998, the Company terminated its exploration agreement with Union Pacific Resources Group Inc.


ROYALTY ACQUISITIONS

On February 10, 1999, the Company announced that it has agreed to finance the underground development of International Skyline Gold Corporation's Bronson Slope High claims. For its investment of approximately $150,000, Royal Gold will receive the greater of 22% of net operating profits or 2% of net smelter returns from High claim production until payback, and the greater of 8.25% of net operating profits or 1% of net smelter returns after payback. Royal Gold may extend additional funds to Skyline, up to a total of approximately $331,000, to finance additional development and reserve definition. "Payback" is defined as 125% of Royal Gold's total investment in the High claims, together with the costs to Royal Gold of diligence and documentation of the financing transaction, with Payback estimated not to exceed approximately $447,000.

Effective as of January 20, 1999, Royal Gold also acquired, for
$175,000 in cash, from a private individual, a 5% net smelter returns

                               ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------------

royalty interest on a portion of the Mule Canyon mine, operated by Newmont Gold Company, in Lander County, Nevada. The portion of the mine subject to this royalty interest is projected to be in production during 2001 and 2002, and is expected to produce some 24,000 ounces, at current gold prices.


RESULTS OF OPERATIONS


FOR THE QUARTER ENDED DECEMBER 31, 1998, COMPARED TO THE QUARTER
ENDED DECEMBER 31, 1997

For the quarter ended December 31, 1998, the Company reported a net loss of $829,069 or $0.05 per share, as compared to net loss of $1,738,002, or $0.10 per share, for the quarter ended December 31, 1997.

Royalty income for the current quarter of $251,846, compared to $75,349 for the quarter ended December 31, 1997, relates to Royal Gold's interests in the South Pipeline property and at Bald Mountain. The increase in royalty income is primarily attributable to royalty income of $154,388 from Bald Mountain. The Company anticipates modest royalties from heap leach production from the Crescent Pit through 1999.

The decrease in the loss in gold inventory in the current quarter versus the loss in the same quarter last year relates to a substantial decrease in gold inventory at December 31, 1998, versus December 31, 1997. Last year's loss related to a substantial decline in the gold price on 23,115 ounces of gold. At December 31, 1998, the Company held 124 ounces of gold in inventory.

Costs of operations increased to $80,494 for the quarter ended December 31, 1998, compared to $68,992 for the quarter ended December 31, 1997, primarily because of the increase associated with the levy of Nevada Net Proceeds Tax on the revenues from Bald Mountain.

General and administrative costs of $444,624 for the current quarter have increased from $413,729 for the quarter ended December 31, 1997, primarily because of increased expenditures incurred related to investor communications.

Exploration expenditures of $643,038 for the quarter ended December 31, 1998, increased from $576,896 for the quarter ended December 31, 1997, primarily from exploration activity at Milos, offset by decreased expenditures in properties in Nevada, Utah, Colorado and Wyoming.

                               ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------------

Lease maintenance and holding costs decreased from $63,589 for the quarter ended December 31, 1997, to $15,358 for the quarter ended
December 31, 1998, due to the cessation of advance minimum royalties on a property in Nevada.

Depreciation, depletion, and amortization costs increased from $15,420 for the quarter ended December 31, 1997, to $132,414 for the quarter ended December 31, 1998, primarily from the depletion expense related to the Company's royalty interest at Bald Mountain.

Interest income increased from $230,059 for the quarter ended December 31, 1997, to $248,099 for the quarter ended December 31, 1998, primarily due to increased return on cash investments.


FOR THE SIX MONTHS DECEMBER 31, 1998, COMPARED TO THE SIX MONTHS
ENDED DECEMBER 31, 1997


For the six months ended December 31, 1998, the Company reported a net loss of $2,096,898, or $0.12 per share, as compared to a net loss of $1,233,945, or $0.08 per share, for the six months ended December 31, 1997.

Year to date royalty income of $634,951 compared to $1,878,864 for the prior year. The decrease primarily relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving royalty payments on the final production of mill-grade ore from the Crescent Pit in fiscal 1998. During fiscal 1999, royalty income has included $351,815 from the Company's royalty at Bald Mountain, and the balance is from heap leach production of Crescent Pit ore.

The decrease in the loss in gold inventory in the current six month period versus the loss in the same quarter last year relates to a substantial decrease in gold inventory at December 31, 1998, versus December 31, 1997. Last year's loss related to a substantial decline in the gold price on 23,115 ounces of gold. At December 31, 1998, the Company held 124 ounces of gold in inventory.

Costs of operations decreased to $141,235 for the six months ended December 31, 1998, compared to $211,968 for the six months ended
December 31, 1997, primarily because of the lower Nevada Net Proceeds Tax levied on the lower revenues from the Crescent Pit.

General and administrative costs of $816,621 for the six months ended December 31, 1998 increased from $778,985 for the six months ended December 31, 1997, primarily because of increased expenditures incurred related to investor communications.

                               ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------------

Exploration expenditures of $1,545,550 for the six months ended December 31, 1998, increased from $1,106,825 for the six months ended December 31, 1997, primarily due to a higher level of exploration activity at three properties, including two properties in Nevada, and exploration on the island of Milos, in Greece. This is offset by the cessation of expenditures on properties that were under exploration by the Company last year, but have now been dropped.

Lease maintenance and holding costs decreased from $358,475 for the six months ended December 31, 1997, to $327,333 for the six months ended December 31, 1998, due to decreased advance minimum royalties paid on a property in Nevada.

Depreciation, depletion, and amortization costs increased from $28,695 for the six month period ended December 31, 1997, to $298,054 for the six month period ended December 31, 1998, primarily from the depletion expense related to the Company's royalty interest at Bald Mountain.

Interest and other income increased from $338,627 for the six months ended December 31, 1997, to $406,985 for the six months ended December 31, 1998, primarily due to the increased return on cash investments.

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1998.




                                    20


                         PART II: OTHER INFORMATION
                        ----------------------------


Item 6:     Exhibits and Reports on Form 8-K
            --------------------------------


(a) Exhibits
    --------

           None

(b) Reports on Form 8-K
    -------------------

           None




                                    21


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROYAL GOLD, INC
                                        (Registrant)




Date: February 16, 1999                 By:  /s/ Stanley Dempsey
                                            -------------------------
                                            Stanley Dempsey
                                            Chairman of the Board and
                                            Chief Executive Officer




Date: February 16, 1999                  By:  /s/ Thomas A. Loucks
                                             ------------------------
                                             Thomas A. Loucks
                                             Treasurer
                                             Chief Financial Officer










                                    22