Form 10-Q
period 1999-03-31
ROYAL GOLD INC /DE/
filed 1999-05-14
CIK 85535

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                       ----------------------

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                   COMMISSION FILE NUMBER 0-5664


                          ROYAL GOLD, INC.
       ------------------------------------------------------
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               84-0835164
    -----------------------------               ------------------
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                   SUITE 1000
               1660 WYNKOOP STREET
                 DENVER, COLORADO                  80202-1132
      ----------------------------------------     ----------
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

             YES   X                           NO
                 -----                             -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
        CLASS OF COMMON STOCK                 MAY 4, 1999
        ---------------------              -----------------
          $.01 PAR VALUE                   17,082,596 SHARES




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

    Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ............................... 16

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ............... 23

SIGNATURES ................................................. 24


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



                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                            --------------------------------
                                               March 31,       June 30,
                                                 1999            1998
                                            --------------------------------

Current Assets
    Cash and equivalents                  $     5,158,525    $ 8,462,083
    Marketable securities                       4,018,098      3,007,505
    Trade and other receivables                   218,108        516,186
    Royalties receivable in gold                  106,011         83,194
    Inventory                                           0         69,101
    Prepaid expenses and other                     46,136         70,065
                                                ---------      ---------


      Total current assets                      9,546,878     12,208,134
                                                ---------      ---------


Property and equipment, at cost
    Mineral properties                          7,597,376      6,949,655
    Furniture, equipment and improvements         691,649        681,073
                                                ---------      ---------

                                                8,289,025      7,630,728
                                                ---------      ---------

Less accumulated depreciation,
    depletion and amortization                 (1,324,196)      (981,625)
                                                ---------      ---------

      Net property and equipment                6,964,829      6,694,103
                                                ---------      ---------

    Other assets
      Noncurrent marketable securities          1,006,875      2,012,500
      Other                                        57,767         57,567
                                                ---------      ---------


Total other assets                              1,064,642      2,070,067
                                                ---------      ---------

                                            $  17,576,349   $ 20,927,304
                                               ==========     ==========






            The accompanying notes are an integral part of
               these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                           ---------------------------------
                                                 March 31,       June 30,
                                                   1999            1998
                                           ---------------------------------
Current Liabilities
    Accounts payable                          $   687,934     $  548,904
    Taxes payable                                       0         45,280
    Accrued compensation                           95,000        140,000
    Post retirement benefits                       26,400         26,400
    Other                                          12,225         10,190
                                                ---------      ---------


Total current liabilities                         821,559        770,774
                                                ---------      ---------


Post retirement benefit liabilities                87,697        107,497
Commitments and contingencies (Note 6)

Stockholders' equity
      Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued 17,255,602 and 17,069,602
      shares, respectively                        172,556        170,696

      Additional paid-in capital               54,019,593     53,978,827
      Accumulated deficit                     (36,491,686)   (33,340,707)
                                                ---------      ---------

                                               17,700,463     20,808,816

Less treasury stock, at cost
    (204,726 and 143,726 shares,
      respectively)                            (1,033,370)      (759,783)

Total stockholders' equity                     16,667,093     20,049,033

                                            $  17,576,349   $ 20,927,304
                                               ==========     ==========



           The accompanying notes are an integral part of these consolidated financial statements.


                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                 For the three months ended
                                                         March  31,
                                               -----------------------------
                                                    1999           1998
                                               -----------------------------

Royalty income                                 $  139,466     $  128,509
Gain on gold inventory                              1,215        174,054
Consulting revenues                                 3,000          5,940

Costs and expenses
    Costs of operations                           132,419        112,925
    General and administrative                    391,462        430,493
    Direct costs of consulting revenues                 0          1,450
    Exploration                                   699,568        368,136
    Lease maintenance and holding costs            52,365        253,991
    Depreciation and depletion                     44,517         47,664
                                                ---------      ---------

       Total costs and expenses                 1,320,331      1,214,659
                                                ---------      ---------

       Operating loss                          (1,176,650)      (906,156)

Interest and other income                         131,415        305,271
Loss on marketable securities                      (8,845)             0
                                                ---------      ---------

     Net loss                                $ (1,054,080)   $  (600,885)
                                               ==========      =========

     Basic and diluted loss per share        $      (0.06)   $     (0.04)
                                               ==========      =========

     Basic and diluted weighted average
         shares outstanding                    17,012,787     16,875,109
                                               ==========     ==========









           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                               For the nine months ended
                                                        March 31,
                                              ----------------------------
                                                    1999          1998
                                              ----------------------------

Royalty income                                $   774,418   $  2,007,373
Gain (loss) on gold inventory                         634       (774,568)
Consulting revenues                                12,575         28,291

Costs and expenses
    Costs of operations                           273,654        324,893
    General and administrative                  1,208,084      1,209,478
    Direct costs of consulting revenues             1,625          6,585
    Exploration                                 2,245,118      1,474,960
    Lease maintenance and holding costs           379,699        612,466
    Depreciation and depletion                    342,571         76,359
                                                ---------      ---------


        Total costs and expenses                4,450,751      3,704,741
                                                ---------      ---------

        Operating loss                         (3,663,124)    (2,443,645)

Interest and other income                         538,401        643,898
Loss on marketable securities                     (26,256)       (35,083)
                                                ---------      ---------

        Net loss                             $ (3,150,979)  $ (1,834,830)
                                               ==========     ==========


        Basic and diluted loss per share     $      (0.19)  $      (0.11)
                                               ==========     ==========

    Basic and diluted weighted average
        shares outstanding                     17,007,727     16,517,397
                                               ==========     ==========

          The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               For the nine months ended
                                                       March 31,
                                             -----------------------------
                                                   1999           1998
                                             -----------------------------
Cash flows from operating activities
    Net loss                                 $ (3,150,979)  $ (1,834,830)

Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
    Depreciation and depletion                    342,571         76,359
    Unrealized (gain) loss
        on marketable securities                   26,256         35,083
    Unrealized (gain) loss on
        gold inventory                               (634)       774,568
    (Increase) decrease in:
    Trade and other receivables                   298,078       (230,240)
    Marketable securities                         (31,224)       (58,738)
    Royalties receivable in gold                  (22,817)     2,532,541
    Inventory                                      69,735     (4,878,804)
    Prepaid expenses and other                     (2,327)       511,040
  Increase (decrease) in:
    Accounts payable and accrued liabilities       50,785       (493,515)
    Post retirement liabilities                   (19,800)       (19,800)
                                                ---------      ---------
Total Adjustments                                 741,847     (1,751,506)
                                                ---------      ---------

Net cash used in operating
    activities                                 (2,409,132)    (3,586,336)
                                                ---------      ---------


Cash flows from investing activities
   Maturity (purchase) of marketable
        securities                                 (4,968)             0
   Capital expenditures for
        property and equipment                   (658,297)    (2,868,570)
      Increase in other assets                       (200)       (34,800)
                                                ---------      ---------

Net cash used in investing
   activities                                    (663,465)    (2,903,370)
                                                ---------      ---------

          The accompanying notes are an integral part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)



                                               For the nine months ended
                                                       March 31,
                                             ---------------------------
                                                   1999          1998
                                             ---------------------------
Cash flows from financing activities

Proceeds from issuance of common stock       $     42,626   $  6,538,752
Purchases of common stock                        (273,587)      (646,210)
                                                ---------      ---------
Net cash provided by (used in) financing
    activities                                   (230,961)     5,892,542
                                                ---------      ---------

Net decrease in cash and
    equivalents                                (3,303,558)      (597,164)
                                                ---------      ---------
Cash and equivalents at beginning
    of period                                   8,462,083      3,333,298
                                                ---------      ---------

Cash and equivalents at end of period        $  5,158,525    $ 2,736,134
                                               ==========      =========

           The accompanying notes are an integral part of these consolidated financial statements

                          ROYAL GOLD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                    ----------------------------

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1998.

1.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following components at March 31, 1999, and June 30, 1998:

                                                 March 31,      June 30,
                                                    1999          1998
                                                ---------      ---------
      Mineral Properties:
        South Pipeline-
          Net Profits Interest                 $     -        $     -
        Bald Mountain Royalty                   2,068,052      2,369,353
        Inyo Gold Project
          (formerly Long Valley)                4,375,735      4,086,233
        Other                                     478,329        120,110
                                                ---------      ---------
                                                6,922,116      6,575,696

       Office furniture, equipment
        and improvements                           42,713         73,407
                                                ---------      ---------

   Net property and equipment                 $ 6,964,829    $ 6,649,103
                                                =========      =========

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

    A. SOUTH PIPELINE (CRESCENT VALLEY)

      The South Pipeline property is a claim block containing sediment-hosted gold deposits located in Lander County, Nevada. Pursuant to an agreement dated September 18, 1992,

      the Company held a 20% net profits interest in this project. Cortez Gold Mines ("Cortez") is the project operator.

      On April 1, 1999, the Company announced that it has agreed to convert its 20% net profits interest at South Pipeline into several gross smelter return royalties extending over the mining complex that includes the Pipeline and South Pipeline deposits. Pipeline is owned by Cortez Gold Mines, a joint venture between Placer Dome U.S. Inc. and Kennecott Exploration (Australia) Ltd., a subsidiary of Rio Tinto Ltd. Total ore reserves for the complex covered by the new royalties are approximately 174 million tons, at an average grade of 0.048 ounces per ton of gold.

      The royalty interests that Royal Gold holds as of April 1, 1999, include:

      A) A sliding scale gross smelter returns ("GSR") royalty for all gold produced from the "Reserve Claims" (some 52 claims that encompass all of the Pipeline and South Pipeline deposits). This royalty will cover, from July 1, 1999, proven and probable ore reserves containing approximately 8.3 million contained ounces of gold. The GSR on the Reserve Claims is tied to the gold price, with a floor of 0.40% GSR below $210 per ounce gold, and is capped at a 5% GSR for a $470 per ounce or higher gold price. At a $285 gold price, the GSR on the Reserve Claims is 2.25%.

      B) A sliding scale GSR for all gold produced from the remaining GAS Claims (some 296 claims immediately south and east of the Reserve Claims). At present, there are no ore reserves on the GAS Claims. The GSR on the GAS Claims is tied to the gold price, with a floor of 0.72% GSR below $210 per ounce gold, and is capped at a 9% GSR for a $470 per ounce or higher gold price. At a gold price of $285, the GSR on the GAS Claims is 4.05%.

      C) A 10% GSR on all gold and silver produced from any of the GAS Claims from January 1, 1999 until the commencement of commercial production from the South Pipeline deposit (this interest relates primarily to stockpiled material from the Crescent Pit and from the "saddle area," at South Pipeline).


      D)  A 7% GSR on all silver produced from any of the Reserve
      Claims or GAS Claims, commencing July 1, 1999.


    B. BALD MOUNTAIN

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


    C. INYO GOLD PROJECT (FORMERLY LONG VALLEY)

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

      In November 1997, the Company announced an increase in the reserve estimate for Inyo Gold Project. Based on Royal Gold's drilling results through August 1997, the Inyo Gold Project contains proven and probable reserves, at a gold price of $350 per ounce, of approximately 39.1 million tons, averaging 0.018 opt (at a cut-off grade of 0.008 opt). The


      Company has recalculated these reserves, at $300 gold, to be
      34.1 million tons, averaging 0.019 opt.

      In December 1997, Royal Gold announced that it had secured, for $100,000, a one-year extension of its option to acquire all of the interest of Standard Industrial Minerals, Inc. in the Inyo Gold Project. Under the terms of the extension of the option, Mono County Mining Company (formerly Royal Long Valley) was required to pay $900,000 to Standard Industrial Minerals, on or before December 31, 1998, or else it would forfeit the right to acquire all of Standard Industrial's interest in the Inyo Gold Project.

      In November 1998, Royal Gold announced that it had secured a further five-year extension of its option to acquire all of the interest of Standard Industrial Minerals in the Inyo Gold Project. Under the terms of the extension agreement, Mono County Mining Company may acquire all of Standard Industrial's interest in the property, at any time prior to December 31, 2003, upon payment of $900,000, plus accrued interest at 6% per year. Mono County Mining Company must pay Standard Industrial a minimum of $100,000 per year, over the five-year extension period, which is then credited against the option purchase amount.


2.     INCOME TAXES

       At June 30, 1998, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $22.8 million. If not used, the net operating loss carryforwards will expire during the years 2001 through 2016. The Company is not recognizing any benefit from its current losses, due to the uncertainty as to their ultimate realization.


3.     ROYALTIES RECEIVABLE IN GOLD

       At March 31, 1999, 327 ounces of gold related to the March 31 quarterly production from the Crescent Pit is recorded as a receivable. This gold was received on April 27, 1999. Royal Gold has exposure for any changes in the gold price on this receivable between the end of the quarter and the time of receipt.


4.     INVENTORY

       Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is stored by the Company's refiner in Utah. The inventory is carried at market value at the end of the period with unrealized gains or losses included in the results of operations for the period. During the quarter ended March 31, 1999, all gold inventory was sold and at March 31, 1999, the Company held no gold bullion in inventory.


5.     EARNINGS PER SHARE COMPUTATION

       At March 31, 1999, options to purchase 423,520 shares of common stock at an average price of $0.40 per share were not included in the computation of diluted EPS because the Company experienced a net loss in both the quarter and nine month periods and these options are anti-dilutive. Options to purchase 820,498 shares of common stock at an average price of $6.13 per share were outstanding at March 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

       At March 31, 1998, options to purchase 646,520 shares of common stock at an average price of $0.28 per share were not included in the computation of diluted EPS because the Company experienced a net loss in both the quarter and nine month periods and these options are anti-dilutive. Options to purchase 884,000 shares of common stock at an average price of $9.57 per share were outstanding at March 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


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

On April 1, 1999, the Company announced that it has agreed to convert its 20% net profits interest at South Pipeline into several gross smelter return royalties extending over the mining complex that includes the Pipeline and South Pipeline deposits. The royalty on the Pipeline operation is effective July 1, 1999 and is anticipated by management to bring significant cash flow to the Company in fiscal year 2000.

YEAR 2000 IMPACT

The Year 2000 issue relates to equipment that contains hardware and/or software programmed to read the year based on its last two digits. This equipment will not be able to differentiate between years at the turn of the Century and, if this problem is left uncorrected, may result in malfunctions of the equipment.


Throughout the Company, the use of computers is limited to Windows operating systems on computers linked to Local Area Networks.
Software consists of standardized packages from major developers. The Year 2000 issue also relates to other office equipment, such as telephones, voice mail and the office security system. The Company is in the process of contacting all relevant vendors and manufacturers to determine whether any updates of replacements will be required. The cost of this project, to date, has not been material and the Company does not expect future costs of the project to be material. An entire system replacement of all computers and software would total approximately $75,000. Many components have been certified by the vendor as Year 2000 compliant. Those companies that provide banking, insurance and other administrative services to the Company are also being contacted for Year 2000 compliance.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had a working capital surplus of $8,725,319. Current assets were $9,546,878, compared to current liabilities of $821,559, for a current ratio of 12 to 1. This compares to current assets of $12,208,134, and current liabilities of $770,774, at June 30, 1998, resulting in a current ratio of 17 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, and the issuance of common stock. During the first nine months of fiscal 1999, the Company earned $376,884 from heap leach production at the Crescent Pit, and $397,534 on its royalty interest at Bald Mountain. The Company also earned $538,401 in interest income on its cash and marketable securities portfolio during the nine month period. This marketable securities portfolio is invested in U.S. treasury notes with maturities of up to fourteen, has an adjusted cost basis of $5,021,157, and had a market value, at March 31, 1999, of $5,032,315.


During the first nine months of fiscal 1999, the Company repurchased 61,000 of its common shares at a cost of $273,587. This repurchase was made in accordance with the Company's stock repurchase program announced on May 2, 1997, in which the Board of Directors authorized the repurchase of up to $5 million of the Company's common stock, from time-to-time, in the open market or in privately negotiated transactions. Under this plan, the Company has repurchased 189,700 shares of its common stock for $958,197 through March 31, 1999.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. The Company's royalty on the Pipeline deposit, effective July 1, 1999, is expected to yield approximately $6.4 million to the Company in fiscal year 2000 at a $290 gold price. The Company anticipates receiving $350,000 to $450,000 per year in revenues from its interest at Bald Mountain, assuming a constant gold price of $290 per ounce, which will contribute approximately $75,000 to earnings annually over the estimated mine life. Revenues from the Company's interest in the Crescent Pit will continue to decrease versus production levels obtained in fiscal 1998.

The Company anticipates total general and administrative expenses for fiscal 1999 to be approximately $1,800,000 (revised from $2,000,000), of which $1,208,084 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $3,000,000 (revised from $2,400,000) of which $2,624,817 has been spent. Development expenditures at Inyo Gold are estimated at $400,000, of which $317,489 has been spent. Because of the seasonal nature of the Company's activities, development, exploration and holding costs are disproportionately incurred throughout the year. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

RESERVES

Set forth below is a chart showing the projected reserves reported by Placer Dome Inc. for the Pipeline and South Pipeline properties as of June 30, 1999:


                   Pipeline / South Pipeline
         Projected Proven and Probable Reserves (1)(4)
                         June 30, 1999

                              Tons     Average Grade   Contained
                           (millions)   (oz Au/ton)    Oz Au (2)
                           ----------  -------------   ---------

  Pipeline (3)                52.1         0.071      3,700,000
  South Pipeline (3)         122.3         0.037      4,590,000

------------------------
(1) "Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
     "Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.
     "Probable (Indicated) Reserves" are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
(2) Contained ounces shown are before an allowance for dilution of ore in the mining process and before losses in recovery. The assumed recovery rates are 90% for Pipeline mill-grade ore, 86% for South Pipeline mill-grade ore, and 60% for heap leach material.
(3) Amounts shown represent 100% of the reserves. The Company holds a sliding scale GSR royalty on the properties. At gold prices from $270 to $310, the Company receives 2.25% of revenues from these properties.
(4) These reserves are the projected reserves on the GAS Claims based on December 31, 1998 reserves adjusted for estimated six months of production.


EXPLORATION

On January 5, 1999, the Company announced that substantial gold mineralization has been discovered at the Milos Gold Project, on the island of Milos, Greece. The project encompasses a gold exploration license area covering Milos and three neighboring islands in the Aegean Sea. As part of an ongoing exploration program managed by Royal Gold, more than 32,800 feet of reverse circulation drilling have now been completed. Since the drilling program began in August 1998, sixty reverse circulation drill holes have been completed, testing six target areas within a 3.5 square mile area in the southwestern portion of the island of Milos.

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

Effective as of January 20, 1999, Royal Gold also acquired, for $175,000 in cash, from a private individual, a 5% net smelter returns royalty interest on a portion of the Mule Canyon mine, operated by Newmont Gold Company, in Lander County, Nevada. The portion of the mine subject to this royalty interest is projected to be in production during 2001 and 2002, and is expected to produce some 24,000 ounces of gold.


RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 1999, COMPARED TO THE QUARTER ENDED
MARCH 31, 1998

For the quarter ended March 31, 1999, the Company reported a net loss of $1,054,080 or $0.06 per share, as compared to net loss of $600,885, or $0.04 per share, for the quarter ended March 31, 1998.

Royalty income for the current quarter of $139,466, compared to $128,509 for the quarter ended March 31, 1998, relates to Royal Gold's interests in the South Pipeline property and at Bald Mountain. The increase in royalty income is primarily attributable to increased royalty income at South Pipeline. The Company anticipates modest royalties from heap leach production from the Crescent Pit through fiscal 1999.

The decrease in the gain on gold inventory in the current quarter versus the same quarter last year relates to a substantial decrease in gold inventory at March 31, 1999, versus March 31, 1998. Last year's gain related to an increase in the gold price on 23,150 ounces of gold. At March 31, 1999, the Company held no gold in inventory.

Costs of operations increased to $132,419 for the quarter ended March 31, 1999, compared to $112,925 for the quarter ended March 31, 1998, primarily because of the increase in expenditures related to the renegotiation of the royalty agreement with Placer Dome Inc.

General and administrative costs of $391,462 for the current quarter have decreased from $430,493 for the quarter ended March 31, 1998, primarily because of decreased expenditures related to overall cost containment somewhat offset by fees related to listing on the Toronto Stock Exchange.

Exploration expenditures of $699,568 for the quarter ended March 31, 1999, increased from $368,136 for the quarter ended March 31, 1998, primarily from exploration activity at Milos, offset by decreased expenditures in two properties in Nevada.

Lease maintenance and holding costs decreased from $253,991 for the quarter ended March 31, 1998, to $52,365 for the quarter ended March 31, 1999, due to the cessation of advance minimum royalty payments on two properties in Nevada.


Depreciation, depletion, and amortization costs decreased from $47,664 for the quarter ended March 31, 1998, to $44,517 for the quarter ended March 31, 1999, primarily from a lower depletion rate related to the Company's royalty interest at Bald Mountain.

Interest income decreased from $305,271 for the quarter ended March 31, 1998, to $131,415 for the quarter ended March 31, 1999, primarily due to decreased return on cash investments and decreased funds available for investing.

FOR THE NINE MONTHS MARCH 31, 1999, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1998

For the nine months ended March 31, 1999, the Company reported a net loss of $3,150,979, or $0.19 per share, as compared to a net loss of $1,834,830, or $0.11 per share, for the nine months ended March 31, 1998.

Year to date royalty income was $774,418 compared to $2,007,373 for the prior year. The decrease primarily relates to Royal Gold's interest in the South Pipeline property, from which the Company was receiving royalty payments on the final production of mill-grade ore from the Crescent Pit in fiscal 1998. During fiscal 1999, royalty income includes $397,533 from the Company's royalty at Bald Mountain, and the balance is from heap leach production of Crescent Pit ore.

The gain on gold inventory in the current nine month period versus the loss in the same quarter last year relates to a substantial decrease in gold inventory at March 31, 1999, versus March 31, 1998. Last year's loss related to a substantial decline in the gold price on 23,150 ounces of gold. At March 31, 1999, the Company held no gold in inventory.

Costs of operations decreased to $273,654 for the nine months ended March 31, 1999, compared to $324,893 for the nine months ended March 31, 1998, primarily because of decreased expenditures from Nevada Net Proceeds Tax due to lower royalty revenues.

General and administrative costs of $1,208,084 for the nine months ended March 31, 1999 were comparable with expenditures of $1,209,478 for the nine months ended March 31, 1998.

Exploration expenditures of $2,245,118 for the nine months ended March 31, 1999, increased from $1,474,960 for the nine months ended March


31, 1998, primarily due to a higher level of exploration activity at three properties, including two properties in Nevada and exploration on the island of Milos, in Greece. This is offset by the cessation of expenditures on properties that were under exploration by the Company last year, but have now been dropped.

Lease maintenance and holding costs decreased from $612,466 for the nine months ended March 31, 1998, to $379,699 for the nine months ended March 31, 1999, primarily due to decreased advance minimum royalties paid on two properties in Nevada.

Depreciation, depletion, and amortization costs increased from $76,359 for the nine month period ended March 31, 1998, to $342,571 for the nine month period ended March 31, 1999, primarily from the depletion expense related to the Company's royalty interest at Bald Mountain.

Interest and other income decreased from $643,898 for the nine months ended March 31, 1998, to $538,401 for the nine months ended March 31, 1999, primarily due to the decreased funds available for investment.

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1998.


                   PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits
   None

(b)  Reports on Form 8-K

   Item 5, Other Events filed on April 12, 1999


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: May 14, 1999         By:  /s/ Stanley Dempsey
                                --------------------------
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer




Date: May 14, 1999         By:  /s/ Thomas A. Loucks
                                -------------------------
                                Thomas A. Loucks
                                Treasurer
                                (chief financial officer)


