Form 10-K
period 1999-06-30
ROYAL GOLD INC /DE/
filed 1999-09-28
CIK 85535

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                              FORM 10-K

   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 1999.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of August 31, 1999, the average bid and asked price of the Company's stock was 4.19. The aggregate market value of voting stock held by non-affiliates was $53,428,000. As of August 31, 1999, there were 17,351,322 shares of Common Stock, $0.01 par value, outstanding.

                 Documents Incorporated By Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 16, 1999: Part III, Items 11, 12 and 13.
        Total Number of Pages: 61     Exhibit Index - Page 57



                          TABLE OF CONTENTS

Part I                                                          PAGE
                                                                ----
  Items 1.
   and  2.   Business and Properties                               1
  Item  3.   Legal Proceedings                                    19
  Item  4.   Submission of Matters to a Vote
              of Security Holders                                 20

Part II

  Item  5.   Market for Registrant's Common Equity
              and Related Stockholder Matters                     21
  Item  6.   Selected Financial Data                              22
  Item  7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                          23
  Item  8.   Financial Statements and Supplementary
              Data                                                30

Part III

  Item 10.   Directors and Executive Officers of the
              Registrant                                          53
  Item 11.   Executive Compensation                               56
  Item 12.   Security Ownership of Certain Beneficial
              Owners and Management                               56
  Item 13.   Certain Relationships and Related
              Transactions                                        56

Part IV

  Item 14.   Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                             57

Exhibit A.   The Company and Its Subsidiaries                     59

Signatures                                                        60

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation
--------------------------------------------------------------------------
Reform Act of 1995  With the exception of historical matters, the matters
------------------
discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially from projections or estimates include, among others, decisions and activities of Cortez regarding the Pipeline Mining Complex, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. See "Business and Properties - Risk Factors".



                     PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

GENERAL
-------
Royal Gold, Inc. (together with its subsidiaries, "Royal Gold" or the "Company"), is engaged in the acquisition, exploration and development of gold properties, and in the acquisition of gold royalties.

The Company explores and develops properties thought to contain precious metals and seeks to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. The Company also seeks to acquire existing royalties or to finance projects that are in production or near production in exchange for a royalty interest. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

The Company's principal mineral property interests are sliding-scale gross smelter returns ("GSR") royalties over the mining complex that includes the Pipeline and South Pipeline gold mines, operated by the Cortez Joint
Venture. The Pipeline Mining Complex is located in Crescent Valley, Nevada. The GSR royalties were obtained as a result of the conversion of the Company's 20% net profits interest royalty at South Pipeline; this transaction occurred April 1, 1999. The Company also has a 1.75% net smelter returns ("NSR") royalty interest covering approximately 81% of the Bald Mountain mine, operated by Placer Dome U.S. Inc.

In fiscal 1999, the Company generated revenues of $441,000 from its 20% net profits interest royalty at South Pipeline and $531,000 from its royalty interest at the Bald Mountain Mine.

The Company also owns royalty interests on two exploration-stage projects in Nevada. The Company conducted its own development program at the Inyo Gold Project (formerly Long Valley), in Mono County, California, and is engaged in exploration at the Milos Gold project, in Greece. The Company has also evaluated opportunities in Europe, South America and Australia, and exploring at Alligator Ridge, in Nevada.

Royal Gold is also engaged, through two wholly-owned subsidiaries, Denver Mining Finance Company ("DMFC") and Environmental Strategies, Inc. ("ESI"), in the provision of financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 1999, income generated from consulting services was not material.

The Company was incorporated under the laws of the State of Delaware on January 5, 1981. Its executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202, (303) 573-1660. See Exhibit 21, "The Company and Its Subsidiaries."

Developments During Fiscal 1999
-------------------------------

The significant developments during fiscal 1999 were:

(1) The Company converted its 20% net profits interest royalty at South Pipeline into gross smelter returns royalties extending over the mining complex that includes both the Pipeline and South Pipeline gold projects.
At June 30, 1999, total reserves for the complex covered by the new royalties was approximately 173 million tons, at an average grade of 0.048 ounces per ton ("opt"), containing approximately 8.3 million ounces of gold, based on a $350 gold price. The new royalties are effective as of July 1, 1999.

(2) The Company earned $441,102 on its net profits interest at South Pipeline from heap leach material. This compares with $2,047,143 earned in fiscal 1998. The Company earned $530,848 on its royalty interest at the Bald Mountain Mine, which compares with $128,643 earned on its royalty interest in fiscal 1998.

(3) The Company announced that substantial quantities of gold mineralization have been discovered at the Milos Gold Project, on the island of Milos, Greece. Based on a more than 72,500 feet of reverse circulation drilling, the mineralization estimate for the Milos Gold Project deposit is approximately 9.5 million tons, at an average grade of 0.071 opt, using a
0.029 opt cut-off.

(4) The Company executed an agreement with Placer Dome U.S. Inc. pursuant to which Royal Gold will undertake approximately $4 million in exploration work, over the next six years, at Placer Dome's Alligator Ridge property.

(5) The Company's shares were listed for trading on the Toronto Stock Exchange, under the symbol "RGL".

(6) At June 30, 1999, gold spot prices fell to $261 per ounce, a twenty year low. Subsequent to June 30, 1999, the gold price was depressed further, to $252 per ounce.

(7) Due to the drop in the gold price to $261 per ounce during the fourth quarter, the Company recorded a full impairment of its investment in the Inyo Gold Project in California.

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


Pipeline Mining Complex
-------------------------------

The Company converted its 20% net profits interest royalty at South Pipeline into gross smelter returns royalties extending over the mining complex that includes the Pipeline and South Pipeline gold projects.

Royalty Conversion
------------------

On April 1, 1999, Royal Gold and The Cortez Joint Venture ("Cortez") agreed to convert the Company's 20% net profits interest in the South Pipeline project into several gross smelter return royalties extending over a mining complex that includes the Pipeline and South Pipeline gold mines, in Lander County, Nevada. Each of the Pipeline and South Pipeline mines is operated by Cortez, which is a joint venture between Placer Cortez Inc. (60%) and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

A "Gross Smelter Returns" royalty is measured by all of the revenues attributed to material that is mined and processed, with no deduction for any costs paid by or charged to Cortez. The only possible deduction would be for any amounts that might be paid for any future royalty assessment that might be imposed by the United States government following any reform of the 1872 Mining Law.

Cortez reports that for the first six months of calendar year 1999, the Pipeline Mine is operating at $48 per ounce on a cash cost basis and $118 per ounce for a total cost basis.

At present, Cortez anticipates that permits for the commencement of operations at South Pipeline will be received early in 2000, and that pre-stripping of the South Pipeline deposit would commence therafter, as personnel and equipment now employed in the Pipeline operation become available.

New Royalties
-------------

Under the new agreement providing for the GSR royalties, Royal Gold will be entitled to receive all material information about exploration, planning, budgeting, development, mining and production for Pipeline and South Pipeline. In consideration of the agreement, Royal Gold surrendered its 20% net profits interest at South Pipeline and various contractual rights, including the contingent right to operate the South Pipeline property under defined circumstances.

Prior to the conversion, the Company held a fully-carried royalty interest in the South Pipeline Project. (That is, the Company was never obliged to advance any of the costs of exploration, development or production at South Pipeline.) During payback of capital expenditures, the Company would have received 4% of net profits. After payback of capital expenditures, the Company, at its annual election, could either have received a 20% net profits royalty interest or a sliding scale 2.5% to 5.5% net smelter returns royalty interest in all production from the GAS Mining Claims.

The royalty interests Royal Gold now holds at the Pipeline and South Pipeline gold mines, and on the GAS Claims, include:

(a) Reserve Claims GSR. A sliding scale GSR for all gold produced from the "Reserve Claims," or some 52 claims that encompass all of the Pipeline and South Pipeline deposits. As of July 1, 1999, this royalty covers proven and probable ore reserves of approximately 8.3 million contained ounces of gold, based on a $350 gold price. The GSR rate on the Reserve Claims is tied to the gold price, without indexing for inflation or deflation, as follows:

          Price of Gold Per Ounce ($U.S.)         Gross Smelter Returns
          -------------------------------         ---------------------
                Below $210                                0.40%
                $210-$229.99                              0.50%
                $230-$249.99                              0.75%
                $250-$269.99                              1.30%
                $270-$309.99                              2.25%
                $310-$329.99                              2.60%
                $330-$349.99                              3.00%
                $350-$369.99                              3.40%
                $370-$389.99                              3.75%
                $390-$409.99                              4.00%
                $410-$429.99                              4.25%
                $430-$449.99                              4.50%
                $450-$469.99                              4.75%
                $470 and above                            5.00%

(b) GAS Claims GSR. A sliding scale GSR for all gold produced from the remaining GAS Claims. The GAS Claims include some 310 lode mining claims, but production from 22 of the GAS Claims (those claims that encompass the South Pipeline reserve) will be subject to the Reserve Claims GSR. At present, apart from the Reserve Claims, there are no ore reserves on the GAS claims, but the GAS claims do host gold mineralization associated with the GAP and Windmill deposits. The GSR on the GAS Claims is tied to the gold price, without indexing for inflation or deflation, as follows:

          Price of Gold Per Ounce ($U.S.)         Gross Smelter Returns
          -------------------------------         ---------------------
                 Below $210                               0.72%
                 $210-$229.99                             0.90%
                 $230-$249.99                             1.35%
                 $250-$269.99                             2.34%
                 $270-$309.99                             4.05%
                 $310-$329.99                             4.68%
                 $330-$349.99                             5.40%
                 $350-$369.99                             6.12%
                 $370-$389.99                             6.75%
                 $390-$409.99                             7.20%
                 $410-$429.99                             7.65%
                 $430-$449.99                             8.10%
                 $450-$469.99                             8.55%
                 $470 and above                           9.00%


(c) The Saddle Area GSR. A 10% GSR on all gold and silver produced from any of the GAS Claims from January 1, 1999 until the commencement of commercial production from the South Pipeline deposit.

(d) The Silver GSR. A 7% GSR on all silver produced from any of the Reserve Claims or the GAS Claims commencing July 1, 1999.

(e) The Other Products NSR. A 3% Net Smelter Returns ("NSR") royalty on all products, other than gold or silver, produced from any of the Reserve Claims or GAS Claims, commencing July 1, 1999. A NSR royalty is measured by all of the revenues received by the operator following the sale or final disposition of a given product, less the proportionate costs of refining such product for sale, transportation of the product to a market, and applicable insurance.

The several GSR royalties (except for the Silver GSR)are payable in-kind and, under certain circumstances, the Company would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.

The Company's new arrangement with Cortez is governed by a new Royalty Agreement that supersedes the Agreement for Resolution of Disputes and Litigation and for the Formation of the South Pipeline Project, dated September 18, 1992, by which Royal Gold held its 20% net profits interest in South Pipeline.

Crescent Pit Operations
-----------------------

The Crescent Pit operation, now completed except for some ongoing heap leach production, encompassed some 320 acres within the 4,000 acre claim block of the South Pipeline Project. The Company now has a 10% GSR royalty on any further production from this Crescent Pit heap leach production.

Reserves and Other Mineralization
---------------------------------

The following table shows the reserves that have been defined at the Pipeline Mining Complex:

                      Pipeline Mining Complex
                 Proven and Probable Reserves (1)(2)
                            June 30, 1999

                                                  Average
                                     Tons          Grade         Contained
                                  (millions)    (oz Au/ton)      Oz Au (3)
                                  ----------    -----------     ----------
Pipeline Mining Complex               173          0.048         8,300,000


---------------------
(1) "Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

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

(2) Amounts shown represent 100% of the reserves. The Company holds a sliding-scale GSR royalty on this property. See "Pipeline Mining Complex
 - New Royalties."

(3) Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed processing recovery rates are 88% for mill-grade ore, and 65% for heap leach material. These reserves, computed by Cortez, are based on a life-of-mine gold price of $350 per ounce.

Set forth below is a table showing the additional gold deposit that has been defined at the Pipeline Mining Complex:

                       Pipeline Mining Complex
                 Gold Deposits/Mineralization (1)(2)
                            June 30, 1999

                                                  Average
                                     Tons          Grade
                                  (millions)    (oz Au/ton)
                                  ----------    -----------

Pipeline Mining Complex              36.1          0.039


-----------------------
(1) Gold mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicates a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.

(2) The amounts shown are computed by Cortez and represent 100% of the deposits. The Company holds a sliding-scale GSR royalty on this property.


Bald Mountain Royalty
---------------------

Effective January 1, 1998, the Company purchased, for $2,250,000 in cash and the assumption of $218,312 in debt, a 50% undivided interest in a sliding-scale NSR royalty that burdens approximately 81% of the Bald Mountain Mine, White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc ("PDUS").

At December 31, 1998, Placer Dome informed the Company that the portion of the mine covered by this royalty contained proven and probable reserves of 10,802,000 tons of ore, at an average grade of 0.075 ounces per ton ("opt"), containing approximately 811,000 ounces of gold, based on a $350 gold price. In addition the property covered by this royalty contains an additional 10,942,000 tons of mineralized material at an average grade of 0.037 opt of gold.


Inyo Gold Project (formerly Long Valley)
----------------------------------------

The Inyo Gold Project consists of 197 unpatented mining claims located 45 miles north of Bishop, in Mono County, California. The Company has been involved with this property since 1989, when it entered into a joint venture with Standard Industrial Minerals, Inc. ("Standard"). Standard owns 105 of the claims that comprise the Inyo Gold project, and operates a kaolin mine that is adjacent to the property. The Company located the additional 92 claims.

Under the original joint venture agreement, the Company had an option, exercisable through December 31, 1998, to acquire the entirety of Standard's interest in Long Valley for $900,000. During the term of the option, the Company has no specific work commitment. The option has been extended twice. In December 1997, Royal Gold secured a one-year extension upon payment of $100,000. In November 1998, the Company secured a five-year extension of its option to acquire all of the interest of Standard Industrial Minerals in the Inyo Gold Project. Under the terms of the most recent extension agreement, the Company may acquire all of Standard Industrial's interest in the property, at any time prior to December 31, 2003, upon payment of $900,000 plus accrued interest at 6% per year, with $100,000 per annum minimum payments, which are credited against the purchase amount.

Due to the drop in the gold price to $261 per ounce at the end of the end of fiscal 1999, the Company recorded a full impairment of its investment in the Inyo Gold Project, but still retains its contingent interest in the property.

At June 30, 1999, the Inyo Gold Project contains 47.8 million tons of mineralized material at an average grade of 0.018 opt of gold. This mineralization is unattractive at a $261 gold price.


Buckhorn South
--------------

The Buckhorn South project is located in Eureka County, Nevada, approximately 50 miles southwest of Elko, Nevada. The property consists of 265 unpatented mining claims.

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

During the period 1994-1997, the Company conducted geophysical surveys and several drilling programs. Through its work, the Company identified new areas of gold mineralization about one mile south of the Zeke deposit, and also identified structurally complex areas that may contain significant alteration and sulfides. Holes drilled by the Company identified viable targets with gold exceeding 0.01 opt, and five such holes contained intervals exceeding 0.045 opt of gold.

During 1998, the Company optioned its Buckhorn South project to Independence Mining Company, Inc.("IMC"), now called Anglo Gold North America. Under the agreement, Anglo Gold was to explore Buckhorn South and, depending upon the results, take an assignment of Royal Gold's interest in the property, subject to assumption of all existing burdens and with Royal Gold retaining a 14% NPI royalty.

After the close of the fiscal year, Anglo Gold exercised its option at Buckhorn South, and Royal Gold assigned its working interest in the property to Anglo Gold, in exchange for various net profits and NSR royalties as follows:

    a)  A 14% net profits interest in any mineral production for Buckhorn
  South;

    b) Conveyance by Anglo Gold to Royal Gold of a 2% NSR royalty on production from Lone Mountain, a 49-claim parcel that is near Anglo Gold's Jerritt Canyon operation, in Elko County, Nevada; and

    c) Conveyance by Anglo Gold to Royal Gold of a 15% net profits interest royalty on production from 24 claims that comprise a portion of Anglo Gold's Carico Lake property, in Lander County, Nevada, and conveyance of a 2% net smelter returns royalty on production for the other 381 claims that make up the Carico Lake property.


Milos Gold Project
------------------

Athens-based Silver & Baryte Ore Mining Company S.A. ("Silver & Baryte"), through its Greek subsidiary Midas S.A., holds a Greek lease to prospect, explore, and mine gold from public mining sites on the Greek island of Milos and on other islands in the Cyclades chain, in the south Aegean Sea.

In March 1998, the Company signed agreements with Silver & Baryte and with an Australian investor group (Rakov Pty Ltd.) to explore for and mine gold and other minerals on the lease.

Prior exploration at Milos by Silver & Baryte and by Renison Goldfields, a major Australian gold producer, has confirmed that the island has the potential to host epithermal gold deposits.

Under the agreements, Royal Gold and Rakov will jointly fund not less than $5.0 million ($2.5 million each) in exploration and development expenses on the Milos project, over a period of three years, at a rate of at least $1.7 million per year. Royal Gold is the operator of the project.

Upon completion of expending $5.0 million, Royal Gold and Rakov will have together earned a 50% interest in Midas S.A., and the three parties will thereafter participate jointly in further exploration and development. Silver & Baryte may elect to maintain a 50% interest in Midas S.A., or convert to a 20% net profits interest or a 5% NSR interest, in any mining project on Milos.

During fiscal 1999, the Company drilled 72,500 feet of reverse circulation drilling and discovered significant mineralization in three of the prospect
areas.   Based on this drilling, the mineralization estimate for the Milos
Gold Project deposit is approximately 9.5 million tons, at an average grade of 0.071 opt, using a 0.029 opt cut-off. Programs are being planned and implemented for fiscal 2000 to develop the data necessary to determine the minability of the mineralization that has been identified.


Alligator Ridge
---------------

Alligator Ridge is located about 100 miles south-southeast of Elko, Nevada, in White Pine County, Nevada, and about 30 miles directly south of Placer Dome's Bald Mountain operations.

In August 1998, the Company entered into an agreement with Placer Dome U.S., Inc. pursuant to which Royal Gold will undertake approximately $4 million in exploration work over the next six years. Depending on the results of Royal Gold's exploration program, and at the option of Placer Dome, either Royal Gold will acquire ownership of up to 1,638 unpatented claims that are now included within the Alligator Ridge claim block (such conveyance would be subject to a reservation by Placer Dome of a 5% net proceeds royalty interest), or else Placer Dome will reimburse Royal Gold for 200% of its cumulative investment in Alligator Ridge, and will also grant to Royal Gold a 22% net proceeds royalty interest in any future production.

Under the terms of the agreement, Royal Gold had a firm commitment to spend at least $300,000 in defined work during the first year. In years two through six, Royal Gold must spend successively greater amounts to keep the agreement in force, but the Company may also unilaterally terminate the agreement at any time after the first full year. Maximum required expenditures by Royal Gold over the six year term of the agreement are $4 million. Claims maintenance fees and other land holding costs are included in the work commitments.

During fiscal 1999, exploration at Alligator Ridge focused on a review of the extensive data base to identify targets that may contain significant gold potential, initiation of field work to access target areas, and drilling seven holes totaling 4,970 feet. Three of the drill holes encountered anomalous gold and additional drilling is planned in the area.


Manhattan Project
-----------------

The Manhattan project is located in Nye County, Nevada, approximately 60 miles north of Tonopah. Through two transactions, Royal Gold consolidated a sizable land position in this historic mining district, and conducted one season of exploration and drilling at the property.

The first transaction, executed in December 1997, gave Royal Gold the right to explore for gold on four separate parcels that had been assembled by New Concept Mining, Inc. The second transaction was executed in August 1998, in which Royal Gold entered into a joint venture with Battle Mountain Gold to explore and develop a parcel of land contiguous with two of the four New Concept parcels.

Commencing in August 1998, the Company embarked upon a reverse circulation drilling program that tested the lands without material success. Royal Gold relinquished all rights to both parcels comprising the Manhattan project during fiscal 1999.

Other Foreign Exploration
-------------------------

The Company owns a 50% interest in Greek American Exploration Ltd. ("GRAMEX"), a Bulgarian private limited company that has entered into an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration over 700 square kilometers in the Krumovgrad and Ivaylovgrad areas of Bulgaria.

This cancelable agreement was for an initial term of two years, requiring expenditures of $100,000 per year by GRAMEX. The agreement was extended for an additional two year period, expiring at the end of 1999. The Company is obligated to fund 50% of GRAMEX's expenditures.

GRAMEX and Phelps Dodge Exploration Corporation ("PDX") joined together to form a Bulgarian company named Sofia Minerals Ltd. ("SOMIN"). SOMIN is a joint venture company held equally by GRAMEX and PDX. SOMIN will explore, evaluate and develop properties in Bulgaria. SOMIN has signed a concession agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research in Bulgaria.

The Company has also formed an entity that will seek to acquire existing gold royalties in Australia as well as to create royalty interests by investing in junior Australian resource companies with emerging or advanced exploration projects. The company, Royal Australia Pty Ltd, is based in Perth, Western Australia, and the Company has a 67% interest in the entity. The remainder of the equity in the new entity is held by affiliates of Resource Finance Corporation ("RFC"). RFC is an investment and merchant banking firm that caters to natural resource firms.


Sales Contracts
---------------

The Company sold 935 ounces of gold bullion in fiscal 1999, utilizing one metal trader during the period, at an average realized price of $290.52/oz. The Company maintains trading relationships with a number of metal traders. The Company is currently receiving its royalty from the Pipeline Mining Complex in-kind.


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

Company Personnel
-----------------

At August 31, 1999, the Company had twelve full-time employees located in Denver, Colorado. The Company's employees are not subject to a union labor contract or collective bargaining agreement.

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


RISK FACTORS
------------

Risks of Passive Ownership
--------------------------

At present, the Company's principal assets are its royalty interests at the Pipeline Mining Complex. The Company's success is dependent on the extent to which the complex proves to be successful, and on the extent to which Royal Gold is able to acquire or create other lucrative royalty interests.

The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, unless the Company is able to secure and enforce certain extraordinary rights, it can be expected that the Company will not be in control of basic decisions regarding development and operation of Pipeline, South Pipeline, or any of the other properties in which the Company may have an interest.

Thus, the Company's strategy of having others operate properties in which it retains a royalty or other passive interest puts the Company generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, and processing, plant and equipment matters, among others. Although the Company attempts to secure contractual rights that will permit the Company to protect its interests, there can be no assurance that such rights will be sufficient or that the Company's efforts will be successful in achieving timely or favorable results.

Fluctuations in the Market Price of Minerals
--------------------------------------------

The profitability of gold mining operations (and thus the value of the Company's royalty interests and exploration properties) is directly related to the market price of gold. The market price of gold fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales by central banks, forward sales by gold producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold should drop dramatically, the value of the Company's royalty interests and exploration properties could also drop dramatically, and the Company might not be able to recover its investment in those interests or properties. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold based on the London PM fix.

            Year                Gold Price Per Ounce($)
            ----                -----------------------
                                  High            Low
                                  ----            ----
            1993                   406             327
            1994                   396             370
            1995                   393             372
            1996                   416             368
            1997                   367             283
            1998                   313             273
            January - June 1999    294             258

At August 25, 1999, the gold price was $252.20 per ounce, the lowest price in more than twenty years. At present, the Company has no hedging program in place. At June 30, 1999, the Company held 327 ounces of gold bullion in inventory. Additionally, at June 30, 1999, the Company had a royalty receivable of 235 ounces. The Company would consider a hedging program in the event certain production levels are obtained and maintained, and market conditions justify the economic use of a hedging program.

Risks Inherent in the Mining Industry
-------------------------------------

Mineral exploration and development is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of ore uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; pit-walls or tailings dam failures; force majeure events; and the risk of injury to persons, property or the environment.

Uncertainty of Reserves and Mineralization Estimates
----------------------------------------------------

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Proposed Federal Legislation
----------------------------

In recent years, the U.S. Congress has considered a proposed major revision of the General Mining Law, which governs the creation and possession of mining claims, and related activities on federal public lands in the United States. It is anticipated that another bill may be introduced in the Congress during the current session, or during 2000, and it is possible that a new law could be enacted. The Company expects that if and when a new mining law is enacted, it will impose a royalty upon production of minerals from federal lands and will contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent any such new legislation may affect existing mining claims or operations. The effect of any such revision of the General Mining Law on the Company's operations in the United States cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs at a number of the Company's exploration properties in the United States, which are located on federal lands, and such revision could also impair the Company's ability to develop any mineral prospects that are located on unpatented mining claims in the future.

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

Title to Properties
-------------------

The validity of unpatented mining claims, which constitute a significant portion of the Company's property holdings in the United States, is often uncertain, and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. The Company has not yet filed a patent application for any of its properties that are located on federal public lands in the United States and, in light of recently proposed legislation to change the General Mining Law, it would be reasonable to assume that, in the future, patents will be more difficult to obtain. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

Foreign Operations
------------------

The Company's foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, laws or policies of particular countries, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. The Company currently has exploration projects in Greece, Romania and Bulgaria, and is actively seeking other gold exploration and gold royalty acquisition or development opportunities in several countries, including Australia, Europe, Russia and other republics of the former Soviet Union.

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

The Company has contacted all affected vendors and manufacturers to determine whether any updates or replacements are be required. The Company has received confirmations from many of the vendors and has updated some of the systems affected. The Company has a plan in place to update the rest of the systems by the end of the third quarter of 1999. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. Many components have been certified as

Year 2000 compliant. An entire system replacement of all computers and software would total approximately $75,000. Those companies that provide banking, insurance and other administrative services have also been contacted for Year 2000 compliance. The Company is also monitoring the progress of Year 2000 compliance by Cortez and by PDUS, the operators of the two producing mines from which the Company derives its royalties. However, the Company cannot be assured that all of its suppliers, service providers and the operators of the properties where the Company holds its royalty interests will be compliant.


Item 3.  LEGAL PROCEEDINGS

Goldstripe Project
------------------

On August 5, 1992, following cessation of the Company's operations at Goldstripe, Plumas County, California, the U.S. Forest Service notified the Company that it had determined to initiate a response action at the Goldstripe site, under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), in order to assess the threat of a possible release of cyanide from a processed material residue pile. To date, the only action undertaken by the Forest Service in connection with the response action has been to establish four monitoring wells at the site, at an estimated cost of $27,000. Although not formally related to the response action notice, on October 5, 1992, the Company released $341,000 in cash security for a reclamation bond to fund reclamation to be performed at Goldstripe by the Forest Service. The Company believes, based on oral communications with the Forest Service, that approximately $325,000 of the $341,000 has been spent to date. The Company also believes, based on such communications over several years, and the current status of reclamation at the site, that no additional "response action" or other remediation is likely to be undertaken by the Forest Service under CERCLA or under any other governmental regulation.

In August 1998, the U.S. Forest Service reconfirmed to the Company that its reclamation activities were substantially completed at the Goldstripe property, and that the Forest Service believed that such activities should satisfy all outstanding permit requirements for reclamation, except for ongoing post-reclamation monitoring of water quality. However, it is possible that additional reclamation or water quality monitoring could be required, and that any such requirement could result in additional cost to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 1999. Annual meeting results will be described in Item 4 to the Company's report that will be filed on Form 10-Q, for the quarter ended December 31, 1999.

                               PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the NASDAQ National Market, under the symbol "RGLD" and on the Toronto Stock Exchange under the symbol "RGL." The following table shows the high and low closing sales prices, in U.S. dollars, for the Common Stock for each quarter since June 30, 1997.

                                                Sales Prices
                                              ------------------
                                               High        Low
Fiscal Year                                   Closing    Closing
-----------                                   -------    -------

1998:
   First Quarter (July, Aug., Sept. - 1997)     $9  3/8   $7  1/4
   Second Quarter (Oct., Nov., Dec. - 1997)     $8  3/4   $4
   Third Quarter (Jan., Feb., March - 1998)     $6        $4  1/4
   Fourth Quarter (April, May, June - 1998)     $7        $4  1/2

1999:
   First Quarter (July, Aug., Sept. - 1998)     $5        $3   3/8
   Second Quarter (Oct., Nov., Dec. - 1998)     $5        $3   1/4
   Third Quarter (Jan., Feb., March - 1999)     $5  1/8   $3  31/64
   Fourth Quarter (April, May, June - 1999)     $5        $3   3/4

As of August 31, 1999, there were approximately 3,000 shareholders of record of the Company's Common Stock.


Dividends
---------

The Company has never paid any cash dividends on its Common Stock and does not have any current plans to pay such dividends.

Item 6. SELECTED FINANCIAL DATA


                                     For the Year Ended June 30,
                            ----------------------------------------------
Selected Statement of        1999      1998      1997       1996     1995
                            ------    ------    ------     ------   ------
  Operations Data           (Amounts in thousands, except per share data)

  Royalty income           $   972   $ 2,176   $ 8,890    $ 3,680  $   470
  Exploration expense        2,831     2,001     1,738      1,434    1,485
  General and
   administrative
   expense                   1,713     1,704     1,706      1,204    1,015
  Impairment of mining
   assets                    4,616         0         0          0        0
  Earnings (loss)           (8,808)   (3,543)    4,054        589   (2,025)
  Basic earnings
   (loss) per share        $ (0.51)  $ (0.21)  $  0.26     $ 0.04  $ (0.14)
  Diluted earnings
   (loss) per share        $ (0.51)  $ (0.21)  $  0.24    $  0.04  $ (0.14)


                                            As of June 30,
                          ------------------------------------------------
                             1999      1998      1997      1996      1995
                            ------    ------    ------    ------    ------
Selected Balance                       (Amounts in thousands)
  Sheet Data

Total assets                $11,815   $20,927   $18,981   $14,063   $10,273
Working capital               8,582    11,437    13,942    11,130     8,723
Long-term obligations            81       108       134       111       117

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

At June 30, 1999, the Company had current assets of $9,447,000 compared to current liabilities of $865,000 for a current ratio of 11 to 1. This compares to current assets of $12,208,000 and current liabilities of $771,000, at June 30, 1998, resulting in a current ratio of 16 to 1. The Company's current assets include $4,014,000 of marketable securities that consist of U.S. Treasury securities with maturities of 12 months or less. The Company's initial cost of these marketable securities was $4,032,000.

During fiscal 1999, liquidity needs were met from: (i) $972,000 in revenues from production at the Crescent Pit and at Bald Mountain, (ii) the Company's available cash resources, and interest and other income of $654,000, and
(iii) cash receipts from the exercise of options and warrants of $51,000.

During the fiscal year, the Company spent $327,000 on development at the Inyo Gold Project (formerly Long Valley), which was subsequently impaired during fiscal 1999; $176,000 on the purchase of a royalty interest on a portion of Mule Canyon; $202,000 to finance a royalty at the High Claims, British Columbia, which was subsequently impaired during fiscal 1999; and $36,000 in other capital expenditures.

The only material commitments of the Company that cannot be terminated at the sole discretion of the Company are (i) employment agreements with four officers, calling for minimum payments of approximately $385,000 through January 2000; and (ii) office lease payments of $953,000 through the lease period ending October 2005.

On April 1, 1999, the Company and Cortez agreed to convert the Company's existing 20% net profits interest in the South Pipeline project into several gross smelter return royalties extending over a mining complex that includes the Pipeline and South Pipeline gold mines, in Lander County, Nevada. Each of the Pipeline and South Pipeline mines is operated by Cortez, which is a joint venture between Placer Cortez Inc. (60%) and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

A gross smelter returns ("GSR") royalty is measured by all of the revenues attributed to material that is mined and processed, with no deduction for any costs paid by or charged to Cortez. The only possible deduction is for any amounts that might be paid for any future royalty assessment that might be imposed by the United States government following any reform of the 1872 Mining Law.

The royalty interests Royal Gold now holds at the Pipeline and South Pipeline gold mines and on the GAS Claims, include:

    (a) Reserve Claims GSR. A sliding scale GSR royalty for all gold produced from the "Reserve Claims," or some 52 claims that encompass all of the Pipeline and South Pipeline deposits. The royalty rate on the Reserve Claims ranges from 0.4% at a gold price below $210 per ounce to 5.0% at a gold price at $470 per ounce or above.

    (b) GAS Claims GSR. A sliding scale GSR royalty for all gold produced from the remaining GAS Claims. The GAS Claims include some 310 lode mining claims, but production from 22 of the GAS Claims (those claims that encompass the South Pipeline reserve) will be subject to the Reserve Claims GSR. The royalty rate on the GAS Claims ranges from 0.72% at a gold price below $210 per ounce to 9.0% at a gold price at $470 per ounce or above.

    (c) The Saddle Area GSR. A 10% GSR royalty on all gold and silver produced from any of the GAS Claims from January 1, 1999 until the commencement of commercial production from the South Pipeline deposit.

    (d) The Silver GSR. A 7% GSR royalty on all silver produced from any of the Reserve Claims or the GAS Claims commencing July 1, 1999.

    (e) The Other Products Net Smelter Returns ("NSR") Royalty. A 3% NSR royalty on all products, other than gold or silver, produced from any of the Reserve Claims or GAS Claims, commencing July 1, 1999. An NSR royalty is measured by all of the revenues received by the operator following the sale or final disposition of a given product, less the proportionate costs of refining such product for sale, transportation of the product to a market, and applicable insurance.

The several GSR royalties (except for the Silver GSR)are payable in-kind and, under certain circumstances, the Company would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.

The Company's new arrangement with Cortez is governed by a new Royalty Agreement that supersedes the Agreement for Resolution of Disputes and Litigation and for the Formation of the South Pipeline Project, dated September 18, 1992, by which Royal Gold previously held its 20% net profits interest in South Pipeline.

Prior to the conversion, the Company held a fully-carried royalty interest in the South Pipeline Project. (That is, the Company was never obliged to advance any of the costs of exploration, development or production at South Pipeline.) During payback of capital expenditures, the Company would have received 4% of net profits. After payback of capital expenditures, the Company, at its annual election, could either have received a 20% net profits royalty interest or, at gold prices above $300 per ounce, a sliding scale 2.5% to 5.5% net smelter returns royalty interest in all production from the GAS Mining Claims.

For fiscal 2000, the Company anticipates royalty revenues of $5.0 million at a $260 gold price, general and administrative expenses of approximately $1.7 million and exploration and property holding costs to be approximately $1.7 million. Costs at the Inyo Gold Project are anticipated to be $130,000 which includes a discretionary $100,000 payment to Standard Industrial Minerals in December 1999, if the Company continues to hold the property. Exploration and holding cost expenditures include $400,000 for Alligator Ridge and $550,000 for the Milos Gold project. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

The Company will continue to explore its remaining properties and intends to acquire new projects, all with a view to enhancing the value of such properties prior to possible farm out to major mining company partners.

Recently, spot gold prices have hit twenty year lows and gold prices could continue at these depressed prices. The Company's royalty revenues from both Pipeline and Bald Mountain are directly affected by the gold price.

The Company's current financial resources and sources of income should be adequate to cover the Company's anticipated expenditures for general and administrative costs, exploration and leasehold expenses, and capital expenditures for at least the next fiscal year.

Subsequent to Year End
----------------------

On September 2, 1999, the Company purchased for $8 million approximately one-half of a group of overriding royalty interests on mineral production from some 6,000 acres of contiguous lands in Lander County, Nevada, that, in the aggregate, covers the Pipeline gold mine and the South Pipeline gold deposit. The overriding royalty interests may be summarized as follows: (i) 1% of the gross value of all mineral production from lands encompassed by 50 designated and unpatented mining claims situated in Lander County, until a total of 3.7 million troy ounces of gold has been produced from such lands, and, thereafter, 1.5% of the gross value of any subsequent mineral production from such lands; and (ii) 1.5% of the gross value of all mineral production from any lands encompassed by designated patented and unpatented mining claims situated within a 600-square-mile Area of Interest that includes portions of Lander and Eureka Counties. Based on current production levels and information from Cortez, the Company currently estimates that it will receive approximately $1.1 million dollars in royalty revenue from this royalty interest during fiscal 2000, at a $260 gold price.

The Company has issued 427,500 shares of common stock in a private placement which generated proceeds of $1,710,000. The Company has also entered into a $2,000,000 term loan agreement with Republic National Bank that is scheduled to close in October. The Company has received a $2,000,000 demand loan from Republic National Bank secured by $2,000,000 in U.S. Treasury obligations that will be paid off from the proceeds of the term loan.


Year 2000 Impact
----------------

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

The Company has contacted all affected vendors and manufacturers to
determine whether any updates or replacements are required.   The Company
has received confirmations from many of the vendors and has updated some of the systems affected. The Company has a plan in place to update the rest of the systems by the end of the third quarter of 1999. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement of all computers and software would total approximately $75,000. Many components have been certified as Year 2000 compliant. Those companies that provide banking, insurance and other administrative services have also been contacted for Year 2000 compliance. The Company is also monitoring the progress of Year 2000 compliance by Cortez and by PDUS, the operators of the two producing mines from which the Company derives its royalties. However, the Company cannot be assured that all of its suppliers, service providers and the operators of the properties where the Company holds its royalty interests will be compliant.


RESULTS OF OPERATIONS
---------------------
Fiscal Year Ended June 30, 1999 Compared with Fiscal Year Ended
---------------------------------------------------------------
June 30, 1998
-------------

For the year ended June 30, 1999, the Company recorded a net loss of $8,808,000, or $0.51 per diluted share, as compared to a net loss of $3,543,000, or $0.21 per diluted share, for the year ended June 30, 1998.

The net loss for the current fiscal year reflects the $4.6 million impairment of mining assets, primarily at the Inyo Gold project, and reduced revenues from royalties from the Crescent Pit.

The Company received royalty revenue from Crescent Pit heap leach material of $441,000 and $531,000 from the royalty at Bald Mountain in fiscal 1999. During the year ended June 30, 1998, the Company received $2,047,000 from its 20% NPI royalty at the Crescent Pit and $129,000 for its interest at Bald Mountain. In fiscal 1999 the Company incurred a loss on gold held in inventory of $13,000 compared to a loss of $832,000 in fiscal 1998. As of June 30, 1998, all of the Crescent Pit mill-grade material had been processed. It is anticipated that heap leach production at the Crescent Pit will continue in fiscal 2000 at a comparable level to heap leach production in fiscal 1999. The Company's sliding scale GSR royalty on the Pipeline deposit commenced July 1, 1999, and the Company is estimating approximately 950,000 ounces of production during fiscal 2000. At a $260 per ounce gold price, the Company would receive a 1.3% royalty based on the sliding scale.

Costs of operations decreased compared to the prior year, which related to the payment of Nevada Net Proceeds Tax associated with the decreased production at the Crescent Pit, offset by increased costs of monitoring the Company's interest at South Pipeline.

General and administrative expenses remained flat at $1,713,000 for the year ended June 30, 1999, compared to $1,704,000 for the year ended June 30, 1998. General and administrative expenses consist primarily of employee compensation and benefits, office lease expense, investor relations expenses, office equipment expenses, travel and communication costs.

Exploration costs increased from $2,001,000 in fiscal 1998 to $2,831,000 in fiscal 1999, primarily due to expenditures at the Milos Gold project and the Manhattan project, offset by decreased expenditures related to three properties that have been dropped. Lease maintenance and holding costs decreased from $736,000 in fiscal 1998 to $410,000 in fiscal 1999, primarily due to decreased holding costs at Buckhorn South and at the Manhattan project, offset by holding costs associated with the Alligator Ridge property.

The Company recorded a full impairment of its investment in the Inyo Gold Project during the fourth quarter of fiscal 1999 because spot gold prices fell to $261 per ounce at June 30, 1999.

Interest and other income was $655,000 in fiscal 1999, a decrease from $786,000 in fiscal 1998, due primarily to decreased funds available for investing.

Depreciation and depletion increased from $155,000 for fiscal 1998 to $464,000 for fiscal 1999, primarily due to the depletion associated with the Company's Bald Mountain royalty.

Fiscal Year Ended June 30, 1998 Compared with Fiscal Year Ended
---------------------------------------------------------------
June 30, 1997
-------------

For the year ended June 30, 1998, the Company recorded a net loss of $3,543,000, or $0.21 per diluted share, as compared to net income of $4,055,000, or $0.24 per diluted share, for the year ended June 30, 1997. The net loss for the fiscal year 1998 reflects the decrease in revenues due to completion of mining at the Crescent Pit in fiscal 1997.

The Company received net profits interest royalty revenue from the Crescent Pit of $1,605,000 relating to mill-grade material and $442,000 relating to heap leach material. This was reduced by a realized loss on gold held in inventory of $832,000 compared to a loss of $697,000 in fiscal 1997. As of June 30, 1998, all of the Crescent Pit mill-grade material had been processed. It is anticipated that ongoing heap leach production will continue in fiscal 1999 at a comparable level to heap leach production in fiscal 1998.

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

Depreciation and depletion increased from $51,000 for fiscal 1997 to $155,000 for fiscal 1998, primarily due to the depletion associated with the Company's recently acquired Bald Mountain royalty.

Impact of Inflation
-------------------

The Company's operations have been subject to general inflationary pressures, which have not had a significant impact on its operating costs.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  ROYAL GOLD, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL STATEMENTS


                                                          PAGE
                                                          ----
REPORT OF INDEPENDENT ACCOUNTANTS                          31

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                32
Consolidated Statements of Operations                      34
Consolidated Statements of Stockholders' Equity            35
Consolidated Statements of Cash Flows                      37
Notes to Consolidated Financial Statements                 39

                  REPORT OF INDEPENDENT ACCOUNTANTS
                  ---------------------------------


To the Board of Directors
Royal Gold, Inc.:


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Denver, Colorado
August 18, 1999

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                     as of June 30, 1999 and 1998


                                ASSETS


                                             1999              1998
                                         -----------        -----------
Current Assets
     Cash and cash equivalents           $ 4,670,476        $ 8,462,083
     Marketable securities                 4,014,418          3,007,505
     Receivables
       Trade and other                       570,212            516,186
       Royalties receivable in gold           64,218             83,194
     Inventory                                92,440             69,101
     Prepaid expenses and other               34,946             70,065
     Deferred income tax benefit,
      net                                          0                  0
                                         -----------        -----------
 Total current assets                   $  9,446,710       $ 12,208,134
                                         -----------        -----------

Property and equipment, at cost
     Mineral properties                    3,044,135          6,949,655
     Furniture, equipment
      and improvements                       711,558            681,073
                                         -----------        -----------
                                           3,755,693          7,630,728

 Less accumulated depreciation
   and depletion                          (1,445,358)          (981,625)
                                         -----------        -----------
 Net property and equipment                2,310,335          6,649,103
                                         -----------        -----------

Other Assets
     Noncurrent marketable securities              0          2,012,500
     Other                                    57,767             57,567
                                         -----------        -----------
 Total other assets                           57,767          2,070,067
                                         -----------        -----------
Total Assets                            $ 11,814,812       $ 20,927,304
                                         ===========        ===========

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS, Continued
                     as of June 30, 1999 and 1998


                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                              1999              1998
                                         -----------       -----------
Current Liabilities
   Accounts payable                     $    631,565      $    548,904
   Taxes payable                                   0            45,280
Accrued liabilities
   Retirement benefits                        26,400            26,400
   Accrued compensation                      190,000           140,000
   Other                                      16,496            10,190
                                         -----------       -----------
   Total current liabilities            $    864,461      $    770,774
                                         -----------       -----------

Retirement benefit liabilities                81,098           107,497
Commitments and contingencies
    (Notes 2, 6 & 10)

Stockholders' equity
   Common stock, $.01 par value, authorized
    40,000,000 shares; and issued
    17,321,322 and 17,069,602 shares,
    respectively                             173,213           170,696
   Additional paid-in capital             54,027,150        53,978,827
   Accumulated deficit                   (42,148,880)      (33,340,707)
                                         -----------       -----------
                                          12,051,483        20,808,816

   Less treasury stock, at cost
    (238,726 and 143,726 shares,
    respectively)                         (1,182,230)         (759,783)
                                         -----------       -----------
   Total stockholders' equity             10,869,253        20,049,033
                                         -----------       -----------
Total liabilities and stockholders'
 equity                                 $ 11,814,812      $ 20,927,304
                                         ===========       ===========




                The accompanying notes are an integral
           part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           for the years ended June 30, 1999, 1998 and 1997


                                             1999          1998          1997
                                          ----------    ----------   ----------
Royalty income                           $   971,950   $ 2,175,786   $8,899,537
Loss on gold inventory                       (12,936)     (831,510)    (697,488)
Consulting revenue                            15,575        31,691       18,585

Costs and expenses
       Costs of operations                   361,055       367,010      645,627
       Direct costs of consulting              7,231         6,786        5,796
       General and administrative          1,712,670     1,704,108    1,705,649
       Exploration                         2,831,095     2,001,118    1,737,798
       Lease maintenance and
        holding costs                        410,249       736,457      266,245
       Impairment of mining assets         4,615,731             0            0
       Depreciation and depletion            463,733       155,296       50,953
                                          ----------    ----------   ----------

Total costs and expenses                  10,401,764     4,970,775    4,412,068
                                          ----------    ----------   ----------

Operating income (loss)                   (9,427,175)   (3,594,808)   3,808,566

Interest and other income                    654,448       786,090      412,523
Loss on marketable securities                (35,446)      (53,731)     (23,895)
Interest and other expense                         0             0      (27,670)
                                          ----------    ----------   ----------

Income (loss) before income taxes         (8,808,173)   (2,862,449)   4,169,524

Income tax expense                                 0      (680,280)    (115,000)
                                          ----------    ----------   ----------
Net earnings (loss)                      $(8,808,173)  $(3,542,729)  $4,054,524
                                          ==========    ==========   ==========

Basic earnings (loss) per share          $     (0.51)  $     (0.21)  $     0.26
                                          ==========    ==========   ==========

Basic weighted average shares
     outstanding                          17,160,228    16,617,133   15,615,729

Diluted earnings (loss) per share       $      (0.51)  $     (0.21)  $     0.24
                                          ==========    ==========   ==========
Diluted weighted average
     shares outstanding                   17,160,228    16,617,133   15,568,360



               The accompanying notes are an integral
           part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           for the years ended June 30, 1999, 1998 and 1997

                                         Common Stock          Additional
                                     ----------------------      Paid-In
                                      Shares      Amount         Capital
                                     ----------  ----------    -----------
Balance, June 30, 1996               15,478,152  $  154,782    $47,200,643
                                     ----------  ----------    -----------
Issuance of common stock for:
     Exercise of options                168,550       1,685        110,414
     Exercise of warrants               230,500       2,305        127,820

Issuance of treasury shares
     for lease bonus payment                                         8,520
                                     ----------  ----------    -----------

Balance, June 30, 1997               15,877,202  $  158,772    $47,447,397
                                     ----------  ----------    -----------

Issuance of common stock for:
     Exercise of options                189,400       1,894         39,187
     Exercise of warrants               203,000       2,030        302,470
     Private placement                  800,000       8,000      6,189,773
                                     ----------  ----------    -----------

Balance, June 30, 1998               17,069,602  $  170,696    $53,978,827
                                     ----------  ----------    -----------

Issuance of common stock for:
     Exercise of options                251,720       2,517         48,323
                                     ----------  ----------    -----------

Balance, June 30, 1999               17,321,322   $ 173,213    $54,027,150
                                     ==========  ==========    ===========

                  ROYAL GOLD, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, Continued
           for the years ended June 30, 1999, 1998 and 1997

                                                                        Total
                                               Treasury Stock          Stock-
                               Accumulated    ------------------      holders'
                                  Deficit     Shares      Amount       Equity
                                -----------   -------   ---------    ----------
Balance, June 30, 1996         $(33,852,502)   15,986   $ (79,973)  $13,422,950
                                -----------   -------   ---------    ----------

Issuance of common stock for:
  Exercise of options                  -         -           -          112,099
  Exercise of warrants                 -         -           -          130,125

Issuance of treasury shares
  for lease bonus payment              -         (960)      4,800        13,320

Net income and comprehensive
 income for the year ended
 June 30, 1997                 $  4,054,524      -          -       $ 4,054,524
                                -----------   -------   ---------    ----------
Balance, June 30, 1997         $(29,797,978)   15,026   $ (75,173)  $17,733,018
                                -----------   -------   ---------    ----------

Issuance of common stock for:
  Exercise of options                  -         -           -           41,081
  Exercise of warrants                 -         -           -          304,500
  Private placement                    -         -           -        6,197,773

Purchases of common stock              -      128,700    (684,610)     (684,610)

Net loss and comprehensive
 loss for the year ended
 June 30, 1998                   (3,542,729)     -           -       (3,542,729)
                                -----------   -------   ---------    ----------

Balance, June 30, 1998         $(33,340,707)  143,726   $(759,783)  $20,049,033
                                -----------   -------   ---------    ----------

Issuance of common stock for:
  Exercise of options                  -         -           -           50,840

Purchases of common stock              -       95,000    (422,447)     (422,447)

Net loss and comprehensive
 loss for the year ended
 June 30, 1999                $  (8,808,173)     -           -       (8,808,173)
                                -----------   -------   ---------    ----------

Balance, June 30, 1999         $(42,148,880)  238,726 $(1,182,230)  $10,869,253
                                ===========   =======   =========    ==========

                      The accompanying notes are an integral
                part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the years ended June 30, 1999, 1998 and 1997

                                       1999            1998            1997
                                    ----------      ----------       ---------
Cash flows from operating activities

     Net income (loss)             $(8,808,173)    $(3,542,729)     $4,054,524
                                    ----------      ----------       ---------
      Adjustments to reconcile
       net income (loss) to net
       cash provided by (used in)
       operating activities:
        Depreciation, depletion and
         amortization                  463,733         155,296          50,953
        Loss on marketable
         securities                     35,446          53,731          23,895
        Non-cash exploration expense         0               0          13,320
        Impairment of mining assets  4,615,731               0               0
        Deferred taxes                       0         635,000         115,000

     (Increase) decrease in:
      Marketable securities             25,275        (78,366)          (4,265)
      Trade and other receivables      (54,026)      (438,640)         258,616
      Royalties receivable in gold      18,976       2,459,781        (905,402)
      Inventory                        (23,339)      2,803,265      (1,666,960)
      Prepaid expenses and other          (327)        529,026        (467,373)

     Increase (decrease) in:
      Accounts payable and
       accrued liabilities              93,687        (343,140)        584,385
      Retirement benefit liabilities   (26,399)        (26,400)         23,348
                                    ----------      ----------       ---------

     Total adjustments               5,148,757       5,749,553      (1,974,483)
                                    ----------      ----------       ---------

Net cash provided by (used in)
 operating activities              $(3,659,416)    $ 2,206,824     $ 2,080,041
                                    ----------      ----------       ---------


                   ROYAL GOLD, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS CASH FLOWS, Continued
           for the years ended June 30, 1999, 1998 and 1997

                                       1999            1998            1997
                                    ----------      ----------      ---------
Cash flows from investing activities
  Capital expenditures for
    property and equipment         $  (740,696)    $(2,901,983)    $(2,297,259)
  Maturity (purchase) of held-to-
    maturity securities, net           980,312               0               0
  Increase in other assets                (200)        (34,800)              0
                                    ----------      ----------       ---------

Net cash provided by (used in)
  investing activities             $   239,416     $(2,936,783)    $(2,297,259)
                                    ----------      ----------       ---------

Cash flows from financing activities
  Purchase of common stock            (422,447)       (684,610)              0
  Proceeds from issuance of
   common stock                         50,840       6,543,354         242,224
                                    ----------      ----------       ---------

Net cash provided by (used in)
    financing activities              (371,607)      5,858,744         242,224
                                    ----------      ----------       ---------

Net increase (decrease) in cash
    and equivalents                 (3,791,607)      5,128,785          25,006
                                    ----------      ----------       ---------

Cash and equivalents at beginning
  of period                          8,462,083       3,333,298       3,308,292
                                    ----------      ----------       ---------

Cash and equivalents at
  end of period                    $ 4,670,476     $ 8,462,083     $ 3,333,298
                                    ==========      ==========       =========



Supplemental Information:

The Company paid federal income taxes of $57,500 in fiscal 1998.

In fiscal 1997, 960 shares of treasury stock were issued for lease bonus payments.




                The accompanying notes are an integral
           part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

  Cash Equivalents:

    For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1999, the Company held $250,000 of U.S. government securities under an agreement to resell in July 1999. Due to the short term nature of the agreement, the Company did not take possession of the securities, which were instead held in the Company's safekeeping account by FBS Investments Services, Inc. At June 30, 1999, cash equivalents included approximately $3,995,000 of temporary cash investments in an uninsured government securities money market fund.

  Marketable securities:

    Effective July 1, 1998, the Company has reclassified marketable securities to held-to-maturity. Market value approximated the amortized cost basis. The unrealized gains in fiscal 1998 and fiscal 1997 for these marketable securities was not material At June 30, 1999, the Company held U.S. treasury securities in a principal amount of $4,000,000. The Company acquired these securities, with maturities ranging from August 1999 to May 2000, at a cost of $4,032,188. Any premium or discount is amortized over the remaining life of the security. Market value of these securities in fiscal 1997, fiscal 1998 and fiscal 1999 approximated cost.

  Royalties Receivable in Gold:

    Royalties receivable consists of gold held by the Cortez Joint Venture ("Cortez"), the operator of the South Pipeline Project, prior to making in-kind royalty payments. These quarterly, in-kind royalty payments are received one month and one day after the relevant production quarter. At June 30, 1999, there was 235 ounces of gold related to the June 30 quarterly production recorded as a receivable valued at current market value. This gold was received on July 22, 1999. Royal Gold has exposure for any changes in gold price on this receivable between the end of the quarter and the time of receipt.

  Gold Inventory:

    Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts plus gold coins in inventory. The gold bullion is stored by the Company's refiner in Utah and the gold coins are stored by the Company's mint in Utah. The inventory is carried at market value with unrealized gains or losses included in the results of operations for the period. At June 30, 1999, the Company held 327 ounces of gold bullion in inventory and 38 one-ounce gold coins.

  Mineral Properties:

    Acquisition costs relating to mineral properties with a known mineralization are deferred until the properties are put into commercial production, sold or abandoned. Exploration costs, including an allocation of employee salaries and related costs, are charged to operations when incurred. Mine development costs incurred to develop new ore bodies, to expand or rehabilitate the capacity of operating mines, or to develop areas substantially in advance of production are deferred.
    For properties placed in production, the related deferred costs are depleted using the units-of-production method over the life of the reserves. Deferred costs applicable to sold or abandoned properties are charged against operations at the time of sale or abandonment of the property. Upon disposition of a portion of a mineral property, including equipment sales, any proceeds are treated as a reduction of the carrying value of the portion of the property retained. The recoverability of the carrying value of development projects is evaluated based upon estimated future net cash flows from each property using estimates of proven and probable reserves. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds its estimated future discounted cash flows.

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


2. Property and Equipment
   ----------------------

  The net carrying value of the Company's property and equipment consists of the following components at June 30, 1999 and 1998:

                                           1999           1998
                                        ---------      ---------
  Mineral Properties:
    Pipeline/South
      Pipeline Royalties               $     -        $     -
    Inyo Gold Project                        -         4,086,233
    Bald Mountain Royalty               1,956,825      2,369,353
    Mule Canyon Royalty                   180,713           -
    Camp Bird                             120,110        120,110
                                        ---------      ---------
                                        2,257,648      6,575,696

  Office furniture, equipment
    and improvements                       52,687         73,407
                                        ---------      ---------
      Net property and equipment       $2,310,335     $6,649,103
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


 A.  Pipeline Mining Complex
     -----------------------

 On April 1, 1999, the Company and Cortez agreed to convert the Company's existing 20% net profits interest in the South Pipeline project into several gross smelter return royalties extending over a mining complex that includes the Pipeline and South Pipeline gold mines, in Lander County, Nevada. Each of the Pipeline and South Pipeline mines is operated by Cortez, which is a joint venture between Placer Cortez Inc. (60%) and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

B.  Bald Mountain Royalty
    ---------------------

The Company purchased a 50% undivided interest in a sliding-scale net smelter returns royalty that burdens approximately 81% of the Bald Mountain Mine, White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc.

The Company purchased the royalty, effective January 1, 1998, for $2,250,000 of cash and the assumption of $218,312 in debt, which was paid in total during fiscal year 1999.


C.  Inyo Gold Project (formerly Long Valley)
    ----------------------------------------

The Inyo Gold Project consists of 197 unpatented mining claims located 45 miles north of Bishop, in Mono County, California. The Company has been involved with this property since 1989, when it entered into a joint venture with Standard Industrial Minerals, Inc. ("Standard"). Standard owns 105 of the claims that comprise the Inyo Gold project, and operates a kaolin mine that is adjacent to the property. The Company located the additional 92 claims.

Under the original joint venture agreement, the Company had an option, exercisable through December 31, 1998, to acquire the entirety of Standard's interest in the Inyo Gold Project for $900,000. During the term of the option, the Company had no specific work commitment. The option was extended twice. In December 1997, Royal Gold secured a one-year extension for the payment of $100,000. In November 1998, the Company secured a five-year extension of its option to acquire all of the interest of Standard Industrial Minerals in the Inyo Gold Project. Under the terms of the extension agreement, the Company may acquire all of Standard Industrial's interest in the property, at any time prior to December 31, 2003, upon payment of $900,000 plus accrued interest at 6% per year, with $100,000 per annum minimum payments, which are credited against the purchase amount.

Due to the continued decline in the gold price during the fourth quarter of fiscal 1999, the Company recorded a full impairment of its investment in the Inyo Gold Project, but still retains its contingent interest in the property. The recoverability of the carrying value of the Inyo Gold Project was evaluated based upon estimated future net cash flows from the property using estimates of proven and probable reserves and resulted in an impairment of the property.

3.  Earnings per share ("EPS") computation
    --------------------------------------

              For the twelve months ended June 30, 1999

                                Income(Loss)     Shares         Per-Share
                                (Numerator)   (Denominator)       Amount
                                 ---------     -----------      ---------
    Basic EPS
     Income available to
      common stockholders      $(8,808,173)      17,160,228     $  (0.51)
     Effect of
      dilutive securities                                 0
                                ----------       ----------      -------
    Diluted EPS                $(8,808,173)      17,160,228     $  (0.51)
                                ==========       ==========      =======

  Options to purchase 341,800 shares of common stock at an average purchase price of $0.28 per share and 892,498 shares at an average price of $5.96 per share were not included in the computation of diluted EPS because the Company experienced a net loss in the twelve month period and these options were antidilutive.


              For the twelve months ended June 30, 1998

                                Income(Loss)      Shares        Per-Share
                                (Numerator)    (Denominator)      Amount
                                ----------       ----------      -------
    Basic EPS
     Income available to
      common stockholders      $(3,542,729)      16,617,133     $  (0.21)
     Effect of
      dilutive securities                                 0
                                ----------       ----------      -------
    Diluted EPS                $(3,542,729)      16,617,133     $  (0.21)
                                ==========       ==========      =======

          Options to purchase 609,520 shares of common stock at an average purchase price of $0.35 per share and 703,498 shares at an average price of $6.39 were not included in the computation of diluted EPS because the Company experienced a net loss in the twelve month period and these options were antidilutive.

              For the twelve months ended June 30, 1997

                                Income(Loss)       Shares       Per-Share
                                (Numerator)    (Denominator)      Amount
                                ----------       ----------      -------
    Basic EPS
     Income available to
      common stockholders       $4,054,524       15,615,729    $   0.26
     Effect of
      dilutive securities
       Options                                      785,455
       Warrants                                     167,176
                                ----------       ----------      -------
    Diluted EPS                 $4,054,524       16,568,360     $   0.24
                                ----------       ----------      -------

          Options to purchase 214,000 shares of common stock, at an average price of $13.89 per share, were outstanding at June 30, 1997, but were not included in the computation of diluted EPS because the exercise price of these options were greater than the average market price of the common shares.


     4.  Retirement Benefits
         -------------------

     In 1987, the Company's Board of Directors agreed to provide retirement benefits for the remaining lifetime of a former executive officer. At June 30, 1999, the liability of $107,498 represents the net present value of estimated future payments to this former officer, adjusted for payments made to date.


     5.  Income Taxes
         ------------

     The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at June 30, 1999 and 1998, are as follows:

                                   45


                                              1999           1998
                                           ----------     ----------
    Net operating loss carryforwards      $ 8,661,069    $ 7,969,998
    Mineral property basis                  2,610,368        966,038
    AMT credit carryforward                    99,172         99,172
    Loss on sale of gold                      295,367        291,029
    Other                                     192,019        232,946
                                           ----------     ----------
    Total gross deferred tax assets        11,857,995      9,559,183

    Valuation allowance                   (11,528,157)    (8,063,920)
                                           ----------     ----------
    Net deferred tax assets                   329,838      1,495,263
                                           ----------     ----------

    Gold inventory                            (58,641)      (213,026)
    Mineral property basis                       -        (1,097,872)
    Other                                    (271,197)      (184,366)
                                           ----------     ----------
    Total deferred tax liabilities           (329,878)    (1,495,263)
                                           ----------     ----------

    Total net deferred taxes              $      -       $      -
                                           ==========     ==========

        At June 30, 1999, the Company has approximately $24.7 million of net operating loss carryforwards which, if unused, will expire during the years 2001 through 2016. The Company's ability to generate future taxable income to realize the benefit of its tax assets will depend primarily on the spot price of gold. Due to the currently depressed gold price, a full valuation allowance has been established for the deferred tax assets at June 30, 1999.

        The components of income tax expense (benefit) for the years ended June 30, 1999, 1998 and 1997, are as follows:

                                            1999       1998        1997
                                         ---------   --------    --------
     Current federal tax expense         $    -     $ 680,280   $    -
     Deferred tax expense(benefit)      (3,464,237)      -        935,000
     Increase (decrease) in
           deferred tax asset
      valuation allowance                3,464,237       -       (820,000)
                                         ---------   --------    --------

                                        $     -     $ 680,280   $ 115,000
                                         =========   ========    ========

     The provision for income taxes for the years ended June 30, 1999, 1998 and 1997, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss from operations as a result of the following differences:

                                   46




                                            1999       1998          1997
                                         ---------    --------     --------
     Total expense(benefit)
      computed by applying
      statutory rate                   $(3,082,861) $(1,001,857) $1,418,000
     Adjustments of valuation
      allowance                          3,464,237    1,853,461  (1,310,000)
     Excess depletion                     (381,376)    (156,865)       -
     Other                                    -         (14,459)      7,000
                                         ---------     --------    --------

                                        $     -     $   680,280  $  115,000
                                         ---------     --------    --------

     The change in the valuation allowance in fiscal 1999 is due to the loss for the year.

     The change in the valuation allowance in fiscal 1998 is related to establishing a valuation allowance for the current year net operating losses.

     Included in the fiscal 1997 adjustments of valuation allowance is $820,000 related to fiscal 1997 and $490,000 related to fiscal 1996 caused by changes in fiscal 1996 taxable temporary differences.


6.   Commitments
     -----------

     Operating Lease
     ---------------

     The Company leases office space under a lease agreement which expires October 31, 2005. Future minimum cash rental payments are as follows:

           Years ending June 30,
           ---------------------
                    2000             $  158,473
                    2001                171,741
                    2002                178,629
                    2003                185,812
                    2004                193,290
                    2005                 65,272
                                       --------
                                      $ 953,217
                                       ========

     Rent expense charged to operations for the years ended June 30, 1999, 1998, and 1997, amounted to $145,731, $135,838 and $122,300, respectively.

     In order for the Company to maintain its current exploration properties through fiscal 2000, the Company would incur lease maintenance and holding costs of $520,000, which includes the $100,000 payment for the Inyo Gold Project. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in these properties rather than continue to pay holding costs.

     Employment Agreements
     ---------------------

     The Company has one-year employment agreements with four of its officers which require total minimum future compensation, at June 30, 1999, of $385,000 through January 2000. The terms of each of these agreements automatically extend, every February, for one additional year, unless terminated by the Company or the officer, according to the terms of the agreements.


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

     On May 2, 1997, the Company announced a stock repurchase program, in which the Board of Directors authorized the repurchase of up to $5 million of the Company's common stock, from time-to-time, in the open market or in privately negotiated transactions. In accordance with this program, the Company has repurchased 223,700 shares of common stock at an average cost of $4.95 per share.

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

     Stock Options and Warrants:

     The following schedules detail activity related to options and warrants for the years ended June 30, 1997, 1998 and 1999:

                                                                     Weighted
                                              Optioned                Average
                                               Shares             Option Prices
                                             ---------            -------------
     Options Outstanding, June 30, 1996      1,389,970                 $ 2.75
                                             ---------
       Granted                                 204,000                 $14.13
       Exercised                              (168,550)                $ 0.67
                                             ---------

     Options Outstanding, June 30, 1997      1,425,420                 $ 4.63
                                             ---------
       Granted                                 804,998                 $ 6.38
       Exercised                              (189,400)                $ 0.22
       Surrendered or expired                 (728,000)                $ 9.59
                                             ---------
     Options Outstanding, June 30, 1998      1,313,018                 $ 3.59
                                             ---------
       Granted                                 199,000                 $ 4.59
       Exercised                              (251,720)                $ 0.20
       Surrendered or expired                  (26,000)                $ 4.00
                                             ---------
     Options Outstanding, June 30, 1999      1,234,298                 $ 4.43
                                             =========

     All options outstanding at each year end, except for current year grants, are exercisable at a weighted average exercise price of $4.35. Options outstanding at June 30, 1999, consist of: 327,800 options at a strike price of $0.125 and a remaining contractual life of 2.4 years; 765,498 options at an average strike price of $5.16 (a range of $4.00 to $5.625), and a weighted average remaining contractual life of 6.6 years; and 141,000 options at an average strike price of $10.12 (a range of $7.88 to $14.13), and a weighted average remaining contractual life of 3.0 years.

     During fiscal 1999, options were exercised for 251,720 shares for a total of $50,840 in proceeds to the Company.

          The following schedules detail activity related to options and warrants for the years ended June 30, 1997, 1998 and 1999:

                                              Warrant              Average
                                               Shares          Warrant Prices
                                             ---------         --------------
     Warrants Outstanding, June 30, 1996       433,500                 $ 1.00
                                             ---------
       Exercised                              (230,500)                $ 0.56
                                             ---------

     Warrants Outstanding, June 30, 1997       203,000                 $ 1.50
                                             ---------
       Exercised                              (203,000)                $ 1.50
                                             ---------

     Warrants Outstanding, June 30, 1998             0                 $ 0.00
                                             ---------

     Warrants Outstanding, June 30, 1999             0                 $ 0.00
                                             =========

     The shares and exercise prices listed above are generally subject to adjustment in accordance with antidilution provisions of each of the warrant agreements.

     On May 29, 1998, the Board of Directors approved the implementation of a Stock Option Exchange Program for current employees of Royal Gold. In effect, the Exchange Program gave employees a period of time to exchange their options for a lesser number of new options with an exercise price based on the closing price of the stock on May 29, 1998 ($5.375/share). Under this Exchange Program, 715,750 options were canceled and 522,498 new options were issued. The new options could not be exercised for six months from the date of grant. The vesting of the new options is the same as for the old options.

     The new number of options which were offered to each employee were computed in reliance on the Black-Scholes Option Pricing Model. The net result of applying this model is that the exercise price for the options will be lower, and the number of shares subject to each such option was reduced.

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

                                   50




                                       1999          1998         1997
                                    ----------    ----------    ---------

     Net income (loss)
       As reported                 $(8,808,173)  $(3,542,729)  $4,054,503

       Pro Forma                   $(9,154,224)  $(4,232,401)  $3,187,290


     Net income (loss) per
      basic share

       As reported                 $     (0.51)  $     (0.21)  $      0.26

       Pro Forma                   $     (0.53)  $     (0.25)  $      0.20


     Net income (loss) per
      diluted share

      As reported                  $     (0.51)  $     (0.21)  $      0.24

      Pro Forma                    $     (0.53)  $     (0.25)  $      0.19


     The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

                                       1999          1998          1997
                                    ----------    ----------    ---------
     Weighted average
      expected volatility             58.9%          64.4%         53.2%

     Weighted average
      expected option term          5.5 years      3.8 years     4.8 years

     Weighted average
      risk free interest rate          4.6%           5.5%          6.2%

     Forfeiture rate                    5%             5%            5%

     Weighted average grant
      fair value                      $2.62           $2.28        $4.25



8.   Major Customers
     ---------------

     In each of fiscal years 1999, 1998, and 1997, $441,102, $2,047,142 and
     $8,202,049, respectively, of the Company's royalty income was received from the same source. (See Note 2.A.)

9.   Simplified Employee Pension ("SEP") Plan
     ----------------------------------------

     The Company maintains a SEP Plan in which all employees are eligible to participate. The Company contributes a minimum of 3% of an employee's compensation to an account set up for the benefit of the employee. If an employee also chooses to contribute to the SEP Plan through salary reduction contributions, the Company will match such contributions to a maximum of 7% of the employee's salary. The Company contributed $79,543, $75,510 and $67,041, in fiscal years 1999, 1998, and 1997, respectively.


10.  Contingencies
     -------------

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


11.  Subsequent Events
     -----------------

     In September 1999, the Company purchased approximately one-half of a group of overriding royalty interests on mineral production from some 6,000 acres of contiguous lands in Lander County, Nevada that are presently encompassed by a total of 348 unpatented mining claims. The royalty purchase price was $8,075,000.

     The Company has issued 427,500 shares of common stock in a private placement which generated proceeds of $1,710,000. The Company has also entered into a $2,000,000 term loan agreement with Republic National Bank that is scheduled to close in October. The Company has received a $2,000,000 loan from Republic National Bank collateralized by $2,000,000 in U.S. Treasury obligations that will be paid off from the proceeds of the term loan.

                              PART III



Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Stanley Dempsey
---------------
Age 60, Director Since August 1984; Term Expires 2000
-----------------------------------------------------
Chairman of the Board and Chief Executive Officer of the Company since April 4, 1988. President and Chief Operating Officer of the Company from July 1, 1987 to April 4, 1988. From 1984 through June 1986, Mr. Dempsey was a partner in the law firm of Arnold & Porter. During the same period, he was a principal in Denver Mining Finance Company. From 1960 through 1987, Mr. Dempsey was employed by AMAX, Inc. serving in various managerial and executive capacities. Mr. Dempsey currently serves as a director of Behre Dolbear and Company, Inc., and Hazen Research, Inc., and is also a member of the board of directors of various mining-related associations. (1)

Edwin W. Peiker, Jr.
--------------------
Age 68; Director Since May 1987; Term Expires 1999
--------------------------------------------------
Director. President and Chief Operating Officer of the Company from April 4, 1988, until retirement on February 1, 1992. Vice President of Engineering of the Company from May 1987 to April 4, 1988. Principal in Denver Mining Finance Company from 1984 until 1986. From 1983 to 1986, Mr. Peiker was engaged in mineral consulting activities. During the period 1966-1983, Mr. Peiker was with the Climax Molybdenum division of AMAX involved in exploration activities worldwide. (1) (2)

John W. Goth
------------
Age 72; Director Since August 1988; Term Expires 2000
-----------------------------------------------------
Director. Executive Director of the Denver Gold Group and Chairman of the Minerals Information Institute. A consultant to the mining industry since 1985. Mr. Goth was formerly a senior executive of AMAX, Inc. and a Director of Magma Copper Company. Mr. Goth is currently a Director of U.S. Gold Corporation, Qualchem, Inc. and Behre Dolbear. (2) (3)

James W. Stuckert
-----------------
Age 61; Director Since September 1989; Term Expires 2001
--------------------------------------------------------
Director. Chairman and CEO of Hilliard, Lyons, Inc., Louisville, Kentucky. Mr. Stuckert is also a Director of Hilliard, Lyons, Inc. and Thomas Transportation. He joined Hilliard, Lyons in 1962 and served in several capacities prior to being named Chairman in December 1995. Mr. Stuckert is a Board of Governor Member of the Security Industries Association. (2) (3)

Pierre Gousseland
-----------------
Age 77; Director Since June 1992; Term Expires 2000
---------------------------------------------------
Director. Financial Consultant. From 1977 until January 1986, Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. He is presently a Director of Guyanor Ressources S.A. Formerly, Director of the French American Banking Corp. of New York, the American International Group, Inc., Union Miniere, S.A. (Belgium), Degussa AG (Germany), IBM World Trade Europe/Middle East Africa Corporation, Pancontinental Mining Europe GmbH (Germany) and Sauer Group Investmetns Ltd. Mr. Gousseland has served on the

                                   50



Chase Manhattan and Creditanstaldt (Vienna, Austria) International Advisory Boards and is Past President of the French-American Chamber of Commerce in the United States. (3)

S. Oden Howell, Jr.
-------------------
Age 59; Director Since December 1992; Term Expires 1999
-------------------------------------------------------
Director. Consultant to H&N Constructors, Inc., a contractor specializing in remodeling and rehabilitation of government facilities. Mr. Howell is Secretary/Treasurer of Howell & Howell Painting Contractors, Inc. and owner of Kessinger Service Industries, LLC. From 1972 until 1988, Mr. Howell was Secretary/Treasurer of Howell & Howell, Inc.

Merritt Marcus
--------------
Age 65; Director Since December 1992; Term Expires 2001
-------------------------------------------------------
Director. President and Chief Executive Officer of Marcus Paint Company, a manufacturer of industrial coatings and Performance Powders, L.L.C., a manufacturer of industrial powder coatings. Mr. Marcus has served several terms as a Director of the National Paint and Coatings Association.

Peter B. Babin
--------------
Age 45; Director Since December 1997; Term Expires 2000
-------------------------------------------------------
Director. President of the Company since December 10, 1996. Executive Vice President from January 1, 1995 to December 10, 1996. Senior Vice President from July 1, 1993 to January 1, 1995. From 1989 until 1993, Mr. Babin was a consultant to the Company. From 1986 through 1989, Mr. Babin was Senior Vice President and General Counsel of Medserv Corporation, a provider of ancillary health care services.

Donald Worth
------------
Age 67, Director Since April 1999; Term Expires 1999
----------------------------------------------------
Director.   Mr. Worth has been involved in the mining industry since 1949.
He formerly was a mining specialist and a vice president of Canadian Imperial Bank of Commerce (Canada). Mr. Worth is a director of Canarc Resource Corporation, Cominco Ltd., Founders Capital Corporation, and Tiomin Resources Inc. He is also a trustee of Labrador Iron Ore Royalty Income Fund, and is involved with several professional associations both in Canada and the United States.

Thomas A. Loucks: Age 50
------------------------
Executive Vice President and Treasurer of the Company since 1991. From August 1985 until 1991, Mr. Loucks was Vice President, Corporate Development of the Company. From August 1985 until August 1988, Mr. Loucks was a Business Development Analyst with Newmont Mining Company. Mr. Loucks is a Director of the Society of Economic Geologists, Inc., the Society of Economic Geologists Foundation, and the Economic Geology Publishing Company.

Karen P. Gross: Age 45
----------------------
Vice President of the Company since June of 1994. Corporate Secretary of the Company since 1989. From 1987 until 1989, Ms. Gross was the Assistant Secretary to the Company and Executive Assistant.

Donald J. Baker: Age 50
-----------------------
Vice President of the Company since November 1998. From January 1997 until November 1998, Mr. Baker was Manager of Corporate Development. From 1994 until 1997, he was a consultant to the Company. Mr. Baker was previously employed with Climax Molybdenum Company and Homestake Mining Company.


(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Compensation Committee

Four officers of the Company have one-year employment agreements that renew for an additional year in February each year.

ITEMS 11, 12, and 13

The information called for by Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," is incorporated by reference to the Company's definitive proxy statement to be filed with respect to the upcoming Annual Meeting of Stockholders to be held November 16, 1999 in Denver, Colorado.

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

     (c)  Amendment to Certificate of Incorporation dated February 2, 1983
          - Exhibit 3 (c) of Registration Statement on Form S-1,
          Registration No. 2-84642.

     (d) Amendments to Articles of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company's Form 10-K for the year ended June 30, 1987.

     (e)  Amendment to Articles of Incorporation dated February 2, 1988 -
          Exhibit 3(f) to the Company's Form 10-K for the year ended June 30, 1990.

     (f) By-Laws - Exhibit (d) to the Company's Form 10-K, for the fiscal year ended December 31, 1980.

       4 (a) Shareholders' Rights Agreement Exhibit B to the Company's Form 8-A dated September 11, 1997.

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

     (f) Mining Claim and Purchase Option Agreement, dated effective November 30, 1993, between Standard Industrial Minerals, Inc. and Royal Long Valley, Inc - Exhibit 10(p) to the Company's Form 10-K for the year ended June 30, 1994.

     (g) Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co. S.A., and Royal Gold, Inc., dated effective March 30, 1998 - Exhibit 10(s) to the Company's Form 10-K for the year ended June 30, 1998.

     (h) Private Agreement between Rakov Pty. Ltd. And Royal Gold, Inc. dated effective March 28, 1998 - Exhibit 10(t) to the Company's Form 10-K for the year ended June 30, 1998.

     (i) Exploration and Development Option Agreement between Placer Dome U.S., Inc. and Royal Gold, Inc. dated effective July 1, 1998 -
          Exhibit 10(v) to the Company's Form 10-K for the year ended June 30, 1998.

 21*(a)   The Company and Its Subsidiaries.

        * - Filed herewith.

     (b)  Reports on Form 8-K:

          1. April 12, 1999. Item 5 Other Events - Royalty Conversion.
          2. September 2, 1999. Item 5 Other Events - Royalty Purchase.

                             EXHIBIT 21

ROYAL GOLD, INC. AND SUBSIDIARIES

Denver Mining Finance Company (1)
Royal Trading Company (1)
Calgom Mining, Inc. (1)(4)
Mono County Mining Company (1)
Royal Camp Bird, Inc. (1)
Royal Crescent Valley, Inc. (1)
Royal Kanaka Creek Corporation (1)
Environmental Strategies, Inc. (2)
GRAMEX LTD (3)
SOMIN LTD (5)
Royal Gold Australia (6)



(1) Owned 100% by Royal Gold, Inc.
(2) Owned 100% by Denver Mining Finance Company
(3) Owned 50% by Royal Gold, Inc.
(4) Owns a 100% interest in the Goldstripe Project.
(5) Owned 25% by Royal Gold, Inc.
(6) Owned 67% by Royal Gold, Inc.

                              SIGNATURES


 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROYAL GOLD, INC.


Date: September 27, 1999          By: /s/Stanley Dempsey
                                      -------------------------------
                                      Stanley Dempsey, Chairman,
                                      Chief Executive Officer, and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: September 27, 1999          By: /s/Stanley Dempsey
                                      -------------------------------
                                      Stanley Dempsey, Chairman,
                                      Chief Executive Officer, and Director

Date: September 27, 1999          By: /s/Thomas A. Loucks
                                      -------------------------------
                                      Thomas A. Loucks,
                                      Treasurer

Date: September 27, 1999          By: /s/John Skadow
                                      -------------------------------
                                      John Skadow
                                      Controller

Date: September 27, 1999          By: /s/Edwin W. Peiker, Jr.
                                      -------------------------------
                                      Edwin W. Peiker, Jr.,
                                      Director

Date: September 27, 1999          By: /s/John W. Goth
                                      -------------------------------
                                      John W. Goth,
                                      Director

Date: September 27, 1999          By: /s/James W. Stuckert
                                      -------------------------------
                                      James W. Stuckert,
                                      Director

Date: September 27, 1999          By: /s/Pierre Gousseland
                                      -------------------------------
                                      Pierre Gousseland,
                                      Director

Date: September 27, 1999          By: /s/Merritt E. Marcus
                                      -------------------------------
                                      Merritt E. Marcus
                                      Director

Date: September 27, 1999          By: /s/S. Oden Howell, Jr.
                                      -------------------------------
                                      S. Oden Howell, Jr.
                                      Director

Date: September 27, 1999          By: /s/Peter B. Babin
                                      -------------------------------
                                      Peter B. Babin
                                      Director

Date: September 27, 1999          By: /s/Donald Worth
                                      -------------------------------
                                      Donald Worth
                                      Director

