Form 10-Q
period 1999-09-30
ROYAL GOLD INC /DE/
filed 1999-11-15
CIK 85535

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

             YES  X                              NO
                 ---                                ---

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
      CLASS OF COMMON STOCK                 OCTOBER 9, 1999
      ---------------------                -----------------
          $.01 PAR VALUE                   17,565,096 SHARES




                           ROYAL GOLD, INC.

                                INDEX

                                                            PAGE

PART I:  FINANCIAL INFORMATION

    Item 1.     Financial Statements

           Consolidated Balance Sheets ...................   3-4

           Consolidated Statements of Operations .........     5

           Consolidated Statements of Cash Flows .........   6-7

           Notes to Consolidated Financial
             Statements .....................................  8

    Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations ................................... 16

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ................ 18

SIGNATURES .................................................. 19

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



                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS


                                              September 30,          June 30,
                                                   1999                1999
                                                -----------         -----------
Current Assets
   Cash and equivalents                        $  1,171,260        $  4,670,476
   Marketable securities                          3,009,574           4,014,418
   Trade and other receivables                      307,695             570,212
   Royalties receivable in gold                   1,757,561              64,218
   Inventory                                              0              92,440
   Prepaid expenses and other                        43,440              34,946
                                                -----------         -----------
     Total current assets                         6,289,530           9,446,710

Property and equipment, at cost
   Mineral properties                            11,149,605           3,044,135
   Furniture, equipment and improvements            713,108             711,558
                                                -----------         -----------
                                                 11,862,713           3,755,693

Less accumulated depreciation,
   depletion and amortization                    (1,657,592)         (1,445,358)
                                                -----------         -----------
     Net property and equipment                  10,205,121           2,310,335


   Other assets                                      47,767              57,767
                                                -----------         -----------

                                               $ 16,542,418        $ 11,814,812
                                                ===========         ===========




            The accompanying notes are an integral part of
               these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,           June 30,
                                                  1999                 1999
                                              -----------           -----------

Current Liabilities
   Accounts payable                          $    475,820          $    631,565
   Taxes payable                                   17,455                     0
   Current Note Payable                         2,000,000                     0
   Accrued compensation                           380,000               190,000
   Post retirement benefits                        26,400                26,400
   Other                                           29,946                16,496
                                              -----------           -----------
Total current liabilities                       2,929,621               864,461


Post retirement benefit liabilities                74,497                81,098
Commitments and contingencies (Note 6)

Stockholders' equity
     Common stock, $.01 par value,
     authorized 40,000,000 shares;
     issued 17,803,822 and 17,321,322
     shares, respectively                         178,038               173,213

     Additional paid-in capital                55,836,076            54,027,150
     Accumulated deficit                      (41,293,584)          (42,148,880)
                                              -----------           -----------
                                               14,720,530            12,051,483

Less treasury stock, at cost
   (238,726 shares)                            (1,182,230)           (1,182,230)
                                              -----------           -----------
Total stockholders' equity                     13,538,300            10,869,253
                                              -----------           -----------

                                            $  16,542,418          $ 11,814,812
                                              ===========           ===========



           The accompanying notes are an integral part of these consolidated financial statements.


                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                For the three months ended
                                                         September  30,
                                             ----------------------------------
                                                   1999                 1998
                                              -----------           -----------

Royalty revenues                             $  1,792,561           $   383,106
Gain on gold inventory                            230,321                     0
Consulting revenues                                 2,000                 3,000

Costs and expenses
    Costs of operations                           153,453                60,741
    General and administrative                    378,977               371,997
    Exploration                                   460,745               902,467
    Lease maintenance and holding costs            20,412               311,975
    Depreciation and depletion                    212,234               165,640
                                              -----------           -----------
        Total costs and expenses                1,225,821             1,812,820
                                              -----------           -----------

           Operating earnings (loss)              799,061            (1,426,714)

Interest income                                    86,087               158,887
Interest expense                                   13,750                     0
Gain on marketable securities                       1,353                     0
                                              -----------           -----------
Pretax earnings (loss)                            872,751            (1,267,827)

Income tax expense                                 17,455                     0
                                              -----------           -----------
     Net earnings (loss)                     $    855,296          $ (1,267,827)
                                              ===========           ===========

Basic earnings (loss)                        $       0.05          $      (0.07)

Basic weighted average
  shares outstanding                           17,222,922            16,923,610

Diluted earnings (loss)                      $       0.05          $      (0.07)

Diluted weighted average
  shares outstanding                           17,532,246            16,923,610


           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                   For the three months ended
                                                         September 30,
                                                 -------------------------------
                                                     1999               1998
                                                 -----------         -----------
Cash flows from operating activities
   Net earnings (loss)                         $    855,296        $ (1,267,827)
                                                 -----------         -----------
Adjustments to reconcile net earnings
(loss) to net cash used in
operating activities:
   Depreciation and depletion                       212,234             165,640
   Unrealized gain
 on marketable securities                            (1,353)                  0
   Unrealized gain on
 gold inventory                                    (230,321)                  0
  (Increase) decrease in:
   Trade and other receivables                      262,517             216,900
   Marketable securities                              4,844               3,435
   Royalties receivable in gold                  (1,463,022)             47,514
   Inventory                                         92,440             (83,194)
   Prepaid expenses and other                        (7,141)              1,998
  Increase (decrease) in:
   Accounts payable and accrued liabilities          65,160             282,803
   Post retirement liabilities                       (6,601)             (6,600)
                                                -----------         -----------
Total Adjustments                                (1,071,243)            628,496
                                                -----------         -----------
Net cash used in operating
   activities                                      (215,947)           (639,331)
                                                -----------         -----------

Cash flows from investing activities
  Maturity of marketable
    securities                                    1,000,000                   0
  Capital expenditures for
    property and equipment                       (8,107,020)            (93,543)
  (Increase) decrease in other assets                10,000             (10,200)
                                                -----------         -----------
Net cash used in investing
   activities                                    (7,097,020)           (103,743)
                                                -----------         -----------

          The accompanying notes are an integral part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)



                                                  For the three months ended
                                                        September 30,
                                                -------------------------------
                                                   1999                1998
                                                -----------         -----------
Cash flows from financing activities

Proceeds from issuance of common stock         $  1,813,751       $      12,438
Proceeds from issuance of debt                    2,000,000                   0
Purchases of common stock                                 0             (99,675)
                                                -----------         -----------
Net cash provided by (used in) financing
   activities                                     3,813,751             (87,237)
                                                -----------         -----------

Net decrease in cash and
   equivalents                                   (3,499,216)           (830,311)
                                                -----------         -----------
Cash and equivalents at beginning
   of period                                      4,670,476           8,462,083
                                                -----------         -----------
Cash and equivalents at end of period         $   1,171,260      $    7,631,772
                                                ===========         ===========





           The accompanying notes are an integral part of these consolidated financial statements

                          ROYAL GOLD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1999.

1.    PROPERTY AND EQUIPMENT
      Property and equipment consists of the following components at September 30, 1999, and June 30, 1999:

                                   September 30,         June 30,
                                       1999                1999
                                    ----------          ----------

     Mineral Properties:
     Pipeline GSR #1               $      -            $      -
     Pipeline GSR #2                      -                   -
     Pipeline GSR #3                 7,998,818                -
     Bald Mountain Royalty           1,858,023           1,956,825
     Inyo Gold Project                    -                   -
        Other                          300,823             300,823
                                    ----------          ----------
                                    10,157,664           2,257,648

     Office furniture, equipment
     and improvements                   47,457              52,687
                                    ----------          ----------
   Net property and equipment     $ 10,205,121        $  2,310,335
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

    A. PIPELINE MINING COMPLEX ROYALTIES

      The Company converted its 20% net profits interest at South
      Pipeline into several gross smelter return royalties extending over the mining complex that includes the Pipeline and South Pipeline deposits. Pipeline is owned by the Cortez Joint Venture, a joint venture of Placer Cortez Inc.
      and Kennecott Explorations (Australia) Ltd.

      The royalty interests that Royal Gold holds include:

      A) A sliding scale gross smelter returns ("GSR") royalty for all gold produced from the "Reserve Claims" (52 claims that encompass all of the presently known reserves (as of July 1, 1999) making up the Pipeline and South Pipeline deposits). The GSR on the Reserve Claims, known as GSR #1, is tied to the gold price, with a floor of 0.40% GSR below $210 per ounce gold, and is capped at a 5% GSR for a $470 per ounce or higher gold price. At a $290 gold price, the GSR on the Reserve Claims is 2.25%.

      B) A sliding scale GSR for all gold produced from the certain GAS Claims (296 claims immediately south and east of the Reserve Claims). This royalty, known as GSR #2, is tied to the gold price, with a floor of 0.72% GSR below $210 per ounce gold, and is capped at a 9% GSR for a $470 per ounce or higher gold price. At a gold price of $290, the GSR on the GAS Claims is 4.05%.

      C) A 10% GSR on all gold and silver produced from any of the GAS Claims from January 1, 1999, until the commencement of commercial production from the South Pipeline deposit.

      D)  A 7% GSR on all silver produced from any of the Reserve
      Claims or GAS Claims, commencing July 1, 1999.

      During the quarter ended September 30, 1999, the Company purchased, for approximately $8 million, 47.5 percent of a group of overriding royalty interests on mineral production from some 6,000 acres of contiguous lands in Lander County, Nevada that, in the aggregate, covers the Pipeline gold mine and the South Pipeline gold deposit. The overriding royalty interests purchased by the Company and identified as GSR #3 may be summarized as follows: (i) 0.475% of the gross value of all mineral production from lands encompassed by 50 designated and unpatented mining claims situated in Lander County, until a total of 3.7 million troy ounces of gold has been produced from such lands, and, thereafter, 0.7125% of the gross value of any subsequent mineral production from such lands; and (ii) 0.7125% of the gross value of all mineral production from any lands encompassed by the 348 claims identified in GSR #1 and GSR #2.

    B. BALD MOUNTAIN

      Effective January 1, 1998, Royal Gold acquired a 1.75% net smelter return royalty that burdens approximately 81% of the current reserves at the Bald Mountain Mine, White Pine County, Nevada. Bald Mountain is owned and operated by Placer Dome U.S. Inc.

    C. INYO GOLD PROJECT

      The Inyo Gold Project consists of 159 unpatented mining claims and 27 mill sites located 45 miles north of Bishop, in Mono County, California. The Company has been involved with this property since 1989, when it entered into a joint venture with Standard Industrial Minerals, Inc. ("Standard"). Standard owns 105 of the unpatented mining claims that comprise the Inyo Gold project, and operates a kaolin mine that is adjacent to the property. The Company located the additional 54 unpatented mining claims and 27 mill sites.

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


2.    INCOME TAXES

      At June 30, 1999, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $24.7 million. If not used, the net operating loss carryforwards will expire during the years 2001 through 2017. The Company is not recognizing any benefit from its current losses, due to the uncertainty as to their ultimate realization.


3.    ROYALTIES RECEIVABLE IN GOLD

      At September 30, 1999, 5,846 ounces of gold, related to the September 30 quarterly production from GSR #1 at the Pipeline Mining Complex, were recorded as a receivable. This gold was received on October 27, 1999. Royal Gold has exposure for any changes in the gold price on this receivable between the end of the quarter and the time of receipt.


4.    INVENTORY

      Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is stored by the Company's refiner in Utah. The inventory is carried at market value at the end of the period with unrealized gains or losses included in the results of operations for the period. During the quarter ended September 30, 1999, all gold inventory was sold and at September 30, 1999, the Company held no gold bullion in inventory.

5.    EARNINGS PER SHARE COMPUTATION

                                           For the three months ended 9/30/99
                                         Income          Shares       Per-Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------     -----------     -------
    BASIC EPS
    Earnings to
      common stockholders             $    855,296      17,222,922      $ 0.05

  Effect of
   dilutive securities
               Options                        -            309,324         -
                                       -----------     -----------     -------

    DILUTED EPS                      $     855,296      17,532,246    $   0.05
                                       ===========     ===========     =======

      On September 30, 1999, options to purchase 693,498 shares of common stock, at an average price of $6.35 per share, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

      At September 30, 1998, options to purchase 587,520 shares of common stock, at an average price of $0.34 per share, were not included in the computation of diluted EPS because the Company experienced a net loss in the quarter and these options are anti-dilutive. Options to purchase 703,498 shares of common stock, at an average price of $6.39 per share, were outstanding at September 30, 1998, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares

6.    CONTINGENCIES AND COMMITMENTS

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

7.    GENERAL
      The unaudited financial statements as of September 30, 1999 and for the three months ended September 30, 1999 and 1998 reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 1999.


                        ROYAL GOLD, INC.
          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Royal Gold is engaged in the acquisition of gold royalties and in the exploration and development of gold properties.

The Company's primary business strategy is to acquire royalties and other carried ownership interests in gold mining properties through the direct acquisition of such interests and through exploration and development activity (and subsequent transfer of the operating interest in the subject properties to other firms). Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had a working capital surplus of $3,360,000. Current assets were $6,290,000, compared to current liabilities of $2,930,000, for a current ratio of 2 to 1. This compares to current assets of $9,447,000, and current liabilities of $865,000, at June 30, 1999, resulting in a current ratio of 11 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, and the issuance of common stock. During the first three months of fiscal 2000, the Company earned $1,662,000 from its royalty interest at the Pipeline Mining Complex, and $130,000 from its royalty interest at Bald Mountain. The Company also earned $86,000 in interest income on its cash and marketable securities portfolio during the three month period. This marketable securities portfolio is invested in U.S. treasury notes with maturities of eight months or less. These marketable securities have a market value of $3,002,190 and an adjusted cost basis of $3,009,574.

During the quarter, the Company issued 452,500 shares of common stock under its shelf registration statement which generated proceeds of $1,810,000 and received $3,750 from the exercise of 30,000 stock options.

The Company entered into a $2,000,000 demand loan agreement with Republic National Bank. This loan is collateralized by $2,000,000 in U.S. Treasury obligations that are held by Republic National Bank.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. The Company's royalty on the Pipeline deposit is expected to yield approximately $7.1 million to the Company in fiscal year 2000 at a $300 gold price. The Company anticipates receiving $350,000 to $450,000 per year in revenues from its interest at Bald Mountain, assuming a constant gold price of $300 per ounce.

The Company anticipates total general and administrative expenses for fiscal 2000 to be approximately $1,700,000, of which $379,000 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $1,900,000, of which $481,157 has been spent. On a prospective basis these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

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

The Company has contacted all affected vendors and manufacturers to
determine whether any updates or replacements are required.   The
Company has received confirmations from many of the vendors and has updated some of the systems affected. The Company has a plan in place to update the rest of the systems by the end of November 1999. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement of all computers and software would total approximately $75,000. Many components have been certified as Year 2000 compliant. Those companies that provide banking, insurance and other administrative services have also been contacted for Year 2000 compliance. The Company is also monitoring the progress of Year 2000 compliance by Cortez and by PDUS, the operators of the two producing mines from which the Company derives its royalties. However, the Company cannot be assured that all of its suppliers, service providers and the operators of the properties where the Company holds its royalty interests will be compliant.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 1999, COMPARED TO THE QUARTER
ENDED SEPTEMBER 30, 1998

For the quarter ended September 30, 1999, the Company reported a net earnings of $855,296 or $0.05 per basis share, as compared to net loss of $1,267,827, or $0.07 per basic share, for the quarter ended
September 30, 1998.

Royalty revenues for the current quarter increased to $1,792,561, compared to $383,106 for the quarter ended September 30, 1998. The increase in royalty income is primarily attributable to royalty revenues from its interests in the Pipeline Mining Complex. In the prior year the Company's royalty revenues were prior to the royalty exchange and obtained from a 20% NPI interest at the Crescent Pit.

The gain of $230,321 on gold inventory in the current quarter relates to a substantial increase in the gold price during the end of the current quarter.

Costs of operations increased to $153,453 for the quarter ended
September 30, 1999, compared to $60,741 for the quarter ended
September 30, 1998, primarily because of the increase in expenditures related to Nevada net proceeds tax owing on the higher royalty revenues.

General and administrative costs of $378,977 for the current quarter were comparable with $371,997 for the quarter ended September 30, 1998.

Exploration expenditures of $460,745 for the quarter ended September 30, 1999, decreased from $902,467 for the quarter ended September 30, 1998, primarily because the Company ceased activity at one project in Nevada that was dropped.

Lease maintenance and holding costs decreased from $311,975 for the quarter ended September 30, 1998, to $20,412 for the quarter ended September 30, 1999, primarily due to the cessation of claims fees on one property in Nevada.

Depreciation, depletion, and amortization costs increased from $165,640 to $212,234 for the quarter ended September 30, 1999, primarily due to one month of depletion relating to the Company's newly acquired royalty interest at the Pipeline mine partially offset by a lower depletion rate related to the Company's royalty interest at Bald Mountain.

Interest income decreased from $158,887 for the quarter ended
September 30, 1998, to $86,087 for the quarter September 30, 1999, primarily due to decreased funds available for investing.

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 1999.

                   PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits
       None

(b)  Reports on Form 8-K
       Item 5, Other Events filed on September 2, 1999.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROYAL GOLD, INC.
                                (Registrant)


Date: November 12, 1999    By:  /s/ Stanley Dempsey
                                -------------------
                                Stanley Dempsey
                                Chairman of the Board and
                                Chief Executive Officer




Date: November 12, 1999    By:  /s/ John Skadow
                                ---------------
                                John Skadow
                                Controller


