Form 10-Q
period 1999-12-31
ROYAL GOLD INC /DE/
filed 2000-02-14
CIK 85535

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


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

             YES  X                              NO
                 ---                                ---

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS OF                  OUTSTANDING AT
             COMMON STOCK              FEBRUARY 1, 2000
             ------------              ----------------
            $.01 PAR VALUE             17,593,643 SHARES



                           ROYAL GOLD, INC.

                                INDEX


PART I:  FINANCIAL INFORMATION                              PAGE

    Item 1.     Financial Statements

           Consolidated Balance Sheets ...................  3-4

           Consolidated Statements of Operations .........  5-6

           Consolidated Statements of Cash Flows .........  7-8

           Notes to Consolidated Financial
             Statements ....................................  9

    Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations .................................. 15

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ............... 20

SIGNATURES ................................................. 21


Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding future revenues from our principal royalties, planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially include, among others, variations in production results at the Pipeline Mining Complex, decisions and activities of various mine operators, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.



                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS


                                             December 31,             June 30,
                                                  1999                  1999
                                               ----------            ----------
Current Assets
    Cash and equivalents                      $ 3,157,908           $ 4,670,476
    Marketable securities                       2,005,256             4,014,418
    Trade and other receivables                   550,428               570,212
    Royalties receivable in gold                2,418,019                64,218
    Inventory                                       8,292                92,440
    Prepaid expenses and other                     34,310                34,946
                                               ----------            ----------
      Total current assets                      8,174,213             9,446,710
                                               ----------            ----------
Property and equipment, at cost
    Mineral properties                         11,149,605             3,044,135
    Furniture, equipment and improvements         721,402               711,558
                                               ----------            ----------
                                               11,871,007             3,755,693
                                               ----------            ----------
Less accumulated depreciation,
    depletion and amortization                 (2,060,843)           (1,445,358)
                                               ----------            ----------
      Net property and equipment                9,810,164             2,310,335
                                               ----------            ----------

    Other assets                                   35,767                57,767
                                               ----------            ----------
                                              $18,020,144           $11,814,812
                                               ==========            ==========






            The accompanying notes are an integral part of
               these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                           December 31,               June 30,
                                                1999                    1999
                                             ----------              ----------
Current Liabilities
    Accounts payable                        $   584,722             $   631,565
    Taxes payable                                37,820                       0
    Current note payable (Note 5)             2,000,000                       0
    Accrued compensation                        556,315                 190,000
    Post retirement benefits                     26,400                  26,400
    Other                                        74,292                  16,496
                                             ----------              ----------
Total current liabilities                     3,279,549                 864,461
                                             ----------              ----------

Post retirement benefit liabilities              67,898                  81,098
Commitments and contingencies (Note 8)

Stockholders' equity (Note 6)
      Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued 17,803,822 and 17,321,322
      shares, respectively                      178,038                 173,213

      Additional paid-in capital             55,833,975              54,027,150
      Accumulated deficit                   (40,295,686)            (42,148,880)
                                             ----------              ----------
                                             15,716,327              12,051,483

Less treasury stock, at cost (Note 6)
    (210,726 and 238,726 shares,
       respectively)                         (1,043,630)             (1,182,230)
                                             ----------              ----------
Total stockholders' equity                   14,672,697              10,869,253
                                             ----------              ----------

                                            $18,020,144             $11,814,812
                                             ==========              ==========



           The accompanying notes are an integral part of these consolidated financial statements.


                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                For the six months ended
                                                       December 31,
                                           -----------------------------------
                                              1999                    1998
                                           -----------             -----------

Royalty revenues                           $ 4,845,367             $   634,951
Gain (loss) on gold inventory                  185,263                    (580)
Consulting revenues                              6,000                   9,575

Costs and expenses
    Costs of operations                        372,882                 141,235
    Direct costs of consulting                     347                   1,625
    General and administrative               1,029,600                 816,621
    Exploration                              1,029,262               1,545,550
    Lease maintenance and holding costs        187,186                 327,333
    Depreciation and depletion                 615,486                 298,054
                                           -----------             -----------
                 Total costs and expenses    3,234,763               3,130,418
                                           -----------             -----------
       Operating earnings (loss)             1,801,867              (2,486,472)

Interest income                                150,842                 406,985
Interest expense                                56,250                       0
Loss on marketable securities                   (5,445)                (17,411)
                                           -----------             -----------
Pretax earnings (loss)                       1,891,014              (2,096,898)

Income tax expense                              37,820                       0
                                           -----------             -----------
   Net earnings (loss)                     $ 1,853,194             $(2,096,898)
                                           ===========             ===========

   Basic earnings (loss)                   $      0.11             $     (0.12)

   Basic weighted average
      shares outstanding                    17,400,857              16,946,341

   Diluted earnings (loss)                 $      0.10             $     (0.12)

   Diluted weighted average
      shares outstanding                    17,688,402              16,946,341



           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                               For the three months ended
                                                      December 31,
                                           -----------------------------------
                                               1999                    1998
                                           -----------             -----------
Royalty revenues                           $ 3,052,805             $   251,846
Loss on gold inventory                         (45,058)                   (580)
Consulting revenues                              4,000                   6,575

Costs and expenses
    Costs of operations                        219,430                  80,494
    Direct costs of consulting                     347                   1,625
    General and administrative                 650,624                 444,624
    Exploration                                568,517                 643,083
    Lease maintenance and holding costs        166,774                  15,358
    Depreciation and depletion                 403,251                 132,414
                                           -----------             -----------
                 Total costs and expenses    2,008,943               1,317,598
                                           -----------             -----------
       Operating earnings (loss)             1,002,804              (1,059,757)

Interest income                                 64,755                 248,099
Interest expense                                42,500                       0
Loss on marketable securities                   (6,797)                (17,411)
                                           -----------             -----------
Pretax earnings (loss)                       1,018,262                (829,069)
Income tax expense                              20,365                       0
                                           -----------             -----------
   Net earnings (loss)                     $   997,897             $  (829,069)
                                           ===========             ===========

   Basic earnings (loss)                   $      0.06             $     (0.05)

   Basic weighted average
      shares outstanding                    17,578,792              16,969,072

   Diluted earnings (loss)                 $      0.06             $     (0.05)

   Diluted weighted average
      shares outstanding                    17,866,337              16,969,072



           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                  For the six months ended
                                                         December 31,
                                              ---------------------------------
                                                  1999                  1998
                                              -----------           -----------
Cash flows from operating activities
    Net earnings (loss)                       $ 1,853,194           $(2,096,898)
                                              -----------           -----------
Adjustments to reconcile net earnings
(loss) to net cash used in
operating activities:
    Depreciation and depletion                    615,486               298,054
    Unrealized loss
  on marketable securities                          5,445                17,411
 Unrealized gain on
  gold inventory                                        0                   580
     Non-cash stock issuance                      136,500                     0
  (Increase) decrease for compensation in:
    Trade and other receivables                    19,784               212,691
    Marketable securities                           3,717                     0
    Royalties receivable in gold               (2,353,801)              (14,263)
    Inventory                                      84,148                 7,432
    Prepaid expenses and other                        636                12,940
  Increase (decrease) in:
    Accounts payable and accrued liabilities      415,088                58,351
    Post retirement liabilities                   (13,200)              (13,200)
                                              -----------           -----------
Total Adjustments                              (1,086,197)              579,996
                                              -----------           -----------
Net cash provided by(used in)
    operating activities                          766,997            (1,516,902)
                                              -----------           -----------
Cash flows from investing activities
      Purchase of marketable securities                 0               (22,343)
      Proceeds from marketable securities       2,000,000                     0
   Capital expenditures for
     property and equipment                    (8,115,315)             (230,281)
      (Increase) decrease in other assets          22,000                  (200)
                                              -----------           -----------
Net cash used in investing
    activities                                 (6,093,315)             (252,824)
                                              -----------           -----------

           The accompanying notes are an integral part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)


                                                   For the six months ended
                                                         December 31,
                                              ---------------------------------
                                                  1999                  1998
                                              -----------           -----------
Cash flows from financing activities
Proceeds from issuance of common stock        $ 1,813,750           $    30,500
Proceeds from issuance of debt                  2,000,000                     0
Purchases of common stock                               0              (273,587)
                                              -----------           -----------
Net cash provided by (used in) financing
    activities                                  3,813,750              (243,087)
                                              -----------           -----------

Net decrease in cash and
    equivalents                                (1,512,568)           (2,012,813)
                                              -----------           -----------
Cash and equivalents at beginning
    of period                                   4,670,476             8,462,083
                                              -----------           -----------
Cash and equivalents at end of period         $ 3,157,908           $ 6,449,270
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

1. PROPERTY AND EQUIPMENT

The net carrying value of the Company's property and equipment consists of the following components at December 31, 1999, and June 30, 1999:

                                  December 31,          June 30,
                                      1999               1999
                                  ------------       ------------
   Mineral Properties:
     Pipeline GSR #1              $      -           $       -
     Pipeline GSR #2                     -                   -
     Pipeline GSR #3                 7,672,858               -
     Bald Mountain Royalty           1,787,701          1,956,825
        Other                          300,823            300,823
                                  ------------       ------------
                                     9,761,382          2,257,648

   Office furniture, equipment
     and improvements                   48,782             52,687
                                  ------------       ------------
   Net property and equipment     $  9,810,164       $  2,310,335
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

    A. PIPELINE MINING COMPLEX ROYALTIES

       The Company converted its 20% net profits interest at South Pipeline into several gross smelter return royalties extending over the mining complex that includes the Pipeline and South Pipeline deposits. The Pipeline Mining Complex is owned by the

       Cortez Joint Venture, a joint venture of Placer Cortez Inc. and Kennecott Explorations (Australia) Ltd.

       The royalty interests that Royal Gold holds include:

       A) A sliding scale gross smelter returns ("GSR") royalty for all gold produced from the "Reserve Claims" (52 claims that encompass all of the presently known reserves (as of July 1, 1999) making up the Pipeline and South Pipeline deposits). The GSR on the Reserve Claims, known as GSR #1, is tied to the gold price, with a floor of 0.40% GSR below $210 per ounce gold, and is capped at a 5% GSR for a $470 per ounce or higher gold price. At a $300 gold price, the GSR on the Reserve Claims is 2.25%.

       B) A sliding scale GSR for all gold produced from certain GAS Claims (296 claims immediately south and east of the Reserve Claims). This royalty, known as GSR #2, is tied to the gold price, with a floor of 0.72% GSR below $210 per ounce gold, and is capped at a 9% GSR for a $470 per ounce or higher gold price. At a gold price of $300, the GSR on the GAS Claims is 4.05%.

       C) A 10% GSR on all gold and silver produced from any of the GAS Claims from January 1, 1999, until the commencement of commercial production from the South Pipeline deposit.

       D) A 7% GSR on all silver produced from any of the Reserve Claims or GAS Claims, commencing July 1, 1999.

       Effective September 1, 1999, the Company acquired, for approximately $8 million, 47.5 percent of a group of overriding royalty interests on mineral production from some 6,000 acres of contiguous lands in Lander County, Nevada that, in the aggregate, covers the Pipeline gold mine and the South Pipeline gold deposit. The overriding royalty interests purchased by the Company and identified as GSR #3 may be summarized as follows:
       (i) 0.475% of the gross value of all mineral production from lands encompassed by 50 designated and unpatented mining claims situated in Lander County, until a total of 3.7 million troy ounces of gold has been produced from such lands (2.6 million ounces have been produced as of December 31, 1999), and, thereafter, 0.7125% of the gross value of any subsequent mineral production from such lands; and (ii) 0.7125% of the gross value of all mineral production from any lands encompassed by the 348 claims identified in GSR #1 and GSR #2.

    B. BALD MOUNTAIN

       Effective January 1, 1998, Royal Gold acquired a 1.75% net smelter return royalty that burdens approximately 81% of the current reserves at the Bald Mountain Mine, White Pine County, Nevada. Bald Mountain is owned and operated by Placer Dome U.S. Inc.


2. INCOME TAXES

At June 30, 1999, the Company had an estimated net operating loss carryforward for federal income tax purposes of approximately $24.7 million. If not used, the net operating loss carryforwards will expire during the years 2001 through 2017. The Company's ability to generate future taxable income to realize the benefit of its tax assets will depend primarily on the spot price of gold. Due to net losses as a result of depressed gold prices, a full valuation allowance of $11,528,157 was established for the net deferred tax assets at June 30, 1999. The continued volatility of the gold price makes it uncertain as to the ultimate realization of these net deferred tax assets. However, the benefits of prior losses, which are limited to fiscal year 2000 earnings, are being recognized in fiscal year 2000 through an adjustment of the valuation allowance.


3. ROYALTIES RECEIVABLE IN GOLD

At December 31, 1999, 8,331 ounces of gold, related to the December 31 quarterly production from GSR #1 at the Pipeline Mining Complex, were recorded as a receivable. This gold was received on January 27, 2000.


4. INVENTORY

Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts. This gold is stored by the Company's refiner in Utah. The inventory is carried at market value at the end of the period with unrealized gains or losses included in the results of operations for the period. During the quarter ended December 31, 1999, all gold inventory was sold and at December 31, 1999, the Company held no gold bullion in inventory. Inventory at December 31,1999, consisted of gold coins held for sale.


5. CURRENT NOTE PAYABLE

The Company has a $2,000,000 demand loan with HSBC (formerly Republic National Bank). This loan is collateralized by $2,000,000 in U.S. Treasury obligations that are held by HSBC and carries interest calculated at the prime rate.


6. SHAREHOLDERS' EQUITY

The Company issued 452,500 shares of common stock under its shelf registration statement which generated proceeds of $1,810,000 and received $3,750 from the exercise of 30,000 stock options. The Company also granted 28,000 shares of treasury stock to non-employee directors. This issuance was recorded at a market price of $4.875, the stock price on the date of the grant.


7. EARNINGS PER SHARE COMPUTATION

                                  For the three months ended 12/31/99
                                     Income       Shares     Per-Share
                                  (Numerator) (Denominator)   Amount
                                  -----------  ------------  ---------
      BASIC EPS
      Earnings to
        common stockholders       $   997,897    17,578,792  $    0.06

      Effect of
        dilutive securities

        Options                          -          287,545        -
                                  -----------  ------------  ---------
        DILUTED EPS               $   997,897    17,866,337  $    0.06
                                  ===========  ============  =========

                                  For the six months ended 12/31/99
                                     Income       Shares     Per-Share
                                  (Numerator) (Denominator)   Amount
                                  -----------  ------------  ---------
        BASIC EPS
        Earnings to
          common stockholders     $ 1,853,194   17,400,857    $   0.11

        Effect of
          dilutive securities

          Options                        -          287,545        -
                                  -----------  ------------  ---------

        DILUTED EPS               $ 1,853,194    17,688,402  $    0.10
                                  ===========  ============  =========

At December 31, 1999, options to purchase 1,005,532 shares of common stock, at an average price of $5.66 per share, were not included in the computation of diluted EPS because the exercise price of these options was greater than the market price of the common shares at December 31, 1999. At December 31, 1998, options to purchase 555,020 shares of common stock, at an average price of $0.13 per share, were not included in the computation of diluted EPS because the Company experienced a net loss in the quarter and the six month period and these options are anti-dilutive. Options to purchase 850,498 shares of common stock, at an average price of $6.06 per share, were outstanding at December 31, 1998, but were not included in the computation of diluted EPS for the quarter and six month period because the exercise price of these options was greater than the market price of the common shares at December 31, 1999.


8. CONTINGENCIES AND COMMITMENTS

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

9. GENERAL

The unaudited financial statements as of December 31, 1999, and for the three and six months ended December 31, 1999 and 1998 reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

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

                          ROYAL GOLD, INC.
           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Royal Gold is engaged in the acquisition of gold and other precious metal royalties and in the exploration and development of gold and other precious metal properties.

The Company's primary business strategy is to acquire royalties and other carried ownership interests in gold and other precious metal mining properties through the direct acquisition of such interests, financing properties in production or near production and through exploration and development activity (and subsequent transfer of the operating interest in the subject properties to other firms). Substantially all of the Company's revenues are and can be expected to be derived from royalty interests rather than from mining operations conducted by the Company.

The Company has continued to explore its properties and anticipates continued exploration activities for the remainder of the fiscal year. The Company's long-term viability is ultimately dependent upon the acquisition of royalties and the successful exploration and subsequent development and operation by others of the Company's mineral interests. It can be anticipated, because of the nature of the business, that exploration on many of these properties will prove unsuccessful and that the Company will terminate its interest in such properties. As significant results are generated, at any such property, the Company will re-evaluate the property and may substantially increase or decrease the level of expenditures on that particular property. The profitability and reserves of the Company are affected by the prevailing gold price.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had a working capital surplus of $4,894,664. Current assets were $8,174,213, compared to current liabilities of $3,279,549, for a current ratio of 2.5 to 1. This compares to current assets of $9,446,710, and current liabilities of $864,641, at June 30, 1999, resulting in a current ratio of 11 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, and the issuance of common stock. During the first six months of fiscal 2000, the Company earned $4,610,000 from its royalty interest at the Pipeline Mining Complex, and $235,000 from its royalty interest at Bald Mountain. The Company also earned $150,842 in interest income on its cash and marketable securities portfolio during the six month period. This marketable securities portfolio is invested in U.S. treasury notes with maturities of five months or less. These marketable securities have a market value of $2,003,438 and an adjusted cost basis of $2,005,255.

During the six month period, the Company issued 452,500 shares of common stock under its shelf registration statement which generated proceeds of $1,810,000 and received $3,750 from the exercise of 30,000 stock options.

The Company entered into a $2,000,000 demand loan agreement with HSBC (formerly Republic National Bank). This loan is collateralized by $2,000,000 in U.S. Treasury obligations that are held by HSBC.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future, based on production estimates from Cortez. The Company's royalties are expected to yield approximately $8.5 million (revised from $7.1 million) to the Company in fiscal year 2000 at a $300 gold price. The Company is unhedged. The Company anticipates receiving $350,000 to $450,000 per year in revenues, based on production estimates from the operator, from its interest at Bald Mountain, assuming a constant gold price of $300 per ounce.

The Company anticipates total general and administrative expenses for fiscal 2000 to be approximately $1,700,000, of which $1,030,000 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $1,900,000, of which $1,216,000 has been spent. On a prospective basis, these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

SUBSEQUENT EVENT

On December 23, 1999, Royal Gold announced that it had agreed to acquire, via a private placement, three million units of Yamana Resources Inc. for Cdn $1.8 million or U.S. $1.3 million based on the exchange rates at closing on February 1, 2000. Each Unit consists of one common share of Yamana and one-half of a warrant, with each full warrant entitling Royal Gold to purchase another common share of Yamana within a three-year period at Cdn $0.50 per share. Yamana common stock is traded on Toronto Stock Exchange and the securities purchased by the company will be restricted from public sale for ninety days.

Royal Gold also purchased, for U.S. $150,000, a 2% net smelter returns royalty on all mineral production from any of Yamana's properties, including the high-grade silver property known as the Martha mine, at the Bacon prospect, and the high-grade gold property known as Coyote, at the Martinetas prospect. The private placement and royalty purchase transaction was closed on February 1, 2000.

Yamana's mineral holdings in the Santa Cruz Province of Argentina encompass about 365,000 acres (148,000 hectares). The most advanced of these properties is the Martha mine, where permitting is now underway for a direct shipping ore ("DSO") mining operation that is expected to be the first phase of a four-phase mining program at Bacon. In a DSO project, high-grade ore is shipped directly to a smelter, and no on-site processing is required.

Yamana has advised Royal Gold that it expects the Martha mine to be in production by the first quarter of 2001, and that the DSO ore shoots at Bacon are expected to produce about four million ounces of silver equivalent within the first year of operations.

Royal Gold now holds approximately 7% of the issued and outstanding shares of Yamana. Royal Gold's exercise of the warrants would increase its stake in Yamana. All of the Yamana shares, and any shares acquired upon the exercise of the warrants, will be subject to certain restrictions upon any proposed resale.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED DECEMBER 31, 1999, COMPARED TO THE QUARTER ENDED DECEMBER 31, 1998

For the quarter ended December 31, 1999, the Company reported net earnings of $997,897 or $0.06 per basic share, as compared to a net loss of $829,069, or $0.05 per basic share, for the quarter ended December 31, 1998.

Royalty revenues for the current quarter increased to $3,052,805, compared to $251,846 for the quarter ended December 31, 1998. The increase in royalty income is primarily attributable to royalty revenues from the company's interests in the Pipeline Mining Complex, that were not in effect in the prior year period. In the prior year the Company's royalty revenues derived from a 20% NPI interest at the Crescent Pit.

The loss of $45,058 on gold inventory in the current quarter relates to a decrease in the gold price during the current quarter.

Costs of operations increased to $219,430 for the quarter ended December 31, 1999, compared to $80,494 for the quarter ended December 31, 1998, primarily because of the increase in expenditures related to Nevada net proceeds tax owing on the higher royalty revenues.

General and administrative costs of $650,624 for the current quarter increased from $444,624 for the quarter ended December 31, 1998, primarily because of non-recurring severance costs and a non-recurring stock grant to non-employee directors.

Exploration expenditures of $568,517 for the quarter ended December 31, 1999, decreased from $643,083 for the quarter ended December 31, 1998, primarily because the Company ceased activity at one project in Nevada that was dropped, offset by increased activity at one other project in Nevada.

Lease maintenance and holding costs increased from $15,538 for the quarter ended December 31, 1998, to $166,744 for the quarter ended December 31, 1999, primarily due to the holding costs on one property in Nevada.

Depreciation, depletion, and amortization costs increased from $132,414 to $403,251 for the quarter ended December 31, 1999, primarily due to three months of depletion relating to the Company's newly acquired royalty interest at the Pipeline Mining Complex.

Interest income decreased from $248,099 for the quarter ended December 31, 1998, to $64,755 for the quarter December 31, 1999, primarily due to decreased funds available for investing.


FOR THE SIX MONTHS ENDED DECEMBER 31, 1999, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

For the six months ended December 31, 1999, the Company reported net earnings of $1,853,194, or $0.11 per basis share, as compared to a net loss of $2,096,898, or $0.12 per basic share, for the six months ended December 31, 1998.

Royalty revenues for the six month period increased to $4,845,367, compared to $634,951 for the six months ended December 31, 1998. The increase in royalty income is primarily attributable to royalty revenues from its interests in the Pipeline Mining Complex, that were not in effect in the prior period. In the prior year the Company's royalty revenues were derived from a 20% NPI interest at the Crescent Pit.

The gain of $185,263 on gold inventory in the current six month period relates to a substantial increase in the gold price during the first quarter of the fiscal year.

Costs of operations increased to $372,882 for the six months ended December 31, 1999, compared to $141,235 for the six months ended December 31, 1998, primarily because of the increase in expenditures related to the Nevada net proceeds tax owing on the higher royalty revenues.

General and administrative costs of $1,029,600 for the six months ended December 31, 1999 increased from $816,621 for the six months ended December 31, 1998, primarily because of non-recurring severance costs and a non-recurring stock grant to non-employee directors.

Exploration expenditures of $1,029,262 for the six months ended December 31, 1999, decreased from $1,545,550 for the six months ended December 31, 1998, primarily because the Company ceased activity at one project in Nevada that was dropped, a slight decrease in activity at the Milos Gold property, offset by increased expenditures at one property in Nevada.

Lease maintenance and holding costs decreased from $327,323 for the six months ended December 31, 1998, to $187,186 for the six months ended December 31, 1999, primarily due to the cessation of claims fees on one property in Nevada.

Depreciation, depletion, and amortization costs increased from $298,054 to $615,486 for the six months ended December 31, 1999, primarily due to four months of depletion relating to the Company's newly acquired royalty interest at the Pipeline Mining Complex.

Interest income decreased from $406,985 for the six months ended December 31, 1998, to $150,842 for the six months December 31, 1999, primarily due to decreased funds available for investing.

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


                              ROYAL GOLD, INC.
                                (Registrant)


Date: February 14, 2000             By:  /s/ Stanley Dempsey
                                        --------------------
                                        Stanley Dempsey
                                        Chairman of the Board and
                                        Chief Executive Officer




Date: February 14, 2000             By:  /s/ John Skadow
                                        ----------------
                                        John Skadow
                                        Controller and Treasurer



