Form 10-Q
period 2000-03-31
ROYAL GOLD INC /DE/
filed 2000-05-15
CIK 85535

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

             YES  X                              NO
                 ---                                ---

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS OF                  OUTSTANDING AT
             COMMON STOCK                 MAY 1, 2000
             ------------               --------------
            $.01 PAR VALUE             17,860,822 SHARES




                           ROYAL GOLD, INC.

                                INDEX


PART I:  FINANCIAL INFORMATION                              PAGE
                                                            ----
    Item 1.     Financial Statements

           Consolidated Balance Sheets ...................   3-4

           Consolidated Statements of Operations .........   5-6

           Consolidated Statements of Cash Flows .........   7-8

           Notes to Consolidated Financial
             Statements .....................................  9

    Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations ................................... 16

PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ................ 22

SIGNATURES .................................................. 23

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding future revenues from our principal royalties, planned levels of exploration and other expenditures, timing of production and schedules for development. Factors that could cause actual results to differ materially from projected results include, among others, variations in production results at the Pipeline Mining Complex, decisions and activities of various mine operators, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.



                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS


                                                    March 31,        June 30,
                                                       2000            1999
                                                    ----------      ----------

Current Assets
    Cash and equivalents                          $  3,419,663    $  4,670,476
    Marketable securities                            1,002,198       4,014,418
    Trade and other receivables                        443,808         570,212
    Royalties receivable in gold                     1,927,305          64,218
    Inventory                                            6,516          92,440
    Prepaid expenses and other                           2,278          34,946
    Available for sale securities (note 5)           1,154,995               0
                                                    ----------      ----------
Total current assets                                 7,956,763       9,446,710

Property and equipment, at cost
      Mineral properties                            11,320,170        3,044,135
      Furniture, equipment and improvements            723,906          711,558
                                                    ----------       ----------
                                                    12,044,076        3,755,693
      Less accumulated depreciation,
            depletion and amortization              (2,368,331)      (1,445,358)
                                                    ----------       ----------
              Net property and equipment             9,675,745        2,310,335

Other assets                                            35,767           57,767
                                                    ----------       ----------
                                                  $ 17,668,275     $ 11,814,812
                                                    ==========       ==========



            The accompanying notes are an integral part of
               these consolidated financial statements.

                    ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,         June 30,
                                                      2000              1999
                                                    ----------       ----------
Current Liabilities
    Accounts payable                             $     683,486      $   631,565
    Current portion on notes payable                 1,000,000                0
    Accrued liabilities
      Post retirement benefits                          26,400           26,400
      Accrued compensation                             177,897          190,000
      Other                                             62,562           16,496
                                                    ----------       ----------
Total current liabilities                            1,950,345          864,461

Notes payable                                                0                0
Post retirement benefit liabilities                     61,297           81,098
Commitments and contingencies (Notes 2, 3 and 9)

Stockholders' equity
      Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued 17,860,822 and 17,321,322
      shares, respectively                             178,608          173,213
      Additional paid-in capital                    55,840,531       54,027,150
      Unrealized loss on available
         for sale securities                          (165,493)               0
      Accumulated deficit                          (39,153,383)     (42,148,880)
                                                    ----------       ----------
                                                    16,700,263       12,051,483
Less treasury stock, at cost
 (210,726 and 238,726 shares, respectively)         (1,043,630)      (1,182,230)
                                                    ----------       ----------
Total stockholders' equity                          15,656,633       10,869,253
                                                    ----------       ----------
                                                  $ 17,668,275     $ 11,814,812
                                                    ==========       ==========




           The accompanying notes are an integral part of these consolidated financial statements.


                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                     For the nine months ended
                                                             March 31,
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------
Royalty revenues                                  $  7,353,854    $    774,418
Gain on gold inventory                                  68,677             634
Consulting revenues                                      8,000          12,575

Costs and expenses
    Costs of operations                                523,457         273,654
    Direct costs of consulting                             347           1,625
    General and administrative                       1,400,513       1,208,084
    Exploration                                      1,444,552       2,245,118
    Lease maintenance and holding costs                198,560         379,699
    Depreciation and amortization                      922,974         342,571
                                                    ----------      ----------
                 Total costs and expenses            4,490,403       4,450,751
                                                    ----------      ----------
       Operating earnings (loss)                     2,940,128      (3,663,124)

Interest and other income                              218,295         538,401
Gain (loss) on marketable securities                    (5,444)        (26,256)
Interest expense                                        96,351               0
                                                    ----------      ----------
Earnings (loss) before income tax                    3,056,628      (3,150,979)
Income tax expense                                      61,132               0
                                                    ----------      ----------
                 Net earnings (loss)              $  2,995,496    $ (3,150,979)
                                                    ==========      ==========

Net earnings (loss) per share                     $       0.17    $      (0.19)

Weighted average basic shares outstanding           17,480,431      17,007,727

Diluted earnings per share                        $       0.17    $      (0.19)

Weighted average diluted shares outstanding         17,712,631      17,007,727

Adjustments to comprehensive income
  Unrealized loss on available
    for sale securities                           $   (165,493)   $          0
                                                    ----------      ----------
Comprehensive income                              $  2,830,003    $ (3,150,979)
                                                    ==========      ==========


           The accompanying notes are an integral part of these consolidated financial statements.

                    ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------

Royalty revenues                                  $  2,508,488    $    139,466
Gain (loss) on gold inventory                         (116,585)          1,215
Consulting revenues                                      2,000           3,000

Costs and expenses
    Costs of operations                                150,575         132,419
    Direct costs of consulting                               0               0
    General and administrative                         370,913         391,462
    Exploration                                        415,290         699,568
    Lease maintenance and holding costs                 11,374          52,365
    Depreciation and amortization                      307,488          44,517
                                                    ----------      ----------
      Total costs and expenses                       1,255,640       1,320,331
                                                    ----------      ----------
      Operating earnings (loss)                      1,138,263      (1,176,650)

Interest and other income                               67,453         131,415
Gain (loss) on marketable securities                         0          (8,845)
Interest expense                                        40,101               0
                                                    ----------      ----------
Earnings (loss) before income tax                    1,165,615      (1,054,080)
Income tax expense                                      23,312               0
                                                    ----------      ----------
Net earnings (loss)                               $  1,142,303    $ (1,054,080)
                                                    ==========      ==========

Net earnings (loss) per share                     $       0.06    $      (0.06)

Weighted average basic shares outstanding           17,641,327      17,012,787

Diluted earning (loss) per share                  $       0.06    $      (0.06)

Weighted average diluted shares outstanding         17,873,527      17,012,787

Adjustments to comprehensive income
  Unrealized loss on available
    for sale securities                           $   (165,493)   $          0
                                                    ----------      ----------
Comprehensive income                              $    976,810    $ (1,054,080)
                                                    ==========      ==========

           The accompanying notes are an integral part of
               these consolidated financial statements.
                                  6



                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                    March 31,       March 31,
                                                      2000            1999
                                                    ----------      ----------
Cash flows from operating activities
    Net earnings (loss)                           $  2,995,496    $ (3,150,979)

Adjustments to reconcile net earnings
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation, depletion and amortization         922,974         342,571
      Loss on marketable securities                      5,444          26,256
      (Gain) loss on gold inventory                    (68,677)           (634)
      Non-cash stock issuance                          136,500               0
    (Increase) decrease in:
      Marketable securities                              6,776          (4,968)
      Trade and other receivables                      126,404         298,078
      Royalties receivable in gold                  (1,794,410)        (22,817)
      Inventory                                         85,924          69,735
      Prepaid expenses and other                        32,668          (2,327)
  Increase (decrease) in:
      Accounts payable and accrued liabilities          85,885          50,785
      Post retirement liabilities                      (19,801)        (19,800)
                                                    ----------      ----------
    Total Adjustments                                 (480,313)        736,879
                                                    ----------      ----------
Net cash provided by (used in) operating
  activities                                         2,515,183      (2,414,100)

Cash flows from investing activities
  Purchase of available for sale securities         (1,320,488)              0
  Maturity of marketable securities                  3,000,000               0
  Capital expenditures for
    property and equipment                          (8,288,384)       (658,297)
  (Increase)decrease in other assets                    22,000            (200)
                                                    ----------      ----------
Net cash provided by (used in) investing
  activities                                      $ (6,586,872)   $   (658,497)



          The accompanying notes are an integral part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)



                                                    March 31,       March 31,
                                                      2000             1999
                                                    ----------      ----------
Cash flows from financing activities

  Proceeds from issuance of debt                  $  1,000,000    $          0
  Proceeds from issuance of common stock             1,820,876          42,626
  Purchase of common stock                                   0        (273,587)
                                                    ----------      ----------
Net cash provided by (used in) financing
  activities                                         2,820,876        (230,961)

Net increase (decrease) in cash and equivalents     (1,250,813)     (3,303,558)

Cash and equivalents at beginning of period          4,670,476       8,462,083
                                                    ----------      ----------
Cash and equivalents at end of period             $  3,419,663    $  5,158,525
                                                    ==========      ==========

Supplemental disclosure of non-cash activities:
        28,000 shares of treasury stock were issued as a non-cash expenditure during the quarter ended December 31, 1999.



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

1.    PROPERTY AND EQUIPMENT

The net carrying value of the Company's property and equipment consists of the following components at March 31, 2000, and June 30, 1999:

                                      March 31,       June 30,
                                        2000            1999
                                     ----------      ----------
   Mineral Interests:
     Pipeline GSR #1                $      -        $      -
     Pipeline GSR #2                       -               -
     Pipeline GSR #3                  7,444,259            -
     Bald Mountain Royalty            1,714,981       1,956,825
     Yamana Royalties                   170,565            -
     Other                              300,823         300,823
                                      9,630,628       2,257,648
                                     ----------      ----------
   Office furniture, equipment
     and improvements                    45,117          52,687
                                     ----------      ----------
   Net property and equipment       $ 9,675,745     $ 2,310,335
                                     ==========      ==========

As discussed in the following paragraphs, activity is being conducted on substantially all of the properties where the Company has royalty interests. The recoverability of the carrying value of capitalized projects is evaluated based upon undiscounted estimated future net cash flows from each property's proven and probable reserves. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds its estimated future discounted cash flows.

Presented below is a discussion of the status of each of the Company's significant mineral interests.

A. PIPELINE MINING COMPLEX ROYALTIES

   Effective July 1, 1999, the Company converted its 20% net profits interest at South Pipeline into several gross smelter return royalties extending over the mining complex that includes the Pipeline and South

   Pipeline deposits. The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture of Placer Cortez Inc. and Kennecott Explorations (Australia) Ltd.

   The royalty interests that Royal Gold holds as a result of the July 1, 1999 transaction include:

   A) A sliding scale gross smelter returns ("GSR") royalty for all gold produced from the "Reserve Claims" (52 claims that encompass all of the presently known reserves, as of July 1, 1999, that make up the Pipeline and South Pipeline deposits). The GSR on the Reserve Claims, known as GSR #1, is tied to the gold price, with a floor of 0.40% GSR below $210 per ounce of gold, and is capped at a 5% GSR for a gold price of $470 per ounce or higher. At a gold price of between $270 and $310 per ounce, the GSR on the Reserve Claims is 2.25%.

   B) A sliding scale GSR for all gold produced from certain GAS Claims (296 claims immediately south and east of the Reserve Claims). This royalty, known as GSR #2, is tied to the gold price, with a floor of 0.72% GSR below $210 per ounce of gold, and is capped at a 9% GSR for a gold price of $470 per ounce or higher.

   C) A 10% GSR on all gold and silver produced from any of the GAS Claims from January 1, 1999, until the commencement of commercial production from the South Pipeline deposit.

   D) A 7% GSR on all silver produced from any of the Reserve Claims or GAS Claims, commencing July 1, 1999.

   Effective September 1, 1999, the Company acquired, for approximately $8 million, 47.5 percent of a group of overriding royalty interests on mineral production from some 6,000 acres of contiguous lands in Lander County, Nevada, that, in the aggregate, covers the Pipeline gold mine and the South Pipeline gold deposit. The overriding royalty interests so purchased by the Company and identified collectively as GSR #3 may be summarized as follows: (i) 0.475% of the gross value of all mineral production from lands encompassed by 50 designated and unpatented mining claims situated in Lander County, until a total of 3.7 million troy ounces of gold has been produced from such lands (2.9 million ounces have been produced as of March 31, 2000), and, thereafter, 0.7125% of the gross value of any subsequent mineral production from such lands; and (ii) 0.7125% of the gross value of all mineral production from any lands encompassed by the 348 mining claims already subject to GSR #1 and GSR #2.

   B. BALD MOUNTAIN

   Effective January 1, 1998, Royal Gold acquired a 1.75% net smelter returns royalty that burdens a portion of the current reserves at the Bald Mountain Mine, White Pine County, Nevada. Bald Mountain is owned and operated by Placer Dome U.S. Inc.

   C. YAMANA ROYALTIES

   Effective February 1, 2000, the Company acquired a 2% net smelter returns royalty on all mineral production from any of Yamana's twenty-one exploration and nineteen development properties in Santa Cruz Province, Argentina. Yamana's mineral holding in Santa Cruz encompass about 148,000 hectares.


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


3. ROYALTIES RECEIVABLE IN GOLD

At March 31, 2000, the value of 6,928 ounces of gold, related to the March 31 quarterly production from GSR #1 at the Pipeline Mining Complex, were recorded as a receivable. This gold was received by the Company on May 1, 2000.

4. INVENTORY

Gold inventory on the balance sheet consists of refined gold bullion held in uninsured accounts and gold coin inventory. The refined gold is stored by the Company's refiner in Utah. The inventory is carried at market value at the end of the period with unrealized gains or losses included in the results of operations for the period. During the quarter ended March 31, 2000, all gold inventory was sold and at March 31, 2000, the Company held no gold bullion in inventory. Inventory at March 31, 2000 consisted of gold coins held for sale.


5. AVAILABLE FOR SALE SECURITIES

The Company classifies its equity security investments as available for sale in accordance with SFAS 115. The book value of these securities are marked to market quarterly with any unrealized gains or losses reported in comprehensive income.


6. CURRENT NOTE PAYABLE

The Company has a $1,000,000 demand loan outstanding with HSBC Bank USA (formerly Republic National Bank). This loan is collateralized by $1,000,000 in U.S. Treasury obligations that are held by HSBC and carries interest calculated at the prime rate.


7. SHAREHOLDERS' EQUITY

The Company issued 452,500 shares of common stock under its shelf registration statement which generated proceeds of $1,810,000 and received $10,875 from the exercise of 87,000 stock options. The Company also granted 28,000 shares of treasury stock to non-employee directors. This issuance was recorded at a market price of $4.875, the stock price on the date of the grant.

8. EARNINGS PER SHARE COMPUTATION

                                For the three months ended March 31, 2000
                                     Income       Shares     Per-Share
                                   (Numerator) (Denominator)  Amount
                                -------------   -----------  ----------
        BASIC EPS
        Earnings to
          common stockholders   $   1,142,303    17,641,327  $     0.06

       Effect of
       dilutive securities
         Options                         -          232,200         -
                                -------------   -----------  ----------

        DILUTED EPS             $   1,142,303    17,873,527  $     0.06
                                =============   ===========  ==========


                                 For the nine months ended March 31, 2000
                                     Income       Shares     Per-Share
                                  (Numerator) (Denominator)   Amount
                                -------------   -----------  ----------
        BASIC EPS
        Earnings to
          common stockholders   $   2,995,496    17,480,431  $     0.17

        Effect of
        dilutive securities
          Options                        -          232,200         -
                                -------------   -----------  ----------

        DILUTED EPS             $   2,995,496    17,712,631  $     0.17
                                =============   ===========  ==========

At March 31, 2000, options to purchase 1,005,532 shares of common stock, at an average price of $5.66 per share, were not included in the computation of diluted EPS because the exercise price of these options was greater than the market price of the common shares at March 31, 2000. At March 31, 1999, options to purchase 423,520 shares of common stock, at an average price of $0.13 per share, were not included in the computation of diluted EPS because the Company experienced a net loss in the quarter and the nine month period and these options are anti-dilutive. Options to purchase 820,498 shares of common stock, at an average price of $6.13 per share, were outstanding at March 31, 1999, but were not included in the computation of diluted EPS for the quarter and nine month period because the exercise price of these options was greater than the market price of the common shares at March 31, 2000.


9. CONTINGENCIES AND COMMITMENTS

The operations and activities conducted on the properties in which the Company holds mineral interests are subject to various federal, state, and local laws and regulations governing protection of the environment. These laws are continually changing and are generally becoming more restrictive. Management believes that the Company is in material compliance with all applicable laws and regulations.

On March 24, 2000, the Company received notice from the U.S. Environmental Protection Agency ("EPA") that EPA had identified "Royal Resources, Inc." (corporate predecessor to the Company) as one of 22,000 potentially responsible parties ("PRPs") for the clean-up, under the federal Comprehensive Environmental Response, Cleanup and Liability Act ("Superfund"), of a fully-permitted, yet now bankrupt, hazardous waste disposal and treatment facility at Casmalia, in Santa Barbara County, California. The Company's liability, if any, for clean-up of the Casmalia site would arise out of oil and gas exploration activities undertaken by Royal Resources in Ventura County, California, in 1983 and 1984.

The Company is evaluating its potential liability in this matter and is gathering relevant information and data so that it can respond appropriately to the EPA's allegations.


10. GENERAL

The unaudited financial statements as of March 31, 2000, and for the three and nine months ended March 31, 2000 and 1999 reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

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

                          ROYAL GOLD, INC.
          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Royal Gold is engaged in the acquisition of precious metal royalties and in the management and development of precious metal properties.

The Company's primary business strategy is to acquire royalties and other carried ownership interests in precious metal mining properties through the direct acquisition of such interests, financing properties in production or near production and through exploration and development activity (and subsequent transfer of the operating interest in the subject properties to other firms). Substantially all of the Company's revenues are and can be expected to be derived from royalty interests rather than from mining operations conducted by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had a working capital surplus of $6,006,418. Current assets were $7,956,763, compared to current liabilities of $1,950,345, for a current ratio of 4.1 to 1. This compares to current assets of $9,446,710, and current liabilities of $864,641, at June 30, 1999, resulting in a current ratio of 11 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty income, interest income, and the issuance of common stock. During the first nine months of fiscal 2000, the Company earned $7,024,057 from its royalty interest at the Pipeline Mining Complex, and $329,575 from its royalty interest at Bald Mountain. The Company also earned $218,295 in interest income on its cash and marketable securities portfolio during the nine month period. This marketable securities portfolio is invested in U.S. treasury notes with maturities of two months or less. These marketable securities have a market value of $999,380 and an adjusted cost basis of $1,002,198.

During the nine month period, the Company issued 452,500 shares of common stock under its shelf registration statement which generated proceeds of $1,810,000 and received $10,875 from the exercise of 87,000 stock options.

The Company entered into a $2,000,000 demand loan agreement with HSBC Bank USA (formerly Republic National Bank) and has paid down the balance outstanding to $1,000,000. The loan outstanding is collateralized by $1,000,000 in U.S. Treasury obligations that are held by HSBC.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future, based on production estimates from Cortez, the operator or the Pipeline Mining Complex. The Company's royalties are expected to yield approximately $8.5 million to the Company in fiscal year 2000 based on the current gold price of $275 per ounce. The Company's anticipated gold production is entirely unhedged. The Company anticipates receiving $350,000 to $450,000 for the fiscal year in revenues, based on production estimates from the operator, from its interest at Bald Mountain, assuming a current gold price of $275 per ounce.

The Company anticipates total general and administrative expenses for fiscal 2000 to be approximately $1,700,000, of which $1,400,513 has been spent to date. The Company also anticipates expenditures for exploration and property holding costs to be approximately $1,900,000, of which $1,643,112 has been spent. On a prospective basis, these amounts could increase or decrease significantly, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

RESERVES

The Company has been advised by Placer Dome U.S. Inc. ("PDUS"), the 60% owner and operator of Cortez Gold Mines, that Cortez has updated the reserve estimate for the Pipeline Mining Complex, as of December 31, 1999, using a gold price of $325 per ounce. As of December 31, 1999, proven and probable reserves at the Pipeline Mining Complex were 159.1 million tons, at an average grade of 0.052 ounces of gold per ton, containing approximately 8.2 million ounces of gold.

PDUS, the operator of the Bald Mountain Mine, reports that as of December 31, 1999, at a $325 gold price, the proven and probable reserves related to Royal Gold's royalty includes 10.2 million tons of ore, at an average grade of 0.069 ounce of gold per ton, containing approximately 704,000 ounces of gold. In addition to the proven and probable reserves, the operator reports that the Bald Mountain property contains additional mineralization of 8.6 million tons of mineralized material, at an average grade of 0.04 ounces per ton of gold.

YAMANA RESOURCES INC.

On February 1, 2000, the Company agreed to acquire, via a private placement, three million units of Yamana Resources Inc. for Cdn $1.8 million or U.S. $1.3 million based on the exchange rates at closing. Each Unit consists of one common share of Yamana and one-half of a warrant, with each full warrant entitling Royal Gold to purchase another common share of Yamana within a three-year period at Cdn $0.50 per share. Yamana common stock is traded on Toronto Stock Exchange and the securities purchased by the company will be restricted from public sale for ninety days.

Royal Gold also purchased, for U.S. $150,000, a 2% net smelter returns royalty on all mineral production from any of Yamana's properties, including the high-grade silver property known as the Martha mine, at the Bacon prospect, and the high-grade gold property known as Coyote, at the Martinetas prospect.

Yamana's mineral holdings in the Santa Cruz Province of Argentina encompass about 148,000 hectares. The most advanced of these properties is the Martha mine, where permitting is now underway for a direct shipping ore ("DSO") mining operation that is expected to be the first phase of a four-phase mining program at Bacon. In a DSO project, high-grade ore is shipped directly to a smelter, and no on-site processing is required.

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

INYO GOLD PROJECT

Effective March 31, 2000, the Company terminated its five year option agreement that would have allowed the Company to acquire 105 of the claims that make up the Inyo Gold Project for a cost of $900,000 plus accrued interest from Standard Industrial Minerals, Inc.


RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2000, COMPARED TO THE QUARTER ENDED MARCH
31, 1999

For the quarter ended March 31, 2000, the Company reported net earnings of $1,142,303 or $0.06 per basic share, as compared to a net loss of $1,054,080, or $0.06 per basic share, for the quarter ended March 31, 1999.

Royalty revenues for the current quarter increased to $2,508,488, compared to $139,466 for the quarter ended March 31, 1999. The increase in royalty income is primarily attributable to royalty revenues from the Company's interests in the Pipeline Mining Complex, that were not in effect in the prior year period. In the prior year, the Company's royalty revenues were derived from a 20% net profits interest ("NPI") at the Crescent Pit, a portion of the South Pipeline Project.

The loss of $116,585 on gold inventory in the current quarter relates to a decrease in the gold price.

Costs of operations increased to $150,575 for the quarter ended March 31, 2000, compared to $132,419 for the quarter ended March 31, 1999, primarily because of the increase in expenditures related to Nevada net proceeds tax owing on the higher royalty revenues offset by decreased expenditures related to the royalty conversion in the prior year's quarter.

General and administrative costs of $370,913 for the current quarter decreased from $391,462 for the quarter ended March 31, 1999, primarily because of overall decrease in expenses related to cost containment efforts.

Exploration expenditures of $415,290 for the quarter ended March 31, 2000, decreased from $699,568 for the quarter ended March 31, 1999, primarily because the Company ceased activity at one project in Nevada that was dropped and decreased expenditures at the Milos Gold Project.

Lease maintenance and holding costs decreased from $52,365 for the quarter ended March 31, 1999, to $11,374 for the quarter ended March 31, 2000, primarily due to the cessation of holding costs on one property in Nevada.

Depreciation, depletion, and amortization costs increased from $44,517 to $307,488 for the quarter ended March 31, 2000, primarily due to three months of depletion relating to the Company's newly acquired royalty interest at the Pipeline Mining Complex.

Interest income decreased from $131,413 for the quarter ended March 31, 1999, to $67,453 for the quarter March 31, 2000, primarily due to decreased funds available for investing.


FOR THE NINE MONTHS ENDED MARCH 31, 2000, COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

For the nine months ended March 31, 2000, the Company reported net earnings of $2,995,496, or $0.17 per basic share, as compared to a net loss of $3,150,979, or $0.19 per basic share, for the nine months ended March 31, 1999.

Royalty revenues for the nine month period increased to $7,353,854, compared to $774,418 for the nine months ended March 31, 1999. The increase in royalty income is primarily attributable to royalty revenues from its interests in the Pipeline Mining Complex which were not in effect in the prior period. In the prior year, the Company's royalty revenues were derived from a 20% NPI interest at the Crescent Pit.

The gain of $68,677 on gold inventory in the current nine month period relates to a substantial increase in the gold price during the first quarter of the fiscal year.

Costs of operations increased to $523,457 for the nine months ended March 31, 2000, compared to $273,654 for the nine months ended March 31, 1999, primarily because of the increase in the Nevada net proceeds tax owing on the higher royalty revenues.

General and administrative costs of $1,400,513 for the nine months ended March 31, 2000 increased from $1,208,084 for the nine months ended March 31, 1999, primarily because of non-recurring severance costs and a non-recurring stock grant to non-employee directors.

Exploration expenditures of $1,444,552 for the nine months ended March 31, 2000, decreased from $2,245,118 for the nine months ended March 31, 1999, primarily because the Company ceased activity at one project in Nevada that was dropped, a decrease in activity at the Milos Gold property, offset by increased expenditures at one property in Nevada.

Lease maintenance and holding costs decreased from $379,699 for the nine months ended March 31, 1999, to $198,560 for the nine months ended March 31, 2000, primarily due to the cessation of claims fees on one property in Nevada.

Depreciation, depletion, and amortization costs increased from $342,571 to $922,974 for the nine months ended March 31, 2000, primarily due to seven months of depletion relating to the Company's newly acquired royalty interest at the Pipeline Mining Complex.

Interest income decreased from $538,401 for the nine months ended March 31, 1999, to $218,295 for the nine months March 31, 2000, primarily due to decreased funds available for investing.

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


                              ROYAL GOLD, INC.
                                (Registrant)


Date: May 12, 2000             By:  /s/ Stanley Dempsey
                                    --------------------
                                    Stanley Dempsey
                                    Chairman of the Board and
                                    Chief Executive Officer




Date: May 12, 2000             By:  /s/ John Skadow
                                    --------------------
                                    John Skadow
                                    Controller and Treasurer

