Form 10-K
period 2000-06-30
ROYAL GOLD INC /DE/
filed 2000-09-28
CIK 85535

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                      ------------------------
Form 10-K Annual Report Pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934 for the Fiscal Year Ended June 30, 2000.
                       -----------------------
                     Commission File No. 0-5664


                           ROYAL GOLD, INC.
        ----------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)

                             DELAWARE
    ------------------------------------------------------------
   (State or Other Jurisdiction of Incorporation or Organization)

                             84-0835164
                   ------------------------------
                  (Employer Identification Number)

          1660 WYNKOOP STREET, SUITE 1000, DENVER, COLORADO
          -------------------------------------------------
              (Address of Principal Executive Offices)

                             80202-1132
                             ----------
                             (Zip Code)

                          (303) 573-1660
         --------------------------------------------------
        (Registrant's Telephone Number, including Area Code)


Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK $0.01 PAR VALUE     NASDAQ NATIONAL MARKET SYSTEM
----------------------------     -------------------------------------
(Title of Class)                 (Name of Exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 31, 2000, the average bid and asked price of the Company's stock was $3.50 per share. The aggregate market value of voting stock held by non-affiliates was $47,263,000. As of August 31, 2000, there were 17,700,096 shares of Common Stock, $0.01 par value, issued and outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 14, 2000: Part III, Items 11, 12 and 13.

                      Total Number of Pages: 50
                       Exhibit Index - Page 46


TABLE OF CONTENT
----------------

Part I                                                             PAGE
------                                                             ----
  Items 1.
   and  2.   Business and Properties                                 1
  Item  3.   Legal Proceedings                                      16
  Item  4.   Submission of Matters to a Vote of Security Holders    16

Part II
-------
  Item  5.   Market for Registrant's Common Equity
              and Related Stockholder Matters                       17
  Item  6.   Selected Financial Data                                18
  Item  7.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations         18
  Item  8.   Financial Statements and Supplementary Data            22

Part III
--------
  Item 10.   Directors and Executive Officers of the Registrant     43
  Item 11.   Executive Compensation                                 45
  Item 12.   Security Ownership of Certain Beneficial Owners
              and Management                                        45
  Item 13.   Certain Relationships and Related Transactions         45

Part IV
-------
  Item 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                           46

Exhibit 21.  The Company and Its Subsidiaries                       48

Signatures                                                          50


Cautionary "Safe Harbor" Statement Under the Private Securities Litigation
--------------------------------------------------------------------------
Reform Act of 1995  With the exception of historical matters, the matters
------------------
discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned royalties and levels of exploration, general and administrative expenses, and other expenditures. Factors that could cause actual results to differ materially from projections or estimates include, among others, changes in gold, silver or other commodity prices, decisions and activities of mine operators regarding the various properties where the Company has royalties, unanticipated grade, geological, metallurgical, processing or other problems, timing of production and schedules for development, changes in project parameters as plans continue to be refined, results of current exploration activities, accidents, environmental costs and risks, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. See "Business and Properties
- Risk Factors".

PART I
------

Items 1 and 2.  BUSINESS AND PROPERTIES


GENERAL
-------

Royal Gold, Inc. (together with its subsidiaries, "Royal Gold" or the "Company"), is engaged in the acquisition and management of precious metals royalties.

The Company seeks to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. The Company also explores and develops properties thought to contain precious metals and seeks to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company. During the fiscal year, the Company focused on the acquisition of royalty interests, rather than the creation of such interests through exploration, followed by further development and property transfers to larger mining companies. The Company expects that this emphasis on acquisition or royalty financing, rather than exploration, will continue in the future.

The Company's principal mineral property interests are two sliding-scale gross smelter returns ("GSR") royalties and one fixed GSR royalty over the mining complex that includes the Pipeline and South Pipeline gold mines, operated by the Cortez Joint Venture. The Pipeline Mining Complex is located in Crescent Valley, Nevada. The sliding scale GSR royalties were obtained as a result of the conversion of the Company's 20% net profits interest royalty at South Pipeline; this transaction occurred April 1, 1999. The Company also has a 1.75% net smelter returns ("NSR") royalty interest covering a portion of the Bald Mountain mine, operated by Placer Dome U.S. Inc ("PDUS").

In fiscal 2000, the Company generated revenues of $8,976,422 from its GSR royalties at the Pipeline Mining Complex and $429,881 from its royalty interest at the Bald Mountain mine.

The Company also owns a 2% NSR royalty on all of the properties held by Yamana Resources, Inc. in Argentina and a royalty interest over a portion of the Mule Canyon mine, and over one other exploration-stage project in Nevada. (The portion of Mule Canyon property that is subject to the Company's royalty is not yet in production.) The Company is also engaged in exploration at the Milos Gold project, in Greece. During the past fiscal year, the Company evaluated opportunities in Canada, Europe, South
America, Australia and at the Alligator Ridge project in Nevada.

Royal Gold is also engaged, through two wholly-owned subsidiaries, Denver Mining Finance Company ("DMFC") and Environmental Strategies, Inc. ("ESI"), in the provision of financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 2000, income generated from consulting services was not material.

The Company was incorporated under the laws of the State of Delaware on January 5, 1981. Its executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202, (303) 573-1660. See Exhibit 21, "The Company and Its Subsidiaries."

Developments During Fiscal 2000
-------------------------------

The significant developments during fiscal 2000 were:

     (1)  The Company recorded royalty revenues of $9,406,656.

     (2) The Company returned to profitability with earnings of $3,952,979, or $0.22 per diluted share.

     (3) The Company added to its producing portfolio with the acquisition of a third royalty described below as GSR3, at the Pipeline Mining Complex, which yielded royalty revenue of $1,366,605.

     (4) The Company purchased three million units of the securities of Yamana Resources, Inc., for $1,293,480. Each unit consists of one share and one-half warrant to purchase an additional share for Cdn $0.50 per share, until February 2003. The Company also purchased a 2% net smelter returns royalty over all of Yamana Resources, Inc.'s current properties in Argentina.

     (5) The Company has reached its one-half share of $5 million in expenditures that were required for it to earn a 25% share of Midas, S.A., the exploration and exploitation license holder at the Milos Gold project.

     (6) The Company declared its first dividend of $0.05 per share, which was paid on July 21, 2000.

     (7) Cortez, the operator of the Pipeline Mining Complex, advised the Company that all permits for full scale mining and processing of the South Pipeline Pit were received in June 2000, and that, as of July 17, 2000, pre-stripping and other development work had commenced at South Pipeline.


PROPERTIES
----------

Recent activities at each of the significant properties in which the Company has an interest are described below. Reference is made to footnotes in the financial statements for more information on property histories.

In all instances, reserves have been estimated by the use of drilling, mapping, sampling, geological interpretation, assaying and other standard evaluation methods generally applied by the mining industry.

Pipeline Mining Complex
-----------------------

The Pipeline Mining Complex is located 60 miles southwest of Elko, Nevada, in Lander County. Access to the Complex is achievable by federal highway, and state and county roads, all of which are paved.

On April 1, 1999, Royal Gold and The Cortez Joint Venture ("Cortez") agreed to convert the Company's 20% net profits interest in the South Pipeline project into several gross smelter returns royalties extending over a mining complex that includes the Pipeline and South Pipeline gold mines. Each of the Pipeline and South Pipeline mines is operated by Cortez, which is a joint venture between Placer Cortez Inc. (60%) and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

A "Gross Smelter Returns" royalty is measured by all of the revenues attributed to material that is mined and processed, with no deduction for any costs paid by or charged to Cortez. The only possible deduction would be for any amounts that might be paid for future royalty assessments that might be imposed by the United States government following revision of the 1872 Mining Law.

Under the new agreement providing for the GSR royalties, Royal Gold is entitled to receive all material information about exploration, planning, budgeting, development, mining and production for the Pipeline Mining Complex. In consideration of the agreement, Royal Gold surrendered its 20% net profits interest at South Pipeline and various contractual rights, including the contingent right to operate the South Pipeline property under defined circumstances.

The royalty interests Royal Gold now holds at the Pipeline Mining Complex, includes:

     (a) Reserve Claims ("GSR1"). A sliding scale GSR for all gold produced from the "Reserve Claims," or some 52 claims that encompass all of the currently-known reserves in the Pipeline and South Pipeline deposits. The GSR rate on the Reserve Claims is tied to the gold price, without indexing for inflation or deflation, as follows:

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

      (b) GAS Claims ("GSR2"). A sliding scale GSR for all gold produced from the remaining GAS Claims. The GAS Claims include some 310 lode mining claims, but production from 22 of the GAS Claims (those claims that encompass the South Pipeline reserve) will be subject to the Reserve Claims GSR. At present, apart from the Reserve Claims, there are no ore reserves on the GAS claims, but the GAS claims do host gold mineralization. The GSR rate on the GAS Claims is tied to the gold price, without indexing for inflation or deflation, as follows:

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

   (d) The Silver GSR. A 7% GSR on all silver produced from any of the Reserve Claims or the GAS Claims, commencing July 1, 1999.

   (e) The Other Products NSR. A 3% NSR royalty on all products, other than gold or silver, produced from any of the Reserve Claims or GAS Claims,

commencing July 1, 1999. An NSR royalty is measured by all of the revenues received by the operator following the sale or final disposition of a given product, less the proportionate costs of refining such product for sale, transportation of the product to a market, and applicable insurance.

The several GSR royalties (except for the Silver GSR)are payable in-kind and, under certain circumstances, the Company would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.

The Company's new arrangement with Cortez is governed by a new Royalty Agreement, effective as of April 1, 1999, which supersedes the Agreement for Resolution of Disputes and Litigation and for the Formation of the South Pipeline Project, dated September 18, 1992, by which Royal Gold held its 20% net profits interest in South Pipeline.

Effective September 1, 1999, the Company purchased, from a group of individuals, a portion of the group's overriding royalty interest over the Pipeline Mining Complex. The purchase price was $8.075 million. The royalty is known as GSR3 and is a 0.48% GSR royalty that escalates to 0.7125% GSR after 3.7 million ounces are produced from the Pipeline deposit. As of June 30, 2000, 3.1 million ounces had been produced. The GSR royalty covers the same area as covered by the Company's two sliding scale gross smelter returns royalties, GSR1 and GSR2.

Reserves
--------

The following table shows the reserves that have been defined at the Pipeline Mining Complex:

                                  Pipeline Mining Complex
                              Proven and Probable Reserves (1)(2)
                                    December 31, 1999

                            Tons               Average Grade      Contained
                         (millions)              (oz Au/ton)      Oz Au (3)
                         ----------            -------------      ----------
  Pipeline Mining Complex   145.5                  0.056           8,203,000


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

     (2) Amounts shown represent 100% of the reserves. The Company holds a sliding-scale GSR royalty and a fixed rate GSR royalty on this property. See "Pipeline Mining Complex."

     (3) Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed processing recovery rates are 88% for mill-grade ore, and 65% for heap leach material. These reserves, estimated by Cortez, are based on a life-of-mine gold price of $325 per ounce.

Other Mineralization
--------------------

Set forth below is a table showing, in the aggregate, the additional mineralization that has been defined at the Pipeline Mining Complex:

                                      Pipeline Mining Complex
                                  Additional Mineralization (1)(2)
                                       December 31, 1999

                                        Tons        Average Grade
                                     (millions)      (oz Au/ton)
                                     ----------     -------------
    Pipeline Mining Complex              22.2           0.038
---------------------------

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

     (2) The amounts shown are computed by Cortez and represent 100% of the deposits. The Company holds a sliding-scale GSR royalty and a fixed rate GSR royalty on this property.

Bald Mountain
-------------

Effective January 1, 1998, the Company purchased, for $2,250,000 in cash and the assumption of $218,312 in debt, a 50% undivided interest in a sliding-scale NSR royalty that burdens approximately 81% of the Bald Mountain mine. Bald Mountain is located in White Pine County, approximately 65 miles south of Elko, Nevada. Year-round access to Bald Mountain is available via paved and improved but unpaved county roads. Bald Mountain is an open pit, heap leach mine operated by PDUS.

At December 31, 1999, Placer Dome informed the Company that the portion of the mine covered by this royalty contained proven and probable reserves of 10,226,000 tons of ore, at an average grade of 0.069 ounces per ton ("opt"), containing approximately 704,000 ounces of gold.

These reserves, estimated by Placer Dome, are based on a gold price of $325/oz. In addition, the property covered by this royalty contains an additional 8,573,000 tons of mineralized material, at an average grade of
0.040 opt of gold.

Yamana Resources
----------------

The Company acquired, in February 2000, a 2% NSR royalty on all mineral production from any of Yamana's properties in Santa Cruz province, Argentina.

These properties are accessible via improved provincial highways, some of which are paved. Yamana Resources, Inc. is a Spokane-based mineral exploration company.

Mule Canyon
-----------

Mule Canyon is located in Lander County Nevada, 14 miles west of the town of Beowawe. The Company holds a 5% net smelter returns royalty interest on a portion of the Mule Canyon mine, operated by Newmont Gold Company. The portion of the mine that is subject to this royalty interest is expected to produce about 25,000 ounces of gold, with production expected to commence in calendar 2001. The property consists of three parcels of land covering 6,720 acres.

Buckhorn South
--------------

The Buckhorn South project is located in Eureka County, Nevada, approximately 50 miles southwest of Elko, Nevada. The property consists of 265 unpatented mining claims.

Of the 265 claims that comprise Buckhorn South, the Company leased 131 claims, and the Company staked the balance of the project area. The leased claims are burdened by cumulative royalties equal to a 4% NSR; the remaining claims are subject to a 1% NSR.

A predecessor in interest at the property completed some 10,400 feet of drilling and, on the basis of such work and other exploration, had by 1984, estimated that the "Zeke" deposit contains two million tons of mineralization, with an average grade of 0.056 opt.

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

During 1998, the Company optioned its Buckhorn South project to Independence Mining Company, Inc., now called AngloGold North America. Under the agreement, AngloGold was to explore Buckhorn South and, depending upon the results, take an assignment of Royal Gold's interest in the property, subject to assumption of all existing burdens and with Royal Gold retaining a 14% net profits interest royalty. In fiscal 1998, AngloGold exercised its option at Buckhorn South.

Milos Gold
----------

Athens-based Silver & Baryte Ore Mining Company S.A. ("Silver & Baryte"), through its Greek subsidiary Midas S.A., holds a Greek exploration and exploitation license to prospect, explore, and mine gold from public mining sites on the Greek island of Milos and on other islands in the Cyclades chain, in the south Aegean Sea.

In March 1998, the Company signed agreements with Silver & Baryte and with an Australian investor group, Aegean International Gold, Inc. ("Aegean")

(formerly Goldmax and Rakov Pty Ltd.), to explore for and mine gold and other minerals on the lease.

Prior exploration at Milos by Silver & Baryte and by Renison Goldfields, a major Australian gold producer, has confirmed that the island hosts epithermal gold deposits.

Under the agreements, Royal Gold and Aegean are required to jointly fund not less than $5.0 million ($2.5 million each) in exploration and development expenses on the Milos project, over a period of three years, at a rate of at least $1.7 million per year to earn a 50% interest in Midas S.A. The three parties will thereafter participate jointly in further exploration and development. Silver & Baryte may elect to maintain a 50% interest in Midas S.A., or convert to a 20% net profits interest or a 5% NSR interest, in any mining project on Milos.

During fiscal 1999, the Company drilled 72,500 feet of reverse circulation drilling and discovered significant mineralization in three of the prospect areas. Based on this drilling, the mineralization estimate for the Milos gold project deposit is approximately 9.5 million tons, at an average grade of 0.071 opt, using a 0.029 opt cut-off. Programs are being planned and implemented for fiscal 2001 to develop the data necessary to determine the mineability of the mineralization that has been identified.

During fiscal 2000, the Company has spent its one-half share of the $5 million in expenditures that were required for it to earn a 25% share of Midas, S.A.

In August 2000, Royal Gold was advised by Silver & Baryte that its affiliate, Midas S.A., received a letter from the Greek Ministry of Environment, Regional Planning and Public Works stating that the Ministry was returning the environmental impact study which had been submitted by Midas S.A. for the purpose of performing further exploration work on the island of Milos, Greece. The Ministry's letter stated the reason for such action was that "...approval of the study in this phase would create unfavorable consequences for the environment in the area." Silver and Baryte is protesting this return of the study with the Ministry.

Alligator Ridge
---------------

Alligator Ridge is located about 100 miles south-southeast of Elko, Nevada, in White Pine County, Nevada, and about 30 miles directly south of Placer Dome's Bald Mountain operations.

In August 1998, the Company entered into an agreement with Placer Dome U.S., Inc. pursuant to which Royal Gold would undertake approximately $4 million in exploration work over the next six years. Depending on the results of Royal Gold's exploration program, and at the option of Placer Dome, either Royal Gold would acquire ownership of up to 1,638 unpatented claims that are now included within the Alligator Ridge claim block (such conveyance would be subject to a reservation by Placer Dome of a 5% net proceeds royalty interest), or else Placer Dome would reimburse Royal Gold for 200% of its cumulative investment in Alligator Ridge, and would also grant to Royal Gold a 22% net proceeds royalty interest in any future production.

Under the terms of the agreement, Royal Gold had a firm commitment to spend at least $300,000 in defined work during the first year. In years two through six, Royal Gold was required to spend successively greater amounts to keep the agreement in force, but the Company could also unilaterally terminate the agreement at any time after the first full year.

During fiscal 1999, exploration at Alligator Ridge focused on a review of an existing data base to identify targets that might contain significant gold potential, initiation of field work to access target areas, and the drilling of seven holes totaling 4,970 feet. Three of the drill holes encountered anomalous gold.

During fiscal 2000, the Company performed additional work and based on the cumulative results achieved, determined to terminate its interest in the property.

Other Foreign Activities
------------------------

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

Sales Contracts
---------------

The Company sold 21,348 ounces of gold bullion in fiscal 2000, utilizing two metal traders during the period, at an average realized price of $290/oz. The Company maintains trading relationships with a number of metal traders. The Company is currently receiving its GRS1 royalty from the Pipeline Mining Complex in-kind.

Competition
-----------

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company. In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties, and it also competes with others in efforts to purchase precious metals royalty interests.

Company Personnel
-----------------

At August 31, 2000, the Company had eleven full-time employees located in Denver, Colorado. The Company's employees are not subject to a labor contract or collective bargaining agreement.

Consulting services, relating primarily to geologic and geophysical interpretations, and advice with respect to metallurgical, engineering, and other technical matters as may be deemed useful in the operation of the Company's business, are provided by independent contractors.

Regulation
----------

The Company's world-wide exploration activities are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection, and taxation. The environmental protection laws address, among other things, the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes. There can be no assurance that all the required permits and governmental approvals necessary for the Company's activities on any mining project with which the Company may be associated can be obtained on a timely basis and maintained as required. The operators of the properties where the Company holds its royalty interests are also subject to these same laws and regulations. See "LEGAL PROCEEDINGS." The Company believes that the properties and operations in which it retains interests are currently in material compliance with all applicable laws and regulations.

RISK FACTORS
------------

Our business faces risks of passive ownership.
----------------------------------------------

At present, the Company's principal assets are its royalty interests at the Pipeline Mining Complex. The Company's success is dependent on the extent to which the Pipeline Mining Complex proves to be successful, and on the extent to which Royal Gold is able to acquire or create other lucrative royalty interests.

The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, unless the Company is able to secure and enforce certain extraordinary rights, it can be expected that the Company will not be in control of basic decisions regarding development and operation of the Pipeline Mining Complex, or any of the other properties in which the Company may have an interest.

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

Decreases in prices of gold and silver would reduce our royalty revenues.
-------------------------------------------------------------------------

The profitability of gold mining operations (and thus the value of the Company's royalty interests and exploration properties) is directly related to the market price of gold. The market price of gold fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales by central banks, forward sales by gold producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold should drop dramatically, the value of the Company's royalty interests and exploration properties could also drop dramatically, and the Company might not be able to recover its investment in those interests or properties. (This risk also relates to fluctuations in the market prices of silver and other precious metals.) The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold based on the London PM fix.

            Year                  Gold Price Per Ounce($)
            ----                  -----------------------
                                   High               Low
                                   ----               ---
            1994                   396                370
            1995                   393                372
            1996                   416                368
            1997                   367                283
            1998                   313                273
            1999                   326                253
            January - June 2000    313                271

At June 30, 2000, the Company held no gold bullion in inventory.
Additionally, at June 30, 2000, the Company had a royalty receivable of 5,425 ounces of gold.

The Company has entered into hedging contracts.
-----------------------------------------------

The Company has purchased puts to protect against a significant decline in the price of gold during calendar years 2001 through 2003. Each calendar quarter has revenue protection for 2,550 ounces of gold at $270 per ounce and 3,750 ounces of gold at $250 per ounce.

The mining industry is subject to many risks.
---------------------------------------------

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

Estimates of reserves and mineralization may be incorrect and this would
------------------------------------------------------------------------
adversely effect the properties covered by our royalties.
---------------------------------------------------------

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

Proposed federal legislation would decrease our royalty revenues.
-----------------------------------------------------------------

In recent years, the U.S. Congress has considered a proposed major revision of the General Mining Law, which governs the creation and possession of mining claims, and related activities on federal public lands in the United States. It is anticipated that another bill may be introduced in the Congress during 2001, and it is possible that a new law could be enacted. The Company expects that if and when a new mining law is enacted, it will impose a royalty upon production of minerals from federal lands and will contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent any such new legislation may affect existing mining claims or operations. The effect of any such revision of the General Mining Law on the Company's operations in the United States cannot be determined conclusively until such revision, if any, is enacted.

The mining industry is subject to environmental risks.
------------------------------------------------------

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies within the mining industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company.
Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

If title to properties are not properly maintained by the operators, the
------------------------------------------------------------------------
Company's royalty revenues may be decreased.
--------------------------------------------

The validity of unpatented mining claims, which constitute a significant portion of the properties where the Company holds royalties in the United States, is often uncertain, and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.

Foreign operations are subject to many risks.
---------------------------------------------

The Company's foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, laws or policies of particular countries, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. The Company currently has exploration projects in Greece, Romania and Bulgaria and holds precious metals royalties in Argentina. The Company holds shares of Yamana Resources which trades on the Toronto Stock Exchange. The value of the Yamana Resources shares, and of the 2% NSR interest on Yamana Resources' Argentine properties, are dependent on the ability of Yamana Resources to identify and then profitably exploit silver or other precious metals deposits in Argentina. The Company also has precious metal royalty acquisition or development opportunities in other parts of the world, including Canada, Australia, Europe, Russia and other Republics of the former Soviet Union and South America.

Item 3.  LEGAL PROCEEDINGS

Casmalia
--------

The Company received notice, on March 24, 2000, that the U.S. Environmental Protection Agency ("EPA") has identified Royal Resources, Inc. (Royal Gold's corporate predecessor) as one of 22,000 potentially responsible parties ("PRPs"), along with many oil companies, for clean-up of a fully-permitted hazardous waste landfill at Casmalia, Santa Barbara County, California, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"). The Company's alleged PRP status stems from oil and gas exploration activities undertaken by Royal Resources in California during 1983-84.

The Company is evaluating its potential for liability in this matter and is gathering relevant information so that it can respond appropriately to the EPA's allegations.

The Company has responded to the EPA stating that it believes it has no liability at the site. The EPA has notified the Company that the response is being reviewed.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2000. Annual meeting results will be described in Item 4 to the Company's report that will be filed on Form 10-Q, for the quarter ended December 31, 2000.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the Nasdaq National Market system, under the symbol "RGLD" and on the Toronto Stock Exchange under the symbol "RGL." The following table shows the high and low closing sales prices, in U.S. dollars, for the Common Stock on Nasdaq for each quarter since June 30, 1998.
                                                  Sales Prices
                                               ------------------
                                                High        Low
Fiscal Year                                    Closing    Closing
-----------                                    -------    -------
1999:
   First Quarter (July, Aug., Sept. - 1998)      $5.00     $3.38
   Second Quarter (Oct., Nov., Dec. - 1998)      $5.00     $3.25
   Third Quarter (Jan., Feb., March - 1999)      $5.13     $3.48
   Fourth Quarter (April, May, June - 1999)      $5.00     $3.75

2000:
   First Quarter (July, Aug., Sept. - 1999)      $6.13     $3.38
   Second Quarter (Oct., Nov., Dec. - 1999)      $5.75     $3.31
   Third Quarter (Jan., Feb., March - 2000)      $4.75     $3.38
   Fourth Quarter (April, May, June - 2000)      $4.00     $2.50

As of August 31, 2000, there were approximately 1,100 shareholders of record of the Company's Common Stock.

Dividends
---------

The Company declared it's first dividend of $0.05 per share on its Common Stock, payable to holders of record as of July 6, 2000. This dividend was paid on July 21, 2000.

The Company plans to sustain a dividend on a fiscal year basis, subject to the discretion of the Board of Directors, which will consider among other things gold prices, economic and market conditions, and the financial needs of opportunities that might arise in the future.

Item 6. SELECTED FINANCIAL DATA

                                         For the Year Ended June 30,
                             ----------------------------------------------
                               2000      1999      1998      1997      1996
Selected Statement of          ----      ----      ----      ----      ----
Operations Data                (Amounts in thousands, except per share data)
---------------------        ----------------------------------------------
Royalty revenue             $ 9,407   $   972  $  2,176   $ 8,890   $ 3,680
Exploration expense           1,627     2,831  $  2,001     1,738     1,434
General and
 administrative expense       1,768     1,704     1,679     1,693     1,186
Depreciation and
depletion                     1,193       464       155        51       229
Impairment of mining
 assets                           0     4,616         0         0         0

Earnings (loss)               3,953    (8,808)   (3,543)    4,054       589
Basic earnings
 (loss) per share           $  0.23   $ (0.51) $  (0.21)  $  0.26   $  0.04
Diluted earnings
 (loss) per share           $  0.22   $ (0.51) $  (0.21)  $  0.24   $  0.04


                                            As of June 30,
                             ----------------------------------------------
                              2000      1999      1998      1997       1996
Selected Balance              ----      ----      ----      ----       ----
Sheet Data                             (Amounts in thousands)
-----------------            ----------------------------------------------
Total assets               $17,498   $11,815   $20,927    $18,981   $14,063
Working capital              5,692     8,582    11,437     13,942    11,130
Long-term obligations          125        81       108        134       111


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

At June 30, 2000, the Company had current assets of $7,564,689 compared to current liabilities of $1,872,246 for a current ratio of 4 to 1. This compares to current assets of $9,446,710 and current liabilities of $864,461, at June 30, 1999, resulting in a current ratio of 11 to 1.

During fiscal 2000, liquidity needs were met from: (i) $9,406,656 in revenues from production at the Pipeline Mining Complex and at Bald Mountain, (ii) the Company's available cash resources, and interest and other income of $271,374, and (iii) cash receipts from the issuance of common stock and the exercise of options of $1,827,125.

During the fiscal year, the Company spent $8,105,020 on the purchase of a GSR royalty at the Pipeline Mining Complex, $172,310 on the purchase of a 2% royalty covering the properties held by Yamana Resources, Inc. in Argentina, and $63,299 on other capital expenditures.

During the fiscal year, the Company acquired three million units of the securities of Yamana Resources, Inc. for $1,293,480. Each unit consists of one share and one-half warrant to purchase an additional share for Cdn $0.50 per share, until February 2003. The Company has an unrealized loss of $400,215 in these securities at June 30, 2000.

The only material commitments of the Company that cannot be terminated at the sole discretion of the Company are (i) employment agreements with three officers, calling for minimum payments of approximately $540,000; and (ii) office lease payments of $476,119 through the lease period ending October 2005.

For fiscal 2001, the Company anticipates royalty revenues of $7.7 million at a $275 gold price based on production estimates of 930,000 ounces of gold at the Pipeline Mining Complex, which includes the processing of carbonaceous ore. Depletion and depreciation from this production is estimated to be $1.6 million. The Company has also budgeted general and administrative expenses of approximately $1.7 million, costs of operations of approximately $0.6 million and exploration and property holding costs of approximately $0.8 million. The Company estimates interest income of $0.4 million and income taxes of $0.1 million. These amounts could increase or decrease significantly, at any time during the fiscal year, based on the gold price, exploration results and decisions about releasing or acquiring additional properties, among other factors. The Company will evaluate acquisition opportunities and may use cash or stock for these acquisitions.
Acquisitions have become a more important part of the Company's growth strategy and could be substantial, while exploration is becoming less important.

The Company will continue to explore its remaining properties, with a view to enhance the value of any such properties prior to possible farm out to major mining company partners.

The Company's current financial resources and sources of income should be adequate to cover the Company's anticipated expenditures for general and administrative costs, exploration and leasehold expenses, and capital expenditures for the foreseeable future.

RESULTS OF OPERATIONS
---------------------

Fiscal Year Ended June 30, 2000 Compared with Fiscal Year Ended
---------------------------------------------------------------
June 30, 1999
-------------

For the year ended June 30, 2000, the Company recorded net earnings of $3,952,979, or $0.22 per diluted share, as compared to a net loss of $8,808,173, or $0.51 per diluted share, for the year ended June 30, 1999. Net earnings for the current year reflect $9.4 million in royalty revenues.

The Company received royalty revenues of $8,976,422 from its royalties at the Pipeline Mining Complex, of which $1,151,843 relates to the now completed Crescent Pit production. The Company also received $429,881 from its royalty at Bald Mountain. In the prior fiscal year, the Company received royalty revenues of $441,102 from the Crescent Pit and $530,848 from Bald Mountain.

Cost of operations increased compared to the prior year, primarily related to Nevada Net Proceeds Tax expenditures associated with the increased royalties at the Pipeline Mining Complex.

General and administrative expenses of $1,768,428 for the year ended June 30, 2000 increased slightly compared to $1,704,326 for the year ended June 30, 1999, primarily because of non-recurring severance costs and a non-recurring stock grant to non-employee directors offset by an overall decrease in expenses due to cost containment efforts.

Exploration expenses decreased from $2,831,095 in fiscal 1999 to $1,625,698 in fiscal 2000, primarily due to decreased expenditures at the Milos Gold project, the Manhattan project and the Alligator Ridge project. Lease maintenance and holding costs decreased from $410,249 in fiscal 1999 to $242,127 in fiscal 2000, primarily due to decreased holding costs at the Alligator Ridge property.

Interest and other income decreased from $654,448 in fiscal 1999 to $271,347 in fiscal 2000, primarily due to decreased funds available for investing.

In fiscal 1999, the Company recorded a full impairment of its investment in the Inyo Gold Project. There were no impairments in the current fiscal year.

Depreciation and depletion increased from $463,733 in fiscal 1999 to $1,193,108 in fiscal 2000, primarily due to the depletion associated with the Company's purchase of the GSR3 royalty at the Pipeline Mining Complex.

Fiscal Year Ended June 30, 1999 Compared with Fiscal Year Ended
---------------------------------------------------------------
June 30, 1998
-------------

For the year ended June 30, 1999, the Company recorded a net loss of $8,808,173, or $0.51 per diluted share, as compared to a net loss of $3,542,729, or $0.21 per diluted share, for the year ended June 30, 1998. The net loss for the year ended June 30, 1999, reflects the $4.6 million impairment of mining assets, primarily at the Inyo Gold project, and reduced revenues from royalties from the Crescent Pit.

The Company received royalty revenue from Crescent Pit heap leach material of $441,102 and $530,848 from the royalty at Bald Mountain in fiscal 1999. During the year ended June 30, 1998, the Company received $2,047,142 from its 20% NPI royalty at the Crescent Pit and $128,643 for its interest at Bald Mountain.

Costs of operations decreased compared to the prior year, which related to the payment of Nevada Net Proceeds Tax associated with the decreased production at the Crescent Pit, offset by increased costs of monitoring the Company's interest at South Pipeline.

General and administrative expenses remained flat at $1,704,326 for the year ended June 30, 1999, compared to $1,679,203 for the year ended June 30, 1998. General and administrative expenses consist primarily of employee compensation and benefits, office lease expense, investor relations expenses, office equipment expenses, and travel and communication costs.

Exploration costs increased from $2,001,118 in fiscal 1998 to $2,831,095 in fiscal 1999, primarily due to expenditures at the Milos Gold project and the Manhattan project, offset by decreased expenditures related to three properties that have been dropped. Lease maintenance and holding costs decreased from $736,457 in fiscal 1998 to $410,249 in fiscal 1999, primarily due to decreased holding costs at Buckhorn South and at the Manhattan project, offset by holding costs associated with the Alligator Ridge property.

The Company recorded a full impairment of its investment in the Inyo Gold Project during the fourth quarter of fiscal 1999 because spot gold prices fell to $261 per ounce at June 30, 1999.

Interest and other income was $654,448 in fiscal 1999, a decrease from $786,090 in fiscal 1998, due primarily to decreased funds available for investing.

Depreciation and depletion increased from $155,296 for fiscal 1998 to $463,733 for fiscal 1999, primarily due to the depletion associated with the Company's Bald Mountain royalty.

Impact of Inflation
-------------------

The Company's operations have been subject to general inflationary pressures, which have not had a significant impact on its operating costs.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ROYAL GOLD, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
                                                          PAGE
                                                          ----

Report of Independent Accountants                          23

FINANCIAL STATEMENTS
Consolidated Balance Sheets                                24
Consolidated Statements of Operations
  and Comprehensive Income                                 26
Consolidated Statements of Stockholders' Equity            27
Consolidated Statements of Cash Flows                      30
Notes to Consolidated Financial Statements                 32

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Royal Gold, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Denver, Colorado
August 18, 2000

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                     As of June 30, 2000 and 1999

                                ASSETS


                                               2000            1999
                                           ------------   -------------
Current Assets
  Cash equivalents                         $  4,647,160   $   4,670,476
  Marketable securities                               0       4,014,418
  Royalty receivables                         1,761,266         312,098
  Prepaid expenses and other                    235,990         449,718
  Available for sale
   securities (Note 3)                          920,273               0
                                           ------------   -------------
Total current assets                          7,564,689       9,446,710
                                           ------------   -------------

Property and equipment, at cost,
 net (Note 2)                                 9,337,746       2,190,225
                                           ------------   -------------

Other Assets                                    595,147         177,877
                                           ------------   -------------

Total Assets                               $ 17,497,582   $  11,814,812
                                           ============   =============


               The accompanying notes are an integral
           part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS, Continued
                    As of June 30, 2000 and 1999

                LIABILITIES AND STOCKHOLDERS' EQUITY


                                               2000            1999
                                           ------------   -------------
Current Liabilities
  Accounts payable                         $    713,580   $     631,565
  Dividend payable                              885,003               0
  Accrued compensation                          212,370         190,000
  Other                                          61,293          42,896
                                           ------------   -------------
  Total current liabilities                   1,872,246         864,461
                                           ------------   -------------

Other liabilities                               124,697          81,098
Commitments and contingencies
    (Notes 6 and 10)

Stockholders' equity
  Common stock, $.01 par value, authorized
   40,000,000 shares; and issued
   17,910,822 and 17,321,322 shares,
   respectively                                 179,108         173,213
  Additional paid-in capital                 55,846,280      54,027,150
  Accumulated other comprehensive income       (400,215)              0
  Accumulated deficit                       (39,080,904)    (42,148,880)
                                           ------------   -------------
                                             16,544,269      12,051,483

  Less treasury stock, at cost
   (210,726 and 238,726 shares,
   respectively)                             (1,043,630)     (1,182,230)
                                           ------------   -------------
  Total stockholders' equity                 15,500,639      10,869,253
                                           ------------   -------------
Total liabilities and stockholders'
 equity                                    $ 17,497,582   $  11,814,812
                                           ============   =============


               The accompanying notes are an integral
           part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME for the years ended June 30, 2000, 1999 and 1998


                                          2000          1999        1998
                                      ------------  ----------- -----------
Royalty revenues                      $  9,406,656  $   959,014 $ 1,344,276
Interest and other income                  271,347      654,448     786,090
                                      ------------  ----------- -----------
Total revenues                           9,678,003    1,613,462   2,130,366

Costs and expenses
  Costs of operations                      692,940      361,055     367,010
  General and administrative             1,768,428    1,704,326   1,679,203
  Exploration                            1,625,698    2,831,095   2,001,118
  Lease maintenance and
   holding costs                           242,127      410,249     736,457
  Impairment of mining assets                    0    4,615,731           0
  Depreciation and depletion             1,193,108      463,733     155,296
                                      ------------  ----------- -----------
Total costs and expenses                 5,522,301   10,386,189   4,939,084
                                      ------------  ----------- -----------

Operating income (loss)                  4,155,702   (8,772,727) (2,808,718)

Loss on marketable securities                5,444       35,446      53,731
Interest and other expense                 116,541            0           0
                                      ------------  ----------- -----------

Income (loss) before income taxes        4,033,717   (8,808,173) (2,862,449)

Income tax expense                          80,738            0     680,280
                                      ------------  ----------- -----------
Net earnings (loss)                      3,952,979   (8,808,173)$(3,542,729)
                                      ------------  ----------- -----------

Adjustments to comprehensive income
  Unrealized loss on available
   for sale securities                    (400,215)           0           0
                                      ------------  ----------- -----------
Comprehensive income (loss)           $  3,552,764  $(8,808,173)$(3,542,729)
                                      ============  =========== ===========


Basic earnings (loss) per share       $       0.23  $    (0.51) $     (0.21)
                                      ============  =========== ===========
Basic weighted average shares
     outstanding                        17,528,244   17,160,228  16,617,133

Diluted earnings (loss) per share     $       0.22  $     (0.51)$     (0.21)
                                      ============  =========== ===========
Diluted weighted average
     shares outstanding                 17,710,371   17,160,228  16,617,133



               The accompanying notes are an integral
           part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          for the years ended June 30, 2000, 1999 and 1998



                                                Common Stock
                                          ------------------------------
                                           Shares               Amount
                                          ----------        ------------
Balance, June 30, 1997                    15,877,202        $    158,772
                                          ----------        ------------

Issuance of common stock for:
  Exercise of options                        189,400               1,894
  Exercise of warrants                       203,000               2,030
  Private placement                          800,000               8,000
                                          ----------        ------------
Balance, June 30, 1998                    17,069,602             170,696
                                          ----------        ------------
Issuance of common stock for:
  Exercise of options                        251,720               2,517
                                          ----------        ------------
Balance, June 30, 1999                    17,321,322             173,213
                                          ----------        ------------
Issuance of common stock for:
  Exercise of options                        137,000               1,370
  Private placement                          452,500               4,525
                                          ----------        ------------

Balance of June 30, 2000                  17,910,822        $    179,108
                                          ==========        ============


               The accompanying notes are an integral
           part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, Continued
           for the years ended June 30, 2000, 1999 and 1998


                                    Additional                   Other
                                      Paid-In     Accumulated Comprehensive
                                      Capital       Deficit   Income (Loss)
                                   ------------  ------------- -----------
Balance, June 30, 1997             $ 47,447,397  $(29,797,978) $      -
                                   ------------  ------------- -----------

Issuance of common stock for:
  Exercise of options                    39,187
  Exercise of warrants                  302,470
  Private placement                   6,189,773

Net loss and comprehensive
 loss for the year ended
 June 30, 1998                                     (3,542,729)
                                   ------------  ------------- -----------
Balance, June 30, 1998               53,978,827   (33,340,707)        -
                                   ------------  ------------- -----------
Issuance of common stock for:
  Exercise of options                    48,323

Net loss and comprehensive
 loss for the year ended
 June 30, 1999                                     (8,808,173)
                                   ------------  ------------- -----------
Balance, June 30, 1999               54,027,150   (42,148,880)        -
                                   ------------  ------------- -----------
Issuance of common stock for:
  Exercise of options                    15,755
  Private placement                   1,805,475

Issuance of treasury shares to:
  Non-employee directors                 (2,100)

Net earnings and comprehensive
 loss for the year ended
 June 30, 2000                                      3,952,979     (400,215)

Dividends                                            (885,003)
                                   ------------  ------------- -----------
Balance of June 30, 2000           $ 55,846,280  $(39,080,904) $  (400,215)
                                   ============  ============= ===========


               The accompanying notes are an integral
           part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, Continued
           for the years ended June 30, 2000, 1999 and 1998


                                            Treasury Stock         Total
                                        -------------------     Stockholders'
                                         Shares     Amount         Equity
                                        ------- -----------     -----------
Balance, June 30, 1997                   15,026 $   (75,173)    $17,733,018
                                        ------- -----------     -----------
Issuance of common stock for:
  Exercise of options                                                41,081
  Exercise of warrants                                              304,500
  Private placement                                               6,197,773

Purchases of common stock               128,700    (684,610)       (684,610)

Net loss and comprehensive
 loss for the year ended
 June 30, 1998                                                   (3,542,729)
                                        ------- -----------     -----------
Balance, June 30, 1998                  143,726    (759,783)     20,049,033
                                        ------- -----------     -----------
Issuance of common stock for:
  Exercise of options                      -           -             50,840

Purchases of common stock                95,000    (422,447)       (422,447)

Net loss and comprehensive
 loss for the year ended
 June 30, 1999                                                   (8,808,173)
                                        ------- -----------     -----------
Balance, June 30, 1999                  238,726  (1,182,230)     10,869,253
                                        ------- -----------     -----------
Issuance of common stock for:
  Exercise of options                                                17,125
  Private placement                                               1,810,000

Issuance of treasury shares to:
  Non-employee directors                (28,000)    138,600         136,500

Net earnings and comprehensive
 loss for the year ended
 June 30, 2000                                                    3,552,764

Dividends                                                          (885,003)
                                        ------- -----------     -----------
Balance, June 30, 2000                  210,726 $(1,043,630)    $15,500,639
                                        ======= ===========     ===========


                The accompanying notes are an integral
           part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended June 30, 2000, 1999 and 1998


                                            2000         1999         1998
                                        -----------  -----------  -----------

Cash flows from operating activities

Net income (loss)                       $ 3,952,979  $(8,808,173) $(3,542,729)
                                        -----------  -----------  -----------
  Adjustments to reconcile
    net income (loss) to net
    cash provided by (used in)
    operating activities:
      Depreciation and depletion          1,193,108     463,733       155,296
      Loss on marketable
        securities                            5,444      35,446        53,731
      Impairment of mining assets                 0   4,615,731             0
      Deferred taxes                              0           0       635,000
      Non cash compensation                 136,500           0             0

(Increase) decrease in:
   Royalty receivables                   (1,449,168)    (95,068)    5,220,436
   Other current assets                     222,702      61,627        54,630

     Increase (decrease) in:
      Accounts payable and
       accrued liabilities                  122,782      93,687      (343,140)
      Other liabilities                      43,599     (26,399)      (26,400)
                                        -----------  -----------  -----------

Total adjustments                           274,967    5,148,757    5,749,553
                                        -----------  -----------  -----------
Net cash provided by (used in)
  operating activities                  $ 4,227,946  $(3,659,416) $ 2,206,824
                                        -----------  -----------  -----------


                The accompanying notes are an integral
           part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS CASH FLOWS, Continued
           for the years ended June 30, 2000, 1999 and 1998

                                           2000        1999         1998
                                        -----------  -----------  -----------
Cash flows from investing activities
 Capital expenditures for
  property and equipment                $(8,340,629) $  (740,696) $(2,901,983)
 Maturity (purchase) of held-to-
  maturity securities, net                4,000,000      980,312            0
 Purchase of available for sale
  securities                             (1,320,488)           0            0
 Increase in other assets                  (417,270)        (200)     (34,800)
                                        -----------  -----------  -----------
Net cash provided by (used in)
  investing activities                   (6,078,387)     239,416   (2,936,783)
                                        -----------  -----------  -----------
Cash flows from financing activities
 Purchase of common stock                         0     (422,447)    (684,610)
 Proceeds from issuance of
   common stock                           1,827,125       50,840    6,543,354
                                        -----------  -----------  -----------
Net cash provided by (used in)
  financing activities                    1,827,125     (371,607)   5,858,744
                                        -----------  -----------  -----------
Net increase (decrease) in cash
  and equivalents                           (23,316)  (3,791,607)   5,128,785
                                        -----------  -----------  -----------
Cash and equivalents at beginning
  of period                               4,670,476    8,462,083    3,333,298
                                        -----------  -----------  -----------
Cash and equivalents at
 end of period                          $ 4,647,160  $ 4,670,476  $ 8,462,083
                                        ===========  ===========  ===========


Supplemental Information:

  The Company paid federal income taxes of $57,500 in fiscal 1998.

  The Company declared a dividend on common stock of $885,004 during fiscal year 2000, which was paid in July 2000.


                The accompanying notes are an integral
           part of these consolidated financial statements.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Operations and Summary of Significant Accounting Policies
      ---------------------------------------------------------

Operations

     Royal Gold, Inc. (the "Company" or "Royal Gold") was incorporated under the laws of the State of Delaware on January 5, 1981, and is engaged in the acquisition and management of precious metals royalty interests. Royalty revenue currently is generated from mining operations in the United States. The Company also provides financial, operational, and environmental consulting services to companies in the mining industry. Substantially all the Company's revenues are and can be expected to be derived from royalty interests rather than mining activity or consulting services.

Summary of Significant Accounting Policies

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

     Basis of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation.

     Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2000, cash equivalents included approximately $4,273,985 of temporary cash investments in three uninsured government securities money market funds.

     Available for Sale Securities:

     Investments in securities that have readily determinable fair values are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of stockholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income. Realized gains and losses on these investments are included in determining net income.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Mineral Properties:

     Acquisition costs of royalty properties are capitalized and depleted using the units of production method over the life of the mineral property. Exploration costs are charged to operations when incurred. The recoverability of the carrying value of royalty interests is evaluated based upon estimated future net cash flows from each royalty interest property using estimates of proven and probable reserves. Reductions in the carrying value of each property are measured and recorded to the extent that the Company's carrying value in each property exceeds its estimated future discounted cash flows.

     Management's estimate of the gold prices, recoverable proven and probable reserves related to the royalty property, operating, capital and reclamation costs of the mine operators are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term which could adversely affect management's estimate of the net cash flows expected to be generated from properties in operation.

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

     Revenue:

     Royalty revenue is recognized when earned. For royalties received in gold, royalty revenue is recorded at the spot price of gold.

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

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Earnings (Loss) Per Share:

     Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the effect of dilutive options and warrants.

2.    Property and Equipment
      ----------------------

The carrying value of the Company's property and equipment consists of the following components at June 30, 2000 and 1999:

                                                   Accumulated
                                                   Depreciation
                                         Gross     & Depletion       Net
                                     ------------  ------------  ------------
   As of June 30, 2000
       Royalties
         GSR1                        $       -     $       -     $       -
         GSR2                                -             -             -
         GSR3                           8,105,020       856,389     7,248,631
         Bald Mountain                  2,468,762       822,649     1,646,113
         Mule Canyon                      180,714          -          180,714
         Yamana Resources, Inc.           172,809          -          172,809
                                     ------------  ------------  ------------
       Total royalties                 10,927,305     1,679,038     9,248,267

       Office furniture, equipment
         and improvements                 773,906       684,427        89,479
                                     ------------  ------------  ------------
                                     $ 11,701,211  $  2,363,465  $  9,337,746
                                     ============  ============  ============

   As of June 30, 1999
       Royalties
         GSR1                        $       -     $       -     $       -
         GSR2                                -             -             -
         Bald Mountain                  2,468,312       511,487     1,956,825
         Mule Canyon                      180,714          -          180,714
                                     ------------  ------------  ------------
       Total royalties                  2,649,026       511,487     2,137,539

       Office furniture, equipment
         and improvements                 711,558       658,872        52,686
                                     ------------  ------------  ------------
                                     $  3,360,584  $  1,170,359  $  2,190,225
                                     ============  ============  ============


Presented below is a discussion of the status of each of the Company's currently significant mineral properties.

  Pipeline Mining Complex:

     The Company holds two sliding scale gross smelter returns royalties (GSR1 and GSR2) and a fixed gross royalty (GSR3) over the Pipeline Mining Complex that includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Pipeline Mining Complex is owned by The Cortez Joint Venture, a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

  Bald Mountain:

     Effective January 1, 1998, the Company purchased a 50% undivided interest in a sliding-scale net smelter returns royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc.

  Mule Canyon:

     In fiscal 1999, the Company purchased a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Gold Company.

  Yamana Resources:

     In fiscal 2000, the Company purchased a 2% NSR royalty on Yamana Resources' properties in Argentina.

3.    Available for Sale Securities
      -----------------------------

During the fiscal year, the Company acquired three million units of the securities of Yamana Resources, Inc. for $1,320,488. Each unit consists of one share and one-half warrant to purchase an additional share for Cdn $0.50 per share, until February 2003. The Company had an unrealized loss of $400,215 in these securities at June 30, 2000.

4.     Earnings per share ("EPS") computation
       --------------------------------------

                  For the year ended June 30, 2000

                                  Income         Shares        Per-Share
                                (Numerator)   (Denominator)      Amount
                               -------------  -------------  -------------
  Basic EPS
    Income available to
     common stockholders       $   3,952,979     17,528,244   $       0.23
    Effect of
     dilutive securities                            182,127
                               -------------  -------------  -------------
    Diluted EPS                $   3,952,979     17,710,371   $       0.22
                               =============  =============  =============

Options to purchase 1,080,532 shares of common stock, at an average purchase price of $5.46 per share, were outstanding at June 30, 2000, but were not included in the computation of diluted EPS because the exercise price of these options were greater than the average market price of the common shares.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  For the year ended June 30, 1999

                                Income(Loss)     Shares        Per-Share
                                (Numerator)   (Denominator)     Amount
                               -------------  -------------  -------------
    Basic EPS
   Income (loss) available
    to common stockholders     $  (8,808,173)    17,160,228  $       (0.51)
   Effect of dilutive
    securities                                         -
                               -------------  -------------  -------------
    Diluted EPS                $  (8,808,173)    17,160,228  $       (0.51)
                               =============  =============  =============

Options to purchase 341,800 shares of common stock, at an average purchase price of $0.28 per share, and 892,498 shares, at an average price of $5.96 per share, were not included in the computation of diluted EPS because the Company experienced a net loss in the year and these options were antidilutive.
                  For the year ended June 30, 1998

                                Income(Loss)     Shares        Per-Share
                                (Numerator)   (Denominator)     Amount
                               -------------  -------------  -------------
    Basic EPS
   Income (loss) available
    to common stockholders     $  (3,542,729)    16,617,133   $      (0.21)
   Effect of dilutive
    securities                                         -
                               -------------  -------------  -------------
    Diluted EPS                $  (3,542,729)    16,617,133   $      (0.21)
                               =============  =============  =============

Options to purchase 609,520 shares of common stock, at an average purchase price of $0.35 per share, and 703,498 shares, at an average price of $6.39, were not included in the computation of diluted EPS because the Company experienced a net loss in the year and these options were antidilutive.

5.     Income Taxes
       ------------

The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at June 30, 2000 and 1999, are as follows:

                                              2000           1999
                                         ------------   ------------
  Net operating loss carryforwards       $  8,311,261   $  8,661,069
  Mineral property basis                    1,273,075      2,610,368
  AMT credit carryforward                     155,715         99,172
  Loss on sale of gold                           -           295,367
  Other                                       114,926        192,019
                                         ------------   ------------
  Total deferred tax assets                 9,854,977     11,857,995

  Valuation allowance                      (9,305,431)   (11,528,157)
                                         ------------   ------------
  Net deferred tax assets                     549,546        329,838
                                         ------------   ------------
  Gold inventory                             (549,546)       (58,641)
  Other                                          -          (271,197)
                                         ------------   ------------
  Total deferred tax liabilities             (549,546)      (329,838)
                                         ------------   ------------
  Total net deferred taxes               $       -      $       -
                                         ============   ============

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At June 30, 2000, the Company has approximately $23.7 million of net operating loss carryforwards which, if unused, will expire during the years 2001 through 2019. Historically, the Company has experienced taxable losses and the Company's ability to generate future taxable income to realize the benefits of its tax assets will depend primarily on the spot price of gold and the operating decisions of the owners of these mineral properties. The Company will continue to evaluate the valuation allowance.

The components of income tax expense (benefit) for the years ended June 30, 2000, 1999 and 1998, are as follows:

                                           2000          1999        1998
                                     ------------  ------------  ------------
  Current federal tax expense        $     80,738  $       -     $    680,280
  Deferred tax expense(benefit)         2,222,726    (3,464,237)         -
  Increase (decrease) in
     deferred tax asset
   valuation allowance                 (2,222,726)    3,464,237          -
                                     ------------  ------------  ------------
                                     $     80,738  $       -     $    680,280
                                     ============  ============  ============

The provision for income taxes for the years ended June 30, 2000, 1999 and 1998, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss from operations as a result of the following differences:

                                           2000          1999        1998
                                     ------------  ------------  ------------
  Total expense(benefit)
   computed by applying
   statutory rate                    $  1,411,801  $ (3,082,861) $ (1,001,857)
  Adjustments of valuation
   allowance and other                 (1,002,402)    3,464,237     1,839,002
  Excess depletion                       (328,661)     (381,376)     (156,865)
                                     ------------  ------------  ------------
                                     $     80,738  $       -     $    680,280
                                     ============  ============  ============

The changes in the valuation allowance in fiscal 2000 and 1999 are due to the utilization of net operating losses in the current year.

The change in the valuation allowance in fiscal 1998 is related to establishing a valuation allowance for the 1998 net operating losses.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Commitments
     -----------

Operating Lease:

     The Company leases office space under a lease agreement which expires October 31, 2004. Future minimum cash rental payments are as follows:

                       Years ending June 30,
                    ---------------------------
                    2001              $ 102,887
                    2002                107,014
                    2003                111,317
                    2004                115,797
                    2005                 39,104
                                      ---------
                                      $ 476,119
                                      =========

  Rent expense charged to operations for the years ended June 30, 2000, 1999, and 1998, amounted to $159,122, $145,731 and $135,838, respectively.

Employment Agreements:

  The Company has one-year employment agreements with three of its officers which require total minimum future compensation, at June 30, 2000, of $540,000. The terms of each of these agreements automatically extend, every February, for one additional year, unless terminated by the Company or the officer, according to the terms of the agreements.

7.   Stockholders' Equity
     --------------------

Preferred Stock:

  The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock.

Stockholders' Rights Plan:

  During fiscal 1998, the Company sold 800,000 shares of common stock, to an institutional investor in Canada, resulting in a net proceeds of $6,200,000. The proceeds of this offering were used to advance the Company's royalty acquisition program, exploration activities, and for general corporate purposes.

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

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $50 per Right.

Stock Option Plans:

  During fiscal 1989, an Employee Stock Option Plan ("Employee Plan") was adopted. Provisions of the Employee Plan provide for the issuance of either incentive or non-qualified stock options or stock appreciation rights. All options were granted at fair market value. In December 1996, shareholders approved the adoption of an Equity Incentive Plan to replace the Stock Option Plan. The options under the Equity Incentive Plan are exercisable at prices equal to the market value of the Company's common stock as of the date of grant and, expire ten years after the date of grant.

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

  The new number of options which were offered to each employee were computed in reliance on the Black-Scholes Option Pricing Model. The net result of applying this model was that the exercise price for the options was lower, and the number of shares subject to each such option was reduced.

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Options and Warrants:

  The following schedules detail activity related to options for the years ended June 30, 1998, 1999 and 2000:

                                                           Weighted
                                        Optioned            Average
                                         Shares          Option Prices
                                      ------------       -------------

  Options Outstanding, June 30, 1997     1,425,420           $ 4.63
                                      ------------
    Granted                                804,998           $ 6.38
    Exercised                             (189,400)          $ 0.22
    Surrendered or expired                (728,000)          $ 9.59
                                      ------------
  Options Outstanding, June 30, 1998     1,313,018           $ 3.59
                                      ------------

    Granted                                199,000           $ 4.59
    Exercised                             (251,720)          $ 0.20
    Surrendered or expired                 (26,000)          $ 4.00
                                      ------------
 Options Outstanding, June 30, 1999      1,234,298           $ 4.66
                                      ------------

    Granted                                310,000           $ 4.42
    Exercised                             (137,000)          $ 0.13
    Surrendered or expired                (140,966)          $ 6.08
                                      ------------
 Options Outstanding, June 30, 2000      1,266,332           $ 4.67
                                      ============

  All exercisable options outstanding at June 30, 2000 are exercisable at a weighted average exercise price of $4.75. Options outstanding at June 30, 2000, consist of: 327,800 options at a strike price of $0.125 and a remaining contractual life of 1.5 years; 979,532 options at an average strike price of $4.89 (a range of $2.88 to $5.63), and a weighted average remaining contractual life of 7.5 years; and 101,000 options at an average strike price of $11.02 (a range of $7.88 to $14.13), and a weighted average remaining contractual life of 1.9 years.

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

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               2000          1999         1998
                          ------------  ------------  ------------

   Net income (loss)

    As reported           $  3,952,979  $ (8,808,173) $ (3,542,729)

    Pro Forma             $  3,522,851  $ (9,154,224) $ (4,232,401)

  Net income (loss) per
   basic share

    As reported           $       0.23  $      (0.51) $      (0.21)

    Pro Forma             $       0.20  $      (0.53) $      (0.25)

  Net income (loss) per
   diluted share

    As reported           $       0.22  $      (0.51) $      (0.21)

    Pro Forma             $       0.20  $      (0.53) $      (0.25)


   The pro forma amounts were determined using the Black-Scholes model with the following assumptions:


                                  2000          1999         1998
                             ------------  ------------  ------------
   Weighted average
    expected volatility          45.5%         58.9%         64.4%

   Weighted average
    expected option term       5.5 years     5.5 years     3.8 years

   Weighted average
    risk free interest rate      5.4%           4.6%          5.5%

   Forfeiture rate                5%             5%            5%

   Weighted average grant
    fair value                  $2.12          $2.62         $2.28


8.   Major Customers
     ---------------

In each of fiscal years 2000, 1999 and 1998, $8,976,422, $441,102 and
$2,047,142, respectively, of the Company's royalty revenues were received from the same source.

9.   Simplified Employee Pension ("SEP") Plan
     ----------------------------------------

The Company maintains a SEP Plan in which all employees are eligible to participate. The Company contributes a minimum of 3% of an employee's compensation to an account set up for the benefit of the employee. If an employee also chooses to contribute to the SEP Plan through salary reduction

                  ROYAL GOLD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


contributions, the Company will match such contributions to a maximum of 7% of the employee's salary. The Company contributed $82,528, $79,543 and $75,510, in fiscal years 2000, 1999 and 1998, respectively.

10.  Contingencies
------------------

 Casmalia:

  The Company received notice, on March 24, 2000, that the U.S. Environmental Protection Agency ("EPA") has identified Royal Resources, Inc. (Royal Gold's corporate predecessor) as one of 22,000 potentially responsible parties ("PRPs"), along with many oil companies, for clean-up of a fully-permitted hazardous waste landfill at Casmalia, Santa Barbara County, California, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"). The Company's alleged PRP status stems from oil and gas exploration activities undertaken by Royal Resources in California during 1983-84.

  The Company is evaluating its potential for liability in this matter and is gathering relevant information so that it can respond appropriately to the EPA's allegations.

PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Stanley Dempsey: Age 61
-----------------------
Chairman of the Board of Directors and Chief Executive Officer of the Company since April 4, 1988; term expires 2000. President and Chief Operating Officer of the Company from July 1, 1987 to April 4, 1988. From 1984 through June 1986, Mr. Dempsey was a partner in the law firm of Arnold & Porter. During the same period, he was a principal in Denver Mining Finance Company. From 1960 through 1987, Mr. Dempsey was employed by AMAX, Inc. serving in various managerial and executive capacities. Mr. Dempsey is a member of the board of directors of various mining-related associations.

Peter B. Babin: Age 46
----------------------
Class I Director since December 1997. Term Expires 2002. President of the Company since December 10, 1996. Executive Vice President from January 1, 1995 to December 10, 1996. Senior Vice President from July 1, 1993 to January 1, 1995. From 1989 until 1993, Mr. Babin was a consultant to the Company. From 1986 through 1989, Mr. Babin was Senior Vice President and General Counsel of Medserv Corporation, a provider of ancillary health care services.

John W. Goth: Age 73
--------------------
Class I Director Since August 1988; term expires 2000. Executive Director of the Denver Gold Group and past chairman of the Minerals Information Institute. A consultant to the mining industry since 1985. Mr. Goth was formerly a Senior Executive of AMAX, Inc. and Director of Magma Copper Company. He is currently a Director of U.S. Gold Corporation, Qualchem, Inc. (1) (2)

Pierre Gousseland: Age 78
-------------------------
Class II Director since June 1992; term expires 2001. Financial Consultant. From 1977 until January 1986, Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. He is presently a Director of Guyanor Ressources S.A. Formerly, director of the French American Banking Corp. of New York, the American International Group, Inc., Union Miniere, S.A. (Belgium), Degussa AG (Germany), IBM World Trade Europe/Middle East Africa Corporation, and Pancontinental Mining Europe GmbH (Germany). Mr. Gousseland has served on the Chase Manhattan and Creditanstaldt (Vienna, Austria) International Advisory Boards and is past president of the French-American Chamber of Commerce in the United States. (2)

Merritt Marcus: Age 66
----------------------
Class II Director since December 1992; term expires 2001. President and Chief Executive Officer of Marcus Paint Company, a manufacturer of industrial coatings, and Performance Powders, L.L.C., a manufacturer of industrial powder coatings since 1983. Mr. Marcus has served several terms as a director of the National Paint and Coatings Association.

James W. Stuckert: Age 62
-------------------------
Class II Director since September 1989; term expires 2001. Chairman and Chief Executive Officer of Hilliard, Lyons, Inc., Louisville, Kentucky. Mr. Stuckert is also a Director of Hilliard, Lyons, Inc. and Thomas Transportation. He joined Hilliard Lyons in 1962 and served in several capacities prior to being named Chairman in December 1995. Mr. Stuckert is a member of the Hilliard Lyons Trust Company Board. (1) (2)

S. Oden Howell, Jr.: Age 60
---------------------------
Class III Director since December 1993; term expires 2002. President of Howell & Howell Painting Contractors, Inc. and owner of Kessinger Service Industries, LLC. Consultant to H&N Constructors, Inc. From 1972 until 1988, Mr. Howell was Secretary/Treasurer of Howell & Howell, Inc.

Edwin W. Peiker, Jr.: Age 69
----------------------------
Class III Director Since May 1987; term expires 2002. President and chief operating officer of the Company from April 4, 1988 until February 1, 1992. Vice president of engineering of the Company from May 1987 to April 4, 1988. Principal in Denver Mining Finance Company from 1984 until 1986. From 1983 to 1986, Mr. Peiker was engaged in mineral consulting activities. During the period 1966-1983, Mr. Peiker served in a variety of positions with the Climax Molybdenum division of AMAX involved in exploration activities worldwide. (1)

Donald Worth: Age 68
--------------------
Class III Director since April 1999.   Term expires 2002.  Mr. Worth has
been involved in the mining industry since 1949. He formerly was a mining specialist and a vice president of Canadian Imperial Bank of Commerce (Canada). Mr. Worth is a director of Canarc Resource Corporation, Cominco Ltd., Founders Capital Corporation, and Tiomin Resources Inc. He is also a trustee of Labrador Iron Ore Royalty Income Fund, and is involved with several professional associations both in Canada and the United States.

Karen P. Gross: Age 46
----------------------
Vice President of the Company since June of 1994 and Corporate Secretary of the Company since 1989. From 1987 until 1989, Ms. Gross was the Assistant Secretary to the Company. Ms. Gross is in charge of investor relations, public relations and ensuring the Company's compliance with various corporate governance standards.

Donald J. Baker: Age 51
-----------------------
Vice President of the Company since November 1998. From January 1997 until 1999, Mr. Baker was Manager of Corporate Development. From 1994 until 1997, he was a consultant to the Company. Mr. Baker was previously employed with Climax Molybdenum Company and Homestake Mining Company.

John F. Skadow: Age 42
----------------------
Controller of the Company since October 1993. Treasurer of the Company since November 1999. Mr. Skadow was previously employed by Dekalb Energy where he held various accounting and finance positions.

(1) Member of Audit Committee
(2) Member of Compensation Committee

Three officers of the Company have one-year employment agreements that renew for an additional year in February each year.

ITEMS 11, 12, and 13

The information called for by Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," is incorporated by reference to the Company's definitive proxy statement to be filed with respect to the upcoming Annual Meeting of Stockholders to be held November 14, 2000, in Denver, Colorado.

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

 Exhibit
 Number
 -------

 3  (a)  Certificate of Incorporation - Exhibit (b) to the Company's Form
         10-K for the fiscal year ended December 31, 1980.

    (b) Amendment to Certificate of Incorporation - Exhibit (c) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

    (c) Amendments to Articles of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company's Form 10-K for the year ended June 30, 1987.

    (d)  Amendment to Articles of Incorporation dated February 2, 1988 -
         Exhibit 3(f) to the Company's Form 10-K for the year ended June
         30, 1990.

    (e) By-Laws - Exhibit (d) to the Company's Form 10-K, for the fiscal year ended December 31, 1980.

 4  (a)  Shareholders' Rights Agreement Exhibit B to the Company's Form 8-
         A dated September 11, 1997.

10  (a)  Employee Stock Option Plan - Exhibit 4(a) to the Company's Form
         S-8 dated February 6, 1990.

    (b) Directors' Stock Option Plan - Exhibit 4(b) to the Company's Form S-8 dated February 6, 1990.

    (c)  Equity Incentive Plan - filed as part of Def 14A, filed November
         25, 1996.

Exhibit
Number
-------

    (d) Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co., S.A., and Royal Gold, Inc., dated effective March 30, 1998 - Exhibit 10(s) to the Company's Form 10-K for the year ended June 30, 1998.

    (e) Private Agreement between Rakov Pty. Ltd. and Royal Gold, Inc. dated effective March 28, 1998 - Exhibit 10(t) to the Company's Form 10-K for the year ended June 30, 1998.

    (f) Exploration and Development Option Agreement between Placer Dome U.S., Inc. and Royal Gold, Inc. dated effective July 1, 1998 -
         Exhibit 10(v) to the Company's Form 10-K for the year ended June 30, 1998.

    (g) Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999. Item 5 of Form 8-K filed April 12, 1999.

    (h) Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999. Item 5 of Form 8-K filed September 2, 1999.

    (i) Amendment to Equity Incentive Plan - filed as part of Def 14A, filed October 15, 1999.

    (j)  * Consent of Independent Accountants

 21*(a)   The Company and Its Subsidiaries.

         * - Filed herewith.

    (b)  Reports on Form 8-K:
           None.

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

                                  ROYAL GOLD, INC.

Date: September 27, 2000          By: /s/Stanley Dempsey
                                      -------------------------
                                      Stanley Dempsey, Chairman,
                                      Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 27, 2000          By: /s/Stanley Dempsey
                                      -------------------------
                                      Stanley Dempsey, Chairman,
                                      Chief Executive Officer, and Director

Date: September 27, 2000          By: /s/John Skadow
                                      -------------------------
                                      John Skadow
                                      Treasurer and Controller

Date: September 27, 2000          By: /s/Edwin W. Peiker, Jr.
                                      -------------------------
                                      Edwin W. Peiker, Jr.,
                                      Director

Date: September 27, 2000          By: /s/John W. Goth
                                      -------------------------
                                      John W. Goth,
                                      Director

Date: September 27, 2000          By: /s/James W. Stuckert
                                      -------------------------
                                      James W. Stuckert,
                                      Director

Date: September 27, 2000          By: /s/Pierre Gousseland
                                      -------------------------
                                      Pierre Gousseland,
                                      Director

Date: September 27, 2000          By: /s/Merritt E. Marcus
                                      -------------------------
                                      Merritt E. Marcus
                                      Director

Date: September 27, 2000          By: /s/S. Oden Howell, Jr.
                                      -------------------------
                                      S. Oden Howell, Jr.
                                      Director

Date: September 27, 2000          By: /s/Peter B. Babin
                                      -------------------------
                                      Peter B. Babin
                                      Director

Date: September 27, 2000          By: /s/Donald Worth
                                      -------------------------
                                      Donald Worth
                                      Director

