Form 10-Q
period 2000-09-30
ROYAL GOLD INC /DE/
filed 2000-11-14
CIK 85535

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                     --------------------------
                             FORM 10-Q
 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                   Exchange Act of 1934 for the
             Quarterly Period Ended September 30, 2000
                     --------------------------

                     Commission File No. 0-5664


                          ROYAL GOLD, INC.
       ------------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)


                             DELAWARE
  --------------------------------------------------------------
  (State or Other Jurisdiction of Incorporation or Organization)


                             84-0835164
                  --------------------------------
                  (Employer Identification Number)


         1660 WYNKOOP STREET, SUITE 1000, DENVER, COLORADO
         --------------------------------------------------
              (Address of Principal Executive Offices)


                             80202-1132
                             ----------
                             (Zip Code)


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

             YES  X                              NO
                -----                              -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding At
       Class of Common Stock                November 9, 2000
       ---------------------                -----------------
          $.01 PAR VALUE                    17,751,596 SHARES



                                INDEX



PART I:  FINANCIAL INFORMATION                          PAGE

    Item 1.     Financial Statements

           Consolidated Balance Sheets ...................   3-4

           Consolidated Statements of Operations .........     5

           Consolidated Statements of Cash Flows .........     6

           Notes to Consolidated Financial
             Statements .....................................  7

    Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations ................................... 11


PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ................ 13


SIGNATURES .................................................. 14


Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding future revenues, reserves, planned levels of exploration and other expenditures, and plans to rely more on acquisitions than exploration. Factors that could cause actual results to differ materially include, among others, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, results of current or planned exploration activities, the availability of acquisitions, and changes in gold prices, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. Readers should also refer to the risks sections of the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.



                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS



                                      -----------------------------------------
                                                September 30,    June 30,
                                                   2000            2000
                                      -----------------------------------------


Current Assets
   Cash and equivalents                      $  4,522,070      $  4,647,160
   Royalty receivables                          1,425,445         1,761,266
   Prepaid expenses and other                     285,798           235,990
   Available for sale securities                  890,586           920,273
                                              -----------       -----------

Total current assets                            7,123,899         7,564,689
                                              -----------       -----------

Property and equipment, at cost, net            9,146,656         9,337,746

Other Assets                                      499,577           595,147
                                              -----------       -----------

Total Assets                                 $ 16,770,132      $ 17,497,582
                                              ===========       ===========


            The accompanying notes are an integral part of
               these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)
                              (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY


                                      -----------------------------------------
                                                September 30,    June 30,
                                                   2000            2000
                                      -----------------------------------------
Current Liabilities
   Accounts payable                            $    250,998    $    713,580
   Dividend payable                                       0         885,004
   Accrued compensation                             226,842         212,370
   Other                                             58,275          61,292
                                               ------------     -----------
Total current liabilities                           536,115       1,872,246

Other liabilities                                   125,230         124,697

Commitments and contingencies (note 5)

Stockholders' equity
   Common stock, $.01 par value,
    authorized 40,000,000 shares;
    and issued 17,980,822 and 17,910,822
    shares, respectively                            179,808         179,108
   Additional paid-in capital                    55,854,330      55,846,280
   Accumulated other comprehensive income          (429,901)       (400,215)
   Accumulated deficit                          (38,451,820)    (39,080,904)
                                               ------------     -----------
                                                 17,152,417      16,544,269

   Less treasury stock, at cost
   (210,726 shares)                              (1,043,630)     (1,043,630)
                                                -----------     -----------

   Total stockholders' equity                    16,108,787      15,500,639
                                                -----------     -----------

   Total liabilities and stockholders' equity  $ 16,770,132    $ 17,497,582
                                                ===========     ===========


           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                              For the three months ended
                                                    September  30,
                                        ------------------------------------
                                                    2000         1999
                                        ------------------------------------

Royalty revenues                               $  1,537,944  $  2,022,882
Interest and other income                            61,789        86,087
                                                -----------   -----------
Total revenues                                    1,599,733     2,108,969
                                                -----------   -----------

Costs and expenses
  Costs of operations                               209,827       153,453
  General and administrative                        385,835       376,977
  Exploration and lease maintenance
    and holding costs                               133,658       481,157
  Depreciation and depletion                        228,491       212,234
                                                -----------   -----------

Total costs and expenses                            957,811     1,223,821
                                                -----------   -----------

Operating income                                    641,922       885,148

Interest and other expense                                0        15,103
                                                -----------   -----------

Income before income taxes                          641,922       872,751

Income tax expense                                   12,838        17,455
                                                -----------   -----------

Net earnings                                   $    629,084  $    855,296
                                                -----------   -----------

Adjustments to comprehensive income
  Unrealized loss on available for sale
  securities                                        (29,687)            0
                                                -----------   -----------

Comprehensive income                           $    599,397  $    855,296
                                                ===========   ===========

Basic earnings per share                       $       0.04  $       0.05

Basic weighted average shares outstanding        17,740,422    17,222,922

Diluted earnings                               $       0.04  $       0.05

Diluted weighted average shares outstanding      17,872,443    17,532,246


           The accompanying notes are an integral part of these consolidated financial statements.

                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              For the three months ended
                                                    September  30,
                                        ------------------------------------
                                                    2000         1999
                                        ------------------------------------
Cash flows from operating activities
Net earnings                                  $    629,084  $    855,296
                                               -----------   -----------
   Adjustments to reconcile net income to
   net cash used in operating activities:
       Depreciation and depletion                  228,491       212,234
       Other                                        90,550        (1,353)
   (Increase) decrease in:
       Royalty receivables                         335,821    (1,338,386)
       Prepaid expense and other                   (49,808)       (2,297)
   Increase (decrease) in:
       Accounts payable and accrued liabilities   (451,126)       65,160
       Other liabilities                               533        (6,601)
                                               -----------   -----------
   Total adjustments                               154,461    (1,071,243)
                                               -----------   -----------
Net cash provided by (used in) operating
activities                                         783,545      (215,947)
                                               -----------   -----------
Cash flows from investing activities
   Capital expenditures for property and
    equipment                                      (37,401)   (8,107,020)
   Maturity of held-to-maturity securities, net          0     1,000,000
   Purchase of available for sale securities
   Increase in other assets                          5,020        10,000
                                               -----------   -----------
Net cash provided by (used in) investing
activities                                         (32,381)   (7,097,020)
                                               -----------   -----------
Cash flows from financing activities
   Proceeds from issuance of common stock            8,750     1,813,751
   Dividend payment                               (885,004)            0
   Proceeds from issuance of debt                        0     2,000,000
                                               -----------   -----------
Net cash provided by (used in) financing
activities                                        (876,254)    3,813,751
                                               -----------   -----------
   Net increase (decrease) in cash and
   equivalents                                    (125,090)   (3,499,216)
                                               -----------   -----------
Cash and equivalents at beginning of period      4,647,160     4,670,476
                                               -----------   -----------
Cash and equivalents at end of period         $  4,522,070  $  1,171,260
                                               ===========   ===========


          The accompanying notes are an integral part of these consolidated financial statements.

                          ROYAL GOLD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                     ---------------------------

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 2000.

1.    PROPERTY AND EQUIPMENT

      The carrying value of the Company's property and equipment consists of the following components at September 30, 2000:

                                                   Accumulated
                                                  Depreciation
                                       Gross       & Depletion       Net
                                    -----------   ------------   -----------
        Royalties
        GSR1                        $       -     $       -     $       -
        GSR2                                -             -             -
        GSR3                           8,105,020     1,012,627     7,092,393
        Bald Mountain                  2,468,762       882,982     1,585,780
        Mule Canyon                      180,714          -          180,714
        Yamana Resources, Inc.           172,809          -          172,809
                                     -----------   -----------   -----------
      Total royalties                 10,927,305     1,895,609     9,031,696

      Office furniture, equipment
        and improvements                 811,308       696,348       114,960
                                     -----------   -----------   -----------
                                    $ 11,738,613  $  2,591,957  $  9,146,656
                                     ===========   ===========   ===========


      Presented below is a discussion of the status of the Company's current precious metals royalties.

      A.  Pipeline Mining Complex
          -----------------------

          The Company holds two sliding scale gross smelter returns royalties (GSR1 and GSR2) and a fixed gross royalty (GSR3) over the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada.

          The Pipeline Mining Complex is owned by The Cortez Joint Venture, a joint venture between Placer Cortez, Inc. (60%), a subsidiary of Placer Dome Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

      B.  Bald Mountain
          -------------

          Effective January 1, 1998, the Company purchased a 50% undivided interest in a sliding-scale net smelter returns royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada.

          Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc.

      C.  Mule Canyon
          -----------

          In fiscal 1999, the Company purchased a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Gold Company and located in Lander County, Nevada.

      D.  Yamana Resources
          ----------------

          In fiscal 2000, the Company purchased a 2% NSR royalty on Yamana Resources' properties in Argentina.

2.    AVAILABLE FOR SALE SECURITIES

      During fiscal 2000, the Company acquired three million units of the securities of Yamana Resources, Inc. for $1,293,480. Each unit consists of one share and one-half warrant to purchase an additional share for Cdn $0.50 per share, until February 2003. The Company had an unrealized loss of $429,901 on these securities at September 30, 2000. The unrealized loss for the three months ended September 30, 2000 was $29,687.

3.    EARNINGS PER SHARE COMPUTATION

                  For the three months ended September 30, 2000

                                      Income        Shares      Per-Share
                                    (Numerator)  (Denominator)   Amount
                                    -----------  -------------  ---------
      BASIC EPS
      Earnings to
       common stockholders         $    629,084     17,740,422 $     0.04

      Effect of dilutive
        securities
      Options                              -           132,021        -
                                    -----------    -----------   --------

      DILUTED EPS                  $    629,084     17,872,443  $    0.04
                                    ===========    ===========   ========


      At September 30, 2000, options to purchase 1,000,532 shares of common stock were outstanding, at an average price of $5.66 per share, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.


            For the three months ended September 30, 1999

                                       Income        Shares     Per-Share
                                    (Numerator)   (Denominator)   Amount
                                    -----------    -----------   --------

      BASIC EPS
      Earnings to
       common stockholders         $    855,296     17,222,922  $    0.05
                                    -----------    -----------   --------
      Effect of dilutive
       securities
      Options                             -            309,324        -
                                    -----------    -----------   --------

      DILUTED EPS                  $    855,296     17,532,246  $    0.05
                                    ===========    ===========   ========

      At September 30, 1999, options to purchase 693,498 shares of common stock were outstanding, at an average price of $6.35 per share, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

4.    FINANCIAL ACCOUNTING STANDARDS NO. 133

      In June 1998, the Financial Accounting Standards Board ("FASB") issues Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (July 1, 2000 for the Company), and establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has been engaged in limited trading activities utilizing puts. In the near term, the Company will continue to mark its open positions to market and record the difference in the carrying value to current earnings. During the first three months of fiscal 2001, the Company recorded mark to market losses of approximately $90,000 in operations related to these puts.

5.    COMMITMENTS AND CONTINGENCIES

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

      By letter dated June 14, 2000, the Company has provided the EPA certain exculpatory information. The EPA has not yet responded.

6.    GENERAL

      The unaudited financial statements as of September 30, 2000 and for the three months ended September 30, 2000 and 1999, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 2000.

      Royal Gold is engaged in the acquisition of precious metals royalties and in the exploration and development of precious metals properties.

      The Company seeks to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. The Company also explores and develops properties thought to contain precious metals and seeks to obtain royalty and other carried ownership interests in other mining companies. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.


                            ROYAL GOLD, INC.
              ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had a working capital surplus of $6,587,784. Current assets were $7,123,899, compared to current liabilities of $536,115, for a current ratio of 13 to 1. This compares to current assets of $7,564,689, and current liabilities of $1,872,246, at June 30, 2000, resulting in a current ratio of 4 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty revenues and interest income. During the first three months of fiscal 2001, the Company received $1,452,556 from its royalty interests at the Pipeline Mining Complex, and $85,388 from its royalty interest at Bald Mountain. The Company also earned $61,789 in interest income on its cash and marketable securities portfolio during the three month period.

Management believes its cash resources will be adequate to fund planned operations for the foreseeable future. For fiscal 2001, the Company anticipates royalty revenues of $8.4 million, at a $275 gold price, based on production estimates by Cortez of 1,000,000 ounces of gold at the Pipeline Mining Complex during calendar year 2000. Depletion and depreciation from this production is estimated to be $1.7 million. The Company has also budgeted general and administrative expenses of approximately $1.7 million, cost of operations of approximately $0.6 million and exploration and property holding costs of approximately $0.8 million. The Company estimates interest income of $0.4 million and income taxes of $0.1 million. These amounts could increase or decrease significantly, at any time during the fiscal year, based on actual production levels achieved by Cortez, the gold price, and decisions about releasing or acquiring additional properties, among other factors. The Company will evaluate acquisition opportunities and may use cash or stock for these acquisitions. Acquisitions have become a more important part of the Company's growth strategy and could be substantial, while exploration is becoming less important.


RESULTS OF OPERATIONS

For the quarter ended September 30, 2000, compared to the quarter ended
-----------------------------------------------------------------------
September 30, 1999
------------------

For the quarter ended September 30, 2000, the Company reported net earnings of $629,084 or $0.04 per basic share, as compared to net earnings of $855,296, or $0.05 per basic share, for the quarter ended September 30, 1999.

Royalty revenues for the current quarter decreased to $1,537,944, compared to $2,022,882 for the quarter ended September 30, 1999. The decrease in royalty revenues is attributable to lower grades of processed ore which resulted in lower production from the Pipeline mine and no royalties from the Company's 10% GSR royalty which has been exhausted. (The 10% GSR provided approximately $600,000 in royalty revenues in the quarter ended September 30, 1999.) These effects were offset by a higher realized gold price during the current quarter and a higher rate on our GSR1 sliding-scale royalty.

Costs of operations increased to $209,827 for the quarter ended September 30, 2000, compared to $153,453 for the quarter ended September 30, 1999, primarily because of the mark to market of the gold hedging position.

General and administrative costs of $385,835 for the current quarter were comparable with $376,977 for the quarter ended September 30, 1999.

Exploration and lease maintenance and holding costs of $133,658 for the quarter ended September 30, 2000, decreased from $481,157 for the quarter ended September 30, 1999, primarily because the Company has significantly curtailed its exploration activity.

Depreciation, depletion, and amortization costs increased from $212,234 to $228,491 for the quarter ended September 30, 2000, primarily relating to a full quarter of depletion relating to the Company's GSR3 interest at the Pipeline Mining Complex, partially offset by lower depletion rates on GSR3 and the Bald Mountain royalty.

Interest income decreased from $86,087 for the quarter ended September 30, 1999, to $61,789 for the quarter September 30, 2000, primarily due to decreased funds available for investing.

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 2000.


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


                                 ROYAL GOLD, INC.
                                   (Registrant)


Date: November 13, 2000        By:  /s/ Stanley Dempsey
                                    ---------------------------
                                    Stanley Dempsey
                                    Chairman of the Board and
                                    Chief Executive Officer



Date: November 13, 2000       By:   /s/ John Skadow
                                    ---------------------------
                                    John Skadow
                                    Controller and Treasurer



