Form 10-Q
period 2000-12-31
ROYAL GOLD INC /DE/
filed 2001-02-08
CIK 85535

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    ----------------------------------
           FORM 10-Q Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 for the
                    Quarterly Period Ended December 31, 2000
                    ----------------------------------
                        Commission File No.  0-5664

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

                              NOT APPLICABLE
             --------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X                    NO
                            --                      --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                Outstanding At February 2, 2001
     ----------------------               -------------------------------
         $.01 PAR VALUE                           17,751,596 SHARES

                                   INDEX


PART I:     FINANCIAL INFORMATION                                        PAGE
                                                                         ----

     Item 1.     Financial Statements

                 Consolidated Balance Sheets..............................3

                 Consolidated Statements of Operations....................5

                 Consolidated Statements of Cash Flows....................7

                 Notes to Consolidated Financial Statements...............9


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................14


PART II.    OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K........................18

SIGNATURES...............................................................19


Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected revenues, reserves, planned levels of expenditures, and that the Company envisions that further growth will more likely occur as a result of acquisitions, rather than because of successful exploration. Factors that could cause actual results to differ materially from the projections incorporated herein include, among others, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, the availability of acquisitions, and changes in gold prices, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. Readers should also refer to the "risks" section of the Company's Annual Report on Form 10-K, for the year ended June 30, 2000, as filed with the Securities and Exchange Commission.






                     ROYAL GOLD, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                           ------------------------------------
                                           December 31,             June 30,
                                               2000                   2000
                                           ------------------------------------

Current assets
   Cash and equivalents                    $   5,453,523       $    4,647,160
   Royalty receivables                         1,183,330            1,761,266
   Prepaid expenses and other                    303,901              235,990
   Available for sale securities                 466,924              920,273
                                            ------------         ------------
Total current assets                           7,407,678            7,564,689
                                            ------------         ------------
Property and equipment, at cost, net           8,363,890            9,337,746


Other assets                                     528,898              595,147
                                            ------------         ------------
Total assets                               $  16,300,466        $  17,497,582
                                            ============         ============





                   The accompanying notes are an integral part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
                               (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                           ------------------------------------
                                           December 31,             June 30,
                                               2000                   2000
                                           ------------------------------------

Current liabilities
   Accounts payable                        $     351,814        $     713,580
   Dividend payable                                    0              885,004
   Accrued compensation                          305,000              212,370
   Other                                          43,609               61,292
                                            ------------         ------------
Total current liabilities                        700,423            1,872,246

Other liabilities                                125,763              124,697

Commitments and contingencies (note 5)

Stockholders' equity
   Common stock, $.01 par value,
     authorized 40,000,000 shares;
     and issued 17,980,822 and
     17,910,822 shares, respectively             179,808              179,108

   Additional paid-in capital                 55,854,330           55,846,280

   Accumulated other comprehensive income       (853,563)            (400,215)

   Accumulated deficit                       (38,609,423)         (39,080,904)
                                            ------------         ------------
                                              16,571,152           16,544,269

   Less treasury stock, at cost
     (229,226 and 210,726 shares,
     respectively)                            (1,096,872)          (1,043,630)
                                            ------------         ------------

   Total stockholders' equity                 15,474,280           15,500,639
                                            ------------         ------------
   Total liabilities and stockholders'
     equity                               $   16,300,466        $  17,497,582
                                           =============         ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                              For the three months ended
                                                      December 31,
                                           ------------------------------------
                                                 2000              1999
                                           ------------------------------------

Royalty revenues                           $   1,405,106      $   3,007,747
Interest and other income                         79,807             64,755
                                            ------------       ------------
Total revenues                                 1,484,913          3,072,502

Costs and expenses
   Costs of operations                           125,237            219,430
   General and administrative                    472,838            646,971
   Exploration costs                             249,442            735,291
   Depreciation and depletion                    308,000            403,251
   Impairment of royalty interest                490,215                  0
                                            ------------       ------------
Total costs and expenses                       1,645,732          2,004,943

Operating income (loss)                         (160,819)         1,067,559

Interest and other expense                             0             49,297
                                            ------------       ------------
Income (loss) before income taxes               (160,819)         1,018,262
Income tax expense (benefit)                       3,216             20,365
                                            ------------       ------------
Net earnings (loss)                        $    (157,603)     $     997,897
                                            ============       ============

Adjustments to comprehensive income             (423,662)                 0
                                            ------------       ------------
Comprehensive income                       $     581,662      $     997,897
                                            ============        ===========

Basic earnings (loss) per share                    (0.01)              0.06
Basic weighted average shares
  outstanding                                 17,763,862         17,578,792

Diluted earnings (loss) per share                  (0.01)              0.06
Diluted weighted average shares
  outstanding                                 17,763,862         17,866,337



                   The accompanying notes are an integral part of these consolidated financial statements.

                    ROYAL GOLD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                               (Unaudited)


                                              For the six months ended
                                                      December 31,
                                           ------------------------------------
                                                 2000              1999
                                           ------------------------------------

Royalty revenues                           $   2,943,050      $   5,030,630
Interest and other income                        141,595            150,842
                                            ------------       ------------
Total revenues                                 3,084,645          5,181,472

Costs and expenses
   Costs of operations                           335,063            372,882
   General and administrative                    858,673          1,023,947
   Exploration costs                             383,100          1,216,448
   Depreciation and depletion                    536,491            615,486
   Impairment of royalty interest                490,215                  0
                                            ------------       ------------
Total costs and expenses                       2,603,542          3,228,763

Operating income                                 481,103          1,952,709

Interest and other expense                             0             61,695
                                            ------------       ------------
Income before income taxes                       481,103          1,819,014
Income tax expense                                 9,622             37,820
                                            ------------       ------------
Net earnings                                     471,481          1,853,194
                                            ============       ============

Adjustments to comprehensive income             (453,349)                 0
                                            ------------       ------------
Comprehensive income                              18,132          1,853,194
                                            ============       ============

Basic earnings per share                            0.03               0.11
Basic weighted average shares
  outstanding                                 17,749,025         17,400,857

Diluted earnings per share                          0.03               0.10
Diluted weighted average shares
  outstanding                                 17,867,981         17,688,402



                   The accompanying notes are an integral part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                               For the six months ended
                                                      December 31,
                                           ------------------------------------
                                                 2000              1999
                                           ------------------------------------
Cash flows from operating activities
Net earnings                               $     471,481      $   1,853,194
   Adjustments to reconcile net income
     to net cash used in operating
     activities:
      Depreciation and depletion                 536,491            615,486
      Impairment of royalty interest             490,215                  0
      Other                                       66,249            141,945

(Increase) decrease in:
   Royalty receivables                           577,936         (2,269,653)
   Prepaid expense and other                     (67,911)            24,137

Increase (decrease) in:
   Accounts payable and accrued liabilities     (286,818)           415,088
   Other liabilities                               1,066            (13,200)
                                            ------------       ------------
   Total adjustments                           1,317,228         (1,086,197)
                                            ------------       ------------
Net cash provided by operating activities      1,788,709            766,997

Cash flows from investing activities
   Capital expenditures for property and
     equipment                                   (52,850)        (8,115,315)
   Maturity of held-to-maturity
     securities                                        0          2,000,000
   Increase in other assets                            0             22,000
                                            ------------       ------------
Net cash used in investing activities      $     (52,850)     $  (6,093,315)
                                            ------------       ------------



                    The accompanying notes are an integral part of these consolidated financial statements.

                     ROYAL GOLD, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                               (Unaudited)

                                               For the six months ended
                                                      December 31,
                                           ------------------------------------
                                                 2000              1999
                                           ------------------------------------

Cash flows from financing activities
   Purchase of common stock                $     (53,242)     $           0
   Proceeds from issuance of common stock          8,750          1,813,750
   Dividend payment                             (885,004)                 0
   Proceeds from issuance of debt                      0          2,000,000
                                            ------------       ------------
Net cash provided by (used in) financing
  activities                                    (929,496)         3,813,750
                                            ------------       ------------
   Net increase (decrease) in cash and
     cash equivalents                            806,363         (1,512,568)
                                            ------------       ------------
Cash and cash equivalents at beginning
 of period                                     4,647,160          4,670,476
                                            ------------       ------------
Cash and cash equivalents at end of
 period                                    $   5,453,523      $   3,157,908
                                            ============       ============





                    The accompanying notes are an integral part of these consolidated financial statements.

                             ROYAL GOLD, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                       --------------------------

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 2000.

1.     PROPERTY AND EQUIPMENT

     The carrying value of the Company's property and equipment consists of the following components at December 31, 2000:

                                                   Accumulated
                                                   Depreciation
                                        Cost       & Depletion        Net
                                    ------------   ------------   ------------

       Royalties
          GSR1                      $       -     $      -       $      -
          GSR2                              -            -              -
          GSR3                         1,978,547       966,894      6,879,794
          Bald Mountain                2,468,762     1,457,109      1,011,653
          Mule Canyon                    180,714         -            180,714
          Yamana Resources, Inc.         172,809         -            172,809
                                     -----------   -----------    -----------
       Total Royalties                10,437,090     2,192,120      8,244,970

       Office furniture, equipment
         and improvements                826,757       707,837        118,920
                                     -----------   -----------    -----------
                                    $ 11,263,847  $  2,899,957   $  8,363,890
                                     ===========   ===========    ===========

     Presented below is a discussion of the status of the Company's current precious metals royalties.

       A.     Pipeline Mining Complex
              -----------------------

           The Company holds two sliding scale gross smelter returns royalties (GSR1 and GSR2) and a fixed-rate gross royalty (GSR3) over the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada.

           The Pipeline Mining Complex is owned by The Cortez Joint Venture, a joint venture between Placer Cortez, Inc., a subsidiary of Placer Dome Inc. (60%), and Kennecott Explorations (Australia) Ltd., a subsidiary of Rio Tinto (40%).



                             ROYAL GOLD, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                       --------------------------

       B.     Bald Mountain
              -------------

           Effective January 1, 1998, the Company purchased a 50% undivided interest in a 3.50% net smelter returns royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. The Company recorded an impairment of $490,215 in the quarter ended December 31, 2000, because the carrying amount exceeded the fair market value.

       C.     Mule Canyon
              -----------

           In fiscal 1999, the Company purchased a 5% net smelter returns ("NSR") royalty on a portion of the Mule Canyon mine, operated by Newmont Gold Company and located in Lander County, Nevada.

       D.     Yamana Resources, Inc.
              ---------------------

           In fiscal 2000, the Company purchased a 2% net smelter returns royalty on Yamana Resources' properties in Argentina.

2.     AVAILABLE FOR SALE SECURITIES

     During fiscal 2000, the Company acquired three million units of the securities of Yamana Resources, Inc. for $1,293,480. Each unit consists of one share and one-half warrant to purchase an additional share for Cdn $0.50 per share, until February 2003. The Company had an unrealized loss of $853,564 on these securities at December 31, 2000. The unrealized loss for the six months ended December 31, 2000 was $453,349.



                             ROYAL GOLD, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                       --------------------------

3.     EARNINGS PER SHARE COMPUTATION

                                  For the six months ended December 31, 2000

                                     Income         Shares         Per-Share
                                   (Numerator)   (Denominator)       Amount
                                  ------------    ------------    ------------
       BASIC EPS
       Earnings to common
         stockholders             $    468,265     17,749,025   $       0.03
       Effect of dilutive
         securities
       Options                            -           118,955           -
                                   -----------    -----------    -----------
       DILUTED EPS                $    468,265     17,867,981   $       0.03
                                   ===========    ===========    ===========

     At December 31, 2000, options to purchase 911,634 shares of common stock were outstanding, at an average price of $5.36 per share, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

     For the three months ended December 31, 2000, options to purchase 265,800 shares of common stock were outstanding, at an average price of $1.59 per share, but were not included in the computation of diluted EPS because they are anti-dilutive.


                                  For the six months ended December 31, 1999

                                     Income         Shares         Per-Share
                                   (Numerator)   (Denominator)       Amount
                                  ------------    ------------    ------------
       BASIC EPS
       Earnings to common
         stockholders             $  1,853,194     17,400,857   $       0.11
       Effect of dilutive
         securities
       Options                            -           287,545           -
                                   -----------    -----------    -----------
       DILUTED EPS                $  1,853,194     17,688,402   $       0.10
                                   ===========    ===========    ===========


                             ROYAL GOLD, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                       --------------------------

                                  For the three months ended December 31, 1999

                                     Income         Shares         Per-Share
                                   (Numerator)   (Denominator)       Amount
                                  ------------    ------------    ------------
       BASIC EPS
       Earnings to common
         stockholders             $    997,897     17,578,792   $       0.06
       Effect of dilutive
         securities
       Options                            -           287,545           -
                                   -----------    -----------    -----------
       DILUTED EPS                $    997,897     17,866,337   $       0.06
                                   ===========    ===========    ===========

     At December 31, 1999, options to purchase 1,005,532 shares of common stock were outstanding, at an average price of $5.66 per share, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the market price of the common shares at December 31, 1999.


4.     FINANCIAL ACCOUNTING STANDARDS NO. 133

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (the fiscal year commencing July 1, 2000, for the Company), and establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has been engaged in limited trading activities utilizing puts. In the near term, the Company will continue to mark its open positions to market and record the difference in the carrying value to current earnings. During the first six months of fiscal 2001, the Company recorded mark to market losses of $53,428 in operations related to previously-purchased puts.


                             ROYAL GOLD, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                       --------------------------

5.     COMMITMENTS AND CONTINGENCIES

       Casmalia
       --------
     The Company received notice, on March 24, 2000, that the U.S. Environmental Protection Agency ("EPA") has identified Royal Resources, Inc. (Royal Gold's corporate predecessor) as one of 22,000 potentially responsible parties ("PRPs"), along with many oil companies, for clean-up of a fully-permitted hazardous waste landfill at Casmalia, Santa Barbara, California, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"). The Company's alleged PRP status stems from oil and gas exploration activities undertaken by Royal Resources in California during 1983-84.

     By letter dated June 14, 2000, the Company has provided the EPA certain exculpatory information. The EPA has not yet responded.

6.     LINE OF CREDIT

     The Company has entered into a line of credit agreement with HSBC Bank USA for the purpose of purchasing cash-flowing royalty assets. This facility has an initial borrowing capacity of up to $10 million. Repayment of any loan under the line of credit will be secured by a mortgage on the Company's GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of the Company's royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. The term of the facility will mature in June 2005, but the line of credit can be extended under two one-year options.

7.    GENERAL

     The unaudited financial statements as of December 31, 2000 and for the three months and the six months ended December 31, 2000 and 1999, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 2000.



                                ROYAL GOLD, INC.
                   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Royal Gold is engaged in the acquisition and management of precious metals royalties. The Company seeks to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. The Company also explores and develops properties thought to contain precious metals and seeks thereby to create or obtain royalties and other carried ownership interests. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had a working capital surplus of $6,707,255. Current assets were $7,407,678, compared to current liabilities of $700,423, for a current ratio of 11 to 1. This compares to current assets of $7,564,889, and current liabilities of $1,872,246, at June 30, 2000, resulting in a current ratio of 4 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty revenues and interest income. During the first six months of fiscal 2001, the Company received $2,759,843 from its royalty interests at the Pipeline Mining Complex, and $183,208 from its royalty interest at Bald Mountain. The Company also earned $141,595 in interest income on its cash and marketable securities portfolio during the six month period. The Company has secured a $10 million facility that is available for the purchase of cash-flowing royalty assets. Management believes its cash resources will be adequate to fund planned operations for the foreseeable future.

For fiscal 2001, the Company anticipates royalty revenues of $7.6 million, at a $275 gold price for the remainder of the fiscal year (down from $8.4 million), based on production estimates by Cortez of 1,000,000 ounces of gold at the Pipeline Mining Complex during calendar year 2001. Revenue is projected at $6.0 million if the gold price remains at or about $265 for the remainder of the fiscal year. (At gold price of $270.00 to $309.99, the Company's GSR1 royalty rate is 2.25%. At a gold price of $250.00 to $269.99, the Company's GSR1 royalty rate is 1.3%.) Depletion and depreciation from this production is estimated to be $1.7 million. The Company has also budgeted general and administrative expenses of approximately $1.7 million, cost of operations of approximately $0.6 million and exploration and property holding costs of approximately $0.8 million. The Company estimates interest income of $0.4 million and income taxes of $0.1 million. These amounts could increase or decrease significantly, at any time during the fiscal year, based on actual production levels achieved by Cortez, changes in the gold price, and the Company's decisions about releasing or acquiring additional properties, among other factors. The Company continuously evaluates acquisition opportunities and may use cash or stock for these acquisitions. Acquisitions have become a more important part of the Company's growth strategy and could be substantial, while exploration is becoming less important.


                              ROYAL GOLD, INC.
               ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the quarter ended December 31, 2000, compared to the quarter ended
----------------------------------------------------------------------
December 31, 1999.
-----------------

For the quarter ended December 31, 2000, the Company reported a net loss of $157,603 or $0.01 per basic share, as compared to net earnings of $997,897, or $0.06 per basic share, for the quarter ended December 31, 1999.

Royalty revenues for the current quarter decreased to $1,405,106, compared to $3,007,747 for the quarter ended December 31, 1999. The decrease in royalty revenues is attributable to lower gold prices for the quarter which resulted in a lower royalty rate on our GSR1 sliding scale royalty. Also, no royalties were received from the Company's 10% GSR royalty, which has now been exhausted. (The 10% GSR provided approximately $500,000 in royalty revenues in the quarter ended December 31, 1999.)

Costs of operations decreased to $125,237 for the quarter ended December 31, 2000, compared to $219,430 for the quarter ended December 31, 1999, primarily because of the decrease in expenditures related to Nevada net proceeds tax owing on the lower royalty revenues.

General and administrative costs of $472,383 for the current quarter decreased compared to $646,971 for the quarter ended December 31, 1999, primarily because of non-recurring severance costs and a non-recurring stock grant to non-employee directors in the quarter ended December 31, 1999.

Exploration expenditures of $249,442 for the quarter ended December 31, 2000, decreased from $735,291 for the quarter ended December 31, 1999, primarily because of decreased activity at the Milos Gold project.

In the current quarter, the Company recorded an impairment related to its royalty interest at Bald Mountain by $490,215, because of the operator's revised reserve estimates. (See Reserves.)

Depreciation, depletion, and amortization costs decreased from $403,251 to $308,000 for the quarter ended December 31, 2000, primarily relating to a lower depletion rate on GSR3.

Interest income of $79,807 for the quarter ended December 31, 2000 was comparable to $64,755 for the quarter ended December 31, 1999.



                              ROYAL GOLD, INC.
               ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended December 31, 2000, compared to the six months ended
----------------------------------------------------------------------------
December 31, 1999.
-----------------

For the six months ended December 31, 2000, the Company reported net earnings of $471,481, or $0.03 per basic share, as compared to net earnings of $1,853,194, or $0.11 per basic share, for the six months ended December 31, 1999.

Royalty revenues for the current six month period decreased to $2,943,050, compared to $5,030,630 for the six months ended December 31, 1999. The decrease in royalty revenues is primarily attributable to lower gold prices during the quarter ended December 31, 2000, which resulted in a lower royalty rate on our GSR1 sliding scale royalty. Also, no royalties were received from the Company's 10% GSR royalty which has been exhausted. (The 10% GSR provided approximately $1,100,000 in royalty revenues in the six months ended December 31, 1999.)

Cost of operations decreased to $335,063 for the six months ended December 31, 2000, compared to $372,882 for the six months ended December 31, 1999, primarily because of the decrease in expenditures related to Nevada net proceeds tax owing on the lower royalty revenues offset by mark to market of puts in the current year.

General and administrative costs of $858,673 for the six months ended December 31, 2000 decreased from $1,023,947 for the six months ended December 31, 1999, primarily because of non-recurring severance costs and a non-recurring stock grant to non-employee directors in the quarter ended December 31, 1999.

Exploration expenditures of $383,100 for the six months ended December 31, 2000 decreased from $1,216,448 for the six months ended December 31, 1999, primarily because of decreased activity at the Milos Gold project.

In the current quarter, the Company recorded an impairment related to its royalty interest at Bald Mountain by $490,215, because of the operator's revised reserve estimates. (See Reserves.)

Depreciation, depletion, and amortization costs decreased from $615,486 to $536,941 for the six months ended December 31, 2000, primarily relating to a lower depletion rate on GSR3.

Interest income of $141,595 for the six months ended December 31, 1999 was comparable to $150,842 for the six months ended December 31, 2000.



                         ROYAL GOLD, INC.
               ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESERVES

Pipeline Mining Complex
-----------------------
The Company has been advised by Placer Dome U.S. Inc. ("PDUS"), the 60% owner and operator of Cortez Gold Mines, that Cortez has updated the reserve estimates for the Pipeline Mining Complex, as of December 31, 2000, using a gold price of $300 per ounce. As of December 31, 2000, proven and probable reserves at the Pipeline Mining Complex were 151.3 million tons, at an average grade of 0.047 ounces of gold per ton, or approximately 7.1 million contained ounces of gold.

In addition to the proven and probable reserves, the operator reports that the Pipeline Mining Complex contains approximately 60.2 million tons of mineralized material, at an average grade of 0.047 ounces of gold per ton. Approximately 38 million tons of this material, at average grade of 0.043 ounces of gold per ton, is subject to the Company's GSR2 royalty.

Bald Mountain Mine
------------------
PDUS, the operator of the Bald Mountain Mine, reports that as of December 31, 2000, at a $300 gold price, the proven and probable reserves related to Royal Gold's royalty include 11.5 million tons of ore, at an average grade of 0.029 ounces of gold per ton, or approximately 332,000 contained ounces of gold. In addition to the proven and probable reserves, the operator reports that the portion of the Bald Mountain property subject to the Company's royalty contains additional mineralization of 9.1 million tons of mineralized material, at an average grade of 0.076 ounces per ton of gold.


PART II: OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K
            --------------------------------

     (a)    Exhibits
            --------

            HSBC documents:
              Loan Agreement between Royal Gold, Inc. and HSBC Bank USA Promissory Note
              Mortgage, Deed of Trust, Security Agreement, Pledge and Financing
                Statement

     (b)    Reports on Form 8-K
            -------------------

            None



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROYAL GOLD, INC.
                                     (Registrant)



Date: February 8, 2001               By:/s/ Stanley Dempsey
                                        --------------------
                                        Stanley Dempsey
                                        Chairman of the Board and
                                        Chief Executive Officer




Date: February 8, 2001              By:/s/ John Skadow
                                       ---------------------
                                       John Skadow
                                       Controller and Treasurer



