Form 10-Q
period 2001-03-31
ROYAL GOLD INC /DE/
filed 2001-05-10
CIK 85535

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      -----------------------------------
           FORM 10-Q Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 for the
                     Quarterly Period Ended March 31, 2001
                      -----------------------------------

                          Commission File No.  0-5664

                               ROYAL GOLD, INC.
                               ----------------
            (Exact Name of Registrant as Specified in its Charter)

                                  DELAWARE
                                  --------
        (State or Other Jurisdiction of Incorporation or Organization)

                                 84-0835164
                                 ----------
                     (Employer Identification Number)

              1660 WYNKOOP STREET, SUITE 1000, DENVER, COLORADO
              -------------------------------------------------
                 (Address of Principal Executive Offices)

                                 80202-1132
                                 ----------
                                 (Zip Code)

                               (303) 573-1660
                               --------------
             (Registrant's Telephone Number, including Area Code)

                                 NOT APPLICABLE
                                 --------------
               (Former Name, Former Address and Former Fiscal Year, If
                        Changed Since Last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
 1934 during the preceding 12 months, and (2) has been subject to such filing
        requirements for the past 90 days.  Yes  X      No
                                                 -----      -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock                Outstanding At May 2, 2001
         ---------------------                --------------------------

           $.01 PAR VALUE                           17,751,596 SHARES


                              INDEX


PART I:     FINANCIAL INFORMATION                                         PAGE


            Item 1.     Financial Statements

                        Consolidated Balance Sheets. . . . . . . . . . . . .3

                        Consolidated Statements of Operations. . . . . . . .5

                        Consolidated Statements of Cash Flows. . . . . . . .7

                        Notes to Consolidated Financial Statements . . . . .9

            Item 2.     Management's Discussion and Analysis of Financial
                             Condition and Results of Operations . . . . . .15


PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . .18


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected revenues, reserves, planned levels of expenditures, and that the Company envisions that further growth will more likely occur as a result of acquisitions, rather than because of exploration. Factors that could cause actual results to differ materially from the projections incorporated herein include, among others, changes in gold prices, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, and the availability of acquisitions, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. Readers should also refer to the "risks" section of the Company's Annual Report on Form 10-K, for the year ended June 30, 2000, as filed with the Securities and Exchange Commission.


                   ROYAL GOLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                               ASSETS


                                                    -------------------------
                                                     March 31,       June 30,
                                                       2001            2000
                                                    -------------------------
Current assets
  Cash and equivalents                             $  5,781,735  $  4,647,160
  Royalty receivables                                 1,139,799     1,761,266
  Prepaid expenses and other                            236,843       235,990
  Available for sale securities                         861,633       920,273
                                                    -----------   -----------

Total current assets                                  8,020,010     7,564,689
                                                    -----------   -----------
Property and equipment, at cost, net                  8,039,526     9,337,746

Other assets                                            491,086       595,147
                                                    -----------   -----------

Total assets                                       $ 16,550,622  $ 17,497,582
                                                    ===========   ===========

                 The accompanying notes are an integral part
                  of these consolidated financial statements
                                   3


                   ROYAL GOLD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    -------------------------
                                                     March 31,       June 30,
                                                       2001            2000
                                                    -------------------------
Current liabilities
  Accounts payable                                 $    330,059  $    713,580
  Dividend payable                                            0       885,004
  Accrued compensation                                   75,000       212,370
  Other                                                  41,282        61,292
                                                    -----------   -----------
Total current liabilities                               446,341     1,872,246

Other liabilities                                       126,296       124,697

Commitments and contingencies (note 5)

Stockholders' equity
  Common stock, $.01 par value,  authorized
    40,000,000 shares; and issued 17,980,822
    and 17,910,822 shares, respectively                 179,808       179,108

  Additional paid-in capital                         55,854,330    55,846,280

  Accumulated other comprehensive income               (708,855)     (400,215)

  Accumulated deficit                               (38,250,426)  (39,080,904)
                                                    -----------   -----------

                                                     17,074,857    16,544,269
  Less treasury stock, at cost
   (229,226 and 210,726 shares, respectively)        (1,096,872)   (1,043,630)
                                                    -----------   -----------

  Total stockholders' equity                         15,977,985    15,500,639
                                                    -----------   -----------

  Total liabilities and stockholders' equity       $ 16,550,622  $ 17,497,582
                                                    ===========   ===========

                 The accompanying notes are an integral part
                  of these consolidated financial statements
                                   4


                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                   For the three months ended
                                                            March 31,
                                                    -------------------------
                                                       2001            2000
                                                    -------------------------
Royalty revenues                                   $  1,446,010  $  2,391,903
Interest and other income                                74,595        67,453
                                                    -----------   -----------
Total revenues                                        1,520,605     2,459,356
                                                    -----------   -----------
Costs and expenses
  Costs of operations                                   147,591       150,575
  General and administrative                            457,175       368,913
  Exploration costs                                     207,140       426,664
  Depreciation and depletion                            330,456       307,488
                                                    -----------   -----------
Total costs and expenses                              1,142,362     1,253,640
                                                    -----------   -----------
Operating income                                        378,243     1,205,716

Interest and other expense                               11,920        40,101
                                                    -----------   -----------
Income before income taxes                              366,323     1,165,615
Income tax expense                                        7,326        23,312
                                                    -----------   -----------
Net earnings                                       $    358,997  $  1,142,303
                                                    ===========   ===========

Adjustments to comprehensive income                     144,709      (165,493)
                                                    -----------   -----------

Comprehensive income                               $    503,706  $    976,810
                                                    ===========   ===========

Basic earnings per share                                   0.02          0.06
Basic weighted average shares outstanding            17,751,596    17,641,327

Diluted earnings per share                                 0.02          0.06

Diluted weighted average shares outstanding          17,866,905    17,873,527


                 The accompanying notes are an integral part
                  of these consolidated financial statements
                                   5


                   ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                              (Unaudited)


                                                   For the nine months ended
                                                            March 31,
                                                   -------------------------
                                                       2001            2000
                                                    -------------------------
Royalty revenues                                   $  4,389,061  $  7,422,531
Interest and other income                               216,191       218,295
                                                    -----------   -----------
Total revenues                                        4,605,252     7,640,826
                                                    -----------   -----------

Costs and expenses
  Costs of operations                                   482,655       523,457
  General and administrative                          1,315,848     1,392,860
  Exploration costs                                     590,240     1,643,112
  Depreciation and depletion                            866,947       922,974
  Impairment of royalty interest                        490,215             0
                                                    -----------   -----------

Total costs and expenses                              3,745,905     4,482,403
                                                    -----------   -----------

Operating income                                        859,347     3,158,423

Interest and other expense                               11,920       101,795
                                                    -----------   -----------

Income before income taxes                              847,427     3,056,628
Income tax expense                                       16,949        61,132
                                                    -----------   -----------

Net earnings                                       $    830,478  $  2,995,496
                                                    ===========   ===========

Adjustments to comprehensive income                    (308,640)    (165,493)
                                                    -----------   -----------

Comprehensive income                               $    521,838  $  2,830,003
                                                    ===========   ===========

Basic earnings per share                                   0.05          0.17
Basic weighted average shares outstanding            17,749,870    17,480,431

Diluted earnings per share                                 0.05          0.17
Diluted weighted average shares outstanding          17,655,551    17,712,631

                 The accompanying notes are an integral part
                  of these consolidated financial statements
                                   6


                   ROYAL GOLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                   For the nine months ended
                                                            March 31,
                                                    -------------------------
                                                       2001            2000
                                                    -------------------------
Cash flows from operating activities
Net earnings                                       $    830,478  $  2,995,496
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and depletion                         866,947       922,974
     Impairment of royalty interest                     490,215             0
     Other                                              104,061        73,267

(Increase) decrease in:
  Royalty receivables                                   621,467    (1,794,410)
  Prepaid expense and other                                (853)      251,772

Increase (decrease) in:
  Accounts payable and accrued liabilities             (540,901)       85,885
  Other liabilities                                       1,599       (19,801)
                                                    -----------   -----------

Total adjustments                                     1,542,535      (480,313)
                                                    -----------   -----------

Net cash provided by operating activities             2,373,013     2,515,183

Cash flows from investing activities
  Capital expenditures for property and equipment       (58,942)   (8,288,384)
  Purchase of available for sale securities            (250,000)   (1,320,488)
  Maturity of held-to-maturity securities                     0     3,000,000
  Increase in other assets                                    0        22,000
                                                    -----------   -----------

Net cash used in investing activities              $   (308,942) $ (6,586,872)
                                                    -----------   -----------

                 The accompanying notes are an integral part
                  of these consolidated financial statements
                                   7


                   ROYAL GOLD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (Unaudited)

                                                    For the nine months ended
                                                            March 31,
                                                    -------------------------
                                                       2001            2000
                                                    -------------------------
Cash flows from financing activities
  Purchase of common stock                         $   (53,242)  $          0
  Proceeds from issuance of common stock                 8,750      1,820,876
  Dividend payment                                    (885,004)             0
  Proceeds from issuance of debt                             0      1,000,000
                                                    -----------   -----------

Net cash provided by (used in) financing activities    (929,496)    2,820,876
                                                    -----------   -----------

Net increase (decrease) in cash and cash equivalents  1,134,575    (1,250,813)
                                                    -----------   -----------

Cash and cash equivalents at beginning of period      4,647,160     4,670,476
                                                    -----------   -----------

Cash and cash equivalents at end of period         $ 5,781,735   $  3,419,663
                                                    ===========   ===========

                 The accompanying notes are an integral part
                  of these consolidated financial statements
                                   8


                            ROYAL GOLD, INC.
                  NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                              (Unaudited)

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 2000.

1.  PROPERTY AND EQUIPMENT

    The carrying value of the Company's property and equipment consists of the following components at March 31, 2001:

                                               Accumulated
                                               Depreciation
                                  Cost         & Depletion         Net
                               ------------    ------------    -----------
    Royalties
      GSR1                     $    -          $     -        $      -
      GSR2                          -                -               -
      GSR3                        8,105,020       1,497,914      6,607,106
      Bald Mountain               1,978,547       1,012,749        965,798
      Mule Canyon                   180,714          -             180,714
      Yamana Resources, Inc.        172,809          -             172,809
                               ------------    ------------    -----------

    Total Royalties              10,437,090       2,510,663      7,926,427

    Office furniture, equipment
      and improvements              832,848         719,749        113,099
                               ------------    ------------    -----------
                               $ 11,269,938    $ 3,2030,412   $  8,039,526


    Presented below is a discussion of the status of the Company's current precious metals royalties.

    A.   Pipeline Mining Complex

         The Company holds two sliding scale gross smelter returns royalties (GSR1 and GSR2) and a fixed-rate gross royalty (GSR3) over the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada. In April 2001, the Company purchased an additional royalty on the Pipeline Mining Complex. See Footnote 7, Subsequent Events.

         The Pipeline Mining Complex is owned by The Cortez Joint Venture, a joint venture between Placer Cortez, Inc., a subsidiary of Placer Dome Inc. (60%), and Kennecott Explorations (Australia) Ltd., a subsidiary of Rio Tinto (40%).


                            ROYAL GOLD, INC.
                  NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                              (Unaudited)


    B.   Bald Mountain

         Effective January 1, 1998, the Company purchased a 50% undivided interest in a 3.50% net smelter returns royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada.
         Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. The Company recorded an impairment of $490,215 in the quarter ended December 31, 2000, because the carrying amount exceeded the fair market value, due to decreased reserves at Bald Mountain at December 31, 2001.

    C.   Mule Canyon

         In fiscal 1999, the Company purchased a 5% net smelter returns ("NSR") royalty on a portion of the Mule Canyon mine, operated by Newmont Gold Company and located in Lander County, Nevada.

    D.   Yamana Resources, Inc.

         In fiscal 2000, the Company purchased a 2% net smelter returns royalty on Yamana Resources' properties in Argentina.

2.  AVAILABLE FOR SALE SECURITIES

    During fiscal 2000, the Company acquired three million units of the securities of Yamana Resources, Inc. for $1,293,480. Each unit consists of one share and one-half warrant to purchase an additional share for Cdn $0.50 per share, until February 2003. During fiscal 2001, the Company acquired 2,000,000 additional shares and 2,000,000 additional warrants with a strike price of Cdn $0.15, for $250,000. These new warrants expire February 2004. Additionally the existing warrants were repriced to Cdn $0.30 per share.

    The Company had an unrealized loss of $708,855 on available for sale securities at March 31, 2001. The unrealized loss for the nine months ended March 31, 2001 was $308,640.

                            ROYAL GOLD, INC.
                  NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                              (Unaudited)

3.  EARNINGS PER SHARE COMPUTATION

                                  For the nine months ended March 31, 2001

                                        Income       Shares      Per-Share
                                      (Numerator) (Denominator)    Amount
                                       ---------   -----------   ---------
    BASIC EPS
    Earnings to common stockholders $ 830,478 17,749,870 $ 0.05 Effect of dilutive securities
    Options                                -           115,681          -
                                       ---------   -----------   ---------
    DILUTED EPS                       $  830,478    17,865,551  $     0.05
                                       =========   ===========   =========


                                 For the three months ended March 31, 2001

                                        Income       Shares      Per-Share
                                      (Numerator) (Denominator)    Amount
                                       ---------   -----------   ---------
    BASIC EPS
    Earnings to common stockholders $ 358,997 17,751,596 $ 0.02 Effect of dilutive securities
    Options                                -           115,309         -
                                       ---------   -----------   ---------
    DILUTED EPS                       $  358,997    17,866,905  $     0.02
                                       =========   ===========   =========

    At March 31, 2001, options to purchase 1,052,079 shares of common stock were outstanding, at an average price of $5.01 per share, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.


                                 For the nine months ended March 31, 2000

                                        Income       Shares      Per-Share
                                      (Numerator) (Denominator)    Amount
                                       ---------   -----------   ---------
    BASIC EPS
    Earnings to common stockholders $2,995,496 17,480,431 $ 0.17 Effect of dilutive securities
    Options                                -           232,200          -
                                       ---------   -----------   ---------
    DILUTED EPS                       $2,995,496    17,712,631  $     0.17
                                       =========   ===========   =========


                            ROYAL GOLD, INC.
                  NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                              (Unaudited)

                                 For the three months ended March 31, 2000

                                        Income       Shares      Per-Share
                                      (Numerator) (Denominator)    Amount
                                       ---------   -----------   ---------
    BASIC EPS
    Earnings to common stockholders $1,142,303 17,641,327 $ 0.06 Effect of dilutive securities
    Options                                -           232,200         -
                                       ---------   -----------   ---------
    DILUTED EPS                       $1,142,303    17,873,527  $     0.06
                                       =========   ===========   =========

    At March 31, 2000, options to purchase 1,005,532 shares of common stock were outstanding, at an average price of $5.66 per share, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the market price of the common shares at March 31, 2000.

4.  FINANCIAL ACCOUNTING STANDARDS NO. 133

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (the fiscal year commencing July 1, 2000, for the Company), and establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has been engaged in limited trading activities utilizing puts. In the near term, the Company will continue to mark its open positions to market and record the difference in the carrying value to current earnings. During the first nine months of fiscal 2001, the Company recorded mark to market losses of $68,035 in operations related to previously-purchased puts.


                            ROYAL GOLD, INC.
                  NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                              (Unaudited)

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

6.  LINE OF CREDIT

    The Company has entered into a line of credit agreement with HSBC Bank USA for the purpose of purchasing cash-flowing royalty assets. This facility has an initial borrowing capacity of up to $10 million. Repayment of any loan under the line of credit will be collateralized by a mortgage on the Company's GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of the Company's royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. The term of the facility will mature in June 2005, but the line of credit can be extended under two one-year options. There are no amounts outstanding at March 31, 2001.

7.  SUBSEQUENT EVENT

    In April 2001, Royal Gold reached agreement with a group on individuals, including several officers and directors of the Company, to acquire a portion of the group's 1.25% net value royalty ("NVR") over production from the GAS Claims located at the Pipeline Mining Complex, in Lander County, Nevada. Royal Gold acquired a 0.37% NVR for approximately $2.1 million.
    Of this amount, approximately 45% or $967,500, was distributed to those officers and directors of the Company who participated. (The participating officers and directors received the same proportionate consideration as the other members of the selling group.) This NVR is calculated by deducting processing-related costs, but the royalty is not burdened by mining costs.

    The valuation transaction was determined by a comparable purchase in August 1999 of a similar royalty at the Pipeline Mining Complex when the gold price was at or about the same level.


                            ROYAL GOLD, INC.
                  NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                              (Unaudited)

    The GAS Claims comprise an area of interest of approximately 4,000 acres. This area of interest covers the South Pipeline deposit and Crossroads area, but does not include the Pipeline pit. Total proven and probable reserves attributable to this NVR interest are approximately 122 million tons at an average grade of 0.041 opt, containing approximately 5 million ounces of gold.

    In addition to the proven and probable reserves, there are about 49 million tons, grading 0.048 opt of the total mineralized material attributable to this royalty.

8.  GENERAL

    The unaudited financial statements as of March 31, 2001 and for the three months and the nine months ended March 31, 2001 and 2000, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had a working capital surplus of $7,573,669. Current assets were $8,020,010, compared to current liabilities of $446,341, for a current ratio of 18 to 1. This compares to current assets of $7,564,889, and current liabilities of $1,872,246, at June 30, 2000, resulting in a current ratio of 4 to 1.

The Company's liquidity needs are generally being met from its available cash resources, royalty revenues and interest income. During the first nine months of fiscal 2001, the Company received $4,152,577 from its royalty interests at the Pipeline Mining Complex, and $235,277 from its royalty interest at Bald Mountain.

The Company also earned $216,191 in interest income on its cash and marketable securities portfolio during the nine month period. The Company has secured a $10 million facility that is available for the purchase of cash-flowing royalty assets. Management believes its cash resources will be adequate to fund planned operations for the foreseeable future.

For fiscal 2001, the Company anticipates royalty revenues of $6.0 million. This is based on a $265 gold price for the last quarter of the fiscal year, and production estimates by Cortez of over 1,100,000 ounces of gold at the Pipeline Mining Complex during calendar year 2001. Revenue is projected at $6.8 million if the gold price is at or about $275 for the last quarter of the fiscal year. The Company previously projected revenues of $8.4 million based on a $275 gold price for fiscal 2001. During the second and third quarters of the fiscal year, the gold price averaged less than $270 per ounce. (At a gold price of $270.00 to $309.99, the Company's GSR1 royalty rate is 2.25%. At a gold price of $250.00 to $269.99, the Company's GSR1 royalty rate is 1.3%.) As previously disclosed, the Company estimates for fiscal 2001, depletion and depreciation to be $1.7 million; general and administrative expenses of approximately $1.7 million, cost of operations of approximately $0.6 million and exploration and property holding costs of approximately $0.8 million. The Company estimates interest income of $0.4 million and income taxes of $0.1 million. These amounts could increase or decrease significantly, at any time during the fiscal year, based on actual production levels achieved by Cortez, changes in the gold price, and the Company's decisions about releasing or acquiring additional properties, among other factors.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2001, compared to the quarter ended March 31,
-----------------------------------------------------------------------------
2000
----
For the quarter ended March 31, 2001, the Company reported net earnings of $358,997 or $0.02 per basic share, as compared to net earnings of $1,142,303, or $0.06 per basic share, for the quarter ended March 31, 2000.

Royalty revenues for the current quarter decreased to $1,446,010, compared to $2,391,903 for the quarter ended March 31, 2000. The decrease in royalty revenues is attributable to lower gold prices for the quarter which resulted in a lower royalty rate on our GSR1 sliding scale royalty.

Costs of operations of $147,591 for the quarter ended March 31, 2001, were comparable to $150,575 for the quarter ended March 31, 2000, primarily because of the decrease in expenditures related to Nevada net proceeds tax owing on the lower royalty revenues, offset by mark to market costs of our hedging program.

General and administrative costs of $457,175 for the current quarter increased compared to $368,913 for the quarter ended March 31, 2000, primarily because last year's results reflect non-recurring adjustments, and with decreased exploration in the current quarter, a lesser percentage of employee costs are charged to exploration expense.

Exploration expenditures of $207,140 for the quarter ended March 31, 2001, decreased from $426,664 for the quarter ended March 31, 2000, primarily because of decreased activity at the Milos Gold project.

Depreciation, depletion, and amortization costs increased from $307,488 to $330,460 for the quarter ended March 31, 2001, primarily relating to higher DD&A on GSR3 because of the step-up in its royalty rate.

Interest income of $74,595 for the quarter ended March 31, 2001 increased compared to $67,453 for the quarter ended March 31, 2000, primarily because of a higher level of funds available for investment.


                            ROYAL GOLD, INC.
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended March 31, 2001, compared to the nine months ended
---------------------------------------------------------------------------
March 31, 2000.
--------------

For the nine months ended March 31, 2001, the Company reported net earnings of $830,478, or $0.05 per basic share, as compared to net earnings of $2,995,496, or $0.17 per basic share, for the nine months ended March 31, 2000.

Royalty revenues for the current nine month period decreased to $4,389,061, compared to $7,422,531 for the nine months ended March 31, 2000. The decrease in royalty revenues is primarily attributable to lower gold prices, which resulted in a lower royalty rate on our GSR1 sliding scale royalty. Also, no royalties were received from the Company's 10% GSR royalty on Crescent Pit stockpiled material, which has been exhausted. (The 10% GSR provided approximately $1,100,000 in royalty revenues in the nine months ended March 31, 2000.)

Cost of operations decreased to $482,655 for the nine months ended March 31, 2001, compared to $523,457 for the nine months ended March 31, 2000, primarily because of the decrease in Nevada net proceeds tax owing on the lower royalty revenues, offset by the effect of marking to market puts purchased in the current year.

General and administrative costs of $1,315,848 for the nine months ended March 31, 2001 decreased from $1,392,860 for the nine months ended March 31, 2000, primarily because of non-recurring stock grants to non-employee directors in the quarter ended March 31, 2000.

Exploration expenditures of $590,240 for the nine months ended March 31, 2001 decreased from $1,643,112 for the nine months ended March 31, 2000, primarily because of decreased activity at the Milos Gold project.

In the current nine month period, the Company recorded an impairment related to its royalty interest at Bald Mountain by $490,215, because of the operator's revised reserve estimates due to lower long-term gold price assumptions.

Depreciation, depletion, and amortization costs decreased from $922,974 to $866,947 for the nine months ended March 31, 2001, primarily relating to a lower depletion rate on GSR3, offset by higher DD&A on GSR3 because of the step-up in the royalty rate.

Interest income of $216,191 for the nine months ended March 31, 2000 was comparable to $218,295 for the nine months ended March 31, 2001.

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



                            ROYAL GOLD, INC.
                              (Registrant)



Date: May 10, 2001        By:  /s/ Stanley Dempsey
                               -------------------------
                               Stanley Dempsey
                               Chairman of the Board and
                               Chief Executive Officer




Date: May 10, 2001        By:  /s/ John Skadow
                               -------------------------
                               John Skadow
                               Controller and Treasurer