Form 10-K405
period 2001-06-30
ROYAL GOLD INC /DE/
filed 2001-09-26
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

Commission File Number 0-5664

(Name, State of Incorporation, Address and Telephone Number)
(a Delaware Corporation)
ROYAL GOLD, INC. 1660 Wynkoop Street, Suite 1000 Denver, Colorado 80202-1132 (303) 573-1660

I.R.S. Employer Identification Number 84-0835164

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock $0.01 Par Value NASDAQ National Market System (Title of Class) (Name of Exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 31, 2001, the average bid and asked price of the Company's stock was $5.35 per share. The aggregate market value of voting stock held by non-affiliates was $71.8 million. For purposes of calculating this aggregate market value, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of the Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. As of August 31, 2001, there were 17,896,564 shares of Common Stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 13, 2001: Part III, Items 11, 12 and 13.

Total Number of Pages: 52 Exhibit Index - Page 48

INDEX

PART I:			PAGE

Items	1. & 2.	Business and Properties	3
Item	3.	Legal Proceedings	16
Item	4.	Submission of Matters to a Vote of Security Holders	16

PART II.

Item	5.	Market for Registrant's Common Equity and Related Stockholder Matters	17
Item	6.	Selected Financial Data	18
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item	8.	Financial Statements and Supplementary Data	22

PART III.

Item	10.	Directors and Executive Officers of the Registrant	45
Item	11.	Executive Compensation	47
Item	12.	Security Ownership of Certain Beneficial Owners and Management	47
Item	13.	Certain Relationships and Related Transactions	47

PART IV.

Item	14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	48
Exhibit	21.	The Company and Its Subsidiaries	50

SIGNATURES			51

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected revenues, cash flows, profits, reserves, mineralization, planned levels of expenditures, settlement of the Casmalia matter, and that the Company envisions that further growth will more likely occur as a result of acquisitions, rather than from exploration. Factors that could cause actual results to differ materially from the projections incorporated herein include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ability to reach a definitive court approved settlement of the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

PART I.

Items 1 & 2.	BUSINESS AND PROPERTIES

GENERAL

Royal Gold, Inc. (together with its subsidiaries, "Royal Gold" or the "Company"), is engaged in the acquisition and management of precious metals royalties.

The Company seeks to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. The Company, to a reduced extent, also explores and develops properties thought to contain precious metals and seeks to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company. During the fiscal year, the Company focused on the acquisition of royalty interests, rather than the creation of such interests through exploration, followed by further development and property transfers to larger mining companies. The Company expects that this emphasis on acquisition or royalty financing, rather than exploration, will continue in the future.

The Company's principal mineral property interests are two sliding-scale gross smelter returns ("GSR") royalties, one fixed GSR royalty and one net value royalty ("NVR1") over the mining complex that includes the Pipeline and South Pipeline gold mines, operated by the Cortez Joint Venture ("Cortez"). The Pipeline Mining Complex is located in Crescent Valley, Nevada. The sliding-scale GSR royalties were obtained as a result of the conversion of the Company's 20% net profits interest royalty at South Pipeline; this transaction occurred April 1, 1999. The Company also has a 1.75% net smelter returns ("NSR") royalty interest covering a portion of the Bald Mountain mine, operated by Placer Dome U.S. Inc ("PDUS").

In fiscal 2001, the Company generated revenues of $5.7 million from its GSR royalties at the Pipeline Mining Complex and $0.3 million from its royalty interest at the Bald Mountain mine.

The Company also owns a 2% NSR royalty on all of the properties held by Yamana Resources, Inc. in Santa Cruz Province, Argentina. A royalty interest over a portion of the Mule Canyon mine operated by Newmont Mining Corporation, and over one other exploration-stage project in Nevada. (The portion of Mule Canyon property that is subject to the Company's royalty is not yet in production.) The Company also owns a 25% equity interest in the Milos Gold exploration project, in Greece. During the past fiscal year, the Company evaluated opportunities in the United States, Canada, Europe, South America, and Australia.

Royal Gold is also engaged, through two wholly-owned subsidiaries, Denver Mining Finance Company ("DMFC") and Environmental Strategies, Inc. ("ESI"), in the provision of financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 2001, income generated from consulting services was not material.

The Company was incorporated under the laws of the State of Delaware on January 5, 1981. Its executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202,
(303) 573-1660. See Exhibit 21, "The Company and Its Subsidiaries."

Developments During Fiscal 2001

The significant developments during fiscal 2001 were:

(1) The Company maintained profitability and recorded revenues of $6.0 million.

(2) The Company added to its producing precious metals portfolio with the acquisition of a fourth royalty at the Pipeline Mining Complex, described below as NVR1.

(3) The Company secured a $10 million line of credit with HSBC Bank. This facility is available for the purchase of producing assets.

(4) The Company declared its second annual dividend of $0.05 per share, which was paid on July 20, 2001.

(5)

The Company recorded a writedown on its interest at the Bald Mountain Mine. This resulted from decreased reserves at the mine, after the operator reduced its long-term gold price assumption in its reserve analysis from $350/oz to $300/oz.

PROPERTIES

Recent activities at each of the significant properties in which the Company has an interest are described below. Reference is made to footnotes in the financial statements for more information on property histories.

In all instances, reserves have been estimated by the operator of the various properties by the use of drilling, mapping, sampling, geological interpretation, assaying and other standard evaluation methods generally applied by the mining industry.

Pipeline Mining Complex

The Pipeline Mining Complex is located 60 miles southwest of Elko, Nevada, in Lander County. Access to the Complex is achievable by federal highway, and state and county roads, all of which are paved.

On April 1, 1999, Royal Gold and Cortez agreed to convert the Company's 20% net profits interest in the South Pipeline project into several gross smelter and net smelter returns royalties extending over a mining complex that includes the Pipeline and South Pipeline gold mines.

Each of the Pipeline and South Pipeline mines is operated by Cortez, which is a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome, Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

A "Gross Smelter Returns" royalty is measured by all of the revenues attributed to material that is mined and processed, with no deduction for any costs paid by or charged to Cortez. The only possible deduction would be for any amounts that might be paid for future royalty assessments that might be imposed by the United States, following revision of the 1872 Mining Law ("Risk Factors").

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

The royalty interests Royal Gold now holds at the Pipeline Mining Complex include:

(a)

Reserve Claims ("GSR1"). A sliding-scale GSR for all gold produced from the "Reserve Claims," or some 52 claims that encompass all of the currently known reserves in the Pipeline and South Pipeline deposits. The GSR rate on the Reserve Claims is tied to the gold price, without indexing for inflation or deflation, as follows:

London PM Quarterly Average Price of Gold Per Ounce ($U.S.)			Gross Smelter Returns Royalty Percentage
Below		$210.00	0.40%
$210.00	-	$229.99	0.50%
$230.00	-	$249.99	0.75%
$250.00	-	$269.99	1.30%
$270.00	-	$309.99	2.25%
$310.00	-	$329.99	2.60%
$330.00	-	$349.99	3.00%
$350.00	-	$369.99	3.40%
$370.00	-	$389.99	3.75%
$390.00	-	$409.99	4.00%
$410.00	-	$429.99	4.25%
$430.00	-	$449.99	4.50%
$450.00	-	$469.99	4.75%
$470.00		and above	5.00%
5

(b)

GAS Claims ("GSR2"). A sliding-scale GSR for all gold produced from the remaining GAS Claims. The GAS Claims include some 310 lode mining claims, but production from 22 of the GAS Claims (those claims that encompass the South Pipeline reserve) will be subject to the Reserve Claims GSR. At present, apart from the Reserve Claims, there are no ore reserves on the GAS claims, but the GAS claims do host gold mineralization. The GSR rate on the GAS Claims is tied to the gold price, without indexing for inflation or deflation, as follows:

London PM Quarterly Average Price of Gold Per Ounce ($U.S.)			Gross Smelter Returns Royalty Percentage
Below		$210.00	0.72%
$210.00	-	$229.99	0.90%
$230.00	-	$249.99	1.35%
$250.00	-	$269.99	2.34%
$270.00	-	$309.99	4.05%
$310.00	-	$329.99	4.68%
$330.00	-	$349.99	5.40%
$350.00	-	$369.99	6.12%
$370.00	-	$389.99	6.75%
$390.00	-	$409.99	7.20%
$410.00	-	$429.99	7.65%
$430.00	-	$449.99	8.10%
$450.00	-	$469.99	8.55%
$470.00		and above	9.00%

(c)

The Saddle Area GSR. A 10% GSR on all gold and silver produced from any of the GAS Claims from January 1, 1999, until the commencement of commercial production from the South Pipeline deposit. All material has been mined from this area.

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

The Company's arrangement with Cortez is governed by a Royalty Agreement, effective as of
April 1, 1999, which supersedes the Agreement for Resolution of Disputes and Litigation and for the Formation of the South Pipeline project, dated September 18, 1992, by which Royal Gold held its 20% net profits interest in South Pipeline.

Effective September 1, 1999, the Company purchased, from a group of individuals, a portion of the group's over-riding royalty interest over the Pipeline Mining Complex. The purchase price was $8.075 million. The portion of the royalty that was purchased is known as GSR3 and is a 0.48% GSR royalty that escalates to 0.7125% GSR after 3.7 million ounces are produced from the Pipeline deposit. During fiscal 2001, the 3.7 million ounce limit was reached and GSR3 now pays at 0.7125%. GSR3 royalty covers the same cumulative area as is covered by the Company's two sliding-scale gross smelter returns royalties, GSR1 and GSR2.

Net Value Royalty

Effective April 1, 2001, Royal Gold acquired a 0.37% net value royalty (known as "NVR1") over production from the GAS Claims (located on the Pipeline Mining Complex), for approximately $2.1 million. This NVR1 is calculated by deducting processing-related costs, but not mining costs. The GAS Claims cover approximately 4,000 acres, lying primarily to the south and east of the Pipeline pit.

Reserves

The following table shows the reserves that have been defined by Cortez at the Pipeline Mining Complex:
Pipeline Mining Complex Proven and Probable Reserves (1)(2)(3)(4) December 31, 2000

	Ton	Average Grade	Contained
	(millions)	(oz Au/ton)	Oz Au (5)
Pipeline Mining Complex (6)	151.3	0.047	7,058,000
Gas Claims (7)	122.4	0.041	5,061,000

______________________
(1)	"Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

(2)

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

(3)

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

(4)	Amounts shown represent 100% of the reserves, subject to our royalty interest.
7

(5)

Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed processing recovery rates are 88% for mill-grade ore, and 65% for heap leach material. These reserves, estimated by Cortez, are based on a life-of-mine gold price of $300 per ounce.

(6)	The Company's GSR1 and GSR3 royalties cover these reserves.

(7)	The Company's NVR1 royalty covers this property. The GAS Claims are a portion of the Pipeline Mining Complex.
Other Mineralization

Set forth below is a table showing, in the aggregate, the additional mineralization that has been defined by Cortez at the Pipeline Mining Complex:
Pipeline Mining Complex Additional Mineralization (1)(2) December 31, 2000

	Ton	Average Grade
	(millions)	(oz Au/ton)
Pipeline Mining Complex (3)	60.6	0.047
GAS Claims (4)	48.5	0.048

______________________
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

(2)	The amounts shown are computed by Cortez and represent 100% of the deposits.

(3)	The Company' holds two sliding-scale GSR royalties and a fixed rate GSR royalty on this property.

(4)	The Company's NVR1 royalty covers this property. The GAS Claims are a portion of the Pipeline Mining Complex

Bald Mountain

Effective January 1, 1998, the Company purchased a 50% undivided interest in a sliding-scale NSR royalty that burdens a portion of the Bald Mountain mine. Bald Mountain is located in White Pine County, approximately 65 miles south of Elko, Nevada. Year-round access to Bald Mountain is available via paved, and via improved but unpaved, county roads. Bald Mountain is an open pit, heap leach mine operated by PDUS.

At December 31, 2001, Placer Dome informed the Company that the portion of the mine covered by this royalty contained proven and probable reserves of 11,529,000 tons of ore, at an average grade of 0.029 ounces per ton ("opt"), containing approximately 332,000 ounces of gold.

These reserves, estimated by Placer Dome, are based on a gold price of $300/oz. In addition, the property covered by this royalty contains an additional 9,135,000 tons of mineralized material, at an average grade of 0.076 opt of gold.

Yamana Resources

The Company acquired, in February 2000, a 2% NSR royalty on all mineral production from any of Yamana's properties in Santa Cruz Province, Argentina. These properties are accessible via improved provincial highways, some of which are paved. Yamana Resources, Inc. is a Spokane-based mineral exploration company.

Mule Canyon

Mule Canyon is located in Lander County Nevada, 14 miles west of the town of Beowawe. The Company holds a 5% net smelter returns royalty interest on a portion of the Mule Canyon mine, operated by Newmont Gold Company. The portion of the mine that is subject to this royalty interest is expected to produce about 25,000 ounces of gold. The property consists of three parcels of land covering 6,720 acres.

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

A predecessor in interest at the property completed some 10,400 feet of drilling and, on the basis of such work and other exploration, had by 1984 estimated that the "Zeke" deposit contains two million tons of mineralization, with an average grade of 0.056 opt.

During the period 1994-1997, the Company identified new areas of gold mineralization about one mile south of the Zeke deposit. Holes drilled by the Company identified viable targets with gold exceeding 0.01 opt, and five such holes contained intervals exceeding 0.045 opt of gold.

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

Milos Gold

Athens-based Silver & Baryte Ore Mining Company S.A. ("Silver & Baryte"), through its Greek subsidiary Midas S.A., holds an exploration and exploitation license to prospect, explore, and mine gold from public mining sites on the Greek island of Milos and on other islands in the Cyclades chain, in the south Aegean Sea.

In March 1998, the Company entered into agreements with Silver & Baryte and with an Australian investor group, Aegean International Gold, Inc. ("Aegean") to explore for and mine gold and other minerals from the leased area.

Prior exploration at Milos by Silver & Baryte and by Renison Goldfields, a major Australian gold producer, had confirmed that the island hosts epithermal gold deposits.

Under the agreements, Royal Gold and Aegean were required to jointly fund not less than $5.0 million ($2.5 million each) in exploration and development expenses on the Milos project, over a period of three years, to earn a collective 50% interest in Midas S.A. The three parties will thereafter participate jointly in further exploration and development. Silver & Baryte may elect to maintain its 50% interest in Midas S.A., or convert to a 20% net profits interest or to a 5% NSR interest, in any mining project on Milos.

Based on the drilling at Milos, the Company estimates that the Milos gold project deposit is approximately 9.5 million tons, at an average grade of 0.071 opt, using a 0.029 opt cut-off. Programs are being initiated for fiscal 2002 to develop the data necessary to determine the mineability of the mineralization that has been identified.

During fiscal 2000, the Company and Aegean completed the work necessary for each of them to earn a 25% share of Midas, S.A.

In August 2000, the Greek Ministry of Environment, Regional Planning and Public Works returned the environmental impact study, which had been submitted by Midas S.A., for the purpose of performing further exploration work on the island of Milos. The Ministry's letter stated the reason for such action was that "approval of the study in this phase would create unfavorable consequences for the environment in the area." Silver and Baryte is now managing the project and is protesting this decision of the Ministry.

At this time the company is not aware when or if the Ministry's decision will be modified to allow further work on the project.

Other Foreign Activities

The Company owns a 50% interest in Greek American Exploration Ltd. ("GRAMEX"), a Bulgarian private limited company that has entered into an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration over 700 square kilometers in the Krumovgrad and Ivaylovgrad areas of Bulgaria.

GRAMEX and Phelps Dodge Exploration Corporation ("PDX") joined together to form a Bulgarian company named Sofia Minerals Ltd. ("SOMIN"). SOMIN is held equally by GRAMEX and PDX, and will explore, evaluate and develop properties in Bulgaria. SOMIN has signed a concession agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research in Bulgaria. SOMIN conducted exploration activities on these concessions in fiscal 2001.

The Company has also formed an entity that will seek to acquire existing gold royalties in Australia as well as to create royalty interests by investing in junior Australian resource companies with emerging or advanced exploration projects. The company, Royal Australia Pty Ltd, is based in Perth, Western Australia, and the Company has a 67% interest in the entity. The remainder of the equity in the new entity is held by affiliates of Eureka Capital Partner. Eureka is a merchant-banking firm that focuses on natural resource projects.

Sales Contracts

The Company sold 10,020 ounces of gold bullion in fiscal 2001, utilizing two metal trading companies during the period, at an average realized price of $271/oz. The Company sold 21,348 ounces of gold bullion in fiscal 2000, utilizing two metal trading companies during the period, at an average realized price of $290/oz. The Company maintains trading relationships with a number of metal trading companies. The Company is currently receiving its GSR1 royalty from the Pipeline Mining Complex in cash.

Competition

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

Company Personnel

At August 31, 2001, the Company had ten full-time employees located in Denver, Colorado. The Company's employees are not subject to a labor contract or collective bargaining agreement.

Consulting services, relating primarily to geologic and geophysical interpretations, and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of the Company's business, are provided by independent contractors.

Regulation

The Company's worldwide activities are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and taxation. The environmental protection laws address, among other things, the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes. There can be no assurance that all the required permits and governmental approvals necessary for the Company's activities on any mining project with which the Company may be associated can be obtained on a timely basis, or maintained as required. The operators of the properties where the Company holds its royalty interests are also subject to these same laws and regulations. See "LEGAL PROCEEDINGS."

RISK FACTORS

We own passive interests in mining properties and it is difficult or impossible for us to ensure properties are operated in our best interest.

At present, the Company's principal assets are its royalty interests at the Pipeline Mining Complex. The Company's success is therefore dependent on the extent to which the Pipeline Mining Complex proves to be successful, and on the extent to which Royal Gold is able to acquire or create other lucrative royalty interests.

The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, unless the Company is able to secure and enforce certain extraordinary rights, it can be expected that the Company will not be in control of basic decisions regarding development or operation of any of the other properties in which the Company holds a royalty interest.

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

Decreases in prices of precious metals would reduce our royalty revenues.

The profitability of precious metals mining operations (and thus the value of the Company's royalty interests and exploration properties) is directly related to the market price of precious metals. The market price of various precious metals fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales by central banks, forward sales by gold producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of precious metals should drop, the value of the Company's royalty interests and exploration properties could also drop as when average gold price falls below the threshold at a lower price under GSR1, as illustrated in the drop in the Company's revenue from last year to this year. In addition, if gold prices drop dramatically, the Company might not be able to recover its investment in those interests or properties. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold, based on the London PM fix.
12

Gold Price Per Ounce ($)
Year	High	Low
1996	$416	$368
1997	367	283
1998	313	273
1999	326	253
2000	312	263
January - June 2001	291	255

The Company has entered into derivative contracts.

The Company has purchased puts to protect against a significant decline in the price of gold during calendar years 2001 through 2003. These puts, however, allow us to benefit from any gold price increase. Each calendar quarter has revenue protection for 2,550 ounces of gold at $270 per ounce and 3,750 ounces of gold at $250 per ounce. The first two quarters of this twelve-quarter program have reached their expiration date.

The Company is indirectly subject to operational risks of the mining industry.

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

Estimates of reserves and mineralization by the operators of our mines may be incorrect.

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company. The estimation of reserves and of other mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Anticipated federal legislation could decrease our royalty revenues.

In recent years the U.S. Congress has considered a number of proposed major revisions of the General Mining Law, which governs the creation and possession of mining claims, and related activities on federal public lands in the United States. It is anticipated that another bill may be introduced in the Congress during 2001, and it is possible that a new law could be enacted. The Company expects that if and when a new mining law is enacted, it will impose a royalty upon production of minerals from federal lands and will contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent any such new legislation may affect existing mining claims or operations, but it could raise the cost of mining operations, perhaps materially negatively affecting operators and our royalty revenue. The effect of any such revision of the General Mining Law on the Company's operations in the United States cannot be determined conclusively until such revision, if any, is enacted.

The mining industry is subject to environmental risks.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies within the mining industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse affect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

If title to properties are not properly maintained by the operators, the Company's royalty revenues may be decreased.

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

The Company's foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental law and its enforcement, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. The Company currently has exploration projects in Greece, Romania and Bulgaria, and holds precious metals royalties in Argentina. The Company also holds shares of Yamana Resources, which trades on the Toronto Stock Exchange. The value of the Yamana Resources shares, and of the 2% NSR interest on Yamana Resources' Argentine properties, are dependent on the ability of Yamana Resources to identify and then profitably exploit silver or other precious metals deposits in Argentina. The Company also pursues precious metal royalty acquisition or development opportunities in other parts of the world, including Canada, Australia, Europe, Russia and other Republics of the former Soviet Union, and South America.

Item 3.	LEGAL PROCEEDINGS

Casmalia

The Company received notice, on March 24, 2000, that the U.S. Environmental Protection Agency ("EPA") had identified Royal Resources, Inc. (Royal Gold's corporate predecessor) as one of 22,000 potentially responsible parties ("PRPs") for clean-up of a fully-permitted hazardous waste landfill at Casmalia, Santa Barbara County, California, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"). The Company's alleged PRP status for this Superfund clean-up stems from oil and gas exploration activities undertaken by Royal Resources in California during 1983-84.

In June 2001, the Company agreed in principle, subject to the drafting of an acceptable consent decree, to accept financial responsibility for approximately two million pounds of customary oil and gas well drilling mud that was disposed of at Casmalia, and to settle for approximately $110,000, which has been accrued in the June 30, 2001 financials.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2001. Annual meeting results will be described in Item 4 to the Company's report that will be filed on Form 10-Q, for the quarter ended December 31, 2001.

PART II
Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the Nasdaq Stock Market under the symbol "RGLD" and on the Toronto Stock Exchange under the symbol "RGL." The following table shows the high and low closing sales prices, in U.S. dollars, for the Common Stock on Nasdaq for each quarter since June 30, 1999.

		Sales Prices
		High	Low
Fiscal Year:		Closing	Closing

2000
	First Quarter (July, Aug., Sept. - 1999)	$6.13	$3.38
	Second Quarter (Oct., Nov., Dec. - 1999)	$5.75	$3.31
	Third Quarter (Jan., Feb., March - 2000)	$4.75	$3.38
	Fourth Quarter (April, May, June - 2000)	$4.00	$2.50

2001
	First Quarter (July, Aug., Sept. - 2000)	$3.75	$2.56
	Second Quarter (Oct., Nov., Dec. - 2000)	$3.38	$2.38
	Third Quarter (Jan., Feb., March - 2001)	$3.56	$2.50
	Fourth Quarter (April, May, June - 2001)	$3.85	$2.50
As of August 31, 2001, there were approximately 3,500 shareholders of the Company's Common Stock.

Dividends

The Company paid its first dividend of $0.05 per share on July 21, 2000. The Company declared its second annual dividend of $0.05 per share on its Common Stock, payable to holders of record as of July 6, 2001. This dividend was paid on July 20, 2001.

The Company plans to sustain a dividend on a fiscal year basis, subject to the discretion of the board of directors, which will consider among other things gold prices, economic and market conditions, and the financial needs of opportunities that might arise in the future.

Sales of Unregistered Securities

The Company did not make any unregistered sales of its securities during the fiscal year ended June 30, 2001.
17

Item 6.	SELECTED FINANCIAL DATA

Selected Statements of Operations Data

Amounts in thousands,	For The Years Ended June 30,
except per share data	2001	2000	1999	1998	1997

Royalty revenue	$5,963	$9,407	$959	$2,176	$8,890
Exploration expense	774	1,868	3,241	2,001	1,738
General and administrative expense	1,716	1,768	1,704	1,679	1,693
Depreciation and depletion	1,271	1,193	464	155	51
Impairment of mining assets	490	-	4,616	-	-
Earnings (loss)	1,138	3,953	(8,808)	(3,543)	4,054
Basic earnings (loss) per share	$0.06	$0.23	$(0.51)	$(0.21)	$0.26
Diluted earnings (loss) per share	$0.06	$0.22	$(0.51)	$(0.21)	$0.24
Dividends declared per share	$0.05	$0.05	$0.00	$0.00	$0.00

Selected Balance Sheet Data

	For The Years Ended June 30,
Amounts in thousands.	2001	2000	1999	1998	1997

Total assets	$17,262	$17,498	$11,815	$20,927	$18,981
Working capital	4,431	5,692	8,582	11,437	13,942
Long-term obligations	127	125	81	108	134

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Royal Gold's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in the section titled "Risk Factors" in this Form 10-K.

Liquidity and Capital Resources

At June 30, 2001, the Company had current assets of $6,004,176 compared to current liabilities of $1,573,309 for a current ratio of 4 to 1. This compares to current assets of $7,564,689 and current liabilities of $1,872,246, at June 30, 2000, resulting in a current ratio of 4 to 1.

During fiscal 2001, liquidity needs were met from: (i) $5,963,153 in revenues from production at the Pipeline Mining Complex and at Bald Mountain, (ii) the Company's available cash resources, and interest and other income of $258,010, and (iii) cash receipts from the issuance of common stock and the exercise of options of $25,950.

During the fiscal year, the Company spent $2,135,107 on the purchase of a NVR1 royalty at the Pipeline Mining Complex, and $60,347 on other capital expenditures.

During the fiscal year, the Company made an additional investment in Yamana and acquired two million units of Yamana Resources, Inc. for $250,000. Each unit consists of one share and one-half warrant to purchase an additional share for U.S. $0.15 per share, until February 9, 2004.

The only material commitments that cannot be terminated at the sole discretion of the Company are (i) employment agreements with three officers, calling for minimum payments of approximately $540,000; and (ii) office lease payments of $373,332 through the lease period ending October 2005.

For fiscal 2002, the Company anticipates production of one million ounces of gold at the Pipeline Mining Complex, which includes the processing of carbonaceous ore, based on estimates from Cortez. Depletion and depreciation from this production is estimated to be $1.6 million. The Company has also budgeted general and administrative expenses of approximately $1.7 million, costs of operations of approximately $0.6 million, and exploration and business development of approximately $0.5 million. The Company estimates interest income of $0.2 million and current income taxes of $0.1 million. These amounts could increase or decrease significantly, at any time during the fiscal year, based on the gold price, exploration results and decisions about releasing or acquiring additional properties, among other factors. The Company will evaluate acquisition opportunities and may use cash or stock for these acquisitions. Acquisitions have become a more important part of the Company's growth strategy and could be substantial, while exploration is becoming less important.

The Company has obtained a $10 million line of credit from HSBC that may be used to acquire producing royalties. At this time no funds have been drawn under the line.

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

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2001, Compared with Fiscal Year Ended June 30, 2000

For the year ended June 30, 2001, the Company recorded net earnings of $1,138,297,or $0.06 per diluted share, as compared to net earnings of $3,952,979, or $0.22 per diluted share, for the year ended June 30, 2000. Net earnings for the current year reflect $6.0 million in royalty revenues.

The Company received royalty revenues of $5.7 million from its royalties at the Pipeline Mining Complex. The Company also received $0.3 million from its royalty at Bald Mountain. In the prior fiscal year, the Company received royalty revenues of $9.0 million from the Pipeline Mining Complex and $0.4 million from Bald Mountain. This decrease in royalty revenue was directly related to the lower gold price in the current year, which also reduced the royalty rate on GSR1.

Cost of operations decreased compared to the prior year, primarily related to Nevada Net Proceeds Tax expenditures associated with the increased royalties at the Pipeline Mining Complex, somewhat offset by settlement and accrual of estimated costs at Casmalia. See footnote 12.

General and administrative expenses of $1,715,512 for the year ended June 30, 2001, decreased slightly compared to $1,768,428 for the year ended June 30, 2000.

Exploration expenses decreased from $1,625,698 in fiscal 2000 to $743,627 in fiscal 2001, primarily due to decreased expenditures at the Milos Gold project. Lease maintenance and holding costs decreased from $242,127 in fiscal 2000 to $30,433 in fiscal 2001, primarily due to decreased holding costs related to the Milos Gold project.

Depreciation and depletion increased from $1,193,108 in fiscal 2000 to $1,270,621 in fiscal 2001, primarily due to the increased depletion associated with the Company's purchase of the GSR3 royalty at the Pipeline Mining Complex, because the royalty rate increased from 0.475% to 0.7125% during the year.

The Company recorded an impairment related to its royalty interest at Bald Mountain by $490,215, because of the operator's revised reserve estimates.

Interest and other income decreased from $271,347 in fiscal 2000 to $258,010 in fiscal 2001, primarily due to decreased funds available for investing.

Fiscal Year Ended June 30, 2000, Compared with Fiscal Year Ended June 30, 1999

For the year ended June 30, 2000, the Company recorded net earnings of $3,952,979, or $0.22 per diluted share, as compared to a net loss of $8,808,173, or $0.51 per diluted share, for the year ended June 30, 1999. Net earnings for fiscal year 2000 reflect $9.4 million in royalty revenues.

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

General and administrative expenses of $1,768,428 for the year ended June 30, 2000, increased slightly compared to $1,704,326 for the year ended June 30, 1999, primarily because of non-recurring severance costs and a non-recurring stock grant to non-employee directors offset by an overall decrease in expenses due to cost containment efforts.

Exploration expenses decreased from $2,831,095 in fiscal 1999 to $1,625,698 in fiscal 2000, primarily due to decreased expenditures at the Milos Gold project, the Manhattan project and the Alligator Ridge project. Lease maintenance and holding costs decreased from $410,249 in fiscal 1999 to $242,127 in fiscal 2000, primarily due to decreased holding costs at the Alligator Ridge property.

In fiscal 1999, the Company recorded a full impairment of its investment in the Inyo Gold project. There were no impairments in fiscal 2000.

Depreciation and depletion increased from $463,733 in fiscal 1999 to $1,193,108 in fiscal 2000, primarily due to the depletion associated with the Company's purchase of the GSR3 royalty at the Pipeline Mining Complex.

Interest and other income decreased from $654,448 in fiscal 1999 to $271,347 in fiscal 2000, primarily due to decreased funds available for investing.
21

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors
Royal Gold, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Denver, Colorado
August 9, 2001
23

ROYAL GOLD, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
For The Years Ended June 30, 2001 and 2000

	2001	2000
Current assets
Cash and equivalents	$4,578,278	$4,647,160
Royalty receivables	1,219,147	1,761,266
Prepaid expenses and other	206,751	235,990
Available for sale securities	-	920,273

Total current assets	6,004,176	7,564,689

Property and equipment, at cost, net	9,772,364	9,337,746
Available for sale securities	1,017,016	-
Other assets	468,649	595,147

Total assets	$17,262,205	$17,497,582
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 24

ROYAL GOLD, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY
For The Years Ended June 30, 2001 and 2000

Current liabilities	2001	2000
Accounts payable	$485,785	$713,580
Dividend payable	894,490	885,004
Accrued compensation	150,000	212,370
Other	43,034	61,292

Total current liabilities	1,573,309	1,872,246

Other liabilities	127,100	124,697

Commitments and contingencies (notes 8 and 12)

Stockholders' equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 18,101,622 and 17,910,822 shares, respectively	181,016	179,108

Additional paid-in capital	55,868,222	55,846,280

Accumulated other comprehensive income	(553,472)	(400,215)

Accumulated deficit	(38,837,098)	(39,080,904)
	16,658,668	16,544,269
Less treasury stock, at cost (229,226 and 210,726 shares, respectively)	(1,096,872)	(1,043,630)

Total stockholders' equity	15,561,796	15,500,639

Total liabilities and stockholders' equity	$17,262,205	$17,497,582
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements. 25

ROYAL GOLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For The Years Ended June 30, 2001, 2000 and 1999

	2001	2000	1999
Royalty revenues	$5,963,153	$9,406,656	$959,014

Costs and expenses
Costs of operations	784,993	692,940	361,055
General and administrative	1,715,512	1,768,428	1,704,326
Exploration costs	743,627	1,625,698	2,831,095
Lease maintenance and holding costs	30,433	242,127	410,249
Impairment of mining assets	490,215	-	4,615,731
Depreciation and depletion	1,270,621	1,193,108	463,733
Total costs and expenses	5,035,401	5,522,301	10,386,189

Operating income (loss)	927,752	3,884,355	(9,427,175)

Interest and other income	258,010	271,347	654,448
Loss on marketable securities	-	5,444	35,446
Interest and other expense	24,234	116,541	-

Income (loss) before income taxes	1,161,528	4,033,717	(8,808,173)

Income tax expense	23,231	80,738	-

Net earnings	$1,138,297	$3,952,979	$(8,808,173)
	===========	===========	===========
Adjustments to comprehensive income
Unrealized loss on available for sale securities	(153,257)	(400,215)	-
Comprehensive income	$985,040	$3,552,764	$(8,808,173)
	===========	===========	===========
Basic earnings per share	$0.06	$0.23	$(0.51)
	===========	===========	===========
Basic weighted average shares outstanding	17,762,877	17,528,244	17,160,228

Diluted earnings per share	$0.06	$0.22	$(0.51)
	===========	===========	===========
Diluted weighted average shares outstanding	17,767,735	17,710,371	17,160,228
The accompanying notes are an integral part of these consolidated financial statements. 26

ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
For The Years Ended June 30, 2001, 2000 and 1999

	Common Stock
	Shares	Amount

Balance at June 30, 1998	17,069,602	$170,696

Issuance of common stock for:
Exercise of options	251,720	2,517

Balance at June 30, 1999	17,321,322	173,213

Issuance of common stock for:
Exercise of options	137,000	1,370
Private placement	452,500	4,525

Balance at June 30, 2000	17,910,822	179,108

Issuance of common stock for:
Exercise of options	190,800	1,908

Balance at June 30, 2001	18,101,622	$181,016
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 27

ROYAL GOLD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (CONTINUED)
For The Years Ended June 30, 2001, 2000 and 1999

	Additional		Other
	Paid-In	Accumulated	Comprehensive
	Capital	Deficit	Income (Loss)
Balance at June 30, 1998	$53,978,827	$(33,340,707)	$0

Issuance of common stock for:
Exercise of options	48,323

Net loss and comprehensive loss for the year ended June 30, 1999		(8,808,173)

Balance at June 30, 1999	54,027,150	(42,148,880)	0

Issuance of common stock for:
Exercise of options	15,755
Private placement	1,805,475

Issuance of treasury shares to:
Non-employee directors	(2,100)

Net earnings and comprehensive income (loss) for the year ended June 30, 2000		3,952,979	(400,215)

Dividends		(885,003)

Balance at June 30, 2000	55,846,280	(39,080,904)	(400,215)

Issuance of common stock for:
Exercise of options	21,942

Net earnings and comprehensive income (loss) for the year ended June 30, 2001		1,138,297	(153,257)

Dividends		(894,491)

Balance at June 30, 2001	$55,868,222	$(38,837,098)	$(553,472)
	===========	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 28

ROYAL GOLD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (CONTINUED)
For The Years Ended June 30, 2001, 2000 and 1999

Treasury Stock		Total Stockholder' Equity
Shares	Amount
Balance at June 30, 1998	143,726	$(759,783)	$20,049,033

Issuance of common stock for:
Exercise of options			50,840

Purchases of common stock	95,000	(422,447)	(422,447)

Net loss and comprehensive loss for the year ended June 30, 1999			(8,808,173)

Balance at June 30, 1999	238,726	(1,182,230)	10,869,253

Issuance of common stock for:
Exercise of options			17,125
Private placement			1,810,000

Issuance of treasury shares to:
Non-employee directors	(28,000)	138,600	136,500

Net earnings and comprehensive income for the year ended June 30, 2000			3,552,764

Dividends			(885,003)

Balance at June 30, 2000	210,726	(1,043,630)	15,500,639

Issuance of common shares for:
Exercise of options			23,850

Purchase of common stock	18,500	(53,242)	(53,242)

Net earnings and comprehensive income for the year ended June 30, 2001			985,040

Dividends			(894,491)

Balance at June 30, 2001	229,226	$(1,096,872)	$15,561,796
	=========	============	============
The accompanying notes are an integral part of these consolidated financial statements. 29

ROYAL GOLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended June 30, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities

Net income (loss)	$1,138,297	$3,952,979	$(8,808,173)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and depletion	1,270,621	1,193,108	463,733
Loss on marketable securities	-	5,444	35,446
Impairment of mining assets	490,215	-	4,615,731
Non cash compensation	-	136,500	-

(Increase) decrease in:
Royalty receivables	542,119	(1,449,168)	(95,068)
Other current assets	29,239	222,702	61,627

Increase (decrease) in:
Accounts payable and accrued liabilities	(308,424)	122,782	93,687
Other liabilities	2,403	43,599	(26,399)

Total adjustments	2,026,173	274,967	5,148,757
Net cash provided by (used in) operating activities	3,164,470	4,227,946	(3,659,416)
The accompanying notes are an integral part of these consolidated financial statements. 30

ROYAL GOLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Years Ended June 30, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from investing activities
Capital expenditures for property and equipment	$(2,195,454)	$(8,340,629)	$(740,696)
Maturity (purchase) of held-to- maturity securities, net	-	4,000,000	980,312
Purchase of available for sale securities	(250,000)	(1,320,488)	-
Increase in other assets	126,498	(417,270)	(200)

Net cash provided by (used in) investing activities	(2,318,956)	(6,078,387)	239,416

Cash flows from financing activities:
Dividends	(885,004)	-	-
Purchase of common stock	(53,242)	-	(422,447)
Proceeds from issuance of common stock	23,850	1,827,125	50,840

Net cash provided by (used in) financing activities	(914,396)	1,827,125	(371,607)

Net increase (decrease) in cash and equivalents	(68,882)	(23,316)	(3,791,607)

Cash and equivalents at beginning of period	4,647,160	4,670,476	8,462,083

Cash and equivalents at end of period	$4,578,278	$4,647,160	$4,670,476
	===========	===========	===========
Supplemental Information:

The Company declared a dividend on common stock of $894,491 during fiscal 2001, which was paid in July 2001. The Company declared a dividend on common stock of $885,004 during fiscal year 2000, which was paid in July 2000.

The accompanying notes are an integral part of these consolidated financial statements. 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Royal Gold, Inc. (the "Company" or "Royal Gold") was incorporated under the laws of the State of Delaware on January 5, 1981, and is engaged in the acquisition and management of precious metals royalty interests. Royalty revenue currently is generated from mining operations in the United States and Argentina. The Company also provides financial, operational, and environmental consulting services to companies in the mining industry. Substantially all the Company's revenues are and can be expected to be derived from its royalty interests rather than from its own mining activity or consulting services.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation.

Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2001, cash equivalents included approximately $4,572,254 of temporary cash investments in five uninsured government securities money market funds.

32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mineral Properties:

Acquisition costs of royalty properties are capitalized and depleted using the units of production method over the life of the mineral property. Exploration costs are charged to operations when incurred. The recoverability of the carrying value of royalty interests is evaluated based upon estimated future net cash flows from each royalty interest property using estimates of proven and probable reserves. Impairments in the carrying value of each property are measured and recorded to the extent that the Company's carrying value in each property exceeds its estimated fair value, which is generally calculated using future discounted cash flows.

Management's estimate of the gold prices, recoverable proven and probable reserves related to the royalty property, operating, capital and reclamation costs of the mine operators are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term, which could adversely affect management's estimate of the net cash flows expected to be generated from properties in operation.

Office Furniture, Equipment and Improvements:

The Company depreciates its office furniture, equipment and improvements over estimated useful lives of 15 years for office furniture, 3 years for computer equipment, and 5 years for other office equipment, using the straight-line method. The cost of normal maintenance and repairs is charged to expenses as incurred. Significant expenditures, which increase the life of the asset, are capitalized and depreciated over the estimated remaining useful life of the asset. Upon retirement or disposition of office furniture, equipment, or improvements, related gains or losses are recorded in operations.

Revenue:

Royalty revenue is recognized when earned. For royalties received in gold, royalty revenue is recorded at the spot price of gold.
33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.	PROPERTY AND EQUIPMENT

The carrying value of the Company's property and equipment consists of the following components at June 30, 2001 and 2000:

		Accumulated
		Depreciation
As of June 30, 2001	Gross	& Depletion	Net
Royalties
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	1,803,958	6,301,062
NVR1	2,135,107	33,868	2,101,239
Bald Mountain	1,978,547	1,065,323	913,224
Mule Canyon	180,714	-	180,714
Yamana Resources, Inc.	172,810	-	172,810
Total royalties	12,572,198	2,903,149	9,669,049
Office furniture, equipment and improvements	834,252	730,937	103,315
	$13,406,450	$3,634,086	$9,772,364
	============	============	============
34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Accumulated
		Depreciation
As of June 30, 2000	Gross	& Depletion	Net
Royalties
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	856,389	7,248,631
Bald Mountain	2,468,762	822,649	1,646,113
Mule Canyon	180,714	-	180,714
Yamana Resources, Inc.	172,809	-	172,809
Total royalties	10,927,305	1,679,038	9,248,267
Office furniture, equipment and improvements	773,906	684,427	89,479
	$11,701,211	$2,363,465	$9,337,746
	============	============	============

Presented below is a discussion of the status of each of the Company's currently significant mineral properties.

Pipeline Mining Complex:

The Company holds two sliding-scale gross smelter returns royalties (GSR1 and GSR2) and a fixed gross royalty (GSR3) over the Pipeline Mining Complex that includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada. The Company also owns a net value royalty (NVR1) on the South Pipeline gold deposit.

The Pipeline Mining Complex is owned by The Cortez Joint Venture, a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

Bald Mountain:

Effective January 1, 1998, the Company purchased a 50% undivided interest in a sliding-scale net smelter returns royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. During fiscal 2001, the Company recorded an impairment of $490,215. This resulted from the operator decreasing its long-term gold price estimate to $300 per ounce, which reduced its reserve estimate at the property.

35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mule Canyon:

In fiscal 1999, the Company purchased a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Gold Company.

Yamana Resources:

In fiscal 2000, the Company purchased a 2% NSR royalty on Yamana Resources' properties in Argentina.

Inyo Gold Project (formerly Long Valley)

Due to the decline in the gold price during the fourth quarter of fiscal 1999, the Company recorded a full impairment of its investment in the Inyo Gold project. The recoverability of the carrying value of the Inyo Gold project was evaluated based upon estimated future net cash flows from the property using estimates of proven and probable reserves, and resulted in an impairment of the property.

3.	RELATED PARTY TRANSACTION

The Company acquired a portion of a 1.25% net value royalty ("NVR") over production from the GAS Claims located on the Pipeline Mining Complex, in Lander County, Nevada, from a group of individuals. This royalty is known as NVR1. Royal Gold acquired NVR1 for approximately $2.1 million. Of this amount, approximately 45% or $967,500 was distributed to those officers and directors of the Company who participated.

4.	DERIVATIVES

The Company has purchased gold put options to cover its production through calendar year 2003. These puts consist of 10,200 ounces of gold per year at $270 per ounce and 15,000 ounces of gold per year at $250 per ounce. The Company does not use hedge accounting under FAS 133 and therefore marks-to-market these puts each quarter and records the gain or loss in operating costs. In fiscal year 2001, the Company expensed $90,472 related to these puts.

5.	AVAILABLE FOR SALE SECURITIES

The Company holds equity positions in a number of mining and exploration companies. The Company had an unrealized loss of $553,472 in these securities at June 30, 2001.
36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	EARNINGS PER SHARE ("EPS") COMPUTATION

	For The Year Ended June 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,138,297	17,759,877	$0.06
Effect of dilutive securities		7,858
Diluted EPS	$1,138,297	17,767,735	$0.06
	==========	==========	==========

Options to purchase 907,079 shares of common stock, at an average purchase price of $5.36 per share, were outstanding at June 30, 2001, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

	For The Year Ended June 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$3,952,979	17,528,244	$0.23
Effect of dilutive securities		182,127
Diluted EPS	$3,952,979	17,710,371	$0.22
	==========	==========	==========

Options to purchase 1,080,532 shares of common stock, at an average purchase price of $5.46 per share, were outstanding at June 30, 2000, but were not included in the computation of diluted EPS because the exercise price of these options were greater than the average market price of the common shares.

37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Year Ended June 30, 1999

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common stockholders	$(8,808,173)	17,160,228	$(0.51)
Effect of dilutive securities		-
Diluted EPS	$(8,808,173)	17,160,228	$(0.51)
	==========	==========	==========

Options to purchase 341,800 shares of common stock, at an average purchase price of $0.28 per share, and 892,498 shares, at an average price of $5.96 per share, were not included in the computation of diluted EPS because the Company experienced a net loss in the year and these options were antidilutive.

7.	INCOME TAXES

The tax effects of significant temporary differences and carryforwards, which give rise to the Company's deferred tax assets and liabilities at June 30, 2001 and 2000, are as follows:

	2001	2000
Net operating loss carryforwards	$7,629,710	$8,311,261
Mineral property basis	1,188,861	1,273,075
AMT credit carryforward	4,467	155,715
Loss on sale of gold	-	-
Other	61,740	114,926
Total deferred tax assets	8,884,778	9,854,977

Valuation allowance	(8,867,171)	(9,305,431)
Net deferred tax assets	17,607	549,546

Gold inventory	(17,607)	(549,546)
Mineral property basis	-	-
Other	-	-
Total deferred tax liabilities	(17,607)	(549,546)

Total net deferred taxes	$-	$-
	===========	===========
38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2001, the Company has approximately $21.8 million of net operating loss carryforwards, which, if unused, will expire during the years 2002 through 2021. The Company's ability to generate future taxable income to realize the benefits of its tax assets will depend primarily on the spot price of gold. Due to the sliding-scale royalties which decrease as the price of gold decreases, the inability of the Company to control the gold production upon which its royalty is based, and the volatility in the spot price of gold ($255 to $291 per ounce, in fiscal year 2001) a full valuation allowance has been established for the deferred tax asset at June 30, 2001.

The components of income tax expense (benefit) for the years ended June 30, 2001, 2000 and 1999, are as follows:

	2001	2000	1999
Current federal tax expense	$23,231	$80,738	$-
Deferred tax expense (benefit)	438,260	2,222,726	(3,464,237)
Increase (decrease) in deferred tax asset valuation allowance	(438,260)	(2,222,726)	3,464,237
	$23,231	$80,738	$-
	=========	=========	=========

The provision for income taxes for the years ended June 30, 2001, 2000 and 1999, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss from operations as a result of the following differences:

	2001	2000	1999
Total expense (benefit) computed by applying statutory rate	$394,920	$1,411,801	$(3,082,861)
Adjustments of valuation allowance	(438,260)	(1,124,726)	3,464,237
Excess depletion	(211,917)	(328,661)	(381,376)
Other	278,488	122,324	-
	$23,231	$80,738	$-
	=========	=========	=========

The change in the valuation allowance in fiscal 2001 and 2000 is due to the utilization of net operating loss in the current year.

The change in the valuation allowance in fiscal 1999 is due to the loss for the year.
39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS

Operating Lease:

The Company leases office space under a lease agreement, which expires October 31, 2004. Future minimum cash rental payments are as follows:

For The Years Ending June 30,
2002	$107,014
2003	111,317
2004	115,797
2005	39,104
2006	-
Total:	$373,232
========

Rent expense charged to operations for the years ended June 30, 2001, 2000 and 1999, amounted to $110,888, $159,122 and $145,731, respectively.

Employment Agreements:

The Company has one-year employment agreements with three of its officers, which require total minimum future compensation, at June 30, 2001, of $540,000. The terms of each of these agreements automatically extend, every February, for one additional year, unless terminated by the Company or the officer, according to the terms of the agreements.

9.	STOCKHOLDERS' EQUITY

Preferred Stock:

The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock.

Stockholders' Rights Plan:

The Company's board of directors adopted a Stockholders' Rights Plan in which preferred stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock held as of close of business on September 11, 1997. The terms of the Stockholders Rights plan provide

40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that if any person or group were to announce an intention to acquire or were to acquire 15 percent or more of the Company's outstanding common stock, then the owners of each share of common stock (other than the acquiring person or group) would become entitled to exercise a right to buy one one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $50 per Right.

Stock Option Plans:

The Company adopted an Equity Incentive Plan ("the Plan") whereby options under the Plan are exercisable at prices equal to the market value of the Company's Common Stock as of the date of grant and expire ten years after the date of grant.

Stock Options and Warrants:

The following schedules detail activity related to options for the years ended June 30, 1999, 2000 and 2001:

	Optioned Shares	Weighted Average Option Prices

Options Outstanding at June 30, 1998	1,313,018	$3.59

Granted	199,000	$4.59
Exercised	(251,720)	$0.20
Surrendered or expired	(26,000)	$4.00

Options Outstanding at June 30, 1999	1,234,298	$4.66

Granted	310,000	$4.42
Exercised	(137,000)	$0.13
Surrendered or expired	(165,570)	$6.08

Options Outstanding at June 30, 2000	1,241,728	$4.67

Granted	145,000	$2.81
Exercised	(190,800)	$0.13
Surrendered or expired	(144,849)	$6.11

Options Outstanding at June 30, 2001	1,051,079	$5.01
	============
41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All exercisable options outstanding at June 30, 2001, are exercisable at a weighted average exercise price of $5.36. Options outstanding at June 30, 2001, consist of: 991,079 options, at an average strike price of $4.54 (a range of $2.81 to $5.63), and a weighted average remaining contractual life of 6.6 years; and 60,000 options, at an average strike price of $12.73 (a range of $8.50 to $14.13), and a weighted average remaining contractual life of 1.9 years.

The Company measures compensation cost as prescribed by APB Opinion No. 25 ("APB 25"), accounting for Stock Issued to Employees. No compensation cost has been recognized in the financial statements as the exercise price of all option grants is equal to the market price of the Company's Common Stock at the date of grant. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS defines a "fair value" based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income (loss) and per share amounts would have been recorded.

	2001	2000	1999
Net income (loss)
As reported	$1,138,297	$3,952,979	$(8,808,173)
Pro Forma	$1,025,466	$3,522,851	(9,154,224)
Net income (loss) per basic share
As reported	$0.06	$0.23	$(0.51)
Pro Forma	$0.06	$0.20	(0.53)
Net income (loss) per diluted share
As reported	$0.06	$0.22	$(0.51)
Pro Forma	$0.06	$0.20	$(0.53)

The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

	2001	2000	1999
Weighted average expected volatility	51.2%	45.5%	58.9%
Weighted average expected option term in years	5.5	5.5	5.5
Weighted average risk free interest rate	5.7%	5.4%	4.6%
Forfeiture rate	5%	5%	5%
Weighted average grant fair value	$1.27	$2.12	$2.62

10.	MAJOR CUSTOMERS

In each of fiscal years 2001, 2000 and 1999, $5,963,152, $8,976,422 and $441,102, respectively, of the Company's royalty revenues were received from the same source.
42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SIMPLIFIED EMPLOYEE PENSION ("SEP") PLAN

The Company maintains a SEP Plan in which all employees are eligible to participate. The Company contributes a minimum of 3% of an employee's compensation to an account set up for the benefit of the employee. If an employee also chooses to contribute to the SEP Plan through salary reduction contributions, the Company will match such contributions to a maximum of 7% of the employee's salary. The Company contributed $76,063, $82,528 and $79,543, in fiscal years 2001, 2000 and 1999, respectively.

12.	CONTINGENCIES

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

At the end of June 2001, the Company agreed in principle, subject to the drafting of an acceptable consent decree, to accept financial responsibility for approximately two million pounds of customary oil and gas well drilling mud, and to settle with the EPA for approximately $110,000. The Company has also spent $20,000 on legal fees in the fiscal year. These amounts, along with legal fees of $20,000, are accrued in the June 30, 2001 financials.

43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Operating Revenues	Gross Profit	Net Income (Loss)	Earnings (Loss) Per Share of Common Stock	Earnings (Loss) Per Share of Common Stock Assuming Dilution

Fiscal Year 2001 Quarter Ended:

September 30	$1,537,944	$641,922	$629,084	$0.04	$0.04
December 31	1,405,106	(160,819)	(157,603)	(0.01)	(0.01)
March 31	1,446,010	378,243	358,997	0.02	0.02
June 30	1,574,093	68,405	307,819	0.01	0.01
	$5,963,153	$927,752	$1,138,297	$0.06	$0.06
	=======	=======	=======	====	====

Fiscal Year 2000 Quarter Ended:

September 30	$2,022,882	$799,061	$855,296	$0.05	$0.05
December 31	3,007,747	1,002,804	997,897	0.06	0.06
March 31	2,391,903	1,138,263	1,142,303	0.06	0.06
June 30	1,984,124	1,215,574	957,483	0.06	0.05
	$9,406,656	$4,155,702	$3,952,979	$0.23	$0.22
	=======	=======	=======	====	====
44

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Stanley Dempsey: Age 62

Chairman of the Board of Directors and Chief Executive Officer of the Company since April 4, 1988; term expires 2003. President and Chief Operating Officer of the Company from July 1, 1987 to April 4, 1988. From 1984 through June 1986, Mr. Dempsey was a partner in the law firm of Arnold & Porter. During the same period, he was a principal in Denver Mining Finance Company. From 1960 through 1987, Mr. Dempsey was employed by AMAX, Inc. serving in various managerial and executive capacities. Mr. Dempsey is a member of the board of directors of various mining-related associations.

Peter B. Babin: Age 47

Class I Director since December 1997; term Expires 2003. President of the Company since December 10, 1996. Executive Vice President from January 1, 1995 to December 10, 1996. Senior Vice President from July 1, 1993 to January 1, 1995. From 1989 until 1993, Mr. Babin was a consultant to the Company. From 1986 through 1989, Mr. Babin was Senior Vice President and General Counsel of Medserv Corporation, a provider of ancillary health care services. Mr. Babin is also a director of Charco Redondo LLC and of Sicat Catalysts B.V.

John W. Goth: Age 74

Class I Director Since August 1988; term expires 2003. Executive Director of the Denver Gold Group and past chairman of the Minerals Information Institute. A consultant to the mining industry since 1985. Mr. Goth was formerly a Senior Executive of AMAX, Inc. and Director of Magma Copper Company. He is currently a Director of U.S. Gold Corporation and Behre Dolbear. (1) (2)

Pierre Gousseland: Age 79

Class II Director since June 1992; term expires 2001. Financial consultant. From 1977 until January 1986, Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. Formerly a director of Guyanor Resources S.A., French American Banking Corp. of New York, American International Group, Inc., Union Minière, S.A. (Belgium), Degussa AG (Germany), IBM World Trade Europe/Middle East Africa Corporation, and Pancontinental Mining Europe GmbH (Germany). Mr. Gousseland has served on the Chase Manhattan and Creditanstaldt (Vienna, Austria) International Advisory Boards and is past president of the French-American Chamber of Commerce in the United States. (2)

S. Oden Howell, Jr.: Age 61

Class III Director since December 1993; term expires 2002. President of Howell & Howell Painting Contractors, Inc. and owner of Kessinger Service Industries, LLC. From 1972 until 1988, Mr. Howell was Secretary/Treasurer of Howell & Howell, Inc.

Merritt Marcus: Age 67

Class II Director since December 1992; term expires 2001. President and Chief Executive Officer of Marcus Paint Company, a manufacturer of industrial coatings, and Performance Powders, L.L.C., a manufacturer of industrial powder coatings since 1983. Mr. Marcus has served several terms as a director of the National Paint and Coatings Association.

45

James W. Stuckert: Age 63

Class II Director since September 1989; term expires 2001. Chairman and Chief Executive Officer of Hilliard, Lyons, Inc., Louisville, Kentucky. Mr. Stuckert is also a director of Hilliard, Lyons, Inc. and Thomas Transportation. He joined Hilliard, Lyons in 1962 and served in several capacities prior to being named Chairman in December 1995. (1) (2)

Edwin W. Peiker, Jr.: Age 70

Class III Director Since May 1987; term expires 2002. President and Chief Operating Officer of the Company from April 4, 1988 until February 1, 1992. Vice President of Engineering of the Company from May 1987 to April 4, 1988. Principal in Denver Mining Finance Company from 1984 until 1986. From 1983 to 1986, Mr. Peiker was engaged in mineral consulting activities. During the period 1966-1983, Mr. Peiker served in a variety of positions with the Climax Molybdenum division of AMAX involved in exploration activities worldwide. (1)

Donald Worth: Age 69

Class III Director since April 1999; term expires 2002. Mr. Worth has been involved in the mining industry since 1949. He formerly was a mining specialist and a vice president of Canadian Imperial Bank of Commerce (Canada). Mr. Worth is a director of Sentry Select Capital Corporation, Cornerstone Resources Inc., Lakefield Research Limited and Tiomin Resources Inc. He is also a trustee of Labrador Iron Ore Royalty Income Fund, and is involved with several professional associations both in Canada and the United States.

Karen P. Gross: Age 47

Vice President of the Company since June of 1994 and Corporate Secretary of the Company since 1989. From 1987 until 1989, Ms. Gross was the Assistant Secretary to the Company. Ms. Gross is in charge of investor relations, public relations and ensuring the Company's compliance with various corporate governance standards.

Donald J. Baker: Age 52

Vice President of the Company since November 1998. From January 1997 until 1999, Mr. Baker was Manager of Corporate Development. From 1994 until 1997, he was a consultant to the Company. Mr. Baker was previously employed with Climax Molybdenum Company and Homestake Mining Company.

John F. Skadow: Age 43
Controller of the Company since October 1993. Treasurer of the Company since November 1999. Mr. Skadow was previously employed by Dekalb Energy where he held various accounting and finance positions.

(1) Member of Audit Committee
(2) Member of Compensation Committee

Three officers of the Company have one-year employment agreements that renew for an additional year in February each year.
46

ITEMS 11, 12, and 13.

The information called for by Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," is incorporated by reference to the Company's definitive proxy statement to be filed with respect to the upcoming Annual Meeting of Stockholders to be held November 13, 2001, in Denver, Colorado.

47

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)	The following is a list of documents filed as part of this report and are included herewith (*) or have been filed previously:

(1)	Financial Statements included in Item 8.

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

EXHIBIT NUMBER
3	(a)	Certificate of Incorporation - Exhibit (b) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

	(b)	Amendment to Certificate of Incorporation - Exhibit (c) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

	(c)	Amendments to Articles of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company's Form 10-K for the year ended June 30, 1987.

	(d)	Amendment to Articles of Incorporation dated February 2, 1988 - Exhibit 3(f) to the Company's Form 10-K for the year ended June 30, 1990.

	(e)	By-Laws - Exhibit (d) to the Company's Form 10-K, for the fiscal year ended December 31, 1980.

4	(a)	Shareholders' Rights Agreement Exhibit B to the Company's Form 8-A dated September 11, 1997.

10	(a)	Employee Stock Option Plan - Exhibit 4(a) to the Company's Form S-8 dated February 6, 1990.
48
	(b)	Directors' Stock Option Plan - Exhibit 4(b) to the Company's Form S-8 dated February 6, 1990

	(c)	Equity Incentive Plan - filed as part of Def 14A, filed November 25, 1996.

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

	(g)	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999. Item 5 of Form 8-K filed April 12, 1999.

	(h)	Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999. Item 5 of Form 8-K filed September 2, 1999.

	(i)	Amendment to Equity Incentive Plan - filed as part of Def 14A, filed October 15, 1999.

21*	(a)	The Company and Its Subsidiaries.
* - Filed herewith.

23	(a)	Reports on Form 8-K:

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
50

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: September 21, 2001	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 21, 2001	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and Director

Date: September 21, 2001	By:	/s/ John Skadow
John Skadow Treasurer and Controller

Date: September 21, 2001	By:	/s/ Peter B. Babin
Peter B. Babin President and Director

Date: September 21, 2001	By:	/s/ John W. Goth
John W. Goth Director

Date: September 21, 2001	By:	/s/ Pierre Gousseland
Pierre Gousseland Director

Date: September 21, 2001	By:	/s/ S. Oden Howell, Jr.
S. Oden Howell, Jr. Director
51

Date: September 21, 2001	By:	/s/ Merritt E. Marcus
Merritt E. Marcus Director

Date: September 21, 2001	By:	/s/ Edwin W. Peiker, Jr.
Edwin W. Peiker, Jr. Director

Date: September 21, 2001	By:	/s/ James W. Stuckert
James W. Stuckert Director

Date: September 21, 2001	By:	/s/ Donald Worth
Donald Worth Director
52