Form 10-Q
period 2001-09-30
ROYAL GOLD INC /DE/
filed 2001-11-08
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at November 1, 2001

$0.01 Par Value	17,896,564 Shares
INDEX

PART I	FINANCIAL STATEMENTS	PAGE

Item 1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operation	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

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

2
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) ASSETS

	September 30,	June 30,
	2001	2001
Current assets
Cash and equivalents	$4,918,975	$4,578,278
Royalty receivables	2,335,329	1,219,147
Prepaid expenses and other	186,088	206,751

Total current assets	7,440,392	6,004,176

Property and equipment, at cost, net	9,184,509	9,772,364

Available for sale securities	495,095	1,017,016
Other assets	437,326	468,649

Total assets	$17,557,322	$17,262,205
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 3
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS (CONTINUED) (Unaudited) LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	June 30,
Current liabilities	2001	2001
Accounts payable	$676,265	$485,785
Dividend payable	0	894,490
Accrued compensation	225,000	150,000
Other	43,033	43,034

Total current liabilities	944,298	1,573,309

Other liabilities	125,456	127,100

Commitments and contingencies (note 5)

Stockholders' equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 18,122,790 and 18,101,622 shares, respectively	181,228	181,016

Additional paid-in capital	55,868,012	55,868,222

Accumulated other comprehensive income	0	(553,472)

Accumulated deficit	(38,464,800)	(38,837,098)
	17,584,440	16,658,668
Less treasury stock, at cost (226,226 shares)	(1,096,872)	(1,096,872)

Total stockholders' equity	16,487,568	15,561,796

Total liabilities and stockholders' equity	$17,557,322	$17,262,205
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 4
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
	For The Three Months Ended
	September 30,	September 30,
	2001	2000
Royalty revenues	$2,831,633	$1,537,944

Costs and expenses
Costs of operations	218,389	209,827
General and administrative	445,617	385,835
Exploration and business development	122,321	133,658
Depreciation and depletion	596,810	228,491
Total costs and expenses	1,383,137	957,811

Operating income	1,448,496	580,133

Interest and other income	37,858	61,789
Gain (loss) on marketable securities	(1,075,393)	0
Interest and other expense	31,064	0

Income before income taxes	379,897	641,922

Income tax expense	7,598	12,838

Net earnings	$372,299	$629,084
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	553,472	(29,687)
Comprehensive income	$925,771	$599,397
	===========	===========
Basic earnings per share	$0.02	$0.04
	===========	===========
Basic weighted average shares outstanding	17,889,776	17,740,422

Diluted earnings per share	$0.02	$0.04
	===========	===========
Diluted weighted average shares outstanding	18,025,341	17,872,443
The accompanying notes are an integral part of these consolidated financial statements. 5
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2001	2000
Cash flows from operating activities

Net income	$372,299	$629,084
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and depletion	596,810	228,491
Loss on marketable securities	1,075,393	0
Other	0	90,550

(Increase) decrease in:
Royalty receivables	(1,116,182)	335,821
Other current assets	20,663	(49,808)

Increase (decrease) in:
Accounts payable and accrued liabilities	265,479	(451,126)
Other liabilities	(1,644)	533

Total adjustments	840,519	154,461
Net cash provided by operating activities	1,212,818	783,545
The accompanying notes are an integral part of these consolidated financial statements. 6
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2001	2000
Cash flows from investing activities
Capital expenditures for property and equipment	$(8,956)	$(37,401)
Decrease in other assets	31,323	5,020

Net cash provided by (used in) investing activities	22,367	(32,381)

Cash flows from financing activities:
Dividends	(894,490)	(885,004)
Proceeds from issuance of common stock	2	8,750

Net cash provided by (used in) financing activities	(894,488)	(876,254)

Net increase (decrease) in cash and equivalents	340,697	(125,090)

Cash and equivalents at beginning of period	4,578,278	4,647,160

Cash and equivalents at end of period	$4,918,975	$4,522,070
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements. 7
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 2001.

1.	PROPERTY AND EQUIPMENT

The carrying value of the Company's property and equipment consists of the following components at September 30, 2001:

		Accumulated
		Depreciation
As of September 30, 2001	Gross	& Depletion	Net
Royalties
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	2,151,319	5,953,701
NVR1	2,135,107	146,022	1,989,085
Bald Mountain	1,978,547	1,129,716	848,831
Mule Canyon	180,714	-	180,714
Yamana Resources, Inc.	172,810	61,403	111,407
Total royalties	12,572,198	3,488,460	9,083,738
Office furniture, equipment and improvements	843,208	742,437	100,771
	$13,415,406	$4,230,897	$9,184,509
	===========	===========	===========

Presented below is a discussion of the status of each of the Company's currently significant mineral properties.

Pipeline Mining Complex

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

8
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bald Mountain

Effective January 1, 1998, the Company purchased a 50% undivided interest in a sliding-scale net smelter returns royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc.

Mule Canyon

In fiscal 1999, the Company purchased a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Gold Company.

Yamana Resources

In fiscal 2000, the Company purchased a 2% NSR royalty on Yamana Resources' properties in Argentina.

2.	AVAILABLE FOR SALE SECURITIES

The Company holds available for sale securities in a number of mining and exploration companies. The Company realized a loss of $1,075,393 on these securities for the three months ended September 30, 2001.

On October 29, 2001, Yamana Resources Inc. announced that mining at the Martha mine had been temporarily suspended. Yamana also stated that surface operations will continue to sort and bag existing inventories of broken ore until all of it has been shipped, and that it is in discussion with its project lender with respect to refinancing alternatives. Yamana's loan matures on December 31, 2001. Based on all of this information, the Company revalued its available for sale securities in Yamana to current market value.

3.	EARNINGS PER SHARE ("EPS") COMPUTATION

	For The Three Months Ended September 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$372,299	17,889,776	$0.02
Effect of dilutive securities		135,565
Diluted EPS	$372,299	18,025,341	$0.02
	==========	==========	==========

9
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 391,079 shares of common stock, at an average purchase price of $6.52 per share, were outstanding at September 30, 2001, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

	For The Three Months Ended September 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$629,084	17,740,422	$0.04
Effect of dilutive securities		132,021
Diluted EPS	$629,084	17,872,443	$0.04
	==========	==========	==========

At September 30, 2000, options to purchase 1,000,532 shares of common stock were outstanding, at an average price of $5.66 per share, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares.

4.	FINANCIAL ACCOUNTING STANDARD NO. 133

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133").
SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (July 1, 2000 for the Company), and establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has been engaged in limited trading activities utilizing puts. In the near term, the Company will continue to mark its open positions to market and record the difference in the carrying value to current earnings. During the first three months of fiscal 2002, the Company recorded mark to market losses of $21,123 in operations related to puts.

5.	COMMITMENTS AND CONTINGENCIES

Casmalia

The Company received notice, on March 24, 2000, that the U.S. Environmental Protection Agency ("EPA") had identified Royal Resources, Inc. (Royal Gold's corporate predecessor) as one of 22,000 potentially responsible parties ("PRPs"), along with many oil companies, for clean-up of a fully-permitted hazardous waste landfill at Casmalia, Santa Barbara County, California, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"). The Company's alleged PRP status stemmed from oil and gas exploration activities undertaken by Royal Resources in California during 1983-84.

10
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the end of June 2001, the Company agreed, in principle, subject to the drafting of an acceptable consent decree, to accept financial responsibility for approximately two million pounds of customary oil and gas well drilling mud, and to settle with the EPA.

6.	GENERAL

The unaudited financial statements as of September 30, 2001, and for the three months ended
September 30, 2001 and 2000, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 2001.

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

11
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2001, the Company had current assets of $7,440,392 compared to current liabilities of $944,298 for a current ratio of 8 to 1. This compares to current assets of $6,004,176 and current liabilities of $1,573,309 at June 30, 2001, resulting in a current ratio of 4 to 1.

During the quarter ended September 30, 2001, liquidity needs were met from $2,831,633 in royalty revenues from production at the Pipeline Mining Complex, Yamana, and at Bald Mountain, the Company's available cash resources, and interest and other income of $37,858.

The Company recorded a non-cash charge of $1,075,392 related to its available for sale securities. The decline in value of these securities was deemed to be other-than-temporary and therefore the decline in value was recognized.

On October 29, 2001, Yamana Resources Inc. announced that mining at the Martha mine had been temporarily suspended. Yamana also stated that surface operations will continue to sort and bag existing inventories of broken ore until all of it has been shipped, and that it is in discussion with its project lender with respect to refinancing alternatives. Yamana's loan matures on December 31, 2001. Based on all of this information, the Company revalued its available for sale securities in Yamana to current market value.

For fiscal 2002, the Company anticipates production of more than one million ounces of gold at the Pipeline Mining Complex, which includes the processing of carbonaceous ore, based on estimates from Cortez. Production at the Pipeline Mining Complex was approximately 315,000 ounces of gold during the quarter ended September 30, 2001.

The Company has obtained a $10 million line of credit from HSBC that may be used to acquire producing royalties. At this time no funds have been drawn under the line.

The Company will continue to explore its remaining properties, with a view to enhance the value of any such properties prior to possible farm out to major mining company partners.

The Company's current financial resources and sources of income should be adequate to cover the Company's anticipated expenditures for general and administrative costs, exploration and business development costs, and capital expenditures for the foreseeable future.

12
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended September 30, 2001, Compared with Quarter Ended September 30, 2000

For the quarter ended September 30, 2001, the Company recorded net earnings of $372,299, or $0.02 per diluted share, as compared to net earnings of $629,084 or $0.04 per diluted share, for the quarter ended September 30, 2000. Net earnings for the current quarter reflect $2.8 million in royalty revenues.

The Company received royalty revenues of $2.6 million from its royalties at the Pipeline Mining Complex. The Company also received $0.1 million from its royalty at Bald Mountain and $0.1 million from royalties from Yamana. For the quarter ended September 30, 2000, the Company received royalty revenues of $1,537,944. This increase resulted from production at the Pipeline Mining Complex of approximately 315,000 ounces of gold this year versus approximately 188,000 ounces of gold in the prior year period.

Cost of operations increased compared to the quarter ended September 30, 2000, primarily related to Nevada Net Proceeds Tax expenditures associated with the increased royalties at the Pipeline Mining Complex, somewhat offset by lower mark to market costs of gold put contracts.

General and administrative expenses of $445,617 for the quarter ended September 30, 2001, increased compared to $385,835 for the quarter ended September 30, 2000, primarily because of decreased allocation of employee costs to exploration consistent with the Company's decreased emphasis on exploration.

Exploration and business development expenses decreased from $133,658 for the quarter ended September 30, 2000, to $122,321 for the quarter ended September 30, 2001, primarily due to decreased expenditures at the Milos Gold project, somewhat offset by increased business development costs.

Depreciation and depletion increased from $228,491 for the quarter ended September 30, 2000, to $596,810 for the quarter ended September 30, 2001, primarily due to increased production at the Pipeline Mining Complex and the increased depletion associated with the Company's purchase of the GSR3 royalty at the Pipeline Mining Complex, because the royalty rate increased from 0.475% to 0.7125%.

The Company recorded a non-cash charge of $1,075,392 related to its equity investments. The decline in value of these securities was deemed to be other-than-temporary and therefore the decline in value was recognized.

Interest and other income decreased from $61,789 for the quarter ended September 30, 2000 to $37,858 for the quarter ended September 30, 2001, primarily due to lower interest rates received on invested funds.

13
ROYAL GOLD, INC.

PART II.	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibits
None

(b)	Reports on Form 8-K
None
14
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: November 8, 2001	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and Director

Date: November 8, 2001	By:	/s/ John Skadow
John Skadow Treasurer and Controller
15