Form 10-Q
period 2001-12-31
ROYAL GOLD INC /DE/
filed 2002-02-14
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

Commission File Number 0-5664

ROYAL GOLD, INC. 1660 Wynkoop Street, Suite 1000 Denver, Colorado 80202-1132 (303) 573-1660

(Name, State of Incorporation, Address and Telephone Number)

(a Delaware corporation)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 1, 2002

$0.01 Par Value	17,920,534 Shares

INDEX

PART I	FINANCIAL STATEMENTS	PAGE

Item 1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operation	5
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production levels, reserves, mineralization, settlement of the Casmalia matter, and that the Company envisions that further growth will more likely occur as a result of acquisitions, rather than from exploration. Factors that could cause actual results to differ materially from the projections incorporated herein include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ability to reach a definitive court approved settlement of the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

2
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) ASSETS

	December 31,	June 30,
	2001	2001
Current assets
Cash and equivalents	$6,926,359	$4,578,278
Royalty receivables	2,545,521	1,219,147
Prepaid expenses and other	174,388	206,751

Total current assets	9,646,268	6,004,176

Property and equipment, at cost, net	8,664,643	9,772,364

Available for sale securities	398,809	1,017,016
Other assets	410,282	468,649

Total assets	$19,120,002	$17,262,205
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 3
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS (CONTINUED) (Unaudited) LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	June 30,
Current liabilities	2001	2001
Accounts payable	$727,093	$485,785
Dividend payable	0	894,490
Accrued compensation	347,000	150,000
Other	48,716	43,034

Total current liabilities	1,122,809	1,573,309

Other liabilities	123,812	127,100

Commitments and contingencies (note 4)

Stockholders' equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 18,149,760 and 18,101,622 shares, respectively	181,498	181,016

Additional paid-in capital	55,867,752	55,868,222

Accumulated other comprehensive income	0	(553,472)

Accumulated deficit	(37,078,997)	(38,837,098)
	18,970,253	16,658,668
Less treasury stock, at cost (229,226 shares)	(1,096,872)	(1,096,872)

Total stockholders' equity	17,873,381	15,561,796

Total liabilities and stockholders' equity	$19,120,002	$17,262,205
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 4
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

For The Three Months Ended
	December 31,	December 31,
	2001	2000
Royalty revenues	$2,889,380	$1,405,106

Costs and expenses
Costs of operations	243,058	125,237
General and administrative	439,099	472,838
Exploration and business development	172,711	249,442
Impairment of mining assets	0	490,215
Depreciation and depletion	524,950	308,000
Total costs and expenses	1,379,818	1,645,732

Operating income	1,509,562	(240,626)

Interest and other income	32,289	79,807
Gain (loss) on marketable securities	(96,286)	0
Interest and other expense	31,481	0

Income before income taxes	1,414,085	(160,819)

Income tax expense (benefit)	28,282	(3,216)

Net earnings	$1,385,802	$(157,603)
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	0	(423,662)
Comprehensive income	$1,385,802	$(581,265)
	===========	===========
Basic earnings per share	$0.08	$(0.01)
	===========	===========
Basic weighted average shares outstanding	17,899,951	17,763,862

Diluted earnings per share	$0.08	$(0.01)
	===========	===========
Diluted weighted average shares outstanding	18,025,966	17,763,862

The accompanying notes are an integral part of these consolidated financial statements. 5
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

For The Six Months Ended
	December 31,	December 31,
	2001	2000
Royalty revenues	$5,721,013	$2,943,050

Costs and expenses
Costs of operations	461,447	335,063
General and administrative	884,717	858,673
Exploration and business development	295,032	383,100
Impairment of mining assets	0	490,215
Depreciation and depletion	1,121,760	536,491
Total costs and expenses	2,762,956	2,603,542

Operating income	2,958,057	339,508

Interest and other income	70,147	141,595
Gain (loss) on marketable securities	(1,171,679)	0
Interest and other expense	62,544	0
Income before income taxes	1,793,981	481,103
Income tax expense	35,880	9,622

Net earnings	$1,758,101	$471,481
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	0	(453,349)
Realization of the change in market value of available for sale securities	553,472	0
Comprehensive income	$2,311,573	$18,132
	===========	===========
Basic earnings per share	$0.10	$0.03
	===========	===========
Basic weighted average shares outstanding	17,890,862	17,749,025

Diluted earnings per share	$0.10	$0.03
	===========	===========
Diluted weighted average shares outstanding	18,002,912	17,867,981
The accompanying notes are an integral part of these consolidated financial statements. 6
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For The Six Months Ended
	December 31,	December 31,
	2001	2000
Cash flows from operating activities

Net income	$1,758,101	$471,481
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and depletion	1,121,760	536,491
Impairment of mining assets	0	490,215
Loss on marketable securities	1,171,679	0
Other	0	66,249

(Increase) decrease in:
Royalty receivables	(1,326,374)	577,936
Other current assets	32,363	(67,911)

Increase (decrease) in:
Accounts payable and accrued liabilities	443,990	(286,818)
Other liabilities	(3,288)	1,066

Total adjustments	1,440,130	1,317,228
Net cash provided by operating activities	3,198,231	1,788,709
The accompanying notes are an integral part of these consolidated financial statements. 7
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

For The Six Months Ended
	December 31,	December 31,
	2001	2000
Cash flows from investing activities
Capital expenditures for property and equipment	$(14,039)	$(52,850)
Decrease in other assets	58,367	0

Net cash provided by (used in) investing activities	44,328	(52,850)

Cash flows from financing activities:
Purchase of common stock	0	(53,242)
Dividends	(894,490)	(885,004)
Proceeds from issuance of common stock	12	8,750

Net cash provided by (used in) financing activities	(894,478)	(929,496)

Net increase (decrease) in cash and equivalents	2,348,081	806,363

Cash and equivalents at beginning of period	4,578,278	4,647,160

Cash and equivalents at end of period	$6,926,359	$5,453,523
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 8
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Royal Gold, Inc. and its consolidated subsidiaries. We believe that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 2001.

1.	PROPERTY AND EQUIPMENT

The carrying value of the Company's property and equipment consists of the following components at December 31, 2001:

		Accumulated
		Depreciation
As of December 31, 2001	Gross	& Depletion	Net
Royalties
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	2,464,273	5,640,747
NVR1	2,135,107	266,007	1,869,100
Bald Mountain	1,978,547	1,210,475	768,072
Mule Canyon	180,714	-	180,714
Yamana Resources, Inc.	172,810	61,403	111,407
Total royalties	12,572,198	4,002,158	8,570,040
Office furniture, equipment and improvements	848,291	753,688	94,603
	$13,420,489	$4,755,846	$8,664,643
	===========	===========	===========

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

9
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pipeline Mining Complex is owned by The Cortez Joint Venture, a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

Reserves

The following table shows the reserves that have been defined by Cortez at the Pipeline Mining Complex that are subject to the Company's royalties:
Pipeline Mining Complex Proven and Probable Reserves (1)(2)(3)(4) December 31, 2001

	Tons	Average Grade	Contained
Royalty	(millions)	(oz Au/ton)	Oz Au (5)
GSR 1 (6)	144.7	0.047	6,776,000
GSR 3 (7)	144.7	0.047	6,776,000
NVR 1 (8)	114.0	0.044	4,969,000

______________________
(1)	"Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

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

(4)	Amounts shown represent 100% of the reserves that are subject to the stated royalty interest.

(5)

Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed processing recovery rates are 88% for mill-grade ore, and 65% for heap leach material. These reserves, estimated by Cortez, are based on a life-of-mine gold price projection of $275 per ounce.

(6)	GSR1 is a sliding scale royalty that covers the current mine footprint.
10
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	GSR3 is a 0.71% fixed rate royalty for the life of the mine.

(8)

NVR1 is a 0.37% net value royalty that covers production from the GAS claims, a portion of the Pipeline Mining Complex that excludes the Pipeline pit. The NVR1 is calculated by deducting processing related costs, but not mining costs.

Other Mineralization

Set forth below is a table showing, in the aggregate, the additional mineralization that has been defined by Cortez at the Pipeline Mining Complex that are subject to the company's royalties:
Pipeline Mining Complex Additional Mineralization (1)(2) December 31, 2001

	Tons	Average Grade
Royalty	(millions)	(oz Au/ton)
GSR 1 (3)	6.5	0.045
GSR 2 (4)	51.6	0.044
GSR 3 (5)	58.1	0.044
NVR 1 (6)	54.6	0.045

______________________
(1)

Additional mineralization has not been included in the proven and probable ore reserve estimates because even though drilling, trenching and/or underground work indicates a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.

(2)	The amounts shown are computed by Cortez and represent 100% of the deposits.

(3)	GSR1 is a sliding scale royalty that covers the current mine footprint.

(4)	GSR2 is a sliding scale royalty that covers an area outside of the current mine footprint.

(5)	GSR3 is a 0.71% fixed rate royalty for the life of the mine.

(6)

NVR1 is a 0.37% net value royalty that covers production from the GAS claims, a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting processing related costs, but not mining costs.

11
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bald Mountain

Effective January 1, 1998, the Company purchased a 50% undivided interest in a sliding-scale net smelter returns royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. As of December 31, 2001, Placer Dome reported that at a $275 gold price, proven and probable reserves related to Royal Gold's royalty position include 7.7 million tons of ore, at an average grade of 0.03 ounces of gold per ton, containing approximately 232,000 ounces of gold.

Mule Canyon

In fiscal 1999, the Company purchased a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Gold Company.

Yamana Resources

In fiscal 2000, the Company purchased a 2% NSR royalty on Yamana Resources' properties in Argentina.

2.	AVAILABLE FOR SALE SECURITIES

The Company holds available for sale securities in a number of mining and exploration companies. The Company recorded a mark to market loss of $96,286 on these securities for the three months ended December 31, 2001, and $1,171,679 for the six months ended December 31, 2001.

The securities are valued at current market value.

3.	EARNINGS PER SHARE ("EPS") COMPUTATION

For The Six Months Ended December 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,758,101	17,890,863	$0.10
Effect of dilutive securities		112,049
Diluted EPS	$1,758,101	18,002,912	$0.10
	==========	==========	==========
12
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2001, 391,079 options to purchase shares of common stock at an average purchase price of $6.52 per share were not included in the computation of diluted EPS, because the exercise price of these options was greater than the average market price of the common shares.

For The Six Months Ended December 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$468,265	17,749,025	$0.03
Effect of dilutive securities		118,955
Diluted EPS	$468,265	17,867,981	$0.03
	==========	==========	==========

At December 31, 2000, 911,634 options to purchase common stock at an average price of $5.36 per share were not included in the computation of diluted EPS, because the exercise price of the options was greater than the average market price of these common shares.

For The Three Months Ended December 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,385,802	17,889,951	$0.08
Effect of dilutive securities		126,015
Diluted EPS	$1,385,802	18,025,966	$0.08
	==========	==========	==========

At December 31, 2001, 125,000 options to purchase shares of common stock, at an average price of $8.98 per share were not included in the computation of diluted EPS, because the exercise price of the options was greater than the average market price of these common shares.

For the three months ended December 31, 2000, 265,800 options to purchase shares of common stock, at an average price of $1.59 per share, were not included in the computation of diluted EPS, because the impact of any such option exercise would be anti-dilutive.

13
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMMITMENTS AND CONTINGENCIES

Casmalia

The Company received notice, on March 24, 2000, that the U.S. Environmental Protection Agency ("EPA") had identified Royal Resources, Inc. (Royal Gold's corporate predecessor) as one of 22,000 potentially responsible parties ("PRPs"), for clean-up of a fully-permitted hazardous waste landfill at Casmalia, Santa Barbara County, California, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"). The Company's alleged PRP status stemmed from oil and gas exploration activities undertaken by Royal Resources in California during 1983-84.

At the end of June 2001, the Company agreed, in principle, subject to the drafting of an acceptable consent decree, to accept financial responsibility for approximately two million pounds of customary oil and gas well drilling mud, and to settle with the EPA for approximately $110,000. This amount, along with legal fees of $20,000, are accrued in the financial statements.

5.	GENERAL

The unaudited financial statements as of December 31, 2001, and for the three and six months ended
December 31, 2001 and 2000, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 2001.

Royal Gold is engaged in the acquisition and management of precious metals royalties and in the exploration and development of precious metals properties.

The Company seeks to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. The Company also explores and develops properties thought to contain precious metals and seeks to obtain royalty and other carried ownership interests in such properties from other mining companies. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

14
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	SUBSEQUENT EVENT

On January 31, 2002, the Company entered into various agreements with other "Tier II" parties identified as potentially responsible for a portion of the clean-up of the Casmalia Disposal Facility, in Casmalia, California (the "Site"), and, in connection with such agreements, deposited the sum of $107,858 into escrow. The escrowed funds are intended to resolve the Company's alleged liability under Superfund for clean-up costs to be incurred at the Site.

The escrow amount is based on the percentage of the total waste volume at the Site that the Company or its predecessors allegedly disposed of there, during 1983 and 1984. Although the Company's waste consisted entirely of customary oil field waste, the EPA has alleged that the waste was hazardous. The Company's volumetric contribution of allegedly hazardous waste was then used to calculate the Company's share of the projected cost of $272 million to accomplish remediation of the Site.

The Company may still remain exposed for its proportionate share of "natural resources damages" at the site, but that matter remains the subject of further negotiations, in connection with the completion of the consent decree that the Company will be obliged to enter into with EPA and other Tier II parties before the deposited funds may be released from escrow. Any liability for "natural resources damages", at the Site, that may remain after the consent decree has been executed likely will not be determined until after the clean-up of the Casmalia Site has been completed. (See note 4).

15
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying interim Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 2001.

At December 31, 2001, the Company had current assets of $9,646,268 compared to current liabilities of $1,122,809 for a current ratio of 9 to 1. This compares to current assets of $6,004,176 and current liabilities of $1,573,309 at June 30, 2001, resulting in a current ratio of 4 to 1.

During the first six months of fiscal 2002, liquidity needs were met from $5,727,013 in royalty revenues from production at the Pipeline Mining Complex, Yamana, and at Bald Mountain, the Company's available cash resources, and interest and other income of $70,147.

The Company recorded a non-cash charge of $1,171,679 related to its available for sale securities. The decline in value of these securities was deemed to be other-than-temporary and therefore the decline in value was recognized, including $553,472 that had previously been recorded as a loss in Other Comprehensive Income.

For fiscal 2002, based on information from the operator, the Company anticipates production of more than one million ounces of gold at the Pipeline Mining Complex, which includes the processing of carbonaceous ore, based on estimates provided by Cortez. Production at the Pipeline Mining Complex was approximately 611,000 ounces of gold during the six months ended December 31, 2001.

The Company has a $10 million line of credit from HSBC that may be used to acquire producing royalties. At this time, no funds have been drawn under the line of credit.

The Company will continue to explore its remaining properties, with a view to enhancing the value of any such properties prior to possible farm out to major mining company partners.

The Company's current financial resources and sources of income should be adequate to cover the Company's anticipated expenditures for general and administrative costs, exploration and business development costs, and capital expenditures for the foreseeable future.

16
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended December 31, 2001, Compared with Quarter Ended December 31, 2000

For the quarter ended December 31, 2001, the Company recorded net earnings of $1,385,802, or $0.08 per diluted share, as compared to a net loss of $157,603, or $0.01 per diluted share, for the quarter ended December 31, 2000. Net earnings for the current quarter reflect $2,889,380 in royalty revenues.

The Company received royalty revenues of $2,791,484 from its royalties at the Pipeline Mining Complex and $97,896 million from its royalty at Bald Mountain. For the quarter ended December 31, 2000, the Company received royalty revenues of $1,405,106. This increase resulted from a higher royalty rate due to a higher gold price, and higher production at the Pipeline Mining Complex.

Cost of operations increased compared to the quarter ended December 31, 2000, primarily related to Nevada net proceeds tax expenditures associated with the increased royalties at the Pipeline Mining Complex.

General and administrative expenses of $439,099 for the quarter ended December 31, 2001, decreased compared to $472,383 for the quarter ended December 31, 2000, primarily because of cost control efforts on outside consulting fees.

Exploration and business development expenses decreased from $249,442 for the quarter ended December 31, 2000, to $172,711 for the quarter ended December 31, 2001, primarily due to decreased exploration expenditures, somewhat offset by increased business development costs.

Depreciation and depletion increased from $308,000 for the quarter ended December 31, 2000, to $524,950 for the quarter ended December 31, 2001, primarily due to increased production at the Pipeline Mining Complex, the increased depletion associated with the Company's purchase of the GSR3 royalty at the Pipeline Mining Complex, because the royalty rate increased from 0.475% to 0.7125%, and depletion related to the Company's NVR1 royalty, which was not owned last year.

The Company recorded a non-cash charge of $96,286 related to its equity investments in Yamana Resources for the quarter December 31, 2001. The decline in value of these securities was deemed to be other-than-temporary and therefore the decline in value was recognized in the Statement of Operations.

Interest and other income decreased from $79,807 for the quarter ended December 31, 2000 to $32,289 for the quarter ended December 31, 2001, primarily due to lower interest rates received on invested funds.

17
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended December 31, 2001, Compared with Six Months Ended December 31, 2000

For the six months ended December 31, 2001, the Company recorded net earnings of $1,758,101, or $0.10 per diluted share, as compared to net earnings of $471,481, or $0.03 per diluted share, for the six months ended December 31, 2000. Net earnings for the six months ended December 31, 2001, reflect $5,721,013 in royalty revenues.

Cost of operations increased compared to the six months ended December 31, 2000, primarily related to Nevada net proceeds tax expenditures associated with the increased royalties at the Pipeline Mining Complex.

General and administrative expenses of $884,717 for the six months ended December 31, 2001, increased compared to $858,673 for the six months ended December 31, 2000, primarily because of decreased allocation of employee costs to exploration consistent with the Company's decreased emphasis on exploration.

Exploration and business development expenses decreased from $383,100 for the six months ended December 31, 2000, to $295,032 for the six months ended December 31, 2001, primarily due to decreased exploration expenditures, somewhat offset by increased business development costs.

Depreciation and depletion increased from $536,491 for the six months ended December 31, 2000, to $1,121,760 for the six months ended December 31, 2001, primarily due to increased production at the Pipeline Mining Complex, the increased depletion associated with the Company's purchase of the GSR3 royalty at the Pipeline Mining Complex, because the royalty rate increased from 0.475% to 0.7125%, and depletion related to the Company's NVR1 royalty which was not owned last year.

The Company recorded a non-cash charge of $1,171,679 related to its equity investments in Yamana Resources for the six months ended December 31, 2001. The decline in value of these securities was deemed to be other-than-temporary and therefore the decline in value was recognized. Included in the charge for the six months ended December 31, 2001, was a previous unrealized loss of $553,472 recorded in Other Comprehensive Income.

Interest and other income decreased from $141,595 for the six months ended December 31, 2000, to $70,147 for the six months ended December 31, 2001, primarily due to lower interest rates received on invested funds.

18
ROYAL GOLD, INC.

PART II.	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibits
None

(b)	Reports on Form 8-K
None
19
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: February 14, 2002	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and Director

Date: February 14, 2002	By:	/s/ John Skadow
John Skadow Treasurer and Controller
20