Form 10-Q
period 2002-03-31
ROYAL GOLD INC /DE/
filed 2002-05-09
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

Commission File Number 0-5664

(Name, State of Incorporation, Address and Telephone Number)

Royal Gold, Inc. (a Delaware corporation)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at May 1, 2002

$0.01 Par Value	17,938,039 Shares
INDEX

PART I	FINANCIAL STATEMENTS	PAGE
PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES	18

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production levels, reserves, settlement of the Casmalia matter, and that the Company envisions that further growth will more likely occur as a result of acquisitions, rather than from exploration. Factors that could cause actual results to differ materially from the projections incorporated herein include, among others, changes in precious metals prices, decisions and activities of the operators of its royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ability to reach a definitive court-approved settlement of the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

2
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) ASSETS

	March 31,	June 30,
	2002	2001
Current assets
Cash and equivalents	$8,641,060	$4,578,278
Royalty receivables	2,873,484	1,219,147
Prepaid expenses and other	136,307	206,751

Total current assets	11,650,851	6,004,176

Property and equipment, at cost, net	8,106,166	9,772,364

Available for sale securities	513,088	1,017,016
Other assets	372,241	468,649

Total assets	$20,642,346	$17,262,205
	==========	==========
The accompanying notes are an integral part of these consolidated financial statements. 3
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS (CONTINUED) (Unaudited) LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	June 30,
Current liabilities	2002	2001
Accounts payable	$820,400	$485,785
Dividend payable	0	894,490
Accrued compensation	75,000	150,000
Other	49,337	43,034

Total current liabilities	944,737	1,573,309

Other liabilities	122,169	127,100

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 18,167,265 and 18,101,622 shares, respectively	181,673	181,016

Additional paid-in capital	55,867,572	55,868,222

Accumulated other comprehensive income	114,298	(553,472)

Accumulated deficit	(35,491,231)	(38,837,098)
	20,672,312	16,658,668
Less treasury stock, at cost (229,226 shares)	(1,096,872)	(1,096,872)

Total stockholders' equity	19,575,440	15,561,796

Total liabilities and stockholders' equity	$20,642,346	$17,262,205
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 4
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

For The Three Months Ended
	March 31,	March 31,
	2002	2001
Royalty revenues	$3,140,760	$1,446,010

Costs and expenses
Costs of operations	262,566	147,591
General and administrative	498,548	457,175
Exploration and business development	189,992	207,140
Depreciation and depletion	569,043	330,456
Total costs and expenses	1,520,149	1,142,362

Operating income	1,620,611	303,648

Interest and other income	30,622	74,595
Interest and other expense	31,064	11,920

Income before income taxes	1,620,169	366,323

Income tax expense (benefit)	32,403	7,326

Net earnings	$1,587,766	$358,997
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	114,298	144,709
Comprehensive income	$1,702,064	$503,706
	===========	===========
Basic earnings per share	$0.09	$0.02
	===========	===========
Basic weighted average shares outstanding	17,922,617	17,751,596

Diluted earnings per share	$0.09	$0.02
	===========	===========
Diluted weighted average shares outstanding	18,172,621	17,866,905
The accompanying notes are an integral part of these consolidated financial statements. 5
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

For The Nine Months Ended
	March 31,	March 31,
	2002	2001
Royalty revenues	$8,861,773	$4,389,061

Costs and expenses
Costs of operations	724,013	482,655
General and administrative	1,383,265	1,315,848
Exploration and business development	485,023	590,240
Impairment of mining assets	0	490,215
Depreciation and depletion	1,690,804	866,947
Total costs and expenses	4,283,105	3,745,905

Operating income	4,578,668	643,156

Interest and other income	100,769	216,191
Gain (loss) on marketable securities	(1,171,679)	0
Interest and other expense	93,608	11,920
Income before income taxes	3,414,150	847,427
Income tax expense	68,283	16,949

Net earnings	$3,345,867	$830,478
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	114,298	(308,640)
Realization of the change in market value of available for sale securities	553,472	0
Comprehensive income	$4,013,637	$521,838
	===========	===========
Basic earnings per share	$0.19	$0.05
	===========	===========
Basic weighted average shares outstanding	17,901,294	17,749,870

Diluted earnings per share	$0.19	$0.05
	===========	===========
Diluted weighted average shares outstanding	18,057,655	17,865,551
The accompanying notes are an integral part of these consolidated financial statements. 6
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For The Nine Months Ended
	March 31,	March 31,
	2002	2001
Cash flows from operating activities

Net income	$3,345,867	$830,478
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and depletion	1,690,804	866,947
Impairment of mining assets	0	490,215
Loss on marketable securities	1,171,679	0
Other	0	104,061

(Increase) decrease in:
Royalty receivables	(1,654,337)	621,467
Other current assets	70,444	(853)

Increase (decrease) in:
Accounts payable and accrued liabilities	265,918	(540,901)
Other liabilities	(4,931)	1,599

Total adjustments	1,539,577	1,542,535
Net cash provided by operating activities	4,885,444	2,373,013
The accompanying notes are an integral part of these consolidated financial statements. 7
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

For The Nine Months Ended
	March 31,	March 31,
	2002	2001
Cash flows from investing activities
Purchase of available for sale securities	$0	$(250,000)
Proceeds from marketable securities	19	0
Capital expenditures for property and equipment	(24,606)	(58,942)
Decrease in other assets	96,408	0

Net cash provided by (used in) investing activities	71,821	(308,942)

Cash flows from financing activities:
Purchase of common stock	0	(53,242)
Dividends	(894,490)	(885,004)
Proceeds from issuance of common stock	7	8,750

Net cash provided by (used in) financing activities	(894,483)	(929,496)

Net increase (decrease) in cash and equivalents	4,062,782	1,134,575

Cash and equivalents at beginning of period	4,578,278	4,647,160

Cash and equivalents at end of period	$8,641,060	$5,781,735
	===========	===========
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

1.	PROPERTY AND EQUIPMENT

The carrying value of the Company's property and equipment consists of the following components at March 31, 2002:

		Accumulated
		Depreciation
As of March 31, 2002	Gross	& Depletion	Net
Royalties
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	2,802,796	5,302,224
NVR1	2,135,107	392,547	1,742,560
Bald Mountain	1,978,547	1,302,683	675,864
Mule Canyon	180,714	-	180,714
Yamana Resources, Inc.	172,810	61,403	111,407
Total royalties	12,572,198	4,559,429	8,012,769
Office furniture, equipment and improvements	858,879	765,482	93,397
	$13,431,077	$5,324,911	$8,106,166
	===========	===========	===========

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

The Company holds available for sale securities in a number of mining and exploration companies. The Company recorded an unrealized gain of $114,298 on these securities for the three months and the nine months ended March 31, 2002. The Company recorded a mark to market loss of $1,171,679 for the nine months ended March 31, 2002.

The securities are valued at current market value.

3.	EARNINGS PER SHARE ("EPS") COMPUTATION

For The Nine Months Ended March 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$3,345,867	17,901,294	$0.19
Effect of dilutive securities		156,361
Diluted EPS	$3,345,867	18,057,655	$0.19
	==========	==========	==========
10
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2002, 60,000 options to purchase shares of common stock at an average purchase price of $12.73 per share were not included in the computation of diluted EPS, because the exercise price of these options was greater than the average market price of the common shares.

For The Nine Months Ended March 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$830,478	17,749,870	$0.05
Effect of dilutive securities		115,681
Diluted EPS	$830,478	17,865,551	$0.05
	==========	==========	==========

At March 31, 2001, 1,052,079 options to purchase common stock at an average price of $5.01 per share were not included in the computation of diluted EPS, because the exercise price of the options was greater than the average market price of these common shares.

For The Three Months Ended March 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,587,766	17,922,617	$0.09
Effect of dilutive securities		250,004
Diluted EPS	$1,587,766	18,172,621	$0.09
	==========	==========	==========

At March 31, 2002, 60,000 options to purchase shares of common stock, at an average price of $12.73 per share were not included in the computation of diluted EPS, because the exercise price of the options was greater than the average market price of these common shares.

11
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$358,977	17,751,596	$0.02
Effect of dilutive securities		115,309
Diluted EPS	$358,977	17,866,905	$0.02
	==========	==========	==========

At March 31, 2001, 1,052,079 options to purchase common stock at an average price of $5.01 per share were not included in the computation of diluted EPS, because the exercise price of the options was greater than the average market price of these common shares.

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

12
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may still remain exposed for its proportionate share of "natural resources damages" at the Site, but that matter remains the subject of further negotiation, in connection with the completion of the consent decree that the Company will be obliged to enter into with EPA and the other Tier II parties before the deposited funds may be released from escrow. Any liability for "natural resources damages", at the Site, that may remain after the consent decree has been executed likely will not be determined until after the clean-up of the Casmalia Site has been completed.

5.	GENERAL

The unaudited financial statements as of March 31, 2002, and for the three and nine months ended
March 31, 2002 and 2001, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

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

13
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

At March 31, 2002, the Company had current assets of $11,650,851 compared to current liabilities of $944,737 for a current ratio of 12 to 1. This compares to current assets of $6,004,176 and current liabilities of $1,573,309 at June 30, 2001, resulting in a current ratio of 4 to 1.

During the first nine months of fiscal 2002, liquidity needs were met from $8,861,773 in royalty revenues from production at the Pipeline Mining Complex, Yamana, and at Bald Mountain, the Company's available cash resources, and interest and other income of $100,769.

The Company recorded a non-cash charge of $1,171,679 related to its available for sale securities for the nine months ended March 2002. The decline in value of these securities was deemed to be other-than-temporary and, therefore, the decline in value was recognized, including $553,472 that had previously been recorded as a loss in Other Comprehensive Income.

For fiscal 2002, based on information from the operator, the Company anticipates production of approximately 1.1 million (revised from one million) ounces of gold at the Pipeline Mining Complex, which includes the processing of carbonaceous ore, based on estimates provided by Cortez. Production at the Pipeline Mining Complex was approximately 889,000 ounces of gold during the nine months ended March 31, 2002.

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

Other Events:

On April 3, 2002, Coeur d'Alene ("Coeur") announced it had completed the purchase of the Martha high-grade silver mine and other precious metal exploration properties in southern Argentina from Yamana Resources Inc. Coeur said it estimates that the Martha Mine contains fully diluted proven and probable reserves of 2.7 million ounces of silver at an average silver equivalent grade of 140 ounces per ton. Coeur plans to commence operations at the Martha Mine in May. Mining had been suspended as of October 2001. The Company holds a 2% NSR on these properties.

14
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 22, 2002, Yamana Resources Inc. ("Yamana") announced it had executed a Memorandum of Understanding with Compania de Minas Buenaventura S.A.A. ("Buenaventura") covering Yamana's gold properties in the eastern half of Deseado Massif gold-silver region in Santa Cruz Province, Argentina. Buenaventura can earn 50% in the property by funding a staged three-year $2,850,000 exploration program. The Company holds a 2% NSR royalty on these properties.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2002, Compared with Quarter Ended March 31, 2001

For the quarter ended March 31, 2002, the Company recorded net earnings of $1,587,766, or $0.09 per diluted share, as compared to net earnings of $358,997, or $0.02 per diluted share, for the quarter ended March 31, 2001. Net earnings for the current quarter reflect $3,140,760 in royalty revenues.

For the quarter ended March 31, 2002, the Company received royalty revenues of $3,009,996 from its royalties at the Pipeline Mining Complex and $130,764 from its royalty at Bald Mountain. For the quarter ended March 31, 2001, the Company received royalty revenues of $1,446,010. This increase resulted from a higher royalty rate due to a higher gold price, higher production at the Pipeline Mining Complex, and royalties received from NVR1, which was not owned last fiscal year. The gold price averaged $290 in the current quarter versus $264 in the prior year's same quarter.

Cost of operations increased compared to the quarter ended March 31, 2001, primarily related to Nevada net proceeds tax expenditures associated with the increased royalties at the Pipeline Mining Complex.

General and administrative expenses of $498,548 for the quarter ended March 31, 2002, increased from $457,175 for the quarter ended March 31, 2001, primarily because of increased costs of maintaining listings on U.S. and Canadian stock exchanges.

Exploration and business development expenses decreased from $207,140 for the quarter ended
March 31, 2001, to $189,992 for the quarter ended March 31, 2002, primarily due to decreased exploration expenditures, somewhat offset by increased business development costs.

Depreciation and depletion increased from $330,456 for the quarter ended March 31, 2001, to $569,043 for the quarter ended March 31, 2002, primarily due to increased production at the Pipeline Mining Complex, and depletion related to the Company's NVR1 royalty, which was not owned last fiscal year.

Interest and other income decreased from $74,595 for the quarter ended March 31, 2001 to $30,622 for the quarter ended March 31, 2002, primarily due to lower interest rates received on invested funds.
15
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2002, Compared with Nine Months Ended March 31, 2001

For the nine months ended March 31, 2002, the Company recorded net earnings of $3,345,867, or $0.19 per diluted share, as compared to net earnings of $830,478, or $0.05 per diluted share, for the nine months ended March 31, 2001. Net earnings for the nine months ended March 31, 2002, reflect $8,861,773 in royalty revenues.

For the nine months ended March 31, 2002, the Company received $8,436,873 from its royalties at the Pipeline Mining Complex and $314,956 from its royalty at Bald Mountain. For the nine months ended March 31, 2001, the Company received royalty revenues of $4,389,061. This increase resulted from a higher royalty rate due to the higher gold price, higher production at the Pipeline Mining Complex, and royalties received from NVR1, which was not owned by the Company last fiscal year. The gold price averaged $282 for the nine months ended March 31, 2002 versus $264 for the nine months ended March 31, 2001.

Cost of operations increased compared to the nine months ended March 31, 2001, primarily related to Nevada net proceeds tax expenditures associated with the increased royalties at the Pipeline Mining Complex.

General and administrative expenses of $1,383,265 for the nine months ended March 31, 2002, increased compared to $1,315,848 for the nine months ended March 31, 2001, primarily because of increased costs of maintaining listings on U.S. and Canadian stock exchanges.

Exploration and business development expenses decreased from $590,240 for the nine months ended March 31, 2001, to $485,023 for the nine months ended March 31, 2002, primarily due to decreased exploration expenditures, somewhat offset by increased business development costs.

Depreciation and depletion increased from $866,947 for the nine months ended March 31, 2001, to $1,690,804 for the nine months ended March 31, 2002, primarily due to increased production at the Pipeline Mining Complex, the increased depletion associated with the Company's purchase of the GSR3 royalty at the Pipeline Mining Complex, because the royalty rate increased from 0.475% to 0.7125%, and depletion related to the Company's NVR1 royalty which was not owned last fiscal year.

The Company recorded a non-cash charge of $1,171,679 related to its equity investments in Yamana Resources for the nine months ended March 31, 2002. The decline in value of these securities was deemed to be other-than-temporary and, therefore, the decline in value was recognized. Included in the charge for the nine months ended March 31, 2002, was a previous unrealized loss of $553,472 recorded in Other Comprehensive Income.

Interest and other income decreased from $216,191 for the nine months ended March 31, 2001, to $100,769 for the nine months ended March 31, 2002, primarily due to lower interest rates received on invested funds.

16
ROYAL GOLD, INC.

PART II.	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None

(b)	Reports on Form 8-K
None
17
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: May 9, 2002	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and Director

Date: May 9, 2002	By:	/s/ John Skadow
John Skadow Treasurer and Controller
18