Form 10-K
period 2002-06-30
ROYAL GOLD INC /DE/
filed 2002-09-27
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002

Commission File Number 0-5664

(Name, State of Incorporation, Address and Telephone Number)
(a Delaware Corporation)
ROYAL GOLD, INC. 1660 Wynkoop Street, Suite 1000 Denver, Colorado 80202-1132 (303) 573-1660

I.R.S. Employer Identification Number 84-0835164

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock $0.01 Par Value NASDAQ National Market System (Title of Class) (Name of Exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 12, 2002, the average bid and asked price of the Company's stock was $17.89 per share. The aggregate market value of voting stock held by non-affiliates was $252 million. For purposes of calculating this aggregate market value, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of the Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. As of September 12, 2002, there were 19,050,614 shares of Common Stock, $0.01par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 12, 2002: Part III, Items 11, 12 and 13.

Total Number of Pages: 51 Exhibit Index - Page 46
INDEX
			PAGE
PART I:
Items	1. & 2.	Business and Properties	3
Item	3.	Legal Proceedings	15
Item	4.	Submission of Matters to a Vote of Security Holders	15

PART II.
Item	5.	Market for Registrant's Common Equity and Related Stockholder Matters	16
Item	6.	Selected Financial Data	17
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item	8.	Financial Statements and Supplementary Data	21

PART III.
Item	10.	Directors and Executive Officers of the Registrant	43
Item	11.	Executive Compensation	45
Item	12.	Security Ownership of Certain Beneficial Owners and Management	45
Item	13.	Certain Relationships and Related Transactions	45

PART IV.
Item	14.	Controls and Procedures	46
Item	15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	46

SIGNATURES			48

SECTION 302 CERTIFICATION			49

EXHIBITS
Exhibit	21.	The Company and Its Subsidiaries	50
Exhibit	23.	Auditor's Consent	51

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected cash flows, profits, reserves, mineralization, planned levels of expenditures, settlement of the Casmalia matter, and that the Company envisions that further growth will more likely occur as a result of acquisitions, rather than from exploration. Factors that could cause actual results to differ materially from the projections incorporated herein include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ability to reach a definitive court approved settlement of the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

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

The Company's principal mineral property interests are two sliding-scale gross smelter returns ("GSR") royalties ("GSR1" and "GSR2"), one fixed GSR royalty ("GSR3") and one net value royalty ("NVR1") relating to the mining complex that includes the Pipeline and South Pipeline gold mines, operated by the Cortez Joint Venture ("Cortez"). The Pipeline Mining Complex is located in Crescent Valley, Nevada.

The Company also has a 1.75% net smelter returns ("NSR") royalty interest covering a portion of the Bald Mountain mine, located in White Pine County, Nevada, also operated by Placer Dome U.S. Inc ("PDUS").

The Company owns a 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina. These royalties were acquired from Yamana Resource, Inc. ("Yamana"). In April 2002, Coeur d'Alene Mines Corporation ("Coeur") purchased the Martha mine and other exploration properties located in the western part of the Province. Yamana retained ownership of all its properties located in the eastern part of the Province. The Company also owns a royalty interest over a portion of the Mule Canyon mine operated by Newmont Mining Corporation, and over one other exploration-stage project in Nevada. (The portion of Mule Canyon property that is subject to the Company's royalty is not yet in production.) The Company also owns a 25% equity interest in the Milos Gold exploration project, in Greece. During the past fiscal year, the Company evaluated opportunities in the United States, Canada, Europe, South America, and Australia.

In fiscal 2002, the Company generated revenues of $11.7 million from its royalties at the Pipeline Mining Complex, $0.5 million from its royalty interest at the Bald Mountain mine, and $0.1 million from the Martha mine (formerly Yamana Resources, Inc.).

Royal Gold is also engaged, through two wholly-owned subsidiaries, Denver Mining Finance Company ("DMFC") and Environmental Strategies, Inc. ("ESI"), in the provision of financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 2001, income generated from consulting services was not material.

3

The Company was incorporated under the laws of the State of Delaware on January 5, 1981. Its executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202,
(303) 573-1660. See Exhibit 21, THE COMPANY AND ITS SUBSIDIARIES.

Developments During Fiscal 2002

The significant developments during fiscal 2002 were:

(1)	The Company increased profitability and recorded revenues of $12.3 million.

(2)	The Company declared an increase in its annual dividend to $0.075 per share, which was paid on July 19, 2002. This was a 50% increase in the dividend that had previously been paid.

(3)	The Company recorded a writedown in the Statement of Operations on its equity investment in Yamana Resources of $1,171,679.

(4)	The Company recognized a non-cash deferred tax asset of $6.8 million. This recognition resulted from the increase in the gold price and the Company's history of profitability.

(5)

Subsequent to fiscal year-end, the Company raised $6.9 million in July 2002, from the sale of 500,000 common shares and $7.3 million in September 2002, from the sale of an additional 500,000 common shares.

PROPERTIES

Recent activities at each of the significant properties in which the Company has an interest are described below. Reference is made to footnotes in the Consolidated Financial Statements included herein for more information on property histories.

In all instances, reserves have been estimated by the operator of the various properties by the use of drilling, mapping, sampling, geological interpretation, assaying and other standard evaluation methods generally applied by the mining industry.

Pipeline Mining Complex

The Pipeline Mining Complex is a large open pit heap leach mine located 60 miles southwest of Elko, Nevada, in Lander County. Access to the Complex is achievable by federal highway, and state and county roads, all of which are paved. There are not material difficulties in obtaining power and other supplies. Dewatering is required in the pit.

Each of the Pipeline and South Pipeline mines is operated by Cortez, which is a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome, Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

Under the agreement providing for the GSR royalties, Royal Gold is entitled to receive all material information about exploration, planning, budgeting, development, mining and production for the Pipeline Mining Complex.

4
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

(b)

GAS Claims ("GSR2"). A sliding-scale GSR for all gold produced from the remaining GAS Claims. The GAS Claims include some 310 lode mining claims, but production from 22 of the GAS Claims (those claims that encompass the South Pipeline reserve) will be subject to the Reserve Claims GSR. At present, apart from the Reserve Claims, there are no ore reserves on the GAS claims, but the GAS claims do host gold mineralization. The GSR rate on the GAS Claims is tied to the gold price, without indexing for inflation or deflation, as shown below.

(c)

The Saddle Area GSR. A 10% GSR on all gold and silver produced from any of the GAS Claims from January 1, 1999, until the commencement of commercial production from the South Pipeline deposit. All material has been mined from this area.

(d)

The Silver GSR. A 7% GSR on all silver produced from any of the Reserve Claims or the GAS Claims, commencing July 1, 1999. Silver royalties at the Pipeline Mining Complex are immaterial to the Company's royalty revenues.

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

London PM Quarterly Average Price of Gold Per Ounce ($U.S.)			GSR1 Royalty Percentage	GSR2 Royalty Percentage
Below		$210.00	0.40%	0.72%
$210.00	-	$229.99	0.50%	0.90%
$230.00	-	$249.99	0.75%	1.35%
$250.00	-	$269.99	1.30%	2.34%
$270.00	-	$309.99	2.25%	4.05%
$310.00	-	$329.99	2.60%	4.68%
$330.00	-	$349.99	3.00%	5.40%
$350.00	-	$369.99	3.40%	6.12%
$370.00	-	$389.99	3.75%	6.75%
$390.00	-	$409.99	4.00%	7.20%
$410.00	-	$429.99	4.25%	7.65%
$430.00	-	$449.99	4.50%	8.10%
$450.00	-	$469.99	4.75%	8.55%
$470.00		and above	5.00%	9.00%
5
Under certain circumstances, the Company would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.

Effective September 1, 1999, the Company purchased, from a group of unaffiliated individuals, a portion of the group's royalty interest over the Pipeline Mining Complex. The portion of the royalty that was purchased is known as GSR3 and is at a fixed rate of 0.7125%. The GSR3 royalty covers the same cumulative area as is covered by the Company's two sliding-scale gross smelter returns royalties, GSR1 and GSR2.

Net Value Royalty

Effective April 1, 2001, Royal Gold acquired a 0.37% net value royalty (known as "NVR1") over production from the GAS Claims (located on the Pipeline Mining Complex). This NVR1 is calculated by deducting processing-related costs, but not mining costs. The GAS Claims cover approximately 4,000 acres, lying primarily to the south and east of the Pipeline pit.

Reserves

The following table shows the reserves that have been defined by Cortez at the Pipeline Mining Complex covered by our royalties. Our royalties at the Pipeline Mining Complex often cover the same reserves:

Pipeline Mining Complex Proven and Probable Reserves Subject to Our Royalties (1)(2)(3)(4) December 31, 2001

Royalty	Ton (millions)	Average Grade (oz Au/ton)	Contained Oz Au (5)

GSR 1 (6)	144.7	0.047	6,776,000
GRS 3 (7)	144.7	0.047	6,776,000
NVR 1 (8)	114.0	0.044	4,969,000

______________________
(1)	"Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

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

6
(4)	Amounts shown represent 100% of the reserves subject to our royalty interest and do not take into account losses in processing the ore.

(5)

Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed processing recovery rates are 88% for mill-grade ore, and 65% for heap leach material. These reserves, estimated by Cortez, are based on a life-of-mine gold price of $275 per ounce.

(6)	GSR1 is a sliding-scale royalty that covers the current mine footprint.

(7)	GRS3 is a 0.71% fixed rate royalty for the life of the mine.

(8)

NVR1 is a 0.37% net value royalty that covers production from the GAS claims, a portion of the Pipeline Mining Complex that excludes the Pipeline pit. The NVR1 is calculated by deducting processing related costs, but not mining costs.

Other Mineralization

Set forth below is a table showing, in the aggregate, the additional mineralization that has been reported by Cortez at the Pipeline Mining Complex covered by our royalties. Our royalties at the Pipeline Mining Complex often cover the same mineralization.

Pipeline Mining Complex Additional Mineralization Subject to Our Royalties(1)(2) December 31, 2001

Royalty	Ton (millions)	Average Grade (oz Au/ton)

GSR 1 (3)	6.5	0.045
GSR 2 (4)	51.6	0.044
GSR 3 (5)	58.1	0.044
NVR 1 (6)	54.6	0.045

______________________
(1)

Additional mineralization has not been included in the proven and probable ore reserve estimates because even though drilling indicates a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.

(2) The amounts shown are computed by Cortez and represent 100% of the deposits.

(3) GSR1 is a sliding-scale royalty that covers the current mine footprint.

(4) GSR2 is a sliding-scale royalty that covers an area outside of the current mine footprint.

(5) GSR3 is a 0.71% fixed rate royalty for the life of the mine.
7
(6)

NVR1 is a 0.37% net value royalty that covers production from the GAS claims, a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting processing related costs, but not mining costs.

Bald Mountain

Effective January 1, 1998, the Company purchased a 50% undivided interest in a sliding-scale NSR royalty that burdens a portion of the Bald Mountain mine. Bald Mountain is located in White Pine County, approximately 65 miles south of Elko, Nevada. Year-round access to Bald Mountain is available via paved, and improved but unpaved, county roads. Bald Mountain is an open pit, heap leach mine operated by PDUS.

At December 31, 2001, Placer Dome informed the Company that the portion of the mine covered by this royalty contained proven and probable reserves of 7.7 million tons of ore, at an average grade of 0.03 ounces per ton ("opt"), containing approximately 232,000 ounces of gold.

These reserves, estimated by Placer Dome, are based on a gold price of $275 per ounce. In addition, the property covered by this royalty contains an additional 9.1 million tons of mineralized material, at an average grade of 0.076 opt of gold.

Argentine Royalties (formerly Yamana Resources, Inc.)

The Company acquired, in February 2000, a 2% NSR royalty on mineral production from all of Yamana's properties in Santa Cruz Province, Argentina. These properties are accessible via improved provincial highways, some of which are paved. Yamana Resources, Inc. is a Spokane-based mineral exploration company.

In April 2002, Yamana sold its interest in the Martha mine and other exploration properties in the western part of the Province to Coeur. Coeur began mining and trucking ore to another of its properties in Chili for processing. Coeur projects that 1.6 million ounces of silver will be produced during calendar 2002. At the time Coeur acquired the Martha mine, Coeur estimated total reserves of 2.7 million ounces, at an average silver equivalent grade of 140 ounces per ton. Yamana retained ownership of its properties located in the eastern part of the Province. Yamana has entered into a joint venture partnership with two significant South American mining companies, Compania de Minas Buenaventura S.A.A. and Mauricio Hochschild and Compania, S.A.C., to explore these properties.

Mule Canyon

Mule Canyon is located in Lander County, Nevada, some 14 miles west of the town of Beowawe. The Company holds a 5% NSR interest on a portion of the Mule Canyon mine, operated by Newmont Gold Company. The property consists of three parcels of land covering 6,720 acres and it is not currently in production. No material revenue was received from this royalty in fiscal 2002.

Buckhorn South

The Buckhorn South project is located in Eureka County, Nevada, approximately 50 miles southwest of Elko, Nevada. The property consists of 265 unpatented mining claims. Of the 265 claims that comprise Buckhorn South, the Company leased 131 claims and staked the balance of the project area. The leased claims are burdened by cumulative third party royalties equal to a 4% NSR; the remaining claims are subject to another third party 1% NSR royalty.

8

During 1998, the Company optioned its Buckhorn South project to Independence Mining Company, Inc., now called AngloGold North America. Under the agreement, AngloGold was to explore Buckhorn South and, depending upon the results, take an assignment of Royal Gold's interest in the property, subject to assumption of all existing burdens and with Royal Gold retaining a 14% net profits interest royalty. In fiscal 1998, AngloGold exercised its option at Buckhorn South leaving the Company with no costs and a 14% net profits interest royalty. During the past few years, AngloGold has performed minimal exploration work on the property.

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

Under the agreements, Royal Gold and Aegean were required to jointly fund not less than $5.0 million ($2.5 million each) in exploration and development expenses on the Milos project, over a period of three years, to earn a collective 50% interest in Midas S.A. The three parties would then participate jointly in further exploration and development. Silver & Baryte could then elect to maintain its 50% interest in Midas S.A., or convert its interest to a 20% net profits interest or to a 5% NSR interest, in any mining project on Milos.

Based on the drilling at Milos, the Company estimates that the Milos gold project deposit contains mineralization of approximately 10.9 million tons, at an average grade of 0.066 ounces per ton, using a 0.029 ounces per ton cut-off.

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

At this time, the Company is not aware when or if the Ministry's decision will be modified to allow further work on the project.

All costs have been expensed as incurred.
9
Other Foreign Activities

The Company owns a 50% interest in Greek American Exploration Ltd. ("GRAMEX"), a Bulgarian private limited company that has entered into an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration over 700 square kilometers in the Krumovgrad and Ivaylovgrad areas of Bulgaria.

GRAMEX and Phelps Dodge Exploration Corporation ("PDX") joined together to form a Bulgarian company named Sofia Minerals Ltd. ("SOMIN"). SOMIN is held equally by GRAMEX and PDX, and will explore, evaluate and develop properties in Bulgaria. SOMIN has signed concession agreements with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research in Bulgaria on four licensed areas. SOMIN conducted exploration activities on these concessions in fiscal 2002. All costs have been expensed as incurred.

The Company has a 67% interest in an entity that seeks to acquire existing gold royalties in Australia as well as to create royalty interests by investing in junior Australian resource companies with emerging or advanced exploration projects. The entity, Royal Australia Pty Ltd, is based in Perth, Western Australia. The remainder of the equity in the new entity is held by affiliates of Eureka Capital Partner. Eureka is a merchant-banking firm that focuses on natural resource projects. To date no royalties have been acquired by Royal Australia Pty Ltd.

Sales Contracts

The Company receives its royalties in cash except for NVR1, which it receives in gold. The Company sold 2,543 ounces of gold bullion in fiscal 2002, utilizing one metal trading company during the period, at an average realized price of $293/oz. The Company sold 10,020 ounces of gold bullion in fiscal 2001, utilizing two metal trading companies during the period, at an average realized price of $271/oz. The Company maintains trading relationships with a number of metal trading companies.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes with others in efforts to finance mineral exploration development properties for a royalty interest. It also competes with others in efforts to purchase precious metals royalty interests. In addition, the Company competes for the opportunity to participate in promising exploration projects with other entities.

Company Personnel

At August 15, 2002, the Company had eight full-time employees located in Denver, Colorado. The Company's employees are not subject to a labor contract or collective bargaining agreement.

Consulting services, relating primarily to geologic and geophysical interpretations, and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of the Company's business, are provided by independent contractors.

10
Regulation

The properties in which the Company holds royalties and the properties the Company is exploring are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and taxation. U.S. and foreign environmental protection laws address, among other things, the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes. There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which the Company may be associated can be obtained on a timely basis, or maintained as required by the operator of the project. The operators of the properties where the Company holds its royalty interests are also subject to these same laws and regulations. See Item 3, LEGAL PROCEEDINGS.

RISK FACTORS

We own passive interests in mining properties and it is difficult or impossible for us to ensure properties are operated in our best interest.

At present, the Company's principal assets are its royalty interests at the Pipeline Mining Complex. The Company's success is therefore dependent on the extent to which the Pipeline Mining Complex continues to be successful, and on the extent to which the Company is able to acquire or create other lucrative royalty interests.

The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, the Company is not in control of basic decisions regarding development or operation of any of the properties in which it holds a royalty interest.

The Company's strategy of having others operate properties in which it retains a royalty or other passive interest puts the Company generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, and temporary or permanent suspension of operations, among others. Although the Company attempts to secure contractual rights that will permit it to protect its interests, there can be no assurance that such rights will always be available or sufficient, or that the Company's efforts will be successful in achieving timely or favorable results, or in affecting the operations of the properties in which it has royalty interests in ways that would be beneficial to the Company's stockholders.

Decreases in prices of precious metals would reduce our royalty revenues.

The profitability of precious metals mining operations (and thus the value of the Company's royalty interests and exploration properties) is directly related to the market price of precious metals. The market price of various precious metals fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by gold producers, global or regional political, economic or financial crises, and a number of other factors. If the market price of precious metals should drop, the value of the Company's royalty revenues would also drop. The Company's sliding-scale GSR1

11

royalty amplifies this. When the gold price falls below the steps in the sliding-scale GSR1 royalty, the Company receives a lower royalty rate on production. In addition, if gold prices drop dramatically, the Company might not be able to recover its investment in those interests or properties.

The selection of a royalty investment or of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of a royalty interest held by the Company.

The volatility in the gold price is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold, based on the London PM fix.

Gold Price Per Ounce ($)
Year	High	Low
1996	$416	$368
1997	367	283
1998	313	273
1999	326	253
2000	312	263
2001	293	256
January - June 2002	327	278

The Company has entered into derivative contracts.

The Company has purchased puts to protect against a significant decline in the price of gold through calendar year 2003. These puts, however, allow us to benefit from any gold price increase. Each calendar quarter has revenue protection for 2,550 ounces of gold at $270 per ounce and 3,750 ounces of gold at $250 per ounce. The first six quarters of this twelve-quarter program have expired as of June 30, 2002.

The Company is subject to operational risks of the mining industry.

The Company's financial results are subject to all of the hazards and risks normally associated with developing and operating mining properties for the properties where we are exploring or indirectly for properties operated by others where we hold royalty interests. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of ore uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; pit-walls or tailings dam failures; force majeure events; and the risk of injury to persons, property or the environment. Operating cost increases can have a negative effect on the value of and income from royalty interests like those held by the Company, and may cause an operator to close operations at a mine site.

12
Estimates of reserves and mineralization by the operators of mines in which we have royalty interests may be incorrect.

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company or of the operators of mineral properties in which the Company has a royalty interest. Reserve estimates on the Company's royalty interests are prepared by the operators of the mining properties, and the Company does not participate in the preparation of such reports. The estimation of reserves and of other mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves containing relatively lower grades of ore uneconomic to mine. Changes in operating and capital costs and other factors including, but not limited to, short term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Anticipated federal legislation could decrease our royalty revenues.

In recent years the U.S. Congress has considered a number of proposed major revisions of the General Mining Law, which governs the creation and possession of mining claims and related activities on federal public lands in the United States. It is possible that another bill may be introduced in the Congress and it is possible that a new law could be enacted. The Company expects that if and when a new mining law is enacted, it will impose a royalty upon production of minerals from federal lands and will contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent any such new legislation may affect existing mining claims or operations, but it could raise the cost of mining operations, perhaps materially negatively affecting operators and our royalty revenue. The effect of any such revision of the General Mining Law on the Company's operations in the United States cannot be determined conclusively until such revision, if any, is enacted. The majority of the Company's interests are on public lands.

The mining industry is subject to environmental risks.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive and costly.

13
If title to properties are not properly maintained by the operators, the Company's royalty revenues may be decreased.

The validity of unpatented mining claims, which constitute a significant portion of the properties on which the Company holds royalties in the United States, is often uncertain, and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.

Foreign operations are subject to many risks.

The Company's foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental law and its enforcement, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. The Company currently has exploration projects in Greece and Bulgaria, and holds precious metals royalties in Argentina. The Company also pursues precious metal royalty acquisition or development opportunities in other parts of the world, including Canada, Australia, Europe, Russia and other Republics of the former Soviet Union, and South America.

14
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

In June 2001, the Company agreed in principle, subject to the drafting of an acceptable consent decree, to accept financial responsibility for approximately two million pounds of customary oil and gas well drilling mud that was disposed of at Casmalia, and to settle for approximately $110,000, which was accrued in the June 30, 2001 financials.

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

The escrow amount is based on the percentage of the total waste volume at the Site that the Company or its predecessor allegedly disposed of there, during 1983 and 1984. Although the Company's waste consisted entirely of customary oil field waste, the EPA has alleged that the waste was hazardous. The Company's volumetric contribution of allegedly hazardous waste was then used to calculate the Company's share ($107,858), of the total projected cost of $272 million to accomplish remediation of the Site.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2002. Annual meeting results will be described in Item 4 to the Company's report that will be filed on Form 10-Q, for the quarter ended December 31, 2002.

15
PART II
Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the Nasdaq Stock Market under the symbol "RGLD" and on the Toronto Stock Exchange under the symbol "RGL." The following table shows the high and low closing sales prices, in U.S. dollars, for the Common Stock on Nasdaq for each quarter since June 30, 2000.

		Sales Prices
Fiscal Year:		High Closing	Low Closing

2001	First Quarter (July, Aug., Sept. - 2000)	$3.75	$2.56
	Second Quarter (Oct., Nov., Dec. - 2000)	$3.38	$2.38
	Third Quarter (Jan., Feb., March - 2001)	$3.56	$2.50
	Fourth Quarter (April, May, June - 2001)	$3.85	$2.50

2002	First Quarter (July, Aug., Sept. - 2001)	$6.25	$4.00
	Second Quarter (Oct., Nov., Dec. - 2001)	$5.98	$5.13
	Third Quarter (Jan., Feb., March - 2002)	$8.90	$5.09
	Fourth Quarter (April, May, June - 2002)	$15.48	$8.26

As of August 15, 2002, there were approximately 7,000 shareholders of the Company's Common Stock.

Dividends

On May 10, 2002, the Company's Board of Directors declared its third annual dividend of $0.075 per share of Common Stock, payable on July 19, 2002, to shareholders of record at the close of business on July 5, 2002.

The Company paid its first dividend of $0.05 per share on July 21, 2000. The Company declared its second annual dividend of $0.05 per share on its Common Stock, payable to holders of record as of
July 6, 2001. This dividend was paid on July 20, 2001.

The Company plans to sustain a dividend on a fiscal year basis, subject to the discretion of the board of directors, which will consider among other things the gold price, economic and market conditions, and the financial needs of opportunities that might arise in the future.

Sales of Unregistered Securities

The Company did not make any unregistered sales of its securities during the fiscal year ended June 30, 2002.
16
Item 6.	SELECTED FINANCIAL DATA
Selected Statements of Operations Data

Amounts in thousands,	For The Years Ended June 30,
except per share data	2002	2001	2000	1999	1998
Royalty revenue	$12,323	$5,963	$9,407	$959	$2,176
Exploration and business development	618	774	1,868	3,241	2,001
General and administrative expense	1,875	1,716	1,768	1,704	1,679
Non-cash employee stock option compensation expense	1,484	-	-	-	-
Depreciation and depletion	2,289	1,271	1,193	464	155
Impairment of mining assets	-	490	-	4,616	-
Earnings (loss)	10,699	1,138	3,953	(8,808)	(3,543)
Basic earnings (loss) per share	$0.60	$0.06	$0.23	$(0.51)	$(0.21)
Diluted earnings (loss) per share	$0.59	$0.06	$0.22	$(0.51)	$(0.21)
Dividends declared per share	$0.075	$0.05	$0.05	$0.00	$0.00

Selected Balance Sheet Data

Amounts in thousands
Total assets	$29,590	$17,262	$17,498	$11,815	$20,927
Working capital	11,990	4,431	5,692	8,582	11,437
Long-term obligations	121	127	125	81	108
17
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Royal Gold's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in the section titled "Risk Factors" in this Form 10-K.

Liquidity and Capital Resources

At June 30, 2002, the Company had current assets of $14,291,592 compared to current liabilities of $2,301,825 for a current ratio of 6 to 1. This compares to current assets of $6,004,176 and current liabilities of $1,573,309, at June 30, 2001, resulting in a current ratio of 4 to 1.

During fiscal 2002, liquidity needs were met from: (i) $12,323,071 in revenues from production at the Pipeline Mining Complex, Bald Mountain, and the Martha mine, (ii) the Company's available cash resources, and interest and other income of $138,671, and (iii) cash receipts from the issuance of common stock and the exercise of options of $38,409.

The only material commitments that cannot be terminated at the sole discretion of the Company are (i) employment agreements with all of its officers, calling for aggregate termination payments of approximately $586,000; and (ii) office lease payments of $266,218 through the lease period ending October 2005.

For fiscal 2003, the Company anticipates production of 950,000 ounces of gold at the Pipeline Mining Complex, based on estimates from Cortez. The Company will evaluate acquisition opportunities and may use cash or stock for these acquisitions. Acquisitions have become a more important part of the Company's growth strategy and could be substantial, while exploration is becoming less important. In the event of a substantial acquisition, the Company could seek additional debt or equity financing. For instance, on September 27, 2002, the Company announced it has entered into a letter of intent with the principal stockholder of High Desert Mineral Resources Inc. to purchase 93% of the company's common stock for approximately 1.4 million shares of Royal Gold common stock, or $24 million in cash, or a combination of cash and stock. See Footnote 14, Subsequent Events, of Financial Statements.

The Company has a $10 million line of credit from HSBC that may be used to acquire producing royalties. At this time, no funds have been drawn under the line.

Subsequent to fiscal year-end, the Company sold 500,000 shares of common stock at a price of $13.75 per share in a negotiated transaction resulting in gross proceeds of $6,875,000 in July 2002. In September 2002, the Company sold an additional 500,000 shares of common stock, at a price of $14.50 per share, in a negotiated transaction resulting in gross proceeds of $7,250,000.

The Company will seek to enhance the value of its exploration properties.

The Company's current financial resources and sources of income are expected to be adequate to cover the Company's anticipated expenditures for general and administrative costs, exploration and leasehold expenses, and capital expenditures for fiscal year 2003 and beyond.

Critical Accounting Policies

The preparation of Royal Gold's financial statements in conformity with accounting principles accepted in the United States of America requires management to make estimates and assumptions. These
18

estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles are the assumptions regarding future gold prices and estimates of reserves and recoveries of mine operators. The Company relies on the operator's estimates and have found them to be reasonable. Such estimates and assumptions affect the potential impairment of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which depreciation and amortization are charged to earnings. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. The operator based its reserves on a $275 gold price and the Company based its deferred tax asset on a $300 gold price. If the long-term gold price is substantially lower, these estimates would need to change and could result in material adverse write-offs of assets.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2002, Compared with Fiscal Year Ended June 30, 2001

For the year ended June 30, 2002, the Company recorded net earnings of $10,698,723, or $0.60 per basic share, as compared to net earnings of $1,138,297, or $0.06 per basic share, for the year ended June 30, 2001. Net earnings reflect $12.3 million in royalty revenues for the current year compared with $6.0 million in royalty revenues in the prior year.

The Company received royalty revenues of $11.7 million from its royalties at the Pipeline Mining Complex from 1.2 million ounces of production. The Company also received $0.5 million from its royalty at Bald Mountain. In the prior fiscal year, the Company received royalty revenues of $5.7 million from the Pipeline Mining Complex from 1.1 million ounces of production, $0.3 million from Bald Mountain and $0.1 million from the Martha mine. This increase in royalty revenue was directly related to the higher gold price in the current year, which also increased the royalty rate on GSR1 above price thresholds from the prior periods. During the first three quarters of fiscal 2002, the gold price averaged greater than $270 per ounce and averaged greater than $310 per ounce for the fourth quarter.

Costs of operations of $971,068 for the year ended June 30, 2002, increased compared to $784,993 for the year ended June 30, 2001, primarily related to Nevada net proceeds tax expenditures associated with the increased royalties at the Pipeline Mining Complex.

General and administrative expenses of $1,874,952 for the year ended June 30, 2002, increased from $1,715,512 for the year ended June 30, 2001, primarily due to increased legal fees, investor relations and annual report expenses, increased listings fees and a decrease in costs allocated to exploration/business development expenses.

The Company recorded $1,484,371 for non-cash employee stock option compensation expense for the year ended June 30, 2002, related to exercise of options by employees during the year. There were none in the prior year.

Exploration and business development expenses decreased from $743,627 in fiscal 2001 to $618,308 in fiscal 2002, primarily due to decreased expenditures for gold exploration in Europe.

Depreciation and depletion costs increased from $1,270,621 in fiscal 2001 to $2,289,104 in fiscal 2002, primarily due to the increased depletion associated with the Company's purchase of the NVR1 royalty at the Pipeline Mining Complex, and higher production rates at the Pipeline Mining Complex.

19

In fiscal 2001, the Company recorded an impairment related to its royalty interest at Bald Mountain by $490,215, because of the operator's revised reserve estimates. No impairment was taken in fiscal 2002.

Interest and other income decreased from $258,010 in fiscal 2001 to $138,671 in fiscal 2002, primarily due to significantly lower investment rates on funds available for investing offset by higher funds available for investing.

The Company recorded a non-cash deferred tax asset of $6,849,687 during the year ended June 30, 2002, related to its assessment that the utilization of its net operating losses were more likely than not due to the higher gold price at fiscal year end 2002 and the Company's history of profitability. See Consolidated Financial Statements, Footnote 7, INCOME TAXES.

Fiscal Year Ended June 30, 2001, Compared with Fiscal Year Ended June 30, 2000

For the year ended June 30, 2001, the Company recorded net earnings of $1,138,297, or $0.06 per diluted share, as compared to net earnings of $3,952,979, or $0.22 per diluted share, for the year ended June 30, 2000. Net earnings for the current year reflect $6.0 million in royalty revenues compared with $9.4 million in royalty revenues in the prior year.

The Company received royalty revenues of $5.7 million from its royalties at the Pipeline Mining Complex from 1.1 million ounces of production. The Company also received $0.3 million from its royalty at Bald Mountain. In the prior fiscal year, the Company received royalty revenues of $9.0 million from the Pipeline Mining Complex and $0.4 million from Bald Mountain. This decrease in royalty revenue was directly related to the lower gold price in fiscal 2001, which also reduced the royalty rate on GSR1. During the first three quarters of fiscal 2001, the gold price averaged greater than $250 per ounce and averaged greater than $270 per ounce for the fourth quarter.

Cost of operations of $784,933 for the year ended June 30, 2001, increased compared to $692,940 for the year ended June 30, 2000, primarily related to the settlement and accrual of estimated costs of Casmalia (See Consolidated Financial Statements, Footnote 12, CONTINGENCIES) somewhat offset by decreased Nevada net proceeds expenditures associated with decreased royalties at the Pipeline Mining Complex.

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

The Company recorded an impairment related to its royalty interest at Bald Mountain by $490,215, because of the operator's revised reserve estimates.

Interest and other income decreased from $271,347 in fiscal 2000 to $258,010 in fiscal 2001, primarily due to decreased funds available for investing.
20
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
21
REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders and Board of Directors
Royal Gold, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Denver, Colorado
August 14, 2002, except for Note 14, as to which the date is September 27, 2002
22
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS
As of June 30,

	2002	2001
Current assets
Cash and equivalents	$11,104,140	$4,578,278
Royalty receivables	3,022,214	1,219,147
Prepaid expenses and other	165,238	206,751

Total current assets	14,291,592	6,004,176

Property and equipment, at cost, net	7,518,205	9,772,364
Available for sale securities	583,771	1,017,016
Deferred tax asset	6,849,687	-
Other assets	346,825	468,649

Total assets	$29,590,080	$17,262,205
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 23
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of June 30,

Current liabilities	2002	2001
Accounts payable	$698,136	$485,785
Dividend payable	1,354,022	894,490
Accrued compensation	150,000	150,000
Other	99,667	43,034

Total current liabilities	2,301,825	1,573,309

Other liabilities	120,525	127,100

Commitments and contingencies (notes 8 and 12)

Stockholders' equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 18,279,840 and 18,101,622 shares, respectively	182,798	181,016

Additional paid-in capital	57,389,220	55,868,222

Accumulated other comprehensive income (loss)	184,981	(553,472)

Accumulated deficit	(29,492,397)	(38,837,098)

Treasury stock, at cost (229,226 shares)	(1,096,872)	(1,096,872)

Total stockholders' equity	27,167,730	15,561,796

Total liabilities and stockholders' equity	$29,590,080	$17,262,205
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements. 24

ROYAL GOLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For The Years Ended June 30,

	2002	2001	2000
Royalty revenues	$12,323,071	$5,963,153	$9,406,656

Costs and expenses
Costs of operations	971,068	784,993	692,940
General and administrative	1,874,952	1,715,512	1,768,428
Non-cash employee stock option compensation expense	1,484,371	-	-
Exploration costs	618,308	774,060	1,867,825
Impairment of mining assets	-	490,215	-
Depreciation and depletion	2,289,104	1,270,621	1,193,108
Total costs and expenses	7,237,803	5,035,401	5,522,301

Operating income	5,085,268	927,752	3,884,355

Interest and other income	138,671	258,010	271,347
Loss on marketable securities	1,171,679	-	5,444
Interest and other expense	124,672	24,234	116,541
Income before income taxes	3,927,588	1,161,528	4,033,717

Deferred tax benefit	6,849,687	-	-
Current tax expense	78,552	23,231	80,738
Net income	$10,698,723	$1,138,297	$3,952,979
	===========	===========	===========
Adjustments to other comprehensive income
Unrealized gain (loss) on available for sale securities	184,981	(153,257)	(400,215)
Comprehensive income	$10,883,704	$985,040	$3,552,764
	===========	===========	===========
Basic earnings per share	$0.60	$0.06	$0.23
	===========	===========	===========
Basic weighted average shares outstanding	17,930,767	17,765,877	17,528,244

Diluted earnings per share	$0.59	$0.06	$0.22
	===========	===========	===========
Diluted weighted average shares outstanding	18,170,225	17,770,735	17,710,371

The accompanying notes are an integral part of these consolidated financial statements. 25

ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For The Years Ended June 30, 2002, 2001 and 2000
Common Stock
	Shares	Par Value Amount

Balance at June 30, 1999	17,321,322	$173,213

Issuance of common stock for
Exercise of options	137,000	1,370
Private placement	452,500	4,525

Balance at June 30, 2000	17,910,822	179,108

Issuance of common stock for
Exercise of options	190,800	1,908

Balance at June 30, 2001	18,101,622	181,016
	===========	===========
Issuance of common stock for
Exercise of options	178,218	1,782

Balance at June 30, 2002	18,279,840	$182,798
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 26
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
For The Years Ended June 30, 2002, 2001 and 2000

	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 1999	$54,027,150	$(42,148,880)	$-

Issuance of common stock for
Exercise of options	15,755
Private placement	1,805,475

Issuance of treasury shares to
Non-employee directors	(2,100)

Net income and comprehensive income (loss) for the year ended June 30, 2000		3,952,979	(400,215)

Dividends		(885,003)
Balance at June 30, 2000	55,846,280	(39,080,904)	(400,215)

Issuance of common stock for
Exercise of options	21,942

Net income and comprehensive income (loss) for the year ended June 30, 2001		1,138,297	(153,257)

Dividends		(894,491)
Balance at June 30, 2001	55,868,222	(38,837,098)	(553,472)

Issuance of common stock for
Exercise of options	1,520,997

Net income and comprehensive income for the year ended June 30, 2002		10,698,723	738,453

Dividends		(1,354,022)
Balance at June 30, 2002	$57,389,219	$(29,492,397)	$184,981
	========	=========	===========
The accompanying notes are an integral part of these consolidated financial statements. 27
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
For The Years Ended June 30, 2002, 2001 and 2000

Treasury Stock	Total Stockholders'
	Shares	Amount	Equity
Balance at June 30, 1999	238,726	$(1,182,230)	$10,869,253

Issuance of common stock for
Exercise of options			17,125
Private placement			1,810,000

Issuance of treasury shares to
Non-employee directors	(28,000)	138,600	136,500

Net earnings and comprehensive income for the year ended June 30, 2000			3,552,764

Dividends			(885,003)
Balance at June 30, 2000	210,726	(1,043,630)	15,500,639

Issuance of common shares for
Exercise of options			23,850

Purchase of common stock	18,500	(53,242)	(53,242)

Net earnings and comprehensive income for the year ended June 30, 2001			985,040

Dividends			(894,491)
Balance at June 30, 2001	229,226	(1,096,872)	15,561,796

Issuance of common shares for			1,522,779
Exercise of options

Net earnings and comprehensive income for the year ended June 30, 2001			11,437,176

Dividends			(1,354,022)
Balance at June 30, 2002	229,226	$(1,096,872)	$27,167,729
	=========	===========	============
The accompanying notes are an integral part of these consolidated financial statements. 28
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For The Years Ended June 30,

	2002	2001	2000
Cash flows from operating activities

Net income	$10,698,723	$1,138,297	$3,952,979
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and depletion	2,289,104	1,270,621	1,193,108
Loss on marketable securities	1,171,679	-	5,444
Impairment of mining assets	-	490,215	-
Non-cash employee option compensation expense	1,484,371	-	136,500

(Increase) decrease in:
Royalty receivables	(1,803,067)	542,119	(1,449,168)
Other current assets	41,513	29,239	222,702
Deferred tax asset	(6,849,687)	-	-

Increase (decrease) in:
Accounts payable and accrued liabilities	268,984	(308,424)	122,782
Other liabilities	(6,575)	2,403	43,599

Net cash provided by operating activities	7,295,045	3,164,470	4,227,946
The accompanying notes are an integral part of these consolidated financial statements. 29
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Years Ended June 30,

	2002	2001	2000
Cash flows from investing activities
Capital expenditures for property and equipment	$(34,945)	$(2,195,454)	$(8,340,629)
Maturity of held-to-maturity securities	-	-	4,000,000
Proceeds from marketable securities	19	-	-
Purchase of available for sale securities	-	(250,000)	(1,320,488)
Increase (decrease) in other assets	121,824	126,498	(417,270)

Net cash provided by (used in) investing activities	86,898	(2,318,956)	(6,078,387)

Cash flows from financing activities
Dividends paid	(894,490)	(885,004)	-
Purchase of common stock	-	(53,242)	-
Proceeds from issuance of common stock	38,409	23,850	1,827,125

Net cash provided by (used in) financing activities	(856,081)	(914,396)	1,827,125

Net increase (decrease) in cash and equivalents	6,525,862	(68,882)	(23,316)

Cash and equivalents at beginning of year	4,578,278	4,647,160	4,670,476

Cash and equivalents at end of year	$11,104,140	$4,578,278	$4,647,160
	===========	===========	===========
Supplemental Information:

The Company declared a dividend on common stock of $1,354,022 during fiscal 2002, which was paid in July 2002. The Company declared a dividend on common stock of $894,491 during fiscal 2001, which was paid in July 2001. The Company declared a dividend on common stock of $885,004 during fiscal year 2000, which was paid in July 2000.

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

Cash Equivalents:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2002, cash equivalents included approximately $11,098,973 of temporary cash investments in five uninsured government securities money market funds.

Available for Sale Securities:

Investments in securities that have readily determinable fair values are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of stockholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income. When investments are sold, the realized gains and losses on these investments are included in determining net income.

Mineral Properties:

Acquisition costs of royalty properties are capitalized and depleted using the units of production method over the life of the mineral property. Exploration costs are charged to operations when incurred. The recoverability of the carrying value of royalty interests is evaluated based upon estimated future

31
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves. Impairments in the carrying value of each property are measured and recorded to the extent that the Company's carrying value in each property exceeds its estimated fair value, which is generally calculated using future discounted cash flows.

Management's estimate of the gold prices and recoverable proven and probable reserves from mine operators related to the royalty property, operating, capital and reclamation costs of the mine operators are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant and equipment. Although management has made its best assessment of these factors based on current conditions, it is possible that changes could occur in the near term, which could adversely affect the net cash flows expected to be generated from properties in operation.

Office Furniture, Equipment and Improvements:

The Company depreciates its office furniture and equipment over estimated useful lives of 15 years for office furniture, 3 years for computer equipment, and 5 years for other office equipment, using the straight-line method. Leasehold improvements are amortized over the term of the lease using the straight line method. The cost of normal maintenance and repairs is charged to expenses as incurred. Significant expenditures, which increase the life of the asset, are capitalized and depreciated over the estimated remaining useful life of the asset. Upon retirement or disposition of office furniture, equipment, or improvements, related gains or losses are recorded in operations.

Revenue:

Royalty revenue is recognized when earned on the basis of gold production from mine operations pursuant to the terms of the royalty agreements. For royalties received in gold, royalty revenue is recorded at the spot price of gold.

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

Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the effect of potentially dilutive stock options.

32
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

Gold price derivatives are recorded at fair market value at the balance sheet date and all gains or losses on these derivatives are recorded as costs of operations in the Consolidated Statements of Operations and Comprehensive Income.

2.	PROPERTY AND EQUIPMENT
The carrying value of the Company's property and equipment consists of the following components at June 30, 2002 and 2001:
	Gross	Accumulated Depreciation & Depletion	Net
As of June 30, 2002
Royalties
Pipeline Mining Complex
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	3,097,904	5,007,116
NVR1	2,135,107	530,475	1,604,632
Bald Mountain	1,978,547	1,431,154	547,393
Mule Canyon	180,714	-	180,714
Martha mine (formerly Yamana Resources, Inc.)	172,810	85,978	86,832
Total royalties	12,572,198	5,145,511	7,426,687
Office furniture, equipment and improvements	869,197	777,679	91,518
	$13,441,395	$5,923,190	$7,518,205
	========	=========	========
As of June 30, 2001
Royalties
Pipeline Mining Complex
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	1,803,958	6,301,062
NVR1	2,135,107	33,868	2,101,239
Bald Mountain	1,978,547	1,065,323	913,224
Mule Canyon	180,714	-	180,714
Martha mine (formerly Yamana Resources, Inc.)	172,810	-	172,810
Total royalties	12,572,198	2,903,149	9,669,049
Office furniture, equipment and improvements	834,252	730,937	103,315
	$13,406,450	$3,634,086	$9,772,364
	========	=========	========
33
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Mule Canyon:

In fiscal 1999, the Company purchased a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Gold Company. The mine is not currently in production.

Martha mine (formerly Yamana Resources, Inc.):

The Company owns a 2% NSR royalty on the Martha mine located in Argentina, operated by Coeur d'Alene Mining Corporation.

3.	RELATED PARTY TRANSACTION

In fiscal 2001, the Company acquired 29.6% of a 1.25% net value royalty ("NVR") over production from the GAS Claims located on the Pipeline Mining Complex, in Lander County, Nevada. The Company made an offer to acquire all the interest from a group of individuals, which included certain officers and directors of the Company. This royalty is known as NVR1. Royal Gold acquired NVR1 for approximately $2.1 million. Of this amount, approximately 45% or $967,500 was distributed to those officers and directors of the Company who held the royalty.

4.	DERIVATIVES

The Company has purchased gold put options to cover its production through calendar year 2003. At June 30, 2002, these puts consist of 15,300 ounces of gold at $270 per ounce and 22,500 ounces of gold at

34
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$250 per ounce. The Company does not qualify for hedge accounting and therefore marks-to-market these puts each quarter and records the gains or losses in operating costs. In fiscal year 2002, 2001 and 2000 the Company expensed $111,603, $90,472 and $0 related to the change in fair value of these puts, respectively.

5.	AVAILABLE FOR SALE SECURITIES

The Company holds equity positions in a number of mining and exploration companies. The Company had an unrealized gain of $184,981 in these securities at June 30, 2002. In fiscal 2001, the unrealized loss was $553,472.

6.	EARNINGS PER SHARE ("EPS") COMPUTATION

	For The Year Ended June 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$10,698,723	17,930,767	$0.60
Effect of potentially dilutive options		239,458
Diluted EPS	$10,698,723	18,170,225	$0.59
	==========	==========	==========

Options to purchase 115,000 shares of common stock, at an average purchase price of $9.96 per share, were outstanding at June 30, 2002, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

For The Year Ended June 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,138,297	17,762,877	$0.06
Effect of potentially dilutive options		7,858
Diluted EPS	$1,138,297	17,770,735	$0.06
	==========	==========	==========

Options to purchase 907,079 shares of common stock, at an average purchase price of $5.36 per share, were outstanding at June 30, 2001, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

35
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Year Ended June 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$3,952,979	17,528,244	$0.23
Effect of potentially dilutive options		182,127
Diluted EPS	$3,952,979	17,710,371	$0.22
	==========	==========	==========

Options to purchase 1,080,532 shares of common stock, at an average purchase price of $5.46 per share, were outstanding at June 30, 2000, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

7.	INCOME TAXES

The tax effects of significant temporary differences and carryforwards, which give rise to the Company's deferred tax assets and liabilities at June 30, 2002 and 2001, are as follows:

	2002	2001
Net operating loss carryforwards	$6,855,059	$7,629,710
Mineral property basis	875,946	1,188,861
AMT credit carryforwards	5,467	4,467
Other	96,230	61,740
Total deferred tax assets	7,832,702	8,884,778

Valuation allowance	(964,258)	(8,867,171)
Net deferred tax assets	6,868,444	17,607

Deferred tax liabilities	(18,757)	(17,607)

Total net deferred taxes	$6,849,687	$-
	===========	===========

At June 30, 2002, the Company has approximately $19.6 million of net operating loss carryforwards, which, if unused, will expire during the years 2003 through 2021. The Company's ability to generate future taxable income to realize the benefits of its tax assets will depend primarily on the spot price of gold. Due to the increase in the price of gold and the Company's history of profitability, the Company has decreased its valuation allowance at June 30, 2002, to the amount more likely than not to be realized.

36
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2002	2001	2000

Current federal tax expense	$78,552	$23,231	$80,738
Deferred tax expense	896,122	438,260	2,222,726
Decrease in deferred tax asset valuation allowance	(7,902,913)	(438,260)	(2,222,726)
	$(6,928,239)	$23,231	$80,738
	=========	=========	=========

The provision for income taxes for the years ended June 30, 2002, 2001 and 2000, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	2002	2001	2000

Total expense computed by applying statutory rate	$1,374,656	$394,920	$1,411,801
Adjustments of valuation allowance	(7,902,913)	(438,260)	(1,124,726)
Excess depletion	(431,685)	(211,917)	(328,661)
Other	31,703	278,488	122,324
	$(6,928,239)	$23,231	$80,738
	=========	=========	=========

The change in the valuation allowance in fiscal 2001 and 2000 is due to the utilization of net operating loss for those years, and reflects the utilization of new operating loss and reduction in the deferred tax asset allowance in fiscal 2002.

8.	COMMITMENTS

Operating Lease:

The Company leases office space under a lease agreement, which expires October 31, 2004. Future minimum cash rental payments are as follows:

For The Years Ending June 30,
2003	$111,317
2004	115,797
2005	39,104
Total:	$266,218
========

Rent expense charged to operations for the years ended June 30, 2002, 2001 and 2000, amounted to $108,120, $110,888 and $159,122, respectively.
37
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements:

The Company has one-year employment agreements with all of its officers, which require total minimum future compensation, at June 30, 2002, of $586,000. The terms of each of these agreements automatically extend, every February, for one additional year, unless terminated by the Company or the officer, according to the terms of the agreements.

9.	STOCKHOLDERS' EQUITY

Preferred Stock:

The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock.

Treasury Shares:

In fiscal 2001, the Company purchased 18,500 of common stock in the open market. Repurchased shares are held in the treasury for general corporate purposes. The Company has no commitments to purchase common stock.

Stockholders' Rights Plan:

The Company's board of directors adopted a Stockholders' Rights Plan in which preferred stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock held as of close of business on September 11, 1997. The terms of the Stockholders Rights plan provide that if any person or group were to announce an intention to acquire or were to acquire 15 percent or more of the Company's outstanding common stock, then the owners of each share of common stock (other than the acquiring person or group) would become entitled to exercise a right to buy one one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock of the Company, at an exercise price of $50 per Right.

Stock Option Plan:

The Company adopted an Equity Incentive Plan ("the Plan") whereby options under the Plan are exercisable at prices equal to the market value of the Company's Common Stock as of the date of grant and expire ten years after the date of grant.

38
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options:

The following schedules detail activity related to options for the years ended June 30, 2000, 2001 and 2002:

	Optioned Shares	Weighted Average Option Prices

Options Outstanding at June 30, 1999	1,234,298	$4.66

Granted	310,000	$4.42
Exercised	(137,000)	$0.13
Surrendered or expired	(165,570)	$6.08

Options Outstanding at June 30, 2000	1,241,728	$4.67

Granted	145,000	$2.81
Exercised	(190,800)	$0.13
Surrendered or expired	(144,849)	$6.11

Options Outstanding at June 30, 2001	1,051,079	$5.01

Granted	135,000	$8.94
Exercised	(346,025)	$4.36
Surrendered or expired	(45,000)	$14.13

Options Outstanding at June 30, 2002	795,054	$5.01
	============

All exercisable options outstanding at June 30, 2002, consist of 659,054 options exercisable at a weighted average exercise price of $5.43. All options outstanding at June 30, 2002, consist of 680,054 options, at an average strike price of $4.66, and a weighted average remaining contractual life of 6.4 years; and 115,000 options, at a strike price of $9.96, and a weighted average remaining contractual life of 5.3 years.

The Company measures compensation cost as prescribed by APB Opinion No. 25 ("APB 25"), accounting for Stock Issued to Employees. No compensation cost related to the granting of stock options has been recognized in the financial statements as the exercise price of all option grants was equal to the market price of the Company's Common Stock at the date of grant. In October 1995, the Financial

39
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS defines a "fair value" based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and per share amounts would have been recorded.

	2002	2001	2000
Net income
As reported	$10,698,723	$1,138,297	$3,952,979
Pro Forma	$10,382,050	$1,025,466	3,522,851
Net income per basic share
As reported	$0.60	$0.06	$0.23
Pro Forma	$0.58	$0.06	0.20
Net income per diluted share
As reported	$0.59	$0.06	$0.22
Pro Forma	$0.57	$0.06	$0.20

The pro forma amounts were determined using the Black-Scholes model with the following assumptions:
	2002	2001	2000
Weighted average expected volatility	46.1%	51.2%	45.5%
Weighted average expected option term in years	5.5	5.5	5.5
Weighted average risk free interest rate	4.3%	5.7%	5.4%
Forfeiture rate	5%	5%	5%
Weighted average grant fair value	$4.05	$1.27	$2.12

10.	MAJOR CUSTOMERS
In each of fiscal years 2002, 2001 and 2000, $12,170,000, $5,963,152 and $8,976,422, respectively, of the Company's royalty revenues were received from the same source.

11.	SIMPLIFIED EMPLOYEE PENSION ("SEP") PLAN

The Company maintains a SEP Plan in which all employees are eligible to participate. The Company contributes a minimum of 3% of an employee's compensation to an account set up for the benefit of the employee. If an employee also chooses to contribute to the SEP Plan through salary reduction contributions, the Company will match such contributions to a maximum of 7% of the employee's salary. The Company contributed $85,368, $76,063 and $82,528, in fiscal years 2002, 2001 and 2000, respectively.

40
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In January 2002, the Company entered into various agreements with other "Tier II" parties identified as potentially responsible for a portion of the clean-up of the Casmalia Disposal Facility, in Casmalia, California (the "Site"), and, in connection with such agreements, deposited the sum of $107,858 into escrow. The escrowed funds are intended to resolve the Company's alleged liability under Superfund for clean-up costs to be incurred at the Site.

The escrow amount is based on the percentage of the total waste volume at the Site that the Company or its predecessors allegedly disposed of there, during 1983 and 1984. Although the Company's waste consisted entirely of customary oil field waste, the EPA has alleged that the waste was hazardous. The Company's volumetric contribution of allegedly hazardous waste was then used to calculate the Company's share ($107,858) of the total projected cost of $272 million to accomplish remediation of the Site.

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

41
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Operating Revenues	Gross Profit	Net Income (Loss)	Earnings (Loss) Per Share of Common Stock	Earnings (Loss) Per Share of Common Stock Assuming Dilution

Fiscal Year 2002 Quarter Ended:

September 30	$2,831,633	$1,448,496	$372,299	$0.02	$0.02
December 31	2,889,380	1,509,562	1,385,802	0.08	0.08
March 31	3,140,760	1,620,611	1,587,766	0.09	0.09
June 30	3,461,298	506,599	7,352,856	0.41	0.40
	$12,323,071	$5,085,268	$10,698,723	$0.60	$0.59
	========	=======	========	====	====

Fiscal Year 2001 Quarter Ended:

September 30	$1,537,944	$580,133	$629,084	$0.04	$0.04
December 31	1,405,106	(240,626)	(157,603)	(0.01)	(0.01)
March 31	1,446,010	303,648	358,997	0.02	0.02
June 30	1,574,093	284,597	307,819	0.01	0.01
	$5,963,153	$927,752	$1,138,297	$0.06	$0.06
	========	=======	========	====	====
14.	SUBSEQUENT EVENTS

Subsequent to fiscal year-end, the Company sold 500,000 shares of common stock, at a price of $13.75 per share, in a negotiated transaction resulting in gross proceeds of $6,875,000, in July 2002. In September 2002, the Company sold an additional 500,000 shares of common stock, at a price of $14.50 per share, in a negotiated transaction resulting in gross proceeds of $7,250,000.

On September 27, 2002, the Company announced that it has entered into a letter of intent with the principal stockholder of High Desert Mineral Resources Inc. ("HDMRI") to purchase 93% of the company's common stock for approximately 1.4 million shares of Royal Gold common stock or US$24 million in cash, or a combination of cash and stock. The transaction is subject to the negotiation and execution of final documentation, completion of legal, technical and commercial diligence, Canadian (including TSX Venture Exchange) and U.S. regulatory approval, and other conditions to closing. Subject to completion of this transaction, the Company also intends to offer the minority shareholders of HDMRI consideration equivalent to what it has offered the control position.

42
PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Stanley Dempsey: Age 63

Chairman of the Board of Directors and Chief Executive Officer of the Company since April 4, 1988 and President as of May 2002; term expires 2003. President and Chief Operating Officer of the Company from July 1, 1987 to April 4, 1988. From 1984 through June 1986, Mr. Dempsey was a partner in the law firm of Arnold & Porter. During the same period, he was a principal in Denver Mining Finance Company. From 1960 through 1987, Mr. Dempsey was employed by AMAX, Inc. serving in various managerial and executive capacities. Mr. Dempsey is a member of the board of directors of various mining-related associations.

John W. Goth: Age 75

Class I Director Since August 1988; term expires 2003. Executive Director of the Denver Gold Group and past chairman of the Minerals Information Institute. A consultant to the mining industry since 1985. Mr. Goth was formerly a Senior Executive of AMAX, Inc. and Director of Magma Copper Company. He is currently a Director of U.S. Gold Corporation and Behre Dolbear. (1) (2)

Pierre Gousseland: Age 80

Class II Director since June 1992; term expires 2004. Financial consultant. From 1977 until January 1986, Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. Formerly a director of Guyanor Resources S.A., French American Banking Corp. of New York, American International Group, Inc., Union Minière, S.A. (Belgium), Degussa AG (Germany), IBM World Trade Europe/Middle East Africa Corporation, and Pancontinental Mining Europe GmbH (Germany). Mr. Gousseland has served on the Chase Manhattan and Creditanstaldt (Vienna, Austria) International Advisory Boards and is past president of the French-American Chamber of Commerce in the United States. (2)

S. Oden Howell, Jr.: Age 62

Class III Director since December 1993; term expires 2002. President of Howell & Howell Painting Contractors, Inc. and owner of Kessinger Service Industries, LLC. From 1972 until 1988, Mr. Howell was Secretary/Treasurer of Howell & Howell, Inc.

Merritt Marcus: Age 68

Class II Director since December 1992; term expires 2004. President and Chief Executive Officer of Marcus Paint Company, a manufacturer of industrial coatings, and Performance Powders, L.L.C., a manufacturer of industrial powder coatings since 1983. Mr. Marcus has served several terms as a director of the National Paint and Coatings Association.

James W. Stuckert: Age 64

Class II Director since September 1989; term expires 2004. Chairman and Chief Executive Officer of Hilliard, Lyons, Inc., Louisville, Kentucky. Mr. Stuckert is also a director of Hilliard, Lyons, Inc., WEBAccess and Senbanc Fund. He joined Hilliard, Lyons in 1962 and served in several capacities prior to being named Chairman in December 1995. (1) (2)

43
Edwin W. Peiker, Jr.: Age 71

Class III Director since May 1987; term expires 2002. President and Chief Operating Officer of the Company from April 4, 1988 until February 1, 1992. Vice President of Engineering of the Company from May 1987 to April 4, 1988. Principal in Denver Mining Finance Company from 1984 until 1986. From 1983 to 1986, Mr. Peiker was engaged in mineral consulting activities. During the period 1966-1983, Mr. Peiker served in a variety of positions with the Climax Molybdenum division of AMAX involved in exploration activities worldwide. (1)

Donald Worth: Age 70

Class III Director since April 1999; term expires 2002. Mr. Worth has been involved in the mining industry since 1949. He formerly was a mining specialist and a vice president of Canadian Imperial Bank of Commerce (Canada). Mr. Worth is a director of Sentry Select Capital Corporation, Cornerstone Resources Inc., Corner Bay Silver, Inc. and Tiomin Resources Inc. He is also a trustee of Labrador Iron Ore Royalty Income Fund, and is involved with several professional associations both in Canada and the United States.

Karen P. Gross: Age 48

Vice President of the Company since June of 1994 and Corporate Secretary of the Company since 1989. From 1987 until 1989, Ms. Gross was the Assistant Secretary to the Company. Ms. Gross is in charge of investor relations, public relations and ensuring the Company's compliance with various corporate governance standards.

Donald J. Baker: Age 53

Vice President of the Company since November 1998. From December 1996 until November 1998, Mr. Baker was Manager of Corporate Development. From 1994 until November 1996, he was a consultant to the Company. Mr. Baker was previously employed with Climax Molybdenum Company and Homestake Mining Company.

John F. Skadow: Age 44
Controller of the Company since October 1993. Treasurer of the Company since November 1999. Mr. Skadow was previously employed by Dekalb Energy where he held various accounting and finance positions.

(1) Member of Audit Committee
(2) Member of Compensation Committee

All officers of the Company have one-year employment agreements that renew for an additional year in February each year.
44
ITEMS 11, 12, and 13.

The information called for by Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," is incorporated by reference to the Company's definitive proxy statement to be filed with respect to the upcoming Annual Meeting of Stockholders to be held November 12, 2002, in Denver, Colorado.

45
PART IV
Item 14.	CONTROLS AND PROCEDURES

During the year ended June 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, internal controls or other factors that could significantly affect these controls. The Company periodically reviews internal controls for effectiveness and the Company plans to conduct an evaluation of disclosure controls and procedures each quarter.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following is a list of documents filed as part of this report and are included herewith (*) or have been filed previously:

	(1)	Financial Statements included in Item 8.

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

Exhibit Number

		3	(a)	Certificate of Incorporation - Exhibit (b) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

			(b)	Amendment to Certificate of Incorporation - Exhibit (c) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

			(c)	Amendments to Articles of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company's Form 10-K for the year ended June 30, 1987.

			(d)	Amendment to Articles of Incorporation dated February 2, 1988 - Exhibit 3(f) to the Company's Form 10-K for the year ended June 30, 1990.

			(e)	By-Laws - Exhibit (d) to the Company's Form 10-K, for the fiscal year ended December 31, 1980.
46
		4	(a)	Shareholders' Rights Agreement Exhibit B to the Company's Form 8-A dated September 11, 1997.

		10	(a)	Equity Incentive Plan - filed as part of Def 14A, filed November 25, 1996.

(b)

Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co., S.A., and Royal Gold, Inc., dated effective March 30, 1998 - Exhibit 10(s) to the Company's Form 10-K for the year ended June 30, 1998.

			(c)	Private Agreement between Rakov Pty. Ltd. and Royal Gold, Inc. dated effective March 28, 1998 - Exhibit 10(t) to the Company's Form 10-K for the year ended June 30, 1998.

(d)

Exploration and Development Option Agreement between Placer Dome U.S., Inc. and Royal Gold, Inc. dated effective July 1, 1998 - Exhibit 10(v) to the Company's Form 10-K for the year ended June 30, 1998.

			(e)	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999. Item 5 of Form 8-K filed April 12, 1999.

			(f)	Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999. Item 5 of Form 8-K filed September 2, 1999.

			(g)	Amendment to Equity Incentive Plan - filed as part of Def 14A, filed October 15, 1999.

			(h)	Loan agreement between Royal Gold Inc. and HSBC Bank USA dated December 18, 2000. Item 6 of Form 10-Q filed February 8, 2002.

		21*	(a)	The Company and Its Subsidiaries.

		23*	(a)	Auditor's Consent

* - Filed herewith.

(b)	Reports on Form 8-K.

	(1)	July 11, 2002, Item 5 Other Event

	(2)	September 11, 2002, Item 5 Other Event

47
SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: September 27, 2002	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 2002	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer, President and Director

Date: September 27, 2002	By:	/s/ John Skadow
John Skadow Treasurer and Controller

Date: September 27, 2002	By:	/s/ John W. Goth
John W. Goth Director

Date: September 27, 2002	By:	/s/ Pierre Gousseland
Pierre Gousseland Director

Date: September 27, 2002	By:	/s/ S. Oden Howell, Jr.
S. Oden Howell, Jr. Director

Date: September 27, 2002	By:	/s/ Merritt E. Marcus
Merritt E. Marcus Director

Date: September 27, 2002	By:	/s/ Edwin W. Peiker, Jr.
Edwin W. Peiker, Jr. Director

Date: September 27, 2002	By:	/s/ James W. Stuckert
James W. Stuckert Director

Date: September 27, 2002	By:	/s/ Donald Worth
Donald Worth Director
48
CERTIFICATION
of the Chairman, Chief Executive Officer and President

I, Stanley Dempsey, Chairman, Chief Executive Officer and President of Royal Gold, Inc. (the "Company"), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"); and

(2)

Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3)

Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report.

September 27, 2002

/s/ Stanley Dempsey
Stanley Dempsey
Chairman, Chief Executive
Officer and President

CERTIFICATION
of the Treasurer and Controller (Chief Accounting Officer)

I, John Skadow, Treasurer and Controller (Chief Accounting Officer) of Royal Gold, Inc. (the "Company"), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"); and

(2)

Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3)

Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report.

September 27, 2002

/s/ John Skadow
John Skadow
Treasurer and Controller (Chief Accounting Officer)
49
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

(1) Owned 100% by Royal Gold, Inc.
(2) Owned 100% by Denver Mining Finance Company
(3) Owned 50% by Royal Gold, Inc.
(4) Owns a 100% interest in the Goldstripe Project.
(5) Owned 25% by Royal Gold, Inc.
(6) Owned 67% by Royal Gold, Inc.
50
EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-18943) and on Form S-8 (No. 33-33369) of Royal Gold, Inc. of our report dated August 14, 2002, except for Note 14 as to which the date is September 27, 2002, relating to the financial statements, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Denver, Colorado
September 27, 2002
51