Form 10-K/A
period 2002-06-30
ROYAL GOLD INC /DE/
filed 2002-11-06
CIK 85535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                          COMMISSION FILE NUMBER 0-5664

         (Name, State of Incorporation, Address and Telephone Number)


                             [LOGO] ROYAL GOLD, INC.

                            (a Delaware Corporation)

                                ROYAL GOLD, INC.
                         1660 WYNKOOP STREET, SUITE 1000
                           DENVER, COLORADO 80202-1132
                                 (303) 573-1660

               I.R.S. Employer Identification Number 84-0835164

       Securities Registered Pursuant to Section 12(b) of the Act: NONE

         Securities Registered Pursuant to Section 12(g) of the Act:

    COMMON STOCK $0.01 PAR VALUE             NASDAQ NATIONAL MARKET SYSTEM
    ----------------------------             -----------------------------
         (Title of Class)                (Name of Exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 12, 2002: Part III, Items 11, 12 and 13.

                                EXPLANATORY NOTE

      We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on September 27, 2002, solely for the purpose of amending Exhibit 23. No other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROYAL GOLD, INC.

Date:  November 5, 2002                   By: /s/ STANLEY DEMPSEY
                                              ------------------------------
                                          Stanley Dempsey
                                          Chairman, Chief Executive Officer,
                                          President and Director