Form 10-Q
period 2002-09-30
ROYAL GOLD INC /DE/
filed 2002-11-08
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at October 29, 2002

$0.01 Par Value	19,059,608 Shares

INDEX

PART I	FINANCIAL STATEMENTS	PAGE

PART II	OTHER INFORMATION
		15
Item 4.	Controls and Procedures

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES	16

SECTION 302 CERTIFICATION	17

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production, reserves, mineralization, planned levels of expenditures, and settlement of the Casmalia matter. Factors that could cause actual results to differ materially from the projections incorporated herein include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ability to reach a definitive court approved settlement of the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

2
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) ASSETS

	September 30,	June 30,
	2002	2002
Current assets
Cash and equivalents	$27,000,855	$11,104,140
Royalty receivables	2,942,691	3,022,214
Prepaid expenses and other	169,115	165,238

Total current assets	30,112,661	14,291,592

Property and equipment, at cost, net	6,886,634	7,518,205

Available for sale securities	504,974	583,771
Deferred tax asset	6,348,454	6,849,687
Other assets	312,356	346,825

Total assets	$44,165,079	$29,590,080
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 3
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS (CONTINUED) (Unaudited) LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	June 30,
Current liabilities	2002	2002
Accounts payable	$1,026,081	$698,136
Dividend payable	0	1,354,022
Accrued compensation	225,000	150,000
Other	149,716	99,667

Total current liabilities	1,400,797	2,301,825

Other liabilities	118,881	120,525

Commitments and contingencies (Note 5)

Stockholders' equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 19,286,832 and 18,101,622 shares, respectively	192,868	182,798

Additional paid-in capital	71,510,114	57,389,220

Accumulated other comprehensive income	106,183	184,981

Accumulated deficit	(28,066,892)	(29,492,397)

Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders' equity	42,645,401	27,167,730

Total liabilities and stockholders' equity	$44,165,079	$29,590,080
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 4
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

For The Three Months Ended
	September 30,	September 30,
	2002	2001
Royalty revenues	$3,366,172	$2,831,633

Costs and expenses
Costs of operations	266,987	218,389
General and administrative	444,185	445,617
Exploration and business development	93,021	122,321
Depreciation and depletion	633,838	596,810
Total costs and expenses	1,438,031	1,383,137

Operating income	1,928,141	1,448,496

Gain (loss) on marketable securities	0	(1,075,393)
Interest and other income	69,897	37,858
Interest and other expense	31,981	31,064

Income before income taxes	1,966,057	379,897

Current income tax expense	39,319	7,598
Deferred income tax expense	501,233	0

Net earnings	$1,425,505	$372,299
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	(78,798)	553,472
Comprehensive income	$1,346,707	$925,771
	===========	===========
Basic earnings per share	$0.08	$0.02
	===========	===========
Basic weighted average shares outstanding	18,637,271	17,889,776

Diluted earnings per share	$0.07	$0.02
	===========	===========
Diluted weighted average shares outstanding	19,130,373	18,025,341
The accompanying notes are an integral part of these consolidated financial statements. 5
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For The Three Months Ended
	September 30,	September 30,
	2002	2001
Cash flows from operating activities

Net income	$1,425,505	$372,299
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and depletion	633,838	596,810
Loss on marketable securities	0	1,075,393
Deferred tax expense	501,233	0

(Increase) decrease in:
Royalty receivables	79,523	(1,116,182)
Other current assets	(3,877)	20,663

Increase (decrease) in:
Accounts payable and accrued liabilities	452,993	265,479
Other liabilities	(1,644)	(1,644)
Total adjustments	1,662,066	840,519
Net cash provided by operating activities	3,087,571	1,212,818
The accompanying notes are an integral part of these consolidated financial statements. 6
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

For The Three Months Ended
	September 30,	September 30,
	2002	2001
Cash flows from investing activities
Capital expenditures for property and equipment	(2,267)	(8,956)
Decrease in other assets	34,469	31,323

Net cash provided by investing activities	32,202	22,367

Cash flows from financing activities:
Dividends	(1,354,022)	(894,490)
Proceeds from issuance of common stock	14,130,964	2

Net cash provided by (used in) financing activities	12,776,942	(894,488)

Net increase in cash and equivalents	15,896,715	340,697

Cash and equivalents at beginning of period	11,104,140	4,578,278

Cash and equivalents at end of period	$27,000,855	$4,918,975
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 7
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Royal Gold, Inc. and its consolidated subsidiaries. We believe that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 2002.

1.	GENERAL

The unaudited financial statements as of September 30, 2002, and for the three months ended September 30, 2002 and 2001, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 2002.

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

The carrying value of the Company's property and equipment consists of the following components at September 30, 2002:
8
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Accumulated
		Depreciation
As of September 30, 2002	Gross	& Depletion	Net
Royalties
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	3,376,571	4,728,449
NVR1	2,135,107	685,400	1,449,707
Bald Mountain	1,978,547	1,619,852	358,695
Mule Canyon	180,714	-	180,714
Martha Mine	172,810	85,978	86,832
Total royalties	12,572,198	5,767,801	6,804,397
Office furniture, equipment and improvements	871,464	789,227	82,237
	$13,443,662	$6,557,028	$6,886,634
	===========	===========	===========

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

Martha Mine

The Company owns a 2% NSR royalty on the Martha mine located in Argentina and operated by Coeur d'Alene Mining Corporation.
9
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	AVAILABLE FOR SALE SECURITIES

The Company holds equity positions in a number of mining and exploration companies. The Company had an unrealized loss of $78,798 in these securities for the three months ended September 30, 2002. The Company realized a loss of $1,075,393 in these securities for the three months ended September 30, 2001.

4.	EARNINGS PER SHARE ("EPS") COMPUTATION

For The Three Months Ended September 30, 2002

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,425,505	18,637,271	$0.08
Effect of dilutive securities		493,102
Diluted EPS	$1,425,505	19,130,373	$0.07
	===========	=============	===========

For The Three Months Ended September 30, 2001

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$372,299	17,889,776	$0.02
Effect of dilutive securities		135,565
Diluted EPS	$372,299	18,025,341	$0.02
	===========	=============	===========

Options to purchase 391,079 shares of common stock, at an average purchase price of $6.52 per share, were outstanding at September 30, 2001, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

10
ROYAL GOLD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	COMMITMENTS AND CONTINGENCIES

Casmalia

On March 24, 2000, the United States Environmental Protection Agency ("EPA") notified the Company and 92 other entities that they were considered potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("Superfund"), at the Casmalia Resources Hazardous Waste Disposal Site (the "Site") in Santa Barbara County, California. EPA's allegation that the Company was a PRP was based on the disposal of allegedly hazardous petroleum exploration wastes at the Site by the Company's predecessor, Royal Resources, Inc., during 1983 and 1984.

After extensive negotiations, on September 23, 2002, the Company, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States intending to settle their liability for the United States' past and future cleanup costs incurred at the Site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, the Company's share of the $25.3 million settlement amount was $107,858, which the Company has deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds will be paid to the United States on May 9, 2003. The United States may only pursue the Company for additional cleanup costs if the United States' total cleanup costs at the Site significantly exceed the expected cost of approximately $272 million. The Company believes this to be a remote possibility; therefore, it considers its potential liability to the United States to be resolved.

The Partial Consent Decree does not resolve the Company's potential liability to the State of California for its response costs or for natural resource damages arising from the Site. The State has not expressed any interest in pursuing natural resource damages so far. However, on October 1, 2002, the State notified the Company and the rest of the PRP group that participated in the settlement with the United States that the State would be seeking response costs from them. That State allegedly incurred $2,904,000 through June 30, 2002, and expects to incur future cleanup costs of $9,656,431. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, the Company will be liable for 0.438% of any settlement amount. However, the Company expects that its share of liability will be completely covered by a $15,000,000, zero-deductible insurance policy that the PRP group purchased specifically to protect itself from claims such as that brought by the State.

6.	EQUITY ISSUANCES

In July 2002, the Company sold 500,000 shares of common stock, at a price of $13.75 per share, in a negotiated transaction resulting in gross proceeds of $6,875,000. In September 2002, the Company sold an additional 500,000 shares of common stock, at a rice of $14.50 per share, in a negotiated transaction resulting in gross proceeds of $7,250,000.

11
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying interim Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the report on Form 10-K of Royal Gold, Inc. for the annual period ended June 30, 2002.

Liquidity and Capital Resources

At September 30, 2002, the Company had current assets of $30,112,661 compared to current liabilities of $1,400,797 for a current ratio of 21 to 1. This compares to current assets of $7,440,392 and current liabilities of $944,298 at September 30, 2001, resulting in a current ratio of 8 to 1.

During the quarter ended September 30, 2002, liquidity needs were met from $3,366,172 in royalty revenues from production at the Pipeline Mining Complex and at Bald Mountain, the Company's available cash resources, and interest and other income of $69,897.

For fiscal 2003, based on information from the operator, the Company anticipates production of approximately 950,000 ounces of gold at the Pipeline Mining Complex. Production at the Pipeline Mining Complex was approximately 267,800 ounces of gold during the quarter ended September 30, 2002.

In July 2002, the Company sold 500,000 shares of common stock, at a price of $13.75 per share, in a negotiated transaction resulting in gross proceeds of $6,875,000. In September 2002, the Company sold an additional 500,000 shares of common stock, at a rice of $14.50 per share, in a negotiated transaction resulting in gross proceeds of $7,250,000.

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

Current financial resources and funds generated from operations should be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures. The Company's current financial resources are available for mergers and acquisitions, and to fund dividends. In the event of a substantial acquisition, the Company could seek additional debt or equity financing.

Other Events:

Negotiations are ongoing pursuant to the letter of intent with the principal stockholder of High Desert Mineral Resources Inc. ("HDMRI") to purchase 93% of the company's common stock for approximately 1.4 million shares of Royal Gold common stock, or US$24 million in cash, or a combination of cash and stock. The transaction is subject to the negotiation and execution of final documentation, completion of

12
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

legal, technical and commercial diligence, Canadian (including TSX Venture Exchange) and U.S. regulatory approval, and other conditions to closing. Subject to completion of this transaction, Royal Gold also intends to offer the minority shareholders of HDMRI consideration at least equal in value to what it has offered the control position. HDMRI announced that it has received a written conditional offer from Newmont Capital Limited to purchase 100% of the issued and outstanding shares of the company for US$32,000,000 to be paid and satisfied through the issuance of shares of Newmont Mining Corp.

HDMRI, a gold royalty and exploration firm, is based in Elko, Nevada, and is listed on the TSX Venture Exchange (HDR:CDNX). HDMRI owns a 2% carried working interest, equal to a 2% net smelter returns royalty on a large portion of the Leeville project, operated by Newmont Mining Corporation. It also owns a 1% net smelter returns royalty on the SJ Claims, which covers a large part of the Screamer and West Betze deposits, operated by Barrick Gold Corporation.

On November 5, 2002, Coeur d'Alene Mines Corporation announced an increase in the estimated mineralization at the Martha mine to 4.0 million silver-equivalent ounces, with an average grade of 110 ounces per ton (3,800 grams per tonne) of silver-equivalent. This new mineralization is located immediately adjacent to and below the current underground workings and is expected to extend the mine life of the Martha mine. Presently, there are 2.7 million ounces of proven and probable reserves contained within the total mineralization of 4.0 million ounces at the Martha mine.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2002, Compared with Quarter Ended September 30, 2001

For the quarter ended September 30, 2002, the Company recorded net earnings of $1,425,505, or $0.07 per diluted share, as compared to net earnings of $372,299, or $0.02 per diluted share, for the quarter ended September 30, 2001. Net earnings for the current quarter reflect $3,366,172 in royalty revenues, versus $2,831,633 in the prior year's same quarter.

For the quarter ended September 30, 2002, the Company received royalty revenues of $3,076,144 from its royalties at the Pipeline Mining Complex and $290,028 from its royalty at Bald Mountain. This increase resulted from a higher royalty rate due to a higher gold price, offset by lower production at the Pipeline Mining Complex, and higher production from the Bald Mountain royalty. The gold price averaged $313 in the current quarter versus $272 in the prior year's same quarter.

Cost of operations increased compared to the quarter ended September 30, 2001, primarily related to Nevada net proceeds tax expenditures associated with the increased royalties at the Pipeline Mining Complex and the Bald Mountain mine.

General and administrative expenses of $444,185 for the quarter ended September 30, 2002, were comparable with $445,617 for the quarter ended September 30, 2001. Decreased compensation cost was offset by higher legal and audit expenses.

13
ROYAL GOLD, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exploration and business development expenses decreased from $122,321 for the quarter ended September 30, 2001, to $93,021 for the quarter ended September 30, 2002, primarily due to decreased exploration expenditures, somewhat offset by increased business development costs.

Depreciation and depletion increased from $596,810 for the quarter ended September 30, 2001, to $633,838 for the quarter ended September 30, 2002, primarily due to increased production at Bald Mountain mine.

Interest and other income increased from $37,858 for the quarter ended September 30, 2001 to $69,897 for the quarter ended September 30, 2002, primarily due to increase in funds available for investment.

Deferred income tax expense reflects the utilization of the Company's deferred tax asset. There was no net deferred tax asset in the prior quarter.
14
ROYAL GOLD, INC.

PART II.	OTHER INFORMATION

Item 4.	CONTROLS AND PROCEDURES

The Chairman, Chief Executive Officer and President, and the Treasurer and Controller of Royal Gold, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by Royal Gold, Inc. in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Royal Gold, Inc. in such reports is accumulated and communicated to the Company's management, including the Chairman, Chief Executive Officer and President, and the Treasurer and Controller of Royal Gold, Inc., as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None

(b)	Reports on Form 8-K

(1)	September 27, 2002, Item 9 Regulation FD Disclosure

(2)	September 10, 2002, Item 5 Other Event

(3)	July 11, 2002, Item 5 Other Event
15
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: November 8, 2002	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer, President and Director

Date: November 8, 2002	By:	/s/ John Skadow
John Skadow Treasurer and Controller
16
SECTION 302 CERTIFICATION

Certification of the Chairman, Chief Executive Officer and President

I, Stanley Dempsey, Chairman, Chief Executive Officer and President of Royal Gold, Inc. (the "Company"), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"); and

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

(4)	I, together with the other certifying officer, am responsible for establishing and maintaining disclosure controls and procedures for the Company and have:

(i)

Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

(ii)	Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

(iii)	Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	I, together with the other certifying officer, have disclosed, based on our most recent evaluation, to the Company's auditors and Audit Committee of the board of directors:

(i)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
17
(6)

I, together with the other certifying officer, have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

November 8, 2002

/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and President
18
SECTION 302 CERTIFICATION

Certification of the Treasurer and Controller (Chief Accounting Officer)

I, John Skadow, Treasurer and Controller (Chief Accounting Officer) of Royal Gold, Inc. (the "Company"), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"); and

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

(4)	I, together with the other certifying officer, am responsible for establishing and maintaining disclosure controls and procedures for the Company and have:

(i)

Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

(ii)	Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

(iii)	Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	I, together with the other certifying officer, have disclosed, based on our most recent evaluation, to the Company's auditors and Audit Committee of the board of directors:

(i)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
19

(6)

I, together with the other certifying officer, have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

November 8, 2002

/s/ John Skadow
John Skadow Treasurer and Controller (Chief Accounting Officer)
20