Form 10-Q
period 2002-12-31
ROYAL GOLD INC /DE/
filed 2003-02-14
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended December 31, 2002

Commission File Number 0-5664

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 1, 2002

$0.01 Par Value	20,473,837 Shares

INDEX

PART I	FINANCIAL STATEMENTS	PAGE

Item 1	Consolidated Balance Sheets	3
	Consolidated Statements of Operation	5
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

SECTION 302 CERTIFICATION		20

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production levels, and settlement of the Casmalia matter. Factors that could cause actual results to differ materially from the projections incorporated herein include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ability to reach a definitive court approved settlement of the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

2
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Balance Sheets (Unaudited)

ASSETS

	December 31,	June 30,
	2002	2002
Current assets
Cash and equivalents	$28,316,861	$11,104,140
Royalty receivables	2,728,075	3,022,214
Prepaid expenses and other	244,949	165,238

Total current assets	31,289,885	14,291,592

Property and equipment, at cost, net	36,940,456	7,518,205

Available for sale securities	554,781	583,771
Deferred tax asset	5,931,750	6,849,687
Other assets	275,261	346,825

Total assets	$74,992,133	$29,590,080
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 3
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Balance Sheets (Unaudited) Continued

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	June 30,
Current liabilities	2002	2002
Accounts payable	$1,627,923	$698,136
Dividend payable	1,023,620	1,354,022
Notes payable	647,649	-
Accrued compensation	390,000	150,000
Other	201,543	99,667

Total current liabilities	3,890,735	2,301,825

Other liabilities	117,237	120,525

Commitments and contingencies (note 6)

Stockholders' equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 20,703,061 and 18,279,840 shares, respectively	207,031	182,798

Additional paid-in capital	99,570,009	57,389,220

Accumulated other comprehensive income	162,160	184,981

Accumulated deficit	(27,858,167)	(29,492,397)
	72,081,033	28,264,602
Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders' equity	70,984,161	27,167,730

Total liabilities and stockholders' equity	$74,992,133	$29,590,080
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements. 4
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Three Months Ended
	December 31,	December 31,
	2002	2001
Royalty revenues	$3,117,384	$2,889,380

Costs and expenses
Costs of operations	315,126	243,058
General and administrative	537,641	439,099
Exploration and business development	150,747	172,711
Depreciation and depletion	515,109	524,950
Total costs and expenses	1,518,623	1,379,818

Operating income	1,598,761	1,509,562

Interest and other income	121,779	32,289
Loss on marketable securities	-	(96,286)
Interest and other expense	37,837	31,481

Income before income taxes	1,682,703	1,414,084

Current tax expense	33,654	28,282
Deferred tax expense	416,704	-

Net earnings	$1,232,345	$1,385,802
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	55,977	-
Comprehensive income	$1,288,322	$1,385,802
	===========	===========
Basic earnings per share	$0.06	$0.08
	===========	===========
Basic weighted average shares outstanding	19,443,692	17,899,951

Diluted earnings per share	$0.06	$0.08
	===========	===========
Diluted weighted average shares outstanding	20,022,836	18,025,966
The accompanying notes are an integral part of these consolidated financial statements. 5
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2002	2001
Royalty revenues	$6,483,556	$5,721,013

Costs and expenses
Costs of operations	582,113	461,447
General and administrative	981,826	884,717
Exploration and business development	243,768	295,032
Depreciation and depletion	1,148,946	1,121,760
Total costs and expenses	2,956,653	2,762,956

Operating income	3,526,903	2,958,057

Interest and other income	191,676	70,147
Loss on marketable securities	-	(1,171,679)
Interest and other expense	69,817	62,544
Income before income taxes	3,648,762	1,793,981

Current tax expense	72,975	35,880
Deferred tax expense	917,937	-

Net earnings	$2,657,850	$1,758,101
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	(22,821)	-
Realized change in market value of available for sale securities	-	553,472
Comprehensive income	$2,635,029	$2,311,573
	===========	===========
Basic earnings per share	$0.14	$0.10
	===========	===========
Basic weighted average shares outstanding	19,040,482	17,890,862

Diluted earnings per share	$0.14	$0.10
	===========	===========
Diluted weighted average shares outstanding	19,582,186	18,002,912
The accompanying notes are an integral part of these consolidated financial statements. 6
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2002	2001
Cash flows from operating activities

Net income	$2,657,850	$1,758,101
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and depletion	1,148,946	1,121,760
Loss on marketable securities	-	1,171,679
Deferred tax expense	917,937	-
Other	71,564	58,367

(Increase) decrease in:
Royalty receivables	492,752	(1,326,374)
Other current assets	(79,711)	32,363

Increase (decrease) in:
Accounts payable and accrued liabilities	497,525	443,990
Other liabilities	(3,288)	(3,288)

Total adjustments	3,045,725	1,498,497
Net cash provided by operating activities	5,703,575	3,256,598
The accompanying notes are an integral part of these consolidated financial statements. 7
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Statements of Cash Flows (Unaudited) Continued

	For The Six Months Ended
	December 31,	December 31,
	2002	2001
Cash flows from investing activities
Acquisition	$(1,298,050)	$-
Capital expenditures for property and equipment	(3,997)	(14,039)

Net cash provided by (used in) investing activities	(1,302,047)	(14,039)

Cash flows from financing activities:
Dividends	(1,354,022)	(894,490)
Proceeds from issuance of common stock	14,165,215	12

Net cash provided by (used in) financing activities	12,811,193	(894,478)

Net increase (decrease) in cash and equivalents	17,212,721	2,348,081

Cash and equivalents at beginning of period	11,104,140	4,578,278

Cash and equivalents at end of period	$28,316,861	$6,926,359
	===========	===========
Non-cash Activity

During the period the Company acquired High Desert Mineral Resources, Inc. See Note 2 - Acquisition of High Desert Mineral Resources, Inc.
The accompanying notes are an integral part of these consolidated financial statements. 8
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements (Unaudited)

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

The unaudited financial statements as of December 31, 2002, and for the three and six months ended December 31, 2002 and 2001, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

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

2.	ACQUISITION OF HIGH DESERT MINERAL RESOURCES, INC.

On December 7, 2002, Royal Gold, Inc. completed the acquisition of 49,371,293 (93.5%) of the common stock of High Desert Mineral Resources, Inc. ("High Desert"), from High Desert's principal stockholder. Consideration for the purchase was 1,412,229 newly issued shares of Royal Gold common stock and $200,000 in cash. As a result of the acquisition, Royal Gold held a total of 49,411,793 shares of common stock of High Desert, representing 93.5% of the issued and outstanding shares.

After the closing of the binding agreement and completion of delivery of all High Desert shares, Royal Gold owned sufficient High Desert shares to allow it to proceed with a short-form merger under Delaware law. Royal Gold proceeded to effect a short-form merger under Delaware law to merge High Desert into a wholly-owned subsidiary of Royal Gold, for cash consideration of $1,951,530.

9
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

At the time of acquisition, High Desert had $130,306 of working capital and $2,900,000 in notes payable. The Company has accrued $500,000 for costs related to this acquisition. The primary assets of High Desert are two producing royalties. One is a 2% carried working interest, equal to a 2% net smelter returns royalty, in the Newmont HD Venture Property (Leeville Project), operated by Newmont Mining Company. The other is a 1% net smelter returns royalty on the SJ Claims, which covers a large part of the Screamer and West Betze deposits operated by Barrick Gold Corporation. The Company has allocated the purchase price of $30.7 million and the assumption of the $2.9 million note payable, to the fair market values of other assets and liabilities acquired, including $33.5 million to the two royalties. The results of High Desert has been consolidated in the interim information from December 6, 2002. This allocation is subject to final determination based on the completion of the Company's post-acquisition due diligence.

High Desert also has a portfolio of gold exploration properties in Nevada, and royalties on non-producing gold properties located in Nevada.

In a separate agreement, Royal Gold agreed to repay the $2.9 million note payable. In lieu of repaying the debt in cash, Royal Gold has agreed to convey to the note holder 10% of the SJ Claims royalty and 10% of the Leeville Project royalty, owned by High Desert at the time of the acquisition.

The following data reflects the pro forma results of operations had the acquisition of High Desert occurred at the beginning of each period presented. These pro forma results are not representative of results that would have occurred nor indicative of future results.

PRO FORMA FINANCIAL DATA

	For the Six Months Ended
	December 31, 2002	December 31, 2001

Revenues	$7,620,395	$6,782,891
Earnings	$2,375,107	$1,216,073
EPS	$0.12	$0.06

	For the Three Months Ended
	December 31, 2002	December 31, 2001

Revenues	$3,729,017	$3,510,012
Earnings	$1,176,024	$1,122,810
EPS	$0.06	$0.06
10
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

3.	PROPERTY AND EQUIPMENT

The carrying value of the Company's property and equipment consists of the following components at December 31, 2002:
As of December 31, 2002	Gross	Accumulated Depreciation & Depletion	Net
Royalties
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	3,567,617	4,537,403
NVR1	2,135,107	750,733	1,384,374
Bald Mountain	1,978,547	1,683,505	295,042
SJ Claims	17,154,112	110,601	17,043,511
Leeville Project	13,413,090	70,652	13,342,438
Mule Canyon	180,714	-	180,714
Martha Mine	172,810	88,893	83,917
Total royalties	43,139,400	6,272,001	36,867,399
Office furniture, equipment and improvements	873,192	800,135	73,057
	$44,012,592	$7,072,136	$36,940,456
	===========	===========	===========

Presented below is a description of each of the Company's significant mineral properties.

Pipeline Mining Complex

The Company holds two sliding-scale gross smelter returns royalties (GSR1 and GSR2), a fixed gross royalty (GSR3), and a net value royalty (NVR1), over the Pipeline Mining Complex that includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada.

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

SJ Claims

In December 2002, the Company acquired a 1% NSR royalty that covers a portion of the Goldstrike Mine, in Eureka County, Nevada. Goldstrike is an open pit mine operated by Barrick Gold Corporation. In December 2002, the Company assigned 10% of this royalty, along with 10% of the Leeville Project royalty, as settlement for a $2.9 million debt. See Note 2 - Acquisition of High Desert Mineral Resources, Inc. At December 31, the Company owns a 0.9% NSR on the SJ Claims.

11
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

Leeville Project

In December 2002, the Company acquired a 2% net value royalty (which calculates as a 2% NSR royalty for gold and silver), which covers a portion of the Leeville Project, in Eureka County, Nevada. The Leeville Project is an underground mine currently under development by Newmont Mining Corporation. Newmont currently produces from the Carlin East deposit, a portion of which underlies our royalty ground. In December 2002, the Company assigned 10% of this royalty, along with 10% of the SJ Claims royalty, as settlement for a $2.9 million debt. See Note 2 - Acquisition of High Desert Mineral Resources, Inc. At December 31, the Company owns a 1.8% net value royalty (which calculates as a 1.8% NSR royalty for gold and silver) on the Leeville Project.

Mule Canyon

The Company owns a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Gold Company.

Martha Mine

The Company owns a 2% NSR royalty on the Martha mine located in Argentina and operated by Coeur d'Alene Mining Company.

4.	AVAILABLE FOR SALE SECURITIES

The Company holds equity positions in a number of mining and exploration companies. The Company had an unrealized gain of $162,160 in these securities as of December 31, 2002. The Company realized a loss of $1,171,679 in these securities for the six months ended December 31, 2001.

5.	EARNINGS PER SHARE ("EPS") COMPUTATION

For The Six Months Ended December 31, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$2,657,850	19,040,482	$0.14
Effect of dilutive securities		541,704
Diluted EPS	$2,657,850	19,582,186	$0.14
	==========	==========	==========

At December 31, 2002, 35,000 options to purchase shares of common stock at an average purchase price of $19.97 per share were not included in the computation of diluted EPS, because the exercise price of these options was greater than the average market price of the common shares.

12
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

For The Six Months Ended December 31, 2001

Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,758,101	17,890,863	$0.10
Effect of dilutive securities		112,049
Diluted EPS	$1,758,101	18,002,912	$0.10
	==========	==========	==========

At December 31, 2001, 391,079 options to purchase shares of common stock at an average purchase price of $6.52 per share were not included in the computation of diluted EPS, because the exercise price of these options was greater than the average market price of the common shares.

For The Three Months Ended December 31, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,232,345	19,443,692	$0.06
Effect of dilutive securities		579,144
Diluted EPS	$1,232,345	20,022,836	$0.06
	==========	==========	==========

At December 31, 2002, 35,000 options to purchase shares of common stock at an average purchase price of $19.97 per share were not included in the computation of diluted EPS, because the exercise price of these options was greater than the average market price of the common shares.

For The Three Months Ended December 31, 2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,385,802	17,899,951	$0.08
Effect of dilutive securities		126,015
Diluted EPS	$1,385,802	18,025,966	$0.08
	==========	==========	==========

At December 31, 2001, 125,000 options to purchase shares of common stock, at an average price of $8.98 per share were not included in the computation of diluted EPS, because the exercise price of the options was greater than the average market price of these common shares.

13
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES

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

The Partial Consent Decree does not resolve the Company's potential liability to the State of California ("State") for its response costs or for natural resource damages arising from the Site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified the Company and the rest of the PRP group that participated in the settlement with the United States that the State would be seeking response costs from them. That State allegedly incurred $2,904,000 through June 30, 2002, and expects to incur future cleanup costs of $9,656,431. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, the Company will be liable for 0.438% of any settlement amount. However, the Company expects that its share of liability will be completely covered by a $15,000,000, zero-deductible insurance policy that the PRP group purchased specifically to protect itself from claims such as that brought by the State.

7.	EQUITY ISSUANCES

In July 2002, the Company sold 500,000 shares of common stock, at a price of $13.75 per share, in a negotiated transaction resulting in gross proceeds of $6,875,000. In September 2002, the Company sold an additional 500,000 shares of common stock, at a price of $14.50 per share, in a negotiated transaction resulting in gross proceeds of $7,250,000.

On December 7, 2002, the Company issued 1,412,229 shares of common stock as part of the purchase of 93.5% of the common shares of High Desert at a value of $19.855 per share, see Note 2 - Acquisition of High Desert Mineral Resources, Inc. During the six months ended December 31, 2002, options to purchase 8,000 shares were exercised.

14
Royal Gold, Inc. Part I - Financial Statements Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended December 31, 2002, Compared with Quarter Ended December 31, 2001

For the quarter ended December 31, 2002, the Company recorded net earnings of $1,232,345, or $0.06 per basic share, as compared to net earnings of $1,385,802, or $0.08 per basic share, for the quarter ended December 31, 2001. Net earnings for the current quarter reflect $3,117,384 in royalty revenues.

The Company received royalty revenues of $2,769,653 from its royalties at the Pipeline Mining Complex, $147,884 from the SJ Claims, $94,468 from the Leeville Project, $100,264 from its royalty at Bald Mountain and $5,115 from the Martha mine. For the quarter ended December 31, 2001, the Company received royalty revenues of $2,889,380. This increase resulted from a higher royalty rate due to a higher gold price and the addition of the SJ Claims and Leeville Project royalties offset by lower production at the Pipeline Mining Complex. The royalties from the SJ Claims and Leeville Project represent approximately one month's production. During December 2002, the Company acquired High Desert Mineral Resources, Inc. ("High Desert"). See Note 2 - Acquisition of High Desert Mineral Resources, Inc.

Cost of operations increased compared to the quarter ended December 31, 2001, primarily related to Nevada net proceeds tax expenditures associated with the increased royalty revenues.

General and administrative expenses of $537,641 for the quarter ended December 31, 2002, increased compared to $439,099 for the quarter ended December 31, 2001, primarily because of costs related to the substantial increase in the number of shareholders, miscellaneous costs associated with the High Desert acquisition, and higher bonus accruals.

Exploration and business development expenses decreased from $172,711 for the quarter ended December 31, 2001, to $150,747 for the quarter ended December 31, 2002, primarily due to a slight decrease in business development activity.

Depreciation and depletion decreased from $524,950 for the quarter ended December 31, 2001, to $515,109 for the quarter ended December 31, 2002, primarily due to lower DD&A rates on the GSR3 royalty and lower production at the Pipeline Mining Complex.

The Company recorded a non-cash charge of $96,286 related to its equity investments in Yamana Resources for the quarter ended December 31, 2001. The decline in value of these securities was deemed to be other-than-temporary and therefore the decline in value was recognized in the Statement of Operations. There was no comparable charge in the current quarter.

Interest and other income increased from $32,289 for the quarter ended December 31, 2001 to $121,779 for the quarter ended December 31, 2002, primarily due to increase funds available for investing offset by lower interest rates.

The deferred tax expense for the quarter ended December 31, 2002, of $416,704 reflects the utilization of the deferred tax asset established at June 30, 2002.
15
Royal Gold, Inc. Part I - Financial Statements Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended December 31, 2002, Compared with Six Months Ended December 31, 2001

For the six months ended December 31, 2002, the Company recorded net earnings of $2,657,850, or $0.14 per basic share, as compared to net earnings of $1,758,101, or $0.10 per basic share, for the six months ended December 31, 2001. Net earnings for the six months ended December 31, 2002, reflect $6,483,556 in royalty revenues.

The Company received royalty revenues of $5,845,797 from its royalties at the Pipeline Mining Complex, $147,884 for the SJ Claims, $94,468 from the Leeville Project, $390,292 from its royalty at Bald Mountain and $5,115 from the Martha mine. For the six months ended December 31, 2001, the Company received royalty revenues of $5,721,013. This increase resulted from a higher royalty rate due to a higher gold price and the addition of the SJ Claims and Leeville Project royalties, offset by lower production at the Pipeline Mining Complex. The royalties from the SJ Claims and Leeville Project represent approximately one month's production. During December 2002, the Company acquired High Desert. See Note 2 -Acquisition of High Desert Mineral Resources, Inc.

Cost of operations increased compared to the six months ended December 31, 2001, primarily related to Nevada net proceeds tax expenditures associated with the increased royalty revenues from the Pipeline Mining Complex and Bald Mountain.

General and administrative expenses of $981,826 for the six months ended December 31, 2002, increased compared to $884,717 for the six months ended December 31, 2001, primarily because of increased costs associated with a substantial increase in number of shareholders, miscellaneous costs associated with the High Desert acquisition and higher bonus accruals.

Exploration and business development expenses decreased from $295,032 for the six months ended December 31, 2001, to $243,768 for the six months ended December 31, 2002, primarily due to a slight decrease in business development activity.

Depreciation and depletion increased from $1,121,760 for the six months ended December 31, 2001, to $1,148,946 for the six months ended December 31, 2002, primarily due to increased production at Bald Mountain and the recently acquired royalties, offset by lower production at the Pipeline Mining Complex, and lower depletion rates associated with GSR3 and NVR1.

The Company recorded a non-cash charge of $1,171,679 related to its equity investments in Yamana Resources for the six months ended December 31, 2001. The decline in value of these securities was deemed to be other-than-temporary and therefore the decline in value was recognized. Included in the charge for the six months ended December 31, 2001, was a previous unrealized loss of $553,472 recorded in Other Comprehensive Income. There was no comparable charge in the current period.

Interest and other income increased from $70,147 for the six months ended December 31, 2001, to $191,676 for the six months ended December 31, 2002, primarily due to an increase in investable funds offset by lower interest rates.

The deferred tax expense for the six months ended December 31, 2002, of $917,937 reflects the utilization of the deferred tax asset established at June 30, 2002.
16
Royal Gold, Inc. Part I - Financial Statements Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had current assets of $31,289,885 compared to current liabilities of $3,890,735 for a current ratio of 8 to 1. This compares to current assets of $9,646,268 and current liabilities of $1,122,809 at December 31, 2002, resulting in a current ratio of 9 to 1.

During the six months ended December 31 2002, liquidity needs were met from $6,483,556 in royalty revenues. The Company's available cash resources, and interest and other income of $191,676.

For fiscal 2003, based on information from the operator, the Company anticipates production of approximately 950,000 ounces of gold at the Pipeline Mining Complex. Production at the Pipeline Mining Complex was approximately 508,523 ounces of gold during the six months ended December 31, 2002.

In July 2002, the Company sold 500,000 shares of common stock, at a price of $13.75 per share, in a negotiated transaction resulting in gross proceeds of $6,875,000. In September 2002, the Company sold an additional 500,000 shares of common stock, at a price of $14.50 per share, in a negotiated transaction resulting in gross proceeds of $7,250,000.

During December 2002, the Company purchased High Desert. As consideration, the Company issued 1,412,229 common shares and $2,300,659 in cash. High Desert had cash of $853,480. See Note 2 -Acquisition of High Desert Mineral Resources, Inc.

In a separate agreement, Royal Gold agreed to repay a $2.9 million loan made to High Desert. In lieu of repaying the debt in cash, Royal Gold has agreed to convey to the note holder 10% of each producing royalty owned by High Desert at the time of the acquisition.

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

Current financial resources and funds generated from operations should be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures. The Company's current financial resources are available for royalty acquisitions, and to fund dividends. In the event of a substantial acquisition, the Company could seek additional debt or equity financing.

17
Royal Gold, Inc. Part II - Other Information Item 6 - Exhibits and Reports on Form 8-K

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

Form 8-K filed November 8, 2002

Form 8-K filed December 7, 2002

Form 8-K/A filed February 6, 2003
18
Royal Gold, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: February 14, 2002	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and Director

Date: February 14, 2002	By:	/s/ John Skadow
John Skadow Treasurer and Controller
19
Royal Gold, Inc. Section 302 Certification Certification of the Chairman, Chief Executive Officer and President

I, Stanley Dempsey, Chairman, Chief Executive Officer and President of Royal Gold, Inc. (the "Company"), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the six month period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"); and

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
20
Royal Gold, Inc. Section 302 Certification Certification of the Chairman, Chief Executive Officer and President Continued

(6)

I, together with the other certifying officer, have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

February 14, 2003

/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and President
21
Royal Gold, Inc. Section 302 Certification Certification of the Treasurer and Controller (Chief Accounting Officer)

I, John Skadow, Treasurer and Controller (Chief Accounting Officer) of Royal Gold, Inc. (the "Company"), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the six month period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"); and

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
22
Royal Gold, Inc. Section 302 Certification Certification of the Treasurer and Controller (Chief Accounting Officer) Continued

(6)

I, together with the other certifying officer, have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

February 14, 2003

/s/ John Skadow
John Skadow Treasurer and Controller (Chief Accounting Officer)
23