Form 10-Q
period 2003-03-31
ROYAL GOLD INC
filed 2003-05-13
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at May 1, 2003

$0.01 Par Value	20,541,641 Shares
SIGNATURES	23

SECTION 302 CERTIFICATION	24

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

2
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Balance Sheets (Unaudited)

ASSETS

	March 31,	June 30,
	2003	2002
Current assets
Cash and equivalents	$29,104,679	$11,104,140
Royalty receivables	4,969,724	3,022,214
Prepaid expenses and other	157,595	165,238

Total current assets	34,231,998	14,291,592

Property and equipment, at cost, net	36,167,428	7,518,205

Available for sale securities	437,474	583,771
Deferred tax asset	4,879,928	6,849,687
Other assets	138,034	346,825

Total assets	$75,854,862	$29,590,080
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements 3
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Balance Sheets Continued (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	June 30,
	2003	2002
Current liabilities
Accounts payable	$1,712,558	$698,136
Dividend payable	-	1,354,022
Accrued compensation	100,000	150,000
Other	228,156	99,667

Total current liabilities	2,040,714	2,301,825

Other liabilities	114,646	120,525

Commitments and contingencies (note 6)

Stockholders' equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 20,770,865 and 18,279,840 shares, respectively	207,709	182,798

Additional paid-in capital	99,928,892	57,389,220

Accumulated other comprehensive income	44,854	184,981

Accumulated deficit	(25,385,081)	(29,492,397)
	74,796,374	28,264,602
Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders' equity	73,699,502	27,167,730

Total liabilities and stockholders' equity	$75,854,862	$29,590,080
	===========	===========
The accompanying notes are an integral part of these consolidated financial statements 4
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2003	2002
Royalty revenues	$5,587,567	$3,140,760

Costs and expenses
Costs of operations	481,983	262,566
General and administrative	476,404	498,548
Exploration and business development	326,373	189,992
Depreciation and depletion	776,036	569,043
Total costs and expenses	2,060,796	1,520,149

Operating income	3,526,771	1,620,611

Interest and other income	98,750	30,622
Interest and other expense	28,601	31,064

Income before income taxes	3,596,920	1,620,169

Current tax expense	71,939	32,403
Deferred tax expense	1,051,822	-

Net earnings	$2,473,159	$1,587,766
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	(117,307)	114,298
Comprehensive income	$2,355,852	$1,702,064
	===========	===========
Basic earnings per share	$0.12	$0.09
	===========	===========
Basic weighted average shares outstanding	20,537,681	17,922,617

Diluted earnings per share	$0.12	$0.09
	===========	===========
Diluted weighted average shares outstanding	21,091,023	18,172,621
The accompanying notes are an integral part of these consolidated financial statements 5
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2003	2002
Royalty revenues	$12,083,123	$8,861,773

Costs and expenses
Costs of operations	1,064,096	724,013
General and administrative	1,470,231	1,383,265
Exploration and business development	570,140	485,023
Depreciation and depletion	1,924,983	1,690,804
Total costs and expenses	5,029,450	4,283,105

Operating income	7,053,673	4,578,668

Interest and other income	290,426	100,769
Loss on marketable securities	-	(1,171,679)
Interest and other expense	98,418	93,608
Income before income taxes	7,245,681	3,414,150

Current tax expense	144,914	68,283
Deferred tax expense	1,969,759	-

Net earnings	$5,131,008	$3,345,867
	===========	===========
Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	(140,127)	114,298
Realized change in market value of available for sale securities	-	553,472
Comprehensive income	$4,990,881	$4,013,637
	===========	===========
Basic earnings per share	$0.26	$0.19
	===========	===========
Basic weighted average shares outstanding	19,532,262	17,901,294

Diluted earnings per share	$0.26	$0.19
	===========	===========
Diluted weighted average shares outstanding	20,048,206	18,057,655
The accompanying notes are an integral part of these consolidated financial statements 6
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2003	2002
Cash flows from operating activities

Net income	$5,131,008	$3,345,867
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and depletion	1,924,983	1,690,804
Loss on marketable securities	-	1,171,679
Deferred tax expense	1,969,759	-
Other	215,147	96,408

(Increase) decrease in:
Royalty receivables	(1,748,897)	(1,654,337)
Other current assets	7,643	70,444

Increase (decrease) in:
Accounts payable and accrued liabilities	611,525	265,918
Other liabilities	(5,879)	(4,931)

Total adjustments	2,974,281	1,635,985
Net cash provided by operating activities	8,105,289	4,981,852
The accompanying notes are an integral part of these consolidated financial statements 7
Royal Gold, Inc. Part I - Financial Statements Item 1 - Consolidated Statements of Cash Flows (Unaudited) Continued

	For The Nine Months Ended
	March 31,	March 31,
	2003	2002
Cash flows from investing activities
Acquisition, net of cash acquired of $853,480	$(1,597,159)	$-
Capital expenditures for property and equipment	(7,004)	(24,606)
Proceeds from marketable securities	-	19

Net cash used in investing activities	(1,604,163)	(24,587)

Cash flows from financing activities:
Dividends	(2,377,714)	(894,490)
Payment of notes payable	(647,649)	-
Proceeds from issuance of common stock	14,524,776	7

Net cash provided by (used in) financing activities	11,499,413	(894,483)

Net increase in cash and equivalents	18,000,539	4,062,782

Cash and equivalents at beginning of period	11,104,140	4,578,278

Cash and equivalents at end of period	$29,104,679	$8,641,060
	===========	===========
Non-cash Activity

During the period the Company acquired High Desert Mineral Resources, Inc. See Note 2 - Acquisition of High Desert Mineral Resources, Inc.
The accompanying notes are an integral part of these consolidated financial statements 8
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements (Unaudited)

Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Royal Gold, Inc. and its consolidated subsidiaries. We believe that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to the Company's Annual Report on Form 10-K for the period ended June 30, 2002.

1.	GENERAL

The unaudited financial statements as of March 31, 2003, and for the three and nine months ended March 31, 2003 and 2002, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

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

The Company seeks to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. The Company also explores and develops properties thought to contain precious metals and seeks to obtain royalties and other carried ownership interests in such properties from other mining companies. Substantially all of the Company's revenues are and can be expected to be derived from royalty interests, rather than from mining operations conducted by the Company.

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

9
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

At the time of acquisition, High Desert had $130,306 of working capital and $2,900,000 in notes payable. The Company has accrued $500,000 for costs related to this acquisition. The primary assets of High Desert were two producing royalties. One is a 2% carried working interest, equal to a 2% net smelter returns royalty, in the Newmont HD Venture Property (Leeville Project, which includes a portion of the Carlin East mine), operated by Newmont Mining Corporation. The other is a 1% net smelter returns royalty on the SJ Claims, which covers a large part of the Betze-Post mine operated by Barrick Gold Corporation. The Company has allocated the purchase price of $30.7 million and the assumption of the $2.9 million note payable, to the fair market values of other assets and liabilities acquired, including $30.6 million to the two royalties. The results of High Desert has been consolidated in the interim information from December 6, 2002. This allocation is subject to final determination based on the completion of the Company's post-acquisition due diligence, which is expected to be completed by June 30, 2003.

High Desert also has a portfolio of gold exploration properties in Nevada, and royalties on non-producing gold properties located in Nevada.

In a separate agreement, Royal Gold agreed to repay the $2.9 million note payable. In lieu of repaying the debt in cash, Royal Gold has conveyed to the note holder 10% of the SJ Claims royalty and 10% of the Leeville Project royalty, owned by High Desert at the time of the acquisition. As a result, the Company's remaining interest in the SJ Claims and Leeville Project royalties is 0.9% and 1.8%, respectively.

The following data reflects the pro forma results of operations had the acquisition of High Desert occurred at the beginning of each period presented. These pro forma results are not representative of results that would have occurred nor indicative of future results.

PRO FORMA FINANCIAL DATA

	For the Nine Months Ended
	March 31,	March 31,
	2003	2002
Revenues	$13,058,094	$10,312,020
Earnings	$4,979,477	$2,550,019
EPS	$0.24	$0.13

	For the Three Months Ended
	March 31,	March 31,
	2003	2002
Revenues	$5,587,567	$3,575,006
Earnings	$2,473,159	$1,598,046
EPS	$0.12	$0.08
10
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

3.	PROPERTY AND EQUIPMENT

The carrying value of the Company's royalty interests in mineral properties and equipment consists of the following components at March 31, 2003:
As of March 31, 2003	Gross	Accumulated Depreciation & Depletion	Net
Royalties
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	3,849,102	4,255,918
NVR1	2,135,107	852,318	1,282,789
Bald Mountain	1,978,547	1,709,758	268,789
SJ Claims	17,154,112	323,948	16,830,164
Leeville Project	12,090,047	-	12,090,047
Carlin East Mine	1,323,043	206,551	1,116,492
Mule Canyon	180,714	-	180,714
Martha Mine	172,810	96,889	75,921
Total royalties	43,139,400	7,038,566	36,100,834
Office furniture, equipment and improvements	876,201	809,607	66,594
	$44,015,601	$7,848,173	$36,167,428
	===========	===========	===========

Presented below is a description of each of the Company's significant royalty interests in mineral properties.

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

11
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

SJ Claims

The Company owns a 0.9% NSR on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by Barrick Gold Corporation at its Goldstrike property.

Leeville Project

The Company owns a 1.8% interest (which calculates as a 1.8% NSR royalty for gold and silver) which covers a portion of the Leeville Project, in Eureka County, Nevada. The Leeville Project is an underground mine currently under development by Newmont Mining Corporation.

Carlin East Mine

The Company owns a 1.8% interest (which calculates as a 1.8% NSR royalty for gold and silver) on a portion of the Carlin East mine (which underlies a portion of the Leeville Project royalty land), in Eureka County, Nevada. Carlin East is an underground mine currently under production by Newmont Mining Corporation.

Mule Canyon

The Company owns a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Mining Corporation.

Martha Mine

The Company owns a 2% NSR royalty on the Martha mine located in Argentina and operated by Coeur d'Alene Mines Corporation.

4.	AVAILABLE FOR SALE SECURITIES

The Company holds equity positions in a number of mining and exploration companies. The Company had an unrealized gain of $44,854 in these securities as of March 31, 2003. The Company recorded an unrealized loss of $140,127 in these securities for the nine months ended March 31, 2003. The Company recorded an unrealized gain of $114,298 on these securities for the nine months ended March 31, 2002.

5.	EARNINGS PER SHARE ("EPS") COMPUTATION

For The Nine Months Ended March 31, 2003

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$5,131,008	19,532,262	$0.26
Effect of dilutive securities		515,944
Diluted EPS	$5,131,008	20,048,206	$0.26
	===========	===========	===========
12
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

At March 31, 2003, 35,000 options to purchase shares of common stock, at an average purchase price of $19.97 per share, were not included in the computation of diluted EPS, because the exercise price of these options was greater than the average market price of the common shares.

For The Nine Months Ended March 31, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$3,345,867	17,901,294	$0.19
Effect of dilutive securities		156,361
Diluted EPS	$3,345,867	18,057,655	$0.19
	===========	===========	===========

At March 31, 2002, 60,000 options to purchase shares of common stock, at an average purchase price of $12.73 per share, were not included in the computation of diluted EPS, because the exercise price of these options was greater than the average market price of the common shares.

For The Three Months Ended March 31, 2003

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$2,473,159	20,537,681	$0.12
Effect of dilutive securities		553,342
Diluted EPS	$2,473,159	21,091,023	$0.12
	===========	===========	===========

For The Three Months Ended March 31, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,587,766	17,922,617	$0.09
Effect of dilutive securities		250,004
Diluted EPS	$1,587,766	18,172,621	$0.09
	===========	===========	===========

At March 31, 2002, 60,000 options to purchase shares of common stock, at an average price of $12.73 per share, were not included in the computation of diluted EPS, because the exercise price of the options was greater than the average market price of these common shares.

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

After extensive negotiations, on September 23, 2002, the Company, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States intending to settle their liability for the United States' past and future clean-up costs incurred at the Site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, the Company's share of the $25.3 million settlement amount was $107,858, which the Company has deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds will be paid to the United States on May 9, 2003. The United States may only pursue the Company for additional clean-up costs if the United States' total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million. The Company believes this to be a remote possibility; therefore, it considers its potential liability to the United States to be resolved.

The Partial Consent Decree does not resolve the Company's potential liability to the State of California ("State") for its response costs or for natural resource damages arising from the Site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified the Company and the rest of the PRP group that participated in the settlement with the United States that the State would be seeking response costs from them. That State allegedly incurred $2,904,000 in clean-up costs through June 30, 2002, and expects to incur future clean-up costs of $9,656,431. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, the Company will be liable for 0.438% of any settlement amount. However, the Company expects that its share of liability will be completely covered by a $15,000,000, zero-deductible insurance policy that the PRP group purchased specifically to protect itself from claims such as that brought by the State.

7.	STOCKHOLDERS' EQUITY

In July 2002, the Company sold 500,000 shares of common stock, at a price of $13.75 per share, in a negotiated transaction resulting in gross proceeds of $6,875,000. In September 2002, the Company sold an additional 500,000 shares of common stock, at a price of $14.50 per share, in a negotiated transaction resulting in gross proceeds of $7,250,000.

On December 7, 2002, the Company issued 1,412,229 shares of common stock as part of the purchase of 93.5% of the common shares of High Desert, at a value of $19.855 per share. See Note 2 - Acquisition of High Desert Mineral Resources, Inc.

During the nine months ended March 31, 2003, options to purchase 75,804 shares were exercised.
14
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

The Company measures compensation cost as prescribed by APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. No compensation cost related to the granting of stock options has been recognized in the financial statements as the exercise price of all option grants was equal to the market price of the Company's Common Stock at the date of grant. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and per share amounts would have been recorded.

	For The Three Months Ended		For the Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net income, as reported	$2,473,159	$1,587,766	$5,131,008	$3,345,867

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	22,460	(10,117)	(228,182)	(69,471)

Pro forma net income	$2,450,699	$1,577,649	$4,902,826	$3,276,396
	========	=========	========	========
Earnings per share:
Basic, as reported	$0.12	$0.09	$0.26	$0.19
	========	=========	========	========
Basic, pro forma	$0.12	$0.09	$0.25	$0.18
	========	=========	========	========
Diluted, as reported	$0.12	$0.09	$0.26	$0.19
	========	=========	========	========
Diluted, pro forma	$0.12	$0.09	$0.24	$0.18
	========	=========	========	========

8.		RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002. As of March 31, 2003, the Company has no interests in any such entities. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

15
Royal Gold, Inc. Part I - Financial Statements Item 1 - Notes to Consolidated Financial Statements

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose the information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAB 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation" to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 "Interim Financial Reporting," to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002.

9.	SUBSEQUENT EVENT

In April of 2003, the Company sold approximately 325 acres of land, contained within 42 patented mining claims, in Ouray County, Colorado, for proceeds of $320,000. The Company will realize a gain, net of selling costs, of approximately $160,000 during the fourth quarter of fiscal 2003 related to the sale.

16
Royal Gold, Inc. Part I - Financial Statements Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

RESULTS OF OPERATIONS

Quarter Ended March 31, 2003, Compared with Quarter Ended March 31, 2002

For the quarter ended March 31, 2003, the Company recorded net earnings of $2,473,159, or $0.12 per basic share, as compared to net earnings of $1,587,766, or $0.09 per basic share, for the quarter ended March 31, 2002. Net earnings for the current quarter reflect $5,587,567 in royalty revenues.

The Company received royalty revenues of $4,933,825 from its royalties at the Pipeline Mining Complex, $284,361 from the SJ Claims, $183,520 from the Leeville Project royalties, $149,252 from Bald Mountain and $33,000 from the Martha mine. For the quarter ended March 31, 2002, the Company received total royalty revenues of $3,140,760. This increase resulted from a higher sliding-scale royalty rate of 3.4%, due to an average gold price above $350 per ounce for the period, from the Pipeline Mining Complex and the addition of revenues from the recently acquired SJ Claims and Leeville Project royalties. The royalties from the SJ Claims and Leeville Project represent a full quarter of production.

Cost of operations increased compared to the quarter ended March 31, 2002, primarily related to Nevada net proceeds tax expenditures associated with the increased royalty revenues and due to losses associated with the mark-to-market of put option contracts. Costs of operations associated with a full quarter of activity at the acquired SJ Claims and Leeville Project royalties also contributed to the increase.

General and administrative expenses of $476,404 for the quarter ended March 31, 2003, were consistent with the quarter ended March 31, 2002.

Exploration and business development expenses increased from $189,992 for the quarter ended March 31, 2002, to $326,373 for the quarter ended March 31, 2003, primarily due to the additional exploration and lease maintenance costs associated with a full quarter of activity at the acquired SJ Claims and Leeville Propertie royalties.

Depreciation and depletion increased from $569,043 for the quarter ended March 31, 2002, to $776,036 for the quarter ended March 31, 2003, primarily due to additional depletion related to the addition of the SJ Claims and Leeville Project royalties.

Interest and other income increased from $30,622 for the quarter ended March 31, 2002 to $98,750 for the quarter ended March 31, 2003, primarily due to increase funds available for investing offset by lower interest rates.

The deferred tax expense for the quarter ended March 31, 2003, of $1,051,822 reflects the utilization of the deferred tax asset established at June 30, 2002.
17
Royal Gold, Inc. Part I - Financial Statements Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Nine Months Ended March 31, 2003, Compared with Nine Months Ended March 31, 2002

For the nine months ended March 31, 2003, the Company recorded net earnings of $5,131,008, or $0.26 per basic share, as compared to net earnings of $3,345,867, or $0.19 per basic share, for the nine months ended March 31, 2002. Net earnings for the nine months ended March 31, 2003, reflect $12,083,123 in royalty revenues.

The Company received royalty revenues of $10,779,621 from its royalties at the Pipeline Mining Complex, $432,245 for the SJ Claims, $277,988 from the Leeville Project royalties, $539,544 from Bald Mountain and $38,115 from the Martha mine. For the nine months ended March 31, 2002, the Company received total royalty revenues of $8,861,773. This increase resulted from a higher sliding-scale royalty rate from the Pipeline Mining Complex due to a higher gold price and the addition of revenues from the acquired SJ Claims and Leeville Project royalties. The royalties from the SJ Claims and Leeville Project represent approximately four month's production.

Cost of operations increased compared to the nine months ended March 31, 2002, primarily related to Nevada net proceeds tax expenditures associated with the increased royalty revenues and due to losses associated with the mark-to-market of put option contracts during the period. Costs of operations associated with a full quarter of activity from the acquired SJ Claims and Leeville Project royalties also contributed to the increase.

General and administrative expenses of $1,470,231for the nine months ended March 31, 2003, increased compared to $1,383,265 for the nine months ended March 31, 2002, primarily because of increased costs associated with a substantial increase in number of shareholders, and miscellaneous costs associated with the High Desert acquisition.

Exploration and business development expenses increased from $485,023 for the nine months ended March 31, 2002, to $570,140 for the nine months ended March 31, 2003, primarily due to additional exploration and lease maintenance costs associated with a full quarter of activity at the acquired SJ Claims and Leeville Project royalties.

Depreciation and depletion increased from $1,690,804 for the nine months ended March 31, 2002, to $1,924,983 for the nine months ended March 31, 2003, primarily due to increased production at Bald Mountain and the recently acquired SJ Claims and Leeville Project royalties, offset by lower production at the Pipeline Mining Complex, and lower depletion rates associated with GSR3 and NVR1.

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

Interest and other income increased from $100,769 for the nine months ended March 31, 2002, to $290,426 for the nine months ended March 31, 2003, primarily due to an increase in investable funds offset by lower interest rates.

18
Royal Gold, Inc. Part I - Financial Statements Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The deferred tax expense for the nine months ended March 31, 2003, of $1,969,759 reflects the utilization of the deferred tax asset established at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had current assets of $34,231,998 compared to current liabilities of $2,040,714 for a current ratio of 17 to 1. This compares to current assets of $14,291,592 and current liabilities of $2,301,825 at March 31, 2002, resulting in a current ratio of 6 to 1.

During the nine months ended March 31, 2003, liquidity needs were met from $12,083,123 in royalty revenues, $14,125,000 from the common stock issuances discussed below, the Company's available cash resources, and interest and other income of $290,426.

For fiscal 2003, based on recently obtained information from the operator, the Company anticipates production of approximately 1.1 million ounces of gold at the Pipeline Mining Complex. Production at the Pipeline Mining Complex was approximately 835,000 ounces of gold during the nine months ended March 31, 2003.

In July 2002, the Company sold 500,000 shares of common stock, at a price of $13.75 per share, in a negotiated transaction resulting in gross proceeds of $6,875,000. In September 2002, the Company sold an additional 500,000 shares of common stock, at a price of $14.50 per share, in a negotiated transaction resulting in gross proceeds of $7,250,000.

During December 2002, the Company purchased High Desert. As consideration, the Company issued 1,412,229 common shares and $2,151,530 in cash. High Desert had cash of $853,480. See Note 2 -Acquisition of High Desert Mineral Resources, Inc.

In a separate agreement, Royal Gold agreed to repay a $2.9 million loan made to High Desert. In lieu of repaying the debt in cash, Royal Gold has conveyed to the note holder 10% of each producing royalty owned by High Desert at the time of the acquisition. As a result, the Company's remaining interest in the SJ Claims and Leeville Project royalties is 0.9% and 1.8%, respectively.

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

Current financial resources and funds generated from operations should be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. The Company's current financial resources are available for royalty acquisitions, and to fund dividends. In the event of a substantial acquisition, the Company could seek additional debt or equity financing.

19
Royal Gold, Inc. Part I - Financial Statements Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002. As of March 31, 2003, the Company has no interests in any such entities. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose the information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAB 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation" to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 "Interim Financial Reporting," to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002.

20
Royal Gold, Inc. Part II - Other Information

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $253 per ounce and $382 per ounce.

During the three-month period ended March 31, 2003, the Company reported royalty revenues of $5,587,567, with an average gold price for the period of $352 per ounce. The Company's GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of the Company's revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in the Company's Annual Report on Form 10-K. For the March 31, 2003 quarter, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), the Company would have recorded an increase in revenues or decrease in revenues of approximately $750,000 or $735,000, respectively. Due to the set price steps in GSR1, the reader cannot extrapolate these effects on a linear basis.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, Chief Financial Officer and other executive officers have evaluated the Company's disclosure controls and procedures (as defined by the rules and regulations of the Securities Exchange Commission) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Controls

The Company also maintains a system of internal controls. The term "Internal Controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date the Company carried out its evaluation.

21
Royal Gold, Inc. Part II - Other Information

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

(99.1)

Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(99.2)

Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

	(b)	Reports on Form 8-K

Form 8-K filed March 5, 2003

Form 8-K filed May 8, 2003

22
Royal Gold, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: May 13, 2003	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and President

Date: May 13, 2003	By:	/s/ John Skadow
John Skadow Treasurer
23
Royal Gold, Inc. Section 302 Certification Certification of the Chairman, Chief Executive Officer and President

I, Stanley Dempsey, Chairman, Chief Executive Officer and President of Royal Gold, Inc. (the "Company"), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the nine month period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"); and

(2)

Based on my knowledge, the Report does not contain any untrue statement of a material fact nor omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3)

Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report.

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

	(iii)	Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	I, together with the other certifying officer, have disclosed based on our most recent evaluation to the Company's auditors and Audit Committee of the board of directors:

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

May 13, 2003

/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer and President
24
Royal Gold, Inc. Section 302 Certification Certification of the Treasurer (Chief Accounting Officer)

I, John Skadow, Treasurer (Chief Accounting Officer) of Royal Gold, Inc. (the "Company"), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the nine month period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"); and

(2)

Based on my knowledge, the Report does not contain any untrue statement of a material fact nor omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3)

Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report.

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

	(iii)	Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	I, together with the other certifying officer, have disclosed based on our most recent evaluation to the Company's auditors and Audit Committee of the board of directors:

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

May 13, 2003

/s/ John Skadow
John Skadow Treasurer (Chief Accounting Officer)
25