Form 10-K
period 2003-06-30
ROYAL GOLD INC
filed 2003-08-29
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003

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

As of August 15, 2003, the average bid and asked price of the Royal Gold's stock was $23.68 per share and the aggregate market value of voting stock held by non-affiliates was $397.9 million. For purposes of calculating this aggregate market value, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of the Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. As of August 15, 2003, there were 20,655,690 shares of Common Stock, $0.01par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 11, 2003, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

Total Number of Pages: 62 Exhibit Index - Page 52

INDEX
PAGE
PART I.
Items	1. & 2.	Business and Properties	3
Item	3.	Legal Proceedings	18
Item	4.	Submission of Matters to a Vote of Security Holders	18

PART II.
Item	5.	Market for Registrant's Common Equity and Related Stockholder Matters	19
Item	6.	Selected Financial Data	20
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item	7A.	Quantitative and Qualitative Disclosure About Market Risk	25
Item	8.	Financial Statements and Supplementary Data	26
Item	9A.	Controls and Procedures	49

PART III.
Item	10.	Directors and Executive Officers of the Registrant	50
Item	11.	Executive Compensation	51
Item	12.	Security Ownership of Certain Beneficial Owners and Management	51
Item	13.	Certain Relationships and Related Transactions	51

PART IV.
Item	14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	52

SIGNATURES	55

EXHIBITS
Exhibit	21.	Royal Gold and Its Subsidiaries	56
Exhibit	23.	Consent of Independent Accountants	57
Exhibit	31(a).	Certification of the Chairman and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002	58
Exhibit	31(b).	Certification of the Vice President and Chief Financial Officer (Chief Accounting Officer) required by Section 302 of the Sarbanes- Oxley Act of 2002	60
Exhibit	32.	Written Statement of Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer (Chief Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	62

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected cash flows, reserves, mineralization, planned levels of expenditures, settlement of the Casmalia matter, the need for additional funding, and our belief that further growth will more likely occur as a result of acquisitions, rather than from exploration. Factors that could cause actual results to differ materially from the projections incorporated herein include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the magnitude of our liability, if any to the State of California in connection with the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

2
PART I. Items 1 & 2.	BUSINESS AND PROPERTIES
GENERAL

Royal Gold, Inc., together with its subsidiaries, is engaged in the acquisition and management of precious metals royalties.

Royal Gold seeks to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and can be expected to be derived from royalty interests, rather than from mining operations we conduct. During the 2003 fiscal year, we focused on the acquisition of royalty interests, rather than the creation of royalty interests through exploration. We expect that this emphasis on acquisition and royalty financing, rather than exploration, will continue in the future.

Our principal mineral property interests are two sliding-scale gross smelter returns, or GSR, royalty interests, one fixed GSR royalty interest and one net value royalty interest relating to a mining complex known as the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits, operated by the Cortez Joint Venture. The description of our royalty interests is included in the description of each property below.

In December 2002, we acquired High Desert Mineral Resources, Inc. Its primary assets were royalties associated with two producing properties in Nevada. One is a 1.8% carried working interest, equal to a 1.8% net smelter returns, or NSR, royalty, in the Leeville Project, which includes a portion of the Carlin East mine, operated by Newmont Mining Corporation. The other is a 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post mine operated by Barrick Gold Corporation. We also obtained, as a result of the acquisition, a portfolio of gold exploration properties in Nevada, and royalties on non-producing gold properties located in Nevada. The results of this acquisition have been reflected in our consolidated financial statements from December 6, 2002.

Our other producing royalty interests include a 1.75 % NSR royalty interest covering a portion of the Bald Mountain mine, operated by Placer Dome U.S. Inc., and a 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha mine, which is operated by Coeur d'Alene Mines Corporation.

In addition, we own interests in the following exploration stage properties:

--	A 5% NSR royalty interest on a portion of the Mule Canyon mine, located in Lander County, Nevada.

--	A 14% net profits interest royalty on the Buckhorn South project, located in Eureka County, Nevada.

--	A 1% NSR royalty interest on the Long Valley gold project, located in eastern California.

--	A 1% carried working interest, equal to a 1% NSR royalty, on possible production of precious metals on an exploration property in Russia.

--

A 2% NSR royalty on a number of exploration properties in Santa Cruz Province, Argentina, currently under evaluation by a joint venture, which includes Yamana Gold, Inc., Compania de Minas Buenaventura S.A.A. and Mauricio Hochschild S.A.C.

3
--	Royalty interests on five non-operating exploration projects in Nevada.

--	A 25% equity interest in a gold exploration project on the Greek island of Milos.

During the past fiscal year we evaluated opportunities in the United States, Canada, Europe, South America, Asia, Africa and Australia.

We derive most of our revenue from royalties from the Pipeline Mining Complex. In fiscal 2003, we generated royalty revenues of $13.9 million from the Pipeline Mining Complex, representing 88% of our total revenues. In addition, we generated royalty revenue of $0.4 million from the Leeville Project, $0.7 million from the SJ Claims, $0.7 million from the Bald Mountain mine, and $50,000 from the Martha mine.

Royal Gold also provides, through two wholly-owned subsidiaries, Denver Mining Finance Company and Environmental Strategies, Inc., financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 2003, 2002 and 2001, income generated from consulting services was not material.

We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202, (303) 573-1660, and we maintain a web site at www.royalgold.com.

Developments During Fiscal 2003

The significant developments during fiscal 2003 were:

(1)	We recorded increased royalty revenues of $15.8 million, compared with $12.3 million during fiscal 2002.

(2)

We declared an increase in our annual dividend to $0.10 per share, which was paid in semi-annual installments on January 17, 2003 and July 18, 2003. This represents a 33% increase compared with the dividend paid during fiscal 2002.

(3)	We acquired High Desert with its royalty interests in the Leeville Project and SJ Claims.

(4)	We raised $6.9 million in July 2002, from the sale of 500,000 common shares and $7.3 million in September 2002, from the sale of an additional 500,000 common shares.

PROPERTIES

Recent activities at each of the significant properties in which we have a royalty interest are described in the following pages. Please also see the footnotes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on property histories.

We do not operate the properties in which we have royalty interests. In most instances, operators of the various properties provide estimates of mineral reserves. There is more information available to the public on the properties in which we have royalties, including reports filed by Newmont, Placer Dome and Barrick with the Securities and Exchange Commission. For risks associated with reserve estimates, please see "Rick Factors - Estimates of reserves and mineralization by the operators of mines in which we have royalty interests may be incorrect" below.

4
Pipeline Mining Complex

The Pipeline Mining Complex is a large open pit, mill and heap leach operation located 60 miles southwest of Elko, Nevada, in Lander County. Access to the complex is achievable by federal highway, and state and county roads, all of which are paved.

The Pipeline Mining Complex includes both the Pipeline and the South Pipeline deposits and is operated by the Cortez Joint Venture, which is a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome, Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto. Under our royalty agreement with Cortez, Royal Gold is entitled to receive all material information about exploration, planning, budgeting, development, mining and production for the Pipeline Mining Complex.

The royalty interests Royal Gold holds at the Pipeline Mining Complex include:

(a)

Reserve Claims ("GSR1"). This is a sliding-scale gross smelter returns or GSR royalty for all gold produced from the "Reserve Claims," which includes 52 claims that encompass all of the proven and probable reserves in the Pipeline and South Pipeline deposits as of April 1, 1999. As defined in our royalty agreement with Cortez, our gross smelter returns royalty means the revenues attributed to products mined and removed, with no deduction for any costs paid by or charged to Cortez, except for deductions of Mining Law Reform Costs, as defined in footnote (1) below. The revenues attributed to Cortez are determined on a deemed market value basis, being the gross value of the products determined as the total quantity of products outturned to Cortez's account at the refiner and in the case of such products delivered to any customer, for any calendar quarter multiplied by (1) for gold, the average daily P.M. price fixing for gold by the London Bullion Association as reported in the Wall Street Journal, or any other agreed upon successor publication for the applicable calendar quarter, (2) for silver, the daily price fixing for silver by the London Bullion Association as reported in the Wall Street Journal, or any other agreed upon successor publication for the applicable calendar quarter and (3) for all other products, the deemed price shall be the net smelter returns. The GSR royalty rate on the Reserve Claims is tied to the gold price, without indexing for inflation or deflation as shown below.

(b)

GAS Claims ("GSR2"). This is a sliding-scale GSR royalty for all gold produced from the 288 claims outside of the Reserve Claims. The GAS Claims include 310 lode mining claims, but production from 22 of the GAS Claims that encompass the South Pipeline reserve as of April 1, 1999, are subject to the Reserve Claims GSR royalty. At present, apart from the Reserve Claims, there are only minimal ore reserves on the GAS Claims, although the GAS Claims do host gold mineralization. The GSR royalty rate on the GAS Claims is tied to the gold price, without indexing for inflation or deflation, as shown below.

(c)

Reserve and GAS Claims Fixed Royalty ("GSR3"). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% for the life of the mine and covers the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2.

(d)

Net Value Royalty ("NVR1"). This is a fixed 0.37% net value royalty on production from the GAS Claims located on a portion of the Pipeline Mining Complex that excludes the Pipeline open pit. This NVR1 royalty is calculated by deducting processing-related costs, but not mining costs from the revenue received by the operator from the property covered by the royalty.

(e)	The Silver GSR. This is a 7% GSR royalty on all silver produced from any of the Reserve Claims or the GAS claims, commencing July 1, 1999.

______________________
(1)

Mining Law Reform Costs means all amounts paid by or charged to Cortez for any royalty, assessment, production tax or other levy imposed on and measured by production, to the extent that any such levy is hereafter imposed by the United States, in connection with reform of the Mining Law of 1872, or otherwise.

5
(f)

The Other Products NSR. This is a 3% net smelter returns, or NSR, royalty on all products, other than gold or silver, produced from any of the Reserve Claims or GAS claims, commencing July 1, 1999. This NSR is defined as the actual price received by Cortez for the sale of products other than gold and silver prior to delivery to any customer, refinery or upgrading facility and after deductions for any Mining Law Reform Costs (1), the costs of insuring, marketing, freight or transportation and, if applicable, refining and treatment costs, for such products. There is no current production attributed to this royalty interest.

______________________
(1)

Mining Law Reform Costs means all amounts paid by or charged to Cortez for any royalty, assessment, production tax or other levy imposed on and measured by production, to the extent that any such levy is hereafter imposed by the United States, in connection with reform of the Mining Law of 1872, or otherwise.

The following table shows the current sliding-scale GSR royalty rates under our royalty agreement with Cortez.

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

Under certain circumstances we would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.
6
Reserves

The following table shows the proven and probable reserves that have been reported by Cortez at the Pipeline Mining Complex covered by our royalties. Our royalties at the Pipeline Mining Complex cover some of the same reserves.

Pipeline Mining Complex Proven and Probable Reserves Subject to Our Royalties (1)(2)(3)(4) As of December 31, 2002

Royalty	Tons (millions)	Average Grade (oz Au/ton)	Contained Oz Au (5)
GSR 1 (6)	176.8	0.036	6,377,574
GSR 2 (7)	9.5	0.020	192,080
GSR 3 (8)	186.3	0.035	6,569,654
NVR 1 (9)	144.1	0.033	4,733,110

______________________
(1)	"Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

(2)

"Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.

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

(6)	GSR1 is a sliding-scale royalty that covers the Reserve Claims.

(7)	GSR2 is a sliding-scale royalty that covers an area outside of the Reserve Claims.

(8)	GSR3 is a 0.71% fixed rate royalty that covers the same area as GSR1 and GSR2.

(9)

NVR1 is a 0.37% net value royalty that covers production from the GAS Claims, which covers a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting processing-related costs but not mining costs from revenue received by the operator.

7
Other Mineralization

Set forth below is a table showing, in the aggregate, the additional mineralization that has been reported by Cortez at the Pipeline Mining Complex covered by our royalties. Our royalties at the Pipeline Mining Complex cover some of the same mineralization.

Pipeline Mining Complex Additional Mineralization Subject to Our Royalties (1)(2) As of December 31, 2002

Royalty		Tons (millions)	Average Grade (oz Au/ton)
GSR 1	(3)	45.5	0.028
GSR 2	(4)	89.6	0.034
GSR 3	(5)	135.1	0.032
NVR 1	(6)	112.5	0.033

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

(2)	The amounts shown are computed by Cortez and represent 100% of the deposits.

(3)	GSR1 is a sliding-scale royalty that covers the Reserve Claims.

(4)	GSR2 is a sliding-scale royalty that covers an area outside of the Reserve Claims.

(5)	GSR3 is a 0.71% fixed rate royalty that covers the same area as GSR1 and GSR2.

(6)

NVR1 is a 0.37% net value royalty that covers production from the GAS Claims, which covers a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting processing-related costs but not mining costs from the revenue received by the operator.

Pipeline Plan of Operations

Placer Dome has reported that the Cortez Joint Venture submitted an Amendment to the Pipeline Plan of Operations for the South Pipeline Project with the Battle Mountain, Nevada, field office of the Bureau of Land Management ("BLM") in September 1996. The Plan Amendment involves mining and processing of the South Pipeline deposit. According to Placer Dome, a Record of Decision and Plan of Operations Approval allowing surface disturbance in connection with the mining and processing of the South Pipeline deposit (the "permit") was issued by the BLM in June of 2000. In July of 2000, a Notice of Appeal and Petition for Stay Pending Appeal was filed with the Interior Board of Land Appeals ("IBLA") by Great Basin Mine Watch, the Western Shoshone Defense Project and the Mineral Policy Center. On January 9, 2001, the IBLA denied the petition for stay. A review of the merits of the appeal by the IBLA is pending. Placer Dome has reported that mining in accordance with the permit will continue pending a decision from the IBLA.

8
SJ Claims

We own a 0.9% NSR royalty on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by Barrick Gold Corporation, at its Goldstrike property. Year-round access to the Betze-Post Mine is available via paved, and improved but unpaved roads.

Barrick reported proven and probable reserve estimates for the SJ Claims at 9,763,593 contained ounces as of December 31, 1999. From January 1, 2000 through June 30, 2003, Barrick has produced an estimated 2,044,013 ounces of gold from the SJ Claims.

Leeville Project

We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. The Leeville Project is an underground mine currently under development by Newmont Mining Corporation. Year-round access to the Leeville Project is available via paved, and improved but unpaved roads. We derive current royalty revenue from the Leeville Project from underground operations on a portion of the Carlin East mine, which is operated by Newmont. Newmont has announced that it intends to initiate production at the Leeville site in late 2005 or early 2006.

As of December 31, 2002, Newmont estimated that at a $300 gold price, proven and probable reserves related to the Leeville royalty land at the Carlin East mine includes 0.6 million tons of ore, at an average grade of 0.453 ounces per ton, containing 292,486 ounces of gold. At the Leeville Project, proven and probable reserves include 5.4 million tons of ore, at an average grade of 0.498 ounces per ton, containing 2,672,754 ounces of gold. In addition, Newmont has reported additional mineralized material totaling 0.9 million tons, at an average grade of 0.484 ounces per ton, at the Leeville Project.

Bald Mountain Mine

We own a 1.75% NSR royalty on gold production on a portion of the Bald Mountain mine. The Bald Mountain mine is located in White Pine County, approximately 65 miles south of Elko, Nevada. Year-round access to Bald Mountain is available via paved, and improved but unpaved county roads. The Bald Mountain mine is an open pit, heap leach mine operated by Placer Dome U.S. Inc.

At December 31, 2002, Placer Dome informed us that the portion of the mine covered by our royalty interest contained proven and probable reserves of 9.2 million tons of ore, at an average grade of 0.039 ounces per ton, containing approximately 363,000 ounces of gold. These reserves are based on a gold price of $300 per ounce. In addition, Placer Dome has reported that the property covered by our royalty interest contains an additional 8.3 million tons of mineralized material, at an average grade of 0.047 ounces per ton of gold.

In July 2003, Placer Dome announced that it is proceeding with an expansion at the Bald Mountain mine that will extend the life of the mine through 2009. We are working with the operator to determine the effect of this expansion on future production from our royalty ground.

Martha Mine

We own a 2% NSR royalty on mineral production from certain properties in Santa Cruz Province, Argentina, including the Martha silver mine operated by Coeur d'Alene Mines Corporation. These properties are accessible via improved provincial highways, some of which are paved.

9

In April 2002, Yamana Resources sold its interest in the Martha mine and other exploration properties in the western part of the Province to Coeur. Coeur began mining and trucking ore to another of its properties in Chile for processing. In February 2003, Coeur announced that reserves at the Martha mine totaled 5.3 million equivalent silver ounces (gold or other precious metals are expressed in equivalent ounces of silver using a conversion ratio dependent on the prevailing prices of the respective commodities). Coeur reported that the Martha mine produced approximately 1.4 million silver equivalent ounces in 2002.

Argentine Royalties

Yamana Resources retained ownership of its properties located in the eastern part of the Santa Cruz Province, Argentina, which are not currently under production. We own a 2% NSR royalty on these properties. Yamana Resources has entered into a joint venture partnership with two significant South American mining companies, Compania de Minas Buenaventura S.A.A. and Mauricio Hochschild and Compania, S.A.C., to explore these properties. In July of 2003, Yamana Resources changed its name to Yamana Gold, Inc.

Mule Canyon Mine

The Mule Canyon mine is located in Lander County, Nevada, approximately 14 miles west of the town of Beowawe. We own a 5% NSR royalty interest on a portion of the Mule Canyon mine, operated by Newmont. The royalty property consists of three parcels of land covering 6,720 acres and does not host proven and probable reserves at current gold prices and, therefore, is not currently in production. No revenue has been received from this royalty.

Based upon updated production information obtained from the operator during the fourth quarter of fiscal 2003, we recorded an impairment charge of $165,654 during fiscal 2003 to write-off the remaining book value of our investment in Mule Canyon. We continue to own this royalty, but do not expect to receive royalty revenues from production at Mule Canyon at current gold prices.

Buckhorn South Project

The Buckhorn South project is located in Eureka County, Nevada, approximately 50 miles southwest of Elko, Nevada. The property consists of 265 unpatented mining claims. Year-round access to Buckhorn South is available via paved, and improved but unpaved county roads. Of the 265 claims that comprise Buckhorn South, we leased 131 claims and staked the balance of the project area. The leased claims are burdened by cumulative third party royalties equal to a 4% NSR royalty; the remaining claims are subject to another third party 1% NSR royalty.

We currently have a 14% net profits interest royalty on the leased claims. In 1998, we assigned our interest in the property to AngloGold North America (formerly Independence Mining Company, Inc.) in exchange for this 14% net profits royalty and AngloGold's assumption of all exploration costs and existing burdens. In 2002, AngloGold transferred its interest in the Buckhorn South project to the Cortez Joint Venture, subject to all existing burdens, including Royal Gold's 14% net profits interest royalty. The Cortez Joint Venture has performed minimal exploration work on the property.

Long Valley

We own a 1.0% NSR royalty on the Long Valley gold project in eastern California. The project is controlled and under evaluation by Vista Gold Corporation.
10
RG Russia

On June 20, 2003, through a newly formed wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, who holds an exploration license granted by the Russian government. If exploration is successful and a license to mine is secured, we will have a 1% NSR royalty. We must provide exploration funding totaling $1.3 million over a period not to exceed 24 months from the date of the agreement to vest in this royalty interest.

As of June 30, 2003, we have funded $411,500 of the committed $1.3 million. We have expensed the initial funding amount as a component of Exploration and Business Development in the accompanying financial statements. We expect to fund the balance of the commitment prior to June of 2005.

Milos Gold

We have earned a right to 25% of the shares of Geological Exploration and Development, S.A., or GED, (formerly Midas, S.A.), which holds the exploration and exploitation license for gold on the Greek island of Milos and three adjacent islands.

Based on the drilling at Milos, we estimate that the Milos gold project contains mineralization of approximately 10.9 million tons, at an average grade of 0.066 ounces per ton, using a 0.029 ounces per ton cut-off.

In August 2000, the Greek Ministry of Environment, Regional Planning and Public Works returned the environmental impact study, which had been submitted by Midas S.A., for the purpose of performing further exploration work on the island of Milos. The Ministry's letter stated the reason for such action was that "approval of the study in this phase would create unfavorable consequences for the environment in the area." GED is now managing the project and is protesting this decision of the Ministry.

At this time, we are not aware of when or if the Ministry's decision will be modified to allow further work on the project. All costs have been expensed as incurred.

Other Interests

We hold royalty interests on five non-operating, exploration projects in Nevada, acquired through the High Desert acquisition. These interests do not require expenditures by Royal Gold.

We also hold interests in seven exploration properties, as a result of the High Desert acquisition. Anticipated minimum holding costs for fiscal 2004 total about $67,000, plus approximately $200,000 in work requirements to maintain our interest in one of the properties. All costs associated with the exploration properties are expensed as incurred.

Other Foreign Activities

We own a 50% interest in Greek American Exploration Ltd., a Bulgarian private limited company that has agreements with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration on various licenses in Bulgaria.

Greek American Exploration joined with Phelps Dodge Exploration Corporation to form a Bulgarian company named Sofia Minerals Ltd. Sofia Minerals is held equally by Greek American Exploration and Phelps Dodge Exploration, and explores, evaluates and develops properties in Bulgaria. Sofia Minerals has three signed concession agreements with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research in Bulgaria on four licensed areas.

11
Sofia Minerals conducted exploration activities on these concessions in fiscal 2003. As of June 30, 2003, we have expensed all costs as incurred.

We also have a 67% interest in an entity that seeks to acquire existing gold royalties in Australia as well as to create royalty interests by investing in junior Australian resource companies with emerging or advanced exploration projects. The entity, Royal Australia Pty Ltd, is based in Perth, Western Australia. The remainder of the equity of this entity is held by affiliates of Eureka Capital Partner. Eureka is a merchant-banking firm that focuses on natural resource projects. To date, no royalties have been acquired by Royal Australia Pty Ltd.

Sales Contracts

We receive our royalties in cash except for the NVR1 royalty from the Pipeline Mining Complex, which we receive in gold. We sold 3,183 ounces of gold bullion in fiscal 2003, utilizing one metal trading company during the period, at an average realized price of $345 per ounce. We sold 2,543 ounces of gold bullion in fiscal 2002, utilizing one metal trading company during the period, at an average realized price of $293 per ounce. We maintain trading relationships with a number of metal trading companies. We held no gold in inventory as of June 30, 2003.

Competition

There is competition within the minerals industry to discover and acquire properties considered to have commercial potential. We compete with others in efforts to finance mineral exploration development properties for a royalty interest. We also compete with others in efforts to purchase precious metals royalty interests. In addition, we compete for the opportunity to participate in promising exploration projects with other entities. Many of our competitors have greater financial and other resources than we have. Our ability to compete successfully will depend on our ability to identify and acquire royalty interests.

Company Personnel

On August 15, 2003, we had eleven full-time and three part-time employees located in Denver, Colorado. In addition, we had two part-time employees located in Elko, Nevada. Our employees are not subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.

Consulting services, relating primarily to geologic and geophysical interpretations, and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of our business, are provided by independent contractors.

Regulation

The properties in which we hold royalties are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and taxation. United States and foreign environmental protection laws address the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes, among other things. There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which we may be associated can be obtained on a timely basis, or maintained as required by the operator of the project. The operators of the properties on which we hold royalty interests are also subject to these same laws and regulations. See Item 3: LEGAL PROCEEDINGS.

12
Available Information

Royal Gold maintains a web site at www.royalgold.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished to the Securities and Exchange Commission, are available through the Investor Relations section of our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish these reports with the Securities and Exchange Commission.

RISK FACTORS

We own passive interests in mining properties and it is difficult or impossible for us to ensure properties are operated in our best interest.

All of our current revenue is derived from royalties on properties. The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, we are not in control of basic decisions regarding development or operation of any of the properties in which we hold a royalty interest.

Our strategy of relying upon others to operate properties in which we own a royalty or other passive interest puts us generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, and temporary or permanent suspension of operations, among others. Although we attempt to secure contractual rights that will protect our interests, these rights may not be available or sufficient, and our efforts may not be successful in achieving timely or favorable results, or in affecting the operations of the properties in which we have royalty interests in ways that would be beneficial to our stockholders.

Decreases in prices of precious metals would reduce our royalty revenues.

The value of our royalty interests and exploration properties is directly related to the market price of precious metals. The market price of various precious metals fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by gold producers, global or regional political, economic or financial crises, and a number of other factors. If the market price of precious metals should drop, our royalty revenues would also drop as the price declines below different price points in our GSR1 royalty. Sustained low gold prices could also cause operators to cut back on production, to delay or halt exploration or development activities, which could reduce existing reserves. As a result, our royalty revenue could decline, and we may be required to write down significant assets.

The selection of a royalty investment or of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of a royalty interest we hold.

13

The volatility in the gold price is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold, based on the London PM fix.

Gold Price Per Ounce ($)
Year	High	Low
1996	$416	$368
1997	367	283
1998	313	273
1999	326	253
2000	312	263
2001	293	256
2002	349	278
January - June 2003	382	321

We are dependent upon a single property for most of our revenues.

At present, our principal assets are royalty interests at the Pipeline Mining Complex. In fiscal 2003, 88% of our revenues were derived from royalties from the Pipeline Mining Complex. We expect that revenue from our royalties on the Pipeline Mining Complex will continue to account for most of our revenues in the foreseeable future. Our success is therefore dependent on the extent to which the Pipeline Mining Complex continues to be successful, and on the extent to which we are able to acquire or create other royalty interests.

We have entered into derivative contracts that may not sufficiently protect us against declines in the price of gold.

We have purchased puts to protect against a significant decline in the price of gold through calendar year 2003. These puts, however, allow us to benefit from any gold price increase. Each calendar quarter has revenue protection for 2,550 ounces of gold at $270 per ounce and 3,750 ounces of gold at $250 per ounce. The first ten quarters of this twelve quarter program have expired as of June 30, 2003.

We are subject to operational risks of the mining industry.

Our financial results are subject to all of the hazards and risks normally associated with developing and operating mining properties, for the properties where we are exploring or indirectly for properties operated by others where we hold royalty interests. These risks include, but are not limited to, insufficient ore reserves, fluctuations in production costs that may make mining of ore uneconomic; declines in the price of gold; significant environmental and other regulatory restrictions; labor disputes; geological problems; pit-walls or tailings dam failures; force majeure events; and the risk of injury to persons, property or the environment. Operating cost increases can have a negative effect on the value of and income from our royalty interests, and may cause an operator to curtail, delay or close operations at a mine site.

14
Estimates of reserves and mineralization by the operators of mines in which we have royalty interests may be incorrect.

There are numerous uncertainties inherent in estimating ore reserves and additional mineralization, including many factors beyond our control or the control of the operators of mineral properties in which we have a royalty interest. Reserve estimates on our royalty interests are prepared by the operators of the mining properties, and we do not participate in the preparation of these reports. The estimation of reserves and other additional mineralization involves a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. Consequently, the volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves uneconomic to mine. In addition, actual operating costs may differ significantly from estimated operating and capital costs as a result of many factors. These factors may reduce reserves and the value of our royalty interests.

We may be unable to acquire additional royalty interests.

Our future success depends upon our ability to acquire royalty interests to replace depleting reserves and to diversify our royalty portfolio. We anticipate that most of our revenues will be derived from royalty interests that we acquire, rather than through exploration and development of properties. In addition, we face competition in the acquisition of royalty interests. If we are unable to successfully acquire additional royalties, the reserves on properties currently covered by our royalties will decline as reserves are mined.

Anticipated federal legislation could decrease our royalty revenues.

In recent years, the U.S. Congress has considered a number of proposed major revisions of the General Mining Law, which governs the creation and possession of mining claims and related activities on federal public lands in the United States. It is possible that another bill may be introduced in the Congress and it is possible that a new law could be enacted. If and when a new mining law is enacted, it might impose a royalty upon production of minerals from federal lands and might contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent new legislation may affect existing mining claims or operations, but it could raise the cost of mining operations, perhaps materially affecting operators and our royalty revenue. The effect of any revision of the General Mining Law on royalty interests in the United States cannot be determined conclusively until such revision, if any, is enacted. The majority of our interests are on public lands.

The mining industry is subject to significant environmental risks.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and are generally becoming more restrictive and costly. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, it could materially adversely affect reserves and reduce our royalty revenues. To the extent that we become subject to environmental liabilities, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and results of operations.

15

We have recently settled a claim by the U.S. Environmental Protection Agency against Royal Gold, along with 92 other potentially responsible parties, known as PRPs. The EPA's allegation was based on the disposal of allegedly hazardous petroleum exploration wastes at the Casmalia Resources Hazardous Waste Site by our predecessor, Royal Resources, Inc., during 1983 and 1984. Although we do not currently expect to incur additional costs in connection with this claim, the State of California has notified us and the other parties who participated in the settlement that it will seek to recover response costs. We do not know and cannot predict the amount of the estimated costs the State would seek to recover. If the State agrees to a volumetric allocation among the parties, our portion of the liability would be 0.438%. See Item 3: LEGAL PROCEEDINGS.

If title to properties are not properly maintained by the operators, our royalty revenues may be decreased.

The validity of unpatented mining claims, which constitute a significant portion of the properties on which we hold royalties in the United States, is often uncertain and is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If title to a particular property is successfully challenged, we may not be able to retain our royalty interests on that property, which could reduce our revenues.

Foreign operations are subject to many risks.

Our foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign counties do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. We currently have interests in projects in Greece, Bulgaria, Argentina, and Russia. We also pursue precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.

Our stock price may continue to be volatile and could decline.

The market price of our common stock has fluctuated and may decline in the future. The high and low closing sale prices of our common stock were $15.48 and $4.00 in fiscal year 2002, and $28.42 and $10.04 in fiscal year 2003. The high and low closing sale prices for the period from July 1, 2003 to August 15, 2003, were $24.35 and $19.35. The market price of our common stock has fluctuated widely and has been affected by many factors that are beyond our control, including:

--	market prices of gold;

--	interest rates;

--	expectations regarding inflation;

--	ability of operators to produce reserves;

--	currency values;
16
--	general stock market conditions; and

--	global and regional political and economic conditions and other factors.

We may change our dividend policy.

We have declared a cash dividend on our common stock for each fiscal year beginning in fiscal 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors, include prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations. If our board of directors declines to declare dividends in the future, or reduces the current dividend level, our stock price could fall, and the success of an investment in our common stock would depend solely upon any future stock price appreciation in value.

Certain anti-takeover provisions could delay or prevent a third party from acquiring us.

Provisions in our Certificate of Incorporation may make it more difficult for third parties to acquire control of Royal Gold or to remove management. Some of these provisions:

--	Permit the board of directors to issue preferred stock that has rights senior to the common stock without shareholder approval;

--	Provide for three classes of directors serving staggered, three-year terms.

We are also subject to the business combination provisions of Delaware law that could delay, deter or prevent a change in control. In addition, we have adopted a Stockholder's Rights Plan that imposes significant penalties upon a person or group that acquires 15% or more of our outstanding common stock without the approval of the board of directors. Any of these measures could prevent a third party from pursuing an acquisition of our company, even if shareholders believe the acquisition is in their best interests.

17
Item 3.	LEGAL PROCEEDINGS

Casmalia Resources Hazardous Waste Disposal Site

On March 24, 2000, the U.S. EPA notified Royal Gold and 92 other entities that they were considered PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, at the Casmalia Resources Hazardous Waste Disposal Site, in Santa Barbara County, California. EPA's allegation that Royal Gold was a potentially responsible party was based on the disposal of allegedly hazardous petroleum exploration wastes at Casmalia site by our predecessor, Royal Resources, Inc., during 1983 and 1984.

After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States intending to settle their liability for the United States' past and future clean-up costs incurred at the Casmalia site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the site, our share of the $25.3 million settlement amount was $107,858, which we have deposited into the escrow account that the group of PRPs set up for that purpose in January 2002. The funds were paid to the United States on May 9, 2003. The United States may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States' total clean-up costs at the Casmalia site significantly exceed the expected cost of approximately $272 million. We believe this to be a remote possibility; therefore, we consider our potential liability to the United States to be resolved.

The Partial Consent Decree does not resolve our potential liability to the State of California for its response costs or for natural resource damages arising from the Casmalia site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified Royal Gold and the rest of the PRP group that participated in the settlement with the United States that the State would be seeking response costs totaling approximately $12.5 million from them. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, we will be liable for 0.438% of any settlement amount. However, we expect that our share of liability will be completely covered by a $15 million, zero-deductible insurance policy that the group purchased specifically to protect itself from claims such as that brought by the State.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2003. Annual meeting results will be described in Item 4 of our report that will be filed on Form 10-Q, for the quarter ended December 31, 2003.

18
PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Stock Market under the symbol "RGLD" and on the Toronto Stock Exchange under the symbol "RGL." The following table shows the high and low closing sales prices, in U.S. dollars, for the common stock on Nasdaq, for each quarter since July 1, 2001.

Sales Prices
Fiscal Year:	High Closing	Low Closing

2002	First Quarter (July, Aug., Sept. - 2001)	$6.25	$4.00
	Second Quarter (Oct., Nov., Dec. - 2001)	$5.98	$5.13
	Third Quarter (Jan., Feb., March - 2002)	$8.90	$5.09
	Fourth Quarter (April, May, June - 2002)	$15.48	$8.26

2003	First Quarter (July, Aug., Sept. - 2002)	$19.15	$10.04
	Second Quarter (Oct., Nov., Dec. - 2002)	$26.08	$15.88
	Third Quarter (Jan., Feb., March - 2003)	$28.42	$13.08
	Fourth Quarter (April, May, June - 2003)	$22.27	$13.66

As of August 15, 2003, there were approximately 16,000 shareholders of our common stock.

Dividends

For fiscal 2003, we declared an annual dividend of $0.10 per share of common stock, in two semi-annual payments of $0.05 each. We paid the first payment of $0.05 per share on January 17, 2003, to shareholders of record at the close of business on January 3, 2003. We paid the second payment of $0.05 per share on July 18, 2003, to shareholders of record at the close of business on July 3, 2003.

We paid our first dividend of $0.05 per share on July 21, 2000. For fiscal 2001,we declared our second annual dividend of $0.05 per share on our common stock, payable to holders of record as of July 6, 2001, which was paid on July 20, 2001. For fiscal 2002, we declared a third annual dividend of $0.075 per share of common stock, payable on July 19, 2002, to shareholders of record at the close of business on July 5, 2002.

We currently plan to sustain a dividend on a fiscal year basis, subject to the discretion of the board of directors. However, our board of directors may determine not to declare a dividend based on a number of factors including gold prices, economic and market conditions, and the financial needs of opportunities that might arise in the future.

Sales of Unregistered Securities

We did not make any unregistered sales of our securities during the fiscal year ended June 30, 2003.
19
Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2003, concerning shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans approved by the stockholders, including the Equity Incentive Plan, and equity compensation plans not approved by the stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders:
Equity Incentive Plan	816,181	$8.87	121,717

Equity compensation plans not approved by stockholders:	-	-	-

Total	816,181	$8.87	121,717

Item 6.	SELECTED FINANCIAL DATA

Selected Statements of Operations Data

For The Years Ended June 30,
Amounts in thousands, except per share data	2003	2002	2001	2000	1999
Royalty revenue	$15,788	$12,323	$5,963	$9,407	$959
Exploration and business development	1,233	618	774	1,868	3,241
General and administrative expense	1,966	1,875	1,716	1,768	1,704
Non-cash employee stock option compensation expense	-	1,484	-	-	-
Depreciation and depletion	2,855	2,289	1,271	1,193	464
Impairment of mining assets	166	-	490	-	4,616
Net income (loss)	6,752	10,699	1,138	3,953	(8,808)
Basic earnings (loss) per share	$0.34	$0.60	$0.06	$0.23	$(0.51)
Diluted earnings (loss) per share	$0.33	$0.59	$0.06	$0.22	$(0.51)
Dividends declared per share	$0.10	$0.075	$0.05	$0.05	$0.00

Selected Balance Sheet Data

Amounts in thousands
Total assets	$86,359	$29,590	$17,262	$17,498	$11,815
Working capital	34,296	11,990	4,431	5,692	8,582
Long-term obligations	113	121	127	125	81
Deferred tax liability	8,747	-	-	-	-
20
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Royal Gold's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in the section titled "Risk Factors" in this Annual Report on Form 10-K.

OVERVIEW

Royal Gold is engaged in the acquisition and management of precious metals royalties. Although we also explore and develop properties thought to contain precious metals in exchange for royalty or other carried interests, we are primarily engaged in the acquisition of existing royalty interests and in financing projects that are in or near production in exchange for royalty interests. We do not operate the properties on which we have royalties.

Critical Accounting Policies

The preparation of our financial statements, in conformity with accounting principles accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting policies to Royal Gold relate to the assumptions regarding future gold prices and the estimates of reserves and recoveries of mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests and have found them to be reasonable. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we charge depreciation and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. The operators' reserves stated as of December 31, 2002, were based on a gold price of $300 per ounce. We based our deferred tax asset valuation on a $300 per ounce gold price as of June 30, 2003. If the long-term gold price is substantially lower, these estimates would need to change and could result in material adverse write-offs of assets and the need to establish a valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

At June 30, 2003, we had current assets of $36,801,548 compared to current liabilities of $2,505,981 for a current ratio of 15 to 1. This compares to current assets of $14,291,592 and current liabilities of $2,301,825 at June 30, 2002, resulting in a current ratio of 6 to 1.

During fiscal 2003, liquidity needs were met from $15,788,212 in royalty revenues, $14,125,000 from the common stock issuances discussed below, our available cash resources, and interest and other income of $383,957.

For calendar 2003, based on information from the operator, we anticipate production of approximately one million ounces of gold at the Pipeline Mining Complex. Production at the Pipeline Mining Complex was approximately 1.1 million ounces of gold during the fiscal year ended June 30, 2003.

In July 2002, we sold 500,000 shares of common stock, at a price of $13.75 per shares, resulting in gross proceeds of $6,875,000. In September 2002, we sold an additional 500,000 shares of common stock, at a price of $14.50 per share, resulting in gross proceeds of $7,250,000.

21

During December 2002, we purchased High Desert. As consideration, we issued 1,412,229 shares of common shares and paid $2,151,530 in cash to the former shareholders of High Desert. At the time of acquisition, High Desert had cash of $853,480. See Note 2: ACQUISITION OF HIGH DESERT MINERAL RESOURCES, INC.

We have a $10 million line of credit from HSBC Bank USA that may be used to acquire producing royalties. Repayment of any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. At this time, no funds have been drawn under the line of credit.

We currently anticipate that current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures for fiscal 2004 and beyond. Our current financial resources are available for royalty acquisition and to fund dividends. In the event of a substantial acquisition, we could seek additional debt or equity financing. We may also seek additional funding in any event from time to time if management deems appropriate.

Our contractual obligations as of June 30, 2003 follow:

Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases	$154,903	$115,799	$39,104	$-	$-
RG Russia	888,500	-	888,500	-	-
Long-term retirement obligation	139,889	26,400	52,800	52,800	7,889
Total	$1,183,292	$142,199	$980,404	$52,800	$7,889

For information on our contractual obligations, see Note 10 to the Consolidated Financial Statements. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2003, Compared with Fiscal Year Ended June 30, 2002

For the fiscal year ended June 30, 2003, we recorded net income of $6,752,346, or $0.34 per basic share, as compared to net income of $10,698,723, or $0.60 per basic share, for the fiscal year ended June 30, 2002. Net income for the fiscal year ended June 30, 2003, reflects $15,788,212 in royalty revenues. In fiscal 2002, we recognized a deferred tax asset of $6,849,687, which increased net income for the period by $0.38 per share.

For fiscal 2003, we received royalty revenues of $13,953,232 from the Pipeline Mining Complex, $720,724 from the SJ Claims, $409,729 from the Leeville Project, $652,107 from Bald Mountain, and $52,420 from the Martha mine. For the fiscal year ended June 30, 2002, we received total royalty revenues of $12,323,071, of which $11,658,527 was attributed to our royalties from the Pipeline Mining Complex. This increase in royalty revenue in fiscal 2003 resulted from a higher sliding-scale royalty rate from the Pipeline Mining Complex due to a higher gold price in fiscal 2003, and the addition of revenues from the acquired SJ Claims and Leeville Project royalties. The royalties from the SJ Claims and Leeville Project represent revenues for approximately seven months of production.

22

Cost of operations increased compared to the fiscal year ended June 30, 2002, primarily related to Nevada net proceeds tax expenditures associated with the increased royalty revenues, and due to losses of $213,990 associated with the mark-to-market of put option contracts during the year. Costs of operations associated with approximately seven months of activity from the acquired SJ Claims and Leeville Project royalties also contributed to the increase.

General and administrative expenses of $1,966,283 for the fiscal year ended June 30, 2003, increased compared to $1,874,952 for the fiscal year ended June 30, 2002, primarily because of increased investor relations costs associated with a substantial increase in the number of our shareholders.

Exploration and business development expenses increased from $618,308 for the fiscal year ended June 30, 2002, to $1,232,853 for the fiscal year ended June 30, 2003, primarily due to the acquisition of the RG Russia interest and additional exploration and lease maintenance costs associated with the acquired High Desert exploration properties in Nevada.

Depreciation and depletion increased from $2,289,104 for the fiscal year ended June 30, 2002, to $2,854,839 for the fiscal year ended June 30, 2003, primarily due to increased production at Bald Mountain and the amortization of the recently acquired SJ Claims and Leeville Project royalty properties, partially offset by lower depletion rates associated with our GSR3 and NVR1 royalties.

Based upon updated production information we obtained from the operator during the fourth quarter of fiscal 2003, we recorded a non-cash impairment of mining assets of $165,654 related to our royalty interest in the Mule Canyon mine. Also in fiscal 2003, we recorded a gain of $158,396 on the sale of certain patented mining claims in southwestern Colorado.

We recorded a non-cash charge of $1,171,679 related to our equity investments in Yamana Resources for the fiscal year ended June 30, 2002. The decline in value of these securities was deemed to be other-than-temporary and, therefore, the decline in value was recognized. Included in the charge for the fiscal year ended June 30, 2002, was a previous unrealized loss of $553,472 recorded in Other Comprehensive Income. There was no comparable charge in the current period.

Interest and other income increased from $138,671 for the fiscal year ended June 30, 2002, to $383,957 for the fiscal year ended June 30, 2003, primarily due to an increase in investable funds, partially offset by lower interest rates.

As noted above, we recognized a non-cash deferred tax asset of $6,849,687, during fiscal 2002. During fiscal 2003, we recorded $1,708,053 in deferred tax expense associated with the utilization of net operating loss carryforwards, partially offset by the reduction of a portion of the remaining valuation allowance on the deferred tax asset of $525,232.

23
Fiscal Year Ended June 30, 2002, Compared with Fiscal Year Ended June 30, 2001

For the year ended June 30, 2002, we recorded net earnings of $10,698,723, or $0.60 per basic share, as compared to net earnings of $1,138,297, or $0.06 per basic share, for the year ended      June 30, 2001. Net earnings reflect $12,323,071 in royalty revenues for fiscal 2002 compared with $5,963,153 in royalty revenues in fiscal 2001.

In fiscal 2002, we received royalty revenues of $11,658,527 from 1.2 million ounces of production from the Pipeline Mining Complex, and $511,473 from our royalty at Bald Mountain. In the prior fiscal year, we received royalty revenues of $5,658,995 from1.1 million ounces of production from the Pipeline Mining Complex, and $304,158 from Bald Mountain. This increase in royalty revenue was directly related to the higher gold price in fiscal 2002, which also increased the royalty rate on our GSR1 royalty above price thresholds from the prior periods. During the first three quarters of fiscal 2002, the gold price averaged greater than $270 per ounce and averaged greater than $310 per ounce for the fourth quarter.

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

We recorded $1,484,371 for non-cash employee stock option compensation expense for the year ended June 30, 2002, resulting from employees surrendering shares at fair market value as payment for the exercise price of options. There were none in the prior year.

Exploration and business development expenses decreased from $774,060 in fiscal 2001 to $618,308 in fiscal 2002, primarily due to decreased expenditures for gold exploration in Europe.

Depreciation and depletion costs increased from $1,270,621 in fiscal 2001 to $2,289,104 in fiscal 2002, primarily due to the increased depletion associated with our purchase of the NVR1 royalty at the Pipeline Mining Complex, and higher production rates at the Pipeline Mining Complex.

In fiscal 2001, we recorded an impairment related to our royalty interest at Bald Mountain of $490,215, because of the operator's revised reserve estimates. No impairment was taken in fiscal 2002.

Interest and other income decreased from $258,010 in fiscal 2001 to $138,671 in fiscal 2002, primarily due to significantly lower investment rates on funds available for investing offset by higher funds available for investing.

We recorded a non-cash deferred tax asset of $6,849,687 during the year ended June 30, 2002, related to our assessment that the utilization of our net operating losses were more likely than not due to the higher gold price at fiscal year end 2002 and our history of profitability. See our Consolidated Financial Statements, Note 9: INCOME TAXES included in this Annual Report on Form 10-K.

24
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market price of various precious metals varies widely and is affected by numerous factors beyond our control. Please see "Risk Factors - Decreases in prices of precious metals would reduce our royalty revenues," for more information on factors that can affect gold prices.

The royalties we receive can fluctuate significantly with changes in the market price of precious metals as a result of royalty rates that are tied to the price of gold and because operators may curtail or cease mining operations on properties on which we have royalties if gold prices fall significantly. During the fiscal year ended June 30, 2003, we reported royalty revenues of $15,788,212, with an average gold price for the period of $334 per ounce. The GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of our revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. For the fiscal year, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), we would have recorded an increase in revenues or decrease in revenues of approximately $2,471,000 or $2,250,000, respectively. Due to the set price steps in the GSR1 royalty, it is not possible to extrapolate these effects on a linear basis.

We receive royalties from the NVR1 royalty on the Pipeline Mining Complex in gold, and the value of this royalty therefore depends on the price of gold. We sold 3,183 ounces of gold bullion in fiscal 2003 at an average realized price of $354 per ounce, and 2,543 ounces of gold bullion in fiscal 2002 at an average realized price of $293 per ounce.

We have purchased puts for 12 calendar quarters to protect against a significant decline in the price of gold through calendar year 2003. These puts, however, allow us to benefit from any gold price increase. Each calendar quarter covered by these puts has revenue protection for 2,550 ounces of gold at $270 per ounce and 3,750 ounces of gold at $250 per ounce. Under current circumstances, we have no plans to enter into additional put contracts.

25

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
26
REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders and Board of Directors Royal Gold, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
August 11, 2003.
27
ROYAL GOLD, INC. CONSOLIDATED BALANCE SHEETS As of June 30,

	2003	2002
Current assets
Cash and cash equivalents	$33,485,543	$11,104,140
Royalty receivables	3,125,437	3,022,214
Prepaid expenses and other	190,568	165,238

Total current assets	36,801,548	14,291,592

Royalty interests in mineral properties, net	43,559,743	7,426,687
Office furniture, equipment and improvements, net	72,551	91,518
Available for sale securities	457,584	583,771
Deferred tax asset	5,454,500	6,849,687
Other assets	12,746	346,825
Total assets	$86,358,672	$29,590,080

Current liabilities
Accounts payable	$1,126,591	$698,136
Dividend payable	1,032,735	1,354,022
Accrued compensation	200,000	150,000
Other	146,655	99,667

Total current liabilities	2,505,981	2,301,825

Deferred tax liability	8,746,702	-
Other long term liabilities	113,489	120,525
Commitments and contingencies (notes 10 and 14)
Stockholders' equity
Common stock, $.01 par value, authorized 40,000,000 shares; issued 20,883,914 and 18,279,840 shares, respectively	208,838	182,798
Additional paid-in capital	100,612,048	57,389,220
Accumulated other comprehensive income	64,963	184,981
Accumulated deficit	(24,796,477)	(29,492,397)
Treasury stock, at cost (229,226 shares)	(1,096,872)	(1,096,872)

Total stockholders' equity	74,992,500	27,167,730

Total liabilities and stockholders' equity	$86,358,672	$29,590,080
The accompanying notes are an integral part of these consolidated financial statements. 28
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME For The Years Ended June 30,

	2003	2002	2001
Royalty revenues	$15,788,212	$12,323,071	$5,963,153

Costs and expenses
Costs of operations	1,346,890	971,068	784,993
General and administrative	1,966,283	1,874,952	1,715,512
Non-cash employee stock option compensation expense	-	1,484,371	-
Exploration and business development	1,232,853	618,308	774,060
Impairment of mining assets	165,654	-	490,215
Depreciation, depletion and amortization	2,854,839	2,289,104	1,270,621
Total costs and expenses	7,566,519	7,237,803	5,035,401

Operating income	8,221,693	5,085,268	927,752

Interest and other income	383,957	138,671	258,010
Loss on marketable securities	-	(1,171,679)	-
Gain on sale of other assets	158,396	-	-
Interest and other expense	(126,968)	(124,672)	(24,234)
Income before income taxes	8,637,078	3,927,588	1,161,528

Deferred tax (expense) benefit	(1,708,053)	6,849,687	-
Current tax expense	(176,679)	(78,552)	(23,231)
Net income	$6,752,346	$10,698,723	$1,138,297

Adjustments to other comprehensive income
Unrealized gain (loss) on available for sale securities	(120,018)	184,981	(153,257)
Realization of the change in market value of available for sale securities	-	553,472	-
Comprehensive income	$6,632,328	$11,437,176	$985,040

Basic earnings per share	$0.34	$0.60	$0.06
Basic weighted average shares outstanding	19,795,949	17,930,767	17,765,877

Diluted earnings per share	$0.33	$0.59	$0.06
Diluted weighted average shares outstanding	20,231,638	18,170,225	17,770,735
The accompanying notes are an integral part of these consolidated financial statements. 29
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For The Years Ended June 30, 2003, 2002 and 2001

Common Stock
	Shares	Par Value Amount

Balance at June 30, 2000	17,910,822	$179,108

Issuance of common stock for
Exercise of options	190,800	1,908

Balance at June 30, 2001	18,101,622	181,016

Issuance of common stock for
Exercise of options	178,218	1,782

Balance at June 30, 2002	18,279,840	182,798

Issuance of common stock for
Acquisition of High Desert	1,412,229	14,122
Stock issuances	1,000,000	10,000
Exercise of options and other	191,845	1,918

Balance at June 30, 2003	20,883,914	$208,838
The accompanying notes are an integral part of these consolidated financial statements. 30
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED) For The Years Ended June 30, 2003, 2002 and 2001

	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2000	$55,846,280	$(39,080,904)	$(400,215)

Issuance of common stock for
Exercise of options	21,942

Net income and comprehensive income (loss) for the year ended June 30, 2001		1,138,297	(153,257)

Dividends		(894,491)
Balance at June 30, 2001	55,868,222	(38,837,098)	(553,472)

Issuance of common stock for
Exercise of options	1,520,998

Net income and comprehensive income for the year ended June 30, 2002		10,698,723	738,453

Dividends		(1,354,022)
Balance at June 30, 2002	57,389,220	(29,492,397)	184,981

Issuance of common shares for
Acquisition of High Desert	28,116,756
Stock issuances	14,115,000
Exercise of options and other	991,072

Net Income and comprehensive income for the year ended June 30, 2003		6,752,346	(120,018)

Dividends		(2,056,426)

Balance at June 30, 2003	$100,612,048	$(24,796,477)	$64,963
The accompanying notes are an integral part of these consolidated financial statements. 31
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED) For The Years Ended June 30, 2003, 2002 and 2001

Treasury Stock	Total Stockholders'
	Shares	Amount	Equity

Balance at June 30, 2000	210,726	$(1,043,630)	$15,500,639

Issuance of common shares for
Exercise of options			23,850

Purchase of common stock	18,500	(53,242)	(53,242)

Net earnings and comprehensive income for the year ended June 30, 2001			985,040

Dividends			(894,491)
Balance at June 30, 2001	229,226	(1,096,872)	15,561,796

Issuance of common shares for			1,522,780
Exercise of options

Net earnings and comprehensive income for the year ended June 30, 2002			11,437,176

Dividends			(1,354,022)
Balance at June 30, 2002	229,226	(1,096,872)	27,167,730

Issuance of common shares for
Acquisition of High Desert			28,130,878
Stock issuances			14,125,000
Exercise of options and other			992,990

Net income and comprehensive income for the year ended June 30, 2003			6,632,328

Dividends			(2,056,426)

Balance at June 30, 2003	229,226	$(1,096,872)	$74,992,500
The accompanying notes are an integral part of these consolidated financial statements. 32
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For The Years Ended June 30,

	2003	2002	2001
Cash flows from operating activities

Net income	$6,752,346	$10,698,723	$1,138,297
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and depletion	2,854,839	2,289,104	1,270,621
Loss on marketable securities	-	1,171,679	-
Deferred tax expense (benefit)	1,708,053	(6,849,687)	-
Impairment of mining assets	165,654	-	490,215
Non-cash employee option compensation expense	-	1,484,371	-
Gain on sale of other assets	(158,396)	-	-
Other	220,346	111,603	90,472

(Increase) decrease in:
Royalty receivables	95,390	(1,803,067)	542,119
Prepaid expenses and other assets	(8,528)	51,734	65,265

Increase (decrease) in:
Accounts payable and accrued liabilities	61,421	268,984	(308,424)
Other liabilities	(7,036)	(6,575)	2,403

Net cash provided by operating activities	11,684,089	7,416,869	3,290,968
The accompanying notes are an integral part of these consolidated financial statements. 33
ROYAL GOLD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) For The Years Ended June 30,

	2003	2002	2001
Cash flows from investing activities
Capital expenditures for property and equipment	$(24,067)	$(34,945)	$(2,195,454)
Acquisition, net of cash acquired of $853,480	(2,296,179)	-	-
Proceeds from marketable securities	-	19	-
Purchase of available for sale securities	-	-	(250,000)
Proceeds from sale of other assets	277,283	-	-

Net cash used in investing activities	(2,042,963)	(34,926)	(2,445,454)

Cash flows from financing activities
Dividends paid	(2,377,713)	(894,490)	(885,004)
Purchase of common stock	-	-	(53,242)
Proceeds from issuance of common stock	15,117,990	38,409	23,850

Net cash provided by (used in) financing activities	12,740,277	(856,081)	(914,396)

Net increase (decrease) in cash and equivalents	22,381,403	6,525,862	(68,882)

Cash and equivalents at beginning of year	11,104,140	4,578,278	4,647,160

Cash and equivalents at end of year	$33,485,543	$11,104,140	$4,578,278

Supplemental Information:

We declared a dividend on common stock of $2,056,426 during fiscal 2003, which was paid in semi-annual payments in January and July 2003 of $1,023,691 and $1,032,735, respectively. We declared a dividend on common stock of $1,354,022 during fiscal 2002, which was paid in July 2002. We declared a dividend on common stock of $894,491 during fiscal 2001, which was paid in July of 2001.

The accompanying notes are an integral part of these consolidated financial statements. 34
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

OPERATIONS

Royal Gold, Inc. was incorporated under the laws of the State of Delaware on January 5, 1981, and is engaged in the acquisition and management of precious metals royalty interests. Royalty revenue is currently generated from mining operations in the United States and Argentina. We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties from other mining companies. Substantially all of our revenues are and can be expected to be derived from royalty interests, rather than from mining operations that we conduct.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of Consolidation:

The consolidated financial statements include the accounts of Royal Gold and its wholly-owned subsidiaries. Intercompany transactions and account balances have been eliminated in consolidation.

We hold interests of between 25% and 67% in other entities, which we account for as joint venture interests. These companies are exploration entities with no significant operations, for which all investments are expensed as incurred.

Cash and Cash Equivalents:

For purposes of the Statements of Cash Flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2003, cash and cash equivalents were primarily held in uninsured interest bearing cash and money market accounts, with an AAA rated financial institution.

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

35
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Royalty Interests in Mineral Properties:

Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as intangible assets.

Acquisition costs of production and development stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are amortized on a straight-line basis over the expected useful life of the royalty interest. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the remaining unamortized basis is amortized over the mineral properties remaining life, using proven and probable reserves. Exploration costs are charged to operations when incurred.

Asset Impairment:

We evaluate long-lived assets for impairment when events or circumstances indicate that the related carrying amounts may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, and whenever new information regarding the mineral properties is obtained from the operator that could affect the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using future discounted cash flows.

Our estimate of gold prices, operator's estimates of proven and probable reserves related to our royalty properties and operators estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.

Office Furniture, Equipment and Improvements:

We depreciate our office furniture and equipment over estimated useful lives of two years using the straight-line method. Leasehold improvements are amortized over the term of the lease using the straight-line method. The cost of normal maintenance and repairs is expensed as incurred. Significant expenditures, which increase the life of the asset, are capitalized and depreciated over the estimated remaining useful life of the asset. Upon retirement or disposition of office furniture, equipment, or improvements, related gains or losses are recorded in operations.

36
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue:

Royalty revenue is recognized when earned on the basis of production from mine operations pursuant to the terms of our royalty agreements. For royalties received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

Income Taxes:

Deferred income taxes reflect the expected future tax consequences of temporary differences between the tax basis amounts and financial statement carrying amounts of assets and liabilities at each year end and the expected future benefits of net operating loss carryforwards, tax credits and other carryforwards.

Stock Options:

We measure compensation cost as prescribed by APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. No compensation cost related to the granting of stock options has been recognized in the financial statements as the exercise price of all option grants was equal to the market price of our Common Stock at the date of grant. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123. SFAS 123 defines a fair value based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and per share amounts would have been recorded.

	For The Twelve Months Ended June 30,

	2003	2002	2001
Net income, as reported	$6,752,346	$10,698,723	$1,138,297

Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(780,639)	(316,673)	$(112,831)
Pro forma net income	$5,971,707	$10,382,050	$1,025,466

Earnings per share:
Basic, as reported	$0.34	$0.60	$0.06
Basic, pro forma	$0.30	$0.58	$0.06

Diluted, as reported	$0.33	$0.59	$0.06
Diluted, pro forma	$0.30	$0.57	$0.06

37
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma amounts were determined using the Black-Scholes model with the following assumptions:
	2003	2002	2001
Weighted average expected volatility	56.7%	46.1%	51.2%
Weighted average expected option term in years	5.5	5.5	5.5
Weighted average risk free interest rate	3.2%	4.3%	5.7%
Forfeiture rate	5%	5%	5%
Weighted average grant fair value	$10.05	$4.05	$1.27

Derivatives:

Gold price derivatives are recorded at fair market value at the balance sheet date. All gains or losses on these derivatives are recorded as costs of operations in the Consolidated Statements of Operations and Comprehensive Income.

Operating Segments:

We manage our business under one operating segment, consisting of royalty acquisition and management activities. All of our assets and revenues are attributable to the royalty operating segment.

Comprehensive Income:

In addition to net income, comprehensive income includes changes in equity during a period associated with cumulative unrealized changes in fair value of marketable securities held for sale.

Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the effect of all potentially dilutive stock options.

Reclassifications:

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. Upon adoption of SFAS 142 as required on July 1, 2002, we reclassified $7.4 million of intangible royalty interests in mineral properties, as defined by SFAS 142, from property and equipment to royalty interests in mineral properties. We now amortize the carrying values of intangible assets over their useful lives.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which established uniform methodology for accounting for estimated reclamation and abandonment costs. The adoption of SFAS 143 on July 1, 2002 had no impact on our financial statements.

38
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model, based on the framework of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale. The statement was adopted July 1, 2002 and there was no impact on our consolidated financial statements upon adoption.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose the information in its interim and annual financial statements.     The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" to provide alternative methods for voluntary transition to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation" to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002. We adopted the provisions of SFAS 148 during fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by Royal Gold after 2002. As of June 30, 2003, we have no interest in any such entities.

2.	ACQUISITION OF HIGH DESERT MINERAL RESOURCES, INC.

In December of 2002, we completed the acquisition of 49,371,293 (93.5%) of the common stock of High Desert Mineral Resources, Inc. ("High Desert"), from High Desert's principal stockholder. Consideration for the purchase was 1,412,229 newly issued shares of Royal Gold common stock and $200,000 in cash. As a result of the acquisition, Royal Gold held a total of 49,411,793 shares of common stock of High Desert, representing 93.5% of the issued and outstanding shares.

After the closing of the binding agreement and completion of delivery of all High Desert shares, Royal Gold owned sufficient High Desert shares to allow it to proceed with a short-form merger under Delaware law. Royal Gold proceeded to effect a short-form merger under Delaware law to merge High Desert into a wholly-owned subsidiary of Royal Gold, for cash consideration of $1,951,530. As a result of the completion of the short-form merger, Royal Gold owns 100% of the issued and outstanding shares of High Desert.

39
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary assets of High Desert were royalties associated with two producing mineral properties. One is a 2% carried working interest, equal to a 2% net smelter returns royalty, in the Newmont HD Venture Property (Leeville Project, which includes a portion of the Carlin East mine), operated by Newmont Mining Corporation. The other is a 1% net smelter returns royalty on the SJ Claims, which covers a large part of the Betze-Post mine operated by Barrick Gold Corporation. In a separate agreement, Royal Gold agreed to repay an acquired $2.9 million note payable. In lieu of repaying the debt in cash, Royal Gold has conveyed to the note holder 10% of the SJ Claims royalty and 10% of the Leeville Project royalty, owned by High Desert at the time of the acquisition. As a result, our remaining interest in the SJ Claims and Leeville Project royalties is 0.9% and 1.8%, respectively.

The acquisition was accounted for as an asset acquisition using the purchase method of accounting, whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The purchase price in the acquisition was calculated using the fair market value of the shares issued, as of the date of the announcement of the transaction, plus cash and direct acquisition costs paid by Royal Gold. We have allocated the purchase price of $30.5 million to the fair market values of the assets and liabilities acquired, including $39.1 million royalty interests in mineral properties, $1.1 million to acquired tax assets and $9.5 million to deferred tax liabilities resulting from the acquisition. At the time of acquisition, High Desert had a $216,500 working capital deficit. We incurred approximately $360,000 for costs related to this acquisition. The results of High Desert have been reflected in the results of Royal Gold from December 6, 2002.

3.	ROYALTY INTERESTS IN MINERAL PROPERTIES

	Gross	Accumulated Depletion & Amortization	Net
As of June 30, 2003
Production stage royalty interests:
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	(4,042,730)	4,062,290
NVR1	2,135,107	(929,805)	1,205,302
Bald Mountain	1,978,547	(1,729,643)	248,904
SJ Claims	20,788,444	(678,557)	20,109,887
Carlin East mine	1,642,757	(380,185)	1,262,572
Martha mine	172,810	(100,212)	72,598
	34,822,685	(7,861,132)	26,961,553
Development stage royalty interests:
Leeville	14,240,418	-	14,240,418

Exploration stage royalty interests:
Leeville	2,305,845	(67,819)	2,238,026
Carlin East mine	133,052	(13,306)	119,746
Mule Canyon	-	-	-
	2,438,897	(81,125)	2,357,772

Total royalty interest in mineral properties	$51,502,000	$(7,942,257)	$43,559,743
40
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross	Accumulated Depletion & Amortization	Net
As of June 30, 2002
Production stage royalty interests:
GSR1	$-	$-	$-
GSR2	-	-	-
GSR3	8,105,020	(3,097,904)	5,007,116
NVR1	2,135,107	(530,475)	1,604,632
Bald Mountain	1,978,547	(1,431,154)	547,393
SJ Claims	-	-	-
Carlin East mine	-	-	-
Martha mine	172,810	(85,978)	86,832
	12,391,484	(5,145,511)	7,245,973

Development stage royalty interests:
Leeville	-	-	-
	-	-	-

Exploration stage royalty interests:
Leeville	-	-	-
Carlin East mine	-	-	-
Mule Canyon	180,714	-	180,714
	180,714	-	180,714

Total royalty interests in mineral properties	$12,572,198	$(5,145,511)	$7,426,687

Presented below is a discussion of the status of each of our royalty interests in mineral properties.

Pipeline Mining Complex:

We own two sliding-scale gross smelter returns royalties (GSR1 and GSR2), a fixed gross royalty (GSR3), and a net value royalty (NVR1) over the Pipeline Mining Complex that includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada.

The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

Bald Mountain:

We own a 1.75% net smelter returns, or NSR, royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc.

41
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SJ Claims:

We own a 0.9% NSR on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by Barrick Gold Corporation at its Goldstrike property.

Leeville Project:

We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. The Leeville Project royalty ground covers production from the following operations, which are operated by Newmont Mining Corporation:

Leeville - Leeville is an underground mine currently under development by Newmont Mining Corporation. Newmont has announced that production at Leeville will begin in late 2005 or early 2006.

Carlin East mine - Carlin East is an underground mine currently under production by Newmont Mining Corporation.

Mule Canyon:

We own a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Mining Corporation. Based upon updated production information obtained from the operator during the fourth quarter of fiscal 2003, we recorded an impairment charge of $165,654 during fiscal 2003 to write-off the remaining book value of our investment in Mule Canyon. We continue to own this royalty, but do not expect to receive revenues from production at Mule Canyon at current gold prices.

Martha mine:

We own a 2% NSR royalty on the Martha mine located in Argentina, operated by Coeur d'Alene Mining Corporation.

4.	OFFICE FURNITURE, EQUIPMENT AND IMPROVEMENTS

The components of our office furniture, equipment and improvements consist of the following at June 30, 2003 and 2002:

	Gross	Accumulated Depreciation	Net
As of June 30, 2003
Office furniture and equipment	$443,941	$(393,000)	$50,941
Leasehold improvements	449,323	(427,713)	21,610
Total office furniture, equipment and improvements	$893,264	$(820,713)	$72,551

As of June 30, 2002
Office furniture and equipment	$419,874	$(367,508)	$52,366
Leasehold improvements	449,323	(410,171)	39,152
Total office furniture, equipment and improvements	$869,197	$(777,679)	$91,518
42
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DERIVATIVES

We have purchased gold put options to cover a portion of our royalty ounces through calendar year 2003. At June 30, 2003, these puts consist of 5,100 ounces of gold at $270 per ounce and 7,500 ounces of gold at $250 per ounce. We do not apply hedge accounting and therefore we mark-to-market these puts each quarter and record the gains or losses in operating costs. In fiscal year 2003, 2002 and 2001, we expensed $213,990, $111,603 and $90,472 related to the change in fair value of these puts, respectively. The fair value of the remaining outstanding gold put option contracts was zero at June 30, 2003.

6.	AVAILABLE FOR SALE SECURITIES

We hold equity positions in a number of mining and exploration companies. We had an unrealized gain of $64,963 in these securities at June 30, 2003. We had an unrealized gain of $184,981 in these securities at June 30, 2002. In fiscal 2001, the unrealized loss was $553,472.

7.	SALE OF MINING CLAIMS

In April 2003, we sold approximately 325 acres of land contained within 42 patented mining claims, in Ouray County, Colorado, for proceeds of $320,000. We realized a gain, net of selling costs, of $158,396 during the fourth quarter of fiscal 2003 related to the sale.

8.	EARNINGS PER SHARE ("EPS") COMPUTATION

For The Year Ended June 30, 2003

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$6,752,346	19,795,949	$0.34
Effect of potentially dilutive options		435,689
Diluted EPS	$6,752,346	20,231,638	$0.33

Options to purchase 164,980 shares of common stock, at an average purchase price of $20.06 per share, were outstanding at June 30, 2003, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

For The Year Ended June 30, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$10,698,723	17,930,767	$0.60
Effect of potentially dilutive options		239,458
Diluted EPS	$10,698,723	18,170,225	$0.59
43
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 115,000 shares of common stock, at an average purchase price of $9.96 per share, were outstanding at June 30, 2002, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

	For The Year Ended June 30, 2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$1,138,297	17,765,877	$0.06
Effect of potentially dilutive options		4,858
Diluted EPS	$1,138,297	17,770,735	$0.06

Options to purchase 907,079 shares of common stock, at an average purchase price of $5.36 per share, were outstanding at June 30, 2001, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

9.	INCOME TAXES

The tax effects of significant temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2003 and 2002, are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$5,243,811	$6,855,059
Mineral property basis	-	875,946
AMT credit carryforwards	182,146	5,467
Other	467,569	77,473
Total deferred tax assets	5,893,526	7,813,945

Valuation allowance	(439,026)	(964,258)
Net deferred tax assets	5,454,500	6,849,687

Deferred tax liabilities:
Mineral property basis	(8,746,702)	-
Total deferred tax liabilities	(8,746,702)	-

Total net deferred taxes	$(3,292,202)	$6,849,687
44
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2003, we had approximately $15.0 million of net operating loss carryforwards which, if unused, will expire during the years 2004 through 2022. Our ability to generate future taxable income to realize the benefits of our tax assets will depend primarily on the spot price of gold. Due to the increase in the price of gold and our history of profitability, we decreased the valuation allowance at June 30, 2003, to reflect the amount of net operating losses more likely than not to be realized.

	2003	2002	2001
Current federal tax expense	$176,679	$78,552	$23,231
Deferred tax expense	2,233,285	1,053,226	438,260
Decrease in deferred tax asset valuation allowance	(525,232)	(7,902,913)	(438,260)
	$1,884,732	$(6,771,135)	$23,231

The provision for income taxes for the years ended June 30, 2003, 2002 and 2001, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	2003	2002	2001
Total expense computed by applying statutory rate	$3,022,977	$1,374,656	$394,920
Adjustments of valuation allowance	(525,232)	(7,902,913)	(438,260)
Excess depletion	(545,321)	(431,685)	(211,917)
Other	(67,692)	188,807	278,488
	$1,884,732	$(6,771,135)	$23,231

The reduction in the deferred tax asset valuation allowance in fiscal 2003, 2002 and 2001, reflects revisions of estimates regarding our ability to utilize these deferred tax assets in future periods.

10.	COMMITMENTS

RG Russia:

On June 20, 2003, through a newly formed wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, who holds an exploration license granted by the Russian government. If exploration is successful, and a license to mine can be secured, we will have a 1% NSR royalty. We must provide exploration funding totaling $1.3 million over a period not to exceed 24 months from the date of the agreement to vest in this royalty interest.

As of June 30, 2003, we have funded $411,500 of the committed $1.3 million. We have expensed the initial funding amount as a component of Exploration and Business Development in the accompanying financial statements. We expect to fund the balance of the commitment prior to June of 2005.

45
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease:

We lease office space under a lease agreement, which expires October 31, 2004. Future minimum cash rental payments are $115,799 and $39,104 for fiscal years ending June 30, 2004 and 2005, respectively. Rent expense charged to operations for the years ended June 30, 2003, 2002 and 2001, amounted to $116,786, $108,120 and $110,888, respectively.

Employment Agreements:

We have one-year employment agreements with all of our officers which, under certain circumstances, require total minimum future compensation, at June 30, 2003, of $658,500. The terms of each of these agreements automatically extend, every February, for one additional year, unless terminated by Royal Gold or the officer, according to the terms of the agreements.

Line of Credit Commitment Fees:

We have a $10 million line of credit from HSBC Bank USA that may be used to acquire producing royalties. Repayment of any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. At this time, no funds have been drawn under the line of credit. During Fiscal 2003, 2002 and 2001, we paid commitment fees of $76,282, $75,417 and $0 to HSBC.

11.	STOCKHOLDERS' EQUITY

Stock Issuances:

In July 2002, we sold 500,000 shares of common stock, at a price of $13.75 per share, resulting in proceeds of $6,875,000. In September 2002, we sold an additional 500,000 shares of common stock, at a price of $14.50 per share, resulting in proceeds of $7,250,000.

On December 7, 2002, we issued 1,412,229 shares of common stock as part of the purchase of 93.5% of the common shares of High Desert, at a value of $19.74 per share. See Note 2: ACQUISITION OF HIGH DESERT MINERAL RESOURCES, INC.

During the fiscal year ended June 30, 2003, options to purchase 188,853 shares were exercised, resulting in proceeds of $992,961.

Preferred Stock:

We have 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock.

Treasury Stock:

We have adopted a stock repurchase program, in which the Board of Directors authorized the repurchase of up to $5 million of our common stock, from time-to-time, in the open market or in privately negotiated transactions. In accordance with this program, we have repurchased 229,226 shares of common stock. Repurchased shares are held in the treasury for general corporate purposes. We have no commitments to purchase our common stock.

46
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholders' Rights Plan:

Our board of directors adopted a Stockholders' Rights Plan in which preferred stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock held as of close of the business on September 11, 1997. The terms of the Stockholders Rights plan provide that if any person or group were to announce an intention to acquire or were to acquire 15 percent or more of our outstanding common stock, then the owners of each share of common stock (other than the acquiring person or group) would become entitled to exercise a right to buy one one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock of Royal Gold, at an exercise price of $50 per Right.

Stock Option Plan:

We have an Equity Incentive Plan ("the Plan") whereby options under the Plan are exercisable at prices equal to the market value of our common stock as of the date of grant and expire ten years after the date of grant.

Stock Options:

The following schedules detail activity related to options for the years ended June 30, 2003, 2002 and 2001:
	Optioned Shares	Weighted Average Exercise Prices

Options Outstanding at June 30, 2000	1,241,728	$4.67
Granted	145,000	$2.81
Exercised	(190,800)	$0.13
Surrendered or expired	(144,849)	$6.11

Options Outstanding at June 30, 2001	1,051,079	$5.01
Granted	135,000	$8.94
Exercised	(346,025)	$4.36
Surrendered or expired	0

Options Outstanding at June 30, 2002	840,054	$5.90
Granted	164,980	$20.06
Exercised	(188,853)	$5.41
Surrendered or expired	0

Options outstanding at June 30, 2003	816,181	$8.87

All exercisable options outstanding at June 30, 2003, consist of 791,281 options exercisable at a weighted average exercise price of $8.52. All options outstanding at June 30, 2003, consist of 816,181 options, at an average exercise price of $8.87, and a weighted average remaining contractual life of 5.39 years.

47
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	MAJOR CUSTOMERS
In each of fiscal years 2003, 2002 and 2001, we received $14,605,339, $12,170,000 and $5,963,152, respectively, of our royalty revenues from the same operator.

13.	SIMPLIFIED EMPLOYEE PENSION ("SEP") PLAN

We maintain a SEP Plan in which all employees are eligible to participate. We contribute a minimum of 3% of an employee's compensation to an account set up for the benefit of the employee. If an employee also chooses to contribute to the SEP Plan through salary reduction contributions, we will match such contributions to a maximum of 7% of the employee's salary. We contributed $75,808, $85,368 and $76,063, in fiscal years 2003, 2002 and 2001, respectively.

14.	CONTINGENCIES

Casmalia:

On March 24, 2000, the United States Environmental Protection Agency ("EPA") notified Royal Gold and 92 other entities that they were considered potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("Superfund"), at the Casmalia Resources Hazardous Waste Disposal Site (the "Site") in Santa Barbara County, California. EPA's allegation that Royal Gold was a PRP was based on the disposal of allegedly hazardous petroleum exploration wastes at the site by Royal Gold's predecessor, Royal Resources, Inc., during 1983 and 1984.

After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States intending to settle their liability for the United States' past and future clean-up costs incurred at the site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, our share of the $25.3 million settlement amount was $107,858, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States on May 9, 2003. The United States may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States' total clean-up costs at the site significantly exceed the expected cost of approximately $272 million. We believe this to be a remote possibility; therefore, we consider our potential liability to the United States to be resolved.

The Partial Consent Decree does not resolve Royal Gold's potential liability to the State of California ("State") for its response costs or for natural resource damages arising from the Site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified Royal Gold and the rest of the PRP group that participated in the settlement with the United States that the State would be seeking response costs totaling approximately $12.5 million from them. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, we will be liable for 0.438% of any settlement amount. However, we expect that our share of liability will be completely covered by a $15 million, zero-deductible insurance policy that the PRP group purchased specifically to protect itself from claims such as that brought by the State.

48
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Royalty Revenues	Operating Income	Net Income (Loss)	Earnings Per Share of Common Stock	Earnings Per Share of Common Stock Assuming Dilution

Fiscal Year 2003 Quarter Ended:

September 30	$3,366,172	$1,928,141	$1,425,505	$0.08	$0.07
December 31	3,117,384	1,598,761	1,232,345	0.06	0.06
March 31	5,587,567	3,526,771	2,473,159	0.12	0.12
June 30	3,717,089	1,168,020	1,621,337	0.08	0.08
	$15,788,212	$8,221,693	$6,752,346	$0.34	$0.33

Fiscal Year 2002 Quarter Ended:

September 30	$2,831,633	$1,448,496	$372,299	$0.02	$0.02
December 31	2,889,380	1,509,562	1,385,802	0.08	0.08
March 31	3,140,760	1,620,611	1,587,766	0.09	0.09
June 30	3,461,298	506,599	7,352,856	0.41	0.40
	$12,323,071	$5,085,268	$10,698,723	$0.60	$0.59

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our Chief Executive Officer, Chief Financial Officer and other executive officers have evaluated our disclosure controls and procedures (as defined by the rules and regulations of the Securities Exchange Commission) as of June 30, 2003, and have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Controls:

We maintain a system of internal controls over financial reporting. There have been no significant changes in our internal controls during the last quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls.

49
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Stanley Dempsey: Age 64

Mr. Dempsey has been the Chairman of the Board of Directors and Chief Executive Officer of Royal Gold since April 4, 1988. He was also President from May 2002 to August 11, 2003. As a Class I director, his term on the board expires at the annual shareholders meeting to be held in 2003. Previously, Mr. Dempsey was President and Chief Operating Officer from July 1, 1987 to April 4, 1988. From 1984 through June 1986, Mr. Dempsey was a partner in the law firm of Arnold & Porter. During the same period, he was a principal in Denver Mining Finance Company. From 1960 through 1987, Mr. Dempsey was employed by AMAX, Inc. serving in various managerial and executive capacities. Mr. Dempsey is a member of the board of directors of various mining-related associations.

John W. Goth: Age 76

Mr. Goth has been a member of our Board of Directors since August 1988. As a Class I director, his term expires at the annual shareholders meeting to be held in 2003. Mr. Goth is the Executive Director of the Denver Gold Group and past chairman of the Minerals Information Institute. He has been a consultant to the mining industry since 1985. Mr. Goth was formerly a Senior Executive of AMAX, Inc. and Director of Magma Copper Company. He is currently on the board of directors of U.S. Gold Corporation and Behre Dolbear. (1) (2)

Pierre Gousseland: Age 81

Mr. Gousseland has been a member of our Board of Directors since June 1992. As a Class II director, his term expires at the annual shareholders meeting to be held in 2004. Mr. Gousseland is currently a financial consultant. From 1977 until January 1986, Mr. Gousseland was Chairman and Chief Executive Officer of AMAX, Inc. He is a former director of Guyanor Resources S.A., French American Banking Corp. of New York, American International Group, Inc., Union Minière, S.A. (Belgium), Degussa AG (Germany), IBM World Trade Europe/Middle East Africa Corporation, and Pancontinental Mining Europe GmbH (Germany). Mr. Gousseland has served on the Chase Manhattan and Creditanstaldt (Vienna, Austria) International Advisory Boards and is past president of the French-American Chamber of Commerce in the United States. (2)

S. Oden Howell, Jr.: Age 63

Mr. Howell has been a member of our Board of Directors since December 1993. As a Class III director, his term expires at the annual shareholders meeting to be held in 2005. He is currently the President of Howell & Howell Contractors, Inc. and owner of Kessinger Service Industries, LLC. From 1972 until 1988, Mr. Howell was Secretary/Treasurer of Howell & Howell, Inc.

Merritt Marcus: Age 69

Mr. Marcus has been a member of our Board of Directors since December 1992. As a Class II director, his term expires at the annual shareholders meeting to be held in 2004. He has been the President and Chief Executive Officer of Marcus Paint Company, a manufacturer of industrial coatings, and Performance Powders, L.L.C., a manufacturer of industrial powder coatings since 1983. Mr. Marcus has served several terms as a director of the National Paint and Coatings Association.

James W. Stuckert: Age 65

Mr. Stuckert has been a member of our Board of Directors since September 1989. As a Class II director, his term expires at the annual shareholders meeting to be held in 2004. He is currently the Chairman and Chief Executive Officer of Hilliard, Lyons, Inc., Louisville, Kentucky. Mr. Stuckert is also a director of Hilliard, Lyons, Inc., and Senbanc Fund. He joined Hilliard, Lyons in 1962 and served in several capacities prior to being named Chairman in December 1995. (1) (2)

50
Edwin W. Peiker, Jr.: Age 72

Mr. Peiker has been a member of our Board of Directors since May 1987. As a Class III director, his term expires at the annual shareholders meeting to be held in 2005. Mr. Peiker was the President and Chief Operating Officer from April 4, 1988 until February 1, 1992, and Vice President of Engineering from May 1987 to April 4, 1988. He was a Principal in Denver Mining Finance Company from 1984 until 1986. From 1983 to 1986, Mr. Peiker was engaged in mineral consulting activities.   During the period 1966-1983, Mr. Peiker served in a variety of positions with the Climax Molybdenum division of AMAX involved in exploration activities worldwide.

Donald Worth: Age 71

Mr. Worth has been a member of our Board of Directors since April 1999. As a Class III director, his term expires at the annual shareholders meeting to be held in 2005. Mr. Worth has been involved in the mining industry since 1949. He formerly was a mining specialist and a vice president of Canadian Imperial Bank of Commerce (Canada). Mr. Worth is a director of Sentry Select Capital Corporation, Cornerstone Capital Resources Inc., and Tiomin Resources Inc. He is also a trustee of Labrador Iron Ore Royalty Income Fund, and is involved with several professional associations both in Canada and the United States. (1)

Karen P. Gross: Age 49

Ms. Gross has been Vice President of Royal Gold since June 1994 and Corporate Secretary since 1989. From 1987 until 1989, Ms. Gross was Royal Gold's Assistant Secretary. Ms. Gross is in charge of investor relations, public relations and ensuring our compliance with various corporate governance standards.

Donald J. Baker: Age 54

Mr. Baker has been a Vice President Corporate Development of Royal Gold since November 1998. From December 1996 until November 1998, Mr. Baker was Manager of Corporate Development. From 1994 until November 1996, he was a consultant to Royal Gold. Mr. Baker was previously employed with Climax Molybdenum Company and Homestake Mining Company.

John F. Skadow: Age 45

Mr. Skadow has been a Vice President and Chief Financial Officer of Royal Gold since May 2003. He was Controller from October 1993 to May 2003 and has been our Treasurer since November 1999. Mr. Skadow was previously employed by Dekalb Energy where he held various accounting and finance positions.

(1) Member of Audit Committee
(2) Member of Compensation Committee

All of our officers have one-year employment agreements that renew for an additional year in February each year.

ITEMS 11, 12, and 13.

The information called for by Item 10, "Compliance with Section 16(a) of the Exchange Act," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," is incorporated by reference into Part III of this annual report from our definitive proxy statement to be filed with respect to the upcoming Annual Meeting of Stockholders to be held November 11, 2003, in Denver, Colorado.

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

(3)

The following exhibits are filed with this Annual Report on Form 10-K. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K. Those exhibits that have been marked with an asterisk are filed herewith; all other exhibits have been previously filed with the Commission pursuant to Royal Gold's various reports on Forms 10-K, 10-Q, 8-K, 8-A, S-1 and S-8, and are incorporated herein by reference.

Exhibit Number

		2	(a)	Certificate of Ownership and Merger of High Desert Merger Sub Inc. into High Desert Mineral Resources, Inc. Item 7, Exhibit 2.1, on Form 8-K filed December 20, 2002.

		3	(a)	Certificate of Incorporation - Exhibit (b) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

			(b)	Amendment to Certificate of Incorporation - Exhibit (c) to the Company's Form 10-K for the fiscal year ended December 31, 1980.

			(c)	Amendments to Articles of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company's Form 10-K for the year ended June 30, 1987.

			(d)	Amendment to Articles of Incorporation dated February 2, 1988 - Exhibit 3(f) to the Company's Form 10-K for the year ended June 30, 1990.

			(e)	By-Laws - Exhibit (d) to the Company's Form 10-K, for the fiscal year ended December 31, 1980.

		4	(a)	Shareholders' Rights Agreement Exhibit B to the Company's Form 8-A dated September 11, 1997.

		10	(a)	Equity Incentive Plan - filed as part of Def 14A, filed November 25, 1996.

(b)

Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co., S.A., and Royal Gold, Inc., dated effective March 30, 1998 - Exhibit 10(s) to the Company's Form 10-K for the year ended June 30, 1998.

52
(c)	Private Agreement between Rakov Pty. Ltd. and Royal Gold, Inc. dated effective March 28, 1998 - Exhibit 10(t) to the Company's Form 10-K for the year ended June 30, 1998.

(d)

Exploration and Development Option Agreement between Placer Dome U.S., Inc. and Royal Gold, Inc. dated effective July 1, 1998 - Exhibit 10(v) to the Company's Form 10-K for the year ended June 30, 1998.

(e)	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999. Item 5 of Form 8-K filed April 12, 1999.

(f)	Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999. Item 5 of Form 8-K filed September 2, 1999.

(g)	Amendment to Equity Incentive Plan - filed as part of Def 14A, filed October 15, 1999.

(h)	Loan agreement between Royal Gold Inc. and HSBC Bank USA dated December 18, 2000. Item 6 of Form 10-Q filed February 8, 2002.

(i)	Share Exchange Agreement, dated November 9, 2002, by and between P. Lee Halavais and Royal Gold, Inc. - filed as Exhibit 10.1 of Form 8-K filed December 20, 2002.

(j)	Amendment to Share Exchange Agreement, dated November 22, 2002. - filed as Exhibit 10.1a on Form 8-K filed December 20, 2002.

(k)	Second Amendment to Share Exchange Agreement, dated November 29, 2002. - filed as Exhibit 10.1b on Form 8-K filed December 20, 2002.

(l)	Assignment and Assumption Agreement, dated December 6, 2002. - filed as Exhibit 10.1b on Form 8-K filed December 20, 2002.

21*	Royal Gold and Its Subsidiaries.

23*	Auditor's Consent

31* (a)	Certification of Chief Executive Officer and President required by Section 302 of the Sarbanes-Oxley Act of 2002.

31* (b)	Certification of Vice President and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Written Statement of Chief Executive Officer and President, and Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* - Filed herewith.
53
(b)	Reports on Form 8-K.

(1)	November 12, 2002, Item 5 Other Event

(2)	December 20, 2002, Item 5 Other Event

(3)	February 6, 2003, Item 5 Other Event

(4)	March 5, 2003, Item 7 Financial Statements and Exhibits & Item 9 Acquisition or Disposition of Assets

(5)	May 8, 2003, Item 7 Financial Statements and Exhibits & Item 9 Acquisition or Disposition of Assets

(6)	June 5, 2003, Item 7 Financial Statements and Exhibits & Item 9 Acquisition or Disposition of Assets

(7)	June 17, 2003, Item 5 Other Event

(8)	August 12, 2003, Item 7 Financial Statements and Exhibits
54
SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: August 29, 2003	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 29, 2003	By:	/s/ Stanley Dempsey
Stanley Dempsey Chairman, Chief Executive Officer, and Director

Date: August 29, 2003	By:	/s/ John Skadow
John Skadow Vice President and Chief Financial Officer

Date: August 29, 2003	By:	/s/ John W. Goth
John W. Goth Director

Date: August 29, 2003	By:	/s/ Pierre Gousseland
Pierre Gousseland Director

Date: August 29, 2003	By:	/s/ S. Oden Howell, Jr.
S. Oden Howell, Jr. Director

Date: August 29, 2003	By:	/s/ Merritt E. Marcus
Merritt E. Marcus Director

Date: August 29, 2003	By:	/s/ Edwin W. Peiker, Jr.
Edwin W. Peiker, Jr. Director

Date: August 29, 2003	By:	/s/ James W. Stuckert
James W. Stuckert Director

Date: August 29, 2003	By:	/s/ Donald Worth
Donald Worth Director
55
EXHIBIT 21

ROYAL GOLD, INC. AND ITS SUBSIDIARIES

Denver Mining Finance Company (1)
Royal Trading Company (1)
Calgom Mining, Inc. (1)(4)
Mono County Mining Company (1)
Royal Camp Bird, Inc. (1)
Royal Crescent Valley, Inc. (1)
Royal Kanaka Creek Corporation (1)
Environmental Strategies, Inc. (2)
Greek American Exploration Ltd. (3)
Sofia Minerals Ltd. (5)
Royal Gold Australia (6)
RG Russia, Inc. (1)
High Desert Mineral Resources, Inc. (1)

(1) Owned 100% by Royal Gold, Inc.
(2) Owned 100% by Denver Mining Finance Company
(3) Owned 50% by Royal Gold, Inc.
(4) Owns a 100% interest in the Goldstripe Project.
(5) Owned 25% by Royal Gold, Inc.
(6) Owned 67% by Royal Gold, Inc.

56
EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-18943) and on Form S-8 (No. 33-33369) of Royal Gold, Inc. of our report dated August 11, 2003, relating to the consolidated financial statements, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Denver, Colorado August 28, 2003

57
Exhibit 31 (a)

Royal Gold, Inc. Section 302 Certification Certification of the Chairman and Chief Executive Officer

I, Stanley Dempsey, certify that:

(1)	I have reviewed this Annual Report on Form 10-K of Royal Gold, Inc.:

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)

The registrant's other certifying officers and I, have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

58
(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 29, 2003

/s/ Stanley Dempsey Stanley Dempsey Chairman and Chief Executive Officer

59
Exhibit 31 (b)

Royal Gold, Inc. Section 302 Certification Certification of the Vice President and Chief Financial Officer (Chief Accounting Officer)

I, John Skadow, certify that:

(1) I have reviewed this Annual Report on Form 10-K of Royal Gold, Inc.;

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements and other financial information included in this report fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

(4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and audit committee of the board of directors (or persons performing the equivalent functions):

60
(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 29, 2003

/s/ John Skadow John Skadow Vice President and Chief Financial Officer (Chief Accounting Officer)
61
Exhibit 32

Royal Gold, Inc.
Written Statement of Chairman and Chief Executive Officer, and
Vice President and Chief Financial Officer
Pursuant to Section 906
of the Sarbanes-Oxley Act 2002 (18 U.S.C. Section 1350)

The undersigned, the Chairman and Chief Executive Officer, and the Chief Financial Officer of Royal Gold, Inc. (the "Company"), each hereby certifies that, to his knowledge, on the date hereof:

(a)

the Annual Report on Form 10-K of the Company for the year ended June 30, 2003, filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 29, 2003

/s/ Stanley Dempsey Stanley Dempsey Chairman and Chief Executive Officer

August 29, 2003

/s/ John Skadow John Skadow Vice President and Chief Financial Officer (Chief Accounting Officer)
62