Form 10-Q
period 2003-09-30
ROYAL GOLD INC
filed 2003-11-12
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the period ended September 30, 2003

Commission File Number 0-5664

(a Delaware corporation)

Royal Gold, Inc.

1660 Wynkoop Street, Suite 1000
Denver, Colorado 80202-1132
(303) 573-1660
(Name, State of Incorporation, Address and Telephone Number)

I.R.S. Employer Identification Number 84-0835164

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 20,778,359 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 31, 2003.

Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)

ASSETS

	September 30,	June 30,
	2003	2003

Current assets
Cash and equivalents	$35,395,228	$33,485,543
Royalty receivables	3,401,711	3,125,437
Prepaid expenses and other	260,867	190,568

Total current assets	39,057,806	36,801,548
Royalty interests in mineral properties, net	42,661,921	43,559,743
Available for sale securities	349,875	457,584
Deferred tax asset	4,767,815	5,454,500
Other assets	115,127	85,297

Total assets	$86,952,544	$86,358,672

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Balance Sheets Continued (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2003	2003

Current liabilities
Accounts payable	$990,531	$1,126,591
Dividend payable	—	1,032,735
Accrued compensation	300,000	200,000
Other	189,614	146,655

Total current liabilities	1,480,145	2,505,981
Deferred tax liability	8,526,245	8,746,702
Other liabilities	106,889	113,489
Commitments and contingencies (note 6)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 20,997,783 and 20,883,914 shares, respectively	209,977	208,838
Additional paid-in capital	101,222,270	100,612,048
Accumulated other comprehensive income	(42,746)	64,963
Accumulated deficit	(23,453,364)	(24,796,477)

	77,936,137	76,089,372

Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	76,839,265	74,992,500

Total liabilities and stockholders’ equity	$86,952,544	$86,358,672

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Three Months Ended

	September 30,	September 30,
	2003	2002

Royalty revenues	$4,181,485	$3,366,172
Costs and expenses
Costs of operations	335,148	266,987
General and administrative	585,687	444,185
Exploration and business development	522,439	93,021
Depreciation and depletion	914,891	633,838

Total costs and expenses	2,358,165	1,438,031

Operating income	1,823,320	1,928,141

Interest and other income	89,003	69,897
Interest and other expense	(29,277)	(31,981)

Income before income taxes	1,883,046	1,966,057
Current tax expense	(73,705)	(39,319)
Deferred tax expense	(466,228)	(501,233)

Net income	$1,343,113	$1,425,505

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	(107,709)	(78,798)

Comprehensive income	$1,235,404	$1,346,707

Basic earnings per share	$0.06	$0.08

Basic weighted average shares outstanding	20,696,816	18,637,271
Diluted earnings per share	$0.06	$0.07

Diluted weighted average shares outstanding	21,099,580	19,130,373

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended

	September 30,	September 30,
	2003	2002

Cash flows from operating activities
Net income	$1,343,113	$1,425,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	914,891	633,838
Deferred tax expense	466,228	501,233
Other	—	34,469
(Increase) decrease in:
Royalty receivables	(276,274)	79,523
Prepaid expenses and other assets	(70,299)	(3,877)
Increase (decrease) in:
Accounts payable and accrued liabilities	2,275	452,993
Other liabilities	(6,600)	(1,644)

Total adjustments	1,030,221	1,696,535

Net cash provided by operating activities	$2,373,334	$3,122,040

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended

	September 30,	September 30,
	2003	2002

Cash flows from investing activities
Capital expenditures for property and equipment	$(42,275)	$(2,267)

Net cash used in investing activities	(42,275)	(2,267)

Cash flows from financing activities:
Dividends	(1,032,735)	(1,354,022)
Proceeds from issuance of common stock	611,361	14,130,964

Net cash provided by (used in) financing activities	(421,374)	12,776,942

Net increase in cash and equivalents	1,909,685	15,896,715

Cash and equivalents at beginning of period	33,485,543	11,104,140

Cash and equivalents at end of period	$35,395,228	$27,000,855

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Royal Gold, Inc. and its consolidated subsidiaries. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly, in all material respects, our financial results for the interim periods presented. For a more complete understanding of the business and operations of Royal Gold, Inc., please refer to our Annual Report on Form 10-K for the period ended June 30, 2003.

1.	GENERAL

The unaudited consolidated financial statements as of September 30, 2003, and for the three months ended September 30, 2003 and 2002, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K as of June 30, 2003.

We are engaged in the acquisition and management of precious metals royalties and in the exploration and development of precious metals properties.

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and can be expected to be derived from royalty interests. We do not conduct mining operations.

Notes to Consolidated Financial Statements (Unaudited)

2.	STOCKHOLDER’S EQUITY AND STOCK OPTION COMPENSATION

During the three months ended September 30, 2003, options to purchase 114,364 shares were exercised, resulting in proceeds of $ 611,361.

We measure compensation cost as prescribed by APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. No compensation cost related to the granting of stock options has been recognized in the financial statements as the exercise price of all option grants was equal to the market price of our Common Stock at the date of grant. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (“SFAS 123”). SFAS 123 defines a “fair value” based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and per share amounts would have been recorded:

	For The Three Months Ended

	September 30,	September 30,
	2003	2002

Net income, as reported	$1,343,113	$1,425,505
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(508,603)	(22,460)

Pro forma net income	$834,510	$1,403,045

Earnings per share:
Basic, as reported	$0.06	$0.08

Basic, pro forma	$0.04	$0.08

Diluted, as reported	$0.06	$0.07

Diluted, pro forma	$0.04	$0.07

Notes to Consolidated Financial Statements (Unaudited)

3.	ROYALTY INTERESTS IN MINERAL PROPERTIES

		Accumulated
		Depletion &
	Gross	Amortization	Net

As of September 30, 2003
Production stage royalty interests:
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,231,869)	3,873,151
NVR1	2,135,107	(1,004,793)	1,130,314
Bald Mountain	1,978,547	(1,740,804)	237,743
SJ Claims	20,788,444	(1,045,326)	19,743,118
Carlin East mine	1,642,757	(554,878)	1,087,879
Martha mine	172,810	(100,212)	72,598

	34,822,685	(8,677,882)	26,144,803
Development stage royalty interests:
Leeville	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville	2,305,845	(135,599)	2,170,246
Carlin East mine	133,052	(26,598)	106,454

	2,438,897	(162,197)	2,276,700

Total royalty interest in mineral properties	$51,502,000	$(8,840,079)	$42,661,921

Notes to Consolidated Financial Statements (Unaudited)

		Accumulated
		Depletion &
	Gross	Amortization	Net

As of June 30, 2003
Production stage royalty interests:
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,042,730)	4,062,290
NVR1	2,135,107	(929,805)	1,205,302
Bald Mountain	1,978,547	(1,729,643)	248,904
SJ Claims	20,788,444	(678,557)	20,109,887
Carlin East mine	1,642,757	(380,185)	1,262,572
Martha mine	172,810	(100,212)	72,598

	34,822,685	(7,861,132)	26,961,553
Development stage royalty interests:
Leeville	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville	2,305,845	(67,819)	2,238,026
Carlin East mine	133,052	(13,306)	119,746
Mule Canyon	—	—	—

	2,438,897	(81,125)	2,357,772

Total royalty interest in mineral properties	$51,502,000	$(7,942,257)	$43,559,743

Presented below is a discussion of the status of each of our royalty interests in mineral properties.

Pipeline Mining Complex

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

Notes to Consolidated Financial Statements (Unaudited)

SJ Claims

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

Leeville – Leeville is an underground mine currently under development by Newmont Mining Corporation. Newmont has announced that production at Leeville will begin in late 2005.

Carlin East mine – Carlin East is an underground mine currently under production by Newmont Mining Corporation.

Martha mine

We own a 2% NSR royalty on the Martha mine located in Argentina, operated by Coeur d’Alene Mining Corporation.

4.	AVAILABLE FOR SALE SECURITIES

We hold equity positions in a number of mining and exploration companies. We recorded an unrealized loss of $107,709 in these securities for the three months ended September 30, 2003, which resulted in accumulated other comprehensive loss of $42,746 as of September 30, 2003. We recorded an unrealized loss of $78,798 on these securities for the three months ended September 30, 2002.

Notes to Consolidated Financial Statements (Unaudited)

5.	EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended September 30, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$1,343,113	20,696,816	$0.06
Effect of dilutive securities		402,764

Diluted EPS	$1,343,113	21,099,580	$0.06

	For The Three Months Ended September 30, 2002
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$1,425,505	18,637,271	$0.08
Effect of dilutive securities		493,102

Diluted EPS	$1,425,505	19,130,373	$0.07

6.	COMMITMENTS AND CONTINGENCIES

RG Russia

On June 20, 2003, through a newly formed wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, who holds an exploration license granted by the Russian government. We have committed to provide exploration funding totaling $1.3 million over a period not to exceed 24 months in return for which we received a 1% NSR royalty.

As of September 30, 2003, we have funded $661,500 of the committed $1.3 million. We have expensed the initial funding amount as a component of Exploration and Business Development in the accompanying financial statements. We expect to fund the balance of the commitment prior to June of 2005.

Notes to Consolidated Financial Statements (Unaudited)

Casmalia

On March 24, 2000, the United States Environmental Protection Agency (“EPA”) notified Royal Gold and 92 other entities that they were considered potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“Superfund”), at the Casmalia Resources Hazardous Waste Disposal Site (the “Site”) in Santa Barbara County, California. EPA’s allegation that Royal Gold was a PRP was based on the disposal of allegedly hazardous petroleum exploration wastes at the site by Royal Gold’s predecessor, Royal Resources, Inc., during 1983 and 1984.

After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States intending to settle their liability for the United States’ past and future clean-up costs incurred at the site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, our share of the $25.3 million settlement amount was $107,858, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States on May 9, 2003. The United States may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States’ total clean-up costs at the site significantly exceed the expected cost of approximately $272 million. We believe this to be a remote possibility; therefore, we consider our potential liability to the United States to be resolved.

The Partial Consent Decree does not resolve Royal Gold’s potential liability to the State of California (“State”) for its response costs or for natural resource damages arising from the Site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified Royal Gold and the rest of the PRP group that participated in the settlement with the United States that the State would be seeking response costs totaling approximately $12.5 million from them. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, we will be liable for 0.438% of any settlement amount. However, we expect that our share of liability will be completely covered by a $15 million, zero-deductible insurance policy that the PRP group purchased specifically to protect itself from claims such as that brought by the State.

7.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively.

Notes to Consolidated Financial Statements (Unaudited)

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”, that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, otherwise at the beginning of the first interim period beginning after June 15, 2003 and was to be applied prospectively. However, on October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable non-controlling interests. These provisions require that mandatorily redeemable interests within the scope of SFAS 150 be classified as the liability on the parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity Project or Phase II of the FASB’s Business Combinations Project. The Board also decided to (i) preclude any “early” adoption of the provisions of paragraph 9 and 10 for theses non-controlling interests during the deferral period, and (ii) require the restatement of any financial statements that have been issued where these provisions were applied to mandatorily redeemable non-controlling interests. SFAS 150 is not expected to have any impact on our financial position or results of operations.

8.	MILOS GOLD

During the first quarter of fiscal 2004, we initiated the process of terminating our interests in the Milos Gold project, which were held through our earned right to a 25% interest in Geological Exploration and Development S.A., or GED. We expect that our interests in GED will be terminated during our second quarter. As all related expenditures have been expensed as incurred, the termination will have no impact on our financial position or results of operations.

9.	SUBSEQUENT EVENT

On November 11, 2003, we declared a quarterly dividend of $0.0375 per share that is payable on January 16, 2004, to shareholders of record at the close of business on January 2, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important note about forward-looking statements: With the exception of historical matters, this quarterly report on Form 10-Q contains forward-looking statements and other information relating to us that are based on our beliefs and assumptions as well as information currently available to management. Forward-looking statements include statements regarding projected cash flows, projected production levels, settlement of the Casmalia matter, planned levels of expenditures and predictions about our future growth. Forward-looking statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from the projections incorporated herein include changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ability to reach a definitive court approved settlement of the Casmalia matter, as well as other factors described elsewhere in this report and in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. Most of these factors are beyond the Company’s ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

OVERVIEW

Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquisition and management of precious metals royalties.

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations. During the 2003 fiscal year, we focused on the acquisition of royalty interests, rather than the creation of royalty interests through exploration. We expect that this emphasis on acquisition and royalty financing, rather than exploration, will continue in the future.

Our principal mineral property interests are:

–	two sliding-scale gross smelter returns, or GSR, royalty interests;

–	one fixed GSR royalty interest; and

–	one net value royalty interest,

all relating to a mining complex known as the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits, operated by the Cortez Joint Venture;

–	one 1.8% NSR royalty on the majority of the Leeville Project, which includes a portion of the Carlin East mine, operated by Newmont Mining Corporation; and

–	one 0.9% NSR royalty on the SJ Claims, which covers a portion of the Goldstrike mine operated by Barrick Gold Corporation.

Our other producing royalty interests include a 1.75 % NSR royalty interest covering a portion of the Bald Mountain mine, operated by Placer Dome U.S. Inc., and a 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha mine, which is operated by Coeur d’Alene Mines Corporation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, as of September 30, 2003, we own interests in the following exploration stage properties:

–	A 5% NSR royalty interest on a portion of the Mule Canyon project, located in Lander County, Nevada.

–	A 14% net profits interest royalty on the Buckhorn South project, located in Eureka County, Nevada.

–	A 1% NSR royalty interest on the Long Valley gold project, located in eastern California.

–	A 1% carried working interest, equal to a 1% NSR royalty, on possible production of precious metals on an exploration property in Russia.

–	A 2% NSR royalty on a number of exploration properties in Santa Cruz Province, Argentina, currently under evaluation by a joint venture, which includes Yamana Gold, Inc., Compania de Minas Buenaventura S.A.A. and Mauricio Hochschild S.A.C.

–	Royalty interests on five non-operating exploration projects in Nevada.

–	A 25% equity interest in a gold exploration project on the Greek island of Milos (which we are in the process of terminating).

During the quarter ended September 30, 2003, we generated royalty revenues of $3,516,745 from the Pipeline Mining Complex, representing 84% of our total revenues. In addition, we generated royalty revenue of $171,846 from the Leeville Project, $414,839 from the SJ Claims, $65,071 from the Bald Mountain mine, and $12,984 from the Martha mine. The Leeville Project is an underground operation, currently under development by Newmont Mining Corporation. Newmont has announced its intention to initiate production at Leeville during the fourth quarter of calendar 2005. Current production on the Leeville Project ground is derived from underground production on the Carlin East deposit, also operated by Newmont.

We also provide, through two wholly-owned subsidiaries, Denver Mining Finance Company and Environmental Strategies, Inc., financial, operational, and environmental consulting services to the mining industry and to companies serving the mining industry. During fiscal 2003, 2002 and 2001, we did not generate material income from consulting services.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2003, Compared to Quarter Ended September 30, 2002

For the quarter ended September 30, 2003, we recorded net earnings of $1,343,113, or $0.06 per basic share, as compared to net earnings of $1,425,505, or $0.08 per basic share, for the quarter ended September 30, 2002.

For the quarter ended September 30, 2003, we received total royalty revenues of $4,181,485, consisting of $3,516,745 from our royalties at the Pipeline Mining Complex, $414,839 from the SJ Claims, $171,846 from the Leeville Project royalties, $65,071 from Bald Mountain and $12,984 from the Martha mine, compared to total royalty revenues of $3,366,172, for the quarter ended September 30, 2002. This increase resulted from a higher sliding-scale royalty rate of 3.4%, due to an average gold price above $350 per ounce for the period, from the Pipeline Mining Complex and the addition of revenues from the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SJ Claims and Leeville Project royalties, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002.

Cost of operations increased to $335,148 for the quarter ended September 30, 2003 compared to $266,987 for the quarter ended September 30, 2002. This increase was primarily related to Nevada net proceeds tax expenditures associated with the increased royalty revenues. Costs of operations associated with the acquired SJ Claims and Leeville Project royalties also contributed to the increase.

General and administrative expenses increased to $585,687 for the quarter ended September 30, 2003 from $444,185 for the quarter ended September 30, 2002, due to increased staffing levels and associated employee costs.

Exploration and business development expenses increased to $522,439 for the quarter ended September 30, 2003, from $93,021 for the quarter ended September 30, 2002. This increase was due to expenditures of $250,000 with respect to our funding of exploration in Russia, resulting in total funding to date of $661,500, combined with exploration and lease maintenance costs associated with our portfolio of gold exploration properties in Nevada that we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002.

Depreciation and depletion increased to $914,891 for the quarter ended September 30, 2003 from $633,838 for the quarter ended September 30, 2002, primarily due to depletion related to the SJ Claims and Leeville Project royalties, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002. This increase was partially offset by lower depletion rates at our Pipeline Mining Complex royalties.

Interest and other income increased to $89,003 for the quarter ended September 30, 2003 from $69,897 for the quarter ended September 30, 2002, primarily due to increased funds available for investing, offset by lower interest rates.

The deferred tax expense for the quarter ended September 30, 2003 of $466,228 reflects the utilization of the deferred tax asset in recognition of the application of the net operating loss carryforwards against current income, partially offset by a reduction of the deferred tax liability resulting from depletion of the SJ Claims and Leeville properties.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had current assets of $39,057,806 compared to current liabilities of $1,480,145 for a current ratio of 26 to 1. This compares to current assets of $30,112,661 and current liabilities of $1,400,797 at September 30, 2002, resulting in a current ratio of 21 to 1.

During the three months ended September 30, 2003, liquidity needs were met from $4,181,485 in royalty revenues, $611,361 from common stock issuances, our available cash resources, and interest and other income of $89,003.

For calendar 2003, based on information obtained from the operator, we anticipate production of approximately 1 million ounces of gold at the Pipeline Mining Complex, 395,866 ounces from the SJ Claims, 110,000 ounces from the Leeville project royalties and 53,546 ounces from Bald Mountain. Production attributable to our royalties during the three months ended September 30, 2003 at the Pipeline Mining Complex was approximately 219,901 ounces of gold, 140,203 ounces at SJ Claims, 27,275 ounces at the Leeville project and 10,288 ounces at Bald Mountain.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have a $10 million line of credit from HSBC that may be used to acquire producing royalties. Any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. As of September 30, 2003, no funds have been drawn under the line of credit.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions, and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing business development activities. In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”, that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, otherwise at the beginning of the first interim period beginning after June 15, 2003 and was to be applied prospectively. However, on October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable non-controlling interests. These provisions require that mandatorily redeemable interests within the scope of SFAS 150 be classified as the liability on the parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity Project or Phase II of the FASB’s Business Combinations Project. The Board also decided to (i) preclude any “early” adoption of the provisions of paragraph 9 and 10 for these non-controlling interests during the deferral period, and (ii) require the restatement of any financial statements that have been issued where these provisions were applied to mandatorily redeemable non-controlling interests. SFAS 150 is not expected to have any impact on our financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $256 per ounce and $391 per ounce.

During the three-month period ended September 30, 2003, we reported royalty revenues of $4,181,485, with an average gold price for the period of $363 per ounce. The Company’s GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of the Company’s revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in the Company’s Annual Report on Form 10-K. For the September 30, 2003 quarter, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), the Company would have recorded an increase in revenues or a decrease in revenues of approximately $470,000 or $580,000, respectively. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and our chief accounting officer, based on their evaluation of our disclosure controls and procedures as of September 30, 2003, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 5. OTHER INFORMATION

One of our directors, Edwin W. Peiker, Jr., has informed us that a partnership of which he is a general partner has established a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of the partnership’s holdings of our common stock. The plan provides for monthly stock sales, and does not prohibit either Mr. Peiker or the partnership from executing additional transactions with respect to our stock. A copy of the written plan is filed as Exhibit 99.1 hereto.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Rule 10b5-1 Sales Plan

(b)	Reports on Form 8-K

Form 8-K filed August 12, 2003

Form 8-K filed September 3, 2003

Form 8-K filed November 12, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 12, 2003	By:	/s/ Stanley Dempsey

Stanley Dempsey
Chairman and Chief Executive Officer

Date: November 12, 2003	By:	/s/ Stefan Wenger

Stefan Wenger
Treasurer and Chief Accounting Officer

Index to Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Rule 10b5-1 Sales Plan