Form 10-Q
period 2003-12-31
ROYAL GOLD INC
filed 2004-02-13
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the period ended December 31, 2003

Commission File Number 0-5664

(a Delaware corporation)

Royal Gold, Inc.
1660 Wynkoop Street, Suite 1000
Denver, Colorado 80202-1132
(303) 573-1660
(Name, State of Incorporation, Address and Telephone Number)

I.R.S. Employer Identification Number 84-0835164

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at January 31, 2004

$0.01 Par Value	20,783,359 Shares

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

ASSETS

	December 31,	June 30,
	2003	2003

Current assets
Cash and equivalents	$38,757,146	$33,485,543
Royalty receivables	4,312,124	3,125,437
Current deferred tax asset	3,090,703	—
Prepaid expenses and other	287,452	190,568

Total current assets	46,447,425	36,801,548

Royalty interests in mineral properties, net	41,897,803	43,559,743
Available for sale securities	561,741	457,584
Deferred tax asset	137,844	5,454,500
Other assets	121,193	85,297

Total assets	$89,166,006	$86,358,672

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Balance Sheets Continued (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2003	2003

Current liabilities
Accounts payable	$1,329,532	$1,126,591
Dividend payable	779,377	1,032,735
Accrued compensation	366,500	200,000
Other	228,413	146,655

Total current liabilities	2,703,822	2,505,981
Deferred tax liability	7,685,402	8,746,702
Other liabilities	100,289	113,489
Commitments and contingencies (note 6)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 21,012,583 and 20,883,914 shares, respectively	210,125	208,838
Additional paid-in capital	101,348,938	100,612,048
Accumulated other comprehensive income	169,578	64,963
Accumulated deficit	(21,955,276)	(24,796,477)

	79,773,365	76,089,372

Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	78,676,493	74,992,500

Total liabilities and stockholders’ equity	$89,166,006	$86,358,672

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Three Months Ended

	December 31,	December 31,
	2003	2002

Royalty revenues	$5,083,461	$3,117,384
Costs and expenses
Costs of operations	347,183	315,126
General and administrative	779,009	537,641
Exploration and business development	250,635	150,747
Depreciation and depletion	786,039	515,109

Total costs and expenses	2,162,866	1,518,623

Operating income	2,920,595	1,598,761

Interest and other income	100,681	121,779
Interest and other expense	(29,001)	(37,837)

Income before income taxes	2,992,275	1,682,703
Current tax expense	(16,385)	(33,654)
Deferred tax expense	(698,425)	(416,704)

Net income	$2,277,465	$1,232,345

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	212,324	55,977

Comprehensive income	$2,489,789	$1,288,322

Basic earnings per share	$0.11	$0.06

Basic weighted average shares outstanding	20,778,772	19,443,692
Diluted earnings per share	$0.11	$0.06

Diluted weighted average shares outstanding	21,147,687	20,022,836

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Six Months Ended

	December 31,	December 31,
	2003	2002

Royalty revenues	$9,264,946	$6,483,556
Costs and expenses
Costs of operations	674,458	582,113
General and administrative	1,364,695	981,826
Exploration and business development	780,948	243,768
Depreciation and depletion	1,700,931	1,148,946

Total costs and expenses	4,521,032	2,956,653

Operating income	4,743,914	3,526,903

Interest and other income	189,684	191,676
Interest and other expense	(58,278)	(69,817)

Income before income taxes	4,875,320	3,648,762
Current tax expense	(90,090)	(72,975)
Deferred tax expense	(1,164,653)	(917,937)

Net income	$3,620,577	$2,657,850

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	104,615	(22,821)

Comprehensive income	$3,725,192	$2,635,029

Basic earnings per share	$0.17	$0.14

Basic weighted average shares outstanding	20,737,794	19,040,482
Diluted earnings per share	$0.17	$0.14

Diluted weighted average shares outstanding	21,122,464	19,582,186

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended

	December 31,	December 31,
	2003	2002

Cash flows from operating activities
Net income	$3,620,577	$2,657,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	1,700,931	1,148,946
Deferred tax expense	1,164,653	917,937
Realized loss on put option contracts	—	71,564
(Increase) decrease in:
Royalty receivables	(1,186,687)	492,752
Prepaid expenses and other assets	(96,447)	(79,711)
Increase (decrease) in:
Accounts payable and accrued liabilities	435,962	497,525
Other liabilities	(13,200)	(3,288)

Total adjustments	2,005,212	3,045,725

Net cash provided by operating activities	$5,625,789	$5,703,575

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows Continued (Unaudited)

	For The Six Months Ended

	December 31,	December 31,
	2003	2002

Cash flows from investing activities
Acquisition	$—	$(1,298,050)
Capital expenditures for property and equipment	(59,628)	(3,997)

Net cash used in investing activities	(59,628)	(1,302,047)

Cash flows from financing activities:
Dividends	(1,032,735)	(1,354,022)
Proceeds from issuance of common stock	738,177	14,165,215

Net cash provided by (used in) financing activities	(294,558)	12,811,193

Net increase in cash and equivalents	5,271,603	17,212,721

Cash and equivalents at beginning of period	33,485,543	11,104,140

Cash and equivalents at end of period	$38,757,146	$28,316,861

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

1. GENERAL

The unaudited consolidated financial statements as of December 31, 2003, and for the three and six months ended December 31, 2003 and 2002, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

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

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of interests to other mining companies. Substantially all of our revenues are and can be expected to be derived from royalty interests. We do not conduct mining operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.     STOCKHOLDERS’ EQUITY AND STOCK OPTION COMPENSATION

During the six months ended December 31, 2003, options to purchase 129,164 shares were exercised, resulting in proceeds of $738,177.

We measure compensation cost as prescribed by APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. No compensation cost related to the granting of stock options has been recognized in the financial statements as the exercise price of all option grants was equal to the market price of the Company’s Common Stock at the date of grant. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (“SFAS 123”). SFAS 123 defines a “fair value” based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and per share amounts would have been recorded.

	For The Three Months Ended		For the Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Net income, as reported	$2,277,465	$1,232,345	$3,620,577	$2,657,850
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(180,104)	(458,072)	(688,707)	(514,168)

Pro forma net income	$2,097,361	$774,273	$2,931,870	$2,143,682

Earnings per share:
Basic, as reported	$0.11	$0.06	$0.17	$0.14

Basic, pro forma	$0.10	$0.04	$0.14	$0.11

Diluted, as reported	$0.11	$0.06	$0.17	$0.14

Diluted, pro forma	$0.10	$0.04	$0.14	$0.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. ROYALTY INTERESTS IN MINERAL PROPERTIES

		Accumulated
		Depletion &
	Gross	Amortization	Net

As of December 31, 2003:
Production stage royalty interests:
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,418,539)	3,686,481
NVR1	2,135,107	(1,096,244)	1,038,863
Bald Mountain	1,978,547	(1,752,579)	225,968
SJ Claims	20,788,444	(1,258,488)	19,529,956
Carlin East mine	1,642,757	(692,042)	950,715
Martha mine	172,810	(143,004)	29,806

	34,822,685	(9,360,896)	25,461,789
Development stage royalty interests:
Leeville	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville	2,305,845	(203,396)	2,102,449
Carlin East mine	133,052	(39,905)	93,147

	2,438,897	(243,301)	2,195,596

Total royalty interest in mineral properties	$51,502,000	$(9,604,197)	$41,897,803

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Accumulated
		Depletion &
	Gross	Amortization	Net

As of June 30, 2003:
Production stage royalty interests:
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,042,730)	4,062,290
NVR1	2,135,107	(929,805)	1,205,302
Bald Mountain	1,978,547	(1,729,643)	248,904
SJ Claims	20,788,444	(678,557)	20,109,887
Carlin East mine	1,642,757	(380,185)	1,262,572
Martha mine	172,810	(100,212)	72,598

	34,822,685	(7,861,132)	26,961,553
Development stage royalty interests:
Leeville	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville	2,305,845	(67,819)	2,238,026
Carlin East mine	133,052	(13,306)	119,746

	2,438,897	(81,125)	2,357,772

Total royalty interest in mineral properties	$51,502,000	$(7,942,257)	$43,559,743

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

Bald Mountain

We own a 1.75% to 3.5% sliding-scale net smelter returns, or NSR, royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% around a gold price of $500 per ounce. We also own a 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha mine, which is operated by Coeur d’Alene Mines Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SJ Claims

We own a 0.9% NSR on the SJ Claims that covers a portion of the Betze-Post open pit at the Goldstrike mine, in Eureka County, Nevada. The Goldstrike mine is operated by Barrick Gold Corporation.

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

Leeville – We carry our interest in the proven and probable reserves at the Leeville project as a development stage royalty interest, which will be depleted using the units of production method over the life of the property. This method is estimated using proven and probable reserves. We carry our interest in the non-reserve portion of the Leeville project as an exploration stage royalty interest, which is amortized on a straight-line basis over an estimated life of eight years, using an estimated residual value of zero.

Carlin East mine –We carry our interest in the non-reserve portion of the Carlin East mine as an exploration stage royalty interest, which is amortized on a straight-line basis over an estimated remaining life of two years, using an estimated residual value of zero.

Martha Mine

We own a 2% NSR royalty on the Martha mine located in Argentina, operated by Coeur d’Alene Mining Corporation.

4. AVAILABLE FOR SALE SECURITIES

We hold equity positions in a number of mining and exploration companies. We recorded an unrealized gain of $104,615 in these securities for the six months ended December 31, 2003, which resulted in accumulated other comprehensive gain of $169,578 as of December 31, 2003. We recorded an unrealized loss of $22,821 on these securities for the six months ended December 31, 2002.

5. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Six Months Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$3,620,577	20,737,794	$0.17
Effect of dilutive securities		384,670

Diluted EPS	$3,620,577	21,122,464	$0.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At December 31, 2003, 50,000 options to purchase shares of common stock, at an average purchase price of $23.73 per share, were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

	For The Six Months Ended December 31, 2002
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$2,657,850	19,040,482	$0.14
Effect of dilutive securities		541,704

Diluted EPS	$2,657,850	19,582,186	$0.14

At December 31, 2002, 35,000 options to purchase shares of common stock, at an average purchase price of $19.97 per share, were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

	For The Three Months Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$2,277,465	20,778,772	$0.11
Effect of dilutive securities		368,915

Diluted EPS	$2,277,465	21,147,687	$0.11

At December 31, 2003, 50,000 options to purchase shares of common stock, at an average purchase price of $23.73 per share, were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

	For The Three Months Ended December 31, 2002
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$1,232,345	19,443,692	$0.06
Effect of dilutive securities		579,144

Diluted EPS	$1,232,345	20,022,836	$0.06

At December 31, 2002, 35,000 options to purchase shares of common stock, at an average price of $19.97 per share, were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of these common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

RG Russia

On June 20, 2003, through a newly formed wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, which holds an exploration license granted by the Russian government. We have committed to provide exploration funding totaling $1.3 million over a period not to exceed 24 months in return for which we received a 1% NSR royalty.

As of December 31, 2003, we have funded $661,500 of the committed $1.3 million. We have expensed the initial funding amount as a component of Exploration and Business Development in the accompanying financial statements. We expect to fund the balance of the commitment prior to June 2005.

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

7. INCOME TAXES

As of December 31, 2003, we had $3,090,703 of deferred tax assets associated with net operating loss carryforwards which has been reclassified as a current asset on the balance sheet. This reclassification is based on the reassessment as of December 31, 2003 of our utilization of net operating loss carryforwards within the next twelve months at a gold price of $350 per ounce compared to a gold price of $300 per ounce as of June 30, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. HIGH DESERT EXPLORATION PROPERTIES

During the second quarter of fiscal 2004, we assigned some of our non-producing gold exploration properties in Nevada, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002. As of December 31, 2003, we have assigned four properties, dropped one property and we continue to hold two remaining properties. We have retained a 0.75% NSR royalty on precious metals production from each of the four assigned properties. The four assigned exploration properties were allocated no carrying value at the time of their acquisition in December 2002. The retained royalty interests accordingly do not have any carrying value due to the exploration stage nature of the properties. We have no further obligations with respect to the four assigned properties. We are in discussions regarding the assignment of the two remaining properties.

9. MILOS GOLD

During the second quarter of fiscal 2004, we terminated our interest in the Milos Gold project, which was held through our earned right to a 25% interest in Geological Exploration and Development S.A. All exploration expenses relating to our interest in the Milos Gold project have previously been expensed and therefore, there was no effect on our financial position or results of operations resulting from the termination of our interest.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have any impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003, and was to be applied prospectively. However, on October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable non-controlling interests. These provisions require that mandatorily redeemable interests within the scope of SFAS 150 be classified as the liability on the parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity Project or Phase II of the FASB’s Business Combinations Project. The FASB also decided to (i) preclude any “early” adoption of the provisions of paragraph 9 and 10 for theses non-controlling interests during the deferral period, and (ii) require the restatement of any financial statements that have been issued where these provisions were applied to mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have any impact on our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important note about forward-looking statements: With the exception of historical matters, this quarterly report on Form 10-Q contains forward-looking statements and other information relating to us that are based on our beliefs and assumptions as well as information currently available to management. Forward-looking statements include statements regarding sources of liquidity, the operator’s announced plans for commencement of production at the Leeville Project and settlement of the Casmalia matter. Forward-looking statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from the projections herein include changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ability to reach a definitive court approved settlement of the Casmalia matter, as well as other factors described elsewhere in this report and in other filings made by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

OVERVIEW

Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquisition and management of precious metals royalties.

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations. During the first six months of fiscal 2004, we focused on the creation of royalty interests through exploration and also the acquisition of royalty interests.

Our financial results are closely tied to the price of gold. During the three months ended December 31, 2003, the price of gold averaged $391 per ounce compared with an average price of $321 per ounce for the comparable prior year period. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex was calculated at a rate of 4.0% compared with 2.6% during the prior year. This increase in our sliding-scale royalty rate contributed to increased revenues of $5,083,461 during the quarter ended December 31, 2003 compared with revenues of $3,117,384 during the comparative prior year quarter.

Our principal mineral property interests are:

–	two sliding-scale gross smelter return, or GSR, royalty interests;

–	one fixed GSR royalty interest; and

–	one net value royalty interest,

all relating to a mining complex known as the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits, operated by the Cortez Joint Venture;

–	one 1.8% NSR royalty on the majority of the Leeville Project, which includes a portion of the Carlin East mine, operated by Newmont Mining Corporation; and

–	one 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit at the Goldstrike mine operated by Barrick Gold Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our other producing royalty interests include a 1.75 % to 3.5% NSR sliding-scale royalty interest covering a portion of the Bald Mountain mine, operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2.0% around a gold price of $500 per ounce. We also own a 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha mine, which is operated by Coeur d’Alene Mines Corporation.

In addition, as of December 31, 2003, we own royalty interests in the following exploration stage projects:

–	A 5% NSR royalty interest on a portion of the Mule Canyon project, located in Lander County, Nevada;

–	A 14% net profits interest royalty on the Buckhorn South project, located in Eureka County, Nevada;

–	A 1% NSR royalty interest on the Long Valley gold project, located in eastern California;

–	A 1% NSR royalty, on possible production of precious metals on an exploration property in Russia;

–	A 2% NSR royalty on a number of exploration properties in Santa Cruz Province, Argentina, currently under evaluation by a joint venture, which includes Yamana Gold, Inc., Compania de Minas Buenaventura S.A.A. and Mauricio Hochschild S.A.C.;

–	Royalty interests on nine non-operating exploration projects in Nevada.

During the second quarter of fiscal 2004, we assigned some of our non-producing gold exploration properties in Nevada, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002. As of December 31, 2003, we have assigned four properties, dropped one property and we continue to hold two remaining properties. We have retained a 0.75% NSR royalty on precious metals production from each of the four assigned properties. We have no further obligations with respect to the four assigned properties. We are in discussions regarding the assignment of the two remaining properties.

RESULTS OF OPERATIONS

Quarter Ended December 31, 2003, Compared with Quarter Ended December 31, 2002

For the quarter ended December 31, 2003, we recorded net earnings of $2,277,465, or $0.11 per basic share, as compared to net earnings of $1,232,345, or $0.06 per basic share, for the quarter ended December 31, 2002.

For the quarter ended December 31, 2003, we received total royalty revenues of $5,083,461, at an average gold price of $391 per ounce. Royalty revenues included $4,327,998 from our royalties at the Pipeline Mining Complex, $313,553 from the SJ Claims, $205,783 from the Leeville Project, $74,790 from Bald Mountain and $161,337, reflecting adjustments to royalty payments for production over the past six quarters, from the Martha mine. For the quarter ended December 31, 2002, we received royalty revenues of $3,117,384, at an average gold price of $321 per ounce. This increase in revenue in the quarter ended December 31, 2003 resulted from a higher sliding-scale royalty rate of 4.0%, due to an average gold price above $391 per ounce for the period, from the Pipeline Mining Complex and the addition of revenues from the SJ Claims and Leeville Project royalties, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of operations increased compared to the quarter ended December 31, 2002, primarily due to Nevada net proceeds of mines tax expenditures associated with the increased royalty revenues.

General and administrative expenses of $779,009 for the quarter ended December 31, 2003, increased compared to $537,641 for the quarter ended December 31, 2002, primarily because of costs of approximately $75,000 associated with the shelf registration statements filed with the SEC during the period, approximately $95,000 of increased costs associated with corporate governance and compliance activities and increased costs of approximately $40,000 associated with employee-related expenses due to increased staffing levels.

Exploration and business development expenses increased to $250,635 for the quarter ended December 31, 2003, from $150,747 for the quarter ended December 31, 2002. This increase was due to increased business development activities, including consulting, legal and travel costs, combined with exploration and lease maintenance costs of approximately $49,000 associated with the High Desert exploration properties in Nevada. We anticipate that activity associated with our High Desert exploration properties will decrease in future periods as we complete the assignment of these properties.

Depreciation and depletion increased to $786,039 for the quarter ended December 31, 2003, from $515,109 for the quarter ended December 31, 2002, primarily due to depletion of approximately $431,000 related to the SJ Claims and Leeville Project royalties. This increase was partially offset by lower depletion rates at our Pipeline Mining Complex royalties.

Interest and other income decreased from $121,779 for the quarter ended December 31, 2002, to $100,681 for the quarter ended December 31, 2003, primarily due to lower interest rates offset by an increase in funds available for investing.

The deferred tax expense for the quarter ended December 31, 2003 of $698,425 reflects the utilization of the deferred tax asset in recognition of the application of the net operating loss carryforwards against current income, partially offset by a reduction of the deferred tax liability resulting from depletion of the SJ Claims and Leeville properties.

Six Months Ended December 31, 2003, Compared with Six Months Ended December 31, 2002

For the six months ended December 31, 2003, we recorded net earnings of $3,620,577, or $0.17 per basic share, as compared to net earnings of $2,657,850, or $0.14 per basic share, for the six months ended December 31, 2002.

For the six months ended December 31, 2003, we received total royalty revenues of $9,264,946, at an average gold price of $377 per ounce for the period. Royalty revenues included $7,844,743 from our royalties at the Pipeline Mining Complex, $728,391 from the SJ Claims, $377,630 from the Leeville Project, $139,861 from Bald Mountain and $174,321 from the Martha mine. For the six months ended December 31, 2002, we received royalty revenues of $6,483,556, at an average gold price of $317 per ounce for the period. This increase resulted from higher gold prices, a higher royalty rate due to the higher gold price and the addition of the SJ Claims and Leeville Project royalties, offset by lower ounces produced at the Pipeline Mining Complex.

Cost of operations increased compared to the six months ended December 31, 2002, primarily related to Nevada net proceeds of mines tax expenditures associated with the increased royalty revenues.

General and administrative expenses increased to $1,364,695 for the six months ended December 31, 2003, from $981,826 for the six months ended December 31, 2002, primarily due to costs of approximately $75,000 associated with the shelf registration statements filed with the SEC during the second quarter, approximately $20,000 of costs incurred for Sarbanes-Oxley compliance, approximately

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$45,000 in additional investor relations costs associated with a substantial increase in the number of our shareholders and an increase of approximately $150,000 in employee-related expenses due to increased staffing levels.

Exploration and business development expenses increased to $780,948 for the six months ended December 31, 2003, from $243,768 for the six months ended December 31, 2002. This increase was due to expenditures of $250,000 with respect to our funding of exploration in Russia during the 2003 period, combined with exploration and lease maintenance costs of approximately $190,000 associated with the High Desert exploration properties in Nevada and increased business development activities. We anticipate that activity associated with our High Desert Exploration properties will decrease in future periods as we complete the assignment of these properties.

Depreciation and depletion increased to $1,700,931 for the six months ended December 31, 2003, from $1,148,946 for the six months ended December 31, 2002, primarily due to depletion of approximately $1 million related to the SJ Claims and Leeville Project. This increase was partially offset by lower ounces produced at the Pipeline Mining Complex royalties.

Interest and other income decreased from $191,676 for the six months ended December 31, 2002, to $189,684 for the six months ended December 31, 2003, primarily due to an increase in funds invested, offset by lower interest rates.

The deferred tax expense for the six months ended December 31, 2003, of $1,164,653, reflects the utilization of the deferred tax asset in recognition of the application of the net operating loss carryforwards against current income, partially offset by a reduction of the deferred tax liability resulting from depletion of the SJ Claims and Leeville properties.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had current assets of $46,447,425 compared to current liabilities of $2,703,822 for a current ratio of 17 to 1. This compares to current assets of $36,801,548 and current liabilities of $2,505,981 at June 30, 2003, resulting in a current ratio of 15 to 1. This increase in our current ratio between periods resulted primarily from net cash provided by operating activities of $5.6 million. We continue to have no long-term debt.

During the six months ended December 31 2003, liquidity needs were met from $9,264,946 in royalty revenues, $738,177 from common stock issuances, our available cash resources, and interest and other income of $189,684. During the six months ended December 31, 2003, we paid dividends of $1,032,735. On January 2, 2004, we paid a quarterly dividend of $779,377.

We have a $10 million line of credit from HSBC that may be used to acquire producing royalties. Any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. As of December 31, 2003, no funds have been drawn under the line of credit.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions, and to fund dividends. Since we hold royalty interests rather than operating properties, we do not have material ongoing capital expenditure requirements. Our long-term capital requirements are primarily affected by our ongoing business development activities. In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have any impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003, and was to be applied prospectively. However, on October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable non-controlling interests. These provisions require that mandatorily redeemable interests within the scope of SFAS 150 be classified as the liability on the parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity Project or Phase II of the FASB’s Business Combinations Project. The FASB also decided to (i) preclude any “early” adoption of the provisions of paragraph 9 and 10 for theses non-controlling interests during the deferral period, and (ii) require the restatement of any financial statements that have been issued where these provisions were applied to mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have any impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $256 per ounce and $426 per ounce.

During the three-month period ended December 31, 2003, we reported royalty revenues of $5,083,461, with an average gold price for the period of $391 per ounce. The Company’s GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of the Company’s revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in the Company’s Annual Report on Form 10-K. For the December 31, 2003 quarter, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), the Company would have recorded an increase in revenues or a decrease in revenues of approximately $453,804 or $473,483, respectively. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Accounting Officer, based on their evaluation of our disclosure controls and procedures as of December 31, 2003, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 2003, Royal Gold, Inc. held its 2003 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of October 3, 2003 and the vote with respect to each such matter are set forth below:

1.	To elect directors of Royal Gold, Inc.:

	For	Withheld

Stanley Dempsey	17,072,114	1,490,260
John W. Goth	17,754,527	807,847

2.	To approve the appointment of PricewaterhouseCoopers as the independent public accountants of Royal Gold, Inc. for the fiscal year ending June 30, 2004:

For: 18,486,636	Against: 39,616	Abstain: 36,122

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the SarbaneSarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Indemnification Agreement

(b)	Reports on Form 8-K

Form 8-K filed November 6, 2003

Form 8-K filed November 12, 2003

Form 8-K filed December 1, 2003

Form 8-K filed December 29, 2003

Form 8-K filed February 5, 2004

Form 8-K/A filed February 9, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: February 13, 2004	By:	/s/ Stanley Dempsey

Stanley Dempsey
Chairman and Chief Executive Officer

Date: February 13, 2004	By:	/s/ Stefan Wenger

Stefan Wenger
Treasurer and Chief Accounting Officer

Index to Exhibits

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the SarbaneSarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Indemnification Agreement