Form 10-Q
period 2004-03-31
ROYAL GOLD INC
filed 2004-05-10
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at April 30, 2004

$0.01 Par Value	20,783,359 Shares

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

ASSETS

	March 31,	June 30,
	2004	2003
Current assets
Cash and equivalents	$41,667,029	$33,485,543
Royalty receivables	5,120,922	3,125,437
Current deferred tax asset	1,726,122	—
Prepaid expenses and other	490,704	190,568

Total current assets	49,004,777	36,801,548

Royalty interests in mineral properties, net	41,156,015	43,559,743
Available for sale securities	742,672	457,584
Deferred tax asset	356,211	5,454,500
Other assets	161,533	85,297

Total assets	$91,421,208	$86,358,672

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Balance Sheets Continued (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2004	2003
Current liabilities
Accounts payable	$1,611,272	$1,126,591
Dividend payable	779,377	1,032,735
Accrued compensation	100,000	200,000
Other	314,341	146,655

Total current liabilities	2,804,990	2,505,981
Deferred tax liability	7,583,317	8,746,702
Other liabilities	93,689	113,489
Commitments and contingencies (note 6)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 21,012,583 and 20,883,914 shares, respectively	210,125	208,838
Additional paid-in capital	101,348,938	100,612,048
Accumulated other comprehensive income	260,860	64,963
Accumulated deficit	(19,783,839)	(24,796,477)

	82,036,084	76,089,372

Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	80,939,212	74,992,500

Total liabilities and stockholders’ equity	$91,421,208	$86,358,672

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2004	2003
Royalty revenues	$6,020,841	$5,587,567
Costs and expenses
Costs of operations	418,900	481,983
General and administrative	834,031	476,404
Exploration and business development	150,705	326,373
Depreciation and depletion	762,288	776,036

Total costs and expenses	2,165,924	2,060,796

Operating income	3,854,917	3,526,771

Interest and other income	142,018	98,750
Interest and other expense	(5,512)	(28,601)

Income before income taxes	3,991,423	3,596,920
Current tax expense	(101,963)	(71,939)
Deferred tax expense	(938,646)	(1,051,822)

Net income	$2,950,814	$2,473,159

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	91,282	(117,307)

Comprehensive income	$3,042,096	$2,355,852

Basic earnings per share	$0.14	$0.12

Basic weighted average shares outstanding	20,783,359	20,537,681
Diluted earnings per share	$0.14	$0.12

Diluted weighted average shares outstanding	21,125,284	21,091,023

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2004	2003
Royalty revenues	$15,285,788	$12,083,123
Costs and expenses
Costs of operations	1,093,357	1,064,096
General and administrative	2,198,726	1,470,231
Exploration and business development	931,653	570,140
Depreciation and depletion	2,463,219	1,924,983

Total costs and expenses	6,686,955	5,029,450

Operating income	8,598,833	7,053,673

Interest and other income	331,702	290,426
Interest and other expense	(63,791)	(98,418)

Income before income taxes	8,866,744	7,245,681
Current tax expense	(192,053)	(144,914)
Deferred tax expense	(2,103,299)	(1,969,759)

Net income	$6,571,392	$5,131,008

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	195,897	(140,127)

Comprehensive income	$6,767,289	$4,990,881

Basic earnings per share	$0.32	$0.26

Basic weighted average shares outstanding	20,752,872	19,532,262
Diluted earnings per share	$0.31	$0.26

Diluted weighted average shares outstanding	21,118,405	20,048,206

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities
Net income	$6,571,392	$5,131,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	2,463,219	1,924,983
Deferred tax expense	2,103,299	1,969,759
Realized gain on sale of available for sale securities	(22,778)	—
Put option mark to market	—	208,791
Other	5,642	6,356
(Increase) decrease in:
Royalty receivables	(1,995,485)	(1,748,897)
Prepaid expenses and other assets	(299,730)	7,643
Increase (decrease) in:
Accounts payable and accrued liabilities	504,720	611,525
Other liabilities	(19,800)	(5,879)

Total adjustments	2,739,087	2,974,281

Net cash provided by operating activities	$9,310,479	$8,105,289

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows Continued (Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from investing activities
Proceeds from sale of available for sale securities	$38,642	$—
Acquisition, net of cash acquired of $853,480	—	(1,597,159)
Capital expenditures for property and equipment	(93,700)	(7,004)

Net cash used in investing activities	(55,058)	(1,604,163)

Cash flows from financing activities:
Dividends	(1,812,112)	(2,377,714)
Payments of notes payable	—	(647,649)
Proceeds from issuance of common stock	738,177	14,524,776

Net cash provided by (used in) financing activities	(1,073,935)	11,499,413

Net increase in cash and equivalents	8,181,486	18,000,539

Cash and equivalents at beginning of period	33,485,543	11,104,140

Cash and equivalents at end of period	$41,667,029	$29,104,679

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

1. GENERAL

The unaudited consolidated financial statements as of March 31, 2004, and for the three and nine months ended March 31, 2004 and 2003, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

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

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of interests to other mining companies. Substantially all of our revenues are and can be expected to be derived from royalty interests. We do not conduct mining operations at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. STOCKHOLDERS’ EQUITY AND STOCK OPTION COMPENSATION

During the nine months ended March 31, 2004, options to purchase 129,164 shares were exercised, resulting in proceeds of $738,177. During the nine months ended March 31, 2003, options to purchase 75,804 shares were exercised, resulting in proceeds of $399,776.

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

	For The Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Net income, as reported	$2,950,814	$2,473,159	$6,571,392	$5,131,008
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(77,686)	(22,460)	(766,394)	(228,182)

Pro forma net income	$2,873,128	$2,450,699	$5,804,998	4,902,826

Earnings per share:
Basic, as reported	$0.14	$0.12	$0.32	$0.26

Basic, pro forma	$0.14	$0.12	$0.28	$0.25

Diluted, as reported	$0.14	$0.12	$0.31	$0.26

Diluted, pro forma	$0.14	$0.12	$0.27	$0.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. ROYALTY INTERESTS IN MINERAL PROPERTIES

		Accumulated
		Depletion &
	Gross	Amortization	Net
As of March 31, 2004:
Production stage royalty interests:
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,638,557)	3,466,463
NVR1	2,135,107	(1,176,617)	958,490
Bald Mountain	1,978,547	(1,757,688)	220,859
SJ Claims	20,788,444	(1,443,399)	19,345,045
Carlin East mine	1,775,809	(908,171)	867,638
Martha mine	172,810	(150,366)	22,444

	34,955,737	(10,074,798)	24,880,939
Development stage royalty interests:
Leeville	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville	2,305,845	(271,187)	2,034,658

Total royalty interest in mineral properties	$51,502,000	$(10,345,985)	$41,156,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Accumulated
		Depletion &
	Gross	Amortization	Net
As of June 30, 2003:
Production stage royalty interests:
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,042,730)	4,062,290
NVR1	2,135,107	(929,805)	1,205,302
Bald Mountain	1,978,547	(1,729,643)	248,904
SJ Claims	20,788,444	(678,557)	20,109,887
Carlin East mine	1,642,757	(380,185)	1,262,572
Martha mine	172,810	(100,212)	72,598

	34,822,685	(7,861,132)	26,961,553
Development stage royalty interests:
Leeville	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville	2,305,845	(67,819)	2,238,026
Carlin East mine	133,052	(13,306)	119,746

	2,438,897	(81,125)	2,357,772

Total royalty interest in mineral properties	$51,502,000	$(7,942,257)	$43,559,743

Presented below is a discussion of the status of each of our royalty interests in mineral properties.

Pipeline Mining Complex

We own two sliding-scale gross smelter return royalties (GSR1 and GSR2), a fixed gross royalty (GSR3), and a net value royalty (NVR1) over the Pipeline Mining Complex that includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada.

The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

Bald Mountain

We own a 1.75% to 3.5% sliding-scale net smelter return, or NSR, royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% around a gold price of $500 per ounce.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SJ Claims

We own a 0.9% NSR on the SJ Claims that covers a portion of the Betze-Post open pit mine, at the Goldstrike operation, in Eureka County, Nevada. The Goldstrike operation is operated by Barrick Gold Corporation.

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

We carry our interest in the proven and probable reserves at the Leeville project as a development stage royalty interest, which will be depleted using the units of production method estimated using proven and probable reserves. Amortization of our development stage interest will begin upon commencement of production at Leeville. At that time, the development stage cost basis of Leeville will be reclassified as a production stage royalty interest.

We carry our interest in the non-reserve portion of the Leeville project as an exploration stage royalty interest, which is amortized currently on a straight-line basis over an estimated life of eight years, using an estimated residual value of zero. The eight year estimated life used to amortize the exploration stage component of Leeville is based on current associated proven and probable reserves and projected production rates for the Leeville Project. In the event that future proven and probable reserves are developed at Leeville associated with our interest, the remaining cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods as appropriate.

Effective January 1, 2004, we reclassified our previously recorded Carlin East mine exploration stage royalty interest into the Carlin East production stage royalty interest. This reclassification was a result of updated reserve information reported by the operator.

Martha Mine

We own a 2% NSR royalty on the Martha silver mine located in Argentina, operated by Coeur d’Alene Mining Corporation.

4. AVAILABLE FOR SALE SECURITIES

Investments in securities that have readily determinable fair values are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity, except those declines in market value judged to be other than temporary, which are recognized in determining net income. When investments are sold, the realized gains and losses on these investments, determined using the specific identification method, are included in determining net income. We had no sales of available-for-sale investments during fiscal 2003, 2002 or 2001. We realized a gain on sale of available-for-sale securities of $22,778 during the three months ended March 31, 2004.

We recorded an unrealized gain of $91,282 in these securities for the three months ended March 31, 2004. We recorded an unrealized gain of $195,897 in these securities for the nine months ended March 31, 2004, which resulted in an accumulated other comprehensive gain of $260,860 as of March 31, 2004. We recorded an unrealized loss of $117,307 and $140,127 on these securities for the three and nine months ended March 31, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Nine Months Ended March 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$6,571,392	20,752,872	$0.32
Effect of dilutive securities		365,533

Diluted EPS	$6,571,392	21,118,405	$0.31

For the nine months ended March 31, 2004, 179,980 options to purchase shares of common stock, at an average purchase price of $21.09 per share, were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

	For The Nine Months Ended March 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$5,131,008	19,532,262	$0.26
Effect of dilutive securities		515,944

Diluted EPS	$5,131,008	20,048,206	$0.26

For the nine months ended March 31, 2003, 35,000 options to purchase shares of common stock, at an average purchase price of $19.97 per share, were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

	For The Three Months Ended March 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,950,814	20,783,359	$0.14
Effect of dilutive securities		341,925

Diluted EPS	$2,950,814	21,125,284	$0.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2004, 249,980 options to purchase shares of common stock, at an average purchase price of $20.61 per share, were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares.

	For The Three Months Ended March 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,473,159	20,537,681	$0.12
Effect of dilutive securities		553,342

Diluted EPS	$2,473,159	21,091,023	$0.12

For the three months ended March 31, 2003, there were no options to purchase shares of common stock excluded from the computation of diluted EPS because the exercise price of all options was less than the average market price of these common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

RG Russia

On June 20, 2003, through our wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, which holds an exploration license granted by the Russian government. We have committed to provide exploration funding totaling $1.3 million over a period not to exceed 24 months in return for which we received a 1% NSR royalty.

As of March 31, 2004, we have funded $661,500 of the committed $1.3 million. During April 2004, we funded an additional $180,000 of the commitment, resulting in total funding of $841,500. We have expensed the initial funding amount as a component of Exploration and Business Development in the accompanying financial statements. We expect to fund the balance of the commitment prior to June 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. INCOME TAXES

As of March 31, 2004, we had $1,726,122 of deferred tax asset associated with the net operating loss carryforwards which has been classified as a current asset on the balance sheet. This classification is based on the reassessment as of December 31, 2003 of our utilization of our net operating loss carryforwards within the next twelve months at a gold price of $350 per ounce compared to a gold price of $300 per ounce as of June 30, 2003.

During the nine months ended March 31, 2004, we recognized current and deferred tax expense totaling $2,295,352 compared with $2,114,673 in the nine months ended March 31, 2003. This resulted in an effective tax rate of 26% in the current period compared with 29% in the prior year period. The decrease in our effective tax rate resulted from an increase in allowable percentage depletion deductions associated with higher revenue from our GSR1 royalty during the year.

8. HIGH DESERT EXPLORATION PROPERTIES

During the second quarter of fiscal 2004, we assigned some of our non-producing gold exploration properties in Nevada, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002. As of March 31, 2004, we have assigned four properties, dropped one property and we continue to hold two remaining properties. We have retained a 0.75% NSR royalty on precious metals production from each of the four assigned properties. The four assigned exploration properties were allocated no carrying value at the time of their acquisition in December 2002. The retained royalty interests accordingly do not have any carrying value due to the exploration stage nature of the properties. We have no further obligations with respect to the four assigned properties. We are in discussions regarding the assignment of the two remaining properties.

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

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have any impact on our financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In December 2003, the FASB issued FIN 46R which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN46R did not have any impact on our financial position or results of operations.

On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to Royal Gold’s financial statements since it did not change Royal Gold’s accounting. The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (“FSP”) in this regard.

On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Royal Gold will evaluate the FSP to determine whether royalty interests qualify as tangible assets according to the revised standard. If we determine that our royalty interests are tangible assets under the revised standard, we will reclassify all of our Royalty Interests in Mineral Properties as tangible assets in our consolidated balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production.

The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on Royal Gold’s accounting in the future.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment - an amendment of FASB Statement No. 123 and 95.” If adopted, the exposure draft will significantly change the accounting for employee stock options. The FASB’s proposed rules continue to come under tremendous scrutiny from Congress, the media, and financial-statement preparers and users. Royal Gold will continue to monitor the effect that this guidance may have on the financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Important note about forward-looking statements: With the exception of historical matters, this quarterly report on Form 10-Q contains forward-looking statements and other information that are based on our beliefs and assumptions as well as information currently available to management. Forward-looking statements include statements regarding sources of liquidity; the operator’s announced plans for commencement of production at the Leeville Project, royalty acquisitions and settlement of the Casmalia matter. Forward-looking statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from the projections herein include changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems, changes in project parameters as plans continue to be refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ability to reach a definitive court approved settlement of the Casmalia matter, as well as other factors described elsewhere in this report and in other filings made by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

OVERVIEW

Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquisition and management of precious metals royalties.

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the first nine months of fiscal 2004, we focused on the creation of royalty interests through exploration and also the acquisition of royalty interests. Great time and effort were expended with the goal of creating upside opportunity while simultaneously mitigating risk. There were no projects during the period that met this criteria.

Our financial results are closely tied to the price of gold. During the three months ended March 31, 2004, the price of gold averaged $408 per ounce compared with an average price of $352 per ounce for the comparable prior year period. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex was calculated at a rate of 4.0% compared with 3.4% during the prior year. This increase in our sliding-scale royalty rate contributed to increased revenues of $6,020,841 during the quarter ended March 31, 2004, compared with revenues of $5,587,567 during the comparative prior year quarter.

Our principal mineral property interests are:

•	two sliding-scale gross smelter return, or GSR, royalty interests;

•	one fixed GSR royalty interest; and

•	one net value royalty interest,

all relating to a mining complex known as the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits, operated by the Cortez Joint Venture;

•	one 1.8% NSR royalty on the majority of the Leeville Project, which includes a portion of the Carlin East mine, operated by Newmont Mining Corporation; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•	one 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine at the Goldstrike operation operated by Barrick Gold Corporation.

Our other producing royalty interests include a 1.75% to 3.5% NSR sliding-scale royalty interest covering a portion of the Bald Mountain mine, operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% around a gold price of $500 per ounce. We also own a 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha silver mine, which is operated by Coeur d’Alene Mines Corporation.

Estimates received from the mine operators indicate that gold production for calendar year 2004 is expected to be approximately 892,000 ounces from the Pipeline Mining Complex, 116,000 ounces from the Leeville Project, 515,000 ounces from the SJ Claims, 55,000 ounces from the Bald Mountain mine and 1,300,000 ounces of silver from the Martha silver mine.

In addition, as of March 31, 2004, we own royalty interests in the following non-producing stage projects. None of our non-producing stage projects contain proven and probable reserves.

•	A 5% NSR royalty interest on a portion of the Mule Canyon project, located in Lander County, Nevada;

•	A 14% net profits interest royalty on the Buckhorn South project, located in Eureka County, Nevada;

•	A 1% NSR royalty interest on the Long Valley gold project, located in eastern California;

•	A 1% NSR royalty, on possible production of precious metals on an exploration property in Russia;

•	A 2% NSR royalty on a number of exploration properties in Santa Cruz Province, Argentina, currently under evaluation by a joint venture, which includes Yamana Gold, Inc., Compania de Minas Buenaventura S.A.A. and Mauricio Hochschild S.A.C.;

•	A 1% NSR royalty interest on the Simon Creek project, located in Eureka County, Nevada;

•	A 0.25% NVR royalty interest on the Horse Mountain project, located in Lander County, Nevada;

•	A 1.5% NVR royalty interest on the Ferris/Cooks Creek project, located in Lander County, Nevada;

•	A 0.5% NPI royalty interest on the Rye project, located in Pershing County, Nevada;

•	A 2.5% NSR royalty interest on the BSC project, located in Elko County, Nevada;

•	A 0.75% NSR royalty on 60% of the Copper Basin project, located in Lander County, Nevada;

•	A 0.75% NSR royalty on approximately 67% of the ICBM project, located in Lander County and Humboldt County, Nevada;

•	A 0.75% NSR royalty on the Long Peak project, located in Lander County, Nevada;

•	A 0.75% NSR royalty on the Dixie Flats project, located in Elko County, Nevada.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

During the second quarter of fiscal 2004, we assigned some of our non-producing gold exploration properties in Nevada, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002. As of March 31, 2004, we have assigned four properties, dropped one property and we continue to hold two remaining properties. We have retained a 0.75% NSR royalty on precious metals production from each of the four assigned properties. We have no further obligations with respect to the four assigned properties. We are in discussions regarding the assignment of the two remaining properties.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2004, Compared with Quarter Ended March 31, 2003

For the quarter ended March 31, 2004, we recorded net earnings of $2,950,814, or $0.14 per basic share, as compared to net earnings of $2,473,159, or $0.12 per basic share, for the quarter ended March 31, 2003.

For the quarter ended March 31, 2004, we received total royalty revenues of $6,020,841, at an average gold price of $408 per ounce. Royalty revenues included $5,459,516 from our royalties at the Pipeline Mining Complex, $292,357 from the SJ Claims, $188,119 from the Leeville Project, $39,296 from Bald Mountain and $41,553 from the Martha silver mine. These revenues were attributed to gold production of 259,821 ounces from the Pipeline Mining Complex, 79,505 ounces from the SJ Claims, 25,785 ounces from the Leeville Project, 5,430 ounces from Bald Mountain and approximately 312,000 ounces of silver from the Martha silver mine. For the quarter ended March 31, 2003, we received royalty revenues of $5,587,567, at an average gold price of $352 per ounce. The increase in revenue for the quarter ended March 31, 2004 resulted primarily from a higher sliding-scale royalty rate of 4.0% from the Pipeline Mining Complex, due to an average gold price above $391 per ounce for the period.

Cost of operations decreased to $418,900 for the quarter ended March 31, 2004, compared to $481,983 for the quarter ended March 31, 2003, primarily due to a mark to market charge of $137,000 related to put option contracts that was recognized in the same period of the prior year. This decrease was partially offset by increased salary expense of $41,000 in the current year due to increased staffing levels coupled with an increase in Nevada net proceeds of mines tax expenditures of $17,500 associated with the increased royalty revenues. Nevada net proceeds of mines taxes are paid on all royalties received which are attributed to production in Nevada, at a rate of 5% of gross cash receipts.

General and administrative expenses increased to $834,031 for the quarter ended March 31, 2004, compared to $476,404 for the quarter ended March 31, 2003, primarily because of increased costs of approximately $113,000 associated with employee-related expenses due to increased staffing levels, approximately $145,000 of additional expenses associated with the shelf registration statements filed with the SEC and an additional $35,000 of investor relations costs.

Exploration and business development expenses decreased to $150,705 for the quarter ended March 31, 2004, from $326,373 for the quarter ended March 31, 2003. This decrease was primarily due to the assignment of most of the High Desert exploration properties in the quarter ended December 31, 2003, resulting in decreased related expenses of approximately $172,000 as compared to the same period in the prior year.

Depreciation and depletion decreased to $762,288 for the quarter ended March 31, 2004, from $776,036 for the quarter ended March 31, 2003, due to lower ounces produced at our Pipeline Mining Complex royalties and lower depletion rates at our Pipeline Mining Complex and SJ Claims royalties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Interest and other income increased to $142,018 for the quarter ended March 31, 2004, from $98,750 for the quarter ended March 31, 2003, primarily due to an increase in funds available for investing, partially offset by lower interest rates.

The deferred tax expense for the quarter ended March 31, 2004, of $938,646 reflects the utilization of the deferred tax asset in recognition of the application of the net operating loss carryforwards against current income, partially offset by a reduction of the deferred tax liability resulting from depletion of the SJ Claims and Leeville properties.

Nine Months Ended March 31, 2004, Compared with Nine Months Ended March 31, 2003

For the nine months ended March 31, 2004, we recorded net earnings of $6,571,392, or $0.32 per basic share, as compared to net earnings of $5,131,008, or $0.26 per basic share, for the nine months ended March 31, 2003.

For the nine months ended March 31, 2004, we received total royalty revenues of $15,285,788, at an average gold price of $388 per ounce for the period. Royalty revenues included $13,304,261 from the Pipeline Mining Complex, $1,020,748 from the SJ Claims, $565,749 from the Leeville Project, $179,156 from Bald Mountain and $215,874 from the Martha silver mine. These revenues were attributed to gold production of 697,588 ounces from the Pipeline Mining Complex, 319,089 ounces from the SJ Claims, 82,201 ounces from the Leeville Project, 26,573 ounces from Bald Mountain and approximately 2,400,000 ounces of silver from the Martha silver mine. For the nine months ended March 31, 2003, we received royalty revenues of $12,083,123, at an average gold price of $330 per ounce for the period. This increase in revenues resulted from higher gold prices, a higher sliding-scale royalty rate due to the higher gold price and the addition of the SJ Claims and Leeville Project royalties, offset by lower ounces produced at the Pipeline Mining Complex.

Cost of operations increased to $1,093,357 for the nine months ended March 31, 2004, compared to $1,064,096 for the nine months ended March 31, 2003, primarily due to an increase in Nevada net proceeds of mines tax expense of $148,000 related to the increase in revenues for the nine months ended March 31, 2004. This increase was partially off-set by a mark to market charge of $137,000, related to put option contracts, that was recognized in the same period of the prior year.

General and administrative expenses increased to $2,198,726 for the nine months ended March 31, 2004, from $1,470,231 for the nine months ended March 31, 2003, primarily due to costs of approximately $163,000 associated with the shelf registration statements, which were filed with the SEC during the second quarter, approximately $98,000 of additional corporate governance and investor relations costs and an increase of approximately $266,000 in employee-related expenses due to increased staffing levels.

Exploration and business development expenses increased to $931,653 for the nine months ended March 31, 2004, from $570,140 for the nine months ended March 31, 2003. This increase was due to expenditures of $250,000 with respect to our funding of exploration in Russia during the nine months ended March 31, 2004, combined with additional exploration and lease maintenance costs of approximately $34,000 associated with the High Desert exploration properties in Nevada and increased business development activities in South America resulting in approximately $70,000 in expenditures.

Depreciation and depletion increased to $2,463,219 for the nine months ended March 31, 2004, from $1,924,983 for the nine months ended March 31, 2003, primarily due to additional depletion expense of approximately $1,000,000 related to the SJ Claims and Leeville Project royalties, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002. This increase was partially offset by lower ounces produced and lower depletion rates at our Pipeline Mining Complex royalties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Interest and other income increased to $331,702 for the nine months ended March 31, 2004, from $290,426 for the nine months ended March 31, 2003, primarily due to an increase in funds invested, partially offset by lower interest rates.

The deferred tax expense for the nine months ended March 31, 2004, of $2,103,299, reflects the utilization of the deferred tax asset in recognition of the application of the net operating loss carryforwards against current income, partially offset by a reduction of the deferred tax liability resulting from depletion of the SJ Claims and Leeville properties.

During the nine months ended March 31, 2004, we recognized current and deferred tax expense totaling $2,295,352 compared with $2,114,673 in the nine months ended March 31, 2003. This resulted in an effective tax rate of 26% in the current period compared with 29% in the prior year period. The decrease in effective tax rate resulted from an increase in allowable percentage depletion deductions associated with higher revenue from our GSR1 royalty during the year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had current assets of $49,004,777 compared to current liabilities of $2,804,990 for a current ratio of 17 to 1. This compares to current assets of $36,801,548 and current liabilities of $2,505,981 at June 30, 2003, resulting in a current ratio of 15 to 1. This increase in our current ratio between periods resulted primarily from net cash provided by operating activities of $9.3 million. We continue to have no long-term debt.

During the nine months ended March 31 2004, liquidity needs were met from $15,285,788 in royalty revenues, $738,177 from stock option exercises, our available cash resources, and interest and other income of $331,702. During the nine months ended March 31, 2004, we paid dividends of $1,812,112. On April 14, 2004, we paid a quarterly dividend of $779,377.

We have a $10 million line of credit from HSBC that may be used to acquire producing royalties. Any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. As of March 31, 2004, no funds have been drawn under the line of credit.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Because we hold royalty interests rather than operating properties, we do not have material ongoing capital expenditure requirements. Our long-term capital requirements are primarily affected by our ongoing business development activities. In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have any impact on our financial position or results of operations.

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

In December 2003, the FASB issued FIN 46R which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN46R did not have any impact on our financial position or results of operations.

On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to Royal Gold’s financial statements since it did not change Royal Gold’s accounting. The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (“FSP”) in this regard.

On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Royal Gold will evaluate the FSP to determine whether royalty interests qualify as tangible assets according to the revised standard. If we determine that our royalty interests are tangible assets under the revised standard, we will reclassify all of our Royalty Interests in Mineral Properties as tangible assets in our consolidated balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on Royal Gold’s accounting in the future.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment - an amendment of FASB No. 123 and 95.” If adopted, the exposure draft will significantly change the accounting for employee stock options. The FASB’s proposed rules continue to come under tremendous scrutiny from Congress, the media, and financial-statement preparers and users. Royal Gold will continue to monitor the effect that this guidance may have on the financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $256 per ounce and $428 per ounce.

During the three-month period ended March 31, 2004, we reported royalty revenues of $6,020,841, with an average gold price for the period of $408 per ounce. The Company’s GSR1 royalty on the Pipeline Mining Complex, which produced the majority of the Company’s revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in the Company’s Annual Report on Form 10-K. For the March 31, 2004 quarter, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), the Company would have recorded an increase in revenues or a decrease in revenues of approximately $567,000 or $541,000, respectively. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Accounting Officer, based on their evaluation of our disclosure controls and procedures as of March 31, 2004, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K filed February 5, 2004

Form 8-K filed February 13, 2004

Form 8-K filed March 25, 2004

Form 8-K filed April 15, 2004

Form 8-K filed April 23, 2004

Form 8-K filed April 27, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 10, 2004	By:	/s/ Stanley Dempsey

Stanley Dempsey
Chairman and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Stefan Wenger

Stefan Wenger
Treasurer and Chief Accounting Officer

Index to Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.