Form 10-K
period 2004-06-30
ROYAL GOLD INC
filed 2004-09-13
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [   ]

As of September 8, 2004, the average bid and asked price of the Royal Gold’s stock was $14.94 per share and the aggregate market value of voting stock held by non-affiliates was $254.8 million. For purposes of calculating this aggregate market value, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of the Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. As of September 8, 2004, there were 20,783,359 shares of Common Stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 10, 2004, and to be filed within 120 days as of June 30, 2004, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Total Number of Pages: 69
Exhibit Index - Page 68

PART I.

ITEMS 1. & 2. BUSINESS AND PROPERTIES

The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company’s business. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business and Properties – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as those discussed elsewhere in this Form 10-K.

General

Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties.

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues will continue to be derived from royalty interests. We do not conduct mining operations at this time. During the 2004 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through exploration.

Our financial results are closely tied to the price of gold. During the 2004 fiscal year, the price of gold averaged $389 per ounce compared with an average price of $334 per ounce for the 2003 fiscal year. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex (discussed below) was calculated at an average rate of 3.8% compared with an average rate of 2.9% during the prior year. This increase in our average sliding-scale royalty rate contributed to increased revenues of $21,353,071 during the 2004 fiscal year, compared with revenues of $15,788,212 during the 2003 fiscal year.

Our principal mineral property interests are:

–	two sliding-scale gross smelter return, or GSR, royalty interests;

–	one fixed GSR royalty interest; and

–	one net value royalty interest, all relating to a mining complex known as the

Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits, operated by the Cortez Joint Venture, which is a joint venture between Placer Cortez, Inc. (60%), a subsidiary of Placer Dome, Inc. (“Placer Dome”), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto;

–	one 1.8% net smelter return (“NSR”) royalty on the majority of the Leeville Project, which includes the development stage Leeville underground mine and a portion of the Carlin East mine, operated by Newmont Mining Corporation (“Newmont”); and

–	one 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation operated by Barrick Gold Corporation (“Barrick”).

Our other producing royalty interests include a 1.75% to 3.5% NSR sliding-scale royalty interest covering a portion of the Bald Mountain mine, operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% around a gold price of $500 per ounce. We also own a 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha silver mine, which is operated by Coeur d’Alene Mines Corporation (“Coeur d’Alene”).

Estimates received from the mine operators indicate that gold production, attributable to our royalty interests, for calendar year 2004 is expected to be approximately 952,000 ounces from the Pipeline Mining Complex, 116,000 ounces from the Carlin East mine located at the Leeville Project, 515,000 ounces from the SJ Claims and 55,000 ounces from the Bald Mountain mine. The Martha silver mine is expected to produce 1.3 million ounces of silver for the 2004 calendar year. During the first six months of calendar 2004, the mine operators have reported production attributable to our royalty interests of 535,453 ounces from the Pipeline Mining Complex, 49,080 ounces from the Carlin East mine located at the Leeville Project, 186,279 ounces from the SJ Claims and 13,751 ounces from the Bald Mountain mine.

In addition, as of June 30, 2004, we own royalty interests in the following exploration stage projects. None of our non-producing stage projects contain proven and probable reserves.

–	A 5% NSR royalty interest on a portion of the Mule Canyon project, located in Lander County, Nevada;

–	A 14% net profits interest royalty on the Buckhorn South project, located in Eureka County, Nevada;

–	A 1% NSR royalty interest on the Long Valley gold project, located in eastern California;

–	A 1% NSR royalty, on possible production of precious metals on an exploration property in Russia;

–	A 2% NSR royalty on a number of exploration properties in Santa Cruz Province, Argentina, currently owned by Yamana Gold, Inc.;

–	A 1% NSR royalty interest on the Simon Creek project, located in Eureka County, Nevada;

–	A 0.25% net value royalty interest on the Horse Mountain project, located in Lander County, Nevada;

–	A 1.5% net value royalty interest on the Ferris/Cooks Creek project, located in Lander County, Nevada;

–	A 0.5% NSR royalty interest on the Rye project, located in Pershing County, Nevada; and

–	A 2.5% NSR royalty interest on the BSC project, located in Elko County, Nevada.

During the second quarter of fiscal 2004, we assigned some of our non-producing gold exploration properties in Nevada, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002. As of June 30, 2004, we have assigned four properties, dropped two properties and we continue to hold two remaining properties. We have retained a 0.75% NSR royalty on precious metals production from each of the four assigned properties. We have no further obligations with respect to the four assigned properties. A description of the four retained royalty interests follow:

–	A 0.75% NSR royalty on a 60% interest in the Copper Basin project, located in Lander County, Nevada;

–	A 0.75% NSR royalty on a 67% interest (approximate) on the ICBM project, located in Lander County and Humboldt County, Nevada;

–	A 0.75% NSR royalty on the Long Peak project, located in Lander County, Nevada; and

–	A 0.75% NSR royalty on the Dixie Flats project, located in Elko County, Nevada.

During the past fiscal year we also evaluated opportunities in North America, Europe, South America, Asia, Russia and Africa.

We derive most of our revenue from royalties from the Pipeline Mining Complex. In fiscal 2004, we generated royalty revenues of $18,737,676 million from the Pipeline Mining Complex, representing 88% of our total revenues. In addition, we generated royalty revenue of $729,717 million from the Carlin East mine located at the Leeville Project, $1,398,629 million from the SJ Claims, $230,713 million from the Bald Mountain mine, and $256,336 million from the Martha Mine.

We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202, (303) 573-1660, and we maintain a web site at www.royalgold.com.

Developments During Fiscal 2004

The significant developments during fiscal 2004 were:

(1)	Our royalty revenues increased to $21.4 million, compared with $15.8 million during fiscal 2003.

(2)	We declared an increase in our annual dividend to $0.15 per basic share, which is now paid in quarterly installments. This represents a 50% increase compared with the dividend paid during fiscal 2003.

(3)	We completed a $300 million universal shelf registration on Form S-3 and a 15 million share acquisition shelf registration on Form S-4, both effective on July 14, 2004, that will provide us with the ability to finance future royalty acquisitions as opportunities arise.

(4)	We continued to earn into a 1% NSR royalty interest on certain exploration properties in Russia by contributing an additional $440,000. As of June 30, 2004, we have contributed $850,000 of our $1.3 million total commitment.

(5)	We strengthened our management team by adding three new individuals at the officer level during the year.

Royalties on Producing Properties

Recent activities at each of the significant producing properties in which we have a royalty interest are described in the following pages. Please also see footnote 2 to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on the history of these properties.

We do not operate the properties in which we have royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralization. There is more information available to the public from the operators of the properties in which we have royalties, including reports filed by Newmont, Placer Dome, Coeur d’Alene and Barrick with the Securities and Exchange Commission. For risks associated with reserve estimates, please see “Risk Factors — Estimates of reserves and mineralization by the operators of mines in which we have royalty interests may be incorrect.”

Pipeline Mining Complex

The Pipeline Mining Complex is a large open pit, mill and heap leach operation located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles; and proceeding south on State Highway 306 approximately 23 miles. The Pipeline Mining Complex includes both the Pipeline and the South Pipeline deposits and is operated by the Cortez Joint Venture.

The royalty interests we hold at the Pipeline Mining Complex include:

(a)	Reserve Claims (“GSR1”). This is a sliding-scale GSR royalty for all gold produced from the “Reserve Claims,” which includes 52 claims that encompass all of the proven and probable reserves in the Pipeline and South Pipeline deposits as of April 1, 1999. As defined in our royalty agreement with Cortez, our gross smelter return royalty means the revenues attributed to products mined and removed, with no deduction for any costs paid by or charged to Cortez, except for deductions of Mining Law Reform Costs. Mining Law Reform Costs includes all amounts paid by or charged to Cortez for any royalty, assessment, production tax or other levy imposed on and measured by production, to the extent that any such levy is hereafter imposed by the United States, in connection with reform of the Mining Law of 1872, or otherwise. The revenues attributed to Cortez are determined on a deemed market value basis, being the gross value of the products determined as the total quantity of products outturned to Cortez’s account at the refiner and, in the case of such products delivered to any customer, for any calendar quarter multiplied by: (1) for gold, the average daily P.M. price fixing for gold by the London Bullion Association as reported in the Wall Street Journal, or any other agreed upon successor publication for the applicable calendar quarter, (2) for silver, the daily price fixing for silver by the London Bullion Association as reported in the Wall Street Journal, or any other agreed upon successor publication for the applicable calendar quarter, and (3) for all other products, the deemed price shall be the net smelter return. The GSR royalty rate on the Reserve Claims is tied to the gold price, without indexing for inflation or deflation as shown below.

(b)	GAS Claims (“GSR2”). This is a sliding-scale GSR royalty for all gold produced from the 288 claims outside of the Reserve Claims. The GAS Claims include 310 lode mining claims, but production from 22 of the GAS Claims that encompass the South Pipeline reserve as of April 1, 1999, are subject to the Reserve Claims GSR royalty. The GSR royalty rate on the GAS Claims is tied to the gold price, without indexing for inflation or deflation.

(c)	Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% for the life of the mine and covers the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2.

(d)	Net Value Royalty (“NVR1”). This is a fixed 0.39% net value royalty on production from the GAS Claims located on a portion of the Pipeline Mining Complex that excludes the Pipeline open pit. This NVR1 royalty is calculated by deducting processing-related costs, but not mining costs from the revenue received by the operator from the claims covered by the royalty.

(e)	The Silver GSR. This is a 7% GSR royalty on all silver produced from any of the Reserve Claims or the GAS claims, commencing July 1, 1999.

(f)	The Other Products NSR. This is a 3% NSR royalty on all products, other than gold or silver, produced from any of the Reserve Claims or GAS claims, commencing July 1, 1999. This NSR is defined as the actual price received by Cortez for the sale of products other than gold and silver prior to delivery to any customer, refinery or upgrading facility and after deductions for any Mining Law Reform Costs, the costs of insuring, marketing, freight or transportation and, if applicable, refining and treatment costs, for such products. There is no current production attributed to this royalty interest.

The following table shows the current sliding-scale GSR royalty rates under our royalty agreement with Cortez.

London PM Quarterly Average			GSR1	GSR2
Price of Gold Per Ounce ($U.S.)			Royalty Percentage	Royalty Percentage
Below		$210.00	0.40%	0.72%
$210.00	—	$229.99	0.50%	0.90%
$230.00	—	$249.99	0.75%	1.35%
$250.00	—	$269.99	1.30%	2.34%
$270.00	—	$309.99	2.25%	4.05%
$310.00	—	$329.99	2.60%	4.68%
$330.00	—	$349.99	3.00%	5.40%
$350.00	—	$369.99	3.40%	6.12%
$370.00	—	$389.99	3.75%	6.75%
$390.00	—	$409.99	4.00%	7.20%
$410.00	—	$429.99	4.25%	7.65%
$430.00	—	$449.99	4.50%	8.10%
$450.00	—	$469.99	4.75%	8.55%
$470.00		and above	5.00%	9.00%

Under certain circumstances we would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.

Pipeline Plan of Operations

In September 1996, Placer Dome reported that the Cortez Joint Venture submitted an Amendment to the Pipeline Plan of Operations for the South Pipeline Project, with the Battle Mountain, Nevada, field office of the Bureau of Land Management (“BLM”). The Plan Amendment involved mining and processing of the South Pipeline deposit. A Record of Decision and Plan of Operations Approval allowing surface disturbance in connection with the mining and processing of the South Pipeline deposit (the “permit”) was issued by the BLM in June 2000. In July 2000, a Notice of Appeal and Petition for Stay Pending Appeal was filed with the Interior Board of Land Appeals (“IBLA”) by Great Basin Mine Watch, the Western Shoshone Defense Project and the Mineral Policy Center. On January 9, 2001, the IBLA denied the petition for stay. A review of the merits of the appeal by the IBLA is pending. Placer Dome has reported that mining in accordance with the permit will continue pending a decision from the IBLA.

The United States Department of the Interior, through the BLM, has issued a Draft Supplemental Environmental Impact Statement (“DSEIS”) for the Pipeline and South Pipeline pit expansion project at the Cortez Joint Venture. The DSEIS involves an expansion of Pipeline/South Pipeline and includes the GAP and Crossroads deposits. These areas are subject to our royalty interests. Placer Dome commenced the permitting process in January of 2001. The DSEIS is now complete and was out for public comment through August 9, 2004. As of September 8, 2004, we are not aware of any public update to the DSEIS as a result of the public comment process.

The following table shows the proven and probable reserves that have been reported by Cortez at the Pipeline Mining Complex covered by our royalties. Our royalties at the Pipeline Mining Complex cover some of the same reserves.

Pipeline Mining Complex
Proven and Probable Reserves Subject to Our Royalties (1)(2)(3)(4)
As of December 31, 2003

			Contained
	Tons	Average Grade	Ounces of Gold (5)
Royalty	(millions)	(ounces per ton)	(millions)
GSR 1 (6)	150.3	0.038	5.756
GSR 2 (7)	9.8	0.021	0.208
GSR 3 (8)	160.1	0.037	5.963
NVR 1 (9)	120.2	0.034	4.109

(1)	“Reserve” is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

(2)	“Proven (Measured) Reserves” are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well-established.

(3)	“Probable (Indicated) Reserves” are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.

(4)	Amounts shown represent 100% of the reserves subject to our royalty interest and do not take into account losses in processing the ore.

(5)	Contained ounces shown are before an allowance for dilution of ore in the mining process. The assumed processing recovery rates are 88% for mill-grade ore, and 65% for heap leach material. These reserves, estimated by Cortez, are based on a life-of-mine gold price of $325 per ounce.

(6)	GSR1 is a sliding-scale royalty that covers the Reserve Claims.

(7)	GSR2 is a sliding-scale royalty that covers an area outside of the Reserve Claims.

(8)	GSR3 is a 0.71% fixed rate royalty that covers the same area as GSR1 and GSR2.

(9)	NVR1 is a 0.39% net value royalty that covers production from the GAS Claims, which covers a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting processing-related costs but not mining costs from revenue received by the operator.

Set forth below is a table showing, in the aggregate, the additional mineralization that has been reported by Cortez at the Pipeline Mining Complex covered by our royalties. Our royalties at the Pipeline Mining Complex cover some of the same additional mineralization.

Pipeline Mining Complex
Additional Mineralization Subject to Our Royalties (1)(2)
As of December 31, 2003

	Tons	Average Grade
Royalty	(millions)	(ounces per ton)
GSR 1 (3)	79.5	0.028
GSR 2 (4)	97.0	0.038
GSR 3 (5)	176.5	0.033
NVR 1 (6)	140.0	0.034

(1)	Additional mineralization has not been included in the proven and probable ore reserve estimates because even though drilling indicates a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.

(2)	The amounts shown are computed by Cortez and represent 100% of the deposits.

(3)	GSR1 is a sliding-scale royalty that covers the Reserve Claims.

(4)	GSR2 is a sliding-scale royalty that covers an area outside of the Reserve Claims.

(5)	GSR3 is a 0.71% fixed rate royalty that covers the same area as GSR1 and GSR2.

(6)	NVR1 is a 0.39% net value royalty that covers production from the GAS Claims, which covers a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting processing-related costs but not mining costs from the revenue received by the operator.

The following map depicts our royalty interests at the Pipeline Mining Complex:

SJ Claims

We own a 0.9% NSR royalty on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by Barrick Gold Corporation, at its Goldstrike property. The SJ Claims and the Betze-Post open pit lie approximately 24 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on State Highway 766 for 19 miles and then on an improved gravel road for two miles.

Barrick estimated that at a $325 gold price, proven and probable reserves related to our royalty interest at the SJ Claims includes 62.2 million tons of ore, at an average grade of 0.157 ounces per ton, containing approximately 9.8 million ounces of gold as of December 31, 2003. We are continuing to work with Barrick to define the additional mineralized material on the SJ Claims that is related to Royal Gold’s royalty interest.

The following map depicts our royalty interest at the SJ Claims:

Leeville Project

We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. The Leeville Project is an underground mine currently under development by Newmont Mining Corporation. The Leeville Project site is approximately 19 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on State Highway 766 for 19 miles and then on an improved gravel road for two miles. We derive current royalty revenue from the Leeville Project from underground operations on a portion of the Carlin East mine, which is operated by Newmont. Newmont has announced that it intends to initiate production at the Leeville site during the fourth calendar quarter of 2005. Production from the Carlin East mine is expected to continue through calendar 2005.

As of December 31, 2003, Newmont estimated that at a $325 gold price, proven and probable reserves related to the Leeville royalty land at the Carlin East mine includes 0.4 million tons of ore, at an average grade of 0.381 ounces per ton, containing 146,000 ounces of gold. Newmont has informed us that there is no additional mineralized material associated with the Carlin East mine.

At the Leeville mine, proven and probable reserves include 5.2 million tons of ore, at an average grade of 0.487 ounces per ton, containing 2.5 million ounces of gold. In addition, Newmont has reported additional mineralized material totaling 1.5 million tons, at an average grade of 0.453 ounces per ton, at the Leeville Project.

The following map depicts our royalty interest at the Leeville Project:

Bald Mountain Mine

We own a 1.75% to 3.5% sliding-scale NSR royalty on a portion of the Bald Mountain mine. The Bald Mountain mine is an open pit, heap leach mine operated by Placer Dome U.S. Inc. The Bald Mountain mine is located in White Pine County, approximately 65 miles south of Elko, Nevada. The Bald Mountain mine is approximately midway between Elko and Ely, Nevada. From Elko, the mine is reached by driving on paved State Highway 46 south for approximately 45 miles, then for 30 miles on an improved gravel road to the mine site. From Ely, the drive is 30 miles west on paved U.S. Highway 50; and 55 miles north on the improved gravel Ruby Marshes Road.

As of December 31, 2003, Placer Dome informed us that the portion of the mine covered by our royalty interest contained proven and probable reserves of 5.5 million tons of ore, at an average grade of 0.058 ounces per ton, containing approximately 320,000 ounces of gold. These reserves are based on a gold price of $325 per ounce. In addition, Placer Dome has reported that the property covered by our royalty interest contains an additional 7.7 million tons of mineralized material, at an average grade of 0.037 ounces per ton of gold.

Martha Mine

We own a 2% NSR royalty on mineral production from certain properties in Santa Cruz Province, Argentina, including the underground Martha silver mine operated by Coeur d’Alene Mines Corporation (“Coeur”). The Martha Mine is located in remote southern Argentina. The property is accessed by driving west-northwest from the coastal town of Puerto San Julian, which is approximately 1,300 miles south of Buenos Aires. From Puerto San Julian the mine is reached by driving 95 miles on public highways (the last 25 of which are unpaved roads) and then five miles on a local road, which is also unpaved.

In April 2002, Yamana Resources sold its interest in the Martha Mine and other exploration properties in the western part of the Province to Coeur. Coeur began mining and trucking ore to another of its properties in Chile for processing. As of December 31, 2003, Coeur informed us that, at a $5.25 silver price, estimated proven and probable reserves associated with the Martha Mine royalty includes approximately 16,000 tons of silver ore, at an average grade of 83.7 ounces per ton, containing approximately 1.35 million ounces of silver. In addition, Coeur has reported an additional 24,000 tons of mineralized material, at an average grade of 78.43 ounces of silver per ton.

The following table summarizes proven and probable reserves that have been reported to us by the operators for the SJ Claims, Leeville, Bald Mountain and Martha Mine royalty interests as of December 31, 2003:

SJ Claims, Leeville Project, Bald Mountain and Martha Mine Royalty Interests
Proven and Probable Ore Reserves Subject to Our Royalties
As of December 31, 2003

			Tons	Average Grade	Contained Ounces
Royalty	Operator	Category	(millions)	(ounces per ton)	(millions)
SJ Claims(3)	Barrick	Reserve(1)	62.2	0.157	9.764
Leeville Project
Leeville(4)	Newmont	Reserve(1)	5.2	0.487	2.518
Carlin East (4)	Newmont	Reserve(1)	0.4	0.381	0.146
Bald Mountain(5)	Placer Dome	Reserve(1)	5.5	0.058	0.320
Martha Mine (silver)(6)	Coeur d’Alene	Reserve(2)	0.016	83.7	1.35

(1)	Gold reserves were calculated by the various operators at $325 per ounce.

(2)	Silver reserves were calculated by the operator at $5.25 per ounces.

(3)	We own a 0.9% NSR royalty on the SJ Claims.

(4)	We own a 1.8% carried working interest on a majority of the Leeville Project.

(5)	We own a 1.75 to 3.5% sliding-scale NSR royalty on a portion of the Bald Mountain mine.

(6)	We own a 2% NSR royalty on the Martha Mine.

The following table summarizes additional mineralization that has been reported to us by the operators for the SJ Claims, Leeville Project, Bald Mountain and Martha Mine royalty interests as of December 31, 2003.

SJ Claims, Leeville Project, Bald Mountain and Martha Mine Royalty Interests
Additional Mineralization Subject to Our Royalties
As of December 31, 2003

			Tons	Average Grade
Royalty	Operator	Category	(millions)	(ounces per ton)
SJ Claims(1)	Barrick	Mineralized Material	N/A	N/A
Leeville Project
Leeville(2)	Newmont	Mineralized Material	1.5	0.453
Carlin East(2)	Newmont	Mineralized Material	N/A	N/A
Bald Mountain(3)	Placer Dome	Mineralized Material	7.7	0.037
Martha Mine (silver)(4)	Coeur d’Alene	Mineralized Material	0.024	78.43

(1)	We own a 0.9% NSR royalty on the SJ Claims.

(2)	We own a 1.8% carried working interest on a majority of the Leeville Project.

(3)	We own a 1.75 to 3.5% sliding-scale NSR royalty on a portion of the Bald Mountain mine.

(4)	We own a 2% NSR royalty on the Martha Mine.

Historical Production

The following table discloses historical production for the properties that are subject to our royalty interests, for the past three fiscal years:

Historical Production in Ounces by Property
For the Fiscal Years Ended June 30,

	2004	2003	2002
Pipeline Mining Complex	973,220	1,061,071	1,174,276
Bald Mountain	33,894	113,420	100,000
SJ Claims	401,913	241,131	5,504
Leeville Project
Leeville	—	—	—
Carlin East	105,505	65,103	1,610
Martha Mine (silver)(1)	N/A	N/A	N/A

(1)	We do not have historical production data for the Martha Mine.

Royalties on Exploration Stage Properties

Following are descriptions of our interests in royalties on exploration stage properties. There are no proven and probable reserves associated with these properties at this time.

Mule Canyon

We own a 5.0% NSR royalty on a portion of the Mule Canyon property located in Lander County, Nevada. This property is controlled by Newmont Mining Corporation.

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

We currently have a 14% net profits interest royalty on the leased claims. In 1998, we assigned our interest in the property to AngloGold North America (formerly Independence Mining Company, Inc.) in exchange for this 14% net profits royalty and AngloGold’s assumption of all exploration costs and existing burdens. In 2002, AngloGold transferred its interest in the Buckhorn South project to the Cortez Joint Venture, subject to all existing burdens, including Royal Gold’s 14% net profits interest royalty. The Cortez Joint Venture has performed minimal exploration work on the property.

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

As of June 30, 2004, we have funded $850,000 of the committed $1.3 million. We have expensed the funding amount as a component of Exploration and Business Development in the accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We expect to fund the balance of the commitment prior to June 2005.

Argentine Royalties

Yamana Gold, Inc. (formerly Yamana Resources) controls properties located in the eastern part of the Santa Cruz Province, Argentina, which are not currently in production. We own a 2% NSR royalty on these properties. Yamana Gold had entered into a joint venture partnership with two significant South American mining companies, Compania de Minas Buenaventura S.A.A. (“Buenaventura”) and Mauricio Hochschild (“Hochschild”) and Compania, S.A.C., to explore these properties. Yamana Gold reports that effective July 1, 2004, Buenaventura and Hochschild have elected to withdraw from the joint venture. Yamana reports it is taking the opportunity during Argentina’s winter season to evaluate various options regarding these properties.

Simon Creek

We own a 1.0% NSR royalty on the Simon Creek property, which was acquired in the High Desert acquisition. The Simon Creek property is located in Eureka County, Nevada, and operated by Barrick.

Horse Mountain

We acquired a 3.50% production royalty on the Horse Mountain property as a result of the High Desert acquisition. We assigned 1.50% of this production royalty in return for a 1.50% net value royalty interest in the Ferris/Cooks Creek property as discussed below. An additional 1.75% of our production royalty in the Horse Mountain property was assigned to Pathfinder to satisfy their pre-existing interest in the property. These two assignments resulted in a net royalty interest of 0.25% in the Horse Mountain property. The Horse Mountain property is located in Lander County, Nevada, and operated by Placer Dome.

Ferris/Cooks Creek

Through a cross-assignment of royalty interests, we obtained a 1.50% net value royalty interest on net revenues derived from the Ferris/Cooks Creek property, located in Lander County, Nevada, and operated by Placer Dome.

Rye

We own a 0.5% NSR royalty on the Rye property, which was acquired in the High Desert acquisition. The Rye property is located in Pershing County, Nevada, and operated by Barrick.

BSC

We own a 2.50% NSR royalty on the BSC property, which was acquired in the High Desert acquisition. The BSC property is located in Elko County, Nevada, and operated by Nevada Pacific Gold.

Sparrow Hawk Claims

On July 27, 2004, we acquired 31 unpatented mining claims from Quicksilver Phenomenon, LLC on lands located southeast of the Cortez Joint Venture area, Eureka County, Nevada.

High Desert Exploration Properties

During the second quarter of fiscal 2004, we assigned some of our non-producing gold exploration properties in Nevada, which we obtained as part of our acquisition of High Desert Mineral Resources, Inc. in December 2002. As of June 30, 2004, we have assigned four properties, dropped two properties and we continue to hold two remaining properties. We have retained a 0.75% NSR royalty on precious metals production from each of the four assigned properties. We have no further obligations with respect to the four assigned properties. A description of the four retained royalty interest follows:

–	A 0.75% NSR royalty on a 60% non-vested interest in the Copper Basin project, located in Lander County, Nevada;

–	A 0.75% NSR royalty on a vested 67% interest (approximate) on the ICBM project, located in Lander County and Humboldt County, Nevada;

–	A 0.75% NSR royalty on the Long Peak project, located in Lander County, Nevada; and

–	A 0.75% NSR royalty on the Dixie Flats project, located in Elko County, Nevada.

Other

Milos Gold

During the second quarter of fiscal 2004, we terminated our interest in the Milos Gold project, which was held through our earned right to a 25% interest in Geological Exploration and Development S.A. All exploration expenses relating to our interest in the Milos Gold project have previously been expensed and, therefore, there was no effect on our financial position or results of operations resulting from the termination of our interest.

Bulgarian Exploration

We own a 50% interest in Greek American Exploration Ltd., a Bulgarian private limited company that has an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration on a license in Bulgaria.

Greek American Exploration joined with Phelps Dodge Exploration Corporation to form a Bulgarian company named Sofia Minerals Ltd. Sofia Minerals is held equally by Greek American Exploration and Phelps Dodge Exploration. There was no exploration activity during fiscal 2004 and Sofia Minerals does not currently hold any concession agreements with the Bulgarian Committee of Geology and Mineral Resources. As of June 30, 2004, we have expensed all costs as incurred. We are currently reviewing disposition alternatives for these Bulgarian interests.

Sales Contracts

We receive our royalties in cash, with the option to receive payment in-kind, except for the NVR1 royalty from the Pipeline Mining Complex, which we currently receive in gold. We sold 2,907 ounces of gold bullion in fiscal 2004, utilizing one metal trading company during the period, at an average realized price of $383 per ounce. We sold 3,183 ounces of gold bullion in fiscal 2003, utilizing one metal trading company during the period, at an average realized price of $345 per ounce. We maintain trading relationships with a number of metal trading companies. We held no gold in inventory as of June 30, 2004.

Company Personnel

On August 20, 2004, we had two part-time and thirteen full-time employees located in Denver, Colorado. Our employees are not subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.

Consulting services, relating primarily to geologic and geophysical interpretations, and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of our business, are primarily provided by independent contractors.

Regulation

Like all mining operations in the U.S., the operators of the mines that are subject to our royalties must comply with environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the National Environmental Policy Act (“NEPA”); the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”); the Clean Air Act; the Clean Water Act; the Hazardous Materials Transportation Act; and the Toxic Substances Control Act. These mines are subject to comprehensive regulation by the U.S. Bureau of Land Management, the U.S. Department of the Interior, the U.S. Forest Service, The U.S. Environmental Protection Agency (“EPA”), the U.S. Mine Safety and Health Administration and similar state and local agencies. Although we are not responsible as a royalty owner for ensuring compliance with these regulations, failure by the operators of the mines on which we have royalties to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators which could reduce production from the mines and thereby reduce the royalties we receive and negatively affect our financial condition.

Proposed Legislation Affecting the Mining Industry

Over the last decade, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. In 1992, a holding fee of US$100 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium, on processing of new patent applications was approved. In addition, a variety of legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposal ranges from a two percent royalty on “net profits” from mining claims to an eight percent royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of development of operating mines on federal unpatented mining claims. The GSR1 royalty relating to the Pipeline Mining Complex, operated by the Cortez Joint Venture, is the only royalty owned by us that deducts the costs of mining law reform on our royalty payment. The “costs of mining law reform” is defined as any royalty assessment, production tax or other levy imposed on and measured by production, to the extent that any such charge is imposed in the future by the United States in connection with the reform of the General Mining Law of 1872. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation.

Available Information

Royal Gold maintains a web site at www.royalgold.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished to the Securities and Exchange Commission are available through the Investor Relations section of our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish these reports with the Securities and Exchange Commission.

Risk Factors

Our revenues are largely dependent on a single property.

In fiscal 2004, 88% of our revenues were derived from royalties from the Pipeline Mining Complex. We expect that revenue from our royalties on the Pipeline Mining Complex will continue to account for most of our revenues in the near future. Our success is, therefore, dependent on the extent to which the Pipeline Mining Complex continues to be successful, and on the extent to which we are able to acquire or create other royalty interests.

We own passive interests in mining properties, and it is difficult or impossible for us to ensure properties are operated in our best interest.

All of our current revenue is derived from royalties on properties operated by third parties. The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, we are not in control of basic decisions regarding development or operation of any of the properties in which we hold a royalty interest, and we have limited or no legal rights to influence those decisions.

Our strategy of having others operate properties in which we retain a royalty or other passive interest puts us generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, and temporary or permanent suspension of operations, among others. These decisions may be motivated by the best interests of the operator rather than to maximize royalties. Although we attempt to secure contractual rights that will permit us to protect our interests, there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in achieving timely or favorable results or in affecting the operations of the properties in which we have royalty interests in ways that would be beneficial to our stockholders.

Decreases in prices of precious metals would reduce our royalty revenues.

The profitability of precious metals mining operations (and thus the value of our royalty interests and exploration properties) is directly related to the market price of precious metals. The market prices of various precious metals fluctuate widely and are affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by gold producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of precious metals should drop, our royalty revenues would also drop. Our sliding-scale GSR1 royalty amplifies this. When the gold price falls below the steps in the sliding-scale GSR1 royalty, we receive a lower royalty rate on production. In addition, if gold prices drop dramatically, we might not be able to recover our investment in royalty interests or properties. The selection of a royalty investment or of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of royalty interests.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold, based on the London PM fix.

Gold Price Per Ounce ($)

Year	High	Low
1997	$367	$283
1998	313	273
1999	326	253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
January 1-September 8, 2004	427	375

We depend on the services of our Chairman and Chief Executive Officer, and our President and other key employees.

We believe that our success depends on the continued service of our key executive management personnel. Currently, Stanley Dempsey is serving as Chief Executive Officer and Chairman of the Board of Directors, and Tony Jensen is serving as President. Mr. Dempsey’s knowledge of the legal and commercial aspects of royalties and his extensive contacts within the mining industry give us an important competitive advantage. Mr. Jensen has extensive experience in mining operations. Loss of the services of Mr. Dempsey, Mr. Jensen or other key employees could jeopardize our ability to maintain our competitive position in the industry. We currently do not have key person life insurance for any of our officers or directors.

Our revenues are subject to operational risks of the mining industry.

Although we are not required to pay operating costs, our financial results are subject to all of the hazards and risks normally associated with developing and operating mining properties, both for the properties where we are exploring or indirectly for properties operated by others where we hold royalty interests. These risks include:

–	insufficient ore reserves;

–	fluctuations in production costs that may make mining of ore uneconomic;

–	declines in the price of gold;

–	significant environmental and other regulatory restrictions;

–	labor disputes;

–	geological problems;

–	pit walls or tailings dam failures;

–	natural catastrophes such as floods or earthquakes; and

–	the risk of injury to persons, property or the environment.

Operating cost increases can have a negative effect on the value of and income from our royalty interests, and may cause an operator to curtail, delay or close operations at a mine site.

Estimates of reserves and mineralization by the operators of mines in which we have royalty interests may be incorrect.

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control or that of the operators of mineral properties in which we have a royalty interest. Reserve estimates on our royalty interests are prepared by the operators of the mining properties, and we do not participate in the preparation of such reports. The estimation of reserves and of other mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may cause revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

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

In recent years, the U.S. Congress has considered a number of proposed major revisions of the General Mining Law, which governs the creation and possession of mining claims and related activities on federal public lands in the United States. It is possible that another bill may be introduced in the Congress and it is possible that a new law could be enacted. If and when a new mining law is enacted, it might impose a royalty upon production of minerals from federal lands and might contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent new legislation may affect existing mining claims or operations, but it could raise the cost of mining operations, perhaps materially affecting operators and our royalty revenue. The effect of any revision of the General Mining Law on royalty interests in the United States cannot be determined conclusively until such revision, if any, is enacted. The majority of our interests are on public lands. If a royalty, assessment, production tax or other levy imposed on and measured by production is charged to the operator at the Pipeline Mining Complex, the amount of that charge would be deducted from gross proceeds for calculation of our two sliding-scale GSR royalties.

The mining industry is subject to significant environmental risks.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and are generally becoming more restrictive and costly. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, it could reduce our royalty revenues. To the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and results of operations.

We have recently settled a claim by the EPA against Royal Gold, along with 92 other potentially responsible parties, known as PRPs. The EPA’s allegation was based on the disposal of allegedly hazardous petroleum exploration wastes at the Casmalia Resources Hazardous Waste Site by our predecessor, Royal Resources, Inc., during 1983 and 1984. Although we do not currently expect to incur additional costs in connection with this claim, the State of California has notified us and the other parties who participated in the settlement that it will seek to recover response costs. We do not know and cannot predict the amount of the estimated costs the State would seek to recover but, if we are compelled to pay a large sum, it could materially adversely affect our operations. If the State agrees to a volumetric allocation among the parties, our portion of the liability would be 0.438% of any settlement amount. Please see Part II, Item 3. “Legal Proceedings – Casmalia Resources Hazardous Waste Disposal Site,” of this Annual Report on Form 10-K.

If title to properties are not properly maintained by the operators, our royalty revenues may be decreased.

The validity of unpatented mining claims, which constitute a significant portion of the properties on which we hold royalties in the United States, is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.

Foreign operations are subject to many risks.

Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries, like Bulgaria, do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the

United States affecting foreign trade, investment and taxation. We currently have interests in projects in Bulgaria, Argentina, and Russia. We also pursue precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.

We are subject to the considerations and risks of operating in Russia. The economy of the Russian Federation continues to display characteristics of an emerging market. These characteristics include, but are not limited to, the existence of a currency that is not freely convertible outside of the country, extensive currency controls and high inflation. The prospects for future economic stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory and political developments.

Russian laws, licenses and permits have been in a state of change and new laws may be given a retroactive effect. It is also not unusual in the context of dispute resolution in Russia for parties to use the uncertainty in the Russian legal environment as leverage in business negotiations. In addition, Russian tax legislation is subject to varying interpretations and constant change. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activities of our Russian operations may not coincide with that of management. As a result, transactions may be challenged by tax authorities and our Russian operations may be assessed additional taxes, penalties and interest, which could be significant. The periods remain open to review by the tax authorities for three years.

The Company is subject to risks relating to an uncertain or unpredictable political and economic environment in Argentina. In the short term, significant macroeconomic instability in the region is expected to negatively impact the business environment and may lead to longer term changes in the national approaches taken to ownership by foreign companies of natural resources. Argentina has experienced political instability, currency value fluctuations and changes in banking regulations in recent years. Continued or new instability, fluctuations or regulation changes could adversely affect our Argentine revenues.

Our stock price may continue to be volatile and could decline.

The market price of our common stock has fluctuated and may decline in the future. The high and low closing sale prices of our common stock were $15.48 and $4.00 in fiscal year 2002, $28.42 and $10.04 in fiscal year 2003 and $24.64 and $11.34 in fiscal year 2004. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

–	market price of gold;

–	interest rates;

–	expectations regarding inflation;

–	ability of operators to produce precious metals and develop new reserves;

–	currency values;

–	general stock market conditions; and

–	global and regional political and economic conditions, as well as many other factors.

We may change our dividend policy.

We have declared a cash dividend on our common stock for each fiscal year beginning in fiscal 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors, including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations. If our board of directors declines to declare dividends in the future, or reduces the current dividend level, our stock price could fall, and the success of an investment in our common stock would depend solely upon any future stock price appreciation in value.

Certain anti-takeover provisions could delay or prevent a third party from acquiring us.

Provisions in our Certificate of Incorporation may make it more difficult for third parties to acquire control of Royal Gold or to remove management. Some of these provisions are:

–	Permit the board of directors to issue preferred stock that has rights senior to the common stock without shareholder approval;

–	Provide for three classes of directors serving staggered, three-year terms.

We are also subject to the business combination provisions of Delaware law that could delay, deter or prevent a change in control. In addition, we have adopted a Stockholder’s Rights Plan that imposes significant penalties upon a person or group that acquires 15% or more of our outstanding common stock without the approval of the board of directors. Any of these measures could prevent a third party from pursuing an acquisition of our Company, even if shareholders believe the acquisition is in their best interests.

ITEM 3. LEGAL PROCEEDINGS

Casmalia Resources Hazardous Waste Disposal Site

On March 24, 2000, the U.S. EPA notified Royal Gold and 92 other entities that they were considered PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, at the Casmalia Resources Hazardous Waste Disposal Site, in Santa Barbara County, California. EPA’s allegation that Royal Gold was a potentially responsible party was based on the disposal of allegedly hazardous petroleum exploration wastes at Casmalia site by our predecessor, Royal Resources, Inc., during 1983 and 1984.

After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States intending to settle their liability for the United States’ past and future clean-up costs incurred at the Casmalia site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the site, our share of the $25.3 million settlement amount was $107,858, which we have deposited into the escrow account that the group of PRPs set up for that purpose in January 2002. The funds were paid to the United States on May 9, 2003. The United States may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States’ total clean-up costs at the Casmalia site significantly exceed the expected cost of approximately $272 million. We believe this to be a remote possibility; therefore, we consider our potential liability to the United States to be resolved.

The Partial Consent Decree does not resolve our potential liability to the State of California for its response costs or for natural resource damages arising from the Casmalia site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified Royal Gold and the rest of the PRP group that participated in the settlement with the United States that the State would be seeking response costs totaling approximately $12.5 million. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, we will be liable for 0.438% of any settlement amount. However, we expect that our share of liability will be completely covered by a $15 million, zero-deductible insurance policy that the group purchased specifically to protect itself from claims such as that brought by the State.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2004. Annual meeting results will be described in Item 4 of our report that will be filed on Form 10-Q, for the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Stock Market under the symbol “RGLD” and on the Toronto Stock Exchange under the symbol “RGL.” The following table shows the high and low sales prices, in U.S. dollars, for the common stock on Nasdaq, for each quarter since July 1, 2002.

		Sales Prices
		High	Low
Fiscal Year:
2003	First Quarter (July, Aug., Sept. – 2002)	$19.70	$9.05
	Second Quarter (Oct., Nov., Dec. – 2002)	$26.41	$15.27
	Third Quarter (Jan., Feb., March – 2003)	$28.80	$12.67
	Fourth Quarter (April, May, June – 2003)	$23.06	$13.03
2004	First Quarter (July, Aug., Sept. – 2003)	$25.34	$18.08
	Second Quarter (Oct., Nov., Dec. – 2003)	$23.45	$17.55
	Third Quarter (Jan., Feb., March – 2004)	$21.73	$16.00
	Fourth Quarter (April, May, June – 2004)	$18.30	$11.07

As of September 8, 2004, there were approximately 12,000 shareholders of our common stock.

Dividends

For calendar 2004, we declared an annual dividend of $0.15 per share of common stock, in four quarterly payments of $0.0375 each. We paid the first payment of $0.0375 per share on January 16, 2004, to shareholders of record at the close of business on January 2, 2004. We paid the second payment of $0.0375 per share on April 16, 2004, to shareholders of record at the close of business on April 2, 2004. We paid the third payment of $0.0375 on July 16, 2004 to shareholders of record at the close of business on July 2, 2004. We anticipate paying the fourth payment of $0.0375 on October 15, 2004, to shareholders of record at the close of business on October 1, 2004.

We paid our first dividend of $0.05 per share on July 21, 2000. For fiscal 2001, we declared our second annual dividend of $0.05 per share on our common stock, payable to holders of record as of July 6, 2001, which was paid on July 20, 2001. For fiscal 2002, we declared a third annual dividend of $0.075 per share of common stock, payable on July 19, 2002, to shareholders of record at the close of business on July 5, 2002. For fiscal 2003, we declared an annual dividend of $0.10 per share of common stock, in two semi-annual payments of $0.05 each. We paid the first payment of $0.05 per share on January 17, 2003, to shareholders of record at the close of business on January 3, 2003. We paid the second payment of $0.05 per share on July 18, 2003, to shareholders of record at the close of business on July 3, 2003.

We currently plan to sustain a dividend on a fiscal year basis, subject to the discretion of the board of directors. However, our board of directors may determine not to declare a dividend based on a number of factors including gold prices, economic and market conditions, and the financial needs of opportunities that might arise in the future.

Sales of Unregistered Securities

We did not make any unregistered sales of our securities during the fiscal year ended June 30, 2004.

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2004, concerning shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plan, which was approved by the stockholders.

(c) Number of securities
	(a) Number of securities		remaining available for
	to be issued upon	(b) Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan Category	rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by stockholders:
Equity Incentive Plan	791,017	$10.86	22,697

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	791,017	$10.86	22,697

ITEM 6. SELECTED FINANCIAL DATA

Selected Statements of Operations Data

	For The Years Ended June 30,
Amounts in thousands, except per share data	2004	2003	2002	2001	2000
Royalty revenue	$21,353	$15,788	$12,323	$5,963	$9,407
Exploration and business development	1,392	1,233	618	774	1,868
General and administrative expense	2,923	1,966	1,875	1,716	1,768
Non-cash employee stock option compensation expense	—	—	1,484	—	—
Depreciation and depletion	3,314	2,855	2,289	1,271	1,193
Impairment of mining assets	—	166	—	490	—
Net income (loss)	8,872	6,752	10,699	1,138	3,953
Basic earnings (loss) per share	$0.43	$0.34	$0.60	$0.06	$0.23
Diluted earnings (loss) per share	$0.42	$0.33	$0.59	$0.06	$0.22
Dividends declared per share	$0.15	$0.10	$0.075	$0.05	$0.05

Selected Balance Sheet Data

Amounts in thousands	2004	2003	2002	2001	2000
Total assets	$93,522	$86,359	$29,590	$17,262	$17,498
Working capital	49,460	34,296	11,990	4,431	5,692
Long-term obligations	103	113	121	127	125
Deferred tax liability	8,079	8,747	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties.

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the 2004 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through exploration.

Our financial results are closely tied to the price of gold. During the 2004 fiscal year, the price of gold averaged $389 per ounce compared with an average price of $334 per ounce for the 2003 fiscal year. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex was calculated at an average rate of 3.8% compared with an average rate of 2.9% during the prior year. This increase in our average sliding-scale royalty rate contributed to increased revenues of $21,353,071 during the 2004 fiscal year, compared with revenues of $15,788,212 during the 2003 fiscal year.

Our principal mineral property interests are:

–	two sliding-scale gross smelter return, or GSR, royalty interests;

–	one fixed GSR royalty interest; and

–	one net value royalty interest,

all relating to a mining complex known as the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits, operated by the Cortez Joint Venture, which is a joint venture between Placer Cortez, Inc. (60%), a subsidiary of Placer Dome, Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto;

–	one 1.8% net smelter return (“NSR”) royalty on the majority of the Leeville Project, which includes the development stage Leeville underground mine and a portion of the Carlin East mine, operated by Newmont Mining Corporation; and

–	one 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation operated by Barrick Gold Corporation.

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

Estimates received from the mine operators indicate that gold production, attributable to our royalty interests, for calendar year 2004 is expected to be approximately 952,000 ounces from the Pipeline

Mining Complex, 116,000 ounces from the Carlin East mine at the Leeville Project, 515,000 ounces from the SJ Claims and 55,000 ounces from the Bald Mountain mine. The Martha silver mine is expected to produce 1.3 million ounces of silver attributable to our royalty interest for the 2004 calendar year. During the first six months of calendar 2004, the mine operators have reported production attributable to our royalty interests of 535,453 ounces from the Pipeline Mining Complex, 49,080 ounces from the Carlin East mine located at the Leeville Project, 186,279 ounces from the SJ Claims and 13,751 ounces from the Bald Mountain mine.

Critical Accounting Policies

The preparation of our financial statements, in conformity with accounting principles accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Our most critical accounting estimates relate to our assumptions regarding future gold prices and the estimates of reserves and recoveries of mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we charge depreciation and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. The reserves reported by the operators as of December 31, 2003, were based on a gold price of $325 per ounce. We based our deferred tax asset valuation on a $350 per ounce gold price, as of June 30, 2004. If the long-term gold price is substantially lower, these estimates would need to change and could result in material adverse write-offs of assets and the need to establish a valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

At June 30, 2004, we had current assets of $51,901,175 compared to current liabilities of $2,441,434 for a current ratio of 21 to 1. This compares to current assets of $36,801,548 and current liabilities of $2,505,981 at June 30, 2003, resulting in a current ratio of 15 to 1. The increase in our current ratio between periods resulted primarily from net cash provided by operating activities of $13,401,048. We continue to have no long-term debt.

During fiscal 2004, liquidity needs were met from $21,353,071 in royalty revenues, $738,177 from stock option exercises, our available cash resources, and interest and other income of $442,181.

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

We currently anticipate that current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expenses, exploration and business development costs, and capital expenditures for fiscal 2005 and beyond. Our current financial resources are available for royalty acquisition and to fund dividends. In the event of a substantial acquisition, we could seek additional debt or equity financing. We may also seek additional funding from time to time as management deems appropriate.

Our contractual obligations as of June 30, 2004 follow:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$652,354	$105,652	$234,780	$248,196	$63,726
RG Russia	450,610	450,610	—	—	—
Long-term retirement obligation	129,489	26,400	52,800	50,289	—

Total	$1,232,453	$582,662	$287,580	$298,485	$63,726

For information on our contractual obligations, see Note 6 to the Consolidated Financial Statements under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.

Results of Operations

Fiscal Year Ended June 30, 2004, Compared with Fiscal Year Ended June 30, 2003

For the fiscal year ended June 30, 2004, we recorded net income of $8,871,679, or $0.43 per basic share, as compared to net income of $6,752,346, or $0.34 per basic share, for the fiscal year ended June 30, 2003.

For fiscal 2004, we received total royalty revenues of $21,353,071, at an average gold price of $389 per ounce. Royalty revenues included $18,737,676 from the Pipeline Mining Complex, $1,398,629 from the SJ Claims, $729,717 from the Carlin East mine at the Leeville Project, $230,713 from Bald Mountain, and $256,336 from the Martha Mine. These revenues were attributed to gold production of 973,220 from the Pipeline Mining Complex, 401,913 ounces from the SJ Claims, 105,505 ounces from the Carlin East mine at the Leeville Project, and 33,894 ounces from Bald Mountain. For the fiscal year ended June 30, 2003, we received total royalty revenues of $15,788,212, at an average gold price of $334 per ounce, of which $13,953,232 was attributed to our royalties from the Pipeline Mining Complex. This increase in royalty revenue compared with fiscal 2003 resulted from a higher sliding-scale royalty rate from the Pipeline Mining Complex due to a higher gold price in fiscal 2004, and the addition of revenues from the acquired SJ Claims and the Carlin East mine at the Leeville Project royalties. The royalties from the SJ Claims and the Carlin East mine at the Leeville Project represent revenues for approximately seven months of production in fiscal 2003, whereas twelve months of related production was recognized in fiscal 2004.

Cost of operations increased to $1,512,867 for the fiscal year ended June 30, 2004, compared to $1,346,890 for the fiscal year ended June 30, 2003, primarily related to an increase in Nevada net proceeds tax expenditures of approximately $323,000 associated with the increased royalty revenues. Nevada net proceeds of mines taxes are paid on all royalties received which are attributed to production in

Nevada, at a rate of 5% of gross cash receipts. Costs of operations associated with approximately twelve months of activity from the acquired SJ Claims and Leeville Project royalties also contributed to the increase.

General and administrative expenses increased to $2,923,289 for the fiscal year ended June 30, 2004, compared to $1,966,283 for the fiscal year ended June 30, 2003, primarily due to increased staffing levels, costs associated with our shelf registration statements, and increased investor relations costs of approximately $365,000, $329,000, and $171,000, respectively.

Exploration and business development expenses increased to $1,391,944 for the fiscal year ended June 30, 2004, compared to $1,232,853 for the fiscal year ended June 30, 2003, primarily due to expenditures related to business development activities worldwide of approximately $131,000.

Depreciation and depletion increased to $3,313,953 for the fiscal year ended June 30, 2004, compared to $2,854,839 for the fiscal year ended June 30, 2003, primarily due to increased production from the Carlin East mine at the Leeville Project and SJ Claims royalty interests, resulting in increased depletion of approximately $846,000. These increases were partially off-set by decreases in depletion rates for our GSR3, NVR1 and Bald Mountain interests in the current fiscal year.

Interest and other income increased to $442,181 for the fiscal year ended June 30, 2004, compared to $383,957 for the fiscal year ended June 30, 2003, primarily due to an increase in investable funds, partially offset by lower interest rates.

Deferred tax expense increased to $3,443,068 for the fiscal year ended June 30, 2004, compared to $1,708,053 for the fiscal year ended June 30, 2003. Approximately $1,360,000 of the increase was attributable to the tax effect of increased income before income taxes of $12,526,037 during fiscal 2004 compared with $8,637,078 during fiscal 2003. These increases were offset by an increase in excess depletion of $291,000 during the fiscal year.

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

For fiscal 2003, we received royalty revenues of $13,953,232 from the Pipeline Mining Complex, $720,724 from the SJ Claims, $409,729 from the Carlin East mine at the Leeville Project, $652,107 from Bald Mountain, and $52,420 from the Martha Mine. These revenues were attributed to gold production of 1,061,071 from the Pipeline Mining Complex, 241,131 ounces from the SJ Claims, 65,103 ounces from the Carlin East mine at the Leeville Project, and 113,420 from Bald Mountain. For the fiscal year ended June 30, 2002, we received total royalty revenues of $12,323,071, of which $11,658,527 was attributed to our royalties from the Pipeline Mining Complex. This increase in royalty revenue in fiscal 2003 resulted from a higher sliding-scale royalty rate from the Pipeline Mining Complex due to a higher gold price in fiscal 2003, and the addition of revenues from the acquired SJ Claims and the Carlin East mine at the Leeville Project royalties. The royalties from the SJ Claims and Leeville Project represent revenues for approximately seven months of production.

Cost of operations increased to $1,346,890 for the fiscal year ended June 30, 2003, compared to $971,068 for the fiscal year ended June 30, 2002, primarily due to an increase in Nevada net proceeds of mines tax of $123,000 related to the increased royalty revenues. In addition, a loss of $213,990 associated with the mark to market of put option contracts was recorded during fiscal 2003. Costs of operations of $68,000 associated with approximately seven months of activity from the acquired SJ Claims and the Carlin East mine at the Leeville Project royalties also contributed to the increase.

General and administrative expenses increased to $1,966,283 for the fiscal year ended June 30, 2003, compared to $1,874,952 for the fiscal year ended June 30, 2002, primarily due to increased investor relations costs of $72,000 associated with a substantial increase in the number of our shareholders.

Exploration and business development expenses increased to $1,232,853 for the fiscal year ended June 30, 2003, compared to $618,308 for the fiscal year ended June 30, 2002, primarily due to the acquisition of the RG Russia interest resulting in expenditures of $411,500 and additional exploration and lease maintenance costs of $270,000 associated with the acquired High Desert exploration properties in Nevada.

Depreciation and depletion increased to $2,854,839 for the fiscal year ended June 30, 2003, compared to $2,289,104 for the fiscal year ended June 30, 2002, primarily due to amortization of the recently acquired SJ Claims and the Carlin East mine at the Leeville Project royalty properties, which totaled $1,140,000. This increase was partially offset by lower depletion rates associated with our GSR3, NVR1, and Bald Mountain royalties, resulting in a decrease in depletion expense of $514,000.

Based upon updated production information we obtained from the operator during the fourth quarter of fiscal 2003, we recorded a non-cash impairment of mining assets of $165,654 related to our royalty interest in the Mule Canyon mine. Also in fiscal 2003, we recorded a gain of $158,396 on the sale of certain patented mining claims in southwestern Colorado.

We recorded a non-cash charge of $1,171,679 related to our equity investments in Yamana Resources for the fiscal year ended June 30, 2002, because the decline in value of these securities was deemed to be other-than-temporary. Included in the charge for the fiscal year ended June 30, 2002, was a previous unrealized loss of $553,472 recorded in Other Comprehensive Income. There was no comparable charge in the current period. We acquired our investment in shares of Yamana Resources during February 2000, at a price of C$0.52 per share. The value of these shares continued to decline and traded below our cost basis for a period of seven quarters. Prior to the first quarter of fiscal 2002, our analysis had indicated that the decline in the market value of this investment was temporary. However, a significant further decline in the value of these shares from C$0.20 to C$0.12 during the quarter ended September 30, 2001, which coincided with Yamana’s temporary closure of their Martha silver mine, led us to the ultimate conclusion that the decline in value was “other-than-temporary.” We recognized an “other-than-temporary” loss on this investment during the quarter ended September 30, 2001. There was no comparable charge in the current period.

We recorded $1,484,371 for non-cash employee stock option compensation expense for the year ended June 30, 2002, resulting from the exercise of 336,025 options during the period from August 2001 to May 2002 that involved the surrender of vested in-the-money options as consideration on exercise. This exercise method was not used before or after this period.

Interest and other income increased to $383,957 for the fiscal year ended June 30, 2003, compared to $138,671 for the fiscal year ended June 30, 2002, primarily due to an increase in investable funds, partially offset by lower interest rates.

As noted above, we recognized a non-cash deferred tax asset of $6,849,687, during fiscal 2002. During fiscal 2003, we recorded $1,708,053 in deferred tax expense associated with the utilization of net operating loss carryforwards, partially offset by the reduction of a portion of the remaining valuation allowance on the deferred tax asset of $525,232.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected gold and silver production, reserves and mineralization received from the operators of our royalty properties, as well as settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems at these properties, changes in project parameters as plans of the operators are refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ultimate additional liability, if any, to the State of California in connection with the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market price of various precious metals varies widely and is affected by numerous factors beyond our control. Please see “Risk Factors — Decreases in prices of precious metals would reduce our royalty revenues,” under Part I, Item 1. & 2. “Business and Properties” of this Annual Report on Form 10-K for more information on factors that can affect gold prices.

The royalties we receive can fluctuate significantly with changes in the market price of precious metals. This could happen because our royalty rates are tied to the price of gold or because the operators of our royalty properties may curtail or cease mining operations if the gold price falls significantly. During the fiscal year ended June 30, 2004, we reported royalty revenues of $21,353,071, with an average gold price for the period of $389 per ounce. The GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of our revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. For the fiscal year, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), we would have recorded an increase or decrease in revenues of approximately $1.6 million or $2.7 million, respectively. Due to the set price steps in the GSR1 royalty, it is not possible to extrapolate these effects on a linear basis.

We receive royalties from the NVR1 royalty on the Pipeline Mining Complex in gold, and the value of this royalty therefore depends on the price of gold. We sold 2,907 ounces of gold bullion in fiscal 2004, at an average realized price of $383 per ounce, and 3,183 ounces of gold bullion in fiscal 2003, at an average realized price of $354 per ounce.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Royal Gold, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
 Denver, Colorado
 September 10, 2004

ROYAL GOLD, INC.
Consolidated Balance Sheets
As of June 30,

	2004	2003
Current assets
Cash and cash equivalents	$44,800,901	$33,485,543
Royalty receivables	5,221,307	3,125,437
Current deferred tax asset	1,671,305	—
Prepaid expenses and other	207,662	190,568

Total current assets	51,901,175	36,801,548
Royalty interests in mineral properties, net	40,325,611	43,559,743
Available for sale securities	420,231	457,584
Deferred tax asset	306,565	5,454,500
Other assets	568,228	85,297

Total assets	$93,521,810	$86,358,672

Current liabilities
Accounts payable	$1,232,539	$1,126,591
Dividend payable	779,377	1,032,735
Accrued compensation	200,000	200,000
Other	229,518	146,655

Total current liabilities	2,441,434	2,505,981
Deferred tax liability	8,078,975	8,746,702
Other long term liabilities	103,089	113,489

Total Liabilities	10,623,498	11,366,172
Commitments and contingencies (notes 6 and 11) Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; issued 21,012,583 and 20,883,914 shares, respectively	210,125	208,838
Additional paid-in capital	102,019,891	100,612,048
Accumulated other comprehensive income	28,097	64,963
Accumulated deficit	(18,262,929)	(24,796,477)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	82,898,312	74,992,500

Total liabilities and stockholders’ equity	$93,521,810	$86,358,672

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
For The Years Ended June 30,

	2004	2003	2002
Royalty revenues	$21,353,071	$15,788,212	$12,323,071
Costs and expenses
Costs of operations	1,512,867	1,346,890	971,068
General and administrative	2,923,289	1,966,283	1,874,952
Non-cash employee stock option compensation expense	—	—	1,484,371
Exploration and business development	1,391,944	1,232,853	618,308
Impairment of royalty interests in mineral properties	—	165,654	—
Depreciation, depletion and amortization	3,313,953	2,854,839	2,289,104

Total costs and expenses	9,142,053	7,566,519	7,237,803

Gain on sale of other assets	—	158,396	—
Operating income	12,211,018	8,380,089	5,085,268

Interest and other income	442,181	383,957	138,671
Loss on marketable securities	—	—	(1,171,679)
Interest and other expense	(127,162)	(126,968)	(124,672)

Income before income taxes	12,526,037	8,637,078	3,927,588
Current tax expense	(211,290)	(176,679)	(78,552)
Deferred tax (expense) benefit	(3,443,068)	(1,708,053)	6,849,687

Net income	$8,871,679	$6,752,346	$10,698,723

Adjustments to other comprehensive income
Unrealized gain (loss) on available for sale securities	(36,866)	(120,018)	184,981
Realization of the change in market value of available for sale securities	—	—	553,472

Comprehensive income	$8,834,813	$6,632,328	$11,437,176

Basic earnings per share	$0.43	$0.34	$0.60

Basic weighted average shares outstanding	20,760,452	19,795,949	17,930,767
Diluted earnings per share	$0.42	$0.33	$0.59

Diluted weighted average shares outstanding	21,110,521	20,231,638	18,170,225

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Stockholders’ Equity
For The Years Ended June 30, 2004, 2003 and 2002

	Common Shares					Treasury Stock
				Accumulated
			Additional	Other				Total
			Paid-In	Comprehensive	Accumulated			Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance at June 30, 2001	18,101,622	$181,016	$55,868,222	$(553,472)	$(38,837,098)	229,224	$(1,096,872)	$15,561,796
Issuance of common stock for exercise of options	178,218	1,782	1,520,998					1,522,780
Net income and comprehensive income for the year ended June 30, 2002				738,453	10,698,723			11,437,176
Dividends					(1,354,022)			(1,354,022)

Balance at June 30, 2002	18,279,840	182,798	57,389,220	184,981	(29,492,397)	229,224	(1,096,872)	27,167,730
Issuance of common stock for
Acquisition of High Desert	1,412,229	14,122	28,116,756					28,130,878
Stock issuances	1,000,000	10,000	14,115,000					14,125,000
Exercise of options and other	191,845	1,918	991,072					992,990
Net income and comprehensive income for the year ended June 30, 2003				(120,018)	6,752,346			6,632,328
Dividends					(2,056,426)			(2,056,426)

Balance at June 30, 2003	20,883,914	208,838	100,612,048	64,963	(24,796,477)	229,224	(1,096,872)	74,992,500
Issuance of common stock for exercise of options	128,669	1,287	736,890					738,177
Tax benefit of stock option exercises			670,953					670,953
Net income and comprehensive income for the year ended June 30, 2004				(36,866)	8,871,679			8,834,813
Dividends					(2,338,131)			(2,338,131)

Balance at June 30, 2004	21,012,583	$210,125	$102,019,891	$28,097	$(18,262,929)	229,224	$(1,096,872)	$82,898,312

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
For The Years Ended June 30,

	2004	2003	2002
Cash flows from operating activities
Net income	$8,871,679	$6,752,346	$10,698,723
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	3,313,953	2,854,839	2,289,104
(Gain) loss on marketable securities	(22,778)	—	1,171,679
Deferred tax expense (benefit)	3,443,068	1,708,053	(6,849,687)
Impairment of mining assets	—	165,654	—
Non-cash employee option compensation expense	—	—	1,484,371
Gain on sale of other assets	—	(158,396)	—
Put option mark to market	—	213,990	111,603
Other	26,623	6,356	—
(Increase) decrease in:
Royalty receivables	(2,095,870)	95,390	(1,803,067)
Prepaid expenses and other assets	(112,955)	(8,528)	51,734
Increase (decrease) in:
Accounts payable, accrued liabilities and other current liabilities	(12,272)	61,421	268,984
Other long term liabilities	(10,400)	(7,036)	(6,575)

Net cash provided by operating activities	$13,401,048	$11,684,089	$7,416,869

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30,

	2004	2003	2002
Cash flows from investing activities
Capital expenditures for property and equipment	$(271,020)	$(24,067)	$(34,945)
Acquisition, net of cash acquired of $853,480	—	(2,296,179)	—
Proceeds from sale of marketable securities	38,642	—	19
Proceeds from sale of other assets	—	277,283	—

Net cash used in investing activities	(232,378)	(2,042,963)	(34,926)

Cash flows from financing activities
Dividends paid	(2,591,489)	(2,377,713)	(894,490)
Purchase of common stock	—	—	—
Proceeds from issuance of common stock	738,177	15,117,990	38,409

Net cash (used in) provided by financing activities	(1,853,312)	12,740,277	(856,081)

Net increase in cash and equivalents	11,315,358	22,381,403	6,525,862

Cash and equivalents at beginning of year	33,485,543	11,104,140	4,578,278

Cash and equivalents at end of year	$44,800,901	$33,485,543	$11,104,140

Supplemental disclosure of cash paid for:
Declared dividends on common stock	$2,338,131	$2,056,426	$1,354,022
Interest	—	—	—
Income taxes	453,000	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Operations

Royal Gold, Inc. was incorporated under the laws of the State of Delaware on January 5, 1981, and is engaged in the acquisition and management of precious metals royalty interests. Royalty revenue is currently generated from mining operations in the United States and Argentina. We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the 2004 fiscal year, we focused on the creation of royalty interests through exploration and also the acquisition of royalty interests.

Summary of Significant Accounting Policies

Use of Estimates:

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of Consolidation:

The consolidated financial statements include the accounts of Royal Gold and its wholly-owned subsidiaries. Intercompany transactions and account balances have been eliminated in consolidation.

Cash and Cash Equivalents:

For purposes of the Statements of Cash Flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2004, cash and cash equivalents were primarily held in uninsured interest bearing cash and money market accounts, with an AAA rated financial institution.

Available for Sale Securities:

Investments in securities that have readily determinable fair values are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity, except that declines in market value judged to be other than temporary are recognized in determining net income. When investments are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sold, the realized gains and losses on these investments, determined using the specific identification method, are included in determining net income.

Royalty Interests in Mineral Properties:

Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under FASB Statement No. 140 or a derivative instrument under FASB Statement No. 133. As of June 30, 2004, all of our royalty interest are classified as tangible assets

Acquisition costs of production and development stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the mineral properties remaining life, using proven and probable reserves. The carrying value of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future. Exploration costs are charged to operations when incurred.

Asset Impairment:

We evaluate long-lived assets for impairment when events or circumstances indicate that the related carrying amounts may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, and whenever new information regarding the mineral properties is obtained from the operator that could affect the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Our estimate of gold prices, operator’s estimates of proven and probable reserves related to our royalty properties, and operator’s estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.

Office Furniture, Equipment and Improvements:

We record the acquisition cost of office furniture and equipment and leasehold improvements as a component of other assets in our consolidated balance sheets. We depreciate our office furniture and equipment over estimated useful lives ranging from two to seven years using the straight-line method. Leasehold improvements are amortized over the term of the lease using the straight-line method. The cost of normal maintenance and repairs is expensed as incurred. Significant expenditures, which increase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the life of the asset, are capitalized and depreciated over the estimated remaining useful life of the asset. Upon retirement or disposition of office furniture, equipment, or improvements, related gains or losses are recorded in operations.

Revenue:

Royalty revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectibility of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

Income Taxes:

Deferred income taxes reflect the expected future tax consequences of temporary differences between the tax basis amounts and financial statement carrying amounts of assets and liabilities at each year end, and the expected future benefits of net operating loss carryforwards, tax credits and other carryforwards.

Stock Options:

We measure compensation cost as prescribed by APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. No compensation cost related to the granting of stock options has been recognized in the financial statements as the exercise price of all option grants was equal to the market price of our Common Stock at the date of grant. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123. SFAS 123 defines a fair value based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and per share amounts would have been recorded.

	For The Years Ended June 30,			`
	2004	2003	2002
Net income, as reported	$8,871,679	$6,752,346	$10,698,723
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(851,971)	(780,639)	$(316,673)

Pro forma net income	$8,019,708	$5,971,707	$10,382,050

Earnings per share:
Basic, as reported	$0.43	$0.34	$0.60

Basic, pro forma	$0.39	$0.30	$0.58

Diluted, as reported	$0.42	$0.33	$0.59

Diluted, pro forma	$0.38	$0.30	$0.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

	2004	2003	2002
Weighted average expected volatility	74.1%	56.7%	46.1%
Weighted average expected option term in years	4.8	5.5	5.5
Weighted average risk free interest rate	3.5%	3.2%	4.3%
Weighted average grant fair value	$12.17	$10.05	$4.05

Operating Segments:

We manage our business under one operating segment, consisting of royalty acquisition and management activities. All of our assets and revenues are attributable to the royalty operating segment.

Comprehensive Income:

In addition to net income, comprehensive income includes changes in equity during a period associated with cumulative unrealized changes in the fair value of marketable securities held for sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2003, the FASB issued FIN 46R which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have any impact on our financial position or results of operations.

On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. During the fourth quarter of fiscal 2004, we evaluated and determined that our royalty interests are tangible assets under the revised standard. We based our conclusion on several factors including:

(1)	Our royalty interests in mineral properties are considered real property interests;

(2)	Our royalty interests in mineral properties do not meet the definition of financial assets under FASB Statement No. 140; and

(3)	Our royalty interests in mineral properties do not meet the definition of derivative instruments under FASB Statement No. 133.

Accordingly, we have reclassified all of our Royalty Interests in Mineral Properties as tangible assets in our consolidated balance sheets and ceased amortizing exploration stage mineral interests prior to the commencement of production on a prospective basis during the fourth quarter of fiscal 2004. The adoption of the FSP resulted in a decrease to depreciation, depletion and amortization expense of approximately $68,000 during the fourth quarter of fiscal 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	ROYALTY INTERESTS IN MINERAL PROPERTIES

		Accumulated
		Depletion &
	Gross	Amortization	Net
As of June 30, 2004
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,871,963)	3,233,057
NVR1	2,135,107	(1,256,267)	878,840
Bald Mountain	1,978,547	(1,764,574)	213,973
SJ Claims	20,788,444	(1,736,073)	19,052,371
Carlin East mine	1,775,809	(1,118,325)	657,484
Martha Mine	172,810	(158,000)	14,810

	34,955,737	(10,905,202)	24,050,535
Development stage royalty interests:
Leeville Project	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville Project	2,305,845	(271,187)	2,034,658

Total royalty interest in mineral properties	$51,502,000	$(11,176,389)	$40,325,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Accumulated
		Depletion &
	Gross	Amortization	Net
As of June 30, 2003
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,042,730)	4,062,290
NVR1	2,135,107	(929,805)	1,205,302
Bald Mountain	1,978,547	(1,729,643)	248,904
SJ Claims	20,788,444	(678,557)	20,109,887
Carlin East mine	1,642,757	(380,185)	1,262,572
Martha Mine	172,810	(100,212)	72,598

	34,822,685	(7,861,132)	26,961,553
Development stage royalty interests:
Leeville Project	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville Project	2,305,845	(67,819)	2,238,026
Carlin East mine	133,052	(13,306)	119,746
Mule Canyon	—	—	—

	2,438,897	(81,125)	2,357,772

Total royalty interest in mineral properties	$51,502,000	$(7,942,257)	$43,559,743

Effective April 1, 2004, we have reclassified all of our royalty interests in mineral properties as tangible assets in our consolidated balance sheets and ceased amortizing exploration stage mineral interests prior to the commencement of production on a prospective basis. This resulted in a decrease to depreciation, depletion and amortization of approximately $68,000 during the fourth quarter of fiscal 2004.

Presented below is a discussion of the status of each of our royalty interests in mineral properties.

Pipeline Mining Complex

We own two sliding-scale gross smelter return royalties (GSR1 ranging from 0.40% to 5.0% and GSR2 ranging from 0.72% to 9.0%), a 0.71% fixed gross royalty (GSR3), and a 0.39% net value royalty (NVR1) over the Pipeline Mining Complex that includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada.

The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We carry our interest in the non-reserve portion of the Leeville Project as an exploration stage royalty interest, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed at Leeville associated with our interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods as appropriate. In the event that future events or circumstances indicate that the non-reserve portion of the Leeville Project will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.

Effective January 1, 2004, the royalty we hold on the Carlin East mine at the Leeville Project, which was recorded as an exploration stage royalty interest, was reclassified as a production stage royalty interest. This reclassification was a result of updated reserve information reported by the operator.

Martha Mine

We own a 2% NSR royalty on the Martha Mine located in Argentina, operated by Coeur d’Alene Mining Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mule Canyon

We own a 5% NSR royalty on a portion of the Mule Canyon mine, operated by Newmont Mining Corporation. Based upon updated production information obtained from the operator during the fourth quarter of fiscal 2003, we recorded an impairment charge of $165,654, to write-off the remaining book value of our investment in Mule Canyon. We continue to own this royalty, but do not expect to receive revenues from production at Mule Canyon in the foreseeable future.

3. AVAILABLE FOR SALE SECURITIES

Investments in securities that have readily determinable market values are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded in Accumulated Other Comprehensive Income as a separate component of stockholders’ equity, except for those declines in market value judged to be other than temporary, which are recognized in determining net income. When investments are sold, the realized gains and losses on these investments, which are determined using the specific identification method, are included in determining net income. We recorded a gain on sale of available for sale securities of $22,778 during fiscal 2004, which is included in interest and other income in the accompanying consolidated statements of operations and comprehensive income. We had no sales of available for sale investments during fiscal 2003 or 2002.

We had an accumulated unrealized gain of $28,097 and $64,963 in these securities at June 30, 2004 and 2003, respectively.

We recorded a non-cash charge of $1,171,679 related to our equity investments in Yamana Resources for the fiscal year ended June 30, 2002, because the decline in value of these securities was deemed to be other-than-temporary. Included in the charge for the fiscal year ended June 30, 2002, was a previous unrealized loss of $553,472 recorded in Other Comprehensive Income. There was no comparable charge in the current period. We acquired our investment in shares of Yamana Resources during February 2000, at a price of C$0.52 per share. The value of these shares continued to decline and traded below our cost basis for a period of seven quarters. Prior to the first quarter of fiscal 2002, our analysis had indicated that the decline in the market value of this investment was temporary. However, a significant further decline in the value of these shares from C$0.20 to C$0.12 during the quarter ended September 30, 2001, which coincided with Yamana’s temporary closure of their Martha silver mine, led us to the ultimate conclusion that the decline in value was “other-than-temporary.” We recognized an “other-than-temporary” loss on this investment during the quarter ended September 30, 2001. There was no comparable charge in the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Year Ended June 30, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$8,871,679	20,760,452	$0.43
Effect of potentially dilutive options		350,069

Diluted EPS	$8,871,679	21,110,521	$0.42

Options to purchase 266,940 shares of common stock, at an average purchase price of $20.10 per share, were outstanding at June 30, 2004, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the year.

	For The Year Ended June 30, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$6,752,346	19,795,949	$0.34
Effect of potentially dilutive options		435,689

Diluted EPS	$6,752,346	20,231,638	$0.33

Options to purchase 164,980 shares of common stock, at an average purchase price of $20.06 per share, were outstanding at June 30, 2003, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the year.

	For The Year Ended June 30, 2002
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$10,698,723	17,930,767	$0.60
Effect of potentially dilutive options		239,458

Diluted EPS	$10,698,723	18,170,225	$0.59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 115,000 shares of common stock, at an average purchase price of $9.96 per share, were outstanding at June 30, 2002, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the year.

5. INCOME TAXES

The tax effects of significant temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2004 and 2003, are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$1,671,305	$5,243,811
AMT credit carryforwards	403,528	182,146
Other	223,483	467,569

Total deferred tax assets	2,298,316	5,893,526
Valuation allowance	(320,446)	(439,026)

Net deferred tax assets	1,977,870	5,454,500

Deferred tax liabilities:
Mineral property basis	(8,078,975)	(8,746,702)

Total deferred tax liabilities	(8,078,975)	(8,746,702)

Total net deferred taxes	$(6,101,105)	$(3,292,202)

At June 30, 2004, we had approximately $4,600,000 of net operating loss carryforwards which, if unused, will expire during the years 2005 through 2022. Our ability to generate future taxable income to realize the benefits of our tax assets will depend primarily on the spot price of gold.

	2004	2003	2002
Current federal tax expense	$211,290	$176,679	$78,552
Deferred tax expense	3,561,648	2,233,285	1,053,226
Decrease in deferred tax asset valuation allowance	(118,580)	(525,232)	(7,902,913)

	$3,654,358	$1,884,732	$(6,771,135)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for the years ended June 30, 2004, 2003 and 2002, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	2004	2003	2002
Total expense computed by applying statutory rate	$4,384,113	$3,022,977	$1,374,656
State income taxes, net of federal benefit	130,741	—	—
Adjustments of valuation allowance	(118,580)	(525,232)	(7,902,913)
Excess depletion	(836,534)	(545,321)	(431,685)
Other	94,618	(67,692)	188,807

	$3,654,358	$1,884,732	$(6,771,135)

As of June 30, 2004, our remaining valuation allowance is associated with the book versus tax basis difference attributed to our available for sale securities. Based upon an estimated long-term gold price of $350 per ounce, we anticipate that our remaining net operating loss carryforwards will likely be fully utilized during fiscal 2005.

As of June 30, 2003, we evaluated our deferred tax asset valuation allowance by forecasting the future utilization of our net operating loss carryforwards, which totaled approximately $15 million. Using an estimated long-term gold price of $300 per ounce at June 30, 2003, we projected that we would fully utilize our existing net operating loss carryforwards. As a result, we determined that it was appropriate to remove the remaining valuation allowance associated with our net operating loss carryforwards as of June 30, 2003. The acquisition of High Desert during fiscal 2003 contributed to our ability to utilize our remaining net operating loss carryforwards and, therefore, to fully release our valuation allowance during fiscal 2003. During fiscal 2002, our long-term forecast assumed a gold price of $300 and resulted in expected unused NOL’s of $2.6 million. As a result, the valuation allowance was partially reduced in 2002 by approximately $7.9 million.

6. COMMITMENTS

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

As of June 30, 2004, we have funded $850,000 of the committed $1.3 million. We have expensed the initial funding amount as a component of Exploration and Business Development in the accompanying financial statements. We expect to fund the balance of the commitment prior to June 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease

We lease office space under a lease agreement, which expires December 31, 2009. Future minimum cash rental payments are $105,652, $115,713, $119,067, $122,421, $125,775 and $63,726 for fiscal years ending June 30, 2005, 2006, 2007, 2008, 2009 and 2010, respectively. Rent expense charged to operations for the years ended June 30, 2004, 2003 and 2002, amounted to $122,507, $116,786 and $108,120, respectively.

Employment Agreements

We have one-year employment agreements with some of our officers which, under certain circumstances, require total minimum future compensation, at June 30, 2004, of $533,500. The terms of each of these agreements automatically extend, every February, for one additional year, unless terminated by Royal Gold or the officer, according to the terms of the agreements.

Line of Credit Commitment Fees

We have a $10 million line of credit from HSBC Bank USA that may be used to acquire producing royalties. Repayment of any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. At this time, no funds have been drawn under the line of credit. During fiscal 2004, 2003 and 2002, we paid commitment fees of $76,510, $76,282 and $75,417, respectively, to HSBC.

7. STOCKHOLDERS’ EQUITY

During the fiscal year ended June 30, 2004, options to purchase 128,669 shares were exercised, resulting in proceeds of $738,177.

During the fiscal year ended June 30, 2003, options to purchase 188,853 shares were exercised, resulting in proceeds of $992,961.

Preferred Stock

We have 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock.

Treasury Stock

We have adopted a stock repurchase program, in which the Board of Directors authorized the repurchase of up to $5 million of our common stock, from time-to-time, in the open market or in privately negotiated transactions. In accordance with this program, we have repurchased 229,224 shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchased shares are held in the treasury for general corporate purposes. We have no commitments to purchase our common stock.

Stockholders’ Rights Plan

Our board of directors adopted a Stockholders’ Rights Plan in which preferred stock purchase rights (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock held as of close of the business on September 11, 1997. The terms of the Stockholders Rights plan provide that if any person or group were to announce an intention to acquire or were to acquire 15 percent or more of our outstanding common stock, then the owners of each share of common stock (other than the acquiring person or group) would become entitled to exercise a right to buy one one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock of Royal Gold, at an exercise price of $50 per Right.

Stock Option Plan

We have an Equity Incentive Plan (“the Plan”) whereby options under the Plan are exercisable at prices equal to the market value of our common stock as of the date of grant and expire ten years after the date of grant.

Stock Options

The following schedules detail activity related to options for the years ended June 30, 2004, 2003 and 2002:

	Optioned	Weighted Average
	Shares	Exercise Prices
Options Outstanding at June 30, 2001	1,051,079	$5.01
Granted	135,000	$8.94
Exercised	(346,025)	$4.36
Options Outstanding at June 30, 2002	840,054	$5.90
Granted	164,980	$20.06
Exercised	(188,853)	$5.41
Options outstanding at June 30, 2003	816,181	$8.87
Granted	104,000	$20.01
Exercised	(128,669)	$5.71
Reissued	(495)	$4.59
Options outstanding at June 30, 2004	791,017	$10.86

All exercisable options outstanding at June 30, 2004, consist of 524,077 options exercisable at a weighted average exercise price of $6.14. All options outstanding at June 30, 2004, consist of 791,017 options, at an average exercise price of $10.85, and a weighted average remaining contractual life of 6.27 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded $1,484,371 for non-cash employee stock option compensation expense for the year ended June 30, 2002, resulting from the exercise of 336,025 options during the period from August 2001 to May 2002 that involved the surrender of vested in-the-money options as consideration on exercise. This exercise method was not used before or after this period.

8. MAJOR CUSTOMERS

In each of fiscal years 2004, 2003 and 2002, we received $18,968,389, $14,605,339 and $12,170,000, respectively, of our royalty revenues from the same operator.

9. SIMPLIFIED EMPLOYEE PENSION (“SEP”) PLAN

We maintain a SEP Plan in which all employees are eligible to participate. We contribute a minimum of 3% of an employee’s compensation to an account set up for the benefit of the employee. If an employee also chooses to contribute to the SEP Plan through salary reduction contributions, we will match such contributions to a maximum of 7% of the employee’s salary. We contributed $104,422, $75,808 and $85,368, in fiscal years 2004, 2003 and 2002, respectively.

10. ACQUISITION OF HIGH DESERT MINERAL RESOURCES, INC.

In December 2002, we completed the acquisition of 49,371,293 (93.5%) of the common stock of High Desert Mineral Resources, Inc. (“High Desert”), from High Desert’s principal stockholder. Consideration for the purchase was 1,412,229 newly issued shares of Royal Gold common stock and $200,000 in cash. As a result of the acquisition, Royal Gold held a total of 49,411,793 shares of common stock of High Desert, representing 93.5% of the issued and outstanding shares.

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

The primary assets of High Desert were royalties associated with two producing mineral properties. One is a 2% carried working interest, equal to a 2% net smelter return royalty, in the Newmont HD Venture Property (Leeville Project, which includes a portion of the Carlin East mine), operated by Newmont Mining Corporation. The other is a 1% net smelter return royalty on the SJ Claims, which covers a large part of the Betze-Post mine operated by Barrick Gold Corporation. In a separate agreement, Royal Gold agreed to repay an acquired $2.9 million note payable. In lieu of repaying the debt in cash, Royal Gold has conveyed to the note holder 10% of the SJ Claims royalty and 10% of the Leeville Project royalty, owned by High Desert at the time of the acquisition. As a result, our remaining interest in the SJ Claims and Leeville Project royalties is 0.9% and 1.8%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for as an asset acquisition using the purchase method of accounting, whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The purchase price in the acquisition was calculated using the fair market value of the shares issued, as of the date of the announcement of the transaction, plus cash and direct acquisition costs paid by Royal Gold. We have allocated the purchase price of $30.5 million to the fair market values of the assets and liabilities acquired, including $39.1 million royalty interests in mineral properties, $1.1 million to acquired tax assets and $9.5 million to deferred tax liabilities resulting from the acquisition. At the time of the acquisition, High Desert had a $216,500 working capital deficit. We also incurred approximately $360,000 for costs related to this acquisition. The results of High Desert have been reflected in the results of Royal Gold since December 6, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONTINGENCIES

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

12. SUBSEQUENT EVENTS

Sparrow Hawk Claims

On July 27, 2004, we acquired 31 unpatented mining claims from Quicksilver Phenomenon, LLC on lands located southeast of the Cortez Joint Venture area, Eureka County, Nevada. The purchase price for the mining claims totaled $30,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

					Earnings
					Per Share of Common
					Stock
				Earnings	Assuming
	Royalty Revenues	Operating Income	Net Income (Loss)	Per Share of Common Stock	Dilution
Fiscal Year 2004 Quarter Ended:
September 30	$4,181,485	$1,823,320	$1,343,113	$0.06	$0.06
December 31	5,083,461	2,920,595	2,277,465	0.11	0.11
March 31	6,020,841	3,854,917	2,950,814	0.14	0.14
June 30	6,067,284	3,612,186	2,300,287	0.12	0.11

	$21,353,071	$12,211,018	$8,871,679	$0.43	$0.42

Fiscal Year 2003 Quarter Ended:
September 30	$3,366,172	$1,928,141	$1,425,505	$0.08	$0.07
December 31	3,117,384	1,598,761	1,232,345	0.06	0.06
March 31	5,587,567	3,526,771	2,473,159	0.12	0.12
June 30	3,717,089	1,326,416	1,621,337	0.08	0.08

	$15,788,212	$8,380,089	$6,752,346	$0.34	$0.33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended June 30, 2004, there were no changes in or disagreements with our accountants, PricewaterhouseCoopers LLP, over accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Accounting Officer, based on their evaluation of our disclosure controls and procedures as of June 30, 2004, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Directors and Officers”) to be held on November 10, 2004, and to be filed with the Securities and Exchange commission within 120 days after June 30, 2004.

The information called for by Item 10. “Compliance with Section 16(a) of the Exchange Act,” is incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934”) to be held on November 10, 2004, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2004.

The Company during fiscal 2004 adopted a “Code of Business Conduct and Ethics” that applies to the Company’s principal executive officer, principal accounting officer and all its employees. The Company’s Code of Business Conduct and Ethics is attached to this Annual Report on Form 10-K as Exhibit 14 and is available on the Company’s website at www.royalgold.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Royal Gold, Inc., Attention Karen Gross, 1660 Wynkoop Street, Suite 1000, Denver, Colorado, 80202. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Compensation of Directors and Officers”) to be held on November 10, 2004, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on November 10, 2004, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Certain Relationships and Related Transactions”) to be held on November 10, 2004, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Ratification of Appointment of Independent Certified Public Accountants”) to be held on November 10, 2004, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following is a list of documents filed as part of this report and are included herewith (*) or have been filed previously:

	(1)	Financial Statements included in Item 8.

		–	Consolidated Balance Sheets

		–	Consolidated Statements of Operations and Comprehensive Income

		–	Consolidated Statements of Stockholders’ Equity

		–	Consolidated Statements of Cash Flow

		–	Notes to Consolidated Financial Statements

	(2)	Financial Statement schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the required information is set forth in the financial statements or notes thereto.

	(3)	Exhibits:

Exhibit
Number		Description
2	(a)	Certificate of Ownership and Merger of High Desert Merger Sub Inc. into High Desert Mineral Resources, Inc. Item 7, Exhibit 2.1, on Form 8-K filed December 20, 2002. (Incorporated herein by reference.)

3	(a)	Certificate of Incorporation - Exhibit (b) to the Company’s Form 10-K for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

	(b)	Amendment to Certificate of Incorporation - Exhibit (c) to the Company’s Form 10-K for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

	(c)	Amendment to Certificate of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company’s Form 10-K for the year ended June 30, 1987. (Incorporated herein by reference.)

	(d)	Amendment to Certificate of Incorporation dated February 2, 1988 - Exhibit 3(f) to the Company’s Form 10-K for the year ended June 30, 1990. (Incorporated herein by reference.)

	(e)	Amendment to Certificate of Incorporation dated February 8, 1988.

	(f)	Amendment to Certificate of Incorporation dated April 22, 1996.

Exhibit
Number		Description
	(g)	Certificate of Designations dated September 17, 1997.

	(h)	By-Laws - Exhibit (d) to the Company’s Form 10-K, for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

4	(a)	Shareholders’ Rights Agreement Exhibit B to the Company’s Form 8-A dated September 11, 1997. (Incorporated herein by reference.)

10	(a)**	Equity Incentive Plan - filed as part of Def 14A, filed November 25, 1996. (Incorporated herein by reference.)

	(b)	Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co., S.A., and Royal Gold, Inc., dated effective March 30, 1998 - Exhibit 10(s) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(c)	Private Agreement between Rakov Pty. Ltd. and Royal Gold, Inc. dated effective March 28, 1998 - Exhibit 10(t) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(d)	Exploration and Development Option Agreement between Placer Dome U.S., Inc. and Royal Gold, Inc. dated effective July 1, 1998 - Exhibit 10(v) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(e)	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999, as filed as part of Item 5 of Form 8-K filed April 12, 1999. (Incorporated herein by reference.)

	(f)	Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999, as filed as part of Item 5 of Form 8-K filed September 2, 1999. (Incorporated herein by reference.)

	(g)	Amendment to Equity Incentive Plan - filed as part of Def 14A, filed October 15, 1999. (Incorporated herein by reference.)

	(h)	Loan agreement between Royal Gold Inc. and HSBC Bank USA dated December 18, 2000, as filed as part of Item 6 of Form 10-Q filed February 8, 2002. (Incorporated herein by reference.)

	(i)	Share Exchange Agreement, dated November 9, 2002, by and between P. Lee Halavais and Royal Gold, Inc. - filed as Exhibit 10.1 of Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

	(j)	Amendment to Share Exchange Agreement, dated November 22, 2002 - filed as Exhibit 10.1a on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

	(k)	Second Amendment to Share Exchange Agreement, dated November 29, 2002 - filed as Exhibit 10.1b on Form 8-K filed December 23, 2002.

Exhibit
Number		Description
(Incorporated herein by reference.)

	(l)	Assignment and Assumption Agreement, dated December 6, 2002 - filed as Exhibit 10.1b on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

14*		Code of Business Conduct and Ethics, dated May 1, 2004.

21*		Royal Gold and Its Subsidiaries.

23*		Auditor’s Consent.

31*	(a)	Certification of Chairman and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31*	(b)	Certification of Treasurer and Chief Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32*		Written Statement of Chairman and Chief Executive Officer, and Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350.)

* - Filed herewith.

** - Identifies each management contract or compensation plan or arrangement.

(b)	Current Reports on Form 8-K filed or furnished during the fourth fiscal quarter of 2004:

	–	Current Report on Form 8-K filed April 15, 2004 under Item 2. (Acquisition or Disposition of Assets.)

	–	Current Report on Form 8-K furnished April 23, 2004 under Item 12. (Results of Operations and Financial Condition.)

	–	Current Report on Form 8-K furnished April 27, 2004 under Item 9. (Regulation Fair Disclosure.)

	–	Current Report on Form 8-K furnished May 6, 2004 under Item 12. (Results of Operations and Financial Condition.)

	–	Current Report on Form 8-K furnished June 16, 2004 under Item 9 (Regulation Fair Disclosure.)

	–	Current Report on Form 8-K filed July 15, 2004 under Item 5. (Other Event.)

	–	Current Report on Form 8-K filed July 28, 2004 under Item 5. (Other Event.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: September 10, 2004	By:	/s/Stanley Dempsey

Stanley Dempsey
Chairman, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 10, 2004	By:	/s/Stanley Dempsey

Stanley Dempsey
Chairman, Chief Executive Officer, and Director

Date: September 10, 2004	By:	/s/Stefan L. Wenger
Stefan L. Wenger
Treasurer and Chief Accounting Officer

Date: September 10, 2004	By:	/s/John W. Goth
John W. Goth
Director

Date: September 10, 2004	By:	/s/Pierre Gousseland
Pierre Gousseland
Director

Date: September 10, 2004	By:	/s/S. Oden Howell, Jr.
S. Oden Howell, Jr.
Director

Date: September 10, 2004	By:	/s/Tony Jensen
Tony Jensen President, Chief Operating Officer, and Director

Date: September 10, 2004	By:	/s/Merritt E. Marcus
Merritt E. Marcus
Director

Date: September 10, 2004	By:	/s/Edwin W. Peiker, Jr.
Edwin W. Peiker, Jr.
Director

Date: September 10, 2004	By:	/s/James W. Stuckert
James W. Stuckert
Director

Date: September 10, 2004	By:	/s/Donald Worth
Donald Worth
Director

Exhibit Index

Exhibit
Number		Description
2	(a)	Certificate of Ownership and Merger of High Desert Merger Sub Inc. into High Desert Mineral Resources, Inc. Item 7, Exhibit 2.1, on Form 8-K filed December 20, 2002. (Incorporated herein by reference.)

3	(a)	Certificate of Incorporation - Exhibit (b) to the Company’s Form 10-K for the

	(b)	fiscal year ended December 31, 1980. (Incorporated herein by reference.) Amendment to Certificate of Incorporation - Exhibit (c) to the Company’s Form 10-K for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

	(c)	Amendment to Certificate of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company’s Form 10-K for the year ended June 30, 1987. (Incorporated herein by reference.)

	(d)	Amendment to Certificate of Incorporation dated February 2, 1988 - Exhibit 3(f) to the Company’s Form 10-K for the year ended June 30, 1990. (Incorporated herein by reference.)

	(e)	Amendment to Certificate of Incorporation dated February 8, 1988.

	(f)	Amendment to Certificate of Incorporation dated April 22, 1996.

	(g)	Certificate of Designations dated September 17, 1997.

	(h)	By-Laws - Exhibit (d) to the Company’s Form 10-K, for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

4	(a)	Shareholders’ Rights Agreement Exhibit B to the Company’s Form 8-A dated September 11, 1997. (Incorporated herein by reference.)

10	(a)**	Equity Incentive Plan - filed as part of Def 14A, filed November 25, 1996. (Incorporated herein by reference.)

	(b)	Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co., S.A., and Royal Gold, Inc., dated effective March 30, 1998 - Exhibit 10(s) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(c)	Private Agreement between Rakov Pty. Ltd. and Royal Gold, Inc. dated effective March 28, 1998 - Exhibit 10(t) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(d)	Exploration and Development Option Agreement between Placer Dome U.S., Inc. and Royal Gold, Inc. dated effective July 1, 1998 - Exhibit 10(v) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

Exhibit
Number		Description
	(e)	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999, as filed as part of Item 5 of Form 8-K filed April 12, 1999. (Incorporated herein by reference.)

	(f)	Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999, as filed as part of Item 5 of Form 8-K filed September 2, 1999. (Incorporated herein by reference.)

	(g)	Amendment to Equity Incentive Plan - filed as part of Def 14A, filed October 15, 1999. (Incorporated herein by reference.)

	(h)	Loan agreement between Royal Gold Inc. and HSBC Bank USA dated December 18, 2000, as filed as part of Item 6 of Form 10-Q filed February 8, 2002. (Incorporated herein by reference.)

	(i)	Share Exchange Agreement, dated November 9, 2002, by and between P. Lee Halavais and Royal Gold, Inc. - filed as Exhibit 10.1 of Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

	(j)	Amendment to Share Exchange Agreement, dated November 22, 2002 - filed as Exhibit 10.1a on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

	(k)	Second Amendment to Share Exchange Agreement, dated November 29, 2002 - filed as Exhibit 10.1b on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

	(l)	Assignment and Assumption Agreement, dated December 6, 2002 - filed as Exhibit 10.1b on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

14*		Code of Business Conduct and Ethics, dated May 1, 2004.

21*		Royal Gold and Its Subsidiaries.

23*		Auditor’s Consent.

31*	(a)	Certification of Chairman and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31*	(b)	Certification of Treasurer and Chief Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32*		Written Statement of Chairman and Chief Executive Officer, and Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350.)

* - Filed herewith.

** - Identifies each management contract or compensation plan or arrangement.