Form 10-Q
period 2004-09-30
ROYAL GOLD INC
filed 2004-11-08
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 20,783,359 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 31, 2004.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2004	2004
Current assets
Cash and equivalents	$48,666,658	$44,800,901
Royalty receivables	5,014,547	5,221,307
Current deferred tax asset	1,305,784	1,671,305
Prepaid expenses and other	277,308	207,662

Total current assets	55,264,297	51,901,175
Royalty interests in mineral properties, net	39,493,816	40,325,611
Available for sale securities	500,140	420,231
Deferred tax asset	219,554	306,565
Other assets	619,067	568,228

Total assets	$96,096,874	$93,521,810

Current liabilities
Accounts payable	$1,429,845	$1,232,539
Federal income taxes payable	609,462	—
Dividend payable	779,377	779,377
Accrued compensation	300,000	200,000
Other	343,084	229,518

Total current liabilities	3,461,768	2,441,434
Deferred tax liability	7,870,113	8,078,975
Other long term liabilities	96,489	103,089

Total Liabilities	11,428,370	10,623,498

Commitments and contingencies (note 6)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 21,012,583 and 21,012,583 shares, respectively	210,125	210,125
Additional paid-in capital	102,019,891	102,019,891
Accumulated other comprehensive income	79,240	28,097
Accumulated deficit	(16,543,880)	(18,262,929)
Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	84,668,504	82,898,312

Total liabilities and stockholders’ equity	$96,096,874	$93,521,810

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2004	2003
Royalty revenues	$5,924,091	$4,181,485
Costs and expenses
Costs of operations	459,281	335,148
General and administrative	815,863	585,687
Exploration and business development	455,616	522,439
Depreciation and depletion	860,188	914,891

Total costs and expenses	2,590,948	2,358,165

Operating income	3,333,143	1,823,320
Interest and other income	131,165	89,003
Interest and other expense	(29,018)	(29,277)

Income before income taxes	3,435,290	1,883,046
Current tax expense	(658,934)	(73,705)
Deferred tax expense	(277,930)	(466,228)

Net income	$2,498,426	$1,343,113

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	51,143	(107,709)

Comprehensive income	$2,549,569	$1,235,404

Basic earnings per share	$0.12	$0.06

Basic weighted average shares outstanding	20,783,359	20,696,816
Diluted earnings per share	$0.12	$0.06

Diluted weighted average shares outstanding	21,090,329	21,099,580

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities
Net income	$2,498,426	$1,343,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	860,188	914,891
Deferred tax expense	277,930	466,228
(Increase) decrease in:
Royalty receivables	206,760	(276,274)
Prepaid expenses and other assets	(72,121)	(70,299)
Increase (decrease) in:
Accounts payable	197,306	(11,765)
Federal income taxes payable	609,462	(124,295)
Accrued liabilities and other current liabilities	124,672	138,335
Other long term liabilities	(6,600)	(6,600)

Net cash provided by operating activities	4,696,023	2,373,334

Cash flows from investing activities
Capital expenditures for property and equipment	(50,889)	(42,275)

Net cash used in investing activities	(50,889)	(42,275)

Cash flows from financing activities:
Dividends paid	(779,377)	(1,032,735)
Proceeds from issuance of common stock	—	611,361

Net cash used in financing activities	(779,377)	(421,374)

Net increase in cash and equivalents	3,865,757	1,909,685

Cash and equivalents at beginning of period	44,800,901	33,485,543

Cash and equivalents at end of period	48,666,658	$35,395,228

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Operations

Royal Gold, Inc. (the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any.

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been included in this Form 10-Q. Operating results for the three months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Recently Issued Accounting Pronouncements

On October 13, 2004, the FASB decided to defer the effective date of its proposed standard, Share-Based Payment, from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The new standard would apply to stock options and other awards granted, modified or settled in cash on or after July 1, 2005. The proposed statement would amend FASB Statement No. 123, Accounting for Stock-Based Compensation, and would likely be known as FASB Statement No. 123, Share-Based Payment (Revised 2004).

The FASB issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of the EITF 03-1, The Meaning of Other Than Temporary Impairment, delaying the effective date for the recognition and measurement guidance of EITF 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The final FSP is expected to be issued in December 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	STOCKHOLDER’S EQUITY AND STOCK OPTION COMPENSATION

During the three months ended September 30, 2004, there were no shares issued for the exercise of stock options. During the three months ended September 30, 2003, options to purchase 114,364 shares were exercised, resulting in proceeds of $611,361.

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

	For The Three Months Ended
	September 30,	September 30,
	2004	2003
Net income, as reported	$2,498,426	$1,343,113
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72,706)	(508,603)

Pro forma net income	$2,425,720	$834,510

Earnings per share:
Basic, as reported	$0.12	$0.06

Basic, pro forma	$0.12	$0.04

Diluted, as reported	$0.12	$0.06

Diluted, pro forma	$0.12	$0.04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	ROYALTY INTERESTS IN MINERAL PROPERTIES

		Accumulated
		Depletion &
	Gross	Amortization	Net
As of September 30, 2004
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(5,083,215)	3,021,805
NVR1	2,135,107	(1,327,037)	808,070
Bald Mountain	1,978,547	(1,771,441)	207,106
SJ Claims	20,788,444	(2,043,500)	18,744,944
Carlin East	1,775,809	(1,346,638)	429,171
Martha	172,810	(165,166)	7,644

	34,955,737	(11,736,997)	23,218,740
Development stage royalty interests:
Leeville Project	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville Project	2,305,845	(271,187)	2,034,658

Total royalty interest in mineral properties	$51,502,000	$(12,008,184)	$39,493,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Accumulated
		Depletion &
	Gross	Amortization	Net
As of June 30, 2004
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,871,963)	3,233,057
NVR1	2,135,107	(1,256,267)	878,840
Bald Mountain	1,978,547	(1,764,574)	213,973
SJ Claims	20,788,444	(1,736,073)	19,052,371
Carlin East	1,775,809	(1,118,325)	657,484
Martha	172,810	(158,000)	14,810

	34,955,737	(10,905,202)	24,050,535
Development stage royalty interests:
Leeville Project	14,240,418	—	14,240,418
Exploration stage royalty interests:
Leeville Project	2,305,845	(271,187)	2,034,658

Total royalty interest in mineral properties	$51,502,000	$(11,176,389)	$40,325,611

Presented below is a discussion of the status of each of our royalty interests in mineral properties.

Pipeline Mining Complex

We own two sliding-scale gross smelter return royalties (“GSR1” ranging from 0.40% to 5.0% and “GSR2” ranging from 0.72% to 9.0%), a 0.71% fixed rate gross smelter return royalty (“GSR3”), and a 0.39% net value return royalty (“NVR1”) over the Pipeline Mining Complex that includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada.

The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

Bald Mountain

We own a 1.75% to 3.5% sliding-scale net smelter return (“NSR”) royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% at a gold price of about $500 per ounce.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SJ Claims

We own a 0.9% NSR on the SJ Claims that covers a portion of the Betze-Post gold mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by Barrick Gold Corporation at its Goldstrike property.

Leeville Project

We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. The Leeville Project is an underground gold operation, currently under development by Newmont Mining Corporation (“Newmont”). Newmont has announced its intention to initiate production at Leeville during the fourth quarter of calendar 2005. Current production on the Leeville Project ground is derived from underground production on the Carlin East mine, also operated by Newmont.

We carry our interest in the proven and probable reserves at the Leeville Project as a development stage royalty interest, which will be depleted using the units of production method estimated by using proven and probable reserves. Amortization of our development stage interest will begin upon commencement of production at Leeville. At that time, the development stage cost basis of Leeville will be reclassified as a production stage royalty interest.

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

Martha Mine

We own a 2% NSR royalty on the Martha mine located in Argentina, a silver mine operated by Coeur d’Alene Mining Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended September 30, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,498,426	20,783,359	$0.12
Effect of dilutive securities		306,970

Diluted EPS	$2,498,426	21,090,329	$0.12

Options to purchase 276,940 shares of common stock, at an average purchase price of $19.91 per share, were outstanding at September 30, 2004, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

	For The Three Months Ended September 30, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,343,113	20,696,816	$0.06
Effect of dilutive securities		402,764

Diluted EPS	$1,343,113	21,099,580	$0.06

Options to purchase 50,000 shares of common stock, at an average purchase price of $23.73, were outstanding at September 30, 2003, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of common shares for the period.

5.	INCOME TAXES

As of September 30, 2004, we had $1,305,784 of deferred tax asset associated with our remaining net operating loss carryforwards, which has been classified as a current asset on the balance sheet. We expect to fully utilize our remaining net operating loss carryforwards during the fiscal year ending June 30, 2005. Accordingly, we have recorded increased tax expense for the current period of $658,934 compared with $73,705 during the prior period.

During the three months ended September 30, 2004, we recognized current and deferred tax expense totaling $936,864 compared with $539,933 during the three months ended September 30, 2003. This resulted in an effective tax rate of 27.1% in the current period compared with 28.7% in the prior period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The decrease in effective tax rate resulted from an increase in allowable percentage depletion deductions associated with higher revenue from our GSR1 royalty during the period.

6.	COMMITMENTS AND CONTINGENCIES

RG Russia

On June 20, 2003, through a newly formed wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, which holds an exploration license granted by the Russian government. We have committed to provide exploration funding totaling $1.3 million over a period not to exceed 24 months in return for a 1% NSR royalty.

As of September 30, 2004, we have funded $1,060,838 of the committed $1.3 million. We have expensed the funding amount as a component of Exploration and Business Development in the accompanying financial statements. We expect to fund the balance of the commitment prior to June 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SUBSEQUENT EVENT

On October 14, 2004, in a three-part transaction, Royal Gold paid $8.5 million to Revett Silver Company (“Revett”) and its wholly-owned subsidiary, Genesis Inc. (“Genesis”), for a production payment and royalty interests, in the Troy underground silver and copper mine, located in northwestern Montana, and for shares of Revett.

For consideration of $7.25 million, Royal Gold obtained a production payment equivalent to a 7.0% gross smelter return royalty (“GSR Royalty”) from all metals and products produced and sold from the Troy mine. The production payment’s GSR Royalty will extend until either cumulative production of 90% of the current reserves is reached, or Royal Gold receives $10.5 million in cumulative payments, whichever occurs first.

In a second transaction, Royal Gold acquired a perpetual GSR royalty (“Perpetual Royalty”) at the Troy mine for $250,000. The rate for this Perpetual Royalty begins at 6.1% on any production in excess of 100% of the currently identified reserves, and steps down to a perpetual 2% after cumulative production has exceeded 115% of the current reserves.

In a third transaction, Royal Gold purchased 1.3 million shares of Revett’s common stock for $1.0 million. These shares can be converted, under certain circumstances and at the election of Royal Gold, into a 1% NSR royalty on the Rock Creek mine, also located in northwestern Montana and owned by Revett, through Genesis.

We will finalize the accounting for this transaction during the second quarter of fiscal 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2004 Annual Report on Form 10-K.

This MD&A contains forward-looking information. Our important note about forward-looking statements, which you will find following this MD&A and following the MD&A in our 2004 Annual Report on Form 10-K, apply to these forward-looking statements.

Overview

Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties.

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the first quarter of fiscal 2005, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through exploration.

Our financial results are closely tied to the price of gold. For the quarter ended September 30, 2004, the price of gold averaged $401 per ounce compared with an average price of $364 per ounce for the quarter ended September 30, 2003. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex was 4.0% compared with a rate of 3.4% during the prior period. This increase in our sliding-scale royalty rate contributed to increased revenues of $5,924,091 during the first quarter of fiscal 2005, compared with revenues of $4,181,485 for the quarter ended September 30, 2003.

Our principal mineral property interests are:

-	two sliding-scale gross smelter return, or GSR, royalty interests;

-	one fixed GSR royalty interest; and

-	one net value royalty interest,

all relating to a mining complex known as the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits, operated by the Cortez Joint Venture, which is a joint venture between Placer Cortez, Inc. (60%), a subsidiary of Placer Dome, Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto;

-	one 1.8% NSR royalty on the majority of the Leeville Project, which includes the development stage Leeville underground mine and a portion of the Carlin East mine, operated by Newmont Mining Corporation; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

-	one 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation operated by Barrick Gold Corporation.

Our other producing royalty interests include a 1.75% to 3.5% NSR sliding-scale royalty interest covering a portion of the Bald Mountain mine, operated by Placer Dome U.S. Inc. This sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% around a gold price of $500 per ounce. We also own a 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha silver mine, which is operated by Coeur d’Alene Mines Corporation.

Estimates received from the mine operators during the first quarter of calendar year 2004 indicate that gold production, attributable to our royalty interests, for calendar year 2004 is expected to be approximately 952,000 ounces from the Pipeline Mining Complex, 116,000 ounces from the Carlin East mine at the Leeville Project, 515,000 ounces from the SJ Claims and 55,000 ounces from the Bald Mountain mine. The Martha silver mine is expected to produce 1.3 million ounces of silver attributable to our royalty interest for the 2004 calendar year. During the first nine months of calendar 2004, the mine operators have reported production attributable to our royalty interests of 784,922 ounces from the Pipeline Mining Complex, 82,486 ounces from the Carlin East mine located at the Leeville Project, 317,636 ounces from the SJ Claims and approximately 20,000 ounces from the Bald Mountain mine.

Results of Operations

Quarter Ended September 30, 2004, Compared to Quarter Ended September 30, 2003

For the quarter ended September 30, 2004, we recorded net earnings of $2,498,426, or $0.12 per basic share, as compared to net earnings of $1,343,113, or $0.06 per basic share, for the quarter ended September 30, 2003.

For the quarter ended September 30, 2004, we received total royalty revenues of $5,924,091, consisting of $5,040,743 from our royalties at the Pipeline Mining Complex, $477,392 from the SJ Claims, $315,296 from the Carlin East mine at the Leeville Project, $51,265 from Bald Mountain and $39,395 from the Martha mine, compared to total royalty revenues of $4,181,485 for the quarter ended September 30, 2003. This increase in royalty revenues resulted from a higher sliding-scale royalty rate of 4.0% from the Pipeline Mining Complex, due to an average gold price of $401 per ounce for the period, compared to an average gold price of $364 per ounce in the prior period. Increased production at the Pipeline Mining Complex and at the Carlin East mine also contributed to increased revenue.

Cost of operations increased to $459,281 for the quarter ended September 30, 2004, compared to $335,148 for the quarter ended September 30, 2003. This increase was primarily related to an increase in the Nevada net proceeds tax of approximately $83,000 which is associated with the increased royalty revenues.

General and administrative expenses increased to $815,863 for the quarter ended September 30, 2004, from $585,687 for the quarter ended September 30, 2003, due to increased staffing levels and associated employee costs of approximately $52,000. An increase in accounting, legal and audit fees primarily due to Sarbanes-Oxley compliance work of approximately $103,000 also contributed to the increase. Investor relations costs increased approximately $72,000 over the prior period, which also contributed to the overall increase in general and administrative costs.

Exploration and business development expenses decreased to $455,616 for the quarter ended September 30, 2004, from $522,439 for the quarter ended September 30, 2003. This decrease was primarily due to an overall decrease in expenditures related to the High Desert properties that were acquired in December 2002 of approximately $164,000. This decrease was partially offset by an overall increase in expenditures related to other business development activities worldwide of approximately $25,000.

Depreciation and depletion decreased to $860,188 for the quarter ended September 30, 2004, from $914,891 for the quarter ended September 30, 2003. The decrease is due to the fact that we no longer deplete our Leeville Project exploration stage royalty interest, which resulted in a decrease of approximately $68,000, and a decrease in depletion rates at our GSR3, NVR1 and SJ Claims royalty interests due to increased reserve estimates compared to the prior year.

Interest and other income increased to $131,165 for the quarter ended September 30, 2004, from $89,003 for the quarter ended September 30, 2003. The increase is primarily due to an increase in investable funds along with slightly higher interest rates.

As of September 30, 2004, we had $1,305,784 of deferred tax asset associated with our remaining net operating loss carryforwards which has been classified as a current asset on the balance sheet. We expect to fully utilize our remaining net operating loss carryforwards during the fiscal year ending June 30, 2005. Accordingly, we have recorded an increased current tax expense for the current period of $658,934 compared with $73,705 during the prior period.

During the three months ended September 30, 2004, we recognized current and deferred tax expense totaling $936,864 compared with $539,933 during the three months ended September 30, 2003. This resulted in an effective tax rate of 27.1% in the current period compared with 28.7% in the prior period. The decrease in the effective tax rate resulted from an increase in allowable percentage depletion deductions associated with higher revenue from our GSR1 royalty during the period.

Liquidity and Capital Resources

At September 30, 2004, we had current assets of $55,264,297 compared to current liabilities of $3,461,768 for a current ratio of 16 to 1. This compares to current assets of $44,880,901 and current liabilities of $2,441,434 at June 30, 2004, resulting in a current ratio of 18 to 1. The decrease in the current ratio is due primarily to an increase in our federal income tax payable of approximately $600,000. We continue to have no long term debt.

During the three months ended September 30, 2004, liquidity needs were met from $5,924,091 in royalty revenues, our available cash resources, and interest and other income of $131,165.

We have a $10 million line of credit from HSBC that may be used to acquire producing royalties. Any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. As of September 30, 2004, no funds have been drawn under the line of credit.

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

Recently Issued Accounting Pronouncements

On October 13, 2004, the FASB decided to defer the effective date of its proposed standard, Share-Based Payment, from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The new standard would apply to stock options and other awards granted, modified or settled in cash on or after July 1, 2005. The proposed statement would amend FASB Statement No. 123, Accounting for Stock-Based Compensation, and would likely be known as FASB Statement No. 123, Share-Based Payment (Revised 2004).

The FASB issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of the EITF 03-1, The Meaning of Other Than Temporary Impairment, delaying the effective date for the recognition and measurement guidance of EITF 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The final FSP is expected to be issued in December 2004.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected gold and silver production, estimates received from the operators of our royalty properties, settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems at these properties, changes in project parameters as plans of the operators are refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ultimate additional liability, if any, to the State of California in connection with the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. During the last five years, the market price for gold has fluctuated between $254 per ounce and $427 per ounce.

During the three-month period ended September 30, 2004, we reported royalty revenues of $5,924,091, with an average gold price for the period of $401 per ounce. The Company’s GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of the Company’s revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in the Company’s Annual Report on Form 10-K. For the September 30, 2004 quarter, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), the Company would have recorded an increase in revenues or a decrease in revenues of approximately $552,000 or $527,000, respectively. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and our chief accounting officer, based on their evaluation of our disclosure controls and procedures as of September 30, 2004, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2004, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Not applicable.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.          EXHIBITS

10.1(a)	Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

10.1(b)	Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

10.1(c)	Agreement between Revett Silver Company and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

31(a)	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statements of the Chairman and Chief Executive Officer, and the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: November 5, 2004	By:	/s/ Stanley Dempsey
Stanley Dempsey
Chairman and Chief Executive Officer

Date: November 5, 2004	By:	/s/ Stefan Wenger
Stefan Wenger
Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1(a)	Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

10.1(b)	Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

10.1(c)	Agreement between Revett Silver Company and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

31(a)	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statements of the Chairman and Chief Executive Officer, and the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).