Form 10-Q
period 2004-12-31
ROYAL GOLD INC
filed 2005-02-09
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004

Commission File Number 0-5664

(a Delaware corporation)

Royal Gold, Inc.
1660 Wynkoop Street, Suite 1000
Denver, Colorado 80202-1132
(303) 573-1660
(Name, State of Incorporation, Address and Telephone Number)

I.R.S. Employer Identification Number 84-0835164

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 20,868,305 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of January 31, 2005.

ROYAL GOLD, INC.

Consolidated Balance Sheets

	December 31,
	2004	June 30,
	(Unaudited)	2004
Assets
Current assets
Cash and equivalents	$43,366,461	$44,800,901
Royalty receivables	5,207,388	5,221,307
Current deferred tax asset	1,324,080	1,671,305
Prepaid expenses and other	532,454	207,662

Total current assets	50,430,383	51,901,175
Royalty interests in mineral properties, net	46,158,521	40,325,611
Available for sale securities	396	420,231
Investment (note 3)	1,000,000	—
Deferred tax asset	304,871	306,565
Other assets	622,631	568,228

Total assets	$98,516,802	$93,521,810

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,967,632	$1,232,539
Dividend payable	1,042,661	779,377
Accrued compensation	557,000	200,000
Other	392,042	229,518

Total current liabilities	3,959,335	2,441,434
Deferred tax liability	7,766,463	8,078,975
Other long term liabilities	89,889	103,089

Total Liabilities	11,815,687	10,623,498

Commitments and contingencies (note 8)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; 21,082,447 and 21,012,583 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively	210,824	210,125
Additional paid-in capital	102,946,283	102,019,891
Accumulated other comprehensive income	35	28,097
Deferred compensation	(390,934)	—
Accumulated deficit	(14,968,221)	(18,262,929)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	86,701,115	82,898,312

Total liabilities and stockholders’ equity	$98,516,802	$93,521,810

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	December 31,	December 31,
	2004	2003
Royalty revenues	$6,031,833	$5,083,461

Costs and expenses
Costs of operations	519,404	347,183
General and administrative	986,613	779,009
Exploration and business development	587,528	250,635
Depreciation, depletion and amortization	867,121	786,039
Non-cash employee stock compensation expense	119,125	—

Total costs and expenses	3,079,791	2,162,866

Operating income	2,952,042	2,920,595

Interest and other income	181,250	100,681
Gain on sale of available for sale securities	163,526	—
Interest and other expense	(29,018)	(29,001)

Income before income taxes	3,267,800	2,992,275

Current tax expense	(549,600)	(16,385)
Deferred tax expense	(99,882)	(698,425)

Net income	$2,618,318	$2,277,465

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	25,452	212,324
Realization of the change in market value on sale of available for sale securities	(104,657)	—

Comprehensive income	$2,539,113	$2,489,789

Basic earnings per share	$0.13	$0.11

Basic weighted average shares outstanding	20,814,226	20,778,772

Diluted earnings per share	$0.12	$0.11

Diluted weighted average shares outstanding	21,129,742	21,147,687

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2004	2003
Royalty revenues	$11,955,924	$9,264,946

Costs and expenses
Costs of operations	978,685	674,458
General and administrative	1,802,476	1,364,695
Exploration and business development	1,043,143	780,948
Depreciation, depletion, and amortization	1,727,309	1,700,931
Non-cash employee stock compensation expense	119,125	—

Total costs and expenses	5,670,738	4,521,032

Operating income	6,285,186	4,743,914

Interest and other income	312,415	189,684
Gain on sale of available for sale securities	163,526	—
Interest and other expense	(58,035)	(58,278)

Income before income taxes	6,703,092	4,875,320

Current tax expense	(1,208,534)	(90,090)
Deferred tax expense	(377,812)	(1,164,653)

Net income	$5,116,746	$3,620,577

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	76,595	104,615
Realization of the change in market value on sale of available for sale securities	(104,657)	—

Comprehensive income	$5,088,684	$3,725,192

Basic earnings per share	$0.25	$0.17

Basic weighted average shares outstanding	20,798,792	20,737,794

Diluted earnings per share	$0.24	$0.17

Diluted weighted average shares outstanding	21,101,455	21,122,464

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,116,746	$3,620,577
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	1,727,309	1,700,931
Gain on available for sale securities	(163,526)	—
Deferred tax expense	377,812	1,164,653
Non-cash employee stock option compensation expense	119,125	—

Changes in assets and liabilities:
Royalty receivables	13,919	(1,186,687)
Prepaid expenses and other assets	(330,876)	(96,447)
Accounts payable	730,167	187,704
Accrued liabilities and other current liabilities	481,208	248,258
Other long term liabilities	(13,200)	(13,200)

Net cash provided by operating activities	8,058,684	5,625,789

Cash flows from investing activities:
Capital expenditures for property and equipment	(104,437)	(59,628)
Acquisition of royalty interests in mineral properties	(7,500,000)	—
Purchase of investment	(1,000,000)	—
Proceeds from sale of available for sale securities	539,513	—

Net cash used in investing activities	(8,064,924)	(59,628)

Cash flows from financing activities:
Dividends paid	(1,558,754)	(1,032,735)
Proceeds from issuance of common stock	130,554	738,177

Net cash used in financing activities	(1,428,200)	(294,558)

Net (decrease) increase in cash and equivalents	(1,434,440)	5,271,603

Cash and equivalents at beginning of period	44,800,901	33,485,543

Cash and equivalents at end of period	$43,366,461	$38,757,146

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,325,000	$303,000

Non-cash financing activities:
Deferred compensation (equity offset)	$729,960	$—

The accompanying notes are an integral part of these consolidated financial statements

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been included in this Form 10-Q. Operating results for the three and six months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2005. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123®”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Statement 123® supersedes Accounting Practices Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123® requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123® is effective for the Company beginning with its first fiscal quarter ending September 30, 2005. We are currently evaluating the effect of Statement 123® on our consolidated financial statements and results of operations, including the transition method we expect to utilize and any potential changes to our compensation strategy resulting from the adoption of the revised standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. STOCKHOLDER’S EQUITY AND STOCK OPTION COMPENSATION

2004 Omnibus Long-Term Incentive Plan

In November 2004, the Company adopted the Omnibus Long-Term Incentive Plan (“2004 Plan”). The 2004 Plan replaces the Company’s Equity Incentive Plan. Under the 2004 Plan, 900,000 shares of Common Stock are available for future grants to officers, directors, key employees and other persons. The Plan provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, stock appreciation rights, and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.

Royal Gold granted various awards under the 2004 Plan during the second quarter of fiscal 2005, as detailed below.

Stock-based Compensation

Performance awards were granted to certain employees and officers consisting of 58,250 shares of common stock (“Performance Shares”). The Performance Shares can be earned only if defined multi-year performance goals are met within a period of five years from the date of grant. If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to three performance measures, including growth of free cash flow per share on a trailing twelve month basis, growth of royalty ounces in reserve on a annual basis, and growth in market capitalization during the five year vesting period.

There was no compensation expense recorded for the three months ended December 31, 2004, with respect to the Performance Shares. The measurement date for the Performance Shares will be determined at such time the performance goals are attained or it is probable they will be attained. In accordance with APB 25, at such time, compensation expense for the Performance Shares is estimable will be measured by the number of shares that will ultimately be earned at the then-current market price of our common stock. Interim recognition of compensation expense will made at such time as management can reasonably estimate the number of shares that will be earned. As of December 31, 2004, our estimates indicate that there was not a reasonable projection of the number of Performance Shares to be earned, if any.

Certain employees, officers, and the Board of Directors (“BOD”) were granted 42,000 shares of restricted common stock (“Restricted Stock”). Restricted Stock vests by continued service alone. For certain employees and officers, the vesting period for Restricted Stock begins after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights, subject to forfeiture upon termination of employment with the Company.

In accordance with APB 25, for the three month period ending December 31, 2004, we recorded non-cash stock compensation expense associated with the restricted stock of $119,125, representing amortization of the fair value of the Restricted Stock for the given period. The measurement date to begin amortization for the Restricted Stock was the grant date (November 10, 2004). The fair value of the Restricted Stock at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the measurement date was $17.38 per share. Amortization is based on a straight line basis over the expected six year vesting period, except for BOD restricted shares which are vested 50% immediately and 50% after one year from the date of grant.

Stock Options

During August 2004, 10,000 stock options were granted to an employee under the Company’s Equity Incentive Plan, at an exercise price of $14.97 per share, which was the closing market price for our common stock on the date of grant. These options vest over a one-year period.

During November 2004, 136,000 stock options were granted to certain employees, officers, and the BOD under the 2004 Plan. These options have an exercise price of $17.38, which was the closing market price for our Common Stock on the date of grant. The options have vesting terms ranging from one to three years, except for BOD options of which 50% vests immediately and 50% vests after one year from the date of grant.

During the three and six months ended December 31, 2004, options to purchase 27,864 shares were exercised, resulting in proceeds of $130,275. During the three months ended December 31, 2003, options to purchase 14,800 shares were exercised, resulting in proceeds of $126,668. During the six months ended December 31, 2003, options to purchase 128,669 shares were exercised, resulting in proceeds of $736,890.

We measure compensation cost as prescribed by APB 25, whereby no compensation cost related to the granting of stock options has been recognized in the financial statements as the exercise price of all option grants was equal to the market price of our Common Stock at the date of grant. In October 1995, the FASB issued SFAS 123 which defines a “fair value” based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and earnings per share amounts would have been recorded:

	For The Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Net income, as reported	$2,618,318	2,277,465	5,116,746	3,620,577
Add: Stock-based compensation expense for restricted stock awards included in reported net income, net of related tax effects	76,240	—	76,240	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(239,906)	(180,104)	(312,612)	(688,707)

Pro forma net income	$2,454,652	2,097,361	4,880,374	2,931,870

Earnings per share:
Basic, as reported	$0.13	0.11	0.25	0.17

Basic, pro forma	$0.12	0.10	0.23	0.14

Diluted, as reported	$0.12	0.11	0.24	0.17

Diluted, pro forma	$0.12	0.10	0.23	0.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT IN REVETT SILVER COMPANY AND THE TROY MINE

On October 14, 2004, in a three part transaction, the Company paid $8.5 million to Revett Silver Company (“Revett”) and its wholly-owned subsidiary, Genesis Inc. (“Genesis”), in exchange for two royalty interests in the Troy underground silver and copper mine, located in northwestern Montana, and shares in Revett.

For consideration of $7.25 million, the Company obtained the right to receive a production payment equivalent to a 7.0% gross smelter return royalty (“GSR Royalty”) from all metals and products produced and sold from the Troy mine. The GSR Royalty will extend until either cumulative production of 90% of the current reserves is reached, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As a second component of the transaction, the Company acquired a perpetual GSR royalty (“Perpetual Royalty”) at the Troy mine for $250,000. The rate for this Perpetual Royalty begins at 6.1% on any production in excess of 100% of the currently identified reserves, and steps down to a perpetual 2% royalty after cumulative production has exceeded 115% of the current reserves. In the third component of the transaction, the Company purchased approximately 1.3 million shares of Revett common stock for $1.0 million. These shares can be converted, under certain circumstances and at the election of the Company, into a 1% net smelter return (“NSR”) royalty on the Rock Creek mine, also located in northwestern Montana and owned by Revett.

Under the terms of the share agreement, the Company has the right, but not the obligation, to cure any default by Revett or Genesis under their obligations pursuant to an existing mortgage payable, secured by a Promissory Note, to Kennecott Montana Company (“Kennecott”), a third party and prior Joint Venture interest owner of the Troy mine. The principal and accrued interest under the Promissory Note was approximately $6.6 million with a maturity date of February 2008.

We have recorded the acquisition of the GSR Royalty and the Perpetual Royalty interests as components of Royalty Interests in Mineral Properties on the consolidated balance sheets. The acquisition of the 1.3 million shares of Revett is recorded as an Investment on the Consolidated Balance Sheets. Revett is currently a private company and its shares do not have a readily determinable market value. As such, we have recorded these shares at cost on our accompanying Consolidated Balance Sheets. We will evaluate the carrying value of these shares on a periodic basis and as new information regarding the valuation of Revett shares becomes available.

4. AVAILABLE FOR SALE SECURITIES

Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity, which are recognized in determining net income. When investments are sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, are included in determining net income. We recorded a gain on sale of available for sale securities of $163,526 during the three and six months ended December 31, 2004. We had no sales of available for sale investments during the three and six months ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ROYALTY INTERESTS IN MINERAL PROPERTIES

As of December 31, 2004:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(5,268,397)	2,836,623
NVR1	2,135,107	(1,378,856)	756,251
Bald Mountain	1,978,547	(1,777,578)	200,969
SJ Claims	20,788,444	(2,410,096)	18,378,348
Troy mine GSR royalty	7,250,000	—	7,250,000
Carlin East	1,775,809	(1,564,555)	211,254
Martha	172,810	(172,810)	—

	42,205,737	(12,572,292)	29,633,445
Development stage royalty interests:
Leeville Project	14,240,418	—	14,240,418

Exploration stage royalty interests:
Leeville Project	2,305,845	(271,187)	2,034,658
Troy mine Perpetual royalty	250,000	—	250,000

	2,555,845	(271,187)	2,284,658

Total royalty interests in mineral properties	$59,002,000	$(12,843,479)	$46,158,521

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2004:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,871,963)	3,233,057
NVR1	2,135,107	(1,256,267)	878,840
Bald Mountain	1,978,547	(1,764,574)	213,973
SJ Claims	20,788,444	(1,736,073)	19,052,371
Carlin East	1,775,809	(1,118,325)	657,484
Martha	172,810	(158,000)	14,810

	34,955,737	(10,905,202)	24,050,535
Development stage royalty interests:
Leeville Project	14,240,418	—	14,240,418

Exploration stage royalty interests:
Leeville Project	2,305,845	(271,187)	2,034,658

Total royalty interests in mineral properties	$51,502,000	$(11,176,389)	$40,325,611

Discussed below is a status of each of our royalty interests in mineral properties.

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

Bald Mountain

We own a 1.75% to 3.5% sliding-scale net smelter return (“NSR”) royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% at a gold price of approximately $500 per ounce.

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

We carry our interest in the proven and probable reserves at the Leeville Project as a development stage royalty interest, which will be depleted using the units of production method based on proven and probable reserves once production begins. Amortization of our development stage interest will begin upon commencement of production at Leeville. At that time, the development stage cost basis of Leeville will be reclassified as a production stage royalty interest.

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

Troy Mine

As discussed in Note 3, we own a production payment equivalent to a 7.0% gross smelter return royalty (“GSR Royalty”) from all metals and products produced and sold from the Troy mine located in northeastern Montana. The GSR Royalty will extend until either cumulative production of 90% of the current reserves is reached, or the Company receives $10.5 million in cumulative payments, whichever occurs first. We carry our interest in the proven and probable reserves for the GSR Royalty as a production stage royalty interest, which will be depleted using the units of production method estimated by using proven and probable reserves. Mining operations commenced at the Troy Mine during December 2004, with the first shipment of concentrate occurring during January 2005. Amortization of our production stage interest will commence with the first concentrate shipment from the Troy Mine during the third quarter of our fiscal 2005. There was no amortization expense related to the GSR Royalty during the three months ended December 31, 2004.

We own a perpetual GSR royalty (“Perpetual Royalty”) at the Troy mine. The royalty rate for the Perpetual Royalty begins at 6.1% on any production in excess of 100% of the currently identified reserves, and steps down to a perpetual 2% after cumulative production has exceeded 115% of the current reserves. We carry our interest in the non-reserve portion of the Perpetual Royalty as an exploration stage royalty, which is not subject to periodic amortization. In the event that future proven and probable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

reserves are developed, associated with our Perpetual Royalty interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods as appropriate. In the event that future events or circumstances indicate that the non-reserve portion of the Perpetual Royalty will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.

6.	EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,618,318	20,814,226	$0.13
Effect of dilutive securities		315,516

Diluted EPS	$2,618,318	21,129,742	$0.12

Options to purchase 409,540 shares of common stock, at an average purchase price of $19.11 per share, were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

	For The Three Months Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,277,465	20,778,772	$0.11
Effect of dilutive securities		368,915

Diluted EPS	$2,277,465	21,147,687	$0.11

Options to purchase 50,000 shares of common stock, at an average price of $23.73 per share, were outstanding at December 31, 2003, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of these common shares for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For The Six Months Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$5,116,746	20,798,792	$0.25
Effect of dilutive securities		302,663

Diluted EPS	$5,116,746	21,101,455	$0.24

Options to purchase 409,540 shares of common stock, at an average purchase price of $19.11 per share, were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

	For The Six Months Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$3,620,577	20,737,794	$0.17
Effect of dilutive securities		384,670

Diluted EPS	$3,620,577	21,122,464	$0.17

Options to purchase 50,000 shares of common stock, at an average purchase price of $23.73, were outstanding at December 31, 2003, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of common shares for the period.

7.	INCOME TAXES

As of December 31, 2004, we had $1,324,080 of current deferred tax asset primarily associated with our remaining net operating loss carryforwards, which has been classified as a current asset on the Consolidated Balance Sheets. We expect to fully utilize our remaining net operating loss carryforwards during the fiscal year ending June 30, 2005. Accordingly, we have recorded increased current tax expense for the six months ending December 31, 2004, of $1,208,534 compared with $90,090 for the six months ending December 31, 2003.

For the three months ended December 31, 2004, we recorded current and deferred tax expense of $649,482 compared with $714,810 during the three months ended December 31, 2003. Our effective tax rate for the three months ended December 31, 2004, was 19.9%, compared with 23.9% for the three months ended December 31, 2003. During the three months ended December 31, 2004, we fully released the valuation allowance associated with the sale of our available for sale securities during the period of approximately $320,000, resulting in a decrease to our effective tax rate for the period. The sale of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

available for sale securities will allow us to realize the tax asset associated with our ability to utilize the capital loss carryback, associated with the securities. As of December 31, 2004, we no longer carry a valuation allowance with respect to any of our tax assets.

For the six months ending December 31, 2004, we recognized current and deferred tax expense totaling $1,586,346 compared with $1,254,743 during the six months ended December 31, 2003. This resulted in an effective tax rate of 23.7% in the current period compared with 25.7% in the prior period. The decrease in the effective tax rate between periods was associated with the release of the valuation allowance associated with the sale of our available for sale securities of approximately $320,000 during the quarter ended December 31, 2004. As of December 31, 2004, we no longer carry a valuation allowance with respect to any of our tax assets.

During the six months ending December 31, 2004, and December 31, 2003, we remitted $1,325,000 and $303,000 in cash taxes, respectively.

8.	COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2004, we have funded our entire commitment of $1.3 million, of which we have accrued the remaining $240,000 in the accompanying Consolidated Balance Sheets as of December 31, 2004. We have expensed the funding amount as a component of Exploration and Business Development in the accompanying financial statements.

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

After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States of America intending to settle their liability for the United States of America’ past and future clean-up costs incurred at the Site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, our share of the $25.3 million settlement amount was $107,858, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States of America on May 9, 2003. The United States of America may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States of America total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million. We believe this to be a remote possibility; therefore, we consider our potential liability to the United States of America to be resolved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Partial Consent Decree does not resolve Royal Gold’s potential liability to the State of California (“State”) for its response costs or for natural resource damages arising from the Site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified Royal Gold and the rest of the PRP group that participated in the settlement with the United States of America that the State would be seeking response costs totaling approximately $12.5 million from them. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, we will be liable for 0.438% of any settlement amount. However, we expect that our share of liability will be completely covered by a $15 million, zero-deductible insurance policy that the PRP group purchased specifically to protect itself from claims such as that brought by the State.

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

This MD&A contains forward-looking information. Our important note about forward-looking statements, which you will find following this MD&A and following the MD&A in our 2004 Annual Report on Form 10-K, applies to these forward-looking statements.

Overview

Royal Gold, Inc. (the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties.

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the second quarter of fiscal 2005, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through exploration.

Our financial results are closely tied to the price of gold. For the quarter ended December 31, 2004, the price of gold averaged $434 per ounce, compared with an average price of $391 per ounce for the quarter ended December 31, 2003. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex was 4.5% for the quarter ended December 31, 2004, compared with a rate of 4.0% during the prior period. This increase in our sliding-scale royalty rate contributed to revenues of $6,031,833 during the quarter ended December 31, 2004, compared with revenues of $5,083,461 for the quarter ended December 31, 2003.

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

On October 14, 2004, we purchased two royalty interests in the Troy underground silver and copper mine, operated by Revett Silver Company (“Revett”), located in northeastern Montana. The first royalty is a production payment equivalent to a 7.0% GSR Royalty from all metals and products produced and sold from the Troy mine. The GSR Royalty will extend until either cumulative production of 90% of the current reserves is reached, or we receive $10.5 million in cumulative payments, whichever occurs first. The second royalty is a Perpetual Royalty, also from the Troy mine, which begins at 6.1% on any production in excess of 100% of the currently identified reserves, and steps down to a perpetual 2% after cumulative production has exceeded 115% of the current reserves.

Estimates received from the mine operators during the first quarter of calendar year 2004 indicated that gold production, attributable to our royalty interests, for calendar year 2004 was expected to be approximately 952,000 ounces from the Pipeline Mining Complex, 116,000 ounces from the Carlin East mine at the Leeville Project, 515,000 ounces from the SJ Claims and 55,000 ounces from the Bald Mountain mine. The Martha silver mine was expected to produce 1.3 million ounces of silver attributable to our royalty interest for the 2004 calendar year. As of December 31, 2004, the mine operators have reported production attributable to our royalty interests of 1,003,604 ounces from the Pipeline Mining Complex, 105,629 ounces from the Carlin East mine located at the Leeville Project, 476,377 ounces from the SJ Claims and 24,592 ounces from the Bald Mountain mine.

Results of Operations

Quarter Ended December 31, 2004, Compared to Quarter Ended December 31, 2003

For the quarter ended December 31, 2004, we recorded net earnings of $2,618,318, or $0.13 per basic share and $0.12 per diluted share, as compared to net earnings of $2,277,465, or $0.11 per basic and diluted share, for the quarter ended December 31, 2003.

For the quarter ended December 31, 2004, we received total royalty revenues of $6,031,833, consisting of $5,133,251 from our royalties at the Pipeline Mining Complex, $617,605 from the SJ Claims, $169,095 from the Carlin East mine at the Leeville Project, $49,033 from Bald Mountain and $62,849 from the Martha mine, compared to total royalty revenues of $5,083,461 for the quarter ended December 31, 2003. This increase in royalty revenues resulted primarily from a higher sliding-scale royalty rate of 4.5% from the Pipeline Mining Complex and an average gold price of $434 per ounce for the period, compared to an average gold price of $391 per ounce and a corresponding royalty rate of 4.0% in the prior period. Increased production at our SJ Claims also contributed to the increased revenue.

Cost of operations increased to $519,404 for the quarter ended December 31, 2004, compared to $347,183 for the quarter ended December 31, 2003. This increase was primarily related to an increase in the Nevada net proceeds tax accruals of approximately $56,000, which is associated with the increased royalty revenues, an increase in consulting services of approximately $64,000, and increased employee costs of approximately $43,000.

General and administrative expenses increased to $986,613 for the quarter ended December 31, 2004, from $779,009 for the quarter ended December 31, 2003, primarily due to increased staffing levels and associated employee costs of approximately $148,000. An increase in consulting fees primarily due to Sarbanes-Oxley compliance work of approximately $57,000 also contributed to the increase.

As discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements, we recorded non-cash employee stock compensation expense of $119,025 for the quarter ended December 31, 2004 compared to $0 for the quarter ended December 31, 2003. The non-cash compensation expense during the period represents amortization, based on the employee’s service period, of the fair value of the Restricted Stock issued pursuant to the 2004 Omnibus Long-Term Incentive Plan at the issuance or measurement date.

Exploration and business development expenses increased to $587,528 for the quarter ended December 31, 2004, from $250,635 for the quarter ended December 31, 2003. The increase was primarily due to an accrual of our RG Russia commitment as explained in Note 8 in the accompanying Notes to Consolidated Financial Statements. The remaining commitment to RG Russia is expected to be paid during our fiscal 2005 third quarter. The increase was also due to increased staffing levels and the associated employees’ costs of approximately $62,000.

Depreciation, depletion and amortization increased to $867,121 for the quarter ended December 31, 2004, from $786,039 for the quarter ended December 31, 2003. The increase was primarily due to increased production at our SJ Claims royalty, resulting in additional depletion.

Interest and other income increased to $181,250 for the quarter ended December 31, 2004, from $100,681 for the quarter ended December 31, 2003. The increase is primarily due to an increase in funds available for investing over the prior year and higher interest rates.

For the quarter ended December 31, 2004, we sold nearly all of our available for sale securities. The sale resulted in a gain of approximately $164,000, which is included in gain on sale of available for sale securities in the accompanying Consolidated Statements of Operations and Comprehensive Income.

As of December 31, 2004, we had $1,324,080 of deferred tax asset primarily associated with our remaining net operating loss carryforwards, which has been classified as a current asset on the balance sheet. We expect to fully utilize our remaining net operating loss carryforwards during the fiscal year ending June 30, 2005. Accordingly, we have recorded an increased current tax expense for the quarter ended December 31, 2004 of $549,600, compared with $16,385 for the quarter ended December 31, 2003.

For the three months ended December 31, 2004, we recorded current and deferred tax expense of $649,482 compared with $714,810 during the three months ended December 31, 2003. Our effective tax rate was 19.9% for the three months ended December 31, 2004, compared with 23.9% for the three months ended December 31, 2003. The decrease in the effective tax rate was associated with the full release of the valuation allowance associated with the sale of our available for sale securities during the three months ended December 31, 2004, of approximately $320,000, and the increase in allowable percentage depletion deductions associated with higher revenue from our GSR3 royalty during the period. As of December 31, 2004, we no longer carry a valuation allowance with respect to any of our tax assets.

Six Months Ended December 31, 2004, Compared to Six Months Ended December 31, 2003

For the six months ended December 31, 2004, we recorded net earnings of $5,116,746, or $0.25 per basic share and $0.24 per diluted share, as compared to net earnings of $3,620,577, or $0.17 per basic and diluted share, for the six months ended December 31, 2003.

For the six months ended December 31, 2004, we received total royalty revenues of $11,955,924, consisting of $10,173,994 from our royalties at the Pipeline Mining Complex, $1,094,997 from the SJ Claims, $484,391 from the Carlin East mine at the Leeville Project, $100,298 from Bald Mountain and $102,244 from the Martha mine, compared to total royalty revenues of $9,264,946 for the six months ended December 31, 2003. This increase in royalty revenues resulted primarily from a higher sliding-scale royalty rate of 4.5% during the second quarter from the Pipeline Mining Complex, and an average gold price of $418 per ounce for the six months ended December 31, 2004, compared to an average gold price of $377 and a corresponding royalty rate of 4.0% for the six months ended December 31, 2003. Increased production at the Pipeline Mining Complex, Carlin East mine, and SJ Claims also contributed to increased revenue.

Cost of operations increased to $978,685 for the six months ended December 31, 2004, compared to $674,458 for the six months ended December 31, 2003. The increase was primarily related to an increase in accrued Nevada net proceeds tax of approximately $127,000, which is associated with the increased royalty revenues, an increase in consulting services for operations of approximately $128,000, and increased employee costs of approximately $38,000.

General and administrative expenses increased to $1,802,476 for the six months ended December 31, 2004, from $1,364,695 for the six months ended December 31, 2003. An increase in legal and consulting fees, primarily due to Sarbanes-Oxley compliance work, of approximately $107,000 contributed to the increase. An increase in investor relations costs of approximately $102,000 and an increase in employee costs of approximately $160,000 also contributed to the overall increase in general and administrative costs.

As discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements, we recorded non-cash employee stock compensation expense of $119,025 for the six months ended December 31, 2004 compared to $0 for the six months ended December 31, 2003. The non-cash compensation expense recorded during the period represents amortization, based on the employee’s service period, of the fair value of the Restricted Stock issued pursuant to the 2004 Omnibus Long-Term Incentive Plan at the issuance or measurement date.

Exploration and business development expenses increased to $1,043,143 for the six months ended December 31, 2004, from $780,948 for the six months ended December 31, 2003. The increase was primarily due to an accrual of our RG Russia commitment as explained in Note 8 in the accompanying Notes to Consolidated Financial Statements. The remaining commitment to RG Russia is expected to be paid during our fiscal 2005 third quarter.

Interest and other income increased to $312,415 for the six months ended December 31, 2004, from $189,684 for the six months ended December 31, 2003. The increase is primarily due to an increase in investable funds along with higher interest rates.

For the six months ended December 31, 2004, we sold nearly all of our available for sale securities. The sale resulted in a gain of approximately $164,000, which is included in gain on sale of available for sale securities in the accompanying Consolidated Statements of Operations and Comprehensive Income.

For the six months ended December 31, 2004, we recognized current and deferred tax expense totaling $1,586,346 compared with $1,254,743 as of December 31, 2003. This resulted in an effective tax rate of 23.8% in the current period, compared with 25.7% in the prior period. The decrease in the effective tax rate resulted from an increase in allowable percentage depletion deductions associated with higher revenue from our GSR1 royalty during the period, and the release of the valuation allowance associated with the sale of our available for sale securities of approximately $320,000 during the period.

Liquidity and Capital Resources

At December 31, 2004, we had current assets of $50,430,383 compared to current liabilities of $3,959,335 for a current ratio of nearly 13 to 1. This compares to current assets of $51,901,175 and current liabilities of $2,441,434 at June 30, 2004, resulting in a current ratio of 21 to 1. The decrease in the current ratio is due primarily to an increase in our dividend and accounts payable of approximately $758,000 along with a decrease in our cash and equivalents of approximately $1,434,000. We continue to have no long term debt.

During the six months ended December 31, 2004, liquidity needs were met from $11,955,924 in royalty revenues, our available cash resources, and interest and other income of $312,415.

We have a $10 million line of credit from HSBC that may be used to acquire producing royalties. Any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. During our second fiscal quarter of 2005, we extended the maturity date of our line of credit through June 30, 2006. As of December 31, 2004, no funds have been drawn under the line of credit.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing business development activities. In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123®”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Statement 123® supersedes Accounting Practices Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123® requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123® is effective for us beginning with our first fiscal quarter ending September 30, 2005. We are currently evaluating the effect of Statement 123® on our consolidated financial statements and results of operations, including the transition method we expect to utilize and any potential changes to our compensation strategy resulting from the adoption of the revised standard.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected gold and silver production, estimates of production received from the operators of our royalty properties, settlement of the Casmalia matter, the potential need for additional funding for acquisitions and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems at these properties, changes in project parameters as plans of the operators are refined, economic and market conditions, future financial needs, the availability of acquisitions, and the ultimate additional liability, if any, to the State of California in connection with the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. During the last five years, the market price for gold has fluctuated between $255 per ounce and $454 per ounce.

During the six month period ended December 31, 2004, we reported royalty revenues of $11,955,924, with an average gold price for the period of $418 per ounce. Our GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of our revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in our Annual Report on Form 10-K. For the quarter ended December 31, 2004, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), we would have recorded an increase in revenues of approximately $526,000 or a decrease in revenues of approximately $504,000. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and our chief accounting officer, based on their evaluation of our disclosure controls and procedures as of December 31, 2004, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2004, there was no change in our internal controls and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 10, 2004, we held our 2004 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of September 17, 2004 and the vote with respect to each such matter are set forth below.

1.	To elect directors of Royal Gold, Inc.:

	For	Withheld

Pierre Gousseland	16,972,412	1,639,038
Merritt Marcus	18,537,562	73,888
James W. Stuckert	18,369,782	241,668

2.	To adopt the Company’s 2004 Omnibus Long-Term Incentive Plan:

     For:      9,382,034      Against:       943,906      Abstain:      316,857       Not Voted:      7,968,654

3.	To approve the appointment of PricewaterhouseCoopers as the independent public accounts of Royal Gold, Inc. for the fiscal year ending June 30, 2004:

     For:      18,535,156      Against:      40,222       Abstain:      36,072      Not Voted:      1

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31	(a)	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Written Statements of the Chairman and Chief Executive Officer, and the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: February 9, 2005	By:	/s/ Stanley Dempsey

Stanley Dempsey
Chairman and Chief Executive Officer

Date: February 9, 2005	By:	/s/ Stefan Wenger

Stefan Wenger
Treasurer and Chief Accounting Officer

EXHIBIT INDEX

No.	Description
31(a)	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statements of the Chairman and Chief Executive Officer, and the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).