Form 10-Q
period 2005-03-31
ROYAL GOLD INC
filed 2005-05-06
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 21,009,562 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of April 30, 2005.

ROYAL GOLD, INC.

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.

Consolidated Balance Sheets

	March 31,
	2005	June 30,
	(Unaudited)	2004
Assets

Current assets
Cash and equivalents	$46,880,989	$44,800,901
Royalty receivables	5,125,461	5,221,307
Deferred tax assets	992,445	1,671,305
Prepaid expenses and other	223,272	207,662

Total current assets	53,222,167	51,901,175

Royalty interests in mineral properties, net	45,496,958	40,325,611
Available for sale securities (notes 3 and 4)	1,102,266	420,231
Deferred tax assets	351,174	306,565
Other assets	605,946	568,228

Total assets	$100,778,511	$93,521,810

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,038,457	$1,232,539
Dividends payable	1,050,478	779,377
Accrued compensation	139,250	200,000
Other	451,258	229,518

Total current liabilities	3,679,443	2,441,434

Deferred tax liabilities	7,566,582	8,078,975
Other long term liabilities	83,289	103,089

Total Liabilities	11,329,314	10,623,498

Commitments and contingencies (note 8)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; 21,238,786 and 21,012,583 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	212,387	210,125
Additional paid-in capital	103,924,200	102,019,891
Accumulated other comprehensive income	65,450	28,097
Deferred compensation	(363,358)	—
Accumulated deficit	(13,292,610)	(18,262,929)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	89,449,197	82,898,312

Total liabilities and stockholders’ equity	$100,778,511	$93,521,810

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2005	2004
Royalty revenues	$5,868,538	$6,020,841

Costs and expenses
Costs of operations	395,272	418,900
General and administrative	913,775	834,031
Exploration and business development	380,665	150,705
Depreciation, depletion and amortization	695,152	762,288
Non-cash employee stock compensation expense	43,088	—

Total costs and expenses	2,427,952	2,165,924

Operating income	3,440,586	3,854,917

Interest and other income	202,827	142,018
Gain on sale of available for sale securities	51	—
Interest and other expense	(22,034)	(5,512)

Income before income taxes	3,621,430	3,991,423

Current tax expense	(599,445)	(101,963)
Deferred tax expense	(295,896)	(938,646)

Net income	$2,726,089	$2,950,814

Adjustments to arrive at comprehensive income
Unrealized change in market value of available for sale securities	65,448	91,282
Realization of the change in market value on sale of available for sale securities	(33)	—

Comprehensive income	$2,791,504	$3,042,096

Basic earnings per share	$0.13	$0.14

Basic weighted average shares outstanding	20,894,921	20,783,359

Diluted earnings per share	$0.13	$0.14

Diluted weighted average shares outstanding	21,099,404	21,125,284

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2005	2004
Royalty revenues	$17,824,462	$15,285,788

Costs and expenses
Costs of operations	1,373,957	1,093,357
General and administrative	2,716,250	2,198,726
Exploration and business development	1,423,808	931,653
Depreciation, depletion, and amortization	2,422,461	2,463,219
Non-cash employee stock compensation expense	162,213	—

Total costs and expenses	8,098,689	6,686,955

Operating income	9,725,773	8,598,833

Interest and other income	515,241	331,702
Gain on sale of available for sale securities	163,577	—
Interest and other expense	(80,069)	(63,791)

Income before income taxes	10,324,522	8,866,744

Current tax expense	(1,807,979)	(192,053)
Deferred tax expense	(673,708)	(2,103,299)

Net income	$7,842,835	$6,571,392

Adjustments to arrive at comprehensive income
Unrealized change in market value of available for sale securities	142,042	195,897
Realization of the change in market value on sale of available for sale securities	(104,689)	—

Comprehensive income	$7,880,188	$6,767,289

Basic earnings per share	$0.38	$0.32

Basic weighted average shares outstanding	20,830,368	20,752,872

Diluted earnings per share	$0.37	$0.31

Diluted weighted average shares outstanding	21,027,612	21,118,405

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,842,835	$6,571,392
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	2,422,461	2,463,219
Gain on available for sale securities	(163,577)	(22,778)
Deferred tax expense	673,708	2,103,299
Non-cash employee stock option compensation expense	162,213	—

Changes in assets and liabilities:
Royalty receivables	95,846	(1,995,485)
Prepaid expenses and other assets	33,403	(294,088)
Accounts payable	755,936	437,034
Accrued liabilities and other current liabilities	86,310	67,686
Other long term liabilities	(19,800)	(19,800)

Net cash provided by operating activities	11,889,335	9,310,479

Cash flows from investing activities:
Capital expenditures for property and equipment	(130,558)	(93,700)
Acquisition of royalty interests in mineral properties	(7,500,000)	—
Purchase of available for sale securities	(1,000,000)	—
Proceeds from sale of available for sale securities	539,960	38,642

Net cash used in investing activities	(8,090,598)	(55,058)

Cash flows from financing activities:
Dividends paid	(2,601,415)	(1,812,112)
Proceeds from issuance of common stock	882,766	738,177

Net cash used in financing activities	(1,718,649)	(1,073,935)

Net increase in cash and equivalents	2,080,088	8,181,486

Cash and equivalents at beginning of period	44,800,901	33,485,543

Cash and equivalents at end of period	$46,880,989	$41,667,029

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,755,000	$383,000

Non-cash financing activities:
Deferred compensation (equity offset)	$729,960	$—

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been included in this Form 10-Q. Operating results for the three and nine months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2005. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Statement 123(R) supersedes Accounting Practices Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for the Company beginning with its first fiscal quarter ending September 30, 2005. We are currently evaluating the effect of Statement 123(R) on our consolidated financial statements and results of operations, including the transition method we expect to utilize and any potential changes to our compensation strategy resulting from the adoption of the revised standard.

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

There was no compensation expense recorded for the three or nine months ended March 31, 2005, with respect to the Performance Shares. The measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. In accordance with APB 25, at such time that compensation expense for the Performance Shares can be estimated, compensation expense will be measured by the number of shares that will ultimately be earned at the then-current market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of March 31, 2005, our estimates indicate that there was not a reasonable projection of the number of Performance Shares to be earned, if any.

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

In accordance with APB 25, for the three and nine month period ending March 31, 2005, we recorded non-cash stock compensation expense associated with the restricted stock of $43,088 and $162,213, respectively, representing amortization of the fair value of the Restricted Stock for the given period. The measurement date to begin amortization for the Restricted Stock was the grant date (November 10, 2004). The fair value of the Restricted Stock at the measurement date was $17.38 per share. Amortization is based on a straight line basis over the expected six year vesting period, except for non-executive BOD restricted shares which are vested 50% immediately and 50% after one year from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three months ended March 31, 2005, options to purchase 156,339 shares were exercised, resulting in proceeds of $752,212. During the nine months ended March 31, 2005, options to purchase 184,203 were exercised, resulting in proceeds of $882,766. During the nine months ended March 31, 2004, options to purchase 129,164 shares were exercised, resulting in proceeds of $738,177.

We measure compensation cost as prescribed by APB 25, whereby no compensation cost related to the granting of stock options has been recognized in the financial statements because the exercise price of all option grants was equal to the market price of our Common Stock at the date of grant. In October 1995, the FASB issued SFAS 123 which defines a “fair value” based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and earnings per share amounts would have been recorded:

	For The Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Net income, as reported	$2,726,089	$2,950,814	7,842,835	6,571,392
Add: Stock-based compensation expense for restricted stock awards included in reported net income, net of related tax effects	27,576	—	103,816	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(174,960)	(77,686)	(487,572)	(766,394)

Pro forma net income	$2,578,705	$2,873,128	$7,459,079	$5,804,998

Earnings per share:
Basic, as reported	$0.13	$0.14	$0.38	$0.32

Basic, pro forma	$0.12	$0.14	$0.36	$0.28

Diluted, as reported	$0.13	$0.14	$0.37	$0.31

Diluted, pro forma	$0.12	$0.14	$0.35	$0.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	INVESTMENT IN REVETT SILVER COMPANY AND THE TROY MINE

On October 14, 2004, in a three-part transaction, the Company paid $8.5 million to Revett Silver Company (“Revett”) and its wholly-owned subsidiary, Genesis Inc. (“Genesis”), in exchange for two royalty interests in the Troy underground silver and copper mine, located in northwestern Montana, and shares in Revett.

For consideration of $7.25 million, the Company obtained the right to receive a production payment equivalent to a 7.0% gross smelter return royalty (“GSR Royalty”) from all metals and products produced and sold from the Troy mine. As reported by Revett at the time of the transaction, total contained proven and probable reserves at the Troy mine were 13.6 million ounces of silver and 113 million pounds of copper. The GSR Royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of March 31, 2005, we have received payments associated with the GSR Royalty totaling $304,175.

As a second component of the transaction, the Company acquired a perpetual GSR royalty (“Perpetual Royalty”) at the Troy mine for $250,000. The rate for this Perpetual Royalty begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. In the third component of the transaction, the Company purchased approximately 1.3 million shares of Revett common stock for $1.0 million. These shares can be converted, under certain circumstances and at the election of the Company, into a 1% net smelter return (“NSR”) royalty on the Rock Creek mine, also located in northwestern Montana and owned by Revett.

Under the terms of the share agreement, the Company has the right, but not the obligation, to cure any default by Revett or Genesis under their obligations pursuant to an existing mortgage payable, secured by a Promissory Note, to Kennecott Montana Company (“Kennecott”), a third party and prior Joint Venture interest owner of the Troy mine. The principal and accrued interest under the Promissory Note as of December 31, 2004, was approximately $6.6 million with a maturity date of February 2008.

We have recorded the acquisition of the GSR Royalty and the Perpetual Royalty interests as components of Royalty Interests in Mineral Properties on the consolidated balance sheets. The acquisition of the 1.3 million shares of Revett is recorded as an investment in available for sale securities on the Consolidated Balance Sheets. During February 2005, Revett completed an initial public offering through a newly created parent company, Revett Minerals Inc., a publicly traded Canadian company. Accordingly, its shares now have a readily determinable market value. Unrealized gains and loses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate of component of stockholders’ equity, which are recognized in determining net income when investments are sold. We recorded an unrealized gain of $65,448 (net of tax) in these investments for the three and nine months ended March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	AVAILABLE FOR SALE SECURITIES

Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity. When investments are sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, and any unrealized gain/loss recorded in accumulated other comprehensive income are included in determining net income. We recorded a gain on sale of available for sale securities of $51 and $163,577 during the three and nine months ended March 31, 2005, respectively. We had no sales of available for sale investments during the three and nine months ended March 31, 2004.

5.	ROYALTY INTERESTS IN MINERAL PROPERTIES

As of March 31, 2005:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(5,404,908)	2,700,112
NVR1	2,135,107	(1,422,347)	712,760
Bald Mountain	1,978,547	(1,783,437)	195,110
SJ Claims	20,788,444	(2,687,352)	18,101,092
Troy mine GSR royalty	7,250,000	(159,839)	7,090,161
Leeville South (formerly Carlin East)	1,775,809	(1,603,162)	172,647
Martha	172,810	(172,810)	—

	42,205,737	(13,233,855)	28,971,882
Development stage royalty interests:
Leeville North	14,240,418	—	14,240,418

Exploration stage royalty interests:
Leeville North	2,305,845	(271,187)	2,034,658
Troy mine Perpetual royalty	250,000	—	250,000

	2,555,845	(271,187)	2,284,658

Total royalty interests in mineral properties	$59,002,000	$(13,505,042)	$45,496,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2004:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(4,871,963)	3,233,057
NVR1	2,135,107	(1,256,267)	878,840
Bald Mountain	1,978,547	(1,764,574)	213,973
SJ Claims	20,788,444	(1,736,073)	19,052,371
Leeville South (formerly Carlin East)	1,775,809	(1,118,325)	657,484
Martha	172,810	(158,000)	14,810

	34,955,737	(10,905,202)	24,050,535
Development stage royalty interests:
Leeville North	14,240,418	—	14,240,418

Exploration stage royalty interests:
Leeville North	2,305,845	(271,187)	2,034,658

Total royalty interests in mineral properties	$51,502,000	$(11,176,389)	$40,325,611

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

Leeville Project

We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. The Leeville Project is an underground gold operation, currently under development by Newmont Mining Corporation (“Newmont”). Newmont has announced its intention to initiate production at Leeville North during the fourth quarter of calendar 2005. Current production on the Leeville Project ground is derived from underground production on the Leeville South (formerly Carlin East) mine, also operated by Newmont.

We carry our interest in the proven and probable reserves at Leeville North as a development stage royalty interest, which will be depleted using the units of production method based on proven and probable reserves once production begins. Amortization of our development stage interest will begin upon commencement of production at Leeville North. At that time, the development stage cost basis of Leeville North will be reclassified as a production stage royalty interest.

We carry our interest in the non-reserve portion of Leeville North as an exploration stage royalty interest, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed at Leeville associated with our interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future events or circumstances indicate that the non-reserve portion of Leeville North will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.

Martha Mine

We own a 2% NSR royalty on the Martha mine located in Argentina, a silver mine operated by Coeur d’Alene Mining Corporation. Our cost basis in the Martha mine has been fully amortized.

Troy Mine

As discussed in Note 3, we own a production payment equivalent to a 7.0% gross smelter return royalty (“GSR Royalty”) from all metals and products produced and sold from the Troy mine located in northeastern Montana. The GSR Royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of March 31, 2005, we have received payments associated with the GSR Royalty totaling $304,175. We carry our interest in the proven and probable reserves for the GSR Royalty as a production stage royalty interest, which will be depleted using the units of production method estimated by using proven and probable reserves. Mining operations commenced at the Troy Mine during December 2004, with the first shipment of concentrate occurring during January 2005. Amortization of our production stage interest commenced with the first concentrate shipment from the Troy Mine during the third quarter of our fiscal 2005.

We own a perpetual GSR royalty (“Perpetual Royalty”) at the Troy mine. The royalty rate for the Perpetual Royalty begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. We carry our interest in the non-reserve portion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of the Perpetual Royalty as an exploration stage royalty, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed, that are associated with our Perpetual Royalty interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future events or circumstances indicate that the non-reserve portion of the Perpetual Royalty will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.

6.	EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended March 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,726,089	20,894,921	$0.13
Effect of dilutive securities		204,483

Diluted EPS	$2,726,089	21,099,404	$0.13

Options to purchase 409,540 shares of common stock, at an average purchase price of $19.11 per share, were outstanding at March 31, 2005, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

	For The Three Months Ended March 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,950,814	20,783,359	$0.14
Effect of dilutive securities		341,925

Diluted EPS	$2,950,814	21,125,284	$0.14

Options to purchase 249,980 shares of common stock, at an average price of $20.61 per share, were outstanding at March 31, 2004, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of these common shares for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For The Nine Months Ended March 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$7,842,835	20,830,368	$0.38
Effect of dilutive securities		197,245

Diluted EPS	$7,842,835	21,027,613	$0.37

Options to purchase 409,540 shares of common stock, at an average purchase price of $19.11 per share, were outstanding at March 31, 2005, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

	For The Nine Months Ended March 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$6,571,392	20,752,872	$0.32
Effect of dilutive securities		365,533

Diluted EPS	$6,571,392	21,118,405	$0.31

Options to purchase 179,980 shares of common stock, at an average purchase price of $21.09, were outstanding at March 31, 2004, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of common shares for the period.

7.	INCOME TAXES

For the three months ended March 31, 2005, we recorded current and deferred tax expense of $895,341 compared with $1,040,609 during the three months ended March 31, 2004. Our effective tax rate for the three months ended March 31, 2005, was 24.7%, compared with 26.1% for the three months ended March 31, 2004. As of December 31, 2004, we no longer carry a valuation allowance with respect to any of our deferred tax assets.

For the nine months ending March 31, 2005, we recognized current and deferred tax expense totaling $2,481,687 compared with $2,295,352 during the nine months ended March 31, 2004. This resulted in an effective tax rate of 24.0% in the current period compared with 25.9% in the prior period. The decrease in the effective tax rate between periods was associated with the release of a valuation allowance associated with the sale of our available for sale securities of approximately $320,000 during the nine months ended March 31, 2005. As of December 31, 2004, we no longer carry a valuation allowance with respect to any of our deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the nine months ending March 31, 2005, and March 31, 2004, we remitted $1,755,000 and $383,000 in cash for taxes, respectively.

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

As of March 31, 2005, we have funded our entire commitment of $1.3 million. We have expensed the funding amount as a component of Exploration and Business Development in the accompanying financial statements.

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

We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the third quarter of fiscal 2005, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through exploration and financing.

Our financial results are closely tied to the price of gold. For the quarter ended March 31, 2005, the price of gold averaged $427 per ounce, compared with an average price of $408 per ounce for the quarter ended March 31, 2004. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex was 4.25% for the quarter ended March 31, 2005, compared with a rate of 4.0% during the prior period. This increase in our sliding-scale royalty rate, partially offset by a decrease in production at the Pipeline Mining Complex, contributed to revenues of $5,868,538 during the quarter ended March 31, 2005, compared with revenues of $6,020,841 for the quarter ended March 31, 2004.

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

–	one 1.8% NSR royalty on the majority of the Leeville Project, which includes the development stage Leeville North underground mine and a portion of the Leeville South deposit (formerly Carlin East), operated by Newmont Mining Corporation; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

–	one 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike project operated by Barrick Gold Corporation.

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

On October 14, 2004, we purchased two royalty interests in the Troy underground silver and copper mine, operated by Revett Silver Company (“Revett”), located in northeastern Montana. The first royalty is a production payment equivalent to a 7.0% GSR Royalty from all metals and products produced and sold from the Troy mine. As reported by Revett at the time of transaction, total contained proven and probable reserves at the Troy mine were 13.6 million ounces of silver and 113 million pounds of copper. The GSR Royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first. The second royalty is a Perpetual Royalty, also from the Troy mine, which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper.

Estimates received from the mine operators during the first quarter of calendar year 2005 indicated that gold production, attributable to our royalty interests, for calendar year 2005 was expected to be approximately 860,000 ounces from the Pipeline Mining Complex, 90,000 ounces from the Leeville South mine and 51,000 from the Leeville North mine at the Leeville Project, 674,000 ounces from the SJ Claims and 40,000 ounces from the Bald Mountain mine. The Martha silver mine is expected to produce 1.7 million ounces of silver attributable to our royalty interest for the 2005 calendar year. The Troy mine is expected to produce 2.8 million ounces of silver and 23.4 million pounds of copper attributable to our royalty interest for the 2005 calendar year. As of March 31, 2005, the mine operators have reported production attributable to our royalty interests of 216,851 ounces from the Pipeline Mining Complex, 19,253 ounces from the Leeville South mine located at the Leeville Project, 127,031 ounces from the SJ Claims and 10,000 ounces from the Bald Mountain mine. Revett reported that the Troy mine produced 214,595 ounces of silver and 1,886,823 pounds of copper during the three months ended March 31, 2005.

Results of Operations

Quarter Ended March 31, 2005, Compared to Quarter Ended March 31, 2004

For the quarter ended March 31, 2005, we recorded net earnings of $2,726,089, or $0.13 per basic and diluted share, as compared to net earnings of $2,950,814, or $0.14 per basic and diluted share, for the quarter ended March 31, 2004.

For the quarter ended March 31, 2005, we received total royalty revenues of $5,868,538, consisting of $4,832,009 from our royalties at the Pipeline Mining Complex, $490,957 from the SJ Claims, $146,017 from Leeville South, $304,175 from the Troy mine, $74,765 from Bald Mountain and $20,615 from the Martha mine, compared to total royalty revenues of $6,020,841 for the quarter ended March 31, 2004. Although our sliding-scale royalty rate increased to 4.25%, compared to 4.0% in the prior period, and the average gold price increased over the prior period, royalty revenues decreased primarily due to an overall decrease in production, compared to the prior year.

Cost of operations decreased to $395,272 for the quarter ended March 31, 2005, compared to $418,900 for the quarter ended March 31, 2004. This decrease was primarily related to a decrease in the Nevada net proceeds tax accruals of approximately $18,000, which is associated with the decreased royalty revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased to $913,775 for the quarter ended March 31, 2005, from $834,031 for the quarter ended March 31, 2004, primarily due to an increase in accounting and consulting fees of approximately $132,000, which are related primarily to Sarbanes-Oxley compliance work. This increase was partially offset by a decrease in corporate filing fees of approximately $49,000.

As discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements, we recorded non-cash employee stock compensation expense of $43,088 for the quarter ended March 31, 2005, compared to $0 for the quarter ended March 31, 2004. The non-cash compensation expense during the period represents amortization, based on the employees’ service period, of the fair value of the Restricted Stock issued pursuant to the 2004 Omnibus Long-Term Incentive Plan at the issuance or measurement date.

Exploration and business development expenses increased to $380,665 for the quarter ended March 31, 2005, from $150,705 for the quarter ended March 31, 2004. The increase was primarily due to increased salary allocation and the associated employees’ costs of approximately $207,000.

Depreciation, depletion and amortization decreased to $695,152 for the quarter ended March 31, 2005, from $762,288 for the quarter ended March 31, 2004. The decrease was primarily due to a decrease in our depletion rates, which are updated during our third quarter each year to reflect updated reserve figures received from the operators.

Interest and other income increased to $202,827 for the quarter ended March 31, 2005, from $142,018 for the quarter ended March 31, 2004. The increase is primarily due to an increase in funds available for investing over the prior year and higher interest rates.

For the quarter ended March 31, 2005, we sold available for sale securities resulting in a gain of approximately $51, compared with $0 for the quarter ended March 31, 2004, which is included in gain on sale of available for sale securities in the accompanying Consolidated Statements of Operations and Comprehensive Income.

For the three months ended March 31, 2005, we recorded current and deferred tax expense of $895,341 compared with $1,040,609 during the three months ended March 31, 2004. Our effective tax rate was 24.7% for the three months ended March 31, 2005, compared with 26.1% for the three months ended March 31, 2004. As of December 31, 2004, we no longer carry a valuation allowance with respect to any of our deferred tax assets.

Nine Months Ended March 31, 2005, Compared to Nine Months Ended March 31, 2004

For the nine months ended March 31, 2005, we recorded net earnings of $7,842,835, or $0.38 per basic share and $0.37 per diluted share, as compared to net earnings of $6,571,392, or $0.32 per basic share and $0.31 per diluted share, for the nine months ended March 31, 2004.

For the nine months ended March 31, 2005, we received total royalty revenues of $17,824,462, consisting of $15,006,004 from our royalties at the Pipeline Mining Complex, $1,585,954 from the SJ Claims, $630,408 from Leeville South, $304,175 from the Troy mine, $175,063 from Bald Mountain, and $122,859 from the Martha mine, compared to total royalty revenues of $15,285,788 for the nine months ended March 31, 2004. This increase in royalty revenues resulted primarily from a higher sliding-scale royalty rate from the Pipeline Mining Complex, and an average gold price of $421 per ounce for the nine months ended March 31, 2005, compared to an average gold price of $388 for the nine months ended March 31, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of operations increased to $1,373,957 for the nine months ended March 31, 2005, compared to $1,093,357 for the nine months ended March 31, 2004. The increase was primarily related to an increase in accrued Nevada net proceeds tax of approximately $118,000, which is associated with the increased royalty revenues and an increase in consulting services for operations of approximately $159,000.

General and administrative expenses increased to $2,716,250 for the nine months ended March 31, 2005, from $2,198,726 for the nine months ended March 31, 2004. An increase in accounting and consulting fees, primarily due to Sarbanes-Oxley compliance work, of approximately $265,000 contributed to the increase. An increase in investor relations costs of approximately $125,000 and an increase in employee costs of approximately $124,000 also contributed to the overall increase in general and administrative costs.

As discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements, we recorded non-cash employee stock compensation expense of $162,213 for the nine months ended March 31, 2005, compared to $0 for the nine months ended March 31, 2004. The non-cash compensation expense recorded during the period represents amortization, based on the employees’ service period, of the fair value of the Restricted Stock issued pursuant to the 2004 Omnibus Long-Term Incentive Plan at the issuance or measurement date.

Exploration and business development expenses increased to $1,423,808 for the nine months ended March 31, 2005, from $931,653 for the nine months ended March 31, 2004. The increase was due to an increase in the funding of our RG Russia commitment of approximately $201,000. As discussed in Note 8 in the accompanying Notes to Consolidated Financial Statements, we have funded our entire commitment to RG Russia. The increase was also due to increased salary allocation and the associated employees’ costs of approximately $529,000. These increases were offset by a decrease in expenditures related to the High Desert properties that were acquired in December 2002 of approximately $210,000.

Interest and other income increased to $515,241 for the nine months ended March 31, 2005, from $331,702 for the nine months ended March 31, 2004. The increase is primarily due to an increase in investable funds along with higher interest rates.

For the nine months ended March 31, 2005, we sold available for sale securities resulting in a gain of approximately $163,577, which is included in gain on sale of available for sale securities in the accompanying Consolidated Statements of Operations and Comprehensive Income.

For the nine months ended March 31, 2005, we recognized current and deferred tax expense totaling $2,481,687 compared with $2,295,352 as of March 31, 2004. This resulted in an effective tax rate of 24.0% in the current period, compared with 25.9% in the prior period. The decrease in the effective tax rate resulted from an increase in allowable percentage depletion deductions associated with higher revenue from our GSR1 royalty during the period, and the release of the valuation allowance associated with the sale of our available for sale securities of approximately $320,000 during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 2005, we had current assets of $53,222,167 compared to current liabilities of $3,679,443 for a current ratio of nearly 14 to 1. This compares to current assets of $51,901,175 and current liabilities of $2,441,434 at June 30, 2004, resulting in a current ratio of 21 to 1. The decrease in the current ratio is due primarily to an increase in our dividend and accounts payable of approximately $1,077,000. We continue to have no long term debt.

During the nine months ended March 31, 2005, liquidity needs were met from $17,824,462 in royalty revenues, our available cash resources, proceeds from issuance of stock of approximately $882,000, and interest and other income of $515,241.

We have a $10 million line of credit from HSBC that may be used to acquire producing royalties. Any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. During our second fiscal quarter of 2005, we extended the maturity date of our line of credit through June 30, 2006. As of March 31, 2005, no funds have been drawn under the line of credit.

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Statement 123(R) supersedes Accounting Practices Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for us beginning with our first fiscal quarter ending September 30, 2005. We are currently evaluating the effect of Statement 123(R) on our consolidated financial statements and results of operations, including the transition method we expect to utilize and any potential changes to our compensation strategy resulting from the adoption of the revised standard.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. During the last five years, the market price for gold has fluctuated between $256 per ounce and $453 per ounce.

During the nine month period ended March 31, 2005, we reported royalty revenues of $17,824,462, with an average gold price for the period of $421 per ounce. Our GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of our revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in our Annual Report on Form 10-K. For the quarter ended March 31, 2005, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), we would have recorded an increase in revenues of approximately $481,000 or a decrease in revenues of approximately $503,000. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and our chief accounting officer, based on their evaluation of our disclosure controls and procedures as of March 31, 2005, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

	10.01	Form of Incentive Stock Option Agreement*

	10.02	Form of Nonqualified Stock Option Agreement*

	10.03	Form of Restricted Stock Agreement*

	10.04	Form of Performance Share Agreement*

	10.05	Employment Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger*

	31(a)	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31(b)	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Written Statements of the Chairman and Chief Executive Officer, and the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed under Item 9.01 to Form 8-K filed with the Commission on February 25, 2005 (Incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 6, 2005	By:	/s/ Stanley Dempsey

Stanley Dempsey
Chairman and Chief Executive Officer

Date: May 6, 2005	By:	/s/ Stefan Wenger

Stefan Wenger
Treasurer and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.01	Form of Incentive Stock Option Agreement*

10.02	Form of Nonqualified Stock Option Agreement*

10.03	Form of Restricted Stock Agreement*

10.04	Form of Performance Share Agreement*

10.05	Employment Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger*

31(a)	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statements of the Chairman and Chief Executive Officer, and the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed under Item 9.01 to Form 8-K filed with the Commission on February 25, 2005 (Incorporated herein by reference)