Form 10-K
period 2005-06-30
ROYAL GOLD INC
filed 2005-08-30
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005
Commission File Number 0-5664
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Royal Gold on December 31, 2004, as reported on the Nasdaq National Market was $380.6 million. As of August 17, 2005, there were 21,029,352 shares of common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 9, 2005, and to be filed within 120 days as of June 30, 2005, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.
Total Number of Pages: 75
Exhibit Index — Page 73

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
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties in connection with the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues will continue to be derived from royalty interests. We do not conduct mining operations at this time. During the 2005 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and exploration.
Our financial results are closely tied to the price of gold. During the 2005 fiscal year, the price of gold averaged $422 per ounce compared with an average price of $389 per ounce for the 2004 fiscal year. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex (discussed below) paid out at rates ranging from 4.0% to 4.5% compared with payments calculated at rates ranging from 3.4% to 4.0% during the prior year. This increase in our realized sliding-scale royalty rate contributed to revenues of $25,302,332 during the 2005 fiscal year, compared with revenues of $21,353,071 during the 2004 fiscal year.
Our principal mineral property interests are:
—	two sliding-scale gross smelter return, or GSR, royalty interests;

—	one fixed GSR royalty interest; and

—	one net value royalty interest,
all relating to a mining complex known as the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits, operated by the Cortez Joint Venture, which is a joint venture between Placer Cortez, Inc. (60%), a subsidiary of Placer Dome, Inc. (“Placer Dome”), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto;
—	one 1.8% net smelter return (“NSR”) royalty on the majority of the Leeville Project, which includes the development stage Leeville underground mine (“Leeville North”) and a portion of Leeville South (formerly known as Carlin East), operated by Newmont Mining Corporation (“Newmont”); and

—	one 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation operated by Barrick Gold Corporation (“Barrick”).

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
Estimates received from the mine operators indicated that gold production, attributable to our royalty interests, for calendar year 2005 is expected to be approximately 860,000 ounces from the Pipeline Mining Complex, 90,000 ounces from the Leeville South mine and 51,000 from the Leeville North mine at the Leeville Project, 674,000 ounces from the SJ Claims and 40,000 ounces from the Bald Mountain mine. The Martha silver mine is expected to produce 1.7 million ounces of silver attributable to our royalty interest for the 2005 calendar year. The Troy mine is expected to produce 2.0 million ounces of silver and 17.0 million pounds of copper attributable to our royalty interest for the 2005 calendar year. During the first six months of calendar year 2005, the mine operators have reported production attributable to our royalty interests of 505,451 ounces from the Pipeline Mining Complex, 36,630 ounces from the Leeville South (no production occurred at Leeville North mine during this period), 241,244 ounces from the SJ Claims and 14,281 ounces from the Bald Mountain mine. Revett reported that the Troy mine produced 522,145 ounces of silver and 4.6 million pounds of copper during the first six months of calendar 2005. Martha mine does not provide production data.
In addition, as of June 30, 2005, we own royalty interests in the following exploration stage projects. None of our non-producing stage projects contain proven and probable reserves.
—	A 5% NSR royalty interest on a portion of the Mule Canyon project, located in Lander County, Nevada;

—	A 16.5% net profits interest royalty on the Buckhorn South project, located in Eureka County, Nevada;

—	A 1% NSR royalty interest on the Long Valley gold project, located in eastern California;

—	A 1% NSR royalty, on possible production of precious metals on the Svetloye project in Russia;

—	A 2% NSR royalty on a number of exploration properties in Santa Cruz Province, Argentina, currently owned by Yamana Gold, Inc.;

—	A 1% NSR royalty interest on the Simon Creek project, located in Eureka County, Nevada;

—	– A 0.25% net value royalty interest on the Horse Mountain project, located in Lander County, Nevada;

—	A 1.5% net value royalty interest on the Ferris/Cooks Creek project, located in Lander County, Nevada;

—	A 0.5% NSR royalty interest on the Rye project, located in Pershing County, Nevada;

—	A 2.5% NSR royalty interest on the BSC project, located in Elko County, Nevada;

—	A 0.75% NSR royalty on a 60% interest in the Copper Basin project, located in Lander County, Nevada;

—	A 0.75% NSR royalty on a 67% interest (approximate) on the ICBM project, located in Lander County and Humboldt County, Nevada;

—	A 0.75% NSR royalty on the Long Peak project, located in Lander County, Nevada; and

—	A 0.75% NSR royalty on the Dixie Flats project, located in Elko County, Nevada.
During the fourth quarter of fiscal year 2005, we agreed to purchase an additional 2.5% net profits interest (“NPI”) royalty on the Buckhorn South property, located in Eureka County, Nevada, for 3,000 shares of our common stock, valued at approximately $70,000, including acquisition costs. The purchase of the additional interest resulted in the Company holding a 16.5% NPI royalty in the Buckhorn South property. Buckhorn South is a property of approximately 5,000 acres, subject to 265 unpatented mining claims, located approximately 2 miles south of the Buckhorn mine.
During the past fiscal year we also evaluated opportunities for royalty acquisitions in North America, Europe, South America, Asia, Australia and Africa.
We derive most of our revenue from royalties from the Pipeline Mining Complex. In fiscal 2005, we generated royalty revenues of $21,392,636 from the Pipeline Mining Complex, representing 85% of our total revenues. In addition, we generated royalty revenue of $2,026,052 from the SJ Claims, $763,012 from the Leeville South mine, $749,362 from the Troy mine, $208,103 from the Bald Mountain mine, and $163,167 from the Martha mine.
We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202, (303) 573-1660, and we maintain a web site at www.royalgold.com.
Developments During Fiscal Year 2005
The significant developments during fiscal year 2005 were:
(1)	Our royalty revenues increased to $25.3 million, compared with $21.4 million during fiscal year 2004.

(2)	We declared an increase in our annual dividend to $0.20 per basic share, which is now paid in quarterly installments. This represents a 33% increase compared with the dividend paid during fiscal year 2004.

(3)	We completed the purchase of two royalty interests in the Troy underground silver and copper mine, operated by Revett.

(4)	We completed our commitment to earn into a 1% NSR royalty interest on certain exploration properties in Russia. As of June 30, 2005, we have contributed our entire $1.3 million total commitment.

Royalties on Producing Properties
Recent activities at each of the significant producing properties in which we have a royalty interest are described in the following pages. Please also see footnote 4 to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on the history of these properties.
We do not operate the properties in which we have royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralization. There is more information available to the public from the operators of the properties in which we have royalties, including reports filed by Newmont, Placer Dome, Coeur d’Alene and Barrick with the United States Securities and Exchange Commission. For risks associated with reserve estimates, please see “Risk Factors — Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant estimates which can change.”
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
The royalty interests we hold at the Pipeline Mining Complex include:
(a)	Reserve Claims (“GSR1”). This is a sliding-scale GSR royalty for all gold produced from the “Reserve Claims,” which includes 52 claims that encompass all of the proven and probable reserves in the Pipeline and South Pipeline deposits as of April 1, 1999. As defined in our royalty agreement with Cortez, our GSR royalty means the revenues attributed to products mined and removed, with no deduction for any costs paid by or charged to Cortez, except for deductions of Mining Law Reform Costs. Mining Law Reform Costs includes all amounts paid by or charged to Cortez for any royalty, assessment, production tax or other levy imposed on and measured by production, to the extent that any such levy is hereafter imposed by the United States, in connection with reform of the General Mining Law of 1872, as amended (the “General Mining Law”) or otherwise. The revenues attributed to Cortez are determined on a deemed market value basis, being the gross value of the products determined as the total quantity of products outturned to Cortez’s account at the refiner and, in the case of such products delivered to any customer, for any calendar quarter multiplied by: (1) for gold, the average daily P.M. price fixing for gold by the London Bullion Association as reported in the Wall Street Journal, or any other agreed upon successor publication for the applicable calendar quarter, (2) for silver, the daily price fixing for silver by the London Bullion Association as reported in the Wall Street Journal, or any other agreed upon successor publication for the applicable calendar quarter, and (3) for all other products, the deemed price shall be the NSR. The GSR royalty rate on the Reserve Claims is tied to the gold price, without indexing for inflation or deflation as shown in the table below.

(b)	GAS Claims (“GSR2”). This is a sliding-scale GSR royalty for all gold produced from the 288 claims outside of the Reserve Claims. The GAS Claims include 310 lode mining claims, but production from 22 of the GAS Claims that encompass the South Pipeline reserve as of April 1, 1999, are subject to the Reserve Claims GSR royalty. The GSR royalty rate on the GAS Claims is tied to the gold price, without indexing for inflation or deflation.

(c)	Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% for the life of the mine and covers the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2.

(d)	Net Value Royalty (“NVR1”). This is a fixed 0.39% net value royalty on production from the GAS Claims located on a portion of the Pipeline Mining Complex that excludes the Pipeline open pit. This NVR1 royalty is calculated by deducting contract defined processing-related and associated capital costs, but not mining costs from the revenue received by the operator from the claims covered by the royalty.

(e)	The Silver GSR. This is a 7% GSR royalty on all silver produced from any of the Reserve Claims or the GAS claims, commencing July 1, 1999.

(f)	The Other Products NSR. This is a 3% NSR royalty on all products, other than gold or silver, produced from any of the Reserve Claims or GAS claims, commencing July 1, 1999. This NSR is defined as the actual price received by Cortez for the sale of products other than gold and silver prior to delivery to any customer, refinery or upgrading facility and after deductions for any Mining Law Reform Costs, the costs of insuring, marketing, freight or transportation and, if applicable, refining and treatment costs, for such products. There is no current production attributed to this royalty interest.
The following table shows the current sliding-scale GSR royalty rates under our royalty agreement with Cortez.

London PM Quarterly Average			GSR1	GSR2
Price of Gold Per Ounce ($U.S.)			Royalty Percentage	Royalty Percentage
Below		$210.00	0.40%	0.72%
$210.00	—	$229.99	0.50%	0.90%
$230.00	—	$249.99	0.75%	1.35%
$250.00	—	$269.99	1.30%	2.34%
$270.00	—	$309.99	2.25%	4.05%
$310.00	—	$329.99	2.60%	4.68%
$330.00	—	$349.99	3.00%	5.40%
$350.00	—	$369.99	3.40%	6.12%
$370.00	—	$389.99	3.75%	6.75%
$390.00	—	$409.99	4.00%	7.20%
$410.00	—	$429.99	4.25%	7.65%
$430.00	—	$449.99	4.50%	8.10%
$450.00	—	$469.99	4.75%	8.55%
$470.00		and above	5.00%	9.00%
Under certain circumstances we would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.

Pipeline Mining Complex’s Plan of Operations
In September 1996, Placer Dome reported that the Cortez Joint Venture submitted an Amendment to the Pipeline Plan of Operations for the South Pipeline Project, with the Battle Mountain, Nevada, field office of the Bureau of Land Management (“BLM”). The Plan Amendment involved mining and processing of the South Pipeline deposit. A Record of Decision and Plan of Operations Approval allowing surface disturbance in connection with the mining and processing of the South Pipeline deposit (the “permit”) was issued by the BLM in June 2000. In July 2000, a Notice of Appeal and Petition for Stay Pending Appeal was filed with the United States Interior Board of Land Appeals (“IBLA”) by the Great Basin Mine Watch, the Western Shoshone Defense Project and the Mineral Policy Center. On January 9, 2001, the IBLA denied the petition for stay. On November 3, 2003, the IBLA dismissed the appeal for South Pipeline Expansion.
The United States Department of the Interior, through the BLM, issued a record of decision in July 2005 approving the project as defined in the Final Supplemental Environmental Impact Statement (“FSEIS”) for the Pipeline and South Pipeline pit expansion project at the Cortez Joint Venture. The FSEIS involves an expansion of Pipeline/South Pipeline and includes the GAP and Crossroads deposits. These areas are subject to our royalty interests. Placer Dome commenced the permitting process in January of 2001.
The following table shows the proven and probable reserves that have been reported by Cortez at the Pipeline Mining Complex covered by our royalties. Our royalties at the Pipeline Mining Complex cover some of the same reserves.
Pipeline Mining Complex
Proven and Probable Reserves Subject to Our Royalties (1)(2)(3)(4)
As of December 31, 2004

			Contained
	Tons	Average Grade	Ounces of Gold (5)
Royalty	(millions)	(ounces per ton)	(millions)
GSR 1(6)	196.0	0.029	5.754
GSR 2(7)	15.1	0.017	0.258
GSR 3(8)	211.1	0.028	6.013
NVR 1(9)	126.7	0.028	3.511

(1)	“Reserve” is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

(2)	“Proven (Measured) Reserves” are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well established.

(3)	“Probable (Indicated) Reserves” are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.

(4)	Amounts shown represent 100% of the reserves subject to our royalty interest and do not take into account losses in processing the ore.

(5)	Contained ounces shown are before an allowance for dilution of ore in the mining process. The expected processing recovery rates are about 88% for oxide mill-grade ore, and 68% oxide for heap leach material. These reserves, estimated by Cortez, are based on a life-of-mine gold price of $350 per ounce.

(6)	GSR1 is a sliding-scale royalty that covers the Reserve Claims.

(7)	GSR2 is a sliding-scale royalty that covers an area outside of the Reserve Claims.

(8)	GSR3 is a 0.71% fixed rate royalty that covers the same area as GSR1 and GSR2.

(9)	NVR1 is a 0.39% net value royalty that covers production from the GAS Claims, which covers a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting contract defined processing-related and associated capital costs but not mining costs from revenue received by the operator.
Set forth below is a table showing, in the aggregate, the additional mineralization that has been reported by Cortez at the Pipeline Mining Complex for the area covered by our royalties. Our royalties at the Pipeline Mining Complex cover some of the same additional mineralization.
Pipeline Mining Complex
Additional Mineralization Subject to Our Royalties (1)(2)
As of December 31, 2004

	Tons	Average Grade
Royalty	(millions)	(ounces per ton)
GSR 1(3)	57.2	0.026
GSR 2(4)	113.8	0.033
GSR 3(5)	171.0	0.031
NVR 1(6)	154.0	0.031

(1)	Additional mineralization has not been included in the proven and probable ore reserve estimates because even though drilling indicates a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.

(2)	The amounts shown are computed by the Cortez Joint Venture and represent 100% of the deposits.

(3)	GSR1 is a sliding-scale royalty that covers the Reserve Claims.

(4)	GSR2 is a sliding-scale royalty that covers an area outside of the Reserve Claims.

(5)	GSR3 is a 0.71% fixed rate royalty that covers the same area as GSR1 and GSR2.

(6)	NVR1 is a 0.39% net value royalty that covers production from the GAS Claims, which covers a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting contract defined processing-related and associated capital costs but not mining costs from the revenue received by the operator.

The following illustration depicts our royalty interests at the Pipeline Mining Complex:
SJ Claims
We own a 0.9% NSR royalty on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by Barrick, at its Goldstrike property. The SJ Claims and the Betze-Post open pit lie approximately 24 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on State Highway 766 for 19 miles and then on an improved gravel road for two miles.
Barrick estimated that at a $375 gold price, proven and probable reserves related to our royalty interest at the SJ Claims includes 68.5 million tons of ore, at an average grade of 0.141 ounces per ton, containing approximately 9.7 million ounces of gold as of December 31, 2004. We are continuing to work with Barrick to define the additional mineralized material on the SJ Claims that is related to our royalty interest.
The following map depicts our royalty interest at the SJ Claims:

Leeville Project
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. The Leeville Project is approximately 19 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on State Highway 766 for 19 miles and then on an improved gravel road for two miles. Leeville North is an underground mine currently under development by Newmont. Newmont has announced that it intends to initiate production at Leeville North during the fourth calendar quarter of 2005. Currently, we derive royalty revenue from underground operations on a portion of the Leeville South mine, which is operated by Newmont. Production from the Leeville South mine is expected to continue through calendar 2005.
As of December 31, 2004, Newmont estimated that at a $350 gold price, proven and probable reserves related to the Leeville South mine includes 0.3 million tons of ore, at an average grade of 0.411 ounces per ton, containing 115,000 ounces of gold. In addition, Newmont has reported additional mineralized material at Leeville South totaling 17,000 tons, at an average grade of 0.310 ounces per ton.
At the Leeville North mine, proven and probable reserves include 5.3 million tons of ore, at an average grade of 0.479 ounces per ton, containing 2.6 million ounces of gold. In addition, Newmont has reported additional mineralized material totaling 1.4 million tons, at an average grade of 0.458 ounces per ton, at Leeville North.
The following map depicts our royalty interest at the Leeville Project:

Troy Mine
In the second quarter of fiscal year 2005, we purchased two royalty interests in the Troy underground silver and copper mine, operated by Revett, located in Lincoln County, Montana. The Troy mine is approximately 15 miles south of the town of Troy, Montana, and access is via a paved road connected to State Highway 56.
The first royalty interest we acquired in the Troy mine is a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine. As reported by Revett at the time of the transaction, total contained proven and probable reserves at the Troy mine were 13.6 million ounces of silver and 113 million pounds of copper. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first. The second royalty interest we acquired in the Troy Mine is a Perpetual royalty, which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper.
As of December 31, 2004, Revett estimated that at a $5.42 per ounce silver price, proven and probable reserves related to the Troy mine include 8.7 million tons of ore, at an average grade of 1.570 ounces per ton, containing 13.6 million ounces of silver. In addition, Revett has reported additional mineralized material at the Troy mine for silver totaling 46.8 million tons, at an average grade of 1.540 ounces per ton.
As of December 31, 2004, Revett estimated that at a $0.985 per pound copper price, proven and probable reserves related to the Troy mine includes 8.7 million tons of ore, at an average grade of 0.65 percent, containing 113 million pounds of copper. In addition, Revett has reported additional mineralized material at the Troy mine for copper totaling 46.8 million tons, at an average grade of 0.75 percent.
Revett recently announced that if they attain planned production by the end of the calendar year 2005 third quarter, the Troy mine is expected to produce approximately 2 million ounces of silver and 17 million pounds of copper in calendar 2005. This is a reduction in estimated production numbers reported to the Company as of December 31, 2004, of 2.8 million ounces of silver and 23.4 million pounds of copper for calendar year 2005.
The following map depicts our royalty interests at the Troy mine:

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
As of December 31, 2004, Placer Dome informed us that the portion of the mine covered by our royalty interest contained proven and probable reserves of 6.3 million tons of ore, at an average grade of 0.070 ounces per ton, containing approximately 440,000 ounces of gold. These reserves are based on a gold price of $350 per ounce. In addition, Placer Dome has reported that the property covered by our royalty interest contains an additional 9.0 million tons of mineralized material, at an average grade of 0.034 ounces per ton of gold.
Martha Mine
We own a 2% NSR royalty on mineral production from certain properties in Santa Cruz Province, Argentina, including the underground Martha silver mine operated by Coeur d’Alene. The Martha Mine is located in remote southern Argentina. The property is accessed by driving west-northwest from the coastal town of Puerto San Julian, which is approximately 1,300 miles south of Buenos Aires. From Puerto San Julian the mine is reached by driving 95 miles on public highways (the last 25 of which are unpaved roads) and then five miles on a local road, which is also unpaved.
In April 2002, Yamana Resources sold its interest in the Martha mine and other exploration properties in the western part of the Province to Coeur d’Alene. Coeur began mining and trucking ore to another of its properties in Chile for processing. As of December 31, 2004, Coeur d’Alene informed us that, at a $6.00 per ounce silver price, estimated proven and probable reserves associated with the Martha mine royalty includes approximately 57,000 tons of ore, at an average grade of 68.6 ounces per ton, containing approximately 3.9 million ounces of silver. In addition, Coeur d’Alene has reported an additional 74,000 tons of mineralized material, at an average grade of 52.8 ounces of silver per ton.
Coeur d’Alene recently announced that as of June 30, 2005, it updated its ore reserve estimates for the Martha mine, based on a silver price of $6.50 per ounce, and proven and probable ore reserves related to the Company’s royalty now includes 73,900 tons of ore, at an average grade of 61.17 ounces per ton, containing approximately 4.5 million ounces of silver.

The following table summarizes proven and probable reserves that have been reported to us by the operators for SJ Claims, the Leeville Project, Troy mine, Bald Mountain and Martha mine royalty interests as of December 31, 2004:
SJ Claims, Leeville Project, Troy Mine, Bald Mountain and Martha Mine Royalty Interests
Proven and Probable Ore Reserves Subject to Our Royalties
As of December 31, 2004

					Contained
			Tons	Average Grade	Ounces
Royalty	Operator	Category	(millions)	(ounces per ton)	(millions)
SJ Claims(4)	Barrick	Reserve(1)	68.5	0.141	9.679
Leeville Project
Leeville North(5)	Newmont	Reserve(1)	5.3	0.479	2.560
Leeville South(5)	Newmont	Reserve(1)	0.3	0.411	0.115
Troy Mine (silver)(6)	Revett	Reserve(2)	7.8	1.575	12.276
Troy Mine (copper) (6)	Revett	Reserve(3)	7.8	0.65 percent	102 pounds
Bald Mountain(7)	Placer Dome	Reserve(1)	6.3	0.070	0.440
Martha Mine (silver)(8)(9)	Coeur d’Alene	Reserve(2)	0.057	68.6	3.930

(1)	Gold reserves were calculated by the various operators at $350 per ounce, except Barrick who calculated reserves at $375 per ounce.

(2)	Silver reserves were calculated by the operator at $5.42 per ounce for Troy and $6.00 per ounce for Martha mine.

(3)	Copper prices were calculated by the operator at $0.985 per pound.

(4)	We own a 0.9% NSR royalty on the SJ Claims.

(5)	We own a 1.8% carried working interest on a majority of the Leeville Project.

(6)	We own a 7.0% GSR royalty in the Troy mine, subject to certain production thresholds.

(7)	We own a 1.75 to 3.5% sliding-scale NSR royalty on a portion of the Bald Mountain mine.

(8)	We own a 2% NSR royalty on the Martha mine.

(9)	See page 13 for updated reserve information as of June 30, 2005.

The following table summarizes additional mineralization that has been reported to us by the operators for SJ Claims, the Leeville Project, Troy mine, Bald Mountain and Martha mine royalty interests as of December 31, 2004:
SJ Claims, Leeville Project, Troy Mine, Bald Mountain and Martha Mine Royalty Interests
Additional Mineralization Subject to Our Royalties1
As of December 31, 2004

			Tons	Average Grade
Royalty	Operator	Category	(millions)	(ounces per ton)
SJ Claims(2)	Barrick	Mineralized Material	N/A	N/A
Leeville Project
Leeville North(3)	Newmont	Mineralized Material	1.4	0.458
Leeville South(3)	Newmont	Mineralized Material	0.017	0.310
Troy Mine (silver) (4)	Revett	Mineralized Material	46.8	1.537
Troy Mine (copper) (4)	Revett	Mineralized Material	46.8	0.75 percent
Bald Mountain(5)	Placer Dome	Mineralized Material	9.0	0.034
Martha Mine (silver)(6)	Coeur d’Alene	Mineralized Material	0.074	52.8

(1)	For a definition of additional mineralization, see footnote 1 on page 9.

(2)	We own a 0.9% NSR royalty on the SJ Claims.

(3)	We own a 1.8% carried working interest on a majority of the Leeville Project.

(4)	We own a 7.0% GSR royalty and a 6.1% Perpetual royalty in the Troy mine, subject to certain production thresholds.

(5)	We own a 1.75 to 3.5% sliding-scale NSR royalty on a portion of the Bald Mountain mine.

(6)	We own a 2% NSR royalty on the Martha Mine.

Historical Production
The following table discloses historical production for the properties that are subject to our royalty interests, as reported by the operators of the mines for the past three fiscal years:
Historical Production in Ounces (Pounds for Copper) by Property
For the Fiscal Years Ended June 30,

	2005	2004	2003
Pipeline Mining Complex	973,602	973,220	1,061,071
Bald Mountain	28,037	33,894	113,420
SJ Claims	531,342	401,913	241,131
Leeville Project
Leeville North(1)	N/A	N/A	N/A
Leeville South	93,180	105,505	65,103
Troy Mine (silver) (2)	522,145	N/A	N/A
Troy Mine (copper) (2)	4,584,574	N/A	N/A
Martha Mine (silver)(3)	N/A	N/A	N/A

(1)	Production at Leeville North is expected to begin in the fourth calendar quarter of 2005.

(2)	Troy mine began production in calendar 2005.

(3)	We do not have historical production data for the Martha mine.

Royalties on Exploration Stage Properties
The following are descriptions of our interests in royalties on exploration stage properties. There are no proven and probable reserves associated with these properties at this time.
Mule Canyon
We own a 5.0% NSR royalty on a portion of the Mule Canyon property located in Lander County, Nevada. This property is controlled by Newmont Mining Corporation.
Buckhorn South Project
The Buckhorn South project is approximately 5,000 acres and is located in Eureka County, Nevada, approximately 50 miles southwest of Elko, Nevada, and approximately two miles south of Buckhorn mine. The property consists of 265 unpatented mining claims. Year-round access to Buckhorn South is available via paved, and improved but unpaved county roads. Of the 265 claims that comprise Buckhorn South, we leased 131 claims and staked the balance of the project area. The leased claims are burdened by cumulative third party royalties equal to a 4% NSR royalty; the remaining claims are subject to another third party 1% NSR royalty.
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
During the fourth quarter of fiscal 2005, we agreed to purchase an additional 2.5% NPI royalty interest on the Buckhorn South property for 3,000 shares of our common stock, valued at approximately $70,000, including acquisition costs. The purchase of the additional interest resulted in the Company holding a 16.5% NPI in the Buckhorn South property.
Long Valley
We own a 1.0% NSR royalty on the Long Valley gold project in eastern California. The project is controlled and under evaluation by Vista Gold Corporation.
RG Russia
On June 20, 2003, through a newly formed wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, who holds an exploration license granted by the Russian government. As part of the exploration agreement with the subsidiary of Phelps Dodge Exploration Corporation, we were required to provide exploration funding totaling $1.3 million over a period not to exceed 24 months from the date of the agreement to vest in this royalty interest. On May 3, 2005, the subsidiary of Phelps Dodge Exploration Corporation entered into an agreement with Fortress Minerals Corporation (“Fortress”), whereby Fortress acquired a 51% indirect interest in the Svetloye project, with an option to earn an additional 29% indirect interest by completion of certain work requirements. Our 1% NSR royalty remains in effect as to 100% of the project. If exploration is successful and a license to mine is secured, we will receive a 1% NSR royalty.
As of June 30, 2005, we have funded our entire $1.3 million commitment. We have expensed the funding amount as a component of Exploration and Business Development in the accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Argentine Royalties
Yamana Gold, Inc. (formerly Yamana Resources) controls properties located in the eastern part of the Santa Cruz Province, Argentina, which are not in production. We own a 2% NSR royalty on these properties, which remain under the control of Yamana Gold, and have been largely inactive for our fiscal year 2005.
Simon Creek
We own a 1.0% NSR royalty on the Simon Creek property, which was acquired in the High Desert acquisition, as discussed further in Part II, Item 8, footnote 11 to the Notes to Consolidated Financial Statements. The Simon Creek property is located in Eureka County, Nevada, and is operated by Barrick.
Horse Mountain
We acquired a 0.25% in the Horse Mountain property as a result of the High Desert acquisition. The Horse Mountain property is located in Lander County, Nevada, and is operated by Placer Dome.
Ferris/Cooks Creek
As a result of the High Desert acquisition, we also obtained a 1.50% net value royalty interest on net revenues derived from the Ferris/Cooks Creek property, located in Lander County, Nevada, and is operated by Placer Dome.
Rye
We own a 0.5% NSR royalty on the Rye property, which was acquired in the High Desert acquisition. The Rye property is located in Pershing County, Nevada, and is operated by Barrick.
BSC
We own a 2.5% NSR royalty on the BSC property, which was acquired in the High Desert acquisition. The BSC property is located in Elko County, Nevada, and operated by Nevada Pacific Gold.

Copper Basin
We own a 0.75% NSR royalty on a 60% non-vested interest in the Copper Basin project, located in Lander County, Nevada.
ICBM
We own a 0.75% NSR royalty on a vested 67% interest (approximate) on the ICBM project, located in Lander County and Humboldt County, Nevada.
Long Peak
We own a 0.75% NSR royalty on the Long Peak project, located in Lander County, Nevada.
Dixie Flats
We own a 0.75% NSR royalty on the Dixie Flats project, located in Elko County, Nevada.
Exploration Properties
Sparrow Hawk Claims
On July 27, 2004, we acquired 31 unpatented mining claims from Quicksilver Phenomenon, LLC on lands located southeast of the Cortez Joint Venture area, Eureka County, Nevada. There are no reserves or resources identified on this project as of June 30, 2005.
Hoosac Project
Through the acquisition of High Desert Mineral Resources, we continue to hold a direct ownership in 16 unpatented claims, and an indirect interest in 192 unpatented claims through leases in the Hoosac project.
Dixie Flats Project
Through the acquisition of High Desert Mineral Resources, we continue to hold 1,280 acres of patented land through an exploration agreement at the Dixie Flats project.
Bulgarian Exploration
We own a 50% interest in Greek American Exploration Ltd., a Bulgarian private limited company that has an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration on a license in Bulgaria.
Greek American Exploration joined with Phelps Dodge Exploration Corporation to form a Bulgarian company named Sofia Minerals Ltd. Sofia Minerals is held equally by Greek American Exploration and

Phelps Dodge Exploration. There was no exploration activity during fiscal year 2005 and Sofia Minerals does not currently hold any concession agreements with the Bulgarian Committee of Geology and Mineral Resources. There were no expenses incurred in fiscal year 2005. We are currently in discussions with the other owners of the companies to determine appropriate actions to dissolve the Bulgarian companies.
Our Operational Information
Sales Contracts
We receive our royalties in cash, with the option to receive payment in-kind, except for the NVR1 royalty from the Pipeline Mining Complex, which we currently receive in gold. We sold 2,905 ounces of gold bullion in fiscal year 2005, utilizing one metal trading company during the period, at an average realized price of $417 per ounce. We sold 2,907 ounces of gold bullion in fiscal year 2004, utilizing one metal trading company during the period, at an average realized price of $383 per ounce. We maintain trading relationships with a number of metal trading companies. We held no gold in inventory as of June 30, 2005.
Company Personnel
On August 16, 2005, we had thirteen full-time employees and one part-time employee located in Denver, Colorado. Our employees are not subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.
Consulting services, relating primarily to geologic and geophysical interpretations, and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of our business, are primarily provided by independent contractors.
Regulation
Like all mining operations in the U.S., the operators of the mines that are subject to our royalties must comply with environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the National Environmental Policy Act (“NEPA”); the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”); the Clean Air Act; the Clean Water Act; the Hazardous Materials Transportation Act; and the Toxic Substances Control Act. Mines located on public lands are subject to comprehensive regulation by either the U.S. Bureau of Land Management (an agency of the U.S. Department of the Interior) or the U.S. Forest Service (an agency of the U.S. Department of Agriculture). The mines also are subject to regulations of the U.S. Environmental Protection Agency (“EPA”), the U.S. Mine Safety and Health Administration and similar state and local agencies. Although we are not responsible as a royalty owner for ensuring compliance with these regulations, failure by the operators of the mines on which we have royalties to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators which could reduce production from the mines and thereby reduce the royalties we receive and negatively affect our financial condition.

Proposed Legislation Affecting the Mining Industry
Over the last decade, the United States Congress considered a number of proposed amendments to the General Mining Law, which governs mining claims and related activities on federal lands. In 1992, a holding fee of US$100 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium, on processing of new patent applications was approved. In addition, a variety of proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposal ranges from a two percent royalty on “net profits” from mining claims to an eight percent royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. The majority of our royalties are on public lands. If enacted, the proposed legislation could adversely affect the economics of development of operating mines on federal unpatented mining claims. The GSR1 royalty relating to the Pipeline Mining Complex, operated by the Cortez Joint Venture, is the only royalty owned by us that authorizes the deduction of costs of mining law reform on our royalty payment. The “costs of mining law reform” is defined as any royalty assessment, production tax or other levy imposed on and measured by production, to the extent that any such charge is imposed in the future by the United States in connection with the reform of the General Mining Law. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation.
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
In fiscal year 2005, 85% of our revenues were derived from royalties from the Pipeline Mining Complex. We expect that revenue from our royalties on the Pipeline Mining Complex will continue to account for a large percentage of our revenues in the near future. Our success is, therefore, dependent on the extent to which the Pipeline Mining Complex continues to be successful, and on the extent to which we are able to acquire or create other royalty interests.
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
The profitability of precious metals mining operations (and thus the value of our royalty interests and exploration properties) is directly related to the market price of precious metals. The market price of various precious metals fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by gold producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of precious metals should drop, our royalty revenues would also drop. Our sliding-scale GSR1 royalty amplifies this. When the gold price falls below the steps in the sliding-scale GSR1 royalty, we receive a lower royalty rate on production. In addition, if the gold price drops dramatically, we might not be able to recover our investment in royalty interests or properties. The selection of a royalty investment or of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of royalty interests.
The volatility in the gold price is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold, based on the London PM fix.
Gold Price Per Ounce ($)

Year	High	Low
1997	$367	$283
1998	313	273
1999	326	253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
January 1-August 17, 2005	447	411

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
Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant estimates which can change.
There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control or that of the operators of mineral properties in which we have a royalty interest. Reserve estimates on our royalty interests are prepared by the operators of the mining properties, and we do not participate in the preparation of such reports. The estimation of reserves and of other mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may cause revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about prices are subject to great uncertainty and the gold price has fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.
We may be unable to acquire additional royalty interests.
Our future success depends upon our ability to acquire royalty interests to replace depleting reserves and to diversify our royalty portfolio. We anticipate that most of our revenues will be derived from royalty interests that we acquire or finance, rather than through exploration and development of properties. In addition, we face competition in the acquisition of royalty interests. If we are unable to successfully acquire additional royalties, the reserves on properties currently covered by our royalties will decline as reserves are mined.
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
Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and generally are becoming more restrictive and costly. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, it could reduce our royalty revenues. To the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and results of operations.
In September 2002, we settled a claim by the EPA against Royal Gold, along with 92 other potentially responsible parties, known as PRPs. The EPA’s allegation was based on the disposal of allegedly hazardous petroleum exploration wastes at the Casmalia Resources Hazardous Waste Site by our predecessor, Royal Resources, Inc., during 1983 and 1984. Although we do not currently expect to incur additional costs in connection with this claim, the State of California has notified us and the other parties who participated in the settlement that it will seek to recover response costs. We do not know and cannot predict the amount of the estimated costs the State would seek to recover but, if we are compelled to pay a large sum, it could materially adversely affect our operations. If the State agrees to a volumetric allocation among the parties, our portion of the liability would be 0.438% of any settlement amount. Please see Part I, Item 3. “Legal Proceedings – Casmalia Resources Hazardous Waste Disposal Site,” of this Annual Report on Form 10-K.
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
Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries, like Bulgaria, do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. We currently have interests in projects in Argentina and Russia. We also pursue precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.
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
The Company is subject to risks relating to an uncertain or unpredictable political and economic environment in Argentina. In the short term, significant macroeconomic instability in the region is expected to negatively impact the business environment and may lead to longer term changes in the national approaches taken to ownership by foreign companies of natural resources. Argentina has experienced political instability, currency value fluctuations and changes in banking regulations in recent years. Continued or new instability, fluctuations or regulation changes could adversely affect our revenues from Argentina, including revenues from the Martha mine.
Our stock price may continue to be volatile and could decline.
The market price of our common stock has fluctuated and may decline in the future. The high and low closing sale prices of our common stock were $28.42 and $10.04 in fiscal year 2003, $24.64 and $11.34 in fiscal year 2004 and $20.31 and $13.04 in fiscal year 2005. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:
–	market price of gold;

–	interest rates;

–	expectations regarding inflation;

–	ability of operators to produce precious metals and develop new reserves;

–	currency values;

–	general stock market conditions; and

–	global and regional political and economic conditions, as well as many other factors.
We may change our dividend policy.
We have declared a cash dividend on our common stock for each fiscal year beginning in fiscal year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors, including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations. If our board of directors declines to declare dividends in the future, or reduces the current dividend level, our stock price could fall, and the success of an investment in our common stock would depend solely upon any future stock price appreciation in value.
Certain anti-takeover provisions could delay or prevent a third party from acquiring us.
Provisions in our Certificate of Incorporation may make it more difficult for third parties to acquire control of Royal Gold or to remove management. Some of these provisions are:
–	The board of directors is permitted to issue preferred stock that has rights senior to the common stock without shareholder approval; and

–	There are three classes of directors serving staggered, three-year terms.

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

ITEM 3. LEGAL PROCEEDINGS
Casmalia Resources Hazardous Waste Disposal Site
On March 24, 2000, the EPA notified Royal Gold and 92 other entities that they were considered potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“Superfund”), at the Casmalia Resources Hazardous Waste Disposal Site (the “Site”) in Santa Barbara County, California. EPA’s allegation that Royal Gold was a PRP was based on the disposal of allegedly hazardous petroleum exploration wastes at the Site by Royal Gold’s predecessor, Royal Resources, Inc., during 1983 and 1984.
After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States of America intending to settle their liability for the United States of America’s past and future clean-up costs incurred at the Site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, our share of the $25.3 million settlement amount was $107,858, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States of America on May 9, 2003. The United States of America may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States of America’s total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million. We believe this to be a remote possibility; therefore, we consider our potential liability to the United States of America to be resolved.
The Partial Consent Decree does not resolve Royal Gold’s potential liability to the State of California (the “State”) for its response costs or for natural resource damages arising from the Site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified Royal Gold and the rest of the PRP group that participated in the settlement with the United States of America that the State would be seeking response costs totaling approximately $12.5 million from them. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, we will be liable for 0.438% of any settlement amount. However, we expect that our share of liability will be completely covered by a $15 million, zero-deductible insurance policy that the PRP group purchased specifically to protect itself from claims such as that brought by the State.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended June 30, 2005. Annual meeting results will be described in Part II, Item 4 of our report that will be filed on Form 10-Q, for the quarter ending December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Current Stockholders
Our common stock is traded on the Nasdaq National Stock Market (“Nasdaq”) under the symbol “RGLD” and on the Toronto Stock Exchange under the symbol “RGL.” The following table shows the high and low sales prices, in U.S. dollars, for the common stock on Nasdaq, for each quarter since July 1, 2003.

		Sales Prices
Fiscal Year:		High	Low
2004	First Quarter (July, Aug., Sept. – 2003)	$25.34	$18.08
	Second Quarter (Oct., Nov., Dec. – 2003)	$23.45	$17.55
	Third Quarter (Jan., Feb., March – 2004)	$21.73	$16.00
	Fourth Quarter (April, May, June – 2004)	$18.30	$11.07

2005	First Quarter (July, Aug., Sept. – 2004)	$17.11	$12.30
	Second Quarter (Oct., Nov., Dec. – 2004)	$19.03	$14.95
	Third Quarter (Jan., Feb., March – 2005)	$19.95	$15.35
	Fourth Quarter (April, May, June – 2005)	$20.50	$15.99
As of August 17, 2005, there were approximately 800 shareholders of record of our common stock.
Dividends
For calendar year 2005, we declared an annual dividend of $0.20 per share of common stock, in four quarterly payments of $0.05 each. We paid the first payment of $0.05 per share on January 21, 2005, to shareholders of record at the close of business on January 7, 2005. We paid the second payment of $0.05 per share on April 22, 2005, to shareholders of record at the close of business on April 8, 2005. We paid the third payment of $0.05 on July 22, 2005 to shareholders of record at the close of business on July 8, 2005. We anticipate paying the fourth payment of $0.05 on October 21, 2005, to shareholders of record at the close of business on October 7, 2005.
For calendar 2004, we declared an annual dividend of $0.15 per share of common stock, in four quarterly payments of $0.0375 each. We paid the first payment of $0.0375 per share on January 16, 2004, to shareholders of record at the close of business on January 2, 2004. We paid the second payment of $0.0375 per share on April 16, 2004, to shareholders of record at the close of business on April 2, 2004. We paid the third payment of $0.0375 on July 16, 2004 to shareholders of record at the close of business on July 2, 2004. We paid the fourth payment of $0.0375 on October 15, 2004, to shareholders of record at the close of business on October 1, 2004. For fiscal year 2003, we declared an annual dividend of $0.10 per share of common stock, in two semi-annual payments of $0.05 each. We paid the first payment of $0.05 per share on January 17, 2003, to shareholders of record at the close of business on January 3, 2003. We paid the second payment of $0.05 per share on July 18, 2003, to shareholders of record at the close of business on July 3, 2003.
We currently plan to sustain a dividend on a calendar year basis, subject to the discretion of the board of directors. However, our board of directors may determine not to declare a dividend based on a number of factors including the gold price, economic and market conditions, and the financial needs of opportunities that might arise in the future.
Sales of Unregistered Securities
We did not make any unregistered sales of our securities during the fiscal year ended June 30, 2005.
ITEM 6. SELECTED FINANCIAL DATA
Selected Statements of Operations Data

	For The Years Ended June 30,
Amounts in thousands, except per share data	2005	2004	2003	2002	2001
Royalty revenue	$25,302	21,353	$15,788	$12,323	$5,963
Exploration and business development	1,859	1,392	1,233	618	774
General and administrative expense	3,541	2,923	1,966	1,875	1,716
Non-cash employee stock option compensation expense	205	—	—	1,484	—
Depreciation and depletion	3,205	3,314	2,855	2,289	1,271
Impairment of mining assets	—	—	166	—	490
Current and deferred tax expense (benefit)	4,102	3,654	1,885	(6,771)	23,231
Net income	11,454	8,872	6,752	10,699	1,138
Basic earnings per share	$0.55	0.43	$0.34	$0.60	$0.06
Diluted earnings per share	$0.54	0.42	$0.33	$0.59	$0.06
Dividends declared per share	$0.20	0.15	$0.10	$0.075	$0.05
Selected Balance Sheet Data

Amounts in thousands	2005	2004	2003	2002	2001
Total assets	$102,319	$93,522	$86,359	$29,590	$17,262
Working capital	53,330	49,460	34,296	11,990	4,431
Long-term obligations	97	103	113	121	127
Deferred tax liability	7,586	8,079	8,747	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues will continue to be derived from royalty interests. We do not conduct mining operations at this time. During the 2005 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and exploration.
Our financial results are closely tied to the price of gold. During the 2005 fiscal year, the price of gold averaged $422 per ounce compared with an average price of $389 per ounce for the 2004 fiscal year. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex (discussed below) paid out at rates ranging from 4.0% to 4.5% compared with payments calculated at rates ranging from 3.4% to 4.0% during the prior year. This increase in our realized sliding-scale royalty rate contributed to revenues of $25,302,332 during the 2005 fiscal year, compared with revenues of $21,353,071 during the 2004 fiscal year.
Our principal mineral property interests are:
–	two sliding-scale GSR royalty interests;

–	one fixed GSR royalty interest; and

–	one net value royalty interest,
all relating to a mining complex known as the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits, operated by the Cortez Joint Venture.
–	one 1.8% NSR royalty on the majority of the Leeville Project, which includes the development stage Leeville underground mine and a portion of the Leeville South (formerly known as Carlin East) mine, operated by Newmont; and

–	one 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation operated by Barrick.
Our other producing royalty interests include a 1.75% to 3.5% NSR sliding-scale royalty interest covering a portion of the Bald Mountain mine, operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% around a gold price of $500 per ounce. We also own a 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha silver mine, which is operated by Coeur d’Alene.

On October 14, 2004, we purchased two royalty interests in the Troy underground silver and copper mine, operated by Revett, located in northeastern Montana. The first royalty is a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine. As reported by Revett at the time of the transaction, total contained proven and probable reserves at the Troy mine were 13.6 million ounces of silver and 113 million pounds of copper. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first. The second royalty is a Perpetual royalty, also from the Troy mine, which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper.
Estimates received from the mine operators indicated that gold production, attributable to our royalty interests, for calendar year 2005 is expected to be approximately 860,000 ounces from the Pipeline Mining Complex, 90,000 ounces from the Leeville South mine and 51,000 from the Leeville North mine at the Leeville Project, 674,000 ounces from the SJ Claims and 40,000 ounces from the Bald Mountain mine. The Martha silver mine is expected to produce 1.7 million ounces of silver attributable to our royalty interest for the 2005 calendar year. The Troy mine is expected to produce 2.0 million ounces of silver and 17.0 million pounds of copper attributable to our royalty interest for the 2005 calendar year. During the first six months of calendar year 2005, the mine operators have reported production attributable to our royalty interests of 505,451 ounces from the Pipeline Mining Complex, 36,630 ounces from the Leeville South mine, 241,244 ounces from the SJ Claims and 14,281 ounces from the Bald Mountain mine. Revett reported that the Troy mine produced 522,145 ounces of silver and 4.6 million pounds of copper during the first six months of calendar year 2005.
Critical Accounting Policies
The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period.
Our most critical accounting estimates relate to our assumptions regarding future gold prices and the estimates of reserves and recoveries of mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we charge depreciation and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. The reserves reported by Placer Dome and Newmont as of December 31, 2004, were based on a gold price of $350 per ounce. The reserves reported by Barrick as of December 31, 2004, were based on a gold price of $375.
We based our deferred tax asset valuation on a $350 per ounce gold price, as of June 30, 2005. If the long-term gold price is substantially lower, these estimates would need to change and could result in material adverse write-offs of assets and the need to establish a valuation allowance against the deferred tax asset.

Liquidity and Capital Resources
At June 30, 2005, we had current assets of $56,228,313 compared to current liabilities of $2,898,228 for a current ratio of 19 to 1. This compares to current assets of $51,901,175 and current liabilities of $2,441,434 at June 30, 2004, resulting in a current ratio of 21 to 1. The decrease in our current ratio between periods resulted primarily from an increase in our federal income tax payable, which was due to an increase in our fiscal year 2005 royalty revenue, and an increase in our dividends payable. We continue to have no long-term debt.
During fiscal year 2005, liquidity needs were met from $25,302,332 in royalty revenues, our available cash resources, proceeds from issuance of stock of approximately $973,000, and interest and other income of $834,136.
We have a $10 million line of credit from HSBC Bank USA that may be used to acquire producing royalties. Any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. During our second fiscal quarter of 2005, we extended the maturity date of our line of credit through June 30, 2006. As of June 30, 2005, no funds have been drawn under the line of credit.
We currently anticipate that current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expenses, exploration and business development costs, and capital expenditures for fiscal year 2005 and beyond. Our current financial resources are available for royalty acquisitions and to fund dividends. In the event of a substantial acquisition, we could seek additional debt or equity financing. We may also seek additional funding from time to time as management deems appropriate.
Our contractual obligations as of June 30, 2005 are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$546,702	$115,713	$367,263	$63,726	$–
Long-term retirement obligation	96,634	26,400	52,800	17,434	–

Total	$643,336	$142,113	$420,063	$81,160	$–

For information on our contractual obligations, see Note 7 to the Consolidated Financial Statements under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.

Results of Operations
Fiscal Year Ended June 30, 2005, Compared with Fiscal Year Ended June 30, 2004
For the fiscal year ended June 30, 2005, we recorded net income of $11,453,715, or $0.55 per basic share and $0.54 per diluted share, as compared to net income of $8,871,679, or $0.43 per basic share and $0.42 per diluted share, for the fiscal year ended June 30, 2004.
For fiscal year 2005, we received total royalty revenues of $25,302,332, at an average gold price of $422 per ounce. Royalty revenues included $21,392,636 from the Pipeline Mining Complex, $2,026,052 from the SJ Claims, $763,012 from Leeville South (formerly Carlin East mine), $749,362 from the Troy mine, $208,103 from Bald Mountain, and $163,167 from the Martha mine. These revenues were attributed to our share of gold production of 973,602 ounces from the Pipeline Mining Complex, 531,342 ounces from the SJ Claims, 93,180 ounces from Leeville South, and 28,037 ounces from Bald Mountain, as well as 522,145 ounces of silver and 4.6 million pounds of copper from the Troy mine. Martha mine does not provide production data. For the fiscal year ended June 30, 2004, we received total royalty revenues of $21,353,071, at an average gold price of $389 per ounce, of which $18,737,676 was attributed to our royalties from the Pipeline Mining Complex. This increase in royalty revenue compared with fiscal year 2004 resulted from a higher sliding-scale royalty rate from the Pipeline Mining Complex due to a higher gold price in fiscal year 2005, and the addition of revenues from the acquired Troy mine royalties.
Cost of operations increased to $1,830,504 for the fiscal year ended June 30, 2005, compared to $1,512,867 for the fiscal year ended June 30, 2004, primarily related to an increase in Nevada net proceeds tax expenditures of approximately $161,000, which is associated with increased royalty revenues. Nevada net proceeds of mines taxes are paid on all royalties received which are attributed to production in Nevada, at a rate of 5% of gross cash receipts. The increase is also due to an increase in consulting fees, which were related to the Crossroads project at the Cortez Joint Venture.
General and administrative expenses increased to $3,540,581 for the fiscal year ended June 30, 2005, compared to $2,923,289 for the fiscal year ended June 30, 2004, primarily due to increased accounting and consulting fees of approximately $341,000. The increased accounting and consulting fees were the result of Sarbanes-Oxley compliance work. Increases in employee related costs of approximately $124,000 along with an increase in costs for investor relations of approximately $99,000 also contributed to the increase in general and administrative expenses.
Exploration and business development expenses increased to $1,858,920 for the fiscal year ended June 30, 2005, compared to $1,391,944 for the fiscal year ended June 30, 2004, primarily due to an increase in employee related costs allocated to business development of approximately $778,000, due to increased business development activities throughout the year. This increase was offset partially by a decrease in consulting services for business development activities of approximately $353,000.
Depreciation and depletion decreased to $3,204,984 for the fiscal year ended June 30, 2005, compared to $3,313,953 for the fiscal year ended June 30, 2004, primarily due to decreases in depletion rates for our GSR3, NVR1, Bald Mountain, SJ Claims, and Leeville South interests in the current fiscal year, which were due to increases in proven and probable reserves attributable to our royalty interests. These decreases were partially offset by increased production at the Pipeline Mining Complex along with additional depletion for the newly acquired GSR royalty at the Troy mine.
As discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements, we recorded non-cash employee stock compensation expense of $205,301 for the fiscal year ended 2005, compared to

$0 for the fiscal year ended June 30, 2004. The non-cash compensation expense recorded during the period represents amortization, based on the employees’ service period, of the fair value of the Restricted Stock (as discussed in Note 8 of the accompanying Notes to Consolidated Financial Statements) issued pursuant to the 2004 Omnibus Long-Term Incentive Plan at the issuance or measurement date.
Interest and other income increased to $834,136 for the fiscal year ended June 30, 2005, compared to $442,181 for the fiscal year ended June 30, 2004, primarily due to higher interest rates and an increase in funds available for investing over the prior year.
For the fiscal year ended June 30, 2005, we recognized current and deferred tax expense totaling $4,102,462 compared with $3,654,358 for the fiscal year ended June 30, 2004. This resulted in an effective tax rate of 26.4% in the current period, compared with 29.2% in the prior period. The decrease in the effective tax rate resulted from an increase in allowable percentage depletion deductions associated with higher revenue from our GSR1 royalty during the period, and the release of the valuation allowance associated with the sale of available for sale securities of approximately $320,000 during the period.
Fiscal Year Ended June 30, 2004, Compared with Fiscal Year Ended June 30, 2003
For the fiscal year ended June 30, 2004, we recorded net income of $8,871,679, or $0.43 per basic share, as compared to net income of $6,752,346, or $0.34 per basic share, for the fiscal year ended June 30, 2003.
For fiscal year 2004, we received total royalty revenues of $21,353,071, at an average gold price of $389 per ounce. Royalty revenues included $18,737,676 from the Pipeline Mining Complex, $1,398,629 from the SJ Claims, $729,717 from the Leeville South, $230,713 from Bald Mountain, and $256,336 from the Martha mine. These revenues were attributed to our share of gold production of 973,220 ounces from the Pipeline Mining Complex, 401,913 ounces from the SJ Claims, 105,505 ounces from the Leeville South (formerly the Carlin East mine), and 33,894 ounces from Bald Mountain. Martha mine does not provide production data. For the fiscal year ended June 30, 2003, we received total royalty revenues of $15,788,212, at an average gold price of $334 per ounce, of which $13,953,232 was attributed to our royalties from the Pipeline Mining Complex. This increase in royalty revenue compared with fiscal 2003 resulted from a higher sliding-scale royalty rate from the Pipeline Mining Complex due to a higher gold price in fiscal year 2004, and the addition of revenues from the acquired SJ Claims and the Leeville South royalties. The royalties from the SJ Claims and the Leeville Project represent revenues for approximately seven months of production in fiscal year 2003, whereas twelve months of related production was recognized in fiscal 2004.
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

Exploration and business development expenses increased to $1,391,944 for the fiscal year ended June 30, 2004, compared to $1,232,853 for the fiscal year ended June 30, 2003, primarily due to expenditures related to business development activities of approximately $131,000.
Depreciation and depletion increased to $3,313,953 for the fiscal year ended June 30, 2004, compared to $2,854,839 for the fiscal year ended June 30, 2003, primarily due to increased production from Leeville South (formerly the Carlin East mine) and SJ Claims royalty interests, resulting in increased depletion of approximately $846,000. These increases were partially off-set by decreases in depletion rates for our GSR3, NVR1 and Bald Mountain interests in the current fiscal year.
Interest and other income increased to $442,181 for the fiscal year ended June 30, 2004, compared to $383,957 for the fiscal year ended June 30, 2003, primarily due to an increase in investable funds, partially offset by lower interest rates.
Deferred tax expense increased to $2,772,115 for the fiscal year ended June 30, 2004, compared to $1,708,053 for the fiscal year ended June 30, 2003. Approximately $690,000 of the increase was attributable to the tax effect of increased income before income taxes of $12,526,037 during fiscal 2004 compared with $8,637,078 during fiscal 2003. These increases were offset by an increase in excess depletion of $291,000 during the fiscal year.
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected gold and silver production, reserves and mineralization received from the operators of our royalty properties, as well as settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others, changes in precious metals prices, decisions and activities of the operators of our royalty properties, unanticipated grade, geological, metallurgical, processing or other problems at these properties, changes in project parameters as plans of the operators are refined, economic and market conditions, future financial needs, federal or state legislation governing us or the operators, the availability of acquisitions, and the ultimate additional liability, if any, to the State of California in connection with the Casmalia matter, as well as other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The market price of various precious metals varies widely and is affected by numerous factors beyond our control. Please see “Risk Factors – Decreases in prices of precious metals would reduce our royalty revenues,” under Part I, Item 1. & 2. “Business and Properties” of this Annual Report on Form 10-K for more information on factors that can affect gold prices.
The royalties we receive can fluctuate significantly with changes in the market price of precious metals. This could happen because our royalty rates are tied to the price of gold or because the operators of our royalty properties may curtail or cease mining operations if the gold price falls significantly. During the fiscal year ended June 30, 2005, we reported royalty revenues of $25,302,332, with an average gold price for the period of $422 per ounce. The GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of our revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. For the fiscal year, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), we would have recorded an increase in revenues of approximately $2.2 million or a decrease in revenues of approximately $2.1 million. Due to the set price steps in the GSR1 royalty, it is not possible to extrapolate these effects on a linear basis.
We receive royalties from the NVR1 royalty on the Pipeline Mining Complex in gold, and the value of this royalty therefore depends on the price of gold. We sold 2,905 ounces of gold bullion in fiscal year 2005, at an average realized price of $417 per ounce, and 2,907 ounces of gold bullion in fiscal year 2004, at an average realized price of $383 per ounce.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that, as of June 30, 2005, our internal control over financial reporting is effective.
PricewaterhouseCoopers, LLP, the registered public accounting firm that audited the financial statements included in this annual report, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Royal Gold, Inc:
We have completed an integrated audit of Royal Gold, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Royal Gold, Inc. at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Denver, Colorado
August 19, 2005

ROYAL GOLD, INC.
Consolidated Balance Sheets
As of June 30,

	2005	2004
Current assets:
Cash and equivalents	$48,840,371	$44,800,901
Royalty receivables	6,601,329	5,221,307
Deferred tax assets	452,730	1,671,305
Prepaid expenses and other	333,883	207,662

Total current assets	56,228,313	51,901,175

Royalty interests in mineral properties, net (note 4)	44,817,242	40,325,611
Available for sale securities (notes 2 and 3)	554,812	420,231
Deferred tax assets	160,417	306,565
Other assets	557,771	568,228

Total assets	$102,318,555	$93,521,810

Current liabilities:
Accounts payable	$1,140,509	$1,232,539
Federal income taxes payable	253,496	—
Dividend payable	1,050,628	779,377
Accrued compensation	278,500	200,000
Other	175,095	229,518

Total current liabilities	2,898,228	2,441,434

Deferred tax liabilities	7,586,402	8,078,975
Other long term liabilities	96,634	103,089

Total Liabilities	10,581,264	10,623,498

Commitments and contingencies (notes 7 and 12)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; issued 21,258,576 and 21,012,583 shares, respectively	212,585	210,125
Additional paid-in capital	104,163,515	102,019,891
Accumulated other comprehensive (loss) income	(284,920)	28,097
Deferred compensation	(524,659)	—
Accumulated deficit	(10,732,358)	(18,262,929)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	91,737,291	82,898,312

Total liabilities and stockholders’ equity	$102,318,555	$93,521,810

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended June 30,

	2005	2004	2003
Royalty revenues	$25,302,332	$21,353,071	$15,788,212

Costs and expenses
Costs of operations	1,830,504	1,512,867	1,346,890
General and administrative	3,540,581	2,923,289	1,966,283
Exploration and business development	1,858,920	1,391,944	1,232,853
Impairment of royalty interests in mineral properties	—	—	165,654
Depreciation, depletion and amortization	3,204,984	3,313,953	2,854,839
Non-cash employee stock compensation expense	205,301	—	—

Total costs and expenses	10,640,290	9,142,053	7,566,519

Gain on sale of other assets	—	—	158,396

Operating income	14,662,042	12,211,018	8,380,089

Interest and other income	834,136	442,181	383,957
Gain on sale of available for sale securities	163,577	—	—
Interest and other expense	(103,578)	(127,162)	(126,968)

Income before income taxes	15,556,177	12,526,037	8,637,078

Current tax expense (note 6)	(3,047,551)	(882,243)	(176,679)
Deferred tax expense (note 6)	(1,054,911)	(2,772,115)	(1,708,053)

Net income	$11,453,715	$8,871,679	$6,752,346

Adjustments to other comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(208,328)	(36,866)	(120,018)
Realization of the change in market value on sale of available for sale securities, net of tax	(104,689)	—	—

Comprehensive income	$11,140,698	$8,834,813	$6,632,328

Basic earnings per share (note 5)	$0.55	$0.43	$0.34

Basic weighted average shares outstanding	20,875,957	20,760,452	19,795,949

Diluted earnings per share (note 5)	$0.54	$0.42	$0.33

Diluted weighted average shares outstanding	21,070,797	21,110,521	20,231,638
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005, 2004 and 2003

				Accumulated
			Additional	Other					Total
	Common Shares		Paid-In	Comprehensive	Deferred	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Shares	Amount	Equity
Balance at June 30, 2002	18,279,840	$182,798	$57,389,220	$184,981	$—	$(29,492,397)	229,224	$(1,096,872)	$27,167,730

Issuance of common stock for:
Acquisition of High Desert	1,412,229	14,122	28,116,756						28,130,878
Stock issuances	1,000,000	10,000	14,115,000						14,125,000
Exercise of options and other	191,845	1,918	991,072						992,990

Net income and comprehensive income for the year ended June 30, 2003				(120,018)		6,752,346			6,632,328

Dividends						(2,056,426)			(2,056,426)

Balance at June 30, 2003	20,883,914	$208,838	$100,612,048	$64,963	$—	$(24,796,477)	229,224	$(1,096,872)	$74,992,500

Issuance of common stock for:
exercise of options	128,669	1,287	736,890						738,177
Tax benefit of stock option exercises			670,953						670,953

Net income and comprehensive income for the year ended June 30, 2004				(36,866)		8,871,679			8,834,813

Dividends						(2,338,131)			(2,338,131)

Balance at June 30, 2004	21,012,583	$210,125	$102,019,891	$28,097	$—	$(18,262,929)	229,224	$(1,096,872)	$82,898,312

Issuance of common stock for:
Acquisition of royalty interest in mineral property	3,000	30	55,140						55,170
Exercise of options	200,993	2,010	971,002						973,012
Tax benefit of stock option exercises			387,942						387,942
Issuance of restricted stock	42,000	420	729,540		(729,960)				—
Recognition of compensation expense for restricted stock issuance					205,301				205,301
Net income and comprehensive income for the year ended June 30, 2005				(313,017)		11,453,715			11,140,698
Dividends						(3,923,144)			(3,923,144)

Balance at June 30, 2005	21,258,576	$212,585	$104,163,515	$(284,920)	$(524,659)	$(10,732,358)	229,224	$(1,096,872)	$91,737,291

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2005	2004	2003
Cash flows from operating activities
Net income	$11,453,715	$8,871,679	$6,752,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,204,984	3,313,953	2,854,839
Gain on available for sale securities	(163,577)	(22,778)	—
Deferred tax expense	1,054,911	2,772,115	1,708,053
Impairment of mining assets	—	—	165,654
Non-cash employee stock compensation expense	205,301	—	—
Tax benefit of stock option exercises	387,942	670,953	—
Gain on sale of other assets	—	—	(158,396)
Put option mark to market	—	—	213,990
Other	—	26,623	6,356
Changes in assets and liabilities:
Royalty receivables	(1,380,022)	(2,095,870)	95,390
Prepaid expenses and other assets	(65,889)	(112,955)	(8,528)
Accounts payable	(141,502)	(95,135)	297,090
Federal income taxes payable	253,496	—	—
Accrued liabilities and other current liabilities	17,388	82,863	(235,669)
Other long term liabilities	(6,455)	(10,400)	(7,036)

Net cash provided by operating activities	$14,820,292	$13,401,048	$11,684,089

Cash flows from investing activities
Capital expenditures for property and equipment	$(126,954)	$(271,020)	(24,067)
Acquisition of royalty interests in mineral properties	(7,514,947)	—	(2,296,179)
Purchase of available for sale securities	(1,000,000)
Proceeds from sale of available for sale securities	539,960	38,642	—
Proceeds from sale of other assets	—	—	277,283

Net cash used in investing activities	$(8,101,941)	$(232,378)	$(2,042,963)

Cash flows from financing activities
Dividends paid	$(3,651,893)	$(2,591,489)	$(2,377,713)
Proceeds from issuance of common stock	973,012	738,177	15,117,990

Net cash (used in) provided by financing activities	$(2,678,881)	$(1,853,312)	$12,740,277

Net increase in cash and equivalents	4,039,470	11,315,358	22,381,403

Cash and equivalents at beginning of year	44,800,901	33,485,543	11,104,140

Cash and equivalents at end of year	$48,840,371	$44,800,901	$33,485,543

Supplemental cash flow information:
Cash paid during the period for:
Interest	—	—	—
Income taxes	$2,330,000	$453,000	$—
Non-cash financing activities:
Deferred compensation (equity offset)	$729,960	$—	$—
Declared dividends	$3,923,144	$2,338,131	$2,056,426
Acquisition of royalty interest in mineral property	$55,170	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Operations
Royal Gold, Inc. was incorporated under the laws of the State of Delaware on January 5, 1981, and is engaged in the acquisition and management of precious metals royalty interests. Royalty revenue is currently generated from mining operations in the United States and Argentina. We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the 2005 fiscal year, we focused on the creation of royalty interests through financing, exploration and also the acquisition of royalty interests.
Summary of Significant Accounting Policies
Use of Estimates:
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.
Basis of Consolidation:
The consolidated financial statements include the accounts of Royal Gold, Inc. and its wholly-owned subsidiaries. Intercompany transactions and account balances have been eliminated in consolidation.
Cash and Cash Equivalents:
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2005, cash and cash equivalents were primarily held in uninsured interest bearing cash and money market accounts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s policy for determining whether declines in fair value of available-for-sale investments are other than temporary includes a quarterly analysis of the investments and a review by management of all investments that are impaired. If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.
Royalty Interests in Mineral Properties:
Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under FASB Statement No. 140 or a derivative instrument under FASB Statement No. 133. As of June 30, 2005, all of our royalty interests are classified as tangible assets.
Acquisition costs of production and development stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the mineral properties remaining life, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future. Exploration costs are charged to operations when incurred.
Asset Impairment:
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, and whenever new information regarding the mineral properties is obtained from the operator that could affect the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.
Our estimate of gold prices, operator’s estimates of proven and probable reserves related to our royalty properties, and operator’s estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests. The company believes that no impairment of its long-lived assets occurred during the 2005 fiscal year or existed at June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Office Furniture, Equipment and Improvements:
We record the acquisition cost of office furniture and equipment and leasehold improvements, less accumulated depreciation and amortization, as a component of other assets in our consolidated balance sheets. We depreciate our office furniture and equipment over estimated useful lives ranging from two to seven years using the straight-line method. Leasehold improvements are amortized over the term of the lease using the straight-line method. The cost of normal maintenance and repairs is expensed as incurred. Significant expenditures, which increase the life of the asset, are capitalized and depreciated over the estimated remaining useful life of the asset. Upon retirement or disposition of office furniture, equipment, or improvements, related gains or losses are recorded in operations.
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
Income Taxes:
The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be realized.
Stock Options:
We measure compensation cost as prescribed by APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. No compensation cost related to the granting of stock options has been recognized in the financial statements as the exercise price of all option grants was equal to the market price of our Common Stock at the date of grant. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation. SFAS 123 defines a fair value based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and per share amounts would have been recorded:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Years Ended June 30,
	2005	2004	2003
Net income, as reported	$11,453,715	$8,871,679	$6,752,346

Add: Stock-based compensation expense for restricted stock awards included in reported net income, net of related tax effects	131,393	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(653,221)	(851,971)	(780,639)

Pro forma net income	$10,931,887	$8,019,708	$5,971,707

Earnings per share:
Basic, as reported	$0.55	$0.43	$0.34

Basic, pro forma	$0.52	$0.39	$0.30

Diluted, as reported	$0.54	$0.42	$0.33

Diluted, pro forma	$0.52	$0.38	$0.30

The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

	2005	2004	2003
Weighted average expected volatility	69.77%	74.1%	56.7%
Weighted average expected option term in years	4.5	4.8	5.5
Weighted average risk free interest rate	3.6%	3.5%	3.2%
Weighted average grant fair value	$9.23	$12.17	$10.05
Operating Segments:
We manage our business under one operating segment, consisting of royalty acquisition and management activities. All of our assets and revenues are attributable to the royalty operating segment.
Comprehensive Income:
In addition to net income, comprehensive income includes changes in equity during a period associated with cumulative unrealized changes in the fair value of marketable securities held for sale, net of tax effects.
Earnings Per Share:
Basic earnings per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the effect of all potentially dilutive stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications:
Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.
Recently Issued Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Statement 123(R) supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for us beginning with our first fiscal quarter ending September 30, 2005. We are currently evaluating the effect of Statement 123(R) on our consolidated financial statements and results of operations, including the transition method we expect to utilize and any potential changes to our compensation strategy resulting from the adoption of the revised standard. Based upon our evaluation of the effect of unvested stock options currently outstanding, and the potential effect of future share based grants that may be issued under the Omnibus Long-Term Incentive Plan, the Company expects that the adoption of SFAS 123(R) will have a material effect on the Company’s financial position and results of operations.
In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections — A replacement of APB No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its financial statements.
2. INVESTMENT IN REVETT SILVER COMPANY AND THE TROY MINE
On October 14, 2004, in a three-part transaction, the Company paid $8.5 million to Revett Silver Company (“Revett”) and its wholly-owned subsidiary, Genesis Inc. (“Genesis”), in exchange for two royalty interests in the Troy underground silver and copper mine, located in northwestern Montana, and shares in Revett.
For consideration of $7.25 million, the Company obtained the right to receive a production payment equivalent to a 7.0% gross smelter return royalty (“GSR royalty”) from all metals and products produced and sold from the Troy mine. As reported by Revett at the time of the transaction, total contained proven

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and probable reserves at the Troy mine were 13.6 million ounces of silver and 113 million pounds of copper. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of June 30, 2005, we have received payments associated with the GSR royalty totaling $749,362.
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
Under the terms of the share agreement, the Company has the right, but not the obligation, to cure any default by Revett or Genesis under their obligations pursuant to an existing mortgage payable, secured by a Promissory Note, to Kennecott Montana Company (“Kennecott”), a third party and prior Joint Venture interest owner of the Troy mine. The principal and accrued interest under the Promissory Note as of June 30, 2005, was approximately $6.7 million with a maturity date of February 2008.
We have recorded the acquisition of the GSR royalty and the Perpetual royalty interests as components of Royalty Interests in Mineral Properties on the consolidated balance sheets. The acquisition of the 1.3 million shares of Revett is recorded as an investment in available for sale securities on the Consolidated Balance Sheets. During February 2005, Revett completed an initial public offering through a newly created parent company, Revett Minerals Inc., a publicly traded Canadian company. Accordingly, its shares now have a readily determinable market value. Unrealized gains and loses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity, which are recognized in determining net income when investments are sold. We recorded an unrealized loss of $284,920 (net of tax) in this investment for the fiscal year ended June 30, 2005. According to our policy for evaluation of available for sale securities for impairment, management has determined that our investment in Revett is not impaired on an other than temporary basis at this time. During our fourth fiscal quarter, Revett experienced a permitting issue with respect to the Rock Creek project, which caused the market price of its shares to decline. Based on public statements from Revett, it is expected that the United States Fish and Wildlife Service will re-issue a Biological Opinion related to the Rock Creek project permitting issue during the last half of calendar 2005. We will re-evaluate the carrying value of our investment each reporting period as new information becomes available.
3. AVAILABLE FOR SALE SECURITIES
Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity. When investments are sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, and any unrealized gain/loss recorded in accumulated other comprehensive income are included in determining net income. We recorded a gain on sale of available for sale securities of $163,577, $22,778 and $0 during the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. ROYALTY INTERESTS IN MINERAL PROPERTIES
As of June 30, 2005:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(5,586,436)	2,518,584
NVR1	2,135,107	(1,475,264)	659,843
Bald Mountain	1,978,547	(1,785,945)	192,602
SJ Claims	20,788,444	(2,936,632)	17,851,812
Troy mine GSR royalty	7,250,000	(388,594)	6,861,406
Leeville South (formerly Carlin East)	1,775,809	(1,638,007)	137,802
Martha	172,810	(172,810)	—

	42,205,737	(13,983,688)	28,222,049

Development stage royalty interests:
Leeville North	14,240,418	—	14,240,418

Exploration stage royalty interests:
Leeville North	2,305,845	(271,187)	2,034,658
Troy mine Perpetual royalty	250,000	—	250,000
Buckhorn South	70,117	—	70,117

	2,625,962	(271,187)	2,354,775

Total royalty interests in mineral properties	$59,072,117	$(14,254,875)	$44,817,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Effective April 2004, and in accordance with FASB Emerging Issues Task Force Issue No., or EITF, 04-02, Working Group Report No.1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues, we evaluated and determined that our royalty interests are tangible assets. We based our conclusion on several factors including:
1.	Our royalty interests in mineral properties are considered real property interests;

2.	Our royalty interests in mineral properties do not meet the definition of financial assets under FASB Statement No. 140; and

3.	Our royalty interests in mineral properties do not meet the definition of derivative instruments under FASB Statement No. 133.
Accordingly, during the fourth quarter of fiscal 2005, we reclassified all of our royalty interests in mineral properties as tangible assets in our consolidated balance sheets and ceased amortizing exploration stage mineral interests prior to the commencement of production on a prospective basis. This resulted in a decrease to depreciation, depletion and amortization of approximately $68,000 during the fourth quarter of fiscal 2004.

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
SJ Claims
We own a 0.9% NSR on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by Barrick Gold Corporation (“Barrick”) at its Goldstrike property.
Leeville Project
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. Leeville North is an underground operation, currently under development by Newmont Mining Corporation (“Newmont”). Newmont has announced its intention to initiate production at Leeville North during the fourth quarter of calendar 2005. Current production on the Leeville Project ground is derived from underground production from Leeville South (formerly the Carlin East deposit), also operated by Newmont.
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
We carry our interest in the non-reserve portion of Leeville North as an exploration stage royalty interest, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed at Leeville North associated with our interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods as appropriate. In the event that future events or circumstances indicate that the non-reserve

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
portion of Leeville North will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.
Martha Mine
We own a 2% NSR royalty on the Martha mine located in Argentina, operated by Coeur d’Alene Mining Corporation.
Troy Mine
As discussed in Note 2, we own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine located in northeastern Montana. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of June 30, 2005, we have received payments associated with the GSR royalty totaling $749,362. We carry our interest in the proven and probable reserves for the GSR royalty as a production stage royalty interest, which is depleted using the units of production method estimated by using proven and probable reserves. Mining operations commenced at the Troy mine during December 2004, with the first shipment of concentrate occurring during January 2005. Amortization of our production stage interest commenced with the first concentrate shipment from the Troy mine during the third quarter of our fiscal year 2005.
We also own a perpetual GSR royalty (“Perpetual royalty”) at the Troy mine. The royalty rate for the Perpetual royalty begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. We carry our interest in the non-reserve portion of the Perpetual royalty as an exploration stage royalty, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed, that are associated with our Perpetual royalty interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future events or circumstances indicate that the non-reserve portion of the Perpetual royalty will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.
Buckhorn South
During the fourth quarter of fiscal year 2005, we agreed to purchase an additional 2.5% net profits interest royalty interest on the Buckhorn South property, located in Eureka County, Nevada, for 3,000 shares of our common stock, valued at approximately $70,000, including acquisition costs. The purchase of the additional interest resulted in the Company holding a 16.5% net profits interest royalty on the Buckhorn South property. Buckhorn South is a property of approximately 5,000 acres, subject to 265 unpatented mining claims, located approximately 2 miles south of the Buckhorn mine. We have accounted for the acquisition of the additional Buckhorn South interest as an asset purchase, and have allocated the purchase price, including direct acquisition costs, to the acquired asset. The acquired interest will be classified as an exploration stage royalty interest for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mule Canyon
We own a 5% NSR royalty on a portion of the Mule Canyon mine, owned by Newmont. Based upon updated production information obtained from the operator during the fourth quarter of fiscal year 2003, we recorded an impairment charge of $165,654, to write-off the remaining book value of our investment in Mule Canyon. We continue to own this royalty, but do not expect to receive revenues from production at Mule Canyon in the foreseeable future.
5. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Year Ended June 30, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$11,453,715	20,875,957	$0.55
Effect of potentially dilutive options		194,840

Diluted EPS	$11,453,715	21,070,797	$0.54

Options to purchase 392,580 shares of common stock, at an average purchase price of $19.40 per share, were outstanding at June 30, 2005, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
6. INCOME TAXES
The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2005 and 2004, are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$—	$1,671,305
AMT credit carryforwards	120,745	403,528
Capital loss carrybacks	277,215	—
Other	215,187	223,483

Total deferred tax assets	613,147	2,298,316

Valuation allowance	—	(320,446)

Net deferred tax assets	613,147	1,977,870

Deferred tax liabilities:
Mineral property basis	(7,574,680)	(8,078,975)
Other	(18,412)	—

Total deferred tax liabilities	(7,593,092)	(8,078,975)

Total net deferred taxes	$(6,979,945)	$(6,101,105)

At June 30, 2004, we had approximately $4,300,000 of net operating loss carryforwards which were fully utilized during our fiscal year 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004	2003
Current federal tax expense	$3,047,551	$882,243	$176,679
Deferred tax expense	1,375,357	2,890,695	2,233,285
Decrease in deferred tax asset valuation allowance	(320,446)	(118,580)	(525,232)

	$4,102,462	$3,654,358	$1,884,732

The provision for income taxes for the fiscal years ended June 30, 2005, 2004 and 2003, differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	2005	2004	2003
Total expense computed by applying statutory rate	$5,444,662	$4,384,113	$3,022,977
State income taxes, net of federal benefit	156,600	130,741	—
Adjustments of valuation allowance	(320,446)	(118,580)	(525,232)
Excess depletion	(952,529)	(836,534)	(545,321)
Other	(225,825)	94,618	(67,692)

	$4,102,462	$3,654,358	$1,884,732

As of June 30, 2005, there was no valuation allowance recorded with respect to our deferred tax assets. As of June 30, 2004, our remaining valuation allowance was associated with the book versus tax basis difference attributed to our available for sale securities. During fiscal year 2005, the related available for sale securities were sold, resulting in the realization of the tax asset associated with those securities. As such, the valuation allowance of $320,446 was fully reversed during fiscal 2005.
As of June 30, 2003, we evaluated our deferred tax asset valuation allowance by forecasting the future utilization of our net operating loss carryforwards, which totaled approximately $15 million. Using an estimated long-term gold price of $300 per ounce at June 30, 2003, we projected that we would fully utilize our existing net operating loss carryforwards. As a result, we determined that it was appropriate to remove the remaining $525,232 valuation allowance associated with our net operating loss carryforwards as of June 30, 2003. The acquisition of High Desert during fiscal year 2003 contributed to our ability to utilize our remaining net operating loss carryforwards and, therefore, to release our valuation allowance during fiscal year 2003. The operating loss carryforwards have been fully utilized as of June 30, 2005.
7. COMMITMENTS
RG Russia
On June 20, 2003, through a newly formed wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, who holds an exploration license granted by the Russian government. If exploration is successful, and a license to mine can be secured, we will have a 1% NSR royalty. We were required to provide exploration funding totaling $1.3 million over a period not to exceed 24 months from the date of the agreement to vest in this royalty interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2005, we fully funded our $1.3 million commitment. We have expensed the initial funding amount as a component of Exploration and Business Development in the accompanying financial statements.
Operating Lease
We lease office space under a lease agreement, which expires December 31, 2009. Future minimum cash rental payments are $115,713, $119,067, $122,421, $125,775 and $63,726 for fiscal years ending June 30, 2006, 2007, 2008, 2009 and 2010, respectively. Rent expense charged to operations for the years ended June 30, 2005, 2004 and 2003, amounted to $111,089, $122,507 and $116,786, respectively.
Employment Agreements
We have one-year employment agreements with some of our officers which, under certain circumstances, require total minimum future compensation, at June 30, 2005, of $870,000. The terms of each of these agreements automatically extend, annually, for one additional year, unless terminated by Royal Gold or the officer, according to the terms of the agreements.
Line of Credit Commitment Fees
We have a $10 million line of credit from HSBC Bank USA that may be used to acquire producing royalties. Repayment of any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. As of June 30, 2005, no funds have been drawn under the line of credit. During fiscal years 2005, 2004 and 2003, we paid commitment fees of $76,042, $76,510 and $76,282, respectively, to HSBC Bank USA.
8. STOCKHOLDERS’ EQUITY AND STOCK OPTION COMPENSATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Royal Gold granted various awards under the 2004 Plan during the second quarter of fiscal year 2005, as detailed below.
Stock-based Compensation
During November 2004, performance awards were granted to certain employees and officers consisting of 58,250 shares of common stock (“Performance Shares”). The Performance Shares can be earned only if defined multi-year performance goals are met within a period of five years from the date of grant. If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to three performance measures, including growth of free cash flow per share on a trailing twelve month basis, growth of royalty ounces in reserve on a annual basis, and growth in market capitalization during the five year vesting period.
There was no compensation expense recorded for the fiscal year ended June 30, 2005, with respect to the Performance Shares. The measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. In accordance with APB 25, at such time that compensation expense for the Performance Shares can be estimated, compensation expense will be measured by the number of shares that will ultimately be earned at the then-current market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of June 30, 2005, our estimates indicate that there was not a reasonable projection of the number of Performance Shares to be earned, if any.
Also during November 2004, certain employees, officers, and the Board of Directors (“BOD”) were granted 42,000 shares of restricted common stock (“Restricted Stock”). Restricted Stock vests by continued service alone. For certain employees and officers, the vesting period for Restricted Stock begins after a three-year holding period from the date of grant with one-third of the shares vesting in years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
four, five and six, respectively. Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights, subject to forfeiture upon termination of employment with the Company.
In accordance with APB 25, for the fiscal year ended June 30, 2005, we recorded non-cash stock compensation expense associated with the restricted stock of $205,301, representing amortization of the fair value of the Restricted Stock for the period. The measurement date to begin amortization for the Restricted Stock was the grant date of November 10, 2004. The fair value of the Restricted Stock at the measurement date was $17.38 per share. Amortization is based on a straight line basis over the expected six year vesting period, except for non-executive BOD restricted shares which are vested 50% immediately and 50% after one year from the date of grant.
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
During the fiscal year ended June 30, 2005, options to purchase 200,993 shares were exercised, resulting in proceeds of $973,012. During the fiscal year ended June 30, 2004, options to purchase 128,669 shares were exercised, resulting in proceeds of $738,177.
The following schedules detail activity related to options for the years ended June 30, 2005, 2004 and 2003:

	Optioned	Weighted Average
	Shares	Exercise Prices
Options Outstanding at June 30, 2002	840,054	$5.90
Granted	164,980	$20.06
Exercised	(188,853)	$5.41

Options outstanding at June 30, 2003	816,181	$8.87
Granted	104,000	$20.01
Exercised	(128,669)	$5.71
Reissued	(495)	$4.59

Options outstanding at June 30, 2004	791,017	$10.86
Granted	146,000	$17.21
Exercised	(200,993)	$4.84

Options outstanding at June 30, 2005	736,024	$13.75

All exercisable options outstanding at June 30, 2005, consist of 343,444 options exercisable at a weighted average exercise price of $7.31. All options outstanding at June 30, 2005, consist of 736,024 options, at an average exercise price of $13.75, and a weighted average remaining contractual life of 4.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. MAJOR CUSTOMERS
In each of fiscal years 2005, 2004 and 2003, we received $21,600,739, $18,968,389 and $14,605,339, respectively, of our royalty revenues from the same operator.
10. SIMPLIFIED EMPLOYEE PENSION (“SEP”) PLAN
We maintain a Simplified Employee Pension (“SEP Plan”) in which all employees are eligible to participate. We contribute a minimum of 3% of an employee’s compensation to an account set up for the benefit of the employee. If an employee also chooses to contribute to the SEP Plan through salary reduction contributions, we will match such contributions to a maximum of 7% of the employee’s salary. We contributed $126,390, $104,422 and $75,808, in fiscal years 2005, 2004 and 2003, respectively.
11. ACQUISITION OF HIGH DESERT MINERAL RESOURCES, INC.
In December 2002, we completed the acquisition of 49,371,293 of the common stock of High Desert Mineral Resources, Inc. (“High Desert”), from High Desert’s principal stockholder. Consideration for the purchase was 1,412,229 newly issued shares of Royal Gold common stock and $200,000 in cash. As a result of the acquisition, Royal Gold held a total of 49,411,793 shares of common stock of High Desert, representing 93.5% of the issued and outstanding shares.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. CONTINGENCIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

					Earnings
					Per Share of
				Earnings	Common
				Per Share of	Stock
	Royalty	Operating	Net Income	Common	Assuming
	Revenues	Income	(Loss)	Stock	Dilution
Fiscal Year 2005 Quarter Ended:

September 30	$5,924,091	$3,333,143	$2,498,426	$0.12	$0.12
December 31	6,031,833	2,952,042	2,618,318	0.13	0.12
March 31	5,868,538	3,440,586	2,726,089	0.13	0.13
June 30	7,477,870	4,936,271	3,610,882	0.17	0.17

	$25,302,332	$14,662,042	$11,453,715	$0.55	$0.54

Fiscal Year 2004 Quarter Ended:

September 30	$4,181,485	$1,823,320	$1,343,113	$0.06	$0.06
December 31	5,083,461	2,920,595	2,277,465	0.11	0.11
March 31	6,020,841	3,854,917	2,950,814	0.14	0.14
June 30	6,067,284	3,612,186	2,300,287	0.12	0.11

	$21,353,071	$12,211,018	$8,871,679	$0.43	$0.42

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the fiscal year ended June 30, 2005, there were no changes in or disagreements with our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, over accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Accounting Officer, based on their evaluation of our disclosure controls and procedures as of June 30, 2005, concluded that our disclosure controls and procedures were effective for this purpose.

Management’s Report on Internal Control over Financial Reporting
Our management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Directors and Officers”) to be held on November 9, 2005, and to be filed with the Securities and Exchange commission within 120 days after June 30, 2005.
The information called for by Item 10. “Compliance with Section 16(a) of the Exchange Act,” is incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934”) to be held on November 9, 2005, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.
The Company has adopted a “Code of Business Conduct and Ethics” that applies to the Company’s principal executive officer, principal accounting officer and all of its employees. The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.royalgold.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Royal Gold, Inc., Attention Karen Gross, 1660 Wynkoop Street, Suite 1000, Denver, Colorado, 80202. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics on the Company’s website.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Compensation of Directors and Officers”) to be held on November 9, 2005, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on November 9, 2005, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Certain Relationships and Related Transactions”) to be held on November 9, 2005, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Ratification of Appointment of Independent Certified Public Accountants”) to be held on November 9, 2005, and to be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following is a list of documents filed as part of this report and are included herewith (*) or have been filed previously:
(1)	Financial Statements included in Item 8.
•	Consolidated Balance Sheets

•	Consolidated Statements of Operations and Comprehensive Income

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flow

•	Notes to Consolidated Financial Statements
(2)	Financial Statement schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the required information is set forth in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number		Description
2	(a)	Certificate of Ownership and Merger of High Desert Merger Sub Inc. into High Desert Mineral Resources, Inc. Item 7, Exhibit 2.1, on Form 8-K filed December 20, 2002. (Incorporated herein by reference.)

3	(a)	Certificate of Incorporation — Exhibit (b) to the Company’s Form 10-K for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

	(b)	Amendment to Certificate of Incorporation — Exhibit (c) to the Company’s Form 10-K for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

	(c)	Amendment to Certificate of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company’s Form 10-K for the year ended June 30, 1987. (Incorporated herein by reference.)

	(d)	Amendment to Certificate of Incorporation dated February 2, 1988 — Exhibit 3(f) to the Company’s Form 10-K for the year ended June 30, 1990. (Incorporated herein by reference.)

	(e)	Amendment to Certificate of Incorporation dated February 8, 1988. (Incorporated herein by reference.)

Exhibit
Number		Description
	(f)	Amendment to Certificate of Incorporation dated April 22, 1996. (Incorporated herein by reference.)

	(g)	Certificate of Designations dated September 17, 1997. (Incorporated herein by reference.)

	(h)	By-Laws — Exhibit (d) to the Company’s Form 10-K, for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

4	(a)	Shareholders’ Rights Agreement Exhibit B to the Company’s Form 8-A dated September 11, 1997. (Incorporated herein by reference.)

10	(a)**	Equity Incentive Plan — filed as part of Def 14A, filed November 25, 1996. (Incorporated herein by reference.)

	(b)	Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co., S.A., and Royal Gold, Inc., dated effective March 30, 1998 — Exhibit 10(s) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(c)	Private Agreement between Rakov Pty. Ltd. and Royal Gold, Inc. dated effective March 28, 1998 — Exhibit 10(t) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(d)	Exploration and Development Option Agreement between Placer Dome U.S., Inc. and Royal Gold, Inc. dated effective July 1, 1998 — Exhibit 10(v) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(e)	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999, as filed as part of Item 5 of Form 8-K filed April 12, 1999. (Incorporated herein by reference.)

	(f)	Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999, as filed as part of Item 5 of Form 8-K filed September 2, 1999. (Incorporated herein by reference.)

	(g)**	Amendment to Equity Incentive Plan — filed as part of Def 14A, filed October 15, 1999. (Incorporated herein by reference.)

	(h)	Loan agreement between Royal Gold Inc. and HSBC Bank USA dated December 18, 2000, as filed as part of Item 6 of Form 10-Q filed February 8, 2002. (Incorporated herein by reference.)

	(i)	Share Exchange Agreement, dated November 9, 2002, by and between P. Lee Halavais and Royal Gold, Inc. — filed as Exhibit 10.1 of Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

	(j)	Amendment to Share Exchange Agreement, dated November 22, 2002 - filed as Exhibit 10.1a on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

Exhibit
Number		Description
	(k)	Second Amendment to Share Exchange Agreement, dated November 29, 2002 — filed as Exhibit 10.1b on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

	(l)	Assignment and Assumption Agreement, dated December 6, 2002 - filed as Exhibit 10.1b on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

	(m)	Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

	(n)	Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

	(o)	Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

	(p)**	Form of Incentive Stock Option Agreement, dated February 18, 2005, filed under Item 9.01 on Form 8-K filed on February 25, 2005. (Incorporated herein by reference.)

	(q)**	Form of Nonqualified Stock Option Agreement, dated February 18, 2005, filed under Item 9.01 of Form 8-K filed February 25, 2005. (Incorporated herein by reference.)

	(r)**	Form of Restricted Stock Agreement, dated February 18, 2005, filed under Item 9.01 of Form 8-K filed February 25, 2005. (Incorporated herein by reference.)

	(s)**	Form of Performance Share Agreement, dated February 18, 2005, filed under Item 9.01 of Form 8-K filed February 25, 2005. (Incorporated herein by reference.)

	(t)**	Employment Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger, filed under Item 9.01 of Form 8-K filed February 25, 2005. (Incorporated herein by reference.)

14		Code of Business Conduct and Ethics, dated May 1, 2004, filed under Exhibit 14 to the Company’s Form 10-K for the year ended June 30, 2004. (Incorporated herein by reference.)

21*		Royal Gold and Its Subsidiaries.

23*		Consent of Independent Registered Public Accounting Firm.

Exhibit
Number		Description
31*	(a)	Certification of Chairman and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31*	(b)	Certification of Treasurer and Chief Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32*		Written Statement of Chairman and Chief Executive Officer, and Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. 1350.)

*	Filed herewith.

**	Identifies each management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: August 29, 2005	By:	/s/ Stanley Dempsey
Stanley Dempsey
Chairman, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 29, 2005	By:	/s/ Stanley Dempsey
Stanley Dempsey
Chairman, Chief Executive Officer, and Director

Date: August 29, 2005	By:	/s/ Stefan L. Wenger
Stefan L. Wenger
Treasurer and Chief Accounting Officer

Date: August 29, 2005	By:	/s/ John W. Goth
John W. Goth
Director

Date: August 29, 2005	By:	/s/ S. Oden Howell, Jr.
S. Oden Howell, Jr.
Director

Date: August 29, 2005	By:	/s/ Tony Jensen
Tony Jensen
President, Chief Operating Officer, and Director

Date: August 29, 2005	By:	/s/ Merritt E. Marcus
Merritt E. Marcus
Director

Date: August 29, 2005	By:	/s/ Edwin W. Peiker, Jr.
Edwin W. Peiker, Jr.
Director

Date: August 29, 2005	By:	/s/ James W. Stuckert
James W. Stuckert
Director

Date: August 29, 2005	By:	/s/ Donald J. Worth
Donald J. Worth
Director

Exhibit Index

Exhibit
Number		Description
2	(a)	Certificate of Ownership and Merger of High Desert Merger Sub Inc. into High Desert Mineral Resources, Inc. Item 7, Exhibit 2.1, on Form 8-K filed December 20, 2002. (Incorporated herein by reference.)

3	(a)	Certificate of Incorporation — Exhibit (b) to the Company’s Form 10-K for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

	(b)	Amendment to Certificate of Incorporation — Exhibit (c) to the Company’s Form 10-K for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

	(c)	Amendment to Certificate of Incorporation dated May 7, 1987 - Exhibit (xiv) to the Company’s Form 10-K for the year ended June 30, 1987. (Incorporated herein by reference.)

	(d)	Amendment to Certificate of Incorporation dated February 2, 1988 — Exhibit 3(f) to the Company’s Form 10-K for the year ended June 30, 1990. (Incorporated herein by reference.)

	(e)	Amendment to Certificate of Incorporation dated February 8, 1988. (Incorporated herein by reference.)

	(f)	Amendment to Certificate of Incorporation dated April 22, 1996. (Incorporated herein by reference.)

	(g)	Certificate of Designations dated September 17, 1997. (Incorporated herein by reference.)

	(h)	By-Laws — Exhibit (d) to the Company’s Form 10-K, for the fiscal year ended December 31, 1980. (Incorporated herein by reference.)

4	(a)	Shareholders’ Rights Agreement Exhibit B to the Company’s Form 8-A dated September 11, 1997. (Incorporated herein by reference.)

10	(a)**	Equity Incentive Plan — filed as part of Def 14A, filed November 25, 1996. (Incorporated herein by reference.)

	(b)	Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co., S.A., and Royal Gold, Inc., dated effective March 30, 1998 — Exhibit 10(s) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(c)	Private Agreement between Rakov Pty. Ltd. and Royal Gold, Inc. dated effective March 28, 1998 — Exhibit 10(t) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(d)	Exploration and Development Option Agreement between Placer Dome U.S., Inc. and Royal Gold, Inc. dated effective July 1, 1998 — Exhibit 10(v) to the Company’s Form 10-K for the year ended June 30, 1998. (Incorporated herein by reference.)

	(e)	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1,

Exhibit
Number	Description
1999, as filed as part of Item 5 of Form 8-K filed April 12, 1999. (Incorporated herein by reference.)

(f)	Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999, as filed as part of Item 5 of Form 8-K filed September 2, 1999. (Incorporated herein by reference.)

(g)**	Amendment to Equity Incentive Plan — filed as part of Def 14A, filed October 15, 1999. (Incorporated herein by reference.)

(h)	Loan agreement between Royal Gold Inc. and HSBC Bank USA dated December 18, 2000, as filed as part of Item 6 of Form 10-Q filed February 8, 2002. (Incorporated herein by reference.)

(i)	Share Exchange Agreement, dated November 9, 2002, by and between P. Lee Halavais and Royal Gold, Inc. — filed as Exhibit 10.1 of Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

(j)	Amendment to Share Exchange Agreement, dated November 22, 2002 - filed as Exhibit 10.1a on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

(k)	Second Amendment to Share Exchange Agreement, dated November 29, 2002 — filed as Exhibit 10.1b on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

(l)	Assignment and Assumption Agreement, dated December 6, 2002 - filed as Exhibit 10.1b on Form 8-K filed December 23, 2002. (Incorporated herein by reference.)

(m)	Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

(n)	Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

(o)	Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004, as filed as part of Item 1.01 of Form 8-K filed October 18, 2004. (Incorporated herein by reference.)

(p)**	Form of Incentive Stock Option Agreement, dated February 18, 2005, filed under Item 9.01 on Form 8-K filed on February 25, 2005. (Incorporated herein by reference.)

(q)**	Form of Nonqualified Stock Option Agreement, dated February 18, 2005, filed under Item 9.01 of Form 8-K filed February 25, 2005. (Incorporated herein by reference.)

(r)**	Form of Restricted Stock Agreement, dated February 18, 2005, filed under Item 9.01 of Form 8-K filed February 25, 2005. (Incorporated herein by reference.)

(s)**	Form of Performance Share Agreement, dated February 18, 2005, filed under Item 9.01 of Form 8-K filed February 25, 2005. (Incorporated herein by reference.)

(t)**	Employment Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger, filed under Item 9.01 of Form 8-K filed February 25, 2005. (Incorporated

Exhibit
Number		Description
herein by reference.)

21*		Royal Gold and Its Subsidiaries.

23*		Consent of Independent Registered Public Accounting Firm.

31*	(a)	Certification of Chairman and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31*	(b)	Certification of Treasurer and Chief Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32*		Written Statement of Chairman and Chief Executive Officer, and Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. 1350.)

*	Filed herewith.

**	Identifies each management contract or compensation plan or arrangement.