Form 10-Q
period 2005-09-30
ROYAL GOLD INC
filed 2005-11-07
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005
Commission File Number 001-13357
(a Delaware corporation)
Royal Gold, Inc.
1660 Wynkoop Street, Suite 1000
Denver, Colorado 80202-1132
(303) 573-1660
(Name, State of Incorporation, Address and Telephone Number)
I.R.S. Employer Identification Number 84-0835164
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 23,260,264 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 31, 2005.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2005	2005
Current assets
Cash and equivalents	$109,484,240	$48,840,371
Royalty receivables	5,883,825	6,601,329
Deferred tax assets	418,908	452,730
Prepaid expenses and other	323,611	333,883

Total current assets	116,110,584	56,228,313

Royalty interests in mineral properties, net (note 4)	43,949,736	44,817,242
Available for sale securities (note 3)	689,120	554,812
Deferred tax assets	183,393	160,417
Other assets	652,481	557,771

Total assets	$161,585,314	$102,318,555

Current liabilities
Accounts payable	$1,916,050	$1,140,509
Federal income taxes payable	1,756,171	253,496
Dividend payable	1,162,913	1,050,628
Accrued compensation	514,250	278,500
Other	201,154	175,095

Total current liabilities	5,550,538	2,898,228
Deferred tax liabilities	7,271,441	7,586,402
Other long-term liabilities	90,034	96,634

Total Liabilities	12,912,013	10,581,264

Commitments and contingencies (note 7)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 23,487,488 and 21,258,576 shares, respectively	234,874	212,585
Additional paid-in capital	158,572,102	104,163,515
Accumulated other comprehensive income	(198,963)	(284,920)
Deferred compensation	—	(524,659)
Accumulated deficit	(8,837,840)	(10,732,358)
Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	148,673,301	91,737,291

Total liabilities and stockholders’ equity	$161,585,314	$102,318,555

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2005	2004
Royalty revenues	$6,827,619	$5,924,091

Costs and expenses
Costs of operations (note 2)	489,698	459,281
General and administrative (note 2)	959,508	815,863
Exploration and business development (note 2)	434,710	455,616
Depreciation, depletion and amortization	898,025	860,188

Total costs and expenses	2,781,941	2,590,948

Operating income	4,045,678	3,333,143

Interest and other income	437,095	131,165
Interest and other expense	(21,007)	(29,018)

Income before income taxes	4,461,766	3,435,290

Current tax expense	(1,763,491)	(658,934)
Deferred tax benefit (expense)	359,156	(277,930)

Net income	$3,057,431	$2,498,426

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities	85,957	51,143

Comprehensive income	$3,143,388	$2,549,569

Basic earnings per share	$0.14	$0.12

Basic weighted average shares outstanding	21,126,609	20,783,359

Diluted earnings per share	$0.14	$0.12

Diluted weighted average shares outstanding	21,366,843	21,090,329
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Stockholders’ Equity for the Three Months Ended September 30, 2005
(Unaudited)

				Accumulated
			Additional	Other					Total
	Common Shares		Paid-In	Comprehensive	Deferred	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Shares	Amount	Equity
Balance at June 30, 2005	21,258,576	$212,585	$104,163,515	$(284,920)	$(524,659)	$(10,732,358)	229,224	$(1,096,872)	$91,737,291

Issuance of common stock for:
Equity offering	2,227,912	22,279	54,679,974						54,702,253
Exercise of stock options	1,000	10	14,115						14,125

Tax benefit of stock option exercises			816						816

Recognition of non-cash compensation expense for share-based compensation (note 2)			238,341						238,341

Reversal of deferred compensation (note 2)			(524,659)		524,659				—

Net income and comprehensive income for the quarter				85,957		3,057,431			3,143,388
Dividends						(1,162,913)			(1,162,913)

Balance at September 30, 2005	23,487,488	$234,874	$158,572,102	$(198,963)	$—	$(8,837,840)	229,224	$(1,096,872)	$148,673,301

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities
Net income	$3,057,431	$2,498,426

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	898,025	860,188
Deferred tax (benefit) expense	(359,156)	277,930
Non-cash employee stock compensation expense	238,341	—
Changes in assets and liabilities:
Royalty receivables	717,504	206,760
Prepaid expenses and other assets	(109,890)	(72,121)
Accounts payable	775,541	197,306
Federal income taxes payable	1,502,675	609,462
Accrued liabilities and other current liabilities	268,498	124,672
Other long-term liabilities	(6,600)	(6,600)

Net cash provided by operating activities	6,982,369	4,696,023

Cash flows from investing activities

Capital expenditures for property and equipment	$(5,066)	$(50,889)

Net cash used in investing activities	$(5,066)	$(50,889)

Cash flows from financing activities:
Tax benefit from exercise of stock options	$816	$—
Dividends paid	(1,050,628)	(779,377)
Net proceeds from issuance of common stock	54,716,378	—

Net cash provided by (used in) financing activities	$53,666,566	$(779,377)

Net increase in cash and equivalents	60,643,869	3,865,757

Cash and equivalents at beginning of period	48,840,371	44,800,901

Cash and equivalents at end of period	$109,484,240	$48,666,658

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$260,000	$—

Non-cash financing activities:
Declared dividends	$1,162,913	$779,377

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Operations
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any.
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been included in this Form 10-Q. Operating results for the three months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Recently Issued Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections – A replacement of APB No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. STOCKHOLDER’S EQUITY AND STOCK OPTION COMPENSATION
Effective July 1, 2005, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company has adopted SFAS 123(R) using the modified prospective application transition method. SFAS 123(R) supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
In October 2005, the FASB issued FSP FAS123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides guidance on the application of grant date as defined in SFAS 123(R). The guidance in the FSP has been applied upon the Company’s initial adoption of SFAS 123(R).
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
In accordance with SFAS 123(R), for the three months ended September 30, 2005, we recorded total non-cash stock compensation expense related to our equity compensation plans of $238,341, which is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development was $28,585, $121,955 and $87,801, respectively. The total income tax benefit associated with non-cash stock compensation expense was approximately $74,000 for the three months ended September 30, 2005. In accordance with SFAS 123(R), the Company reversed $524,659 of deferred compensation upon adoption of SFAS 123(R).
The Company granted various awards under the 2004 Plan during the second quarter of fiscal year 2005, as detailed below. As of September 30, 2005, there are 676,447 shares of common stock reserved for future issuance under our equity compensation plans.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option awards granted to directors vest immediately with respect to 50% of the shares granted and after one year with respect to the remaining 50% granted. Stock option awards have 10 year contractual terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value and those key assumptions are noted in the following table:

2005
Weighted average expected volatility	69.77%
Weighted average expected option term in years	4.5
Weighted average dividend yield	1.14%
Weighted average risk free interest rate	3.6%
Weighted average grant fair value	$9.23
The Company’s expected volatility is based on the historical volatility of the Company’s stock over the expected option term. The Company’s expected option term is determined by historical exercise patterns along with other known employee or company information at the time of grant. The risk free interest rate is based on the zero-coupon U.S. Treasury bond at the time of grant with a term approximate to the expected option term.
During August 2004, 10,000 stock options were granted to an employee under the Company’s Equity Incentive Plan, at an exercise price of $14.97 per share, which was the closing market price for our common stock on the date of grant. These options vest over a one-year period.
During November 2004, 136,000 stock options were granted to certain employees, officers, and the Board of Directors (“BOD”) under the 2004 Plan. These options have an exercise price of $17.38, which was the closing market price for our Common Stock on the date of grant. The options have vesting terms ranging from one to three years, except for BOD options of which 50% vests immediately and 50% vests after one year from the date of grant.
A summary of stock option activity under our equity compensation plans as of September 30, 2005, and changes during the period is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2005	711,024	$13.53
Granted	—	—
Exercised	(1,000)	14.13
Forfeited and Expired	—	—

Outstanding at September 30, 2005	710,024	$13.53	6.3	$9,478,258

Exercisable at September 30, 2005	532,774	$11.65	4.1	$8,111,883

The weighted-average grant date fair value of options granted during the period ended
September 30, 2005, and 2004, was $0 and $8.05, respectively. The total intrinsic value of options exercised during the period ended September 30, 2005, and 2004, was $8,525 and $0, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the status of the Company’s non-vested shares as of September 30, 2005, and changes during the period ended September 30, 2005, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	133,850	$9.26
Granted	—	$—
Vested	(6,600)	$8.05
Forfeited	—	$—

Non-vested at September 30, 2005	127,250	$9.32

As of September 30, 2005, there was $515,683 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the period ended September 30, 2005, and 2004, was $53,130 and $43,218, respectively.
Prior to July 1, 2005, we measured compensation cost as prescribed by APB 25. No compensation cost related to the granting of stock options has been recognized in the financial statements prior to July 1, 2005, as the exercise price of all option grants was equal to the market price of our Common Stock at the date of grant. In October 1995, the FASB issued SFAS 123. SFAS 123 defines a “fair value” based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net income and per share amounts would have been recorded for the three months ended September 30, 2004:

Net income, as reported	$2,498,426

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72,706)

Pro forma net income	$2,425,720

Earnings per share:

Basic, as reported	$0.12

Basic, pro forma	$0.12

Diluted, as reported	$0.12

Diluted, pro forma	$0.12

Stock-based Compensation
During November 2004, certain employees and officers were granted 58,250 shares of restricted common stock that can be earned only if any one of three defined multi-year performance goals is met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
100%. The defined performance goals are tied to three different performance measures: (1.) growth of free cash flow per share on a trailing twelve month basis; (2.) growth of royalty ounces in reserve on an annual basis; and, (3.) growth in market capitalization during the five year vesting period.
There was no compensation expense recorded for the three months ended September 30, 2005, with respect to the Performance Shares. In accordance with SFAS 123(R), the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of September 30, 2005, our estimates indicated that there was not a reasonable likelihood that any Performance Shares would be earned.
Also during November 2004, certain employees, officers, and the BOD were granted 42,000 shares of restricted common stock, which vest by continued service alone (“Restricted Stock”). For certain employees and officers, the vesting period for Restricted Stock begins after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment with the Company.
For the three months ended September 30, 2005, and 2004, we recorded non-cash stock compensation expense associated with the Restricted Stock of $43,089 and $0, respectively, representing amortization of the fair value of the Restricted Stock for the period. The measurement date to begin amortization for the Restricted Stock was the grant date of November 10, 2004. The fair value of the Restricted Stock at the measurement date was $17.38 per share. Amortization is based on a straight line basis over the expected six year vesting period, except for non-executive BOD restricted shares which are vested 50% immediately and 50% one year after the date of grant. As of September 30, 2005, total unrecognized non-cash stock compensation expense related to Restricted Stock was $481,571, which is expected to be recognized over the remaining vesting period or 5.1 years.
Stock Issuances
In September 2005, we sold 2,227,912 shares of our common stock, at a price of $26.00 per share, resulting in proceeds of approximately $54.7 million, which is net of the underwriters discount of $2.9 million and estimated transaction costs of approximately $327,000. The net proceeds in this equity offering will be used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.
During the quarter ended September 30, 2005, options to purchase 1,000 shares were exercised, resulting in proceeds of $14,115. During the quarter ended September 30, 2004, there were no shares issued for the exercise of stock options.
3. AVAILABLE FOR SALE SECURITIES
Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity. We recorded an unrealized gain of $85,957 (net of tax) for the quarter ended September 30, 2005, compared to an unrealized gain of $51,143 (net of tax) for the quarter ended September 30, 2004. When investments are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, and any unrealized gain or loss recorded in accumulated other comprehensive income are included in determining net income.
We hold 1.3 million shares of Revett Silver Company (“Revett”) that are recorded as an investment in available for sale securities on the Consolidated Balance Sheets. We recorded an unrealized gain of $85,957 (net of tax) in this investment for the quarter ended September 30, 2005. The market value for our investment in the shares of Revett was $689,120 as of September 30, 2005. Our cost basis in the Revett shares is $1.0 million. According to our policy for the evaluation of available for sale securities for impairment, management has determined that our investment in shares of Revett is not impaired on an other than temporary basis at this time. During the second quarter of calendar 2005, Revett experienced a permitting issue with respect to the Rock Creek project, which caused the market price of its shares to decline. Based on public statements from Revett, it is expected that the United States Fish and Wildlife Service will re-issue a Biological Opinion related to the Rock Creek project permitting issue during the last quarter of calendar 2005. We will re-evaluate the carrying value of our investment each reporting period as new information becomes available.
4. ROYALTY INTERESTS IN MINERAL PROPERTIES
As of September 30, 2005:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(5,729,835)	2,375,185
NVR1	2,135,107	(1,509,126)	625,981
Bald Mountain	1,978,547	(1,791,219)	187,328
SJ Claims	20,788,444	(3,437,447)	17,350,997
Troy mine GSR royalty	7,250,000	(526,151)	6,723,849
Leeville South (formerly Carlin East)	1,775,809	(1,681,159)	94,650
Leeville North	14,240,418	(3,448)	14,236,970
Martha	172,810	(172,810)	—

	56,446,155	(14,851,195)	41,594,960

Exploration stage royalty interests:
Leeville North	2,305,845	(271,186)	2,034,659
Troy mine Perpetual royalty	250,000	—	250,000
Buckhorn South	70,117	—	70,117

	2,625,962	(271,187)	2,354,776

Total royalty interests in mineral properties	$59,072,117	$(15,122,381)	$43,949,736

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Bald Mountain
We own a 1.75% to 3.5% sliding-scale net smelter return, or NSR, royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% at a gold price of approximately $575 per ounce.
SJ Claims
We own a 0.9% NSR on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by Barrick Gold Corporation (“Barrick”) at its Goldstrike property.
Leeville Project
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. Current production from the Leeville Project is derived from Leeville South (formerly the Carlin East deposit) and Leeville North underground mines, which are operated by Newmont Mining Corporation (“Newmont”).
During our first fiscal quarter of 2006, Newmont began mining operations at Leeville North. Accordingly, as of September 30, 2005, we have reclassified our cost basis in Leeville North as a production stage royalty interest. As such, we began depleting our cost basis using the units of production method during the quarter ended September 30, 2005. Prior to our first fiscal quarter of 2006, we carried our interest in the proven and probable reserves at Leeville North as a development stage royalty interest.
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
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine located in northeastern Montana. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of September 30, 2005, we have received payments associated with the GSR royalty totaling $1.0 million. We carry

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
our interest in the proven and probable reserves for the GSR royalty as a production stage royalty interest, which is depleted using the units of production method estimated by using proven and probable reserves. Mining operations commenced at the Troy mine during December 2004, with the first shipment of concentrate occurring during January 2005. Amortization of our production stage interest commenced with the first concentrate shipment from the Troy mine during the third quarter of our fiscal year 2005.
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
Buckhorn South
We hold a 16.5% net profits interest royalty on the Buckhorn South property, located in Eureka County, Nevada. Buckhorn South is a property of approximately 5,000 acres, subject to 265 unpatented mining claims, located approximately 2 miles south of the Buckhorn mine. The Buckhorn South interest is classified as an exploration stage royalty interest.
5. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended September 30, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$3,057,431	21,126,609	$0.14
Effect of dilutive securities		240,234

Diluted EPS	$3,057,431	21,366,843	$0.14

Options to purchase 50,000 shares of common stock, at a purchase price of $23.73 per share, were outstanding at September 30, 2005, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For The Three Months Ended September 30, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,498,426	20,783,359	$0.12
Effect of dilutive securities		306,970

Diluted EPS	$2,498,426	21,090,329	$0.12

Options to purchase 276,940 shares of common stock, at an average purchase price of $19.91, were outstanding at September 30, 2004, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of common shares for the period.
6. INCOME TAXES
For the three months ended September 30, 2005, we recorded current and deferred tax expense of $1,404,335 compared with $936,864 during the three months ended September 30, 2004. Our effective tax rate for the three months ended September 30, 2005, was 31.5%, compared with 27.1% for the three months ended September 30, 2004. The increase in our effective tax rate is the result of the utilization of our remaining net operating loss carryforwards during fiscal 2005.
7. COMMITMENTS AND CONTINGENCIES
Revett
Under the terms of the Revett purchase agreement, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior Joint Venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed by the Company in curing such defaults. The principal and accrued interest under the promissory note as of September 30, 2005, was approximately $6.6 million with a maturity date of February 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
8. SUBSEQUENT EVENT
On October 18, 2005, Royal Gold announced that it has signed a non-binding term sheet whereby Royal Gold will fund a total of $35 million, over the next year, to Somita SA (“Somita”), a 90%-owned subsidiary of High River Gold Mines Ltd. (“High River”), for the construction and development of Somita’s Taparko open pit gold project, located in Burkina Faso, West Africa. In exchange for the $35 million in financing, Royal Gold will receive two concurrent production payments, a tail royalty and a milling royalty.
The High River transaction has been approved by the Board of Directors of both Royal Gold and High River, but is conditional upon final documentation, final due diligence and completion of other pre-closing requirements. Once the final documentation, final due diligence and the completion of the other pre-closing requirements are complete, the Company will then finalize its accounting for this transaction, which is expected during the second quarter of fiscal 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2005 Annual Report on Form 10-K.
This MD&A contains forward-looking information. Our important note about forward-looking statements, which you will find following this MD&A and following the MD&A in our 2005 Annual Report on Form 10-K, apply to these forward-looking statements.
Overview
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended September 30, 2005, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and exploration.
Our financial results are closely tied to the price of gold. For the quarter ended September 30, 2005, the price of gold averaged $439 per ounce, compared with an average price of $401 per ounce for the quarter ended September 30, 2004. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex was 4.5% compared with a rate of 4.0% during the prior period. The increase in our sliding-scale royalty rate, the addition of revenues from the acquired Troy mine royalties, and increased production at SJ Claims contributed to revenues of $6,827,619 during the quarter ended September 30, 2005, compared with revenues of $5,924,091 for the quarter ended September 30, 2004.
Our principal mineral property interests are set forth below:
■	We hold four royalty interests at the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits. The Pipeline Mining Complex is operated by the Cortez Joint Venture, which is a joint venture between Placer Cortez, Inc. (60%), a subsidiary of Placer Dome, Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto. Our four royalty interests at the Pipeline Mining Complex are:
°	GSR1, a sliding-scale GSR royalty that covers the current mine footprint which includes the Pipeline and South Pipeline deposits and ranges from 0.4% at a gold price below $210 per ounce to 5.0% at a gold price of $470 per ounce or above;

°	GSR2, a sliding-scale GSR royalty that covers areas outside the current Pipeline mine footprint and ranges from 0.72% at a gold price below $210 per ounce to 9.0% at a gold price of $470 per ounce or above;

°	GSR3, a 0.71% fixed rate GSR royalty on the production covered by GSR1 and GSR2; and

°	NVR1, a fixed rate 0.39% net value royalty on all production on the South Pipeline and Crossroads area, not covering the Pipeline deposit.
■	We hold 1.8% NSR royalty on the majority of the Leeville Project, which includes Leeville South (formerly the Carlin East deposit) and Leeville North underground mines, located in Nevada and operated by Newmont Mining Corporation.

■	We hold a 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation, located in Nevada and operated by Barrick Gold Corporation.
Our other producing royalty interests include:
■	Two royalty interests in the Troy underground silver and copper mine, operated by Revett, located in northwestern Montana:
°	A production payment equivalent to a 7.0% GSR royalty until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first; and

°	A GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a 2% GSR royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper;
■	A 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha silver mine, which is operated by Coeur d’Alene Mines Corporation (“Coeur d’Alene”);

■	A 1.75% NSR sliding-scale royalty interest that increases at a gold price of approximately $575 and covers a portion of the Bald Mountain mine in Nevada, operated by Placer Dome U.S. Inc.
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
During the first nine months of calendar year 2005, the mine operators have reported production attributable to our royalty interests of 733,432 ounces from the Pipeline Mining Complex, 55,741 ounces from Leeville South, 580 ounces from Leeville North (production commenced at Leeville North mine during this period), 470,703 ounces from the SJ Claims and approximately 23,000 ounces from the Bald Mountain mine. Martha mine does not provide production data.

Revett has revised its production estimates downward during the course of calendar year 2005 and has reported that the Troy mine produced 713,561 ounces of silver and 6.2 million pounds of copper during the first nine months of calendar 2005.
Results of Operations
Quarter Ended September 30, 2005, Compared to Quarter Ended September 30, 2004
For the quarter ended September 30, 2005, we recorded net earnings of $3,057,431, or $0.14 per basic and diluted share, as compared to net earnings of $2,498,426, or $0.12 per basic and diluted share, for the quarter ended September 30, 2004.
For the quarter ended September 30, 2005, we received total royalty revenues of $6,827,619, consisting of $5,370,420 from our royalties at the Pipeline Mining Complex, $913,061 from the SJ Claims, $153,477 from Leeville South, $4,667 from Leeville North, $268,514 from the Troy mine, $69,219 from Bald Mountain and $48,261 from the Martha mine, compared to total royalty revenues of $5,924,091 for the quarter ended September 30, 2004. This increase in royalty revenue compared with the quarter ended September 30, 2004, resulted from a higher sliding-scale royalty rate from the Pipeline Mining Complex due to a higher gold price during the period, the addition of revenues from the acquired Troy mine royalties, and increased production at the SJ Claims.
Cost of operations increased to $489,698 for the quarter ended September 30, 2005, compared to $459,281 for the quarter ended September 30, 2004. The increase was primarily due to non-cash employee compensation expense of $28,585, discussed below, and an increase in the Nevada Net Proceeds Tax, which is due to increased royalty revenue. These increases were partially offset by a decrease in consulting services.
General and administrative expenses increased to $959,508 for the quarter ended September 30, 2005, from $815,863 for the quarter ended September 30, 2004. The increase was primarily due to non-cash employee compensation expense of $121,955, discussed below, and an increase in employee related costs of approximately $68,000. This increase was partially offset by a decrease in general office expenses of approximately $46,000.
Exploration and business development expenses decreased to $434,710 for the quarter ended
September 30, 2005, from $455,616 for the quarter ended September 30, 2004. The decrease is primarily due the Company fully funding the RG Russia project during its fiscal 2005. This decrease was partially offset by an increase in consulting services and our recording of non-cash employee compensation expense of $87,801, discussed below.
As discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share –Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. The Company has adopted SFAS 123(R) as of
July 1, 2005, using the modified prospective application transition method. As a result of the adoption of SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $238,341, which is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development was $28,585, $121,955 and $87,801, respectively. The total income tax benefit associated with non-cash stock compensation expense was approximately $74,000 for the three months ended September 30, 2005. As of September 30, 2005, there was $515,683 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.6 years. As of September 30, 2005, total unrecognized non-cash stock compensation expense related to Restricted Stock was $481,571, which is expected to be recognized over the remaining vesting period or 5.1 years.
Depreciation and depletion increased to $898,025 for the quarter ended September 30, 2005, from $860,188 for the quarter ended September 30, 2004. The increase was primarily due to increased production at our SJ Claims royalty along with the addition of the Troy mine royalty, both resulting in additional depletion.
Interest and other income increased to $437,095 for the quarter ended September 30, 2005, from $131,165 for the quarter ended September 30, 2004. The increase is primarily due to higher interest rates and an increase in funds available for investing over the prior period.
During the three months ended September 30, 2005, we recognized current and deferred tax expense totaling $1,404,335 compared with $936,864 during the three months ended September 30, 2004. This resulted in an effective tax rate of 31.5% in the current period, compared with 27.1% in the prior period. The increase in our effective tax rate is the result of the utilization of our remaining net operating loss carryforwards during fiscal 2005.
Liquidity and Capital Resources
At September 30, 2005, we had current assets of $116,110,584 compared to current liabilities of $5,550,538 for a current ratio of 21 to 1. This compares to current assets of $56,228,313 and current liabilities of $2,898,228 at June 30, 2005, resulting in a current ratio of 19 to 1. The increase in the current ratio is due primarily to an increase in our cash and equivalents, which was the result of our equity offering in September 2005 resulting in net proceeds of approximately $55,000,000. We continue to have no long-term debt.
During the three months ended September 30, 2005, liquidity needs were met from $6,827,619 in royalty revenues, net proceeds from the issuance of common stock of approximately $55,000,000, our available cash resources, and interest and other income of $437,095.
We have a $10 million line of credit from HSBC that may be used to acquire producing royalties. During the period ended September 30, 2005, we obtained a line of credit extension from HSBC to $30 million, which is subject to final documentation. Any loan under the line of credit will be secured by a mortgage on our GSR3 royalty at the Pipeline Mining Complex, and by a security interest in the proceeds from any of our royalties at the Pipeline Mining Complex. Any assets purchased with the line of credit will also serve as collateral. As of September 30, 2005, no funds have been drawn under the line of credit.
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
Recently Issued Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections – A replacement of APB No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its financial statements.
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected gold and silver production, estimates received from the operators of our royalty properties, settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•    changes in precious metals prices,
•    decisions and activities of the operators of our royalty properties,
•    unanticipated grade, geological, metallurgical, processing or other problems at these properties,
•    changes in project parameters as plans of the operators are refined,
•    economic and market conditions,
•    future financial needs,
•    the availability of acquisitions, and
•    the ultimate additional liability, if any, to the State of California in connection with the Casmalia matter, as well as other factors described elsewhere in our Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission. Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Risk Factors - Decreases in prices of precious metals would reduce our royalty revenues,” under Part I, Item 1. & 2. “Business and Properties” of our 2005 Annual Report on Form 10-K for more information on factors that can affect gold prices. During the last five years, the market price for gold has fluctuated between $255 per ounce and $475 per ounce.
During the three-month period ended September 30, 2005, we reported royalty revenues of $6,827,619, with an average gold price for the period of $439 per ounce. The Company’s GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of the Company’s revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in the Company’s Annual Report on Form 10-K. For the quarter ended September 30, 2005, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), the Company would have recorded an increase in revenues of approximately $560,000 or a decrease in revenues of approximately $538,000. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and our chief accounting officer, based on their evaluation of our disclosure controls and procedures as of September 30, 2005, concluded that our disclosure controls and procedures were effective for this purpose.
Changes in Internal Controls
During the fiscal quarter ended September 30, 2005, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

3.1	Restricted Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

3.2	Amended and Restricted Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

3.3	Amendment to Amended and Restricted Bylaws (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

10.1	Royal Gold, Inc. 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

10.2	Form of Employment Contract (together with Schedule of Certain Executive Officers Parties Thereto) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

10.3	Royalty Assignment and Agreement, effective as of December 22, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005 and incorporated herein by reference).

10.4	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005 and incorporated herein by reference).

10.5	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on September 22, 2005 and incorporated herein by reference).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 4, 2005	By:	/s/ Stanley Dempsey

Stanley Dempsey
Chairman and Chief Executive Officer

Date: November 4, 2005	By:	/s/ Stefan Wenger

Stefan Wenger
Treasurer and Chief Accounting Officer

Exhibit Index

Exhibit	Description
3.1	Restricted Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

3.2	Amended and Restricted Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

3.3	Amendment to Amended and Restricted Bylaws (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

10.1	Royal Gold, Inc. 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

10.2	Form of Employment Contract (together with Schedule of Certain Executive Officers Parties Thereto) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 20, 2005 and incorporated herein by reference).

10.3	Royalty Assignment and Agreement, effective as of December 22, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005 and incorporated herein by reference).

10.4	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005 and incorporated herein by reference).

10.5	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on September 22, 2005 and incorporated herein by reference).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).