Form 10-Q
period 2005-12-31
ROYAL GOLD INC
filed 2006-02-08
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005
Commission File Number 001-13357
(a Delaware corporation)
Royal Gold, Inc.
1660 Wynkoop Street, Suite 1000
Denver, Colorado 80202-1132
(303) 573-1660
(Name, State of Incorporation, Address and Telephone Number)
I.R.S. Employer Identification Number 84-0835164
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 23,518,011 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of January 31, 2006.

ROYAL GOLD, INC.
Consolidated Balance Sheets

	December 31,
	2005	June 30,
	(Unaudited)	2005
Assets
Current assets
Cash and equivalents	$79,873,075	$48,840,371
Royalty receivables	6,391,361	6,601,329
Income taxes receivable	536,393	—
Deferred tax assets	211,653	452,730
Prepaid expenses and other (Note 9)	3,935,579	333,883

Total current assets	90,948,061	56,228,313

Royalty interests in mineral properties, net (Note 5)	68,166,253	44,817,242
Available for sale securities (Note 4)	1,110,746	554,812
Deferred tax assets	438,684	160,417
Advance to High River Gold (Note 2)	6,687,550	—
Other assets	474,667	557,771

Total assets	$167,825,961	$102,318,555

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,375,960	$1,140,509
Income taxes payable	—	253,496
Dividend payable	1,296,344	1,050,628
Accrued compensation	750,000	278,500
Other	227,211	175,095

Total current liabilities	5,649,515	2,898,228

Deferred tax liabilities	7,134,267	7,586,402
Other long-term liabilities	83,434	96,634

Total Liabilities	12,867,216	10,581,264

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 23,682,799 and 21,258,576 shares, respectively	236,827	212,585
Additional paid-in capital	163,105,445	104,163,515
Accumulated other comprehensive loss	(59,766)	(284,920)
Deferred compensation	—	(524,659)
Accumulated deficit	(7,226,889)	(10,732,358)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	154,958,745	91,737,291

Total liabilities and stockholders’ equity	$167,825,961	$102,318,555

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	December 31,	December 31,
	2005	2004
Royalty revenues	$7,575,307	$6,031,833

Costs and expenses
Costs of operations	617,509	525,016
General and administrative	1,647,996	1,088,811
Exploration and business development	1,026,540	598,843
Depreciation, depletion and amortization	1,030,444	867,121

Total costs and expenses	4,322,489	3,079,791

Operating income	3,252,818	2,952,042

Interest and other income	1,016,562	181,250
Gain on sale of available for sale securities	—	163,526
Interest and other expense	(33,773)	(29,018)

Income before income taxes	4,235,607	3,267,800

Current tax expense	(1,591,236)	(549,600)
Deferred tax benefit (expense)	262,924	(99,882)

Net income	$2,907,295	$2,618,318

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	139,197	25,452
Realization of the change in market value on sale of available for sale securities, net of tax	—	(104,657)

Comprehensive income	$3,046,492	$2,539,113

Basic earnings per share	$0.12	$0.13

Basic weighted average shares outstanding	23,276,477	20,814,226

Diluted earnings per share	$0.12	$0.12

Diluted weighted average shares outstanding	23,564,037	21,129,742
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2005	2004
Royalty revenues	$14,402,927	$11,955,924

Costs and expenses
Costs of operations	1,107,207	984,297
General and administrative	2,607,504	1,904,674
Exploration and business development	1,461,250	1,054,458
Depreciation, depletion, and amortization	1,928,469	1,727,309

Total costs and expenses	7,104,430	5,670,738

Operating income	7,298,497	6,285,186

Interest and other income	1,453,656	312,415
Gain on sale of available for sale securities	—	163,526
Interest and other expense	(54,780)	(58,035)

Income before income taxes	8,697,373	6,703,092

Current tax expense	(3,354,727)	(1,208,534)
Deferred tax benefit (expense)	622,080	(377,812)

Net income	$5,964,726	$5,116,746

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	225,154	76,595
Realization of the change in market value on sale of available for sale securities, net of tax	—	(104,657)

Comprehensive income	$6,189,880	$5,088,684

Basic earnings per share	$0.27	$0.25

Basic weighted average shares outstanding	22,201,543	20,798,792

Diluted earnings per share	$0.27	$0.24

Diluted weighted average shares outstanding	22,452,460	21,101,455
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Stockholders’ Equity for the Six Months Ended December 31, 2005
(Unaudited)

				Accumulated
			Additional	Other					Total
	Common Shares		Paid-In	Comprehensive	Deferred	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Shares	Amount	Equity
Balance at June 30, 2005	21,258,576	$212,585	$104,163,515	$(284,920)	$(524,659)	$(10,732,358)	229,224	$(1,096,872)	$91,737,291

Issuance of common stock for:
Equity offering	2,227,912	22,279	54,696,743						54,719,022
Exercise of stock options	192,561	1,926	2,954,653						2,956,579
Vesting of Restricted Stock	3,750	37	88,500						88,537

Tax benefit of stock option exercises			502,404						502,404

Recognition of non-cash compensation expense for share-based compensation (Note 3)			1,224,289						1,224,289

Reversal of deferred compensation (Note 3)			(524,659)		524,659				—

Net income and comprehensive income for the six months ended				225,154		5,964,726			6,189,880
Dividends						(2,459,257)			(2,459,257)

Balance at December 31, 2005	23,682,799	$236,827	$163,105,445	$(59,766)	$—	$(7,226,889)	229,224	$(1,096,872)	$154,958,745

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,964,726	$5,116,746
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	1,928,469	1,727,309
Gain on available for sale securities	—	(163,526)
Deferred tax (benefit) expense	(622,080)	377,812
Non-cash employee stock option compensation expense	1,312,826	119,125

Changes in assets and liabilities:
Royalty receivables	209,968	13,919
Prepaid expenses and other assets	(3,569,200)	(330,876)
Accounts payable	2,235,451	730,167
Income taxes (receivable) payable	(789,889)	—
Accrued liabilities and other current liabilities	530,305	481,208
Other long-term liabilities	(13,200)	(13,200)

Net cash provided by operating activities	7,187,376	8,058,684

Cash flows from investing activities:
Capital expenditures for property and equipment	(5,066)	(104,437)
Acquisition of royalty interests in mineral properties (Note 2)	(25,221,805)	(7,500,000)
Advance to High River Gold (Note 2)	(6,687,550)	—
Purchase of available for sale securities (Notes 2 and 4)	(204,715)	(1,000,000)
Proceeds from sale of available for sale securities	—	539,513

Net cash used in investing activities	(32,119,136)	(8,064,924)

Cash flows from financing activities:
Tax benefit from exercise of stock options	502,404	—
Dividends paid	(2,213,541)	(1,558,754)
Net proceeds from issuance of common stock	57,675,601	130,554

Net cash provided by (used in) financing activities	55,964,464	(1,428,200)

Net increase (decrease) in cash and equivalents	31,032,704	(1,434,440)

Cash and equivalents at beginning of period	48,840,371	44,800,901

Cash and equivalents at end of period	$79,873,075	$43,366,461

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$3,382,212	$1,325,000

Non-cash financing activities:
Declared dividends	$2,459,257	$1,042,662

Deferred compensation (equity offset)	$—	$729,960

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been included in this Form 10-Q. Operating results for the three and six months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
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
In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its adoption of SFAS 123(R) or the effective date of this FSP to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.
2. ROYALTY ACQUISITIONS
Taranis Exploration Alliance
On November 4, 2005, Royal Gold entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis Resources Inc. (“Taranis”) with respect to its exploration program in Finland. As part of the first Agreement, the Company will obtain a 2% net smelter return (“NSR”) royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program, in exchange for a $321,638 (Cdn$375,000) investment in 937,500 shares of Taranis’ common stock and 468,750 warrants.
As part of the Agreements, the Company will fund $500,000 to Taranis for exploration work on the Kettukuusikko property in Lapland, Finland, in exchange for a 2% NSR royalty on the property. The royalty will become effective once the entire $500,000 has been expended. The Company also has an option to fund an additional $600,000, in exchange for a 51% joint venture interest in the Kettukuusikko project. If the joint venture option is exercised, the Company will contribute its 2% royalty to the joint venture, at which time the royalty shall terminate.
Taranis is publicly traded and therefore we have recorded the acquisition of the Taranis common stock and warrants as Available for sale securities on our consolidated balance sheets at their relative fair values. Our cost basis in the Taranis common stock and warrants is $204,715. We have expensed the remaining $116,923 of the $321,638 (Cdn$375,000) investment, plus approximately $34,000 in transaction costs, as Exploration and business development expense on our consolidated statements of operations and comprehensive income. Finally, amounts funded to Taranis as part of the $500,000 commitment with Taranis will be expensed as incurred by the Company to Exploration and business development expense on our consolidated statements of operations and comprehensive income. As of December 31, 2005, we have funded approximately $37,000 of the $500,000 commitment.
Robinson and Mulatos Royalties
On December 28, 2005, Royal Gold paid $25 million to Kennecott Minerals (“Kennecott”) in exchange for two existing royalty interests held by Kennecott, including a 3% NSR royalty on the Robinson mine, located in eastern Nevada, and a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico.
The Robinson mine is an open pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by Quadra Mining Ltd. (“Quadra”) since 2004. Royal Gold will begin receiving revenue from the Robinson royalty when a $20.0 million reclamation trust account is fully funded by Quadra. As of October 31, 2005, cumulative funding of the trust account by Quadra totaled approximately $14.7 million. The account is expected to be fully funded in the second half of calendar 2006, at which time, royalty payments will begin to accrue and be paid to Royal Gold.
The Mulatos project, owned and operated by Alamos Gold, Inc. (“Alamos”), is an open pit, heap leach gold mine, which is nearing completion of construction. According to Alamos, commercial production is expected in early calendar 2006. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from a 0.30% payout for gold prices below $300 up to a maximum rate of 1.50% for gold prices above $400.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Kennecott transaction will be accounted for as a purchase of assets. As such, the $25 million acquisition cost, plus approximately $220,000 of allocated direct legal and other acquisition costs, will be allocated to the two acquired royalties according to their relative fair values, as separate components of Royalty Interests in Mineral Properties on the consolidated balance sheets of Royal Gold. Accordingly, $17.8 million has been allocated to the Robinson royalty and $7.4 million has been allocated to the Mulatos royalty.
Advance to High River Gold
On December 1, 2005, Royal Gold entered into a Funding Agreement with High River Gold Mines Ltd. (“High River”) and its 90%-owned subsidiary, Societe des Mines de Taparko, also known as Somita SA (“Somita”), to acquire two initial production payments equivalent to gross smelter return (“GSR”) royalties and two subsequent GSR royalty interests on the Taparko-Bouroum Project (“Taparko Project”) in Burkina Faso, West Africa, operated by Somita. Royal Gold’s funding of the project will total $35 million over approximately a one-year period, which will be used for the development and construction of the Taparko Project. Construction of the Taparko Project has been initiated by Somita and is expected to be completed during the fourth quarter of calendar 2006.
As part of the $35 million funding, an initial funding payment of $6.4 million was made to Somita upon closing of the transaction. Subsequent funding of the Taparko Project is contingent upon Somita’s satisfaction of certain project requirements. As a condition to the completion of the initial funding tranche, Royal Gold obtained a guarantee of repayment from HRG (the “Initial Guarantee”) of the initial $6.4 million payment, if the conditions precedent to completion of the second funding tranche is not completed prior to February 28, 2006. The significant conditions precedent to completion of the second tranche are as follows:
1.	Completion of final due diligence with results acceptable to Royal Gold;

2.	Completion of required documents, including (i) the guarantee of performance by High River, (ii) the pledge of Somita shares to Royal Gold, and (iii) the conveyances of required production payments and royalties;

3.	Completion of legal opinions and other certificates;

4.	Evidence of insurance provided to Royal Gold;

5.	Evidence of proper title provided to Royal Gold;

6.	Submittal of final development plan to Royal Gold; and

7.	Evidence of executed agreement with construction contractor acceptable to Royal Gold.
In the event that Somita fails to complete the requirements for the second funding tranche, High River is obligated to repay the initial funding payment, plus interest at a rate of LIBOR plus 2%, to Royal Gold. As collateral for the Initial Guarantee by High River, Royal Gold obtained a pledge of shares (the “Initial Pledge”) of two equity investments held by High River. The equity investments underlying the Initial Pledge are valued at approximately $7.8 million as of December 31, 2005. Both the Initial Pledge and Initial Guarantee will be cancelled and the shares returned to High River upon completion of the second funding tranche.
Royal Gold has classified the initial payment of $6.4 million, plus direct costs of approximately $275,000, as an Advance to High River on the consolidated sheets as of December 31, 2005. The funding amount will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
reclassified as a component of Royalty Interests in Mineral Properties upon completion of the second funding tranche (expected to be completed in February 2006).
3. STOCKHOLDER’S EQUITY AND STOCK-BASED COMPENSATION
2004 Omnibus Long-Term Incentive Plan
In November 2004, we adopted the Omnibus Long-Term Incentive Plan (“2004 Plan”). The 2004 Plan replaces our Equity Incentive Plan. Under the 2004 Plan, 900,000 shares of our common stock are available for future grants to officers, directors, key employees and other persons. The Plan provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, stock appreciation rights, and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.
For the three and six months ended December 31, 2005, we recorded total non-cash stock compensation expense related to our equity compensation plans of $1,074,485 and $1,312,826, compared to $119,125 for both the three and six month periods ended December 31, 2004. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the three months ended December 31, 2005, was $128,079, $619,072 and $327,334, respectively. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the six months ended December 31, 2005, was $156,664, $741,028 and $415,134, respectively. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the six months ended December 31, 2004, was $5,612, $102,198, and $11,315, respectively.
The total income tax benefit associated with non-cash stock compensation expense was approximately $337,000 and $412,000 for the three and six months ended December 31, 2005, respectively, compared to approximately $28,000 for the three and six months ended December 31, 2004. In accordance with SFAS 123(R), the Company reversed $524,659 of deferred compensation upon adoption of SFAS 123(R).
The Company granted various awards under the 2004 Plan during November 2005, as detailed below. As of December 31, 2005, there are 451,250 shares of common stock reserved for future issuance under our 2004 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value and those key assumptions are noted in the following table:

	2006	2005

Weighted average expected volatility	61.20%	69.77%
Weighted average expected option term in years	5.4	4.5
Weighted average dividend yield	1.00%	1.14%
Weighted average risk free interest rate	4.5%	3.6%
Weighted average grant fair value	$12.04	$9.23
On November 8, 2005, 92,500 stock options under the 2004 Plan were granted to certain employees and officers under the 2004 Plan. These options have an exercise price of $22.22, which was the closing market price for our common stock on the date of grant. On November 9, 2005, 15,000 stock options under the 2004 Plan were granted to the Board of Directors (“Directors”) at an exercise price of $23.61, which was the closing market price of our common stock on the date of grant. The options have vesting terms ranging from one to three years. Directors’ options vest 50% upon grant and 50% vest after one year.
A summary of stock option activity under our equity compensation plans as of December 31, 2005, and changes during the period is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2005	711,024	$13.53
Granted	107,500	22.41
Exercised	(192,561)	15.35
Forfeited and Expired	—	—

Outstanding at December 31, 2005	625,963	$14.50	6.7	$12,672,455

Exercisable at December 31, 2005	480,296	$12.60	4.3	$10,633,563

The weighted-average grant date fair value of options granted during the period ended December 31, 2005, and 2004, was $12.04 and $9.23, respectively. The total intrinsic value of options exercised during the three and six month periods ended December 31, 2005, were $3,508,035 and $3,516,560, respectively. The total intrinsic value of options exercised during the three and six month periods ended December 31, 2004, was $382,102.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the status of the Company’s non-vested stock options as of December 31, 2005, and changes during the period ended December 31, 2005, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	133,850	$9.26
Granted	107,500	$12.04
Vested	(95,683)	$9.50
Forfeited	—	$—

Non-vested at December 31, 2005	145,667	$11.15

As of December 31, 2005, there was $1,395,911 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three months ended December 31, 2005, and 2004, was $439,827 and $224,250, respectively. The total fair value of shares vested during the six months ended December 31, 2005, and 2004 was $492,957 and $267,468, respectively.
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

	For The Three	For The Six
	Months Ended	Months Ended
	December 31,	December 31,
	2004	2004
Net income, as reported	$2,618,318	5,116,746

Add: Stock-based compensation expense for restricted stock awards included in reported net income, net of related tax effects	76,240	76,240
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(239,906)	(312,612)

Pro forma net income	$2,454,652	4,880,374

Earnings per share:
Basic, as reported	$0.13	0.25

Basic, pro forma	$0.12	0.23

Diluted, as reported	$0.12	0.24

Diluted, pro forma	$0.12	0.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stock-based Compensation
On November 8, 2005, certain employees and officers were granted 41,000 shares of restricted common stock that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to two different performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve on an annual basis.
A summary of the status of the Company’s non-vested Performance Shares as of December 31, 2005, and changes during the period ended December 31, 2005, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	58,250	$17.38
Granted	41,000	$22.22
Vested	—	$—
Forfeited	—	$—

Non-vested at December 31, 2005	99,250	$19.38

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with SFAS 123(R), the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of December 31, 2005, our estimates indicated that it is probable that approximately 88% of our non-vested Performance Shares as of December 31, 2005, will be earned. As a result, for the three and six months ended December 31, 2005, we recorded non-cash stock compensation expense associated with our Performance Shares of $473,029. As of December 31, 2005, total unrecognized non-cash stock compensation expense related to our Performance Shares is $1,222,022, which is expected to be recognized over the next 1.5 years, the period over which it is probable that the performance goals will be attained.
On November 8, 2005, certain employees and officers were granted 56,500 shares of restricted common stock, which vest by continued service alone (“Restricted Stock”). For employees and officers, the vesting period for Restricted Stock begins after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. On November 9, 2005, our non-executive directors were granted 7,500 shares of Restricted Stock. The non-executive Directors’ shares of Restricted Stock vest as to 50% immediately and 50% one year after the date of grant. Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights. We measure the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. Restricted Stock is amortized over the applicable vesting period using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment with the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the status of the Company’s non-vested Restricted Stock as of December 31, 2005, and changes during the period ended December 31, 2005, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	37,625	$17.38
Granted	64,000	$22.38
Vested	(8,125)	$20.26
Forfeited	—	$—

Non-vested at December 31, 2005	93,500	$20.55

For the three months ended December 31, 2005, and 2004, we recorded non-cash stock compensation expense associated with the Restricted Stock of $187,060 and $119,125, respectively. For the six months ended December 31, 2005, and 2004, we recorded non-cash stock compensation associated with the Restricted Stock of $230,149 and $119,125. As of December 31, 2005, total unrecognized non-cash stock compensation expense related to Restricted Stock was $1,727,016, which is expected to be recognized over the remaining vesting period or 5.75 years.
Stock Issuances
During the three months ended December 31, 2005, options to purchase 191,561 shares were exercised, resulting in proceeds of $2,940,538. During the six months ended December 31, 2005, options to purchase 192,561 shares were exercised, resulting in proceeds of $2,954,653. During the three and six months ended December 31, 2004, options to purchase 27,864 shares were exercised, resulting in proceeds of $130,275.
In September 2005, we sold 2,227,912 shares of our common stock in an underwritten public offering, at a price of $26.00 per share, resulting in proceeds of approximately $54.7 million, which is net of the underwriters discount of $2.9 million and estimated transaction costs of approximately $327,000. The net proceeds in this equity offering have been and will continue to be used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.
4.	AVAILABLE FOR SALE SECURITIES
Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity. We recorded unrealized gains (net of tax) of $139,197 and $25,452 for the three months ended December 31, 2005, and 2004, respectively. We recorded unrealized gains (net of tax) of $225,154 and $76,595 for the six months ended December 31, 2005, and 2004, respectively. When investments are sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, are included in determining net income. We had no sales of available for sale investments during the three and six months ended December 31, 2005. We recorded a gain on sale of available for sale securities of $163,526 during the three and six months ended December 31, 2004.
We hold 1.3 million shares of Revett Silver Company (“Revett”) that are recorded as an investment in available for sale securities on the Consolidated Balance Sheets. The market value for our investment in the shares of Revett was $861,360 as of December 31, 2005. Our cost basis in the Revett shares is $1.0 million. We also hold 937,500 and 468,750 shares of common stock and warrants, respectively, in Taranis as part of the alliance with Taranis as explained in Note 2. Our cost basis in the Taranis common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
stock and warrants is $204,715. The market value for our investment in Taranis common stock and warrants was $249,386 as of December 31, 2005.
According to our policy for the evaluation of available for sale securities for impairment, management has determined that our investment in shares of Revett is not impaired on an other than temporary basis at this time. During the second quarter of calendar 2005, Revett experienced a permitting issue with respect to the Rock Creek project, which caused the market price of its shares to decline. Based on public statements from Revett, it is expected that the United States Fish and Wildlife Service will re-issue a Biological Opinion related to the Rock Creek project permitting issue. We will re-evaluate the carrying value of our investment in Revett each reporting period as new information becomes available. We recorded unrealized gains (net of tax) of $110,234 and $196,191 in this investment for the three and six months ended December 31, 2005, respectively. Accordingly, we view the decline in fair value of our investment in Revett as temporary.
5.	ROYALTY INTERESTS IN MINERAL PROPERTIES
The following table summarizes the net book value of each of our royalty interests in mineral properties as of December 31, 2005 and June 30, 2005.
As of December 31, 2005:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(5,853,506)	2,251,514
NVR1	2,135,107	(1,533,566)	601,541
Bald Mountain	1,978,547	(1,801,056)	177,491
SJ Claims	20,788,444	(4,031,413)	16,757,031
Robinson mine	17,793,451	—	17,793,451
Mulatos mine	7,428,355	—	7,428,355
Troy mine GSR royalty	7,250,000	(696,946)	6,553,054
Leeville South	1,775,809	(1,713,323)	62,486
Leeville North	14,240,418	(53,864)	14,186,554
Martha	172,810	(172,810)	—

	81,667,961	(15,856,484)	65,811,477

Exploration stage royalty interests:
Leeville North	2,305,845	(271,186)	2,034,659
Troy mine Perpetual royalty	250,000	—	250,000
Buckhorn South	70,117	—	70,117

	2,625,962	(271,186)	2,354,776

Total royalty interests in mineral properties	$84,293,923	$(16,127,670)	$68,166,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of June 30, 2005:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(5,586,436)	2,518,584
NVR1	2,135,107	(1,475,264)	659,843
Bald Mountain	1,978,547	(1,785,945)	192,602
SJ Claims	20,788,444	(2,936,632)	17,851,812
Troy mine GSR royalty	7,250,000	(388,594)	6,861,406
Leeville South	1,775,809	(1,638,007)	137,802
Martha	172,810	(172,810)	—

	42,205,737	(13,983,688)	28,222,049
Development stage royalty interests:
Leeville North	14,240,418	—	14,240,418

Exploration stage royalty interests:
Leeville North	2,305,845	(271,187)	2,034,658
Troy mine Perpetual royalty	250,000	—	250,000
Buckhorn South	70,117	—	70,117

	2,625,962	(271,187)	2,354,775

Total royalty interests in mineral properties — Tangible	$59,072,117	$(14,254,875)	$44,817,242

Discussed below is a status of each of our royalty interests in mineral properties.
Pipeline Mining Complex
We own two sliding-scale gross smelter return royalties (GSR1 ranging from 0.40% to 5.0% and GSR2 ranging from 0.72% to 9.0%), a 0.71% fixed gross smelter royalty (GSR3), and a 0.39% net value royalty (NVR1) over the Pipeline Mining Complex that includes the Pipeline and South Pipeline gold deposits in Lander County, Nevada.
The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture between Placer Cortez Inc. (60%), a subsidiary of Placer Dome Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Bald Mountain
We own a 1.75% to 3.5% sliding-scale net smelter return, or NSR, royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Placer Dome U.S. Inc. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate would increase to 2% at a gold price of approximately $535 per ounce.
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
During our first fiscal quarter of 2006, Newmont began mining operations at Leeville North. Accordingly, during our first fiscal quarter of 2006, we reclassified our cost basis in Leeville North as a production stage royalty interest. As such, we began depleting our cost basis using the units of production method during the quarter ended September 30, 2005. Prior to our first fiscal quarter of 2006, we carried our interest in the proven and probable reserves at Leeville North as a development stage royalty interest.
We carry our interest in the non-reserve portion of Leeville North as an exploration stage royalty interest, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed at Leeville North associated with our royalty interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future circumstances indicate that the non-reserve portion of Leeville North will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.
Martha Mine
We own a 2% NSR royalty on the Martha mine located in the Santa Cruz Province of Argentina, operated by Coeur d’Alene Mining Corporation.
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine, located in northeastern Montana and operated by Revett. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of December 31, 2005, we have received payments associated with the GSR royalty totaling $1.4 million. We carry our interest in the proven and probable reserves for the GSR royalty as a production stage royalty interest, which is depleted using the units of production method estimated by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
using proven and probable reserves. Mining operations commenced at the Troy mine during December 2004, with the first shipment of concentrate occurring during January 2005. Amortization of our production stage interest commenced with the first concentrate shipment from the Troy mine during the third quarter of our fiscal year 2005.
We also own a perpetual GSR royalty (“Perpetual royalty”) at the Troy mine. The royalty rate for the Perpetual royalty begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. We carry our interest in the non-reserve portion of the Perpetual royalty as an exploration stage royalty, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed that are associated with our Perpetual royalty interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future events or circumstances indicate that the non-reserve portion of the Perpetual royalty will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.
Robinson Mine
We own a 3% NSR royalty on the Robinson mine, located in eastern Nevada. The Robinson mine is an open pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by Quadra since 2004. Royal Gold will begin receiving revenue from the Robinson royalty when a $20.0 million reclamation trust account is fully funded by Quadra. As of October 31, 2005, cumulative funding of the trust account by Quadra totaled approximately $14.7 million. The account is expected to be fully funded during the second half of calendar 2006, at which time, royalty payments will begin to accrue and be paid to Royal Gold.
Mulatos Mine
We own a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico. The Mulatos mine, owned and operated by Alamos is an open pit, heap leach gold mine, which is nearing completion of construction. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from a 0.30% payout for gold prices below $300 up to a maximum rate of 1.50% for gold prices above $400.
Buckhorn South
We hold a 16.5% net profits interest royalty on the Buckhorn South property, located in Eureka County, Nevada. Buckhorn South is a property of approximately 5,000 acres, subject to 265 unpatented mining claims, located approximately 2 miles south of the Buckhorn mine. The Buckhorn South interest is classified as an exploration stage royalty interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
6. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,907,295	23,276,477	$0.12
Effect of dilutive securities		287,560

Diluted EPS	$2,907,295	23,564,037	$0.12

As of December 31, 2005, all outstanding options were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common shares for the period.

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

	For The Six Months Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$5,964,726	22,201,543	$0.27
Effect of dilutive securities		250,917

Diluted EPS	$5,964,726	22,452,460	$0.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of December 31, 2005, all outstanding options were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common stock for the period.

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
7. INCOME TAXES
For the three months ended December 31, 2005, we recorded current and deferred tax expense of $1,328,312 compared with $649,482 during the three months ended December 31, 2004. Our effective tax rate for the three months ended December 31, 2005, was 31.4%, compared with 19.9% for the three months ended December 31, 2004. The increase in our effective tax between periods was the result of the release of a valuation allowance associated with the sale of available for sale securities of approximately $320,000 during the three months ended December 31, 2004.
For the six months ending December 31, 2005, we recognized current and deferred tax expense totaling $2,732,647 compared with $1,586,346 during the six months ended December 31, 2004. This resulted in an effective tax rate of 31.4% in the current period compared with 23.7% in the prior period. The increase in our effective tax rate is the result of the utilization of our remaining net operating loss carryforwards during fiscal year 2005.
During the six months ending December 31, 2005, and December 31, 2004, we remitted $3,382,212 and $1,325,000 in cash taxes, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8. COMMITMENTS AND CONTINGENCIES
Taparko Project
As discussed in Note 2, on December 1, 2005, Royal Gold entered into a Funding Agreement with HRG and its 90%-owned subsidiary, Somita, to acquire two initial production payments equivalent to GSR royalties and two subsequent GSR royalty interests burdening the Taparko-Bouroum Project (“Taparko Project”) in Burkina Faso, West Africa, operated by Somita. Royal Gold’s funding of the project will total $35 million over approximately a one-year period, which will be used for the development and construction of the Taparko Project. Construction of the Taparko Project has been initiated by Somita and is expected to be completed during the fourth quarter of calendar 2006.
As part of the $35 million funding commitment, an initial payment of $6.4 million was made to Somita upon closing. Subsequent funding of the Taparko Project will be made in installments over the construction period. Each funding installment is contingent upon Somita’s satisfaction of certain project requirements. The Funding Agreement outlines the completion requirements and construction milestones that must be met prior to each specific investment installment. The project is projected to meet the project completion requirements (as defined in the Funding Agreement) no later than May 31, 2007, at which time the entire $35 million will be funded by Royal Gold.
Taranis
As discussed in note 2, on November 4, 2005, we entered into an agreement for exploration in Finland with Taranis. We have committed to provide exploration funding totaling $500,000 over a period not to exceed 36 months in return for a 2% NSR royalty. In addition to the $500,000 commitment, the Company has an option to fund an additional $600,000 over the same period in return for a 51% joint venture in Taranis’ Kettukuusikko exploration project in Finland.
As of December 31, 2005, we have funded $37,027 of the committed $500,000. We have expensed the funding amount as a component of Exploration and Business Development in the accompanying financial statements.
Revett
Under the terms of the Revett purchase agreement, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed in curing such defaults. The principal and accrued interest under the promissory note as of December 31, 2005, was approximately $6.2 million with a maturity date of February 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
hazardous petroleum exploration wastes at the Site by Royal Gold’s predecessor, Royal Resources, Inc., during 1983 and 1984.
After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States of America intending to settle their liability for past and future clean-up costs incurred at the Site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, our share of the $25.3 million settlement amount was $107,858, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States of America on May 9, 2003. The United States of America may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States of America total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million. We believe this to be a remote possibility; therefore, we consider our potential liability to the United States of America to be resolved.
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
9. RELATED PARTY RECEIVABLE
As of December 31, 2005, we had a related party receivable with various employees of approximately $3.5 million. The receivable is the result of various employees exercising non-qualified stock options prior to December 31, 2005. This amount was collected by the Company in January 2006.

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
We refer to “GSR,” “NSR” and other types of royalty interests throughout this MD&A. These terms are defined in our 2005 Annual Report on Form 10-K.
Overview
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended December 31, 2005, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and exploration.
Our financial results are closely tied to the price of gold. For the quarter ended December 31, 2005, the price of gold averaged $486 per ounce, compared with an average price of $434 per ounce for the quarter ended December 31, 2004. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex was 5.0% compared with a rate of 4.5% during the prior period. The increase in our sliding-scale royalty rate, the addition of revenues from the acquired Troy mine royalties, and increased production at SJ Claims contributed to revenues of $7,575,307 during the quarter ended December 31, 2005, compared with revenues of $6,031,833 for the quarter ended December 31, 2004.
Our principal mineral property interests are set forth below:
▪	We hold four royalty interests at the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits. The Pipeline Mining Complex is operated by the Cortez Joint Venture, which is a joint venture between Placer Cortez, Inc. (60%), a subsidiary of Placer Dome, Inc., and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc. Our four royalty interests at the Pipeline Mining Complex are:
o	GSR1, a sliding-scale GSR royalty that covers the current mine footprint which includes the Pipeline and South Pipeline deposits and ranges from 0.4% at a gold price below $210 per ounce to 5.0% at a gold price of $470 per ounce or above;

o	GSR2, a sliding-scale GSR royalty that covers areas outside the current Pipeline mine footprint and ranges from 0.72% at a gold price below $210 per ounce to 9.0% at a gold price of $470 per ounce or above;

o	GSR3, a 0.71% fixed rate GSR royalty on the production covered by GSR1 and GSR2; and

o	NVR1, a fixed rate 0.39% net value royalty on all production on the South Pipeline and Crossroads area, not covering the Pipeline deposit.
▪	We hold 1.8% NSR royalty on the majority of the Leeville Project, which includes Leeville South (formerly the Carlin East deposit) and Leeville North underground mines, located in Nevada and operated by Newmont Mining Corporation.

▪	We hold a 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation, located in Nevada and operated by Barrick Gold Corporation.
Our other producing royalty interests include:
▪	Two royalty interests in the Troy underground silver and copper mine, operated by Revett, located in northwestern Montana:
o	A production payment equivalent to a 7.0% GSR royalty until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first; and

o	A GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a 2% GSR royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper;
▪	A 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha silver mine, which is operated by Coeur d’Alene Mines Corporation;

▪	A 1.75% NSR sliding-scale royalty interest that increases at a gold price of approximately $535 and covers a portion of the Bald Mountain mine in Nevada, operated by Placer Dome U.S. Inc.
Estimates received early in 2005 from the mine operators indicated that gold production, attributable to our royalty interests, for calendar year 2005 was expected to be approximately 860,000 ounces from the Pipeline Mining Complex, 90,000 ounces from the Leeville South mine and 51,000 from the Leeville North mine at the Leeville Project, 674,000 ounces from the SJ Claims and 40,000 ounces from the Bald Mountain mine. The Martha silver mine was expected to produce 1.7 million ounces of silver attributable to our royalty interest for the 2005 calendar year.
For calendar 2005, the mine operators have reported production attributable to our royalty interests of 930,049 ounces from the Pipeline Mining Complex, 72,562 ounces from Leeville South, 9,063 ounces from Leeville North, 742,841 ounces from the SJ Claims and approximately 40,000 ounces from the Bald Mountain mine. Martha mine does not provide production data.
Revett revised its production estimates downward during the course of calendar year 2005 and reported that the Troy mine produced 957,598 ounces of silver and 8.1 million pounds of copper during calendar 2005.

Royalty Acquisitions
Taranis Exploration Alliance
On November 4, 2005, we entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis Resources Inc. (“Taranis”) with respect to its exploration program in Finland. As part of the first Agreement, we will obtain a 2% NSR royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program, in exchange for a $321,638 (Cdn$375,000) investment in 937,500 shares of Taranis’ common stock and 468,750 warrants.
As part of the Agreements, we will fund $500,000 to Taranis for exploration work on the Kettukuusikko property in Lapland, Finland, in exchange for a 2% NSR royalty on the property. The royalty will become effective once the $500,000 has been expended. We also have an option to fund an additional $600,000, in exchange for a 51% joint venture interest in the Kettukuusikko project. If the joint venture option is exercised, we will contribute our 2% royalty to the joint venture, at which time the royalty shall terminate.
High River Gold - Taparko Project Financing
On December 1, 2005, we entered into a Funding Agreement with High River Gold Mines Ltd. and its 90%-owned subsidiary, Societe des Mines de Taparko, also known as Somita SA, to acquire two initial production payments equivalent to GSR royalties and two subsequent GSR royalty interests on the Taparko-Bouroum Project in Burkina Faso, West Africa, operated by Somita. Royal Gold’s funding of the project will total $35 million over approximately a one-year period, which will be used for the development and construction of the Taparko Project. Construction of the Taparko Project has been initiated by Somita and is expected to be completed during the fourth quarter of calendar 2006.
As part of the $35 million funding, an initial funding payment of $6.4 million was made to Somita upon closing of the transaction. Subsequent funding of the Taparko Project is contingent upon Somita’s satisfaction of certain project requirements. As a condition to the completion of the initial funding tranche, we obtained a guarantee of repayment from High River (the “Initial Guarantee”) of the initial $6.4 million payment, if the conditions precedent to completion of the second funding tranche is not completed prior to February 28, 2006. The significant conditions precedent to completion of the second tranche are as follows:
1.	Completion of final due diligence with results acceptable to Royal Gold;

2.	Completion of required documents, including (i) the guarantee of performance by HRG, (ii) the pledge of Somita shares to Royal Gold, and (iii) the conveyances of required production payments and royalties;

3.	Completion of legal opinions and other certificates;

4.	Evidence of insurance provided to Royal Gold;

5.	Evidence of proper title provided to Royal Gold;

6.	Submittal of final development plan to Royal Gold; and

7.	Evidence of executed agreement with construction contractor acceptable to Royal Gold.

In the event that Somita fails to complete the requirements for the second funding tranche, High River is obligated to repay the initial funding payment, plus interest at a rate of LIBOR plus 2%, to Royal Gold. As collateral for the Initial Guarantee by High River, Royal Gold obtained a pledge of shares of Somita (the “Initial Pledge”). The shares underlying the Initial Pledge are valued at approximately $7.8 million as of December 31, 2005. Both the Initial Pledge and Initial Guarantee will be cancelled and the shares returned to High River upon completion of the second funding tranche.
Royal Gold has classified the initial payment of $6.4 million, plus direct transaction costs of approximately $275,000, as an Advance to High River on the consolidated balance sheets as of December 31, 2005. The funding amount will be reclassified as a component of Royalty Interests in Mineral Properties upon completion of the second funding tranche (expected to be completed in February 2006).
Upon completion of the second funding tranche, we will obtain the following mineral interests, all related to the Taparko Project:
1.	TB-GSR1 – A fifteen percent (15%) gross smelter return (“GSR”) royalty on all gold produced from the Taparko Project. TB-GSR1 remains in force until cumulative production of 100% of the currently identified recoverable proven and probable reserve (804,420 ounces of gold, is achieved or until cumulative payments of $35 million have been made to us, whichever is earlier. Payments under TB-GSR1 are to be paid to us on a quarterly basis and will be calculated by taking the product of (i) total gold ounces produced during the quarter, (ii) the average price of gold (London P.M Fix) for the quarter, and (iii) the 15% GSR royalty rate.

2.	TB-GSR2 – A GSR sliding-scale royalty on all gold produced from the Taparko Project. TB-GSR2 remains in force until the termination of TB-GSR2. Payments under TB-GSR2 are to be paid to us on a quarterly basis and will be calculated by taking the product of (i) total gold ounces produced during the quarter, (ii) the average price of gold (London P.M Fix) for the quarter, and (iii) the sliding-scale royalty rate, which is to be determined as follows:
a.	When the average price of gold is $430 per ounce or more, the rate will be equal to the average price divided by 100 (e.g., a $440 gold price divided by 100 = 4.4%).

b.	When the average gold price is $385 per ounce or less, the rate will be equal to the average price divided by 90 (e.g., a $350 gold price divided by 90 = 3.88%).

c.	When the average price is between $385 and $430 per ounce, the rate is 4.3%.
3.	TB-GSR3 – A perpetual 2% GSR royalty on all gold contained in and produced from the Taparko Project area (as defined in the Funding Agreement). Payments under TB-GSR3 are calculated in the same manner as the TB-GSR1 royalty, are perpetual and will commence upon termination of the TB-GSR1 and TB-GSR2 royalties.

4.	TB-MR1 – A 0.75% milling fee royalty, calculated in the same manner as the TB-GSR1 royalty, on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area (as defined in the Funding Agreement). TB-MR1 royalty is subject to 1.1 million tons (1.0 million tonnes) per annum cap (e.g., if in a given year, the Taparko Project processing facility processes 881,854 tons (800,000 tonnes) of ore from the Taparko Project area and 551,159 tons (500,000 tonnes) of ore from areas outside the Taparko Project area, the 881,854 tons (800,000 tonnes) from the Taparko Project area would be subject to TB-GSR3 and the TB-MRI would only apply to 220,463 tons (200,000 tonnes) of ore.

High River has completed an ore reserve statement under Canada’s National Instrument 43-101 which, as of May 2005, states that proven and probable reserves at the Taparko Project total approximately 8.6 million tons (7.8 million tonnes) of ore, at an average grade of 0.084 opt (3.0 gpt) containing about 720,000 ounces of gold. High River expects initial average annual production of 90,000 ounces of gold from the Taparko Project.
Robinson and Mulatos Royalties
On December 28, 2005, we paid $25 million to Kennecott Minerals (“Kennecott”) in exchange for two existing royalty interests held by Kennecott, including a 3% NSR royalty on the Robinson mine, located in eastern Nevada, and a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico.
The Robinson mine is an open pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by Quadra Mining Ltd. (“Quadra”) since 2004. Quadra has reported that as of December 31, 2004, proven and probable reserves include 142.6 million tons (129.4 million tonnes) of ore, at an average grade of 0.0085 ounces of gold per ton (0.29 grams per tonne) and 0.69% copper, containing approximately 1.2 million ounces of gold and 2.0 billion pounds of copper. Quadra estimates that calendar year 2006 production will be in the range of 55,000 to 65,000 ounces of gold and 145 to 150 million pounds of copper. Quadra also stated that its molybdenum circuit is near completion, which is expected to produce in the range of 1.0 to 1.6 million pounds of molybdenum in calendar 2006.
We will begin receiving revenue from the Robinson royalty when a $20.0 million reclamation trust account is fully funded by Quadra. As of October 31, 2005, cumulative funding of the trust account by Quadra totaled approximately $14.7 million. The account is expected to be fully funded in the second half of calendar 2006, at which time royalty payments will begin to accrue and be paid to us.
The Mulatos project, owned and operated by Alamos Gold, Inc. (“Alamos”), is an open pit, heap leach gold mine, which is nearing completion of construction. According to Alamos, commercial production is expected in early calendar 2006. Based on the operator’s estimates, proven and probable reserves, as of June 1, 2004, include 40.1 million tons (36.4 million tonnes) of ore, at an average grade of 0.048 ounces per ton of gold (1.64 grams per tonne), containing approximately 1.9 million ounces of gold. Alamos anticipates that once full production is reached, yearly production is expected to average 150,000 ounces of gold. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from a 0.30% payout for gold prices below $300 up to a maximum rate of 1.50% for gold prices above $400.
Results of Operations
Quarter Ended December 31, 2005, Compared to Quarter Ended December 31, 2004
For the quarter ended December 31, 2005, we recorded net earnings of $2,907,295, or $0.12 per basic and diluted share, as compared to net earnings of $2,618,318, or $0.13 per basic share and $0.12 per diluted share, for the quarter ended December 31, 2004.
For the quarter ended December 31, 2005, we received total royalty revenues of $7,575,307 consisting of $5,526,543 from our royalties at the Pipeline Mining Complex, $1,196,313 from the SJ Claims, $138,600 from Leeville South, $74,711 from Leeville North, $380,789 from the Troy mine, $142,572 from Bald Mountain and $115,719 from the Martha mine, compared to total royalty revenues of $6,031,833 for the quarter ended December 31, 2004. This increase in royalty revenue compared with the quarter ended December 31, 2004, resulted from a higher sliding scale-royalty rate from the Pipeline Mining Complex due to a higher gold price during the period, the addition of revenue from the acquired Troy mine royalties, and increased production at the SJ Claims.
Cost of operations increased to $617,509 for the quarter ended December 31, 2005, compared to $525,016 for the quarter ended December 31, 2004. The increase was primarily due to non-cash employee compensation expense of $128,078, discussed below, and an increase in the Nevada Net Proceeds Tax, which is due to increased royalty revenue. These increases were partially offset by a decrease in consulting services.
General and administrative expenses increased to $1,647,996 for the quarter ended December 31, 2005, compared to $1,088,811 for the quarter ended December 31, 2004. The increase was primarily due to non-cash employee compensation expense of $619,072, discussed below.
Exploration and business development expenses increased to $1,026,540 for the quarter ended December 31, 2005, compared to $598,843 for the quarter ended December 31, 2004. The increase was primarily due to non-cash employee compensation expense of $327,334, discussed below, and an increase in our exploration funding of approximately $187,000, due to the Taranis Resources acquisition, as discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements. These increases were partially offset due to the Company fully funding the RG Russia project during fiscal year 2005.
Depreciation, depletion and amortization increased to $1,030,444 for the quarter ended December 31, 2005, compared to $867,121 for the quarter ended December 31, 2004. The increase was primarily due to increased production at our SJ Claims royalty along with the addition of production at the Troy mine, both resulting in additional depletion.
As discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. The Company has adopted SFAS 123(R) as of July 1, 2005, using the modified prospective application transition method. As a result of the adoption of SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $1,074,485 for the quarter ended December 31, 2005, which is allocated among cost of operations, general and administrative, and exploration and business development in our Consolidated Statements of Operations and Comprehensive Income. The total non-cash compensation expense allocated to cost of operations, general and administrative expenses, and exploration and business development expenses for the quarter ended December 31, 2005, was $128,079, $619,072 and $327,334, respectively. The total income tax benefit associated with non-cash stock compensation expense was approximately $337,000 for the three months ended December 31, 2005. As of December 31, 2005, there was $1,395,911, $1,222,022, and $1,727,016 of total unrecognized non-cash stock compensation expense related to our non-vested stock options, Restricted Stock and Performance Shares, respectively, granted under our equity compensation plan. We expect to recognize the non-cash compensation expense related to our non-vested stock options, Restricted Stock and Performance Shares over the remaining vesting period or 1.6 years, 5.75 years, and 1.5 years, respectively.
Interest and other income increased to $1,016,562 for the quarter ended December 31, 2005, compared to $181,250 for the quarter ended December 31, 2004. The increase is primarily due to higher interest rates and an increase in funds available for investing over the prior period, as a result of our public offering, of our common stock, during the first quarter of fiscal 2006 and cash flow from operations.
For the quarter ended December 31, 2004, we sold nearly all of our available for sale securities. The sale resulted in a gain of approximately $164,000, which is included in gain on sale of available for sale securities in the accompanying Consolidated Statements of Operations and Comprehensive Income. We had no sales of our available for sale securities for the quarter ended December 31, 2005.

For the quarter ended December 31, 2005, we recorded current and deferred tax expense of $1,328,312 compared with $649,482 during the three months ended December 31, 2004. Our effective tax rate for the three months ended December 31, 2005, was 31.4%, compared with 19.9% for the three months ended December 31, 2004. The increase in our effective tax between periods was the result of the release of a valuation allowance associated with the sale of available for sale securities of approximately $320,000 during the three months ended December 31, 2004.
Six Months Ended December 31, 2005, Compared to Six Months Ended December 31, 2004
For the six months ended December 31, 2005, we recorded net earnings of $5,964,726, or $0.27 per basic and diluted share, as compared to net earnings of $5,116,746, or $0.25 per basic and $0.24 per diluted share, for the six months ended December 31, 2004.
For the six months ended December 31, 2005, we received total royalty revenues of $14,402,927, consisting of $10,896,963 from our royalties at the Pipeline Mining Complex, $2,109,374 from the SJ Claims, $292,077 from Leeville South, $79,438 from Leeville North, $649,303 from the Troy mine, $211,791 from Bald Mountain and $163,980 from the Martha mine, compared to total royalty revenues of $11,955,924 for the six months ended December 31, 2004. This increase in royalty revenue compared with the six months ended December 31, 2004, resulted from a higher sliding scale-royalty rate from the Pipeline Mining Complex due to a higher gold price during the period, the addition of production from the Troy mine royalties, and increased production at the SJ Claims.
Cost of operations increased to $1,107,207 for the six months ended December 31, 2005, compared to $984,297 for the six months ended December 31, 2004. The increase was primarily due to non-cash employee compensation expense of $156,664, discussed below, and an increase in the Nevada Net Proceeds Tax, which is due to increased royalty revenue. These increases were partially offset by a decrease in consulting services.
General and administrative expenses increased to $2,607,504 for the six months ended December 31, 2005, compared to $1,904,674 for the six months ended December 31, 2004. The increase was primarily due to non-cash employee compensation expense of $741,028, discussed below. This increase was partially offset by a decrease in investor relations expenses of approximately $40,000.
Exploration and business development expenses increased to $1,461,250 for the six months ended December 31, 2005, compared to $1,054,458 for the six months ended December 31, 2004 . The increase was primarily due to non-cash employee compensation expense of $415,134, discussed below, and an increase in our exploration funding of approximately $187,000, due to the Taranis Resources acquisition, as discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements. These increases were partially offset due to the Company fully funding the RG Russia project during fiscal year 2005.
Depreciation, depletion and amortization increased to $1,928,469 for the six months ended December 31, 2005, compared to $1,727,309 for the six months ended December 31, 2004. The increase was primarily due to increased production at our SJ Claims royalty along with the addition of the Troy mine royalty, both resulting in additional depletion.
As discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. The Company has adopted SFAS 123(R) as of July 1, 2005, using the modified prospective application transition method. As a result of the adoption of SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $1,312,826 for the six months December 31, 2005, which is allocated among cost of operations, general and administrative expenses, and exploration and business development expenses in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the six months ended December 31, 2005, was $156,664, $741,028 and $415,134, respectively. The total income tax benefit associated with non-cash stock compensation expense was approximately $412,000 for the six months ended December 31, 2005.
Interest and other income increased to $1,453,656 for the six months ended December 31, 2005, compared to $312,415 for the six months ended December 31, 2004. The increase is primarily due to higher interest rates and an increase in funds available for investing over the prior period, as a result of our public offering, of our common stock, during the first quarter of fiscal 2006 and cash flow from operations.
For the six months ended December 31, 2004, we sold certain available for sale securities. The sale resulted in a gain of approximately $164,000, which is included in gain on sale of available for sale securities in the accompanying Consolidated Statements of Operations and Comprehensive Income. We had no sales of our available for sale securities for the quarter ended December 31, 2005.
For the six months ending December 31, 2005, we recognized current and deferred tax expense totaling $2,732,647 compared with $1,586,346 during the six months ended December 31, 2004. This resulted in an effective tax rate of 31.4% in the current period compared with 23.7% in the prior period. The increase in our effective tax between periods was the result of the release of a valuation allowance associated with the sale of available for sale securities of approximately $320,000 during the six months ended December 31, 2004.
Liquidity and Capital Resources
At December 31, 2005, we had current assets of $90,948,061 compared to current liabilities of $5,649,515 for a current ratio of nearly 16 to 1. This compares to current assets of $56,228,313 and current liabilities of $2,898,228 at June 30, 2005, resulting in a current ratio of 19 to 1. The decrease is due primarily to an increase in accounts payable and dividends payable. We continue to have no long-term debt.
During the six months ended December 31, 2005, liquidity needs were met from $14,402,927 in royalty revenues, net proceeds from the issuance of common stock of approximately $57,800,000, our available cash resources, and interest and other income of $1,453,656.
We have a line of credit from HSBC that may be used to acquire producing royalties and for general corporate purposes. During the period ended December 31, 2005, we finalized a line of credit expansion with HSBC to raise the availability under the line of credit from $10 million to $30 million. Any loan under the line of credit will be secured by a mortgage on our GSR1, GSR3 and NVR1 royalties at the Pipeline Mining Complex, and by a security interest in the cash proceeds from our royalty interests. As of December 31, 2005, no funds have been drawn under the line of credit. Cost associated with the line of credit expansion were approximately $78,000. These costs were capitalized as a component of other assets on the consolidated balance sheets and will be amortized over the life of the credit facility.
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
In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates from the operators of our royalty properties, the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as capital expenditures and costs associated with business development and exploration, settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
▪	changes in gold and other metals prices;

▪	the performance of the Pipeline Mining Complex;

▪	decisions and activities of the operators of our royalty properties;

▪	unanticipated grade, geological, metallurgical, processing or other problems at these properties;

▪	changes in project parameters as plans of the operators are refined;

▪	changes in estimates of reserves and mineralization by the operators of our royalty properties;

▪	economic and market conditions;

▪	future financial needs;

▪	the availability and size of acquisitions; and

▪	the ultimate additional liability, if any, to the State of California in connection with Casmalia matter;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Risk Factors - Decreases in prices of precious metals would reduce our royalty revenues,” under Part I, Items 1 & 2 “Business and Properties” of our 2005 Annual Report on Form 10-K for more information on factors that can affect gold prices. During the last five years, the market price for gold has fluctuated between $255 per ounce and $537 per ounce.

During the six month period ended December 31, 2005, we reported royalty revenues of $14,402,927, with an average gold price for the period of $463 per ounce. Our GSR1 royalty on the Pipeline Mining Complex, which produced the majority of our revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in our 2005 Annual Report on Form 10-K. For the quarter ended December 31, 2005, if the price of gold had averaged higher or lower by $20 per ounce (which includes a one price step in GSR1), we would have recorded an increase in revenues of approximately $295,301 or a decrease in revenues of approximately $524,137. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executives and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and our chief accounting officer, based on their evaluation of our disclosure controls and procedures as of December 31, 2005, concluded that our disclosure controls and procedures were effective for this purpose.
Changes in Internal Controls Over Financial Reporting
During the fiscal quarter ended December 31, 2005, there was no change in our internal controls and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A - Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I - Items 1 and 2 “Business and Properties” of our 2005 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2005 Annual Report on Form 10-K except as reflected in this Item 1A or in Item 2 “MD&A” of this Quarterly Report on Form 10-Q.
Foreign operations are subject to many risks.
Note: In addition to the other risks presented in the risk factor with this heading in our 2005 Annual Report on Form 10-K, language has been added in this risk factor to reflect our investments in Burkina Faso, West Africa and Mexico. We have not repeated language here that specifically describes risks regarding Russia and Argentina already included in the Form 10-K.
Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries, like Bulgaria, do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. We currently have interests in projects in Argentina, Burkina Faso, Finland, Mexico and Russia. We also pursue precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Central America, Northern Europe, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.
We are also subject to the risks of operating in Burkina Faso, West Africa. Countries in the region have historically experienced periods of political uncertainty, exchange rate fluctuations, balance of payments and trade difficulties as well as problems associated with extreme poverty and unemployment. Any of these economic or political risks could adversely affect the Taparko Project.
Our operations in Mexico are subject to risks such as the effects of local political developments and unrest and environmental regulations that have become increasingly stringent over the past decade. In the past, Mexico has experienced prolonged periods of weak economic conditions characterized by exchange rate instability, increased inflation and negative economic growth which could occur again in the future. Any of these risks could adversely affect the Mulatos mine.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 9, 2005, we held our 2005 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of September 16, 2005, and the vote with respect to each such matters are set forth below:
1.	To elect directors of Royal Gold, Inc.:

	For	Withheld

S. Oden Howell, Jr.	18,210,725	63,129
Edwin W. Peiker, Jr.	18,102,776	171,078
Donald Worth	18,218,992	54,862
2.	To approve the appointment of PricewaterhouseCoopers as the independent registered public accounting firm of Royal Gold, Inc. for the fiscal year ending June 30, 2006:

For:	Against:	Abstain:
18,214,250	31,140	28,464
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
10.1	Funding Agreement, dated as of December 1, 2005, by and between Societe des Mines de Taparko, also know as Somita SA, and Royal Gold, Inc.

10.2	Initial Guarantee Agreement, dated as of December 1, 2005, by High River Gold Mines, Ltd. in favor of Royal Gold, Inc.

10.3	Initial Pledge Agreement, dated as of December 1, 2005, by High River Gold Mines, Ltd. in favor of Royal Gold, Inc.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: February 8, 2006	By:	/s/ Stanley Dempsey
Stanley Dempsey
Chairman and Chief Executive Officer

Date: February 8, 2006	By:	/s/ Stefan Wenger
Stefan Wenger
Treasurer and Chief Accounting Officer

Exhibit Index
10.1	Funding Agreement, dated as of December 1, 2005, by and between Societe des Mines de Taparko, also know as Somita SA, and Royal Gold, Inc.

10.2	Form of Guarantee Agreement, dated as of December 1, 2005, by High River Gold Mines, Ltd. in favor of Royal Gold, Inc.

10.3	Form of Initial Pledge Agreement, dated as of December 1, 2005, by High River Gold Mines, Ltd. in favor of Royal Gold, Inc.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).