Form 10-Q
period 2006-03-31
ROYAL GOLD INC
filed 2006-05-09
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006
Commission File Number 001-13357
(a Delaware corporation)
Royal Gold, Inc.
1660 Wynkoop Street, Suite 1000
Denver, Colorado 80202-1132
(303) 573-1660
(Name, State of Incorporation, Address and Telephone Number)
I.R.S. Employer Identification Number 84-0835164
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 23,532,811 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of April 30, 2006.

INDEX

PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	1
Consolidated Statements of Operations and Comprehensive Income	2-3
Consolidated Statements of Stockholders’ Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	34

PART II OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURES	37
Guaranty and Agreement in Support of Somita Funding Agreement
Pledge Agreement
Guarantee Agreement
Pledge of Securities
Contribution Agreement
Performance Share Agreement
Certification of Chairman and CEO Pursuant to Section 302
Certification of Treasure and Chief Accounting Officer Pursuant to Section 302
Certification of Chairman and CEO Pursuant to Section 906
Certification of Treasurer and Chief Accounting Officer Pursuant to Section 906

ROYAL GOLD, INC.
Consolidated Balance Sheets

	March 31,
	2006	June 30,
	(Unaudited)	2005
Assets
Current assets
Cash and equivalents	$79,910,270	$48,840,371
Royalty receivables	4,729,696	6,601,329
Deferred tax assets	152,707	452,730
Prepaid expenses and other	739,206	333,883

Total current assets	85,531,879	56,228,313

Royalty interests in mineral properties, net (Note 5)	81,000,050	44,817,242
Available for sale securities (Note 4)	2,016,564	554,812
Deferred tax assets	623,386	160,417
Other assets	405,086	557,771

Total assets	$169,576,965	$102,318,555

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,418,215	$1,140,509
Income taxes payable	67,398	253,496
Dividend payable	1,297,620	1,050,628
Accrued compensation	187,500	278,500
Other	243,621	175,095

Total current liabilities	4,214,354	2,898,228

Deferred tax liabilities	7,290,639	7,586,402
Other long-term liabilities	76,834	96,634

Total liabilities	11,581,827	10,581,264

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 23,762,035 and 21,258,576 shares, respectively	237,619	212,585
Additional paid-in capital	165,043,413	104,163,515
Accumulated other comprehensive income (loss)	516,348	(284,920)
Deferred compensation	—	(524,659)
Accumulated deficit	(6,705,370)	(10,732,358)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	157,995,138	91,737,291

Total liabilities and stockholders’ equity	$169,576,965	$102,318,555

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2006	2005
Royalty revenues	$5,760,750	$5,868,538

Costs and expenses
Costs of operations	475,682	400,885
General and administrative	1,325,572	939,935
Exploration and business development	1,210,452	391,980
Depreciation, depletion and amortization	1,006,467	695,152
Total costs and expenses	4,018,173	2,427,952

Operating income	1,742,577	3,440,586

Interest and other income	815,692	202,827
Gain on sale of available for sale securities	—	51
Interest and other expense	(61,537)	(22,034)

Income before income taxes	2,496,732	3,621,430

Current tax expense	(976,681)	(599,445)
Deferred tax benefit (expense)	299,088	(295,896)

Net income	$1,819,139	$2,726,089

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	576,114	65,448
Realization of the change in market value on sale of available for sale securities, net of tax	—	(33)

Comprehensive income	$2,395,253	$2,791,504

Basic earnings per share	$0.08	$0.13

Basic weighted average shares outstanding	23,522,539	20,894,921

Diluted earnings per share	$0.08	$0.13

Diluted weighted average shares outstanding	23,810,698	21,099,404
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2006	2005
Royalty revenues	$20,163,677	$17,824,462

Costs and expenses
Costs of operations	1,582,889	1,385,182
General and administrative	3,933,077	2,844,608
Exploration and business development	2,671,702	1,446,438
Depreciation, depletion, and amortization	2,934,936	2,422,461

Total costs and expenses	11,122,604	8,098,689

Operating income	9,041,073	9,725,773

Interest and other income	2,269,347	515,241
Gain on sale of available for sale securities	—	163,577
Interest and other expense	(116,315)	(80,069)

Income before income taxes	11,194,105	10,324,522

Current tax expense	(4,331,408)	(1,807,979)
Deferred tax benefit (expense)	921,168	(673,708)

Net income	$7,783,865	$7,842,835

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	801,268	142,042
Realization of the change in market value on sale of available for sale securities, net of tax	—	(104,689)

Comprehensive income	$8,585,133	$7,880,188

Basic earnings per share	$0.34	$0.38

Basic weighted average shares outstanding	22,635,447	20,830,368

Diluted earnings per share	$0.34	$0.37

Diluted weighted average shares outstanding	22,909,476	21,027,613
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statement of Stockholders’ Equity for the Nine Months Ended March 31, 2006
(Unaudited)

				Accumulated
			Additional	Other					Total
	Common Shares		Paid-In	Comprehensive	Deferred	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Shares	Amount	Equity
Balance at June 30, 2005	21,258,576	$212,585	$104,163,515	$(284,920)	$(524,659)	$(10,732,358)	229,224	$(1,096,872)	$91,737,291

Issuance of common stock for:
Equity offering	2,227,912	22,279	54,696,157						54,718,436
Exercise of stock options	271,797	2,718	3,809,158						3,811,876
Vesting of Restricted Stock	3,750	37	88,500						88,537

Tax benefit of stock option exercises			890,695						890,695

Recognition of non-cash compensation expense for share-based compensation (Note 3)			1,920,047						1,920,047

Reversal of deferred compensation (Note 3)			(524,659)		524,659				—

Net income and comprehensive income for the nine months ended				801,268		7,783,865			8,585,133
Dividends declared						(3,756,877)			(3,756,877)

Balance at March 31, 2006	23,762,035	$237,619	$165,043,413	$516,348	$—	$(6,705,370)	229,224	$(1,096,872)	$157,995,138

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:

Net income	$7,783,865	$7,842,835
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	2,934,936	2,422,461
Gain on available for sale securities	—	(163,577)
Deferred tax (benefit) expense	(921,168)	673,708
Non-cash employee stock option compensation expense	2,008,584	162,213
Tax benefit from exercise of stock options	(890,695)	—

Changes in assets and liabilities:
Royalty receivables	1,871,633	95,846
Prepaid expenses and other assets	(321,728)	33,403
Accounts payable	1,277,706	755,936
Income taxes payable	704,597	—
Accrued liabilities and other current liabilities	(15,822)	86,310
Other long-term liabilities	(19,800)	(19,800)

Net cash provided by operating activities	14,412,108	11,889,335

Cash flows from investing activities:
Capital expenditures for property and equipment	(9,618)	(130,558)
Acquisition of royalty interests in mineral properties (Note 2)	(39,039,035)	(7,500,000)
Purchase of available for sale securities (Notes 2 and 4)	(204,715)	(1,000,000)
Proceeds from sale of available for sale securities	—	539,960

Net cash used in investing activities	(39,253,368)	(8,090,598)

Cash flows from financing activities:
Tax benefit from exercise of stock options	890,695	—
Dividends paid	(3,509,885)	(2,601,415)
Net proceeds from issuance of common stock	58,530,349	882,766

Net cash provided by (used in) financing activities	55,911,159	(1,718,649)

Net increase in cash and equivalents	31,069,899	2,080,088

Cash and equivalents at beginning of period	48,840,371	44,800,901

Cash and equivalents at end of period	$79,910,270	$46,880,989

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$3,642,212	$1,755,000

Non-cash financing activities:
Deferred compensation (equity offset)	$—	$729,960

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
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time.
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been included in this Form 10-Q. Operating results for the three and nine months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
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
2. ROYALTY ACQUISITIONS
Taranis Exploration Alliance
On November 4, 2005, Royal Gold entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis Resources Inc. (“Taranis”) with respect to its exploration program in Finland. As part of the first Agreement, the Company will obtain a 2% net smelter return (“NSR”) royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program, in exchange for a $321,638 investment in 937,500 shares of Taranis’ common stock and 468,750 warrants.
As part of the Agreements, we have funded $500,000 to Taranis for exploration work on the Kettukuusikko property in Lapland, Finland, in exchange for a 2% NSR royalty on the property. As of March 31, 2006, we have funded and expensed the entire $500,000 commitment. We also have an option to fund up to an additional $600,000. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. The Company has elected to exercise this option. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2% NSR royalty.
Taranis is publicly traded and therefore we have recorded the acquisition of the Taranis common stock and warrants as Available for sale securities on our consolidated balance sheets at their relative fair values. Our cost basis in the Taranis common stock and warrants is $204,715. We have expensed the remaining $116,923 of the $321,638 investment, plus approximately $34,000 in transaction costs, as Exploration and business development expense on our consolidated statements of operations and comprehensive income. Finally, amounts funded to Taranis as part of the $500,000 Kettukuusikko exploration commitment have been expensed as a component of Exploration and business development expense on our consolidated statements of operations and comprehensive income. As of March 31, 2006, we have funded and expensed the entire $500,000 commitment.
Robinson and Mulatos Royalties
On December 28, 2005, Royal Gold paid $25 million to Kennecott Minerals (“Kennecott”) in exchange for two existing royalty interests held by Kennecott, including a 3% NSR royalty on the Robinson mine, located in eastern Nevada, and a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico.
The Robinson mine is an open pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by Quadra Mining Ltd. (“Quadra”) since 2004. Royal Gold will begin receiving revenue from the Robinson royalty when a $20.0 million reclamation trust account is fully funded by Quadra. As of March 31, 2006, cumulative funding of the trust account by Quadra totaled approximately $18.4 million. The account is expected to be fully funded near the beginning of the first quarter of fiscal 2007, at which time royalty payments will begin to accrue and be paid to Royal Gold.
The Mulatos project, owned and operated by Alamos Gold, Inc. (“Alamos”), is an open pit, heap leach gold mine. According to Alamos, commercial production has been achieved effective April 1, 2006. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 up to 1.50% for gold prices above $400.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Kennecott transaction has been accounted for as a purchase of assets. As such, the $25 million acquisition cost, and approximately $267,000 of our direct legal and other acquisition costs, have been allocated to the two acquired royalties according to their relative fair values, as separate components of Royalty Interests in Mineral Properties on our consolidated balance sheets. Accordingly, $17.8 million has been allocated to the Robinson royalty and $7.4 million has been allocated to the Mulatos royalty.
Taparko Project Royalties
On March 1, 2006, Royal Gold entered into an Amended and Restated Funding Agreement (“Funding Agreement”) with Societe des Mines de Taparko, also known as Somita SA (“Somita”), a 90% owned subsidiary of High River Gold Mines Ltd. (“High River”), to acquire two initial production payments equivalent to gross smelter return (“GSR”) royalties and two subsequent GSR royalty interests on the Taparko-Bouroum Project (“Taparko Project”) in Burkina Faso, West Africa. The Funding Agreement amended and restated the initial Funding Agreement dated December 1, 2005, among Royal Gold, High River and Somita. The Taparko Project is operated by Somita. Royal Gold’s funding of the project will total $35 million over approximately a one-year period, which will be used for the development and construction of the Taparko Project. Construction of the Taparko Project has been initiated by Somita and is expected to be largely completed during the fourth quarter of calendar 2006, with production commencing during the first quarter of calendar 2007.
As of March 31, 2006, Royal Gold completed the second funding tranche and scheduled funding totaling approximately $7.1 million with High River, which resulted in total funding by Royal Gold of approximately $13.8 million. Upon completion of the second tranche funding, we obtained the following mineral interests, all related to the Taparko Project:
1.	TB-GSR1 – A production payment equivalent to a fifteen percent (15%) gross smelter return (“GSR”) royalty on all gold produced from the Taparko Project. TB-GSR1 remains in force until cumulative production of 804,420 ounces of gold is achieved, or until cumulative payments of $35 million have been made to us, whichever is earlier. Payments under TB-GSR1 are to be paid to us on a quarterly basis and will be calculated by taking the product of (i) total gold ounces produced during the quarter, (ii) the average price of gold (London P.M Fix) for the quarter, and (iii) the 15% GSR royalty rate.

2.	TB-GSR2 – A production payment equivalent to a GSR sliding-scale royalty on all gold produced from the Taparko Project. TB-GSR2 will be paid concurrently with, and remains in force until the termination of TB-GSR1. Payments under TB-GSR2 are to be paid to us on a quarterly basis and will be calculated by taking the product of (i) total gold ounces produced during the quarter, (ii) the average price of gold (London P.M Fix) for the quarter, and (iii) the sliding-scale royalty rate, which is to be determined as follows:
a.	When the average price of gold is $430 per ounce or more, the rate will be equal to the average price divided by 100 (e.g., a $440 gold price divided by 100 = 4.4%).

b.	When the average gold price is $385 per ounce or less, the rate will be equal to the average price divided by 90 (e.g., a $350 gold price divided by 90 = 3.88%).

c.	When the average price is between $385 and $430 per ounce, the rate is 4.3%.
3.	TB-GSR3 – A perpetual 2% GSR royalty on all gold contained in and produced from the Taparko Project area (as defined in the Funding Agreement). Payments under TB-GSR3 are calculated in the same manner as the TB-GSR1 royalty. This royalty is perpetual and will commence upon termination of the TB-GSR1 and TB-GSR2 royalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
4.	TB-MR1 – A 0.75% milling fee royalty, calculated in the same manner as the TB-GSR1 royalty, on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area (as defined in the Funding Agreement). TB-MR1 royalty is subject to a cap of 1.1 million tons per year (e.g., if in a given year, the Taparko Project processing facility processes 881,854 tons of ore from the Taparko Project area and 551,159 tons of ore from areas outside the Taparko Project area, the 881,854 tons from the Taparko Project area would be subject to TB-GSR1, TB-GSR2, or TB-GSR3 and the TB-MR1 would only apply to 220,463 tons of ore.
The Taparko transaction has been accounted for as a purchase of assets. Accordingly, the four components of the transaction noted above have been recorded at their allocated relative fair values as components of Royalty Interests in Mineral Properties on our consolidated balance sheets. The remaining funding amounts will be allocated according to their relative fair values as funding occurs. The first funding tranche was classified as an Advance to High River Gold on our consolidated balance sheets as of December 31, 2005.
In order to secure our investment during the period between funding by Royal Gold and project completion (as defined in the funding agreement), High River has pledged its 90% interest in the equity of Somita. Royal Gold will maintain its security interest, in the form of the Somita shares, through the construction period. The security interest will be released upon the project meeting Project Completion, as defined in the Funding Agreement.
In addition to the 90% interest in Somita, Royal Gold also obtained as collateral a pledge of shares of two equity investments held by High River. The equity value underlying the pledge of these shares is valued at approximately $12.7 million and includes 12,015,000 common shares in the capital stock of Pelangio Mines, Inc. and 1,790,941 common shares in the capital stock of Intrepid Minerals Corporation. The purpose of this collateral is to maintain a construction reserve that can be used to remedy any construction defects noted during the construction contract warranty period. This collateral can only be used to remedy identified construction defects and cannot be used to repay any of Royal Gold’s investment. This security interest will be released by Royal Gold at the end of the construction contract warranty period.
3. STOCKHOLDER’S EQUITY AND STOCK-BASED COMPENSATION
2004 Omnibus Long-Term Incentive Plan
In November 2004, our shareholders approved and we adopted an Omnibus Long-Term Incentive Plan (“2004 Plan”). The 2004 Plan replaced our Equity Incentive Plan. Under the 2004 Plan, 900,000 shares of common stock are available for future grants to officers, directors, key employees and other persons. The 2004 Plan provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, stock appreciation rights, and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.
For the three and nine months ended March 31, 2006, we recorded total non-cash stock compensation expense related to our equity compensation plans of $695,758 and $2,008,584, respectively, compared to $43,088 and $162,213 for the three and nine month periods ended March 31, 2005, respectively. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the three months ended March 31, 2006, was $103,097, $337,237 and $255,424, respectively, compared to $5,613, $26,160 and $11,315 for the three months ended March 31, 2005, respectively. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the nine

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
months ended March 31, 2006, was $259,761, $1,078,265 and $670,558, respectively, compared to $11,225, $128,358 and $22,630 for the nine months ended March 31, 2005.
The total income tax benefit associated with non-cash stock compensation expense was approximately $253,000 and $731,000 for the three and nine months ended March 31, 2006, respectively, compared to approximately $16,000 and $58,000 for the three and nine months ended March 31, 2005. In accordance with SFAS 123(R), the Company reversed $524,659 of deferred compensation upon adoption of SFAS 123(R).
The Company granted various awards under the 2004 Plan during November 2005, as detailed below. As of March 31, 2006, there are 451,875 shares of common stock reserved for future issuance under our 2004 Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of stock option activity under our equity compensation plans as of March 31, 2006, and changes during the period is presented below:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate Intrinsic
Options	Shares	Exercise Price	(Years)	Value
Outstanding at July 1, 2005	711,024	$13.53
Granted	107,500	$22.41
Exercised	(271,797)	$14.03
Forfeited and Expired	—	—

Outstanding at March 31, 2006	546,727	$15.02	6.7	$11,574,102

Exercisable at March 31, 2006	401,060	$12.95	4.1	$9,322,537

The weighted-average grant date fair value of options granted during the period ended
March 31, 2006, and 2005, was $12.04 and $9.23, respectively. The total intrinsic value of options exercised during the three and nine month periods ended March 31, 2006, were $1,992,609 and $5,516,335, respectively. The total intrinsic value of options exercised during the three and nine month periods ended March 31, 2005, was $2,128,630 and $2,510,732, respectively.
A summary of the status of the Company’s non-vested stock options as of March 31, 2006, and changes during the period ended March 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	133,850	$9.26
Granted	107,500	$12.04
Vested	(95,683)	$9.50
Forfeited	—

Non-vested at March 31, 2006	145,667	$11.15

As of March 31, 2006, there was $1,142,254 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the three months ended March 31, 2006, and 2005, was $0. The total fair value of shares vested during the nine months ended March 31, 2006, and 2005 was $503,472 and $267,468, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For The Three	For The Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2005	2005
Net income, as reported	$2,726,089	7,842,835

Add: Stock-based compensation expense for restricted stock awards included in reported net income, net of related tax effects	27,576	103,816
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(174,960)	(487,572)

Pro forma net income	$2,578,705	7,459,079

Earnings per share:
Basic, as reported	$0.13	0.38

Basic, pro forma	$0.12	0.36

Diluted, as reported	$0.13	0.37

Diluted, pro forma	$0.12	0.35

Stock-based Compensation
On November 8, 2005, certain employees and officers were granted 41,000 shares of restricted common stock that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to two different performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserves on an annual basis.
A summary of the status of the Company’s non-vested Performance Shares as of March 31, 2006, and changes during the period ended March 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	58,250		$17.38
Granted	41,000		$22.22
Vested	—	$
Forfeited	—	$

Non-vested at March 31, 2006	99,250		$19.38

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with SFAS 123(R), the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
made at such time as management can reasonably estimate the number of shares that will be earned. As of March 31, 2006, our estimates indicated that it is probable that approximately 70% of our non-vested Performance Shares will be earned. As a result, for the three and nine months ended March 31, 2006, we recorded non-cash stock compensation expense associated with our Performance Shares of $343,578 and $817,207, respectively. As of March 31, 2006, total unrecognized non-cash stock compensation expense related to our Performance Shares is $527,658, which is expected to be recognized over the next 2.25 years, the period over which it is probable that the performance goals will be attained.
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
A summary of the status of the Company’s non-vested Restricted Stock as of March 31, 2006, and changes during the period ended March 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	37,625	$17.38
Granted	64,000	$22.38
Vested	(8,125)	$20.26
Forfeited	(625)	$17.38

Non-vested at March 31, 2006	92,875	$20.58

For the three months ended March 31, 2006, and 2005, we recorded non-cash stock compensation expense associated with the Restricted Stock of $98,523 and $43,088, respectively. For the nine months ended March 31, 2006, and 2005, we recorded non-cash stock compensation associated with the Restricted Stock of $328,672 and $162,213. As of March 31, 2006, total unrecognized non-cash stock compensation expense related to Restricted Stock was $1,628,493, which is expected to be recognized over the remaining vesting period or 5.50 years.
Stock Issuances
During the three months ended March 31, 2006, options to purchase 79,236 shares were exercised, resulting in proceeds of $854,505. During the nine months ended March 31, 2006, options to purchase 271,797 shares were exercised, resulting in proceeds of $3,809,158. During the three months ended March 31, 2005, options to purchase 156,339 shares were exercised, resulting in proceeds of $752,212. During the nine months ended March 31, 2005, options to purchase 184,203 shares were exercised, resulting in proceeds of $882,766.
In September 2005, we sold 2,227,912 shares of our common stock in an underwritten public offering, at a price of $26.00 per share, resulting in proceeds of approximately $54.7 million, which is net of the underwriters discount of $2.9 million and estimated transaction costs of approximately $327,000. The net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
proceeds in this equity offering have been and will continue to be used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.
4. AVAILABLE FOR SALE SECURITIES
Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity. We recorded unrealized gains (net of tax) of $576,114 and $65,448 for the three months ended March 31, 2006, and 2005, respectively. We recorded unrealized gains (net of tax) of $801,268 and $142,042 for the nine months ended March 31, 2006, and 2005, respectively. When investments are sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, are included in determining net income. We had no sales of available for sale investments during the three and nine months ended March 31, 2006. We recorded a gain on sale of available for sale securities of $51 and $163,577 during the three and nine months ended March 31, 2005.
We hold 1.3 million shares of Revett Silver Company (“Revett”) that are recorded as an investment in available for sale securities on the Consolidated Balance Sheets. The market value for our investment in the shares of Revett was $1.5 million as of March 31, 2006. Our cost basis in the Revett shares is $1.0 million. We also hold 937,500 and 468,750 shares of common stock and warrants, respectively, in Taranis as part of the alliance with Taranis as explained in Note 2. Our cost basis in the Taranis common stock and warrants is $204,715. The market value for our investment in Taranis common stock and warrants was $473,186 as of March 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following table summarizes the net book value of each of our royalty interests in mineral properties as of March 31, 2006, and June 30, 2005.
As of March 31, 2006:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(5,923,212)	2,181,808
NVR1	2,135,107	(1,545,913)	589,194
Bald Mountain	1,978,547	(1,809,371)	169,176
SJ Claims	20,788,444	(4,597,642)	16,190,802
Robinson mine	17,824,776	—	17,824,776
Mulatos mine	7,441,779	—	7,441,779
Troy mine GSR royalty	7,250,000	(916,734)	6,333,266
Troy mine Perpetual royalty	250,000	—	250,000
Leeville South	1,775,809	(1,741,551)	34,258
Leeville North	14,240,418	(132,681)	14,107,737
Martha	172,810	(172,810)	—

	81,962,710	(16,839,914)	65,122,796

Development stage royalty interest:
Taparko Project
TB-GSR1	10,230,622	—	10,230,622
TB-GSR2	2,994,216	—	2,994,216
TB-GSR3	418,670	—	418,670

	13,643,508	—	13,643,508

Exploration stage royalty interests:
Taparko Project
TB-GSR3	78,061	—	78,061
TB-MR1	50,910	—	50,910
Leeville North	2,305,845	(271,187)	2,034,658
Buckhorn South	70,117	—	70,117
	2,504,933	(271,187)	2,233,746
Total royalty interests in mineral properties	$98,111,151	$(17,111,101)	$81,000,050

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
The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture between Barrick Gold Corporation (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Bald Mountain
We own a 1.75% to 3.5% sliding-scale net smelter return, or NSR, royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Barrick Gold Corporation (“Barrick”). The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate is calculated quarterly and would currently increase to 2% at a quarterly average gold price of approximately $630 per ounce in today’s dollars.
SJ Claims
We own a 0.9% NSR on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by Barrick at its Goldstrike property.
Leeville Project
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. Current production from the Leeville Project is derived from Leeville South and Leeville North underground mines, which are operated by Newmont Mining Corporation (“Newmont”).
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
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine, located in northeastern Montana and operated by Revett. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of March 31, 2006, we have received payments associated with the GSR royalty totaling $1.8 million. We carry our interest in the proven and probable reserves for the GSR royalty as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
production stage royalty interest, which is depleted using the units of production method estimated by using proven and probable reserves. Mining operations commenced at the Troy mine during December 2004, with the first shipment of concentrate occurring during January 2005. Amortization of our production stage interest commenced with the first concentrate shipment from the Troy mine during the third quarter of our fiscal year 2005.
We also own a perpetual GSR royalty (“Perpetual Royalty”) at the Troy mine. The royalty rate for the Perpetual Royalty begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. Effective January 1, 2006, we have re-classified our interest in the Perpetual Royalty from an exploration stage royalty interest to a production stage interest due to an increase in reserves at the Troy mine. We will deplete our interest in the Perpetual Royalty using the units of production method as production occurs in future periods.
Taparko Mine
We own a production payment equivalent to a 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko Project, located in Burkina Faso and operated by Somita. TB-GSR1 remains in-force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. We also own a production payment equivalent to a GSR sliding-scale royalty (TB-GSR2) on all gold produced from the Taparko Project. TB-GSR2 is effective concurrently with TB-GSR1, and remains in-force until the termination of TB-GSR1. We carry our interests in TB-GSR1 and TB-GSR2 as development stage royalty interests, which are not currently subject to periodic amortization.
We also own a perpetual 2% GSR royalty (TB-GSR3) royalty on all gold contained in and produced from the Taparko Project area. TB-GSR3 will commence upon termination of TB-GSR1 and TB-GSR2 royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest, which is not subject to periodic amortization at this time. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest, which is also not subject to periodic amortization at this time.
In addition, we own a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area, subject to a 1.1 million tons per year cap. TB-MR1 is classified as an exploration stage royalty interest and is not subject to periodic amortization at this time.
Robinson Mine
We own a 3% NSR royalty on the Robinson mine, located in eastern Nevada. The Robinson mine is an open pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by Quadra since 2004. Royal Gold will begin receiving revenue from the Robinson royalty when a $20.0 million reclamation trust account is fully funded by Quadra. As of March 31, 2006, cumulative funding of the trust account by Quadra totaled approximately $18.4 million. The account is expected to be fully funded near the beginning of the first quarter of our fiscal year 2007, at which time, royalty payments will begin to accrue and be paid to Royal Gold.
Mulatos Mine
We own a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico. The Mulatos mine, owned and operated by Alamos, is an open pit, heap leach gold mine. The Mulatos mine sliding-scale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 up to 1.50% for gold prices above $400.
Buckhorn South
We hold a 16.5% net profits interest royalty on the Buckhorn South property, located in Eureka County, Nevada. Buckhorn South is a property of approximately 5,000 acres, subject to 265 unpatented mining claims, located approximately 2 miles south of the Buckhorn mine. The Buckhorn South interest is classified as an exploration stage royalty interest.
6. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended March 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,819,139	23,522,539	$0.08

Effect of dilutive securities		288,159

Diluted EPS	$1,819,139	23,810,698	$0.08

As of March 31, 2006, all outstanding options were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common shares for the period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For The Nine Months Ended March 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$7,783,865	22,635,447	$0.34

Effect of dilutive securities		274,029

Diluted EPS	$7,783,865	22,909,476	$0.34

As of March 31, 2006, all outstanding options were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common stock for the period.

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
7. INCOME TAXES
For the three months ended March 31, 2006, we recorded current and deferred tax expense of $677,593 compared with $895,341 during the three months ended March 31, 2005. Our effective tax rate for the three months ended March 31, 2006, was 27.1%, compared with 24.7% for the three months ended March 31, 2005. The increase in our effective tax rate between periods was the result of the release of a valuation allowance associated with the available for sale securities of approximately $320,000 during fiscal year 2005.
For the nine months ending March 31, 2006, we recognized current and deferred tax expense totaling $3,410,240 compared with $2,481,687 during the nine months ended March 31, 2005. This resulted in an effective tax rate of 30.5% in the current period compared with 24.0% in the prior period. The increase in our effective tax rate is the result of the release of a valuation allowance associated with the sale of available for sale securities of approximately $320,000 during the nine months ended March 31, 2005.
During the nine months ending March 31, 2006, and March 31, 2005, we remitted $3,642,212 and $1,755,000 in cash taxes, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8. COMMITMENTS AND CONTINGENCIES
Taparko Project
As discussed in Note 2, on March 1, 2006, Royal Gold entered into a Funding Agreement with Somita to acquire two initial production payments equivalent to GSR royalties and two subsequent GSR royalty interests burdening the Taparko Project in Burkina Faso, West Africa. The Funding Agreement amended and restated the initial Funding Agreement, dated December 1, 2005, among Royal Gold, High River and Somita. The Taparko Project is operated by Somita. Royal Gold’s funding of the project will total $35 million over approximately a one-year period, which will be used for the development and construction of the Taparko Project. Construction of the Taparko Project has been initiated by Somita and is expected to be completed during the first quarter of calendar 2007.
As part of the $35 million funding commitment, Royal Gold has completed the second funding tranche, which resulted in total funding by Royal Gold of approximately $13.8 million as of March 31, 2006. Subsequent funding of the Taparko Project will be made in installments over the construction period. The Funding Agreement outlines the construction milestones that must be met prior to each specific funding installment. The project is projected to meet all construction requirements (as defined in the Funding Agreement) no later than September 30, 2007, at which time the entire $35 million will have been funded by Royal Gold.
Under a separate Contribution Agreement between Royal Gold and High River, once Royal Gold has funded $13.8 million (this funding level has been completed by Royal Gold as of March 31, 2006), High River is responsible for contributing additional equity contributions in the amount of $10.8 million to cover currently anticipated cost overruns prior to any additional funding by Royal Gold. High River is expected to complete its additional equity contributions by July 1, 2007. High River is also responsible for any additional cost overruns incurred during the construction and construction warranty periods.
If High River is unable to make the required equity contributions, Royal Gold has the right to either (a) provide funding that High River failed to fund, or (b) declare a default under the Funding agreement. In the event that Royal Gold elects to provide funding in the amount that High River fails to fund, Royal Gold may elect to acquire either an equity interest in High River, consisting of units of common shares and warrants of High River as defined, or to obtain additional royalty interests in the Taparko Project in an amount in proportion to the amount of the additional funding compared with Royal Gold’s original $35 million funding commitment. As of April 26, 2006, High River has made all required equity commitments as scheduled, under its Contribution Agreement.
Taranis
As discussed in note 2, on November 4, 2005, we entered into an agreement for exploration of the Taranis Kettukuusikko project in Finland with Taranis. We have funded exploration totaling $500,000 in return for a 2% NSR royalty. We also have an option to fund up to an additional $600,000. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. The Company has elected to exercise this option. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2% NSR royalty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Revett
Under the terms of the Revett purchase agreement, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed in curing such defaults. The principal and accrued interest under the promissory note as of March 31, 2006, was approximately $6.0 million with a maturity date of February 2008.
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
This MD&A contains forward-looking information. Our important note about forward-looking statements, which you will find following this MD&A and following the MD&A in our 2005 Annual Report on Form 10-K, applies to these forward-looking statements.
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
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also explore and develop properties thought to contain precious metals and seek to obtain royalty interests and other carried ownership interests in these properties through the subsequent transfer of interests to other mining companies. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended March 31, 2006, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and exploration.
Our financial results are closely tied to the price of gold and production from our royalty properties. For the quarter ended March 31, 2006, the price of gold averaged $554 per ounce, compared with an average price of $427 per ounce for the quarter ended March 31, 2005. As a result of the increased gold price, our GSR1 sliding-scale royalty at the Pipeline Mining Complex was 5.0% compared with a rate of 4.25% during the prior period. Lower production at the Pipeline Mining Complex, which was largely offset by rising metal prices and an increase in our sliding-scale royalty, along with increased revenues from SJ Claims and Bald Mountain resulted in revenues of $5,760,750 during the quarter ended March 31, 2006, compared with revenues of $5,868,538 for the quarter ended March 31, 2005. We believe, based on estimates from the operators of our royalty properties, that the expected continued ramp-up of production at the Leeville and Troy mines, increased levels of production attributable to our royalty interest at Bald Mountain, the start of royalty payments at the Mulatos property in the fourth quarter of fiscal 2006, and the commencement of payments from the Robinson and Tarparko royalties in fiscal 2007 will provide revenue growth in future periods.
Our principal mineral property interests are set forth below:
▪	We hold four royalty interests at the Pipeline Mining Complex, which includes the Pipeline and South Pipeline gold deposits. The Pipeline Mining Complex is operated by the Cortez Joint Venture, which is a joint venture between Barrick Gold Corporation (“Barrick”) (60%), and

Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc. Our four royalty interests at the Pipeline Mining Complex are:
o	GSR1, a sliding-scale GSR royalty that covers the current mine footprint which includes the Pipeline and South Pipeline deposits and ranges from 0.4% at a gold price below $210 per ounce to 5.0% at a gold price of $470 per ounce or above;

o	GSR2, a sliding-scale GSR royalty that covers areas outside the current Pipeline mine footprint and ranges from 0.72% at a gold price below $210 per ounce to 9.0% at a gold price of $470 per ounce or above;

o	GSR3, a 0.71% fixed rate GSR royalty on the production covered by GSR1 and GSR2; and

o	NVR1, a fixed rate 0.39% net value royalty on all production on the South Pipeline and Crossroads area, not covering the Pipeline deposit.
▪	We hold 1.8% NSR royalty on the majority of the Leeville Project, which includes Leeville South and Leeville North underground mines, located in Nevada and operated by Newmont Mining Corporation.

▪	We hold a 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation, located in Nevada and operated by Barrick.
Our other producing royalty interests include:
▪	Two royalty interests in the Troy underground silver and copper mine, operated by Revett, located in northwestern Montana:
o	A production payment equivalent to a 7.0% GSR royalty until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first; and

o	A GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a 2% GSR royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper;
▪	A 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha silver mine, which is operated by Coeur d’Alene Mines Corporation;

▪	A 1.75% NSR sliding-scale royalty interest that increases to 2% at a gold price of approximately $630 and covers a portion of the Bald Mountain mine in Nevada, operated by Barrick.
During the nine months ended March 31, 2006, we acquired the following royalty interests (see below for further discussion of these royalty acquisitions):
▪	We hold four royalty interests on the Taparko-Bouroum Project (“Taparko Project”), located in Burkina Faso and operated by High River Gold Mines Ltd. (“High River”). Our four royalty interests at the Taparko Project are:
o	TB-GSR1, a production payment equivalent to a 15% GSR royalty on all gold produced from the Taparko Project until either cumulative production of 100% of the currently identified recoverable proven and probable reserve (804,420 ounces of gold) is achieved or until we receive $35 million in cumulative payments;

o	TB-GSR2, a production payment equivalent to a GSR sliding-scale royalty on all gold produced from the Taparko Project. TB-GSR2 remains in-force until the termination of TB-GSR1;

o	TB-GSR3, a perpetual 2% GSR royalty on all gold contained in and produced from the Taparko Project area. TB-GSR3 will commence upon the termination of the TB-GSR1 and TB-GSR2 royalties; and

o	TB-MR1, a 0.75% milling fee royalty, calculated in the same manner as the TB-GSR1 royalty, on all gold, subject to annual caps, processed through the Taparko Project processing facilities that is mined from any area outside the Taparko Project area.
▪	A 3% NSR royalty on the Robinson mine, located in eastern Nevada and operated by Quadra Mining Ltd. (“Quadra”);

▪	A sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico, and operated by Alamos Gold, Inc. (“Alamos”). The sliding-scale NSR royalty, capped at two million ounces of gold production, ranges from 0.30% payout for gold prices below $300 up to a maximum rate of 1.50% for gold prices above $400.
Estimates received from the mine operators during the first quarter of calendar year 2006 indicated that gold production, attributable to our royalty interests, for calendar year 2006 was expected to be approximately 385,000 ounces from the Pipeline Mining Complex, 32,000 ounces from the Leeville South mine and 209,000 from the Leeville North mine at the Leeville Project, 903,000 ounces from the SJ Claims, 53,500 ounces from the Robinson mine, and 139,000 ounces from the Mulatos mine. The Martha silver mine is expected to produce 2.5 million ounces of silver attributable to our royalty interest for the 2006 calendar year. The Troy mine is expected to produce 1.8 million ounces of silver and 15.6 million pounds of copper attributable to our royalty interest for the 2006 calendar year. The Robinson mine is expected to produce 128 to 132 million pounds of copper and 0.5 to 1.0 million pounds of molybdenum.
We will begin earning royalty payments from our Mulatos mine royalty in the fourth quarter of fiscal 2006. We will begin receiving revenue from the Robinson royalty when a $20.0 million reclamation trust account is fully funded by Quadra. As of March 31, 2006, cumulative funding of the trust account by Quadra totaled approximately $18.4 million. The account is expected to be fully funded near the beginning of our first quarter of fiscal 2007, at which time royalty payments will begin to accrue and be paid to us.
As of March 31, 2006, the mine operators have reported production attributable to our royalty interests of 98,802 ounces from the Pipeline Mining Complex, 13,200 ounces from the Leeville South, 12,382 ounces from Leeville North, and 261,602 ounces from the SJ Claims. Revett reported that the Troy mine produced 225,580 ounces of silver and 1,754,517 pounds of copper during the three months ended March 31, 2006.
Royalty Acquisitions
Taranis Exploration Alliance
On November 4, 2005, we entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis Resources Inc. (“Taranis”) with respect to its exploration program in Finland. As part of the first Agreement, we will obtain a 2% NSR royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program, in exchange for a $321,638 investment in 937,500 shares of Taranis’ common stock and 468,750 warrants.

As part of the Agreements, we have funded $500,000 to Taranis for exploration work on the Kettukuusikko property in Lapland, Finland, in exchange for a 2% NSR royalty on the property. As of March 31, 2006, we have funded and expensed the entire $500,000 commitment. We also have an option to fund up to an additional $600,000. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. We have elected to exercise this option. In the event that we do not fully fund the $600,000 to earn the joint venture interest, we would retain our 2% NSR royalty.
High River Gold – Tarparko Project Financing
On March 1, 2006, Royal Gold entered into an Amended and Restated Funding Agreement (“Funding Agreement”) Societe des Mines de Taparko, also known as Somita SA (“Somita”), a 90% owned subsidiary of High River Gold Mines Ltd. (“High River”), to acquire two initial production payments equivalent to gross smelter return (“GSR”) royalties and two subsequent GSR royalty interests on the Taparko-Bouroum Project (“Taparko Project”) in Burkina Faso, West Africa. The Funding Agreement amended and restated the initial Funding Agreement dated December 1, 2005, among Royal Gold, High River and Somita. The Taparko Project is operated by Somita. Royal Gold’s funding of the project will total $35 million over approximately a one-year period, which will be used for the development and construction of the Taparko Project. Construction of the Taparko Project has been initiated by Somita and is expected to be near completion during the fourth quarter of calendar 2006, with production commencing during the first quarter of calendar 2007.
As of March 31, 2006, we completed the second funding tranche and additional scheduled funding totalling approximately $7.1 million with High River, which resulted in total funding by us of approximately $13.8 million. Upon completion of the second funding tranche, we obtained the following mineral interests, all related to the Taparko Project:
1.	TB-GSR1 – A production payment equivalent to a fifteen percent (15%) gross smelter return (“GSR”) royalty on all gold produced from the Taparko Project. TB-GSR1 remains in force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to us, whichever is earlier. Payments under TB-GSR1 are to be paid to us on a quarterly basis and will be calculated by taking the product of (i) total gold ounces produced during the quarter, (ii) the average price of gold (London P.M Fix) for the quarter, and (iii) the 15% GSR royalty rate.

2.	TB-GSR2 – A production payment equivalent to a GSR sliding-scale royalty on all gold produced from the Taparko Project. TB-GSR2 will be paid concurrently with TB-GSR1, and remains in force until the termination of TB-GSR1. Payments under TB-GSR2 are to be paid to us on a quarterly basis and will be calculated by taking the product of (i) total gold ounces produced during the quarter, (ii) the average price of gold (London P.M Fix) for the quarter, and (iii) the sliding-scale royalty rate, which is to be determined as follows:
a.	When the average price of gold is $430 per ounce or more, the rate will be equal to the average price divided by 100 (e.g., a $440 gold price divided by 100 = 4.4%).

b.	When the average gold price is $385 per ounce or less, the rate will be equal to the average price divided by 90 (e.g., a $350 gold price divided by 90 = 3.88%).

c.	When the average price is between $385 and $430 per ounce, the rate is 4.3%.
3.	TB-GSR3 – A perpetual 2% GSR royalty on all gold contained in and produced from the Taparko Project area (as defined in the Funding Agreement). Payments under TB-GSR3 are calculated in the same manner as the TB-GSR1 royalty, are perpetual and will commence upon termination of the TB-GSR1 and TB-GSR2 royalties.

4.	TB-MR1 – A 0.75% milling fee royalty, calculated in the same manner as the TB-GSR1 royalty, on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area (as defined in the Funding Agreement). TB-MR1 royalty is subject to a cap of 1.1 million tons per year (e.g., if in a given year, the Taparko Project processing facility processes 881,854 tons of ore from the Taparko Project area and 551,159 tons of ore from areas outside the Taparko Project area, the 881,854 tons from the Taparko Project area would be subject to TB-GSR1, TB-GSR2, or TB-GSR3 and the TB-MRI would only apply to 220,463 tons of ore).
As part of the $35 million funding commitment, we have completed the second funding tranche, which resulted in total funding by us of approximately $13.8 million as of March 31, 2006. Subsequent funding of the Taparko Project will be made in installments over the construction period. The Funding Agreement outlines the construction milestones that must be met prior to each specific funding installment. The project is projected to meet all construction requirements (as defined in the Funding Agreement) no later than September 30, 2007, at which time the entire $35 million will have been funded by us.
Under a separate Contribution Agreement, High River is responsible for contributing additional equity contributions in the amount of $10.8 million to cover currently anticipated cost overruns prior to any additional funding by us. High River is expected to complete its additional equity contributions by July 1, 2007. High River is also responsible for any additional cost overruns incurred during the construction and construction warranty periods.
If High River is unable to make the required equity contributions, we have the right to either (a) provide funding that High River failed to fund, or (b) declare a default under the Funding Agreement. In the event that we elect to provide funding in the amount that High River fails to fund, we may elect to acquire either an equity interest in High River, consisting of units of common shares and warrants of High River as defined, or to obtain additional royalty interests in the Taparko Project in an amount in proportion to the amount of the additional funding compared with our original $35 million funding commitment. As of April 30, 2006, High River has made all required equity commitments as scheduled, under its Contribution Agreement.
In order to secure our investment during the period between funding by us and project completion (as defined in the Funding Agreement), High River has pledged its 90% interest in the equity of Somita. We will maintain our security interest, in the form of the Somita shares, through the construction period. The security interest will be released upon the project meeting Project Completion, as defined in the Funding Agreement.
In addition to the 90% interest in Somita, we have also obtained as collateral a pledge of shares of two equity investments held by High River. The equity value underlying the pledge of these shares is valued at approximately $12.7 million and includes 12,015,000 common shares in the capital stock of Pelangio Mines, Inc. (traded on the Toronto Stock Exchange and valued at approximately $10.5 million as of April 30, 2006) and 1,790,941 common shares in the capital stock of Intrepid Minerals Corporation (traded on the Toronto Stock exchange and valued at approximately $2.2 million as of April 30, 2006). The purpose of this collateral is to maintain a construction reserve that can be used to remedy any construction defects noted during the construction contract warranty period. These shares can only be used to remedy identified construction defects and cannot be used to repay any of our investment. This security interest will be released by the Company at the end of the construction contract warranty period.

Robinson and Mulatos Royalties
On December 28, 2005, we paid $25 million to Kennecott Minerals (“Kennecott”) in exchange for two existing royalty interests held by Kennecott, including a 3% NSR royalty on the Robinson mine, located in eastern Nevada, and a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico.
The Robinson mine is an open pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by Quadra since 2004. Quadra estimates that calendar year 2006 production will be approximately 53,500 ounces of gold and 128 to 132 million pounds of copper. Quadra completed construction of a molybdenum circuit during the first quarter of 2006, which is expected to produce 0.5 to 1.0 million pounds of molybdenum in calendar 2006.
We will begin receiving revenue from the Robinson royalty when a $20.0 million reclamation trust account is fully funded by Quadra. As of March 31, 2006, cumulative funding of the trust account by Quadra totaled approximately $18.4 million. The account is expected to be fully funded near the beginning of our first quarter of fiscal 2007, at which time royalty payments will begin to accrue and be paid to us.
The Mulatos project, owned and operated by Alamos, is an open pit, heap leach gold mine. According to Alamos, commercial production has been achieved effective April 1, 2006. Alamos anticipates that once full production is reached, yearly production is expected to average 150,000 ounces of gold. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 up to 1.50% for gold prices above $400.
Results of Operations
Quarter Ended March 31, 2006, Compared to Quarter Ended March 31, 2005
For the quarter ended March 31, 2006, we recorded net earnings of $1,819,139, or $0.08 per basic and diluted share, as compared to net earnings of $2,726,089, or $0.13 per basic and diluted share, for the quarter ended March 31, 2005.
For the quarter ended March 31, 2006, we received total royalty revenues of $5,760,750 consisting of $3,197,056 from our royalties at the Pipeline Mining Complex, $1,306,259 from the SJ Claims, $130,016 from Leeville South, $121,981 from Leeville North, $432,362 from the Troy mine, $427,889 from Bald Mountain and $145,187 from the Martha mine, compared to total royalty revenues of $5,868,538 for the quarter ended March 31, 2005. This decrease in royalty revenue compared with the quarter ended March 31, 2005, resulted from lower production at the Pipeline Mining Complex. The lower production at the Pipeline Complex was partially offset by a higher gold price during the period, which resulted in an increase in our sliding-scale royalty to 5% compared to 4.25% in the prior period. Increased production at the SJ Claims and Bald Mountain also offset the lower production at the Pipeline Complex during the period.
Cost of operations increased to $475,682 for the quarter ended March 31, 2006, compared to $400,885 for the quarter ended March 31, 2005. The increase was primarily due to non-cash employee compensation expense of $103,097, which is discussed below.
General and administrative expenses increased to $1,325,572 for the quarter ended March 31, 2006, compared to $939,935 for the quarter ended March 31, 2005. The increase was primarily due to non-cash employee compensation expense of $337,237, which is discussed below.

Exploration and business development expenses increased to $1,210,452 for the quarter ended March 31, 2006, compared to $391,980 for the quarter ended March 31, 2005. The increase was primarily due to non-cash employee compensation expense of $255,424, discussed below, and an increase in our exploration funding of approximately $463,000, due to the Taranis Resources exploration alliance, as discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements.
Depreciation, depletion and amortization increased to $1,006,467 for the quarter ended March 31, 2006, compared to $695,152 for the quarter ended March 31, 2005. The increase was primarily due to increased production at our SJ Claims royalty.
As discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. The Company has adopted SFAS 123(R) as of July 1, 2005, using the modified prospective application transition method. As a result of the adoption of SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $695,758 for the quarter ended March 31, 2006, which is allocated among cost of operations, general and administrative, and exploration and business development in our Consolidated Statements of Operations and Comprehensive Income. The total non-cash compensation expense allocated to cost of operations, general and administrative expenses, and exploration and business development expenses for the quarter ended March 31, 2006, was $103,097, $337,237 and $255,424, respectively. The total income tax benefit associated with non-cash stock compensation expense was approximately $186,000 for the three months ended March 31, 2006. As of March 31, 2006, there was $1,142,254, $1,628,493, and $527,658 of total unrecognized non-cash stock compensation expense related to our non-vested stock options, Restricted Stock and Performance Shares, respectively, granted under our equity compensation plan. We expect to recognize the non-cash compensation expense related to our non-vested stock options, Restricted Stock and Performance Shares over the remaining vesting period or 2.5 years, 5.5 years, and 2.25 years, respectively.
Interest and other income increased to $815,692 for the quarter ended March 31, 2006, compared to $202,827 for the quarter ended March 31, 2005. The increase is primarily due to higher interest rates and an increase in funds available for investing over the prior period, as a result of our public offering of our common stock during the first quarter of fiscal 2006 and cash flow from operations.
For the quarter ended March 31, 2005, we sold certain available for sale securities. The sale resulted in a gain of approximately $51, which is included in gain on sale of available for sale securities in the accompanying Consolidated Statements of Operations and Comprehensive Income. We had no sales of our available for sale securities for the quarter ended March 31, 2006.
For the quarter ended March 31, 2006, we recorded current and deferred tax expense of $677,593 compared with $895,341 during the three months ended March 31, 2005. Our effective tax rate for the three months ended March 31, 2006, was 27.1%, compared with 24.7% for the three months ended March 31, 2005. The increase in our effective tax rate between periods was the result of the release of a valuation allowance associated with the available for sale securities of approximately $320,000 during fiscal year 2005.

Nine Months Ended March 31, 2006, Compared to Nine Months Ended March 31, 2005
For the nine months ended March 31, 2006, we recorded net earnings of $7,783,865, or $0.34 per basic and diluted share, as compared to net earnings of $7,842,835, or $0.38 per basic and $0.37 per diluted share, for the nine months ended March 31, 2005.
For the nine months ended March 31, 2006, we received total royalty revenues of $20,163,677, consisting of $14,094,020 from our royalties at the Pipeline Mining Complex, $3,415,633 from the SJ Claims, $422,093 from Leeville South, $201,418 from Leeville North, $1,081,666 from the Troy mine, $639,680 from Bald Mountain and $309,167 from the Martha mine, compared to total royalty revenues of $17,842,462 for the nine months ended March 31, 2005. This increase in royalty revenue compared with the nine months ended March 31, 2005, resulted from a higher sliding scale-royalty rate from the Pipeline Mining Complex due to a higher gold price during the period and increased production at the SJ Claims and Bald Mountain.
Cost of operations increased to $1,582,889 for the nine months ended March 31, 2006, compared to $1,385,182 for the nine months ended March 31, 2005. The increase was primarily due to non-cash employee compensation expense of $259,761, discussed below, and an increase in the Nevada Net Proceeds Tax, which is due to increased royalty revenue. These increases were partially offset by a decrease in consulting services.
General and administrative expenses increased to $3,933,077 for the nine months ended March 31, 2006, compared to $2,844,608 for the nine months ended March 31, 2005. The increase was primarily due to non-cash employee compensation expense of $1,078,265, discussed below.
Exploration and business development expenses increased to $2,671,702 for the nine months ended March 31, 2006, compared to $1,446,438 for the nine months ended March 31, 2005 . The increase was primarily due to non-cash employee compensation expense of $670,558, discussed below, and an increase in our exploration funding of approximately $651,000, due to the Taranis Resources exploration alliance, as discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements. These increases were partially offset due to the Company fully funding the RG Russia project during fiscal year 2005.
Depreciation, depletion and amortization increased to $2,934,936 for the nine months ended March 31, 2006, compared to $2,422,461 for the nine months ended March 31, 2005. The increase was primarily due to increased production at our SJ Claims royalty and Troy mine royalty, both resulting in additional depletion.
As discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. The Company has adopted SFAS 123(R) as of July 1, 2005, using the modified prospective application transition method. As a result of the adoption of SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $2,008,584 for the nine months ended March 31, 2006, which is allocated among cost of operations, general and administrative expenses, and exploration and business development expenses in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the nine months ended March 31, 2006, was $259,761, $1,078,265 and $670,558, respectively. The total income tax benefit associated with non-cash stock compensation expense was approximately $613,000 for the nine months ended March 31, 2006.
Interest and other income increased to $2,269,347 for the nine months ended March 31, 2006, compared to $515,241 for the nine months ended March 31, 2005. The increase is primarily due to higher interest rates and an increase in funds available for investing over the prior period, as a result of our public offering of our common stock during the first quarter of fiscal 2006 and cash flow from operations.
For the nine months ending March 31, 2005, we sold all of our remaining available for sale securities. The sale resulted in a gain of approximately $163,577, which is included in gain on sale of available for sale securities in the accompanying Consolidated Statements of Operations and Comprehensive Income. We had no sales of our available for sale securities for the nine months ended March 31, 2006.
For the nine months ending March 31, 2006, we recognized current and deferred tax expense totaling $3,410,240 compared with $2,481,687 during the nine months ended March 31, 2005. This resulted in an effective tax rate of 30.5% in the current period compared with 24.0% in the prior period. The increase in our effective tax rate is the result of the release of a valuation allowance associated with the sale of available for sale securities of approximately $320,000 during the nine months ended March 31, 2005.
Liquidity and Capital Resources
At March 31, 2006, we had current assets of $85.5 million compared to current liabilities of $4.2 million for a current ratio of nearly 20 to 1. This compares to current assets of $56.2 million and current liabilities of $2.9 million at June 30, 2005, resulting in a current ratio of 19 to 1. The increase is due primarily to an increase in our cash and equivalents. We continue to have no long-term debt.
During the nine months ended March 31, 2006, liquidity needs were met from $20,163,677 in royalty revenues, net proceeds from the issuance of common stock of approximately $58,600,000, our available cash resources, and interest and other income of $2,269,347.
We have a line of credit from HSBC that may be used to acquire producing royalties and for general corporate purposes. During our second quarter, we finalized a line of credit expansion with HSBC to raise the availability under the line of credit from $10 million to $30 million. Any loan under the line of credit will be secured by a mortgage on our GSR1, GSR3 and NVR1 royalties at the Pipeline Mining Complex, and by a security interest in the cash proceeds from our royalty interests. As of March 31, 2006, no funds have been drawn under the line of credit. Costs associated with the line of credit expansion were approximately $78,000. These costs were capitalized as a component of other assets on the consolidated balance sheets and will be amortized over the life of the credit facility.
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

Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates from the operators of our royalty properties, the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as capital expenditures and costs associated with business development and exploration, settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
▪	changes in gold and other metals prices;

▪	the performance of the Pipeline Mining Complex;

▪	decisions and activities of the operators of our royalty properties;

▪	unanticipated grade, geological, metallurgical, processing or other problems at these properties;

▪	changes in project parameters as plans of the operators are refined;

▪	changes in estimates of reserves and mineralization by the operators of our royalty properties;

▪	the completion of the construction of the Taparko Project in 2007;

▪	economic and market conditions;

▪	future financial needs;

▪	the availability and size of acquisitions; and

▪	the ultimate additional liability, if any, to the State of California in connection with Casmalia matter;
as well as other factors described elsewhere in our Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission (the “SEC”). Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Risk Factors - Decreases in prices of precious metals would reduce our royalty revenues,” under Part I, Items 1 & 2 “Business and Properties” of our 2005 Annual Report on Form 10-K for more information on factors that can affect gold prices. During the last five years, the market price for gold has fluctuated between $255 per ounce and $644 per ounce.

During the nine month period ended March 31, 2006, we reported royalty revenues of $20,163,677, with an average gold price for the period of $493 per ounce. Our GSR1 royalty on the Pipeline Mining Complex, which produced the majority of our revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in our 2005 Annual Report on Form 10-K. For the quarter ended March 31, 2006, if the price of gold had averaged higher or lower by $20 per ounce, we would have recorded an increase or decrease in revenues of approximately $187,000. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and our chief accounting officer, based on their evaluation of our disclosure controls and procedures as of March 31, 2006, concluded that our disclosure controls and procedures were effective for this purpose.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I – Items 1 and 2 “Business and Properties” of our 2005 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2005 Annual Report on Form 10-K except as reflected in this Item 1A or in Item 2 “MD&A” of this Quarterly Report on Form 10-Q.
Foreign operations are subject to many risks.
Note: In addition to the other risks presented in the risk factor with this heading in our 2005 Annual Report on Form 10-K, language has been added in this risk factor to reflect our investments in Burkina Faso, West Africa and Mexico. We have not repeated language here that specifically describes risks regarding Russia and Argentina already included in our 2005 Annual Report on Form 10-K.
Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. We currently have interests in projects in Argentina, Burkina Faso, Finland, Mexico and Russia. We also pursue precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Central America, Northern Europe, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
10.1	Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mines Ltd. to and for the benefit of Royal Gold Inc.

10.2	Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc.

10.3	Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc.

10.4	Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc.

10.5	Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc.

10.6	Form of Performance Share Agreement.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: May 9, 2006	By:	/s/ Stanley Dempsey
Stanley Dempsey
Chairman and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Stefan Wenger
Stefan Wenger
Treasurer and Chief Accounting Officer

EXHIBITS INDEX

Exhibit No	Description

10.1	Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc.

10.2	Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc.

10.3	Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc.

10.4	Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc.

10.5	Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc.

10.6	Form of Performance Share Agreement.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).