Form 10-K
period 2006-06-30
ROYAL GOLD INC
filed 2006-09-06
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From          to
Commission File Number 001-13357
Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-0835164 (I.R.S. Employer Identification No.)

1660 Wynkoop Street, Suite 1000 Denver, Colorado (Address of Principal Executive Offices)	80202 (Zip Code)
Registrant’s telephone number, including area code (303) 573-1660
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value
(title of class)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
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
(Check one):   Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold on December 31, 2005, as reported on the Nasdaq Global Select Market was $814.5 million. As of August 25, 2006, there were 23,587,416 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders scheduled to be held on November 8, 2006, and to be filed within 120 days after June 30, 2006, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on
Form 10-K.

 ii

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Royal Gold, Inc. and its subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A., Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
PART I
ITEM 1. BUSINESS
General
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
As discussed in further detail below, some of our significant developments during fiscal year 2006 were as follows:
(1)	Our royalty revenues increased to $28.4 million, compared with $25.3 million during fiscal year 2005;

(2)	We completed the purchase of four royalty interests on the Taparko-Bouroum Project (“Taparko Project”), located in Burkina Faso, West Africa, and operated by High River Gold Mines Ltd (“High River”);

(3)	We completed the purchase of two existing royalties held by Kennecott Minerals (“Kennecott”), which included a 3% net smelter return (“NSR”) royalty on the Robinson mine and a sliding-scale NSR royalty on the Mulatos mine;

(4)	We entered into two Exploration and Earn-In Agreements with Taranis Resources Inc. (“Taranis”) with respect to its exploration program in Finland;

(5)	We sold 2,227,912 shares of our common stock in an underwritten public offering, at a price of $26.00 per share, resulting in net proceeds to us of approximately $54.7 million; and

(6)	We declared an increase in our annual dividend to $0.22 per basic share, which is paid in quarterly installments throughout calendar 2006. This represents a 10% increase compared with the dividend paid during calendar year 2005.
We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202, (303) 573-1660.

Royalty Interests and Acquisitions
Royalty Interests
During the 2006 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our principal mineral property interests are set forth below:
▪	Pipeline: Four royalty interests at the Pipeline Mining Complex, which includes the Pipeline, South Pipeline, GAP and Crossroads gold deposits. The Pipeline Mining Complex is operated by the Cortez Joint Venture, which is a joint venture between Barrick Gold Corporation (“Barrick”) (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc. Our four royalty interests at the Pipeline Mining Complex are:
o	GSR1 – A sliding-scale gross smelter return (“GSR”) royalty that covers the current mine footprint which includes the Pipeline and South Pipeline deposits and ranges from 0.4%, at a gold price below $210 per ounce, to 5.0% at a gold price of $470 per ounce or above;

o	GSR2 – A sliding-scale GSR royalty that covers areas outside the Pipeline deposit and ranges from 0.72%, at a gold price below $210 per ounce, to 9.0% at a gold price of $470 per ounce or above;

o	GSR3 – A 0.71% fixed rate GSR royalty on the production covered by GSR1 and GSR2; and

o	NVR1 – A fixed rate 0.39% net value royalty on all production on the South Pipeline, Crossroads, and some of the GAP deposit, but not covering the Pipeline deposit.
▪	Leeville: A 1.8% carried working interest, equal to a 1.8% NSR royalty, on the majority of the Leeville Project, which includes Leeville South and Leeville North underground mines, located in Nevada and operated by Newmont Mining Corporation (“Newmont”).

▪	SJ Claims: A 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation, located in Nevada and operated by Barrick.

▪	Troy: Two royalty interests in the Troy underground silver and copper mine, which is operated by Revett Silver Company (“Revett”), located in northwestern Montana:
o	A production payment equivalent to a 7.0% GSR royalty until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first; and

o	A GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a 2% GSR royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper;

▪	Martha: A 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha silver mine, which is operated by Coeur d’Alene Mines Corporation (“Coeur d’ Alene”); and

▪	Bald Mountain: A 1.75% NSR sliding-scale royalty interest on the Bald Mountain mine that increases or decreases with the price of gold, adjusted by the 1986 Producer Price Index. Currently, our royalty rate would increase to 2% at a gold price of approximately $811 per ounce in today’s dollars. Our royalty covers a portion of the Bald Mountain mine, which is located in White Pine County, Nevada, and is operated by Barrick.
During our 2006 fiscal year, we acquired the following royalty interests (see “Royalty Acquisitions” below for further discussion of these royalty acquisitions):
▪	Taparko: Four royalty interests on the Taparko Project, located in Burkina Faso and operated by High River. Our four royalty interests at the Taparko Project are:
o	TB-GSR1 – A production payment equivalent to a 15% GSR royalty on all gold produced from the Taparko Project until either cumulative production of 804,420 ounces of gold is achieved or until we receive $35 million in cumulative payments;

o	TB-GSR2 – A production payment equivalent to a GSR sliding-scale royalty on all gold produced from the Taparko Project. TB-GSR2 remains in force until the termination of TB-GSR1;

o	TB-GSR3 – A perpetual 2% GSR royalty on all gold contained in and produced from the Taparko Project area. TB-GSR3 will commence upon the termination of the TB-GSR1 and TB-GSR2 royalties; and

o	TB-MR1 – A 0.75% milling fee royalty on all gold, subject to annual caps, processed through the Taparko Project processing facilities that is mined from any area outside the Taparko Project area;
▪	Robinson: A 3% NSR royalty on the Robinson mine, located in eastern Nevada and operated by Quadra Mining Ltd. (“Quadra”); and

▪	Mulatos: A sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico, and operated by Alamos Gold, Inc. (“Alamos”). The sliding-scale NSR royalty, capped at two million ounces of gold production, ranges from 0.30% payout for gold prices below $300 per ounce up to a maximum rate of 1.50% for gold prices above $400 per ounce.

Estimates received from the mine operators during the first quarter of calendar year 2006 indicated that production, attributable to our royalty interests, for calendar year 2006 is expected to be as follows:
Operators’ Production Estimate by Royalty for Calendar 2006

Royalty	Operator	Metal	Production

Pipeline GSR1	Barrick	Gold	385,000	oz.
Pipeline GSR3	Barrick	Gold	385,000	oz.
Pipeline NVR1	Barrick	Gold	213,000	oz.
Leeville North	Newmont	Gold	196,000	oz.
Leeville South	Newmont	Gold	29,000	oz.
SJ Claims	Barrick	Gold	903,000	oz.
Bald Mountain	Barrick	Gold	248,000	oz.
Robinson(1)	Quadra	Gold	53,500	oz.
Mulatos(2)	Alamos	Gold	110,000 to 120,000	oz.
Troy	Revett	Silver	1.8 million	oz.
Martha	Coeur D’ Alene	Silver	2.5 million	oz.
Troy	Revett	Copper	15.6 million	lbs.
Robinson(1)	Quadra	Copper	125 to 130 million	lbs.
Robinson(1)	Quadra	Molybdenum	0.5 to 1.0 million	lbs.(3)

(1)	Production estimates are for the full calendar year. Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.

(2)	Production estimates are for the full calendar year. Royalty revenue began accruing to us on April 1, 2006.

(3)	In August 2006, Quadra reported that their original molybdenum production estimates will not be met. Quadra was not able to provide updated molybdenum production estimates at this time.

During the first six months of calendar 2006, the mine operators have reported production attributable to our royalty interests as follows:
Operators’ Production Subject to Our Royalty Interests
Six Months Ended June 30, 2006

Royalty	Operator	Metal	Production

Pipeline GSR1	Barrick	Gold	174,376	oz.
Pipeline GSR3	Barrick	Gold	174,376	oz.
Pipeline NVR1	Barrick	Gold	57,663	oz.
Leeville North	Newmont	Gold	19,875	oz.
Leeville South	Newmont	Gold	18,827	oz.
SJ Claims	Barrick	Gold	503,952	oz.
Bald Mountain	Barrick	Gold	100,598	oz.
Robinson(1)	Quadra	Gold	13,082	oz
Mulatos(2)	Alamos	Gold	23,912	oz.
Troy	Revett	Silver	449,075	oz.
Martha	Coeur D’ Alene	Silver	1,176,500	oz.
Troy	Revett	Copper	3,580,454	lbs.
Robinson(1)	Quadra	Copper	27,214,572	lbs.
Robinson(1)	Quadra	Molybdenum	60,743	lbs.

(1)	Royalty revenue commenced during the second quarter of calendar 2006.

(2)	Royalty revenue commenced effective April 1, 2006.
In addition, as of June 30, 2006, we own royalty interests in the following exploration stage projects. None of these exploration stage projects contain proven and probable reserves as of June 30, 2006.
—	A 5% NSR royalty interest on a portion of the Mule Canyon project, located in Lander County, Nevada;

—	A 16.5% net profits interest (“NPI”) royalty on the Buckhorn South project, located in Eureka County, Nevada;

—	A 1% NSR royalty interest on the Long Valley gold project, located in eastern California;

—	A 1% NSR royalty, on possible production of precious metals on the Svetloye project in Russia;

—	A 2% NSR royalty on a number of exploration properties in Santa Cruz Province, Argentina, currently owned by Hidefield Gold PLC (“Hidefield”);

—	A 1% NSR royalty interest on the Simon Creek project, located in Eureka County, Nevada;

—	A 0.25% net value royalty interest on the Horse Mountain project, located in Lander County, Nevada;

—	A 1.5% net value royalty interest on the Ferris/Cooks Creek project, located in Lander County, Nevada;

—	A 0.5% NSR royalty interest on the Rye project, located in Pershing County, Nevada;

—	A 2.5% NSR royalty interest on the BSC project, located in Elko County, Nevada;

—	A 0.75% NSR royalty on a 60% interest in the Copper Basin project, located in Lander County, Nevada;

—	A 0.75% NSR royalty on a 67% interest (approximate) on the ICBM project, located in Lander County and Humboldt County, Nevada;

—	A 0.75% NSR royalty on the Long Peak project, located in Lander County, Nevada;

—	A 0.75% NSR royalty on the Dixie Flats project, located in Elko County, Nevada; and

—	A 2% NSR royalty on the Kettukuusikko property located in Lapland, Finland, which was acquired in November 2005 (see “Royalty Acquisitions” below for further detail) and is being explored by Taranis.
Royalty Acquisitions
High River Gold – Tarparko Project Financing
On March 1, 2006, we entered into an Amended and Restated Funding Agreement (“Funding Agreement”) with Societe des Mines de Taparko, also known as Somita SA (“Somita”), a 90% owned subsidiary of High River, to acquire two initial production payments equivalent to GSR royalties and two subsequent GSR royalty interests on the Taparko Project in Burkina Faso, West Africa. The Funding Agreement amended and restated the initial Funding Agreement dated December 1, 2005, among Royal Gold, High River and Somita. The Taparko Project is operated by Somita. Our funding of the project will total $35 million over approximately a one-year period, which will be used for the development and construction of the Taparko Project. Construction of the Taparko Project has been initiated by Somita and is expected to be near completion during the fourth quarter of calendar 2006, with production expected to commence during the first quarter of calendar 2007.
As of June 30, 2006, we have funded approximately $18.7 million of the $35 million total funding commitment. As a result of our funding to date, we have obtained the following mineral interests, all related to the Taparko Project:
1.	TB-GSR1 – A production payment equivalent to a fifteen percent (15%) GSR royalty on all gold produced from the Taparko Project. TB-GSR1 remains in force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to us, whichever is earlier.

2.	TB-GSR2 – A production payment equivalent to a GSR sliding-scale royalty on all gold produced from the Taparko Project. TB-GSR2 will be paid concurrently with TB-GSR1, and remains in force until the termination of TB-GSR1. The sliding-scale royalty rate will be determined as follows:
a.	When the average price of gold is $430 per ounce or more, the rate will be equal to the average price divided by 100 (e.g., a $440 gold price divided by 100 = 4.4%).

b.	When the average gold price is $385 per ounce or less, the rate will be equal to the average price divided by 90 (e.g., a $350 gold price divided by 90 = 3.88%).

c.	When the average price is between $385 and $430 per ounce, the rate is 4.3%.
3.	TB-GSR3 – A perpetual 2% GSR royalty on all gold produced from the Taparko Project area. Payments under TB-GSR3 will commence upon termination of the TB-GSR1 and TB-GSR2 royalties.

4.	TB-MR1 – A 0.75% milling fee royalty, calculated in the same manner as the TB-GSR1 royalty, on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area. TB-MR1 royalty is subject to a cap of 1.1 million tons per year (e.g., if in a given year, the Taparko Project processing facility processes 800,000 tons of ore from the Taparko Project area and 500,000 tons of ore from areas outside the Taparko Project area, the 800,000 tons from the Taparko Project area would be subject to TB-GSR1, TB-GSR2, or TB-GSR3 and the TB-MRI would only apply to 300,000 tons of ore).
During July and August of 2006, we funded an additional $10.8 to the Taparko Project, resulting in total funding by us of $29.5 as of August 15, 2006. Subsequent funding of the Taparko Project will be made in installments over the remaining construction period. The Funding Agreement outlines the construction milestones that must be met prior to each specific funding installment. The project is expected to meet all construction requirements (as defined in the Funding Agreement) no later than second quarter of calendar 2007. We estimate the $35 million will be fully funded by the second quarter of calendar 2007, subject to construction milestones.
Under a separate Contribution Agreement, High River is responsible for contributing additional equity contributions for any cost overruns incurred during the construction and construction warranty periods. If High River is unable to make the required equity contributions, we have the right to either (a) provide funding that High River failed to fund, or (b) declare a default under the Funding Agreement. In the event that we elect to provide funding in the amount that High River fails to fund, we may elect to acquire either an equity interest in High River, consisting of units of common shares and warrants of High River or to obtain additional royalty interests in the Taparko Project in an amount that is proportional to the amount of the additional funding compared with our original $35 million funding commitment. As of August 25, 2006, High River has made all required equity commitments as scheduled under its Contribution Agreement.
In order to secure our investment during the period between funding by us and project completion (as defined in the Funding Agreement), High River has pledged its 90% interest in the equity of Somita. We will maintain our security interest, in the form of the Somita shares, through the construction period. The security interest will be released upon the project meeting project completion (as defined in the Funding Agreement).
In addition to the 90% interest in Somita, we have also obtained as collateral a pledge of shares of two equity investments held by High River. The equity value underlying the pledge of these shares is valued at approximately $14.9 million as of June 30, 2006, and includes 12,015,000 common shares in the capital stock of Pelangio Mines, Inc. (traded on the Toronto Stock Exchange and valued at approximately $13.3 million as of June 30, 2006) and 1,790,941 common shares in the capital stock of Intrepid Minerals Corporation (traded on the Toronto Stock exchange and valued at approximately $1.6 million as of June 30, 2006). The purpose of this collateral is to maintain a construction reserve that can be used to remedy any construction defects noted during the construction contract warranty period. These shares can only be used to remedy identified construction defects and cannot be used to repay any of our investment. This security interest will be released by the Company at the end of the construction contract warranty period.
Robinson and Mulatos Royalties
On December 28, 2005, we paid $25 million to Kennecott in exchange for two existing royalty interests held by Kennecott, including a 3% NSR royalty on the Robinson mine, located in eastern Nevada, and a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico.
The Robinson mine is an open pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by Quadra since 2004. Quadra estimates that calendar year 2006 production will be approximately 53,500 ounces of gold and 125 to 130 million pounds of copper. Quadra completed construction of a molybdenum circuit during the first quarter of 2006. During August 2006, Quadra reported that their original molybdenum production estimates (0.5 to 1.0 million pounds) will not be met. Quadra was not able to provide updated molybdenum estimates at this time. We began receiving royalty payments from the Robinson royalty during the fourth quarter of fiscal 2006 after a $20.0 million reclamation trust account was fully funded by Quadra.
The Mulatos project, owned and operated by Alamos, is an open pit, heap leach gold mine. Commercial production was achieved at the Mulatos mine effective April 1, 2006, at which time royalty payments began to accrue to Royal Gold. Alamos anticipates that once full production is reached, yearly production is expected to average 150,000 ounces of gold. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 up to 1.50% for gold prices above $400.
Taranis Exploration Alliance
On November 4, 2005, we entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis with respect to its exploration program in Finland. As part of the first Agreement, we will obtain a 2% NSR royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program, in exchange for a $321,638 investment in 937,500 shares of Taranis’ common stock and 468,750 warrants. On August 21, 2006, we acquired, under a private placement, an additional 100,000 shares of Taranis’ common stock and warrants exercisable to purchase up to 50,000 Taranis common shares at $0.49.
As part of the Agreements, we agreed to provide funding totaling $500,000 to Taranis for exploration work on the Kettukuusikko property in Lapland, Finland, in exchange for a 2% NSR royalty on the property. As of June 30, 2006, we have funded the entire $500,000 commitment. We also have an option to fund up to an additional $600,000 for exploration at the Kettukuusikko property. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. We have elected to exercise this option. In the event that we do not fully fund the $600,000 to earn the joint venture interest, we would retain our 2% NSR royalty.

Our Operational Information
Financial Results
Our financial results are closely tied to the price of gold and production from our royalty properties. During the 2006 fiscal year, the price of gold averaged $527 per ounce compared with an average price of $422 per ounce for the 2005 fiscal year. As a result of the increased gold price, our GSR1 sliding-scale royalty rate at the Pipeline Mining Complex paid out at rates ranging from 4.5% to 5.0% compared rates ranging from 4.0% to 4.5% during the prior period. Lower production at the Pipeline Mining Complex (which was largely offset by rising metal prices and an increase in our GSR1 sliding-scale royalty), an increase in revenues from SJ Claims and Bald Mountain, and payments from the recently acquired Mulatos and Robinson royalties resulted in revenues of $28,380,143 during the 2006 fiscal year, compared with total revenues of $25,302,332 during the 2005 fiscal year.
During our fiscal 2006, we derived most of our revenue from royalties from the Pipeline Mining Complex. In fiscal 2006, we generated royalty revenues of $16,813,059 from the Pipeline Mining Complex, representing 59% of our total revenues. In addition, we generated royalty revenue of $4,783,896 from the SJ Claims, $1,693,447 from the Troy mine, $767,744 from the Leeville mine, $1,492,659 from Bald Mountain, $2,202,749 from Robinson, $225,000 from Mulatos, and $401,589 from the Martha mine.
Sales Contracts
In fiscal 2006, we received our royalties in cash except for the NVR1 royalty from the Pipeline Mining Complex, which we currently receive in gold. We sold 1,733 ounces of gold bullion in fiscal year 2006, utilizing one metal trading company during the period, at an average realized price of $524 per ounce. We sold 2,905 ounces of gold bullion in fiscal year 2005, utilizing one metal trading company during the period, at an average realized price of $417 per ounce. We maintain trading relationships with a number of metal trading companies. We held no gold in inventory as of June 30, 2006.
Company Personnel
On August 25, 2006, we had 13 full-time employees and one part-time employee located in Denver, Colorado. Our employees are not subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.
Consulting services, relating primarily to geologic and geophysical interpretations and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of our business, are primarily provided by independent contractors.
Regulation
Like all mining operations in the United States, the operators of the mines that are subject to our royalties must comply with environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the National Environmental Policy Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Clean Air Act; the Clean Water Act; the

Hazardous Materials Transportation Act; and the Toxic Substances Control Act. Mines located on public lands are subject to comprehensive regulation by either the United States Bureau of Land Management (an agency of the United States Department of the Interior) or the United States Forest Service (an agency of the United States Department of Agriculture). The mines also are subject to regulations of the United States Environmental Protection Agency (“EPA”), the United States Mine Safety and Health Administration and similar state and local agencies. Operators of mines that are subject to our royalties in other countries are obligated to comply with similar laws and regulations in those jurisdictions. Although we are not responsible as a royalty owner for ensuring compliance with these regulations, failure by the operators of the mines on which we have royalties to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators which could reduce production from the mines and thereby reduce the royalties we receive and negatively affect our financial condition.
Proposed Legislation Affecting the Mining Industry
Over the last fifteen years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended, (the “General Mining Law”), which governs mining claims and related activities on federal lands. In 1992, a holding fee of US$100 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium, on processing of new patent applications was approved. In addition, a variety of legislation has been proposed from time to time, which would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposal ranges from a two percent royalty on “net profits” from mining claims to an eight percent royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. The majority of our royalties are on public lands. If enacted, the proposed legislation could adversely affect the economics of development of operating mines on federal unpatented mining claims. The GSR1 and GSR2 royalties relating to the Pipeline Mining Complex, operated by the Cortez Joint Venture, authorize the deduction of costs of mining law reform from the revenues to which those royalties apply. The “costs of mining law reform” is defined as any royalty assessment, production tax or other levy imposed on and measured by production, to the extent that any such charge is imposed in the future by the United States in connection with the reform of the General Mining Law. The GSR3 royalty relating to the Pipeline Mining Complex authorizes the deduction of any royalty payable in the future to the United States with respect to that production. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation.
Available Information
Royal Gold maintains a web site at www.royalgold.com. Royal Gold makes available, free of charge, through the Investor Relations section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Royal Gold’s charters of key committees of its Board of Directors and its Code of Business Conduct and Ethics are also available on the web site. Any of the foregoing information is available in print to any stockholder who requests it by contacting Royal Gold’s Investor Relations Department.

ITEM 1A. RISK FACTORS
Every investor or potential investor in Royal Gold should carefully consider the following risks:
Risks Related to Our Business
Our revenues are largely dependent on a single property.
In fiscal year 2006, approximately 59% of our revenues were derived from royalties from the Pipeline Mining Complex, compared to approximately 85% being derived from the Pipeline Mining Complex in fiscal year 2005. We expect that revenue from our royalties on the Pipeline Mining Complex will continue to be a significant, though less dominant, contributor to our revenue in future periods. Our success has been, and to a lesser degree will continue to be, dependent on the extent to which the Pipeline Mining Complex continues to be a substantial mining operation.
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
Decreases in prices of gold, silver and copper would reduce our royalty revenues.
The profitability of our royalty interests and exploration properties is directly related to the market price of gold and, to a lesser degree, silver and copper. The market price of each metal fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold, silver or copper should drop, our royalty revenues would also drop. Our sliding-scale GSR1 royalty amplifies this. When the gold price falls below the steps in the sliding-scale GSR1 royalty, we receive a lower royalty rate on production. In addition, if the gold, silver or copper price drops dramatically, we might not be able to recover our investment in royalty interests or properties. The selection of a royalty investment or of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of royalty interests.
The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of gold, based on the London P.M. fix.
Gold Price Per Ounce ($)

Year	High	Low
1998	$313	$273
1999	326	253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
January 1-August 25, 2006	725	525
The volatility in silver prices is illustrated by the following table which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of silver, based on the London P.M. fix.
Silver Price Per Ounce ($)

Year	High	Low
1998	$7.81	$4.69
1999	5.75	4.88
2000	5.45	4.57
2001	4.82	4.07
2002	5.10	4.24
2003	5.97	4.37
2004	8.29	5.50
2005	9.23	6.39
January 1-August 25, 2006	14.94	8.83

The volatility in copper prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per pound of copper, based on the London Metal Exchange cash settlement price for copper Grade A.
Copper Price Per Pound ($)

Year	High	Low
1998	$0.82	$0.67
1999	0.80	0.63
2000	0.89	0.76
2001	0.81	0.62
2002	0.75	0.67
2003	1.00	0.72
2004	1.43	1.10
2005	2.08	1.44
January 1 – July 31, 2006	3.65	2.15
We depend on the services of our President and Chief Executive Officer, our Executive Chairman and other key employees.
We believe that our success depends on the continued service of our key executive management personnel. Currently, Tony Jensen is serving as President and Chief Executive Officer and Stanley Dempsey is serving as our Executive Chairman. Mr. Jensen has extensive experience in mining operations. Mr. Dempsey’s knowledge of the legal and commercial aspects of royalties and his extensive contacts within the mining industry give us an important competitive advantage. Loss of the services of Mr. Jensen, Mr. Dempsey or other key employees could jeopardize our ability to maintain our competitive position in the industry. We currently do not have key person life insurance for any of our officers or directors.
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

– declines in the price of gold, silver or copper;

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
There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control or that of the operators of mineral properties in which we have a royalty interest. Reserve estimates on our royalty interests are prepared by the operators of the mining properties, and we do not participate in the preparation of such reports. The estimation of reserves and of other mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may cause revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about prices are subject to great uncertainty and such prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.
We may be unable to acquire additional royalty interests.
Our future success depends upon our ability to acquire royalty interests to replace depleting reserves and to diversify our royalty portfolio. We anticipate that most of our revenues will be derived from royalty interests that we acquire or finance, rather than through exploration and development of properties. In addition, we face competition in the acquisition of royalty interests. If we are unable to successfully acquire additional royalties, the reserves on properties currently covered by our royalties will decline as existing reserves are mined.
Anticipated federal legislation could decrease our royalty revenues.
In recent years, the United States Congress has considered a number of proposed major revisions of the General Mining Law, which governs the creation and possession of mining claims and related activities on federal public lands in the United States. It is possible that another bill may be introduced in the Congress and it is possible that a new law could be enacted. If and when a new mining law is enacted, it might impose a royalty upon production of minerals from federal lands and might contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent new legislation may affect existing mining claims or operations, but it could raise the cost of mining operations, perhaps materially affecting operators and our royalty revenue.

The effect of any revision of the General Mining Law on royalty interests in the United States cannot be determined conclusively until such revision, if any, is enacted. The majority of our interests are on public lands. If a royalty, assessment, production tax or other levy imposed on and measured by production is charged to the operator at the Pipeline Mining Complex, the amount of that charge would be deducted from gross proceeds for calculation of our GSR1, GSR2 and GSR3 royalties.
The mining industry is subject to significant environmental risks.
Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and generally are becoming more restrictive and costly. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, it could reduce our royalty revenues. To the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. We currently have interests in projects in Argentina, Burkina Faso, Finland, Mexico and Russia. We also pursue precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Central America, Europe, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.
We are also subject to the risks of operating in Burkina Faso, West Africa. Countries in the region have historically experienced periods of political uncertainty, exchange rate fluctuations, balance of payments and trade difficulties as well as problems associated with extreme poverty and unemployment. Any of these economic or political risks could adversely affect the Taparko Project.
Our operations in Mexico are subject to risks such as the effects of political developments and local unrest, and communal property issues. In the past, Mexico has experienced prolonged periods of weak economic conditions characterized by exchange rate instability, increased inflation and negative economic growth which could occur again in the future. Any of these risks could adversely affect the Mulatos mine.
We hold a royalty interest in an exploration property that is subject to the risks of operating in Russia. The economy of the Russian Federation continues to display characteristics of an emerging market, including extensive currency controls and potentially high inflation. The prospects for future economic stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory and political developments. Russian laws, licenses and permits have been in a state of change and new laws may be given a retroactive effect. It is also not unusual in the context of dispute resolution in Russia for parties to use the uncertainty in the Russian legal environment as leverage in business negotiations.
Our Martha royalty is subject to risks relating to operating in Argentina. Argentina, while currently economically and politically stable, has experienced political instability, currency value fluctuations and changes in banking regulations in recent years. New instability and fluctuations or regulation changes could adversely affect our revenues from the Martha mine.
Risks Related to Our Common Stock
Our stock price may continue to be volatile and could decline.
The market price of our common stock has fluctuated and may decline in the future. The high and low closing sale prices of our common stock were $24.64 and $11.34 in fiscal year 2004, $20.31 and $13.04 in fiscal year 2005 and $39.41 and $18.89 in fiscal year 2006. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

– market prices of gold, silver and copper;

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
Provisions in our Certificate of Incorporation may make it more difficult for third parties to acquire control of us or to remove our management. Some of these provisions are:
– Permit our board of directors to issue preferred stock that has rights senior to the common stock without shareholder approval; and

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Royalties on Producing Properties
Recent activities at each of the significant producing properties in which we have a royalty interest are described in the following pages. Please also see Note 5 to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on the history of these properties.

We do not operate the properties in which we have royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralization. There is more information available to the public from the operators of the properties in which we have royalties, including reports filed by Newmont, Coeur d’Alene, and Barrick with the Securities and Exchange Commission. For risks associated with reserve estimates, please see “Risk Factors - Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant estimates which can change.”
Pipeline Mining Complex
The Pipeline Mining Complex is a large open pit, mill and heap leach operation located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. The Pipeline Mining Complex includes both the Pipeline and the South Pipeline deposits and is operated by the Cortez Joint Venture.
The royalty interests we hold at the Pipeline Mining Complex include:
(a)	Reserve Claims (“GSR1”). This is a sliding-scale GSR royalty for all gold produced from the “Reserve Claims,” which includes 52 claims that encompass all of the proven and probable reserves in the Pipeline and South Pipeline deposits as of April 1, 1999. As defined in our royalty agreement with Cortez, our GSR royalty applies to revenues attributed to products mined and removed, with no deduction for any costs paid by or charged to Cortez, except for deductions of Mining Law reform costs. Mining Law reform costs includes all amounts paid by or charged to Cortez for any royalty, assessment, production tax or other levy imposed on and measured by production, to the extent that any such levy is hereafter imposed by the United States, in connection with reform of the General Mining Law or otherwise. The revenues attributed to Cortez are determined on a deemed market value basis of total production for each calendar quarter outturned to Cortez’s account at the refiner. The GSR royalty rate on the Reserve Claims is tied to the gold price, without indexing for inflation or deflation as shown in the table below.

(b)	GAS Claims (“GSR2”). This is a sliding-scale GSR royalty for all gold produced from the 288 claims outside of the Reserve Claims. The GAS Claims include 310 lode mining claims, but production from 22 of the GAS Claims that encompass the South Pipeline reserve as of April 1, 1999, are subject to the Reserve Claims GSR royalty. The GSR royalty rate on the GAS Claims is tied to the gold price, without indexing for inflation or deflation, and applies to revenues attributed to products mined and removed, with no deduction of costs, except for Mining Law reform costs.

(c)	Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% for the life of the mine and covers the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2.

(d)	Net Value Royalty (“NVR1”). This is a fixed 0.39% NVR on production from the GAS Claims located on a portion of the Pipeline Mining Complex that excludes the Pipeline open pit. This NVR1 royalty is calculated by deducting contract defined processing-related and associated capital costs, but not mining costs from the revenue received by the operator from the claims covered by the royalty.

(e)	The Silver GSR. This is a 7% GSR royalty on all silver produced from any of the Reserve Claims or the GAS claims.

(f)	The Other Products NSR. This is a 3% NSR royalty on all products, other than gold or silver, produced from any of the Reserve Claims or GAS claims, commencing July 1, 1999. This NSR is defined as the actual price received by Cortez for the sale of products other than gold and silver prior to delivery to any customer, refinery or upgrading facility and after deductions for any Mining Law reform costs, the costs of insuring, marketing, freight or transportation and, if applicable, refining and treatment costs, for such products. There is no current production attributed to this royalty interest.
The following shows the current sliding-scale GSR royalty rates under our royalty agreement with Cortez:

London PM Quarterly Average			GSR1	GSR2
Price of Gold Per Ounce ($U.S.)			Royalty Percentage	Royalty Percentage
Below		$210.00	0.40%	0.72%
$210.00	—	$229.99	0.50%	0.90%
$230.00	—	$249.99	0.75%	1.35%
$250.00	—	$269.99	1.30%	2.34%
$270.00	—	$309.99	2.25%	4.05%
$310.00	—	$329.99	2.60%	4.68%
$330.00	—	$349.99	3.00%	5.40%
$350.00	—	$369.99	3.40%	6.12%
$370.00	—	$389.99	3.75%	6.75%
$390.00	—	$409.99	4.00%	7.20%
$410.00	—	$429.99	4.25%	7.65%
$430.00	—	$449.99	4.50%	8.10%
$450.00	—	$469.99	4.75%	8.55%
$470.00		and above	5.00%	9.00%

Under certain circumstances we would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.
The following illustration depicts the area subject to our royalty interests at the Pipeline Mining Complex:
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
Barrick estimated that at a $400 gold price, proven and probable reserves related to our royalty interest at the SJ Claims includes 64.9 million tons of ore, at an average grade of 0.137 ounces per ton, containing approximately 8.9 million ounces of gold as of December 31, 2005. Barrick does not provide us with additional mineralized material on the SJ Claims that is related to our royalty interest.

The following map depicts the area subject to our royalty interest at the SJ Claims:
Leeville Project
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Project, in Eureka County, Nevada. The Leeville Project is approximately 19 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on State Highway 766 for 19 miles and then on an improved gravel road for two miles. Leeville North is an underground mine currently under production ramp up by Newmont. Newmont has announced that it intends to be at full production at Leeville North by the end of calendar 2007. Currently, we derive royalty revenue from underground operations on a portion of the Leeville South and North mines, which are operated by Newmont. Production from the Leeville South mine is expected to continue into calendar 2007.
As of December 31, 2005, Newmont estimated that at a $400 gold price, proven and probable reserves related to the Leeville South mine includes 0.086 million tons of ore, at an average grade of 0.371 ounces per ton, containing 32,000 ounces of gold. In addition, Newmont has reported additional mineralized material at Leeville South totaling 21,000 tons of ore, at an average grade of 0.300 ounces per ton.
At the Leeville North mine, proven and probable reserves include 5.1 million tons of ore, at an average grade of 0.465 ounces per ton, containing 2.381 million ounces of gold. In addition, Newmont has reported additional mineralized material totaling 1.4 million tons of ore, at an average grade of 0.435 ounces per ton, at Leeville North.

The following map depicts the area subject to our royalty interest at the Leeville Project:
Troy Mine
In the second quarter of fiscal year 2005, we purchased two royalty interests in the Troy underground silver and copper mine, operated by Revett, located in Lincoln County, Montana. The Troy mine is approximately 15 miles south of the town of Troy, Montana, and access is via a paved road connected to State Highway 56.
The first royalty interest we acquired in the Troy mine is a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine. The 7.0% GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first. The second royalty interest we acquired in the Troy Mine is a perpetual royalty, which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper.
As of December 31, 2005, Revett estimated that at a $7.00 per ounce silver price, proven and probable reserves related to the Troy mine include 10.4 million tons of ore, at an average grade of 1.41 ounces per ton, containing 16.95 million ounces of silver. In addition, Revett has reported additional mineralized material at the Troy mine totaling 46.3 million tons of ore, at an average grade of 1.54 ounces per ton of silver.

As of December 31, 2005, Revett estimated that at a $1.60 per pound copper price, proven and probable reserves related to the Troy mine includes 10.4 million tons of ore, at an average grade of 0.60 percent, containing 145.1 million pounds of copper. In addition, Revett has reported additional mineralized material at the Troy mine totaling 46.3 million tons of ore, at an average grade of 0.74 percent of copper.
Revett recently announced the planned production for the Troy mine is expected to produce approximately 1.8 million ounces of silver and 15.6 million pounds of copper in calendar 2006. This is a reduction in estimated production numbers reported to us as of December 31, 2005, of 2.9 million ounces of silver and 24.2 million pounds of copper for calendar year 2006.
The following map depicts the area subject to our royalty interests at the Troy mine:
Bald Mountain Mine
We own a 1.75% to 3.5% sliding-scale NSR royalty on a portion of the Bald Mountain mine. The Bald Mountain mine is an open pit, heap leach mine operated by Barrick. The Bald Mountain mine is located in White Pine County, approximately 65 miles south of Elko, Nevada. The Bald Mountain mine is approximately midway between Elko and Ely, Nevada. From Elko, the mine is reached by driving on paved State Highway 46 south for approximately 45 miles, then for 30 miles on an improved gravel road to the mine site. From Ely, the drive is 30 miles west on paved United States Highway 50, then 55 miles north on the improved gravel Ruby Marshes Road.
As of December 31, 2005, Barrick informed us that the portion of the mine covered by our royalty interest contained proven and probable reserves of 45.4 million tons of ore, at an average grade of 0.039 ounces per ton, containing approximately 1.78 million ounces of gold. These reserves are based on a gold price of $400 per ounce. In addition, Barrick has reported that the property covered by our royalty interest contains an additional 20.6 million tons of mineralized material, at an average grade of 0.027 ounces per ton of gold.

The following map depicts the area subject to our royalty interests at the Bald Mountain mine:
Robinson Mine
We own a 3% NSR royalty on all mineral production from the Robinson Mine operated by Quadra Mining Ltd. The Robinson Mine produces two flotation concentrates for sale to third party smelters. One concentrate contains copper, gold and silver. The second is a molybdenum concentrate. Access to the property is via a paved highway 6 1/2 miles west of Ely, Nevada in White Pine County.
For the year ending December 31, 2005, Quadra informed us that the copper and gold reserves were 160.4 million tons, at an average grade of 0.007 ounces per ton of gold containing 1.16 million ounces of gold and a copper grade of 0.69% equating to 2,213 million pounds of copper. The reserves were calculated at $425 per ounce for gold and $1.15 per pound of copper. Silver and molybdenum reserves were not reported but are produced and sold as a byproduct.
The following map depicts the area subject to our royalty interests at the Robinson mine:

Mulatos Mine
We own a 0.3 to 1.5% sliding-scale NSR royalty on the Mulatos Mine in southeastern Sonora, Mexico approximately 137 miles east of the city of Hermosillo and 186 miles south of the border with the United States. Commercial production at the Mulatos mine began on April 1, 2006. Operation of the gold heap leach mine is by Alamos. As of December 31, 2005, based upon a gold price of $350 per ounce, Alamos has reported proven and probable reserves of 40.6 million tons, at an average grade of 0.047 ounces per ton, containing 1.892 million ounces of gold. Additional mineralized material, based upon a $350 gold price, is reported as 153.2 million tons of ore at 0.026 ounces per ton.
The following map depicts the area subject to our royalty interests at the Mulatos mine:
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
As of December 31, 2005, Coeur d’Alene informed us that, at a $6.50 per ounce silver price, estimated proven and probable reserves associated with our Martha mine royalty includes approximately 67,000 tons of ore, at an average grade of 60.3 ounces per ton, containing approximately 4.05 million ounces of silver. In addition, Coeur d’Alene has reported an additional 134,000 tons of mineralized material, at an average grade of 45.4 ounces per ton of silver.

Table 1 below summarizes proven and probable reserves for gold, silver and copper that have been reported to us by the operators of our royalty interests as of December 31, 2005:
TABLE 1
Summary of Proven and Probable Gold Reserves Subject to Our Royalties(1)
As of December 31, 2005

				Average Gold	Gold Contained
			Tons	Grade	Ounces
Royalty	Operator	Category(2)	(millions)	(ounces per ton)	(millions) (3)
Pipeline GSR1(4)	Barrick	Proven	29.5	0.034	1.016
		Probable	72.7	0.028	2.024
Pipeline GSR2(5)	Barrick	Proven	12.4	0.026	0.323
		Probable	35.8	0.030	1.057
Pipeline GSR3(6)	Barrick	Proven	41.8	0.032	1.339
		Probable	108.5	0.028	3.081
Pipeline NVR1(7)	Barrick	Proven	31.9	0.029	0.937
		Probable	84.7	0.028	2.344
SJ Claims(8)	Barrick	Reserve	64.9	0.137	8.898
Leeville North(9)	Newmont	Proven	—	—	—
		Probable	5.1	0.465	2.381
Leeville South(9)	Newmont	Proven	0.086	0.371	0.032
		Probable	—	—	—
Bald Mountain(10)	Barrick	Reserve	45.4	0.039	1.778
Robinson(11)	Quadra	Proven	154.8	0.007	1.124
		Probable	5.6	0.006	0.036
Mulatos(12)	Alamos	Proven	8.1	0.047	0.378
		Probable	32.4	0.047	1.513
Summary of Proven and Probable Silver Reserves Subject to Our Royalties(1)
As of December 31, 2005

					Silver
				Average Silver	Contained
			Tons	Grade	Ounces
Royalty	Operator	Category(13)	(millions)	(ounces per ton)	(millions) (3)
Troy(14)	Revett	Reserve	10.4	1.41	14.651
Martha(15)	Coeur d’Alene	Proven	0.025	58.69	1.488
		Probable	0.042	61.26	2.566
See footnotes to Table 1 on page 28.

TABLE 1 (Continued)
Summary of Proven and Probable Copper Reserves Subject to Our Royalties(1)
As of December 31, 2005

					Copper
				Average Copper	Contained
			Tons	Grade	Pounds
Royalty	Operator	Category(16)	(millions)	(% Cu)	(millions) (3)
Troy (14)	Revett	Reserve	10.4	0.60	124.854
Robinson(11)	Quadra	Proven	154.8	0.69	2,131
		Probable	5.6	0.73	82.0
See footnotes to Table 1 on page 28.

Footnotes to Table 1

(1)	“Reserve” is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

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

Amounts shown represent 100% of the reserves subject to our royalty interest and do not take into account losses in processing the ore.

(2)	Gold reserves were calculated by the various operators at $400 per ounce except for the Robinson mine where Quadra calculated reserves at $425 per ounce, and the Mulatos mine where Alamos calculated reserves at $350 per ounce.

(3)	Contained ounces or contained pounds shown have an allowance for dilution of ore in the mining process and do not take into account losses in processing the ore.

(4)	GSR1 is a sliding-scale royalty that covers the Reserve Claims.

(5)	GSR2 is a sliding-scale royalty that covers an area outside of the Reserve Claims.

(6)	GSR3 is a 0.71% fixed rate royalty that covers the same area as GSR1 and GSR2.

(7)	NVR1 is a 0.39% net value royalty that covers production from the majority of the GAS Claims, which covers a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting contract defined processing-related and associated capital costs but not mining costs from revenue received by the operator.

(8)	We own a 0.9% NSR royalty on the SJ Claims. SJ Claims did not provide a breakdown of proven and probable reserves.

(9)	We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, on the Leeville Project.

(10)	We own a 1.75 to 3.5% sliding-scale NSR royalty on a portion of the Bald Mountain mine. Bald Mountain mine did not provide a breakdown of proven and probable reserves.

(11)	We own a 3.0% NSR royalty on the Robinson mine.

(12)	We own a 0.03 to 1.5% sliding-scale NSR royalty on the Mulatos mine.

(13)	Silver reserves were calculated by the operators at $7.00 per ounce for Troy and $6.50 per ounce for Martha mine.

(14)	We own a 7.0% GSR, a 6.1% GSR royalty and a 2% perpetual royalty in the Troy mine, subject to certain production thresholds. The Troy mine did not provide a breakdown of proven and probable reserves.

(15)	We own a 2% NSR royalty on the Martha mine.

(16)	Copper reserves were calculated by the operators at $1.60 per pound for Troy and $1.15 per pound for Robinson.

Table 2 below summarizes mineralization for gold, silver and copper which have been reported to us by the operators of our royalty interests as of December 31, 2005:
TABLE 2
Gold Mineralization Subject to Our Royalties1
As of December 31, 2005

				Average Gold
			Tons	Grade
Royalty	Operator	Category	(millions)	(ounces per ton)
Pipeline GSR1(2)	Barrick	Mineralization	75.2	0.022
Pipeline GSR2(3)	Barrick	Mineralization	60.8	0.032
Pipeline GSR3(4)	Barrick	Mineralization	136.0	0.026
Pipeline NVR1(5)	Barrick	Mineralization	96.4	0.028
Leeville North(6)	Newmont	Mineralization	1.4	0.435
Leeville South(6)	Newmont	Mineralization	0.021	0.300
Bald Mountain(7)	Barrick	Mineralization	20.6	0.027
Mulatos(8)	Alamos	Mineralization	153.2	0.026
Silver Mineralization Subject to Our Royalties1
As of December 31, 2005

				Average Silver
			Tons	Grade
Royalty	Operator	Category	(millions)	(ounces per ton)
Troy(9)	Revett	Mineralization	46.3	1.54
Martha(10)	Coeur d’Alene	Mineralization	0.134	45.4
Copper Mineralization Subject to Our Royalties1
As of December 31, 2005

				Average Copper
			Tons	Grade
Royalty	Operator	Category	(millions)	(%)
Troy (9)	Revett	Mineralization	46.3	0.74
See footnotes to this table on page 30.

Footnotes to Table 2

(1)	Mineralization has not been included in the proven and probable ore reserve estimates because even though drilling indicates a sufficient quantity and grade to warrant further exploration or development expenditures, these deposits do not qualify as commercially mineable ore bodies until further drilling and metallurgical work are completed, and until other economic and technical feasibility factors based upon such work are resolved.

(2)	GSR1 is a sliding-scale royalty that covers the Reserve Claims.

(3)	GSR2 is a sliding-scale royalty that covers an area outside of the Reserve Claims.

(4)	GSR3 is a 0.71% fixed rate royalty that covers the same area as GSR1 and GSR2.

(5)	NVR1 is a 0.39% net value royalty that covers production from the GAS Claims, which covers a portion of the Pipeline Mining Complex that excludes the Pipeline pit. NVR1 is calculated by deducting contract defined processing-related and associated capital costs but not mining costs from revenue received by the operator.

(6)	We own a carried working interest, equal to a 1.8% NSR royalty, on a majority of the Leeville Project.

(7)	We own a 1.75 to 3.5% sliding-scale NSR royalty on a portion of the Bald Mountain mine.

(8)	We own a 0.03 to 1.5% sliding-scale NSR royalty on the Mulatos mine.

(9)	We own a 7.0% GSR royalty, a 6.1% GSR royalty and a 2% perpetual royalty in the Troy mine, subject to certain production thresholds.

(10)	We own a 2% NSR royalty on the Martha mine.

Historical Production
The following table discloses historical production for the properties that are subject to our royalty interests as reported by the operators of the mines, for the past three fiscal years:
Historical Production in Ounces (Pounds for Copper) by Property
For the Fiscal Years Ended June 30,

	2006	2005	2004
Pipeline Mining Complex (gold)	598,974	973,602	973,220
Bald Mountain (gold)	126,317	28,037	33,894
SJ Claims (gold)	1,005,549	531,342	401,913
Leeville North(1) (gold)	28,938	N/A	N/A
Leeville South (gold)	54,758	93,180	105,505
Robinson mine(2) (gold)	13,082	N/A	N/A
Robinson mine(2) (copper)	27,214,572	N/A	N/A
Mulatos mine(3) (gold)	23,912	N/A	N/A
Troy mine (silver) (4)	884,528	522,145	N/A
Troy mine (copper) (4)	7,091,876	4,584,574	N/A
Martha mine (silver)(5)	2,284,784	1,795,853	N/A

(1)	Production at Leeville North began in the third calendar quarter of 2005.

(2)	The Robinson royalty was acquired during our fiscal year 2006.

(3)	The Mulatos royalty was acquired during our fiscal year 2006.

(4)	The Troy mine began production during our fiscal year 2005.

(5)	We did not receive historical production for fiscal year 2004.

Royalties on Development Stage Properties
The following is a description of our interests in royalties on development stage properties. There are proven and probable reserves associated with these properties at this time.
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
We also own a perpetual 2% GSR royalty (TB-GSR3) royalty on all gold produced from the Taparko Project area. TB-GSR3 will commence upon termination of TB-GSR1 and TB-GSR2 royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest.
Royalties on Exploration Stage Properties
The following are descriptions of our interests in royalties on exploration stage properties. There are no proven and probable reserves associated with these properties at this time.
Mule Canyon
We own a 5.0% NSR royalty on a portion of the Mule Canyon property located in Lander County, Nevada, approximately 12 miles southeast of Battle Mountain, Nevada. This property is controlled by Newmont.
Buckhorn South Project
We own a 16.5% NPI royalty on the Buckhorn South Project. The Buckhorn South project is approximately 5,000 acres and is located in Eureka County, Nevada, approximately 50 miles southwest of Elko, Nevada and approximately two miles south of Buckhorn mine. The property consists of 265 unpatented mining claims. Of the 265 claims that comprise Buckhorn South, we leased 131 claims and staked the balance of the project area. The leased claims are burdened by cumulative third party royalties equal to a 4% NSR royalty; the remaining claims are subject to another third party 1% NSR royalty.
Long Valley
We own a 1.0% NSR royalty on the Long Valley gold project 10 miles east of Mammoth Lakes, California. The project is a claim group consisting of 95 claims. The project is controlled and under evaluation by Vista Gold Corporation.

RG Russia
On June 20, 2003, through a newly formed wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, who holds an exploration license granted by the Russian government. As part of the exploration agreement, we provided exploration funding totaling $1.3 million to vest in a 1% NSR royalty interest. On May 3, 2005, the subsidiary of Phelps Dodge Exploration Corporation entered into an agreement with Fortress Minerals Corporation (“Fortress”), whereby Fortress acquired a 51% indirect interest in the Svetloye project, with an option to earn an additional 29% indirect interest by completion of certain work requirements. Our 1% NSR royalty remains in effect as to 100% of the project. Fortress is actively exploring the property.
Taparko Mine
We own a perpetual 2% GSR royalty (TB-GSR3) royalty on all gold produced from the Taparko Project area. TB-GSR3 will commence upon termination of TB-GSR1 and TB-GSR2 (development stage) royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest.
In addition, we own a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area, subject to a cap of 1.1 million tons per year.
Taranis Resources Inc.
On November 4, 2005, we entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis with respect to its exploration program in Finland. As part of the first Agreement, we will obtain a 2% NSR royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program.
As part of the Agreements, we agreed to provide funding totaling $500,000 to Taranis for exploration work on the Kettukuusikko property in Lapland, Finland, in exchange for a 2% NSR royalty on the property. As of June 30, 2006, we have funded the entire $500,000 commitment. We also have an option to fund up to an additional $600,000. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. We have elected to exercise this option. In the event that we do not fully fund the $600,000 to earn the joint venture interest, we would retain our 2% NSR royalty.
Argentine Royalties
Hidefield controls properties located in the eastern part of the Santa Cruz Province, Argentina, which are not in production. We own a 2% NSR royalty on these properties, which have been actively explored during our fiscal year 2006.

Simon Creek
We own a 1.0% NSR royalty on the Simon Creek property. The Simon Creek property is located in Eureka County, Nevada, and is operated by Barrick.
Horse Mountain
We own a 0.25% in the Horse Mountain property. The Horse Mountain property is located in Lander County, Nevada, and is operated by Barrick.
Ferris/Cooks Creek
We own a 1.50% net value royalty interest on net revenues derived from the Ferris/Cooks Creek property, which is located in Lander County, Nevada, and is operated by Barrick.
Rye
We own a 0.5% NSR royalty on the Rye property. The Rye property is located in Pershing County, Nevada, and is operated by Barrick.
BSC
We own a 2.5% NSR royalty on the BSC property. The BSC property is located in Elko County, Nevada, and is operated by Nevada Pacific Gold.
Copper Basin
We own a 0.75% NSR royalty on a 60% non-vested interest in the Copper Basin project, located in Lander County, Nevada.
ICBM
We own a 0.75% NSR royalty on a vested 67% interest (approximate) on the ICBM project, located in Lander County and Humboldt County, Nevada. The ICBM project is currently under exploration lease to Staccato Gold (“Staccato”).
Long Peak
We own a 0.75% NSR royalty on the Long Peak project, located in Lander County, Nevada. The Long Peak project is currently under exploration lease to Staccato.
Dixie Flats
We own a 0.75% NSR royalty on the Dixie Flats project, located in Elko County, Nevada. We continue to hold 1,280 acres of patented land through an exploration agreement at the Dixie Flats project. The Dixie Flats project is currently under exploration lease to Staccato.

Exploration Properties
Sparrow Hawk Claims
We continue to hold 31 unpatented mining claims from Quicksilver Phenomenon, LLC on lands located southeast of the Cortez Joint Venture area, Eureka County, Nevada. There are no reserves or resources identified on this project as of June 30, 2006.
Hoosac Project
We continue to hold a direct ownership in 16 unpatented claims and an indirect interest in 192 unpatented claims through leases in the Hoosac Project. The Hoosac Project is located in Eureka County, Nevada. The Hoosac Project is not currently under exploration lease.
Bulgarian Exploration
We own a 50% interest in Greek American Exploration Ltd., a Bulgarian private limited company that has an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration on a license in Bulgaria.
Greek American Exploration joined with Phelps Dodge Exploration Corporation to form a Bulgarian company named Sofia Minerals Ltd. Sofia Minerals is held equally by Greek American Exploration and Phelps Dodge Exploration. There was no exploration activity during fiscal year 2006 and Sofia Minerals does not currently hold any concession agreements with the Bulgarian Committee of Geology and Mineral Resources. There were no expenses incurred in fiscal year 2006. We are currently in discussions with the other owners of the companies to determine appropriate actions to dissolve the Bulgarian companies.
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
The Partial Consent Decree does not resolve Royal Gold’s potential liability to the State of California (the “State”) for its response costs or for natural resource damages arising from the Site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified Royal Gold and the rest of the PRP group that participated in the settlement with the United States of America that the State would be seeking response costs totaling approximately $12.5 million from them. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, we will be liable for 0.438% of any settlement amount. However, we expect that our share of liability will be completely covered by a $15 million, zero-deductible insurance policy that the PRP group purchased specifically to protect itself from claims such as that brought by the State. No notices or any other forms of actions with respect to Royal Gold have been made by the State since its October 1, 2002 notice.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the quarter ended June 30, 2006. Results from our annual meeting will be described in Part II, Item 4 of our report that will be filed on Form 10-Q for the quarter ending December 31, 2006.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
Royal Gold’s executive officers as of August 25, 2006 were as follows:

Name	Age	Office
Stanley Dempsey	67	Executive Chairman
Tony Jensen	44	President and Chief Executive Officer
Karen P. Gross	52	Vice President and Corporate Secretary
Randy L. Parcel	61	Vice President and General Counsel
Stefan L. Wenger	33	Chief Financial Officer

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Current Stockholders
Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “RGLD” and on the Toronto Stock Exchange under the symbol “RGL.” The following table shows the high and low sales prices, in U.S. dollars, for the common stock on Nasdaq, for each quarter since July 1, 2004.

		Sales Prices
Fiscal Year:		High	Low
2005	First Quarter (July, Aug., Sept. — 2004)	$17.11	$12.30
	Second Quarter (Oct., Nov., Dec. — 2004)	$19.03	$14.95
	Third Quarter (Jan., Feb., March — 2005)	$19.95	$15.35
	Fourth Quarter (April, May, June — 2005)	$20.50	$15.99

2006	First Quarter (July, Aug., Sept. — 2005)	$30.20	$18.74
	Second Quarter (Oct., Nov., Dec. — 2005)	$35.69	$20.95
	Third Quarter (Jan., Feb., March — 2006)	$41.66	$27.01
	Fourth Quarter (April, May, June — 2006)	$37.50	$23.00
As of August 25, 2006, there were approximately 765 shareholders of record of our common stock.
Dividends
For calendar year 2006, we declared an annual dividend of $0.22 per share of common stock, in four quarterly payments of $0.055 each. We paid the first payment of $0.055 per share on January 20, 2006, to shareholders of record at the close of business on January 6, 2006. We paid the second payment of $0.055 per share on April 21, 2006, to shareholders of record at the close of business on April 7, 2006. We paid the third payment of $0.055 on July 28, 2006 to shareholders of record at the close of business on July 7, 2006. We anticipate paying the fourth payment of $0.055 on October 20, 2006, to shareholders of record at the close of business on October 6, 2006.
For calendar year 2005, we declared an annual dividend of $0.20 per share of common stock, in four quarterly payments of $0.05 each. We paid the first payment of $0.05 per share on January 21, 2005, to shareholders of record at the close of business on January 7, 2005. We paid the second payment of $0.05 per share on April 22, 2005, to shareholders of record at the close of business on April 8, 2005. We paid the third payment of $0.05 on July 22, 2005 to shareholders of record at the close of business on

July 8, 2005. We paid the fourth payment of $0.05 on October 21, 2005, to shareholders of record at the close of business on October 7, 2005.
We currently plan to continue to pay dividends on a calendar year basis, subject to the discretion of our board of directors. However, our board of directors may determine not to declare a dividend based on a number of factors including the gold price, economic and market conditions, and the financial needs of opportunities that might arise in the future.
Sales of Unregistered Securities
We did not make any unregistered sales of our securities during the fiscal year ended June 30, 2006.
ITEM 6. SELECTED FINANCIAL DATA
Selected Statements of Operations Data

	For The Years Ended June 30,
Amounts in thousands, except per share data	2006	2005	2004	2003	2002
Royalty revenue	$28,380	$25,302	$21,353	$15,788	$12,323
Exploration and business development	3,397	1,893	1,392	1,233	618
General and administrative expense	5,022	3,695	2,923	1,966	1,875
Depreciation and depletion	4,261	3,205	3,314	2,855	2,289
Impairment of mining assets	—	—	—	166	—
Current and deferred tax expense (benefit)	5,101	4,102	3,654	1,885	(6,771)
Net income	11,350	11,454	8,872	6,752	10,699
Basic earnings per share	$0.50	$0.55	$0.43	$0.34	$0.60
Diluted earnings per share	$0.49	$0.54	$0.42	$0.33	$0.59
Dividends declared per share	$0.22	$0.20	$0.15	$0.10	$0.075
Selected Balance Sheet Data

Amounts in thousands	2006	2005	2004	2003	2002
Total assets	$172,260	$102,319	$93,522	$86,359	$29,590
Working capital	81,452	53,330	49,460	34,296	11,990
Long-term obligations	98	97	103	113	121
Deferred tax liabilities	7,179	7,586	8,079	8,747	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the 2006 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are closely tied to the price of gold and production from our royalty properties. During the 2006 fiscal year, the price of gold averaged $527 per ounce compared with an average price of $422 per ounce for the 2005 fiscal year. As a result of the increased gold price, our GSR1 sliding-scale royalty rate at the Pipeline Mining Complex paid out at rates ranging from 4.5% to 5.0% compared with rates ranging from 4.0% to 4.5% during the prior period. Lower production at the Pipeline Mining Complex (which was largely offset by rising metal prices and an increase in our GSR1 sliding-scale royalty rate), an increase in revenues from SJ Claims and Bald Mountain, and payments from the recently acquired Mulatos and Robinson royalties resulted in revenues of $28,380,143 during the 2006 fiscal year, compared with total revenues of $25,302,332 during the 2005 fiscal year.
Our principal mineral property interests are set forth below:
▪	Pipeline: Four royalty interests at the Pipeline Mining Complex, which includes the Pipeline and South Pipeline, GAP and Crossroads gold deposits. The Pipeline Mining Complex is operated by the Cortez Joint Venture, which is a joint venture between Barrick (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc. Our four royalty interests at the Pipeline Mining Complex are:
o	GSR1 – A sliding-scale GSR royalty that covers the current mine footprint, which includes the Pipeline and South Pipeline deposits, and ranges from 0.4% at a gold price below $210 per ounce to 5.0% at a gold price of $470 per ounce or above;

o	GSR2 – A sliding-scale GSR royalty that covers areas outside the Pipeline deposit and ranges from 0.72% at a gold price below $210 per ounce to 9.0% at a gold price of $470 per ounce or above;

o	GSR3 – A 0.71% fixed rate GSR royalty on the production covered by GSR1 and GSR2; and

o	NVR1 – A fixed rate 0.39% net value royalty on all production on the South Pipeline, Crossroads and some of the GAP deposit, but not covering the Pipeline deposit.

▪	Leeville: We hold a 1.8% carried working interest, equal to a 1.8% NSR royalty, on the majority of the Leeville Project, which includes Leeville South and Leeville North underground mines, located in Nevada and operated by Newmont;

▪	SJ Claims: We hold a 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation, located in Nevada and operated by Barrick;

▪	Troy: Two royalty interests in the Troy underground silver and copper mine, operated by Revett, located in northwestern Montana:
o	A production payment equivalent to a 7.0% GSR royalty until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first; and

o	A GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a 2% GSR royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper;
▪	Martha: A 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha silver mine, which is operated by Coeur d’Alene Mines Corporation; and

▪	Bald Mountain: A 1.75% NSR sliding-scale royalty interest that increases to 2% at a gold price of approximately $811 per ounce and covers a portion of the Bald Mountain mine in Nevada, operated by Barrick.
During the 2006 fiscal year, we acquired the following royalty interests:
▪	Taparko: Four royalty interests on the Taparko Project, located in Burkina Faso and operated by High River. Our four royalty interests at the Taparko Project are:
o	TB-GSR1 – A production payment equivalent to a 15% GSR royalty on all gold produced from the Taparko Project until either cumulative production of 804,420 ounces of gold is achieved or until we receive $35 million in cumulative payments;

o	TB-GSR2 – A production payment equivalent to a GSR sliding-scale royalty on all gold produced from the Taparko Project. TB-GSR2 remains in force until the termination of TB-GSR1;

o	TB-GSR3 – A perpetual 2% GSR royalty on all gold produced from the Taparko Project area. TB-GSR3 will commence upon the termination of the TB-GSR1 and TB-GSR2 royalties; and

o	TB-MR1 – A 0.75% milling fee royalty on all gold, subject to annual caps, processed through the Taparko Project processing facilities that is mined from any area outside the Taparko Project area.
▪	Robinson: A 3% NSR royalty on the Robinson mine, located in eastern Nevada and operated by Quadra; and

▪	Mulatos: A sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico, and operated by Alamos. The sliding-scale NSR royalty, capped at two million ounces of gold production, ranges from 0.30% payout for gold prices below $300 per ounce up to a maximum rate of 1.50% for gold prices above $400 per ounce.
Estimates received from the mine operators during the first quarter of calendar year 2006 indicated that production, attributable to our royalty interests, for calendar year 2006 are expected to be as follows:

Royalty	Operator	Metal	Production

Pipeline GSR1	Barrick	Gold	385,000 oz.
Pipeline GSR3	Barrick	Gold	385,000 oz.
Pipeline NVR1	Barrick	Gold	213,000 oz.
Leeville North	Newmont	Gold	196,000 oz.
Leeville South	Newmont	Gold	29,000 oz.
SJ Claims	Barrick	Gold	903,000 oz.
Bald Mountain	Barrick	Gold	248,000 oz.
Robinson(1)	Quadra	Gold	53,500 oz.
Mulatos(2)	Alamos	Gold	110,000 to 120,000 oz.
Troy	Revett	Silver	1.8 million oz.
Martha	Coeur D’ Alene	Silver	2.5 million oz.
Troy	Revett	Copper	15.6 million lbs.
Robinson(2)	Quadra	Copper	125 to 130 million lbs.
Robinson(2)	Quadra	Molybdenum	0.5 to 1.0 million lbs.	(3)

(1)	Production estimates are for the full calendar year. Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.

(2)	Production estimates are for the full calendar year. Royalty revenue began accruing to us on April 1, 2006.

(3)	In August 2006, Quadra reported that their original molybdenum production estimates will not be met. Quadra was not able to provide updated molybdenum production estimates at this time.

During the first six months of calendar 2006, the mine operators have reported production attributable to our royalty interests as follows:

Royalty	Operator	Metal	Production

Pipeline GSR1	Barrick	Gold	174,376 oz.
Pipeline GSR3	Barrick	Gold	174,376 oz.
Pipeline NVR1	Barrick	Gold	57,663 oz.
Leeville North	Newmont	Gold	19,875 oz.
Leeville South	Newmont	Gold	18,827 oz.
SJ Claims	Barrick	Gold	503,952 oz.
Bald Mountain	Barrick	Gold	100,598 oz.
Robinson(1)	Quadra	Gold	13,082 oz.
Mulatos(2)	Alamos	Gold	23,912 oz.
Troy	Revett	Silver	449,075 oz.
Martha	Coeur D’ Alene	Silver	1,176,500 oz.
Troy	Revett	Copper	3,580,454. lbs.
Robinson(1)	Quadra	Copper	27,214,572 lbs
Robinson(1)	Quadra	Molybdenum	60,743 lbs.

(1)	Royalty revenue commenced during our fourth quarter of fiscal year 2006. We began receiving revenue from the Robinson royalty as a $20 million reclamation trust account was fully funded by Quadra during our fourth quarter of fiscal 2006.

(2)	Royalty revenue commenced effective April 1, 2006. Royalty revenue began accruing to us on April 1, 2006.
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
Our most critical accounting estimates relate to our assumptions regarding future gold prices and the estimates of reserves and recoveries of mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we charge depreciation and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. The reserves reported by our various operators as of December 31, 2005, were based on a gold price of $400 per ounce, except Alamos who calculated reserves at $350 per ounce and Quadra who calculated reserves at $425 per ounce.
We based our deferred tax asset valuation on a $425 per ounce gold price, as of June 30, 2006. If the long-term gold price is substantially lower, these estimates would need to change and could result in material write-offs of assets and the need to establish a valuation allowance against the deferred tax asset.

Liquidity and Capital Resources
As of June 30, 2006, we had current assets of $84.8 million compared to current liabilities of $3.3 million for a current ratio of 26 to 1. This compares to current assets of $56.2 million and current liabilities of $2.9 million at June 30, 2005, resulting in a current ratio of 19 to 1. The increase is due primarily to an increase in our cash and equivalents. We continue to have no long-term debt.
In September 2005, we sold 2,227,912 shares of our common stock in an underwritten public offering, at a price of $26.00 per share, resulting in proceeds of approximately $54.7 million, which is net of the underwriter’s discount of $2.9 million and transaction costs of approximately $327,000. The net proceeds from this equity offering have been and will continue to be used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.
During fiscal year 2006, liquidity needs were met from $28.4 million in royalty revenues, net proceeds from issuance of common stock of approximately $58.6 million, our available cash resources, and interest and other income of $3.2 million.
We have a line of credit from HSBC that may be used to acquire producing royalties and for general corporate purposes. During our second quarter, we finalized a line of credit expansion with HSBC to raise the availability under the line of credit from $10 million to $30 million. Any loan under the line of credit will be secured by a mortgage on our GSR1, GSR3 and NVR1 royalties at the Pipeline Mining Complex, and by a security interest in the cash proceeds from our royalty interests. The maturity date of our line of credit was extended in July 2006 for one year to December 31, 2009. As of June 30, 2006, no funds have been drawn under the line of credit.
We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing business development activities. In the event of a substantial royalty or other acquisition, we may explore debt or equity financing opportunities.
Our contractual obligations as of June 30, 2006, are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$430,989	$119,067	$248,196	$63,726	$—
Long-term retirement obligation	97,749	26,400	52,800	18,549	—

Total	$528,738	$145,467	$300,996	$82,275	$—

For information on our contractual obligations, see Note 10 to the Consolidated Financial Statements under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.

Results of Operations
Fiscal Year Ended June 30, 2006, Compared with Fiscal Year Ended June 30, 2005
For the fiscal year ended June 30, 2006, we recorded net income of $11,350,081, or $0.50 per basic share and $0.49 per diluted share, as compared to net income of $11,453,715, or $0.55 per basic share and $0.54 per diluted share, for the fiscal year ended June 30, 2005.
For fiscal year 2006, we received total royalty revenue of $28,380,143, at an average gold price of $527 per ounce, compared to royalty revenue of $25,302,332, at an average gold price of $422 per ounce for fiscal year 2005. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2006 compared to fiscal year 2005 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Fiscal Years Ended June 30, 2006 and 2005

		Fiscal Year			Fiscal Year
		2006	Fiscal Year		2005
		Royalty	2006		Royalty	Fiscal Year
Royalty	Metal(s)	Revenue	Production		Revenue	2005 Production

Pipeline	Gold	$16,813,059	598,974	oz.	$21,392,636	973,602 oz.
Leeville	Gold	$767,744	83,696	oz.	$763,012	93,180 oz.
SJ Claims	Gold	$4,783,896	1,005,549	oz.	$2,026,052	531,342 oz.
Bald Mountain	Gold	$1,492,659	126,317	oz.	$208,103	28,037 oz.
Robinson(1)		$2,202,749			N/A
	Gold		13,082	oz.		N/A
	Copper		27,214,572	lbs.		N/A
	Molybdenum		60,743	lbs.		N/A
Mulatos(1)	Gold	$225,000	23,912	oz.	N/A	N/A
Troy		$1,693,447			$749,362
	Silver		884,528	oz.		522,145 oz.
	Copper		7,091,876	lbs.		4,584,574 lbs.
Martha	Silver	$401,589	2,284,784	oz.	$163,167	1,795,853 oz.

(1)	Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.
The increase in royalty revenue compared with fiscal year 2005 resulted from a higher GSR sliding-scale royalty rate from the Pipeline Mining Complex due to higher gold prices in fiscal year 2006, an increase in revenues from the SJ Claims and Bald Mountain, and payments from the recently acquired Mulatos and Robinson royalties. These increases were partially offset by a decrease in production at the Pipeline Mining Complex.
Cost of operations increased to $2,288,347 for the fiscal year ended June 30, 2006, compared to $1,847,343 for the fiscal year ended June 30, 2005. The increase was primarily due to non-cash employee compensation expense of $380,565, discussed below, and an increase in Nevada Net Proceeds Tax expenditures due to increased royalty revenues at our SJ Claims and Bald Mountain royalties. These increases were partially offset by a decrease in consulting services.

General and administrative expenses increased to $5,022,157 for the fiscal year ended June 30, 2006, compared to $3,695,098 for the fiscal year ended June 30, 2005. The increase is primarily due to non-cash employee compensation expense of $1,465,055, discussed below.
Exploration and business development expenses increased to $3,396,733 for the fiscal year ended June 30, 2006, compared to $1,892,865 for the fiscal year ended June 30, 2005. The increase is primarily due to non-cash employee compensation expense of $932,066, discussed below, and an increase in our exploration funding of approximately $463,000, due to the Taranis Resources exploration alliance, as discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements.
Depreciation and depletion increased to $4,261,060 for the fiscal year ended June 30, 2006, compared to $3,204,984 for the fiscal year ended June 30, 2005. The increase is primarily due to increased production at our SJ Claims.
As discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. The Company has adopted SFAS 123(R) as of July 1, 2005, using the modified prospective application transition method. As a result of the adoption of SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $2,777,686 for the fiscal year ended June 30, 2006, which is allocated among cost of operations, general and administrative expenses, and exploration and business development expenses in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the fiscal year ended June 30, 2006, was $380,565, $1,465,055 and $932,066, respectively. The total income tax benefit associated with non-cash stock compensation expense was approximately $1,011,078 for the fiscal year ended June 30, 2006.
Interest and other income increased to $3,203,968 for the fiscal year ended June 30, 2006, compared to $834,136 for the fiscal year ended June 30, 2005. The increase is primarily due to higher interest rates and an increase in funds available for investing over the prior period. The increase in funds available for investing is primarily due to the public offering of our common stock during the first quarter of fiscal year 2006 and cash flow from operations.
For the fiscal year ended June 30, 2006, we recognized current and deferred tax expense totaling $5,100,667 compared with $4,102,462 for the fiscal year ended June 30, 2005. This resulted in an effective tax rate of 31.0% in the current period, compared with 26.4% in the prior period. The increase in our effective tax rate is the result of the release of a valuation allowance associated with the sale of available for sale securities of approximately $320,000 and the recognition of Colorado loss carryforwards totaling approximately $150,000 during the fiscal year ended June 30, 2005.
Fiscal Year Ended June 30, 2005, Compared with Fiscal Year Ended June 30, 2004
For the fiscal year ended June 30, 2005, we recorded net income of $11,453,715, or $0.55 per basic share and $0.54 per diluted share, as compared to net income of $8,871,679, or $0.43 per basic share and $0.42 per diluted share, for the fiscal year ended June 30, 2004.
For fiscal year 2005, we received total royalty revenue of $25,302,332, at an average gold price of $422 per ounce, compared to royalty revenue of $21,353,071, at an average gold price of $389 per ounce for fiscal year 2004. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2005 compared to fiscal year 2004 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests Fiscal Years Ended June 30, 2005 and 2004

		Fiscal Year		Fiscal Year
		2005 Royalty	Fiscal Year 2005	2004 Royalty	Fiscal Year 2004
Royalty	Metal(s)	Revenue	Production	Revenue	Production

Pipeline	Gold	$21,392,636	973,602 oz.	$18,737,676	973,220 oz.
Leeville	Gold	$763,012	93,180 oz.	$729,717	105,505 oz.
SJ Claims	Gold	$2,026,052	531,342 oz.	$1,398,629	401,913 oz.
Bald Mountain	Gold	$208,103	28,037 oz.	$230,713	33,894 oz.
Troy(1)		$749,362		N/A
	Silver		522,145 oz.		N/A
	Copper		4,584,574 lbs		N/A
Martha(2)	Silver	$163,167	1,795,853 oz.	$256,336	N/A

(1)	Troy mine began production during our fiscal year 2005.

(2)	We did not receive production data from the Martha mine for our fiscal year 2004.
The increase in royalty revenue compared with fiscal year 2004 resulted from a higher sliding-scale royalty rate from the Pipeline Mining Complex due to a higher gold price in fiscal year 2005, and the addition of revenues from the acquired Troy mine royalties.
Cost of operations increased to $1,847,343 for the fiscal year ended June 30, 2005, compared to $1,512,867 for the fiscal year ended June 30, 2004, primarily related to an increase in Nevada Net Proceeds Tax expenditures of approximately $161,000, which is associated with increased royalty revenues. Nevada net proceeds of mines taxes are paid on all royalties received which are attributed to production in Nevada, at a rate of 5% of gross cash receipts. The increase is also due to an increase in consulting fees, which were related to the Crossroads project at the Cortez Joint Venture.
General and administrative expenses increased to $3,695,098 for the fiscal year ended June 30, 2005, compared to $2,923,289 for the fiscal year ended June 30, 2004, primarily due to increased accounting and consulting fees of approximately $341,000. The increased accounting and consulting fees were the result of Sarbanes-Oxley compliance work. Increases in employee related costs of approximately $124,000 along with an increase in costs for investor relations of approximately $99,000 also contributed to the increase in general and administrative expenses.
Exploration and business development expenses increased to $1,892,865 for the fiscal year ended June 30, 2005, compared to $1,391,944 for the fiscal year ended June 30, 2004, primarily due to an increase in employee related costs allocated to business development of approximately $778,000, due to increased business development activities throughout the year. This increase was offset partially by a decrease in consulting services for business development activities of approximately $353,000.

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
As discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements, we recorded non-cash employee stock compensation expense of $205,301 for the fiscal year ended 2005, compared to $0 for the fiscal year ended June 30, 2004. The employee non-cash stock compensation allocated to cost of operations, general and administrative and business development for the fiscal year ended June 30, 2005, was $16,839, $154,517 and $33,945, respectively. The non-cash compensation expense recorded during the period represents amortization, based on the employees’ service period, of the fair value of the Restricted Stock issued pursuant to the 2004 Omnibus Long-Term Incentive Plan at the issuance or measurement date.
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
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates from the operators of our royalty properties, the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as capital expenditures and costs associated with business development and exploration, settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
▪	changes in gold and other metals prices;

▪	the performance of the Pipeline Mining Complex, Betze-Post mine and facilities, as well as the Leeville North and Robinson mines;

▪	decisions and activities of the operators of our royalty properties;

▪	unanticipated grade, geological, metallurgical, processing or other problems at these properties;

▪	changes in project parameters as plans of the operators are refined;

▪	changes in estimates of reserves and mineralization by the operators of our royalty properties;

▪	the completion of the construction of the Taparko Project in 2007;

▪	economic and market conditions;

▪	future financial needs;

▪	the availability and size of acquisitions; and

▪	the ultimate additional liability, if any, to the State of California in connection with Casmalia matter;
as well as other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changed in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Decreases in prices of precious metals would reduce our royalty revenues,” under Part I, Item 1A of this Annual Report on Form 10-K for more information that can affect gold prices. During the last five years, the market price for gold has fluctuated between $278 per ounce and $725 per ounce.
During the fiscal year ended June 30, 2006, we reported royalty revenues of $28,380,143, with an average gold price for the period of $527 per ounce. The GSR1 royalty, on the Pipeline Mining Complex, which produced the majority of our revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. For the fiscal year, if the price of gold had averaged higher or lower by $20 per ounce, we would have recorded an increase or decrease in revenues of approximately $1.0 million, respectively. Due to the set price steps in the GSR1 royalty, it is not possible to extrapolate these effects on a linear basis.
We receive royalties from the NVR1 royalty on the Pipeline Mining Complex in gold, and the value of this royalty therefore depends on the price of gold. We sold 1,733 ounces of gold bullion in fiscal year 2006, at an average realized price of $524 per ounce, and 2,905 ounces of gold bullion in fiscal year 2005, at an average realized price of $417 per ounce.

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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that, as of June 30, 2006, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the registered public accounting firm that audited the financial statements included in this annual report, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Royal Gold, Inc.:
We have completed integrated audits of Royal Gold, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation and adopted SFAS No. 123(R), Share-Based Payment, effective July 1, 2005.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Denver, Colorado
August 25, 2006

ROYAL GOLD, INC.
Consolidated Balance Sheets
As of June 30,

	2006	2005
Current assets:
Cash and equivalents	$78,449,383	$48,840,371
Royalty receivables	5,962,053	6,601,329
Deferred tax assets	131,621	452,730
Prepaid expenses and other	232,839	333,883

Total current assets	84,775,896	56,228,313

Royalty interests in mineral properties, net (Note 5)	84,589,569	44,817,242
Available for sale securities (Note 4)	1,988,443	554,812
Deferred tax assets	495,018	160,417
Other assets	410,895	557,771

Total assets	$172,259,821	$102,318,555

Current liabilities:
Accounts payable	$1,075,644	$1,140,509
Income taxes payable	334,767	253,496
Dividend payable	1,300,623	1,050,628
Accrued compensation	375,000	278,500
Other	237,482	175,095

Total current liabilities	3,323,516	2,898,228

Deferred tax liabilities	7,178,907	7,586,402
Other long term liabilities	97,749	96,634

Total Liabilities	10,600,172	10,581,264

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; issued 23,816,640 and 21,258,576 shares, respectively	238,165	212,585
Additional paid-in capital	166,459,671	104,163,515
Accumulated other comprehensive income (loss)	498,462	(284,920)
Deferred compensation	—	(524,659)
Accumulated deficit	(4,439,777)	(10,732,358)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	161,659,649	91,737,291

Total liabilities and stockholders’ equity	$172,259,821	$102,318,555

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended June 30,

	2006	2005	2004
Royalty revenues	$28,380,143	$25,302,332	$21,353,071

Costs and expenses
Costs of operations	2,288,347	1,847,343	1,512,867
General and administrative	5,022,157	3,695,098	2,923,289
Exploration and business development	3,396,733	1,892,865	1,391,944
Depreciation, depletion and amortization	4,261,060	3,204,984	3,313,953

Total costs and expenses	14,968,297	10,640,290	9,142,053

Operating income	13,411,846	14,662,042	12,211,018

Interest and other income	3,203,968	834,136	442,181
Gain on sale of available for sale securities	—	163,577	22,778
Interest and other expense	(165,066)	(103,578)	(149,940)

Income before income taxes	16,450,748	15,556,177	12,526,037

Current tax expense (Note 7)	(5,973,878)	(3,047,551)	(882,243)
Deferred tax benefit (expense) (Note 7)	873,211	(1,054,911)	(2,772,115)

Net income	$11,350,081	$11,453,715	$8,871,679

Adjustments to other comprehensive income	783,382	(208,328)	(36,866)
Unrealized change in market value of available for sale securities, net of tax	783,382	(208,328)	(36,866)
Realization of the change in market value on sale of available for sale securities, net of tax	—	(104,689)	—

Comprehensive income	$12,133,463	$11,140,698	$8,834,813

Basic earnings per share	$0.50	$0.55	$0.43

Basic weighted average shares outstanding	22,863,784	20,875,957	20,760,452

Diluted earnings per share	$0.49	$0.54	$0.42

Diluted weighted average shares outstanding	23,121,862	21,070,797	21,110,521
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006, 2005 and 2004

				Accumulated
			Additional	Other					Total
	Common Shares		Paid-In	Comprehensive	Deferred	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Shares	Amount	Equity
Balance at June 30, 2003	20,883,914	$208,838	$100,612,048	$64,963	$—	$(24,796,477)	229,224	$(1,096,872)	$74,992,500

Issuance of common stock for:
Exercise of options	128,669	1,287	736,890						738,177
Tax benefit of stock option exercises			670,953						670,953

Net income and comprehensive income for the year ended June 30, 2004				(36,866)		8,871,679			8,834,813

Dividends						(2,338,131)			(2,338,131)

Balance at June 30, 2004	21,012,583	$210,125	$102,019,891	$28,097	$—	$(18,262,929)	229,224	$(1,096,872)	$82,898,312

Issuance of common stock for:
Acquisition of royalty interest in mineral property	3,000	30	55,140						55,170
Exercise of options	200,993	2,010	971,002						973,012
Tax benefit of stock option exercises			387,942						387,942
Issuance of restricted stock	42,000	420	729,540		(729,960)				—
Recognition of compensation expense for restricted stock issuance (Note 3)					205,301				205,301
Net income and comprehensive income for the year ended June 30, 2005				(313,017)		11,453,715			11,140,698
Dividends						(3,923,144)			(3,923,144)

Balance at June 30, 2005	21,258,576	$212,585	$104,163,515	$(284,920)	$(524,659)	$(10,732,358)	229,224	$(1,096,872)	$91,737,291

Issuance of common stock for:
Equity offering	2,227,912	22,279	54,696,156						54,718,435
Exercise of stock options	276,777	2,768	3,909,107						3,911,875
Vesting of restricted stock	53,375	533	(533)						—
Tax benefit of stock-based compensation exercises			1,438,399						1,438,399
Recognition of non-cash compensation expense for share- based compensation (Note 3)			2,777,686						2,777,686
Reversal of deferred compensation			(524,659)		524,659				—
Net income and comprehensive income for the year ended June 30, 2006				783,382		11,350,081			12,133,463
Dividends						(5,057,500)			(5,057,500)

Balance at June 30, 2006	23,816,640	$238,165	$166,459,671	$498,462	$—	$(4,439,777)	229,224	$(1,096,872)	$161,659,649

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2006	2005	2004
Cash flows from operating activities
Net income	$11,350,081	$11,453,715	$8,871,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,261,060	3,204,984	3,313,953
Gain on available for sale securities	—	(163,577)	(22,778)
Deferred tax (benefit) expense	(873,211)	1,054,911	2,772,115
Non-cash employee stock compensation expense	2,777,686	205,301	—
Tax (benefit) expense of share-based compensation exercises	(1,438,399)	387,942	670,953
Other	—	—	26,623
Changes in assets and liabilities:
Royalty receivables	639,276	(1,380,022)	(2,095,870)
Prepaid expenses and other assets	184,638	(65,889)	(112,955)
Accounts payable	(64,865)	(141,502)	(95,135)
Federal income taxes payable	1,519,670	253,496	—
Accrued liabilities and other current liabilities	165,577	17,388	82,863
Other long term liabilities	1,115	(6,455)	(10,400)

Net cash provided by operating activities	$18,522,628	$14,820,292	$13,401,048

Cash flows from investing activities
Capital expenditures for property and equipment	$(38,657)	$(126,954)	$(271,020)
Acquisition of royalty interests in mineral properties (Note 2)	(43,931,448)	(7,514,947)	—
Purchase of available for sale securities (Notes 2 and 4)	(204,715)	(1,000,000)	—
Proceeds from sale of available for sale securities	—	539,960	38,642

Net cash used in investing activities	$(44,174,820)	$(8,101,941)	$(232,378)

Cash flows from financing activities
Dividends paid	$(4,807,505)	$(3,651,893)	$(2,591,489)
Tax benefit from share-based compensation exercises	1,438,399	—	—
Net proceeds from issuance of common stock	58,630,310	973,012	738,177

Net cash provided by (used in) financing activities	$55,261,204	$(2,678,881)	$(1,853,312)

Net increase in cash and equivalents	29,609,012	4,039,470	11,315,358

Cash and equivalents at beginning of year	48,840,371	44,800,901	33,485,543

Cash and equivalents at end of year	$78,449,383	$48,840,371	$44,800,901

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$4,610,911	$2,330,000	$453,000
Non-cash financing activities:
Deferred compensation (equity offset)	$—	$729,960	$—
Acquisition of royalty interest in mineral property	$—	$55,170	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Cash and Cash Equivalents:
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2006, cash and cash equivalents were primarily held in uninsured interest bearing cash and money market accounts.
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
Royalty Interests in Mineral Properties:
Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Account Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacements of FASB Statement No. 125, or a derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Also, in accordance with FASB Emerging Issues Task Force Issue No., or EITF, 04-02, Working Group Report No.1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues, we recognize our royalty interests as tangible assets as of June 30, 2006 and 2005. We based our conclusion on the following factors:
1.	Our royalty interests in mineral properties do not meet the definition of financial assets under FASB Statement No. 140; and

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Income Taxes:
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be realized.
Stock-Based Compensation:
Effective July 1, 2005, we account for our stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. Prior to July 1, 2005, we measured compensation cost as prescribed by Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (“APB 25”). See Note 3 within these Notes to Consolidated Financial Statements for further discussion on the Company’s stock-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Earnings Per Share:
Basic earnings per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the effect of all potentially dilutive stock-based compensation awards.
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
In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the alternative transition method described in this FSP. The Company has elected to adopt the alternative transition method described in the FSP.
On July 13, 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measurement of tax position taken or expected to taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact, if any, the adoption of FIN 48 could have on our financial statements.
2. ROYALTY ACQUISITIONS
Taranis Exploration Alliance
On November 4, 2005, Royal Gold entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis Resources Inc. (“Taranis”) with respect to its exploration program in Finland. As part of the first Agreement, the Company will obtain a 2% net smelter return (“NSR”) royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program, in exchange for a $321,638 investment in 937,500 shares of Taranis’ common stock and 468,750 warrants. On August 21, 2006, we acquired, under a private placement, an additional 100,000 shares of Taranis’ common stock and warrants exercisable to purchase up to 50,000 Taranis common shares at $0.49.
As part of the Agreements, we have funded $500,000 to Taranis for exploration work on the Kettukuusikko property in Lapland, Finland, in exchange for a 2% NSR royalty on the property. As of June 30, 2006, we have funded the entire $500,000 commitment. We also have an option to fund up to an additional $600,000. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. The Company has elected to exercise this option. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2% NSR royalty.
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
The Robinson mine is an open pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by Quadra Mining Ltd. (“Quadra”) since 2004. Royal Gold began receiving revenue from the Robinson royalty during our fourth quarter after a $20.0 million reclamation trust account was fully funded by Quadra.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Mulatos project, owned and operated by Alamos Gold, Inc. (“Alamos”), is an open pit, heap leach gold mine. According to Alamos, commercial production has been achieved effective April 1, 2006. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 per ounce up to 1.50% for gold prices above $400 per ounce.
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
As of June 30, 2006, we have funded approximately $18.7 million of the $35 million total funding commitment. As a result of our funding to-date, we have obtained the following mineral interests, all related to the Taparko Project:
1.	TB-GSR1 – A production payment equivalent to a fifteen percent (15%) GSR royalty on all gold produced from the Taparko Project. TB-GSR1 remains in force until cumulative production of 804,420 ounces of gold is achieved, or until cumulative payments of $35 million have been made to us, whichever is earlier.

2.	TB-GSR2 – A production payment equivalent to a GSR sliding-scale royalty on all gold produced from the Taparko Project. TB-GSR2 will be paid concurrently with, and remains in force until the termination of TB-GSR1. The sliding-scale royalty rate will be determined as follows:
a.	When the average price of gold is $430 per ounce or more, the rate will be equal to the average price divided by 100 (e.g., a $440 gold price divided by 100 = 4.4%).

b.	When the average gold price is $385 per ounce or less, the rate will be equal to the average price divided by 90 (e.g., a $350 gold price divided by 90 = 3.88%).

c.	When the average price is between $385 and $430 per ounce, the rate is 4.3%.
3.	TB-GSR3 – A perpetual 2% GSR royalty on all gold produced from the Taparko Project area (as defined in the Funding Agreement). This royalty will commence upon termination of the TB-GSR1 and TB-GSR2 royalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	TB-MR1 – A 0.75% milling fee royalty, calculated in the same manner as the TB-GSR1 royalty, on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area (as defined in the Funding Agreement). TB-MR1 royalty is subject to a cap of 1.1 million tons per year (e.g., if in a given year, the Taparko Project processing facility processes 800,000 tons of ore from the Taparko Project area and 500,000 tons of ore from areas outside the Taparko Project area, the 800,000 tons from the Taparko Project area would be subject to TB-GSR1, TB-GSR2, or TB-GSR3 and the TB-MR1 would only apply to 300,000 tons of ore.
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
In addition to the 90% interest in Somita, Royal Gold also obtained as collateral a pledge of shares of two equity investments held by High River. The equity value underlying the pledge of these shares is valued at approximately $14.9 million as of June 30, 2006, and includes 12,015,000 common shares in the capital stock of Pelangio Mines, Inc. and 1,790,941 common shares in the capital stock of Intrepid Minerals Corporation. The purpose of this collateral is to maintain a construction reserve that can be used to remedy any construction defects noted during the construction contract warranty period. This collateral can only be used to remedy identified construction defects and cannot be used to repay any of Royal Gold’s investment. This security interest will be released by Royal Gold at the end of the construction contract warranty period.
Investment in Revett Silver Company and the Troy Mine
On October 14, 2004, in a three-part transaction, the Company paid $8.5 million to Revett Silver Company (“Revett”) and its wholly-owned subsidiary, Genesis Inc. (“Genesis”), in exchange for two royalty interests in the Troy underground silver and copper mine, located in northwestern Montana, and shares in Revett.
For consideration of $7.25 million, the Company obtained the right to receive a production payment equivalent to a 7.0% gross smelter return royalty (“GSR royalty”) from all metals and products produced and sold from the Troy mine. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. We have received cumulative payments associated with the GSR royalty totaling $2.4 million through June 30, 2006.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the share agreement, the Company has the right, but not the obligation, to cure any default by Revett or Genesis under their obligations pursuant to an existing mortgage payable, secured by a Promissory Note, to Kennecott Montana Company, a third party and prior Joint Venture interest owner of the Troy mine. The principal and accrued interest under the Promissory Note as of June 30, 2006, was approximately $6.2 million with a maturity date of February 2008.
We have recorded the acquisition of the GSR royalty and the perpetual royalty interests as components of Royalty Interests in Mineral Properties on the consolidated balance sheets. The acquisition of the 1.3 million shares of Revett is recorded as an investment in Available for sale securities on the consolidated balance sheets. See Note 4 within these Notes to Consolidated Financial Statements for further detail on our investment in Revett.
3. STOCKHOLDER’S EQUITY AND STOCK-BASED COMPENSATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.
For the fiscal years ended June 30, 2006 and 2005, we recorded total non-cash stock compensation expense related to our equity compensation plans of $2,777,686 and $205,301, respectively. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the fiscal year ended June 30, 2006, was $380,565, $1,465,055 and $932,066, respectively. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the fiscal year ended
June 30, 2005, was $16,839, $154,517 and $33,945, respectively. The Company had $0 of non-cash compensation expense during its fiscal year ended June 30, 2004.
The total income tax benefit associated with non-cash stock compensation expense was approximately $1,000,000, $74,000 and $0 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. In accordance with SFAS 123(R), the Company reversed $524,659 of deferred compensation upon adoption of SFAS 123(R).
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
To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value and those key assumptions are noted in the following table:

	2006	2005	2004

Weighted average expected volatility	61.20%	69.77%	74.1%
Weighted average expected option term in years	5.4	4.5	4.8
Weighted average dividend yield	1.00%	1.14%	0.86%
Weighted average risk free interest rate	4.5%	3.6%	3.5%
Weighted average grant fair value	$12.04	$9.23	$12.17
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
On November 8, 2005, 92,500 stock options under the 2004 Plan were granted to certain employees and officers under the 2004 Plan. These options have an exercise price of $22.22, which was the closing market price for our common stock on the date of grant. On November 9, 2005, 15,000 stock options, under the 2004 Plan, were granted to the Board of Directors (“Directors”) at an exercise price of $23.61, which was the closing market price of our common stock on the date of grant. The options have vesting terms ranging from one to three years. Directors’ options vest 50% upon grant and 50% vest after one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of stock option activity under our equity compensation plans as of June 30, 2006, and changes during the fiscal year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2005	711,024	$13.53
Granted	107,500	$22.41
Exercised	(276,777)	$14.13
Forfeited and Expired	(13,333)	$19.20

Outstanding at June 30, 2006	528,414	$14.86	6.4	$6,844,454

Exercisable at June 30, 2006	396,080	$12.86	4.0	$5,927,119

The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2006, 2005 and 2004, was $12.04, $9.23 and $12.17, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2006, 2005 and 2004, were $5,561,205, $2,731,940 and $2,305,345, respectively.
A summary of the status of the Company’s non-vested stock options as of June 30, 2006, and changes during the fiscal year ended June 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	133,850	$9.26
Granted	107,500	$12.04
Vested	(95,683)	$9.50
Forfeited	(13,333)	$10.30

Non-vested at June 30, 2006	132,334	$11.24

For the fiscal years ended June 30, 2006, 2005 and 2004, we recorded non-cash stock compensation expense associated with stock options of $1,116,362, $0 and $0, respectively. As of June 30, 2006, there was $790,965 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the fiscal years ended June 30, 2006, 2005 and 2004 was $450,342, $297,575 and $986,846 respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Years Ended June 30,
	2005	2004
Net income, as reported	$11,453,715	$8,871,679

Add: Stock-based compensation expense for restricted stock awards included in reported net income, net of related tax effects	131,393	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(653,221)	(851,971

Pro forma net income	$10,931,887	$8,019,708

Earnings per share:

Basic, as reported	$0.55	$0.43

Basic, pro forma	$0.52	$0.39

Diluted, as reported	$0.54	$0.42

Diluted, pro forma	$0.52	$0.38

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
A summary of the status of the Company’s non-vested Performance Shares as of June 30, 2006, and changes during the fiscal year ended June 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	58,250	$17.38
Granted	41,000	$22.22
Vested	(49,625)	$19.38
Forfeited	(8,125)	$20.36

Non-vested at June 30, 2006	41,500	$19.19

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with SFAS 123(R), the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of June 30, 2006, our estimates indicated that it is probable that 100% of our non-vested Performance Shares will be earned. For the fiscal years ended June 30, 2006, 2005 and 2004, we recorded non-cash stock compensation expense associated with our Performance Shares of $1,234,129, $0 and $0, respectively. As of June 30, 2006, total unrecognized non-cash stock compensation expense related to our Performance Shares is $523,868, which is expected to be recognized over the next 1.75 years, the period over which it is probable that the performance goals will be attained.
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
A summary of the status of the Company’s non-vested Restricted Stock as of June 30, 2006, and changes during the fiscal year ended June 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	37,625	$17.38
Granted	64,000	$22.38
Vested	(7,500)	$20.50
Forfeited	(16,875)	$20.25

Non-vested at June 30, 2006	77,250	$20.60

For the fiscal years ended June 30, 2006, 2005 and 2004, we recorded non-cash stock compensation expense associated with the Restricted Stock of $427,195, $205,301 and $0, respectively. As of June 30, 2006, total unrecognized non-cash stock compensation expense related to Restricted Stock was $1,258,606, which is expected to be recognized over the remaining vesting period or 5.25 years.
Stock Issuances
During the fiscal year ended June 30, 2006, options to purchase 276,777 shares were exercised, resulting in proceeds of $3,911,875. During the fiscal year ended June 30, 2005, options to purchase 200,993 shares were exercised, resulting in proceeds of $973,012.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. AVAILABLE FOR SALE SECURITIES
Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity. We recorded an unrealized gain (net of tax) of $783,382 for the fiscal year ended June 30, 2006. We recorded unrealized losses (net of tax) of $208,328 and $36,866 during the fiscal years ended June 30, 2005 and 2004, respectively. When investments are sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, are included in determining net income. We had no sales of available for sale investments during our fiscal year 2006. We recorded a gain on sale of available for sale securities of $0, $163,577, and $22,778 during the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
As explained in Note 2, we hold 1.3 million shares of Revett. The market value for our investment in the shares of Revett was $1,483,137 as of June 30, 2006. Our cost basis in the Revett shares is $1.0 million. We also hold 937,500 and 468,750 shares of common stock and warrants, respectively, in Taranis as part of the alliance with Taranis as also explained in Note 2. Our cost basis in the Taranis common stock and warrants is $204,715. The market value for our investment in Taranis common stock and warrants was $505,306 as of June 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following table summarizes the net book value of each of our royalty interests in mineral properties as of June 30, 2006 and 2005.
As of June 30, 2006:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(5,976,531)	2,128,489
NVR1	2,135,107	(1,548,577)	586,530
Bald Mountain	1,978,547	(1,817,586)	160,961
SJ Claims	20,788,444	(5,122,209)	15,666,235
Robinson mine	17,824,776	(301,460)	17,523,316
Mulatos mine	7,441,779	(128,798)	7,312,981
Troy mine GSR royalty	7,250,000	(1,140,870)	6,109,130
Troy mine Perpetual royalty	250,000	—	250,000
Leeville South	1,775,809	(1,753,588)	22,221
Leeville North	14,240,418	(180,379)	14,060,039
Martha	172,810	(172,810)	—

	81,962,710	(18,142,808)	63,819,902

Development stage royalty interests:
Taparko Project
TB-GSR1	13,859,877	—	13,859,877
TB-GSR2	4,053,927	—	4,053,927
TB-GSR3	569,062	—	569,062

	18,482,866	—	18,482,866

Exploration stage royalty interests:
Taparko Project
TB-GSR3	110,173	—	110,173
TB-MR1	71,853	—	71,853
Leeville North	2,305,845	(271,187)	2,034,658
Buckhorn South	70,117	—	70,117

	2,557,988	(271,187)	2,286,801

Total royalty interests in mineral properties	$103,003,564	$(18,413,995)	$84,589,569

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pipeline Mining Complex
We own two sliding-scale gross smelter return royalties (GSR1 ranging from 0.40% to 5.0% and GSR2 ranging from 0.72% to 9.0%), a 0.71% fixed gross smelter royalty (GSR3), and a 0.39% net value royalty (NVR1) over the Pipeline Mining Complex that includes the Pipeline, South Pipeline, GAP and Crossroads gold deposits in Lander County, Nevada.
The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture between Barrick Gold Corporation (“Barrick”) (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bald Mountain
We own a 1.75% to 3.5% sliding-scale net smelter return, or NSR, royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Barrick. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate is calculated quarterly and would currently increase to 2% at a quarterly average gold price of approximately $811 per ounce in today’s dollars.
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
During our first fiscal quarter of 2006, Newmont began mining operations at Leeville North. Accordingly, during our first fiscal quarter of 2006, we reclassified our cost basis in Leeville North as a production stage royalty interest. As such, we began depleting our cost basis using the units of production method during our first fiscal quarter. Prior to our first fiscal quarter of 2006, we carried our interest in the proven and probable reserves at Leeville North as a development stage royalty interest.
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
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine, located in northeastern Montana and operated by Revett. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of June 30, 2006, we have received payments associated with the GSR royalty totaling $2.4 million. We carry our interest in the proven and probable reserves for the GSR royalty as a production stage royalty interest, which is depleted using the units of production method estimated by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
using proven and probable reserves. Mining operations commenced at the Troy mine during December 2004, with the first shipment of concentrate occurring during January 2005. Amortization of our production stage interest commenced with the first concentrate shipment from the Troy mine during the third quarter of our fiscal year 2005.
We also own a perpetual royalty at the Troy mine. The royalty rate for the perpetual royalty begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. Effective January 1, 2006, we have re-classified our interest in the perpetual royalty from an exploration stage royalty interest to a production stage interest due to an increase in reserves at the Troy mine. We will deplete our interest in the perpetual royalty using the units of production method as production occurs in future periods.
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
We also own a perpetual 2% GSR royalty (TB-GSR3) royalty on all gold produced from the Taparko Project area. TB-GSR3 will commence upon termination of TB-GSR1 and TB-GSR2 royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest, which is not subject to periodic amortization at this time. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest, which is also not subject to periodic amortization at this time.
In addition, we own a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area. TB-MR1 is classified as an exploration stage royalty interest and is not subject to periodic amortization at this time.
Robinson Mine
We own a 3% NSR royalty on the Robinson mine, located in eastern Nevada. The Robinson mine is an open pit copper mine with significant gold and molybdenum production. The mine has been owned and operated by Quadra since 2004.
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
6. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Year Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$11,350,081	22,863,784	$0.50
Effect of potentially dilutive options		258,078

Diluted EPS	$11,350,081	23,121,862	$0.49

As of June 30, 2006, all outstanding options were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of our common shares for the period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INCOME TAXES
The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2006 and 2005, are as follows:

	2006	2005
Deferred tax assets:
AMT credit carryforwards	$—	$120,745
Capital loss carrybacks	—	277,215
Non-cash stock-based compensation	495,018	47,052
Other	131,621	168,135

Total deferred tax assets	626,639	613,147

Valuation allowance	—	—

Net deferred tax assets	626,639	613,147

Deferred tax liabilities:
Mineral property basis	(6,860,016)	(7,574,680)
Other	(318,891)	(18,412)

Total deferred tax liabilities	(7,178,907)	(7,593,092)

Total net deferred taxes	$(6,552,268)	$(6,979,945)

At June 30, 2004, we had approximately $4,300,000 of net operating loss carryforwards which were fully utilized during our fiscal year 2005.

	2006	2005	2004
Current federal tax expense	$5,973,878	$3,047,551	$882,243
Deferred tax (benefit) expense	(873,211)	1,375,357	2,890,695
Decrease in deferred tax asset valuation allowance	—	(320,446)	(118,580)

	$5,100,667	$4,102,462	$3,654,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes for the fiscal years ended June 30, 2006, 2005 and 2004, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	2006	2005	2004
Total expense computed by applying statutory rate	$5,757,761	$5,444,662	$4,384,113
State income taxes, net of federal benefit	191,856	156,600	130,741
Adjustments of valuation allowance	—	(320,446)	(118,580)
Excess depletion	(922,433)	(952,529)	(836,534)
Other	73,483	(225,825)	94,618

	$5,100,667	$4,102,462	$3,654,358

As of June 30, 2006 and 2005, there was no valuation allowance recorded with respect to our deferred tax assets. As of June 30, 2004, our remaining valuation allowance was associated with the book versus tax basis difference attributed to our available for sale securities. During fiscal year 2005, the related available for sale securities were sold, resulting in the realization of the tax asset associated with those securities. As such, the valuation allowance of $320,446 was fully reversed during fiscal 2005.
8. MAJOR CUSTOMERS
In each of fiscal years 2006, 2005 and 2004, we received $23,089,615, $21,600,739 and $18,968,389, respectively, of our royalty revenues from the same operator, but not from the same mine.
9. SIMPLIFIED EMPLOYEE PENSION (“SEP”) PLAN
We maintain a Simplified Employee Pension (“SEP Plan”) in which all employees are eligible to participate. We contribute a minimum of 3% of an employee’s compensation to an account set up for the benefit of the employee. If an employee also chooses to contribute to the SEP Plan through salary reduction contributions, we will match such contributions to a maximum of 7% of the employee’s salary. We contributed $150,683, $126,390 and $104,422, in fiscal years 2006, 2005 and 2004, respectively.
10. COMMITMENTS AND CONTINGENCIES
Taparko Project
As discussed in Note 2, on March 1, 2006, Royal Gold entered into a Funding Agreement with Somita related to the Taparko Project in Burkina Faso, West Africa. As part of the $35 million funding commitment, we have funded approximately $18.7 million as of June 30, 2006. During July and August of 2006, we funded an additional $10.8 million to the Taparko Project, resulting in total funding by us of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$29.5 million as of August 25, 2006. Subsequent funding of the Taparko Project will be made in installments over the remaining construction period. The Funding Agreement outlines the construction milestones that must be met prior to each specific funding installment. The project is expected to meet all construction requirements (as defined in the Funding Agreement) no later than second quarter of calendar 2007. We estimate the $35 million will be funded by the second quarter of calendar 2007, subject to construction milestones.
Under a separate Contribution Agreement, High River is responsible for contributing additional equity contributions for any cost overruns incurred during the construction and construction warranty periods. If High River is unable to make the required equity contributions, we have the right to either (a) provide funding that High River failed to fund, or (b) declare a default under the Funding Agreement. In the event that we elect to provide funding in the amount that High River fails to fund, we may elect to acquire either an equity interest in High River, consisting of units of common shares and warrants of High River as defined, or to obtain additional royalty interests in the Taparko Project in an amount in proportion to the amount of the additional funding compared with our original $35 million funding commitment. As of August 25, 2006, High River has made all required equity commitments as scheduled, under its Contribution Agreement.
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
Revett
Under the terms of the Revett purchase agreement, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed in curing such defaults. The principal and accrued interest under the promissory note as of June 30, 2006, was approximately $6.2 million with a maturity date of February 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States of America intending to settle their liability for the United States of America’ past and future clean-up costs incurred at the Site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, our share of the $25.3 million settlement amount was $107,858, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States of America on May 9, 2003. The United States of America may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States of America total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million. We believe our potential liability with the United States of America to be a remote possibility.
The Partial Consent Decree does not resolve Royal Gold’s potential liability to the State of California (“State”) for its response costs or for natural resource damages arising from the Site. The State has not expressed any interest in pursuing natural resource damages. However, on October 1, 2002, the State notified Royal Gold and the rest of the PRP group that participated in the settlement with the United States of America that the State would be seeking response costs totaling approximately $12.5 million from them. It is not known what portion of these costs the State expects to recover from this PRP group in settlement. If the State agrees to a volumetric allocation, we will be liable for 0.438% of any settlement amount. However, we expect that our share of liability will be completely covered by a $15 million, zero-deductible insurance policy that the PRP group purchased specifically to protect itself from claims such as that brought by the State. No notices or any other forms of actions with respect to Royal Gold have been made by the State since its October 1, 2002 notice.
Operating Lease
We lease office space under a lease agreement, which expires December 31, 2009. Future minimum cash rental payments are $119,067, $122,421, $125,775 and $63,726 for fiscal years ending June 30, 2007, 2008, 2009, and 2010, respectively. Rent expense charged to operations for the years ended June 30, 2006, 2005 and 2004, amounted to $115,206, $111,089 and $122,507, respectively.
Employment Agreements
We have one-year employment agreements with some of our officers which, under certain circumstances, require total minimum future compensation, at June 30, 2006, of $682,000. The terms of each of these agreements automatically extend annually, for one additional year, unless terminated by Royal Gold or the officer, according to the terms of the agreements.
Line of Credit Commitment Fees
We have a line of credit from HSBC that may be used to acquire producing royalties and for general corporate purposes. During our second quarter, we finalized a line of credit expansion with HSBC to raise the availability under the line of credit from $10 million to $30 million. Costs associated with the line of credit expansion were approximately $78,000. These costs were capitalized as a component of other assets on the consolidated balance sheets and will be amortized over the life of the credit facility. Any loan under the line of credit will be secured by a mortgage on our GSR1, GSR3 and NVR1 royalties at the Pipeline Mining Complex, and by a security interest in the cash proceeds from our royalty interests. The maturity date of our line of credit is December 31, 2009. As of June 30, 2006, no funds have been drawn under the line of credit. During fiscal years 2006, 2005 and 2004, we paid commitment fees of $157,500, $76,042 and $76,510, respectively, to HSBC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

					Earnings
					Per Share of
				Earnings	Common
				Per Share of	Stock
	Royalty	Operating		Common	Assuming
	Revenues	Income	Net Income	Stock	Dilution
Fiscal Year 2006 Quarter Ended:

September 30	$6,827,619	$4,045,678	$3,057,431	$0.14	$0.14
December 31	7,575,307	3,252,818	2,907,295	0.12	0.12
March 31	5,760,750	1,742,577	1,819,139	0.08	0.08
June 30	8,216,467	4,370,773	3,566,216	0.15	0.15

	$28,380,143	$13,411,846	$11,350,081	$0.50	$0.49

Fiscal Year 2005 Quarter Ended:

September 30	$5,924,091	$3,333,143	$2,498,426	$0.12	$0.12
December 31	6,031,833	2,952,042	2,618,318	0.13	0.12
March 31	5,868,538	3,440,586	2,726,089	0.13	0.13
June 30	7,477,870	4,936,271	3,610,882	0.17	0.17

	$25,302,332	$14,662,042	$11,453,715	$0.55	$0.54

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the fiscal year ended June 30, 2006, there were no changes in or disagreements with our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, over accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of June 30, 2006, concluded that our disclosure controls and procedures were effective for this purpose.
Management’s Report on Internal Control over Financial Reporting
Our management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears under the captions “Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange commission within 120 days after June 30, 2006, and is incorporated by reference in this Annual Report on Form 10-K.
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
The information required by this item appears under the caption “Compensation of Directors and Officers” included in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after June 30, 2006, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item appears under the caption “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after June 30, 2006, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item appears under the caption “Certain Relationships and Related Transactions” included in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after June 30, 2006, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the caption “Ratification of Appointment of Independent Certified Public Accountants” included in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after June 30, 2006, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following is a list of documents filed as part of this report and are included herewith (*) or have been filed previously:
(1)	Financial Statements included in Item 8.
•	Consolidated Balance Sheets

•	Consolidated Statements of Operations and Comprehensive Income

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flow

•	Notes to Consolidated Financial Statements
(2)	Financial Statement schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the required information is set forth in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number	Description
2.1	Certificate of Ownership and Merger of High Desert Merger Sub Inc. into High Desert Mineral Resources, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 21, 2005 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 14, 2005 and incorporated herein by reference)

3.3	Certificate of Designations (filed as Exhibit 20.4.3 to the Company’s Registration Statement on Form S-3 on December 27, 1996 and incorporated herein by reference)

4.1	Shareholders’ Rights Agreement (filed as Exhibit 4.1 to the Company’s Form 8-A (File No. 000-56647) on September 12, 1997 and incorporated herein by reference)

Exhibit
Number	Description
10.1**	Equity Incentive Plan (filed as part of the Company’s proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 (File No. 000-56647) and incorporated herein by reference)

10.2	Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co., S.A., and Royal Gold, Inc., dated effective March 30, 1998 (filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K (File No. 001-13357) on September 28, 1998 and incorporated herein by reference)

10.3	Private Agreement between Rakov Pty. Ltd. and Royal Gold, Inc. dated effective March 28, 1998 (filed as Exhibit 10(t) to the Company’s Annual Report on Form 10-K (File No. 001-13357) on September 28, 1998 and incorporated herein by reference)

10.4	Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K (File No. 001-13357) on September 28, 1998 and incorporated herein by reference)

10.5	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company’s Current Report on Form 8-K (File No. 001-13357) on April 12, 1999 and incorporated herein by reference)

10.6	Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 2, 1999 and incorporated herein by reference)

10.7**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company’s proxy statement (File No. 001-13357) on October 15, 1999 and incorporated herein by reference)

10.8	Loan agreement between Royal Gold Inc. and HSBC Bank USA dated December 18, 2000 (filed as Exhibit 6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 8, 2001 and incorporated herein by reference)

10.9	Share Exchange Agreement, dated November 9, 2002, by and between P. Lee Halavais and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

10.10	Amendment to Share Exchange Agreement, dated November 22, 2002 (filed as Exhibit 10.1.a to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

Exhibit
Number	Description
10.11	Second Amendment to Share Exchange Agreement, dated November 29, 2002 (filed as Exhibit 10.1.b to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

10.12	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

10.13	Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.14	Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.15	Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.16**	Form of Incentive Stock Option Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.17**	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.18**	Form of Restricted Stock Agreement (filed as Exhibit 10.03 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.19**	Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger (filed as Exhibit 10.05 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.20**	Royal Gold, Inc. 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 21, 2005 and incorporated herein by reference)

Exhibit
Number	Description
10.21**	Form of Employment Contract (together with Schedule of Certain Executive Officers Parties Thereto) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.22	Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.23	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.24	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.25	Amended and Restated Loan Agreement Between Royal Gold, Inc. and HSBC Bank USA, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 20, 2005 and incorporated herein by reference)

10.26	Amended and Restated Promissory Note (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 20, 2005 and incorporated herein by reference. Entered into pursuant to the Amended and Restated Loan Agreement between Royal Gold Inc. and HSBC Bank USA, National Association, filed as Exhibit 10.25)

10.27	Proceeds Agreement with HSBC Bank USA (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 20, 2005 and incorporated herein by reference. Entered into pursuant to the Amended and Restated Loan Agreement between Royal Gold Inc. and HSBC Bank USA, National Association, filed as Exhibit 10.25)

10.28	Purchase Agreement, dated December 22, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 29, 2005 and incorporated herein by reference)

10.29	Funding Agreement, dated as of December 1, 2005, by and between Societe des Mines de Taparko, also known as Somita SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 8, 2006 and incorporated herein by reference)

Exhibit
Number	Description
10.30	Form of Guarantee Agreement, dated as of December 1, 2005, by High River Gold Mines, Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 8, 2006 and incorporated herein by reference)

10.31	Form of Initial Pledge Agreement, dated as of December 1, 2005, by High River Gold Mines, Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 8, 2006 and incorporated herein by reference)

10.32	Amended and Restated Funding Agreement dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.33	Conveyance of Tail Royalty and Grant of Milling Fee dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.34	Conveyance of Production Payment dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.35	Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.36	Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.37	Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

Exhibit
Number	Description
10.38	Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.39	Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.40**	Form of Performance Share Agreement. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.41*	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold, Inc. and HSBC USA, National Association, dated as of December 14, 2005, (entered into pursuant to the Amended and Restated Loan Agreement between Royal Gold, Inc. and HSBC Bank USA, National Association, filed as Exhibit 10.25)

14.1	Code of Business Conduct and Ethics (filed under Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 14, 2005 and incorporated herein by reference)

21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies each management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: September 6, 2006	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 6, 2006	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: September 6, 2006	By:	/s/ Stefan L. Wenger
Stefan L. Wenger
Chief Financial Officer

Date: September 6, 2006	By:	/s/ Stanley Dempsey
Stanley Dempsey
Executive Chairman

Date: September 6, 2006	By:	/s/ S. Oden Howell, Jr.
S. Oden Howell, Jr.
Director

Date: September 6, 2006	By:	/s/ John W. Goth
John W. Goth
Director

Date: September 6, 2006	By:	/s/ Merritt E. Marcus
Merritt E. Marcus
Director

Date: September 6, 2006	By:	/s/ Edwin W. Peiker, Jr.
Edwin W. Peiker, Jr.
Director

Date: September 6, 2006	By:	/s/ James W. Stuckert
James W. Stuckert
Director

Date: September 6, 2006	By:	/s/ Donald J. Worth
Donald J. Worth
Director

Exhibit Index

Exhibit
Number	Description
2.1	Certificate of Ownership and Merger of High Desert Merger Sub Inc. into High Desert Mineral Resources, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 21, 2005 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 14, 2005 and incorporated herein by reference)

3.3	Certificate of Designations (filed as Exhibit 20.4.3 to the Company’s Registration Statement on Form S-3 on December 27, 1996 and incorporated herein by reference)

4.1	Shareholders’ Rights Agreement (filed as Exhibit 4.1 to the Company’s Form 8-A (File No. 000-56647) on September 12, 1997 and incorporated herein by reference)

10.1**	Equity Incentive Plan (filed as part of the Company’s proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 (File No. 000-56647) and incorporated herein by reference)

10.2	Private Agreement between Rakov Pty. Ltd., Silver and Baryte Ores Mining Co., S.A., and Royal Gold, Inc., dated effective March 30, 1998 (filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K (File No. 001-13357) on September 28, 1998 and incorporated herein by reference)

10.3	Private Agreement between Rakov Pty. Ltd. and Royal Gold, Inc. dated effective March 28, 1998 (filed as Exhibit 10(t) to the Company’s Annual Report on Form 10-K (File No. 001-13357) on September 28, 1998 and incorporated herein by reference)

10.4	Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K (File No. 001-13357) on September 28, 1998 and incorporated herein by reference)

10.5	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company’s Current Report on Form 8-K (File No. 001-13357) on April 12, 1999 and incorporated herein by reference)

Exhibit
Number	Description
10.6	Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 2, 1999 and incorporated herein by reference)

10.7**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company’s proxy statement (File No. 001-13357) on October 15, 1999 and incorporated herein by reference)

10.8	Loan agreement between Royal Gold Inc. and HSBC Bank USA dated December 18, 2000 (filed as Exhibit 6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 8, 2001 and incorporated herein by reference)

10.9	Share Exchange Agreement, dated November 9, 2002, by and between P. Lee Halavais and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

10.10	Amendment to Share Exchange Agreement, dated November 22, 2002 (filed as Exhibit 10.1.a to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

10.11	Second Amendment to Share Exchange Agreement, dated November 29, 2002 (filed as Exhibit 10.1.b to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

10.12	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

10.13	Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.14	Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.15	Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

Exhibit
Number	Description
10.16**	Form of Incentive Stock Option Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.17**	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.18**	Form of Restricted Stock Agreement (filed as Exhibit 10.03 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.19**	Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger (filed as Exhibit 10.05 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.20**	Royal Gold, Inc. 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 21, 2005 and incorporated herein by reference)

10.21**	Form of Employment Contract (together with Schedule of Certain Executive Officers Parties Thereto) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.22	Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.23	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.24	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.25	Amended and Restated Loan Agreement Between Royal Gold, Inc. and HSBC Bank USA, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 20, 2005 and incorporated herein by reference)

Exhibit
Number	Description
10.26	Amended and Restated Promissory Note (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 20, 2005 and incorporated herein by reference. Entered into pursuant to the Amended and Restated Loan Agreement between Royal Gold Inc. and HSBC Bank USA, National Association, filed as Exhibit 10.25)

10.27	Proceeds Agreement with HSBC Bank USA (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 20, 2005 and incorporated herein by reference. Entered into pursuant to the Amended and Restated Loan Agreement between Royal Gold Inc. and HSBC Bank USA, National Association, filed as Exhibit 10.25)

10.28	Purchase Agreement, dated December 22, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 29, 2005 and incorporated herein by reference)

10.29	Funding Agreement, dated as of December 1, 2005, by and between Societe des Mines de Taparko, also know as Somita SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 8, 2006 and incorporated herein by reference)

10.30	Form of Guarantee Agreement, dated as of December 1, 2005, by High River Gold Mines, Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 8, 2006 and incorporated herein by reference)

10.31	Form of Initial Pledge Agreement, dated as of December 1, 2005, by High River Gold Mines, Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 8, 2006 and incorporated herein by reference)

10.32	Amended and Restated Funding Agreement dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.33	Conveyance of Tail Royalty and Grant of Milling Fee dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.34	Conveyance of Production Payment dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.35	Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

Exhibit
Number	Description
10.36	Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.37	Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.38	Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.39	Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.40**	Form of Performance Share Agreement. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.41*	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold, Inc. and HSBC USA, National Association, dated as of December 14, 2005, (entered into pursuant to the Amended and Restated Loan Agreement between Royal Gold, Inc. and HSBC Bank USA, National Association, filed as Exhibit 10.25)

14.1	Code of Business Conduct and Ethics (filed under Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 14, 2005 and incorporated herein by reference)

21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies each management contract or compensation plan or arrangement.