Form 10-Q
period 2006-09-30
ROYAL GOLD INC
filed 2006-11-08
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006
Commission File Number 001-13357
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 23,597,416 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 31, 2006.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2006	2006
Current assets
Cash and equivalents	$73,220,304	$78,449,383
Royalty receivables	7,006,767	5,962,053
Deferred tax assets	110,312	131,621
Prepaid expenses and other	404,969	232,839

Total current assets	80,742,352	84,775,896

Royalty interests in mineral properties, net (Note 2)	95,178,745	84,589,569
Available for sale securities (Note 3)	2,177,466	1,988,443
Deferred tax assets	611,152	495,018
Other assets	419,106	410,895

Total assets	$179,128,821	$172,259,821

Current liabilities
Accounts payable	$1,556,881	$1,075,644
Income taxes payable	2,496,464	334,767
Dividend payable	1,299,695	1,300,623
Accrued compensation	562,500	375,000
Other	250,840	237,482

Total current liabilities	6,166,380	3,323,516

Deferred tax liabilities	7,060,617	7,178,907
Other long-term liabilities	91,149	97,749

Total liabilities	13,318,146	10,600,172

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 23,816,640 and 23,816,640 shares, respectively	238,165	238,165
Additional paid-in capital	166,872,510	166,459,671
Accumulated other comprehensive income	576,207	498,462
Accumulated deficit	(779,335)	(4,439,777)
Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	165,810,675	161,659,649

Total liabilities and stockholders’ equity	$179,128,821	$172,259,821

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2006	2005
Royalty revenues	$9,745,793	$6,827,619

Costs and expenses
Costs of operations	658,517	489,698
General and administrative	1,133,656	959,508
Exploration and business development	418,541	434,710
Depreciation, depletion and amortization	1,072,215	898,025

Total costs and expenses	3,282,929	2,781,941

Operating income	6,462,864	4,045,678

Interest and other income	971,185	437,095
Interest and other expense	(66,314)	(21,007)

Income before income taxes	7,367,735	4,461,766

Current tax expense	(2,650,944)	(1,763,491)
Deferred tax benefit	243,346	359,156

Net income	$4,960,137	$3,057,431

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	77,745	85,957

Comprehensive income	$5,037,882	$3,143,388

Basic earnings per share	$0.21	$0.14

Basic weighted average shares outstanding	23,587,416	21,126,609

Diluted earnings per share	$0.21	$0.14

Diluted weighted average shares outstanding	23,817,728	21,366,843

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statement of Stockholders’ Equity for the Three Months Ended September 30, 2006
(Unaudited)

	Common Shares			Accumulated		Treasury Stock
			Additional	Other				Total
			Paid-In	Comprehensive	Accumulated			Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance at June 30, 2006	23,816,640	$238,165	$166,459,671	$498,462	$(4,439,777)	229,224	$(1,096,872)	$161,659,649

Recognition of non-cash compensation expense for share- based compensation (Note 4)			412,839					412,839

Net income and comprehensive income for the quarter				77,745	4,960,137			5,037,882
Dividends declared					(1,299,695)			(1,299,695)

Balance at September 30, 2006	23,816,640	$238,165	$166,872,510	$576,207	$(779,335)	229,224	$(1,096,872)	$165,810,675

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities

Net income	$4,960,137	$3,057,431
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	1,072,215	898,025
Deferred tax benefit	(243,346)	(359,156)
Non-cash employee stock compensation expense	412,839	238,341
Changes in assets and liabilities:
Royalty receivables	(1,044,714)	717,504
Prepaid expenses and other assets	(172,130)	(109,890)
Accounts payable	481,237	775,541
Income taxes payable	2,161,697	1,502,675
Accrued liabilities and other current liabilities	200,857	268,498
Other long-term liabilities	(6,600)	(6,600)

Net cash provided by operating activities	$7,822,192	$6,982,369

Cash flows from investing activities

Capital expenditures for property and equipment	$(34,602)	$(5,066)
Acquisition of royalty interests in mineral properties (Note 2)	(11,635,000)	—
Purchase of available for sale securities	(81,046)	—

Net cash used in investing activities	$(11,750,648)	$(5,066)

Cash flows from financing activities:
Tax benefit from exercise of stock options	$—	$816
Dividends paid	(1,300,623)	(1,050,628)
Net proceeds from issuance of common stock	—	54,716,378

Net cash (used in) provided by financing activities	$(1,300,623)	$53,666,566

Net (decrease) increase in cash and equivalents	(5,229,079)	60,643,869

Cash and equivalents at beginning of period	78,449,383	48,840,371

Cash and equivalents at end of period	$73,220,304	$109,484,240

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$489,248	$260,000

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Operations
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to receive revenue from the project after deducting specified costs, if any.
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the three months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is evaluating the impact, if any, the adoption of FIN 48 could have on our financial statements.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other accounting standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement No. 157 are effective for our fiscal year beginning July 1, 2008, and interim periods within the fiscal year. The Company is evaluating the impact, if any, the adoption of Statement No. 157 could have on our financial statements.
Also in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements – Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. We will apply the provisions of SAB 108 with the preparation of our annual financial statements for the fiscal year ending June 30, 2007. The Company is currently evaluating, but does not expect the application of the provisions of SAB 108 to have a material impact, if any, on our financial statements for the fiscal year ending June 30, 2007.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	ROYALTY INTERESTS IN MINERAL PROPERTIES
The following table summarizes the net book value of each of our royalty interests in mineral properties as of September 30, 2006 and June 30, 2006.
As of September 30, 2006:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(6,064,978)	2,040,042
NVR1	2,135,107	(1,557,548)	577,559
Bald Mountain	1,978,547	(1,824,181)	154,366
SJ Claims	20,788,444	(5,445,369)	15,343,075
Robinson mine	17,824,776	(526,227)	17,298,549
Mulatos mine	7,441,779	(234,601)	7,207,178
Troy mine GSR royalty	7,250,000	(1,345,225)	5,904,775
Troy mine Perpetual royalty	250,000	—	250,000
Leeville South	1,775,809	(1,773,237)	2,572
Leeville North	14,240,418	(244,456)	13,995,962
Martha	172,810	(172,810)	—

	81,962,710	(19,188,632)	62,774,078

Development stage royalty interests:
Taparko Project
TB-GSR1	22,490,871	—	22,490,871
TB-GSR2	6,574,101	—	6,574,101
TB-GSR3	926,721	—	926,721

	29,991,693	—	29,991,693

Exploration stage royalty interests:
Taparko Project
TB-GSR3	186,541	—	186,541
TB-MR1	121,658	—	121,658
Leeville North	2,305,845	(271,187)	2,034,658
Buckhorn South	70,117	—	70,117

	2,684,161	(271,187)	2,412,974

Total royalty interests in mineral properties	$114,638,564	$(19,459,819)	$95,178,745

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Bald Mountain
We own a 1.75% to 3.5% sliding-scale net smelter return, or NSR, royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Barrick. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate is calculated quarterly and would currently increase to 2%, from 1.75%, at a quarterly average gold price of approximately $684 per ounce in today’s dollars.
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
During our first fiscal quarter of 2006, Newmont began mining operations at Leeville North. Accordingly, during our first fiscal quarter of 2006, we reclassified our cost basis in Leeville North as a production stage royalty interest. As such, we began depleting our cost basis using the units of production method during our first fiscal quarter of 2006.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Martha Mine
We own a 2% NSR royalty on the Martha mine located in the Santa Cruz Province of Argentina, operated by Coeur d’Alene Mining Corporation. The Martha mine is a high grade underground silver mine.
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine, located in northeastern Montana and operated by Revett Silver Company (“Revett”). The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of September 30, 2006, we have received payments associated with the GSR royalty totaling $3.0 million.
We also own a perpetual royalty at the Troy mine. The royalty rate for the perpetual royalty begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. Effective January 1, 2006, we have re-classified our interest in the perpetual royalty from an exploration stage royalty interest to a production stage royalty interest due to an increase in reserves at the Troy mine.
Taparko Mine
We hold a production payment equivalent to a 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko Project, located in Burkina Faso and operated by Somita. TB-GSR1 will remain in-force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. We also hold a production payment equivalent to a GSR sliding-scale royalty (TB-GSR2 ranging from 0% to 10%) on all gold produced from the Taparko Project. TB-GSR2 is effective concurrently with TB-GSR1, and will remain in-force from completion of funding commitment until the termination of TB-GSR1. We carry our interests in TB-GSR1 and TB-GSR2 as development stage royalty interests, which are not currently subject to periodic amortization.
We also hold a perpetual 2% GSR royalty (TB-GSR3) on all gold produced from the Taparko Project area. TB-GSR3 will commence upon termination of the TB-GSR1 and TB-GSR2 royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest, which is not subject to periodic amortization at this time. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest, which is also not subject to periodic amortization at this time.
In addition, we hold a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area. TB-MR1 is classified as an exploration stage royalty interest and is not subject to periodic amortization at this time.
The royalty documents for the foregoing royalties have been signed and we are holding them pending completion of our $35 million funding commitment (of which we have funded $33.6 million as of October 31, 2006) to Somita. Upon completion of our funding commitment, the royalty documents will be released and recorded and be legally effective. See Note 7 below for more information about the Amended and Restated Funding Agreement.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Robinson Mine
We own a 3% NSR royalty on the Robinson mine, located in eastern Nevada. The Robinson mine is an open pit copper mine with significant gold production. The mine is owned and operated by Quadra.
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
3. AVAILABLE FOR SALE SECURITIES
Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity. We recorded an unrealized gain of $77,745 (net of tax) for the quarter ended September 30, 2006, compared to an unrealized gain of $85,957 (net of tax) for the quarter ended September 30, 2005. When investments are sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, and any unrealized gain or loss recorded in accumulated other comprehensive income are included in determining net income. We had no sales of available for sale investments during the three months ended September 30, 2006 and 2005.
We hold 1.3 million shares of Revett that are recorded as an investment in available for sale securities on the Consolidated Balance Sheets. The market value for our investment in the shares of Revett was $1,599,880 as of September 30, 2006. Our cost basis in the Revett shares is $1.0 million.
We hold 1,037,500, 518,750, and 100,000 shares of common stock, warrants and stock options, respectively, in Taranis. The market value for our investment in Taranis’ common stock, warrants and stock options was $577,586 as of September 30, 2006. Our cost basis in the Taranis common stock, warrants and stock options is $285,761.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
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
In accordance with SFAS 123(R), for the three months ended September 30, 2006 and 2005, we recorded total non-cash stock compensation expense related to our equity compensation plans of $412,839 and $238,341, respectively, which is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the three months ended September 30, 2006, was $57,429, $233,430 and $121,980, respectively. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the three months ended September 30, 2005, was $28,585, $121,955 and $87,801, respectively. The total income tax benefit associated with non-cash stock compensation expense was approximately $146,000 and $86,000 for the three months ended September 30, 2006 and 2005, respectively.
As of September 30, 2006, there are 489,584 shares of common stock reserved for future issuance under our equity compensation plan.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. Stock option awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option awards granted to directors vest immediately with respect to 50% of the shares granted and after one year with respect to the remaining 50% granted. Stock option awards have 10 year contractual terms.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value and those key assumptions as of our November 2005 grant are noted in the following table:

Weighted average expected volatility	61.20%
Weighted average expected option term in years	5.4
Weighted average dividend yield	1.00%
Weighted average risk free interest rate	4.5%
Weighted average grant fair value	$12.04
A summary of stock option activity under our equity compensation plans for the three months ended September 30, 2006, is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2006	528,414	$14.86
Granted	—	—
Exercised	—	—
Forfeited and Expired	—	—

Outstanding at September 30, 2006	528,414	$14.86	6.2	$6,479,849

Exercisable at September 30, 2006	396,080	$12.86	3.8	$5,653,824

The Company did not grant any stock options during the period ended September 30, 2006 and 2005. The total intrinsic value of options exercised during the period ended September 30, 2006, and 2005, was $0 and $8,525, respectively.
A summary of the status of the Company’s non-vested stock options for the three months ended September 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	132,334	$11.24
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested at September 30, 2006	132,334	$11.24

For the quarter ended September 30, 2006 and 2005, we recorded non-cash stock compensation expense associated with stock options of $238,922 and $195,252, respectively. As of September 30, 2006, there was $552,049 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the period ended September 30, 2006, and 2005, was $0 and $53,130, respectively.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock-based Compensation
As defined in the 2004 Plan, officers and certain employees may be granted shares of restricted common stock that can be earned only if defined multi-year performance goals are met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on interim earn outs of 25%, 50%, 75% or 100%.
A summary of the status of the Company’s non-vested Performance Shares for the three months ended September 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	41,500	$19.19
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested at September 30, 2006	41,500	$19.19

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with SFAS 123(R), the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of September 30, 2006, our estimates indicated that it is probable that 100% of our non-vested Performance Shares will be earned. For the quarter ended September 30, 2006 and 2005, we recorded non-cash stock compensation expense associated with our Performance Shares of $89,179 and $0, respectively. As of September 30, 2006, total unrecognized non-cash stock compensation expense related to our Performance Shares is $360,705, which is expected to be recognized over the next 1.5 years, the period over which it is probable that the performance goals will be attained.
As also defined in the 2004 Plan, directors, officers, and certain employees may be granted shares of restricted common stock, which vest by continued service alone (“Restricted Stock”). For officers and certain employees, the vesting period for Restricted Stock begins after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. Restricted Stock awards granted to directors vest immediately with respect to 50% of the shares granted and after one year with respect to the remaining 50% granted. Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment with the Company.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     A summary of the status of the Company’s non-vested Restricted Stock for the three months ended September 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	77,250	$20.60
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested at September 30, 2006	77,250	$20.60

For the quarter ended September 30, 2006 and 2005, we recorded non-cash stock compensation expense associated with the Restricted Stock of $84,738 and $43,089, respectively. As of September 30, 2006, total unrecognized non-cash stock compensation expense related to Restricted Stock was $1,173,883, which is expected to be recognized over the remaining average vesting period of 4.5 years.
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
During the quarter ended September 30, 2005, options to purchase 1,000 shares were exercised, resulting in proceeds of $14,115.
5. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended September 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS Income available to common stockholders	$4,960,137	23,587,416	$0.21
Effect of dilutive securities		230,312

Diluted EPS	$4,960,137	23,817,728	$0.21

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2006, all outstanding options were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of our common shares for the period.

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
6. INCOME TAXES
For the three months ended September 30, 2006, we recorded current and deferred tax expense of $2,407,598 compared with $1,404,335 during the three months ended September 30, 2005. Our effective tax rate for the three months ended September 30, 2006, was 32.7%, compared with 31.5% for the three months ended September 30, 2005. The increase in our effective tax rate is due to a decrease in our estimated deductions associated with percentage depletion. The increase was also partially offset by a decrease in our State of Colorado tax rates.
7. COMMITMENTS AND CONTINGENCIES
Taparko Project
On March 1, 2006, Royal Gold entered into an Amended and Restated Funding Agreement with Somita related to the Taparko Project in Burkina Faso, West Africa. We have a $35 million funding commitment pursuant to the Amended and Restated Funding Agreement, of which we have funded approximately $30.3 million as of September 30, 2006. During October 2006, we funded an additional $3.3 million to the Taparko Project, resulting in total funding by us of approximately $33.6 million as of October 31, 2006. Subsequent funding of the Taparko Project will be made in installments over the remaining construction period. The Amended and Restated Funding Agreement outlines the construction milestones that must be met prior to each specific funding installment. We expect the project to meet all construction requirements (as defined in the Amended and Restated Funding Agreement) no later than second quarter of calendar 2007. We estimate the $35 million will be funded by the second quarter of calendar 2007, subject to construction milestones. Our royalties are subject to completion of our funding commitment.
Under a separate Contribution Agreement, High River Gold Mines Ltd (“High River”) is responsible for contributing additional equity contributions for any cost overruns incurred during the construction and construction warranty periods. If High River is unable to make the required equity contributions, we have

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the right to either (a) provide funding that High River failed to fund, or (b) declare a default under the Funding Agreement. In the event that we elect to provide funding in the amount that High River fails to fund, we may elect to acquire either an equity interest in High River, consisting of units of common shares and warrants of High River as defined, or to obtain additional royalty interests in the Taparko Project in an amount in proportion to the amount of the additional funding compared with our original $35 million funding commitment. As of October 31, 2006, High River has made all required equity commitments as scheduled, under its Contribution Agreement.
Taranis
On November 4, 2005, we entered into a strategic alliance with Taranis for exploration on the Kettukuusikko project located in Finland. During our fiscal year 2006, we have funded exploration totaling $500,000 in return for a 2% NSR royalty. We also have an option to fund up to an additional $600,000. The Company has elected to exercise this option. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2% NSR royalty. As of September 30, 2006, we have funded $0 of the additional $600,000 option.
Revett
Under the terms of the Revett purchase agreement, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed in curing such defaults. The principal and accrued interest under the promissory note as of September 30, 2006, was approximately $6.0 million with a maturity date of February 2008.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
8. SUBSEQUENT EVENT
Effective October 20, 2006, the Company entered into an agreement with Nevada Star Resource Corp. (“Nevada Star”) to acquire certain unpatented mining claims and to purchase a sliding-scale NSR royalty on the Gold Hill deposit for $3.3 million. The sliding-scale NSR royalty on the Gold Hill deposit will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The royalty is also subject to a minimum royalty payment of $100,000 per year. Round Mountain Gold Corporation (“RMGC”) has the right, at anytime, to purchase the royalty interest for $10 million, less any royalty received by Nevada Star and Royal Gold. The closing of the acquisition is subject to customary conditions and is expected to occur in November 2006.
The Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada, is controlled by RMGC, a joint venture between Kinross Gold, the operator, and Barrick.
On November 8, 2006 the Company announced that its Board of Directors increased the Company’s annual (calendar year) dividend from $0.22 to $0.26, payable on a quarterly basis of $0.065 per share of common stock, beginning with the quarterly dividend payable January 19, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2006 Annual Report on Form 10-K.
This MD&A contains forward-looking information. Our important note about forward-looking statements, which you will find following this MD&A and the MD&A in our 2006 Annual Report on Form 10-K, applies to these forward-looking statements.
We refer to “GSR,” “NSR” and other types of royalty interests throughout this MD&A. These terms are defined in our 2006 Annual Report on Form 10-K.
Overview
Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to receive revenue from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended September 30, 2006, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our royalty properties. For the quarter ended September 30, 2006, the price of gold averaged $621 per ounce compared with an average price of $439 per ounce for the quarter ended September 30, 2005. As a result of the increased gold price, our GSR1 sliding-scale royalty rate at the Pipeline Mining Complex was 5.0% compared with a rate of 4.5% during the prior period. Payments received from the recently acquired Mulatos and Robinson royalties, along with an increase in production at the Bald Mountain mine contributed to royalty revenue of $9,745,793 during the quarter ended September 30, 2006, compared to royalty revenue of $6,827,619 during the quarter ended September 30, 2005. These increases to our royalty revenue were partially offset by lower production at the Pipeline Mining Complex .
Our principal mineral property interests are set forth below:
•	Pipeline: Four royalty interests at the Pipeline Mining Complex, which includes the Pipeline and South Pipeline, GAP and Crossroads gold deposits. The Pipeline Mining Complex is operated by the Cortez Joint Venture, which is a joint venture between Barrick (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc. Our four royalty interests at the Pipeline Mining Complex are:

°	GSR1 – A sliding-scale GSR royalty that covers the current mine footprint, which includes the Pipeline and South Pipeline deposits, and ranges from 0.4% at a gold price below $210 per ounce to 5.0% at a gold price of $470 per ounce or above;

°	GSR2 – A sliding-scale GSR royalty that covers areas outside the Pipeline deposit and ranges from 0.72% at a gold price below $210 per ounce to 9.0% at a gold price of $470 per ounce or above;

°	GSR3 – A 0.71% fixed rate GSR royalty on the production covered by GSR1 and GSR2; and

°	NVR1 – A fixed rate 0.39% net value royalty on all production on the South Pipeline, Crossroads and some of the GAP deposit, but not covering the Pipeline deposit.
▪	Leeville: We hold a 1.8% carried working interest, equal to a 1.8% NSR royalty, on the majority of the Leeville Project, which includes both the Leeville South and Leeville North underground mines, located in Nevada and operated by Newmont;

▪	SJ Claims: We hold a 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation, located in Nevada and operated by Barrick;

▪	Troy: Two royalty interests in the Troy underground silver and copper mine, operated by Revett, located in northwestern Montana:
°	A production payment equivalent to a 7.0% GSR royalty until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first; and

°	A GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a 2% GSR royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper;
▪	Martha: A 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha mine, which is a high grade underground silver mine and is operated by Coeur d’Alene Mines Corporation; and

▪	Bald Mountain: A 1.75% NSR sliding-scale royalty interest that increases to 2% at a gold price of approximately $684 per ounce and covers a portion of the Bald Mountain mine in Nevada, operated by Barrick.

▪	Taparko: Subject to completion of our funding commitment we hold four royalty interests on the Taparko Project, located in Burkina Faso and operated by High River. Our four royalty interests at the Taparko Project are:
°	TB-GSR1 – A production payment equivalent to a 15% GSR royalty on all gold produced from the Taparko Project until either cumulative production of 804,420 ounces of gold is achieved or until we receive $35 million in cumulative payments;

°	TB-GSR2 – A production payment equivalent to a GSR sliding-scale royalty, which ranges from 0% to 10%, on all gold produced from the Taparko Project. At a gold price of $600 per ounce, the sliding-scale royalty rate would be 6.0%. TB-GSR2 remains in force until the termination of TB-GSR1;

°	TB-GSR3 – A perpetual 2% GSR royalty on all gold produced from the Taparko Project area. TB-GSR3 will commence upon the termination of the TB-GSR1 and TB-GSR2 royalties; and

°	TB-MR1 – A 0.75% milling fee royalty on all gold, subject to annual caps, processed through the Taparko Project processing facilities that is mined from any area outside the Taparko Project area.
▪	Robinson: A 3% NSR royalty on the Robinson mine, located in eastern Nevada and operated by Quadra; and

▪	Mulatos: A sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico, and operated by Alamos. The sliding-scale NSR royalty, capped at two million ounces of gold production, ranges from 0.30% payout for gold prices below $300 per ounce up to a maximum rate of 1.50% for gold prices above $400 per ounce.
During the first quarter of calendar 2006, we received production estimates, attributable to our royalty interests, for calendar year 2006. The calendar 2006 production estimates and production attributable to our royalty interests during the first nine months of calendar 2006 are as follows:

					Reported Production
			Calendar 2006 Production		Through
Royalty	Operator	Metal	Estimate		September 30, 2006(4)

Pipeline GSR1	Barrick	Gold	385,000	oz.	299,741	oz.
Pipeline GSR3	Barrick	Gold	385,000	oz.	299,741	oz.
Pipeline NVR1	Barrick	Gold	213,000	oz.	92,117	oz.
Leeville North	Newmont	Gold	196,000	oz.	29,941	oz.
Leeville South	Newmont	Gold	29,000	oz.	28,015	oz.
SJ Claims	Barrick	Gold	903,000	oz.	653,252	oz.
Bald Mountain	Barrick	Gold	248,000	oz.	149,481	oz.
Robinson	Quadra	Gold	53,500	oz. (1)	23,241	oz. (1)
Mulatos	Alamos	Gold	110,000 to 120,000	oz. (1)	43,555	oz. (1)
Troy	Revett	Silver	1.8 million	oz.	653,344	oz.
Martha	Coeur D’Alene	Silver	2.5 million	oz.	1.9 million	oz.
Troy	Revett	Copper	15.6 million	lbs.	5.2 million	lbs.
Robinson	Quadra	Copper	115 million	lbs.(1)(2)	47.2 million	lbs.(1)
Robinson	Quadra	Molybdenum	0.5 to 1.0 million	lbs.(1)(3)	101,678	lbs.(1)

(1)	Production estimates are for the full 2006 calendar year. The reported production through September 30, 2006, reflects the production received since the fourth quarter of fiscal year 2006, or the acquisition period.

(2)	In October 2006, Quadra reported that their original copper production estimate of 125 to 130 million pounds of copper in concentrate will not be met due to the presence of high levels of oxide copper contained within the ore supergene zone currently being mined by Quadra.

(3)	In August 2006, Quadra reported that their original molybdenum production estimates will not be met. Quadra was not able to provide updated molybdenum production estimates at this time.

(4)	Reported production relates to the amount of metal sales, subject to our royalty interests, through September 30, 2006.

Royalty Acquisition
As discussed in Note 8 in the accompanying Notes to Consolidated Financial Statements, effective October 20, 2006, the Company entered into an agreement with Nevada Star Resource Corp. (“Nevada Star”) to acquire certain unpatented mining claims and to purchase a sliding-scale NSR royalty on the Gold Hill deposit for $3.3 million. The sliding-scale NSR royalty on the Gold Hill deposit will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The royalty is also subject to a minimum royalty payment of $100,000 per year. Round Mountain Gold Corporation (“RMGC”) has the right, at anytime, to purchase the royalty interest for $10 million, less any royalty received by Nevada Star and Royal Gold. The closing of the acquisition is subject to customary conditions and is expected to occur in November 2006.
The Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada, is controlled by RMGC, a joint venture between Kinross Gold, the operator, and Barrick.
Results of Operations
Quarter Ended September 30, 2006, Compared to Quarter Ended September 30, 2005
For the quarter ended September 30, 2006, we recorded net earnings of $4,960,137, or $0.21 per basic and diluted share, as compared to net earnings of $3,057,431, or $0.14 per basic and diluted share, for the quarter ended September 30, 2005.
For the quarter ended September 30, 2006, we received total royalty revenue of $9,745,793, at an average gold price of $621 per ounce, compared to royalty revenue of $6,827,619, at an average gold price of $439 per ounce for the quarter ended September 30, 2005. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended September 30, 2006 and 2005

		Quarter Ended			Quarter Ended
		September 30, 2006			September 30, 2005
		Royalty			Royalty
Royalty	Metal(s)	Revenue	Production		Revenue	Production

Pipeline	Gold	$4,532,610	125,365	oz.	$5,370,420	227,981	oz.
Leeville	Gold	$212,462	19,254	oz.	$158,144	19,691	oz.
SJ Claims	Gold	$823,432	149,300	oz.	$913,061	229,459	oz.
Bald Mountain	Gold	$531,662	48,883	oz.	$69,219	9,000	oz.
Robinson(1)		$2,709,312
	Gold		10,159	oz.	N/A	N/A
	Copper		19,936,888	lbs.	N/A	N/A
	Molybdenum		40,935	lbs.	N/A	N/A
Mulatos(1)	Gold	$185,983	19,643	oz.	N/A	N/A
Troy		$569,693			$268,514
	Silver		204,269	oz.		191,416	oz.
	Copper		1,661,989	lbs.		1,583,471	lbs.
Martha	Silver	$180,639	775,851	oz.	$48,261	344,230	oz.

(1)	Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.

The increase in royalty revenue for the quarter ended September 30, 2006 compared with the quarter ended September 30, 2005, resulted from an increase in metal prices, increased production at the Bald Mountain mine, and payments from the recently acquired Mulatos and Robinson royalties. These increases were partially offset by a decrease in production at the Pipeline Mining Complex.
Cost of operations increased to $658,517 for the quarter ended September 30, 2006, compared to $489,698 for the quarter ended September 30, 2005. The increase was primarily due to an increase in the Nevada Net Proceeds Tax expense, which resulted primarily from an increase in royalty revenue from Bald Mountain and the recently acquired Robinson royalty.
General and administrative expenses increased to $1,133,656 for the quarter ended September 30, 2006, from $959,508 for the quarter ended September 30, 2005. The increase was primarily due to an increase in non-cash compensation expense allocated to general and administrative expenses of approximately $112,000.
Exploration and business development expenses decreased to $418,541 for the quarter ended September 30, 2006, from $434,710 for the quarter ended September 30, 2005. The decrease is primarily due to fewer consulting services utilized during the quarter.
As discussed in Note 4 in the accompanying Notes to Consolidated Financial Statements, the Company accounts for its stock-based compensation in accordance with the Financial Accounting Standards Board Statement No. 123 (revised 2004), Share –Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. In accordance with SFAS 123(R), for the three months ended September 30, 2006 and 2005, we recorded total non-cash stock compensation expense related to our equity compensation plans of $412,839 and $238,341, respectively, which is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the three months ended September 30, 2006, was $57,429, $233,430 and $121,980, respectively. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the three months ended September 30, 2005, was $28,585, $121,955 and $87,801, respectively. The total income tax benefit associated with non-cash stock compensation expense was approximately $146,000 and $86,000 for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $552,049, $360,705 and $1,173,883 of total unrecognized non-cash stock compensation expense related to non-vested stock options, Performance Shares and Restricted Stock, respectively, granted under our equity compensation plan. The unrecognized non-cash stock compensation expense related to our non-vested stock options, Performance Shares and Restricted Stock is expected to be recognized over a period of 2.1 years, 1.5 years and 4.5 years, respectively.
Depreciation and depletion increased to $1,072,215 for the quarter ended September 30, 2006, from $898,025 for the quarter ended September 30, 2005. The increase was primarily due to increased production at the Troy mine, along with the addition of the Mulatos and Robinson mine royalties, both resulting in additional depletion.
Interest and other income increased to $971,185 for the quarter ended September 30, 2006, from $437,095 for the quarter ended September 30, 2005. The increase is primarily due to higher interest rates and an increase in funds available for investing over the prior period.
During the three months ended September 30, 2006, we recognized current and deferred tax expense totaling $2,407,598 compared with $1,404,335 during the three months ended September 30, 2005. This resulted in an effective tax rate of 32.7% in the current period, compared with 31.5% in the prior period.

The increase in our effective tax rate is due to a decrease in our estimated deductions associated with percentage depletion. The increase was partially offset by a decrease in our State of Colorado tax rates.
Liquidity and Capital Resources
At September 30, 2006, we had current assets of $80,742,352 compared to current liabilities of $6,166,380 for a current ratio of 13 to 1. This compares to current assets of $84,775,896 and current liabilities of $3,323,516 at June 30, 2006, resulting in a current ratio of 26 to 1. The decrease in the current ratio is due primarily to a decrease in available cash of approximately $5.2 million and an increase in our income taxes payable of approximately $2.2 million. Our available cash decreased as a result of our additional funding of the High River royalties of approximately $11.6 million and a dividend payment of $1.3 million during the period. These payments were partially offset by cash received from operations of approximately $7.8 million. We continue to have no long-term debt.
During the three months ended September 30, 2006, liquidity needs were met from $9,745,793 in royalty revenues, our available cash resources, and interest and other income of $971,185.
We have a $30 million line of credit from HSBC that may be used to acquire producing royalties and for general corporate purposes. Any loan under the line of credit will be secured by a mortgage on our GSR1, GSR3 and NVR1 royalties at the Pipeline Mining Complex, and by a security interest in the cash proceeds from our royalty interests. The maturity date of our line of credit was extended in July 2006 for one year to December 31, 2009. As of September 30, 2006, no funds have been drawn under the line of credit.
We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities.
On November 8, 2006 the Company announced that its Board of Directors increased the Company’s annual (calendar year) dividend from $0.22 to $0.26, payable on a quarterly basis of $0.065 per share of common stock, beginning with the quarterly dividend payable January 19, 2007.
Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is evaluating the impact, if any, the adoption of FIN 48 could have on our financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other accounting standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement No. 157 are effective for our fiscal year beginning

July 1, 2008, and interim periods within the fiscal year. The Company is evaluating the impact, if any, the adoption of Statement No. 157 could have on our financial statements.
Also in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements – Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. We will apply the provisions of SAB 108 with the preparation of our annual financial statements for the fiscal year ending June 30, 2007. The Company is currently evaluating, but does not expect the application of the provisions of SAB 108 to have a material impact, if any, on our financial statements for the fiscal year ending June 30, 2007.
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates from the operators of our royalty properties, the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as capital expenditures and costs associated with business development and exploration, settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
▪	changes in gold, silver and copper prices;

▪	the performance of the Pipeline Mining Complex and our other producing royalty properties;

▪	decisions and activities of the operators of our royalty properties;

▪	unanticipated grade, geological, metallurgical, processing or other problems at these properties;

▪	changes in project parameters as plans of the operators are refined;

▪	changes in estimates of reserves and mineralization by the operators of our royalty properties;

▪	the completion of the construction of the Taparko Project in 2007;

▪	economic and market conditions;

▪	future financial needs;

▪	the availability and size of acquisitions; and

▪	the ultimate additional liability, if any, to the State of California in connection with Casmalia matter;

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
Our earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Decreases in prices of gold, silver and copper would reduce our royalty revenues,” under Part I, Item 1A of our 2006 Annual Report on Form 10-K for more information that can affect gold prices. During the last five years, the market price for gold has fluctuated between $278 per ounce and $725 per ounce.
During the three month period ended September 30, 2006, we reported royalty revenues of $9,745,793, with an average gold price for the period of $621 per ounce. The Company’s GSR1 royalty, on the Pipeline Mining Complex, which produced approximately 39% of the Company’s revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in the Company’s Annual Report on Form 10-K. For the quarter ended September 30, 2006, if the price of gold had averaged higher or lower by $20 per ounce, the Company would have recorded an increase or decrease in revenues of approximately $218,000. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of September 30, 2006, concluded that our disclosure controls and procedures were effective for this purpose.
Changes in Internal Controls
During the fiscal quarter ended September 30, 2006, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not applicable.

ITEM 1A.	RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our 2006 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Purchase Agreement dated as of October 20, 2006, between Royal Gold, Inc. and Nevada Star Resource Corp. for the Gold Hill royalty, including Exhibit B, Assignment and Mining Lease with Option to Purchase, to the Purchase Agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ROYAL GOLD, INC.

Date: November 8, 2006	By:	/s/ Tony Jensen

Tony Jensen
President and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Stefan Wenger

Stefan Wenger
Chief Financial Officer

EXHIBITS INDEX
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Purchase Agreement dated as of October 20, 2006, between Royal Gold, Inc. and Nevada Star Resource Corp. for the Gold Hill royalty, including Exhibit B, Assignment and Mining Lease with Option to Purchase, to the Purchase Agreement.