Form 10-Q
period 2006-12-31
ROYAL GOLD INC
filed 2007-02-09
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006
Commission File Number 001-13357
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 23,614,916 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of January 31, 2007.

ROYAL GOLD, INC.
Consolidated Balance Sheets

	December 31,
	2006	June 30,
	(Unaudited)	2006
Current assets
Cash and equivalents	$70,936,374	$78,449,383
Royalty receivables	8,620,951	5,962,053
Deferred tax assets	106,551	131,621
Prepaid expenses and other	484,174	232,839

Total current assets	80,148,050	84,775,896

Royalty interests in mineral properties, net (Note 3)	99,701,698	84,589,569
Available for sale securities (Note 4)	1,884,699	1,988,443
Deferred tax assets	1,016,025	495,018
Other assets	641,211	410,895

Total assets	$183,391,683	$172,259,821

Current liabilities
Accounts payable	$2,790,797	$1,075,644
Income taxes payable	567,219	334,767
Dividend payable	1,541,430	1,300,623
Accrued compensation	689,000	375,000
Other	102,104	237,482

Total current liabilities	5,690,550	3,323,516

Deferred tax liabilities	6,639,589	7,178,907
Other long-term liabilities	84,549	97,749

Total Liabilities	12,414,688	10,600,172

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 23,844,140 and 23,816,640 shares, respectively	238,441	238,165
Additional paid-in capital	168,133,514	166,459,671
Accumulated other comprehensive income	387,025	498,462
Accumulated earnings (deficit)	3,314,887	(4,439,777)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	170,976,995	161,659,649

Total liabilities and stockholders’ equity	$183,391,683	$172,259,821

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	December 31,	December 31,
	2006	2005
Royalty revenues	$12,279,677	$7,575,307

Costs and expenses
Costs of operations	872,070	617,509
General and administrative	1,532,265	1,647,996
Exploration and business development	472,630	1,026,540
Depreciation, depletion and amortization	2,105,475	1,030,444

Total costs and expenses	4,982,440	4,322,489

Operating income	7,297,237	3,252,818

Interest and other income	954,369	1,016,562
Interest and other expense	(65,381)	(33,773)

Income before income taxes	8,186,225	4,235,607

Current tax expense	(3,269,129)	(1,591,236)
Deferred tax benefit	718,556	262,924

Net income	$5,635,652	$2,907,295

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(189,182)	139,197

Comprehensive income	$5,446,470	$3,046,492

Basic earnings per share	$0.24	$0.12

Basic weighted average shares outstanding	23,604,576	23,276,477

Diluted earnings per share	$0.24	$0.12

Diluted weighted average shares outstanding	23,854,744	23,564,037
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2006	2005
Royalty revenues	$22,025,470	$14,402,927

Costs and expenses
Costs of operations	1,530,587	1,107,207
General and administrative	2,665,921	2,607,504
Exploration and business development	891,171	1,461,250
Depreciation, depletion, and amortization	3,177,691	1,928,469

Total costs and expenses	8,265,370	7,104,430

Operating income	13,760,100	7,298,497

Interest and other income	1,925,555	1,453,656
Interest and other expense	(131,695)	(54,780)

Income before income taxes	15,553,960	8,697,373

Current tax expense	(5,920,073)	(3,354,727)
Deferred tax benefit	961,902	622,080

Net income	$10,595,789	$5,964,726

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(111,437)	225,154

Comprehensive income	$10,484,352	$6,189,880

Basic earnings per share	$0.45	$0.27

Basic weighted average shares outstanding	23,590,292	22,201,543

Diluted earnings per share	$0.44	$0.27

Diluted weighted average shares outstanding	23,819,540	22,452,460
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statement of Stockholders’ Equity for the Six Months Ended December 31, 2006
(Unaudited)

			Additional	Accumulated	Accumulated			Total
	Common Shares		Paid-In	Other	(Deficit)	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Earnings	Shares	Amount	Equity
Balance at June 30, 2006	23,816,640	$238,165	$166,459,671	$498,462	$(4,439,777)	229,224	$(1,096,872)	$161,659,649

Issuance of common stock for:
Exercise of stock options	20,000	201	282,300					282,501
Vesting of restricted stock	7,500	75	(75)					—

Tax benefit of stock-based compensation exercises			69,097					69,097

Recognition of non-cash compensation expense for stock-based compensation (Note 5)			1,322,521					1,322,521

Net income and comprehensive income for the six months ended				(111,437)	10,595,789			10,484,352
Dividends declared					(2,841,125)			(2,841,125)

Balance at December 31, 2006	23,844,140	$238,441	$168,133,514	$387,025	$3,314,887	229,224	$(1,096,872)	$170,976,995

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$10,595,789	$5,964,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,177,691	1,928,469
Deferred tax benefit	(961,902)	(622,080)
Non-cash employee stock option compensation expense	1,322,521	1,312,826
Tax benefit of stock-based compensation exercises	(69,097)	(502,404)

Changes in assets and liabilities:
Royalty receivables	(2,658,898)	209,968
Prepaid expenses and other assets	(491,367)	(3,569,200)
Accounts payable	1,715,153	2,235,451
Federal income taxes payable (receivable)	301,549	(287,485)
Accrued liabilities and other current liabilities	178,622	530,305
Other long-term liabilities	(13,200)	(13,200)

Net cash provided by operating activities	13,096,861	7,187,376

Cash flows from investing activities:
Capital expenditures for property and equipment	(44,722)	(5,066)
Acquisition of royalty interests in mineral properties	(18,235,383)	(25,221,805)
Advance to High River Gold	—	(6,687,550)
Purchase of available for sale securities	(81,045)	(204,715)

Net cash used in investing activities	(18,361,150)	(32,119,136)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	69,097	502,404
Dividends paid	(2,600,318)	(2,213,541)
Net proceeds from issuance of common stock	282,501	57,675,601

Net cash (used in) provided by financing activities	(2,248,720)	55,964,464

Net (decrease) increase in cash and equivalents	(7,513,009)	31,032,704

Cash and equivalents at beginning of period	78,449,383	48,840,371

Cash and equivalents at end of period	$70,936,374	$79,873,075

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$5,618,524	$3,382,212

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the six months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is evaluating the impact, if any, the adoption of FIN 48 could have on our financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
2. ROYALTY ACQUISITION
Gold Hill
On December 8, 2006, Royal Gold paid $3.3 million to Nevada Star Resource Corp. in exchange for a net smelter return (“NSR”) sliding-scale royalty and certain unpatented mining claims on the Gold Hill deposit. The NSR sliding-scale royalty on the Gold Hill deposit will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The royalty is also subject to a minimum royalty payment of $100,000 per year. The Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada, is controlled by Round Mountain Gold Corporation, a joint venture between Kinross Gold, the operator, and Barrick Gold Corporation (“Barrick”). Production on the Gold Hill deposit is expected to commence once permitting is completed and equipment from the Round Mountain pit becomes available.
The Gold Hill transaction was accounted for as a purchase of assets. As such, the $3.3 million acquisition cost, plus approximately $15,000 of acquisition costs, is recorded as a component of Royalty Interests in Mineral Properties, as a development stage royalty, on the consolidated balance sheets of Royal Gold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following table summarizes the net book value of each of our royalty interests in mineral properties as of December 31, 2006 and June 30, 2006.
As of December 31, 2006:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(6,162,574)	1,942,446
NVR1	2,135,107	(1,567,630)	567,477
Bald Mountain	1,978,547	(1,829,286)	149,261
SJ Claims	20,788,444	(6,042,760)	14,745,684
Robinson mine	17,824,776	(956,040)	16,868,736
Mulatos mine	7,441,779	(377,489)	7,064,290
Troy mine GSR royalty	7,250,000	(1,517,015)	5,732,985
Troy mine Perpetual royalty	250,000	—	250,000
Leeville South	1,775,809	(1,775,809)	—
Leeville North	14,240,418	(864,649)	13,375,769
Martha	172,810	(172,810)	—

	81,962,710	(21,266,062)	60,696,648

Development stage royalty interests:
Taparko Project
TB-GSR1	24,909,181	—	24,909,181
TB-GSR2	7,280,226	—	7,280,226
TB-GSR3	1,026,933	—	1,026,933
Gold Hill	3,340,384	—	3,340,384

	36,556,724	—	36,556,724

Exploration stage royalty interests:
Taparko Project
TB-GSR3	207,938	—	207,938
TB-MR1	135,613	—	135,613
Leeville North	2,305,845	(271,187)	2,034,658
Buckhorn South	70,117	—	70,117

	2,719,513	(271,187)	2,448,326

Total royalty interests in mineral properties	$121,238,947	$(21,537,249)	$99,701,698

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
Pipeline Mining Complex
We own two gross smelter return (“GSR”) sliding-scale royalties (GSR1 ranging from 0.40% to 5.0% and GSR2 ranging from 0.72% to 9.0%), a 0.71% fixed gross smelter royalty (GSR3), and a 0.39% net value royalty (NVR1) over the Pipeline Mining Complex that includes the Pipeline, South Pipeline, GAP and Crossroads gold deposits in Lander County, Nevada.
The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture between Barrick (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc.
Bald Mountain
We own a 1.75% to 3.5% sliding-scale NSR royalty that burdens a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by Barrick. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index. Our royalty rate is calculated quarterly and would currently increase to 2%, from 1.75%, at a quarterly average gold price of approximately $725 per ounce in today’s dollars.
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
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine, located in northeastern Montana and operated by Revett Silver Company (“Revett”). The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of December 31, 2006, we have received payments associated with the GSR royalty totaling $3.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We also own a GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. Effective January 1, 2006, we have re-classified our interest in the perpetual royalty from an exploration stage royalty interest to a production stage royalty interest due to an increase in reserves at the Troy mine.
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
Taparko Mine
We hold a production payment equivalent to a 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko Project, located in Burkina Faso and operated by Somita. TB-GSR1 will remain in-force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. We also hold a production payment equivalent to a GSR sliding-scale royalty (TB-GSR2 ranging from 0% to 10%) on all gold produced from the Taparko Project. TB-GSR2 is effective concurrently with TB-GSR1, and will remain in-force from completion of the funding commitment until the termination of TB-GSR1. We carry our interests in TB-GSR1 and TB-GSR2 as development stage royalty interests, which are not currently subject to periodic amortization.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition, we hold a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko Project processing facilities that is mined from any area outside of the Taparko Project area. TB-MR1 is classified as an exploration stage royalty interest and is not subject to periodic amortization at this time.
The royalty documents for the foregoing royalties have been signed and we are holding them pending completion of our $35 million funding commitment (of which we have funded $33.6 million as of January 31, 2007) to Somita. Upon completion of our funding commitment, the royalty documents will be released and recorded and be legally effective. See Note 8 below for more information about the Amended and Restated Funding Agreement.
Gold Hill
We hold a sliding-scale NSR royalty on the Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada. The sliding-scale NSR royalty on the Gold Hill deposit will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The Gold Hill deposit is controlled by Round Mountain Gold Corporation, a joint venture between Kinross Gold, the operator, and Barrick. We carry our interest in the Gold Hill deposit as a development stage royalty interest, which is not currently subject to periodic amortization.
Buckhorn South
We hold a 16.5% net profits interest royalty on the Buckhorn South property, located in Eureka County, Nevada. The Buckhorn South interest is classified as an exploration stage royalty interest.
4. AVAILABLE FOR SALE SECURITIES
Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity. We recorded an unrealized loss (net of tax) of $189,182 for the three months ended December 31, 2006, and an unrealized gain (net of tax) of $139,197 for the three months ended December 31, 2005. We recorded an unrealized loss (net of tax) of $111,437 for the six months ended December 31, 2006, and an unrealized gain (net of tax) of $225,154 for the six months ended December 31, 2005. When investments are sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, are included in determining net income. We had no sales of available for sale investments during the three and six months ended December 31, 2006 and 2005.
We hold 1.3 million shares of Revett that are recorded as an investment in available for sale securities on the Consolidated Balance Sheets. The market value for our investment in the shares of Revett was $1,465,830 as of December 31, 2006. Our cost basis in the Revett shares is $1.0 million.
We hold 1,037,500, 518,750, and 100,000 shares of common stock, warrants and stock options, respectively, in Taranis Resources Inc. (“Taranis”). The market value for our investment in Taranis’ common stock, warrants and stock options was $418,869 as of December 31, 2006. Our cost basis in the Taranis common stock, warrants and stock options is $285,761.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5. STOCKHOLDER’S EQUITY AND STOCK-BASED COMPENSATION
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
For the three and six months ended December 31, 2006, we recorded total non-cash stock compensation expense related to our equity compensation plans of $909,682 and $1,322,521, respectively, compared to $1,074,485 and $1,312,826 for the three and six months ended December 31, 2005, respectively. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The allocation among cost of operations, general and administrative and business development for the three and six months ended December 31, 2006, and 2005 is shown below:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Non-cash compensation allocation:

Cost of operations	$116,441	$128,079	$173,870	$156,664

General and administrative	608,003	619,072	841,432	741,028

Business development	185,238	327,334	307,219	415,134

Total non-cash compensation expense	$909,682	$1,074,485	$1,322,521	$1,312,826

The total income tax benefit associated with non-cash stock compensation expense was approximately $327,000 and $476,000 for the three and six months ended December 31, 2006, respectively, compared to approximately $387,000 and $472,000 for the three and six months ended December 31, 2005, respectively.
As of December 31, 2006, there are 283,584 shares of common stock reserved for future issuance under our 2004 Plan.

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
To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value and those key assumptions as of our November 2006 and November 2005 grants are noted in the following table:

	2006	2005
Weighted average expected volatility	52.88%	61.20%
Weighted average expected option term in years	5.1	5.4
Weighted average dividend yield	0.93%	1.00%
Weighted average risk free interest rate	4.63%	4.5%
On November 7, 2006, 91,500 stock options under the 2004 Plan were granted to officers and certain employees under the 2004 Plan. These options have an exercise price of $28.78, which was the closing market price for our common stock on the date of grant. On November 8, 2006, 15,000 stock options under the 2004 Plan were granted to the Board of Directors (“Directors”) at an exercise price of $29.20, which was the closing market price of our common stock on the date of grant.
A summary of stock option activity under our equity compensation plans for the six months ended December 31, 2006, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2006	528,414	$14.86
Granted	106,500	28.84
Exercised	(20,000)	14.13
Forfeited and Expired	—	—

Outstanding at December 31, 2006	614,914	$17.31	6.8	$11,479,707

Exercisable at December 31, 2006	467,247	$14.57	4.5	$10,004,057

The weighted-average grant date fair value of options granted during the period ended December 31, 2006, and 2005, was $13.77 and $12.04, respectively. The total intrinsic value of options exercised during the three and six month periods ended December 31, 2006, was $292,900. The total intrinsic value of options exercised during the three and six month periods ended December 31, 2005, were $3,508,035 and $3,516,560, respectively.
A summary of the status of the Company’s non-vested stock options for the six months ended December 31, 2006, is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	132,334	$11.24
Granted	106,500	$13.77
Vested	(91,167)	$11.62
Forfeited	—	$—

Non-vested at December 31, 2005	147,667	$12.82

For the three months ended December 31, 2006 and 2005, we recorded non-cash compensation expense associated with stock options of $409,590 and $413,796, respectively. For the six months ended December 31, 2006 and 2005, we recorded non-cash compensation expense associated with stock options of $648,512 and $609,048. As of December 31, 2006, there was $1,574,325 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the three months ended December 31, 2006, and 2005, was $1,059,748 and $439,827, respectively. The total fair value of shares vested during the six months ended December 31, 2006, and 2005 was $1,059,748 and $492,957, respectively.
Other Stock-Based Compensation
On November 7, 2006, officers and certain employees were granted 56,000 shares of restricted common stock that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to two different performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve on an annual basis.
A summary of the status of the Company’s non-vested Performance Shares for the six months ended December 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	41,500	$19.19
Granted	36,000	$28.78
Vested	—	$—
Forfeited	—	$—

Non-vested at December 31, 2006	77,500	$23.64

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with SFAS 123(R), the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the market price of our common stock on the date of grant. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of December 31, 2006, our estimates indicated that it is probable that approximately 77% of our non-vested Performance Shares, will be earned. For the three and six months ended December 31, 2006, we recorded non-cash stock compensation expense associated with our Performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Shares of $292,917 and $382,096, respectively. For the three and six months ended December 31, 2005, we recorded non-cash stock compensation expense associated with our Performance Shares of $0 and $473,629, respectively. As of December 31, 2006, total unrecognized non-cash stock compensation expense related to our Performance Shares is $585,834, which is expected to be recognized over the next 0.5 years, the period over which it is probable that the performance goals will be attained.
On November 7, 2006, officers and certain employees were granted 56,000 shares of restricted common stock, which vest by continued service alone (“Restricted Stock”). Restricted Stock awards granted to officers and certain employees vest over three years beginning after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. On November 8, 2006, our non-executive directors were granted 7,500 shares of Restricted Stock. The non-executive directors’ shares of Restricted Stock vest as to 50% immediately and 50% one year after the date of grant. Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights. We measure the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. Restricted Stock is amortized over the applicable vesting period using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment with the Company.
A summary of the status of the Company’s non-vested Restricted Stock for the six months ended December 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	77,250	$20.60
Granted	63,500	$28.83
Vested	(7,500)	$26.41
Forfeited	—	$—

Non-vested at December 31, 2006	133,250	$24.19

For the three months ended December 31, 2006, and 2005, we recorded non-cash stock compensation expense associated with the Restricted Stock of $207,175 and $187,060, respectively. For the six months ended December 31, 2006, and 2005, we recorded non-cash stock compensation associated with the Restricted Stock of $291,913 and $230,149. As of December 31, 2006, total unrecognized non-cash stock compensation expense related to Restricted Stock was $2,737,917, which is expected to be recognized over the remaining average vesting period of 4.75 years.
Stock Issuances
During the three and six months ended December 31, 2006, options to purchase 20,000 shares were exercised, resulting in proceeds of $282,501. During the three months ended December 31, 2005, options to purchase 191,561 shares were exercised, resulting in proceeds of $2,940,538. During the six months ended December 31, 2005, options to purchase 192,561 shares were exercised, resulting in proceeds of $2,954,653.
In September 2005, we sold 2,227,912 shares of our common stock in an underwritten public offering, at a price of $26.00 per share, resulting in proceeds of approximately $54.7 million, which is net of the underwriters’ discount of $2.9 million and estimated transaction costs of approximately $327,000. The net proceeds in this equity offering have been and will continue to be used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
6. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$5,635,652	23,604,576	$0.24
Effect of dilutive securities		250,168

Diluted EPS	$5,635,652	23,854,744	$0.24

As of December 31, 2006, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common shares for the period.

	For The Three Months Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$2,907,295	23,276,477	$0.12
Effect of dilutive securities		287,560

Diluted EPS	$2,907,295	23,564,037	$0.12

As of December 31, 2005, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common shares for the period.

	For The Six Months Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$10,595,789	23,590,292	$0.45
Effect of dilutive securities		229,248

Diluted EPS	$10,595,789	23,819,540	$0.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of December 31, 2006, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common stock for the period.

	For The Six Months Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$5,964,726	22,201,543	$0.27
Effect of dilutive securities		250,917

Diluted EPS	$5,964,726	22,452,460	$0.27

As of December 31, 2005, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common stock for the period.
7. INCOME TAXES
For the three months ended December 31, 2006, we recorded current and deferred tax expense of $2,550,573 compared with $1,328,312 during the three months ended December 31, 2005. Our effective tax rate for the three months ended December 31, 2006, was 31.2%, compared with 31.4% for the three months ended December 31, 2005. The decrease in our effective tax between periods was the result of a decrease in our State of Colorado tax rates.
For the six months ending December 31, 2006, we recognized current and deferred tax expense totaling $4,958,171 compared with $2,732,647 during the six months ended December 31, 2005. This resulted in an effective tax rate of 31.9% in the current period compared with 31.4% in the prior period. The increase in our effective tax rate is the result of a decrease in our estimated deductions associated with percentage depletion. The increase was also partially offset by a decrease in our State of Colorado tax rates.
8. COMMITMENTS AND CONTINGENCIES
Taparko Project
On March 1, 2006, Royal Gold entered into an Amended and Restated Funding Agreement with Somita related to the Taparko Project in Burkina Faso, West Africa. We have a $35 million funding commitment pursuant to the Amended and Restated Funding Agreement, of which we had funded approximately $30.3 million as of September 30, 2006. During October 2006, we funded an additional $3.3 million to the Taparko Project, resulting in total funding by us of approximately $33.6 million as of January 31, 2007. Subsequent funding of the Taparko Project will be made in installments over the remaining construction period. The Amended and Restated Funding Agreement outlines the construction milestones that must be met prior to each specific funding installment. We expect the project to meet all construction requirements (as defined in the Amended and Restated Funding Agreement) in the second quarter of calendar 2007. We estimate the $35 million will be fully funded by the second quarter of calendar 2007, subject to construction milestones. Our royalties are subject to completion of our funding commitment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Under a separate Contribution Agreement, High River Gold Mines Ltd (“High River”) is responsible for contributing additional equity contributions for any cost overruns incurred during the construction and construction warranty periods. If High River is unable to make the required equity contributions, we have the right to either (a) provide funding that High River failed to fund, or (b) declare a default under the Funding Agreement. In the event that we elect to provide funding in the amount that High River fails to fund, we may elect to acquire either an equity interest in High River, consisting of units of common shares and warrants of High River as defined, or to obtain additional royalty interests in the Taparko Project in a proportional amount to any additional funding compared with our original $35 million funding commitment. As of January 31, 2007, High River has made all required equity commitments as scheduled, under its Contribution Agreement.
Taranis
On November 4, 2005, we entered into a strategic alliance with Taranis for exploration on the Kettukuusikko project located in Finland. During our fiscal year 2006, we funded exploration totaling $500,000 in return for a 2% NSR royalty. We also have an option to fund up to an additional $600,000. The Company elected to exercise this option in April 2006. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2% NSR royalty. As of December 31, 2006, we have funded $56,404 of the additional $600,000 option.
Revett
Under the terms of the Revett purchase agreement, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed in curing such defaults. The principal and accrued interest under the promissory note as of December 31, 2006, was approximately $6.2 million with a maturity date of February 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
9. SUBSEQUENT EVENTS
Revolving Credit Facility
On January 5, 2007, the Company and a wholly-owned subsidiary entered into the Second Amended and Restated Loan Agreement (“Amendment”) with HSBC Bank USA National Association (“HSBC”). The Amendment increases our current revolving credit facility from $30 million to $80 million and extends the maturity date of the credit facility to December 31, 2010. The Company’s borrowing base will be calculated based on our royalties and will be initially based on its GSR1, GSR3, and NVR1 royalty revenues at the Pipeline Mining Complex and its SJ Claims, Leeville, Bald Mountain and Robinson royalties. The initial availability under the borrowing base is the full $80 million under the credit facility. The Company and the wholly-owned subsidiary granted HSBC security interests in the following: the Company’s GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex; the Company’s SJ Claims, Leeville, Bald Mountain and Robinson royalties; and the Company’s debt reserve account at HSBC. No funds were drawn under the $30 million credit facility as of December 31, 2006. As of January 23, 2007, we have drawn $30 million under the revolving credit facility to complete the closing of the Peñasquito acquisition, as discussed below, and $50 million remains available.
Pascua Lama Royalty Acquisition
Effective January 16, 2007, the Company entered into a definitive and binding agreement with a private individual to acquire a sliding-scale NSR royalty for $20.5 million on the Pascua Lama project. Pascua Lama is owned by Barrick and is located on the border between Argentina and Chile. The NSR sliding-scale royalty ranges from 0.16% when the average quarterly gold price is at or below $325 per ounce, to a maximum of 1.08% when the average quarterly gold price equals or exceeds $800 per ounce. The transaction also includes a 0.22% fixed-rate copper royalty. The copper royalty applies to 100% of the copper reserves but does not take effect until after January 1, 2017. The acquisition is subject to customary due diligence and is expected to close in early March 2007. The project is not in production and Barrick is targeting production in calendar 2010.
Peñasquito Royalty Acquisition
On January 23, 2007, we acquired a 2.0% NSR royalty interest on the Peñasquito Project located in the State of Zacatecas, Mexico, a Mexican company that is an indirect subsidiary of Kennecott Exploration Company, a Delaware corporation, for $80 million in cash and 577,434 shares of our Common Stock. We also obtained the right to acquire any or all of a group of NSR royalties ranging from 1.0% to 2.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
on various other concessions in the same region. The right to acquire the royalties on these various concessions expires with respect to each royalty interest on May 1, 2007.
The Peñasquito Project is composed of two main deposits called Peñasco and Chile Colorado and is under development by Goldcorp Inc. The Peñasquito Project hosts one of the world’s largest silver, gold and zinc reserves while also containing large lead reserves. The Peñasquito Project is not in production and the feasibility study conducted for it anticipates initial mine start-up in late calendar 2008 with full production being reached in calendar 2010.

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
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended December 31, 2006, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our royalty properties. For the quarter ended December 31, 2006, the price of gold averaged $614 per ounce compared with an average price of $486 per ounce for the quarter ended December 31, 2005. Payments received from the recently acquired Mulatos and Robinson royalties, along with an increase in production at Leeville and the Bald Mountain mine contributed to royalty revenue of $12,279,677 during the quarter ended December 31, 2006, compared to royalty revenue of $7,575,307 during the quarter ended December 31, 2005. These increases to our royalty revenue were partially offset by lower production at the Pipeline Mining Complex.
Our principal mineral property interests at December 31, 2006 were:
•	Pipeline: Four royalty interests at the Pipeline Mining Complex, which includes the Pipeline and South Pipeline, GAP and Crossroads gold deposits. The Pipeline Mining Complex is operated by the Cortez Joint Venture, which is a joint venture between Barrick (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc. Our four royalty interests at the Pipeline Mining Complex are:
o	GSR1 – A sliding-scale GSR royalty that covers the current mine footprint, which includes the Pipeline and South Pipeline deposits, and ranges from 0.4% at a gold price below $210 per ounce to 5.0% at a gold price of $470 per ounce or above;

o	GSR2 – A sliding-scale GSR royalty that covers areas outside the Pipeline deposit and ranges from 0.72% at a gold price below $210 per ounce to 9.0% at a gold price of $470 per ounce or above;

o	GSR3 – A 0.71% fixed rate GSR royalty on the production covered by GSR1 and GSR2; and

o	NVR1 – A fixed rate 0.39% net value royalty on all production on the South Pipeline, Crossroads and some of the GAP deposit, but not covering the Pipeline deposit.
•	Robinson: A 3% NSR royalty on the Robinson mine, located in eastern Nevada and operated by Quadra;

•	SJ Claims: We hold a 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation, located in Nevada and operated by Barrick;

•	Leeville: We hold a 1.8% carried working interest, equal to a 1.8% NSR royalty, on the majority of the Leeville Project, which includes both the Leeville South and Leeville North underground mines, located in Nevada and operated by Newmont;

•	Troy: Two royalty interests in the Troy underground silver and copper mine, operated by Revett, located in northwestern Montana:
o	A production payment equivalent to a 7.0% GSR royalty until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first; and

o	A GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a 2% GSR royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper;
•	Bald Mountain: A 1.75% sliding-scale NSR royalty interest that increases to 2% at a gold price of approximately $725 per ounce and covers a portion of the Bald Mountain mine in Nevada, operated by Barrick;

•	Mulatos: A sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico, and operated by Alamos. The sliding-scale NSR royalty, capped at two million ounces of gold production, ranges from 0.30% payout for gold prices below $300 per ounce up to a maximum rate of 1.50% for gold prices above $400 per ounce; and

•	Martha: A 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha mine, which is a high grade underground silver mine and is operated by Coeur d’Alene Mines Corporation.
At December 31, 2006, we also own the following royalty interests that are currently in development stage and are not yet in production:
•	Taparko: Subject to completion of our funding commitment, we hold four royalty interests on the Taparko Project, located in Burkina Faso and operated by High River Gold Mines Ltd. Our four royalty interests at the Taparko Project are:

o	TB-GSR1 – A production payment equivalent to a 15% GSR royalty on all gold produced from the Taparko Project until either cumulative production of 804,420 ounces of gold is achieved or until we receive $35 million in cumulative payments;

o	TB-GSR2 – A production payment equivalent to a GSR sliding-scale royalty, which ranges from 0% to 10%, on all gold produced from the Taparko Project. At a gold price of $600 per ounce, the sliding-scale royalty rate would be 6.0%. TB-GSR2 remains in force until the termination of TB-GSR1;

o	TB-GSR3 – A perpetual 2% GSR royalty on all gold produced from the Taparko Project area. TB-GSR3 will commence upon the termination of the TB-GSR1 and TB-GSR2 royalties; and

o	TB-MR1 – A 0.75% milling fee royalty on all gold, subject to annual caps, processed through the Taparko Project processing facilities that is mined from any area outside the Taparko Project area.
Receipt of royalty revenue on the Taparko Project is anticipated to commence in the second quarter of calendar 2007.
•	Gold Hill: Unpatented mining claims and a sliding-scale NSR royalty on the Gold Hill deposit, located in Nye County, Nevada. The sliding-scale ranges from 1.0%, when the gold price is $350 per ounce or less, to 2.0% when the gold price is above $350 per ounce. Production on the Gold Hill deposit is expected to commence once permitting is completed and equipment from the Round Mountain pit becomes available. Please see “Royalty Acquisitions – Gold Hill” below for further information regarding the Gold Hill acquisition.
During the first quarter of calendar 2006, we received production estimates, attributable to our royalty interests, for calendar year 2006. The calendar 2006 production estimates and actual production attributable to our royalty interests during calendar 2006 are as follows:

					Reported Production
			Calendar 2006 Production		through
Royalty	Operator	Metal	Estimate		December 31, 2006(4)
Pipeline GSR1	Barrick	Gold	385,000	oz.	438,073	oz.
Pipeline GSR3	Barrick	Gold	385,000	oz.	438,073	oz.
Pipeline NVR1	Barrick	Gold	213,000	oz.	130,837	oz.
Robinson	Quadra	Gold	53,500	oz.(1)	38,840	oz. (1)
SJ Claims	Barrick	Gold	903,000	oz.	929,220	oz.
Leeville North	Newmont	Gold	196,000	oz.	127,369	oz.
Leeville South	Newmont	Gold	29,000	oz.	44,430	oz.
Bald Mountain	Barrick	Gold	248,000	oz.	216,128	oz.
Mulatos	Alamos	Gold	110,000 to 120,000	oz. (1)	70,215	oz. (1)
Troy	Revett	Silver	1.8 million	oz.	820,582	oz.
Martha	Coeur D’Alene	Silver	2.5 million	oz.	2.8 million	oz.
Troy	Revett	Copper	15.6 million	lbs.	6.7 million	lbs.
Robinson	Quadra	Copper	115 million	lbs. (1)(2)	71.3 million	lbs. (1)
Robinson	Quadra	Molybdenum	0.5 to 1.0 million	lbs. (1)(3)	40,935	lbs. (1)

(1)	Production estimates are for the full 2006 calendar year. The reported production through December 31, 2006, reflects the production attributable to the Company’s interest during the calendar year, which commenced in June 2006 for Robinson and April 2006 for Mulatos.

(2)	In October 2006, Quadra reported that their original copper production estimate of 125 to 130 million pounds of copper in concentrate will not be met due to the presence of high levels of oxide copper contained within the ore supergene zone.

(3)	In August 2006, Quadra reported that their original molybdenum production estimates will not be met. Quadra was not able to provide updated molybdenum production estimates at that time.

(4)	Reported production relates to the amount of metal sales, subject to our royalty interests, through December 31, 2006, as reported to us by the operators of the mines.
Royalty Acquisitions
Gold Hill
As discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements, on December 8, 2006, Royal Gold paid $3.3 million to Nevada Star Resource Corp. in exchange for a sliding-scale NSR royalty and certain unpatented mining claims on the Gold Hill deposit. The NSR sliding-scale royalty on the Gold Hill deposit will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The royalty is also subject to a minimum royalty payment of $100,000 per year. The Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada, is controlled by Round Mountain Gold Corporation, a joint venture between Kinross Gold, the operator, and Barrick. Production on the Gold Hill deposit is expected to commence once permitting is completed and equipment from the Round Mountain pit becomes available.
Pascua Lama
As discussed in Note 9 in the accompanying Notes to Consolidated Financial Statements, on January 16, 2007, we entered into an agreement with a private individual to acquire a sliding-scale NSR royalty on gold which is derived from certain mineral concessions located at the Pascua Lama project in Chile for $20.5 million. Barrick owns the Pascua Lama project, and is targeting production to commence in calendar 2010. The acquisition also includes a NSR royalty on copper sold after January 1, 2017. The acquisition is subject to customary due diligence and is expected to close in early March 2007.
The sliding-scale ranges from 0.16%, when the average quarterly gold price is $325 per ounce or less, to 1.08% when the average quarterly gold price is $800 per ounce or more. The agreement also includes a 0.22% fixed-rate copper royalty that applies to 100% of the Pascua Lama copper reserves in Chile but does not take effect until after January 1, 2017.
According to Barrick’s publicly available reserve and resource statement of December 31, 2005 (filed with the Canadian Securities Administrators by Barrick and available at www.sedar.com), Pascua Lama’s proven and probable gold reserves include 397 million tons of ore, at a grade of 0.046 ounces per ton, containing about 18.0 million ounces of gold. Approximately 80% of the reserves are located in Chile.
Peñasquito Project
Also as discussed in Note 9 in the accompanying Notes to Consolidated Financial Statements, on January 23, 2007, we acquired a 2.0% NSR royalty interest on the Peñasquito Project located in the State of Zacatecas, Mexico, a Mexican company that is an indirect subsidiary of Kennecott Exploration Company, a Delaware corporation, for $80 million in cash and 577,434 shares of our Common Stock. We also obtained the right to acquire any or all of a group of NSR royalties ranging from 1.0% to 2.0% on various other concessions in the same region. The right to acquire the royalties on these various concessions expires with respect to each royalty interest on May 1, 2007.

The Peñasquito Project is composed of two main deposits called Peñasco and Chile Colorado and is under development by Goldcorp Inc. The Peñasquito Project hosts one of the world’s largest silver, gold and zinc reserves while also containing large lead reserves.
According to the feasibility study for the Peñasquito Project completed July 31, 2006 (filed with the Canadian Securities Administrators by Glamis Gold and available at www.sedar.com), Peñasquito contains the following proven and probable reserves: 621.6 million tons of ore, with an average grade of 0.015 ounces per ton, containing 10.0 million ounces of gold; 621.6 million tons of ore, with an average grade of 0.924 ounces per ton, containing 575 million ounces of silver; 525.7 million tons of ore, with an average grade of 0.76%, containing 8.0 billion pounds of zinc; and 525.7 million tons of ore, with an average grade of 0.35%, containing 3.7 billion pounds of lead. Contained ounces or contained pounds described do not take into account losses in processing the ore. The feasibility study uses metal prices assumptions for purposes of calculating reserves of $450 per ounce of gold, $7.00 per ounce of silver, $0.60 per pound of zinc and $0.30 per pound of lead and estimates co-product cash costs to average $125 per ounce of gold, $4.91 per ounce of silver and $0.44 per pound of zinc, with lead revenue taken as a credit to production costs.
The feasibility study estimates a mine life of approximately 17 years and anticipates initial mine start-up in late calendar 2008 with full production being reached in calendar 2012.
Internal Review of Stock Option Matters
On December 12, 2006, a Wall Street Journal article raised the topic that certain officers of public companies, including the chairman of the company, may have backdated the exercise of certain of their options based on the frequency of exercises occurring on dates with low trading prices during the month of exercise. Promptly after learning of the story, the chairman of the company advised the board of directors’ audit committee regarding the matter. The audit committee then initiated a voluntary review and retained independent counsel to assist in its review of stock option practices. On February 7, 2007, the independent counsel made its final report to the audit committee of its findings.
The principal findings of that report were as follows:
•	The review of stock option exercise information covered the period from 1990 to 2002. The review found no evidence that the company had a policy or sanctioned practice of permitting backdating of stock option exercise dates.

•	Counsel was unable to conclude that intentional backdating of stock option exercise dates occurred, or to rule out the possibility that such intentional backdating did occur. Counsel found several instances in which two current officers and several former officers of the company (and two instances in which a former outside director) exercised stock options on the day or days when the trading price for the company’s common stock during the month of exercise was lowest.

•	Counsel found that the conduct of the current president and chief executive officer, chief financial officer, general counsel, and controller is not implicated in any way in the issues that were subject of the review.

•	The review found no evidence that any current or former officer’s conduct involved any effort to mislead investors, to inaccurately improve the financial results of the company, or to obtain any personal benefit at the expense of the company.

•	Counsel also reviewed the company’s stock option grant procedures since 1990. The review found no evidence that the company’s stock option grant dates had been backdated.

•	Counsel also found historical weaknesses in internal controls with respect to exercise of stock options and the stock option practices generally, but found that such historical weaknesses in internal controls have been remediated. Since 2002 internal controls regarding the company’s stock option practices have been substantially upgraded.

The company has concluded that there is no tax or financial statement impact resulting from the review of its stock option exercise and grant practices.
Results of Operations
Quarter Ended December 31, 2006, Compared to Quarter Ended December 31, 2005
For the quarter ended December 31, 2006, we recorded net earnings of $5,635,652, or $0.24 per basic and diluted share, as compared to net earnings of $2,907,295, or $0.12 per basic and diluted share, for the quarter ended December 31, 2005.
For the quarter ended December 31, 2006, we received total royalty revenue of $12,279,677, at an average gold price of $614 per ounce, compared to royalty revenue of $7,575,307, at an average gold price of $486 per ounce for the quarter ended September 30, 2005. Royalty revenue and the corresponding production attributable to our royalty interests, for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005, is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended December 31, 2006 and 2005

		Quarter Ended			Quarter Ended
		December 31, 2006			December 31, 2005
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(2)		Revenue	Production(2)

Pipeline	Gold	$4,946,901	138,332	oz.	$5,526,543	196,616	oz.
SJ Claims	Gold	$1,533,394	275,968	oz.	$1,196,313	272,138	oz.
Leeville	Gold	$1,251,732	113,843	oz.	$213,311	25,303	oz.
Bald Mountain	Gold	$406,000	37,829	oz.	$142,572	16,719	oz.
Robinson(1)		$3,224,457
	Gold		15,599	oz.	N/A	N/A
	Copper		24,103,457	lbs.	N/A	N/A
	Molybdenum		—	lbs.	N/A	N/A
Mulatos(1)	Gold	$243,428	26,660	oz.	N/A	N/A
Troy		$450,583			$380,789
	Silver		167,238	oz.		244,037	oz.
	Copper		1,422,255	lbs.		1,927,950	lbs.
Martha	Silver	$223,182	932,877	oz.	$115,719	538,411	oz.

	Total Revenue	$12,279,677			$7,575,307

(1)	Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, through December 31, 2006, as reported to us by the operators of the mines.
The increase in royalty revenue for the quarter ended December 31, 2006 compared with the quarter ended December 31, 2005, primarily resulted from an increase in metal prices, increased production at Leeville and the Bald Mountain mine, and payments from the recently acquired Robinson and Mulatos royalties. These increases were partially offset by a decrease in production at the Pipeline Mining Complex and Troy mine.
Cost of operations increased to $872,070 for the quarter ended December 31, 2006, compared to $617,509 for the quarter ended December 31, 2005. The increase was primarily due to an increase in the

Nevada Net Proceeds Tax expense, which resulted primarily from an increase in royalty revenue from Leeville, Bald Mountain and the recently acquired Robinson royalty.
General and administrative expenses decreased to $1,532,265 for the quarter ended December 31, 2006, compared to $1,647,996 for the quarter ended December 31, 2005. The decrease was primarily due to a decrease in corporate costs of approximately $123,000. The decrease was partially offset by an increase in legal fees.
Exploration and business development expenses decreased to $472,630 for the quarter ended December 31, 2006, compared to $1,026,540 for the quarter ended December 31, 2005. The decrease was primarily due to a decrease in exploration costs of approximately $150,000 and a decrease in legal and consulting services associated with business development of approximately $95,000 and $123,000, respectively. A decrease in the non-cash compensation expense allocated to business development of approximately $142,000 also contributed to the overall decrease.
Depreciation, depletion and amortization increased to $2,105,475 for the quarter ended December 31, 2006, compared to $1,030,444 for the quarter ended December 31, 2005. The increase was primarily due to increased production at Leeville, along with the addition of the Mulatos and Robinson mine royalties, both resulting in additional depletion.
As discussed in Note 5 in the accompanying Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. In accordance with SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $909,682 for the quarter ended December 31, 2006, compared to $1,074,485 for the quarter ended December 31, 2005. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our Consolidated Statements of Operations and Comprehensive Income. The total non-cash compensation expense allocated to cost of operations, general and administrative expenses, and exploration and business development expenses for the quarter ended December 31, 2006, was $116,441, $608,003 and $185,238, respectively, compared with $128,079, $619,072 and $327,334, respectively, for the quarter ended December 31, 2005.
Interest and other income decreased to $954,369 for the quarter ended December 31, 2006, compared to $1,016,562 for the quarter ended December 31, 2005. The decrease is primarily due to a decrease in funds available for investing over the prior period.
For the three months ended December 31, 2006, we recorded current and deferred tax expense of $2,550,573 compared with $1,328,312 during the three months ended December 31, 2005. Our effective tax rate for the three months ended December 31, 2006, was 31.2%, compared with 31.4% for the three months ended December 31, 2005. The decrease in our effective tax between periods was the result of a decrease in our State of Colorado tax rates.
Six Months Ended December 31, 2006, Compared to Six Months Ended December 31, 2005
For the six months ended December 31, 2006, we recorded net earnings of $10,595,789, or $0.45 per basic share and $0.44 per diluted share, as compared to net earnings of $5,964,726, or $0.27 per basic and diluted share, for the six months ended December 31, 2005.
For the six months ended December 31, 2006, we received total royalty revenue of $22,025,470, at an average gold price of $618 per ounce, compared to royalty revenue of $14,402,927, at an average gold price of $463 per ounce for the six months ended December 31, 2005. Royalty revenue and the corresponding production attributable to our royalty interests, for the six months ended December 31, 2006 compared to the six months ended December 31, 2005, is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Six Months Ended December 31, 2006 and 2005

		Six Months Ended			Six Month Ended
		December 31, 2006			December 31, 2005
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(2)		Revenue	Production(2)
Pipeline	Gold	$9,479,512	263,697	oz.	$10,896,963	424,598	oz.
SJ Claims	Gold	$2,356,826	425,268	oz.	$2,109,374	501,597	oz.
Leeville	Gold	$1,464,194	133,097	oz.	$728,741	44,994	oz.
Bald Mountain	Gold	$937,662	111,530	oz.	$211,791	25,719	oz.
Robinson(1)		$5,933,769
	Gold		25,758	oz.	N/A	N/A
	Copper		44,040,345	lbs.	N/A	N/A
	Molybdenum		40,935	lbs.	N/A	N/A
Mulatos(1)	Gold	$429,411	46,303	oz.	N/A	N/A
Troy		$1,020,276			$649,303
	Silver		371,507	oz.		435,453	oz.
	Copper		3,084,244	lbs.		3,511,421	lbs.
Martha	Silver	$403,822	1,708,728	oz.	$163,980	1,108,284	oz.

	Total Revenue	$22,025,470			$14,402,927

(1)	Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, through December 31, 2006, as reported to us by the operators of the mines.
The increase in royalty revenue for the six months ended December 31, 2006 compared with the six months ended December 31, 2005, primarily resulted from an increase in metal prices, increased production at Leeville, the Bald Mountain mine, and payments from the recently acquired Mulatos and Robinson royalties. These increases were partially offset by a decrease in production at the Pipeline Mining Complex.
Cost of operations increased to $1,530,587 for the six months ended December 31, 2006, compared to $1,107,207 for the six months ended December 31, 2005. The increase was primarily due to an increase in the Nevada Net Proceeds Tax expense, which resulted primarily from an increase in royalty revenue from Leeville, Bald Mountain and the recently acquired Robinson royalty.
General and administrative expenses increased to $2,665,921 for the six months ended December 31, 2006, compared to $2,607,504 for the six months ended December 31, 2005. The increase was primarily due to an increase in legal fees of approximately $40,000.
Exploration and business development expenses decreased to $891,171 for the six months ended December 31, 2006, compared to $1,461,250 for the six months ended December 31, 2005. The decrease was primarily due to a decrease in non-cash compensation expense allocated to exploration and business development expense of approximately $108,000, a decrease in consulting services of approximately $134,000 and a decrease in legal fees of approximately $82,000.

Depreciation, depletion and amortization increased to $3,177,691 for the six months ended December 31, 2006, compared to $1,928,469 for the six months ended December 31, 2005. The increase was primarily due to increased production at Leeville, along with the addition of the Mulatos and Robinson mine royalties, which resulted in additional depletion.
As discussed in Note 5 in the accompanying Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. In accordance with SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $1,322,521 for the six months ended December 31, 2006, compared to $1,312,826 for the six months ended December 31, 2005. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our Consolidated Statements of Operations and Comprehensive Income. The total non-cash compensation expense allocated to cost of operations, general and administrative expenses, and exploration and business development expenses for the six months ended December 31, 2006, was $173,870, $841,432 and $307,219, respectively, compared with $156,664, $741,028 and $415,134, respectively, for the six months ended December 31, 2005.
As of December 31, 2006, there was $1,574,325, $2,737,917, and $585,834 of total unrecognized non-cash stock compensation expense related to our non-vested stock options, Restricted Stock and Performance Shares, respectively, granted under our equity compensation plan. We expect to recognize the non-cash compensation expense related to our non-vested stock options, Restricted Stock and Performance Shares over a period of 1.8 years, 4.75 years, and 0.5 years, respectively.
Interest and other income increased to $1,925,555 for the six months ended December 31, 2006, compared to $1,453,656 for the six months ended December 31, 2005. The increase is primarily due to higher interest rates over the prior period.
For the six months ending December 31, 2006, we recognized current and deferred tax expense totaling $4,958,171 compared with $2,732,647 during the six months ended December 31, 2005. This resulted in an effective tax rate of 31.9% in the current period compared with 31.4% in the prior period. The increase in our effective tax rate is the result of a decrease in our estimated deductions associated with percentage depletion. The increase was also partially offset by a decrease in our State of Colorado tax rates.
Liquidity and Capital Resources
At December 31, 2006, we had current assets of $80,148,050 compared to current liabilities of $5,690,550 for a current ratio of nearly 14 to 1. This compares to current assets of $84,775,896 and current liabilities of $3,323,516 at June 30, 2006, resulting in a current ratio of 26 to 1. The decrease in the current ratio is due primarily to a decrease in available cash of approximately $7.5 million and an increase in our accounts payable of approximately $1.7 million. Our available cash decreased as a result of our additional funding of the High River royalties of $14.9 million, the acquisition of the Gold Hill royalty of $3.3 million and dividend payments of $2.6 million during the period. These payments were partially offset by cash received from operations of approximately $12.9 million during the period. Our accounts payable increased as a result of additional Nevada Net Proceeds Tax payable, which is due to an increase in royalty revenue on our Nevada properties during the period.
During the six months ended December 31, 2006, liquidity needs were met from $22,025,470 in royalty revenues, our available cash resources, interest and other income of $1,925,555 and net proceeds from the issuance of common stock of $282,501.

On January 5, 2007, the Company and a wholly-owned subsidiary entered into the Second Amended and Restated Loan Agreement (“Amendment”) with HSBC Bank USA National Association (“HSBC”). The Amendment increases our current revolving credit facility from $30 million to $80 million and extends the maturity date of the credit facility to December 31, 2010. The Company’s borrowing base will be calculated based on the Company’s royalties and will be initially based on its GSR1, GSR3, and NVR1 at the Pipeline Mining Complex and its SJ Claims, Leeville, Bald Mountain and Robinson royalties. The initial availability under the borrowing base is the full $80 million under the credit facility. The Company and the wholly-owned subsidiary granted HSBC security interests in the following: the Company’s GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex; the Company’s SJ Claims, Leeville, Bald Mountain and Robinson royalties; and the Company’s debt reserve account at HSBC. No funds were drawn under the $30 million credit facility as of December 31, 2006. As of January 23, 2007, we have drawn $30 million under the revolving credit facility to complete the closing of the Peñasquito acquisition. Following the drawdown, there is $50 million that remains available under the credit facility.
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
On November 8, 2006, the Company announced that its Board of Directors increased the Company’s annual (calendar year) dividend from $0.22 to $0.26, payable on a quarterly basis of $0.065 per share of common stock, beginning with the quarterly dividend paid on January 19, 2007.
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
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates from the operators of our royalty properties, the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as capital expenditures and costs associated with business development and exploration, settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals;

•	the performance of the Pipeline Mining Complex and our other producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	unanticipated grade, geological, metallurgical, processing or other problems at these properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	the completion of the construction of the Taparko Project in 2007;

•	economic and market conditions;

•	future financial needs;

•	foreign, federal or state legislation governing us or the operators;

•	the availability and our ability to successfully complete royalty acquisitions; and

•	the ultimate additional liability, if any, to the State of California in connection with Casmalia matter;
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
During the six months ended December 31, 2006, we reported royalty revenues of $22,025,470, with an average gold price for the period of $618 per ounce. The Company’s GSR1 royalty, on the Pipeline Mining Complex, which produced approximately 43% of the Company’s revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in the Company’s Annual Report on Form 10-K. For the quarter ended December 31, 2006, if the price of gold had averaged higher or lower by $20 per ounce, the Company would have recorded an increase or decrease in revenues of approximately $357,000. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of December 31, 2006, concluded that our disclosure controls and procedures were effective for this purpose.
Changes in Internal Controls
During the fiscal quarter ended December 31, 2006, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our 2006 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K. In addition to the risk factors previously disclosed, we identify the following risk related to our business:
Acquired royalty interests may not produce anticipated royalty revenues
The royalty interests we acquire may not produce the anticipated royalty revenues. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments, particularly acquisitions of royalties on development stage properties. If the operator does not bring the property into production and operate in accordance with feasibility studies, acquired royalty interests may not yield royalty revenues or sufficient royalty revenues to be profitable. The Taparko Project in Burkina Faso and the Peñasquito Project in Mexico represent our largest development or pre-production stage royalty acquisitions to date. In addition, our Pascua Lama proposed acquisition in Chile is in a pre-production stage. The failure of these projects to produce anticipated royalty revenues may materially or adversely affect our anticipated revenue and cash flows and our return on investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 8, 2006, we held our 2006 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of September 28, 2006, and the vote with respect to each such matters are set forth below:
1.	To elect directors of Royal Gold, Inc.:

	For	Withheld
Stanley Dempsey	18,753,416	663,843
Tony Jensen	19,349,358	67,901
John W. Goth	19,218,666	49,798
2.	To approve the appointment of PricewaterhouseCoopers as the independent registered public accounting firm of Royal Gold, Inc. for the fiscal year ending June 30, 2007:

For:	Against:	Abstain:
19,347,347	20,114	49,798

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
10.1	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 13, 2006 and incorporated herein by reference).

10.2	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006.

10.3	Shares for Debt Agreement between Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006.

10.4	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo.

10.5	Second Amended and Restated Loan Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated January 5, 2007.

10.6	Supplemental Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007.

10.7	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold and HSBC USA Bank, National Association, dated January 5, 2007.

10.8	Second Amended and Restated Promissory Note between Royal Gold, High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007.

10.9	Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Form of Amended Code of Ethics (filed as Exhibit 99.1 to the Company’s current Report on Form 8-K. (File No. 001-13357) on November 13, 2006, and incorporated herein by reference.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: February 9, 2007	By:	/s/ Tony Jensen Tony Jensen
President and Chief Executive Officer

Date: February 9, 2007	By:	/s/ Stefan Wenger Stefan Wenger
Chief Financial Officer

Exhibit Index
10.1	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 13, 2006 and incorporated herein by reference).

10.2	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006.

10.3	Shares for Debt Agreement between Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006.

10.4	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo.

10.5	Second Amended and Restated Loan Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated January 5, 2007.

10.6	Supplemental Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007.

10.7	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold and HSBC USA Bank, National Association, dated January 5, 2007.

10.8	Second Amended and Restated Promissory Note between Royal Gold, High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007.

10.9	Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Form of Amended Code of Ethics (filed as Exhibit 99.1 to the Company’s current Report on Form 8-K. (File No. 001-13357) on November 13, 2006, and incorporated herein by reference.)