Form 10-Q
period 2007-03-31
ROYAL GOLD INC
filed 2007-05-04
CIK 85535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007
Commission File Number 001-13357
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 28,609,981 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of May 3, 2007.

ROYAL GOLD, INC.
Consolidated Balance Sheets

	March 31,
	2007	June 30,
	(Unaudited)	2006
Current assets
Cash and equivalents	$19,167,669	$78,449,383
Royalty receivables	8,223,143	5,962,053
Income taxes receivable	762,804	—
Deferred tax assets	79,944	131,621
Prepaid expenses and other	221,750	155,908

Total current assets	28,455,310	84,698,965

Royalty interests in mineral properties, net (Note 2 and 3)	217,251,641	84,589,569
Inventory – restricted (Note 11 and 12)	10,490,330	—
Restricted cash – compensating balance (Note 6)	15,750,000	—
Available for sale securities (Note 4)	1,756,137	1,988,443
Deferred tax assets	1,035,907	495,018
Note receivable – Battle Mountain Gold Exploration (Note 13)	13,927,239	—
Other assets	1,681,126	487,826

Total assets	$290,347,690	$172,259,821

Current liabilities
Accounts payable	$3,707,360	$1,075,644
Income taxes payable	—	334,767
Dividend payable	1,579,455	1,300,623
Accrued compensation	187,500	375,000
Other	226,501	237,482

Total current liabilities	5,700,816	3,323,516

Deferred tax liabilities	6,382,102	7,178,907
Revolving credit facility payable (Note 5)	60,000,000	—
Note payable (Note 6)	15,750,000	—
Other long-term liabilities	77,949	97,749

Total Liabilities	87,910,867	10,600,172

Commitments and contingencies (Note 10)
Minority interest in subsidiary (Note 11 and 12)	10,571,436	—
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 24,429,141 and 23,816,640 shares, respectively	244,291	238,165
Additional paid-in capital	187,239,971	166,459,671
Accumulated other comprehensive income	303,950	498,462
Accumulated earnings (deficit)	5,174,047	(4,439,777)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	191,865,387	161,659,649

Total liabilities and stockholders’ equity	$290,347,690	$172,259,821

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2007	2006
Royalty revenues	$11,208,556	$5,760,750

Costs and expenses
Costs of operations	711,765	475,682
General and administrative	1,565,296	1,325,572
Exploration and business development	679,229	1,210,452
Depreciation, depletion and amortization	2,561,551	1,006,467

Total costs and expenses	5,517,841	4,018,173

Operating income	5,690,715	1,742,577

Interest and other income	457,370	815,692
Interest and other expense	(670,186)	(61,537)

Income before income taxes	5,477,899	2,496,732

Current tax expense	(1,891,040)	(976,681)
Deferred tax benefit	205,275	299,088
Minority interest in income of consolidated subsidiary (Note 12)	(353,519)	—

Net income	$3,438,615	$1,819,139

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(83,075)	576,114

Comprehensive income	$3,355,540	$2,395,253

Basic earnings per share	$0.14	$0.08

Basic weighted average shares outstanding	24,042,235	23,522,539

Diluted earnings per share	$0.14	$0.08

Diluted weighted average shares outstanding	24,264,254	23,810,698
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2007	2006
Royalty revenues	$33,992,487	$20,163,677

Costs and expenses
Costs of operations	2,279,891	1,582,889
General and administrative	4,231,217	3,933,077
Exploration and business development	1,570,400	2,671,702
Depreciation, depletion, and amortization	5,750,412	2,934,936

Total costs and expenses	13,831,920	11,122,604

Operating income	20,160,567	9,041,073

Interest and other income	2,382,926	2,269,347
Interest and other expense	(801,881)	(116,315)

Income before income taxes	21,741,612	11,194,105

Current tax expense	(7,811,113)	(4,331,408)
Deferred tax benefit	1,167,177	921,168
Minority interest in income of consolidated subsidiary (Note 12)	(1,063,272)	—

Net income	$14,034,404	$7,783,865

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(194,512)	801,268

Comprehensive income	$13,839,892	$8,585,133

Basic earnings per share	$0.59	$0.34

Basic weighted average shares outstanding	23,653,946	22,635,447

Diluted earnings per share	$0.59	$0.34

Diluted weighted average shares outstanding	23,889,933	22,909,476
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statement of Stockholders’ Equity for the Nine Months Ended March 31, 2007
(Unaudited)

			Additional	Accumulated Other	Accumulated			Total
	Common Shares		Paid-In	Comprehensive	(Deficit)	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance at June 30, 2006	23,816,640	$238,165	$166,459,671	$498,462	$(4,439,777)	229,224	$(1,096,872)	$161,659,649

Issuance of common stock for:
Peñasquito royalty acquisition (Note 2)	577,434	5,774	18,495,211					18,500,985
Exercise of stock options	27,567	277	463,497					463,774
Vesting of restricted stock	7,500	75	(75)					—

Tax benefit of stock-based compensation exercises			96,914					96,914

Recognition of non-cash compensation expense for stock-based compensation (Note 7)			1,724,753					1,724,753

Net income and comprehensive income for the nine months ended				(194,512)	14,034,404			13,839,892
Dividends declared					(4,420,580)			(4,420,580)

Balance at March 31, 2007	24,429,141	$244,291	$187,239,971	$303,950	$5,174,047	229,224	$(1,096,872)	$191,865,387

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$14,034,404	$7,783,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,750,412	2,934,936
Deferred tax benefit	(1,167,177)	(921,168)
Non-cash employee stock option compensation expense	1,724,753	2,008,584
Tax benefit of stock-based compensation exercises	(96,914)	(890,695)

Changes in assets and liabilities:
Royalty receivables	(2,261,090)	1,871,633
Prepaid expenses and other assets	(645,061)	(239,871)
Accounts payable	2,646,331	1,277,706
Income taxes (receivable) payable	(1,000,657)	704,597
Accrued liabilities and other current liabilities	(198,481)	(15,822)
Other long-term liabilities	(19,800)	(19,800)

Net cash provided by operating activities	18,766,720	14,493,966

Cash flows from investing activities:
Capital expenditures for property and equipment	(268,278)	(9,618)
Acquisition of royalty interests in mineral properties	(119,735,721)	(39,039,035)
Note receivable – Battle Mountain Gold Exploration	(13,927,239)	—
Restricted cash – compensating balance	(15,750,000)	—
Purchase of available for sale securities	(81,045)	(204,715)

Net cash used in investing activities	(149,762,283)	(39,253,368)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	96,914	890,695
Debt issuance costs	(460,865)	(81,857)
Revolving credit facility payable	60,000,000	—
Note payable	15,750,000	—
Dividends paid	(4,141,748)	(3,509,885)
Net proceeds from issuance of common stock	469,548	58,530,349

Net cash provided by financing activities	71,713,849	55,829,302

Net (decrease) increase in cash and equivalents	(59,281,714)	31,069,899

Cash and equivalents at beginning of period	78,449,383	48,840,371

Cash and equivalents at end of period	$19,167,669	$79,910,270

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$8,811,770	$3,642,212

Interest	$510,684	$—

Non-cash financing activities:
Acquisition of royalty interest in mineral property	$18,495,211	$—

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.  OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Operations
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive, non-operating interests in mining projects that provide the right to receive revenue from the project after deducting specified costs, if any.
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the nine months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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
Also in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity in practices surrounding how public companies quantify and evaluate the materiality of financial statement misstatements. SAB 108 provides that once a current year misstatement has been quantified, the guidance in Staff Accounting Bulletin No. 99, Financial Statements – Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company elected early application of SAB 108 during its third quarter ending March 31, 2007. Please see Note 12 for the effect of the Company’s early application of SAB 108.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows entities to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating the impact, if any, the adoption of Statement No. 159 could have on our financial statements.
2. ROYALTY ACQUISITIONS
Peñasquito
On January 23, 2007, we acquired a 2.0% net smelter return (“NSR”) royalty interest on the Peñasquito project located in the State of Zacatecas, Mexico, from Kennecott Exploration Company, a Delaware corporation, and Minera Kennecott S.A. de C.V., a company incorporated under the laws of Mexico for $80 million in cash and 577,434 shares of our common stock. We also obtained the right to acquire any or all of a group of NSR royalties ranging from 1.0% to 2.0% on various other concessions in the same region. On April 27, 2007, we notified Kennecott Exploration Company of our intention to acquire the royalties on certain of these concessions. No additional consideration was paid upon notification. Our right to acquire the remaining royalties expired on May 1, 2007.
The Peñasquito project is composed of two main deposits called Peñasco and Chile Colorado and is under development by a subsidiary of Goldcorp Inc. (“Goldcorp”). The Peñasquito project hosts one of the world’s largest silver, gold and zinc reserves while also containing large lead reserves. The Peñasquito project is not currently in production and the feasibility study conducted for it anticipates initial mine start-up in late calendar 2008 with full production being reached in calendar 2012.
The Peñasquito royalty acquisition was accounted for as a purchase of assets. As such, the total purchase price of $99.1 million, which consisted of $80 million in cash, 577,434 shares of our common stock (valued at $18,500,985) and approximately $640,000 of transaction costs, is recorded as a component of Royalty interests in mineral properties in the consolidated balance sheets. As of March 31, 2007, we have allocated $95.4 million as a development stage royalty interest and $3.7 million as an exploration stage royalty interest. The purchase price allocation is preliminary and will be re-calculated by Royal Gold upon further evaluation of the other royalties acquired and pending the release of updated reserve data by the operator.
Pascua-Lama
On March 9, 2007, Royal Gold’s wholly-owned subsidiary, Royal Gold Chile Limitada, a Chilean limited liability company (“RGCL”), acquired an NSR sliding-scale royalty on gold which is derived from certain mineral concessions at the Pascua-Lama project located in Chile for $20.5 million. Barrick Gold

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Corporation (“Barrick”) owns the Pascua-Lama project, and is targeting production to commence in calendar year 2010. The acquisition also includes an NSR royalty on copper from reserves located in Chile sold after January 1, 2017.
The NSR sliding-scale royalty ranges from 0.16%, when the average quarterly gold price is $325 per ounce or less, to 1.08%, when the average quarterly gold price is $800 per ounce or more. The acquisition also includes a 0.216% fixed-rate copper royalty that applies to 100% of the Pascua-Lama copper reserves in Chile but does not take effect until after January 1, 2017. The Pascua-Lama royalty acquisition was accounted for as an asset purchase. As such, the $20.5 million acquisition cost, plus approximately $354,000 of acquisition costs, is recorded as a component of Royalty interests in mineral properties in the consolidated balance sheets. As of March 31, 2007, we have allocated $20.4 million as a development stage royalty interest and approximately $411,000 as an exploration stage royalty interest.
As mentioned above, RGCL was formed to complete the Pascua-Lama royalty acquisition. RGCL was formed on February 9, 2007, under the laws of Chile. RGCL is a 100% wholly-owned subsidiary of Royal Gold.
Gold Hill
On December 8, 2006, Royal Gold paid $3.3 million to Nevada Star Resource Corp. in exchange for an NSR sliding-scale royalty and certain unpatented mining claims on the Gold Hill deposit. The NSR sliding-scale royalty on the Gold Hill deposit will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The royalty is also subject to a minimum royalty payment of $100,000 per year. The Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada, is controlled by Round Mountain Gold Corporation, a joint venture between subsidiaries of Kinross Gold Corporation (“Kinross”), the operator, and Barrick. Production on the Gold Hill deposit is expected to commence once permitting is completed and equipment from the Round Mountain pit becomes available.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following table summarizes the net book value of each of our royalty interests in mineral properties as of March 31, 2007 and June 30, 2006.
As of March 31, 2007:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(6,280,660)	1,824,360
NVR1	2,525,107	(1,930,047)	595,060
Bald Mountain	1,978,547	(1,831,422)	147,125
SJ Claims	20,788,444	(6,636,218)	14,152,226
Robinson mine	17,824,776	(1,570,904)	16,253,872
Mulatos mine	7,441,779	(502,552)	6,939,227
Troy mine GSR royalty	7,250,000	(2,194,305)	5,055,695
Troy mine Perpetual royalty	250,000	—	250,000
Leeville South	1,775,809	(1,775,809)	—
Leeville North	15,085,824	(1,206,941)	13,878,883
Martha	172,810	(172,810)	—

	83,198,116	(24,101,668)	59,096,448

Development stage royalty interests:
Peñasquito	95,434,048	—	95,434,048
Taparko Project
TB-GSR1	24,909,181	—	24,909,181
TB-GSR2	7,280,226	—	7,280,226
TB-GSR3	1,026,933	—	1,026,933
Pascua-Lama	20,443,759	—	20,443,759
Gold Hill	3,340,384	—	3,340,384

	152,434,531	—	152,434,531

Exploration stage royalty interests:
Peñasquito	3,707,099	—	3,707,099
Taparko Project
TB-GSR3	207,938	—	207,938
TB-MR1	135,613	—	135,613
Pascua-Lama	410,643	—	410,643
Leeville North	1,460,439	(271,187)	1,189,252
Buckhorn South	70,117	—	70,117

	5,991,849	(271,187)	5,720,662

Total royalty interests in mineral properties	$241,624,496	$(24,372,855)	$217,251,641

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
The Pipeline Mining Complex is owned by the Cortez Joint Venture, a joint venture between Barrick Cortez Inc., a subsidiary of Barrick (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc.
Bald Mountain
We own a 1.75% to 3.5% sliding-scale NSR royalty that covers a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by a subsidiary of Barrick. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index.
SJ Claims
We own a 0.9% NSR on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by a subsidiary of Barrick at its Goldstrike property.
Robinson Mine
We own a 3% NSR royalty on the Robinson mine, located in eastern Nevada. The Robinson mine is an open pit copper mine with significant gold production. The mine is owned and operated by a subsidiary of Quadra Mining Ltd.
Mulatos Mine
We own a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico. The Mulatos mine, owned and operated by a subsidiary of Alamos Gold, Inc., is an open pit, heap leach gold mine. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 up to 1.50% for gold prices above $400 per ounce.
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine, located in northwestern Montana and operated by a subsidiary of Revett Minerals Inc. (“Revett”). The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of March 31, 2007, we have received payments associated with the GSR royalty totaling $4.3 million, which is attributable to cumulative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
production of approximately 2.1 million ounces of silver and approximately 17.7 million pounds of copper.
We also own a GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper and steps down to a perpetual 2% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. Effective January 1, 2006, we have re-classified our interest in the perpetual royalty from an exploration stage royalty interest to a production stage royalty interest due to an increase in reserves at the Troy mine.
Leeville Mining Complex
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the Leeville South and the majority of the Leeville North underground mines (“Leeville Mining Complex”), in Eureka County, Nevada. The Leeville Mining Complex is operated by a subsidiary of Newmont Mining Corporation (“Newmont”).
During our first fiscal quarter of 2006, Newmont began mining operations at Leeville North. Accordingly, during our first fiscal quarter of 2006, we reclassified our cost basis in Leeville North as a production stage royalty interest. As such, we began depleting our cost basis using the units of production method during our first fiscal quarter of 2006.
We carry our interest in the non-reserve portion of Leeville North as an exploration stage royalty interest, which is not subject to periodic amortization. During our third fiscal quarter of 2007, Newmont communicated to us that additional proven and probable reserves were developed at Leeville North. As such, we reclassified approximately $845,000 of our Leeville North exploration stage royalty interest cost basis to Leeville North production stage royalty interest. In the event that future proven and probable reserves are developed at Leeville North associated with our royalty interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future circumstances indicate that the non-reserve portion of Leeville North will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.
Martha Mine
We own a 2% NSR royalty on the Martha mine located in the Santa Cruz Province of Argentina, operated by a subsidiary of Coeur d’Alene Mines Corporation. The Martha mine is a high grade underground silver mine.
Peñasquito
We hold a 2.0% NSR royalty interest on the Peñasquito project located in the State of Zacatecas, Mexico. The Peñasquito project is under development by a subsidiary of Goldcorp Inc. and hosts one of the world’s largest silver, gold and zinc reserves while also containing large lead reserves. We carry our interest in the proven and probable reserves at the Peñasquito project as a development stage royalty interest, which is not currently subject to periodic amortization.
We carry our interest in the non-reserve portion of Peñasquito project as an exploration stage royalty interest, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed at the Peñasquito project associated with our royalty interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
production stage royalty interest in future periods, as appropriate. In the event that future circumstances indicate that the non-reserve portion of the Peñasquito project will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.
Taparko Mine
We hold a production payment equivalent to a 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko Project, located in Burkina Faso and operated by Societe des Mines de Taparko (“Somita”), a subsidiary of High River Gold Mines Ltd. (“High River”). TB-GSR1 will remain in-force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. We also hold a production payment equivalent to a GSR sliding-scale royalty (TB-GSR2 ranging from 0% to 10%) on all gold produced from the Taparko Project. TB-GSR2 is effective concurrently with TB-GSR1, and will remain in-force from completion of the funding commitment until the termination of TB-GSR1. We carry our interests in TB-GSR1 and TB-GSR2 as development stage royalty interests, which are not currently subject to periodic amortization.
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
The royalty documents for the foregoing royalties have been signed and we are holding them pending completion of our $35 million funding commitment (of which we have funded $34.6 million as of April 30, 2007) to Somita. Upon completion of our funding commitment, the royalty documents will be released and recorded and be legally effective. See Note 10 below for more information about the Amended and Restated Funding Agreement.
Pascua-Lama
We hold a NSR sliding-scale royalty on gold which is derived from certain mineral concessions at the Pascua-Lama project, operated by a subsidiary of Barrick, in Chile. The NSR sliding-scale royalty ranges from 0.16%, when the average quarterly gold price is $325 per ounce or less, to 1.08%, when the average quarterly gold price is $800 per ounce or more. We also hold a 0.22% fixed-rate copper royalty that applies to 100% of the Pascua-Lama copper reserves in Chile but does not take effect until after January 1, 2017. We carry our interest in the proven and probable reserves at the Pascua-Lama project as a development stage royalty interest, which is not currently subject to periodic amortization.
We carry our interest in the non-reserve portion of Pascua-Lama project as an exploration stage royalty interest, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed at the Peñasquito project associated with our royalty interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future circumstances indicate that the non-reserve portion of the Pascua-Lama project will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Gold Hill
We hold a sliding-scale NSR royalty on the Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada. The sliding-scale NSR royalty on the Gold Hill deposit will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The Gold Hill deposit is controlled by Round Mountain Gold Corporation, a joint venture between subsidiaries of Kinross, the operator, and Barrick. We carry our interest in the Gold Hill deposit as a development stage royalty interest, which is not currently subject to periodic amortization.
Buckhorn South
We hold a 16.5% net profits interest royalty on the Buckhorn South property, located in Eureka County, Nevada and controlled by the Cortez Joint Venture. The Buckhorn South interest is classified as an exploration stage royalty interest.
4. AVAILABLE FOR SALE SECURITIES
Investments in securities that have readily determinable market values are classified as available for sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (net of tax) as a separate component of stockholders’ equity. We recorded an unrealized loss (net of tax) of $83,075 for the three months ended March 31, 2007, and an unrealized gain (net of tax) of $576,114 for the three months ended March 31, 2006. We recorded an unrealized loss (net of tax) of $194,512 for the nine months ended March 31, 2007, and an unrealized gain (net of tax) of $801,268 for the nine months ended March 31, 2006. When investments are sold, the realized gains and losses on the sale of these investments, as determined using the specific identification method, are included in determining net income. We had no sales of available for sale investments during the three and nine months ended March 31, 2007 and 2006.
We hold 1.3 million shares of Revett that are recorded as an investment in available for sale securities on the consolidated balance sheets. The market value for our investment in the shares of Revett was $1,304,945 as of March 31, 2007. Our cost basis in the Revett shares is $1.0 million.
We hold 1,037,500, 518,750, and 100,000 shares of common stock, warrants and stock options, respectively, in Taranis Resources Inc. (“Taranis”). The market value for our investment in Taranis’ common stock, warrants and stock options was $451,192 as of March 31, 2007. Our cost basis in the Taranis common stock, warrants and stock options is $285,761.
5. REVOLVING CREDIT FACILITY PAYABLE
On January 5, 2007, the Company and a wholly-owned subsidiary entered into the Second Amended and Restated Loan Agreement (“Amendment”) with HSBC Bank USA, National Association (“HSBC Bank”). The Amendment increased our current revolving credit facility from $30 million to $80 million and extended the maturity date of the credit facility to December 31, 2010. The Company’s borrowing base will be calculated based on our royalties and will be initially based on its GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex and its SJ Claims, Leeville, Bald Mountain and Robinson royalties.
The initial availability under the borrowing base was the full $80 million under the credit facility. As of April 15, 2007, the total availability under the borrowing base was $71.4 million. The Company and the wholly-owned subsidiary granted HSBC Bank security interests in the following: the Company’s GSR1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GSR3, and NVR1 royalties at the Pipeline Mining Complex; the Company’s SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties; and the Company’s debt reserve account at HSBC Bank.
As of March 31, 2007, we had outstanding $60 million under the revolving credit facility primarily to complete the closing of the Peñasquito and Pascua-Lama royalty acquisitions, as discussed in Note 2. As of March 31, 2007, the Company paid approximately $511,000 in interest associated with the outstanding credit facility. As of April 30, 2007, with a portion of the proceeds received from our April 2007 equity offering as discussed in Note 13, we have completely paid down the $60 million outstanding and $71.4 million remains available under the revolving credit facility.
6. NOTE PAYABLE
On March 1, 2007, RGCL, a wholly-owned subsidiary of Royal Gold, entered into a $15.75 million term loan facility bearing interest at LIBOR plus 0.25% pursuant to a Term Loan Agreement between RGCL and HSBC Bank. Pursuant to the terms of Term Loan Agreement, Royal Gold must maintain a restricted interest-bearing securities account (the “Collateral Account”) on deposit at HSBC Securities (USA) Inc. with a balance equal to or in excess of the outstanding amounts on the $15.75 million term loan. In connection with the Term Loan Agreement, Royal Gold entered into a Guarantee (the “Guarantee”) for the life of the Term Loan, for the benefit of HSBC Bank to guaranty RGCL’s obligations under the Term Loan Agreement and a security agreement granting HSBC Bank a security interest in the Collateral Account to secure RGCL’s obligations under the Term Loan Agreement and its obligations under the Guarantee. The loan will mature on March 1, 2012.
The $15.75 million balance in the Collateral Account as of March 31, 2007, is recorded as Restricted cash – compensating balance on the Company’s consolidated balance sheets. RGCL’s $15.75 million principal obligation under the Term Loan Agreement is recorded as Note payable on the Company’s consolidated balance sheets. Interest received on the Collateral Account is recorded in Cash and equivalents on the Company’s consolidated balance sheets.
7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
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
For the three and nine months ended March 31, 2007, we recorded total non-cash stock compensation expense related to our equity compensation plans of $402,232 and $1,724,753, respectively, compared to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
$695,758 and $2,008,584 for the three and nine months ended March 31, 2006, respectively. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The allocation among cost of operations, general and administrative and business development for the three and nine months ended March 31, 2007, and 2006 is shown below:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Non-cash compensation allocation:

Cost of operations	$47,916	$103,097	$221,785	$259,761

General and administrative	240,623	337,237	1,082,055	1,078,265

Business development	113,693	255,424	420,913	670,558

Total non-cash compensation expense	$402,232	$695,758	$1,724,753	$2,008,584

The total income tax benefit associated with non-cash stock compensation expense was approximately $145,000 and $621,000 for the three and nine months ended March 31, 2007, respectively, compared to approximately $253,000 and $731,000 for the three and nine months ended March 31, 2006, respectively.
As of March 31, 2007, there are 314,692 shares of common stock reserved for future issuance under our 2004 Plan.
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
To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions as of our fiscal year 2007 grants and our fiscal year 2006 grants are noted in the following table:

	Fiscal 2007	Fiscal 2006
Weighted average expected volatility	52.88%	61.20%
Weighted average expected option term in years	5.1	5.4
Weighted average dividend yield	0.93%	1.00%
Weighted average risk free interest rate	4.63%	4.5%
On February 15, 2007, 1,600 stock options under the 2004 Plan were granted to a certain officer. These options have an exercise price of $32.40, which was the closing market price for our common stock on the date of grant. On November 7, 2006, 91,500 stock options under the 2004 Plan were granted to officers and certain employees under the 2004 Plan. These options have an exercise price of $28.78, which was the closing market price for our common stock on the date of grant. On November 8, 2006,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
15,000 stock options under the 2004 Plan were granted to the Board of Directors (“Directors”) at an exercise price of $29.20, which was the closing market price of our common stock on the date of grant.
A summary of stock option activity under our equity compensation plans for the nine months ended March 31, 2007, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2006	528,414	$14.86
Granted	108,100	28.89
Exercised	(27,567)	15.60
Forfeited and Expired	(10,833)	20.36

Outstanding at March 31, 2007	598,114	$17.27	6.5	$7,674,689

Exercisable at March 31, 2007	459,680	$14.49	4.4	$7,176,532

The weighted-average grant date fair value of options granted during the period ended March 31, 2007 and 2006 was $13.79 and $12.04, respectively. The total intrinsic value of options exercised during the three and nine month periods ended March 31, 2007, was $97,964 and $390,664, respectively. The total intrinsic value of options exercised during the three and nine month periods ended March 31, 2006, were $1,992,609 and $5,516,335, respectively.
A summary of the status of the Company’s non-vested stock options for the nine months ended March 31, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	132,334	$11.24
Granted	108,100	$13.79
Vested	(91,167)	$11.62
Forfeited	(10,833)	$10.93

Non-vested at March 31, 2007	138,434	$13.00

For the three months ended March 31, 2007 and 2006, we recorded non-cash compensation expense associated with stock options of $178,883 and $253,657, respectively. For the nine months ended March 31, 2007 and 2006, we recorded non-cash compensation expense associated with stock options of $827,395 and $862,705. As of March 31, 2007, there was $1,287,440 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the three months ended March 31, 2007, and 2006, was $0. The total fair value of shares vested during the nine months ended March 31, 2007, and 2006 was $1,059,748 and $503,472, respectively.
Other Stock-Based Compensation
On November 7, 2006, officers and certain employees were granted 36,000 shares of restricted common stock that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to two different performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve on an annual basis.
A summary of the status of the Company’s non-vested Performance Shares for the nine months ended March 31, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	41,500	$19.19
Granted	36,000	$28.78
Vested	—	$—
Forfeited	(5,625)	$19.53

Non-vested at March 31, 2007	71,875	$23.97

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with SFAS 123(R), the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately vest based on the market price of our common stock on the date of grant. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will vest. As of March 31, 2007, our estimates indicated that it is probable that approximately 87% of our non-vested Performance Shares will vest. For the three and nine months ended March 31, 2007, we recorded non-cash stock compensation expense associated with our Performance Shares of $219,037 and $601,133, respectively. For the three and nine months ended March 31, 2006, we recorded non-cash stock compensation expense associated with our Performance Shares of $343,578 and $817,207, respectively. As of March 31, 2007, total unrecognized non-cash stock compensation expense related to our Performance Shares is $589,938, which is expected to be recognized over the next 1.25 years, the period over which it is probable that the performance goals will be attained.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the status of the Company’s non-vested Restricted Stock for the nine months ended March 31, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	77,250	$20.60
Granted	63,500	$28.83
Vested	(7,500)	$26.41
Forfeited	(16,250)	$20.36

Non-vested at March 31, 2007	117,000	$24.73

For the three months ended March 31, 2007, and 2006, we recorded non-cash stock compensation expense associated with the Restricted Stock of $4,312 and $98,523, respectively. For the nine months ended March 31, 2007, and 2006, we recorded non-cash stock compensation associated with the Restricted Stock of $296,225 and $328,672. As of March 31, 2007, total unrecognized non-cash stock compensation expense related to Restricted Stock was $2,402,783, which is expected to be recognized over the remaining weighted average vesting period of 2.6 years.
Stock Issuances
During the three months March 31, 2007, options to purchase 7,567 shares were exercised, resulting in proceeds of $181,272. During the nine months ended March 31, 2007, options to purchase 27,567 shares were exercised, resulting in proceeds of $463,774. During the three months ended March 31, 2006, options to purchase 79,236 shares were exercised, resulting in proceeds of $854,505. During the nine months ended March 31, 2006, options to purchase 271,797 shares were exercised, resulting in proceeds of $3,809,158.
As discussed in Note 2, on January 24, 2007, we issued 577,434 shares of our common stock as part of the Peñasquito royalty acquisition.
In September 2005, we sold 2,227,912 shares of our common stock in an underwritten public offering, at a price of $26.00 per share, resulting in proceeds of approximately $54.7 million, which is net of the underwriters’ discount of $2.9 million and estimated transaction costs of approximately $327,000. The net proceeds in this equity offering have been used to fund the acquisition and financing of additional royalty interests and for general corporate purposes. Please refer to Note 13 for information on the Company’s equity offering completed in April 2007.
8. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended March 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$3,438,615	24,042,235	$0.14
Effect of dilutive securities		222,019

Diluted EPS	$3,438,615	24,264,254	$0.14

Options to purchase 1,600 shares of common stock, at a purchase price of $32.40 per share, were outstanding at March 31, 2007, but were not included in the computation of diluted EPS because the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
exercise price of these options was greater than the average market price of the common shares for the period.

	For The Three Months Ended March 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,819,139	23,522,539	$0.08
Effect of dilutive securities		288,159

Diluted EPS	$1,819,139	23,810,698	$0.08

As of March 31, 2006, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common shares for the period.

	For The Nine Months Ended March 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$14,034,404	23,653,946	$0.59
Effect of dilutive securities		235,987

Diluted EPS	$14,034,404	23,889,933	$0.59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Options to purchase 1,600 shares of common stock, at a purchase price of $32.40 per share, were outstanding at March 31, 2007, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

	For The Nine Months Ended March 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$7,783,865	22,635,447	$0.34
Effect of dilutive securities		274,029

Diluted EPS	$7,783,865	22,909,476	$0.34

As of March 31, 2006, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of the common stock for the period.
9. INCOME TAXES
For the three months ended March 31, 2007, we recorded current and deferred tax expense of $1,685,765 compared with $677,593 during the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2007, was 32.9%, compared with 27.1% for the three months ended March 31, 2006. The increase in our effective tax between periods was the result of a decrease in percentage depletion attributable to maturing royalty interests in mineral properties.
For the nine months ended March 31, 2007, we recognized current and deferred tax expense totaling $6,643,936 compared with $3,410,240 during the nine months ended March 31, 2006. This resulted in an effective tax rate of 32.1% in the current period compared with 30.5% in the prior period. The increase in our effective tax rate is the result of a decrease in our estimated deductions associated with percentage depletion. The increase was also partially offset by a decrease in our State of Colorado tax rates.
10. COMMITMENTS AND CONTINGENCIES
Taparko Project
On March 1, 2006, Royal Gold entered into an Amended and Restated Funding Agreement with Somita related to the Taparko Project in Burkina Faso, West Africa. We have a $35 million funding commitment pursuant to the Amended and Restated Funding Agreement, of which we had funded approximately $33.6 million as of March 31, 2007. During April 2007, we funded an additional $1.0 million to the Taparko Project, resulting in total funding by us of approximately $34.6 million as of April 30, 2007. Our final funding of the Taparko Project, in the amount of $400,000, will be made upon the first gold pour, which is estimated to occur during the third quarter of calendar 2007. The Amended and Restated Funding Agreement outlines the construction milestones that must be met prior to each specific funding installment. We expect the project to meet all construction requirements (as defined in the Amended and Restated Funding Agreement) in the third quarter of calendar 2007. Our royalties are subject to completion of our funding commitment.
Under a separate Contribution Agreement, High River is responsible for contributing additional equity contributions for any cost overruns incurred during the construction and construction warranty periods. If

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
High River is unable to make the required equity contributions, we have the right to either (a) provide funding that High River failed to fund, or (b) declare a default under the Funding Agreement. In the event that we elect to provide funding in the amount that High River fails to fund, we may elect to acquire either an equity interest in High River, consisting of units of common shares and warrants of High River as defined, or to obtain additional royalty interests in the Taparko Project in a proportional amount to any additional funding compared with our original $35 million funding commitment. As of April 30, 2007, High River has made all required equity commitments as scheduled, under its Contribution Agreement.
Taranis
On November 4, 2005, we entered into a strategic alliance with Taranis for exploration on the Kettukuusikko project located in Finland. During our fiscal year 2006, we funded exploration totaling $500,000 in return for a 2% NSR royalty. We also have an option to fund up to an additional $600,000. The Company elected to exercise this option in April 2006. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2% NSR royalty. As of March 31, 2007, we had funded $256,404 of the additional $600,000 option. As of April 30, 2007, we have funded $506,404 of the $600,000 option.
Revett
Under the terms of the Revett purchase agreement, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed in curing such defaults. The principal and accrued interest under the promissory note as of March 31, 2007, was approximately $6.0 million with a maturity date of February 2008.
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
11. RELATED PARTY
Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty on production of minerals from a portion of the Pipeline Mining Complex. Denver Mining Finance Company, our wholly-owned subsidiary, is the general partner and holds a 2% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Executive Chairman, the Chairman of our Audit Committee and two other members of our board of directors hold an aggregate 41.69% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments received from the operator, including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, including our directors and Executive Chairman.
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 27,030 and 25,262 ounces of gold as of March 31, 2007, and June 30, 2006, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was $10,490,330 as of March 31, 2007, while the fair value of such ounces was $17,887,103 as of March 31, 2007. None of the gold currently held in inventory is attributed to Royal Gold, as the gold allocated to Royal Gold is typically sold within five days of receipt.
12. STAFF ACCOUNTING BULLETIN NO. 108
In September 2006, the SEC issued SAB 108. The Company elected early application of SAB 108 during its third quarter ended March 31, 2007, with effect from July 1, 2006. Prior to SAB 108, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year misstatements on the income statement. Prior to our application of the guidance in SAB 108, we used the roll-over method for quantifying financial statement misstatements.
SAB 108 permits existing public companies to initially apply its provisions by either (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities with an offsetting adjustment to the opening balance of retained earnings. The Company has elected to record the effects of applying SAB 108 as an adjustment to the carrying value of assets and liabilities, however, due to the nature of such adjustments (described below), no offsetting adjustment was necessary to the Company’s beginning of the year retained earnings.
In accordance with SAB 108, the Company has adjusted its opening carrying value of certain of its assets and liabilities as of July 1, 2006, and its financial results for the first two quarters of fiscal 2007 for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
the error described below. Using its pre-SAB 108 methodology for assessing misstatements, the Company has determined that the effect of such error on any previously issued financial statement was not material.
Consolidation of CVP
CVP was formed as a limited partnership in April of 1992. It owns a 1.25% net value royalty on production of minerals from a portion of the Pipeline Mining Complex. Denver Mining Finance Company, our wholly-owned subsidiary, is the general partner and holds a 2% interest in the partnership. In addition, we hold a 29.6% limited partner interest in the partnership, while our Executive Chairman, the Chairman of our Audit Committee and two other members of our board of directors hold an aggregate 41.69% limited partner interest.
Historically, the Company recorded its proportional interest (31.6%) in CVP’s assets, liabilities, revenues and expenses pursuant to Emerging Issues Task Force 00-1: Investor Balance Sheet and Income Statement under the Equity Method for Investments in Certain Partnerships and Other Ventures.
In connection with the preparation of its financial statements for the quarter ended March 31, 2007, the Company determined that due to the legal structure of CVP and certain related factors, CVP should have been fully consolidated, effective December 31, 2003, pursuant to the guidance of FASB Interpretation No. 46 Consolidation of Variable Interest Entities (as revised, “FIN 46R”), rather than consolidated based on the Company’s proportional interest in CVP. On a fully consolidated basis, all of the assets, liabilities, revenues and expenses of CVP would have been reflected in the Company’s consolidated financial statements, including a minority interest equivalent to the net assets of CVP representing the ownership share of royalty interests in mineral properties and inventory held for others. Fully consolidating CVP would not have changed the Company’s proportionate share of earnings from CVP, nor would it have changed the Company’s consolided earnings or shareholders’ equity for any previous periods.
As indicated above, the Company determined that the effect of proportionately, rather than fully, consolidating CVP was not material to any previously issued financial statements based on the Company’s pre-SAB 108 methodology. However, the cumulative effect of correcting the error in the quarter ended March 31, 2007, would be material to that quarter as well as to the estimated results of operations for fiscal 2007. As such, the Company has elected to apply the transition provisions of SAB 108 by adjusting the opening carrying value of the following assets and liabilities for fiscal 2007:

	June 30,
	2006		Adjusted
	Reported	SAB 108	July 1, 2006
	Balance	Adjustment	Balance
Royalty interests in mineral properties, net	$84,589,569	$97,599	$84,687,168
Inventory - restricted (Note 11)	$—	$9,373,881	$9,373,881
Total assets	$172,259,821	$9,471,480	$181,731,301
Total liabilities	$10,600,172	$—	$10,600,172
Minority interest in subsidiary	$—	$9,471,480	$9,471,480
Total stockholders’ equity	$161,659,649	$—	$161,659,649
Total liabilities and stockholders’ equity	$172,259,821	$9,471,480	$181,731,301
As indicated above, the adoption of SAB 108 had no impact on the Company’s retained earnings. Accordingly, no adjustment was necessary to record the cumulative effect on the opening balance of retained earnings at July 1, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The aggregate impact of the retroactive adoption of SAB 108 effective July 1, 2006 on each of the first two quarters, as well as the first six months of fiscal 2007 is presented below:

As of and for the Three Months Ended	Previously	SAB 108
September 30, 2006	Reported	Adjustment	As Adjusted
Royalty interests in mineral properties, net	$95,178,745	$94,902	$95,273,674
Inventory – restricted (Note 11)	$—	$9,556,730	$9,556,730
Total assets	$179,128,821	$9,651,632	$188,780,453
Total liabilities	$13,318,146	$—	$13,318,146
Minority interest in subsidiary	$—	$9,651,632	$9,651,632
Total stockholders’ equity	$165,810,675	$—	$165,810,675
Total liabilities and stockholders’ equity	$179,128,821	$9,651,632	$188,780,453
Royalty revenue	$9,745,793	$182,849	$9,982,642
Cost of operations	$658,517	$9,142	$667,659
Depreciation, depletion and amortization	$1,072,215	$2,697	$1,074,912
Income before income taxes and minority interest	$7,367,735	$171,009	$7,538,744
Minority interest in income of consolidated subsidiaries	$—	$(171,009)	$(171,009)
Net income	$4,960,137	$—	$4,960,137

As of and for the Three Months Ended	Previously	SAB 108
December 31, 2006	Reported	Adjustment	As Adjusted
Royalty interests in mineral properties, net	$99,701,698	$86,429	$99,788,127
Inventory – restricted (Note 11)	$—	$10,112,602	$10,112,602
Total assets	$183,391,683	$10,199,032	$193,590,715
Total liabilities	$12,414,688	$—	$12,414,688
Minority interest in subsidiary	$—	$10,199,032	$10,199,032
Total stockholders’ equity	$170,976,995	$—	$170,976,995
Total liabilities and stockholders’ equity	$183,391,683	$10,199,032	$193,590,715
Royalty revenue	$12,279,677	$575,612	$12,855,289
Cost of operations	$872,070	$28,395	$900,465
Depreciation, depletion and amortization	$2,105,475	$8,473	$2,113,948
Income before income taxes and minority interest	$8,186,225	$538,745	$8,724,970
Minority interest in income of consolidated subsidiaries	$—	$(538,745)	$(538,745)
Net income	$5,635,652	$—	$5,635,652

As of and for the Six Months Ended	Previously	SAB 108
December 31, 2006	Reported	Adjustment	As Adjusted
Royalty interests in mineral properties, net	$99,701,698	$86,429	$99,788,127
Inventory – restricted (Note 11)	$—	$10,112,602	$10,112,602
Total assets	$183,391,683	$10,199,032	$193,590,715
Total liabilities	$12,414,688	$—	$12,414,688
Minority interest in subsidiary	$—	$10,199,032	$10,199,032
Total stockholders’ equity	$170,976,995	$—	$170,976,995
Total liabilities and stockholders’ equity	$183,391,683	$10,199,032	$193,590,715
Royalty revenue	$22,025,470	$758,461	$22,783,931
Cost of operations	$1,530,587	$37,537	$1,568,124
Depreciation, depletion and amortization	$3,177,691	$11,170	$3,188,861
Income before income taxes and minority interest	$15,553,960	$709,754	$16,263,714
Minority interest in income of consolidated subsidiaries	$—	$(709,754)	$(709,754)
Net income	$10,595,789	$—	$10,595,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Company does not believe, based on its pre-SAB 108 methodology, that the effect of proportionately, rather than fully, consolidating CVP was material in any of the periods since December 31, 2003, the effective date of FIN 46R to the Company. In reaching that determination, the Company considered the following incremental adjustments to our reported annual financial statements, for fiscal years 2004, 2005 and 2006 and the quarterly financial statements for first three quarters of fiscal 2006, which would result from the full consolidation of CVP:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended June	Ended June	Ended June
	30, 2004	30, 2005	30, 2006
Royalty interests in mineral properties, net	$172,144	$118,206	$97,599
Inventory – restricted (Note 11)	$6,798,669	$8,943,156	$9,373,881
Total assets	$6,970,813	$9,061,361	$9,471,480
Total liabilities	$—	$—	$—
Minority interest in subsidiary	$6,970,813	$9,061,361	$9,471,480
Total stockholders’ equity	$—	$—	$—
Total liabilities and stockholders’ equity	$6,970,813	$9,061,361	$9,471,480
Royalty revenue	$1,643,556	$2,550,249	$1,507,098
Cost of operations	$77,984	$124,315	$59,274
Depreciation, depletion and amortization	$35,674	$53,939	$20,606
Income before income taxes and minority interest	$1,529,898	$2,371,995	$1,427,218
Minority interest in income of consolidated subsidiaries	$(1,529,898)	$(2,371,995)	$(1,427,218)
Net income	$—	$—	$—

	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter
	Ended	Ended	Ended
	September	December	March 31,
	30, 2005	31, 2005	2006
Royalty revenue	$457,351	$370,103	$218,129
Cost of operations	$22,395	$17,895	$10,857
Depreciation, depletion and amortization	$9,346	$6,746	$3,590
Income before income taxes and minority interest	$425,609	$345,462	$203,681
Minority interest in income of consolidated subsidiaries	$(425,609)	$(345,462)	$(203,681)
Net income	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
13. SUBSEQUENT EVENTS
Proposed Acquisition of Battle Mountain Gold Exploration Corp.
On April 17, 2007, Royal Gold entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Battle Mountain Gold Exploration Corp. (“Battle Mountain”) and Royal Battle Mountain, Inc. (“Merger Sub”), a newly-formed and wholly-owned subsidiary of Royal Gold, pursuant to which Merger Sub will be merged into Battle Mountain with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold.
Under the terms of the Merger Agreement, the consideration payable to Battle Mountain shareholders will depend on the average trading price of Royal Gold’s common stock for a period preceding the closing, and ranges from 1,634,410 Royal Gold shares, if Royal Gold’s stock price is $29.00 or below, to 1,570,507 Royal Gold shares, if Royal Gold’s stock price is $30.18 or above. A proportional adjustment will be made between these two trading prices. On a per share basis, Royal Gold will pay Battle Mountain shareholders between 0.0172 and 0.0179 shares of Royal Gold’s common stock. This consideration is also subject to a potential holdback of approximately 50,000 Royal Gold shares, or approximately 0.0006 Royal Gold shares on a per share basis, for contingent liabilities.
The closing of the Merger Agreement is subject to various closing conditions, including approval by the Battle Mountain shareholders, satisfactory completion of Royal Gold’s due diligence on Battle Mountain, receipt of regulatory approvals, settlement of the litigation giving rise to the contingent liabilities described above, and satisfaction of other customary conditions.
The Merger Agreement contains certain termination rights for both Royal Gold and Battle Mountain. If the Merger Agreement is terminated under certain specified circumstances, Battle Mountain will be required to pay Royal Gold up to $3.5 million plus Royal Gold’s expenses incurred in the transaction. If the Merger Agreement is terminated under alternate specified circumstances, Royal Gold will be required to pay Battle Mountain up to $1.0 million plus Battle Mountain’s expenses incurred in the transaction.
In connection with the proposed merger, on March 28, 2007, Royal Gold entered into a Bridge Finance Facility Agreement with Battle Mountain and its wholly-owned subsidiary BMGX (Barbados) Corporation, as borrowers, whereby Royal Gold has agreed to make available to the borrowers a bridge facility of up to $20 million. Outstanding principal, interest and expenses under the bridge facility may be converted at Royal Gold’s option into Battle Mountain common stock, par value $0.001, at a conversion price per share of $0.60 any time during the term of the bridge facility. The maximum amount of availability under the bridge facility will be reduced to $15 million in the event Battle Mountain does not acquire an identified royalty interest on or prior to April 14, 2007. As of April 14, 2007, Battle Mountain did not acquire the identified royalty interest; therefore, the amount available under the bridge facility was reduced to $15 million. The bridge facility will mature March 28, 2008.
As of March 31, 2007, approximately $13.91 million aggregate principal amount has been advanced to Battle Mountain under the bridge facility and is recorded as Note receivable – Battle Mountain Gold Exploration on the consolidated balance sheets of Royal Gold. Interest on advances under the bridge facility will accrue at the LIBOR Rate plus 3% per annum. Accrued interest on the $13.91 million aggregate advanced under the bridge facility is recorded within Note receivable—Battle Mountain Gold Exploration on the consolidated balance sheets of Royal Gold as of March 31, 2007.
Equity Offering
In April 2007, we sold 4,000,000 shares of our common stock, at a price of $29.25 per share, resulting in proceeds of approximately $110.9 million, which is net of the underwriter’s discount of $5.6 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
estimated transaction costs of approximately $500,000. A portion of the net proceeds in this equity offering were used to repay the outstanding balance under our revolving credit facility with HSBC Bank USA, National Association (“HSBC Bank”), as discussed in Note 5, while the remaining net proceeds are intended to be used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.
The underwriters of this equity offering were granted an option to purchase up to 600,000 additional shares of our common stock to cover over-allotments. On May 3, 2007, the underwriters purchased an additional 400,064 shares of our common stock pursuant to their over-allotment option. The additional purchase to cover over-allotments will result in additional proceeds of approximately $11.0 million, which is net of the underwriter’s discount of approximately $656,000.
Revolving credit facility payable
As of April 30, 2007, the Company re-paid the outstanding $60 million revolving credit facility principal balance, as discussed in Note 5, plus the related accrued interest as of March 31, 2007, to HSBC Bank. A portion of the April 2007 equity offering proceeds, as explained above, was used to re-pay the principal balance and accrued interest.

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
Overview
Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive, non-operating interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended March 31, 2007, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our royalty properties. For the quarter ended March 31, 2007, the price of gold averaged $650 per ounce compared with an average price of $554 per ounce for the quarter ended March 31, 2006. Payments received from the recently acquired Robinson and Mulatos royalties, along with an increase in production at the Pipeline Mining Complex and Troy mine contributed to royalty revenue of $11,208,556 during the quarter ended March 31, 2007, compared to royalty revenue of $5,760,750 during the quarter ended March 31, 2006.
Our Producing Royalty Interests
Our principal royalty interests are:
•	Pipeline Mining Complex: Four royalty interests at the Pipeline Mining Complex, which includes the Pipeline and South Pipeline, GAP and Crossroads gold deposits. The Pipeline Mining Complex is operated by the Cortez Joint Venture, which is a joint venture between Barrick Cortez Inc., a subsidiary of Barrick Gold Corporation (“Barrick”) (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc. Our four royalty interests at the Pipeline Mining Complex are:

–	GSR1 – A sliding-scale GSR royalty that covers the Pipeline and South Pipeline deposits, and ranges from 0.4% at a gold price below $210 per ounce to 5.0% at a gold price of $470 per ounce or above;

–	GSR2 – A sliding-scale GSR royalty that covers areas outside the Pipeline and South Pipeline deposits and ranges from 0.72% at a gold price below $210 per ounce to 9.0% at a gold price of $470 per ounce or above;

–	GSR3 – A 0.71% fixed rate GSR royalty on the production covered by GSR1 and GSR2; and

–	NVR1 – A fixed rate 0.39% net value royalty (net of minority interest) on all production on the South Pipeline, Crossroads and some of the GAP deposit, but not covering the Pipeline deposit.
•	Robinson: A 3% NSR royalty on the Robinson mine, located in eastern Nevada and operated by a subsidiary of Quadra Mining Ltd. (“Quadra”);

•	SJ Claims: We hold a 0.9% NSR royalty on the SJ Claims, which covers a portion of the Betze-Post open pit mine, at the Goldstrike operation, located in Nevada and operated by a subsidiary of Barrick;

•	Leeville Mining Complex: We hold a 1.8% carried working interest, equal to a 1.8% NSR royalty, on the majority of the Leeville Mining Complex, which includes both the Leeville South and Leeville North underground mines, located in Nevada and operated by a subsidiary of Newmont Mining Corporation (“Newmont”);

•	Troy: Two royalty interests in the Troy underground silver and copper mine, operated by a subsidiary of Revett Minerals Inc. (“Revett”), located in northwestern Montana:
–	A production payment equivalent to a 7.0% GSR royalty until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first; and

–	A GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a 2% GSR royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper;
•	Bald Mountain: A 1.75%-3.5% sliding-scale NSR royalty interest that covers a portion of the Bald Mountain mine in Nevada, operated by a subsidiary of Barrick;

•	Mulatos: A sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico, and operated by a subsidiary of Alamos Gold Inc. (“Alamos”). The sliding-scale NSR royalty, capped at two million ounces of gold production, ranges from 0.30% payout for gold prices below $300 per ounce up to a maximum rate of 1.50% for gold prices above $400 per ounce; and

•	Martha: A 2% NSR royalty on a number of properties in Santa Cruz Province, Argentina, including the Martha mine, which is a high grade underground silver mine and is operated by a subsidiary of Coeur d’Alene Mines Corporation (“Coeur d’Alene”).

Our Development Stage Royalty Interests
We also own the following royalty interests that are currently in development stage and are not yet in production:
•	Taparko: Subject to completion of our funding commitment, we hold four royalty interests on the Taparko Project, located in Burkina Faso and operated by Societe des Mines de Taparko (“Somita”), a subsidiary of High River Gold Mines Ltd. (“High River”). Our four royalty interests at the Taparko Project are:
–	TB-GSR1 – A production payment equivalent to a 15% GSR royalty on all gold produced from the Taparko Project until either cumulative production of 804,420 ounces of gold is achieved or until we receive $35 million in cumulative payments;

–	TB-GSR2 – A production payment equivalent to a GSR sliding-scale royalty, which ranges from 0% to 10%, on all gold produced from the Taparko Project. At a gold price of $600 per ounce, the sliding-scale royalty rate would be 6.0%. TB-GSR2 remains in force until the termination of TB-GSR1;

–	TB-GSR3 – A perpetual 2% GSR royalty on all gold produced from the Taparko Project area. TB-GSR3 will commence upon the termination of the TB-GSR1 and TB-GSR2 royalties; and

–	TB-MR1 – A 0.75% milling fee royalty on all gold, subject to annual caps, processed through the Taparko Project processing facilities that is mined from any area outside the Taparko Project area.
Receipt of royalty revenue on the Taparko Project is anticipated to commence in the third quarter of calendar 2007.
•	Peñasquito and Pascua-Lama: In January 2007, we acquired the Peñasquito royalty and on March 9, 2007, we acquired the Pascua-Lama royalty. For a discussion of the Peñasquito and Pascua-Lama acquisitions, see “Recent Developments – Royalty Acquisitions – Peñasquito” and “—Pascua-Lama” below for further information.

•	Gold Hill: Unpatented mining claims and a sliding-scale NSR royalty on the Gold Hill deposit, located in Nye County, Nevada. The sliding-scale ranges from 1.0%, when the gold price is $350 per ounce or less, to 2.0% when the gold price is above $350 per ounce. Production on the Gold Hill deposit is expected to commence once permitting is completed and equipment from the Round Mountain pit becomes available. Please see “Recent Developments – Royalty Acquisitions – “Gold Hill” below for further information regarding the Gold Hill acquisition.
Operators’ Production Estimates by Royalty for Calendar 2007
The following table shows estimates received from the operators of our producing mines during the first quarter of calendar 2007 indicating the production attributable to our royalty interests for calendar year 2007. The estimates are prepared by the operators of the mining properties. We do not participate in the preparation or verification of the operators’ estimates and have not independently assessed or verified the accuracy of such information. See Part II, Item IA, “Risk Factors – Estimates of production by the operators of mines in which we have royalty interests are subject to change” of this Quarterly Report on Form 10-Q for further detail.

Reported Production
			Calendar 2007 Production	Through
Royalty	Operator	Metal	Estimate	March 31, 2007(2)

Pipeline GSR1	Barrick	Gold	478,543 oz.	106,925 oz.
Pipeline GSR2	Barrick	Gold	12,762 oz.	4,471 oz.
Pipeline GSR3	Barrick	Gold	491,305 oz.	106,925 oz.
Pipeline NVR1	Barrick	Gold	264,843 oz.	68,000 oz.
Robinson(1)	Quadra	Gold	68,058 oz.	31,238 oz.
SJ Claims	Barrick	Gold	799,160 oz.	279,300 oz.
Leeville	Newmont	Gold	337,000 oz.	49,464 oz.
Bald Mountain	Barrick	Gold	90,811 oz.	13,459 oz.
Mulatos	Alamos	Gold	150,397 oz.	26,759 oz.
Troy(1)	Revett	Silver	2.0 million oz.	302,173 oz.
Martha	Coeur d’Alene	Silver	2.7 million oz.	700,060 oz.
Troy(1)	Revett	Copper	15.9 million lbs.	2.9 million lbs.
Robinson(1)	Quadra	Copper	136.3 million lbs.	40.5 million lbs.

(1)	Recovered metal contained in concentrate.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, through March 31, 2007, as reported to us by the operators of the mines.
In addition, receipt of royalty revenue at the Taparko project is scheduled to commence in the third calendar quarter of 2007. High River estimates that calendar year 2007 gold production will be approximately 62,000 ounces.
Recent Developments
Royalty Acquisitions
Pascua-Lama
On March 9, 2007, we, through a newly-formed, wholly-owned Chilean subsidiary, Royal Gold Chile Limitada (“RGCL”), acquired an NSR sliding-scale royalty on gold which is derived from certain mineral concessions at the Pascua-Lama project located in Chile for $20.5 million. Barrick, through its subsidiaries, owns the Pascua-Lama project, and is targeting production to commence in calendar year 2010. The acquisition also includes an NSR royalty on copper from reserves located in Chile sold after January 1, 2017.
The NSR sliding-scale royalty ranges from 0.16%, when the average quarterly gold price is $325 per ounce or less, to 1.08%, when the average quarterly gold price is $800 per ounce or more. The acquisition also includes a 0.22% fixed-rate copper royalty that applies to 100% of the Pascua-Lama copper reserves in Chile but does not take effect until after January 1, 2017.
Peñasquito
On January 23, 2007, we acquired a 2.0% NSR royalty interest on the Peñasquito project located in the State of Zacatecas, Mexico, from Kennecott Exploration Company, a Delaware corporation, and Minera Kennecott S.A. de C.V., a company incorporated under the laws of Mexico for $80 million in cash and 577,434 shares of our common stock. We also obtained the right to acquire any or all of a group of NSR royalties ranging from 1.0% to 2.0% on various other concessions in the same region. On April 27, 2007, we notified Kennecott Exploration Company of our intention to acquire the royalties on certain of these concessions. No additional consideration was paid upon notification. Our right to acquire the remaining royalties expired on May 1, 2007.

The Peñasquito project is composed of two main deposits called Peñasco and Chile Colorado and is under development by a subsidiary of Goldcorp Inc. (“Goldcorp”). The Peñasquito project hosts one of the world’s largest silver, gold and zinc reserves while also containing large lead reserves. The Peñasquito project is not currently in production and according to the feasibility study completed on July 31, 2006 (filed with the Canadian Securities Administrators by Glamis Gold Ltd. and available at www.sedar.com), the mine life is anticipated to last approximately 17 years. The feasibility study also anticipates initial mine start-up in late calendar 2008 with full production being reached in calendar 2012.
Gold Hill
On December 8, 2006, Royal Gold paid $3.3 million to Nevada Star Resource Corp. in exchange for a sliding-scale NSR royalty and certain unpatented mining claims on the Gold Hill deposit. The NSR sliding-scale royalty on the Gold Hill deposit will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The royalty is also subject to a minimum royalty payment of $100,000 per year. The Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada, is controlled by Round Mountain Gold Corporation, a joint venture between subsidiaries of Kinross Gold Corporation, the operator, and Barrick. Production on the Gold Hill deposit is expected to commence once permitting is completed and equipment from the Round Mountain pit becomes available.
Other developments
Proposed Acquisition of Battle Mountain Gold Exploration Corp.
On April 17, 2007, Royal Gold entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Battle Mountain Gold Exploration Corp. (“Battle Mountain”) and Royal Battle Mountain, Inc. (“Merger Sub”), a newly-formed and wholly-owned subsidiary of Royal Gold, pursuant to which Merger Sub will be merged into Battle Mountain with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold.
Under the terms of the Merger Agreement, the consideration payable to Battle Mountain shareholders will depend on the average trading price of Royal Gold’s common stock for a period preceding the closing, and ranges from 1,634,410 Royal Gold shares, if Royal Gold’s stock price is $29.00 or below, to 1,570,507 Royal Gold shares, if Royal Gold’s stock price is $30.18 or above. A proportional adjustment will be made between these two trading prices. On a per share basis, Royal Gold will pay Battle Mountain shareholders between 0.0172 and 0.0179 shares of Royal Gold’s common stock. This consideration is also subject to a potential holdback of approximately 50,000 Royal Gold shares, or approximately 0.0006 Royal Gold shares on a per share basis, for contingent liabilities.
The closing of the Merger Agreement is subject to various closing conditions, including approval by the Battle Mountain shareholders, satisfactory completion of Royal Gold’s due diligence on Battle Mountain, receipt of regulatory approvals, settlement of the litigation giving rise to the contingent liabilities described above, and satisfaction of other customary conditions.
The Merger Agreement contains certain termination rights for both Royal Gold and Battle Mountain. If the Merger Agreement is terminated under certain specified circumstances, Battle Mountain will be required to pay Royal Gold up to $3.5 million plus Royal Gold’s expenses incurred in the transaction. If the Merger Agreement is terminated under alternate specified circumstances, Royal Gold will be required to pay Battle Mountain up to $1.0 million plus Battle Mountain’s expenses incurred in the transaction.
In connection with the proposed merger, on March 6, 2007, Royal Gold obtained a support agreement and option to purchase from Mark Kucher, Chairman of Battle Mountain, and IAMGOLD Corporation their respective shares of common stock of Battle Mountain. These support agreements also provide that Mr. Kucher and IAMGOLD Corporation will vote for and support the merger. The shares subject to these support agreements and options represent approximately 39.9% of the outstanding shares of Battle Mountain. On March 30, 2007, Royal Gold and Battle Mountain entered into a Voting Limitation Agreement pursuant to which Royal Gold has agreed that, during a specified time period, but generally, if a superior bona fide acquisition proposal is made for Battle Mountain, Royal Gold will not vote more than 39.9% of the total number of shares of Battle Mountain common stock entitled to vote in favor of the proposed Merger or in opposition to such competing transaction.
In connection with the proposed merger, on March 28, 2007, Royal Gold entered into a Bridge Finance Facility Agreement with Battle Mountain and its wholly-owned subsidiary BMGX (Barbados) Corporation, as borrowers, whereby Royal Gold has agreed to make available to the borrowers a bridge facility of up to $20 million. Outstanding principal, interest and expenses under the bridge facility may be converted at Royal Gold’s option into Battle Mountain common stock, par value $0.001, at a conversion price per share of $0.60 any time during the term of the bridge facility. The maximum amount of availability under the bridge facility will be reduced to $15 million in the event Battle Mountain does not acquire an identified royalty interest on or prior to April 14, 2007. As of April 14, 2007, Battle Mountain did not acquire the identified royalty interest; therefore, the amount available under the bridge facility was reduced to $15 million. The bridge facility will mature March 28, 2008.
As of March 31, 2007, approximately $13.91 million aggregate principal amount has been advanced to Battle Mountain under the bridge facility and is recorded as Note receivable – Battle Mountain Gold Exploration on the consolidated balance sheets of Royal Gold. Interest on advances under the bridge facility will accrue at the LIBOR Rate plus 3% per annum. Accrued interest on the $13.91 million aggregate advanced under the bridge facility is recorded within Note receivable – Battle Mountain Gold Exploration on the consolidated balance sheets of Royal Gold as of March 31, 2007.
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
The principal findings of that report were as follows:
•	The review of stock option exercise information covered the period from 1990 to 2002. The review found no evidence that the Company had a policy or sanctioned practice of permitting backdating of stock option exercise dates.

•	Counsel was unable to conclude that intentional backdating of stock option exercise dates occurred, or to rule out the possibility that such intentional backdating did occur. Counsel found several instances in which two current officers and several former officers of the Company (and two instances in which a former outside director) exercised stock options on the day or days when the trading price for the Company’s common stock during the month of exercise was lowest.

•	Counsel found that the conduct of the current president and chief executive officer, chief financial officer, general counsel, and controller is not implicated in any way in the issues that were subject of the review.

•	The review found no evidence that any current or former officer’s conduct involved any effort to mislead investors, to inaccurately improve the financial results of the Company, or to obtain any personal benefit at the expense of the Company.

•	Counsel also reviewed the Company’s stock option grant procedures since 1990. The review found no evidence that the Company’s stock option grant dates had been backdated.

•	Counsel also found historical weaknesses in internal controls with respect to exercise of stock options and the stock option practices generally, but found that such historical weaknesses in internal controls have been remediated. Since 2002, internal controls regarding the Company’s stock option practices have been substantially upgraded.
The Company has concluded that there is no tax or financial statement impact resulting from the review of its stock option exercise and grant practices.

Results of Operations
Quarter Ended March 31, 2007, Compared to Quarter Ended March 31, 2006
For the quarter ended March 31, 2007, we recorded net income of $3,438,615, or $0.14 per basic and diluted share, as compared to net earnings of $1,819,139, or $0.08 per basic and diluted share, for the quarter ended March 31, 2006.
For the quarter ended March 31, 2007, we received total royalty revenue of $11,208,556, at an average gold price of $650 per ounce, compared to royalty revenue of $5,760,750, at an average gold price of $554 per ounce for the quarter ended March 31, 2006. Royalty revenue and the corresponding production attributable to our royalty interests, for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended March 31, 2007 and 2006

		Quarter Ended			Quarter Ended
		March 31, 2007			March 31, 2006
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(2)		Revenue	Production(2)
Pipeline	Gold	$4,863,019	111,396	oz.	$3,197,056	98,802	oz.
SJ Claims	Gold	$1,633,572	279,300	oz.	$1,306,259	261,602	oz.
Leeville	Gold	$620,871	49,464	oz.	$251,997	25,582	oz.
Bald Mountain	Gold	$110,084	13,459	oz.	$427,889	35,297	oz.
Robinson(1)		$2,714,966			$ N/A
	Gold		31,238	oz.		N/A
	Copper		40.5 million	lbs.		N/A
Mulatos(1)	Gold	$266,111	26,759	oz.		N/A
Troy		$820,158			$432,362
	Silver		302,173	oz.		225,580	oz.
	Copper		2.9 million	lbs.		1.8 million	lbs.
Martha	Silver	$179,775	700,060	oz.	$145,187	749,158	oz.

	Total Revenue	$11,208,556			$5,760,750

(1)	Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended March 31, 2007, as reported to us by the operators of the mines.
The increase in royalty revenue for the quarter ended March 31, 2007, compared with the quarter ended March 31, 2006, primarily resulted from an increase in metal prices, increased production at the Pipeline Mining Complex and Troy mine, and payments from the recently acquired Robinson and Mulatos royalties. The consolidation of CVP contributed $377,728 to royalty revenue during the three months ended March 31, 2007, $353,519 of which is eliminated from income as minority interest in income of consolidated subsidiary. See Note 12 to the consolidated financial statements for further information.
Cost of operations increased to $711,765 for the quarter ended March 31, 2007, compared to $475,682 for the quarter ended March 31, 2006. The increase was primarily due to an increase in the Nevada Net Proceeds Tax expense, which resulted primarily from an increase in royalty revenue from the Pipeline Mining Complex, Leeville Mining Complex and the recently acquired Robinson royalty.
General and administrative expenses increased to $1,565,296 for the quarter ended March 31, 2007, compared to $1,325,572 for the quarter ended March 31, 2006. The increase was due to an increase in legal and accounting fees of approximately $226,000, primarily due to the internal review of stock option matters conducted during the quarter by the Company.
Exploration and business development expenses decreased to $679,229 for the quarter ended March 31, 2007, compared to $1,210,452 for the quarter ended March 31, 2006. The decrease was primarily due to a decrease in exploration costs of approximately $263,000 and a decrease in consulting services associated with business development of approximately $191,000.
Depreciation, depletion and amortization increased to $2,561,551 for the quarter ended March 31, 2007, compared to $1,006,467 for the quarter ended March 31, 2006. The increase was primarily due to additional depletion incurred of approximately $740,000, as a result of the recent Robinson and Mulatos royalty acquisitions. Increased production and an increase in depletion rates for our Leeville Mining Complex and Troy mine royalties resulted in additional depletion of approximately $721,000 over the prior period.
As discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock, and performance shares, to be recognized in the financial statements based on their fair values. In accordance with SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $402,232 for the quarter ended March 31, 2007, compared to $695,758 for the quarter ended March 31, 2006. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative expenses, and exploration and business development expenses for the quarter ended March 31, 2007, was $47,916, $240,623 and $113,693, respectively, compared with $103,097, $337,237 and $255,424, respectively, for the quarter ended March 31, 2006.
Interest and other income decreased to $457,370 for the quarter ended March 31, 2007, compared to $815,692 for the quarter ended March 31, 2006. The decrease is primarily due to a decrease in funds available for investing over the prior period.
Interest and other expense increased to $670,186 for the quarter ended March 31, 2007, compared to $61,537 for the quarter ended March 31, 2006. The increase is due to interest paid during the period for the outstanding revolving credit facility balance and the note payable to RGCL, as discussed below in “Capital and Liquidity Resources.”
For the three months ended March 31, 2007, we recorded current and deferred tax expense of $1,685,765 compared with $677,593 during the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2007, was 32.9%, compared with 27.1% for the three months ended March 31, 2006. The increase in our effective tax between periods was the result of a decrease in percentage depletion attributable to maturing royalty interests in mineral properties.
Nine Months Ended March 31, 2007, Compared to Nine Months Ended March 31, 2006
For the nine months ended March 31, 2007, we recorded net income of $14,034,404, or $0.59 per basic and diluted share, as compared to net earnings of $7,783,865, or $0.34 per basic and diluted share, for the nine months ended March 31, 2006.
For the nine months ended March 31, 2007, we received total royalty revenue of $33,992,487, at an average gold price of $629 per ounce, compared to royalty revenue of $20,163,677, at an average gold price of $493 per ounce for the nine months ended March 31, 2006. Royalty revenue and the corresponding production attributable to our royalty interests, for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006, is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Nine Months Ended March 31, 2007 and 2006

		Nine Months Ended			Nine Months Ended
		March 31, 2007			March 31, 2006
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(2)		Revenue	Production(2)
Pipeline	Gold	$15,100,992	375,094	oz.	$14,094,020	523,400	oz.
SJ Claims	Gold	$3,990,397	704,568	oz.	$3,415,633	763,199	oz.
Leeville	Gold	$2,085,065	182,561	oz.	$623,511	70,576	oz.
Bald Mountain	Gold	$1,047,746	76,870	oz.	$639,680	61,879	oz.
Robinson(1)		$8,648,734			$ N/A
	Gold		56,996	oz.		N/A
	Copper		84.6 million	lbs.		N/A
Mulatos(1)	Gold	$695,522	73,062	oz.		N/A
Troy		$1,840,434			$1,081,666
	Silver		673,680	oz.		661,033	oz.
	Copper		6.0 million	lbs.		5.3 million	lbs.
Martha	Silver	$583,597	2.4 million	oz.	$309,167	1.8 million	oz.

	Total Revenue	$33,992,487			$20,163,677

(1)	Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the nine months ended March 31, 2007, as reported to us by the operators of the mines.
The increase in royalty revenue for the nine months ended March 31, 2007, compared with the nine months ended March 31, 2006, primarily resulted from an increase in metal prices, increased production at the Leeville Mining Complex, the Bald Mountain mine, and payments from the recently acquired Mulatos and Robinson royalties. The consolidation of Crescent Valley Partners, L.P. (“CVP”) contributed $1,136,189 to royalty revenue during the nine months ended March 31, 2007, $1,063,272 of which is eliminated from income as minority interest in income of consolidated subsidiary. See Note 12 to the consolidated financial statements for further information.
Cost of operations increased to $2,279,891 for the nine months ended March 31, 2007, compared to $1,582,889 for the nine months ended March 31, 2006. The increase was primarily due to an increase in the Nevada Net Proceeds Tax expense, which resulted primarily from an increase in royalty revenue from the Leeville Mining Complex, the Bald Mountain mine and the recently acquired Robinson royalty.
General and administrative expenses increased to $4,231,217 for the nine months ended March 31, 2007, compared to $3,933,077 for the nine months ended March 31, 2006. The increase was primarily due to an increase in legal and accounting fees as a result of the internal review of stock option matters during the period of approximately $267,000.
Exploration and business development expenses decreased to $1,570,400 for the nine months ended March 31, 2007, compared to $2,671,702 for the nine months ended March 31, 2006. The decrease was primarily due to a decrease in exploration costs of approximately $394,000, a decrease in non-cash compensation expense allocated to exploration and business development expense of approximately $251,000 and a decrease in consulting services for business development of approximately $325,000.
Depreciation, depletion and amortization increased to $5,750,412 for the nine months ended March 31, 2007, compared to $2,934,936 for the nine months ended March 31, 2006. The increase was primarily due to additional depletion incurred of approximately of $1.6 million, as a result of the recent Robinson and Mulatos royalty acquisitions. Increased production and an increase in depletion rates for our Leeville Mining Complex and Troy mine royalties resulted in additional depletion of approximately $1.4 million over the prior period.
In accordance with SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $1,724,753 for the nine months ended March 31, 2007, compared to $2,008,584 for the nine months ended March 31, 2006. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our Consolidated Statements of Operations and Comprehensive Income. The total non-cash compensation expense allocated to cost of operations, general and administrative expenses, and exploration and business development expenses for the nine months ended March 31, 2007, was $221,785, $1,082,055 and $420,913, respectively, compared with $259,761, $1,078,265 and $670,558, respectively, for the nine months ended March 31, 2006.
As of March 31, 2007, there was $1,287,440, $2,402,783, and $589,938 of total unrecognized non-cash stock compensation expense related to our non-vested stock options, Restricted Stock and Performance Shares, respectively, granted under our equity compensation plan. We expect to recognize the non-cash compensation expense related to our non-vested stock options, Restricted Stock and Performance Shares over a period of 1.94 years, 2.6 years, and 1.25 years, respectively.
Interest and other income increased to $2,382,926 for the nine months ended March 31, 2007, compared to $2,269,347 for the nine months ended March 31, 2006. The increase is due to higher interest rates on our invested cash over the prior period.
Interest and other expense increased to $801,881 for the nine months ended March 31, 2007, compared to $116,315 for the nine months ended March 31, 2006. The increase is due to additional interest paid during the period for the outstanding revolving credit facility balance, as discussed below in “Capital and Liquidity Resources.”
For the nine months ending March 31, 2007, we recognized current and deferred tax expense totaling $6,643,936 compared with $3,410,240 during the nine months ended March 31, 2006. This resulted in an effective tax rate of 32.1% in the current period compared with 30.5% in the prior period. The increase in our effective tax rate is the result of a decrease in our estimated deductions associated with percentage depletion. The increase was also partially offset by a decrease in our State of Colorado tax rates.
Liquidity and Capital Resources
Overview
At March 31, 2007, we had current assets of $28.5 million compared to current liabilities of $5.7 million for a current ratio of 5 to 1. This compares to current assets of $84.7 million and current liabilities of $3.3 million at June 30, 2006, resulting in a current ratio of approximately 26 to 1. The decrease in the current ratio is due primarily to a decrease in available cash of approximately $59.3 million and an increase in our accounts payable of approximately $2.6 million. Our available cash decreased during the period as a result of our acquisition of the Peñasquito royalty (cash consideration portion) for approximately $80.6 million, including transaction costs; our acquisition of the Pascua-Lama royalty for approximately $20.8 million, including transaction costs; our additional funding of the High River royalties of $14.9 million; and our acquisition of the Gold Hill royalty for $3.3 million. These payments were partially offset by cash received from royalty income of approximately $25.2 million along with $60 million received from our revolving credit facility takedowns during the period. Our accounts payable increased as a result of additional Nevada Net Proceeds Tax payable, which is due to an increase in royalty revenue from our Nevada properties during the period.

During the nine months ended March 31, 2007, liquidity needs were met from $32.5 million in royalty revenues (net of minority interest), $60 million credit facility takedown, our available cash resources and interest and other income of $2.4 million.
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
Recent Liquidity and Capital Resource Developments
Equity Offering
In April 2007, we sold 4,000,000 shares of our common stock, at a price of $29.25 per share, resulting in proceeds of approximately $110.9 million, which is net of the underwriter’s discount of $5.6 million and estimated transaction costs of approximately $500,000. A portion of the net proceeds in this equity offering was used to repay the outstanding balance under our revolving credit facility with HSBC Bank USA, National Association (“HSBC Bank”), as discussed below in “— Recent Liquidity and Capital Resource Developments, Amendment to HSBC Loan Agreement,” while the remaining net proceeds are intended to be used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.
The underwriters of this equity offering were granted an option to purchase up to 600,000 additional shares of our common stock to cover over-allotments. On May 3, 2007, the underwriters purchased an additional 400,064 shares of our common stock pursuant to their over-allotment option. The additional purchase to cover over-allotments will result in additional proceeds of approximately $11.0 million, which is net of the underwriter’s discount of approximately $656,000.
Chilean Term Loan Agreement
On March 1, 2007, RGCL, a wholly-owned subsidiary of Royal Gold, entered into a $15.75 million term loan facility bearing interest at LIBOR plus 0.25% pursuant to a Term Loan Agreement between RGCL and HSBC Bank. Pursuant to the terms of the Term Loan Agreement, Royal Gold must maintain a restricted interest-bearing securities account (the “Collateral Account”) at HSBC Securities (USA) Inc. with a balance equal to or in excess of the outstanding amounts on the $15.75 million term loan. In connection with the Term Loan Agreement, Royal Gold entered into a Guarantee (the “Guarantee”) for the benefit of HSBC Bank to guaranty RGCL’s obligations under the Term Loan Agreement and a security agreement granting HSBC Bank a security interest in the Collateral Account to secure RGCL’s obligations under the Term Loan Agreement and its obligations under the Guarantee. The loan will mature on March 1, 2012. The $15.75 million balance in the Collateral Account as of March 31, 2007, is recorded as Restricted cash-compensating balance on the Company’s consolidated balance sheets.
Amendment to HSBC Loan Agreement
On January 5, 2007, the Company and a wholly-owned subsidiary entered into the Second Amended and Restated Loan Agreement (“Amendment”) with HSBC Bank USA, National Association (“HSBC Bank”). The Amendment increased our current revolving credit facility from $30 million to $80 million and extends the maturity date of the credit facility to December 31, 2010. The Company’s borrowing base will be calculated based on our royalties and will be initially based on its GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex and its SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties.

The initial availability under the borrowing base was the full $80 million under the credit facility. As of April 15, 2007, the total availability under the borrowing base was decreased to $71.4 million. The Company and the wholly-owned subsidiary granted HSBC Bank security interests in the following: the Company’s GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex; the Company’s SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties; and the Company’s debt reserve account at HSBC Bank.
As of March 31, 2007, we had drawn $60 million under the revolving credit facility primarily to complete the closing of the Peñasquito and Pascua-Lama royalty acquisitions, as discussed in Note 2 to the consolidated financial statements. As of March 31, 2007, the Company paid approximately $511,000 in interest associated with outstanding credit facility. As of April 30, 2007, we have paid down the $60 million outstanding under the credit facility and $71.4 million remains available under the revolving credit facility.
Inventory-restricted
None of the gold current held in inventory is attributed to Royal Gold, as the gold allocated to Royal Gold is typically sold with five days of receipt. Please see Note 11 to the consolidated financial statements for further discussion.
Note Receivable — Battle Mountain Gold Exploration
On March 28, 2007, Royal Gold entered into a Bridge Finance Facility Agreement with Battle Mountain and its wholly-owned subsidiary BMGX (Barbados) Corporation, as borrowers, whereby Royal Gold has agreed to make available to the borrowers a bridge facility of up to $20 million. As of March 31, 2007, approximately $13.91 million aggregate principal amount has been advanced to Battle Mountain under the bridge facility and is recorded as Note receivable — Battle Mountain Gold Exploration on the consolidated balance sheets of Royal Gold. Please see “Recent Developments — Other developments — Proposed Acquisition of Battle Mountain Gold Exploration Corp.” within this MD&A for further information.
Dividend Increase
On November 8, 2006, the Company announced that its Board of Directors increased the Company’s annual (calendar year) dividend from $0.22 to $0.26, payable on a quarterly basis of $0.065 per share of common stock, quarterly dividends of $0.065 per share were paid on January 19, 2007 and April 20, 2007.
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
Also in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity in practices surrounding how public companies quantify and evaluate the materiality of financial statement misstatements. SAB 108 provides that once a current year misstatement has been quantified, the guidance in Staff Accounting Bulletin No. 99, Financial Statements – Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company elected early application of SAB 108 during its third quarter ending

March 31, 2007. Please see Note 12 to the consolidated financial statements for further discussion of the effect of the Company’s early application of SAB 108.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows entities to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating the impact, if any, the adoption of Statement No. 159 could have on our financial statements.
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. The words “believe,” “estimate,” “expect,” “anticipate,” and “project” and similar expressions are included to identify forward-looking statements. Such forward-looking statements include statements regarding projected production and reserve estimates from the operators of our royalty properties, the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as capital expenditures and costs associated with business development and exploration, settlement of the Casmalia matter, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices;

•	the performance of our other producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	unanticipated grade, geological, metallurgical, processing or other problems at these properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	foreign, federal or state legislation governing us or the operators;

•	the availability of royalties for acquisition or other acquisition opportunities;

•	our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental laws and enforcement and uncertain political and economic environments;

•	the ultimate additional liability, if any, to the State of California in connection with Casmalia matter; and

•	future interpretations and complexity under FIN 46R and SAB 108 and related accounting rules and interpretations of such rules in relation to CVP.
as well as other factors described elsewhere in our Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission (the “SEC”). Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

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
During the nine months ended March 31, 2007, we reported royalty revenues of $34.0 million, with an average gold price for the period of $629 per ounce. The Company’s GSR1 royalty, on the Pipeline Mining Complex, which produced approximately 44% of the Company’s revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. These variable steps are described in the Company’s Annual Report on Form 10-K. For the nine months ended March 31, 2007, if the price of gold had averaged higher or lower by $20 per ounce, the Company would have recorded an increase or decrease in revenues of approximately $729,000. Due to the set price steps in GSR1, the effects of changes in the price of gold cannot be extrapolated on a linear basis.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of March 31, 2007, concluded that our disclosure controls and procedures were effective for this purpose.
In coming to the conclusion that our disclosure controls and procedures were effective as of March 31, 2007, our management considered the control deficiency related to the periodic review of the application of generally accepted accounting principles, which resulted in an error related to the effect of proportionately, rather than fully, consolidating Crescent Valley Partners, L.P. (“CVP”) within our previously issued financial statements as disclosed in Note 12 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and took into consideration (i) that the adjustments to adopt SAB 108 did not have a material impact on the interim financial statements for the first and second quarters of fiscal 2007 taken as a whole; (ii) that the adjustments that would have been made to fully consolidate CVP had we restated prior annual periods or the interim periods for fiscal 2006 (had SAB 108 not been adopted) would not have had a material impact on the financial statements for any such periods taken as a whole, (iii) that there was no cumulative impact on retained earnings or shareholders’ equity upon adoption of SAB 108, nor would there have been a cumulative impact on retained earnings, shareholders equity or net income for any interim or annual periods prior to the adoption of SAB 108; and (iv) that we decided to correct the error to our previously issued financial statements solely because the cumulative impact of fully consolidating CVP, if recorded in the current period, would have been material to the current quarter and estimated year’s results. Based on the foregoing review and analysis, our management concluded that the control deficiency that resulted in the error, both individually and when aggregated with other deficiencies, did not constitute a material weakness.
Changes in Internal Controls
During the fiscal quarter ended March 31, 2007, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our 2006 Annual Report on Form 10-K. In addition to the risk factors previously disclosed, we identify the following risks related to our business:
Estimates of production by the operators of mines in which we have royalty interests are subject to change.
Production estimates are prepared by the operators of the mining properties. There are numerous uncertainties inherent in estimating anticipated production attributable to our royalty interests, including many factors beyond our control or that of the operators of mineral properties in which we have royalty interests. We do not participate in the preparation or verification of production estimates and have not independently assessed or verified the accuracy of such information. The estimation of anticipated production is a subjective process and the accuracy of any such estimates is a function of the quality of available data, reliability of production history, variability in grade encountered, mechanical or other problems encountered and engineering and geological interpretation and operator judgment. Rates of production may be less than anticipated. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may cause actual production to vary materially from such estimates.
Acquired royalty interests may not produce anticipated royalty revenues
The royalty interests we acquire may not produce the anticipated royalty revenues. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments, particularly acquisitions of royalties on development stage properties. If the operator does not bring the property into production and operate in accordance with feasibility studies, acquired royalty interests may not yield royalty revenues or sufficient royalty revenues to be profitable. The Taparko Project in Burkina Faso and the Peñasquito Project in Mexico represent our largest development or pre-production stage royalty acquisitions to date. In addition, the Pascua-Lama Project in Chile is in a pre-production stage. The failure of these projects to produce anticipated royalty revenues may materially or adversely affect our anticipated revenue and cash flows and our return on investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated April 17, 2007, among Battle Mountain Gold Exploration Corp., Royal Gold, Inc. and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to Royal Gold’s Current Report on Form 8-K (File No. 001-13357) on April 18, 2007 and incorporated herein by reference)
10.1	Term Loan Agreement between Royal Gold Chile Limitada and HSBC Bank USA, National Association, dated as of March 1, 2007
10.2	Guaranty between Royal Gold, Inc. and HSBC Bank USA, National Association, dated as of March 1, 2007
10.3	Letter Agreement by Royal Gold, Inc. and accepted by Battle Mountain Gold Exploration Corp. dated as of February 28, 2007 (filed as Exhibit 99.3 to Royal Gold’s Schedule 13D on March 15, 2007 and incorporated herein by reference)
10.4	Option and Support Agreement by and between Royal Gold, Inc. and Mark D. Kucher dated as of March 5, 2007 (filed as Exhibit 99.1 to Royal Gold’s Schedule 13D on March 15, 2007 and incorporated herein by reference)
10.5	Option and Support Agreement by and between Royal Gold, Inc. and IAMGOLD Corporation dated as of March 5, 2007 (filed as Exhibit 99.2 to Royal Gold’s Schedule 13D on March 15, 2007 and incorporated herein by reference)
10.6	Term Sheet by Royal Gold Inc. and accepted by Battle Mountain Gold Exploration Corp. dated as of February 28, 2007
10.7	Bridge Finance Facility Agreement among Battle Mountain Gold Exploration Corp. and BMGX (Barbados) Corporation as Royal Gold, Inc. dated March 28, 2007 (filed as Exhibit 99.1 to Royal Gold’s Schedule 13D/A (Amendment No. 2) on April 2, 2007 and incorporated herein by reference)
10.8	Secured Promissory Note by Battle Mountain Gold Exploration Corp. and BMGX (Barbados) Corporation to Royal Gold, Inc. dated March 28, 2007 (filed as Exhibit 99.2 to Royal Gold’s Schedule 13D/A (Amendment No. 2) on April 2, 2007 and incorporated herein by reference)
10.9	Voting Limitation Agreement by and between Royal Gold, Inc. and Battle Mountain Gold Exploration Corp. dated as of March 28, 2007 (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K (File No. 001-13357) on March 30, 2007 and incorporated herein by reference)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.1	Form of Amended Code of Ethics (filed as Exhibit 99.1 to the Company’s current Report on Form 8-K. (File No. 001-13357) on November 13, 2006, and incorporated herein by reference.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: May 3, 2007	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: May 3, 2007	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer

Exhibit Index

Exhibit No.	Descirption
2.1	Agreement and Plan of Merger, dated April 17, 2007, among Battle Mountain Gold Exploration Corp., Royal Gold, Inc. and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to Royal Gold’s Current Report on Form 8-K (File No. 001-13357) on April 18, 2007 and incorporated herein by reference)
10.1	Term Loan Agreement between Royal Gold Chile Limitada and HSBC Bank USA, National Association, dated as of March 1, 2007
10.2	Guaranty between Royal Gold, Inc. and HSBC Bank USA, National Association, dated as of March 1, 2007
10.3	Letter Agreement by Royal Gold, Inc. and accepted by Battle Mountain Gold Exploration Corp. dated as of February 28, 2007 (filed as Exhibit 99.3 to Royal Gold’s Schedule 13D on March 15, 2007 and incorporated herein by reference)
10.4	Option and Support Agreement by and between Royal Gold, Inc. and Mark D. Kucher dated as of March 5, 2007 (filed as Exhibit 99.1 to Royal Gold’s Schedule 13D on March 15, 2007 and incorporated herein by reference)
10.5	Option and Support Agreement by and between Royal Gold, Inc. and IAMGOLD Corporation dated as of March 5, 2007 (filed as Exhibit 99.2 to Royal Gold’s Schedule 13D on March 15, 2007 and incorporated herein by reference)
10.6	Term Sheet by Royal Gold Inc. and accepted by Battle Mountain Gold Exploration Corp. dated as of February 28, 2007
10.7	Bridge Finance Facility Agreement among Battle Mountain Gold Exploration Corp. and BMGX (Barbados) Corporation as Royal Gold, Inc. dated March 28, 2007 (filed as Exhibit 99.1 to Royal Gold’s Schedule 13D/A (Amendment No. 2) on April 2, 2007 and incorporated herein by reference)
10.8	Secured Promissory Note by Battle Mountain Gold Exploration Corp. and BMGX (Barbados) Corporation to Royal Gold, Inc. dated March 28, 2007 (filed as Exhibit 99.2 to Royal Gold’s Schedule 13D/A (Amendment No. 2) on April 2, 2007 and incorporated herein by reference)
10.9	Voting Limitation Agreement by and between Royal Gold, Inc. and Battle Mountain Gold Exploration Corp. dated as of March 28, 2007 (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K (File No. 001-13357) on March 30, 2007 and incorporated herein by reference)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.1	Form of Amended Code of Ethics (filed as Exhibit 99.1 to the Company’s current Report on Form 8-K. (File No. 001-13357) on November 13, 2006, and incorporated herein by reference.)