Form 10-K
period 2007-06-30
ROYAL GOLD INC
filed 2007-08-22
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From               to
Commission File Number 001-13357
Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0835164
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1660 Wynkoop Street, Suite 1000
Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (303) 573-1660
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value
(title of class)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):       Large accelerated filer ☑       Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold on December 31, 2006, as reported on the NASDAQ Global Select Market was $724.7 million. As of August 15, 2007, there were 28,663,756 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders scheduled to be held on November 7, 2007, and to be filed within 120 days after June 30, 2007, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Royal Gold, Inc. and its subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report.
PART I
ITEM 1. BUSINESS
General
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the 2007 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests through asset and corporate transactions, and the creation of royalty interests through financing and strategic exploration alliances.
As discussed in further detail throughout this report, some of our significant developments during fiscal year 2007 were as follows:
(1)	Our royalty revenues increased to $48.4 million, compared with $28.4 million during fiscal year 2006;

(2)	We completed the purchase of a 2.0% net smelter return (“NSR”) royalty interest on the Peñasquito project located in the State of Zacatecas, Mexico, and under development by a subsidiary of Goldcorp Inc. (“Goldcorp”);

(3)	We, through a newly-formed, wholly-owned Chilean subsidiary, Royal Gold Chile Limitada (“RGCL”), completed the purchase of two royalty interests on the Pascua-Lama project (“Pascua-Lama”) located in Chile and under development by a subsidiary of Barrick Gold Corporation (“Barrick”);

(4)	We completed the purchase of a sliding-scale NSR royalty and certain unpatented mining claims on the Gold Hill deposit located in Nye County, Nevada, and operated by Kinross Gold Corporation (“Kinross”);

(5)	We entered into a definitive merger agreement with Battle Mountain Gold Exploration Corp. (“Battle Mountain”);

(6)	We sold 4,400,064 shares of our common stock in an underwritten public offering, at a price of $29.25 per share, resulting in net proceeds to us of approximately $121.9 million; and

(7)	We declared an increase in our calendar year dividend to $0.26 per basic share, which is paid in quarterly installments throughout calendar 2007. This represents an 18% increase compared with the dividend paid during calendar year 2006.

Our Producing Royalty Interests
Our principal royalty interests are shown in the following table. Please see Item 2, Properties, of this report for further discussion on our producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)

Pipeline Mining Complex	Lander County, NV	Barrick	GSR1: 0.40%-5.0% sliding- scale gross smelter return (“GSR”)
GSR2: 0.72%-9.0% sliding- scale GSR,
GSR3: 0.71% GSR
NVR (1): 0.39% net value royalty (“NVR”)

Robinson	White Pine, NV	Quadra Mining Ltd. (“Quadra”)	3.0% net smelter return (“NSR”) (copper, gold, silver, molybdenum)

SJ Claims – Goldstrike	Eureka County, NV	Barrick	0.9% NSR

Troy	Lincoln County, MT	Revett Minerals, Inc. (“Revett”)	7.0% GSR (silver and copper)

Leeville Mining Complex (Leeville North and Leeville South)	Eureka County, NV	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Bald Mountain	White Pine County, NV	Barrick	1.75%-3.5% sliding-scale NSR

Mulatos	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	0.30%-1.5% sliding-scale NSR

Martha	Santa Cruz Province, Argentina	Coeur d’Alene Mines Corporation (“Coeur d’Alene”)	2.0% NSR (silver)

(1)	The NVR1 royalty is a 1.25% NVR royalty. The Company owns 31.6% of the 1.25% NVR (or 0.39%), while our consolidated minority interest owns the remaining portion of the 1.25% NVR.

Our Development Stage Royalty Interests
We also own the following royalty interests that are currently in development stage and are not yet in production. Please see Item 2, Properties, of this report for further discussion on our development stage royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)

Taparko (1)	Burkina Faso	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1) and a 4.3% GSR (TB-GSR2) (or a sliding-scale)
Peñasquito (2)	Zacatecas, Mexico	Goldcorp	2.0% NSR
Pascua-Lama (2)	Atacama, Chile	Barrick	0.16%-1.08% sliding-scale NSR
Gold Hill	Nye County, NV	Kinross	1.0%-2.0% sliding-scale NSR

(1)	In July 2007, High River announced initial gold production at Taparko and that they expect to produce approximately 35,000 ounces of gold during the remainder of calendar 2007.

(2)	See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, for further discussion on this royalty acquisition.

Our Exploration Stage Royalty Interests
In addition, we own royalty interests in the following exploration stage projects. None of these exploration stage projects contains proven and probable reserves as of December 31, 2006. Please see Item 2, Properties, of this report for further discussion on our exploration stage royalty interests.

Property	Location	Royalty	Controlled By

Santa Cruz Province	Argentina	2.0% NSR	Hidefield Gold PLC (“Hidefield”)
Long Valley	California	1.0% NSR	Vista Gold Corporation (“Vista Gold”)
Kettukuusikko	Finland	2.0% NSR	Taranis Resources, Inc. (“Taranis:”)
Rock Creek	Montana	1.0% NSR	Revett
Mule Canyon	Nevada	5.0% NSR	Newmont
Buckhorn South	Nevada	16.5% Net Profits Interest (“NPI”)	Cortez JV
Ferris/Cooks Creek	Nevada	1.5% NVR	Cortez JV
Horse Mountain	Nevada	0.2% NVR	Cortez JV
Simon Creek	Nevada	1.0% NSR	Barrick
Rye	Nevada	0.5% NSR	Barrick
BSC	Nevada	2.5% NSR	Nevada Pacific Gold (“Nevada Pacific”)
ICBM	Nevada	0.75% NSR	BH Minerals
Long Peak	Nevada	0.75% NSR	BH Minerals
Dixie Flats	Nevada	0.75% NSR	BH Minerals
Svetloye	Russia	1.0% NSR	Fortress Minerals Corporation (“Fortress”)
Our Operational Information
Financial Results
Our financial results are closely tied to the price of gold and other metals and production from our royalty properties. During the 2007 fiscal year, the price of gold averaged $638 per ounce compared with an average price of $527 per ounce for the 2006 fiscal year. As a result of increased gold prices and increased revenues from the Robinson and Mulatos mines and increased production at the Leeville Mining Complex and Troy mine, our royalty revenues increased to $48.4 million during fiscal 2007 compared with $28.4 million during fiscal 2006.
During our fiscal 2007, we derived most of our revenue from royalties from the Pipeline Mining Complex. In fiscal 2007, we generated royalty revenues of $21.5 million from the Pipeline Mining Complex, representing 44% of our total revenues, compared to $16.8 million, or 59% of our total revenues in fiscal 2006.
Our financial results are discussed in Part II, Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation, and within our audited consolidated financial statements as discussed in Part II, Item 8, Financial Statements and Supplementary Data.
Competition
The mining industry in general and the royalty segment in particular are intensely competitive. We compete with other royalty companies, mine operators and financial buyers in efforts to acquire existing royalties and with the lenders and investors providing debt and equity financing in connection with providing financing of mineral projects in our efforts to create new royalties. Many of our competitors in the lending and mining business are larger than we are and have greater access to capital than we have. Key competitive factors in the royalty acquisition and financing business include price, structure and access to capital.
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
Corporate Information
We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202, (303) 573-1660.
Available Information
Royal Gold maintains an internet website at www.royalgold.com. Royal Gold makes available, free of charge, through the Investor Relations section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Our SEC filings are available from the SEC’s Internet site at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Royal Gold’s charters of key committees of its Board of Directors and its Code of Business Conduct and Ethics are also available on the Company’s website. Any of the foregoing information is available in print to any stockholder who requests it by contacting Royal Gold’s Investor Relations Department at 303-573-1660.

Company Personnel
On August 15, 2007, we had 15 employees located in Denver, Colorado. Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.
Consulting services, relating primarily to geologic and geophysical interpretations and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of our business, are primarily provided by independent contractors.

ITEM 1A. RISK FACTORS
An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks. The market or trading price of our securities could decline due to any of these risks. In addition, please see our note about forward-looking statements included in Part I, Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, of this Annual Report on Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.
Risks Related to Our Business
Our revenues are largely dependent on a single property.
In fiscal year 2007, approximately 44% of our revenues were derived from royalties from the Pipeline Mining Complex, compared to approximately 59% being derived from the Pipeline Mining Complex in fiscal year 2006. We expect that revenue from our royalties on the Pipeline Mining Complex will continue to be a significant, though less dominant, contributor to our revenue in future periods. The Pipeline Mining Complex will continue to be material to our results of operations.
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
Volatility in gold and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues.
The profitability of our royalty interests and exploration properties is directly related to the market price of gold and, to a lesser degree, other metals. The market price of each metal can fluctuate significantly and is affected by numerous factors beyond the control of any mining company. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold, silver or copper should drop, our royalty revenues would also drop. Our sliding-scale GSR1 royalty amplifies this. When the gold price falls below the steps in the sliding-scale GSR1 royalty, we receive a lower royalty rate on production. In addition, if the gold, silver or copper price drops dramatically, we might not be able to recover our investment in royalty interests or properties. The selection of a royalty investment or of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of royalty interests.
The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of gold, based on the London P.M. fix.
Gold Price Per Ounce ($)

Year	High	Low
1998	$313	$273
1999	326	253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007 (through August 15, 2007)	691	608
The volatility in silver prices is illustrated by the following table which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of silver, based on the London P.M. fix.
Silver Price Per Ounce ($)

Year	High	Low
1998	$7.81	$4.69
1999	5.75	4.88
2000	5.45	4.57
2001	4.82	4.07
2002	5.10	4.24
2003	5.97	4.37
2004	8.29	5.50
2005	9.23	6.39
2006	14.94	8.83
2007 (through August 15, 2007)	14.58	12.21

The volatility in copper prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per pound of copper, based on the London Metal Exchange cash settlement price for copper Grade A.
Copper Price Per Pound ($)

Year	High	Low
1998	$0.82	$0.67
1999	0.80	0.63
2000	0.89	0.76
2001	0.81	0.62
2002	0.75	0.67
2003	1.00	0.72
2004	1.43	1.10
2005	2.08	1.44
2006	3.65	2.15
2007 (through August 15, 2007)	3.73	2.37
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
Although we are not required to pay operating costs, our financial results are subject to all of the hazards and risks normally associated with developing and operating mining properties, both for the properties where we have strategic exploration alliances or indirectly for properties operated by others where we hold royalty interests. These risks include:
•	insufficient ore reserves;

•	fluctuations in production costs by the operators or third parties that may make mining of ore uneconomic or impact the amount of reserves;

•	declines in the price of gold and other metals;

•	significant environmental and other regulatory restrictions;

•	labor disputes;

•	geological problems;

•	pit walls or tailings dam failures;

•	natural catastrophes such as floods or earthquakes; and

•	the risk of injury to persons, property or the environment.
Operating cost increases can have a negative effect on the value of and income from our royalty interests, and may cause an operator to curtail, delay or close operations at a mine site.
Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision.
There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control or that of the operators of mineral properties in which we have a royalty interest. Reserve estimates on our royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information. The estimation of reserves and of other mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data, engineering and geological interpretation, and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty and such prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.
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

We may be unable to successfully acquire additional royalty interests.
Our future success depends upon our ability to acquire royalty interests at appropriate valuations, including through corporate acquisitions, to replace depleting reserves and to diversify our royalty portfolio. We anticipate that most of our revenues will be derived from royalty interests that we acquire or finance, rather than through exploration and development of properties. There can be no assurance that we will be able to identify and complete the acquisition of such royalty interests, or businesses that own desired royalty interests, at reasonable prices or on favorable terms. In addition, we face competition in the acquisition of royalty interests. If we are unable to successfully acquire additional royalties, the reserves on properties currently covered by our royalties will decline as existing reserves are mined. Furthermore, we may experience negative reactions from the financial markets, our collaborative partners and employees if we are unable to successfully complete acquisitions of royalty interests or businesses that own desired royalty interests. Each of these factors may adversely affect the trading price of our Common Stock or financial results and operations.
Acquired royalty interests may not produce anticipated royalty revenues.
The royalty interests we acquire may not produce the anticipated royalty revenues. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments, particularly acquisitions of royalties on development stage properties. If the operator does not bring the property into production and operate in accordance with feasibility studies, acquired royalty interests may not yield royalty revenues or sufficient royalty revenues to be profitable. The Taparko project in Burkina Faso and the Peñasquito project in Mexico represent our largest development stage royalty acquisitions to date. In addition, our Pascua-Lama acquisition in Chile is in a pre-production stage. The failure of these projects to produce anticipated royalty revenues may materially and adversely affect our financial condition, results of operations and cash flows.
Anticipated federal legislation could decrease our royalty revenues.
In recent years, the United States Congress has considered a number of proposed major revisions of the General Mining Law, which governs the creation and possession of mining claims and related activities on federal public lands in the United States. It is possible that another bill may be introduced in the Congress and it is possible that a new law could be enacted. If a new mining law is enacted, it might impose a royalty upon production of minerals from federal lands and might contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent new legislation may affect existing mining claims or operations, but it could raise the cost of mining operations, perhaps materially affecting operators and our royalty revenue.
The effect of any revision of the General Mining Law on our royalty interests in the United States cannot be determined conclusively until such revision, if any, is enacted. The majority of our United States royalty interests are on public lands. If a royalty, assessment, production tax, or other levy imposed on and measured by production is charged to the operator at the Pipeline Mining Complex, the amount of that charge would be deducted from gross proceeds for calculation of our GSR1, GSR2 and GSR3 royalties, which would reduce our royalty revenues from these royalties.

The mining industry is subject to significant environmental risks.
Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad, intended to ensure the protection of the environment, are constantly changing and generally are becoming more restrictive and costly. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, it could reduce our royalty revenues. To the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition, results of operations and cash flows.
If title to properties are not properly maintained by the operators, our royalty revenues may be decreased.
The validity of unpatented mining claims, which constitute a significant portion of the properties on which we hold royalties in the United States, is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and therefore it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of an unpatented mining claim. If title to unpatented mining claims included among our royalty properties is not properly maintained, our royalty revenues could be adversely affected.
Foreign operations are subject to many risks.
Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment, and taxation. We currently have interests in projects in Argentina, Burkina Faso, Finland, Mexico, Russia and Chile. We also evaluate precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Central America, Europe, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.

We are also subject to the risks of operating in Burkina Faso, West Africa. Countries in the region have historically experienced periods of political uncertainty, exchange rate fluctuations, balance of payments and trade difficulties and problems associated with extreme poverty and unemployment. Any of these economic or political risks could adversely affect the Taparko project.
Our operations in Mexico are subject to risks such as the effects of political developments and local unrest, and communal property issues. In the past, Mexico has experienced prolonged periods of weak economic conditions characterized by exchange rate instability, increased inflation and negative economic growth, all of which could occur again in the future. Any of these risks could adversely affect the Mulatos mine and the Peñasquito project.
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
Our Martha royalty is subject to risks relating to operating in Argentina. Argentina, while currently economically and politically stable, has experienced political instability, currency fluctuations and changes in banking regulations in recent years. Future instability, currency value fluctuations or regulation changes could adversely affect our revenues from the Martha mine.
Risks Related to Our Common Stock
Our stock price may continue to be volatile and could decline.
The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock were $20.50 and $12.30 in the fiscal year ended June 30, 2005, $41.66 and $18.74 in the fiscal year ended June 30, 2006 and $37.50 and $23.25 for the fiscal year ended June 30, 2007. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:
•	market prices of gold and other metals;

•	interest rates;

•	expectations regarding inflation;

•	ability of operators to produce precious metals and develop new reserves;

•	currency values;

•	general stock market conditions; and

•	global and regional political and economic conditions.

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
Provisions in our Certificate of Incorporation may make it more difficult for third parties to acquire control of us or to remove our management. Some of these provisions are:
•	Permit our board of directors to issue preferred stock that has rights senior to the Common Stock without shareholder approval; and

•	Provide for three classes of directors serving staggered, three-year terms.
We are also subject to the business combination provisions of Delaware law that could delay, deter or prevent a change in control. In addition, we have adopted a Stockholder’s Rights Plan that imposes significant penalties upon a person or group that acquires 15% or more of our outstanding Common Stock without the approval of the board of directors. Any of these measures could prevent a third party from pursuing an acquisition of Royal Gold, even if shareholders believe the acquisition is in their best interests.
ITEM 2. PROPERTIES
Royalties on Producing Properties
Recent activities at each of the significant producing properties in which we have a royalty interest are described in the following pages. Please also see Note 3 to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on these properties.
We do not operate the properties in which we have royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralization. There is more information available to the public from the operators of the properties in which we have royalties, including reports filed by Newmont, Coeur d’Alene, and Barrick with the Securities and Exchange Commission. For risks to our business associated with operations of mining properties by third parties see generally the risks described under Part I, Item 1A, “Risk Factors.” For risks associated with the operators’ reserve estimates, please see Part I, Item 1A, “Risk Factors – Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision” of this Annual Report on Form 10-K for further detail.

Pipeline Mining Complex
The Pipeline Mining Complex is a large open pit, mill and heap leach operation located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. The Pipeline Mining Complex includes the Pipeline, South Pipeline, Gap and Crossroads deposits and is operated by the Cortez Joint Venture.
The royalty interests we hold at the Pipeline Mining Complex include:
(a)	Reserve Claims (“GSR1”). This is a sliding-scale GSR royalty for all gold produced from the “Reserve Claims,” which includes 52 claims that encompass all of the proven and probable reserves in the Pipeline and South Pipeline deposits as of April 1, 1999. As defined in our royalty agreement with Cortez, our GSR royalty applies to revenues attributed to products mined and removed, with no deduction for any costs paid by or charged to Cortez, except for deductions of Mining Law reform costs. Mining Law reform costs includes all amounts paid by or charged to Cortez for any royalty, assessment, production tax or other levy imposed on and measured by production, to the extent that any such levy is hereafter imposed by the United States, in connection with reform of the General Mining Law or otherwise. As defined, no such Mining Law reform costs are currently deducted since no such reform has yet occurred. The revenues attributed to Cortez are determined on a deemed market value basis of total production for each calendar quarter outturned to Cortez’s account at the refiner. The GSR royalty rate on the Reserve Claims is tied to the gold price, without indexing for inflation or deflation as shown in the table below.

(b)	GAS Claims (“GSR2”). This is a sliding-scale GSR royalty for all gold produced from the 288 claims outside of the Reserve Claims. The GAS Claims include 310 lode mining claims, but production from 22 of the GAS Claims that encompass the South Pipeline reserve as of April 1, 1999, are subject to the Reserve Claims GSR royalty. The GSR royalty rate on the GAS Claims is tied to the gold price, without indexing for inflation or deflation, and applies to revenues attributed to products mined and removed, with no deduction of costs, except for Mining Law reform costs, if any.
(c)	Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% for the life of the mine and covers the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2.

(d)	Net Value Royalty (“NVR1”). This is a fixed 1.25% NVR on production from the GAS Claims located on a portion of the Pipeline Mining Complex that excludes the Pipeline open pit. The Company owns 31.6% of the 1.25% NVR (or 0.39%) while our consolidated minority interest owns the remaining portion of the 1.25% NVR. This NVR1 royalty is calculated by deducting contract defined processing-related and associated capital costs, but not mining costs from the revenue received by the operator from the claims covered by the royalty.

(e)	The Silver GSR. This is a 7.0% GSR royalty on all silver produced from any of the Reserve Claims or the GAS claims.

(f)	The Other Products NSR. This is a 3.0% NSR royalty on all products, other than gold or silver, produced from any of the Reserve Claims or GAS claims, commencing July 1, 1999. This NSR is defined as the actual price received by Cortez for the sale of products other than gold and silver prior to delivery to any customer, refinery or upgrading facility and after deductions for any Mining Law reform costs, the costs of insuring, marketing, freight or transportation and, if applicable, refining and treatment costs, for such products. There is no current production attributed to this royalty interest.
The following shows the current sliding-scale GSR royalty rates under our royalty agreement with Cortez:

London PM Quarterly Average			GSR1	GSR2
Price of Gold Per Ounce ($U.S.)			Royalty Percentage	Royalty Percentage
Below		$210.00	0.40%	0.72%
$210.00	-	$229.99	0.50%	0.90%
$230.00	-	$249.99	0.75%	1.35%
$250.00	-	$269.99	1.30%	2.34%
$270.00	-	$309.99	2.25%	4.05%
$310.00	-	$329.99	2.60%	4.68%
$330.00	-	$349.99	3.00%	5.40%
$350.00	-	$369.99	3.40%	6.12%
$370.00	-	$389.99	3.75%	6.75%
$390.00	-	$409.99	4.00%	7.20%
$410.00	-	$429.99	4.25%	7.65%
$430.00	-	$449.99	4.50%	8.10%
$450.00	-	$469.99	4.75%	8.55%
$470.00	-	and above	5.00%	9.00%

Under certain circumstances we would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.
Barrick estimated that at a $475 gold price, proven and probable reserves related to our royalty interests at the Pipeline Mining Complex includes 82.65 million tons of ore, at an average grade of 0.028 ounces per ton, containing approximately 2.326 million ounces of gold as of December 31, 2006. In addition, Barrick has reported additional mineralized material at the Pipeline Mining Complex totaling 35.35 million tons of ore, at an average grade of 0.037 ounces of gold per ton.
The following illustration depicts the area subject to our royalty interests at the Pipeline Mining Complex:

SJ Claims
We own a 0.9% NSR royalty on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by a subsidiary of Barrick, at its Goldstrike property. The SJ Claims and the Betze-Post open pit lie approximately 24 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on State Highway 766 for 19 miles and then on an improved gravel road for two miles.
Barrick estimated that at a $475 gold price, proven and probable reserves related to our royalty interest at the SJ Claims include 60.55 million tons of ore, at an average grade of 0.132 ounces per ton, containing approximately 7.977 million ounces of gold as of December 31, 2006. Barrick does not provide us with information regarding additional mineralized material on the SJ Claims that is related to our royalty interest.
The following map depicts the area subject to our royalty interest at the SJ Claims:

Leeville Project
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Mining Complex (collectively Leeville South and Leeville North), in Eureka County, Nevada. The Leeville Mining Complex is approximately 19 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on State Highway 766 for 19 miles and then on an improved gravel road for two miles. Leeville North is an underground mine currently under production ramp up by Newmont. Newmont has announced that it intends to be at full production at Leeville North by the end of calendar 2007. Currently, we derive royalty revenue from underground operations on a portion of the Leeville South and North mines, which are operated by a subsidiary of Newmont. Production from the Leeville South mine is expected to continue throughout calendar 2007.
As of December 31, 2006, Newmont estimated that at a $500 gold price, proven and probable reserves related to the Leeville South mine includes 29,000 tons of ore, at an average grade of 0.310 ounces per ton, containing 9,000 ounces of gold. In addition, Newmont has reported additional mineralized material at Leeville South totaling 21,000 tons of ore, at an average grade of 0.300 ounces of gold per ton.
At the Leeville North mine, proven and probable reserves include 5.15 million tons of ore, at an average grade of 0.454 ounces per ton, containing 2.339 million ounces of gold as of December 31, 2006. In addition, Newmont has reported additional mineralized material totaling 1.44 million tons of ore, at an average grade of 0.373 ounces of gold per ton, at Leeville North.
The following map depicts the area subject to our royalty interest at the Leeville Project:

Troy Mine
In the second quarter of fiscal year 2005 and in connection with financing provided by the Company to Revett, we acquired two royalty interests in the Troy underground silver and copper mine, operated by a subsidiary of Revett, located in Lincoln County, Montana. The Troy mine is approximately 15 miles south of the town of Troy, Montana, and access is via a paved road connected to State Highway 56. Please see Note 3 to the consolidated financial statements for further information in connection with the financing provided by the Company.
The first royalty interest we acquired in the Troy mine is a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine. The 7.0% GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.7 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first. We have received cumulative payments with the GSR royalty totaling $5.5 million through June 30, 2007. The second royalty interest we acquired in the Troy Mine is a perpetual GSR royalty, which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a perpetual 2.0% GSR royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper.
As of December 31, 2006, Revett estimated that at an $11.00 per ounce silver price, proven and probable reserves related to the Troy mine include 12.05 million tons of ore, at an average grade of 1.14 ounces per ton, containing 13.768 million ounces of silver. In addition, Revett has reported additional mineralized material at the Troy mine totaling 45.22 million tons of ore, at an average grade of 1.36 ounces per ton of silver.
As of December 31, 2006, Revett estimated that at a $2.00 per pound copper price, proven and probable reserves related to the Troy mine includes 12.19 million tons of ore, at an average grade of 0.54 percent, containing 131 million pounds of copper. In addition, Revett has reported additional mineralized copper material at the Troy mine totaling 45.22 million tons of ore, at an average grade of 0.64 percent of copper.

All of the ground within the “area of interest”, as labeled in the following map, depicts the area subject to our royalty interests at the Troy mine:

Bald Mountain Mine
We own a 1.75% to 3.5% sliding-scale NSR royalty on a portion of the Bald Mountain mine. The Bald Mountain mine is an open pit, heap leach mine operated by a subsidiary of Barrick. The Bald Mountain mine is located in White Pine County, approximately 65 miles south of Elko, Nevada. The Bald Mountain mine is approximately midway between Elko and Ely, Nevada. From Elko, the mine is reached by driving on paved State Highway 46 south for approximately 45 miles, then for 30 miles on an improved gravel road to the mine site. From Ely, the drive is 30 miles west on paved United States Highway 50, then 55 miles north on the improved gravel Ruby Marshes Road.
As of December 31, 2006, Barrick informed us that the portion of the mine covered by our royalty interest contained proven and probable reserves of 51.49 million tons of ore, at an average grade of 0.039 ounces per ton, containing approximately 2.024 million ounces of gold. These reserves are based on a gold price of $475 per ounce. In addition, Barrick has reported that the property covered by our royalty interest contains an additional 7.64 million tons of additional mineralized material, at an average grade of 0.036 ounces per ton of gold.
The following map depicts the area subject to our royalty interests at the Bald Mountain mine:

Robinson Mine
We own a 3.0% NSR royalty on all mineral production from the Robinson open pit mine operated by a subsidiary of Quadra Mining Ltd. The Robinson mine produces two flotation concentrates for sale to third party smelters. One concentrate contains copper, gold and silver. The second is a molybdenum concentrate. Access to the property is via Nevada state highway 50, 6 1/2 miles west of Ely, Nevada, in White Pine County.
As of December 31, 2006, Quadra informed us that the copper and gold reserves were 134.92 million tons, at an average grade of 0.008 ounces per ton of gold, containing 1.034 million ounces of gold and a copper grade of 0.69% equating to 1,863 million pounds of copper. The reserves were calculated at $500 per ounce for gold and $1.15 per pound of copper. Silver and molybdenum reserves were not reported but are produced and sold as a byproduct.
All of the ground within the “property boundary”, as labeled in the following map, is subject to our royalty interest at the Robinson mine:

Mulatos Mine
We own a 0.3% to 1.5% sliding-scale NSR royalty on the Mulatos open pit mine in southeastern Sonora, Mexico approximately 137 miles east of the city of Hermosillo and 186 miles south of the border with the United States. Access to the mine from the city of Hermosillo can be made via private chartered flight or paved and gravel road. Commercial production at the Mulatos mine began on April 1, 2006. Operation of the gold heap leach mine is by a subsidiary of Alamos. As of December 31, 2006, based upon a gold price of $500 per ounce, Alamos has reported proven and probable reserves of 43.79 million tons, at an average grade of 0.047 ounces per ton, containing 2.057 million ounces of gold. Additional mineralized material, based upon a 0.015 ounces per ton cut-off, is reported as 95.21 million tons of ore at 0.036 ounces per ton.
All of the ground within the shaded area on the following map depicts the area subject to our royalty interests at the Mulatos mine:

Martha Mine
We own a 2.0% NSR royalty on mineral production from certain properties in Santa Cruz Province, Argentina, including the underground Martha silver mine operated by Coeur d’Alene. The Martha mine is located in remote southern Argentina. The property is accessed by driving west-northwest from the coastal town of Puerto San Julian, which is approximately 1,300 miles south of Buenos Aires. From Puerto San Julian the mine is reached by driving 95 miles on public highways (the last 25 of which are unpaved roads) and then five miles on a local road, which is also unpaved.
As of June 30, 2007, Coeur d’Alene informed us that, at an $10.00 per ounce silver price, estimated proven and probable reserves associated with our Martha mine royalty includes approximately 113,700 tons of ore, at an average grade of 66.63 ounces per ton, containing approximately 7.576 million ounces of silver. Coeur d’Alene did not provide us with updated information regarding additional mineralized material for Martha mine that is related to our royalty interest.
The following map depicts the area subject to our royalty interests at the Martha mine:

Royalties on Development Stage Properties
The following is a description of our interests in royalties on development stage properties. There are proven and probable reserves associated with these properties at this time. Reserves are summarized below in this report in Item 2, Properties – Reserve Information.
Taparko Mine
In connection with financing provided by the Company to Societe des Mines de Taparko, also known as Somita SA (“Somita”), we acquired two initial production payments equivalent to GSR royalties and two subsequent GSR royalties on the Taparko project. Please see Note 3 to the consolidated financial statements for further information regarding the financing transaction. Please also refer to Note 13 to the consolidated financial statements for discussion on the Company’s funding commitment related to this financing transaction.
We own a production payment equivalent to a 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko project, located in Burkina Faso and operated by Somita. TB-GSR1 remains in-force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. We also own a production payment equivalent to a GSR sliding-scale royalty (TB-GSR2) on all gold produced from the Taparko project. TB-GSR2 runs concurrently with TB-GSR1, and remains in-force until the termination of TB-GSR1.
We also own a perpetual 2.0% GSR royalty (TB-GSR3) on all gold produced from the Taparko project area. TB-GSR3 will commence upon termination of the TB-GSR1 and TB-GSR2 royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest.
In addition, we own a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko project processing facilities that is mined from any area outside of the Taparko project area, subject to a maximum of 1.1 million tons per year. There currently are no proven and probable reserves associated with TB-MR1.
Peñasquito Project
We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito project, located in the State of Zacatecas, Mexico, and operated by Goldcorp.
The deposit consists of oxide and sulfide portions containing gold, silver, zinc and lead. Current site activities include infrastructure and processing facility construction.

Pascua-Lama Project
We own a production payment equivalent to a sliding-scale NSR based upon gold price as shown in the following table.

London PM Monthly Average			NSR
Price of Gold Per Ounce ($U.S.)			Royalty Percentage
Below		$325.00	0.16%
$325.01	-	$350.00	0.22%
$350.01	-	$375.00	0.27%
$375.01	-	$400.00	0.32%
$400.01	-	$500.00	0.56%
$500.01	-	$600.00	0.73%
$600.01	-	$800.00	0.91%
$800.01	-	and above	1.08%
The Pascua-Lama project is located on the border of Argentina and Chile within 6.25 miles of Barrick’s Valedaro project. Our royalty interest is applicable to all the gold production from Chile. Barrick is also the owner/operator of the Pascua-Lama project.
An additional royalty equivalent to 0.216% of proceeds from copper produced in Chile, net of allowable deductions, sold on or after January 1, 2017, is owned by the Company.
Gold Hill
We own a sliding-scale production payment equivalent to a 2.0% NSR at a gold price above $350. The royalty contains a buyout provision of $10.0 million as well as an advanced minimum payment provision; all payments are a reduction to the buyout price.
The property is located adjacent to the Round Mountain gold mine, (a 50/50 joint venture between Kinross and Barrick), 60 miles north of Tonopah in Nye County, Nevada. The Gold Hill property is 4 miles north of the Round Mountain gold mine, and encompasses 108 mining claims.

Reserve Information
Table 1 below summarizes proven and probable reserves for gold, silver, copper, zinc and lead that have been reported to us by the operators of our royalty interests as of December 31, 2006. Please refer to pages 30-31 for the footnotes to Table 1.
TABLE 1
Summary of Proven and Probable Gold Reserves Subject to Our Royalties (1,2)
As of December 31, 2006

				Average Gold	Gold Contained
			Tons	Grade	Ounces
Royalty	Operator	Category	(millions)	(ounces per ton)	(millions) (3)
Pipeline GSR1(4)	Barrick	Proven	10.78	0.043	0.466
		Probable	56.36	0.029	1.632
Pipeline GSR2(4)	Barrick	Proven	2.33	0.016	0.037
		Probable	13.17	0.015	0.192
Pipeline GSR3(4)	Barrick	Proven	13.12	0.038	0.502
		Probable	69.54	0.026	1.823
Pipeline NVR1(4)	Barrick	Proven	9.55	0.029	0.275
		Probable	52.71	0.024	1.273
SJ Claims(5)	Barrick	Reserve	60.55	0.132	7.977
Leeville North(6)	Newmont	Probable	5.15	0.454	2.339
Leeville South(7)	Newmont	Proven	0.03	0.310	0.009
Bald Mountain(5)	Barrick	Reserve	51.49	0.039	2.024
Robinson	Quadra	Proven	129.66	0.008	1.000
		Probable	5.27	0.006	0.033
Mulatos	Alamos	Proven	8.21	0.059	0.483
		Probable	35.57	0.044	1.574
Peñasquito (oxide) (8,9,18)	Goldcorp	Proven	46.41	0.006	0.283
		Probable	75.29	0.005	0.367
Peñasquito (sulfide)(8,9,18)	Goldcorp	Proven	470.57	0.017	7.855
		Probable	419.09	0.011	4.546
Pascua-Lama(8,10)	Barrick	Proven	38.23	0.053	2.029
		Probable	352.76	0.042	14.959
Taparko TB-GSR1(8,11)	High	Proven	—	—	—
	River	Probable	9.51	0.087	0.830
Taparko TB-GSR2(8,11)	High	Proven	—	—	—
	River	Probable	9.51	0.087	0.830
Gold Hill(8,12)	Kinross	Reserves

TABLE 1 (Continued)
Summary of Proven and Probable Silver Reserves Subject to Our Royalties(1,13)
As of December 31, 2006

					Silver
				Average Silver	Contained
			Tons	Grade	Ounces
Royalty	Operator	Category	(millions)	(ounces per ton)	(millions)(3)
Troy(14) 7.0% GSR	Revett	Reserve	9.03	1.14	10.323
6.1% GSR	Revett	Reserve	1.79	1.14	2.046
2.0% GSR	Revett	Reserve	1.22	1.14	1.399
Martha(19)	Coeur d’Alene	Proven	0.03	78.70	2.646
		Probable	0.08	61.52	4.930
Peñasquito (oxide)(8,9,18)	Goldcorp	Proven	46.41	0.61	28.244
		Probable	75.29	0.48	36.061
Peñasquito (sulfide)(8,9,18)	Goldcorp	Proven	470.57	0.99	466.993
		Probable	419.09	0.79	332.561
Summary of Proven and Probable Copper Reserves Subject to Our Royalties(1,15)
As of December 31, 2006

					Copper
				Average Copper	Contained
			Tons	Grade	Pounds
Royalty	Operator	Category	(millions)	(% Cu)	(millions)(3)
Troy (14) 7.0%	Revett	Reserve	7.89	0.54	85
6.1%		Reserve	1.58	0.54	17
2.0%		Reserve	2.72	0.54	29
Robinson	Quadra	Proven	129.66	0.69	1,787
		Probable	5.27	0.73	77
Summary of Proven and Probable Zinc Reserves Subject to Our Royalties(1,16)
As of December 31, 2006

					Zinc
				Average Zinc	Contained
			Tons	Grade	Pounds
Royalty	Operator	Category	(millions)	(% Zn)	(millions)(3)
Peñasquito (sulfide) (8,9,18)	Goldcorp	Proven	470.57	0.78	7,363
		Probable	419.09	0.65	5,445

TABLE 1 (Continued)
Summary of Proven and Probable Lead Reserves Subject to Our Royalties(1,17)
As of December 31, 2006

					Lead
				Average Zinc	Contained
			Tons	Grade	Pounds
Royalty	Operator	Category	(millions)	(% Pb)	(millions)(3)
Peñasquito (sulfide) (8,9,18)	Goldcorp	Proven	470.57	0.36	3,439
		Probable	419.09	0.29	2,447
Footnotes to Table 1

(1)	Set forth below are the definitions of proven and probable reserves used by the U.S. Securities and Exchange Commission. Some of our royalty operators are Canadian issuers. Their definitions of “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” conform to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of these terms as of the effective date of estimation as required by National Instrument 43-101 of the Canadian Securities Administrators. The Canadian definitions of “reserve,” “proven (measured) reserves,” and “probable (indicated) reserves” are different than those used by the SEC, which are defined below.

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

“Probable (Indicated) Reserves” are reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.

(2)	Gold reserves were calculated by the various operators at the following per ounce price: $400 – Taparko; $475 – Cortez Pipeline and South Pipeline, SJ Claims, Bald Mountain, and Pascua-Lama; $500 – Leeville, Robinson and Mulatos; $525 – Peñasquito; and $535 – Cortez Gap.

(3)	“Contained ounces” or “contained pounds” do not take into account losses in processing the ore. The amounts shown are 100% of the reserves subject to our royalty interests.

(4)	GSR1, GSR2 and NVR1 reserves are a subset of the reserves covered by GSR3.

(5)	The operator at SJ and Bald Mountain did not provide a breakdown of proven and probable reserves.

(6)	Only probable reserves are reported by the operator for Leeville North.

(7)	Only proven reserves are reported by the operator for Leeville South.

(8)	Development stage property.

(9)	Operator reported reserve estimates by deposit types. An oxide deposit is one in which the oxide minerals predominate. A sulfide deposit is one in which the sulfide minerals predominate.

(10)	Royalty applies to all gold production from an area of interest in Chile. According to Barrick’s Exploraciones technical report dated March 30, 2005, approximately 80% of these reserves are located in Chile.

(11)	TB-GSR1 and TB-GSR2 royalties apply to production from the same reserve. In July 2007, High River announced initial gold production.

(12)	Round Mountain Gold Corporation’s Gold Hill reserves are not separately detailed in their publicly available financial reports. However, Barrick stated in its September 2006 Nevada Mine Tour presentation titled “Barrick in Nevada,” posted on their website, that as of December 31, 2005, there were 375,000 contained ounces in reserves that represent their 50% share of the project. They did not indicate whether the reserves were proven or probable.

(13)	Silver reserves were calculated by the operators at $11.00 per ounce for Troy, $10.00 per ounce for Martha and $7.00 per ounce for Peñasquito.

(14)	Due to the royalty structure at the Troy mine, reserves cannot be broken down into proven and probable.

(15)	Copper reserves were calculated by the operators at $2.00 per pound for Troy and $1.15 for Robinson.

(16)	Zinc reserves were calculated by the operator at $0.80 per pound.

(17)	Lead reserves were calculated by the operator at $0.40 per pound.

(18)	Goldcorp revised its December 31, 2006, reserve estimates in June 2007. The reserve amounts shown reflect the June 2007 updates by Goldcorp.

(19)	Coeur d’Alene revised its December 31, 2006, reserve estimates in June 2007. The reserve amounts shown reflect the June 2007 updates by Coeur d’Alene.

Table 2 below summarizes additional mineralization for gold, silver, copper, lead and zinc which have been reported to us by the operators of our royalty interests as of December 31, 2006. Please refer to page 34 for the footnotes to Table 2.
TABLE 2
Gold Additional Mineralization Subject to Our Royalties(1)
As of December 31, 2006

				Average Gold
		Additional Mineralized	Tons	Grade
Royalty	Operator	Material(1,2)	(millions)	(ounces per ton)
		Measured(2)	2.46	0.030
		Indicated(2)	9.62	0.032
Pipeline GSR1(3)	Barrick	Inferred(2)	2.40	0.018
		Measured(2))	5.68	0.041
		Indicated(2)	15.16	0.043
Pipeline GSR2(3)	Barrick	Inferred(2)	0.04	0.039
		Measured(2)	8.13	0.038
		Indicated(2)	24.78	0.038
Pipeline GSR3(3)	Barrick	Inferred(3,4)	2.44	0.018
		Measured(2)	6.39	0.040
		Indicated(2)	19.01	0.040
Pipeline NVR1(3)	Barrick	Inferred(2)	1.88	0.014
		Measured(2)	—	—
		Indicated(2)	—	—
Leeville North	Newmont	Inferred(2)	1.44	0.373
		Measured(2)	0.02	0.300
		Indicated(2)	—	—
Leeville South	Newmont	Inferred(2)	—	—
		Measured & Indicated(2)	7.64	0.036
Bald Mountain	Barrick	Inferred(2)	—	—
		Measured(2)	12.75	0.042
		Indicated(2)	82.45	0.035
Mulatos(4,5)	Alamos	Inferred(2)	—	—
		Measured(2)	8.71	0.002
		Indicated(2)	38.25	0.003
Peñasquito (oxide)(6,7,9)	Goldcorp	Inferred(2)	45.19	0.004
		Measured(3)	109.24	0.008
		Indicated(3)	591.71	0.006
Peñasquito (sulfide)(6,7,9)	Goldcorp	Inferred(3)	1,299.61	0.007
		Measured
		Indicated
Martha(8)	Coeur d’Alene	Inferred

TABLE 2 (Continued)
Silver Additional Mineralization Subject to Our Royalties(1)
As of December 31, 2006

				Average Silver
		Additional Mineralized	Tons	Grade
Royalty	Operator	Material(1,2)	(millions)	(ounces per ton)
		Measured(2)	35.14	1.46
		Indicated(2)	10.08	0.99
Troy	Revett	Inferred(2)	—	—
		Measured(2)
		Indicated(2)
Martha(8)	Coeur d’Alene	Inferred(2)
		Measured(2)	8.71	0.20
		Indicated(2)	38.25	0.21
Peñasquito (oxide)(6,7,9)	Goldcorp	Inferred(2)	45.19	0.38
		Measured(2)	109.24	0.65
		Indicated(2)	591.71	0.56
Peñasquito (sulfide)(6,7,9)	Goldcorp	Inferred(2)	1,299.61	0.38
Copper Additional Mineralization Subject to Our Royalties(1)
As of December 31, 2006

		Additional Mineralized	Tons	Average Copper
Royalty	Operator	Material(1,2)	(millions)	Grade (%)
		Measured(2)	35.14	0.72
		Indicated(2)	10.08	0.36
Troy	Revett	Inferred(2)	—	—
Lead Additional Mineralization Subject to Our Royalties(1)
As of December 31, 2006

				Average Lead
		Additional Mineralized	Tons	Grade
Royalty	Operator	Material(1,2)	(millions)	(%)
		Measured(2)	109.24	0.24
		Indicated(2)	591.71	0.20
Peñasquito (sulfide)(6,7,9)	Goldcorp	Inferred(2)	1,299.61	0.07

TABLE 2 (Continued)
Zinc Additional Mineralization Subject to Our Royalties(1)
As of December 31, 2006

		Additional Mineralized	Tons	Average Zinc Grade
Royalty	Operator	Material(1,2)	(millions)	(%)
		Measured(2)	109.24	0.67
		Indicated(2)	591.71	0.55
Peñasquito (sulfide)(6,7,9)	Goldcorp	Inferred(2)	1,299.61	0.50
Footnotes to Table 2

(1)	Additional mineralized material is that part of a mineral system that has potential economic significance but cannot be included in the proven and probable ore reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based upon such work have been resolved. The U.S. Securities and Exchange Commission does not recognize this term. Investors are cautioned not to assume that any part or all of the mineral deposits in this category will ever be converted into reserves.

(2)	Some of our royalty operators are Canadian issuers and report “additional mineralized material” under their definitions of “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”, which conform to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of those terms as of the effective date of estimation, as required by National Instrument 43-101 of the Canadian Securities Administrators. Mineral resources which are not mineral reserves do not have economic viability. Canadian issuers use the terms “mineral resources” and its subcategories “measured,” “indicated” and “inferred” mineral resources. While such terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

(3)	GSR1, GSR2 and NVR1 additional mineralized material are a subset of the additional mineralized material covered by GSR3.

(4)	The Company’s royalty is subject to a 2.0 million ounce cap on gold production.

(5)	Cut-off grade of 0.015 ounces per ton.

(6)	Development stage property.

(7)	Operator has reported estimates by deposit types. An oxide deposit is one in which the oxide minerals predominate. A sulfide deposit is one in which the sulfide minerals predominate.

(8)	Coeur d’Alene revised its December 31, 2006, reserve estimates in June 2007. Coeur d’Alene did not provide additional mineralized material updates during its June 2007 revisions.

(9)	Goldcorp revised its December 31, 2006, additional mineralized estimates in June 2007. The amounts shown reflect the June 2007 updates by Goldcorp.

NOTE:	Additional mineralized material was not reported by the operators for SJ Claims-Goldstrike, Robinson, Taparko, and Pascua-Lama.

Royalties on Exploration Stage Properties
The following are descriptions of our interests in royalties on inactive or exploration stage properties. There are no proven and probable reserves associated with these properties at this time.
Mule Canyon
We own a 5.0% NSR royalty on a portion of the Mule Canyon property located in Lander County, Nevada, approximately 12 miles southeast of Battle Mountain, Nevada. This property is controlled by Newmont.
Buckhorn South Project
We own a 16.5% NPI royalty on the Buckhorn South project. The Buckhorn South project, controlled by the Cortez Joint Venture, is approximately 5,000 acres and is located in Eureka County, Nevada, approximately 50 miles southwest of Elko, Nevada, and approximately two miles south of Buckhorn mine.
Long Valley
We own a 1.0% NSR royalty on the Long Valley gold project 10 miles east of Mammoth Lakes, California. The project is a claim group consisting of 95 claims. The project is controlled by Vista Gold Corporation.
RG Russia
On June 20, 2003, through a newly formed wholly-owned subsidiary, RG Russia, Inc., we entered into an agreement for exploration in Russia with a subsidiary of Phelps Dodge Exploration Corporation, who holds an exploration license granted by the Russian government. As part of the exploration agreement, we provided exploration funding totaling $1.3 million to vest in a 1.0% NSR royalty interest. On May 3, 2005, the subsidiary of Phelps Dodge Exploration Corporation entered into an agreement with Fortress Minerals Corporation (“Fortress”), whereby Fortress acquired a 51% indirect interest in the Svetloye project, with an option to earn an additional 29% indirect interest by completion of certain work requirements. Our 1.0% NSR royalty remains in effect as to 100% of the project. Fortress is actively exploring the property.
Taranis Resources Inc.
On November 4, 2005, we entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis Resources Inc. (“Taranis”) with respect to its exploration program in Finland. As part of the first Agreement, we will obtain a 2.0% NSR royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program. Please see Note 13 to the consolidated financial statements for a discussion on our funding commitments as part of the Agreements.
Argentine Royalties
Hidefield controls properties located in the eastern part of the Santa Cruz Province, Argentina, which are not in production. We own a 2.0% NSR royalty on these properties, which have been actively explored during our fiscal year 2007.

Simon Creek
We own a 1.0% NSR royalty on the Simon Creek property. The Simon Creek property is located in Eureka County, Nevada, and is controlled by Barrick.
Horse Mountain
We own a 0.25% net value royalty on the Horse Mountain property. The Horse Mountain property is located in Lander County, Nevada, and is controlled by Barrick.
Ferris/Cooks Creek
We own a 1.50% net value royalty interest on net revenues derived from the Ferris/Cooks Creek property, which is located in Lander County, Nevada, and is controlled by Barrick.
Rye
We own a 0.5% NSR royalty on the Rye property. The Rye property is located in Pershing County, Nevada, and is controlled by Barrick.
BSC
We own a 2.5% NSR royalty on the BSC property. The BSC property is located in Elko County, Nevada, and is controlled by Nevada Pacific Gold.
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

Exploration Properties
Sparrow Hawk Claims
We own 31 unpatented mining claims from Quicksilver Phenomenon, LLC on lands located southeast of the Cortez Joint Venture area, Eureka County, Nevada. There are no reserves or resources identified on this project as of June 30, 2007.
Hoosac Project
We own 16 unpatented claims and control 192 unpatented claims through leases in the Hoosac project. The Hoosac project is located in Eureka County, Nevada. The Hoosac project is not currently under exploration lease.
Bulgarian Exploration
We own a 50% interest in Greek American Exploration Ltd., a Bulgarian private limited company that has an agreement with the Bulgarian Committee of Geology and Mineral Resources to conduct geological research and exploration on a license in Bulgaria.
Greek American Exploration joined with Phelps Dodge Exploration Corporation to form a Bulgarian company named Sofia Minerals Ltd. Sofia Minerals is held equally by Greek American Exploration and Phelps Dodge Exploration. There was no exploration activity during fiscal year 2007 and Sofia Minerals does not currently hold any concession agreements with the Bulgarian Committee of Geology and Mineral Resources. There were no expenses incurred in fiscal year 2007. We are currently in discussions with the other owners of the companies to determine appropriate actions to dissolve the Bulgarian companies.

ITEM 3. LEGAL PROCEEDINGS
Casmalia Resources Hazardous Waste Disposal Site
In September 2002, the Company settled a claim brought by the United States Environmental Protection Agency (“EPA”) against Royal Gold and 92 other potentially responsible parties. EPA’s claim was based on the alleged disposal during 1983 and 1984 of so-called hazardous petroleum exploration wastes at the Casmalia Resources Hazardous Waste Site by the company’s predecessor, Royal Resources, Inc. Although the company had effectively settled its federal liability regarding the Casmalia Site through a de minimis settlement and did not expect to incur any additional costs in connection with the Site, the State of California on October 1, 2002, notified the Company and the other parties who had participated in the EPA settlement that it would seek to recover response costs allegedly incurred by the State at the Casmalia Site. At the time the claim was made, we did not know and could not predict the amount of estimated costs the State would seek to recover. We knew, however, that the State would likely agree to allocate responsibility for the Site among the parties on a volumetric basis. In that case, the company’s portion of the liability would be approximately 0.438% of any settlement amount.
At present, Royal Gold is considering entering into a de minimis settlement with the State of California. This settlement offer must be accepted on or before September 14, 2007, unless an extension is sought and granted. Such settlement will result in a final conclusion regarding the Company’s responsibility to address the Casmalia Site matter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the quarter ended June 30, 2007. Results from our annual meeting will be described in Part II, Item 4 of our report that will be filed on Form 10-Q for the quarter ending December 31, 2007.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Current Stockholders
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “RGLD” and on the Toronto Stock Exchange under the symbol “RGL.” The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for the Common Stock on NASDAQ, for each quarter since July 1, 2004.

		Sales Prices
Fiscal Year:		High	Low
2005	First Quarter (July, Aug., Sept. – 2004)	$17.11	$12.30
	Second Quarter (Oct., Nov., Dec. – 2004)	$19.03	$14.95
	Third Quarter (Jan., Feb., March – 2005)	$19.95	$15.35
	Fourth Quarter (April, May, June – 2005)	$20.50	$15.99

2006	First Quarter (July, Aug., Sept. – 2005)	$30.20	$18.74
	Second Quarter (Oct., Nov., Dec. – 2005)	$35.69	$20.95
	Third Quarter (Jan., Feb., March – 2006)	$41.66	$27.01
	Fourth Quarter (April, May, June – 2006)	$37.50	$23.00

2007	First Quarter (July, Aug., Sept. – 2006)	$31.82	$25.67
	Second Quarter (Oct., Nov., Dec. – 2006)	$37.50	$24.12
	Third Quarter (Jan., Feb., March – 2007)	$36.50	$29.31
	Fourth Quarter (April, May, June – 2007)	$30.87	$23.25
As of August 15, 2007, there were 715 shareholders of record of our common stock.
Dividends
We have paid a cash dividend on our common stock for each calendar year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.
For calendar year 2007, we announced an annual dividend of $0.26 per share of common stock, payable in four quarterly payments of $0.065 each. The first payment of $0.065 per share was made on January 19, 2007, to shareholders of record at close of business on January 5, 2007. The second payment of $0.065 per share was made on April 20, 2007, to shareholders of record at the close of business on

April 5, 2007. The third payment of $0.065 per share was made on July 20, 2007, to shareholders of record at the close of business on July 6, 2007. We anticipate paying the fourth payment of $0.065 per share on October 19, 2007, to shareholders of record at the close of business on October 5, 2007.
For calendar year 2006, we paid an annual dividend of $0.22 per share of common stock, in four quarterly payments of $0.055 each. We paid the first payment of $0.055 per share on January 20, 2006, to shareholders of record at the close of business on January 6, 2006. We paid the second payment of $0.055 per share on April 21, 2006, to shareholders of record at the close of business on April 7, 2006. We paid the third payment of $0.055 per share on July 28, 2006 to shareholders of record at the close of business on July 7, 2006. We paid the fourth payment of $0.055 per share on October 20, 2006, to shareholders of record at the close of business on October 6, 2006.
For calendar year 2005, we paid an annual dividend of $0.20 per share of common stock, in four quarterly payments of $0.05 each. We paid the first payment of $0.05 per share on January 21, 2005, to shareholders of record at the close of business on January 7, 2005. We paid the second payment of $0.05 per share on April 22, 2005, to shareholders of record at the close of business on April 8, 2005. We paid the third payment of $0.05 per share on July 22, 2005 to shareholders of record at the close of business on July 8, 2005. We paid the fourth payment of $0.05 per share on October 21, 2005, to shareholders of record at the close of business on October 7, 2005.
We currently plan to pay dividends on a calendar year basis, subject to the discretion of our board of directors. However, our board of directors may determine not to declare a dividend based on a number of factors including the gold price, economic and market conditions, and the financial needs of opportunities that might arise in the future.
Sales of Unregistered Securities
We did not make any unregistered sales of our securities during the fiscal year ended June 30, 2007.

ITEM 6. SELECTED FINANCIAL DATA
Selected Statements of Operations Data

	For The Years Ended June 30,
Amounts in thousands, except per share data	2007	2006	2005	2004	2003
Royalty revenue	$48,357	$28,380	$25,302	$21,353	$15,788
Costs of operations	3,265	2,288	1,847	1,513	1,345
General and administrative expense	5,824	5,022	3,695	2,923	1,966
Exploration and business development	2,493	3,397	1,893	1,392	1,233
Depreciation, depletion and amortization	8,269	4,261	3,205	3,314	2,855
Impairment of mining assets	—	—	—	—	166
Current and deferred tax expense	9,548	5,101	4,102	3,654	1,885
Net income	$19,720	$11,350	$11,454	$8,872	$6,752
Basic earnings per share	$0.79	$0.50	$0.55	$0.43	$0.34
Diluted earnings per share	$0.79	$0.49	$0.54	$0.42	$0.33
Dividends declared per share	$0.26	$0.22	$0.20	$0.15	$0.10
Selected Balance Sheet Data

Amounts in thousands	2007	2006	2005	2004	2003
Total assets	$356,649	$171,765	$102,158	$93,215	$80,904
Working capital	90,995	81,452	53,330	49,460	34,296
Note payable	15,750	—	—	—	—
Other long-term liabilities	98	98	97	103	113
Net deferred tax liabilities	5,911	6,683	7,426	7,772	3,292

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operation of Royal Gold and its subsidiaries. This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three fiscal years ended June 30, 2007.
Overview
Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the 2007 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our royalty properties. During the 2007 fiscal year, the price of gold averaged $638 per ounce compared with an average price of $527 per ounce for the 2006 fiscal year. Payments received from the recently acquired Robinson and Mulatos royalties, along with an increase in production at the Leeville Mining Complex and the Troy mine contributed to royalty revenue of $48.4 million during the fiscal year ended June 30, 2007, compared to royalty revenue of $28.4 million during the fiscal year ended June 30, 2006.
Please see Part I, Item 1, Business, and Part I, Item 2, Properties, of this Annual Report on Form 10-K for discussion on Royal Gold’s producing, development stage and exploration stage royalty interests.
Royalty Acquisitions
Peñasquito
On January 23, 2007, we acquired a 2.0% NSR royalty interest on the Peñasquito project located in the State of Zacatecas, Mexico, from Kennecott Exploration Company, a Delaware corporation, and Minera Kennecott S.A. de C.V., a company incorporated under the laws of Mexico for $80 million in cash and 577,434 shares of our common stock. We also obtained the right to acquire any or all of a group of NSR royalties ranging from 1.0% to 2.0% on various other concessions in the same region. On April 27, 2007, we notified Kennecott Exploration Company of our intention to acquire the royalties on certain of these concessions. We expect to complete our acquisition of these royalties for nominal consideration during the first quarter of fiscal 2008. Our right to acquire the royalties not identified in our notice expired on May 1, 2007.
The Peñasquito project is composed of two main deposits called Peñasco and Chile Colorado and is under development by a subsidiary of Goldcorp. The Peñasquito project hosts a very large silver, gold and zinc reserve while also containing large lead reserves. The Peñasquito project is currently under construction and the operator expects to commence initial production in mid-calendar 2008, with full production expected in calendar 2012.
Pascua-Lama
On March 9, 2007, we, through RGCL a newly-formed, wholly-owned Chilean subsidiary acquired an NSR sliding-scale royalty on gold which is derived from certain mineral concessions at the Pascua-Lama project located in Chile for $20.5 million. Barrick, through its subsidiaries, owns the Pascua-Lama project, and is targeting production to commence in calendar year 2010. The acquisition also includes an NSR royalty on copper from reserves located in Chile sold after January 1, 2017.
Gold Hill
On December 8, 2006, Royal Gold paid $3.3 million to Nevada Star Resource Corp. in exchange for a sliding-scale NSR royalty and certain unpatented mining claims on the Gold Hill deposit. The Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada, is controlled by Round Mountain Gold Corporation (“Round Mountain Gold”), a joint venture between subsidiaries of Kinross, the operator, and Barrick. Production on the Gold Hill deposit is expected to commence once permitting is completed and equipment from the Round Mountain pit becomes available.
Other developments
Please also see the “Liquidity and Capital Resources” section below within this Item 7 for discussion of our underwritten offering of common stock and our amended bank loan.
Proposed Acquisition of Battle Mountain Gold Exploration Corp.
On July 30, 2007, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Battle Mountain Battle Mountain and Royal Battle Mountain, Inc. (“Merger Sub”), a newly-formed and wholly-owned subsidiary of Royal Gold. The Merger Agreement amends and restates the Agreement and Plan of Merger dated as of April 17, 2007 by and among Royal Gold, Battle Mountain and the Merger Sub pursuant to which Merger Sub will be merged into Battle Mountain with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold (the “Merger”).
Under the Merger Agreement, each outstanding share of Battle Mountain common stock will be converted into the right to receive, at the election of each Battle Mountain stockholder, either (i) a number of shares of Royal Gold common stock to be determined at closing (“Stock Election”) or (ii) approximately $0.55 in cash (“Cash Election”), in each case assuming 91,563,506 shares of Battle Mountain common stock will be issued and outstanding immediately prior to the effective time of the merger. The per share consideration, if a holder of Battle Mountain common stock makes a Stock Election, will be based on the average price per share of Royal Gold common stock as reported on the NASDAQ Global Select Market for the five trading day period up to and including the second business day preceding (but not including) the closing date of the merger transaction. If the average price is below $29.00, the per share stock consideration will be determined based on an aggregate of 1,634,410 shares of Royal Gold common stock and the holders of shares of Battle Mountain common stock would receive 0.0179 shares of Royal Gold common stock for each share of Battle Mountain common stock. If the average price of Royal Gold common stock is $30.18 or above, the per share stock consideration will be determined based on an aggregate of 1,570,507 shares of Royal Gold common stock and the holders of shares of Battle Mountain common stock would receive 0.0172 shares of Royal Gold common stock for each share of Battle Mountain common stock. If the average price is above or equal to $29.00 but less than $30.18, then the per share consideration for each share of Battle Mountain common stock would be proportionally adjusted based on the average price of Royal Gold common stock, using $47,397,901.26 as the aggregate purchase price. The per share consideration if a holder of Battle Mountain common stock makes a Cash Election will be based on a maximum amount of $50,359,928 as the aggregate purchase price.
The stock consideration and cash consideration payable in the Merger are subject to pro rata adjustment based on the number of issued and outstanding shares of Battle Mountain common stock immediately prior to the effective time of the Merger and a potential reduction or holdback of approximately 0.0006 shares of Royal Gold common stock on a per share basis, in the case of a Stock Election, or $0.017 on a per share basis, in the case of a Cash Election, based on the cost of settling certain Battle Mountain litigation.
Royal Gold, Battle Mountain and BMGX (Barbados) Corporation (with Battle Mountain, the “Borrowers”), Battle Mountain’s wholly-owned subsidiary, entered into the First Amendment to the Bridge Facility Agreement (the “First Amendment”). The First Amendment amends the March 28, 2007, Bridge Facility Agreement by and among Royal Gold and the Borrowers whereby Royal Gold agreed to make available to the Borrowers a bridge finance facility of up to $20 million. In April 2007, the maximum availability under the bridge finance facility was reduced to $15 million. Outstanding principal, interest and expenses under the bridge facility may be converted at Royal Gold’s option into Battle Mountain common stock, at a conversion price per share of $0.60 at any time during the term of the bridge facility, provided that Royal Gold notifies Battle Mountain of its election to convert on or before April 4, 2008. The bridge facility will mature on June 6, 2008. Please see Note 7 of the notes to consolidated financial statements for further detail regarding the bridge finance facility.
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
The principal findings of that report were as follows:
•	The review of stock option exercise information covered the period from 1990 to 2002. The review found no evidence that the Company had a policy or sanctioned practice of permitting backdating of stock option exercise dates.

•	Independent counsel was unable to conclude that intentional backdating of stock option exercise dates occurred, or to rule out the possibility that such intentional backdating did occur. Counsel found several instances in which two current officers and several former officers of the Company (and two instances in which a former outside director) exercised stock options on the day or days when the trading price for the Company’s common stock during the month of exercise was lowest.

•	Independent counsel found that the conduct of the current president and chief executive officer, chief financial officer, general counsel, and controller is not implicated in any way in the issues that were subject of the review.

•	The review found no evidence that any current or former officer’s conduct involved any effort to mislead investors, to inaccurately improve the financial results of the Company, or to obtain any personal benefit at the expense of the Company.

•	Independent counsel also reviewed the Company’s stock option grant procedures since 1990. The review found no evidence that the Company’s stock option grant dates had been backdated.

•	Independent counsel also found historical weaknesses in internal controls with respect to exercise of stock options and the stock option practices generally, but found that such historical weaknesses in internal controls have been remediated. Since 2002, internal controls regarding the Company’s stock option practices have been substantially upgraded.
The Company has concluded that there is no tax or financial statement impact resulting from the review of its stock option exercise and grant practices.
Operators’ Production Estimates by Royalty for Calendar 2007
The following table shows estimates received from the operators of our producing mines during the first quarter of calendar 2007 indicating the production attributable to our royalty interests for calendar year 2007. The estimates are prepared by the operators of the mining properties. We do not participate in the preparation or verification of the operators’ estimates and have not independently assessed or verified the accuracy of such information. See Part I, Item IA, “Risk Factors – Estimates of production by the operators of mines in which we have royalty interests are subject to change” of this Annual Report on Form 10-K for further detail.
Operators’ Production Estimate by Royalty for Calendar 2007 and Reported Production for the period
January 1, 2007 through June 30, 2007

					Reported Production
			Calendar 2007 Production		through
Royalty	Operator	Metal	Estimate		June 30, 2007(2)
Pipeline GSR1	Barrick	Gold	478,543	oz.	238,928	oz.
Pipeline GSR2	Barrick	Gold	12,762	oz.	7,647	oz.
Pipeline GSR3	Barrick	Gold	491,305	oz.	246,575	oz.
Pipeline NVR1	Barrick	Gold	264,843	oz.	149,280	oz.
Robinson(1,3)	Quadra	Gold	90,000	oz.	54,845	oz.
SJ Claims	Barrick	Gold	799,160	oz.	525,194	oz.
Leeville	Newmont	Gold	337,000	oz.	97,360	oz.
Bald Mountain	Barrick	Gold	90,811	oz.	46,104	oz.
Mulatos	Alamos	Gold	150,397	oz.	56,959	oz.
Troy(1)	Revett	Silver	2.0 million	oz.	677,746	oz.
Martha(4)	Coeur d’Alene	Silver	2.7 million	oz.	1.4 million	oz.
Troy(1)	Revett	Copper	15.9 million	lbs.	6.5 million	lbs.
Robinson(1)	Quadra	Copper	136.3 million	lbs.	72.8 million	lbs.

(1)	Sold metal contained in concentrate.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2007 through June 30, 2007, as reported to us by the operators of the mines.

(3)	In July 2007, Quadra revised its production estimate for calendar 2007 from 68,058 ounces of gold to 90,000 ounces of gold. The reported increase in estimated production was due to higher than planned grade and recovery.
(4)	Recovered metal contained in concentrate.
Note: In July 2007, High River announced that they expect to produce approximately 35,000 ounces of gold during the remainder of calendar 2007.
The following table discloses historical production for the properties that are subject to our royalty interests, as reported to us by the operators of the mines, for the past three fiscal years:
Historical Production(1) by Royalty
For the Fiscal Years Ended June 30,

Royalty	Metal	2007		2006		2005
Pipeline GSR1	Gold	502,626	oz.	598,974	oz.	973,602	oz.
Pipeline GSR2	Gold	7,647	oz.	—		—
Pipeline GSR3	Gold	510,273	oz.	598,974	oz.	973,602	oz.
Pipeline NVR1	Gold	291,963	oz.	263,223	oz.	688,952	oz.
Robinson(2)	Gold	80,603	oz.	13,082	oz.	N/A
SJ Claims	Gold	950,462	oz.	1.0 million	oz.	531,342	oz.
Leeville	Gold	230,458	oz.	83,696	oz.	93,180	oz.
Bald Mountain	Gold	109,515	oz.	126,317	oz.	28,037	oz.
Mulatos(3)	Gold	103,262	oz.	23,912	oz.	N/A
Troy	Silver	1.0 million	oz.	884,528	oz.	522,145	oz.
Martha(4)	Silver	2.9 million	oz.	2.3 million	oz.	1.8 million	oz.
Troy	Copper	9.6 million	lbs.	7.1 million	lbs.	4.6 million	lbs.
Robinson(2)	Copper	116.9 million	lbs.	27.2 million	lbs.	N/A

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, through June 30, 2007, as reported to us by the operators of the mines.

(2)	The Robinson royalty was acquired during our fiscal year 2006.

(3)	The Mulatos royalty was acquired during our fiscal year 2006.

(4)	Produced metal contained in concentrate.
Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is evaluating the impact the adoption of FIN 48 could have on our financial statements; however, the Company does not expect the adoption of FIN 48 to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other accounting standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability between participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement No. 157 are effective for our fiscal year beginning July 1, 2008, and interim periods within the fiscal year. The Company is evaluating the impact, if any, the adoption of Statement No. 157 could have on our financial statements.
Also in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity in practices surrounding how public companies quantify and evaluate the materiality of financial statement misstatements. SAB 108 provides that once a current year misstatement has been quantified, the guidance in Staff Accounting Bulletin No. 99, Financial Statements – Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company elected early application of SAB 108 during its third quarter ending March 31, 2007. Please see Note 15 of the notes to consolidated financial statements for the effect of the Company’s early application of SAB 108.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows entities to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 is effective for the Company’s fiscal year beginning July 1, 2008. The Company is evaluating the impact, if any, the adoption of Statement No. 159 could have on our financial statements.
Critical Accounting Policies
Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.
Use of Estimates
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
Our most critical accounting estimates relate to our assumptions regarding future gold prices and the estimates of reserves and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we charge depreciation and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions.

Royalty Interests in Mineral Properties
As of June 30, 2007, the net carrying value of royalty interests in mineral properties was approximately $215.8 million. Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Account Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacements of FASB Statement No. 125, or a derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
Acquisition costs of production and development stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future. Exploration costs are charged to operations when incurred.
Royalty Revenue
For the fiscal year ended June 30, 2007, we received royalty revenue of approximately $48.4 million. Royalty revenue is recognized pursuant to guidance in Staff Accounting Bulletin No. 104, Revenue Recognition for Financial Statements. Revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectibility of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.
Revenue recognized pursuant to the Robinson royalty agreement is based upon 3 percent of revenue received by the operator of the mine, Quadra, for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra’s concentrate sales contracts with third-party smelters, in general, provide for an initial payment based upon provisional assays and quoted metal prices at the date of shipment. Final true up payments are subsequently based upon final assays and market metal prices set on a specified future dates, typically one to three months after the date the concentrate arrives at the third-party smelter (which generally occurs three to six months after the shipment date from the Robinson mine).
Royal Gold recognizes revenue under the Robinson royalty agreement based on amounts contractually due pursuant to the calculations above for the underlying sale. As a result of pricing variations in gold, silver and copper over the respective settlement period, royalty revenue recognized on the Robinson royalty could be positively or negatively impacted by any changes in metal prices, between the provisional and final settlement periods.
Liquidity and Capital Resources
Overview
At June 30, 2007, we had current assets of $95.7 million compared to current liabilities of $4.7 million for a current ratio of 20 to 1. This compares to current assets of $84.7 million and current liabilities of $3.3 million at June 30, 2006, resulting in a current ratio of approximately 26 to 1. Our available cash increased during the period primarily due to net proceeds received from the issuance of common stock related to our April 2007 equity offering, discussed below, of approximately $121.9 million as well as proceeds received from the issuance of common stock related to the exercise of stock options of approximately $0.6 million. These increases were partially offset by cash paid for the acquisition of royalty interests in mineral properties, including transaction costs, of approximately $120.8 million during the period. The decrease in the current ratio is due primarily to an increase in our accounts payable. The increase in accounts payable is due to an increase in our Nevada Net Proceeds Tax (“NNPT”) payable, which is due to an increase in royalty revenue from our Nevada properties during the first six months of calendar 2007.
During the fiscal year ended June 30, 2007, liquidity needs were met from $48.4 million in royalty revenues (including $1.7 million of minority interest), net proceeds from issuance of common stock related to our April 2007 equity offering of approximately $121.9 million, our available cash resources and interest and other income of $4.3 million. Also during our fiscal year ended June 30, 2007, total assets increased to $356.6 million compared to $171.8 million at June 30, 2006. The increase was primarily attributable to the royalty acquisitions on the Peñasquito and Pascua-Lama projects for $99.1 in cash and common stock million and $20.9 million in cash, respectively.
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
Recent Liquidity and Capital Resource Developments
Equity Offering
In April 2007, we sold 4,000,000 shares of our common stock, at a price of $29.25 per share, resulting in proceeds of approximately $110.9 million, which is net of the underwriters’ discount of $5.6 million and transaction costs of approximately $650,000. A portion of the net proceeds in this equity offering was used to repay the outstanding balance under our revolving credit facility with HSBC Bank USA, National Association (“HSBC Bank”), as discussed below in “—Recent Liquidity and Capital Resource Developments, Amendment to HSBC Loan Agreement,” while the remaining net proceeds are intended to be used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.
The underwriters of this equity offering were granted an option to purchase up to 600,000 additional shares of our common stock to cover over-allotments. On May 3, 2007, the underwriters purchased an additional 400,064 shares of our common stock pursuant to their over-allotment option. The additional purchase to cover over-allotments resulted in additional proceeds of approximately $11.0 million, which is net of the underwriter’s discount of approximately $656,000.
Chilean Term Loan Agreement
On March 1, 2007, RGCL, a wholly-owned subsidiary of Royal Gold, entered into a $15.75 million term loan facility bearing interest at LIBOR plus 0.25% pursuant to a Term Loan Agreement between RGCL and HSBC Bank. Pursuant to the terms of Term Loan Agreement, Royal Gold must maintain a restricted interest-bearing securities account (the “Collateral Account”) at HSBC Securities (USA) Inc. with a balance equal to or in excess of the outstanding amounts on the $15.75 million term loan. In connection with the Term Loan Agreement, Royal Gold entered into a Guarantee (the “Guarantee”) for the benefit of

HSBC Bank to guaranty RGCL’s obligations under the Term Loan Agreement and a security agreement granting HSBC Bank a security interest in the Collateral Account to secure RGCL’s obligations under the Term Loan Agreement and its obligations under the Guarantee. The loan will mature on March 1, 2012. The $15.75 million balance in the Collateral Account as of June 30, 2007, is recorded as restricted cash-compensating balance on the Company’s consolidated balance sheets.
Amendment to HSBC Loan Agreement
On January 5, 2007, the Company and a wholly-owned subsidiary entered into the Second Amended and Restated Loan Agreement (“Amendment”) with HSBC Bank. The Amendment increased our revolving credit facility from $30 million to $80 million and extended the maturity date of the credit facility to December 31, 2010. The facility bears interest at LIBOR plus 1.5% and includes both affirmative and negative covenants, as defined, so long any portion of the facility is outstanding and unpaid. The key financial covenants, as defined within the affirmative covenants, include tangible net worth, current ratio and a minimum cash balance. The Company’s borrowing base will be calculated based on our royalties and will be initially based on its GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex and its SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties.
The Company and the wholly-owned subsidiary granted HSBC Bank security interests in the following: the Company’s GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex; the Company’s SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties; and the Company’s debt reserve account at HSBC Bank. The initial availability under the borrowing base was the full $80 million under the credit facility. As of April 15, 2007, the total availability under the borrowing base was decreased to $71.4 million, reflecting an updated borrowing base calculation, as defined, based upon the future cash flows from the royalties included in the borrowing base calculation.
During our third fiscal quarter of 2007, we drew $60 million under the revolving credit facility primarily to complete the closing of the Peñasquito and Pascua-Lama royalty acquisitions, as discussed in Note 2 to the consolidated financial statements. During the fourth quarter of fiscal year 2007, we fully paid outstanding amounts under the credit facility, primarily from the proceeds of our equity offering in April 2007.
Inventory – restricted
Please see Note 14 of the notes to consolidated financial statements for further information.
Note Receivable – Battle Mountain Gold Exploration
On March 28, 2007, Royal Gold entered into a Bridge Finance Facility Agreement (as amended on July 30, 2007) with Battle Mountain and its wholly-owned subsidiary BMGX (Barbados) Corporation, as borrowers, whereby Royal Gold made available a bridge facility of up to $20 million. In April 2007, the maximum availability under the bridge facility was reduced to $15 million. Outstanding principal, interest and expenses under the bridge facility may be converted at Royal Gold’s option into Battle Mountain common stock, at a conversion price per share of $0.60 at any time during the term of the bridge facility, provided that Royal Gold notifies Battle Mountain of its election to convert on or before April 4, 2008. The bridge facility will mature on June 6, 2008.
As of June 30, 2007, approximately $14.5 million aggregate principal amount has been advanced to Battle Mountain under the bridge facility and is recorded as Note receivable – Battle Mountain Gold Exploration on the consolidated balance sheets. Please see Note 7 to the consolidated financial statements and “Recent Developments – Other developments – Proposed Acquisition of Battle Mountain Gold Exploration Corp.” within this MD&A for further information.

Dividend Increase
On November 8, 2006, the Company announced that its Board of Directors increased the Company’s annual (calendar year) dividend from $0.22 to $0.26 per share of common stock, payable on a quarterly basis. Quarterly dividends of $0.065 per share of common stock were paid on January 19, 2007, April 20, 2007 and July 20, 2007.
Contractual Obligations
Our contractual obligations as of June 30, 2007, are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Note payable(1)	$19,810,000	$870,000	$1,740,000	$17,200,000	$—
Operating leases	1,084,157	180,693	581,684	321,780	—
Long-term retirement obligation	98,173	26,400	52,800	18,973	—

Total	$20,992,330	$1,077,093	$2,374,484	$17,540,753	$—

(1)	Amounts represent principal ($15,750,000) and estimated interest payments ($4,060,000) assuming no early extinguishment.
For information on our contractual obligations, see Notes 6 and 13 of the notes to consolidated financial statements under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.
Results of Operations
Fiscal Year Ended June 30, 2007, Compared with Fiscal Year Ended June 30, 2006
For the fiscal year ended June 30, 2007, we recorded net income of $19.7 million, or $0.79 per basic share and diluted share, as compared to net income of $11.4 million, or $0.50 per basic share and $0.49 per diluted share, for the fiscal year ended June 30, 2006.
For fiscal year 2007, we received total royalty revenue of $48.4 million (including $1.7 million of minority interest), at an average gold price of $638 per ounce, compared to royalty revenue of $28.4 million, at an average gold price of $527 per ounce for fiscal year 2006. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2007 compared to fiscal year 2006 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Fiscal Years Ended June 30, 2007 and 2006

		Fiscal Year Ended			Fiscal Year Ended
		June 30, 2007			June 30, 2006
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Pipeline	Gold	$21,485,765	510,273	oz.	$16,813,059	598,974	oz.
Robinson(2)		$12,573,373			$2,202,749
	Gold		80,603	oz.		13,082	oz.
	Copper		116.9 million	lbs.		27.2 million	lbs.
SJ Claims	Gold	$5,463,199	950,462	oz.	$4,783,896	1.0 million	oz.
Troy		$3,066,870			$1,693,447
	Silver		1.0 million	oz.		884,528	oz.
	Copper		9.6 million	lbs.		7.1 million	lbs.
Leeville	Gold	$2,660,667	230,458	oz.	$767,744	83,696	oz.
Bald Mountain	Gold	$1,281,219	109,515	oz.	$1,492,659	126,317	oz.
Mulatos(2)	Gold	$1,012,159	103,262	oz.	$225,000	23,912	oz.
Martha	Silver	$713,576	2.9 million	oz.	$401,589	2.3 million	oz.
Gold Hill(3)	Gold	$100,000	N/A		N/A	N/A

	Total Revenue	$48,356,828			$28,380,143

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the fiscal years ended June 30, 2007 and June 30, 2006, as reported to us by the operators of the mines.

(2)	Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.

(3)	Royalty revenue received represents an annual advance royalty payment per the Assignment and Mining Lease with Option to Purchase between Round Mountain Gold and Royal Gold. The Gold Hill royalty was acquired during our second quarter of fiscal year 2007.
The increase in royalty revenue for the fiscal year ended June 30, 2007, compared with the fiscal year ended June 30, 2006, resulted from an increase in metal prices, increased production at the Leeville Mining Complex, the Troy mine, and a full year of revenue from the Robinson and Mulatos royalties. The consolidation of Crescent Valley Partners, L.P. (“CVP”) contributed $1,624,230 to royalty revenue during the fiscal year ended June 30, 2007, $1,521,765 of which is eliminated from income as minority interest in income of consolidated subsidiary. See Note 15 to the consolidated financial statements for further information.
Cost of operations increased to $3.3 million for the fiscal year ended June 30, 2007, compared to $2.3 million for the fiscal year ended June 30, 2006. The increase was mainly due to an increase in the NNPT expense, which resulted primarily from an increase in royalty revenue from the Pipeline Mining Complex, Leeville Mining Complex and the Robinson royalty.
General and administrative expenses increased to $5.8 million for the fiscal year ended June 30, 2007, compared to $5.0 million for the fiscal year ended June 30, 2006. The increase was primarily due to an increase in legal fees of approximately $267,000 and accounting fees of approximately $199,000. These increases were primarily the result of the internal review of stock option matters and other corporate matters during our third and fourth fiscal quarters of 2007.

Exploration and business development expenses decreased to $2.5 million for the fiscal year ended June 30, 2007, compared to $3.4 million for the fiscal year ended June 30, 2006. The decrease was primarily due to a decrease in exploration costs of approximately $151,000, a decrease in non-cash compensation expense allocated to exploration and business development expense of approximately $180,000 and a decrease in consulting services for business development of approximately $350,000, which is the result of the Company completing royalty acquisitions and capitalizing the related acquisition costs.
Depreciation and depletion increased to $8.3 million for the fiscal year ended June 30, 2007, compared to $4.3 million for the fiscal year ended June 30, 2006. The increase was primarily due to additional depletion incurred of approximately of $1.9 million, as a result of the Robinson and Mulatos royalty acquisitions during the fourth quarter of fiscal year 2006. Increased production and an increase in depletion rates for our Leeville Mining Complex and Troy mine royalties resulted in additional depletion of approximately $2.1 million over the prior period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $2.7 million for the fiscal year ended June 30, 2007, compared to $2.8 million for the fiscal year ended June 30, 2006. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative expenses, and exploration and business development expenses for the fiscal year ended June 30, 2007, was $400,977, $1,510,142 and $752,070, respectively, compared with $380,565, $1,465,055 and $932,066, respectively, for the fiscal year ended June 30, 2006.
Interest and other income increased to $4.3 million for the fiscal year ended June 30, 2007, compared to $3.2 million for the fiscal year ended June 30, 2006. The increase is primarily due to higher interest rates, an increase in average funds available for investing over the prior period and interest earned on the Battle Mountain bridge facility.
Interest and other expense increased to $2.0 million for the fiscal year ended June 30, 2007, compared to $165,066 for the period ended June 30, 2006. The increase is due to interest paid during the period for the outstanding revolving credit facility balance during our third fiscal quarter and the RGCL note payable, as discussed above in “Recent Liquidity and Capital Resource Development.”
For the fiscal year ended June 30, 2007, we recognized current and deferred tax expense totaling $9.5 million compared with $5.1 million for the fiscal year ended June 30, 2006. This resulted in an effective tax rate of 31.0% in the current and prior periods.

Fiscal Year Ended June 30, 2006, Compared with Fiscal Year Ended June 30, 2005
For the fiscal year ended June 30, 2006, we recorded net income of $11.4 million, or $0.50 per basic share and $0.49 per diluted share, as compared to net income of $11.5 million, or $0.55 per basic share and $0.54 per diluted share, for the fiscal year ended June 30, 2005.
For fiscal year 2006, we received total royalty revenue of $28.4 million, at an average gold price of $527 per ounce, compared to royalty revenue of $25.3 million, at an average gold price of $422 per ounce for fiscal year 2005. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2006 compared to fiscal year 2005 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Fiscal Years Ended June 30, 2006 and 2005

		Fiscal Year Ended		Fiscal Year Ended
		June 30, 2006		June 30, 2005
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Pipeline	Gold	$16,813,059	598,974 oz.	$21,392,636	973,602 oz.
SJ Claims	Gold	$4,783,896	1.0 million oz.	$2,026,052	531,342 oz.
Robinson(2)		$2,202,749		N/A
	Gold		13,082 oz.		N/A
	Copper		27.2 million lbs.		N/A
Troy		$1,693,447		$749,362
	Silver		884,528 oz.		522,145 oz.
	Copper		7.1 million lbs.		4.6 million lbs.
Bald Mountain	Gold	$1,492,659	126,317 oz.	$208,103	28,037 oz.
Leeville	Gold	$767,744	83,696 oz.	$763,012	93,180 oz.
Mulatos(2)	Gold	$225,000	23,912 oz.	N/A	N/A
Martha	Silver	$401,589	2.3 million oz.	$163,167	1.8 million oz.

	Total Revenue	$28,380,143		$25,302,332

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the fiscal years ended June 30, 2007 and June 30, 2006, as reported to us by the operators of the mines.

(2)	Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.
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
Cost of operations increased to $2.3 million for the fiscal year ended June 30, 2006, compared to $1.8 million for the fiscal year ended June 30, 2005. The increase was primarily due to non-cash employee compensation expense of $380,565, discussed below, and an increase in NNPT expenditures due to increased royalty revenues at our SJ Claims and Bald Mountain royalties. These increases were partially offset by a decrease in consulting services.
General and administrative expenses increased to $5.0 million for the fiscal year ended June 30, 2006, compared to $3.7 million for the fiscal year ended June 30, 2005. The increase is primarily due to non-cash employee compensation expense of $1.5 million, discussed below.

Exploration and business development expenses increased to $3.4 million for the fiscal year ended June 30, 2006, compared to $1.9 million for the fiscal year ended June 30, 2005. The increase is primarily due to non-cash employee compensation expense of $932,066, discussed below, and an increase in our exploration funding of approximately $463,000, due to the Taranis exploration alliance, as discussed in Note 2 in the accompanying notes to consolidated financial statements.
Depreciation and depletion increased to $4.3 million for the fiscal year ended June 30, 2006, compared to $3.2 million for the fiscal year ended June 30, 2005. The increase is primarily due to increased production at our SJ Claims.
The Company adopted SFAS 123(R) as of July 1, 2005, using the modified prospective application transition method. As a result of the adoption of SFAS 123(R), the Company recorded total non-cash stock compensation expense related to our equity compensation plans of $2.8 million for the fiscal year ended June 30, 2006, which is allocated among cost of operations, general and administrative expenses, and exploration and business development expenses in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative, and exploration and business development for the fiscal year ended June 30, 2006, was $380,565, $1,465,055 and $932,066, respectively.
Interest and other income increased to $3.2 million for the fiscal year ended June 30, 2006, compared to $834,136 for the fiscal year ended June 30, 2005. The increase is primarily due to higher interest rates and an increase in funds available for investing over the prior period. The increase in funds available for investing is primarily due to the public offering of our common stock during the first quarter of fiscal year 2006 and cash flow from operations.
For the fiscal year ended June 30, 2006, we recognized current and deferred tax expense totaling $5.1 million compared with $4.1 million for the fiscal year ended June 30, 2005. This resulted in an effective tax rate of 31.0% in the current period, compared with 26.4% in the prior period. The increase in our effective tax rate is the result of the release of a valuation allowance associated with the sale of available for sale securities of approximately $320,000 and the recognition of Colorado loss carryforwards totaling approximately $150,000 during the fiscal year ended June 30, 2005.
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates of timing of commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures; settlement of the Casmalia matter; the potential need for additional debt or equity financing for acquisitions, our expectation that substantially all our revenues will be derived from royalty interests and the reserves and additional mineralization for our royalty properties reported by the operators. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices;

•	the performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	unanticipated grade, geological, metallurgical, processing or other problems at the royalty properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	foreign, federal, or state legislation governing us or the operators;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental laws and enforcement and uncertain political and economic environments; and

•	the ultimate additional liability, if any, to the State of California in connection with the Casmalia matter;
as well as other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control. Many of these factors are discussed in further detail in Part I, Item 1A, Risk Factors, and the reader is urged to read the Risk Factors in connection with the risks inherent in our forward-looking statements. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changes in the market price of gold and other metals. Gold and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Volatility in gold and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues,” under Part I, Item 1A of this Annual Report on Form 10-K for more information that can affect gold and other prices as well as historical gold, silver and copper prices.
During the fiscal year ended June 30, 2007, we reported royalty revenues of $48.4 million, with an average gold price for the period of $638 per ounce. The GSR1 royalty, on the Pipeline Mining Complex, which produced approximately 34% of our revenues for the period, is a sliding-scale royalty with variable royalty rate steps based on the average London PM gold price for the period. For the fiscal year, if the price of gold had averaged higher or lower by $20 per ounce, we would have recorded an increase or decrease in revenues of approximately $977,000, respectively. Due to the set price steps in the GSR1 royalty, it is not possible to extrapolate these effects on a linear basis.
We receive royalties from the NVR1 royalty on the Pipeline Mining Complex in gold, and the revenue we record from this royalty therefore depends on the price of gold. We sold 875 ounces of gold bullion in fiscal year 2007, at an average realized price of $635 per ounce, and 1,733 ounces of gold bullion in fiscal year 2006, at an average realized price of $524 per ounce.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors Royal Gold, Inc.:
We have completed integrated audits of Royal Gold, Inc’s consolidated financial statements and of its internal control over financial reporting as of June 30, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Royal Gold Inc. and its subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation and adopted SFAS No. 123(R), Share-Based Payment, effective July 1, 2005.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Part II, Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Denver, Colorado
August 22, 2007

ROYAL GOLD, INC.
Consolidated Balance Sheets
As of June 30,

	2007	2006
Current assets:
Cash and equivalents	$82,841,861	$78,449,383
Royalty receivables	12,470,451	5,962,053
Deferred tax assets	154,050	131,621
Prepaid expenses and other	216,857	155,908

Total current assets	95,683,219	84,698,965

Royalty interests in mineral properties, net (Note 3)	215,839,441	84,589,569
Inventory – restricted (Note 14)	10,611,562	—
Restricted cash – compensating balance (Note 6)	15,750,000	—
Available for sale securities (Note 4)	1,995,041	1,988,443
Note receivable – Battle Mountain Gold Exploration (Note 7)	14,493,878	—
Other assets	2,276,049	487,826

Total assets	$356,649,190	$171,764,803

Current liabilities:
Accounts payable	$2,342,330	$1,075,644
Income taxes payable	5,064	334,767
Dividend payable	1,868,594	1,300,623
Accrued compensation	344,500	375,000
Other	128,039	237,482

Total current liabilities	4,688,527	3,323,516

Net deferred tax liabilities	5,910,697	6,683,889
Note payable (Note 6)	15,750,000	—
Other long term liabilities	98,173	97,749

Total Liabilities	26,447,397	10,105,154

Commitments and contingencies (Note 13)
Minority interest in subsidiary (Note 14)	11,120,797	—
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; issued 28,892,980 and 23,816,640 shares, respectively	288,929	238,165
Additional paid-in capital	310,439,112	166,459,671
Accumulated other comprehensive income	458,298	498,462
Accumulated earnings (deficit)	8,991,529	(4,439,777)
Treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	319,080,996	161,659,649

Total liabilities and stockholders’ equity	$356,649,190	$171,764,803

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended June 30,

	2007	2006	2005
Royalty revenues	$48,356,828	$28,380,143	$25,302,332

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	3,264,762	2,288,347	1,847,343
General and administrative	5,823,670	5,022,157	3,695,098
Exploration and business development	2,493,452	3,396,733	1,892,865
Depreciation, depletion and amortization	8,268,680	4,261,060	3,204,984

Total costs and expenses	19,850,564	14,968,297	10,640,290

Operating income	28,506,264	13,411,846	14,662,042

Interest and other income	4,257,784	3,203,968	834,136
Gain on sale of available for sale securities	—	—	163,577
Interest and other expense	(1,973,538)	(165,066)	(103,578)

Income before income taxes	30,790,510	16,450,748	15,556,177

Current tax expense (Note 10)	(10,309,558)	(5,973,878)	(3,047,551)
Deferred tax benefit (expense) (Note 10)	761,293	873,211	(1,054,911)
Minority interest in income of consolidated subsidiary	(1,521,765)	—	—

Net income	$19,720,480	$11,350,081	$11,453,715

Adjustments to other comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(40,164)	783,382	(208,328)
Realization of the change in market value on sale of available for sale securities, net of tax	—	—	(104,689)

Comprehensive income	$19,680,316	$12,133,463	$11,140,698

Basic earnings per share	$0.79	$0.50	$0.55

Basic weighted average shares outstanding	24,827,319	22,863,784	20,875,957

Diluted earnings per share	$0.79	$0.49	$0.54

Diluted weighted average shares outstanding	25,075,086	23,134,034	21,070,797
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2007, 2006 and 2005

			Additional	Accumulated Other					Total
	Common Shares		Paid-In	Comprehensive	Deferred	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	(Deficit) Earnings	Shares	Amount	Equity
Balance at June 30, 2004	21,012,583	$210,125	$102,019,891	$28,097	$—	$(18,262,929)	229,224	$(1,096,872)	$82,898,312

Issuance of common stock for:
Acquisition of royalty interest in mineral property	3,000	30	55,140						55,170
Exercise of options	200,993	2,010	971,002						973,012
Tax benefit of stock option exercises			387,942						387,942
Issuance of restricted stock	42,000	420	729,540		(729,960)				—
Recognition of compensation expense for restricted stock issuance (Note 8)					205,301				205,301
Net income and comprehensive income for the year ended June 30, 2005				(313,017)		11,453,715			11,140,698
Dividends declared						(3,923,144)			(3,923,144)

Balance at June 30, 2005	21,258,576	$212,585	$104,163,515	$(284,920)	$(524,659)	$(10,732,358)	229,224	$(1,096,872)	$91,737,291

Issuance of common stock for:
Equity offering	2,227,912	22,279	54,696,156						54,718,435
Exercise of stock options	276,777	2,768	3,909,107						3,911,875
Vesting of restricted stock	53,375	533	(533)						—
Tax benefit of stock-based compensation exercises			1,438,399						1,438,399
Recognition of non-cash compensation expense for stock- based compensation (Note 8)			2,777,686						2,777,686
Reversal of deferred compensation			(524,659)		524,659				—
Net income and comprehensive income for the year ended June 30, 2006				783,382		11,350,081			12,133,463
Dividends declared						(5,057,500)			(5,057,500)

Balance at June 30, 2006	23,816,640	$238,165	$166,459,671	$498,462	$—	$(4,439,777)	229,224	$(1,096,872)	$161,659,649

Issuance of common stock for:
Equity offering	4,400,064	44,001	121,893,903						121,937,904
Peñasquito royalty acquisition	577,434	5,774	18,495,211						18,500,985
Exercise of stock options	46,467	465	581,838						582,303
Vesting of restricted stock	52,375	524	(524)						—
Tax benefit of stock-based compensation exercises			345,824						345,824
Recognition of non-cash compensation expense for stock- based compensation (Note 8)			2,663,189						2,663,189
Net income and comprehensive income for the year ended June 30, 2007				(40,164)		19,720,480			19,680,316
Dividends declared						(6,289,174)			(6,289,174)

Balance at June 30, 2007	28,892,980	$288,929	$310,439,112	$458,298	$—	$8,991,529	229,224	$(1,096,872)	$319,080,996

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2007	2006	2005
Cash flows from operating activities
Net income	$19,720,480	$11,350,081	$11,453,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,268,680	4,261,060	3,204,984
Gain on available for sale securities	—	—	(163,577)
Deferred tax (benefit) expense	(761,293)	(873,211)	1,054,911
Non-cash employee stock compensation expense	2,663,189	2,777,686	205,301
Tax (benefit) expense of stock-based compensation exercises	(345,824)	(1,438,399)	387,942
Changes in assets and liabilities:
Royalty receivables	(6,508,398)	639,276	(1,380,022)
Prepaid expenses and other assets	414,291	266,495	(65,889)
Accounts payable	1,019,567	(64,865)	(141,502)
Income taxes payable	16,121	1,519,670	253,496
Accrued liabilities and other current liabilities	(139,943)	165,577	17,388
Other long-term liabilities	424	1,115	(6,455)

Net cash provided by operating activities	$24,347,295	$18,604,485	$14,820,292

Cash flows from investing activities
Capital expenditures for property and equipment	$(284,930)	$(38,657)	$(126,954)
Acquisition of royalty interests in mineral properties	(120,808,163)	(43,931,448)	(7,514,947)
Note receivable – Battle Mountain Gold Exploration	(14,493,878)	—	—
Restricted cash – compensating balance	(15,750,000)	—	—
Purchase of available for sale securities	(81,089)	(204,715)	(1,000,000)
Deferred acquisition costs	(973,247)	—	—
Proceeds from sale of available for sale securities	—	—	539,960

Net cash used in investing activities	$(152,391,307)	$(44,174,820)	$(8,101,941)

Cash flows from financing activities
Dividends paid	$(5,721,203)	$(4,807,505)	$(3,651,893)
Debt issuance costs	(464,113)	(81,857)	—
Issuance of Note payable	15,750,000	—	—
Tax benefit from stock-based compensation exercises	345,824	1,438,399	—
Net proceeds from issuance of common stock	122,525,982	58,630,310	973,012

Net cash provided by (used in) financing activities	$132,436,490	$55,179,347	$(2,678,881)

Net increase in cash and equivalents	4,392,478	29,609,012	4,039,470

Cash and equivalents at beginning of year	78,449,383	48,840,371	44,800,901

Cash and equivalents at end of year	$82,841,861	$78,449,383	$48,840,371

Supplemental cash flow information:
Cash paid during the period for:
Interest	$801,350	$—	$—
Income taxes	$10,293,437	$4,610,911	$2,330,000
Non-cash investing and financing activities:
Dividends declared	$6,289,174	$5,057,500	$3,923,144
Deferred compensation (equity offset)	$—	$—	$729,960
Acquisition of royalty interest in mineral property (with common stock)	$18,495,211	$—	$55,170
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Operations
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the 2007 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
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
Basis of Consolidation:
The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly-owned subsidiaries and an entity over which control is achieved through means other than voting rights (see Note 15). Intercompany transactions and account balances have been eliminated in consolidation.
Cash and Cash Equivalents:
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2007, cash and cash equivalents were primarily held in uninsured interest bearing cash and money market accounts. As of June 30, 2007, approximately $82.2 million of our total cash and equivalents was held at one financial institution.
Available for Sale Securities:
Investments in securities that management does not have the intent to sell in the near term and that have readily determinable fair values are classified as available-for-sale investments. Unrealized gains and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
losses on these investments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity, except that declines in market value judged to be other than temporary are recognized in determining net income. When investments are sold, the realized gains and losses on these investments, determined using the specific identification method, are included in determining net income.
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
Royalty Interests in Mineral Properties:
Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Account Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacements of FASB Statement No. 125, or a derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Also, in accordance with FASB Emerging Issues Task Force Issue No., or EITF, 04-02, Working Group Report No.1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues, we recognize our royalty interests as tangible assets as of June 30, 2007 and 2006. We based our conclusion on the following factors:
1.	Our royalty interests in mineral properties do not meet the definition of financial assets under FASB Statement No. 140; and

2.	Our royalty interests in mineral properties do not meet the definition of derivative instruments under FASB Statement No. 133.
Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future. Exploration costs are charged to operations when incurred.
Asset Impairment:
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold and other metals, and whenever new information regarding the mineral properties is obtained from the operator that could affect the future recoverability of our royalty interests. Impairments in the carrying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.
Our estimates of gold and other metal prices, operator’s estimates of proven and probable reserves related to our royalty properties, and operator’s estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.
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
Royalty Revenue:
Royalty revenue is recognized pursuant to guidance in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition for Financial Statements. Revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the persuasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectibility of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.
Revenue recognized pursuant to the Robinson royalty agreement is based upon 3 percent of revenue received by the operator of the mine, Quadra Mining Ltd. (“Quadra”), for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra’s concentrate sales contracts with third-party smelters, in general, provide for an initial payment based upon provisional assays and quoted metal prices at the date of shipment. Final true up payments are subsequently based upon final assays and market metal prices set on a specified future dates, typically one to three months after the date the concentrate arrives at the third-party smelter (which generally occurs three to six months after the shipment date from the Robinson mine).
Royal Gold recognizes revenue under the Robinson royalty agreement based on amounts contractually due pursuant to the calculations above for the underlying sale. As a result of pricing variations in gold, silver and copper over the respective settlement period, royalty revenue recognized on the Robinson royalty could be positively or negatively impacted by any changes in metal prices, between the provisional and final settlement periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-Based Compensation:
Effective July 1, 2005, we account for our stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. Prior to July 1, 2005, we measured compensation cost as prescribed by Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (“APB 25”). See Note 8 within these Notes to Consolidated Financial Statements for further discussion on the Company’s stock-based compensation.
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
Reclassifications:
Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is evaluating the impact the adoption of FIN 48 could have on our financial statements; however, the Company does not expect the adoption of FIN 48 to have a material effect on the Company’s financial position or results of operations.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other accounting standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability between participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement No. 157 are effective for our fiscal year beginning July 1, 2008, and interim periods within the fiscal year. The Company is evaluating the impact, if any, the adoption of Statement No. 157 could have on our financial statements.
Also in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity in practices surrounding how public companies quantify and evaluate the materiality of financial statement misstatements. SAB 108 provides that once a current year misstatement has been quantified, the guidance in Staff Accounting Bulletin No. 99, Financial Statements – Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company elected early application of SAB 108 during its third quarter ending March 31, 2007. Please see Note 15 for the effect of the Company’s early application of SAB 108.
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
2. ROYALTY ACQUISITIONS
Peñasquito
On January 23, 2007, we acquired a 2.0% net smelter return (“NSR”) royalty interest on the Peñasquito project located in the State of Zacatecas, Mexico, from Kennecott Exploration Company, a Delaware corporation, and Minera Kennecott S.A. de C.V., a company incorporated under the laws of Mexico for $80 million in cash and 577,434 shares of our common stock. We also obtained the right to acquire any or all of a group of NSR royalties ranging from 1.0% to 2.0% on various other concessions in the same region. On April 27, 2007, we notified Kennecott Exploration Company of our intention to acquire the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
royalties on certain of these concessions. We expect to complete our acquisition of these royalties for nominal consideration during the first quarter of fiscal 2008. Our right to acquire the royalties not identified in our notice expired on May 1, 2007.
The Peñasquito project is composed of two main deposits called Peñasco and Chile Colorado and is under development by a subsidiary of Goldcorp Inc. (“Goldcorp”). The Peñasquito project hosts one of the world’s largest silver, gold and zinc reserves while also containing large lead reserves. The Peñasquito project is currently under construction and is expected to commence initial production in mid-calendar 2008 with full production being reached in calendar 2012.
The Peñasquito royalty acquisition was accounted for as an asset purchase. As such, the total purchase price of $99.1 million, which consisted of $80 million in cash, 577,434 shares of our common stock (valued at $18,500,985) and approximately $640,000 of transaction costs, is recorded as a component of Royalty interests in mineral properties, as a development stage royalty, in the consolidated balance sheets.
Pascua-Lama
On March 9, 2007, Royal Gold’s wholly-owned subsidiary, Royal Gold Chile Limitada, a Chilean limited liability company (“RGCL”), acquired an NSR sliding-scale royalty on gold which is derived from certain mineral concessions at the Pascua-Lama project located in Chile for $20.5 million. Barrick Gold Corporation (“Barrick”) owns the Pascua-Lama project, and is targeting production to commence in calendar year 2010. The acquisition also includes an NSR royalty on copper from reserves located in Chile sold after January 1, 2017.
The NSR sliding-scale royalty ranges from 0.16%, when the average quarterly gold price is $325 per ounce or less, to 1.08%, when the average quarterly gold price is $800 per ounce or more. The acquisition also includes a 0.216% fixed-rate copper royalty that applies to 100% of the Pascua-Lama copper reserves in Chile but does not take effect until after January 1, 2017.
The Pascua-Lama royalty acquisition was accounted for as an asset purchase. As such, the $20.5 million purchase price, plus approximately $354,000 of direct acquisition costs, is recorded as a component of Royalty interests in mineral properties in the consolidated balance sheets. We have allocated $20.4 million as a development stage royalty interest and approximately $411,000 as an exploration stage royalty interest.
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
The Gold Hill transaction was accounted for as an asset purchase. As such, the $3.3 million acquisition cost, plus approximately $15,000 of acquisition costs, is recorded as a component of Royalty interests in mineral properties, as a development stage royalty, on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Taranis Exploration Alliance
On November 4, 2005, Royal Gold entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis Resources Inc. (“Taranis”) with respect to its exploration program in Finland. As part of the first Agreement, the Company will obtain a 2.0% NSR royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program, in exchange for a $321,638 investment in 937,500 shares of Taranis’ common stock and 468,750 warrants. On August 21, 2006, we acquired, under a private placement, an additional 100,000 shares of Taranis’ common stock and warrants exercisable to purchase up to 50,000 Taranis common shares at $0.49.
As part of the Agreements, we funded $500,000 to Taranis for exploration work on the Kettukuusikko property in Lapland, Finland, in exchange for a 2.0% NSR royalty on the property. As of June 30, 2006, we funded the entire $500,000 commitment. We also have an option to fund up to an additional $600,000. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2% NSR royalty. The Company has elected to exercise this option. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2.0% NSR royalty. As of June 30, 2007, we have funded approximately $506,000 of the additional $600,000 option. Amounts funded to Taranis as part of the $500,000 and $600,000 Kettukuusikko exploration commitments have been expensed as a component of Exploration and business development expense on our consolidated statements of operations and comprehensive income.
Taranis is publicly traded and therefore we have recorded our investment in Taranis common stock and warrants as Available for sale securities on our consolidated balance sheets at their relative fair values. See Note 4 within these Notes to Consolidated Financial Statements for further detail on our investment in common stock and warrants of Taranis.
Robinson and Mulatos Royalties
On December 28, 2005, Royal Gold paid $25 million to Kennecott Minerals (“Kennecott”) in exchange for two existing royalty interests held by Kennecott, including a 3.0% NSR royalty on the Robinson mine, located in eastern Nevada, and a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico.
The Robinson mine is an open pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by a subsidiary of Quadra since 2004. Royal Gold began receiving revenue from the Robinson royalty during our fourth quarter of fiscal year 2006 after a $20.0 million reclamation trust account was fully funded by Quadra.
The Mulatos project, owned and operated by a subsidiary of Alamos Gold, Inc., is an open pit, heap leach gold mine. Commercial production was achieved effective April 1, 2006. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 per ounce up to 1.50% for gold prices above $400 per ounce.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Taparko Project Royalties
On March 1, 2006, Royal Gold entered into an Amended and Restated Funding Agreement (“Funding Agreement”) with Societe des Mines de Taparko, also known as Somita SA (“Somita”), a 90% owned subsidiary of High River Gold Mines Ltd. (“High River”), to acquire two initial production payments equivalent to gross smelter return (“GSR”) royalties and two subsequent GSR royalty interests on the Taparko-Bouroum Project (“Taparko project”) in Burkina Faso, West Africa. The Funding Agreement amended and restated the initial Funding Agreement dated December 1, 2005, among Royal Gold, High River and Somita. The Taparko project is operated by Somita. Royal Gold’s funding of the project has totaled $34.6 million of a total $35 million funding commitment and has been used for the development and construction of the Taparko project. Construction of the Taparko project has been largely completed, with production commencing during the third quarter of calendar 2007.
As a result of our funding to date, we obtained the following mineral interests, all related to the Taparko project:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Somita. Royal Gold will maintain its security interest, in the form of the Somita shares, through the construction period. The security interest will be released upon the project meeting Project Completion, as defined in the Funding Agreement.
In addition to the 90% interest in Somita, Royal Gold also obtained as collateral a pledge of shares of two equity investments held by High River. The equity value underlying the pledge of these shares is valued at approximately $21.5 million as of June 30, 2007, and includes 12,015,000 common shares in the capital stock of Pelangio Mines, Inc. and 1,790,941 common shares in the capital stock of Intrepid Minerals Corporation. The purpose of this collateral is to maintain a construction reserve that can be used to remedy any construction defects noted during the construction contract warranty period. This collateral can only be used to remedy identified construction defects and cannot be used to repay any of Royal Gold’s investment. This security interest will be released by Royal Gold at the end of the construction contract warranty period.
Investment in Revett Silver Company and the Troy Mine
On October 14, 2004, in a three-part transaction, the Company paid $8.5 million to Revett Silver Company (“Revett”) and its wholly-owned subsidiary, Genesis Inc. (“Genesis”), for two royalty interests in the Troy underground silver and copper mine, located in northwestern Montana, and shares in Revett.
For consideration of $7.25 million, the Company obtained the right to receive a production payment equivalent to a 7.0% gross smelter return royalty (“GSR royalty”) from all metals and products produced and sold from the Troy mine. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. We have received cumulative payments associated with the GSR royalty totaling $5.5 million through June 30, 2007.
As a second component of the transaction, the Company acquired a perpetual GSR royalty (“perpetual royalty”) at the Troy mine for $250,000. The rate for this perpetual royalty begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper, and steps down to a 2.0% perpetual royalty after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. In the third component of the transaction, the Company purchased approximately 1.3 million shares of Revett common stock for $1.0 million, which was the fair value of Revett common stock on the transaction date. These shares can be converted, under certain circumstances and at the election of the Company, into a 1.0% NSR royalty on the Rock Creek mine, also located in northwestern Montana and owned by Revett.
Under the terms of the share agreement, the Company has the right, but not the obligation, to cure any default by Revett or Genesis under their obligations pursuant to an existing mortgage payable, secured by a Promissory Note, to Kennecott Montana Company, a third party and prior Joint Venture interest owner of the Troy mine. The principal and accrued interest under the Promissory Note as of June 30, 2007, was approximately $6.2 million with a maturity date of February 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following table summarizes the net book value of each of our royalty interests in mineral properties as of June 30, 2007 and June 30, 2006.
As of June 30, 2007:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(6,443,575)	1,661,445
NVR1	2,525,107	(1,978,185)	546,922
Bald Mountain	1,978,547	(1,832,865)	145,682
SJ Claims	20,788,444	(7,158,738)	13,629,706
Robinson mine	17,824,776	(2,053,267)	15,771,509
Mulatos mine	7,441,779	(663,287)	6,778,492
Troy mine GSR royalty	7,250,000	(3,035,551)	4,214,449
Troy mine Perpetual royalty	250,000	—	250,000
Leeville South	1,775,809	(1,775,809)	—
Leeville North	15,085,824	(1,472,223)	13,613,601
Martha	172,810	(172,810)	—

	83,198,116	(26,586,310)	56,611,806

Development stage royalty interests:
Peñasquito	99,171,760	—	99,171,760
Taparko Project
TB-GSR1	25,680,747	—	25,680,747
TB-GSR2	7,505,516	—	7,505,516
TB-GSR3	1,058,906	—	1,058,906
Pascua-Lama	20,445,480	—	20,445,480
Gold Hill	3,340,384	—	3,340,384

	157,202,793	—	157,202,793

Exploration stage royalty interests:
Taparko Project
TB-GSR3	214,765	—	214,765
TB-MR1	140,065	—	140,065
Pascua-Lama	410,643	—	410,643
Leeville North	1,460,439	(271,187)	1,189,252
Buckhorn South	70,117	—	70,117

	2,296,029	(271,187)	2,024,842

Total royalty interests in mineral properties	$242,696,938	$(26,857,497)	$215,839,441

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pipeline Mining Complex
We own two GSR sliding-scale royalties (GSR1 ranging from 0.40% to 5.0% and GSR2 ranging from 0.72% to 9.0%), a 0.71% fixed gross smelter return royalty (GSR3), and a 1.25% net value return (“NVR”) royalty (NVR1) over the Pipeline Mining Complex that includes the Pipeline, South Pipeline, Gap and Crossroads gold deposits in Lander County, Nevada. The Company owns 31.6% of the 1.25% NVR (or 0.39%) while our consolidated minority interest owns the remaining portion of the 1.25% NVR.
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
SJ Claims
We own a 0.9% NSR on the SJ Claims that cover a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by a subsidiary of Barrick at its Goldstrike property.
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
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy mine, located in northwestern Montana and operated by Revett. The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of June 30, 2007, we have received

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payments associated with the GSR royalty totaling $5.5 million, which is attributable to cumulative production of approximately 2.6 million ounces of silver and approximately 21.3 million pounds of copper.
We also own a GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper and steps down to a perpetual 2.0% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper. Effective January 1, 2006, we have re-classified our interest in the perpetual royalty from an exploration stage royalty interest to a production stage royalty interest due to an increase in reserves at the Troy mine.
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
Martha Mine
We own a 2.0% NSR royalty on the Martha mine located in the Santa Cruz Province of Argentina, operated by a subsidiary of Coeur d’Alene Mines Corporation. The Martha mine is a high grade underground silver mine.
Peñasquito
We hold a 2.0% NSR royalty interest on the Peñasquito project located in the State of Zacatecas, Mexico. The Peñasquito project is under development by a subsidiary of Goldcorp Inc. and hosts one of the world’s largest silver, gold and zinc reserves while also containing large lead reserves. We carry our interest in the proven and probable reserves at the Peñasquito project as a development stage royalty interest, which is not currently subject to amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Taparko Mine
We hold a production payment equivalent to a 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko project, located in Burkina Faso and operated by Societe des Mines de Taparko (“Somita”), a subsidiary of High River Gold Mines Ltd. (“High River”). TB-GSR1 will remain in-force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. We also hold a production payment equivalent to a GSR sliding-scale royalty (TB-GSR2 ranging from 0% to 10%) on all gold produced from the Taparko project. TB-GSR2 is effective concurrently with TB-GSR1, and will remain in-force from completion of the funding commitment until the termination of TB-GSR1. We carry our interests in TB-GSR1 and TB-GSR2 as development stage royalty interests, which are not currently subject to amortization.
We also hold a perpetual 2% GSR royalty (TB-GSR3) on all gold produced from the Taparko project area. TB-GSR3 will commence upon termination of the TB-GSR1 and TB-GSR2 royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest, which is not subject to periodic amortization at this time. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest, which is also not subject to amortization at this time.
In addition, we hold a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko project processing facilities that is mined from any area outside of the Taparko project area. TB-MR1 is classified as an exploration stage royalty interest and is not subject to amortization at this time.
The royalty documents for the foregoing royalties have been signed and we are holding them pending completion of our $35 million funding commitment (of which we have funded $34.6 million as of June 30, 2007) to Somita. Upon completion of our funding commitment, the royalty documents will be released and recorded and be legally effective. See Note 13 below for more information about the Amended and Restated Funding Agreement.
Pascua-Lama
We hold a sliding-scale NSR royalty on gold which is derived from certain mineral concessions at the Pascua-Lama project, operated by a subsidiary of Barrick, in Chile. The sliding-scale NSR royalty ranges from 0.16%, when the average quarterly gold price is $325 per ounce or less, to 1.08%, when the average quarterly gold price is $800 per ounce or more. We also hold a 0.22% fixed rate copper royalty that applies to 100% of the Pascua-Lama copper reserves in Chile but does not take effect until after January 1, 2017. We carry our interest in the proven and probable reserves at the Pascua-Lama project as a development stage royalty interest, which is not currently subject to amortization.
We carry our interest in the non-reserve portion of Pascua-Lama project as an exploration stage royalty interest, which is not subject to periodic amortization. In the event that future proven and probable reserves are developed at the Pascua-Lama project associated with our royalty interest, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future circumstances indicate that the non-reserve portion of the Pascua-Lama project will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.

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
4. AVAILABLE FOR SALE SECURITIES
We hold 1.3 million shares of Revett common stock that are recorded as an investment in available for sale securities on the consolidated balance sheets. The market value for our investment in the shares of Revett was $1,490,177 and $1,483,137 as of June 30, 2007 and 2006, respectively. Our cost basis in the Revett shares is $1.0 million.
We hold 1,037,500, 518,750, and 100,000 shares of common stock, warrants and stock options, respectively, in Taranis. The market value for our investment in Taranis’ common stock, warrants and stock options was $504,820 and $505,306 as of June 30, 2007 and 2006, respectively. Our cost basis in the Taranis common stock, warrants and stock options is $285,761.
5. REVOLVING CREDIT FACILITY PAYABLE
On January 5, 2007, the Company and a wholly-owned subsidiary entered into the Second Amended and Restated Loan Agreement (“Amendment”) with HSBC Bank USA, National Association (“HSBC Bank”). The Amendment increased our current revolving credit facility from $30 million to $80 million and extended the maturity date of the credit facility to December 31, 2010. The facility bears interest at LIBOR plus 1.5% and includes both affirmative and negative covenants, as defined, so long any portion of the facility is outstanding and unpaid. The Company’s borrowing base will be calculated based on our royalties and will be initially based on its GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex and its SJ Claims, Leeville, Bald Mountain and Robinson royalties.
The Company and the wholly-owned subsidiary granted HSBC Bank security interests in the following: the Company’s GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex; the Company’s SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties; and the Company’s debt reserve account at HSBC Bank. The initial availability under the borrowing base was the full $80 million under the credit facility. As of April 15, 2007, the total availability under the borrowing base was decreased to $71.4 million, reflecting an updated borrowing base calculation, as defined, based upon the future cash flows from the royalties included in the borrowing base calculation. Per the Amendment, the borrowing base calculation will be recalculated October 15, 2007.
During our third fiscal quarter of 2007, we drew $60 million under the revolving credit facility primarily to complete the closing of the Peñasquito and Pascua-Lama royalty acquisitions, as discussed in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fourth quarter of fiscal year 2007, we fully paid amounts under the credit facility primarily from the proceeds of our equity offering in April 2007, as discussed further in Note 8. The company paid approximately $801,000 in interest associated with the outstanding credit facility during fiscal year 2007.
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
The $15.75 million balance in the Collateral Account as of June 30, 2007, is recorded as Restricted cash – compensating balance on the Company’s consolidated balance sheets. RGCL’s $15.75 million principal obligation under the Term Loan Agreement is recorded as Note payable on the Company’s consolidated balance sheets.
7. NOTE RECEIVABLE
As discussed further in Note 16, in connection with the proposed merger with Battle Mountain Gold Exploration (“Battle Mountain”), on March 28, 2007, Royal Gold entered into a Bridge Finance Facility Agreement (as amended) with Battle Mountain and its wholly-owned subsidiary BMGX (Barbados) Corporation, as borrowers, whereby Royal Gold has agreed to make available to the borrowers a bridge facility of up to $20 million. In April 2007, the maximum availability under the bridge facility was reduced to $15 million. Outstanding principal, interest and expenses under the bridge facility may be converted at Royal Gold’s option into Battle Mountain common stock, at a conversion price per share of $0.60 at any time during the term of the bridge facility, provided that Royal Gold notifies Battle Mountain of its election to convert on or before April 4, 2008. The bridge facility will mature on June 6, 2008.
The conversion option has been accounted for as an embedded derivative instrument with the conversion option bifurcated from the host contract, the bridge facility, and recorded as a separate asset on the balance sheet. The conversion option asset is marked to market each period with a charge or credit to interest expense and other in the consolidated statement of operations. The corresponding discount to the carrying value of the bridge facility note receivable is being accreted to face value as additional interest income and other each reporting period.
As of June 30, 2007, approximately $14.5 million aggregate principal amount has been advanced to Battle Mountain under the bridge facility and is recorded as Note receivable – Battle Mountain Gold Exploration on the consolidated balance sheets. Interest on advances under the bridge facility will accrue at the LIBOR Rate plus 3% per annum. Accrued interest on the $14.5 million aggregate advanced under the bridge facility is recorded within Note receivable—Battle Mountain Gold Exploration on the consolidated balance sheets as of June 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
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
For the fiscal years ended June 30, 2007, 2006 and 2005, we recorded total non-cash stock compensation expense related to our equity compensation plans of $2,663,189 $2,777,686 and $205,301, respectively. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Fiscal Years Ended June 30,
	2007	2006	2005
Non-cash compensation allocation:
Cost of operations	$400,977	$380,565	$16,839

General and administrative	1,510,142	1,465,055	154,517

Exploration and business development	752,070	932,066	33,945

Total non-cash compensation expense	$2,663,189	$2,777,686	$205,301

The total income tax benefit associated with non-cash stock compensation expense was approximately $958,000, $1,000,000, and $74,000 for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.
As of June 30, 2007, there are 314,692 shares of common stock reserved for future issuance under our 2004 Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during our fiscal year 2007, 2006 and 2005 grants are noted in the following table:

	2007	2006	2005
Weighted average expected volatility	52.88%	61.20%	69.77%
Weighted average expected option term in years	5.1	5.4	4.5
Weighted average dividend yield	0.93%	1.00%	1.14%
Weighted average risk free interest rate	4.6%	4.5%	3.6%
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
On February 15, 2007, 1,600 stock options under the 2004 Plan were granted to an officer of the Company with an exercise price of $32.40, which was the closing market price for our common stock on the date of grant. On November 7, 2006, 91,500 stock options under the 2004 Plan were granted to officers and certain employees under the 2004 Plan. These options have an exercise price of $28.78, which was the closing market price for our common stock on the date of grant. On November 8, 2006, 15,000 stock options under the 2004 Plan were granted to the Board of Directors at an exercise price of $29.20, which was the closing market price of our common stock on the date of grant.
A summary of stock option activity under our equity compensation plans for the fiscal year ended June 30, 2007, is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2006	528,414	$14.86
Granted	108,100	28.89
Exercised	(46,467)	12.53
Forfeited and Expired	(10,833)	20.36

Outstanding at June 30, 2007	579,214	$17.57	6.4	$3,591,535

Exercisable at June 30, 2007	440,780	$14.76	4.1	$4,010,387

The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2007, 2006 and 2005, was $13.79, $12.04, and $9.23, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005, were $767,181, $5,561,205, and $2,731,940, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of the Company’s non-vested stock options for the fiscal year ended June 30, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	132,334	$11.24
Granted	108,100	$13.79
Vested	(91,167)	$11.62
Forfeited	(10,833)	$10.93

Non-vested at June 30, 2007	138,434	$13.00

For the fiscal years ended June 30, 2007, 2006 and 2005, we recorded non-cash stock compensation expense associated with stock options of $1,153,420, $1,116,362 and $0, respectively. As of June 30, 2007, there was $961,415 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the fiscal years ended June 30, 2007, 2006 and 2005 was $1,059,748, $450,342 and $297,575, respectively.
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

For The Fiscal Year
Ended June 30,
2005
Net income, as reported	$11,453,715

Add: Stock-based compensation expense for restricted stock awards included in reported net income, net of related tax effects	131,393
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(653,221)

Pro forma net income	$10,931,887

Earnings per share:
Basic, as reported	$0.55

Basic, pro forma	$0.52

Diluted, as reported	$0.54

Diluted, pro forma	$0.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Stock-based Compensation
On November 7, 2006 and November 8, 2005, officers and certain employees were granted 36,000 and 41,000 shares of restricted common stock, respectively, that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to two different performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve on an annual basis.
A summary of the status of the Company’s non-vested Performance Shares for the fiscal year ended June 30, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	41,500	$19.19
Granted	36,000	$28.78
Vested	(44,875)	$21.07
Forfeited	(5,625)	$19.53

Non-vested at June 30, 2007	27,000	$28.78

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with SFAS 123(R), the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of June 30, 2007, our estimates indicated that it is probable that 100% of our non-vested Performance Shares will be earned by June 30, 2008. For the fiscal years ended June 30, 2007, 2006 and 2005, we recorded non-cash stock compensation expense associated with our Performance Shares of $1,070,196, $1,234,129 and $0, respectively. As of June 30, 2007, total unrecognized non-cash stock compensation expense related to our Performance Shares is $259,020, which is expected to be recognized over the next fiscal year, the period over which it is probable that the performance goals will be attained.
On November 7, 2006 and November 8, 2005, officers and certain employees were granted 56,000 and 56,500 shares of restricted common stock, respectively, which vest by continued service alone (“Restricted Stock”). Restricted Stock awards granted to officers and certain employees vest over three years beginning after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively.
On November 8, 2006 and November 9, 2005, our non-executive directors were granted 7,500 shares of Restricted Stock. The non-executive directors’ shares of Restricted Stock vest as to 50% immediately and 50% one year after the date of grant.
Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights. We measure the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. Restricted Stock is amortized over the applicable vesting period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment with the Company.
A summary of the status of the Company’s non-vested Restricted Stock for fiscal year ended June 30, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2006	77,250	$20.60
Granted	63,500	$28.83
Vested	(7,500)	$26.41
Forfeited	(16,250)	$20.36

Non-vested at June 30, 2007	117,000	$24.73

For the fiscal years ended June 30, 2007, 2006 and 2005, we recorded non-cash stock compensation expense associated with the Restricted Stock of $439,573, $427,195, and $205,301, respectively. As of June 30, 2007, total unrecognized non-cash stock compensation expense related to Restricted Stock was $2,259,435, which is expected to be recognized over the remaining weighted average vesting period of 2.3 years.
Stock Issuances
During the fiscal year ended June 30, 2007, options to purchase 46,467 shares were exercised, resulting in proceeds of $582,303. During the fiscal year ended June 30, 2006, options to purchase 276,777 shares were exercised, resulting in proceeds of $3,911,875.
As discussed in Note 2, on January 24, 2007, we issued 577,434 shares of our common stock as part of the Peñasquito royalty acquisition.
In April 2007, we sold 4,400,064 shares of our common stock, at a price of $29.25 per share, resulting in proceeds of approximately $121.9 million, which is net of the underwriter’s discount of approximately $6.3 million and transaction costs of approximately $650,000. A portion of the net proceeds in this equity offering were used to repay the outstanding balance under our revolving credit facility with HSBC Bank, as discussed in Note 5, while the remaining net proceeds are intended to be used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.
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
Treasury Stock
We have adopted a stock repurchase program, in which the Board of Directors authorized the repurchase of up to $5 million of our common stock, from time-to-time, in the open market or in privately negotiated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transactions. In accordance with this program, we have repurchased 229,224 shares of common stock. Repurchased shares are held in the treasury for general corporate purposes. We have no commitments to repurchase our common stock.
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
9. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Year Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$19,720,480	24,827,319	$0.79
Effect of potentially dilutive options		247,767

Diluted EPS	$19,720,480	25,075,086	$0.79

Options to purchase 1,600 shares of common stock, at a purchase price of $32.40 per share, were outstanding at June 30, 2007, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

	For The Year Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$11,350,081	22,863,784	$0.50
Effect of potentially dilutive options		270,250

Diluted EPS	$11,350,081	23,134,034	$0.49

As of June 30, 2006, all outstanding options were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of our common shares for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
10. INCOME TAXES

	2007	2006	2005
Current federal tax expense	$10,309,558	$5,973,878	$3,047,551
Deferred tax (benefit) expense	(813,051)	(873,211)	1,375,357
Increase (decrease) in deferred tax asset valuation allowance	51,758	—	(320,446)

	$9,548,265	$5,100,667	$4,102,462

The provision for income taxes for the fiscal years ended June 30, 2007, 2006 and 2005, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of minority interest in income of consolidated subsidiary) from operations as a result of the following differences:

	2007	2006	2005
Total expense computed by applying federal rates	$10,244,060	$5,757,761	$5,444,662
State income taxes, net of federal benefit	84,094	191,856	156,600
Adjustments of valuation allowance	51,758	—	(320,446)
Excess depletion	(956,075)	(922,433)	(952,529)
Other	124,428	73,483	(225,825)

	$9,548,265	$5,100,667	$4,102,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets:
Non-cash stock-based compensation	$926,660	$495,018
Other	205,808	131,621

Total deferred tax assets	1,132,468	626,639

Valuation allowance	(51,758)	—

Net deferred tax assets	1,080,710	626,639

Deferred tax liabilities:
Mineral property basis	(6,535,809)	(6,860,016)
Other	(301,548)	(318,891)

Total deferred tax liabilities	(6,837,357)	(7,178,907)

Total net deferred taxes	$(5,756,647)	$(6,552,268)

As of June 30, 2007, our valuation allowance was associated with foreign net operating loss carryforwards. As of June 30, 2006 and 2005, there was no valuation allowance recorded with respect to our deferred tax assets. The net operating loss associated with RGCL is approximately $304,000. There is an unlimited carryback and carryforward period to use such losses.
11. MAJOR CUSTOMERS
In each of fiscal years 2007, 2006 and 2005, we received $28,230,183, $23,089,615 and $21,600,739, respectively, of our royalty revenues from the same operator, but not from the same mine.
12. SIMPLIFIED EMPLOYEE PENSION (“SEP”) PLAN
We maintain a Simplified Employee Pension Plan (“SEP Plan”) in which all employees are eligible to participate. We contribute a minimum of 3% of an employee’s compensation to an account set up for the benefit of the employee. If an employee chooses to make additional contributions to the SEP Plan through salary withholdings, we will match such contributions to a maximum of 7% of the employee’s salary. We contributed $147,139, $150,683 and $126,390 in fiscal years 2007, 2006 and 2005, respectively.
13. COMMITMENTS AND CONTINGENCIES
Taparko Project
On March 1, 2006, Royal Gold entered into an Amended and Restated Funding Agreement with Somita related to the Taparko project in Burkina Faso, West Africa. We have a $35 million funding commitment pursuant to the Amended and Restated Funding Agreement, of which we had funded approximately $34.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million as of June 30, 2007. Our final funding of the Taparko project, in the amount of $400,000, will be made upon project completion, as defined in the Amended and Restated Funding Agreement. Our royalties are subject to completion of our funding commitment.
Under a separate Contribution Agreement, High River is responsible for contributing additional equity contributions for any cost overruns incurred during the construction of the Taparko project and construction warranty periods. If High River is unable to make the required equity contributions, we have the right to either (a) provide funding that High River failed to fund, or (b) declare a default under the Funding Agreement. In the event that we elect to provide funding in the amount that High River fails to fund, we may elect to acquire either an equity interest in High River, consisting of units of common shares and warrants of High River as defined, or to obtain additional royalty interests in the Taparko project in a proportional amount to any additional funding compared with our original $35 million funding commitment. As of August 15, 2007, High River has made all required equity commitments as scheduled, under its Contribution Agreement.
Taranis
On November 4, 2005, we entered into a strategic alliance with Taranis for exploration on the Kettukuusikko project located in Finland. During our fiscal year 2006, we funded exploration totaling $500,000 in return for a 2% NSR royalty. We also have an option to fund up to an additional $600,000. The Company elected to exercise this option in April 2006. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2.0% NSR royalty. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2.0% NSR royalty. As of June 30, 2007, we had funded $506,404 of the additional $600,000 option.
Revett
Under the terms of the Revett purchase agreement, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed in curing such defaults. The principal and accrued interest under the promissory note owed to Kennecott Montana Company as of June 30, 2007, was approximately $6.2 million with a maturity date of February 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At present, Royal Gold is considering entering into a de minimis settlement with the State of California. This settlement offer must be accepted on or before September 14, 2007, unless an extension is sought and granted. Such settlement will result in a final conclusion regarding the Company’s responsibility to address the Casmalia Site matter.
Contractual Obligations
Our long-term contractual obligations as of June 30, 2007, are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Note payable(1)	$19,810,000	$870,000	$1,740,000	$17,200,000	$—
Operating leases(2)	1,084,157	180,693	581,684	321,780	—
Long-term retirement obligation	98,173	26,400	52,800	18,973	—

Total	$20,992,330	$1,077,093	$2,374,484	$17,540,753	$—

(1)	Amounts represent principal ($15,750,000) and estimated interest payments ($4,060,000) assuming no early extinguishment. See Note 6 for further detail.

(2)	We lease office space under a lease agreement, which expires October 31, 2012.
Employment Agreements
We have one-year employment agreements with some of our officers which, under certain circumstances, require total minimum future compensation, at June 30, 2007, of $526,500. The terms of each of these agreements automatically extend annually, for one additional year, unless terminated by Royal Gold or the officer, according to the terms of the agreements.
Revolving Credit Facility Commitment Fees
We have a line of credit from HSBC that may be used to acquire producing royalties and for general corporate purposes. As discussed in Note 5, during our third quarter, we increased our current revolving credit facility from $30 million to $80 million. During fiscal years 2007, 2006 and 2005, we paid commitment fees of $229,236, $157,500 and $76,042, respectively, to HSBC for the revolving credit facility. As of June 30, 2007, no funds are outstanding under the revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. RELATED PARTY
Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty on production of minerals from a portion of the Pipeline Mining Complex. Denver Mining Finance Company, our wholly-owned subsidiary, is the general partner and holds a 2.0% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Executive Chairman, the Chairman of our Audit Committee and two other members of our board of directors hold an aggregate 41.69% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments received from the operator including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, including our directors and Executive Chairman.
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 27,465 ounces of gold as of June 30, 2007, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory – restricted on the consolidated balance sheets. The carrying value of the gold in inventory was $10,611,562 as of June 30, 2007, while the fair value of such ounces was $17,865,983 as of June 30, 2007. None of the gold currently held in inventory as of June 30, 2007, is attributed to Royal Gold, as the gold allocated to Royal Gold is typically sold within five days of receipt.
15. STAFF ACCOUNTING BULLETIN NO. 108
In September 2006, the SEC issued SAB 108. The Company elected early application of SAB 108 during its third quarter of fiscal year 2007, with effect from July 1, 2006. Prior to SAB 108, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year misstatements on the income statement. Prior to our application of the guidance in SAB 108, we used the roll-over method for quantifying financial statement misstatements.
SAB 108 permits existing public companies to initially apply its provisions by either (i) restating prior financial statements as if the “dual approach” had always been applied, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities with an offsetting adjustment to the opening balance of retained earnings. The Company has elected to record the effects of applying SAB 108 as an adjustment to the carrying value of assets and liabilities, however, due to the nature of such adjustments (described below), no offsetting adjustment was necessary to the Company’s beginning of the year retained earnings.
Using its pre-SAB 108 methodology for assessing misstatements, the Company has determined that the effect of such error on any previously issued financial statement was not material.
Consolidation of CVP
CVP was formed as a limited partnership in April of 1992. It owns a 1.25% net value royalty on production of minerals from a portion of the Pipeline Mining Complex. Denver Mining Finance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In connection with the preparation of its financial statements for the quarter ended March 31, 2007, the Company determined that due to the legal structure of CVP and certain related factors, CVP should have been fully consolidated, effective December 31, 2003, pursuant to the guidance of FASB Interpretation No. 46 Consolidation of Variable Interest Entities, (as revised, “FIN 46R”), rather than consolidated based on the Company’s proportional interest in CVP. On a fully consolidated basis, all of the assets, liabilities, revenues and expenses of CVP would have been reflected in the Company’s consolidated financial statements, including a minority interest equivalent to the net assets of CVP representing the ownership share of royalty interests in mineral properties and inventory held for others. Fully consolidating CVP would not have changed the Company’s proportionate share of earnings from CVP, nor would it have changed the Company’s consolidated earnings or shareholders’ equity for any previous periods.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
	2006		Adjusted
	Reported	SAB 108	July 1, 2006
	Balance	Adjustment	Balance
Royalty interests in mineral properties, net	$84,589,569	$97,599	$84,687,168
Inventory – restricted (Note 13)	$—	$9,373,881	$9,373,881
Total assets	$172,259,821	$9,471,480	$181,731,301
Total liabilities	$10,600,172	$—	$10,600,172
Minority interest in subsidiary	$—	$9,471,480	$9,471,480
Total stockholders’ equity	$161,659,649	$—	$161,659,649
Total liabilities and stockholders’ equity	$172,259,821	$9,471,480	$181,731,301
As indicated above, the adoption of SAB 108 had no impact on the Company’s retained earnings. Accordingly, no adjustment was necessary to record the cumulative effect on the opening balance of retained earnings at July 1, 2006.
The Company does not believe, based on its pre-SAB 108 methodology, that the effect of proportionately, rather than fully, consolidating CVP was material in any of the periods since December 31, 2003, the effective date of FIN 46R to the Company. In reaching that determination, the Company considered the following incremental adjustments to our reported annual financial statements, for fiscal years 2005 and 2006.

	Fiscal Year	Fiscal Year
	Ended June 30,	Ended June 30,
	2005	2006
Royalty revenue	$2,550,249	$1,507,098
Cost of operations	$124,315	$59,274
Depreciation, depletion and amortization	$53,939	$20,606
Income before income taxes and minority interest	$2,371,995	$1,427,218
Minority interest in income of consolidated subsidiaries	$(2,371,995)	$(1,427,218)
Net income	$—	$—
16. SUBSEQUENT EVENT
On July 30, 2007, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Battle Mountain Battle Mountain and Royal Battle Mountain, Inc. (“Merger Sub”), a newly-formed and wholly-owned subsidiary of Royal Gold. The Merger Agreement amends and restates the Agreement and Plan of Merger dated as of April 17, 2007 by and among Royal Gold, Battle Mountain and the Merger Sub pursuant to which Merger Sub will be merged into Battle Mountain with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold (the “Merger”).
Under the Merger Agreement, each outstanding share of Battle Mountain common stock will be converted into the right to receive, at the election of each Battle Mountain stockholder, either (i) a number of shares of Royal Gold common stock to be determined at closing (“Stock Election”) or (ii) approximately $0.55 in cash (“Cash Election”), in each case assuming 91,563,506 shares of Battle Mountain common stock will be issued and outstanding immediately prior to the effective time of the merger. The per share consideration, if a holder of Battle Mountain common stock makes a Stock Election, will be based on the average price per share of Royal Gold common stock as reported on the NASDAQ Global Select Market for the five trading day period up to and including the second business day preceding (but not including) the closing date of the merger transaction. If the average price is below

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$29.00, the per share stock consideration will be determined based on an aggregate of 1,634,410 shares of Royal Gold common stock and the holders of shares of Battle Mountain common stock would receive 0.0179 shares of Royal Gold common stock for each share of Battle Mountain common stock. If the average price of Royal Gold common stock is $30.18 or above, the per share stock consideration will be determined based on an aggregate of 1,570,507 shares of Royal Gold common stock and the holders of shares of Battle Mountain common stock would receive 0.0172 shares of Royal Gold common stock for each share of Battle Mountain common stock. If the average price is above or equal to $29.00 but less than $30.18, then the per share consideration for each share of Battle Mountain common stock would be proportionally adjusted based on the average price of Royal Gold common stock, using $47,397,901.26 as the aggregate purchase price. The per share consideration if a holder of Battle Mountain common stock makes a Cash Election will be based on a maximum amount of $50,359,928 as the aggregate purchase price.
The stock consideration and cash consideration payable in the Merger are subject to pro rata adjustment based on the number of issued and outstanding shares of Battle Mountain common stock immediately prior to the effective time of the Merger and a potential reduction or holdback of approximately 0.0006 shares of Royal Gold common stock on a per share basis, in the case of a Stock Election, or $0.017 on a per share basis, in the case of a Cash Election, based on the cost of settling certain Battle Mountain litigation.
Royal Gold, Battle Mountain and BMGX (Barbados) Corporation (with Battle Mountain, the “Borrowers”), Battle Mountain’s wholly-owned subsidiary, entered into the First Amendment to the Bridge Facility Agreement (the “First Amendment”). The First Amendment amends the March 28, 2007, Bridge Facility Agreement by and among Royal Gold and the Borrowers whereby Royal Gold agreed to make available to the Borrowers a bridge finance facility of up to $20 million. In April 2007, the maximum availability under the bridge finance facility was reduced to $15 million. Outstanding principal, interest and expenses under the bridge facility may be converted at Royal Gold’s option into Battle Mountain common stock, at a conversion price per share of $0.60 at any time during the term of the bridge facility, provided that Royal Gold notifies Battle Mountain of its election to convert on or before April 4, 2008. The bridge facility will mature on June 6, 2008. Please see Note 7 for further detail regarding the bridge finance facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

				Basic	Diluted
	Royalty	Operating		Earnings Per	Earnings
	Revenues	Income	Net Income	Share	Per Share
Fiscal Year 2007 Quarter Ended:
September 30	$9,928,642	$6,633,874	$4,960,137	$0.21	$0.21
December 31	12,855,289	7,835,982	5,635,652	0.24	0.24
March 31	11,208,556	5,690,715	3,438,615	0.14	0.14
June 30	14,364,341	8,345,693	5,686,076	0.20	0.20

	$48,356,828	$28,506,264	$19,720,480	$0.79	$0.79

Fiscal Year 2006 Quarter Ended:
September 30	$6,827,619	$4,045,678	$3,057,431	$0.14	$0.14
December 31	7,575,307	3,252,818	2,907,295	0.12	0.12
March 31	5,760,750	1,742,577	1,819,139	0.08	0.08
June 30	8,216,467	4,370,773	3,566,216	0.16	0.15

	$28,380,143	$13,411,846	$11,350,081	$0.50	$0.49

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the fiscal year ended June 30, 2007, there were no changes in or disagreements with our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, over accounting and financial disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of June 30, 2007, concluded that our disclosure controls and procedures were effective for this purpose.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that, as of June 30, 2007, our internal control over financial reporting is effective.
Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers’ report is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears under the captions “Proposal No. 1 – Election of Class II Directors and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the Company’s Proxy Statement for its 2007 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after June 30, 2007, and is incorporated by reference in this Annual Report on Form 10-K.
The Company’s Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K adopted by the SEC under the Exchange Act that applies to our principal executive officer and principal financial officer is available on the Company’s website at www.royalgold.com and in print without change to any stockholder who requests a copy. Requests for copies should be directed to Royal Gold, Inc., Attention Karen Gross, 1660 Wynkoop Street, Suite 1000, Denver, Colorado, 80202. The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, a provision of the Company’s Code of Business Conduct and Ethics by posting such information on the Company’s website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item appears under the caption “Compensation of Directors and Officers” included in the Company’s Proxy Statement for its 2007 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after June 30, 2007, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the caption “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for its 2007 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after June 30, 2007, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item appears in the Company’s Proxy Statement for its 2007 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after June 30, 2007, and is incorporated by reference in this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the caption “Ratification of Appointment of Independent Certified Public Accountants” included in the Company’s Proxy Statement for its 2007 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after June 30, 2007, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following is a list of documents filed as part of this report and are included herewith (*) or have been filed previously:
(1)	Financial Statements included in Item 8.
•	Consolidated Balance Sheets

•	Consolidated Statements of Operations and Comprehensive Income

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flow

•	Notes to Consolidated Financial Statements
(2)	Financial Statement schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the required information is set forth in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number	Description
2.1	Certificate of Ownership and Merger of High Desert Merger Sub Inc. into High Desert Mineral Resources, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

2.2	Amended and Restated Agreement and Plan of Merger, dated July 30, 2007, among Battle Mountain Gold Exploration Corp., Royal Gold, Inc. and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 21, 2005 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 14, 2005 and incorporated herein by reference)

3.3	Certificate of Designations (filed as Exhibit 20.4.3 to the Company’s Registration Statement on Form S-3 on December 27, 1996 and incorporated herein by reference)

Exhibit
Number	Description
4.1	Shareholders’ Rights Agreement (filed as Exhibit 4.1 to the Company’s Form 8-A (File No. 000-56647) on September 12, 1997 and incorporated herein by reference)

10.1**	Equity Incentive Plan (filed as part of the Company’s proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 (File No. 000-56647) and incorporated herein by reference)

10.2	Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K (File No. 001-13357) on September 28, 1998 and incorporated herein by reference)

10.3	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company’s Current Report on Form 8-K (File No. 001-13357) on April 12, 1999 and incorporated herein by reference)

10.4	Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 2, 1999 and incorporated herein by reference)

10.5**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company’s proxy statement (File No. 001-13357) on October 15, 1999 and incorporated herein by reference)

10.6	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

10.7	Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.8	Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.9	Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.10**	Form of Incentive Stock Option Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

Exhibit
Number	Description
10.11**	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.12**	Form of Restricted Stock Agreement (filed as Exhibit 10.03 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.13**	Form of Performance Share Agreement. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.14**	Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger (filed as Exhibit 10.05 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.15**	Royal Gold, Inc. 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 21, 2005 and incorporated herein by reference)

10.16**	Form of Employment Contract (together with Schedule of Certain Executive Officers Parties Thereto) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.17	Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.18	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.19	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.20	Proceeds Agreement with HSBC Bank USA (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 20, 2005 and incorporated herein by reference)

Exhibit
Number	Description
10.21	Purchase Agreement between Kennecott Minerals Company and Royal Gold, Inc., dated December 22, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 29, 2005 and incorporated herein by reference)

10.22	Amended and Restated Funding Agreement dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.23	Conveyance of Tail Royalty and Grant of Milling Fee dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.24	Conveyance of Production Payment dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.25	Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.26	Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.27	Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

Exhibit
Number	Description
10.28	Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.29	Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.30**	Form of Indemnification Agreement with Directors and Officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 13, 2006 and incorporated herein by reference)

10.31	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.32	Shares for Debt Agreement between Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.33	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.34	Second Amended and Restated Loan Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated January 5, 2007 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.35	Supplemental Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

Exhibit
Number	Description
10.36	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.37	Second Amended and Restated Promissory Note between Royal Gold, High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.38	Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.39	Term Loan Agreement between Royal Gold Chile Limitada and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 4, 2007 and incorporated herein by reference)

10.40	Guaranty between Royal Gold, Inc. and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 4, 2007 and incorporated herein by reference)

10.41	Option and Support Agreement by and between Royal Gold, Inc. and Mark D. Kucher dated as of March 5, 2007 (filed as Exhibit 99.1 to the Company’s Schedule 13D on March 15, 2007 and incorporated herein by reference)

10.42	Option and Support Agreement by and between Royal Gold, Inc. and IAMGOLD Corporation dated as of March 5, 2007 (filed as Exhibit 99.2 to the Company’s Schedule 13D on March 15, 2007 and incorporated herein by reference)

10.43	Bridge Finance Facility Agreement among Battle Mountain Gold Exploration Corp. and BMGX (Barbados) Corporation as Royal Gold, Inc. dated March 28, 2007 (filed as Exhibit 99.1 to the Company’s Schedule 13D/A (Amendment No. 2) on April 2, 2007 and incorporated herein by reference)

10.44	First Amendment to the Bridge Facility Agreement, dated July 30, 2007, by and among Battle Mountain Gold Exploration Corp., BMGX (Barbados) Corporation and Royal Gold, Inc. dated July 30, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)

Exhibit
Number	Description
10.45	Secured Promissory Note by Battle Mountain Gold Exploration Corp. and BMGX (Barbados) Corporation to Royal Gold, Inc. dated March 28, 2007 (filed as Exhibit 99.2 to the Company’s Schedule 13D/A (Amendment No. 2) on April 2, 2007 and incorporated herein by reference)

10.46	Voting Limitation Agreement by and between Royal Gold, Inc. and Battle Mountain Gold Exploration Corp. dated as of March 28, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (FileNo. 001-13357) on March 30, 2007 and incorporated herein by reference)

10.47	Form of Irrevocable Proxy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference)

14.1	Amended Code of Business Conduct and Ethics (filed under Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 13, 2006 and incorporated herein by reference)

21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies each management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: August 22, 2007	By:	/s/ Tony Jensen

Tony Jensen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 22, 2007	By:	/s/ Tony Jensen

Tony Jensen
President and Chief Executive Officer

Date: August 22, 2007	By:	/s/ Stefan L. Wenger

Stefan L. Wenger
Chief Financial Officer

Date: August 22, 2007	By:	/s/ Stanley Dempsey

Stanley Dempsey
Executive Chairman

Date: August 22, 2007	By:	/s/ S. Oden Howell, Jr.

S. Oden Howell, Jr.
Director

Date: August 22, 2007	By:	/s/ John W. Goth

John W. Goth
Director

Date: August 22, 2007	By:	/s/ Merritt E. Marcus

Merritt E. Marcus
Director

Date: August 22, 2007	By:	/s/ M. Craig Haase

M. Craig Haase
Director

Date: August 22, 2007	By:	/s/ James W. Stuckert

James W. Stuckert
Director

Date: August 22, 2007	By:	/s/ Donald J. Worth

Donald J. Worth
Director

Exhibit Index

Exhibit
Number	Description
2.1	Certificate of Ownership and Merger of High Desert Merger Sub Inc. into High Desert Mineral Resources, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

2.2	Amended and Restated Agreement and Plan of Merger, dated July 30, 2007, among Battle Mountain Gold Exploration Corp., Royal Gold, Inc. and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 21, 2005 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 14, 2005 and incorporated herein by reference)

3.3	Certificate of Designations (filed as Exhibit 20.4.3 to the Company’s Registration Statement on Form S-3 on December 27, 1996 and incorporated herein by reference)

4.1	Shareholders’ Rights Agreement (filed as Exhibit 4.1 to the Company’s Form 8-A (File No. 000-56647) on September 12, 1997 and incorporated herein by reference)

Exhibit
Number	Description
10.1**	Equity Incentive Plan (filed as part of the Company’s proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 (File No. 000-56647) and incorporated herein by reference)

10.2	Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K (File No. 001-13357) on September 28, 1998 and incorporated herein by reference)

10.3	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company’s Current Report on Form 8-K (File No. 001-13357) on April 12, 1999 and incorporated herein by reference)

10.4	Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 2, 1999 and incorporated herein by reference)

10.5**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company’s proxy statement (File No. 001-13357) on October 15, 1999 and incorporated herein by reference)

10.6	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 23, 2002 and incorporated herein by reference)

10.7	Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.8	Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.9	Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-13357) on October 18, 2004 and incorporated herein by reference)

10.10**	Form of Incentive Stock Option Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.11**	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

Exhibit
Number	Description
10.12**	Form of Restricted Stock Agreement (filed as Exhibit 10.03 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.13**	Form of Performance Share Agreement. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.14**	Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger (filed as Exhibit 10.05 to the Company’s Current Report on Form 8-K (File No. 001-13357) on February 25, 2005 and incorporated herein by reference)

10.15**	Royal Gold, Inc. 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 21, 2005 and incorporated herein by reference)

10.16**	Form of Employment Contract (together with Schedule of Certain Executive Officers Parties Thereto) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.17	Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.18	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.19	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 and incorporated herein by reference)

10.20	Proceeds Agreement with HSBC Bank USA (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 20, 2005 and incorporated herein by reference)

10.21	Purchase Agreement between Kennecott Minerals Company and Royal Gold, Inc., dated December 22, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on December 29, 2005 and incorporated herein by reference)

Exhibit
Number	Description
10.22	Amended and Restated Funding Agreement dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.23	Conveyance of Tail Royalty and Grant of Milling Fee dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.24	Conveyance of Production Payment dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 7, 2006 and incorporated herein by reference)

10.25	Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.26	Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.27	Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.28	Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

Exhibit
Number	Description
10.29	Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 9, 2006 and incorporated herein by reference)

10.30**	Form of Indemnification Agreement with Directors and Officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 13, 2006 and incorporated herein by reference)

10.31	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.32	Shares for Debt Agreement between Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.33	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.34	Second Amended and Restated Loan Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated January 5, 2007 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.35	Supplemental Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.36	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.37	Second Amended and Restated Promissory Note between Royal Gold, High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

Exhibit
Number	Description
10.38	Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on February 9, 2007 and incorporated herein by reference)

10.39	Term Loan Agreement between Royal Gold Chile Limitada and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 4, 2007 and incorporated herein by reference)

10.40	Guaranty between Royal Gold, Inc. and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13357) on May 4, 2007 and incorporated herein by reference)

10.41	Option and Support Agreement by and between Royal Gold, Inc. and Mark D. Kucher dated as of March 5, 2007 (filed as Exhibit 99.1 to the Company’s Schedule 13D on March 15, 2007 and incorporated herein by reference)

10.42	Option and Support Agreement by and between Royal Gold, Inc. and IAMGOLD Corporation dated as of March 5, 2007 (filed as Exhibit 99.2 to the Company’s Schedule 13D on March 15, 2007 and incorporated herein by reference)

10.43	Bridge Finance Facility Agreement among Battle Mountain Gold Exploration Corp. and BMGX (Barbados) Corporation as Royal Gold, Inc. dated March 28, 2007 (filed as Exhibit 99.1 to the Company’s Schedule 13D/A (Amendment No. 2) on April 2, 2007 and incorporated herein by reference)

10.44	First Amendment to the Bridge Facility Agreement, dated July 30, 2007, by and among Battle Mountain Gold Exploration Corp., BMGX (Barbados) Corporation and Royal Gold, Inc. dated July 30, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)

10.45	Secured Promissory Note by Battle Mountain Gold Exploration Corp. and BMGX (Barbados) Corporation to Royal Gold, Inc. dated March 28, 2007 (filed as Exhibit 99.2 to the Company’s Schedule 13D/A (Amendment No. 2) on April 2, 2007 and incorporated herein by reference)

10.46	Voting Limitation Agreement by and between Royal Gold, Inc. and Battle Mountain Gold Exploration Corp. dated as of March 28, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on March 30, 2007 and incorporated herein by reference)

10.47	Form of Irrevocable Proxy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference)

14.1	Amended Code of Business Conduct and Ethics (filed under Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 13, 2006 and incorporated herein by reference)

Exhibit
Number	Description
21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies each management contract or compensation plan or arrangement.