Form 10-Q
period 2007-09-30
ROYAL GOLD INC
filed 2007-11-01
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13357

Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-0835164
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

1660 Wynkoop Street, Suite 1000
Denver, Colorado	80202
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code (303) 573-1660
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 30,069,673 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of October 26, 2007.

ROYAL GOLD, INC.
Consolidated Balance Sheets

	September 30,
	2007	June 30,
	(Unaudited)	2007
Current assets
Cash and equivalents	$90,812,323	$82,841,861
Royalty receivables	11,135,438	12,470,451
Deferred tax assets	164,035	154,050
Prepaid expenses and other	753,894	216,857

Total current assets	102,865,690	95,683,219

Royalty interests in mineral properties, net (Note 2)	213,872,250	215,839,441
Restricted cash – compensating balance	15,750,000	15,750,000
Inventory – restricted (Note 11)	11,017,262	10,611,562
Equity investment in Battle Mountain Gold Exploration	8,549,259	—
Note receivable – Battle Mountain Gold Exploration (Note 6)	15,051,823	14,493,878
Available for sale securities (Note 3)	1,696,393	1,995,041
Other assets	2,987,772	2,276,049

Total assets	$371,790,449	$356,649,190

Current liabilities
Accounts payable	$3,396,145	$2,342,330
Income taxes payable	3,186,591	5,064
Dividends payable	1,885,409	1,868,594
Accrued compensation	516,750	344,500
Other	143,375	128,039

Total current liabilities	9,128,270	4,688,527

Net deferred tax liabilities	5,404,070	5,910,697
Note payable (Note 5)	15,750,000	15,750,000
Other long-term liabilities	91,573	98,173

Total liabilities	30,373,913	26,447,397

Commitments and contingencies (Note 10)
Minority interest in subsidiary	11,304,899	11,120,797
Stockholders’ equity
Common stock, $.01 par value, authorized 40,000,000 shares; and issued 29,154,872 and 28,892,980 shares, respectively	291,548	288,929
Additional paid-in capital	317,777,484	310,439,112
Accumulated other comprehensive income	272,048	458,298
Accumulated earnings	12,867,429	8,991,529
Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	330,111,637	319,080,996

Total liabilities and stockholders’ equity	$371,790,449	$356,649,190

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2007	2006
Royalty revenues	$12,817,001	$9,928,642

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	864,366	667,659
General and administrative	1,556,948	1,133,656
Exploration and business development	629,657	418,541
Depreciation, depletion and amortization	2,402,083	1,074,912

Total costs and expenses	5,453,054	3,294,768

Operating income	7,363,947	6,633,874

Interest and other income	1,879,946	971,185
Interest and other expense	(373,856)	(66,314)

Income before income taxes	8,870,037	7,538,745

Current tax expense	(3,263,948)	(2,650,944)
Deferred tax benefit	414,655	243,346
Minority interest in income of consolidated subsidiary	(220,140)	(171,010)
Loss from equity investment	(38,284)	—

Net income	$5,762,320	$4,960,137

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(186,250)	77,745

Comprehensive income	$5,576,070	$5,037,882

Basic earnings per share	$0.20	$0.21

Basic weighted average shares outstanding	28,729,541	23,587,416

Diluted earnings per share	$0.20	$0.21

Diluted weighted average shares outstanding	28,861,324	23,822,846

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statement of Stockholders’ Equity for the Three Months Ended September 30, 2007
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance at June 30, 2007	28,892,980	$288,929	$310,439,112	$458,298	$8,991,529	229,224	$(1,096,872)	$319,080,996

Issuance of common stock for:
Equity offering (April 2007)			(28,508)					(28,508)
Exercise of stock options	36,250	363	424,928					425,291
Vesting of restricted stock	9,000	90	(90)					—
IAMGOLD Corporation and Repadre International Corporation (Note 7)	216,642	2,166	6,343,278					6,345,444
Tax benefit of stock-based compensation exercises			60,143					60,143

Recognition of non-cash compensation expense for stock-based compensation			538,621					538,621

Net income and comprehensive loss for the quarter				(186,250)	5,762,320			5,576,070
Dividends declared					(1,886,420)			(1,886,420)

Balance at September 30, 2007	29,154,872	$291,548	$317,777,484	$272,048	$12,867,429	229,224	$(1,096,872)	$330,111,637

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities
Net income	$5,762,320	$4,960,137
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	2,402,083	1,074,912
Deferred tax benefit	(414,655)	(243,346)
Non-cash employee stock compensation expense	538,621	412,839
Loss on available for sale securities	10,440	—
Note receivable – Battle Mountain Gold Exploration	(557,945)	—
Tax benefit of stock-based compensation exercises	(60,143)	—
Loss from equity investment	38,284	—
Changes in assets and liabilities:
Royalty receivables	1,335,013	(1,044,714)
Prepaid expenses and other assets	(351,462)	(174,827)
Accounts payable	1,137,667	481,237
Income taxes payable	3,241,670	2,161,697
Accrued liabilities and other current liabilities	187,586	200,857
Other long-term liabilities	(6,600)	(6,600)

Net cash provided by operating activities	$13,262,879	$7,822,192

Cash flows from investing activities

Capital expenditures for property and equipment	$(10,965)	$(34,602)
Equity investment in Battle Mountain Gold Exploration	(2,242,099)	—
Acquisition of royalty interests in mineral properties	(400,000)	(11,635,000)
Deferred acquisition costs	(826,331)	—
Purchase of available for sale securities	—	(81,046)

Net cash used in investing activities	$(3,479,395)	$(11,750,648)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	$60,143	$—
Debt issuance costs	24,948	—
Dividends paid	(1,869,605)	(1,300,623)
Equity offering costs	(28,508)	—

Net cash used in financing activities	$(1,813,022)	$(1,300,623)

Net increase (decrease) in cash and equivalents	7,970,462	(5,229,079)

Cash and equivalents at beginning of period	82,841,861	78,449,383

Cash and equivalents at end of period	$90,812,323	$73,220,304

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the three months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on July 1, 2007. Refer to Note 9 for a discussion regarding the effect of adopting FIN 48.
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

ROYAL GOLD, INC.
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
2. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following table summarizes the net book value of each of our royalty interests in mineral properties as of September 30, 2007 and June 30, 2007.
As of September 30, 2007:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(6,584,472)	1,520,548
NVR1	2,525,107	(1,999,798)	525,309
Bald Mountain	1,978,547	(1,833,278)	145,269
SJ Claims	20,788,445	(7,557,081)	13,231,364
Robinson mine	17,824,776	(2,552,527)	15,272,249
Mulatos mine	7,441,779	(796,925)	6,644,854
Troy mine GSR royalty	7,250,000	(3,518,295)	3,731,705
Troy mine Perpetual royalty	250,000	—	250,000
Taparko mine
TB-GSR1	25,977,472	(215,022)	25,762,450
TB-GSR2	7,592,157	(63,779)	7,528,378
Leeville South	1,775,808	(1,775,808)	—
Leeville North	15,085,824	(1,883,708)	13,202,116
Martha	172,810	(172,810)	—

	116,767,745	(28,953,503)	87,814,242

Development stage royalty interests:
Peñasquito	99,171,761	—	99,171,761
Taparko mine
TB-GSR3	1,071,203	—	1,071,203
Pascua-Lama	20,445,480	—	20,445,480
Gold Hill	3,340,384	—	3,340,384

	124,028,828	—	124,028,828
Exploration stage royalty interests:
Taparko mine
TB-GSR3	217,390	—	217,390
TB-MR1	141,778	—	141,778
Pascua-Lama	410,643	—	410,643
Leeville North	1,460,439	(271,187)	1,189,252
Buckhorn South	70,117	—	70,117

	2,300,367	(271,187)	2,029,180

Total royalty interests in mineral properties	$243,096,940	$(29,224,690)	213,872,250

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2007:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(6,443,575)	1,661,445
NVR1	2,525,107	(1,978,185)	546,922
Bald Mountain	1,978,547	(1,832,865)	145,682
SJ Claims	20,788,444	(7,158,738)	13,629,706
Robinson mine	17,824,776	(2,053,267)	15,771,509
Mulatos mine	7,441,779	(663,287)	6,778,492
Troy mine GSR royalty	7,250,000	(3,035,551)	4,214,449
Troy mine Perpetual royalty	250,000	—	250,000
Leeville South	1,775,809	(1,775,809)	—
Leeville North	15,085,824	(1,472,223)	13,613,601
Martha	172,810	(172,810)	—

	83,198,116	(26,586,310)	56,611,806

Development stage royalty interests:
Peñasquito	99,171,760	—	99,171,760
Taparko mine TB-GSR1	25,680,747	—	25,680,747
TB-GSR2	7,505,516	—	7,505,516
TB-GSR3	1,058,906	—	1,058,906
Pascua-Lama	20,445,480	—	20,445,480
Gold Hill	3,340,384	—	3,340,384

	157,202,793	—	157,202,793

Exploration stage royalty interests:
Taparko mine
TB-GSR3	214,765	—	214,765
TB-MR1	140,065	—	140,065
Pascua-Lama	410,643	—	410,643
Leeville North	1,460,439	(271,187)	1,189,252
Buckhorn South	70,117	—	70,117

	2,296,029	(271,187)	2,024,842

Total royalty interests in mineral properties	$242,696,938	$(26,857,497)	$215,839,441

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
Discussed below is a status of each of our royalty interests in mineral properties.
Pipeline Mining Complex
We own two sliding-scale gross smelter return (“GSR”) royalties (GSR1 ranging from 0.40% to 5.0% and GSR2 ranging from 0.72% to 9.0%), a 0.71% fixed GSR royalty (GSR3), and a portion of a 1.25% net value return (“NVR”) royalty (NVR1) at the Pipeline Mining Complex which includes the Pipeline, South Pipeline, Gap and Crossroads gold deposits in Lander County, Nevada. The Company owns 31.6% of the 1.25% NVR (or 0.39%) while our consolidated minority interest owns 68.4% of the 1.25% NVR.
The Pipeline Mining Complex is an open pit gold mine with heap leach and mill processing facilities owned by the Cortez Joint Venture, a joint venture between Barrick Cortez Inc., a subsidiary of Barrick Gold Corporation (“Barrick”) (60%), and Kennecott Explorations (Australia) Ltd. (40%), a subsidiary of Rio Tinto plc.
Bald Mountain
We own a 1.75% to 3.5% sliding-scale net smelter return (“NSR”) royalty that covers a portion of the Bald Mountain mine, in White Pine County, Nevada. Bald Mountain is an open pit, heap leach mine operated by a subsidiary of Barrick. The sliding-scale royalty increases or decreases with the gold price, adjusted by the 1986 Producer Price Index.
SJ Claims
We own a 0.9% NSR on the SJ Claims that cover a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit gold mine operated by a subsidiary of Barrick at its Goldstrike property.
Robinson Mine
We own a 3.0% NSR royalty on the Robinson mine, located in eastern Nevada. The Robinson mine is an open pit copper mine with significant gold production. The mine is owned and operated by a subsidiary of Quadra Mining Ltd.
Mulatos Mine
We own a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico. The Mulatos mine, owned and operated by a subsidiary of Alamos Gold, Inc., is an open pit, heap leach gold mine. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 up to 1.50% for gold prices above $400 per ounce.
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy underground silver and copper mine, located in northwestern Montana and operated by Revett Minerals Inc. (“Revett”). The GSR royalty will extend until either cumulative

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of September 30, 2007, we have received payments associated with the GSR royalty totaling $6.1 million, which is attributable to cumulative production of approximately 2.6 million ounces of silver and approximately 23.0 million pounds of copper.
We also own a GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper and steps down to a perpetual 2.0% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper.
Taparko Mine
We hold a production payment equivalent to a 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko open pit gold mine, located in Burkina Faso, West Africa, and operated by Societe des Mines de Taparko (“Somita”), a subsidiary of High River Gold Mines Ltd. (“High River”). TB-GSR1 will remain in-force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. We also hold a production payment equivalent to a sliding-scale GSR royalty (TB-GSR2 ranging from 0% to 10%) on all gold produced from the Taparko mine. TB-GSR2 is effective concurrently with TB-GSR1, and will remain in-force from completion of the funding commitment until the termination of TB-GSR1. As of September 30, 2007, we have received payments associated with the TB-GSR1 royalty totaling $297,422, which is attributable to cumulative production of 2,866 ounces of gold.
During our first fiscal quarter of 2008, High River commenced production at the Taparko mine. Accordingly, during our first fiscal quarter of 2008, we reclassified our cost basis in TB-GSR1 and TB-GSR2 from development stage royalty interests to production stage royalty interests. As such, we began depleting our cost basis using the units of production method during our first fiscal quarter of 2008.
We also hold a perpetual 2.0% GSR royalty (TB-GSR3) on all gold produced from the Taparko mine area. TB-GSR3 will commence upon termination of the TB-GSR1 and TB-GSR2 royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest, which is not subject to periodic amortization at this time. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest, which is also not subject to amortization at this time.
In addition, we hold a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko mine processing facilities that is mined from any area outside of the Taparko mine area. TB-MR1 is classified as an exploration stage royalty interest and is not subject to amortization at this time.
Our royalties on the Taparko mine were subject to completion of our $35 million funding commitment to Somita and the royalty documents for the forgoing royalties had been signed but held pending the completion of the funding commitment. We completed the remaining $400,000 of our funding commitment on September 27, 2007, and recorded our royalty interests. See Note 10 for further discussion.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
Leeville Mining Complex
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the Leeville South and the majority of the Leeville North underground mines (“Leeville Mining Complex”), in Eureka County, Nevada. The Leeville Mining Complex is operated by a subsidiary of Newmont Mining Corporation (“Newmont”).
We carry our interest in the non-reserve portion of Leeville North as an exploration stage royalty interest, which is not subject to periodic amortization. In the event that future proven and probable reserves, associated with our royalty interest, are developed at Leeville North, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future circumstances indicate that the non-reserve portion of Leeville North will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.
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
Pascua-Lama
We hold a sliding-scale NSR royalty on gold which is derived from certain mineral concessions at the Pascua-Lama project in Chile, which is operated by a subsidiary of Barrick. The sliding-scale NSR royalty ranges from 0.16%, when the average quarterly gold price is $325 per ounce or less, to 1.08%, when the average quarterly gold price is $800 per ounce or more. We also hold a 0.216% fixed rate copper royalty that applies to 100% of the Pascua-Lama copper reserves in Chile but does not take effect until after January 1, 2017. We carry our interest in the proven and probable reserves at the Pascua-Lama project as a development stage royalty interest, which is not currently subject to amortization.
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
Buckhorn South
We hold a 16.5% net profits interest royalty on the Buckhorn South property, located in Eureka County, Nevada, and controlled by the Cortez Joint Venture. The Buckhorn South interest is classified as an exploration stage royalty interest.
3. AVAILABLE FOR SALE SECURITIES
We hold 1.3 million shares of Revett common stock that are recorded as an investment in available for sale securities on the consolidated balance sheets. The market value for our investment in the shares of Revett was approximately $1.2 million and $1.5 million as of September 30, 2007 and June 30, 2007, respectively. Our cost basis in the Revett shares is $1.0 million.
We hold 1,037,500, 468,750, and 100,000 shares of common stock, warrants and stock options, respectively, in Taranis Resources Inc. (“Taranis”). The market value for our investment in Taranis’ common stock, warrants and stock options was $476,656 and $504,820 as of September 30, 2007 and June 30, 2007, respectively. Our cost basis in the Taranis common stock, warrants and stock options is $275,321.
4. REVOLVING CREDIT FACILITY PAYABLE
On January 5, 2007, the Company and a wholly-owned subsidiary entered into the Second Amended and Restated Loan Agreement (“Amendment”) with HSBC Bank USA, National Association (“HSBC Bank”). The Amendment increased our current revolving credit facility from $30 million to $80 million and extended the maturity date of the credit facility to December 31, 2010. The facility bears interest at LIBOR plus 1.5% and includes both affirmative and negative covenants, as defined, so long as any portion of the facility is outstanding and unpaid. The Company’s borrowing base will be calculated based on our GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex and its SJ Claims, Leeville, Bald Mountain and Robinson royalties. Additional royalties may be added to the borrowing base calculation with the lender’s approval.
The Company and the wholly-owned subsidiary granted HSBC Bank security interests in the following: the Company’s GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex; the Company’s SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties; and the Company’s debt reserve account at HSBC Bank. The initial availability under the borrowing base was the full $80 million under the credit facility. As of October 15, 2007, the total availability under the borrowing base was decreased to $59.5 million, reflecting an updated borrowing base calculation, as defined, based upon the

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
future cash flows from the royalties included in the borrowing base calculation. Per the Amendment, the borrowing base calculation will be recalculated April 15, 2008.
5. NOTE PAYABLE
On March 1, 2007, Royal Gold Chile Limitada (“RGCL”), a wholly-owned subsidiary of Royal Gold, entered into a $15.75 million term loan facility bearing interest at LIBOR plus 0.25% pursuant to a Term Loan Agreement between RGCL and HSBC Bank. Pursuant to the terms of the Term Loan Agreement, Royal Gold must maintain a restricted interest-bearing securities account (the “Collateral Account”) on deposit at HSBC Securities (USA) Inc. with a balance equal to or in excess of the outstanding amounts on the $15.75 million term loan. In connection with the Term Loan Agreement, Royal Gold entered into a Guarantee (the “Guarantee”) for the life of the Term Loan, for the benefit of HSBC Bank to guaranty RGCL’s obligations under the Term Loan Agreement and a security agreement granting HSBC Bank a security interest in the Collateral Account to secure RGCL’s obligations under the Term Loan Agreement and its obligations under the Guarantee. The loan will mature on March 1, 2012.
The $15.75 million balance in the Collateral Account as of September 30, 2007, is recorded as Restricted cash – compensating balance on the Company’s consolidated balance sheets. RGCL’s $15.75 million principal obligation under the Term Loan Agreement is recorded as Note payable on the Company’s consolidated balance sheets.
6. NOTE RECEIVABLE
In connection with the proposed merger with Battle Mountain Gold Exploration (“Battle Mountain”), on March 28, 2007, Royal Gold entered into a Bridge Finance Facility Agreement (as amended) with Battle Mountain and its wholly-owned subsidiary BMGX (Barbados) Corporation, as borrowers, whereby Royal Gold has agreed to make available to the borrowers a bridge facility of up to $20 million. In April 2007, the maximum availability under the bridge facility was reduced to $15 million pursuant to the terms of the facility. Outstanding principal, interest and expenses under the bridge facility may be converted at Royal Gold’s option into Battle Mountain common stock, at a conversion price per share of $0.60, at any time during the term of the bridge facility, provided that Royal Gold notifies Battle Mountain of its election to convert on or before April 4, 2008. The bridge facility will mature on June 6, 2008.
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
As of September 30, 2007, an approximate $14.5 million aggregate principal amount has been advanced to Battle Mountain under the bridge facility and is recorded as Note receivable – Battle Mountain Gold Exploration on the consolidated balance sheets. Interest on advances under the bridge facility accrues at the LIBOR Rate plus 3.0% per annum. Accrued interest on the $14.5 million aggregate principal amount advanced under the bridge facility was approximately $613,000 as of September 30, 2007, and is recorded within Note receivable—Battle Mountain Gold Exploration on the consolidated balance sheets.
On October 24, 2007, the Company completed the merger with Battle Mountain. The principal and accrued interest due to Royal Gold as part of the bridge facility made available to Battle Mountain will be

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
reflected as part of the purchase consideration upon the closing date. Please refer to Note 12 for further discussion of the merger transaction.
7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
2004 Omnibus Long-Term Incentive Plan
In November 2004, the Company adopted an Omnibus Long-Term Incentive Plan (“2004 Plan”). The 2004 Plan replaces the Company’s Equity Incentive Plan. Under the 2004 Plan, 900,000 shares of Common Stock are available for future grants to officers, directors, key employees and other persons. The Plan provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, stock appreciation rights, and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.
For the three months ended September 30, 2007 and 2006, we recorded total non-cash stock compensation expense related to our equity compensation plans of $538,621 and $412,839, respectively. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended
	September 30,	September 30,
	2007	2006
Non-cash compensation allocation:
Cost of operations	$70,765	$57,429
General and administrative	263,073	233,430
Exploration and business development	204,783	121,980

Total non-cash compensation expense	$538,621	$412,839

The total income tax benefit associated with non-cash stock compensation expense was approximately $194,000 and $146,000 for the three months ended September 30, 2007 and 2006, respectively.
As of September 30, 2007, there are 316,567 shares of common stock reserved for future issuance under our 2004 Plan.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. Stock option awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Any stock option awards that are granted to directors vest immediately with respect to 50% of the shares granted and after one year with respect to the remaining 50% granted. Stock option awards have 10 year contractual terms.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
     A summary of stock option activity under our 2004 Plan for the three months ended September 30, 2007, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2007	579,214	$17.57
Granted	—	—
Exercised	(36,250)	11.73
Forfeited and Expired	(1,250)	29.20

Outstanding at September 30, 2007	541,714	$17.93	6.3	$8,026,533

Exercisable at September 30, 2007	398,280	$14.81	3.9	$7,144,778

The total intrinsic value of options exercised during the period ended September 30, 2007 and 2006, was $763,398 and $0, respectively.
A summary of the status of the Company’s non-vested stock options for the three months ended September 30, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2007	138,434	$13.00
Granted	—	$—
Vested	—	$—
Forfeited	(1,250)	$13.94

Non-vested at September 30, 2007	137,184	$12.99

For the three months ended September 30, 2007 and 2006, we recorded non-cash stock compensation expense associated with stock options of $310,342 and $238,922, respectively. As of September 30, 2007, there was $633,649 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the three months ended September 30, 2007 and 2006, was $0.
Other Stock-based Compensation
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
A summary of the status of the Company’s non-vested Performance Shares for the three months ended September 30, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2007	27,000	$28.78
Granted	—	$—
Vested	9,000	$28.78
Forfeited	—	$—

Non-vested at September 30, 2007	18,000	$28.78

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of September 30, 2007, our estimates indicated that it is probable that 100% of our non-vested Performance Shares will be earned by September 30, 2008. For the quarter ended September 30, 2007 and 2006, we recorded non-cash stock compensation expense associated with our Performance Shares of $101,305 and $89,179, respectively. As of September 30, 2007, total unrecognized non-cash stock compensation expense related to our Performance Shares was $278,590.
As also defined in the 2004 Plan, directors, officers, and certain employees may be granted shares of restricted common stock, which vest by continued service alone (“Restricted Stock”). For officers and certain employees, the vesting period for Restricted Stock begins after a three-year holding period from the date of grant, with one-third of the shares vesting in years four, five and six, respectively. Restricted Stock awards granted to directors vest immediately with respect to 50% of the shares granted and after one year with respect to the remaining 50% granted. Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment with the Company.
A summary of the status of the Company’s non-vested Restricted Stock for the three months ended September 30, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2007	117,000	$24.73
Granted	—	$—
Vested	—	$—
Forfeited	(625)	$29.20

Non-vested at September 30, 2007	116,375	$24.70

For the three months ended September 30, 2007 and 2006, we recorded non-cash stock compensation expense associated with the Restricted Stock of $126,974 and $84,738, respectively. As of September 30, 2007, total unrecognized non-cash stock compensation expense related to Restricted Stock was $2,114,201, which is expected to be recognized over the remaining average vesting period of 5.0 years.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
Stock Issuances
On September 4, 2007, we issued 216,642 shares of our common stock to IAMGOLD Corporation (“IAMGOLD”) and Repadre International Corporation (“Repadre”) in connection with our acquisition from IAMGOLD and Repadre of all of their issued and outstanding shares Battle Mountain common stock. We had the option to acquire the shares of Battle Mountain common stock from IAMGOLD and Repadre pursuant to an option and support agreement we entered into with IAMGOLD in connection with the proposed merger with Battle Mountain. See Note 12 for further discussion of the merger transaction.
During the quarter ended September 30, 2007, options to purchase 36,250 shares were exercised, resulting in proceeds of $425,291.
8. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended September 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$5,762,320	28,729,541	$0.20
Effect of dilutive securities		131,783

Diluted EPS	$5,762,320	28,861,324	$0.20

Options to purchase 105,600 shares of common stock, at a weighted average purchase price of $28.89 per share, were outstanding at September 30, 2007, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

	For The Three Months Ended September 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$4,960,137	23,587,416	$0.21
Effect of dilutive securities		235,430

Diluted EPS	$4,960,137	23,822,846	$0.21

As of September 30, 2006, all outstanding options were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of our common shares for the period.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
9. INCOME TAXES

	Three Months Ended September 30,
	2007	2006
Current income tax expense	$(3,263,948)	$(2,650,944)
Deferred income tax benefit	414,655	243,346

Income tax expense reported	$(2,849,293)	$(2,407,598)

Effective tax rate	33.11%	32.7%

The Company adopted the provisions of FIN 48 on July 1, 2007. The provisions of FIN 48 had no impact on the Company upon adoption. As such, there were no changes to the unrecognized tax benefits during the three months ended September 30, 2007.
The material income tax returns the Company files are the U.S. federal income tax return, which has a three year statute of limitations, and the Colorado state income tax return, which has a four year statute of limitations. The U.S. federal return for tax years ended on or after June 30, 2004, and the Colorado state return for tax years ended on or after June 30, 2003, are subject to examination by the relevant taxing authority.
There are no amounts related to interest and penalties associated with unrecognized benefits at
September 30, 2007. These amounts will be disclosed should they arise.
10. COMMITMENTS AND CONTINGENCIES
Taparko Mine
On March 1, 2006, Royal Gold entered into an Amended and Restated Funding Agreement with Somita related to the Taparko mine in Burkina Faso, West Africa. We had a $35 million funding commitment pursuant to the Amended and Restated Funding Agreement, of which $34.6 million had been funded by June 30, 2007. The remaining $400,000 under the funding commitment was funded during the period ended September 30, 2007. Our royalties were subject to completion of our funding commitment.
Taranis
On November 4, 2005, we entered into a strategic alliance with Taranis for exploration on the Kettukuusikko project located in Finland. During our fiscal year 2006, we funded exploration totaling $500,000 in return for a 2.0% NSR royalty. We also have an option to fund up to an additional $600,000. The Company elected to exercise this option in April 2006. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2.0% NSR royalty. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2.0% NSR royalty. As of September 30, 2007, we had funded $506,404 of the additional $600,000 option, which has been expensed as incurred.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
Revett
Under the terms of the Revett purchase agreement relating to the Troy mine, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed in curing such defaults. The principal and accrued interest under the promissory note owed to Kennecott Montana Company as of September 30, 2007, was approximately $6.0 million with a maturity date of February 2008.
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
At present, Royal Gold is considering entering into a de minimis settlement with the State of California. The date for accepting a settlement was extended indefinitely by the State of California pending preparation of settlement documentation by the State. Such settlement will result in a final conclusion regarding the Company’s responsibility to address the Casmalia Site matter.
11. RELATED PARTY
Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty on production of minerals from a portion of the Pipeline Mining Complex. Denver Mining Finance Company, our wholly-owned subsidiary, is the general partner and holds a 2.0% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Executive Chairman, the Chairman of our Audit Committee, and two other members of our board of directors hold an aggregate 41.69% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments received from the operator including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, including our directors and Executive Chairman.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements (Unaudited)
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sells its pro-rata share of such gold immediately and receives distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 27,967 ounces of gold as of September 30, 2007, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory – restricted on the consolidated balance sheets. The carrying value of the gold in inventory was $11,017,262 as of September 30, 2007, while the fair value of such ounces was $20,779,481 as of September 30, 2007. None of the gold currently held in inventory as of September 30, 2007, is attributed to Royal Gold, as the gold allocated to Royal Gold is typically sold within five days of receipt.
12. SUBSEQUENT EVENT
Acquisition of Battle Mountain Gold Exploration Corp.
On July 30, 2007, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Battle Mountain and Royal Battle Mountain, Inc. (“Merger Sub”), a newly-formed and wholly-owned subsidiary of Royal Gold, pursuant to which the Merger Sub will be merged into Battle Mountain with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold.
On October 24, 2007, we completed the merger pursuant to the Merger Agreement and acquired 100% of the issued and outstanding capital stock of Battle Mountain for aggregate consideration consisting of 1.14 million shares of our common stock and approximately $3.4 million in cash.
Subject to settlement of the Battle Mountain litigation discussed below, additional consideration of up to an aggregate of 37,418 shares of Royal Gold common stock or approximately $112,000 in cash may be paid to Battle Mountain stockholders. On September 13, 2006, an action was filed against Battle Mountain and its Chairman and Chief Executive Officer, Mark Kucher, by James E. McKay, a former officer and director of Battle Mountain, in the second Judicial Court of the State of Nevada. The action seeks to enforce alleged rights to certain shares of Battle Mountain common stock and options to purchase shares of Battle Mountain common stock pursuant to a stock option agreement and a stock option plan, and unspecified damages. Royal Gold may pay the additional consideration described above to Battle Mountain stockholders depending upon the cost of settling this litigation.
As discussed in Note 6, the principal and accrued interest due to Royal Gold as part of the bridge facility made available to Battle Mountain will be reflected as part of the purchase consideration upon the closing of the merger date. The Company will account for the Battle Mountain acquisition as a business combination and will complete the required accounting during the second quarter of fiscal 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2007 Annual Report on Form 10-K.
This MD&A contains forward-looking information. You should review our important note about forward-looking statements following this MD&A.
We refer to “GSR,” “NSR”, and other types of royalty interests throughout this MD&A. These terms are defined in our 2007 Annual Report on Form 10-K.
Overview
Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended September 30, 2007, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our royalty properties. For the quarter ended September 30, 2007, the price of gold averaged $681 per ounce compared with an average price of $621 per ounce for the quarter ended September 30, 2006. The increase in the average gold price, increased production at the Pipeline Mining Complex, Robinson, Leeville and SJ Claims, and the commencement of gold production at the Taparko mine, contributed to royalty revenue of $12.8 million during the quarter ended September 30, 2007, compared to royalty revenue of $9.9 million during the quarter ended September 30, 2006.

Our Producing Royalty Interests
Our principal producing royalty interests are shown in the following table:

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Pipeline Mining Complex	Lander County, NV	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40%-5.0% sliding- scale GSR
GSR2: 0.72%-9.0% sliding- scale GSR
GSR3: 0.71% GSR
NVR1(1): 0.39% NVR

Robinson	White Pine, NV	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

SJ Claims – Goldstrike	Eureka County, NV	Barrick	0.9% NSR

Troy	Lincoln County, MT	Revett Minerals, Inc. (“Revett”)	7.0% GSR (silver and copper)

Leeville Mining Complex (Leeville North and Leeville South)	Eureka County, NV	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Taparko	Burkina Faso	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1) and a 0%-10% sliding-scale GSR (TB-GSR2)

Bald Mountain	White Pine County, NV	Barrick	1.75%-3.5% sliding-scale NSR

Mulatos	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	0.30%-1.5% sliding-scale NSR

Martha	Santa Cruz Province, Argentina	Coeur d’Alene Mines Corporation (“Coeur d’Alene”)	2.0% NSR (silver)

(1)	The NVR1 royalty is a 1.25% NVR royalty. The Company owns 31.6% of the 1.25% NVR (or 0.39%), while our consolidated minority interest owns the remaining portion of the 1.25% NVR.

Our Development Stage Royalty Interests
We also own the following royalty interests that are currently in development stage and are not yet in production:

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Taparko	Burkina Faso	High River	2.0% GSR (TB-GSR3)

Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (also covers silver, lead and zinc)

Pascua-Lama	Atacama, Chile	Barrick	0.16%-1.08% sliding-scale NSR

Gold Hill	Nye County, NV	Kinross Gold Corporation (“Kinross”)	1.0%-2.0% sliding-scale NSR
Our Exploration Stage Royalty Interests
In addition, we own royalty interests in the following exploration stage projects. None of these exploration stage projects contains proven and probable reserves as of December 31, 2006.

Property	Location	Royalty	Controlled By

Santa Cruz Province	Argentina	2.0% NSR	Hidefield Gold PLC
Long Valley	California	1.0% NSR	Vista Gold Corporation
Kettukuusikko	Finland	2.0% NSR	Taranis Resources, Inc. (“Taranis”)
Rock Creek	Montana	1.0% NSR	Revett
Mule Canyon	Nevada	5.0% NSR	Newmont
Buckhorn South	Nevada	16.5% Net Profits Interest	Cortez JV
Ferris/Cooks Creek	Nevada	1.5% NVR	Cortez JV
Horse Mountain	Nevada	0.2% NVR	Cortez JV
Simon Creek	Nevada	1.0% NSR	Barrick
Rye	Nevada	0.5% NSR	Barrick
BSC	Nevada	2.5% NSR	Nevada Pacific Gold
ICBM	Nevada	0.75% NSR	BH Minerals
Long Peak	Nevada	0.75% NSR	BH Minerals
Dixie Flats	Nevada	0.75% NSR	BH Minerals
Svetloye	Russia	1.0% NSR	Fortress Minerals Corporation
Operators’ Production Estimates by Royalty for Calendar 2007
The following table shows estimates received from the operators of our producing mines during the first quarter of calendar 2007 and the production attributable to our royalty interests for calendar year 2007. The estimates are prepared by the operators of the mining properties. We do not participate in the preparation or verification of the operators’ estimates and have not independently assessed or verified the accuracy of such information.

Operators’ Production Estimate by Royalty for Calendar 2007 and Reported Production for the period
January 1, 2007 through September 30, 2007

					Reported Production
			Calendar 2007 Operator’s		through
Royalty	Operator	Metal	Production Estimate		September 30, 2007(1)

Pipeline GSR1	Barrick	Gold	478,543	oz.	362,174	oz.
Pipeline GSR2	Barrick	Gold	12,762	oz.	12,673	oz.
Pipeline GSR3	Barrick	Gold	491,305	oz.	374,847	oz.
Pipeline NVR1	Barrick	Gold	264,843	oz.	186,278	oz.
Robinson(2,3)	Quadra	Gold	90,000	oz.	80,912	oz.
SJ Claims	Barrick	Gold	799,160	oz.	712,667	oz.
Leeville	Newmont	Gold	337,000	oz.	159,275	oz.
Taparko	High River	Gold	N/A(4)		2,866	oz.
Bald Mountain	Barrick	Gold	90,811	oz.	62,883	oz.
Mulatos	Alamos	Gold	150,397(5)	oz.	78,981	oz.
Troy(2)	Revett	Silver	2.0 million	oz.	859,308	oz.
Martha(6)	Coeur d’Alene	Silver	2.7 million	oz.	2.1 million	oz.
Troy(2)	Revett	Copper	15.9 million	lbs.	8.2 million	lbs.
Robinson(2)	Quadra	Copper	136.3 million	lbs.	105.3 million	lbs.

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2007 through September 30, 2007, as reported to us by the operators of the mines.

(2)	Sold metal contained in concentrate.

(3)	In July 2007, Quadra revised its production estimate for calendar 2007 from 68,058 ounces of gold to 90,000 ounces of gold. The reported increase in estimated production was due to higher than planned grade and recovery.

(4)	In July 2007, High River announced that they expect to produce approximately 35,000 ounces of gold during calendar 2007.

(5)	In August 2007, Alamos announced that they do not expect to meet their original calendar 2007 production estimate but they did not provide any revised production guidance.

(6)	Recovered metal contained in concentrate.
Recent Developments
Acquisition of Battle Mountain Gold Exploration Corp.
On October 24, 2007, we acquired 100% of the issued and outstanding capital stock of Battle Mountain Gold Exploration Corp. (“Battle Mountain’) in a transaction whereby our wholly-owned subsidiary, Royal Battle Mountain, Inc., was merged with and into Battle Mountain for aggregate consideration consisting of 1.14 million shares of our common stock and approximately $3.4 million in cash.
Subject to settlement of the Battle Mountain litigation discussed below, additional consideration of up to an aggregate of 37,418 shares of Royal Gold common stock or approximately $112,000 in cash may be paid to Battle Mountain stockholders. On September 13, 2006, an action was filed against Battle Mountain and its Chairman and Chief Executive Officer, Mark Kucher, by James E. McKay, a former officer and director of Battle Mountain, in the second Judicial Court of the State of Nevada. The action seeks to enforce alleged rights to certain shares of Battle Mountain common stock and options to purchase shares of Battle Mountain common stock pursuant to a stock option agreement and a stock option plan, and unspecified damages. Royal Gold may pay the additional consideration described above to Battle Mountain stockholders depending upon the cost of settling this litigation.
As part of the acquisition of Battle Mountain, we acquired the following thirteen royalty interests in various stages of production, development or exploration. No royalty revenues associated with the acquired Battle Mountain producing royalty interests are recognized within the Company’s royalty revenue of $12.8 million for the period ended September 30, 2007.
Battle Mountain Production Stage Royalty Interests

Royalty
Mine	Location	Owner	(Gold unless otherwise stated)

Williams(1)	Ontario, Canada	Teck Cominco Limited (50%) and Barrick (50%)	0.72% NSR

El Limon(2)	Northwestern Nicaragua	Glencairn Gold Corporation (95%) and Inversiones Mineras S.A. (5%)	3.0% NSR

Don Mario(3)	Eastern Bolivia	Orvana Minerals Corporation	3.0% NSR

Joe Mann(4)	Quebec, Canada	Campbell Resources Incorporated	1.0% NSR

(1)	The Williams mine is an open-pit and underground operation, which produced approximately 290,000 ounces of gold during calendar 2006. With existing proven and probable reserves, the remaining mine life is estimated at five years.

(2)	El Limon is a fully mechanized underground mine and produced approximately 34,000 ounces of gold during calendar 2006. With existing proven and probable reserves, the remaining mine life is estimated at five years.

(3)	The Don Mario mine is an open-pit and underground mine in eastern Bolivia that produced approximately 80,000 ounces of gold in calendar 2006. With existing proven and probable reserves, the remaining mine life is estimated at five years.

(4)	The Joe Mann mine produced approximately 14,100 ounces of gold in calendar 2006. The mine is expected to exhaust reserves in calendar 2007. In September 2007, Campbell Resources Incorporated entered into a memorandum of understanding with Gold Bullion Development Corp. for the sale of the Joe Mann Mine Property. The existing 1.0% NSR would remain in-force upon completion of the sale.

Battle Mountain Development Stage Royalty Interests

Royalty
Mine	Location	Owner	(Gold unless otherwise stated)

Dolores(1)	Chihuahua, Mexico	Minefinders Corporation Ltd.	1.25% NSR (gold) and 2.0% NSR (gold and silver)

La India(2)	Northwestern Nicaragua	Glencairn Gold Corporation (95%) and Inversiones Mineras S.A. (5%)	3.0% NSR

Sega(3)	Northern Burkina Faso	Orezone Resources Incorporated	3.0% NSR

Relief Canyon(4)	Western Nevada	Firstgold Incorporated	4.0% NSR

(1)	In February 2006, Minefinders Corporation Ltd. received an optimized bankable feasibility study and approved the mine construction on the Dolores project. Mine construction is proceeding and the mine is expected to achieve commercial production early in the second quarter of calendar 2008. The mine plan estimates a 12 year mine life.

(2)	The La India project is located approximately 25 miles east of the El Limon property in northwestern Nicaragua.

(3)	The Sega project is an advanced exploration project in northern Burkina Faso.

(4)	Firstgold Incorporated is exploring plans to restart the mine at Relief Canyon.
Battle Mountain Exploration Stage Royalty Interests

Royalty
Mine/Property	Location	Owner	(Gold)

Marmato Properties(1)	Colombia	Mineros Nacionales S.A.	5.0% NSR

Fletcher Junction(2)	Mineral County, Nevada	Pediment Gold LLC	1.25% NSR

Hot Pot(2)	Mineral County, Nevada	Pediment Gold LLC	1.25% NSR

Night Hawk Lake(2)	Ontario, Canada	Selkirk Metals Corporation (40%), East West Resource Corporation (40%), Canadian Golden Dragon Resources Limited (20%)	2.5% NSR

(1)	A collection of properties located in the Marmato district, an established mining district in Colombia.

(2)	Fletcher Junction, Hot Pot and Night Hawk Lake Property are all early stage exploration properties.
In addition to the above properties, Battle Mountain acquired a 3.0% NSR royalty on the Lluvio de Oro property in Mexico. The property is believed to be owned by Tara Gold Resources, who may not acknowledge Battle Mountain’s royalty interest. This former open pit gold and silver mine is not currently in production.

Results of Operations
Quarter Ended September 30, 2007, Compared to Quarter Ended September 30, 2006
For the quarter ended September 30, 2007, we recorded net earnings of $5.8 million, or $0.20 per basic and diluted share, as compared to net earnings of $5.0 million, or $0.21 per basic and diluted share, for the quarter ended September 30, 2006.
For the quarter ended September 30, 2007, we recognized total royalty revenue of $12.8 million, at an average gold price of $681 per ounce, compared to royalty revenue of $9.9 million, at an average gold price of $621 per ounce for the quarter ended September 30, 2006. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended September 30, 2007 and 2006

		Three Months Ended			Three Months Ended
		September 30, 2007			September 30, 2006
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Pipeline	Gold	$5,682,001	128,272	oz.	$4,715,459	125,365	oz.
Robinson		$3,552,855			$2,709,312
	Gold		26,067	oz.		10,159	oz.
	Copper		32.5 million	lbs.		19.9 million	lbs.
SJ Claims	Gold	$1,154,624	187,473	oz.	$823,432	149,300	oz.
Troy		$558,149			$569,693
	Silver		181,562	oz.		204,269	oz.
	Copper		1.7 million	lbs.		1.7 million	lbs.
Leeville	Gold	$841,861	61,915	oz.	$212,462	19,254	oz.
Taparko(2)	Gold	$434,738	2,866		N/A	N/A
Bald Mountain	Gold	$200,000	16,779	oz.	$531,662	48,883
Mulatos	Gold	$222,778	22,022	oz.	$185,983	19,643
Martha	Silver	$169,995	672,448	oz.	$180,639	775,851	oz.

	Total Revenue	$12,817,001			$9,928,642

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended September 30, 2007 and September 30, 2006, as reported to us by the operators of the mines.

(2)	In July 2007, High River announced initial gold production at the Taparko mine. Receipt of royalty revenue commenced during the quarter ended September 30, 2007.
The increase in royalty revenue for the quarter ended September 30, 2007, compared with the quarter ended September 30, 2006, resulted from an increase in metal prices and increased production at the Pipeline Mining Complex, Robinson, SJ Claims and Leeville. The commencement of gold production at the

Taparko mine during the first fiscal quarter of 2008 also contributed to an increase in royalty revenue over the prior period.
Cost of operations increased to $0.9 million for the quarter ended September 30, 2007, compared to $0.7 million for the quarter ended September 30, 2006. The increase was primarily due to an increase in the Nevada Net Proceeds Tax expense, which resulted primarily from an increase in royalty revenue from Robinson, the Pipeline Mining Complex and Leeville.
General and administrative expenses increased to $1.5 million for the quarter ended September 30, 2007, from $1.1 million for the quarter ended September 30, 2006. The increase was primarily due to an increase in accounting and legal expenses of approximately $161,000. An increase in general corporate costs and employee related costs of approximately $131,000 also contributed to the overall increase.
Exploration and business development expenses increased to $0.6 million for the quarter ended September 30, 2007, from $0.4 million for the quarter ended September 30, 2006. The increase is primarily due to an increase in the amount of non-cash stock compensation allocated to exploration and business development during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $0.5 million for the three months ended September 30, 2007, compared to $0.4 million for the three months ended September 30, 2006. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 7 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the three months ended September 30, 2007 and 2006.
Depreciation, depletion and amortization increased to $2.4 million for the quarter ended September 30, 2007, from $1.1 million for the quarter ended September 30, 2006. Increased production at Leeville and Robinson resulted in additional depletion of approximately $0.6 million, while an increase in depletion rates at Revett resulted in additional depletion of approximately $0.3 million. Initial gold production at the Taparko mine during the period also contributed to an increase in depletion of approximately $0.3 million.
Interest and other income increased to $1.9 million for the quarter ended September 30, 2007, from $1.0 for the quarter ended September 30, 2006. The increase is primarily due to an increase in funds available for investing over the prior period.
During the three months ended September 30, 2007, we recognized current and deferred tax expense totaling $2.8 million compared with $2.4 million during the three months ended September 30, 2006. This resulted in an effective tax rate of 33.1% in the current period, compared with 32.7% in the prior period. The increase in our effective tax rate is the result of a decrease in our estimated deductions associated with percentage depletion.
Liquidity and Capital Resources
At September 30, 2007, we had current assets of $102.9 million compared to current liabilities of $9.1 million for a current ratio of 11 to 1. This compares to current assets of $95.7 million and current liabilities of $4.7 million at June 30, 2007, resulting in a current ratio of approximately 20 to 1. The decrease in our current ratio is due primarily to an increase in cash and equivalents of approximately $8.0 million, an increase in our income taxes payable of approximately $3.2 million and an increase in our accounts payable of approximately $1.1 million.

For the three months ended September 30, 2007, our available cash increased primarily due to cash received from royalty income of approximately $12.5 million. This increase was partially offset by cash paid for dividends of approximately $1.9 million, our equity investment in Battle Mountain of approximately $2.2 million and our final funding of the Taparko mine commitment of $400,000 during the period.
During the three months ended September 30, 2007, liquidity needs were met from $12.8 million in royalty revenues (including $233,474 of minority interest), our available cash resources and interest and other income of $1.9 million.
We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Our capital requirements are primarily affected by our ongoing acquisition activities. We have used both cash and our common stock as consideration in our acquisitions. We currently, and generally at any time, have acquisition opportunities in various stages of active review and may enter into one or more acquisition transactions at any time. In the event we enter into a significant royalty or other acquisition, we may need to seek substantial additional debt or equity financing. This could have a dilutive effect on our existing shareholders and impose substantial debt burdens on the Company.
Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on July 1, 2007. Refer to Note 9 of the notes to consolidated financial statements for a discussion regarding the effect of adopting FIN 48.
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

Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates of timing of commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures; settlement of the Casmalia matter; the potential need for additional debt or equity financing for acquisitions, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices;

•	the performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	unanticipated grade, geological, metallurgical, processing or other problems at the royalty properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	foreign, federal, or state legislation governing us or the operators;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental laws and enforcement and uncertain political and economic environments;

•	risks associated with issuances of additional common stock or other; and

•	incurrence of additional indebtedness if we take such actions in connection with acquisitions or otherwise.
as well as other factors described elsewhere in our Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission (“SEC”). Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changes in the market price of gold and other metals. Gold and other metal prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Volatility in gold and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues,” under Part I, Item 1A of our 2007 Annual Report on Form 10-K for more information that can affect gold and other prices as well as historical gold, silver and copper prices.
During the three month period ended September 30, 2007, we reported royalty revenues of $12.8 million, with an average gold price for the period of $681 per ounce and an average copper price of $3.50 per pound. Approximately 70% of our total recognized revenues for the three months ended September 30, 2007, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the three months ended September 30, 2007, if the price of gold had averaged higher or lower by $20 per ounce, we would have recorded an increase or decrease in revenues of approximately $240,000, respectively. Approximately 27% of our total recognized revenues for the three months ended September 30, 2007, were attributable to copper sales at Robinson and Revett. For the three months ended September 30, 2007, if the price of copper had averaged higher or lower by $0.25 per pound, we would have recorded an increase or decrease in revenues of approximately $192,000, respectively.
ITEM 4. CONTROLS AND PROCEDURES
During the three months ended September 30, 2007, the Company’s management, with the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of the three months ended September 30, 2007, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated by the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company’s financial reporting and financial statement preparation.
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2007, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our 2007 Annual Report on Form 10-K. Our risk factors are updated since our previously disclosed risk factors in our 2007 Annual Report on Form 10-K as set forth below:
Anticipated federal legislation could decrease our royalty revenues.
In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872, which governs the creation and possession of mining claims and related activities on federal public lands in the United States. Bill H.R. 2262 presently is pending in the Congress which, if enacted, would impose a royalty payable to the U.S. Government on existing and future production of minerals from unpatented mining claims in the United States. If enacted, the new legislation could, among other provisions, render certain federal lands unavailable for the location of unpatented mining claims, afford greater public involvement in the mine permitting process, provide for citizen suits against miners operating on federal lands, and impose new and stringent environmental operating standards as well as new mined land reclamation requirements. If enacted, this new legislation could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations on federal lands, perhaps materially and adversely affecting mine operators and therefore our royalty revenue.
The effect of any revision of the General Mining Law on our royalty interests in the United States cannot be determined conclusively until such revision, if any, is enacted and challenges to the legislation, if any, have been finally resolved. A number of our United States royalty interests are on public lands. By way of example, if a royalty, assessment, production tax, or other levy imposed on and measured by production is charged to the operator at the Pipeline Mining Complex, the amount of that charge would be deducted from gross proceeds for calculation of our GSR1, GSR2 and GSR3 royalties, which would reduce our royalty revenues from these royalties.
Foreign operations are subject to many risks.
Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment, and taxation. We currently have interests in projects in Argentina, Bolivia, Burkina Faso, Canada, Chile, Finland, Mexico, Nicaragua and Russia. We also evaluate precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Central America, Europe, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.
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
Our Don Mario royalty, which we acquired when we acquired Battle Mountain on October 24, 2007, is subject to risks relating to operating in Bolivia. Bolivia has experienced political and social instability, corruption, regulation changes, an abundance of administrative procedures and the potential for nationalization of foreign business interests that could materially adversely affect the Don Mario mine.
Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.
We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Any such acquisition could be material to us and could significantly increase the size and scope of our business. To the extent we issue additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.
If a large number of shares of our common stock are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.
We cannot predict what effect, if any, future issuances by us of our common stock or other equity will have on the market price of our common stock. In addition, our shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. We issued approximately 1.14 million shares of our common stock in connection with the acquisition of Battle Mountain Gold Exploration Corporation which closed on October 24, 2007. We may issue substantial additional shares of common stock or other securities in connection with other acquisition transactions. The market price of our common stock could decline if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could also impair our ability to raise capital through the sale of additional common stock in the capital markets.
We may incur substantially more indebtedness that could have adverse effects on our business.
We may incur substantial indebtedness in the future in connection with financing acquisitions, strategic transactions or for other purposes. Any such acquisition could be material to us and could significantly increase the size and scope of our business. If we were to incur substantial additional indebtedness, it may make it difficult for us to satisfy our debt obligations, increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations and proceeds of any equity issuances to payments on our indebtedness, thereby reducing the availability of cash flow to fund acquisitions and other general corporate purposes and place us at a competitive disadvantage to our competitors that have less debt or have other adverse effects on us. Furthermore, if future debt financing is not available to us when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of opportunities to acquire additional royalties, or respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition.
We may experience operational and other difficulties if we complete one or more significant acquisitions.
As part of our business model and growth strategy, we are engaged in a continual review of opportunities to acquire existing royalties, including acquiring companies that hold royalties. When we acquire a company, we may experience the need to hire additional personnel, difficulties in integrating the acquired company, increases in our general and administrative expenses and related problems. Furthermore, as part of the acquisition of a company or a group of royalties, we may acquire operating or working interests and other assets outside of our core focus of precious metal royalties. This could expose us to the need for additional operating expertise, increased capital demands to fund the acquired operating or working interests, and other costs and liabilities that would typically accrue to an operator of natural resource property. In the event we experience these difficulties in connection with one or more acquisition, our business or financial results may be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated July 30, 2007, among Battle Mountain Gold Exploration Corp., the Company and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference).

3.1	Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 29, 2007 and incorporated herein by reference).

Exhibit Number	Description
3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 10, 2007 and incorporated herein by reference).

4.1	First Amended and Restated Rights Agreement, dated as of September 10, 2007, between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A (File No. 001-13357) on September 10, 2007 and incorporated herein by reference).

10.1	First Amendment to the Bridge Facility Agreement, dated July 30, 2007, by and among Battle Mountain Gold Exploration Corp., BMGX (Barbados) Corporation and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference).

10.2	Form of Irrevocable Proxy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference).

10.3	Form of Indemnification Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 13, 2006 (together with Schedule of Certain Officers Parties thereto filed as Exhibit 99.2 to Royal Gold’s Current Report on Form 8-K on September 4, 2007) and incorporated herein by reference).

10.4	Form of Employment Agreement (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 (together with Schedule of Certain Executive Officers Parties thereto filed as Exhibit 99.1 to Royal Gold’s Current Report on Form 8-K on September 4, 2007) and incorporated herein by reference).

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Schedule of Certain Officers Parties to the Employment Agreement (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 4, 2007 and incorporated herein by reference).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.
Date: November 1, 2007	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: November 1, 2007	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated July 30, 2007, among Battle Mountain Gold Exploration Corp., the Company and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference).

3.1	Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 29, 2007 and incorporated herein by reference).

3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 10, 2007 and incorporated herein by reference).

4.1	First Amended and Restated Rights Agreement, dated as of September 10, 2007, between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A (File No. 001-13357) on September 10, 2007 and incorporated herein by reference).

10.1	First Amendment to the Bridge Facility Agreement, dated July 30, 2007, by and among Battle Mountain Gold Exploration Corp., BMGX (Barbados) Corporation and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference).

10.2	Form of Irrevocable Proxy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on August 2, 2007 and incorporated herein by reference).

10.3	Form of Indemnification Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-13357) on November 13, 2006 (together with Schedule of Certain Officers Parties thereto filed as Exhibit 99.2 to Royal Gold’s Current Report on Form 8-K on September 4, 2007) and incorporated herein by reference).

10.4	Form of Employment Agreement (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 22, 2005 (together with Schedule of Certain Executive Officers Parties thereto filed as Exhibit 99.1 to Royal Gold’s Current Report on Form 8-K on September 4, 2007) and incorporated herein by reference).

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Schedule of Certain Officers Parties to the Employment Agreement (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13357) on September 4, 2007 and incorporated herein by reference).