Form 10-Q
period 2007-12-31
ROYAL GOLD INC
filed 2008-02-08
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13357

Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	54-0835164 (I.R.S. Employer Identification No.)

1660 Wynkoop Street, Suite 1000
Denver, Colorado	80202
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code (303) 573-1660
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 30,080,298 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of January 30, 2008.

ROYAL GOLD, INC.
Consolidated Balance Sheets

	December 31,
	2007	June 30,
	(Unaudited)	2007
Current assets
Cash and equivalents	$195,652,395	$82,841,861
Royalty receivables	12,760,775	12,470,451
Income taxes receivable	470,983	—
Deferred tax assets	192,896	154,050
Prepaid expenses and other	282,258	216,857

Total current assets	209,359,307	95,683,219

Royalty interests in mineral properties, net (Note 3)	298,044,543	215,839,441
Restricted cash — compensating balance	15,750,000	15,750,000
Inventory — restricted (Note 12)	10,880,927	10,611,562
Note receivable — Battle Mountain Gold Exploration (Note 2)	—	14,493,878
Available for sale securities (Note 4)	1,679,117	1,995,041
Other assets	6,433,095	2,276,049

Total assets	$542,146,989	$356,649,190

Current liabilities
Accounts payable	$4,109,442	$2,342,330
Income taxes payable	—	5,064
Dividends payable	2,113,511	1,868,594
Accrued compensation	715,500	344,500
Other	1,429,810	128,039

Total current liabilities	8,368,263	4,688,527

Net deferred tax liabilities	25,606,720	5,910,697
Note payable (Note 6)	15,750,000	15,750,000
Other long-term liabilities	494,581	98,173

Total liabilities	50,219,564	26,447,397

Commitments and contingencies (Note 11)

Minority interest in subsidiary (Note 13)	10,979,686	11,120,797

Stockholders’ equity
Preferred stock, $100.00 par value, 10,000,000 shares authorized; 1,150,000 shares of 7.25% mandatory convertible preferred stock issued	115,000,000	—
Common stock, $0.01 par value, authorized 100,000,000 shares; and issued 30,309,522 and 28,892,980 shares, respectively	303,094	288,929
Additional paid-in capital	350,636,868	310,439,112
Accumulated other comprehensive income	285,485	458,298
Accumulated earnings	15,819,164	8,991,529
Less treasury stock, at cost (229,224 shares)	(1,096,872)	(1,096,872)

Total stockholders’ equity	480,947,739	319,080,996

Total liabilities and stockholders’ equity	$542,146,989	$356,649,190

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Three Months Ended
	December 31,	December 31,
	2007	2006
Royalty revenues	$15,396,371	$12,855,289

Costs and expenses

Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	930,152	900,465
General and administrative	1,968,344	1,532,265
Exploration and business development	1,851,064	472,630
Depreciation, depletion and amortization	3,605,739	2,113,948

Total costs and expenses	8,355,299	5,019,308

Operating income	7,041,072	7,835,981

Interest and other income	2,071,800	954,369
Interest and other expense	(788,750)	(65,380)

Income before income taxes	8,324,122	8,724,970

Current tax expense	(2,910,888)	(3,269,129)
Deferred tax benefit	485,687	718,556
Minority interest in income of consolidated subsidiary	(322,448)	(538,745)
Loss from equity investment	(511,227)	—

Net income	$5,065,246	$5,635,652

Adjustments to comprehensive income
Unrealized gain (loss) in market value of available for sale securities, net of tax	13,438	(189,182)

Comprehensive income	$5,078,684	$5,446,470

Net income	$5,065,246	$5,635,652
Preferred dividends	(1,204,306)	—

Net income available to common stockholders	$3,860,940	$5,635,652

Basic earnings per share	$0.13	$0.24

Basic weighted average shares outstanding	29,777,468	23,604,576

Diluted earnings per share	$0.13	$0.24

Diluted weighted average shares outstanding	30,124,299	23,934,747

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2007	2006
Royalty revenues	$28,213,372	$22,783,931

Costs and expenses
Costs of operations	1,792,138	1,568,124
General and administrative	3,527,672	2,665,921
Exploration and business development	2,480,722	891,171
Depreciation, depletion, and amortization	6,007,821	3,188,861

Total costs and expenses	13,808,353	8,314,077

Operating income	14,405,019	14,469,854

Interest and other income	3,951,746	1,925,555
Interest and other expense	(1,162,606)	(131,695)

Income before income taxes	17,194,159	16,263,714

Current tax expense	(6,174,836)	(5,920,073)
Deferred tax benefit	900,342	961,902
Minority interest in income of consolidated subsidiary	(542,588)	(709,754)
Loss from equity investment	(549,511)	—

Net income	$10,827,566	$10,595,789

Adjustments to comprehensive income
Unrealized loss in market value of available for sale securities, net of tax	(172,813)	(111,437)

Comprehensive income	$10,654,753	$10,484,352

Net income	$10,827,566	$10,595,789
Preferred dividends	(1,204,306)	—

Net income available to common stockholders	$9,623,260	$10,595,789

Basic earnings per share	$0.33	$0.45

Basic weighted average shares outstanding	29,253,504	23,590,292

Diluted earnings per share	$0.33	$0.44

Diluted weighted average shares outstanding	29,455,599	23,906,594

ROYAL GOLD, INC.
Consolidated Statement of Stockholders’ Equity for the Six Months Ended December 31, 2007
(Unaudited)

						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid-In	Comprehensive		Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Accumulated Earnings	Shares	Amount	Equity
Balance at June 30, 2007	—	$—	28,892,980	$288,929	$310,439,112	$458,298	$8,991,529	229,224	$(1,096,872)	$319,080,996

Issuance of preferred stock for:
7.25% Mandatory Convertible offering (Note 9)	1,150,000	115,000,000			(3,902,010)					111,097,990

Issuance of common stock for:
Battle Mountain acquisition (Note 2)			1,144,025	11,440	35,831,646					35,843,086
Equity offering (April 2007)					(29,481)					(29,481)
Exercise of stock options			36,250	363	424,928					425,291
Vesting of restricted stock			19,625	196	(196)					—
IAMGOLD Corporation and Repadre International Corporation (Note 7)			216,642	2,166	6,343,278					6,345,444
Tax benefit of stock-based compensation exercises					111,419					111,419

Recognition of non-cash compensation expense for stock-based compensation					1,418,172					1,418,172

Net income and comprehensive loss for the six months ended						(172,813)	10,827,566			10,654,753

Common dividends declared							(3,999,931)			(3,999,931)

Balance at December 31, 2007	1,150,000	$115,000,000	30,309,522	$303,094	$350,636,868	$285,485	$15,819,164	229,224	$(1,096,872)	$480,947,739

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities

Net income	$10,827,566	$10,595,789
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	6,007,821	3,177,691
Deferred tax benefit	(900,342)	(961,902)
Non-cash employee stock compensation expense	1,418,172	1,322,521
Loss on available for sale securities	48,502	—
Interest income accrued for Battle Mountain note receivable	(713,420)	—
Tax benefit of stock-based compensation exercises	(111,419)	(69,097)
Changes in assets and liabilities:
Royalty receivables	436,721	(2,658,898)
Prepaid expenses and other assets	(2,317,664)	(491,367)
Accounts payable	2,417,269	1,715,153
Income taxes (receivable) payable	(374,125)	301,549
Accrued liabilities and other current liabilities	384,214	178,622
Other long-term liabilities	(13,200)	(13,200)

Net cash provided by operating activities	$17,110,095	$13,096,861

Cash flows from investing activities

Capital expenditures for property and equipment	$(10,965)	$(44,722)
Acquisition of royalty interests in mineral properties	(2,299,754)	(18,235,383)
Deferred acquisition costs	(56,209)	—
Purchase of available for sale securities	—	(81,045)
Battle Mountain acquisition, net of cash acquired of $1,398,181	(2,933,411)	—

Net cash used in investing activities	$(5,300,339)	$(18,361,150)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	$111,419	$69,097
Common dividends paid	(3,755,013)	(2,600,318)
Gold loan payoff — Battle Mountain	(6,851,594)	—
Net proceeds from issuance of common stock	397,976	282,501
Net proceeds from issuance of preferred stock	111,097,990	—

Net cash provided by (used in) financing activities	$101,000,778	$(2,248,720)

Net increase (decrease) in cash and equivalents	112,810,534	(7,513,009)

Cash and equivalents at beginning of period	82,841,861	78,449,383

Cash and equivalents at end of period	$195,652,395	$70,936,374

Supplemental cash flow information:
Non-cash financing activities:
Battle Mountain acquisition (with common stock)	$35,831,646	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Operations
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time.
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the six months ended December 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on July 1, 2007. Refer to Note 10 for a discussion regarding the effect of adopting FIN 48.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”), which significantly changes the ways companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition date fair value. Under SFAS 141R, legal fees and other transaction related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. SFAS 141R is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company is evaluating the impact, if any, the adoption of SFAS 141R could have on our financial statements.
Also in December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company is evaluating the impact, if any, the adoption of SFAS 160 could have on our financial statements.
2.	ACQUISITION OF BATTLE MOUNTAIN GOLD EXPLORATION
On July 30, 2007, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Battle Mountain and Royal Battle Mountain, Inc. (“Merger Sub”), a newly-formed and wholly-owned subsidiary of Royal Gold, pursuant to which the Merger Sub was merged into Battle Mountain with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold.
On October 24, 2007, we completed the merger pursuant to the Merger Agreement and acquired 100% of the issued and outstanding capital stock of Battle Mountain in a transaction whereby the Merger Sub was merged with and into Battle Mountain for aggregate consideration consisting of 1.14 million shares of our common stock and approximately $3.4 million in cash. Immediately prior to the merger, Royal Gold owned approximately 18% of Battle Mountain’s outstanding common stock and accounted for this ownership under the equity method, which resulted in the Company recognizing a loss from equity investment of approximately $0.5 million for the three and six months ended December 31, 2007.
As part of the acquisition of Battle Mountain, we acquired thirteen royalty interests in various stages of production, development or exploration. Please refer to Note 3 for a further discussion on the thirteen royalty interests acquired from Battle Mountain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Subject to settlement of the Battle Mountain litigation discussed below, additional merger consideration of up to an aggregate of 37,418 shares of Royal Gold common stock or approximately $112,000 in cash may be paid to former Battle Mountain stockholders. On September 13, 2006, an action was filed against Battle Mountain and its Chairman and Chief Executive Officer, Mark Kucher, by James E. McKay, a former officer and director of Battle Mountain, in the second Judicial Court of the State of Nevada. The action seeks to enforce alleged rights to certain shares of Battle Mountain common stock and options to purchase shares of Battle Mountain common stock pursuant to a stock option agreement and a stock option plan, and unspecified damages. Royal Gold may pay the additional consideration described above to Battle Mountain stockholders depending upon the cost of settling this litigation.
The acquisition of Battle Mountain has been accounted for as an asset acquisition using the purchase method of accounting, whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The purchase price was calculated using the fair market value of the Royal Gold common shares issued, as of the date of the announcement of the transaction, plus cash and direct acquisition costs paid by Royal Gold.
We have allocated the purchase price of approximately $65.8 million to the fair market values of the assets acquired and liabilities assumed, including $85.5 million to royalty interests in mineral properties, $2.2 million to current assets, $5.8 million to intangible assets (included within Other assets on the consolidated balance sheets), $3.8 million to deferred tax assets, $6.5 million to a gold loan payable, $24.5 million to deferred tax liabilities resulting from the acquisition and $0.5 million of other liabilities. The amounts allocated to the acquired royalty interests in mineral properties and related deferred taxes are preliminary and are subject to change upon completion of final valuations. The operating impact of the assets acquired from Battle Mountain have been reflected in the results of Royal Gold from October 24, 2007.
The gold loan payable assumed as part of the acquisition of Battle Mountain was paid in full during November 2007. The Note Receivable – Battle Mountain Gold Exploration as shown on the Company’s consolidated balance sheets as of June 30, 2007, was assumed during the acquisition and was included in the purchase price for Battle Mountain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3.     ROYALTY INTERESTS IN MINERAL PROPERTIES
The following table summarizes the net book value of Each of our royalty interests in mineral properties as of December 31, 2007 and June 30, 2007.
As of December 31, 2007:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(6,720,775)	1,384,245
NVR1	2,525,107	(1,999,334)	525,773
Bald Mountain	1,978,547	(1,834,017)	144,530
SJ Claims	20,788,445	(7,945,954)	12,842,491
Robinson	17,824,777	(3,020,223)	14,804,554
Mulatos	7,441,779	(939,777)	6,502,002
Troy mine GSR royalty	7,250,000	(3,813,816)	3,436,184
Troy mine Perpetual royalty	250,000	—	250,000
Taparko mine
TB-GSR1	25,977,472	(729,975)	25,247,497
TB-GSR2	7,592,157	(212,969)	7,379,188
Leeville South	1,775,808	(1,775,808)	—
Leeville North	15,085,824	(2,459,718)	12,626,106
Martha	172,810	(172,810)	—
Don Mario	5,028,317	(321,392)	4,706,925
Williams	3,977,817	(120,254)	3,857,563
El Limon	2,326,372	(103,507)	2,222,865

	128,100,252	(32,170,329)	95,929,923

Development stage royalty interests:
Peñasquito	99,171,761	—	99,171,761
Taparko mine
TB-GSR3	1,071,312	—	1,071,312
Pascua-Lama	20,445,480	—	20,445,480
Gold Hill	3,340,384	—	3,340,384
Dolores	40,989,062	—	40,989,062
Don Mario	6,487,317	—	6,487,317
Benso	1,899,751	—	1,899,751

	173,405,067	—	173,405,067

Exploration stage royalty interests:
Taparko mine
TB-GSR3	217,281	—	217,281
TB-MR1	141,778	—	141,778
Pascua-Lama	410,643	—	410,643
Leeville North	1,460,439	(271,187)	1,189,252
Buckhorn South	70,117	—	70,117
Dolores	9,866,660	—	9,866,660
El Limon	5,652,706	—	5,652,706
Relief Canyon	1,075,365	—	1,075,365
Williams	2,736,083	—	2,736,083
Seguenega	2,879,666	—	2,879,666
Joe Mann	1,000,000	—	1,000,000
Marmato	470,002	—	470,002
Lluvia de Oro	500,000	—	500,000
Fletcher Junction	500,000	—	500,000
Night Hawk Lake	1,000,000	—	1,000,000
Hot Pot	500,000	—	500,000
Vueltas del Rio	500,000	—	500,000

	28,980,740	(271,187)	28,709,553

Total royalty interests in mineral properties	$330,486,059	$(32,441,516)	$298,044,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of June 30, 2007:

		Accumulated
		Depletion &
	Gross	Amortization	Net
Production stage royalty interests:
Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105,020	(6,443,575)	1,661,445
NVR1	2,525,107	(1,978,185)	546,922
Bald Mountain	1,978,547	(1,832,865)	145,682
SJ Claims	20,788,444	(7,158,738)	13,629,706
Robinson	17,824,776	(2,053,267)	15,771,509
Mulatos	7,441,779	(663,287)	6,778,492
Troy mine GSR royalty	7,250,000	(3,035,551)	4,214,449
Troy mine Perpetual royalty	250,000	—	250,000
Leeville South	1,775,809	(1,775,809)	—
Leeville North	15,085,824	(1,472,223)	13,613,601
Martha	172,810	(172,810)	—

	83,198,116	(26,586,310)	56,611,806
Development stage royalty interests:
Peñasquito	99,171,760	—	99,171,760
Taparko mine
TB-GSR1	25,680,747	—	25,680,747
TB-GSR2	7,505,516	—	7,505,516
TB-GSR3	1,058,906	—	1,058,906
Pascua-Lama	20,445,480	—	20,445,480
Gold Hill	3,340,384	—	3,340,384

	157,202,793	—	157,202,793
Exploration stage royalty interests:
Taparko mine
TB-GSR3	214,765	—	214,765
TB-MR1	140,065	—	140,065
Pascua-Lama	410,643	—	410,643
Leeville North	1,460,439	(271,187)	1,189,252
Buckhorn South	70,117	—	70,117

	2,296,029	(271,187)	2,024,842

Total royalty interests in mineral properties	$242,696,938	$(26,857,497)	$215,839,441

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Discussed below is a description of each of our royalty interests in mineral properties.
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
Troy Mine
We own a production payment equivalent to a 7.0% GSR royalty from all metals and products produced and sold from the Troy underground silver and copper mine, located in northwestern Montana and operated by Revett Minerals Inc. (“Revett”). The GSR royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of December 31, 2007, we have recognized royalty revenue associated with the GSR royalty totaling $6.4 million, which is attributable to cumulative production of approximately 2.7 million ounces of silver and approximately 24.0 million pounds of copper.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We also own a GSR royalty which begins at 6.1% on any production in excess of 11.0 million ounces of silver and 94.1 million pounds of copper and steps down to a perpetual 2.0% after cumulative production has exceeded 12.7 million ounces of silver and 108.2 million pounds of copper.
Taparko Mine
We hold a production payment equivalent to a 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko open pit gold mine, located in Burkina Faso, West Africa, and operated by Societe des Mines de Taparko (“Somita”), a subsidiary of High River Gold Mines Ltd. (“High River”). TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. We also hold a production payment equivalent to a sliding-scale GSR royalty (TB-GSR2 ranging from 0% to 10%) on all gold produced from the Taparko mine. TB-GSR2 is effective concurrently with TB-GSR1, and will remain in effect from completion of the funding commitment until the termination of TB-GSR1. As of December 31, 2007, we have recognized royalty revenue associated with the TB-GSR1 royalty totaling $1.5 million, which is attributable to cumulative production of 8,798 ounces of gold.
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
We also hold a perpetual 2.0% GSR royalty (TB-GSR3) on all gold produced from the Taparko mine area. TB-GSR3 will commence upon termination of the TB-GSR1 and TB-GSR2 royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest, which is not subject to amortization at this time. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest, which is also not subject to amortization at this time.
In addition, we hold a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko mine processing facilities that is mined from any area outside of the Taparko mine area. TB-MR1 is classified as an exploration stage royalty interest and is not subject to amortization at this time.
Our royalties on the Taparko mine were subject to completion of our $35 million funding commitment to Somita and the royalty documents for the forgoing royalties had been signed but held pending the completion of the funding commitment. We completed the remaining $400,000 of our funding commitment on September 27, 2007. See Note 11 for further discussion.
Leeville Mining Complex
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the Leeville South and the majority of the Leeville North underground mines (“Leeville Mining Complex”), in Eureka County, Nevada. The Leeville Mining Complex is operated by a subsidiary of Newmont Mining Corporation.
We carry our interest in the non-reserve portion of Leeville North as an exploration stage royalty interest, which is not subject to amortization at this time. In the event that future proven and probable reserves associated with our royalty interest are developed at Leeville North, the cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future circumstances indicate that the non-reserve portion of Leeville North will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Martha Mine
We own a 2.0% NSR royalty on the Martha mine located in the Santa Cruz Province of Argentina, operated by a subsidiary of Coeur d’Alene Mines Corporation. The Martha mine is a high grade underground silver mine.
Don Mario
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 3.0% NSR royalty on the Don Mario mine which is an open-pit and underground gold mine located in the Chiquitos Province of Bolivia. The Don Mario mine is operated by Orvana Minerals Corporation. A portion of the Don Mario royalty is currently in production and is classified as a production stage royalty interest. The production stage portion of the royalty is being depleted using the units of production method. A portion of the Don Mario royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest, which is not subject to amortization at this time. The remaining portion of the Don Mario royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest, which is also not subject to amortization at this time.
Williams
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 0.72% NSR royalty interest on the underground and open-pit Williams mine located in Marathon, Ontario, Canada. This gold mine is owned and operated by Teck Cominco Limited (50%) and a subsidiary of Barrick (50%). A portion of the Williams royalty is currently in production and is classified as a production stage royalty interest. The production stage portion of the royalty is being depleted using the units of production method. The portion of the Williams royalty which is not currently associated with proven and probable reserves is classified as an exploration stage royalty interest, and is not subject to amortization at this time.
El Limon
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 3.0% NSR royalty on the underground El Limon gold mine located in northern Nicaragua. The mine is owned and operated by Central Sun Mining Inc. (95%) and Inversiones Mineras S.A. (5%). A portion of the El Limon royalty is currently in production and is classified as a production stage royalty interest. The production stage portion of the royalty is being depleted using the units of production method. The portion of the El Limon royalty which is not currently associated with proven and probable reserves is classified as an exploration stage royalty interest and is not subject to amortization at this time.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Dolores
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 1.25% NSR royalty on gold and a 2.0% NSR royalty on both gold and silver from the Dolores project, located in Chihuahua, Mexico, and owned and operated by a subsidiary of Minefinders Corporation Ltd. The 2.0% NSR royalty becomes effective when the facility has been producing at 75% of its design capacity for three consecutive months. We carry our interest in the proven and probable reserves at the Dolores project as a development stage royalty interest, which is not currently subject to amortization. The remaining portion of the Dolores royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest and is not currently subject to amortization.
Benso
We hold a 1.5% NSR royalty on gold produced from the Benso concession located in the Western Region of the Republic of Ghana, West Africa. The Benso concession, controlled by Golden Star, is located approximately 25 miles south of Golden Star’s Wassa mine. We carry our interest in the Benso gold concession as a development stage royalty interest, which is not currently subject to amortization.
Buckhorn South
We hold a 16.5% net profits interest (“NPI”) royalty on the Buckhorn South property, located in Eureka County, Nevada, and controlled by the Cortez Joint Venture. The Buckhorn South interest is classified as an exploration stage royalty interest, which is not currently subject to amortization.
Relief Canyon
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 4.0% NSR royalty on the mineral deposit at Relief Canyon, located in Pershing County, Nevada, and owned by Firstgold Incorporated. The Relief Canyon royalty interest is classified as an exploration stage royalty interest, which is not currently subject to amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Seguenega
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 3.0% NSR royalty on the Seguenega (“Sega”) project, located in northern Burkina Faso, West Africa, and owned by Orezone Resources Incorporated. The Sega royalty interest is classified as an exploration stage royalty interest, which is not currently subject to amortization.
Joe Mann
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 1.8% to 3.6% sliding-scale NSR royalty on gold produced from the Joe Mann mine located 550 km north of Montreal, Quebec, Canada. The Joe Mann mine currently is owned by Campbell Resources Incorporated but is subject to a memorandum of understanding for sale of the mine to Gold Bullion Development Corporation. We also hold a 2.0% NSR royalty on all silver production in excess of 1.0 million ounces and a 2.0% NSR royalty on all copper production greater than 5.0 million pounds. The Joe Mann royalty interest is classified as an exploration stage royalty interest as it is currently under care and maintenance and is not currently subject to amortization.
Marmato
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 5.0% NSR royalty on the Marmato properties located in Colombia, South America, and owned by Mineros Nacionales S.A. The Marmato royalty interest is classified as an exploration stage royalty interest, which is not currently subject to amortization.
Lluvia de Oro
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we hold a 2.0% NSR royalty on the Lluvia de Oro property, located in Mexico, and owned by Tara Gold Resources and currently under option to Columbia Metals Corp. Ltd. The Lluvia de Oro royalty interest is classified as an exploration stage royalty interest, which is not currently subject to amortization.
Fletcher Junction and Hot Pot
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we hold a 1.25% NSR royalty on the Fletcher Junction property and a 1.25% NSR royalty on the Hot Pot property. Both properties are located in Mineral County, Nevada, and are owned by Pediment Gold LLC (“Pediment”). The Fletcher Junction and Hot Pot royalty interests are classified as exploration stage royalty interests, which are not currently subject to amortization.
Night Hawk Lake
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we hold a 2.5% NSR royalty on the Night Hawk Lake property located in Ontario, Canada, and owned by Selkirk Metals Corporation (40%), East West Resource Corporation (40%), and Canadian Golden Dragon Resources Limited (20%). The Night Hawk Lake royalty interest is classified as an exploration stage royalty interest, which is not currently subject to amortization.
Vueltas Del Rio
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we hold a 2.0% NSR royalty on the Vueltas Del Rio property, located in Honduras, and owned by Lundin Mining Corporation. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Vueltas del Rio royalty interest is classified as an exploration stage royalty interest, which is not currently subject to amortization.
4. AVAILABLE FOR SALE SECURITIES
We hold 1.3 million shares of Revett common stock that are recorded as an investment in available for sale securities on the consolidated balance sheets. The market value for our investment in the shares of Revett was approximately $1.2 million and $1.5 million as of December 31, 2007 and June 30, 2007, respectively. Our cost basis in the Revett shares is $1.0 million.
We hold 1,037,500 shares of common stock and 100,000 stock options in Taranis Resources Inc. (“Taranis”). The market value for our investment in Taranis’ common stock and stock options was $518,237 and $504,820 as of December 31, 2007 and June 30, 2007, respectively. Our cost basis in the Taranis common stock and stock options is $237,259.
5. CREDIT FACILITY PAYABLE
The Company has an $80 million credit facility with HSBC Bank USA, National Association (“HSBC Bank”) that matures on December 31, 2010. The facility bears interest at LIBOR plus 1.5% and includes both affirmative and negative covenants, as defined, so long as any portion of the facility is outstanding and unpaid. The Company’s borrowing base will be calculated based on our GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex and our SJ Claims, Leeville, Bald Mountain and Robinson royalties. Additional royalties may be added to the borrowing base calculation with the lender’s approval.
The Company and a wholly-owned subsidiary granted HSBC Bank security interests in the following: the Company’s GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex; the Company’s SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties; and the Company’s debt reserve account at HSBC Bank. The initial availability under the borrowing base was the full $80 million under the credit facility. As of December 31, 2007, the total availability under the borrowing base was $59.5 million, reflecting an updated borrowing base calculation, as defined, based upon the future cash flows from the royalties included in the borrowing base calculation. The borrowing base calculation is recalculated as of April 15 and October 15 each year.
On January 23, 2008, the Company entered into an amendment of its existing credit facility with HSBC Bank USA, National Association. The amendment extends the maturity date of the credit facility two years from December 31, 2010 to December 31, 2012. The amendment also updated the assumptions used in the calculation of the borrowing base, which included an increase in the metal price assumption of gold and added a metal price assumption for silver. As of January 23, 2008, the Company’s borrowing capacity under the credit facility was the full $80 million under the credit facility.
6. NOTE PAYABLE
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
security interest in the Collateral Account to secure RGCL’s obligations under the Term Loan Agreement and its obligations under the Guarantee. The loan will mature on March 1, 2012.
The $15.75 million balance in the Collateral Account as of December 31, 2007, is recorded as Restricted cash – compensating balance on the Company’s consolidated balance sheets. RGCL’s $15.75 million principal obligation under the Term Loan Agreement is recorded as Note payable on the Company’s consolidated balance sheets.
7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
2004 Omnibus Long-Term Incentive Plan
In November 2004, the Company adopted an Omnibus Long-Term Incentive Plan (“2004 Plan”). The 2004 Plan replaced the Company’s Equity Incentive Plan. Under the 2004 Plan, 900,000 shares of Common Stock are available for future grants to officers, directors, key employees and other persons. The Plan provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, stock appreciation rights, and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.
For the three and six months ended December 31, 2007, we recorded total non-cash stock compensation expense related to our equity compensation plans of $879,551 and $1,418,172, respectively, compared to $634,870 and $1,047,709 for the three and six months ended December 31, 2006, respectively. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Non-cash compensation allocation:

Cost of operations	$87,492	$71,097	$158,257	$128,526

General and administrative	545,711	462,352	808,785	695,782

Exploration and business development	246,348	101,421	451,130	223,401

Total non-cash compensation expense	$879,551	$634,870	$1,418,172	$1,047,709

The total income tax benefit associated with non-cash stock compensation expense was approximately $320,000 and $514,000 for the three and six months ended December 31, 2007, respectively, compared to approximately $327,000 and $476,000 for the three and six months ended December 31, 2006, respectively.
As of December 31, 2007 there are 70,567 shares of common stock reserved for future issuance under our 2004 Plan.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. Stock option awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Any stock option awards that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
are granted to directors vest immediately with respect to 50% of the shares granted and after one year with respect to the remaining 50% granted. Stock option awards have 10 year contractual terms.
To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value and those key assumptions as of our November 2007 and November 2006 grants are noted in the following table:

	2007	2006

Weighted average expected volatility	47.75%	52.88%
Weighted average expected option term in years	5.0	5.1
Weighted average dividend yield	0.91%	0.93%
Weighted average risk free interest rate	3.92%	4.63%
On November 7, 2007, 110,500 stock options under the 2004 Plan were granted to officers and certain employees under the 2004 Plan. These options have an exercise price of $29.75, which was the closing market price for our common stock on the date of grant.
A summary of stock option activity under our 2004 Plan for the six months ended December 31, 2007, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2007	579,214	$17.57
Granted	110,500	29.75
Exercised	(36,250)	11.73
Forfeited and Expired	(1,250)	29.20

Outstanding at December 31, 2007	652,214	$19.94	6.7	$6,903,598

Exercisable at December 31, 2007	502,447	$17.24	4.5	$6,674,447

The total intrinsic value of options exercised during the three and six month periods ended December 31, 2007, was $763,398. The total intrinsic value of options exercised during the three and six month periods ended December 31, 2006 was $292,900.
A summary of the status of the Company’s non-vested stock options for the six months ended December 31, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2007	138,434	$13.00
Granted	110,500	$12.82
Vested	(97,917)	$12.40
Forfeited	(1,250)	$13.94

Non-vested at December 31, 2007	149,767	$13.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the three months ended December 31, 2007 and 2006, we recorded non-cash stock compensation expense associated with stock options of $319,590 and $290,746, respectively. For the six months ended December 31, 2007 and 2006, we recorded non-cash compensation associated with stock options of $629,932 and $529,668, respectively. As of December 31, 2007, there was $1,733,408 of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three months ended December 31, 2007 and 2006, was $1,261,418 and $1,059,748, respectively. The total fair value of shares vested during the six months ended December 31, 2007, and 2006 was $1,261,418 and $1,059,748, respectively.
Other Stock-based Compensation
As defined in the 2004 Plan, officers and certain employees may be granted shares of restricted common stock that can be earned only if defined multi-year performance goals are met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on interim earn outs of 25%, 50%, 75% or 100%. The defined performance goals are tied to two different performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve on an annual basis. Performance Shares are settled with shares of the Company’s common stock once they are earned.
On November 7, 2007, officers and certain employees were granted 48,000 Performance Shares that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant.
A summary of the status of the Company’s non-vested Performance Shares for the six months ended December 31, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2007	27,000	$28.78
Granted	48,000	$29.75
Vested	(9,000)	$28.78
Forfeited	—	$—

Non-vested at December 31, 2007	66,000	$29.49

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of December 31, 2007, our estimates indicated that it is probable that 55% of our non-vested Performance Shares will be earned by December 31, 2008. For the three and six months ended December 31, 2007, we recorded non-cash stock compensation expense associated with our Performance Shares of $134,804 and $236,109, respectively. For the three and six months ended December 31, 2006, we recorded non-cash stock compensation expense associated with our Performance Shares of $192,765 and $281,944, respectively. As of December 31, 2007, total unrecognized non-cash stock compensation expense related to our Performance Shares was $511,495.
As defined in the 2004 Plan, officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”). On November 7, 2007, officers and certain employees were granted 72,500 shares of Restricted Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Restricted Stock awards granted to officers and certain employees vest over three years beginning after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. Also on November 7, 2007, our non-executive directors were granted 15,000 shares of Restricted Stock. The non-executive directors’ shares of Restricted Stock vest as to 50% immediately and 50% one year after the date of grant. Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights. We measure the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. Restricted Stock is amortized over the applicable vesting period using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment with the Company.
A summary of the status of the Company’s non-vested Restricted Stock for the six months ended December 31, 2007, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2007	117,000	$24.73
Granted	87,500	$29.75
Vested	(10,625)	$29.59
Forfeited	(625)	$29.20

Non-vested at December 31, 2007	193,250	$26.72

For the three months ended December 31, 2007 and 2006, we recorded non-cash stock compensation expense associated with the Restricted Stock of $435,867 and $151,359, respectively. For the six months ended December 31, 2007, and 2006, we recorded non-cash stock compensation expense associated with the Restricted Stock of $562,841 and $236,097, respectively. As of December 31, 2007, total unrecognized non-cash stock compensation expense related to Restricted Stock was $4,281,458, which is expected to be recognized over a remaining average vesting period of 4.5 years.
Stock Issuances
On September 4, 2007, we issued 216,642 shares of our common stock to IAMGOLD Corporation (“IAMGOLD”) and Repadre International Corporation (“Repadre”) in connection with our acquisition from IAMGOLD and Repadre of all of their issued and outstanding shares of Battle Mountain common stock. We had the option to acquire the shares of Battle Mountain common stock from IAMGOLD and Repadre pursuant to an option and support agreement we entered into with IAMGOLD in connection with the merger with Battle Mountain.
On October 24, 2007, we issued 1,144,025 shares of our common stock to Battle Mountain shareholders as part of the Company’s acquisition of 100% of the issued and outstanding shares of Battle Mountain. Refer to Note 2 for further discussion regarding the acquisition of Battle Mountain.
During the six months ended December 31, 2007, options to purchase 36,250 shares were exercised, resulting in proceeds of $425,291. There were no options exercised during the three months ended December 31, 2007. During the three and six months ended December 31, 2006, options to purchase 20,000 shares were exercised, resulting in proceeds of $282,501.
8. MANDATORY CONVERTIBLE PREFERRED STOCK
On November 9, 2007, the Company completed an offering of 1,150,000 shares of 7.25% mandatory convertible preferred stock (the “Preferred Stock”) at a price to the public of $100.00 per share, less underwriter discounts and other related expenses, resulting in net proceeds of $111.1 million. Dividends

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
on the Preferred Stock will be payable on a cumulative basis when, as and if declared by our board of directors at an annual rate of 7.25% per share on the liquidation preference of $100 per share. We will pay dividends, at the Company’s discretion, in cash, common stock or a combination thereof, on February 15, May 15, August 15 and November 15 of each year to and including November 15, 2010, commencing on February 15, 2008. On January 10, 2008, the Company’s board of directors declared the regular quarterly dividend for the first dividend period of $1.9333 per share of the Preferred Stock. The dividend is payable on February 15, 2008, to preferred shareholders of record at the close of business on February 1, 2008. The preferred dividend will be paid in cash.
Each share of the Preferred Stock will automatically convert on November 15, 2010, into between 2.8335 and 3.4002 shares of our common stock, subject to anti-dilution adjustments. At any time prior to November 15, 2010, holders may elect to convert each share of the Preferred Stock into shares of our common stock at the minimum conversion rate of 2.8335 shares of common stock per share of the Preferred Stock, subject to anti-dilution adjustments. At any time prior to May 15, 2008, we may, at our option, cause the conversion of all, but not less than all, of the Preferred Stock into shares of our common stock at the provisional conversion rate described within the Preferred Stock offering. However, we may not elect to exercise our provisional conversion right if, on or prior to May 15, 2008, we have a completed a material transaction involving the acquisition of assets or a business with a purchase price of $100 million or more.
On January 25, 2008, the Company announced that it has exercised its provisional conversion right for all of the issued and outstanding shares of its Preferred Stock. Each share of the Preferred Stock will be converted into shares of our common stock on March 10, 2008 (the “Conversion Date”), based on the average closing price per common share on the Nasdaq Global Select Market over the 20 consecutive trading day period ending on March 5, 2008, as provided in the Certificate of Designations of the Preferred Stock. In connection with the conversion, all accrued and unpaid dividends on the Preferred Stock up to the Conversion Date will be payable at $0.5035 per share of Preferred Stock and will be paid in cash to holders of record on the Conversion Date. The Company anticipates applying a contingent beneficial conversion feature model to account for the provisional conversion of the Preferred Stock during its third fiscal quarter of 2008.
9. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$5,065,246

Preferred dividends	(1,204,306)

Net income available to common stockholders for basic earnings per share	$3,860,940	29,777,468	$0.13

Effect of other dilutive securities	—	346,831

Adjusted diluted EPS	$3,860,940	30,124,299	$0.13

For the three months ended December 31, 2007, 1,600 stock-based compensation awards, at a weighted average purchase price of $32.40 per share, were outstanding at December 31, 2007, but were not included in the computation of diluted EPS because the exercise price of these awards was greater than the average market price of our common stock for the period. For the three months ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2007, 2,129,725 weighted shares of common stock into which the Preferred Stock could be converted were not included in the computation of diluted EPS as the result would be antidilutive.

	For The Three Months Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$5,635,652	23,604,576	$0.24

Effect of dilutive securities		330,171

Diluted EPS	$5,635,652	23,934,747	$0.24

For the three months ended December 31, 2007, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of the awards was less than the average market price of our common stock for the period.

	For The Six Months Ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$10,827,566

Preferred dividends	(1,204,306)

Income available to common stockholders	$9,623,260	29,253,504	$0.33

Effect of other dilutive securities	—	202,095

Adjusted diluted EPS	$9,623,260	29,455,599	$0.33

For the six months ended December 31, 2007, 240,100 stock-based compensation awards, at a weighted average purchase price of $29.77 per share, were outstanding at December 31, 2007, but were not included in the computation of diluted EPS because the exercise price of these awards was greater than the average market price of our common stock for the period. For the six months ended December 31, 2007, 1,064,863 weighted shares of common stock into which the Preferred Stock could be converted were not included in the computation of diluted EPS as the result would be antidilutive.

	For The Six Months Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$10,595,789	23,590,292	$0.45

Effect of dilutive securities		316,302

Diluted EPS	$10,595,789	23,906,594	$0.44

For the six months ended December 31, 2006, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of the awards was less than the average market price of our common stock for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
10. INCOME TAXES

	Three Months Ended December 31,
	2007	2006
Current income tax expense	$(2,910,888)	$(3,269,129)
Deferred income tax benefit	485,687	718,556

Income tax expense reported	$(2,425,201)	$(2,550,573)

Effective tax rate	32.4%	31.2%

	Six Months Ended December 31,
	2007	2006
Current income tax expense	$(6,174,836)	$(5,920,073)
Deferred income tax benefit	900,342	961,902

Income tax expense reported	$(5,274,494)	$(4,958,171)

Effective tax rate	32.8%	31.9%

The Company adopted the provisions of FIN 48 on July 1, 2007, with no impact on its financial statements. As a result of the acquisition of Battle Mountain on October 24, 2007, the Company recorded a liability for unrecognized tax benefits of approximately $0.4 million. The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.
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
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $47,000 at December 31, 2007, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
11. COMMITMENTS AND CONTINGENCIES
Taranis
On November 4, 2005, we entered into a strategic alliance with Taranis for exploration on the Kettukuusikko project located in Finland. During our fiscal year 2006, we funded exploration totaling $500,000 in return for a 2.0% NSR royalty. We also have an option to fund up to an additional $600,000. The Company elected to exercise this option in April 2006. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2.0% NSR royalty. In the event that Royal Gold does not fully fund the $600,000 to earn the joint venture interest, we would retain our 2.0% NSR royalty. As of December 31, 2007, we had funded $506,404 of the additional $600,000 option, which had been expensed during our fiscal year ended June 30, 2007.
Revett
Under the terms of the Revett purchase agreement relating to the Troy mine, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. If the Company elects to exercise its right, it would have the subsequent right to reimbursement from Revett for any amounts disbursed in curing such defaults. The principal and accrued interest under the promissory note owed to Kennecott Montana Company as of December 31, 2007, was approximately $6.2 million with a maturity date of February 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
12. RELATED PARTY
Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty on production of minerals from a portion of the Pipeline Mining Complex. Denver Mining Finance Company, our wholly-owned subsidiary, is the general partner and holds a 2.0% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Executive Chairman, the Chairman of our Audit Committee, and one other member of our board of directors hold an aggregate 35.56% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments received from the operator including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, including our directors and Executive Chairman.
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sells its pro-rata share of such gold immediately and receives distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 27,434 ounces of gold as of December 31, 2007, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory – restricted on the consolidated balance sheets. The carrying value of the gold in inventory was $10,880,927 as of December 31, 2007, while the fair value of such ounces was $22,948,541 as of December 31, 2007. None of the gold currently held in inventory as of December 31, 2007, is attributed to Royal Gold, as the gold allocated to Royal Gold is typically sold within five days of receipt.
13. SUBSEQUENT EVENTS
Preferred Stock Quarterly Dividend
As discussed in Note 8, on January 10, 2008, the Company’s board of directors declared the regular quarterly dividend for the first dividend period of $1.9333 per share of the Preferred Stock. The dividend is payable on February 15, 2008, to preferred shareholders of record at the close of business on February 1, 2008. The Preferred Stock dividend will be paid in cash.
Credit Facility Amendment
On January 23, 2008, the Company and HSBC Bank entered into an amendment to the credit facility that, among other provisions, extended the term of the facility to December 31, 2012, and increased the availability under the borrowing base of the credit facility to $80 million as of January 23, 2008. Please see Note 5 for further discussion.
Marigold and El Chanate Royalty Acquisitions
On January 24, 2008, we entered into an agreement to acquire three royalties from AngloGold Ashanti (USA) Exploration Inc., a wholly-owned subsidiary of Anglo Gold Ashanti North America, for $13.75 million. The first royalty is a 2.0% NSR royalty on the Marigold mine, located on the Battle Mountain-Eureka trend in Nevada, and operated by Goldcorp. The other two royalties are a 2.0-4.0% sliding-scale NSR royalty and a 10.0% NPI royalty, each on the El Chanate mine, located in Sonora, Mexico and operated by Capital Gold, Inc. The acquisition is subject to customary due diligence and is expected to close by the end of the first calendar quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Preferred Stock Provisional Conversion
On January 25, 2008, the Company exercised its provisional conversion right to convert all of the issued and outstanding shares of its Preferred Stock into common stock. Please see Note 8 for further discussion.
Stock Repurchase Program
Also on January 25, 2008, the Company announced that its board of directors authorized the repurchase of up to $30 million of its common stock in the open market from time to time until March 31, 2008. The timing and number of shares to be repurchased will depend on market conditions and other corporate considerations.

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
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended December 31, 2007, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our royalty properties. For the quarter ended December 31, 2007, the price of gold averaged $786 per ounce compared with an average price of $614 per ounce for the quarter ended December 31, 2006. The increase in the average gold price, the continued ramp-up of gold production at the Taparko mine and production from the recently acquired Battle Mountain Gold Exploration Corp. (“Battle Mountain”) royalties, contributed to royalty revenue of $15.4 million during the quarter ended December 31, 2007, compared to royalty revenue of $12.9 million during the quarter ended December 31, 2006.

Our Producing Royalty Interests
Our principal producing royalty interests are shown in the following table:

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Pipeline Mining Complex	Lander County, NV	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40%-5.0% sliding-scale GSR GSR2: 0.72%-9.0% sliding-scale GSR, GSR3: 0.71% GSR
NVR1(1): 0.39% NVR

Robinson	White Pine, NV	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

SJ Claims – Goldstrike	Eureka County, NV	Barrick	0.9% NSR

Troy	Lincoln County, MT	Revett Minerals, Inc. (“Revett”)	7.0% GSR (silver and copper)

Leeville Mining Complex (Leeville North and Leeville South)	Eureka County, NV	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Taparko	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1) and a 0%-10% sliding-scale GSR (TB-GSR2)

Bald Mountain	White Pine County, NV	Barrick	1.75%-3.5% sliding-scale NSR

Mulatos	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	0.30%-1.5% sliding-scale NSR

Martha	Santa Cruz Province, Argentina	Coeur d’Alene Mines Corporation (“Coeur d’Alene”)	2.0% NSR (silver)

Don Mario(2)	Chiquitos Province, Bolivia	Orvana Minerals Corp. (“Orvana”)	3.0% NSR

Williams(2)	Marathon, Ontario	Teck Cominco Limited (“Teck”) /Barrick	0.72% NSR

El Limon(2)	El Limon, Nicaragua	Central Sun Mining, Inc. (“Central Sun”)	3.0% NSR

(1)	The NVR1 royalty is a 1.25% NVR royalty. The Company owns 31.6% of the 1.25% NVR (or 0.39%), while our consolidated minority interest owns the remaining portion of the 1.25% NVR.

(2)	Royalty was acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to “Recent Developments – Acquisition of Battle Mountain Gold Exploration Corp.” within this MD&A for further discussion.

Our Development Stage Royalty Interests
We also own the following royalty interests that are in the development stage and are not currently in production:

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Taparko	Burkina Faso	High River	2.0% GSR (TB-GSR3)

Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (also covers silver, lead and zinc)

Pascua-Lama	Region III, Chile	Barrick	0.16%-1.08% sliding-scale NSR

Gold Hill	Nye County, NV	Kinross Gold Corporation	1.0%-2.0% sliding-scale NSR

Dolores(1)	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	1.25 % NSR 2.0 % NSR (gold and silver) (when commercial production has been producing at 75% of its design capacity for three consecutive months)

Don Mario(1)	Chiquitos Province, Bolivia	Orvana	3.0% NSR

Benso(2)	Republic of Ghana, West Africa	Golden Star Resources Ltd. (“Golden Star”)	1.5% NSR

(1)	Royalty was acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to “Recent Developments – Acquisition of Battle Gold Exploration Corp.” within this MD&A for further discussion.

(2)	Royalty was acquired on October 31, 2007. Please refer to “Recent Development – Acquisition of Benso Royalty” within this MD&A for further discussion.

Our Exploration Stage Royalty Interests
In addition, we own royalty interests in the following exploration stage projects. None of these exploration stage projects contains proven and probable reserves as of December 31, 2007.

Property	Location	Royalty	Controlled By
Santa Cruz Province	Argentina	2.0% NSR	Hidefield Gold PLC

Long Valley	California	1.0% NSR	Vista Gold Corporation

Night Hawk Lake(1)	Canada	2.5% NSR	Selkirk Metals Corporation (40%), East West Resource Corporation (40%), Canadian Golden Dragon Resources Limited (20%)

Joe Mann(1)	Canada	1.8% to 3.6% sliding-scale NSR	Campbell Resources Incorporated

Seguenega (“Sega”)(1)	Burkina Faso, West Africa	3.0% NSR	Orezone Resources Inc.

Marmato Properties(1)	Colombia	5.0% NSR	Mineros Nacionales S.A.

Kettukuusikko	Finland	2.0% NSR	Taranis Resources, Inc.

Vueltas del Oro(1)	Honduras	2.0% NSR	Lundin

Lluvio de Oro(1)	Mexico	2.0% NSR	Tara Gold Resources

Rock Creek	Montana	1.0% NSR	Revett

Mule Canyon	Nevada	5.0% NSR	Newmont

Buckhorn South	Nevada	16.5% Net Profits Interest	Cortez JV

Ferris/Cooks Creek	Nevada	1.5% NVR	Cortez JV

Horse Mountain	Nevada	0.2% NVR	Cortez JV

Simon Creek	Nevada	1.0% NSR	Barrick

Rye	Nevada	0.5% NSR	Barrick

BSC	Nevada	2.5% NSR	Nevada Pacific Gold

ICBM	Nevada	0.75% NSR	BH Minerals USA, Inc.

Long Peak	Nevada	0.75% NSR	BH Minerals USA, Inc.

Dixie Flats	Nevada	0.75% NSR	BH Minerals USA, Inc.

Relief Canyon(1)	Nevada	4.0% NSR	Firstgold Incorporated

Fletcher Junction(1)	Nevada	1.25% NSR	Pediment Gold LLC

Hot Pot(1)	Nevada	1.25% NSR	Pediment Gold LLC

Svetloye	Russia	1.0% NSR	Fortress Minerals Corporation

(1)	Royalty was acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to “Recent Developments – Acquisition of Battle Gold Exploration Corp.” within this MD&A for further discussion.
Operators’ Production Estimates by Royalty for Calendar 2007
The following table shows production estimates received from the operators of our producing mines during the first quarter of calendar 2007 and the reported production attributable to our royalty interests for calendar year 2007. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or verification of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information. We do not currently have estimates for the Battle Mountain properties acquired, as discussed above, for calendar 2007. The Company is working with the operators of the acquired Battle Mountain properties to obtain estimates for calendar year 2008.

Operators’ Production Estimate by Royalty for Calendar 2007 and Reported Production for the period
January 1, 2007 through December 31, 2007

Reported
			Calendar 2007 Operator’s	Production through
Royalty	Operator	Metal	Production Estimate	December 31, 2007(1)
Pipeline GSR1	Barrick	Gold	478,543 oz.	497,876 oz.

Pipeline GSR2	Barrick	Gold	12,762 oz.	23,037 oz.

Pipeline GSR3	Barrick	Gold	491,305 oz.	520,913 oz.

Pipeline NVR1	Barrick	Gold	264,843 oz.	190,358 oz.

Robinson(2,3)	Quadra	Gold	90,000 oz.	108,002 oz.

SJ Claims	Barrick	Gold	799,160 oz.	895,878 oz.

Leeville	Newmont	Gold	337,000 oz.	245,492 oz.

Taparko	High River	Gold	(4)	8,798 oz.

Bald Mountain	Barrick	Gold	90,811 oz.	78,952 oz.

Mulatos	Alamos	Gold	150,397 (5) oz.	109,305 oz.

Troy(2)	Revett	Silver	2.0 million oz.	1.0 million oz.

Martha(6)	Coeur d’Alene	Silver	2.7 million oz.	2.9 million oz.

Troy(2)	Revett	Copper	15.9 million lbs.	9.2 million lbs.

Robinson(2)	Quadra	Copper	136.3 million lbs.	134.3 million lbs.

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2007 through December 31, 2007, as reported to us by the operators of the mines.

(2)	Sold metal contained in concentrate.

(3)	In July 2007, Quadra revised its production estimate for calendar 2007 from 68,058 ounces of gold to 90,000 ounces of gold. The reported increase in estimated production was due to higher than planned grade and recovery.

(4)	In July 2007, High River announced that they expect to produce approximately 35,000 ounces of gold during calendar 2007.

(5)	In August 2007, Alamos announced that they did not expect to meet their original calendar 2007 production estimate but they did not provide any revised production guidance.

(6)	Recovered metal contained in concentrate.
Recent Developments
Acquisition of Battle Mountain Gold Exploration Corp.
On October 24, 2007, we acquired 100% of the issued and outstanding capital stock of Battle Mountain in a transaction whereby our wholly-owned subsidiary, Royal Battle Mountain, Inc., was merged with and into Battle Mountain, with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold. The aggregate consideration consisted of 1.14 million shares of our common stock and approximately $3.4 million in cash.
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
As part of the acquisition of Battle Mountain, we acquired the following thirteen royalty interests in various stages of production, development or exploration. The Company recognized approximately $0.7 million in royalty revenue associated with the acquired Battle Mountain production stage royalty interests from the date of acquisition through December 31, 2007. Please refer to Note 2 of the notes to consolidated financial statements for further discussion on the acquisition of Battle Mountain.
Battle Mountain Production Stage Royalty Interests

Royalty
Mine	Location	Owner	(Gold unless otherwise stated)
Williams(1)	Ontario, Canada	Teck (50%) and	0.72% NSR
Barrick (50%)

El Limon(2)	Nicaragua	Central Sun (95%)	3.0% NSR
and Inversiones
Mineras S.A. (5%)

Don Mario(3)	Bolivia	Orvana	3.0% NSR

(1)	The Williams mine is an open-pit and underground operation, which produced approximately 290,000 ounces of gold during calendar 2006. With existing proven and probable reserves, the remaining mine life is estimated at five years.

(2)	El Limon is a fully mechanized underground mine and produced approximately 34,000 ounces of gold during calendar 2006. With existing proven and probable reserves, the remaining mine life is estimated at five years.

(3)	The Don Mario mine is an open-pit and underground mine in eastern Bolivia that produced approximately 80,000 ounces of gold in calendar 2006. With existing proven and probable reserves, the remaining mine life is estimated at five years.
Battle Mountain Development Stage Royalty Interests

Royalty
Mine	Location	Owner	(Gold unless otherwise stated)
Dolores(1)	Chihuahua, Mexico	Minefinders	1.25% NSR (gold) and 2.0% NSR (gold and silver)

(1)	In February 2006, Minefinders received an optimized bankable feasibility study and approved the mine construction on the Dolores project. Mine construction is proceeding and the mine is expected to achieve commercial production early in the second quarter of calendar 2008. The mine plan estimates a 12 year mine life.

Battle Mountain Exploration Stage Royalty Interests

Royalty
Mine/Property	Location	Owner	(Gold)
Marmato Properties(1)	Colombia	Mineros Nacionales S.A.	5.0% NSR

Joe Mann(2)	Quebec, Canada	Gold Bullion Development Corp.	1.8 to 3.6% sliding-scale NSR

Relief Canyon(3)	Pershing, County, Nevada	Firstgold Incorporated	4.0% NSR

Sega(4)	Northern Burkina Faso, West Africa	Orezone Resources Inc.	3.0% NSR

Vueltas del Rio	Honduras	Lundin Mining Corporation	2.0% NSR

Lluvia de Oro(5)	Mexico	Tara Gold Resources	2.0% NSR

Fletcher Junction(6)	Mineral County, Nevada	Pediment Gold LLC	1.25% NSR

Hot Pot(6)	Mineral County, Nevada	Pediment Gold LLC	1.25% NSR

Night Hawk Lake(6)	Ontario, Canada	Selkirk Metals Corporation (40%), East West Resource Corporation (40%), Canadian Golden Dragon Resources Limited (20%)	2.5% NSR

(1)	A collection of properties located in the Marmato district, an established mining district in Colombia.

(2)	The Joe Mann mine produced approximately 14,100 ounces of gold in calendar 2006. The mine is currently under care and maintenance. In September 2007, Campbell Resources Incorporated entered into a memorandum of understanding with Gold Bullion Development Corp. for the sale of the Joe Mann mine property. The existing 1.0% NSR would remain in effect upon completion of the sale.

(3)	Firstgold Incorporated is evaluating plans to restart the mine at Relief Canyon.

(4)	The Sega project is an advanced exploration project in northern Burkina Faso, West Africa.

(5)	Lluvia de Oro is a former open pit gold and silver mine, not currently in production, located in Mexico, and currently under option from Tara Gold Resources to Columbia Metals Corporation Ltd.

(6)	Fletcher Junction, Hot Pot and Night Hawk Lake Property are all early stage exploration properties.
Acquisition of Benso Royalty
On December 7, 2007, Royal Gold paid $1.875 million to FairWest Energy Corporation (“FairWest”) in exchange for a 1.5% NSR royalty on gold produced from the Benso concession in the Western Region of the Republic of Ghana, West Africa. The Benso concession, controlled by Golden Star Resources Ltd (“Golden Star”), is located approximately 25 miles south of Golden Star’s Wassa mine. Golden Star has reported that, as of June 15, 2007, the project contains 252,000 ounces of proven reserves. The operator expects production to commence during the third quarter of calendar 2008. The Benso royalty interest is classified as a development stage royalty interest on the Company’s consolidated balance sheets.

Marigold and El Chanate Royalty Acquisitions
On January 24, 2008, we entered into an agreement to acquire three royalties from AngloGold Ashanti (USA) Exploration Inc., a wholly-owned subsidiary of Anglo Gold Ashanti North America, for $13.75 million. The first royalty is a 2.0% NSR royalty on the Marigold mine, located on the Battle Mountain-Eureka trend in Nevada, and operated by Goldcorp. The other two royalties are a 2.0-4.0% sliding-scale NSR royalty and a 10.0% NPI royalty, each on the El Chanate mine, located in Sonora, Mexico and operated by Capital Gold, Inc. (“Capital Gold”). The acquisition is subject to customary due diligence and is expected to close by the end of the first calendar quarter of 2008.
The Marigold mine is a large scale, open pit, heap leach operation. According to Goldcorp’s December 31, 2006, reserve statement, proven and probable reserves include 102.2 million tons of ore, at a grade of 0.021 ounces per ton, containing about 2.1 million ounces of gold. The 2.0% NSR royalty interest burdens the majority of five sections of the mine, containing a number of open pits, but does not cover the current mining area in the Basalt/Antler area. Approximately 38% of the current reserves are covered by this royalty. We estimate this royalty will begin generating royalty revenue in calendar 2010 when mining operations move onto the Company’s royalty ground.
According to Capital Gold’s reserve statement on September 4, 2007, El Chanate contains proven and probable reserves of 43.5 million tons of ore, at a grade of 0.019 ounces per ton, containing about 832,000 ounces of gold. The mine commenced production in mid-2007 and Capital Gold estimates production of approximately 60,000 ounces of gold in calendar 2008, with a potential expansion to 100,000 ounces per year in calendar 2009. The El Chanate sliding-scale royalty pays at a rate of 2.0% when the average gold price is below $300 per ounce, 3.0% when the gold price is between $300 and $350 per ounce, and 4.0% when the gold price is above $350 per ounce. The sliding-scale royalty is capped once payments of approximately $17 million have been received while the 10.0% NPI royalty is capped at $1.0 million.

Results of Operations
Quarter Ended December 31, 2007, Compared to Quarter Ended December 31, 2006
For the quarter ended December 31, 2007, we recorded net earnings of $5.0 million, or $0.13 per basic share and $0.17 per diluted share, as compared to net earnings of $5.6 million, or $0.24 per basic and diluted share, for the quarter ended December 31, 2006.
For the quarter ended December 31, 2007, we recognized total royalty revenue of $15.4 million, at an average gold price of $786 per ounce, compared to royalty revenue of $12.9 million, at an average gold price of $614 per ounce for the quarter ended December 31, 2006. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended December 31, 2007 and 2006

		Three Months Ended		Three Months Ended
		December 31, 2007		December 31, 2006
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Pipeline	Gold	$6,924,837	146,066 oz.	$5,522,513	138,332 oz.
Robinson		$3,153,171		$3,224,457
	Gold		27,090 oz.		15,599 oz.
	Copper		28.9 million lbs.		24.1 million lbs.
SJ Claims	Gold	$1,288,086	183,211 oz.	$1,533,394	275,968 oz.
Troy		$349,030		$450,583
	Silver		113,714 oz.		167,238 oz.
	Copper		1.0 million lbs.		1.4 million lbs.
Leeville	Gold	$1,257,089	86,217 oz.	$1,251,732	113,843 oz.
Taparko(2)	Gold	$1,054,452	5,932 oz.	N/A	N/A
Bald Mountain	Gold	$131,927	16,069 oz.	$406,000	37,829 oz.
Mulatos	Gold	$356,368	30,324 oz.	$243,428	26,660 oz.
Martha	Silver	$200,399	773,741 oz.	$223,182	932,877 oz.
Don Mario(3)	Gold	$385,000	22,258 oz.	N/A	N/A
Williams(3)	Gold	$148,432	37,806 oz.	N/A	N/A
El Limon(3)	Gold	$144,706	7,175 oz.	N/A	N/A
Joe Mann(3)	Gold	$2,874	138 oz.	N/A	N/A
Total Revenue		$15,396,371		$12,855,289

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended December 31, 2007 and December 31, 2006, as reported to us by the operators of the mines.

(2)	In July 2007, High River announced initial gold production at the Taparko mine. Receipt of royalty revenue commenced during the quarter ended September 30, 2007.

(3)	Royalty acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Recognized royalty revenue and the related production are from the acquisition date through December 31, 2007.

The increase in royalty revenue for the quarter ended December 31, 2007, compared with the quarter ended December 31, 2006, resulted from an increase in the average gold price and increased production at the Pipeline Mining Complex. The continued ramp up of gold production at the Taparko mine contributed approximately $1.1 million in royalty revenue during the period. Production from the recently acquired Battle Mountain production stage royalties also contributed approximately $0.7 million in royalty revenue during the period.
Our royalty revenue from Taparko was significantly impacted during the period due to an increased doré inventory in transit at year end, as well as mill alignment problems. The mill started up in December 2007 and the mill alignment problems were completely realigned in January 2008 to correct the problem.
General and administrative expenses increased to $2.0 million for the quarter ended December 31, 2007, from $1.5 million for the quarter ended December 31, 2006. The increase was primarily due to an increase in general corporate costs and employee related costs of approximately $198,000 and an increase in legal and accounting costs of approximately $180,000.
Exploration and business development expenses increased to $1.9 million for the quarter ended December 31, 2007, from $0.5 million for the quarter ended December 31, 2006. The increase is due to an increase in legal and consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $0.9 million for the quarter ended December 31, 2007, compared to $0.6 million for the quarter ended December 31, 2006. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 7 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the quarter ended December 31, 2007 and 2006.
Depreciation, depletion and amortization increased to $3.6 million for the quarter ended December 31, 2007, from $2.1 million for the quarter ended December 31, 2006. The increase was primarily due the continued ramp up of gold production at the Taparko mine, which contributed approximately $0.7 million in additional depletion during the period. Depletion from the recently acquired Battle Mountain producing royalties also contributed approximately $0.6 million in additional depletion during the period.
Interest and other income increased to $2.1 million for the quarter ended December 31, 2007, from $1.0 million for the quarter ended December 31, 2006. The increase is primarily due to an increase in funds available for investing over the prior period, which is due primarily to the preferred stock offering completed in November 2007, as discussed below in “Liquidity and Capital Resources” within this MD&A. The increase was partially offset by lower interest rates on our cash investments when compared to the prior period.
Interest and other expense increased to $0.8 million for the quarter ended December 31, 2007, from $0.1 million for the quarter ended December 31, 2006. The increase is primarily due to a one-time charge of approximately $0.4 million related to the payoff of the gold loan payable assumed as part of the Battle Mountain acquisition during the period. Please refer to Note 2 of the notes to consolidated financial statements for a further discussion on the Battle Mountain acquisition. The increase is also due to interest paid on our note payable of approximately $0.2 million during the period. Please refer to Note 6 of the notes to consolidated financial statements for a further discussion on our note payable.
During the quarter ended December 31, 2007, we recognized current and deferred tax expense totaling $2.4 million compared with $2.6 million during the quarter ended December 31, 2006. This resulted in an effective tax rate of 32.4% in the current period, compared with 31.2% in the prior period. The increase in our effective tax rate is the result of an increase in the amount of foreign losses for which no tax benefit is currently recognized as well as an increase in our non-cash stock compensation expense associated with incentive stock options for which there is no tax deduction.
Six Months Ended December 31, 2007, Compared to Six Months Ended December 31, 2006
For the six months ended December 31, 2007, we recorded net earnings of $10.8 million, or $0.37 per basic share and $0.33 per diluted share, as compared to net earnings of $10.6 million, or $0.45 per basic share and $0.44 per diluted share, for the six months ended December 31, 2006.
For the six months ended December 31, 2007, we recognized total royalty revenue of $28.2 million, at an average gold price of $732 per ounce, compared to royalty revenue of $22.8 million, at an average gold price of $618 per ounce for the six months ended December 31, 2006. Royalty revenue and the corresponding production, attributable to our royalty interests, for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Six Months Ended December 31, 2007 and 2006

		Six Months Ended		Six Months Ended
		December 31, 2007		December 31, 2006
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Pipeline	Gold	$12,606,838	274,338 oz.	$10,237,971	263,697 oz.
Robinson		$6,706,026		$5,933,769
	Gold		53,157 oz.		25,758 oz.
	Copper		61.4 million lbs.		44.0 million lbs.
SJ Claims	Gold	$2,442,710	370,684 oz.	$2,356,826	425,268 oz.
Troy		$907,179		$1,020,276
	Silver		295,276 oz.		371,507 oz.
	Copper		2.7 million lbs.		3.1 million lbs.
Leeville	Gold	$2,098,950	148,132 oz.	$1,464,194	133,097 oz.
Taparko(2)	Gold	$1,489,190	8,798 oz.	N/A	N/A
Bald Mountain	Gold	$331,927	32,848 oz.	$937,662	63,411 oz.
Mulatos	Gold	$579,146	52,346 oz.	$429,411	46,303 oz.
Martha	Silver	$370,394	1.4 million oz.	$403,822	1.7 million oz.
Don Mario(3)	Gold	$385,000	22,258 oz.	N/A	N/A
Williams(3)	Gold	$148,432	37,806 oz.	N/A	N/A
El Limon(3)	Gold	$144,706	7,175 oz.	N/A	N/A
Joe Mann(3)	Gold	$2,874	138 oz.	N/A	N/A
Total Revenue		$28,213,372		$22,783,931

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the six months ended December 31, 2007 and December 31, 2006, as reported to us by the operators of the mines.

(2)	In July 2007, High River announced initial gold production at the Taparko mine. Receipt of royalty revenue commenced during the quarter ended September 30, 2007.

(3)	Royalty acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Recognized royalty revenue is from the acquisition date through December 31, 2007.

The increase in royalty revenue for the six months ended December 31, 2007, compared with the six months ended December 31, 2006, resulted from an increase in the average gold price and an increase in production at the Pipeline Mining Complex, Robinson, Leeville and Mulatos mines. The commencement of gold production at the Taparko mine during the first fiscal quarter of 2008 and the continued ramp up during our second fiscal quarter resulted in approximately $1.5 million of additional royalty revenue during the period. Production from the recently acquired Battle Mountain production stage royalties also contributed approximately $0.7 million in additional royalty revenue during the period.
Our royalty revenue from Taparko was significantly impacted during the period due to an increased doré inventory in transit at year end, as well as mill alignment problems. The mill started up in December 2007 and the mill alignment problems were completely realigned in January 2008 to correct the problem.
Cost of operations increased to $1.8 million for the six months ended December 31, 2007, compared to $1.6 million for the six months ended December 31, 2006. The increase was primarily due to an increase in the Nevada Net Proceeds Tax expense, which resulted primarily from an increase in royalty revenue from Robinson, the Pipeline Mining Complex and Leeville.
General and administrative expenses increased to $3.5 million for the six months ended December 31, 2007, from $2.7 million for the six months ended December 31, 2006. The increase was primarily due to an increase in general corporate costs and employee related costs of approximately $0.4 million during the period. An increase in accounting, tax and legal expenses of approximately $0.3 million also contributed to the overall increase.
Exploration and business development expenses increased to $2.5 million for the six months ended December 31, 2007, from $0.9 million for the six months ended December 31, 2006. The increase is due to an increase in legal and consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $1.4 million for the six months ended December 31, 2007, compared to $1.0 million for the six months ended December 31, 2006. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 7 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the six months ended December 31, 2007 and 2006.
Depreciation, depletion and amortization increased to $6.0 million for the six months ended December 31, 2007, from $3.2 million for the six months ended December 31, 2006. The initial and continued ramp up of gold production at the Taparko mine during the period contributed to additional depletion of approximately $0.9 million. Increased production at the Leeville and Robinson mines resulted in additional depletion of approximately $0.6 million, while an increase in depletion rates at Revett resulted in additional depletion of approximately $0.4 million. Finally, the acquisition of the Battle Mountain production stage royalties also contributed to additional depletion of approximately $0.6 million during the period.
Interest and other income increased to $3.9 million for the six months ended December 31, 2007, from $1.9 million for the six months ended December 31, 2006. The increase is primarily due to an increase in funds available for investing over the prior period, which is due primarily to the preferred stock offering completed in November 2007, as discussed below in “Liquidity and Capital Resources” within this MD&A. The increase was partially offset by lower interest rates on our cash investments when compared to the prior period.

Interest and other expense increased to $1.2 million for the six months ended December 31, 2007, from $0.1 million for the six months ended December 31, 2006. The increase is primarily due to a one-time charge of approximately $0.4 million related to the payoff of the gold loan payable assumed as part of the Battle Mountain acquisition during our second fiscal quarter. Please refer to Note 2 of the notes to consolidated financial statements for a further discussion on the Battle Mountain acquisition. The increase is also due to interest paid on our note payable of approximately $0.5 million during the period. Please refer to Note 6 of the notes to consolidated financial statements for a further discussion on our note payable.
During the six months ended December 31, 2007, we recognized current and deferred tax expense totaling $5.3 million compared with $5.0 million during the six months ended December 31, 2006. This resulted in an effective tax rate of 32.8% in the current period, compared with 31.9% in the prior period. The increase in our effective tax rate is the result of an increase in the amount of foreign losses for which no tax benefit is currently recognized as well as an increase in our non-cash stock compensation expense associated with incentive stock options for which there is no tax deduction.
Liquidity and Capital Resources
Overview
At December 31, 2007, we had current assets of $209.4 million compared to current liabilities of $8.4 million for a current ratio of 25 to 1. This compares to current assets of $95.7 million and current liabilities of $4.7 million at June 30, 2007, resulting in a current ratio of approximately 20 to 1. Our current ratio increased during the period primarily due to net proceeds received from the issuance of preferred stock related to our November 2007 preferred stock offering, discussed below, of approximately $111.1 million as well as cash received during the period from royalty income of approximately $23.6 million. This increase in cash was partially offset by cash paid as part of the acquisition of Battle Mountain of approximately $3.4 million, cash paid for common stock dividends of approximately $3.8 million and cash paid as part of the Benso royalty acquisition of $1.875 million.
During the six months ended December 31, 2007, liquidity needs were met from $28.2 million in royalty revenues (including $0.6 million of minority interest), net proceeds from issuance of preferred stock related to our November 2007 preferred stock offering of approximately $111.1 million, our available cash resources and interest and other income of $3.9 million. Also during our six months ended December 31, 2007, our total assets increased to $542.1 million compared to $356.6 million at June 30, 2007. The increase was primarily attributable to net proceeds received from our November 2007 preferred stock offering of approximately $111.1 million and the preliminary allocation of approximately $85.5 million in royalty interests in mineral properties as part of the Battle Mountain acquisition.
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

Recent Liquidity and Capital Resource Developments
Acquisition of Battle Mountain Gold Exploration Corp.
On October 24, 2007, we acquired 100% of the issued and outstanding capital stock of Battle Mountain in a transaction whereby our wholly-owned subsidiary, Royal Battle Mountain, Inc., was merged with and into Battle Mountain, with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold, for aggregate consideration consisting of 1.14 million shares of our common stock and approximately $3.4 million in cash. At the time of acquisition, Battle Mountain had approximately $1.4 million in cash. Please refer to Note 2 of the notes to consolidated financial statements for further discussion on the acquisition of Battle Mountain.
Mandatory Convertible Preferred Stock Offering
On November 9, 2007, the Company completed an offering of 1,150,000 shares of 7.25% mandatory convertible preferred stock (the “Preferred Stock”) at a price to the public of $100.00 per share, less underwriter discounts and other related expenses, resulting in net proceeds of $111.1 million. Dividends on the Preferred Stock will be payable on a cumulative basis when, as and if declared by our board of directors at an annual rate of 7.25% per share on the liquidation preference of $100 per share. We will pay dividends in cash, common stock or a combination thereof, on February 15, May 15, August 15 and November 15 of each year to and including November 15, 2010, commencing on February 15, 2008.
Each share of the Preferred Stock will automatically convert on November 15, 2010, into between 2.8335 and 3.4002 shares of our common stock, subject to anti-dilution adjustments. At any time prior to November 15, 2010, holders may elect to convert each share of the Preferred Stock into shares of our common stock at the minimum conversion rate of 2.8335 shares of common stock per share of the Preferred Stock, subject to anti-dilution adjustments. At any time prior to May 15, 2008, we may, at our option, cause the conversion of all, but not less than all, of the Preferred Stock into shares of our common stock at the provisional conversion rate described within the Preferred Stock offering. However, we may not elect to exercise our provisional conversion right if, on or prior to May 15, 2008, we have completed a material transaction involving the acquisition of assets or a business with a purchase price of $100 million or more.
On January 10, 2008, the Company’s board of directors declared the regular quarterly dividend for the first dividend period of $1.9333 per share of the Preferred Stock. The dividend is payable on February 15, 2008, to preferred shareholders of record at the close of business on February 1, 2008. The preferred dividend will be paid in cash.
On January 25, 2008, the Company announced that is has exercised it provisional conversion right to convert all of the issued and outstanding shares of its Preferred Stock into shares of our common stock. Each share of the Preferred Stock will be converted into shares of our common stock on March 10, 2008 (the “Conversion Date”), based on the average closing price per common share on the Nasdaq Global Select Market over the 20 consecutive trading day period ending on March 5, 2008. In connection with the conversion, all accrued and unpaid dividends on the Preferred Stock up to the Conversion Date will be payable at $0.5035 per share of Preferred Stock and will be paid in cash to holders of record on the Conversion Date. The conversion of the Preferred Stock into shares of our common stock will simplify our capital structure and will significantly reduce our cost of capital due to the elimination of the 7.25% after tax Preferred Stock dividend payment.
Common Stock Dividend Increase
On November 14, 2007, the Company announced that its board of directors increased the Company’s annual (calendar year) common stock dividend from $0.26 per share to $0.28 per share, payable on a quarterly basis of $0.07 per share of common stock, beginning with the quarterly dividend paid on January 18, 2008.
Amendment to Credit Facility
On January 23, 2008, the Company entered into an amendment of its existing credit facility with HSBC Bank USA, National Association. The amendment extends the maturity date of the credit facility two years from December 31, 2010 to December 31, 2012. The amendment also updated the assumptions used in the calculation of the borrowing base, which included an increase in the metal price assumption of gold and added a metal price assumption for silver. As of January 23, 2008, the Company’s borrowing capacity under the credit facility was the full $80 million under the credit facility. Please refer to Note 5 of the notes to the consolidated financial statements for a further discussion on the credit facility.
Stock Repurchase Program
On January 25, 2008, the Company announced that its board of directors authorized the repurchase of up to $30 million of its common stock in the open market from time to time until March 31, 2008. The timing and number of shares to be repurchased will depend on market conditions and other considerations. The Company is not obligated to acquire any specific amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion.
Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on July 1, 2007. Refer to Note 11 of the notes to consolidated financial statements for a discussion regarding the effect of adopting FIN 48.
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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows entities to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating the impact, if any, the adoption of Statement No. 159 could have on our financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”), which significantly changes the ways companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition date fair value. Under SFAS 141R, legal fees and other transaction related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. SFAS 141R is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company is evaluating the impact, if any, the adoption of SFAS 141R could have on our financial statements.
Also in December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company is evaluating the impact, if any, the adoption of SFAS 160 could have on our financial statements.
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates of timing of commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices;

•	the performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	unanticipated grade and geological, metallurgical, processing or other problems at the properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental laws and enforcement and uncertain political and economic environments;

•	risks associated with issuances of substantial additional common stock in connection with acquisitions or otherwise; and

•	risks associated with the incurrence of substantial additional indebtedness if we take such actions in connection with acquisitions or otherwise.
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
During the six month period ended December 31, 2007, we reported royalty revenues of $28.2 million, with an average gold price for the period of $732 per ounce and an average copper price of $3.39 per pound. Approximately 75% of our total recognized revenues for the six months ended December 31, 2007, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the six months ended December 31, 2007, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase or decrease in revenues of approximately $1.5 million, respectively. Approximately 22% of our total recognized revenues for the six months ended December 31, 2007, were attributable to copper sales at Robinson and Revett. For the six months ended December 31, 2007, if the price of copper had averaged higher or lower by $0.25 per pound, we would have recorded an increase or decrease in revenues of approximately $0.6 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
During the six months ended December 31, 2007, the Company’s management, with the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of the six months ended December 31, 2007, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated by the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company’s financial reporting and financial statement preparation.
There has been no change in the Company’s internal control over financial reporting during the six months ended December 31, 2007, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our 2007 Annual Report on Form 10-K. Our risk factors were updated since our previously disclosed risk factors in our 2007 Annual Report on Form 10-K as set forth below:
Foreign operations are subject to many risks.
Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment, and taxation. We currently have interests in projects in Argentina, Bolivia, Burkina Faso, Canada, Chile, Colombia, Finland, Ghana, Honduras, Mexico, Nicaragua and Russia. We also evaluate precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Central America, Europe, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.
We are also subject to the risks of operating in Burkina Faso, West Africa. Countries in the region have historically experienced periods of political uncertainty, exchange rate fluctuations, balance of payments and trade difficulties and problems associated with extreme poverty and unemployment. Any of these economic or political risks could adversely affect the Taparko project.
Our operations in Mexico are subject to risks such as the effects of political developments and local unrest, and communal property issues. In the past, Mexico has experienced prolonged periods of weak economic conditions characterized by exchange rate instability, increased inflation and negative economic growth, all of which could occur again in the future. Any of these risks could adversely affect the Mulatos mine as well as the Peñasquito and Dolores projects.
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
In addition to the risk factors previously disclosed, we identified the following risks related to our business:
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 7, 2007, we held our 2007 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of September 26, 2007, and the vote with respect to each such matters are set forth below:
1.	To elect two Class II Directors of Royal Gold, Inc. to serve until the 2010 Annual Meeting of Stockholders:

	For	Withheld
James W. Stuckert	17,965,901	6,096,776
Merritt E. Marcus	18,025,137	6,037,540
2.	To adopt an amendment to Royal Gold Inc.’s Certificate of Incorporation increasing the number of authorized shares of common stock from 40,000,000 to 100,000,000:

For:	Against:	Abstain:
18,711,847	5,166,016	184,814
3.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accountants of Royal Gold, Inc. for the fiscal year ending June 30, 2008:

For:	Against:	Abstain:
23,634,309	349,109	79,259
ITEM 5. OTHER INFORMATION
Form 8K — Item 5.02(f). On November 7, 2007, the Board of Directors of Royal Gold, Inc. authorized and approved the payment of cash bonuses for fiscal year 2007 (ended June 30, 2007) to Royal Gold’s executive officers. This bonus compensation information was not included in the Summary Compensation Table included in Royal Gold’s Proxy Statement for its 2007 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on October 16, 2007, because amounts of such bonuses were not determined and not calculable as of the time of the proxy filing. The fiscal 2007 bonus payments, the total fiscal 2007 compensation as reported in the October 2007 proxy statement, and the recalculated total compensation for fiscal 2007 including bonus payments approved for Royal Gold’s named executive officers for fiscal year 2007 is as follows:

		Total Fiscal 2007	Total Fiscal 2007
		Compensation as	Compensation
Named Executive Officer	Fiscal 2007	Reported in Proxy	Including Fiscal 2007
and Principal Position	Bonus	Statement	Bonus
Stanley Dempsey	$95,000	$749,958	$844,958
Executive Chairman
Tony Jensen	$200,000	$1,121,546	$1,321,546
President and Chief Executive Officer
Stefan Wenger	$85,000	$600,738	$685,738
Chief Financial Officer and Treasurer
Karen P. Gross	$90,000	$600,223	$690,223
Vice President and Corporate Secretary
William Heissenbuttel	$95,000	$323,306	$418,306
Vice President of Corporate Development

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended

3.2	Form of Certificate of Designations setting forth the specific rights, preferences, limitations, restrictions and other terms and conditions of the 7.25% Mandatory Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K filed on November 6, 2007)

3.3	Certificate of Amendment to the Certificate of Designations of 7.25% Mandatory Convertible Preferred Stock of Royal Gold, Inc. (Incorporated by reference to Exhibit 3.4 to Royal Gold Registration Statement on Form 8-A filed on November 9, 2007)

4.1	Form of 7.25% Mandatory Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K filed on November 6, 2007)

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.
Date: February 8, 2008	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: February 8, 2008	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended

3.2	Form of Certificate of Designations setting forth the specific rights, preferences, limitations, restrictions and other terms and conditions of the 7.25% Mandatory Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K filed on November 6, 2007)

3.3	Certificate of Amendment to the Certificate of Designations of 7.25% Mandatory Convertible Preferred Stock of Royal Gold, Inc. (Incorporated by reference to Exhibit 3.4 to Royal Gold Registration Statement on Form 8-A filed on November 9, 2007)

4.1	Form of 7.25% Mandatory Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K filed on November 6, 2007)

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.