Form 10-Q
period 2008-03-31
ROYAL GOLD INC
filed 2008-05-01
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 33,921,495 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of April 30, 2008.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(In thousands except share data)

	March 31,	June 30,
	2008	2007
	(Unaudited)
Current assets
Cash and equivalents	$183,823	$82,842
Royalty receivables	15,677	12,470
Deferred tax assets	83	154
Prepaid expenses and other	329	217

Total current assets	199,912	95,683

Royalty interests in mineral properties, net (Note 4)	306,277	215,839
Restricted cash – compensating balance	15,750	15,750
Inventory – restricted (Note 11)	10,904	10,612
Note receivable – Battle Mountain Gold Exploration (Note 2)	—	14,494
Other assets	7,445	4,271

Total assets	$540,288	$356,649

Current liabilities

Accounts payable	$4,738	$2,342
Income taxes payable	187	5
Dividends payable	2,384	1,869
Other	1,649	472

Total current liabilities	8,958	4,688

Net deferred tax liabilities	25,017	5,911
Note payable	15,750	15,750
Other long-term liabilities	488	98

Total liabilities	50,213	26,447

Commitments and contingencies (Note 10)
Minority interest in subsidiary (Note 11)	11,119	11,121
Stockholders’ equity
Common stock, $0.01 par value, authorized 100,000,000 shares; and issued 34,347,705 and 28,892,980 shares, respectively	344	289
Additional paid-in capital	468,982	310,439
Accumulated other comprehensive income	176	458
Accumulated earnings	16,067	8,992
Less treasury stock, at cost (426,210 and 229,224 shares, respectively)	(6,613)	(1,097)

Total stockholders’ equity	478,956	319,081

Total liabilities and stockholders’ equity	$540,288	$356,649

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Three Months Ended
	March 31,	March 31,
	2008	2007
Royalty revenues	$19,516	$11,209

Costs and expenses

Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	1,046	712
General and administrative	1,981	1,565
Exploration and business development	817	679
Depreciation, depletion and amortization	5,925	2,562

Total costs and expenses	9,769	5,518

Operating income	9,747	5,691

Interest and other income	1,715	457
Interest and other expense	(330)	(670)

Income before income taxes	11,132	5,478

Current tax expense	(3,814)	(1,891)
Deferred tax benefit	242	205
Minority interest in income of consolidated subsidiary	(140)	(353)

Net income	$7,420	$3,439

Adjustments to comprehensive income
Unrealized loss in market value of available for sale securities, net of tax	(109)	(83)

Comprehensive income	$7,311	$3,356

Net income	$7,420	$3,439
Preferred stock dividends and deemed dividend	(3,584)	—

Net income available to common stockholders	$3,836	$3,439

Basic earnings per share	$0.12	$0.14

Basic weighted average shares outstanding	30,932,084	24,042,235

Diluted earnings per share	$0.12	$0.14

Diluted weighted average shares outstanding	31,213,663	24,318,738

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Nine Months Ended
	March 31,	March 31,
	2008	2007
Royalty revenues	$47,729	$33,993

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	2,838	2,280
General and administrative	5,509	4,231
Exploration and business development	3,298	1,570
Depreciation, depletion, and amortization	11,933	5,751

Total costs and expenses	23,578	13,832

Operating income	24,151	20,161

Interest and other income	5,667	2,383
Interest and other expense	(1,492)	(802)

Income before income taxes	28,326	21,742

Current tax expense	(9,989)	(7,811)
Deferred tax benefit	1,143	1,167
Minority interest in income of consolidated subsidiary	(682)	(1,064)
Loss from equity investment	(550)	—

Net income	$18,248	$14,034

Adjustments to comprehensive income
Unrealized loss in market value of available for sale securities, net of tax	(282)	(194)

Comprehensive income	$17,966	$13,840

Net income	$18,248	$14,034
Preferred stock dividends and deemed dividend	(4,788)	—

Net income available to common stockholders	$13,460	$14,034

Basic earnings per share	$0.45	$0.59

Basic weighted average shares outstanding	29,808,962	23,653,946

Diluted earnings per share	$0.45	$0.59

Diluted weighted average shares outstanding	30,134,888	23,956,549

ROYAL GOLD, INC.
Consolidated Statement of Stockholders’ Equity for the Nine Months Ended March 31, 2008
(Unaudited, in thousands except share data)

						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid-In	Comprehensive		Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Accumulated Earnings	Shares	Amount	Equity
Balance at June 30, 2007	—	$—	28,892,980	$289	$310,439	$458	$8,992	229,224	$(1,097)	$319,081

Issuance of preferred stock for:
7.25% Mandatory Convertible offering (Note 7)	1,150,000	115,000			(3,902)					111,098

Issuance of common stock for:
Conversion of 7.25% Mandatory
Convertible Preferred Stock (Note 7)	(1,150,000)	(115,000)	3,977,683	40	116,946					1,986
Battle Mountain acquisition (Note 2)			1,144,025	11	35,832					35,843
Equity offering costs (April 2007)					(29)					(29)
Exercise of stock options			96,750	1	701					702
Vesting of restricted stock			19,625	1						1
IAMGOLD Corporation and Repadre
International Corporation (Note 7)			216,642	2	6,343					6,345

Repurchase of common stock (Note 7)								196,986	(5,516)	(5,516)

Tax benefit of stock-based compensation exercises					507					507

Recognition of non-cash compensation expense for stock-based compensation					2,145					2,145

Net income and comprehensive loss for the nine months ended						(282)	18,248			17,966

Preferred stock deemed divided upon conversion of 7.25% Mandatory Convertible							(1,986)			(1,986)

Preferred stock dividends declared							(2,802)			(2,802)

Common stock dividends declared							(6,385)			(6,385)

Balance at March 31, 2008	—	$—	34,347,705	$344	$468,982	$176	$16,067	426,210	$(6,613)	$478,956

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities

Net income	$18,248	$14,034
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	11,933	5,751
Deferred tax benefit	(1,143)	(1,167)
Non-cash employee stock compensation expense	2,145	1,725
Loss on available for sale securities	49	—
Interest income accrued for Battle Mountain note receivable	(713)	—
Tax benefit of stock-based compensation exercises	(507)	(97)
Changes in assets and liabilities:
Royalty receivables	(2,479)	(2,261)
Prepaid expenses and other assets	(2,199)	(270)
Accounts payable	3,010	2,646
Income taxes payable (receivable)	541	(1,001)
Accrued liabilities and other current liabilities	(151)	(198)
Other long-term liabilities	(20)	(20)

Net cash provided by operating activities	$28,714	$19,142

Cash flows from investing activities

Capital expenditures for property and equipment	$(12)	$(268)
Acquisition of royalty interests in mineral properties	(15,939)	(119,736)
Note Receivable – Battle Mountain Gold Exploration	—	(13,927)
Deferred acquisition costs	(63)	(375)
Restricted cash – compensating balance	—	(15,750)
Purchase of available for sale securities	—	(81)
Battle Mountain acquisition, net of cash acquired of $1,398,181	(2,933)	—

Net cash used in investing activities	$(18,947)	$(150,137)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	$507	$97
Debt issuance costs	(27)	(461)
Revolving credit facility payable	—	60,000
Note payable	—	15,750
Common stock dividends	(5,869)	(4,142)
Preferred stock dividends	(2,802)	—
Gold loan payoff – Battle Mountain	(6,852)	—
Net proceeds from issuance of common stock	675	470
Net proceeds from issuance of preferred stock	111,098	—
Stock repurchase program	(5,516)	—

Net cash provided by financing activities	$91,214	$71,714

Net increase (decrease) in cash and equivalents	100,981	(59,281)

Cash and equivalents at beginning of period	82,842	78,449

Cash and equivalents at end of period	$183,823	$19,168

Supplemental cash flow information:
Non-cash financing activities:
Acquisition of royalty interest in mineral property (with common stock)	$—	$18,495
Conversion of preferred stock to common stock	$116,946	$—
Battle Mountain acquisition (with common stock)	$35,832	$—

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the nine months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other accounting standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
refers to the price that would be received to sell an asset or paid to transfer a liability between participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement No. 157 are effective for our fiscal year beginning July 1, 2008, and interim periods within the fiscal year. The Company is evaluating the impact, if any, the adoption of Statement No. 157 could have on its financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows entities to choose to measure many financial instruments and certain other items at fair value. The provisions of Statement No. 159 are effective for our fiscal year beginning July 1, 2008, and interim periods within the fiscal year. The Company is evaluating the impact, if any, the adoption of Statement No. 159 could have on its financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), which significantly changes the ways companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. SFAS 141R is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company is evaluating the impact, if any, the adoption of SFAS 141R could have on its financial statements.
Also in December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report non-controlling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company is evaluating the impact, if any, the adoption of SFAS 160 could have on its financial statements.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company’s fiscal year beginning July 1, 2009. The Company is evaluating the impact, if any, the adoption of SFAS 161 could have on its financial statements.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
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
On October 24, 2007, we completed the merger pursuant to the Merger Agreement and acquired 100% of the issued and outstanding capital stock of Battle Mountain in a transaction whereby the Merger Sub was merged with and into Battle Mountain for aggregate consideration consisting of 1.14 million shares of our common stock and approximately $3.4 million in cash. Immediately prior to the merger, Royal Gold owned approximately 18% of Battle Mountain’s outstanding common stock and accounted for this ownership under the equity method, which resulted in the Company recognizing a loss from equity investment of approximately $0.5 million for the nine months ended March 31, 2008.
As part of the acquisition of Battle Mountain, we acquired thirteen royalty interests in various stages of production, development or exploration. Please refer to Note 4 for a further discussion on the thirteen royalty interests acquired from Battle Mountain.
Subject to settlement of the Battle Mountain litigation discussed below, additional merger consideration of up to an aggregate of 37,418 shares of Royal Gold common stock and approximately $0.1 million in cash may be paid to former Battle Mountain stockholders. On September 13, 2006, an action was filed against Battle Mountain and its former Chairman and Chief Executive Officer, Mark Kucher, by James E. McKay, a former officer and director of Battle Mountain, in the second Judicial Court of the State of Nevada. The action seeks to enforce alleged rights to certain shares of Battle Mountain common stock and options to purchase shares of Battle Mountain common stock pursuant to a stock option agreement and a stock option plan, and unspecified damages. Royal Gold may pay the additional consideration described above to Battle Mountain stockholders depending upon the cost of settling this litigation.
The acquisition of Battle Mountain has been accounted for as an asset acquisition using the purchase method of accounting, whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The purchase price was calculated using the fair market value of the Royal Gold common shares issued, as of the date we completed the transaction, plus cash and direct acquisition costs paid by Royal Gold.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
3. ROYALTY ACQUISITIONS
Marigold and El Chanate Royalty Acquisitions
On February 20, 2008, we acquired three royalties from AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold’), a wholly-owned subsidiary of AngloGold Ashanti North America Inc., for $13.75 million. The first royalty is a 2.0% net smelter return (“NSR”) royalty on the Marigold mine, located on the Battle Mountain-Eureka trend in Nevada, and operated by Goldcorp, Inc. (“Goldcorp”). The second royalty is a 2.0-4.0% sliding-scale NSR royalty on the El Chanate mine, located in Sonora, Mexico and operated by Capital Gold, Inc. (“Capital Gold”). The sliding-scale NSR royalty is capped once payments of approximately $17.0 million have been received. The third royalty is a 10.0% net profits interest (“NPI”) royalty, also on the El Chanate mine. The 10.0% NPI royalty at El Chanate is capped at $1.0 million.
The sliding-scale NSR royalty at El Chanate pays at a rate of 2.0% when the average gold price is below $300 per ounce, 3.0% when the gold price is between $300 and $350 per ounce, and 4.0% when the gold price is above $350 per ounce. The El Chanate mine commenced production in mid-2007. For the three and nine months ended March 31, 2008, we recognized royalty revenue associated with the El Chanate sliding-scale and NPI royalties of $0.2 million and $0, respectively. Including royalty payments made to AngloGold, there have been cumulative payments made on the sliding-scale NSR royalty of $0.7 million, resulting in $16.3 million remaining under the $17.0 million cap as of March 31, 2008. There have been no payments made on the NPI royalty as of March 31, 2008.
The 2.0% NSR royalty interest on the Marigold mine covers the majority of six sections of land, containing a number of open-pits, but does not cover the current mining in the Basalt/Antler area. Approximately 38% of the current Marigold reserves are covered by this royalty. Based on our own estimates, we expect to begin receiving royalty payments on the 2.0% NSR royalty on the Marigold mine in calendar 2011, when mine operations are expected to move into areas covered by our royalty interest.
The AngloGold transaction has been accounted for as a purchase of assets. The total purchase price of $13.75 million, less royalty amounts received for production prior to the purchase date of $0.15 million, plus direct transaction costs, has been allocated to the three acquired royalties according to their relative fair values, as separate components of Royalty Interests in Mineral Properties on our consolidated balance sheets. Accordingly, $7.5 million has been allocated to the sliding-scale NSR royalty at El Chanate, $0.8 million has been allocated to the NPI royalty at El Chanate, and $5.3 million has been allocated to the Marigold royalty.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
4.	ROYALTY INTERESTS IN MINERAL PROPERTIES
     The following table summarizes the net book value of each of our royalty interests in mineral properties as of March 31, 2008 and June 30, 2007.

		Accumulated Depletion &
As of March 31, 2008 (Amounts in thousands):	Gross	Amortization	Net
Production stage royalty interests:

Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105	(6,825)	1,280
NVR1	2,525	(2,009)	516
Bald Mountain	1,979	(1,836)	143
SJ Claims	20,788	(8,254)	12,534
Robinson	17,825	(3,638)	14,187
Mulatos	7,442	(1,177)	6,265
Troy mine GSR royalty	7,250	(4,447)	2,803
Troy mine Perpetual royalty	250	—	250
Taparko mine
TB-GSR1	25,978	(2,195)	23,783
TB-GSR2	7,592	(635)	6,957
Leeville South	1,776	(1,776)	—
Leeville North	15,719	(3,195)	12,524
Martha	173	(173)	—
Don Mario	5,028	(803)	4,225
Williams	3,978	(298)	3,680
El Limon	2,326	(250)	2,076
El Chanate NSR	7,563	(68)	7,495
El Chanate NPI	766	—	766

	137,063	(37,579)	99,484

Development stage royalty interests:
Peñasquito	99,172	—	99,172
Taparko mine
TB-GSR3	1,071	—	1,071
Pascua-Lama	20,446	—	20,446
Gold Hill	3,340	—	3,340
Dolores	40,989	—	40,989
Don Mario	6,488	—	6,488
Benso	1,910	—	1,910
Marigold	5,301	—	5,301

	178,717	—	178,717

Exploration stage royalty interests:
Taparko mine
TB-GSR3	217	—	217
TB-MR1	142	—	142
Pascua-Lama	411	—	411
Leeville North	827	(271)	556
Buckhorn South	70	—	70
Dolores	9,866	—	9,866
El Limon	5,653	—	5,653
Relief Canyon	1,075	—	1,075
Williams	2,736	—	2,736
Seguenega	2,880	—	2,880
Joe Mann	1,000	—	1,000
Marmato	470	—	470
Lluvia de Oro	500	—	500
Fletcher Junction	500	—	500
Night Hawk Lake	1,000	—	1,000
Hot Pot	500	—	500
Vueltas del Rio	500	—	500

	28,347	(271)	28,076

Total royalty interests in mineral properties	$344,127	$(37,850)	$306,277

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)

		Accumulated
		Depletion &
As of June 30, 2007 (Amounts in thousands)	Gross	Amortization	Net
Production stage royalty interests:

Pipeline Mining Complex
GSR1	$—	$—	$—
GSR2	—	—	—
GSR3	8,105	(6,444)	1,661
NVR1	2,525	(1,978)	547
Bald Mountain	1,978	(1,833)	145
SJ Claims	20,788	(7,159)	13,629
Robinson	17,825	(2,053)	15,772
Mulatos	7,442	(664)	6,778
Troy mine GSR royalty	7,250	(3,035)	4,215
Troy mine Perpetual royalty	250	—	250
Leeville South	1,776	(1,776)	—
Leeville North	15,086	(1,472)	13,614
Martha	173	(173)	—

	83,198	(26,587)	56,611

Development stage royalty interests:
Peñasquito	99,172	—	99,172
Taparko mine
TB-GSR1	25,681	—	25,681
TB-GSR2	7,506	—	7,506
TB-GSR3	1,059	—	1,059
Pascua-Lama	20,445	—	20,445
Gold Hill	3,340	—	3,340

	157,203	—	157,203

Exploration stage royalty interests:
Taparko mine
TB-GSR3	215	—	215
TB-MR1	140	—	140
Pascua-Lama	411	—	411
Leeville North	1,460	(271)	1,189
Buckhorn South	70	—	70

	2,296	(271)	2,025

Total royalty interests in mineral properties	$242,697	$(26,858)	$215,839

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
Discussed below is an update to our royalty interests in mineral properties during our fiscal year 2008. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, for further information about the Company’s producing, development and exploration stage royalty interests.
Troy Mine
The 7.0% gross smelter return (“GSR”) royalty from all metals and products produced and sold from the Troy underground silver and copper mine extends until either cumulative production of approximately 9.9 million ounces of silver and 84.6 million pounds of copper, or the Company receives $10.5 million in cumulative payments, whichever occurs first. As of March 31, 2008, we have recognized royalty revenue associated with the GSR royalty totaling $7.1 million, which is attributable to cumulative production of approximately 3.0 million ounces of silver and approximately 26.0 million pounds of copper.
Taparko Mine
The 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko open pit gold mine will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. The sliding-scale GSR royalty (TB-GSR2 ranging from 0% to 10%) on all gold produced from the Taparko mine is effective concurrently with TB-GSR1, and will remain in effect until the termination of TB-GSR1. As of March 31, 2008, we have recognized royalty revenue associated with the TB-GSR1 royalty totaling $2.9 million, which is attributable to cumulative production of 23,022 ounces of gold.
During our first fiscal quarter of 2008, High River commenced production at the Taparko mine. Accordingly, we reclassified our cost basis in TB-GSR1 and TB-GSR2 from development stage royalty interests to production stage royalty interests. As such, we began depleting the associated cost basis using the units of production method during the first quarter of fiscal 2008.
Our royalties on the Taparko mine were subject to completion of our $35 million funding commitment to Somita and the royalty documents for the forgoing royalties had been signed but held pending the completion of the funding commitment. We completed the remaining $0.4 million of our funding commitment on September 27, 2007. See Note 10 for further discussion.
Leeville Mining Complex
We carry our interest in the non-reserve portion of Leeville North as an exploration stage royalty interest, which is not subject to amortization at this time. During our third fiscal quarter of 2008, Newmont communicated to us that additional proven and probable reserves were developed at Leeville North. As such, we reclassified approximately $0.6 million of our cost basis in the Leeville North exploration stage royalty interest to the Leeville North production stage royalty interest. In the event that future proven and probable reserves associated with our royalty interest are developed at Leeville North, additional cost basis of our exploration stage royalty interest will be reclassified as a development stage royalty interest or a production stage royalty interest in future periods, as appropriate. In the event that future circumstances indicate that the non-reserve portion of Leeville North will not be converted into proven and probable reserves, we will evaluate our carrying value in the exploration stage interest for impairment.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
El Chanate
As discussed in Note 3, we own a sliding-scale NSR royalty on the El Chanate mine, located in Sonora, Mexico, and operated by Capital Gold. The sliding-scale ranges from 2.0%, when the gold price is below $300 per ounce, to 4.0% when the gold price is above $350 per ounce. The sliding-scale royalty is in effect until cumulative payments of approximately $17.0 million have been made to Royal Gold. We also own a 10.0% NPI royalty on the El Chanate mine, which is in effect until cumulative payments of $1.0 million have been made to Royal Gold. As the El Chanate mine is currently in production, we have classified our cost basis in the sliding-scale and NPI royalties as production stage royalty interests, which are subject to depletion using the units of production method. As of March 31, 2008, we have recognized royalty revenue associated with the sliding-scale royalty and the NPI royalty of $0.2 million and $0, respectively.
Marigold
As discussed in Note 3, we own a 2.0% NSR royalty on the Marigold mine, which contains a number of open-pits, and is located in Humboldt County, Nevada, at the north end of the Battle Mountain-Eureka Trend. The Marigold mine is operated by Goldcorp. Our royalty interest on the Marigold mine covers the majority of six sections of land but does not cover the current mining in the Basalt/Antler area. Our 2.0% NSR royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest, which is not subject to amortization at this time.
Don Mario
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 3.0% NSR royalty on the Don Mario mine which is an open-pit and underground gold mine located in the Chiquitos Province of Bolivia. The Don Mario mine is operated by Orvana Minerals Corporation. A portion of the Don Mario royalty is currently in production and is classified as a production stage royalty interest. The production stage portion of the royalty is being depleted using the units of production method. A portion of the Don Mario royalty is associated with existing proven and probable reserves but is not currently in production. The non-producing portion has been classified as a development stage royalty interest, which is not subject to amortization at this time.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
Limon royalty which is not currently associated with proven and probable reserves is classified as an exploration stage royalty interest and is not subject to amortization at this time.
Dolores
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 1.25% NSR royalty on gold and a 2.0% NSR royalty on both gold and silver from the Dolores project located in Chihuahua, Mexico, and owned and operated by a subsidiary of Minefinders Corporation Ltd. The 2.0% NSR royalty becomes effective when the facility has been producing at 75% of its design capacity for three consecutive months. We carry our interest in the proven and probable reserves at the Dolores project as a development stage royalty interest, which is not currently subject to amortization. The remaining portion of the Dolores royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest and is not subject to amortization at this time.
Benso
We hold a 1.5% NSR royalty on gold produced from the Benso concession located in the Western Region of the Republic of Ghana, West Africa. The Benso concession, controlled by Golden Star, is located approximately 25 miles south of Golden Star’s Wassa mine. We carry our interest in the Benso gold concession as a development stage royalty interest, which is not subject to amortization at this time.
Relief Canyon
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 4.0% NSR royalty on the mineral deposit at Relief Canyon, located in Pershing County, Nevada, and owned by Firstgold Incorporated. The Relief Canyon royalty interest is classified as an exploration stage royalty interest, which is not subject to amortization at this time.
Seguenega
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 3.0% NSR royalty on the Seguenega (“Sega”) project, located in northern Burkina Faso, West Africa, and owned by Orezone Resources Incorporated. The Sega royalty interest is classified as an exploration stage royalty interest, which is not subject to amortization at this time.
Joe Mann
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 1.8% to 3.6% sliding-scale NSR royalty on gold produced from the Joe Mann mine located 330 miles north of Montreal, Quebec, Canada. The Joe Mann mine currently is owned by Campbell Resources Incorporated but is subject to a memorandum of understanding for sale of the mine to Gold Bullion Development Corporation. We also hold a 2.0% NSR royalty on all silver production in excess of 1.0 million ounces and a 2.0% NSR royalty on all copper production greater than 5.0 million pounds. The Joe Mann royalty interest is classified as an exploration stage royalty interest as it is currently under care and maintenance and is not subject to amortization at this time.
Marmato
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we own a 5.0% NSR royalty on certain properties located in the Municipality of Marmato in Colombia, South America, and believed to be owned by Mineros Nacionales S.A. The Marmato royalty interest is classified as an exploration stage royalty interest, which is not subject to amortization at this time.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
Lluvia de Oro
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we hold a 4.0% NSR royalty on the Lluvia de Oro property, located in Sonora, Mexico. The mining concessions to which the royalty applies are believed to be held by Atotoncilco Construcciones, S.A. de C.V., subject to the right of a subsidiary of Tara Gold Resources Corp. (“Tara Gold”) to acquire the concessions. Tara Gold has entered into an agreement with Columbia Metals Corporation, pursuant to which Columbia Metals Corporation may acquire the concessions, subject to a retained interest by Tara Gold. The Lluvia de Oro royalty interest is classified as an exploration stage royalty interest, which is not subject to amortization at this time.
Fletcher Junction and Hot Pot
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we hold a 1.25% NSR royalty on both the Fletcher Junction property and the Hot Pot property. Both properties are located in Mineral County, Nevada, and are owned by Pediment Gold LLC (“Pediment”). The Fletcher Junction and Hot Pot royalty interests are classified as exploration stage royalty interests, which are not subject to amortization at this time.
Night Hawk Lake
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we hold a 2.5% NSR royalty on the Night Hawk Lake property located in Ontario, Canada, and owned by Selkirk Metals Corporation (40%), East West Resource Corporation (40%), and Canadian Golden Dragon Resources Limited (20%). The Night Hawk Lake royalty interest is classified as an exploration stage royalty interest, which is not subject to amortization at this time.
Vueltas Del Rio
As part of the acquisition of Battle Mountain (Note 2) on October 24, 2007, we hold a 2.0% NSR royalty on the Vueltas Del Rio property, located in Honduras, and owned by Lundin Mining Corporation. The Vueltas del Rio royalty interest is classified as an exploration stage royalty interest, which is not subject to amortization at this time.
5.	CREDIT FACILITY
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
The $80 million credit facility bears interest at LIBOR plus 1.5% and includes both affirmative and negative covenants, as defined, so long as any portion of the facility is outstanding and unpaid. The Company’s borrowing base will be calculated based on our GSR1, GSR3, and NVR1 royalties at the Pipeline Mining Complex and our SJ Claims, Leeville, Bald Mountain and Robinson royalties. Additional royalties may be added to the borrowing base calculation with the lender’s approval. As of March 31, 2008, the total availability under the borrowing base was $80.0 million, based upon the future cash flows from the royalties included in the borrowing base calculation. The borrowing base calculation is recalculated as of April 15 and October 15 each year. As of April 15, 2008, the Company’s borrowing

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
capacity under the credit facility was $70.8 million. The Company had no amounts outstanding under the credit facility as of March 31, 2008 and June 30, 2007.
6.	STOCK-BASED COMPENSATION
For the three and nine months ended March 31, 2008, we recorded total non-cash stock compensation expense related to our equity compensation plan of $0.7 million and $2.1 million, respectively, compared to $0.4 million and $1.7 million for the three and nine months ended March 31, 2007, respectively. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
(Amounts in thousands)	2008	2007	2008	2007
Non-cash stock compensation allocation:

Cost of operations	$99	$48	$257	$222

General and administrative	350	240	1,159	1,082

Exploration and business development	278	114	729	421

Total non-cash stock compensation expense	$727	$402	$2,145	$1,725

As of March 31, 2008, there are 70,567 shares of common stock reserved for future issuance under our current long-term incentive plan.
Stock Options
For the three months ended March 31, 2008 and 2007, we recorded non-cash stock compensation expense associated with stock options of $0.3 million and $0.2 million, respectively. For the nine months ended March 31, 2008 and 2007, we recorded non-cash compensation associated with stock options of $0.9 million and $0.8 million. To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model for all periods presented.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
A summary of the status of the Company’s non-vested stock options for the nine months ended March 31, 2008 and 2007, is presented below:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of period	138,434	$13.00	132,334	$11.24
Granted	110,500	$12.82	108,100	$13.79
Vested	(99,517)	$12.45	(91,167)	$11.62
Forfeited	(1,250)	$13.94	(10,833)	$10.93

Non-vested at March 31	148,167	$13.23	138,434	$13.00

The total intrinsic value of options exercised during the three and nine month periods ended March 31, 2008, was $1.6 million and $2.3 million, respectively. The total intrinsic value of options exercised during the three and nine month periods ended March 31, 2007, was $0.1 million and $0.4 million, respectively.
As of March 31, 2008, there was $1.4 million of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plan, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the three months ended March 31, 2008 and 2007, was $24,000 and $0, respectively. The total fair value of shares vested during the nine months ended March 31, 2008 and 2007, was $1.3 million and $1.1 million, respectively.
Other Stock-based Compensation
Officers and certain employees may be granted shares of restricted common stock that can be earned only if defined multi-year performance goals are met within five years of the date of grant (“Performance Shares”). For the three and nine months ended March 31, 2008, we recorded non-cash stock compensation expense associated with our Performance Shares of $0.2 million and $0.4 million, respectively. For the three and nine months ended March 31, 2007, we recorded non-cash stock compensation expense associated with our Performance Shares of $0.2 million and $0.6 million, respectively.
A summary of the status of the Company’s non-vested Performance Shares for the nine months ended March 31, 2008 and 2007, is presented below:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of period	27,000	$28.78	41,500	$19.19
Granted	48,000	$29.75	36,000	$28.78
Vested	(9,000)	$28.78	—	$—
Forfeited	—	$—	(5,625)	$19.53

Non-vested at March 31	66,000	$29.49	71,875	$23.97

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. As of March 31, 2008, total unrecognized non-cash stock compensation expense related to our Performance Shares was $0.4 million, which is expected to be recognized over the remaining vesting period of 0.75 years.
Officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”). For the three months ended March 31, 2008 and 2007, we recorded non-cash stock compensation expense associated with the Restricted Stock of $0.2 million and $0.1 million, respectively. For the nine months ended March 31, 2008 and 2007, we recorded non-cash stock compensation expense associated with the Restricted Stock of $0.8 million and $0.3 million, respectively.
A summary of the status of the Company’s non-vested Restricted Stock for the nine months ended March 31, 2008 and 2007, is presented below:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value
Non-vested at beginning of period	117,000	$24.73	77,250	$20.60
Granted	87,500	$29.75	63,500	$28.83
Vested	(10,625)	$29.59	(7,500)	$26.41
Forfeited	(625)	$29.20	(16,250)	$20.36

Non-vested at March 31	193,250	$26.72	117,000	$24.73

We measure the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. As of March 31, 2008, total unrecognized non-cash stock compensation expense related to Restricted Stock was $4.0 million, which is expected to be recognized over a remaining average vesting period of 4.25 years.
7. STOCKHOLDERS’ EQUITY
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
On March 10, 2008, we issued 3,977,683 shares of our common stock as part of the conversion of our 7.25% mandatory convertible preferred stock (“Preferred Stock”). Please refer to “Mandatory Convertible Preferred Stock” below for further information regarding the Preferred Stock.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
Common Stock Repurchase
On January 25, 2008, the Company announced that its board of directors authorized the repurchase of up to $30.0 million of its common stock in the open market through March 31, 2008. The timing and number of shares repurchased through March 31, 2008, depended on market conditions and other corporate considerations. As of March 31, 2008, the Company repurchased 196,986 common shares at an average price of $28.00 per common share for a total cost of approximately $5.5 million. The common share repurchases were funded through cash and cash equivalents. The total cost to reacquire the 196,986 common shares is included in Treasury Stock on the Company’s consolidated balance sheets as of March 31, 2008. The common stock repurchase program, pursuant to the January 25, 2008, announcement, ended on March 31, 2008.
On April 2, 2008, the Company determined that it will cancel the 196,986 common shares reacquired, pursuant to the repurchase plan. The 196,986 common shares repurchased will be returned to the Company’s authorized but unissued amount of common stock.
Mandatory Convertible Preferred Stock
On November 9, 2007, the Company completed an offering of 1.15 million shares of Preferred Stock at a price to the public of $100.00 per share, less underwriter discounts and other related expenses, resulting in net proceeds of $111.1 million. Dividends on the Preferred Stock were payable on a cumulative basis when, as and if declared by our board of directors at an annual rate of 7.25% per share on the liquidation preference of $100 per share. Dividends were payable, at the Company’s discretion, in cash, common stock or a combination thereof, on February 15, May 15, August 15 and November 15 of each year to and including November 15, 2010, commencing on February 15, 2008. On January 10, 2008, the Company’s board of directors declared the regular quarterly dividend for the first dividend period of $1.9333 per share of the Preferred Stock. The dividend was payable on February 15, 2008, to preferred shareholders of record at the close of business on February 1, 2008. The preferred dividend was paid in cash.
Each share of the Preferred Stock was to automatically convert on November 15, 2010, into between 2.8335 and 3.4002 shares of our common stock, subject to anti-dilution adjustments. At any time prior to November 15, 2010, holders may have elected to convert each share of the Preferred Stock into shares of our common stock at the minimum conversion rate of 2.8335 shares of common stock per share of the Preferred Stock, subject to anti-dilution adjustments. At any time prior to May 15, 2008, we may have, at our option, caused the conversion of all, but not less than all, of the Preferred Stock into shares of our common stock at the provisional conversion rate described within the Preferred Stock offering. However, we may not have elected to exercise our provisional conversion right if, on or prior to May 15, 2008, we completed a material transaction involving the acquisition of assets or a business with a purchase price of $100 million or more.
On January 25, 2008, the Company announced that it exercised its provisional conversion right for all of the issued and outstanding shares of its Preferred Stock. As part of the provisional conversion right, each share of the Preferred Stock was converted into shares of our common stock on March 10, 2008 (the “Conversion Date”), based on the average closing price per common share on the Nasdaq Global Select Market (“Nasdaq”) over a 20 consecutive trading day period, which ended on March 5, 2008, as provided in the Certificate of Designations of the Preferred Stock. The average closing price over the 20 consecutive trading day period was $29.78 and each outstanding share of Preferred Stock was automatically converted into 3.4589 shares of common stock on the Conversion Date. The Company issued 3,977,683 shares of its common stock upon conversion of the Preferred Stock.
In connection with the conversion, all accrued and unpaid dividends on the Preferred Stock up to the Conversion Date were payable at $0.5035 per share of Preferred Stock and were paid in cash to holders of

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
record on the Conversion Date. Trading of the Preferred Stock on the Nasdaq was suspended at the close of business on March 5, 2008, and the Preferred Stock was de-listed on March 24, 2008. The Company applied a contingent beneficial conversion feature model to account for the provisional conversion of the Preferred Stock during its third fiscal quarter of 2008, which resulted in the Company recognizing a deemed dividend of $2.0 million for the three and nine months ended March 31, 2008. There were no tax consequences to the Company upon conversion of the Preferred Stock.
8. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended March 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$7,420
Preferred stock dividends	(1,598)
Preferred stock deemed dividend upon conversion	(1,986)

Net income available to common stockholders for basic earnings per share	$3,836	30,932,084	$0.12
Effect of other dilutive securities	—	281,579

Diluted EPS	$3,836	31,213,663	$0.12

	For The Three Months Ended March 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$3,439	24,042,235	$0.14
Effect of dilutive securities		276,503

Diluted EPS	$3,439	24,318,738	$0.14

For the three months ended March 31, 2008 and 2007, 1,600 stock-based compensation awards, at a purchase price of $32.40 per share, were outstanding, but were not included in the computation of diluted EPS because the exercise price of these awards was greater than the average market price of our common stock for the period.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)

	For The Nine Months Ended March 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$18,248
Preferred stock dividends	(2,802)
Preferred stock deemed dividend upon conversion	(1,986)

Income available to common stockholders	$13,460	29,808,962	$0.45
Effect of other dilutive securities	—	325,926

Diluted EPS	$13,460	30,134,888	$0.45

	For The Nine Months Ended March 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$14,034	23,653,946	$0.59
Effect of dilutive securities		302,603

Diluted EPS	$14,034	23,956,549	$0.59

For the nine months ended March 31, 2008 and 2007, 1,600 stock-based compensation awards, at a purchase price of $32.40 per share, were outstanding, but were not included in the computation of diluted EPS because the exercise price of these awards was greater than the average market price of our common stock for the period.
9. INCOME TAXES

	Three Months Ended March 31,
	2008	2007
Current income tax expense	$(3,814)	$(1,891)
Deferred income tax benefit	242	205

Income tax expense reported	$(3,572)	$(1,686)

Effective tax rate	32.5%	32.9%

	Nine Months Ended March 31,
	2008	2007
Current income tax expense	$(9,989)	$(7,811)
Deferred income tax benefit	1,143	1,167

Income tax expense reported	$(8,846)	$(6,644)

Effective tax rate	32.6%	32.1%

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
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
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $47,000 at March 31, 2008, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.
10. COMMITMENTS AND CONTINGENCIES
Taranis
On November 4, 2005, we entered into a strategic alliance with Taranis for exploration on the Kettukuusikko project located in Finland. During our fiscal year 2006, we funded exploration totaling $0.5 million in return for a 2.0% NSR royalty. We also have an option to fund up to an additional $0.6 million. The Company elected to exercise this option in April 2006. If we fund the entire additional amount, we will earn a 51% joint venture interest in the Kettukuusikko project, and we will release our 2.0% NSR royalty. In the event that we do not fully fund the $0.6 million to earn the joint venture interest, we would retain our 2.0% NSR royalty. As of March 31, 2008, we have funded $0.5 million of the additional $0.6 million option, which has been expensed during our fiscal year ended June 30, 2007.
Revett
Under the terms of the Revett purchase agreement relating to the Troy mine, the Company has the right, but not the obligation, to cure any default by Revett under their obligations pursuant to an existing mortgage payable, secured by a promissory note, to Kennecott Montana Company, a third party and prior joint venture interest owner of the Troy mine. In February 2008, Revett satisfied all of the outstanding principal and accrued interest under the promissory note with Kennecott Montana Company.
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
After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States of America intending to settle their liability for the United States of America’s past and future clean-up costs incurred at the Site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, our share of the $25.3 million settlement amount was $0.1 million, which we deposited into

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except share data, per ounce and per pound amounts)
the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States of America on May 9, 2003. The United States of America may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States of America’s total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million. We believe our potential liability with the United States of America to be a remote possibility.
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
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sells its pro-rata share of such gold immediately and receives distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 27,464 ounces of gold as of March 31, 2008, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was $10.9 million and $10.6 million as of March 31, 2008 and June 30, 2007, respectively, while the fair value of such ounces was $25.6 million and $17.9 million as of March 31, 2008 and June 30, 2007, respectively. None of the gold currently held in inventory as of March 31, 2008, is attributed to Royal Gold, as the gold allocated to Royal Gold is typically sold within five days of receipt.

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
We refer to “GSR,” “NSR,” and other types of royalty interests throughout this MD&A. These terms are defined in our 2007 Annual Report on Form 10-K.
Overview
Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended March 31, 2008, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our royalty properties. For the quarter ended March 31, 2008, the price of gold averaged $925 per ounce compared with an average price of $650 per ounce for the quarter ended March 31, 2007. The increase in the average gold price, the continued ramp-up of gold production at the Taparko and Leeville mines and production from the recently acquired Battle Mountain Gold Exploration Corp. (“Battle Mountain”) royalties, contributed to royalty revenue of $19.5 million during the quarter ended March 31, 2008, compared to royalty revenue of $11.2 million during the quarter ended March 31, 2007.

Our Producing Royalty Interests
Our principal producing royalty interests are shown in the following table:

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Pipeline Mining Complex	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40%-5.0% sliding- scale GSR GSR2: 0.72% 9.0% sliding- scale GSR, GSR3: 0.71% GSR NVR1(1): 0.39% NVR

Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

SJ Claims-Goldstrike	Nevada, USA	Barrick	0.9% NSR

Troy	Montana, USA	Revett Minerals, Inc. (“Revett”)	7.0% GSR (silver and copper)

Leeville Mining Complex (Leeville North and Leeville South)	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Taparko	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1) and a 0%-10% sliding-scale GSR (TB GSR2)

Bald Mountain	Nevada, USA	Barrick	1.75%-3.5% sliding-scale NSR

Mulatos	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	0.30%-1.5% sliding-scale NSR

El Chanate(2)	Sonora, Mexico	Capital Gold, Inc. (“Capital Gold”)	2.0%-4.0% sliding-scale NSR; 10.0% net profits interest (“NPI”)

Martha	Santa Cruz Province, Argentina	Coeur d’Alene Mines Corporation (“Coeur d’Alene”)	2.0% NSR (silver)

Don Mario(3)	Chiquitos Province, Bolivia	Orvana Minerals Corp. (“Orvana”)	3.0% NSR

Williams(3)	Marathon, Ontario	Teck Cominco Limited (“Teck”) / Barrick	0.72% NSR

El Limon(3)	El Limon, Nicaragua	Central Sun Mining, Inc. (“Central Sun”) (95%) and Inversiones Mineras S.A. (“Inversiones”) (5%)	3.0% NSR

(1)	The NVR1 royalty is a 1.25% NVR royalty. The Company owns 31.6% of the 1.25% NVR (or 0.39%), while our consolidated minority interest owns the remaining portion of the 1.25% NVR.

(2)	Royalties were acquired on February 20, 2008. Please refer to “Recent Developments - Marigold and El Chanate Royalty Acquisitions” within this MD&A for further discussion.

(3)	Royalty was acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to “Recent Developments — Acquisition of Battle Mountain Gold Exploration Corp.” within this MD&A for further discussion.

Our Development Stage Royalty Interests
We also own the following royalty interests that are in the development stage and are not currently in production:

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Taparko	Burkina Faso, West Africa	High River	2.0% GSR (TB-GSR3)

Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead and zinc)

Pascua-Lama	Region III, Chile	Barrick	0.16%-1.08% sliding-scale NSR

Gold Hill	Nevada, USA	Kinross Gold Corporation	1.0%-2.0% sliding-scale NSR

Dolores(1)	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	1.25 % NSR 2.0 % NSR (gold and silver) (when commercial production has been producing at 75% of its design capacity for three consecutive months)

Don Mario(1)	Chiquitos Province, Bolivia	Orvana	3.0% NSR

Marigold(2)	Nevada, USA	Goldcorp	2.0% NSR

Benso(3)	Republic of Ghana, West Africa	Golden Star Resources Ltd. (“Golden Star”)	1.5% NSR

(1)	Royalty was acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to “Recent Developments — Acquisition of Battle Gold Exploration Corp.” within this MD&A for further discussion.

(2)	Royalty was acquired on February 20, 2008. Please refer to “Recent Developments - Marigold and El Chanate Royalty Acquisitions” within this MD&A for further discussion.

(3)	Royalty was acquired on December 7, 2007. Please refer to “Recent Development - Acquisition of Benso Royalty” within this MD&A for further discussion.

Our Exploration Stage Royalty Interests
In addition, we own royalty interests in the following exploration stage projects. None of these exploration stage projects contains proven and probable reserves as of December 31, 2007.

Property	Location	Royalty	Owned or Controlled By
Santa Cruz Province	Santa Cruz Province, Argentina	2.0% NSR	Hidefield Gold PLC

Long Valley	California, USA	1.0% NSR	Vista Gold Corporation

Night Hawk Lake(1)	Ontario, Canada	2.5% NSR	Selkirk Metals Corporation (“Selkirk”) (40%), East West Resource Corporation (“East West”) (40%), Canadian Golden Dragon Resources Limited (“Canadian Golden Dragon”) (20%)

Joe Mann(1)	Quebec, Canada	1.8% to 3.6% sliding-scale NSR	Gold Bullion Development Corp. (“Gold Bullion”)

Seguenega (“Sega”)(1)	Burkina Faso, West Africa	3.0% NSR	Orezone Resources Inc. (“Orezone”)

Marmato Properties(1)	Marmato District, Colombia	5.0% NSR	Mineros Nacionales S.A. (“Mineros”)

Kettukuusikko	Lapland, Finland	2.0% NSR	Taranis Resources, Inc.

Vueltas del Oro(1)	Western Honduras	2.0% NSR	Lundin Mining Corporation (“Lundin”)

Lluvio de Oro(1)	Sonora, Mexico	4.0% NSR	Tara Gold Resources (“Tara Gold”)

Rock Creek	Montana, USA	1.0% NSR	Revett

Mule Canyon	Nevada, USA	5.0% NSR	Newmont

Buckhorn South	Nevada, USA	16.5% NPI	Cortez JV

Ferris/Cooks Creek	Nevada, USA	1.5% NVR	Cortez JV

Horse Mountain	Nevada, USA	0.2% NVR	Cortez JV

Simon Creek	Nevada, USA	1.0% NSR	Barrick

Rye	Nevada, USA	0.5% NSR	Barrick

BSC	Nevada, USA	2.5% NSR	Nevada Pacific Gold

ICBM	Nevada, USA	0.75% NSR	BH Minerals USA, Inc.

Long Peak	Nevada, USA	0.75% NSR	BH Minerals USA, Inc.

Dixie Flats	Nevada, USA	0.75% NSR	BH Minerals USA, Inc.

Relief Canyon(1)	Nevada, USA	4.0% NSR	Firstgold Incorporated (“Firstgold”)

Fletcher Junction(1)	Nevada, USA	1.25% NSR	Pediment Gold LLC (“Pediment”)

Hot Pot(1)	Nevada, USA	1.25% NSR	Pediment

Svetloye	Far East Russia	1.0% NSR	Fortress Minerals Corporation

(1)	Royalty was acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to “Recent Developments — Acquisition of Battle Gold Exploration Corp.” within this MD&A for further discussion.

Operators’ Production Estimates by Royalty for Calendar 2008
We received production estimates from the operators of our producing mines during the first calendar quarter of 2008. The following table show such production estimates for calendar 2008 as well as the actual production reported to us by such operators for the three months ended March 31, 2008. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.
Operators’ Production Estimate by Royalty for Calendar 2008 and Reported Production for the period
January 1, 2008 through March 31, 2008

	Calendar 2008 Operator’s Production			Reported Production through
	Estimate(1)			March 31, 2008(2)
	Gold	Silver	Copper	Gold	Silver	Copper
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Pipeline GSR1	316,000	—	—	110,543	—	—
Pipeline GSR2	51,000	—	—	6,206	—	—
Pipeline GSR3	367,000	—	—	116,749	—	—
Pipeline NVR1	242,000	—	—	18,952	—	—
SJ Claims	792,000	—	—	145,369	—	—
Leeville	415,000	—	—	113,685	—	—
Taparko	91,000	—	—	14,224	—	—
Peñasquito(3)	67,000	2.3 million	—	—	—	—
Dolores(4)	40,000	1.0 million	—	—	—	—
Don Mario(5)	—	—	—	18,209	—	—
Williams	126,000	—	—	30,714	—	—
El Limon	43,000	—	—	12,194	—	—
Bald Mountain	28,000	—	—	7,353	—	—
Mulatos	120,000	—	—	32,081	—	—
El Chanate	50,000	—	—	9,026	—	—
Benso	25,000	—	—	—	—	—
Martha(6)	—	5.0 million	—	—	836,361	—
Robinson(6)	100,000	—	130 million	32,313	—	38.9 million
Troy(7)	—	1.4 million	12.5 million	—	204,368	2.0 million

(1)	There can be no assurance that these production estimates will be achieved. Please refer to our cautionary language regarding forward looking statement and to the risk factors identified in our Annual Report on form 10-K and Quarterly Reports on Form 10-Q for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2008 through March 31, 2008, as reported to us by the operators of the mines.

(3)	Goldcorp announced that they expect their first gold pour at the Peñasquito project during the fourth calendar quarter of 2008.

(4)	Production at Dolores is expected to commence late in the second calendar quarter of 2008.

(5)	The operator at Don Mario did not provide us a production estimate for calendar 2008. In a press release dated February 11, 2008, the operator reported production of approximately 21,000 ounces of gold for their first fiscal quarter of 2008, which ended December 31, 2007.

(6)	Recovered metal contained in concentrate and subject to third party treatment charges and recovery losses.

(7)	Recovered metal contained in concentrate and subject to third party recovery losses.
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
Subject to settlement of the Battle Mountain litigation discussed below, additional consideration of up to an aggregate of 37,418 shares of Royal Gold common stock and approximately $0.1 million in cash may be paid to Battle Mountain stockholders. On September 13, 2006, an action was filed against Battle Mountain and its former Chairman and Chief Executive Officer, Mark Kucher, by James E. McKay, a former officer and director of Battle Mountain, in the second Judicial Court of the State of Nevada. The action seeks to enforce alleged rights to certain shares of Battle Mountain common stock and options to purchase shares of Battle Mountain common stock pursuant to a stock option agreement and a stock option plan, and unspecified damages. Royal Gold may pay the additional consideration described above to Battle Mountain stockholders depending upon the cost of settling this litigation.
As part of the acquisition of Battle Mountain, we acquired the following thirteen royalty interests in various stages of production, development or exploration. The Company recognized approximately $1.8 million in royalty revenue associated with the acquired Battle Mountain production stage royalty interests from the date of acquisition through March 31, 2008. Please refer to Note 2 of the notes to consolidated financial statements for further discussion on the acquisition of Battle Mountain.
Battle Mountain Production Stage Royalty Interests

Royalty
Mine	Location	Owner	(Gold unless otherwise stated)
Williams(1)	Ontario, Canada	Teck (50%) and Barrick (50%)	0.72% NSR

El Limon(2)	El Limon, Nicaragua	Central Sun (95%) and Inversiones (5%)	3.0% NSR

Don Mario(3)	Chiquitos Province, Bolivia	Orvana	3.0% NSR

(1)	The Williams mine is an open-pit and underground operation, which produced approximately 290,000 ounces of gold during calendar 2006. With existing proven and probable reserves, the remaining mine life is estimated at five years.

(2)	El Limon is a fully mechanized underground mine and produced approximately 34,000 ounces of gold during calendar 2006. With existing proven and probable reserves, the remaining mine life is estimated at four years.

(3)	The Don Mario mine is an open-pit and underground mine in eastern Bolivia that produced approximately 86,000 ounces of gold as of their fiscal year ended September 30, 2007. With existing proven and probable reserves, the remaining mine life is estimated at five years.

Battle Mountain Development Stage Royalty Interests

Royalty
Mine	Location	Owner	(Gold unless otherwise stated)
Dolores(1)	Chihuahua, Mexico	Minefinders	1.25% NSR (gold) and 2.0% NSR (gold and silver)

(1)	In February 2006, Minefinders received an optimized bankable feasibility study and approved the mine construction on the Dolores project. Mine construction is proceeding and the mine is expected to achieve commercial production in the second quarter of calendar 2008. The mine plan estimates a 12 year mine life.
Battle Mountain Exploration Stage Royalty Interests

Royalty
Mine/Property	Location	Owned or Controlled By	(Gold)
Marmato Properties(1)	Marmato District, Colombia	Mineros	5.0% NSR

Joe Mann(2)	Quebec, Canada	Gold Bullion	1.8 to 3.6% sliding-scale NSR

Relief Canyon(3)	Nevada, USA	Firstgold	4.0% NSR

Sega(4)	Northern Burkina Faso, West Africa	Orezone	3.0% NSR

Vueltas del Rio	Honduras	Lundin	2.0% NSR

Lluvia de Oro(5)	Sonora, Mexico	Tara Gold	4.0% NSR

Fletcher Junction(6)	Nevada, USA	Pediment	1.25% NSR

Hot Pot(6)	Nevada, USA	Pediment	1.25% NSR

Night Hawk Lake(6)	Ontario, Canada	Selkirk (40%), East West (40%), Canadian Golden Dragon (20%)	2.5% NSR

(1)	A collection of properties located in the Municipality of Marmato, an established mining district in Colombia, and believed to be owned by Mineros.

(2)	The Joe Mann mine produced approximately 14,100 ounces of gold in calendar 2006. The mine is currently under care and maintenance. In September 2007, Campbell Resources Incorporated entered into a memorandum of understanding with Gold Bullion for the sale of the Joe Mann mine property. The existing 1.0% NSR would remain in effect upon completion of the sale.

(3)	Firstgold is evaluating plans to restart the mine at Relief Canyon.

(4)	The Sega project is an advanced exploration project in northern Burkina Faso, West Africa.

(5)	Battle Mountain acquired two royalties amounting to a 4.0% NSR on the Lluvia de Oro property, a former open-pit gold and silver mine, not currently in production, located in Sonora, Mexico. The mining concessions to which the royalties apply are believed to be held by Atotonilco Construcciones, S.A. de C.V., subject to the right of a subsidiary of Tara Gold to acquire the concessions. Tara Gold has entered into an agreement with Columbia Metals Corporation, pursuant to which Columbia Metals Corporation may acquire the concessions, subject to a retained interest by Tara Gold. Both Tara Gold and Columbia Metals have disputed any royalty obligation owed to Battle Mountain.

(6)	Fletcher Junction, Hot Pot and Night Hawk Lake Property are all early stage exploration properties.
Acquisition of Benso Royalty
On December 7, 2007, Royal Gold paid $1.875 million to FairWest Energy Corporation (“FairWest”) in exchange for a 1.5% NSR royalty on gold produced from the Benso concession in the Western Region of the Republic of Ghana, West Africa. The Benso concession, controlled by Golden Star Resources Ltd. (“Golden Star”), is located approximately 25 miles south of Golden Star’s Wassa mine. Golden Star has reported that, as of June 15, 2007, the project contains 252,000 ounces of proven reserves. The operator expects production to commence during the third quarter of calendar 2008. The Benso royalty interest is classified as a development stage royalty interest on the Company’s consolidated balance sheets.
Marigold and El Chanate Royalty Acquisitions
On February 20, 2008, we acquired three royalties from AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold’), a wholly-owned subsidiary of Anglo Gold Ashanti North America Inc., for $13.75 million. The first royalty is a 2.0% NSR royalty on the Marigold mine, located on the Battle Mountain-Eureka trend in Nevada, and operated by Goldcorp. The second royalty is a 2.0-4.0% sliding-scale NSR royalty on the El Chanate mine, located in Sonora, Mexico, and operated by Capital Gold. The third royalty is a 10.0% NPI royalty, also on the El Chanate mine. The sliding-scale royalty is capped once payments of approximately $17.0 million have been received while the 10.0% NPI royalty is capped at $1.0 million.
The Marigold mine is a large scale, open-pit, heap leach operation. The 2.0% NSR royalty interest burdens the majority of six sections of land, containing a number of open-pits, but does not cover the current mining area in the Basalt/Antler area. Approximately 38% of the current reserves are covered by this royalty. According to Goldcorp’s December 31, 2006, reserve statement, proven and probable reserves include 102.2 million tons of ore, at a grade of 0.021 ounces per ton, containing about 2.1 million ounces of gold. We estimate this royalty will begin generating royalty revenue in calendar 2011 when mining operations move into areas covered by our royalty interests. The Marigold 2.0% NSR royalty is classified as a development stage royalty interest on the Company’s consolidated balance sheets.
According to Capital Gold’s reserve statement on September 4, 2007, El Chanate contains proven and probable reserves of 43.5 million tons of ore, at a grade of 0.019 ounces per ton, containing about 832,000 ounces of gold. The mine commenced production in mid-2007 and Capital Gold estimates production of approximately 60,000 ounces of gold in calendar 2008, with a potential expansion to 100,000 ounces per year in calendar 2009. The El Chanate sliding-scale royalty pays at a rate of 2.0% when the average gold price is below $300 per ounce, 3.0% when the gold price is between $300 and $350 per ounce, and 4.0% when the gold price is above $350 per ounce. Including royalty payments made to AngloGold, there have been cumulative payments made on the sliding-scale NSR royalty of $0.7 million, resulting in $16.3 million remaining under the $17.0 million cap as of March 31, 2008. There have been no payments made on the NPI royalty as of March 31, 2008. The El Chanate sliding-scale and NPI royalties are classified as production stage royalty interests on the Company’s consolidated balance sheets.

Results of Operations
Quarter Ended March 31, 2008, Compared to Quarter Ended March 31, 2007
For the quarter ended March 31, 2008, we recorded net earnings of $7.4 million, or $0.12 per basic share and diluted share (after adjustments for preferred stock dividends and deemed dividends), as compared to net earnings of $3.4 million, or $0.14 per basic and diluted share, for the quarter ended March 31, 2007. An adjustment to net earnings of approximately $3.6 million, or $0.12 per basic and diluted share, associated with the preferred stock dividends and deemed dividends was recorded during the quarter ended March 31, 2008.
For the quarter ended March 31, 2008, we recognized total royalty revenue of $19.5 million, at an average gold price of $925 per ounce, compared to royalty revenue of $11.2 million, at an average gold price of $650 per ounce for the quarter ended March 31, 2007. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended March 31, 2008 and 2007
(In thousands, except reported production ozs. and lbs.)

		Three Months Ended		Three Months Ended
		March 31, 2008		March 31, 2007
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Pipeline	Gold	$6,098	116,749 oz.	$4,863	111,396 oz.
Robinson		$4,384		$2,715
	Gold		32,313 oz.		31,238 oz.
	Copper		38.9 million lbs.		40.5 million lbs.
Taparko(2)	Gold	$3,132	14,224 oz.	N/A
Leeville	Gold	$1,865	113,685 oz.	$621	49,464 oz.
SJ Claims	Gold	$1,195	145,369 oz.	$1,634	279,300 oz.
Troy		$747		$820

	Silver		204,368 oz.		302,173 oz.
	Copper		2.0 million lbs.		2.9 million lbs.
Mulatos	Gold	$449	32,081 oz.	$266	26,759 oz.
Bald Mountain	Gold	$119	7,353 oz.	$110	13,459 oz.
Martha	Silver	$281	836,361 oz.	$180	700,060 oz.
Don Mario(3)	Gold	$499	18,209 oz.	N/A	N/A
Williams(3)	Gold	$255	30,714 oz.	N/A	N/A
El Limon(3)	Gold	$340	12,194 oz.	N/A	N/A
El Chanate(4)	Gold	$152	9,026 oz.	N/A	N/A
Total Revenue		$19,516		$11,209

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended March 31, 2008 and March 31, 2007, as reported to us by the operators of the mines.

(2)	Receipt of royalty revenue commenced during the quarter ended September 30, 2007.

(3)	Royalty acquired on October 24, 2007, as part of the acquisition of Battle Mountain.

(4)	Royalty was acquired on February 20, 2008. Please refer to “Recent Developments - Marigold and El Chanate Royalty Acquisitions” within this MD&A for further discussion.

The increase in royalty revenue for the quarter ended March 31, 2008, compared with the quarter ended March 31, 2007, resulted from an increase in the average gold price, increased production at Leeville and the Pipeline Mining Complex, the continued ramp up of gold production at the Taparko mine and production from the recently acquired Battle Mountain production stage royalty interests. The continued ramp up of production at the Taparko mine contributed approximately $3.1 million in royalty revenue during the period, while production from the recently acquired Battle Mountain production stage royalty interests contributed approximately $1.1 million in royalty revenue during the period. The increase in royalty revenue was offset slightly by decreases in production volume at the SJ claims and Troy mine royalties.
Taparko gold production increased significantly during the quarter but still fell short of the operator’s projections as misalignment of the mill drive-train caused low mill availability. All components within the drive-train were realigned during the quarter and the mill is now approaching design capacity and availability. The mill operation at Taparko is increasing its critical spare parts inventory and is working through production ramp-up issues in an effort to obtain continuous and sustained production. In addition to lower gold production at Taparko, our royalty revenue was further impacted during the period due to doré inventory in transit at March 31, 2008. The Company is entitled to royalty revenue from Taparko during the period in which the doré is sold.
Cost of operations expenses increased to $1.0 million for the quarter ended March 31, 2008, from $0.7 million for the quarter ended March 31, 2007. The increase was primarily due to an increase in the Nevada Net Proceeds Tax expense, which resulted from an increase in royalty revenue from the Pipeline Mining Complex, Leeville and Robinson royalties.
General and administrative expenses increased to $2.0 million for the quarter ended March 31, 2008, from $1.6 million for the quarter ended March 31, 2007. The increase was primarily due to an increase in non-recurring general corporate costs, associated with the preferred stock offering, of approximately $0.2 million and an increase in employee related costs of approximately $0.1 million.
Exploration and business development expenses increased to $0.8 million for the quarter ended March 31, 2008, from $0.7 million for the quarter ended March 31, 2007. The increase is due to an increase in legal and consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $0.7 million for the quarter ended March 31, 2008, compared to $0.4 million for the quarter ended March 31, 2007. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the quarter ended March 31, 2008 and 2007.
Depreciation, depletion and amortization increased to $5.9 million for the quarter ended March 31, 2008, from $2.6 million for the quarter ended March 31, 2007. The increase was primarily due to the continued ramp up of gold production at the Taparko mine, which contributed approximately $1.9 million in additional depletion during the period. Depletion from the recently acquired Battle Mountain producing royalties also contributed approximately $0.8 million in additional depletion during the period.
Interest and other income increased to $1.7 million for the quarter ended March 31, 2008, from $0.5 million for the quarter ended March 31, 2007. The increase is primarily due to an increase in funds available for investing over the prior period, which is due primarily to the preferred stock offering completed in November 2007, as discussed below in “Liquidity and Capital Resources” within this MD&A. The increase was partially offset by lower interest rates on our cash investments when compared to the prior period.

During the quarter ended March 31, 2008, we recognized current and deferred tax expense totaling $3.6 million compared with $1.7 million during the quarter ended March 31, 2007. This resulted in an effective tax rate of 32.5% in the current period, compared with 32.9% in the prior period.
Nine Months Ended March 31, 2008, Compared to Nine Months Ended March 31, 2007
For the nine months ended March 31, 2008, we recorded net earnings of $18.2 million, or $0.45 per basic share and diluted share (after adjustments for preferred stock dividends and deemed dividend), as compared to net earnings of $14 million, or $0.59 per basic share and diluted share, for the nine months ended March 31, 2007. An adjustment to net earnings of approximately $4.8 million, or $0.16 per basic and diluted share, associated with the preferred stock dividends and deemed dividends was recorded during the nine months ended March 31, 2008.
For the nine months ended March 31, 2008, we recognized total royalty revenue of $47.7 million, at an average gold price of $796 per ounce, compared to royalty revenue of $34.0 million, at an average gold price of $629 per ounce for the nine months ended March 31, 2007. Royalty revenue and the corresponding production, attributable to our royalty interests, for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Nine Months Ended March 31, 2008 and 2007
(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended		Nine Months Ended
		March 31, 2008		March 31, 2007
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Pipeline	Gold	$18,705	391,087 oz.	$15,101	375,094 oz.
Robinson		$11,089		$8,649
	Gold		85,470 oz.		56,996 oz.
	Copper		100.3 million lbs.		84.6 million lbs.
Taparko(2)	Gold	$4,622	23,022 oz.	N/A	N/A
Leeville	Gold	$3,964	261,817 oz.	$2,085	182,561 oz.
SJ Claims	Gold	$3,637	516,053 oz.	$3,990	704,568 oz.
Troy		$1,654		$1,840
	Silver		499,644 oz.		673,680 oz.
	Copper		4.7 million lbs.		6.0 million lbs.
Mulatos	Gold	$1,028	84,427 oz.	$696	73,062 oz.
Bald Mountain	Gold	$451	40,201 oz.	$1,048	76,870 oz.
Martha	Silver	$651	2.3 million oz.	$584	2.4 million oz.
Don Mario(3)	Gold	$884	40,466 oz.	N/A	N/A
Williams(3)	Gold	$404	68,520 oz.	N/A	N/A
El Limon(3)	Gold	$485	19,369 oz.	N/A	N/A
El Chanate	Gold	$152	9,026 oz.	N/A	N/A
Joe Mann(3)	Gold	$3	138 oz.	N/A	N/A
Total Revenue		$47,729		$33,993

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the nine months ended March 31, 2008 and March 31, 2007, as reported to us by the operators of the mines.

(2)	Receipt of royalty revenue commenced during the quarter ended September 30, 2007.

(3)	Royalty acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Recognized royalty revenue is from the acquisition date through March 31, 2008.

(4)	Royalty was acquired on February 20, 2008. Please refer to “Recent Developments — Marigold and El Chanate Royalty Acquisitions” within this MD&A for further discussion.
The increase in royalty revenue for the nine months ended March 31, 2008, compared with the nine months ended March 31, 2007, primarily resulted from an increase in the average gold price, an increase in production at Robinson, Leeville and the Pipeline Mining Complex, and the commencement of gold production at the Taparko mine during the first fiscal quarter of 2008. The continued ramp-up of production at Taparko resulted in approximately $4.6 million of additional royalty revenue during the period. Production from the recently acquired Battle Mountain production stage royalties also contributed approximately $1.8 million in additional royalty revenue during the period. The increase in royalty revenue for the nine month period was offset slightly by decreases in production volume at the SJ claims and Troy mine royalties.
Taparko gold production increased significantly during our third fiscal quarter but still fell short of the operator’s projections as misalignment of the mill drive-train caused low mill availability. All components within the drive-train were realigned during our third fiscal quarter and the mill is now approaching design capacity and availability. The mill operation at Taparko is increasing its critical spare parts inventory and is working through production ramp-up issues in an effort to obtain continuous and sustained production. In addition to lower gold production at Taparko, our royalty revenue was further impacted during the period due to doré inventory in transit at March 31, 2008. The Company is entitled to royalty revenue from Taparko during the period in which the doré is sold.
Cost of operations increased to $2.8 million for the nine months ended March 31, 2008, compared to $2.3 million for the nine months ended March 31, 2007. The increase was primarily due to an increase in the Nevada Net Proceeds Tax expense, which resulted primarily from an increase in royalty revenue from the Pipeline Mining Complex, Robinson and Leeville royalties.
General and administrative expenses increased to $5.5 million for the nine months ended March 31, 2008, from $4.2 million for the nine months ended March 31, 2007. The increase was primarily due to an increase in non-recurring general corporate costs, associated with the preferred stock offering, of approximately $0.4 million. An increase in accounting, tax and legal expenses of approximately $0.4 million and an increase in employee related expenses of approximately $0.2 million also contributed to the overall increase.
Exploration and business development expenses increased to $3.3 million for the nine months ended March 31, 2008, from $1.6 million for the nine months ended March 31, 2007. The increase is due to an increase in legal and consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $2.1 million for the nine months ended March 31, 2008, compared to $1.7 million for the nine months ended March 31, 2007. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the nine months ended March 31, 2008 and 2007.
Depreciation, depletion and amortization increased to $11.9 million for the nine months ended March 31, 2008, from $5.8 million for the nine months ended March 31, 2007. The initial and continued ramp up of gold production at the Taparko mine during the period contributed to additional depletion of approximately $2.8 million. Increased production at the Leeville and Robinson mines resulted in additional depletion of approximately $0.8 million, while an increase in depletion rates at Troy resulted in additional depletion of approximately $0.4 million. Finally, the acquisition of the Battle Mountain production stage royalties also contributed to additional depletion of approximately $1.4 million during the period.
Interest and other income increased to $5.7 million for the nine months ended March 31, 2008, from $2.4 million for the nine months ended March 31, 2007. The increase is primarily due to an increase in funds available for investing over the prior period, which is due primarily to the preferred stock offering completed in November 2007, as discussed below in “Liquidity and Capital Resources” within this MD&A. The increase was partially offset by lower interest rates on our cash investments when compared to the prior period.
Interest and other expense increased to $1.5 million for the nine months ended March 31, 2008, from $0.8 million for the nine months ended March 31, 2007. The increase is due to an increase in interest paid on our note payable of approximately $0.7 million during the period.
During the nine months ended March 31, 2008, we recognized current and deferred tax expense totaling $8.8 million compared with $6.6 million during the nine months ended March 31, 2007. This resulted in an effective tax rate of 32.6% in the current period, compared with 32.1% in the prior period. The increase in our effective tax rate is the result of an increase in the amount of foreign losses for which no tax benefit is currently recognized as well as an increase in our non-cash stock compensation expense associated with incentive stock options for which there is no tax deduction.
Liquidity and Capital Resources
Overview
At March 31, 2008, we had current assets of $199.9 million compared to current liabilities of $9.0 million for a current ratio of 22 to 1. This compares to current assets of $95.7 million and current liabilities of $4.7 million at June 30, 2007, resulting in a current ratio of approximately 20 to 1. Our current ratio increased during the period primarily due to net proceeds received from the issuance of preferred stock related to our November 2007 preferred stock offering, discussed below, of approximately $111.1 million as well as cash received during the period from royalty income of approximately $36.4 million. This increase in cash was partially offset by cash paid as part of the acquisition of Battle Mountain of approximately $3.4 million, cash paid for common and preferred stock dividends of approximately $8.7 million and cash paid out during the period for royalty acquisitions of approximately $15.9 million.
During the nine months ended March 31, 2008, liquidity needs were met from $47.7 million in royalty revenues (including $0.7 million of minority interest royalty revenue), net proceeds from issuance of preferred stock related to our November 2007 preferred stock offering of approximately $111.1 million, our available cash resources and interest and other income of $5.7 million. Also during our nine months ended March 31, 2008, our total assets increased to $540.3 million compared to $356.6 million at June 30, 2007. The increase was primarily attributable to net proceeds received from our November 2007 preferred stock offering of approximately $111.1 million and the preliminary allocation of approximately $85.5 million in royalty interests in mineral properties as part of the Battle Mountain acquisition.
We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Our capital requirements are primarily affected by our ongoing acquisition activities. We have used both cash and our common stock as consideration in our acquisitions. We currently, and generally at any time, have acquisition opportunities in various stages of active review and may enter into one or more acquisition transactions at any time. In the event we enter into a significant royalty or other acquisition, we may need to seek additional debt or equity financing. This could have a dilutive effect on our existing shareholders and impose debt burdens on the Company.
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
Mandatory Convertible Preferred Stock Offering
On November 9, 2007, the Company completed an offering of 1,150,000 shares of 7.25% mandatory convertible preferred stock (the “Preferred Stock”) at a price to the public of $100.00 per share, less underwriter discounts and other related expenses, resulting in net proceeds of $111.1 million. Dividends on the Preferred Stock were payable on a cumulative basis when, as and if declared by our board of directors at an annual rate of 7.25% per share on the liquidation preference of $100 per share. We were to pay dividends in cash, common stock or a combination thereof, on February 15, May 15, August 15 and November 15 of each year to and including November 15, 2010, commencing on February 15, 2008.
Each share of the Preferred Stock was to automatically convert on November 15, 2010, into between 2.8335 and 3.4002 shares of our common stock, subject to anti-dilution adjustments. At any time prior to November 15, 2010, holders may have elected to convert each share of the Preferred Stock into shares of our common stock at the minimum conversion rate of 2.8335 shares of common stock per share of the Preferred Stock, subject to anti-dilution adjustments. At any time prior to May 15, 2008, we may have, at our option, caused the conversion of all, but not less than all, of the Preferred Stock into shares of our common stock at the provisional conversion rate described within the Preferred Stock offering. However, we may not have elected to exercise our provisional conversion right if, on or prior to May 15, 2008, we completed a material transaction involving the acquisition of assets or a business with a purchase price of $100 million or more.
On January 10, 2008, the Company’s board of directors declared the regular quarterly dividend for the first dividend period of $1.9333 per share of the Preferred Stock. The dividend was paid on February 15, 2008, to preferred shareholders of record at the close of business on February 1, 2008. The preferred dividend of $2.2 million was paid in cash.
On January 25, 2008, the Company announced that it exercised its provisional conversion right for all of the issued and outstanding shares of its Preferred Stock. As part of the provisional conversion right, each share of the Preferred Stock was converted into shares of our common stock on March 10, 2008 (the “Conversion Date”), based on the average closing price per common share on the Nasdaq Global Select Market (“Nasdaq”) over a 20 consecutive trading day period, which ended on March 5, 2008, as provided in the Certificate of Designations of the Preferred Stock. The average closing price over the 20 consecutive trading day period was $29.78 and each outstanding share of Preferred Stock was automatically converted into 3.4589 shares of common stock on the Conversion Date. The Company issued 3,977,683 shares of its common stock upon conversion of the Preferred Stock.
In connection with the conversion, all accrued and unpaid dividends on the Preferred Stock up to the Conversion Date were paid in cash at $0.5035 per share of Preferred Stock, or $0.6 million, to holders of record on the Conversion Date. Trading of the Preferred Stock on the Nasdaq was suspended at the close of business on March 5, 2008, and the Preferred Stock was de-listed on March 24, 2008. The conversion of the Preferred Stock into shares of our common stock will simplify our capital structure and will significantly reduce our cost of capital due to the elimination of the 7.25% after tax Preferred Stock dividend payment. The Company applied a contingent beneficial conversion feature model to account for the provisional conversion of the Preferred Stock during its third fiscal quarter of 2008, which resulted in the Company recognizing a deemed dividend of $2.0 million for the three and nine months ended March 31, 2008. There were no tax consequences to the Company upon conversion of the Preferred Stock.
Common Stock Dividend Increase
On November 14, 2007, the Company announced that its board of directors increased the Company’s annual (calendar year) common stock dividend from $0.26 per share to $0.28 per share, payable on a quarterly basis of $0.07 per share of common stock, beginning with the quarterly dividend paid on January 18, 2008.
Amendment to Credit Facility
On January 23, 2008, the Company entered into an amendment of its existing credit facility with HSBC Bank USA, National Association. The amendment extends the maturity date of the credit facility two years from December 31, 2010 to December 31, 2012. The amendment also updated the assumptions used in the calculation of the borrowing base, which included an increase in the metal price assumption of gold and added a metal price assumption for silver. The borrowing base calculation is recalculated as of April 15 and October 15 each year. As of March 31, 2008, the Company’s borrowing capacity under the credit facility was the full $80 million under the credit facility. As of April 15, 2008, the Company’s borrowing capacity under the credit facility was $70.8 million. Please refer to Note 5 of the notes to the consolidated financial statements for a further discussion on the credit facility.
Stock Repurchase Program
On January 25, 2008, the Company announced that its board of directors authorized the repurchase of up to $30.0 million of its common stock in the open market through March 31, 2008. The timing and number of shares repurchased through March 31, 2008, depended on market conditions and other corporate considerations. As of March 31, 2008, the Company repurchased 196,986 common shares, at an average price of $28.00 per common share for a total cost of approximately $5.5 million. The common share repurchases were funded through cash and cash equivalents. The total cost to reacquire the 196,986 common shares is included in Treasury Stock on the Company’s consolidated balance sheets as of March 31, 2008. The repurchase program, pursuant to the January 25, 2008, announcement, ended on March 31, 2008.
On April 2, 2008, the Company determined that it will cancel the 196,986 common shares repurchased, pursuant to the January 25, 2008, repurchase announcement. The 196,986 common shares reacquired will be returned to the Company’s authorized but unissued amount of common stock.
Recently Issued Accounting Pronouncements
Please refer to Note 1 of the notes to consolidated financial statements for a discussion on recently issued accounting pronouncements.
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
•	changes in gold and other metals prices;

•	the production at or performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	unanticipated grade and geological, metallurgical, processing or other problems at the properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental laws and enforcement and uncertain political and economic environments;

•	risks associated with issuances of substantial additional common stock in connection with acquisitions or otherwise; and

•	risks associated with the incurrence of substantial additional indebtedness if we take such actions in connection with acquisitions or otherwise.
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
During the nine months period ended March 31, 2008, we reported royalty revenues of $47.7 million, with an average gold price for the period of $796 per ounce and an average copper price of $3.43 per pound. Approximately 76% of our total recognized revenues for the nine months ended March 31, 2008, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the nine months ended March 31, 2008, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase or decrease in revenues of approximately $2.3 million, respectively. Approximately 21% of our total recognized revenues for the nine months ended March 31, 2008, were attributable to copper sales at Robinson and Troy. For the nine months ended March 31, 2008, if the price of copper had averaged higher or lower by $0.25 per pound, we would have recorded an increase or decrease in revenues of approximately $0.8 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated by the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company’s financial reporting and financial statement preparation.
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2008, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our 2007 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases by the Company of its common stock during the three month period ended March 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES
(In thousands except share and per share data)

	Total Number		Total Number of Shares	Maximum Dollar Value of Shares
	of Shares	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased(1)	Paid per Share(2)	Announced Plans or Programs	Under the Plans or Programs(3)
January 25, 2008 — January 31, 2008	—	—	—	$30,000

February 1, 2008 — February 29, 2008	145,827	$27.86	145,827	$25,936

March 1, 2008 — March 31, 2008	51,159	$28.38	51,159	$24,483

Total	196,986	$28.00	196,986	$24,483

(1)	Shares have only been repurchased through the Company’s publicly announced repurchased program.

(2)	Average share price excludes brokerage fees.

(3)	The dollar value of shares reported in the table is covered by a board of director authorization to repurchase up to $30.0 million of the Company’s common stock as publicly announced on January 25, 2008. The authorization to repurchase up to $30.0 million of the Company’s common stock expired on March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of Royal Gold, Inc., as amended

3.2	Certificate of Elimination of 7.25% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K filed on March 27, 2008)

10.1	First Amendment to Second Amended and Restated Loan Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated as of January 23, 2008 (incorporated by reference to Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on January 29, 2008)

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 1, 2008	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: May 1, 2008	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of Royal Gold, Inc., as amended

3.2	Certificate of Elimination of 7.25% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K filed on March 27, 2008)

10.1	First Amendment to Second Amended and Restated Loan Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated as of January 23, 2008 (incorporated by reference to Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on January 29, 2008)

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.