Form 10-K
period 2008-06-30
ROYAL GOLD INC
filed 2008-08-20
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                                 to
Commission File Number 001-13357
Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0835164
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1660 Wynkoop Street, Suite 1000
Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 573-1660
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.01 par value	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold on December 31, 2007, as reported on the NASDAQ Global Select Market was $811.7 million. As of August 13, 2008, there were 33,926,495 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders scheduled to be held on November 5, 2008, and to be filed within 120 days after June 30, 2008, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on
Form 10-K.

 ii

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Royal Gold, Inc. and its subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report. In addition, please see our note about forward-looking statements included in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (“MD&A”), of this report.
PART I

ITEM 1.	BUSINESS
General
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the 2008 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests through asset and corporate transactions, and the creation of royalty interests through financing and strategic exploration alliances.
As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2008 were as follows:
(1)	Our royalty revenues increased 43% to $69.4 million, compared with $48.4 million during fiscal year 2007;

(2)	High River Gold Mines Ltd. (“High River”) commenced production at the Taparko mine, which resulted in approximately $7.4 million in additional royalty revenue to the Company during the fiscal year;

(3)	We completed the acquisition of Battle Mountain Gold Exploration Corp. (“Battle Mountain”). As part of the acquisition, we acquired thirteen royalty interests in various stages of production, development or exploration. The acquired Battle Mountain producing royalty interests contributed approximately $2.8 million in additional royalty revenue to the Company during the fiscal year;

(4)	In addition to the royalties acquired as part of the Battle Mountain acquisition, we acquired the following royalties during our fiscal year 2008:
•	A 2.0% net smelter return (“NSR”) royalty on the Marigold mine, located on the Battle Mountain-Eureka trend in Nevada, and operated by Goldcorp Inc. (“Goldcorp”);

•	A 2.0-4.0% sliding-scale NSR royalty and a 10.0% net profits interest (“NPI”) royalty on the El Chanate mine, located in Sonora, Mexico, and operated by Capital Gold, Inc. (“Capital Gold”); and

•	A 1.5% NSR royalty on gold produced from the Benso concession in the Western Region of the Republic of Ghana, West Africa, and controlled by Golden Star Resources Ltd. (“Golden Star”).
(5)	In November 2007, we completed an offering of 1,150,000 shares of 7.25% mandatory convertible preferred stock (“Preferred Stock”), resulting in net proceeds to us of approximately $111.1 million. In March 2008, we converted all of the issued and outstanding shares of the Preferred Stock into 3,977,683 shares of our common stock in connection with the conversion of the Preferred Stock.

(6)	We repurchased 196,986 shares of our common stock pursuant to an authorized share repurchase program for a total cost of approximately $5.5 million; and

(7)	We increased our calendar year dividend to $0.28 per basic share, which is paid in quarterly installments throughout calendar 2008. This represents an 8% increase compared with the dividend paid during calendar year 2007.
Recent Developments
Agreement to acquire Barrick Gold Corporation royalty portfolio
On July 30, 2008, we entered into a definitive agreement to acquire a portfolio of royalties from Barrick Gold Corporation (“Barrick”) in exchange for net cash consideration of $150 million and a restructuring of certain Royal Gold royalty positions at the Cortez Pipeline Mining Complex (“Cortez”), which is operated by Barrick. The Barrick royalty portfolio consists of royalties on 77 properties, including eight producing royalties, 2 development stage royalties and 67 exploration stage royalties. Eighteen of the exploration stage projects are considered to be in an evaluation stage as these properties are engaged in the search for reserves but currently contain additional mineralized material. Over 75% of the portfolio consists of precious metals royalties. The purchase price for the acquisition will be paid from cash on hand at closing. The acquisition is subject to customary closing conditions and is expected to close on October 1, 2008. Please refer to Item 7, MD&A, within this report for a further discussion of this transaction.
Certain Defined Terms
The Company’s royalty portfolio contains several different types of royalties, which are defined as follows:
Royalty—the right to receive a percentage or other denomination of mineral production from a resource extraction operation.
Gross Smelter Return (“GSR”) Royalty—a defined percentage of the gross revenue from a resource extraction operation, less, if applicable, certain contract-defined costs paid by or charged to the operator.
Net Smelter Return (“NSR”) Royalty—a defined percentage of the gross revenue from a resource extraction operation, less a proportionate share of incidental transportation, insurance, refining and smelting costs.
Net Value Royalty (“NVR”)—a defined percentage of the gross revenue from a resource extraction operation, less certain contract-defined transportation costs, milling costs and taxes.
Net Profits Interest Royalty (“NPI”)—a defined percentage of the gross revenue from a resource extraction operation, after recovery of certain contract-defined pre-production costs, and after deduction of certain contract-defined mining, milling, processing, transportation, administrative, marketing and other costs.

Our Producing Royalty Interests
Our producing royalty interests are shown in the following table. Please see Item 2, Properties, of this report for further discussion on our principal producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick	GSR1: 0.40%-5.0% sliding- scale GSR GSR2(1): 0.72%-9.0% sliding- scale GSR GSR3(1): 0.71% GSR NVR1(1): 0.39% NVR

Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

Taparko(2)	Burkina Faso, West Africa	High River	15% GSR (TB-GSR1) and a 0%-10% sliding-scale GSR (TB-GSR2)

Leeville Mining Complex (Leeville North and Leeville South)	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Goldstrike-SJ Claims	Nevada, USA	Barrick	0.9% NSR

Troy(3)	Montana, USA	Revett Minerals, Inc. (“Revett”)	7.0% GSR (silver and copper)

Bald Mountain	Nevada, USA	Barrick	1.75%-3.5% sliding-scale NSR

Mulatos(4)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	0.30%-1.5% sliding-scale NSR

El Chanate(5)	Sonora, Mexico	Capital Gold	2.0%-4.0% sliding-scale NSR; 10.0% NPI

Martha	Santa Cruz Province, Argentina	Coeur d’Alene Mines Corporation (“Coeur d’Alene”)	2.0% NSR (silver)

Don Mario-Lower Mineralized Zone(6)	Chiquitos Province, Bolivia	Orvana Minerals Corp. (“Orvana”)	3.0% NSR (gold, silver and copper)

Williams(6)	Ontario, Canada	Barrick (50%) and Teck Cominco Limited (50%)	0.72% NSR

Peñasquito (oxide)(7)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold and silver)

El Limon(6)	El Limon, Nicaragua	Central Sun Mining, Inc. (“Central Sun”) (95%) and Inversiones Mineras S.A. (“Inversiones”) (5%)	3.0% NSR

(1)	Upon the consummation of the royalty acquisition transaction between Royal Gold and Barrick, GSR2 will be reduced to match the royalty rate of GSR1 and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez will be eliminated. The NVR1 royalty is a 1.25% NVR royalty. The Company owns 31.6% of the 1.25% NVR (or 0.39%), while our consolidated minority interest owns the remaining portion of the 1.25% NVR royalty.

(2)	TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. TB-GSR2 will remain in effect until the termination of TB-GSR1. As of June 30, 2008, we have recognized approximately $4.7 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of 36,078 ounces of gold. Portions of our royalty interests at the Taparko mine are classified as development stage and exploration stage as shown below.

(3)	Royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.7 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first. As of June 30, 2008, we have recognized royalty revenue associated with the GSR royalty totaling $8.0 million, which is attributable to cumulative production of approximately 3.2 million ounces of silver and approximately 33.0 million pounds of copper.

(4)	Royalty is capped at 2.0 million gold ounces of production. Approximately 248,000 cumulative ounces of gold have been produced as of June 30, 2008.

(5)	Acquired on February 20, 2008. Please refer to Item 7, MD&A, for further discussion on these royalty acquisitions.

(6)	Acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to Item 7, MD&A, for a further discussion on the acquisition of Battle Mountain.

(7)	The Peñasquito project consists of oxide and sulfide portions. The sulfide portion is classified as development stage as shown below.
Our Development Stage Royalty Interests
We also own the following royalty interests that are currently in development stage and are not yet in production. Please see Item 2, Properties, of this report for further discussion on our principal development stage royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Peñasquito (sulfide circuit)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead and zinc)

Dolores(1)	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	1.25% NSR 2.0% NSR (gold and silver)

Taparko	Burkina Faso, West Africa	High River	2.0% GSR (TB-GSR3)

Pascua-Lama	Region III, Chile	Barrick	0.16%-1.08% sliding-scale NSR 0.22% fixed rate royalty (copper)

Gold Hill	Nevada, USA	Kinross Gold Corporation (“Kinross”) (50%), Barrick (50%)	1.0%-2.0% sliding-scale NSR

Troy	Montana, USA	Revett	6.1% GSR 2.0% GSR

Don Mario—Upper Mineralized Zone(1)	Chiquitos Province, Bolivia	Orvana	3.0% NSR

Marigold(2)	Nevada, USA	Goldcorp	2.0% NSR

Benso(3)	Republic of Ghana, West Africa	Golden Star Resources Ltd. (“Golden Star”)	1.5% NSR

(1)	Acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to Item 7, MD&A, for a further discussion on the acquisition of Battle Mountain.

(2)	Acquired on February 20, 2008. Please refer to Item 7, MD&A, for a further discussion on this royalty acquisition.

(3)	Acquired on December 7, 2007. Please refer to Item 7, MD&A, for a further discussion on this royalty acquisition.

Our Exploration Stage Royalty Interests
In addition, we own royalty interests in the following exploration stage projects. None of these exploration stage projects contains proven and probable reserves as of December 31, 2007. Please see Item 2, Properties, of this report for further discussion regarding recent developments at some of our exploration stage royalty interests.

Property	Location	Royalty	Owned or Controlled By
Santa Cruz Province	Santa Cruz Province, Argentina	2.0% NSR	Hidefield Gold PLC

Night Hawk Lake(1)	Ontario, Canada	2.5% NSR	Selkirk Metals Corporation (“Selkirk”) (40%), East West Resource Corporation (“East West”) (40%), Trillium North Minerals (20%)

Follansbee(2)	Ontario, Canada	2.0% NSR	Goldcorp (51%), Premier Gold (49%)

Joe Mann(1)	Quebec, Canada	1.8% to 3.6% sliding-scale NSR; and 2.0% NSR	Gold Bullion Development Corp. (“Gold Bullion”)

Taparko	Burkina Faso, West Africa	0.75% milling fee royalty (TB-MR1)	High River

Seguenega (“Sega”)(1)	Burkina Faso, West Africa	3.0% NSR	Orezone Resources Inc. (“Orezone”)

Marmato Properties(1)	Marmato District, Colombia	5.0% NSR	Mineros Nacionales S.A. (“Mineros”)

Kettukuusikko	Lapland, Finland	2.0% NSR	Taranis Resources, Inc. (“Taranis”)

Vueltas del Rio(1)	Western Honduras	2.0% NSR	Lundin Mining Corporation (“Lundin”)

Lluvia de Oro(1)	Sonora, Mexico	4.0% NSR	Columbia Metals Corporation Ltd. (“Columbia Metals”)

Nieves	Zacatecas, Mexico	2.0% NSR	Quaterra Resources Inc.

San Jeronimo	Zacatecas, Mexico	2.0% NSR	Goldcorp

Long Valley	California, USA	1.0% NSR	Vista Gold Corporation

Rock Creek	Montana, USA	1.0% NSR	Revett Minerals

Mule Canyon	Nevada, USA	5.0% NSR	Newmont

Buckhorn South	Nevada, USA	16.5% NPI	Barrick

Ferris/Cooks Creek	Nevada, USA	1.5% NVR	Barrick

Horse Mountain	Nevada, USA	0.25% NVR	Barrick

Simon Creek	Nevada, USA	1.0% NSR	Barrick

Rye	Nevada, USA	0.5% NSR	Barrick

BSC	Nevada, USA	2.5% NSR	US Gold

ICBM	Nevada, USA	0.75% NSR	BH Minerals USA, Inc. (“BH Minerals”)

Long Peak	Nevada, USA	0.75% NSR	BH Minerals

Dixie Flats	Nevada, USA	0.75% NSR	BH Minerals

Relief Canyon(1)	Nevada, USA	4.0% NSR	Firstgold Incorporated (“Firstgold”)

Fletcher Junction(1)	Nevada, USA	1.25% NSR	Nevada Exploration Inc. (“Nevada Exploration”)

Hot Pot(1)	Nevada, USA	1.25% NSR	Nevada Exploration

Svetloye	Khabarovsk Region, Russia	1.0% NSR	Fortress Minerals Corporation

La India(3)	Nicaragua	3% NSR	Central Sun Mining

(1)	Acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to Item 7, MD&A, for a further discussion on the acquisition of Battle Mountain.

(2)	Acquired on May 2008.

(3)	Right to convert equity in Revett Minerals into a 1% NSR royalty on the project.

Our Operational Information
Financial Information about Geographic Areas
Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table. Please refer to Item 2, Properties, for further discussion on our significant royalty interests on producing mineral properties.

	Royalty			Royalty Interests in
	Revenue			Mineral Properties, net
	2008	2007	2006	2008	2007	2006
United States	80%	97%	98%	18%	25%	69%
Mexico	4%	2%	1%	55%	49%	9%
Africa(1)	11%	—	—	12%	16%	22%
Chile	—	—	—	7%	10%	—
Other(2)	5%	1%	1%	8%	—	—

(1)	Consists of royalties on properties in Burkina Faso and the Republic of Ghana. Royalty revenue shown is attributable to revenues from our royalties in Burkina Faso.

(2)	The “Other” category for “Royalty revenue” consists of revenue from Argentina, Bolivia (2008 only), Canada (2008 only) and Nicaragua (2008 only). The “Other” category for “Royalty Interests in Mineral Properties, net” for 2008 consists of assets in Bolivia, Canada, Colombia, Honduras and Nicaragua.
Our financial results are discussed in Part II, Item 7, MD&A, and within our audited consolidated financial statements are included in Part II, Item 8, Financial Statements and Supplementary Data. The risks associated with the operations of our foreign royalty interests are discussed in Part 1A, Risk Factors. In fiscal 2008, we generated royalty revenues of $25.1 million and $16.6 million from Cortez and Robinson, respectively, representing 36% and 24%, respectively, of our total royalty revenue. In fiscal 2007, we generated royalty revenues of $21.5 million and $12.6 million from Cortez and Robinson, respectively, representing 44% and 26%, respectively, of our total royalty revenue.
Competition
The mining industry in general and the royalty segment in particular are intensely competitive. We compete with other royalty companies, mine operators and financial buyers in efforts to acquire existing royalties and with the lenders and investors providing debt and equity financing to operators of mineral properties in our efforts to create new royalties. Many of our competitors in the lending and mining business are larger than we are and have greater access to capital than we have. Key competitive factors in the royalty acquisition and financing business include price, structure and access to capital.
Regulation
Like all mining operations in the United States, the operators of the mines that are subject to our royalties must comply with environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the National Environmental Policy Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Clean Air Act; the Clean Water Act; the Hazardous Materials Transportation Act; and the Toxic Substances Control Act. Mines located on public lands are subject to the General Mining Law of 1872 and are subject to comprehensive regulation by either the United States Bureau of Land Management (an agency of the United States Department of the Interior) or the United States Forest Service (an agency of the United States Department of Agriculture). The mines also are subject to regulations of the United States Environmental Protection Agency (“EPA”), the United States Mine Safety and Health Administration and similar state and local agencies. Operators of mines that are subject to our royalties in other countries are obligated to comply with similar laws and regulations in those jurisdictions. Although we are not responsible as a royalty owner for ensuring compliance with these regulations, failure by the operators of the mines on which we have royalties to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators which could reduce production from the mines and thereby reduce the royalties we receive and negatively affect our financial condition.
Corporate Information
We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202, (303) 573-1660.
Available Information
Royal Gold maintains an internet website at www.royalgold.com. Royal Gold makes available, free of charge, through the Investor Relations section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Our SEC filings are available from the SEC’s Internet site at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Royal Gold’s charters of key committees of its Board of Directors and its Code of Business Conduct and Ethics are also available on the Company’s website. Any of the foregoing information is available in print to any stockholder who requests it by contacting Royal Gold’s Investor Relations Department at 303-573-1660.
Company Personnel
We currently have 16 employees, all of whom are located in Denver, Colorado. Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.
Consulting services, relating primarily to geologic and geophysical interpretations and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of our business, are primarily provided by independent contractors.
ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks. The market or trading price of our securities could decline due to any of these risks. In addition, please see our note about forward-looking statements included in Part II, Item 7, MD&A, of this Annual Report on Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Related to Our Business
We received a majority of our revenues in fiscal year 2008 from two properties.
In fiscal year 2008, approximately 36% and 24% of our revenues were derived from our royalties at Cortez and the Robinson mine, respectively, compared to approximately 44% and 26% in fiscal year 2007, respectively. We expect that revenue from our royalties at Cortez and Robinson will continue to be a significant, though less dominant, contributor to our revenue in future periods. Furthermore, as Cortez and other mines on which we have royalties mature, like SJ Claims, we can expect overall declines in production over the years unless operators are able to replace reserves that are mined by mine expansion or successful new exploration. There can be no assurance that the operators of Cortez, SJ Claims or the other properties will be able to maintain or increase production or replace reserves as they are mined.
We own passive interests in mining properties, and it is difficult or impossible for us to ensure properties are operated in our best interest.
All of our current revenue is derived from royalties on properties operated by third parties. The holder of a royalty interest typically has no authority regarding development or operation of a mineral property. Therefore, we are not in control of basic decisions regarding development or operation of any of the properties in which we hold a royalty interest, and we have limited or no legal rights to influence those decisions.
Our strategy of having others operate properties in which we retain a royalty or other passive interest puts us generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters and temporary or permanent suspension of operations, among others. These decisions may be motivated by the best interests of the operator rather than to maximize royalties. Although we attempt to secure contractual rights that will permit us to protect our interests, there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in achieving timely or favorable results or in affecting the operations of the properties in which we have royalty interests in ways that would be beneficial to our stockholders.
Volatility in gold, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues.
The profitability of our royalty interests and exploration properties is directly related to the market price of gold and, to a lesser degree, copper and other metal prices. The market price of each metal fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include metal supply, industrial and jewelry fabrication and investment demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold, copper or certain other metals, should drop, our royalty revenues would also drop. Our sliding-scale royalties at Cortez, Taparko and other properties amplifies this. When the gold price falls below the steps in the sliding-scale royalty, we receive a lower royalty rate on production. In addition, if gold, copper and certain other metal prices drop dramatically, we might not be able to recover our investment in royalty interests or properties. The selection of a royalty investment or of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that decisions about exploration, development and construction are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of royalty interests.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of gold, based on the London P.M. fix.
Gold Price Per Ounce ($)

Year	High	Low
1999	326	253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007	841	608
2008 (through August 13, 2008)	1,011	818
The volatility in silver prices is illustrated by the following table which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of silver, based on the London P.M. fix.
Silver Price Per Ounce ($)

Year	High	Low
1999	5.75	4.88
2000	5.45	4.57
2001	4.82	4.07
2002	5.10	4.24
2003	5.97	4.37
2004	8.29	5.50
2005	9.23	6.39
2006	14.94	8.83
2007	15.82	11.67
2008 (through August 13, 2008)	20.92	14.45
The volatility in copper prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per pound of copper, based on the London Metal Exchange cash settlement price for copper Grade A.
Copper Price Per Pound ($)

Year	High	Low
1999	0.80	0.63
2000	0.89	0.76
2001	0.81	0.62
2002	0.75	0.67
2003	1.00	0.72
2004	1.43	1.10
2005	2.08	1.44
2006	3.65	2.15
2007	3.77	2.37
2008 (through August 13, 2008)	4.08	3.02

We depend on the services of our President and Chief Executive Officer, our Executive Chairman and other key employees.
We believe that our success depends on the continued service of our key executive management personnel. Currently, Tony Jensen is serving as President and Chief Executive Officer and Stanley Dempsey is serving as our Executive Chairman. Mr. Jensen’s extensive commercial experience, mine operations background and industry contacts gives us an important competitive advantage. Mr. Dempsey’s knowledge of the royalty business and long term standing relationship with the mining industry are important to the Company’s success. Loss of the services of Mr. Jensen, Mr. Dempsey or other key employees could jeopardize our ability to maintain our competitive position in the industry. We currently do not have key person life insurance for any of our officers or directors.
Our revenues are subject to operational risks of the mining industry.
Although we are not required to pay capital costs or most operating costs, our financial results are subject to hazards and risks normally associated with developing and operating mining properties, both for the properties where we have exploration alliances or indirectly for properties operated by others where we hold royalty interests. These risks include:
•	insufficient ore reserves;

•	fluctuations in production costs by the operators or third parties that may make mining of ore uneconomical or impact the amount of reserves;

•	declines in the price of gold and other metal prices;

•	significant environmental and other regulatory restrictions;

•	labor disputes;

•	geological problems;

•	pit walls or tailings dam failures;

•	natural catastrophes such as floods or earthquakes; and

•	the risk of injury to persons, property or the environment.
Operating cost increases can have a negative effect on the value of and income from our royalty interests, by potentially causing an operator to curtail, delay or close operations at a mine site.
Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision.
There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control or the control of the operators of mineral properties in which we have a royalty interest. Reserve estimates on our royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information. The estimation of reserves and of other mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty and such prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomical to exploit. Changes in operating and capital costs and other factors including short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.
Estimates of production by the operators of mines in which we have royalty interests are subject to change and actual production may vary materially from such estimates.
Production estimates are prepared by the operators of the mining properties. There are numerous uncertainties inherent in estimating anticipated production attributable to our royalty interests, including many factors beyond our control or the control of the operators of mineral properties in which we have royalty interests. We do not participate in the preparation or verification of production estimates and have not independently assessed or verified the accuracy of such information. The estimation of anticipated production is a subjective process and the accuracy of any such estimates is a function of the quality of available data, reliability of production history, variability in grade encountered, mechanical or other problems encountered, engineering and geological interpretation and operator judgment. Rates of production may be less than anticipated. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may cause actual production to vary materially from such estimates.
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
The royalty interests we acquire may not produce the anticipated royalty revenues. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments, particularly acquisitions of royalties on development stage properties. If the operator does not bring the property into production and operate in accordance with feasibility studies or other plans, acquired royalty interests may not yield royalty revenues or sufficient royalty revenues to be profitable. The Taparko project, which recently began production in Burkina Faso, and the Peñasquito project also in initial production in Mexico, represent our largest development stage royalty acquisitions to date. The principal royalty assets of Battle Mountain, which we acquired on October 24, 2007, include royalties on gold and silver production from the Dolores project in Mexico, which is under development. In addition, our Pascua-Lama royalty acquisition in Chile is in a pre-production stage. The failure of these projects to produce anticipated royalty revenues may materially and adversely affect our financial condition, results of operations and cash flows.
We may experience operational and other difficulties if we complete one or more significant acquisitions.
As part of our business model and growth strategy, we are engaged in a continual review of opportunities to acquire existing royalties, including acquiring companies that hold royalties. When we acquire a company, we may experience the need to hire additional personnel, difficulties in integrating the acquired company, increases in our general and administrative expenses and other related problems. Furthermore, as part of the acquisition of a company or a group of royalties, we may acquire operating or working interests and other assets outside of our core focus of precious metal royalties. In the event we experience these difficulties in connection with one or more acquisitions, our business or financial results may be adversely affected.
Anticipated federal legislation could decrease our royalty revenues.
In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872 (the “General Mining Law”), which governs the creation and possession of mining claims and related activities on federal public lands in the United States. Several proposals, such as Bill H.R. 2262, introduced in the Congress in May 2007, if enacted, would impose a royalty payable to the U.S. Government on existing and future production of minerals from unpatented mining claims in the United States. If enacted, legislation such as H.R. 2262 could, among other provisions, render certain federal lands unavailable for the location of unpatented mining claims, afford greater public involvement in the mine permitting process, provide for citizen suits against miners operating on federal lands, and impose new and stringent environmental operating standards as well as new mined land reclamation requirements. If enacted, such legislation could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations on federal lands, perhaps materially and adversely affecting mine operators and therefore our royalty revenue.
The effect of any revision of the General Mining Law on our royalty interests in the United States cannot be determined conclusively until such revision, if any, is enacted and challenges to the legislation, if any, have been finally resolved. In addition, a number of the properties on which we have royalties are located on U.S. federal lands that are subject to federal mining and other public land laws. Changes in such laws or regulations promulgated under such laws could affect mine development and expansion and significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, which could adversely affect our royalty revenue from such properties. By way of example, if a royalty, assessment, production tax, or other levy imposed on and measured by production is charged to the operator at Cortez, which is largely located on U.S. federal lands, the amount of that charge would be deducted from gross proceeds for calculation of our GSR1, GSR2 and GSR3 royalties, which would reduce our royalty revenues from these royalties.
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
The validity of unpatented mining claims, which constitute a significant portion of the properties on which we hold royalties in the United States, is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and therefore it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of an unpatented mining claim. If title to unpatented mining claims included among our royalty properties has not been properly established or is not properly maintained, our royalty revenues could be adversely affected.
Foreign operations are subject to many risks.
We derived approximately 20% of our revenues from foreign sources in fiscal year 2008. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment, and taxation. We currently have interests in projects in Argentina, Bolivia, Burkina Faso, Canada, Chile, Colombia, Finland, Ghana, Honduras, Mexico, Nicaragua and Russia. We also evaluate precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Central America, Europe, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.
We are also subject to the risks of operating in Burkina Faso, West Africa. Countries in the region have historically experienced periods of political uncertainty, exchange rate fluctuations, balance of payments and trade difficulties and problems associated with extreme poverty and unemployment. Any of these economic or political risks could adversely affect the Taparko project.
Our operations in Mexico are subject to risks such as the effects of political developments and local unrest, and communal property issues. In the past, Mexico has experienced prolonged periods of weak economic conditions characterized by exchange rate instability, increased inflation and negative economic growth, all of which could occur again in the future. Any of these risks could adversely affect the Peñasquito and Dolores projects, as well as the Mulatos and El Chanate mines.

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
Our Don Mario royalty, which we acquired in the Battle Mountain transaction on October 24, 2007, is subject to risks relating to operating in Bolivia. Bolivia has experienced political and social instability, corruption, regulation and tax law changes, an abundance of administrative procedures and the potential for nationalization of foreign business interests that could materially adversely affect the Don Mario mine.
Risks Related to Our Common Stock
Our stock price may continue to be volatile and could decline.
The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock were $41.66 and $18.74 in the fiscal year ended June 30, 2006, $37.50 and $23.25 for the fiscal year ended June 30, 2007 and $35.42 and $23.85 for the fiscal year ended June 30, 2008. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:
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
We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Any such acquisition could be material to us and could significantly increase the size and scope of our business. To the extent we issue additional equity securities, the ownership of our existing stockholders could be diluted and our earnings per share could be reduced.
If a large number of shares of our common stock is sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.
We cannot predict what effect, if any, future issuances by us of our common stock or other equity will have on the market price of our common stock. In addition, our shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. We issued approximately 1.14 million shares of our common stock in connection with the acquisition of Battle Mountain, which closed on October 24, 2007 and 3.98 million shares in connection with the conversion of all of our issued and outstanding Preferred Stock on March 10, 2008. We may issue substantial additional shares of common stock or other securities in connection with other acquisition transactions. The market price of our common stock could decline if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could also impair our ability to raise capital through the sale of additional common stock in the capital markets.
We may change our dividend policy.
We have paid a cash dividend on our common stock for each fiscal year beginning in fiscal year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors, including prevailing gold prices, economic market conditions, and funding requirements for future opportunities or operations. If our board of directors declines to declare dividends in the future, or reduces the current dividend level, our stock price could fall, and the success of an investment in our common stock would depend solely upon any future stock price appreciation in value. We have increased our dividends in prior years. There can be no assurance that we will continue to do so. For example, if we were to materially increase our borrowings to conduct a material acquisition, our board of directors could elect to modify our dividend policy and potentially reduce or eliminate dividends on common stock.
Certain anti-takeover provisions could delay or prevent a third party from acquiring us.
Provisions in our restated certificate of incorporation may make it more difficult for third parties to acquire control of us or to remove our management. Some of these provisions:
•	permit our board of directors to issue preferred stock that has rights senior to the common stock without stockholder approval; and

•	provide for three classes of directors serving staggered, three-year terms.
We are also subject to the business combination provisions of Delaware law that could delay, deter, or prevent a change in control. In addition, we have adopted a stockholder’s rights plan that imposes significant penalties upon a person or group that acquires 15% or more of our outstanding common stock without the approval of the board of directors. Any of these measures could prevent a third party from pursuing an acquisition of Royal Gold, even if stockholders believe the acquisition is in their best interests.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We do not operate the properties in which we have royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material. Reserves are summarized below in this report in Item 2, Properties—Reserve Information. Our rights to information from the operators under our royalty agreements vary by royalty and by operator and we may not be entitled to information regarding certain properties. Furthermore, we may receive information regarding certain properties from time to time which we contractually may not be permitted to disclose. We have not independently verified any information provided by the operators.
There is more information available to the public from the operators of the properties in which we have royalties, including reports filed by Barrick, Newmont, Coeur d’Alene, Capital Gold and Goldcorp with the SEC. For risks to our business associated with operations of mining properties by third parties see generally the risks described under Part I, Item 1A, “Risk Factors.” For risks associated with the operators’ reserve estimates, please see Part I, Item 1A, “Risk Factors — Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision” of this Annual Report on Form 10-K for further detail.
Royalties on Producing Properties
Recent activities and further information for each of the principal producing properties in which we have a royalty interest are described in the following pages. Reserves for our producing properties are summarized in this report in Item 2, Properties—Reserve Information.
Cortez Pipeline Mining Complex (Nevada, USA)
Cortez is a large open-pit, mill and heap leach operation located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Cortez includes the Pipeline, South Pipeline, Gap and Crossroads deposits and is operated by subsidiaries of Barrick.
The royalty interests we hold at the Cortez include:
(a)	Reserve Claims (“GSR1”). This is a sliding-scale GSR royalty for all gold produced from an area originally known as the “Reserve Claims,” which includes the majority of the Pipeline and South Pipeline deposits. As defined in our royalty agreement with Cortez, our GSR royalty applies to revenues attributed to products mined and removed, with no deduction for any costs paid by or charged to Cortez, except for deductions of Mining Law reform costs. Mining Law reform costs includes all amounts paid by or charged to Cortez for any royalty, assessment, production tax or other levy imposed on and measured by production, to the extent that any such levy is hereafter imposed by the United States, in connection with reform of the General Mining Law or otherwise. As defined, no such Mining Law reform costs are currently deducted since no such reform has yet occurred. The revenues attributed to Cortez are determined on a deemed market value basis of total production for each calendar quarter outturned to Cortez’s account at the refiner. The GSR royalty rate on the Reserve Claims is tied to the gold price, without indexing for inflation or deflation as shown in the table below.

(b)	GAS Claims (“GSR2”). This is a sliding-scale GSR royalty for all gold produced from an area outside of the Reserve Claims, originally known as the GAS Claims, which encompasses approximately 50% of the GAP deposit and all of the Crossroads deposit. The GSR royalty rate on the GAS Claims, as shown in the table below, is tied to the gold price, without indexing for inflation or deflation, and applies to revenues attributed to products mined and removed, with no deduction of costs, except for Mining Law reform costs, if any.

(c)	Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% for the life of the mine and covers the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2.

(d)	Net Value Royalty (“NVR1”). This is a fixed 1.25% NVR on production from the GAS Claims located on a portion of Cortez that excludes the Pipeline open pit. The Company owns 31.6% of the 1.25% NVR (or 0.39%) while our consolidated minority interest owns the remaining portion of the 1.25% NVR. This NVR1 royalty is calculated by deducting contract defined processing-

related and associated capital costs, but not mining costs, from the revenue received by the operator for production from the area covered by the royalty.
We also own two other royalties at Cortez where there is currently no production attributed to the royalty interests and there is insignificant reserves attributed to the royalty interests.
The following shows the current sliding-scale GSR1 and GSR2 royalty rates under our royalty agreement with Cortez:

London PM Quarterly Average			GSR1	GSR2
Price of Gold Per Ounce ($U.S.)			Royalty Percentage	Royalty Percentage
Below		$210.00	0.40%	0.72%
$210.00	–	$229.99	0.50%	0.90%
$230.00	–	$249.99	0.75%	1.35%
$250.00	–	$269.99	1.30%	2.34%
$270.00	–	$309.99	2.25%	4.05%
$310.00	–	$329.99	2.60%	4.68%
$330.00	–	$349.99	3.00%	5.40%
$350.00	–	$369.99	3.40%	6.12%
$370.00	–	$389.99	3.75%	6.75%
$390.00	–	$409.99	4.00%	7.20%
$410.00	–	$429.99	4.25%	7.65%
$430.00	–	$449.99	4.50%	8.10%
$450.00	–	$469.99	4.75%	8.55%
$470.00	–	and above	5.00%	9.00%
Upon the consummation of the royalty acquisition transaction between Royal Gold and Barrick, GSR2 will be reduced to match the royalty rate of GSR1 while the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez will be eliminated. Please refer to Item 7, MD&A, of this report for a further discussion of the definitive agreement between Barrick and us.
Under certain circumstances we would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.
Barrick estimated that at a $575 gold price, proven and probable reserves related to our royalty interests at Cortez includes 44.09 million tons of ore, at an average grade of 0.044 ounces per ton, containing approximately 1.923 million ounces of gold as of December 31, 2007. In addition, Barrick has reported additional mineralized material at Cortez totaling 65.78 million tons of ore, at an average grade of 0.028 ounces of gold per ton.

The following illustration depicts the area subject to our royalty interests at Cortez:
Robinson Mine (Nevada, USA)
We own a 3.0% NSR royalty on all mineral production from the Robinson open pit mine operated by a subsidiary of Quadra. The Robinson mine produces two flotation concentrates for sale to third party smelters. One concentrate contains copper, gold and silver. The second is a molybdenum concentrate. Access to the property is via Nevada state highway 50, 6.5 miles west of Ely, Nevada, in White Pine County.
As of December 31, 2007, Quadra informed us that the copper and gold reserves were 114.41 million tons, at an average grade of 0.007 ounces per ton of gold, containing 0.772 million ounces of gold and a copper grade of 0.68% equating to 1,563 million pounds of copper. The reserves were calculated at $1.75-$2.50 per pound of copper. Quadra does not use a gold price figure to define reserves as gold is produced as a by-product of copper. Silver and molybdenum reserves were not reported but are produced and sold as a by-product.

All of the ground within the “property boundary”, as labeled in the following map, is subject to our royalty interest at the Robinson mine:
Taparko (Burkina Faso, West Africa)
In connection with a financing transaction to Somita during our third quarter of our fiscal year 2006, we own a 15.0% GSR royalty (TB-GSR1) and a sliding-scale GSR royalty (TB-GSR2), ranging from 0% to 10.0% depending on the price of gold, on all gold produced from the Taparko open pit gold mine. The Taparko mine is located in Burkina Faso, West Africa, and is operated by Somita, a subsidiary of High River. The Taparko mine is accessible by both paved and gravel roads and is approximately 125 miles northeast of Ouagadougou, the capital of Burkina Faso. Please refer to Note 3 to the consolidated financial statements for further information regarding the financing transaction.
TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. TB-GSR2 will remain in effect until the termination of TB-GSR1. Production at the Taparko mine commenced during our first fiscal quarter of 2008. As of June 30, 2008, we have recognized royalty revenue associated with the TB-GSR1 royalty totaling $4.7 million, which is attributable to cumulative production of 36,078 ounces of gold.
We also own a perpetual 2.0% GSR royalty (TB-GSR3) on all gold produced from the Taparko mine. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest.

In addition, we own a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko mine processing facilities that is mined from any area outside of the Taparko mine area, subject to a maximum of 1.1 million tons per year. There currently are no proven and probable reserves associated with TB-MR1 and this royalty is classified as an exploration stage royalty interest.
Our royalties on the Taparko mine were subject to completion of our $35 million funding commitment to Somita and the royalty documents for the forgoing royalties had been signed but held pending the completion of the funding commitment. We completed the remaining $0.4 million of our funding commitment on September 27, 2007, and recorded our royalty interests.
The Taparko mine commenced gold production in August 2007 and contributed approximately $7.4 million in royalty revenue (from TB-GSR1 and TB-GSR2) for our fiscal year 2008. Reserve characteristics, mining activity, and gold recovery performance has been near feasibility study estimates. However, mill performance has suffered throughout our fiscal year 2008 due to problems associated with the grinding mill drive-train. This has resulted in low mill availability and throughput. Several problems with the original installation were identified and corrected but mechanical problems have persisted. Production was ceased on June 11, 2008, and the entire drive-train was re-evaluated and is now in the process of reassembly with the assistance of third party mill equipment specialists. Continuous and sustained production is dependent upon resolving the mill drive-train problems.
As of December 31, 2007, High River estimated that at a $800 gold price proven and probable reserves include 3.70 million tons of ore, at an average grade of 0.082 ounces per ton, containing 0.303 million ounces of gold, which reflects the $35 million cap on the TB-GSR1 royalty based on High River’s $800 gold price.
The following map depicts the area subject to our royalty interests at the Taparko mine:

Leeville Mining Complex (Nevada, USA)
We own a carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Mining Complex (collectively Leeville South and Leeville North), in Eureka County, Nevada. The Leeville Mining Complex is approximately 19 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on State Highway 766 for 19 miles and then on an improved gravel road for two miles. Leeville North is a newly developed underground mine. Currently, we derive royalty revenue from underground operations on a portion of the Leeville North mine, which are operated by a subsidiary of Newmont. Production from the Leeville South mine ceased in late calendar 2007.
At the Leeville North mine, proven and probable reserves include 5.06 million tons of ore, at an average grade of 0.427 ounces per ton, containing 2.161 million ounces of gold as of December 31, 2007. In addition, Newmont has reported additional mineralized material totaling 0.64 million tons of ore, at an average grade of 0.446 ounces of gold per ton, at Leeville North as of December 31, 2007.
The following map depicts the area subject to our royalty interest at the Leeville Project:
Goldstrike - SJ Claims (Nevada, USA)
We own a 0.9% NSR royalty on the SJ Claims that covers a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open pit mine operated by a subsidiary of Barrick, at its Goldstrike property. The SJ Claims and the Betze-Post open-pit lie approximately 24 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on State Highway 766 for 19 miles and then on an improved gravel road for five miles.
Barrick estimated that at a $575 gold price, proven and probable reserves related to our royalty interest at the SJ Claims include 52.49 million tons of ore, at an average grade of 0.133 ounces per ton, containing approximately 6.960 million ounces of gold as of December 31, 2007. In addition, Barrick reported mineralized material of 6.82 million tons, at a grade of 0.052 ounces per ton, as of December 1, 2007.

The following map depicts the area subject to our royalty interest at the SJ Claims:
Royalties on Development Stage Properties
The following is a description of our principal royalty interests on development stage properties. There are proven and probable reserves associated with these properties as indicated below. These development stage royalty interests are not currently in production. Reserves for our development stage properties are summarized below in this report in Item 2, Properties — Reserve Information.
Peñasquito Project (Zacatecas, Mexico)
We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito project, located in the State of Zacatecas, Mexico, and operated by Goldcorp. The Peñasquito project is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The project, composed of two main deposits called Peñasco and Chile Colorado, hosts large silver, gold, zinc and lead reserves. The deposits consist of oxide and sulfide portions.
Goldcorp recently reported that construction is progressing at Peñasquito and that several construction milestones were completed during the second calendar quarter of 2008. In May 2008, Peñasquito poured the first gold from the oxide circuit. Accordingly, during our fourth quarter of fiscal 2008, we reclassified our cost basis in the oxide circuit from development stage to production stage. Goldcorp expects production at Peñasquito from the first sulfide circuit by late calendar 2009 and expects the second sulfide circuit to be operational near the end of calendar 2010. The Company anticipates that the sulfide circuits will contribute significant royalty revenue to the Company once the circuits reach commercial production.
Dolores (Chihuahua, Mexico)
We own a 1.25% NSR royalty on gold and a 2.0% royalty on both gold and silver from the Dolores project located in Chihuahua, Mexico, and owned and operated by Minefinders. The Dolores project is located approximately 155 miles west of the city of Chihuahua, Mexico.

Minefinders announced in July 2008 that initial production from the Dolores mine has been delayed until the later portion of third calendar quarter of 2008 due to a blockade that was established in May 2008 by a group of protestors. Minefinders also announced that the revised timing (from mid-July 2008) for the initial production will affect previously released calendar 2008 production estimates, but did not provide updated guidance. The 2.0% NSR royalty becomes effective when the facility has been producing at 75% of its design capacity for three consecutive months. This royalty was acquired as part of the Battle Mountain acquisition on October 24, 2007. Please refer to Item 7, MD&A, of this report for further information.
Pascua-Lama Project (Region III, Chile)
We own a 0.16% to 1.08% sliding-scale NSR royalty on the Pascua-Lama project located on the border of Argentina and Chile, and operated by a subsidiary of Barrick. The Pascua-Lama project is located within 6.25 miles of Barrick’s Valedaro project. The sliding-scale NSR royalty is based upon gold price as shown in the following table.

London PM Monthly Average			NSR
Price of Gold Per Ounce ($U.S.)			Royalty Percentage
Below		$325.00	0.16%
$325.01	–	$350.00	0.22%
$350.01	–	$375.00	0.27%
$375.01	–	$400.00	0.32%
$400.01	–	$500.00	0.56%
$500.01	–	$600.00	0.73%
$600.01	–	$800.00	0.91%
$800.01	–	and above	1.08%
When the average quarterly gold price is between any two price ranges above, the royalty rate is proportional to the change in gold price.
Our royalty interest is applicable to all the gold production from Chile. The Company owns an additional royalty equivalent to 0.216% of proceeds from copper produced in Chile, net of allowable deductions, sold on or after January 1, 2017.

Reserve Information
Table 1 below summarizes proven and probable reserves for gold, silver, copper, zinc and lead that have been reported to us by the operators of our royalty interests as of December 31, 2007. Please refer to pages 27-28 for the footnotes to Table 1.
TABLE 1
Summary of Proven and Probable Gold Reserves(1,2)
Production Stage Royalties
As of December 31, 2007(3)

					Gold
			Tons of	Average Gold	Contained
			Ore	Grade	Ounces
Royalty	Operator	Category	(millions)	(ounces per ton)	(millions) (4)
Cortez GSR1(5)	Barrick	Proven	4.47	0.092	0.410
		Probable	27.70	0.045	1.239
Cortez GSR2(5)	Barrick	Proven	1.30	0.029	0.037
		Probable	10.62	0.022	0.236
Cortez GSR3(5)	Barrick	Proven	5.77	0.078	0.448
		Probable	38.32	0.038	1.475
Cortez NVR1(5)	Barrick	Proven	3.71	0.054	0.201
		Probable	33.53	0.035	1.186
Robinson	Quadra	Proven	96.89	0.007	0.669
		Probable	17.51	0.006	0.103
Taparko TB-GSR1(6)	High River	Reserve	3.70	0.082	0.303	(7,8)
Taparko TB-GSR2(6)	High River	Reserve	3.70	0.082	0.303	(7,8)
Leeville Mining Complex(9)	Newmont	Reserve	5.06	0.427	2.161
Goldstrike—SJ Claims(9)	Barrick	Reserve	52.49	0.133	6.960
Mulatos(10)	Alamos	Proven	6.76	0.061	0.411
		Probable	28.66	0.045	1.278
Bald Mountain(9)	Barrick	Reserve	31.46	0.028	0.889
El Chanate(11)	Capital Gold	Proven	29.42	0.020	0.581
		Probable	14.07	0.018	0.251
Don Mario(12) (LMZ)	Orvana	Reserve	0.56	0.337	0.189	(13)
Williams	Williams	Proven	7.24	0.073	0.528
		Probable	2.69	0.119	0.319
Peñasquito (oxide) (14)	Goldcorp	Proven	46.41	0.006	0.283
		Probable	121.69	0.005	0.367
El Limon	Central Sun	Proven	0.17	0.176	0.030
		Probable	1.35	0.138	0.187

TABLE 1 (Continued)
Summary of Proven and Probable Gold Reserves(1,2)
Development Stage Royalties
As of December 31, 2007(3)

					Gold
				Average Gold	Contained
			Tons	Grade	Ounces
Royalty	Operator	Category	(millions)	(ounces per ton)	(millions)(4)
Peñasquito (sulfide)(14)	Goldcorp	Proven	470.57	0.017	7.855
		Probable	419.09	0.011	4.546
Dolores	Minefinders	Proven	62.42	0.023	1.454
		Probable	47.04	0.021	0.990
Pascua-Lama(15)	Barrick	Proven	35.71	0.053	1.900
		Probable	288.80	0.044	12.700
Taparko TB-GSR3(6,8)	High River	Reserve	6.06	0.082	0.497
Gold Hill(9)	Kinross	Reserve	—	—	0.750	(16)
Marigold(9)	Goldcorp	Reserve	44.59	0.019	0.867
Don Mario(12) (UMZ)	Orvana	Proven	1.18	0.041	0.049
		Probable	4.82	0.041	0.200
Benso	Golden Star	Probable	2.54	0.099	0.252
Summary of Proven and Probable Silver Reserves(1,17)
Production Stage Royalties
As of December 31, 2007(3)

					Silver
				Average Silver	Contained
			Tons	Grade	Ounces
Royalty	Operator	Category	(millions)	(ounces per ton)	(millions)(3)
Peñasquito (oxide) (14)	Goldcorp	Proven	46.41	0.61	28.244
		Probable	75.29	0.48	36.061
Martha	Coeur d’Alene	Proven	0.06	52.95	2.924
		Probable	0.10	54.55	5.369
Troy(6) 7.0% GSR	Revett	Reserve	2.01	1.18	2.379	(18)
6.1% GSR		Reserve	1.73	1.18	2.046
2.0% GSR		Reserve	2.61	1.18	3.085

TABLE 1 (Continued)
Summary of Proven and Probable Silver Reserves(1,17)
Development Stage Royalties
As of December 31, 2007(3)

					Silver
				Average Silver	Contained
			Tons	Grade	Ounces
Royalty	Operator	Category	(millions)	(ounces per ton)	(millions)(3)
Peñasquito (sulfide)(14)	Goldcorp	Proven	470.57	0.99	466.993
		Probable	419.09	0.79	332.561
Dolores	Minefinders	Proven	62.42	1.18	73.415
		Probable	47.041	1.13	53.230
Don Mario(12) (UMZ)	Orvana	Proven	1.18	1.59	1.877
		Probable	4.82	1.30	6.276
Summary of Proven and Probable Copper Reserves(1,19)
Production Stage Royalties
As of December 31, 2007(3)

					Copper
				Average Copper	Contained
			Tons	Grade	Pounds
Royalty	Operator	Category	(millions)	(% Cu)	(millions)(4)
Robinson	Quadra	Proven	96.89	0.61	1,188
		Probable	17.51	1.07	375
Troy(6) 7.0%	Revett	Reserve	1.94	0.54	21	(18)
6.1%		Reserve	1.58	0.54	17
2.0%		Reserve	3.70	0.54	40
Summary of Proven and Probable Zinc Reserves(1,20)
Development Stage Royalties
As of December 31, 2007(3)

					Zinc
				Average Zinc	Contained
			Tons	Grade	Pounds
Royalty	Operator	Category	(millions)	(% Zn)	(millions)(4)
Peñasquito (sulfide)(14)	Goldcorp	Proven	470.57	0.78	7,363
		Probable	419.09	0.65	5,445
Don Mario(12) (UMZ)	Orvana	Proven	1.18	1.62	38
		Probable	4.82	1.47	142

TABLE 1 (Continued)
Summary of Proven and Probable Lead Reserves(1,21)
Development Stage Royalties
As of December 31, 2007(3)

					Lead
				Average Zinc	Contained
			Tons	Grade	Pounds
Royalty	Operator	Category	(millions)	(% Pb)	(millions)(4)
Peñasquito (sulfide)(14)	Goldcorp	Proven	470.57	0.36	3,439
		Probable	419.09	0.29	2,447
Footnotes to Table 1

(1)	Set forth below are the definitions of proven and probable reserves used by the SEC. Some of our royalty operators are Canadian issuers. Their definitions of “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” conform to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of these terms as of the effective date of estimation as required by National Instrument 43-101 of the Canadian Securities Administrators. The Canadian definitions of “reserve,” “proven (measured) reserves,” and “probable (indicated) reserves” are different than those used by the SEC as defined below.

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

(2)	Gold reserves were calculated by the operators at the following per ounce prices: $800 — Taparko; $600 — Dolores; $575 — Cortez, Goldstrike, Bald Mountain, Leeville, Williams and Pascua-Lama; $550 — El Chanate, El Limon and Marigold; $525 — Peñasquito; $500 — Mulatos; $480 — Benso; $400 — Don Mario. Quadra does not use a gold price figure to define reserves as gold is produced as a by-product of copper. No gold price is reported for Gold Hill — see footnote 15.

(3)	Reserves have been calculated by the operators as of December 31, 2007, with the exception of the following properties: Don Mario (UMZ) — October 2006; Benso — April 2007; Peñasquito — June 2007; and El Chanate — October 2007. The reserves at the Don Mario mine for the LMZ as of September 30, 2007, are based on publicly available reserve and production information dated December 5, 2005 and November 29, 2007.

(4)	“Contained ounces” or “contained pounds” do not take into account losses in processing the ore. The amounts shown are 100% of the reserves subject to our royalty interests.

(5)	GSR1, GSR2 and NVR1 reserves are a subset of the reserves covered by GSR3. Upon consummation of the royalty acquisition transaction between Royal Gold and Barrick, the portion of the GSR3 and NVR1 royalties on the Crossroads deposit will be eliminated. As of December 31, 2007, there were no proven and probable reserves associated with the Crossroads deposit. See Item 7, MD&A, for further detail on the transaction.

(6)	Due to the royalty structure at the Taparko and Troy mines, reserves cannot be broken down into proven and probable.

(7)	TB-GSR1 and TB-GSR2 royalties are subject to the same reserve.

(8)	The reserves at Taparko have been adjusted, based on the operator’s gold price assumption of $800 per ounce, to reflect the $35 million cap on the TB-GSR1 royalty. Upon meeting this cap, both the TB-GSR1 and TB-GSR2 royalties cease and the TB-GSR3 royalty becomes effective. The TB-GSR3 reserves represent the remaining reserves after subtracting the reserves associated with TB-GSR1 and TB-GSR2.

(9)	The operators at Goldstrike, Leeville, Bald Mountain, Gold Hill and Marigold did not provide a breakdown of proven and probable reserves.

(10)	The Company’s royalty is subject to a 2.0 million ounce cap on gold production. As of June 30, 2008, approximately 248,000 cumulative ounces of gold have been produced.

(11)	The reserves shown are subject to the Company’s sliding-scale NSR and NPI royalties at El Chanate and were not adjusted to reflect the respective caps. The sliding-scale NSR royalty is capped once payment of approximately $17.0 million have been received while the NPI royalty is capped at $1.0 million

(12)	Don Mario reserves consist of a lower mineralized zone (“LMZ”) and an upper mineralized zone (“UMZ”). A breakdown of proven and probable reserves on the LMZ was not provided by the operator.

(13)	Reserves represent the operator’s reserve estimates as of November 1, 2005, net of 2006 and 2007 annual production as reported by the operator.

(14)	Operator reported reserve estimates by deposit types. A sulfide deposit is one in which the sulfide minerals predominate. An oxide deposit is one in which the oxide minerals predominate.

(15)	Reserves shown represent the area of interest in Chile to which the royalty applies.

(16)	Round Mountain Gold Corporation’s Gold Hill reserves are not separately detailed in their publicly available financial reports. However, Barrick stated in its September 2006 Nevada Mine Tour presentation titled “Barrick in Nevada,” posted on their web site, that as of December 31, 2005, there were 375,000 contained ounces in reserves that represent their 50% share of the project.

(17)	Silver reserves were calculated by the operators at $11.00 per ounce for Martha; $10.00 per ounce for Troy, Peñasquito (sulfide and oxide), and Dolores; and $6.00 per ounce for Don Mario.

(18)	The reserves subject to the 7.0% GSR royalty have been adjusted downward by Royal Gold due to the expectation of meeting the monetary cap of $10.5 million in cumulative payments. Royal Gold used the operator’s December 31, 2007 silver and copper reserve prices of $10.00 per ounce and $2.25 per pound, respectively, to calculate this adjustment.

(19)	Copper reserves were calculated by the operators at $2.50 per pound for Robinson for calendar years 2008 through 2012 and $1.75 for the remainder of the mine life; $2.25 per pound for Troy; and $1.00 for Don Mario (UMZ).

(20)	Zinc reserves were calculated by the operator at $0.80 per pound.

(21)	Lead reserves were calculated by the operator at $0.40 per pound.

Table 2 below summarizes additional mineralization for gold, silver, copper, lead and zinc which have been reported to us by the operators of our royalty interests as of December 31, 2007. Please refer to page 32 for the footnotes to Table 2.
TABLE 2
Gold Additional Mineralized Material(1)
Production Stage Royalties
As of December 31, 2007

				Average Gold
		Additional Mineralized	Tons	Grade
Royalty	Operator	Material	(millions)	(ounces per ton)
Cortez GSR1(3)	Barrick	Measured(2,3)	2.89	0.025
		Indicated(2,3)	29.43	0.020
		Inferred(2,3)	4.33	0.013
Cortez GSR2(3)	Barrick	Measured(2,3)	3.49	0.044
		Indicated(2,3)	24.70	0.039
		Inferred(2,3)	0.94	0.019
Cortez GSR3(3)	Barrick	Measured(2,3)	6.38	0.035
		Indicated(2,3)	54.14	0.028
		Inferred(2,3)	5.26	0.014
Cortez NVR1(3)	Barrick	Measured(2,3)	3.84	0.044
		Indicated(2,3)	28.67	0.037
		Inferred(2,3)	3.38	0.012
Robinson	Quadra	Measured(2,4)	573.00	0.005
		Indicated(2,4)	147.00	0.003
		Inferred(2,4)	89.00	0.002
Taparko	High River	Measured(2)	—	—
		Indicated(2)	2.51	0.082
		Inferred(2)	1.22	0.083
Leeville Mining Complex	Newmont	-(5)	0.64	0.446
Goldstrike—SJ Claims	Barrick	Measured(2)	2.76	0.055
		Indicated(2)	4.06	0.050
		Inferred(2)	—	—
Mulatos(6)	Alamos	Measured(2)	12.31	0.029
		Indicated(2)	58.47	0.027
		Inferred(2)	—	—
Bald Mountain	Barrick	Measured & Indicated(2)	7.64	0.026
		Inferred(2)	—	—
El Chanate	Capital Gold	Measured(2,8)	11.31	0.018
		Indicated(2,8)	32.85	0.020
		Inferred(2,8)	6.15	0.021
Williams	Williams	Measured(2)	1.71	0.090
		Indicated(2)	2.37	0.154
		Inferred(2)	6.21	0.127
Peñasquito (oxide)(7)	Goldcorp	Measured(2)	8.71	0.002
		Indicated(2)	38.25	0.003
		Inferred(2)	45.19	0.004
El Limon	Central Sun	Measured(2)	0.03	0.136
		Indicated(2)	0.39	0.147
		Inferred(2)	—	—

TABLE 2 (Continued)
Gold Additional Mineralized Material(1)
Development Stage Royalties
As of December 31, 2007

				Average Gold
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(ounces per ton)
Peñasquito (sulfide)(7)	Goldcorp	Measured(2)	109.24	0.008
		Indicated(2)	591.71	0.006
		Inferred(2)	1,299.61	0.007
Dolores	Minefinders	Measured & Indicated(2)	7.70	0.090
		Inferred(2)	33.45	0.020
Pascua-Lama	Barrick	Measured(2)	8.16	0.037
		Indicated(2)	62.39	0.035
		Inferred(2)	7.28	0.027
Benso	Golden Star	Measured(2)	—	—
		Indicated(2)	0.45	0.072
		Inferred(2)	0.67	0.099
Silver Additional Mineralized Material(1)
Production Stage Royalties
As of December 31, 2007

				Average Silver
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(ounces per ton)
Peñasquito (oxide)(7)	Goldcorp	Measured(2)	8.71	0.20
		Indicated(2)	38.25	0.21
		Inferred(2)	45.19	0.38
Troy(9)	Revett	Measured(2)	35.16	1.46
		Indicated(2)	10.93	1.05
		Inferred(2)	—	—
Martha	Coeur d’Alene	Measured(2)	0.039	46.33
		Indicated(2)	0.053	29.78
		Inferred(2)	0.072	27.53

Silver Additional Mineralized Material(1)
Development Stage Royalties
As of December 31, 2007

				Average Silver
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(ounces per ton)
Peñasquito (sulfide)(7)	Goldcorp	Measured(2)	109.24	0.65
		Indicated(2)	591.71	0.56
		Inferred(2)	1,299.61	0.38
Dolores	Minefinders	Measured & Indicated(2)	7.70	2.87
		Inferred(2)	33.45	0.82
Copper Additional Mineralized Material(1)
Production Stage Royalties
As of December 31, 2007

		Additional	Tons	Average Copper
Royalty	Operator	Mineralized Material	(millions)	Grade (%)
Robinson	Quadra	Measured(2)	573.00	0.43
		Indicated(2)	147.00	0.30
		Inferred(2)	89.00	0.28
Troy(9)	Revett	Measured(2)	35.16	0.72
		Indicated(2)	10.93	0.46
		Inferred(2)	—	—
Lead Additional Mineralized Material(1)
Development Stage Royalties
As of December 31, 2007

				Average Lead
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(%)
Peñasquito (sulfide)(7)	Goldcorp	Measured(2)	109.24	0.24
		Indicated(2)	591.71	0.20
		Inferred(2)	1,299.61	0.08

TABLE 2 (Continued)
Zinc Additional Mineralized Material(1)
Development Stage Royalties
As of December 31, 2007

				Average Zinc
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(%)
Peñasquito (sulfide)(7)	Goldcorp	Measured(2)	109.24	0.67
		Indicated(2)	591.71	0.55
		Inferred(2)	1,299.61	0.50
Footnotes to Table 2

(1)	Mineralized material is that part of a mineral system that has potential economic significance but cannot be included in the proven and probable ore reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based upon such work have been resolved. The SEC does not recognize this term. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

(2)	Some of our royalty operators are Canadian issuers. Their definitions of “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” conforms to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of those terms as of the effective date of estimation, as required by National Instrument 43-101 of the Canadian Securities Administrators. Mineral resources which are not mineral reserves do not have economic viability. Canadian issuers use the terms “mineral resources” and its subcategories “measured,” “indicated” and “inferred” mineral resources. While such terms are recognized and required by Canadian regulations, the SEC does not recognize them. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

(3)	GSR1, GSR2 and NVR1 additional mineralized material are a subset of the additional mineralized material covered by GSR3. Upon consummation of the royalty acquisition transaction between Royal Gold and Barrick, the portion of the GSR3 and NVR1 royalties on the Crossroads deposit will be eliminated. Approximately 60% of the additional mineralized material reported as of December 31, 2007, lies within the Crossroads deposit.

(4)	Additional mineralized material does not include reserves, except at Robinson at the request of the operator.

(5)	The operator reported additional mineralization as non-reserve material but did not provide a breakdown measured, indicated and inferred material.

(6)	In June 2008, figures for measured additional mineralized material at Mulatos were corrected from 19.07 tons, at a grade of 0.040 ounces per ton, to 12.31 tons at a grade of 0.029 ounces per ton. Indicated additional mineralized material was corrected from 87.13 tons, at a grade of 0.033 ounces per ton, to 58.47 tons, at a grade of 0.027 ounces per ton. These corrections reflect the operator’s inclusion of reserves in their initial additional mineralized material figure for calendar year end 2007.

(7)	Operator has reported estimates by deposit types. An oxide deposit is one in which the oxide minerals predominate. A sulfide deposit is one in which the sulfide minerals predominate.

(8)	Includes additional mineralized material subject to the sliding-scale NSR and NPI royalty interests at El Chanate.

(9)	Additional mineralized material shown is subject to the Company’s 2.0% GSR royalty at Troy.
NOTE: Additional mineralization is not shown for the Don Mario, Gold Hill and Marigold mines. At Don Mario, figures for the reported additional mineralization for the LMZ have not been updated since the operator’s 2005 model, detailed in their December 5, 2005 press release. Due to the age of the model, Royal Gold has not listed these figures. For the UMZ at Don Mario, all additional mineralization is covered in the design of the existing pit. Figures for Gold Hill and Marigold are not shown because the operator has not reported additional mineralization pertaining to our royalty interest.

Royalties on Exploration Stage Properties
For a listing of the Company’s interests in royalties on exploration stage properties, please refer to Item 1, Business, of this report. There are no proven and probable reserves associated with these properties at this time.
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
After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with the United States of America intending to settle their liability for the United States of America’s past and future clean-up costs incurred at the Site. Based on the minimal volume of allegedly hazardous waste that Royal Resources, Inc. disposed of at the Site, our share of the $25.3 million settlement amount was $0.1 million, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States of America on May 9, 2003. The United States of America may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States of America’s total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million. We believe our potential liability with the United States of America to be a remote possibility.
At present, Royal Gold is considering entering into a de minimis settlement with the State of California. The date for accepting a settlement was extended indefinitely by the State of California pending preparation of settlement documentation by the State. Such settlement will result in a final conclusion regarding the Company’s responsibility to address the matter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the quarter ended June 30, 2008. Results from our annual meeting will be described in Part II, Item 4 of our report that will be filed on Form 10-Q for the quarter ending December 31, 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Current Stockholders
Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “RGLD” and on the Toronto Stock Exchange under the symbol “RGL.” The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for the common stock on NASDAQ, for each quarter since July 1, 2005.

		Sales Prices
Fiscal Year:		High	Low
2006	First Quarter (July, Aug., Sept. — 2005)	$30.20	$18.74
	Second Quarter (Oct., Nov., Dec. — 2005)	$35.69	$20.95
	Third Quarter (Jan., Feb., March — 2006)	$41.66	$27.01
	Fourth Quarter (April, May, June — 2006)	$37.50	$23.00

2007	First Quarter (July, Aug., Sept. — 2006)	$31.82	$25.67
	Second Quarter (Oct., Nov., Dec. — 2006)	$37.50	$24.12
	Third Quarter (Jan., Feb., March — 2007)	$36.50	$29.31
	Fourth Quarter (April, May, June — 2007)	$30.87	$23.25

2008	First Quarter (July, Aug., Sept. — 2007)	$34.36	$23.85
	Second Quarter (Oct., Nov., Dec. — 2007)	$35.39	$26.54
	Third Quarter (Jan., Feb., March — 2008)	$35.42	$27.51
	Fourth Quarter (April, May, June — 2008)	$32.93	$26.87
As of August 13, 2008, there were 1,001 shareholders of record of our common stock.
Dividends
We have paid a cash dividend on our common stock for each calendar year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.
For calendar year 2008, we announced an annual dividend of $0.28 per share of common stock, payable in four quarterly payments of $0.07 each. The first payment of $0.07 per share was made on
January 18, 2008, to shareholders of record at close of business on January 4, 2008. The second payment of $0.07 per share was made on April 18, 2008, to shareholders of record at the close of business on April 4, 2008. The third payment of $0.07 per share was made on July 18, 2008, to shareholders of record at the close of business on July 3, 2008. We anticipate paying the fourth payment of $0.07 per share on October 17, 2008, to shareholders of record at the close of business on October 3, 2008.
For calendar year 2007, we paid an annual dividend of $0.26 per share of common stock, in four quarterly payments of $0.065 each. We paid the first payment of $0.065 per share on January 19, 2007, to shareholders of record at the close of business on January 5, 2007. We paid the second payment of $0.065 per share on April 20, 2007, to shareholders of record at the close of business on April 5, 2007. We paid the third payment of $0.065 per share on July 20, 2007 to shareholders of record at the close of business on July 6, 2007. We paid the fourth payment of $0.065 per share on October 19, 2007, to shareholders of record at the close of business on October 5, 2007.
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

We currently plan to pay dividends on a calendar year basis, subject to the discretion of our board of directors. However, our board of directors may determine not to declare a dividend based on a number of factors including the gold price, economic and market conditions and the financial needs of opportunities that might arise in the future.
Sales of Unregistered Securities
We did not make any unregistered sales of our securities during the fiscal year ended June 30, 2008.
ITEM 6. SELECTED FINANCIAL DATA
Selected Statements of Operations Data

	For The Fiscal Years Ended June 30,
Amounts in thousands, except per share data	2008	2007	2006	2005	2004
Royalty revenue	$69,393	$48,357	$28,380	$25,302	$21,353
Costs of operations	3,819	3,265	2,288	1,847	1,513
General and administrative expense	7,208	5,824	5,022	3,695	2,923
Exploration and business development	4,079	2,493	3,397	1,893	1,392
Depreciation, depletion and amortization	18,364	8,269	4,261	3,205	3,314
Current and deferred tax expense	12,926	9,549	5,101	4,102	3,654
Net income	26,108	19,720	11,350	11,454	8,872
Net income available to common stockholders	21,320	19,720	11,350	11,454	8,872
Basic earnings per share	0.69	0.79	0.50	0.55	0.43
Diluted earnings per share	0.68	0.79	0.49	0.54	0.42
Common dividends declared per share(1)	0.28	0.25	0.22	0.19	0.15

(1)	The 2008, 2007, 2006, 2005 and 2004 calendar year dividends were $0.28, $0.26, $0.22,$0.20 and $0.15, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our common dividends.
Selected Balance Sheet Data

	For The Fiscal Years Ended June 30,
Amounts in thousands	2008	2007	2006	2005	2004
Total assets	$546,284	$356,649	$171,765	$102,158	$93,215
Working capital	204,108	90,995	81,452	53,330	49,460
Royalty interests in mineral properties, net	300,670	215,839	84,590	44,817	40,326
Note payable	15,750	15,750	—	—	—
Other long-term liabilities	504	98	98	97	103
Net deferred tax liabilities	26,034	5,911	6,683	7,426	7,772

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Royal Gold and its subsidiaries. This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three fiscal years ended June 30, 2008, 2007 and 2006.
Overview
Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the 2008 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our producing stage royalty interests. The price of gold and other metals have fluctuated widely in recent years. The average price of gold per ounce during our fiscal year 2008, 2007 and 2006 was $821, $638 and $527, respectively. The marketability and the price of gold are influenced by numerous factors beyond the control of the Company and may have a material and adverse effect on the Company’s results of operations and financial condition.
The increase in the average gold price, the continued ramp-up of gold production at the Taparko and Leeville mines, increased production at Robinson and Leeville, and production from the recently acquired Battle Mountain royalties, contributed to royalty revenue of $69.4 million during the fiscal year ended June 30, 2008, compared to royalty revenue of $48.4 million during the fiscal year ended June 30, 2007. The increase in our royalty revenue during the fiscal year 2008 was slightly offset due to a decrease in production at the Cortez and certain other of our principal producing royalties.
Please see Part I, Item 1, Business, and Part I, Item 2, Properties, of this Annual Report on Form 10-K for discussion on Royal Gold’s producing, development stage and exploration stage royalty interests.
Royalty Acquisitions
Marigold and El Chanate
On February 20, 2008, we acquired three royalties from AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold’), a wholly-owned subsidiary of AngloGold Ashanti North America Inc., for $13.75 million. The first royalty is a 2.0% NSR royalty on the Marigold mine, located on the Battle Mountain-

Eureka trend in Nevada, and operated by Goldcorp. The second royalty is a 2.0-4.0% sliding-scale NSR royalty on the El Chanate mine, located in Sonora, Mexico, and operated by Capital Gold. The third royalty is a 10.0% NPI royalty, also on the El Chanate mine. The sliding-scale royalty is capped once payments of approximately $17.0 million have been received while the 10.0% NPI royalty is capped at $1.0 million.
The Marigold mine is a large scale, open-pit, heap leach operation. The 2.0% NSR royalty interest burdens the majority of six sections of land, containing a number of open pits, but does not cover the current mining area in the Basalt/Antler area. Approximately 38% of the current reserves are covered by this royalty. According to Goldcorp’s December 31, 2007, reserve statement, reserves subject to our royalty include 44.59 million tons of ore, at a grade of 0.019 ounces per ton, containing about 0.867 million ounces of gold. We estimate this royalty will begin generating royalty revenue in calendar 2011 when mining operations move into areas covered by our royalty interests. The Marigold 2.0% NSR royalty is classified as a development stage royalty interest on the Company’s consolidated balance sheets.
According to Capital Gold’s reserve statement on September 4, 2007, El Chanate contains proven and probable reserves of 43.5 million tons of ore, at a grade of 0.019 ounces per ton, containing about 832,000 ounces of gold. The open-pit mine and heap leach operation commenced production in mid-2007 and Capital Gold estimates production of approximately 60,000 ounces of gold in calendar 2008, with a potential expansion to 100,000 ounces per year in calendar 2009. The El Chanate sliding-scale royalty pays at a rate of 2.0% when the average gold price is below $300 per ounce, 3.0% when the gold price is between $300 and $350 per ounce, and 4.0% when the gold price is above $350 per ounce. Including royalty payments made to AngloGold, there have been cumulative payments made on the sliding-scale NSR royalty of $1.1 million, resulting in $15.9 million remaining under the $17.0 million cap as of June 30, 2008. There have been no payments made on the NPI royalty as of June 30, 2008; however, the Company has accrued approximately $0.5 million as of June 30, 2008, for the NPI royalty based on information received from Capital Gold. The NPI royalty is payable in February 2009. The El Chanate sliding-scale and NPI royalties are classified as production stage royalty interests on the Company’s consolidated balance sheets.
Benso
On December 7, 2007, Royal Gold paid $1.875 million to FairWest Energy in exchange for a 1.5% NSR royalty on gold produced from the Benso concession in the Western Region of the Republic of Ghana, West Africa. The Benso concession, controlled by Golden Star, is located approximately 25 miles south of Golden Star’s Wassa mine. Golden Star has reported that, as of June 15, 2007, the project contains 252,000 ounces of probable reserves, consisting of 2.54 million tons of ore, at a grade of 0.099 ounces per ton. The operator expects production to commence during the third quarter of calendar 2008. The Benso royalty is classified as a development stage royalty interest on the Company’s consolidated balance sheets.
Other developments
Please also see the “Liquidity and Capital Resources” section below within this Item 7 for discussion of our Preferred Stock offering, credit facility amendment, stock repurchase program and other recent liquidity and capital developments.
Agreement to acquire Barrick royalty portfolio
On July 30, 2008, we entered into a definitive agreement to acquire a portfolio of royalties from Barrick in exchange for net cash consideration of $150 million and a restructuring of certain Royal Gold royalty positions at Cortez, which is operated by Barrick. The Barrick royalty portfolio consists of royalties on 77 properties, including eight producing royalties, two development stage projects and 67 exploration stage properties. Eighteen of the exploration stage projects are considered to be in an evaluation stage as these properties are engaged in the search for reserves but currently contain additional mineralized material. Over 75% of the portfolio consists of precious metals royalties and complements our existing geographical royalty positions with significant growth into Canada and Australia.
We will pay Barrick net cash of $150 million and reduce certain of our royalty positions at Cortez, which are described further in Item 2, Properties, of this Annual Report on Form 10-K. The restructuring of certain Cortez royalty positions includes the reduction of the GSR2 sliding-scale royalty rate ranging from 0.72%-9.0%, to match the current GSR1 sliding-scale royalty rate ranging from 0.40%-5.0%. In addition, we will also eliminate our interest in the 0.71% GSR3 and the NVR1 (non-consolidated minority interest portion) royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez. Barrick has announced that it is currently investing exploration and engineering resources to advance the development of the Crossroads deposit and is targeting over 1.0 million ounces of reserves by calendar year end 2008. The GSR3 and NVR1 royalties which cover areas outside of the Crossroads deposit will not be affected by this transaction. GSR2, as reduced, will continue to apply to the Crossroads deposit.
The royalty portfolio, which was assembled by Barrick and various predecessor companies, including Placer Dome, Lac Minerals, AurionGold, Delta Gold and Plutonic generated approximately $12 million in royalty revenue in calendar 2007. The Company expects royalty revenues to grow within this portfolio, assuming current commodity prices and as development stage projects commence production. The key assets in the Barrick royalty portfolio include the following properties:
Mulatos—A sliding-scale NSR royalty currently paying 3.5% on Alamos’ Mulatos mine. We currently own a 0.30%-1.50% sliding-scale NSR royalty on the property. This acquisition consolidates the Mulatos royalty and increases our current royalty interest from 1.5% to 5.0%, at current commodity prices. The royalty is capped at 2.0 million gold ounces of production and approximately 248,000 gold ounces have been produced through June 30, 2008;
Malartic—A 2.0%-3.0% sliding-scale NSR royalty on the Canadian Malartic gold project, owned by Osisko Mining Corporation (“Osisko”). Osisko anticipates releasing additional mineralized material estimates on Malartic in the third calendar quarter of 2008 and expects to complete feasibility work in the fourth calendar quarter of 2008. The royalty is subject to a buy down right and a right of first refusal;
Siguiri—A sliding-scale NSR royalty currently paying 1.875% on the Siguiri gold mine in Guinea, West Africa, operated by AngloGold Ashanti. The royalty is capped on a dollar basis and approximately $15 million remains to be paid;
Mt. Goode/Cosmos—A 1.5% NSR royalty covering a portion of Xstrata’s Cosmos nickel mine in Australia. A large portion of the royalty interest is located to the south of the Cosmos and Cosmos Deeps ore bodies and includes potential future production from identified mineralization, including Tapinos, Prospero and AM2 deposits; and
Allan—A 40% interest in a sliding-scale royalty on Potash Corporation of Saskatchewan’s potash mine located in Canada. The royalty is currently paying at a rate of $1.44 per ton relative to production, subject to reductions based on annual production.
The purchase price for the acquisition will be paid from cash on hand at closing. The acquisition is subject to customary closing conditions and is expected to close on October 1, 2008.
Proposed Acquisition of Royalties at Limpopo Platinum Project
On April 3, 2008, Royal Gold entered into a letter of intent to acquire two royalties from MinEx Projects Pty Ltd (“MinEx”) on the Limpopo platinum project in South Africa for $19.25 million. The first royalty is a fixed 0.704% NSR royalty on the producing Messina lease area and the second royalty in a 1.5% NSR on the non-producing Dwaalkop lease area, both of which are located within the Limpopo project area approximately 120 miles north of Johannesburg, South Africa. The transaction is subject to definitive documentation, completion of due diligence, and board approval, and acquisition of the Dwaalkop royalty is subject to a right of first refusal. The letter of intent is binding and governed by the laws of the Republic of South Africa.
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
As part of the acquisition of Battle Mountain, we acquired thirteen royalty interests in various stages of production, development or exploration. The Company recognized approximately $2.8 million in royalty revenue associated with the acquired Battle Mountain production stage royalty interests from the date of acquisition through June 30, 2008.
The key royalty interest acquired in the Battle Mountain acquisition was a 1.25% NSR royalty on gold and a 2.0% NSR royalty on both gold and silver from the Dolores project, located in Chihuahua, Mexico, and owned and operated by Minefinders. The 2.0% NSR royalty becomes effective when the facility has been producing at 75% of its design capacity for three consecutive months. In February 2006, Minefinders received an optimized bankable feasibility study and approved the mine construction on the Dolores project. Minefinders announced in July 2008 that initial gold and silver pours from the Dolores mine have been delayed until the later portion of third calendar quarter of 2008. The mine plan estimates a 12 year mine life.
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
Operators’ Production Estimates by Royalty for Calendar 2008
We received production estimates from the operators of our producing mines during the first calendar quarter of 2008. The following table shows such production estimates for calendar 2008 as well as the actual production reported to us by the various operators for the six months ended June 30, 2008. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.
Operators’ Production Estimate by Royalty for Calendar 2008 and Reported Production
For the period January 1, 2008 through June 30, 2008

	Calendar 2008 Operator’s Production			Reported Production through
	Estimate(1)			June 30, 2008(2)
	Gold	Silver	Copper	Gold	Silver	Copper
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Cortez GSR1	316,000	—	—	141,448	—	—
Cortez GSR2(3)	51,000	—	—	20,362	—	—
Cortez GSR3(3)	367,000	—	—	161,810	—	—
Cortez NVR1(3)	242,000	—	—	86,120	—	—
SJ Claims	792,000	—	—	327,804	—	—
Leeville	415,000	—	—	212,679	—	—
Taparko	91,000	—	—	27,280	—	—
Peñasquito(4)	67,000	2.3 million	—	1,618	91,601	—
Dolores(5)	40,000	1.0 million	—	—	—	—
Don Mario(6)	N/A	—	—	41,162	—	—
Williams	126,000	—	—	68,092	—	—
El Limon	43,000	—	—	21,210	—	—
Bald Mountain	28,000	—	—	17,293	—	—
Mulatos	120,000	—	—	68,588	—	—
El Chanate(7)	50,000	—	—	20,906	—	—
Benso	25,000	—	—	—	—	—
Martha(8,9)	—	3.2 million	—	—	1.8 million	—
Robinson(9,10)	115,000	—	150 million	67,716	—	77.6 million
Troy(11)	—	1.4 million	12.5 million	—	448,732	4.4 million

(1)	There can be no assurance that these production estimates will be achieved. Please refer to our cautionary language regarding forward looking statements and to the risk factors identified in Part I, Item 1A, of this Annual Report on Form 10-K for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2008 through June 30, 2008, as reported to us by the operators of the mines.

(3)	Upon the consummation of the royalty acquisition transaction between Royal Gold and Barrick, GSR2 will be reduced to match the royalty rate of GSR1 and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez will be eliminated. None of the production estimates shown are attributable to the Crossroads deposit.

(4)	Reported production estimate relates to the oxide circuit. Goldcorp recently reported that construction is progressing at Peñasquito and that several construction milestones were completed during the second calendar quarter of 2008. In May 2008, Peñasquito poured the first gold from the oxide circuit. Goldcorp expects production at Peñasquito from the first sulfide circuit by late calendar 2009 and expects the second sulfide circuit to be operational near the end of calendar 2010.

(5)	Minefinders announced in July 2008 that initial production from the Dolores mine has been delayed until the later portion of third calendar quarter of 2008 due to a blockade that was established in May 2008 by a group of protestors. Minefinders also announced that the revised timing (from mid-July 2008) for the initial production will affect previously released calendar 2008 production estimates, but did not provide updated guidance.

(6)	The operator at Don Mario did not provide us a production estimate for calendar 2008.

(7)	Reported production is for the period from the date of acquisition through June 30, 2008.

(8)	Recovered metal contained in concentrate and subject to third party treatment charges and recovery losses.

(9)	As discussed in Coeur d’Alene’s National Instrument 43-101 report of the Canadian Securities Administration filed as of December 31, 2007, it was estimated that the Martha mine would produce approximately 5.0 million ounces of silver during calendar 2008. During the second calendar quarter of 2008, Coeur d’Alene announced that estimated production at the Martha mine would be approximately 3.2 million ounces of silver for calendar 2008. The Company has revised Martha production herein accordingly.

(10)	As a result of strong performance at Robinson through the first six months of calendar 2008, Quadra announced in July 2008 that it increased its 2008 annual metal production guidance from 130 million pounds to 150 million pounds of copper and from 100,000 ounces to 115,000 ounces of gold.

(11)	Recovered metal contained in concentrate and subject to third party recovery losses.
The following table discloses historical production for the properties that are subject to our royalty interests, as reported to us by the operators of the mines, for the past three fiscal years:
Historical Production(1) by Royalty
For the Fiscal Years Ended June 30,

Royalty	Metal	2008		2007		2006
Cortez GSR1	Gold	400,396	oz.	502,626	oz.	598,974	oz.
Cortez GSR2	Gold	35,752	oz.	7,647	oz.	—
Cortez GSR3	Gold	436,148	oz.	510,273	oz.	598,974	oz.
Cortez NVR1	Gold	127,198	oz.	291,963	oz.	263,223	oz.
Robinson	Gold	120,873	oz.	80,603	oz.	13,082	oz.
SJ Claims	Gold	698,488	oz.	950,462	oz.	1.0 million	oz.
Leeville	Gold	360,811	oz.	230,458	oz.	83,696	oz.
Bald Mountain	Gold	50,141	oz.	109,515	oz.	126,317	oz.
Mulatos	Gold	120,933	oz.	103,262	oz.	23,912	oz.
Taparko(2)	Gold	36,078	oz.	N/A		N/A
El Chanate(3)	Gold	20,906	oz.	N/A		N/A
Don Mario(4)	Gold	63,419	oz.	N/A		N/A
El Limon(4)	Gold	28,385	oz.	N/A		N/A
Williams(4)	Gold	105,898	oz.	N/A		N/A
Troy	Silver	744,008	oz.	1.0 million	oz.	884,528	oz.
Martha	Silver	3.2 million	oz.	2.9 million	oz.	2.3 million	oz.
Troy	Copper	7.1 million	lbs.	9.6 million	lbs.	7.1 million	lbs.
Robinson	Copper	139.0 million	lbs.	116.9 million	lbs.	27.2 million	lbs.

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, through June 30, 2008, as reported to us by the operators of the mines.

(2)	Production commenced during the quarter ended September 30, 2007.

(3)	Royalty was acquired in February 2008.

(4)	Royalty was acquired on October 24, 2007, as part of the acquisition of Battle Mountain.

Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company’s fiscal year beginning July 1, 2009. The Company is evaluating the impact, if any, the adoption of SFAS 161 could have on its financial statements.
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
In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively for tax benefits on dividends declared in our fiscal year beginning July 1, 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which allows entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning July 1, 2008, and interim periods within the fiscal year. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other accounting standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability between participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008, and interim periods within the fiscal year. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on July 1, 2007. Refer to Note 11 for a discussion regarding the effect of adopting FIN 48.
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
Our most critical accounting estimates relate to our assumptions regarding future gold prices and the estimates of reserves and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions.
Royalty Interests in Mineral Properties
As of June 30, 2008, the net carrying value of royalty interests in mineral properties was approximately $300.7 million. Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under the FASB Statement of Financial Account Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacements of FASB Statement No. 125, or a derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
Acquisition costs of production and development stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future. Exploration costs are expensed when incurred.
Royalty Revenue
For the fiscal year ended June 30, 2008, we recognized royalty revenue of approximately $69.4 million. Royalty revenue is recognized pursuant to guidance in Staff Accounting Bulletin No. 104, Revenue Recognition for Financial Statements. Revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectability of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.
Revenue recognized pursuant to the Robinson royalty agreement is based upon three percent of revenue received by the operator of the mine, Quadra, for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra’s concentrate sales contracts with third-party smelters, in general, provide for an initial payment based upon provisional assays and quoted metal prices at the date of shipment. Final true up payments are subsequently based upon final assays and market metal prices set on a specified future dates, typically one to three months after the date the concentrate arrives at the third-party smelter (which generally occurs three to six months after the shipment date from the Robinson mine).
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
Liquidity and Capital Resources
Overview
At June 30, 2008, we had current assets of $211.4 million compared to current liabilities of $7.3 million for a current ratio of 29 to 1. This compares to current assets of $95.7 million and current liabilities of $4.7 million at June 30, 2007, resulting in a current ratio of approximately 20 to 1. Our current ratio increased during the period primarily due to an increase in cash and equivalents, which was largely due to net proceeds received from the issuance of preferred stock related to our November 2007 preferred stock offering, discussed below, of approximately $111.1 million as well as cash received during the fiscal year 2008 from royalty revenue of approximately $62.1 million. This increase in cash and equivalents was partially offset by cash paid as part of the acquisition of Battle Mountain of approximately $3.4 million, cash paid for common and preferred stock dividends of approximately $11.1 million and cash paid during the period for royalty acquisitions and income taxes of approximately $16.2 million and $13.3 million, respectively.
During the fiscal year ended June 30, 2008, liquidity needs were met from $69.4 million in royalty revenues (including $1.4 million of minority interest royalty revenue), net proceeds from issuance of preferred stock related to our November 2007 preferred stock offering of approximately $111.1 million, our available cash resources and interest and other income of $6.7 million. Also during the fiscal year ended June 30, 2008, our total assets increased to $546.3 million compared to $356.6 million at June 30, 2007. The increase was primarily attributable to net cash proceeds received from our November 2007 preferred stock offering of approximately $111.1 million and the preliminary allocation of approximately $85.5 million in royalty interests in mineral properties as part of the Battle Mountain acquisition. At June30, 2008, our cash and equivalents as shown on the consolidated balance sheets were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. We are not invested in auction rate securities. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.
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
Recent Liquidity and Capital Resource Developments
Stock Repurchase Program
On January 25, 2008, the Company announced that its board of directors authorized the repurchase of up to $30.0 million of its common stock in the open market through March 31, 2008. The timing and number of shares repurchased through March 31, 2008, depended on market conditions and other corporate considerations. As of March 31, 2008, the Company repurchased 196,986 common shares, at an average price of $28.00 per common share for a total cost of approximately $5.5 million. The common share repurchases were funded through cash and cash equivalents. The total cost to reacquire the 196,986 common shares was included in Treasury Stock on the Company’s consolidated balance sheets as of March 31, 2008. The repurchase program, pursuant to the January 25, 2008, announcement, ended on March 31, 2008.
On April 2, 2008, the Company retired the 196,986 common shares repurchased, pursuant to the January 25, 2008, repurchase announcement. The 196,986 common shares retired have been returned to the Company’s authorized but unissued amount of common stock. Also, on June 20, 2008, the Company retired the remaining 229,224 common shares held as treasury stock. The 229,224 common shares retired have been returned to the Company’s authorized but unissued amount of common stock. As of June 30, 2008, the Company has zero common shares included in treasury stock.
Amendment to Credit Facility
On January 3, 2008, the Company entered into an amendment of its existing credit facility with HSBC Bank USA, National Association. The amendment extends the maturity date of the credit facility two years from December 31, 2010 to December 31, 2012. The amendment also updated the assumptions used in the calculation of the borrowing base, which included an increase in the metal price assumption of gold and added a metal price assumption for silver. The borrowing base calculation is recalculated as of April 15 and October 15 each year. As of June 30, 2008, the Company’s borrowing capacity under the credit facility was $70.8 million. Please refer to Note 6 of the notes to the consolidated financial statements for a further discussion on the credit facility.
Common Stock Dividend Increase
On November 14, 2007, the Company announced that its board of directors increased the Company’s annual (calendar year) common stock dividend from $0.26 per share to $0.28 per share, payable on a quarterly basis of $0.07 per share of common stock, beginning with the quarterly dividend paid on January 18, 2008.

Mandatory Convertible Preferred Stock Offering
On November 9, 2007, the Company completed an offering of 1,150,000 shares of 7.25% mandatory convertible preferred stock (the “Preferred Stock”) at a price of $100.00 per share, less underwriter discounts and other related expenses, resulting in net proceeds of $111.1 million. Dividends on the Preferred Stock were payable on a cumulative basis when, as and if declared by our board of directors at an annual rate of 7.25% per share on the liquidation preference of $100 per share. We were to pay dividends in cash, common stock or a combination thereof, on February 15, May 15, August 15 and November 15 of each year to and including November 15, 2010, commencing on February 15, 2008.
Under the original terms of the Preferred Stock offering, each share of the Preferred Stock was to automatically convert on November 15, 2010, into between 2.8335 and 3.4002 shares of our common stock, subject to anti-dilution adjustments. At any time prior to November 15, 2010, holders may have elected to convert each share of the Preferred Stock into shares of our common stock at the minimum conversion rate of 2.8335 shares of common stock per share of the Preferred Stock, subject to anti-dilution adjustments. At any time prior to May 15, 2008, we may have, at our option, caused the conversion of all, but not less than all, of the Preferred Stock into shares of our common stock at the provisional conversion rate described within the Preferred Stock offering. However, we could not elect to exercise our provisional conversion right if, on or prior to May 15, 2008, we completed a material transaction involving the acquisition of assets or a business with a purchase price of $100 million or more.
On January 10, 2008, the Company’s board of directors declared the regular quarterly dividend for the first dividend period of $1.9333 per share of the Preferred Stock. The dividend was paid on February 15, 2008, to preferred shareholders of record at the close of business on February 1, 2008. The preferred dividend of $2.2 million was paid in cash.
On January 25, 2008, the Company announced that it exercised its provisional conversion right for all of the issued and outstanding shares of its Preferred Stock. As part of the provisional conversion right, each share of the Preferred Stock was converted into shares of our common stock on March 10, 2008 (the “Conversion Date”), based on the average closing price per common share on the Nasdaq over a 20 consecutive trading day period, which ended on March 5, 2008, as provided in the Certificate of Designations of the Preferred Stock. The average closing price over the 20 consecutive trading day period was $29.78 and each outstanding share of Preferred Stock was automatically converted into 3.4589 shares of common stock on the Conversion Date. The Company issued 3,977,683 shares of its common stock upon conversion of the Preferred Stock.
In connection with the conversion, all accrued and unpaid dividends on the Preferred Stock up to the Conversion Date were paid in cash at $0.5035 per share of Preferred Stock, or $0.6 million, to holders of record on the Conversion Date. Trading of the Preferred Stock on the NASDAQ was suspended at the close of business on March 5, 2008, and the Preferred Stock was de-listed on March 24, 2008. The conversion of the Preferred Stock into shares of our common stock simplified our capital structure and will significantly reduce our cost of capital due to the elimination of the 7.25% after tax Preferred Stock dividend payment. The Company applied a contingent beneficial conversion feature model to account for the provisional conversion of the Preferred Stock during its third fiscal quarter of 2008, which resulted in the Company recognizing a deemed dividend of $2.0 million during our fiscal year 2008. There were no tax consequences to the Company upon conversion of the Preferred Stock.
Acquisition of Battle Mountain Gold Exploration Corp.
On October 24, 2007, we acquired 100% of the issued and outstanding capital stock of Battle Mountain in a transaction whereby our wholly-owned subsidiary, Royal Battle Mountain, Inc., was merged with and into Battle Mountain, with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold, for aggregate consideration consisting of 1.14 million shares of our common stock and approximately $3.4 million in cash. At the time of acquisition, Battle Mountain had approximately $1.4 million in cash. Please refer to Note 2 of the notes to consolidated financial statements and “Other Developments” in this MD&A for further discussion on the acquisition of Battle Mountain.
Contractual Obligations
Our contractual obligations as of June 30, 2008, are as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Note payable(1)	$17,732	$529	$17,203	$—	$—
Operating leases	904	186	631	87	—
Other long-term obligations	94	26	53	15	—

Total	$18,730	$741	$17,887	$102	$—

(1)	Amounts represent principal ($15.75 million) and estimated interest payments ($2.0 million) assuming no early extinguishment.
For information on our contractual obligations, see Notes 7 and 15 of the notes to consolidated financial statements under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.
Results of Operations
Fiscal Year Ended June 30, 2008, Compared with Fiscal Year Ended June 30, 2007
For the fiscal year ended June 30, 2008, we recorded net income of $26.1 million, or $0.69 per basic share and $0.68 per diluted share (after adjustments for preferred stock dividends and deemed dividends), compared to net income of $19.7 million, or $0.79 per basic share and diluted share, for the fiscal year ended June 30, 2007.
For fiscal year 2008, we received total royalty revenue of $69.4 million (including $1.4 million of minority interest), at an average gold price of $821 per ounce, compared to royalty revenue of $48.4 million (including $1.5 million of minority interest), at an average gold price of $638 per ounce for fiscal year 2007. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2008 compared to fiscal year 2007 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Fiscal Years Ended June 30, 2008 and 2007
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended			Fiscal Year Ended
		June 30, 2008			June 30, 2007
		Royalty	Reported		Royalty	Reported
Royalty	Metal	Revenue	Production(1)		Revenue	Production(1)
Cortez	Gold	$25,085	436,148	oz.	$21,486	510,273	oz.
Robinson		$16,576			$12,573
	Gold		120,873	oz.		80,603	oz.
	Copper		139.0 million	lbs.		116.9 million	lbs.
Taparko(2)	Gold	$7,435	36,078	oz.	N/A	N/A
Leeville	Gold	$5,570	360,811	oz.	$2,661	230,458	oz.
Goldstrike — SJ Claims	Gold	$5,086	698,488	oz.	$5,463	950,462	oz.
Troy		$2,536			$3,067
	Silver		744,008	oz.		1.0 million	oz.
	Copper		7.1 million	lbs.		9.6 million	lbs.
Mulatos	Gold	$1,521	120,933	oz.	$1,012	103,262	oz.
Don Mario(3)	Gold	$1,430	63,419	oz.	N/A	N/A
El Chanate(4)	Gold	$1,081	20,906	oz.	N/A	N/A
Martha	Silver	$983	3.2 million	oz.	$714	2.9 million	oz.
El Limon(3)	Gold	$708	28,385	oz.	N/A	N/A
Williams(3)	Gold	$613	105,898	oz.	N/A	N/A
Bald Mountain	Gold	$607	50,141	oz.	$1,281	109,515	oz.
Gold Hill	Gold	$100	N/A		$100	N/A
Peñasquito (oxide)		$59			N/A	N/A
	Gold		1,618	oz.	N/A	N/A
	Silver		91,601	oz.	N/A	N/A
Joe Mann(3)	Gold	$3	138		N/A	N/A
Total Revenue		$69,393			$48,357

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2008 and June 30, 2007, as reported to us by the operators of the mines.

(2)	Receipt of royalty revenue commenced during the quarter ended September 30, 2007.

(3)	Royalty acquired on October 24, 2007, as part of the acquisition of Battle Mountain.

(4)	Royalty was acquired on February 20, 2008. Royalty revenue amount shown includes amounts recognized by us for both the sliding-scale and NPI royalties. Please refer to “Recent Developments — Marigold and El Chanate Royalty Acquisitions” within this MD&A for further discussion.
The increase in royalty revenue for the fiscal year ended June 30, 2008, compared with the fiscal year ended June 30, 2007, resulted from an increase in the average gold price, increased production at Robinson and Leeville, the continued ramp-up of gold production at the Taparko mine and production from the recently acquired Battle Mountain production stage royalty interests. The continued ramp-up of production at the Taparko mine contributed approximately $7.4 million in royalty revenue during the period, while production from the recently acquired Battle Mountain royalties contributed approximately $2.8 million in royalty revenue during the period. The increase in royalty revenue was offset slightly by decreases in production volume at the Cortez, Goldstrike — SJ Claims, Bald Mountain and Troy mine royalties.

The Taparko mine commenced gold production in August 2007 and contributed approximately $7.4 million in royalty revenue for our fiscal year 2008. Reserve characteristics, mining activity, and gold recovery performance has been near feasibility study estimates. However, mill performance has suffered throughout our fiscal year 2008 due to problems associated with the grinding mill drive-train. This has resulted in low mill availability and throughput. Several problems with the original installation were identified and corrected but mechanical problems have persisted. Production was ceased on June 11, 2008, and the entire drive-train was re-evaluated and is now in the process of reassembly with the assistance of third party mill equipment specialists. Continuous and sustained production is dependent upon resolving the mill drive-train problems.
Cost of operations expenses increased to $3.8 million for the fiscal year ended June 30, 2008, from $3.3 million for the fiscal year ended June 30, 2007. The increase was primarily due to an increase in the Nevada Net Proceeds Tax (“NNPT”) expense, which resulted from an increase in royalty revenue from the Cortez, Leeville and Robinson royalties.
General and administrative expenses increased to $7.2 million for the quarter ended June 30, 2008, from $5.8 million for the fiscal year ended June 30, 2007. The increase was primarily due to an increase in general corporate costs of approximately $0.5 million, tax and consulting fees of approximately $0.4 million, non-recurring general corporate costs associated with the preferred stock offering of approximately $0.2 million and an increase in employee related costs of approximately $0.2 million.
Exploration and business development expenses increased to $4.1 million for the fiscal year ended June 30, 2008, from $2.5 million for the fiscal year ended June 30, 2007. The increase is due to an increase in legal and consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plan of $2.9 million for the fiscal year ended June 30, 2008, compared to $2.7 million for the fiscal year ended June 30, 2007. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 8 of the notes to consolidated financial statements for further discussion of our stock-based compensation and the allocation of non-cash stock compensation for the fiscal year ended June 30, 2008 and 2007.
Depreciation, depletion and amortization increased to $18.4 million for the fiscal year ended June 30, 2008, from $8.3 million for the fiscal year ended June 30, 2007. The increase was primarily due to the continued ramp-up of gold production at the Taparko mine, which contributed approximately $4.5 million in additional depletion during the period. Depletion from the recently acquired Battle Mountain producing royalties also contributed approximately $2.3 million in additional depletion during the period. An increase in production at Robinson and Mulatos as well as the additional depletion from the recently acquired royalties on the El Chanate mine also resulted in additional depletion of approximately $1.4 million over the prior period. Finally, an increase in production at Leeville resulted in additional depletion of approximately $1.0 million over the prior period.
Interest and other income increased to $6.7 million for the fiscal year ended June 30, 2008, from $4.3 million for the fiscal year ended June 30, 2007. The increase is primarily due to an increase in funds available for investing over the prior period, which is due primarily to the preferred stock offering completed in November 2007, as discussed above in “Liquidity and Capital Resources” within this MD&A. The increase was partially offset by lower interest rates on our cash investments when compared to the prior period.
During the fiscal year ended June 30, 2008, we recognized current and deferred tax expense totaling $12.9 million compared with $9.5 million during the fiscal year ended June 30, 2007. This resulted in an effective tax rate of 33.1% in the current period, compared with 32.6% in the prior period. The increase in our effective tax rate is the result of the increase in the amount of foreign losses for which no tax benefit is currently recognized, as well as an increase in our non-cash stock compensation expense associated with incentive stock options for which there is no current tax deduction.
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
(In thousands, except reported production ozs. and lbs.)

		Fiscal Year Ended			Fiscal Year Ended
		June 30, 2007			June 30, 2006
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Cortez	Gold	$21,486	510,273	oz.	$16,813	598,974	oz.
Robinson		$12,573			$2,203
	Gold		80,603	oz.		13,082	oz.
	Copper		116.9 million	lbs.		27.2 million	lbs.
Goldstrike — SJ Claims	Gold	$5,463	950,462	oz.	$4,784	1.0 million	oz.
Troy		$3,067			$1,693
	Silver		1.0 million	oz.		884,528	oz.
	Copper		9.6 million	lbs.		7.1 million	lbs.
Leeville	Gold	$2,661	230,458	oz.	$768	83,696	oz.
Bald Mountain	Gold	$1,281	109,515	oz.	$1,493	126,317	oz.
Mulatos(2)	Gold	$1,012	103,262	oz.	$225	23,912	oz.
Martha	Silver	$714	2.9 million	oz.	$401	2.3 million	oz.
Gold Hill(3)	Gold	$100	N/A		$ N/A	N/A
Total Revenue		$48,357			$28,380

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the fiscal years ended June 30, 2007 and June 30, 2006, as reported to us by the operators of the mines.

(2)	Receipt of royalty revenue commenced during our fourth quarter of fiscal year 2006.

(3)	Royalty revenue received represents an annual advance royalty payment per the Assignment and Mining Lease with Option to Purchase between Round Mountain Gold and Royal Gold. The Gold Hill royalty was acquired during our second quarter of fiscal year 2007.
The increase in royalty revenue for the fiscal year ended June 30, 2007, compared with the fiscal year ended June 30, 2006, resulted from an increase in metal prices, increased production at the Leeville Mining Complex, the Troy mine, and a full year of revenue from the Robinson and Mulatos royalties. The consolidation of Crescent Valley Partners, L.P. (“CVP”) contributed $1.6 million to royalty revenue during the fiscal year ended June 30, 2007, $1.5 million of which is eliminated from income as minority interest in income of consolidated subsidiary. See Note 16 to the consolidated financial statements for further information.

Cost of operations increased to $3.3 million for the fiscal year ended June 30, 2007, compared to $2.3 million for the fiscal year ended June 30, 2006. The increase was mainly due to an increase in the NNPT expense, which resulted primarily from an increase in royalty revenue from the Cortez, Leeville and Robinson royalties.
General and administrative expenses increased to $5.8 million for the fiscal year ended June 30, 2007, compared to $5.0 million for the fiscal year ended June 30, 2006. The increase was primarily due to an increase in legal fees of approximately $0.3 million and accounting fees of approximately $0.2 million. These increases were primarily the result of the internal review of stock option matters and other corporate matters during our third and fourth fiscal quarters of 2007.
Exploration and business development expenses decreased to $2.5 million for the fiscal year ended June 30, 2007, compared to $3.4 million for the fiscal year ended June 30, 2006. The decrease was primarily due to a decrease in exploration costs of approximately $0.2 million, a decrease in non-cash compensation expense allocated to exploration and business development expense of approximately $0.2 million and a decrease in consulting services for business development of approximately $0.4 million, which is the result of the Company completing royalty acquisitions and capitalizing the related acquisition costs.
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
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $2.7 million for the fiscal year ended June 30, 2007, compared to $2.8 million for the fiscal year ended June 30, 2006. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. The total non-cash compensation expense allocated to cost of operations, general and administrative expenses, and exploration and business development expenses for the fiscal year ended June 30, 2007, was $0.4 million, $1.5 million and $0.8 million, respectively, compared with $0.4 million, $1.5 million and $0.9 million, respectively, for the fiscal year ended June 30, 2006.
Interest and other income increased to $4.3 million for the fiscal year ended June 30, 2007, compared to $3.2 million for the fiscal year ended June 30, 2006. The increase is primarily due to higher interest rates, an increase in average funds available for investing over the prior period and interest earned on the Battle Mountain bridge facility.
Interest and other expense increased to $2.0 million for the fiscal year ended June 30, 2007, compared to $0.2 million for the period ended June 30, 2006. The increase is due to interest paid during the period for the outstanding revolving credit facility balance during our third fiscal quarter and the RGCL note payable, as discussed above in “Recent Liquidity and Capital Resource Development.”
For the fiscal year ended June 30, 2007, we recognized current and deferred tax expense totaling $9.5 million compared with $5.1 million for the fiscal year ended June 30, 2006. This resulted in an effective tax rate of 32.6% and 31.0% as of June 30, 2007 and 2006, respectively.
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
•	changes in gold and other metals prices;

•	the production at or performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	unanticipated grade and geological, metallurgical, processing or other problems at the properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental laws and enforcement and uncertain political and economic environments;

•	risks associated with issuances of substantial additional common stock in connection with acquisitions or otherwise;

•	risks associated with the incurrence of substantial additional indebtedness if we take such actions in connection with acquisitions or otherwise; and

•	the completion of the Barrick royalty acquisition.
as well as other factors described elsewhere in this report and other reports filed with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We disclaim any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

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
During the fiscal year ended June 30, 2008, we reported royalty revenues of $69.4 million, with an average gold price for the period of $821 per ounce and an average copper price of $3.53 per pound. Approximately 75% of our total recognized revenues for the fiscal year ended June 30, 2008, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the fiscal year ended June 30, 2008, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase of approximately $3.1 million or a decrease of approximately $3.3 million in royalty revenue, respectively. Approximately 22% of our total recognized revenues for the fiscal year ended June 30, 2008, were attributable to copper sales at Robinson and Troy. For the fiscal year ended June 30, 2008, if the price of copper had averaged higher or lower by $0.25 per pound, we would have recorded an increase or decrease in revenues of approximately $1.2 million, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors Royal Gold, Inc.:
In our opinion, the accompanying consolidated financial statements listed in the accompanying appendix present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under part II, Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Denver, Colorado
August 19, 2008

ROYAL GOLD, INC.
Consolidated Balance Sheets
As of June 30,
(In thousands except share data)

	2008	2007
Current assets
Cash and equivalents	$192,035	$82,842
Royalty receivables	17,627	12,470
Income tax receivable	1,310	—
Deferred tax assets	131	154
Prepaid expenses and other	308	217

Total current assets	211,411	95,683

Royalty interests in mineral properties, net (Note 4)	300,670	215,839
Restricted cash — compensating balance	15,750	15,750
Inventory — restricted	11,170	10,612
Note receivable — Battle Mountain Gold Exploration (Note 2)	—	14,494
Other assets	7,283	4,271

Total assets	$546,284	$356,649

Current liabilities
Accounts payable	$3,122	$2,342
Income taxes payable	—	5
Dividends payable	2,384	1,869
Other	1,797	472

Total current liabilities	7,303	4,688

Net deferred tax liabilities	26,034	5,911
Note payable	15,750	15,750
Other long-term liabilities	504	98

Total liabilities	49,591	26,447

Commitments and contingencies (Note 15)
Minority interest in subsidiary (Note 16)	11,411	11,121
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; and issued 33,926,495 and 28,892,980 shares, respectively	339	289
Additional paid-in capital	463,335	310,439
Accumulated other comprehensive income	65	458
Accumulated earnings	21,543	8,992
Less treasury stock, at cost (0 and 229,224 shares, respectively)	—	(1,097)

Total stockholders’ equity	485,282	319,081

Total liabilities and stockholders’ equity	$546,284	$356,649

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended June 30,
(In thousands except share data)

	2008	2007	2006
Royalty revenues	$69,393	$48,357	$28,380

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	3,819	3,265	2,288
General and administrative	7,208	5,824	5,022
Exploration and business development	4,079	2,493	3,397
Depreciation, depletion and amortization	18,364	8,269	4,261

Total costs and expenses	33,470	19,851	14,968

Operating income	35,923	28,506	13,412

Interest and other income	6,742	4,258	3,204
Interest and other expense	(1,729)	(1,973)	(165)

Income before income taxes	40,936	30,791	16,451

Current tax expense (Note 11)	(12,811)	(10,310)	(5,974)
Deferred tax (expense) benefit (Note 11)	(115)	761	873
Minority interest in income of consolidated subsidiary	(1,352)	(1,522)	—
Loss from equity investment	(550)	—	—

Net income	$26,108	$19,720	$11,350

Adjustments to other comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(393)	(40)	783

Comprehensive income	$25,715	$19,680	$12,133

Net income	$26,108	$19,720	$11,350
Preferred stock dividends and deemed dividend	(4,788)	—	—

Net income available to common stockholders	$21,320	$19,720	$11,350

Basic earnings per share	$0.69	$0.79	$0.50

Basic weighted average shares outstanding	31,054,725	24,827,319	22,863,784

Diluted earnings per share	$0.68	$0.79	$0.49

Diluted weighted average shares outstanding	31,390,293	25,075,086	23,134,034
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2008, 2007 and 2006
(In thousands except share data)

					Additional	Accumulated Other		Accumulated			Total
	Preferred Shares		Common Shares		Paid-In	Comprehensive	Deferred	(Deficit)	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Equity
Balance at June 30, 2005			21,258,576	$212	$104,164	$(285)	$(525)	$(10,732)	229,224	$(1,097)	$91,737

Issuance of common stock for:
Equity offering			2,227,912	22	54,696						54,718
Exercise of stock options			276,777	3	3,909						3,912
Vesting of restricted stock			53,375	1	(1)						—
Tax benefit of stock-based compensation exercises					1,438						1,438
Recognition of non-cash compensation expense for stock- based compensation (Note 8)					2,778						2,778
Reversal of deferred compensation					(524)		525				1
Net income and comprehensive income for the year ended June 30, 2006						783		11,350			12,133
Dividends declared								(5,058)			(5,058)

Balance at June 30, 2006	—	—	23,816,640	$238	$166,460	$498	$—	$(4,440)	229,224	$(1,097)	$161,659

Issuance of common stock for:
Equity offering			4,400,064	44	121,894						121,938
Peñasquito royalty acquisition			577,434	6	18,495						18,501
Exercise of stock options			46,467	—	582						582
Vesting of restricted stock			52,375	1	(1)						—
Tax benefit of stock-based compensation exercises					346						346
Recognition of non-cash compensation expense for stock- based compensation (Note 8)					2,663						2,663
Net income and comprehensive income for the year ended June 30, 2007						(40)		19,721			19,681
Dividends declared								(6,289)			(6,289)

Balance at June 30, 2007	—	—	28,892,980	$289	$310,439	$458	$—	$8,992	229,224	$(1,097)	$319,081

Issuance of preferred stock for:
7.25% Mandatory Convertible offering (Note 9)	1,150,000	115,000			(3,902)						111,098

Issuance of common stock for:
Conversion of 7.25% Mandatory Convertible Preferred Stock	(1,150,000)	(115,000)	3,977,683	40	116,946						1,986
Battle Mountain acquisition (Note 2)			1,144,025	11	35,832						35,843
Equity offering costs (April 2007)					(29)						(29)
Exercise of stock options			101,750	1	724						725
Vesting of restricted stock			19,625	—							0
IAMGOLD Corporation and Repadre International Corporation (Note 9)			216,642	2	6,343						6,345

Retire treasury stock			(426,210)	(4)	(6,609)				(426,210)	6,613	—

Repurchase of common stock (Note 9)									196,986	(5,516)	(5,516)

Tax benefit of stock-based compensation exercises					722						722

Recognition of non-cash compensation expense for stock-based compensation					2,869						2,869

Net income and comprehensive income for the year income for the year ended June 30, 2008						(393)		26,108			25,715

Preferred stock deemed dividend upon conversion of 7.25% Mandatory Convertible								(1,986)			(1,986)

Preferred stock dividends declared								(2,803)			(2,803)
Common stock dividends declared								(8,768)			(8,768)

Balance at June 30, 2008	—	—	33,926,495	$339	$463,335	$65	$—	$21,543	—	$—	$485,282

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
For the Years Ended June 30,
(In thousands except share data)

	2008	2007	2006
Cash flows from operating activities
Net income	$26,108	$19,720	$11,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,364	8,269	4,261
Loss on available for sale securities	49	—	—
Deferred tax expense (benefit)	115	(761)	(873)
Non-cash employee stock compensation expense	2,869	2,663	2,778
Interest income accrued for Battle Mountain note receivable	(713)	—	—
Tax benefit of stock-based compensation exercises	(722)	(346)	(1,438)
Changes in assets and liabilities:
Royalty receivables	(4,430)	(6,508)	639
Prepaid expenses and other assets	(232)	414	266
Accounts payable	580	1,020	(65)
Income taxes (receivable) payable	(970)	16	1,520
Other	(1,891)	(140)	167

Net cash provided by operating activities	$39,127	$24,347	$18,605

Cash flows from investing activities
Capital expenditures for property and equipment	$(42)	$(285)	$(39)
Acquisition of royalty interests in mineral properties	(16,246)	(120,808)	(43,931)
Note receivable — Battle Mountain Gold Exploration	—	(14,494)	—
Restricted cash — compensating balance	—	(15,750)	—
Purchase of available for sale securities	—	(81)	(205)
Deferred acquisition costs	(157)	(973)	—
Battle Mountain acquisition, net of cash acquired of $1,398	(2,933)	—	—

Net cash used in investing activities	$(19,378)	$(152,391)	$(44,175)

Cash flows from financing activities
Common stock dividends	$(8,253)	$(5,721)	$(4,807)
Preferred stock dividends	(2,802)	—	—
Debt issuance costs	(27)	(464)	(82)
Issuance of Note payable	—	15,750	—
Tax benefit from stock-based compensation exercises	722	346	1,438
Gold loan payoff — Battle Mountain	(6,476)	—	—
Net proceeds from issuance of common stock	698	122,526	58,630
Net proceeds from issuance of preferred stock	111,098	—	—
Stock repurchase program	(5,516)	—	—

Net cash provided by financing activities	$89,444	$132,437	$55,179

Net increase in cash and equivalents	109,193	4,393	29,609

Cash and equivalents at beginning of year	82,842	78,449	48,840

Cash and equivalents at end of year	$192,035	$82,842	$78,449

See Note 12 for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data, per ounce and per pound amounts)

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
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the 2008 fiscal year, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
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
Basis of Consolidation:
The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly-owned subsidiaries and an entity over which control is achieved through means other than voting rights (see Note 16). Intercompany transactions and account balances have been eliminated in consolidation.
Cash and Equivalents:
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2008, cash and equivalents were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. As of June 30, 2008, approximately $190.2 million of our total cash and equivalents was held at one financial institution.
Available for Sale Securities:
Investments in securities that management does not have the intent to sell in the near term and that have readily determinable fair values are classified as available-for-sale investments and are included as a separate component of Other assets on the Company’s consolidated balance sheets. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity, except that declines in market value judged to be other than temporary are recognized in determining net income. When investments are sold, the realized gains and

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
losses on these investments, determined using the specific identification method, are included in determining net income.
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
Royalty Interests in Mineral Properties:
Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Account Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacements of FASB Statement No. 125, or a derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Also, in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No., or EITF, 04-02, Working Group Report No.1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues, we recognize our royalty interests as tangible assets as of June 30, 2008 and 2007. We based our conclusion on the following factors:
1.	Our royalty interests in mineral properties do not meet the definition of financial assets under FASB Statement No. 140; and

2.	Our royalty interests in mineral properties do not meet the definition of derivative instruments under FASB Statement No. 133.
Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on development stage mineral properties, not yet in production, are not amortized until the property begins production. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future. Exploration costs are charged to operations when incurred.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
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
Royalty Revenue:
Royalty revenue is recognized pursuant to guidance in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition for Financial Statements. Revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the persuasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectability of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.
Revenue recognized pursuant to the Robinson royalty agreement is based upon 3 percent of revenue received by the operator of the mine, Quadra Mining Ltd. (“Quadra”), for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra’s concentrate sales contracts with third-party smelters, in general, provide for an initial payment based upon provisional assays and quoted metal prices at the date of shipment. Final true up payments are subsequently based upon final assays and market metal prices set on a specified future date, typically one to three months after the date the concentrate arrives at the third-party smelter (which generally occurs four to five months after the shipment date from the Robinson mine).
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
Income Taxes:
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in the application of the income tax laws to the Company’s operations. The Company adopted FIN 48 on July 1, 2007. Please refer to Note 11 for a discussion regarding the effect of adopting FIN 48.
The Company’s deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be realized.
Stock-Based Compensation:
Effective July 1, 2005, we account for our stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. See Note 8 for further discussion on the Company’s stock-based compensation.
Operating Segments and Geographical Information:
We manage our business under one operating segment, consisting of royalty acquisition and management activities. All of our assets and revenues are attributable to the royalty operating segment.
Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table. Please refer to Note 4 for further discussion on our significant royalty interests on producing mineral properties.

	Royalty			Royalty Interests in
	Revenue			Mineral Properties, net
	2008	2007	2006	2008	2007	2006
United States	80%	97%	98%	18%	25%	69%
Mexico	4%	2%	1%	55%	49%	9%
Africa(1)	11%	—	—	12%	16%	22%
Chile	—	—	—	7%	10%	—
Other(2)	5%	1%	1%	8%	—	—

(1)	Consists of royalties on properties in Burkina Faso and the Republic of Ghana. Royalty revenue shown is attributable to revenues from our royalties in Burkina Faso.

(2)	The “Other” category for “Royalty revenue” consists of Argentina, Bolivia (2008 only), Canada (2008 only) and Nicaragua (2008 only). The “Other” category for “Royalty Interests in Mineral Properties, net” for 2008 consists of Bolivia, Canada, Colombia, Honduras and Nicaragua.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
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
In June 2007, the EITF reached consensus on Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively for tax benefits on dividends declared in our fiscal year beginning July 1, 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which allows entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning July 1, 2008, and interim periods within the fiscal year. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other accounting standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability between participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008, and interim

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
periods within the fiscal year. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.
On July 13, 2006, FIN 48 was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on July 1, 2007. Refer to Note 11 for a discussion regarding the effect of adopting FIN 48.
2. ACQUISITION OF BATTLE MOUNTAIN GOLD EXPLORATION
On July 30, 2007, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Battle Mountain Gold Exploration Corp. (“Battle Mountain”) and Royal Battle Mountain, Inc. (“Merger Sub”), a newly-formed and wholly-owned subsidiary of Royal Gold, pursuant to which the Merger Sub was merged into Battle Mountain with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold.
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
Immediately prior to the merger, Royal Gold owned approximately 18% of Battle Mountain’s outstanding common stock and accounted for this ownership under the equity method, which resulted in the Company recognizing a loss from equity investment of approximately $0.5 million for the fiscal year ended June 30, 2008.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
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
The intangible asset included as part of the purchase price is associated with non-compete agreements with the two former employees of Battle Mountain. For fiscal year 2008, the total amortization expense associated with the intangible asset was approximately $1.3 million. The remaining carrying value associated with the intangible asset is approximately $4.5 million, which will be amortized over our next two and a half fiscal years.
The gold loan payable assumed as part of the acquisition of Battle Mountain was paid in full during November 2007. The Note Receivable — Battle Mountain Gold Exploration as shown on the Company’s consolidated balance sheets as of June 30, 2007, was assumed during the acquisition and was included in the purchase price for Battle Mountain.
3. ROYALTY ACQUISITIONS
Marigold and El Chanate
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
The sliding-scale NSR royalty at El Chanate pays at a rate of 2.0% when the average gold price is below $300 per ounce, 3.0% when the gold price is between $300 and $350 per ounce, and 4.0% when the gold price is above $350 per ounce. The El Chanate mine commenced production in mid-2007. Including royalty payments made to AngloGold, there have been cumulative payments made on the sliding-scale NSR royalty of $1.1 million, resulting in $15.9 million remaining under the $17.0 million cap as of June 30, 2008. Also, based on information from Capital Gold, the Company has accrued approximately $0.5 million in royalty revenue for the NPI royalty. The NPI royalty is payable in February 2009.
The 2.0% NSR royalty interest on the Marigold mine covers the majority of six sections of land, containing a number of open-pits, but does not cover the current mining in the Basalt/Antler area. Approximately 38% of the current Marigold reserves are covered by this royalty. Based on our own estimates, we expect to begin receiving royalty payments from the 2.0% NSR royalty on the Marigold mine in calendar 2011, when mine operations are expected to move into areas covered by our royalty interest.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
balance sheets. Accordingly, $7.5 million has been allocated to the sliding-scale NSR royalty at El Chanate, $0.8 million has been allocated to the NPI royalty at El Chanate, and $5.3 million has been allocated to the Marigold royalty.
Pascua-Lama
On March 9, 2007, Royal Gold’s wholly-owned subsidiary, Royal Gold Chile Limitada, a Chilean limited liability company (“RGCL”), acquired an NSR sliding-scale royalty on gold which is derived from certain mineral concessions at the Pascua-Lama project located in Chile for $20.5 million. Barrick Gold Corporation (“Barrick”) owns the Pascua-Lama project and is ready for construction, pending resolution of tax and permitting issues. The acquisition also includes an NSR royalty on copper from reserves located in Chile sold after January 1, 2017.
The NSR sliding-scale royalty ranges from 0.16%, when the average quarterly gold price is $325 per ounce or less, to 1.08%, when the average quarterly gold price is $800 per ounce or more. The acquisition also includes a 0.216% fixed-rate copper royalty that applies to 100% of the Pascua-Lama copper reserves in Chile but does not take effect until after January 1, 2017.
The Pascua-Lama royalty acquisition was accounted for as an asset purchase. As such, the $20.5 million purchase price, plus approximately $0.4 million of direct acquisition costs, is recorded as a component of Royalty interests in mineral properties in the consolidated balance sheets. We have allocated $20.5 million as a development stage royalty interest and approximately $0.4 million as an exploration stage royalty interest.
Peñasquito
On January 23, 2007, we acquired a 2.0% NSR royalty interest on the Peñasquito project located in the State of Zacatecas, Mexico, from Kennecott Exploration Company, a Delaware corporation, and Minera Kennecott S.A. de C.V., a company incorporated under the laws of Mexico for $80.0 million in cash and 577,434 shares of our common stock. We also obtained the right to acquire any or all of a group of NSR royalties ranging from 1.0% to 2.0% on various other concessions in the same region. On April 27, 2007, we notified Kennecott Exploration Company of our intention to acquire the royalties on certain of these concessions. We completed our acquisition of these royalties for nominal consideration during our fiscal 2008.
The Peñasquito project is currently under development by a subsidiary of Goldcorp Inc. (“Goldcorp”) and is composed of two main deposits called Peñasco and Chile Colorado, which host large silver, gold, zinc and lead reserves. The deposits consist of oxide and sulfide portions. In May 2008, Peñasquito poured the first gold from the oxide circuit. Goldcorp expects production at Peñasquito from the first sulfide circuit by late calendar 2009 and expects the second sulfide circuit to be operational near the end of calendar 2010.
The Peñasquito royalty acquisition was accounted for as an asset purchase. As such, the total purchase price of $99.1 million, which consisted of $80.0 million in cash, 577,434 shares of our common stock (valued at $18.5 million) and approximately $0.6 million of transaction costs, is recorded as a component of Royalty interests in mineral properties, as a development stage royalty, in our consolidated balance sheets.
Gold Hill
On December 8, 2006, Royal Gold paid $3.3 million to Nevada Star Resource Corp. in exchange for an NSR sliding-scale royalty and certain unpatented mining claims on the Gold Hill deposit. The NSR

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
sliding-scale royalty on the Gold Hill deposit will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The royalty is also subject to a minimum royalty payment of $0.1 million per year. The Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada, is controlled by Round Mountain Gold Corporation, a joint venture between subsidiaries of Kinross Gold Corporation (“Kinross”), the operator, and Barrick. Production on the Gold Hill deposit is expected to commence in calendar 2011.
The Gold Hill transaction was accounted for as an asset purchase. As such, the $3.3 million acquisition cost is recorded as a component of Royalty interests in mineral properties, as a development stage royalty, on the consolidated balance sheets.
Taparko Project Royalties
On March 1, 2006, Royal Gold entered into an Amended and Restated Funding Agreement (“Funding Agreement”) with Societe des Mines de Taparko, also known as Somita SA (“Somita”), a 90% owned subsidiary of High River Gold Mines Ltd. (“High River”), to acquire two initial production payments equivalent to gross smelter return (“GSR”) royalties and two subsequent royalty interests on the Taparko-Bouroum Project (“Taparko project”) in Burkina Faso, West Africa. The Taparko project is operated by Somita. Royal Gold’s funding of the project totaled $35 million and was used by High River for the development and construction of the Taparko project. Construction of the Taparko project was completed during mid-calendar 2007, with production commencing during our first quarter of fiscal 2008.
As a result of our funding, we obtained the following mineral interests, all related to the Taparko project:
1.	TB-GSR1 — A production payment equivalent to a 15.0% GSR royalty on all gold produced from the Taparko project. TB-GSR1 remains in force until cumulative production of 804,420 ounces of gold is achieved, or until cumulative payments of $35 million have been made to us, whichever is earlier;

2.	TB-GSR2 — A production payment equivalent to a GSR sliding-scale royalty on all gold produced from the Taparko project. The TB-GSR2 royalty ranges from 0.0% to 10.0%, depending on the price of gold. The TB-GSR2 royalty remains in effect until the termination of TB-GSR1;

3.	TB-GSR3 — A perpetual 2.0% GSR royalty on all gold produced from the Taparko project area (as defined in the Funding Agreement). This royalty will commence upon termination of the TB-GSR1 and TB-GSR2 royalties; and

4.	TB-MR1 — A 0.75% milling fee royalty, on all gold processed through the Taparko project processing facilities that is mined from any area outside of the Taparko project area (as defined in the Funding Agreement). TB-MR1 royalty is subject to a cap of 1.1 million tons per year (e.g., if in a given year, the Taparko project processing facility processes 800,000 tons of ore from the Taparko project area and 500,000 tons of ore from areas outside the Taparko project area, the 800,000 tons from the Taparko project area would be subject to TB-GSR1, TB-GSR2, or TB-GSR3 and the TB-MR1 would only apply to 300,000 tons of ore.
The Taparko transaction has been accounted for as a purchase of assets. Accordingly, the four components of the transaction noted above have been recorded at their allocated relative fair values as components of Royalty Interests in Mineral Properties on our consolidated balance sheets.
In order to secure our investment during the period between funding by Royal Gold and project completion (as defined in the Funding Agreement), High River has pledged its 90% interest in the equity of Somita. Royal Gold will maintain its security interest, in the form of the Somita shares, through the construction period. The security interest will be released upon the project meeting Project Completion,

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
as defined in the Funding Agreement. Per the terms of the Funding Agreement, the Taparko project has not achieved Project Completion as of June 30, 2008.
In addition to the 90% interest in Somita, Royal Gold also obtained as collateral a pledge of shares of two equity investments held by High River. The equity value underlying the pledge of these shares is valued at approximately $63.2 million as of June 30, 2008, and includes 12,015,000 common shares in the capital stock of Pelangio Mines, Inc. and 1,790,941 common shares in the capital stock of Intrepid Minerals Corporation. The purpose of this collateral is to maintain a construction reserve that can be used to remedy any construction defects noted during the construction contract warranty period. This collateral can only be used to remedy identified construction defects and cannot be used to repay any of Royal Gold’s investment. This security interest will be released by Royal Gold at the end of the construction contract warranty period.
Robinson and Mulatos Royalties
On December 28, 2005, Royal Gold paid $25 million to Kennecott Minerals (“Kennecott”) in exchange for two existing royalty interests held by Kennecott, including a 3.0% NSR royalty on the Robinson mine, located in eastern Nevada, and a sliding-scale NSR royalty on the Mulatos mine, located in Sonora, Mexico.
The Robinson mine is an open-pit copper mine with significant gold and molybdenum credits. The mine has been owned and operated by a subsidiary of Quadra since 2004. Royal Gold began receiving revenue from the Robinson royalty during our fourth quarter of fiscal year 2006 after a $20.0 million reclamation trust account was fully funded by Quadra.
The Mulatos project, owned and operated by a subsidiary of Alamos Gold, Inc. (“Alamos”), is an open-pit, heap leach gold mine. Commercial production was achieved effective April 1, 2006. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 per ounce up to 1.50% for gold prices above $400 per ounce.
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
Taranis Exploration Alliance
On November 4, 2005, Royal Gold entered into two Exploration and Earn-In Agreements (the “Agreements”) with Taranis Resources Inc. (“Taranis”) with respect to its exploration program in Finland. As part of the first Agreement, the Company will obtain a 2.0% NSR royalty and future earn-in rights on any new property acquired by Taranis in Finland as a result of its regional exploration program, in exchange for a $0.3 million investment in 937,500 shares of Taranis’ common stock and 468,750 warrants. On August 21, 2006, we acquired, under a private placement, an additional 100,000 shares of Taranis’ common stock and warrants exercisable to purchase up to 50,000 Taranis common shares at $0.49.
As part of the Agreements, we funded $0.5 million to Taranis for exploration work on the Kettukuusikko property in Lapland, Finland, in exchange for a 2.0% NSR royalty on the property. As of June 30, 2006, we funded the entire $0.5 million commitment. We also had an option to fund up to an additional $0.6 million. If we fund the entire additional amount, we will earn a 51% joint venture interest in the

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
Kettukuusikko project, and we will release our 2% NSR royalty. The Company elected to exercise this option during our fiscal year 2007. In the event that Royal Gold does not fully fund the $0.6 million to earn the joint venture interest, we would retain our 2.0% NSR royalty. As of June 30, 2008, we have funded approximately $0.5 million of the additional $0.6 million option. Amounts funded to Taranis as part of the $0.5 million and $0.6 million Kettukuusikko exploration commitments have been expensed as a component of Exploration and business development expense on our consolidated statements of operations and comprehensive income.
Taranis is publicly traded and therefore we have recorded our investment in Taranis common stock and warrants as Available for sale securities, which are included as a component of Other assets on our consolidated balance sheets at their relative fair values. See Note 5 for further detail on our investment in common stock and warrants of Taranis.
4. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following summarizes the Company’s royalty interests in mineral properties as of June 30, 2008 and June 30, 2007.

		Accumulated
As of June 30, 2008 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez Pipeline Mining Complex	$10,630	$(8,901)	$1,729
Robinson	17,825	(4,271)	13,554
Taparko	33,570	(4,514)	29,056
Leeville	17,495	(5,567)	11,928
Goldstrike—SJ Claims	20,788	(8,641)	12,147
Other	40,782	(11,598)	29,184

	141,090	(43,492)	97,598

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	—
Dolores	40,989	—	—
Pascua-Lama	20,446	—	—
Other	18,110

	174,691	—	174,691

Exploration stage royalty interests	28,652	(271)	28,381

Total royalty interests in mineral properties	$344,433	$(43,763)	$300,670

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)

		Accumulated
As of June 30, 2007 (Amounts in thousands)	Cost	Depletion	Net
Production stage royalty interests:
Cortez Pipeline Mining Complex	$10,630	$(8,422)	$2,208
Robinson	17,825	(2,053)	15,772
Leeville	16,862	(3,248)	13,614
Goldstrike—SJ Claims	20,788	(7,159)	13,629
Other	17,093	(5,705)	11,388

	83,198	(26,587)	56,611

Development stage royalty interests:
Peñasquito (sulfide circuit)	99,172	—	99,172
Taparko	34,246		34,246
Pascua-Lama	20,445	—	20,445
Other	3,340	—	3,340

	157,203	—	157,203

Exploration stage royalty interests	2,296	(271)	2,025

Total royalty interests in mineral properties	$242,697	$(26,858)	$215,839

Discussed below is each of the Company’s significant production stage royalty interests:
Cortez Pipeline Mining Complex
We own two GSR sliding-scale royalties (GSR1 ranging from 0.40% to 5.0% and GSR2 ranging from 0.72% to 9.0%), a 0.71% fixed gross smelter return royalty (GSR3), and a 1.25% net value return (“NVR”) royalty (NVR1) over the Cortez Pipeline Mining Complex (“Cortez”)which includes the Pipeline, South Pipeline, Gap and Crossroads gold deposits. Cortez is owned by subsidiaries of Barrick and is located in Lander County, Nevada. The Company owns 31.6% of the 1.25% NVR (or 0.39%) while our consolidated minority interest owns the remaining portion of the 1.25% NVR.
Robinson Mine
We own a 3.0% NSR royalty on the Robinson mine, located in White Pine County, Nevada. The Robinson mine is an open-pit copper mine with significant gold production. The mine is owned and operated by a subsidiary of Quadra.
Taparko Mine
We own a production payment equivalent to a 15.0% GSR (TB-GSR1) royalty on all gold produced from the Taparko project, located in Burkina Faso and operated by Somita, a subsidiary of High River. TB-GSR1 will remain in-force until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. We also hold a production payment equivalent to a GSR sliding-scale royalty (TB-GSR2 ranging from 0% to 10%) on all gold produced from the Taparko project. TB-GSR2 is effective concurrently with TB-GSR1, and will remain in-force from completion of the funding commitment until the termination of TB-GSR1.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
TB-GSR1 and TB-GSR2 were classified as development stage royalty interests as of June 30, 2007. During our first fiscal quarter of 2008, High River commenced production at the Taparko mine. Accordingly, we reclassified our cost basis in TB-GSR1 and TB-GSR2 from development stage royalty interests. As such, we began depleting the associated cost basis using the units of production method during our first fiscal quarter of 2008.
As of June 30, 2008, we have recognized royalty revenue associated with the TB-GSR1 royalty totaling $4.7 million, which is attributable to cumulative production of 36,078 ounces of gold.
Leeville
We own a 1.8% carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville Mining Complex (collectively Leeville South and Leeville North), in Eureka County, Nevada. The Leeville Mining Complex is operated by a subsidiary of Newmont Mining Corporation (“Newmont”). During our fiscal year 2008, most of our royalty revenue was derived from Leeville North, an underground mining operation, as production from Leeville South ceased in late calendar 2007.
A portion (non-reserve) of our investment in Leeville North is classified as an exploration stage royalty interest, which is not subject to amortization. During our third fiscal quarter of 2008, Newmont informed us that additional proven and probable reserves were developed at Leeville North. As such, we reclassified approximately $0.6 million of our cost basis in the Leeville North exploration stage royalty interest to the Leeville North production stage royalty interest. In the event that future proven and probable reserves associated with our royalty interest are developed at Leeville North, additional cost basis of our royalty interest will be reclassified as a development stage or a production stage royalty interest in future periods, as appropriate.
Goldstrike-SJ Claims
We own a 0.9% NSR on the SJ Claims that cover a portion of the Betze-Post mine, in Eureka County, Nevada. Betze-Post is an open-pit mine operated by a subsidiary of Barrick at its Goldstrike property.
5. AVAILABLE FOR SALE SECURITIES
As of June 30, 2008 and 2007, we held 1.3 million shares of Revett Minerals, Inc. (“Revett”) common stock. The market value for our investment in the shares of Revett was $0.7 million and $1.5 million as of June 30, 2008 and 2007, respectively. Our cost basis in the Revett shares is $1.0 million.
As of June 30, 2008 and 2007, we held 1,037,500 and 100,000 shares of common stock and stock options, respectively, in Taranis. The market value for our investment in Taranis’ common stock, warrants and stock options was $0.6 and $0.5 million as of June 30, 2008 and 2007, respectively. The warrants in Taranis expired during our fiscal year 2008. Our cost basis in the Taranis common stock, warrants and stock options is $0.3 million.
Our investments in available for sale securities are included as a component of Other assets on our consolidated balance sheets.
6. CREDIT FACILITY
The Company and a wholly-owned subsidiary currently has an $80 million credit facility with HSBC Bank USA, National Association (“HSBC Bank”), which bears interest at LIBOR plus 1.5% and includes

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
both affirmative and negative covenants, as defined, so long as any portion of the facility is outstanding. On January 23, 2008, the Company entered into an amendment of its credit facility with HSBC Bank, which extended the maturity date of the credit facility two years from December 31, 2010 to December 31, 2012. The amendment also updated the assumptions used in the calculation of the borrowing base, which included an increase in the metal price assumption of gold and added a metal price assumption for silver.
As part of the credit facility, the Company and the wholly-owned subsidiary granted HSBC Bank security interests in the following: the Company’s GSR1, GSR3, and NVR1 royalties at the Cortez; the Company’s SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties; and the Company’s debt reserve account (an interest bearing cash account which is included within Cash and equivalents on the consolidated balance sheets) at HSBC Bank. The initial availability under the borrowing base was the full $80 million under the credit facility; however, the borrowing base calculation is recalculated as of April 15 and October 15 each year. As of June 30, 2008, the Company’s borrowing capacity under the credit facility was $70.8 million.
The Company drew $0 and $60 million under the revolving credit facility during its fiscal years 2008 and 2007, respectively. The $60 million advanced under the credit facility during our fiscal year 2007 was used to complete the closing of the Peñasquito and Pascua-Lama royalty acquisitions, as discussed in Note 3. The company paid approximately $0.8 million in interest associated with the outstanding credit facility during fiscal year 2007. As of June 30, 2008 and 2007, the Company had no amounts outstanding under the credit facility.
7. NOTE PAYABLE
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
The $15.75 million balance in the Collateral Account as of June 30, 2008, is recorded as Restricted cash — compensating balance on the Company’s consolidated balance sheets. RGCL’s $15.75 million principal obligation under the Term Loan Agreement is recorded as Note payable on the Company’s consolidated balance sheets.
8. STOCK-BASED COMPENSATION
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.
For the fiscal years ended June 30, 2008, 2007 and 2006, we recorded total non-cash stock compensation expense related to our equity compensation plans of $2.9 million, $2.7 million and $2.8 million, respectively. Non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Fiscal Years Ended June 30,
(Amounts in thousands)	2008	2007	2006
Non-cash stock compensation allocation:

Cost of operations	$356	$401	$381

General and administrative	1,509	1,510	1,465

Exploration and business development	1,004	752	932

Total non-cash compensation expense	$2,869	$2,663	$2,778

The total income tax benefit associated with non-cash stock compensation expense was approximately $1.0 million for the fiscal years ended June 30, 2008, 2007, and 2006.
As of June 30, 2008, there are 70,567 shares of common stock reserved for future issuance under our 2004 Plan.
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
To determine non-cash stock compensation expense for stock option awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during our fiscal year 2008, 2007 and 2006 grants are noted in the following table:

	2008	2007	2006

Weighted average expected volatility	47.8%	52.9%	61.2%
Weighted average expected option term in years	5.0	5.1	5.4
Weighted average dividend yield	0.91%	0.93%	1.00%
Weighted average risk free interest rate	3.9%	4.6%	4.5%
The Company’s expected volatility is based on the historical volatility of the Company’s stock over the expected option term. The Company’s expected option term is determined by historical exercise patterns along with other known employee or company information at the time of grant. The risk free interest rate

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
is based on the zero-coupon U.S. Treasury bond at the time of grant with a term approximate to the expected option term.
On November 7, 2007, 110,500 stock options under the 2004 Plan were granted to officers and certain employees under the 2004 Plan. These options have an exercise price of $29.75, which was the closing market price for our common stock on the date of grant.
A summary of stock option activity under our equity compensation plans for the fiscal year ended June 30, 2008, is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2007	579,213	$17.57
Granted	110,500	29.75
Exercised	(101,750)	7.13
Forfeited and Expired	(1,250)	29.20

Outstanding at June 30, 2008	586,713	$21.65	6.7	$5,697

Exercisable at June 30, 2008	436,947	$19.13	4.4	$5,342

The weighted-average grant date fair value of options granted during the fiscal years ended
June 30, 2008, 2007 and 2006, was $12.82, $13.79, and $12.04, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2008, 2007 and 2006, were $2.5 million, $0.8 million, and $5.6 million, respectively.
A summary of the status of the Company’s non-vested stock options for the fiscal year ended June 30, 2008, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2007	138,434	$13.00
Granted	110,500	$12.82
Vested	(99,517)	$12.45
Forfeited	(1,250)	$13.94

Non-vested at June 30, 2008	148,167	$13.23

For the fiscal years ended June 30, 2008, 2007 and 2006, we recorded non-cash stock compensation expense associated with stock options of $1.3 million, $1.2 million and $1.1 million, respectively. As of June 30, 2008, there was approximately $1.1 million of total unrecognized non-cash stock compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the fiscal years ended June 30, 2008, 2007 and 2006 was $1.3 million, $1.1 million and $0.5 million, respectively.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
Other Stock-based Compensation
On November 7, 2007, officers and certain employees were granted 48,000 shares of restricted common stock that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to two different performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve on an annual basis.
A summary of the status of the Company’s non-vested Performance Shares for the fiscal year ended June 30, 2008, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2007	27,000	$28.78
Granted	48,000	$29.75
Vested	(9,000)	$28.78
Forfeited	—	$—

Non-vested at June 30, 2008	66,000	$29.49

We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with SFAS 123(R), the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. As of June 30, 2008, our estimates indicated that it is probable that 59% of our non-vested Performance Shares will be earned by December 31, 2008. For the fiscal years ended June 30, 2008, 2007 and 2006, we recorded non-cash stock compensation expense associated with our Performance Shares of approximately $0.5 million, $1.1 million and $1.2 million, respectively. As of June 30, 2008, total unrecognized non-cash stock compensation expense related to our Performance Shares is approximately $0.2 million, which is expected to be recognized over the next two fiscal quarters, the period over which it is probable that the performance goals will be attained.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment with the Company.
A summary of the status of the Company’s non-vested Restricted Stock for fiscal year ended June 30, 2008, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2007	117,000	$24.73
Granted	87,500	$29.75
Vested	(10,625)	$29.59
Forfeited	(625)	$29.20

Non-vested at June 30, 2008	193,250	$26.72

For the fiscal years ended June 30, 2008, 2007 and 2006, we recorded non-cash stock compensation expense associated with the Restricted Stock of approximately $1.1 million, $0.4 million, and $0.4 million, respectively. As of June 30, 2008, total unrecognized non-cash stock compensation expense related to Restricted Stock was approximately $3.8 million, which is expected to be recognized over the remaining weighted average vesting period of 2.4 years.
9. STOCKHOLDERS’ EQUITY
Preferred Stock
We have 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2008 and 2007.
Mandatory Convertible Preferred Stock
On November 9, 2007, the Company completed an offering of 1.15 million shares of 7.25% mandatory convertible preferred stock (“Mandatory Preferred Stock”) at a price to the public of $100.00 per share, less underwriter discounts and other related expenses, resulting in net proceeds of $111.1 million. Dividends on the Mandatory Preferred Stock were payable on a cumulative basis when, as and if declared by our board of directors at an annual rate of 7.25% per share on the liquidation preference of $100 per share. Dividends were payable, at the Company’s discretion, in cash, common stock or a combination thereof, on February 15, May 15, August 15 and November 15 of each year to and including November 15, 2010, commencing on February 15, 2008. On January 10, 2008, the Company’s board of directors declared the regular quarterly dividend for the first dividend period of $1.9333 per share of the Mandatory Preferred Stock. The dividend was payable on February 15, 2008, to preferred shareholders of record at the close of business on February 1, 2008. The preferred dividend was paid in cash.
Under the original terms of the Preferred Stock offering, each share of the Mandatory Preferred Stock was to automatically convert on November 15, 2010, into between 2.8335 and 3.4002 shares of our common stock, subject to anti-dilution adjustments. At any time prior to November 15, 2010, holders may have elected to convert each share of the Mandatory Preferred Stock into shares of our common stock at the minimum conversion rate of 2.8335 shares of common stock per share of the Mandatory Preferred Stock, subject to anti-dilution adjustments. At any time prior to May 15, 2008, we may have had, at our option, caused the conversion of all, but not less than all, of the Mandatory Preferred Stock into shares of our common stock at the provisional conversion rate described within the Mandatory Preferred Stock offering. However, we could not elect to exercise our provisional conversion right if, on or prior to

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
May 15, 2008, we completed a material transaction involving the acquisition of assets or a business with a purchase price of $100 million or more.
On January 25, 2008, the Company announced that it exercised its provisional conversion right for all of the issued and outstanding shares of its Mandatory Preferred Stock. As part of the provisional conversion right, each share of the Mandatory Preferred Stock was converted into shares of our common stock on March 10, 2008 (the “Conversion Date”), based on the average closing price per common share on the Nasdaq Global Select Market (“Nasdaq”) over a 20 consecutive trading day period, which ended on March 5, 2008, as provided in the Certificate of Designations of the Mandatory Preferred Stock. The average closing price over the 20 consecutive trading day period was $29.78 and each outstanding share of Mandatory Preferred Stock was automatically converted into 3.4589 shares of common stock on the Conversion Date. The Company issued 3,977,683 shares of its common stock upon conversion of the Mandatory Preferred Stock on the Conversion Date.
In connection with the conversion, all accrued and unpaid dividends on the Mandatory Preferred Stock up to the Conversion Date were payable at $0.5035 per share of Mandatory Preferred Stock and were paid in cash to holders of record on the Conversion Date. Trading of the Mandatory Preferred Stock on the NASDAQ was suspended at the close of business on March 5, 2008, and the Mandatory Preferred Stock was de-listed on March 24, 2008. The Company applied a contingent beneficial conversion feature model to account for the provisional conversion of the Mandatory Preferred Stock during its third fiscal quarter of 2008, which resulted in the Company recognizing a deemed dividend of $2.0 million for the three and nine months ended March 31, 2008. There were no tax consequences to the Company upon conversion of the Mandatory Preferred Stock.
Treasury Stock
On January 25, 2008, the Company announced that its board of directors authorized the repurchase of up to $30.0 million of its common stock in the open market through March 31, 2008. The timing and number of shares repurchased through March 31, 2008, depended on market conditions and other corporate considerations. As of March 31, 2008, the Company repurchased 196,986 common shares, at an average price of $28.00 per common share for a total cost of approximately $5.5 million. The common share repurchases were funded through cash and cash equivalents. The total cost to reacquire the 196,986 common shares was included in Treasury Stock on the Company’s consolidated balance sheets as of March 31, 2008. The repurchase program, pursuant to the January 25, 2008, announcement, ended on March 31, 2008.
On April 2, 2008, the Company retired the 196,986 common shares repurchased, pursuant to the January 25, 2008, repurchase announcement. The 196,986 common shares retired have been returned to the Company’s authorized but unissued amount of common stock. Also, on June 20, 2008, the Company retired the remaining 229,224 common shares included in treasury stock. The 229,224 common shares retired have been returned to the Company’s authorized but unissued amount of common stock. As of June 30, 2008, the Company has zero common shares included in treasury stock.
Stockholders’ Rights Plan
On September 10, 2007, the Company amended and restated its Rights Agreement, dated September 10, 1997 (the “Existing Agreement”) pursuant to the First Amended and Restated Rights Agreement, dated September 10, 2007 (the “Amended Agreement”). The Amended Agreement extends the Final Expiration Date from September 10, 2007 to September 10, 2017. The Amended Agreement was approved by the Company’s board of directors (the “Board”).

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
The Amended Agreement, like the Existing Agreement, is intended to deter coercive or abusive tender offers and market accumulations. The Amended Agreement is designed to encourage an acquirer to negotiate with the Board and to enhance the Board’s ability to act in the best interests of all the Company’s shareholders.
Under the Amended Agreement, each shareholder of the Company holds one preferred stock purchase right (a “Right”) for each share of Company common stock held. The Rights generally become exercisable only in the event that an acquiring party accumulates 15 percent or more of the Company’s outstanding shares of common stock. If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holders to purchase one one-thousandth of a newly issued share of Series A junior participating preferred stock of Royal Gold or the Company’s common stock with a value equal to twice the exercise price of the Right, initially set at $175 under the terms and conditions set forth in the Amended Agreement.
Common Stock Issuances
Fiscal 2008
During the fiscal year ended June 30, 2008, options to purchase 101,750 shares were exercised, resulting in proceeds of $0.7 million.
On March 10, 2008, we issued 3,977,683 shares of our common stock as part of the conversion of our Mandatory Preferred Stock. Please refer to “Mandatory Convertible Preferred Stock” above for further information regarding the Mandatory Preferred Stock.
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
Fiscal 2007
During the fiscal year ended June 30, 2007, options to purchase 46,467 shares were exercised, resulting in proceeds of $0.6 million.
As discussed in Note 3, on January 24, 2007, we issued 577,434 shares of our common stock as part of the Peñasquito royalty acquisition.
In April 2007, we sold 4,400,064 shares of our common stock, at a price of $29.25 per share, resulting in proceeds of approximately $121.9 million, which is net of the underwriter’s discount of approximately $6.3 million and transaction costs of approximately $650,000. A portion of the net proceeds in this equity offering were used to pay a previously outstanding balance under our revolving credit facility with HSBC Bank, as discussed in Note 6, while the remaining net proceeds were used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
Fiscal 2006
During the fiscal year ended June 30, 2006, options to purchase 276,777 shares were exercised, resulting in proceeds of approximately $3.9 million.
In September 2005, we sold 2,227,912 shares of our common stock in an underwritten public offering, at a price of $26.00 per share, resulting in proceeds of approximately $54.7 million, which is net of the underwriter’s discount of $2.9 million and transaction costs of approximately $0.3 million. The net proceeds in this equity offering were used to fund the acquisition and financing of additional royalty interests and for general corporate purposes.
10. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Year Ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$26,108

Preferred stock dividends	(2,802)
Preferred stock deemed dividend upon conversion	(1,986)

Net income available to common stockholders for basic earnings per share	$21,320	31,054,725	$0.69
Effect of dilutive securities	—	335,568

Diluted EPS	$21,320	31,390,293	$0.68

Options to purchase 1,600 shares of common stock, at a purchase price of $32.40 per share, were outstanding at June 30, 2008, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

	For The Year Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$19,720	24,827,319	$0.79
Effect of dilutive securities		247,767

Diluted EPS	$19,720	25,075,086	$0.79

Options to purchase 1,600 shares of common stock, at a purchase price of $32.40 per share, were outstanding at June 30, 2007, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)

	For The Year Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$11,350	22,863,784	$0.50
Effect of dilutive securities		270,250

Diluted EPS	$11,350	23,134,034	$0.49

As of June 30, 2006, all outstanding options were included in the computation of diluted EPS because the exercise price of all the options was less than the average market price of our common shares for the period.
11. INCOME TAXES

	2008	2007	2006
Current federal tax expense	$12,811	$10,310	$5,974
Deferred tax benefit	(32)	(813)	(873)

Increase in deferred tax asset valuation allowance	147	52	—

	$12,926	$9,549	$5,101

The provision for income taxes for the fiscal years ended June 30, 2008, 2007 and 2006, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of minority interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	2008	2007	2006
Total expense computed by applying federal rates	$13,662	$10,244	$5,758
State income taxes, net of federal benefit	137	84	192
Adjustments of valuation allowance	147	52	—
Excess depletion	(1,456)	(956)	(922)
Other	436	125	73

	$12,926	$9,549	$5,101

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2008 and 2007, are as follows:

	2008	2007
Deferred tax assets:
Non-cash stock-based compensation	$1,595	$927
Net operating losses	1,451	—
Other	381	206

Total deferred tax assets	3,427	1,133

Valuation allowance	(199)	(52)

Net deferred tax assets	3,228	1,081

Deferred tax liabilities:
Mineral property basis	(28,112)	(6,536)
Other	(1,100)	(302)

Total deferred tax liabilities	(29,212)	(6,838)

Total net deferred taxes	$(25,984)	$(5,757)

As of June 30, 2008 and 2007, our valuation allowance was associated with foreign net operating loss carryforwards attributed to RGCL. The net operating loss associated with RGCL is approximately $1.2 million. There is an unlimited carryback and carryforward period to use such losses.
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
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $47,000 at June 30, 2008, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
12. SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s supplemental cash flow information for the fiscal years ending June 30, 2008, 2007 and 2006 is as follows:

Cash paid during the period for:	2008	2007	2006
Interest	$—	$801	$—
Income taxes, net of refunds	$13,292	$10,293	$4,611
Non-cash investing and financing activities:
Dividends declared	$11,571	$6,289	$5,058
Conversion of preferred stock to common stock	$116,946	—	—
Battle Mountain acquisition (with common stock)	$35,832	$—	$—
Acquisition of royalty interest in mineral property (with common stock)	$—	$18,495	$—
13. MAJOR CUSTOMERS
In each of fiscal years 2008, 2007 and 2006, we received approximately $30.8 million, $28.2 million and $23.1 million, respectively, of our royalty revenue from the same operator, Barrick, but not from the same mine.
14. SIMPLIFIED EMPLOYEE PENSION (“SEP”) PLAN
We maintain a Simplified Employee Pension Plan (“SEP Plan”) in which all employees are eligible to participate. We contribute a minimum of 3% of an employee’s compensation to an account set up for the benefit of the employee. If an employee chooses to make additional contributions to the SEP Plan through salary withholdings, we will match such contributions to a maximum of 7% of the employee’s salary. We contributed $0.2 million, $0.1 million and $0.2 million in fiscal years 2008, 2007 and 2006, respectively.
15. COMMITMENTS AND CONTINGENCIES
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
(In thousands, except share data, per ounce and per pound amounts)
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
At present, Royal Gold is considering entering into a de minimis settlement with the State of California. The date for accepting a settlement was extended indefinitely by the State of California pending preparation of settlement documentation by the State. Such settlement will result in a final conclusion regarding the Company’s responsibility to address the matter.
Contractual Obligations
Our long-term contractual obligations as of June 30, 2008, are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Note payable(1)	$17,732	$529	$17,203	$—	$—
Operating leases(2)	904	186	631	87	—
Long-term retirement obligation	94	26	53	15	—

Total	$18,730	$741	$17,887	$102	$—

(1)	Amounts represent principal ($15.75 million) and estimated interest payments ($2.0 million) assuming no early extinguishment. See Note 7 for further detail.

(2)	We lease office space under a lease agreement, which expires October 31, 2012.
Employment Agreements
We have one-year employment agreements with some of our officers which, under certain circumstances, require total minimum future base compensation, at June 30, 2008, of approximately $1.0 million. The terms of each of these agreements automatically extend annually, for one additional year, unless terminated by Royal Gold or the officer, according to the terms of the agreements.
16. RELATED PARTY
Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty on production of minerals from a portion of Cortez. Denver Mining Finance Company, our wholly-owned subsidiary, is the general partner and holds a 2.0% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Executive Chairman, the Chairman of our Audit Committee and one other member of our board of directors hold an aggregate 35.56% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments received from the operator including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, including our directors and Executive Chairman.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 27,552 ounces of gold as of June 30, 2008, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was approximately $11.2 million and $10.6 million as of June 30, 2008 and 2007, respectively, while the fair value of such ounces was approximately $25.6 million and $17.9 million as of June 30, 2008 and 2007, respectively. None of the gold currently held in inventory as of June 30, 2008 and 2007, is attributed to Royal Gold, as the gold allocated to Royal Gold is typically sold within five days of receipt.
17. STAFF ACCOUNTING BULLETIN NO. 108
In September 2006, the SEC issued SAB 108. The Company elected early application of SAB 108 during its third quarter of fiscal year 2007, with effect from July 1, 2006. Prior to SAB 108, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year misstatements on the income statement. Prior to our application of the guidance in SAB 108, we used the roll-over method for quantifying financial statement misstatements.
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
Consolidation of CVP
CVP was formed as a limited partnership in April of 1992. It owns a 1.25% net value royalty on production of minerals from a portion of Cortez. Denver Mining Finance Company, our wholly-owned subsidiary, is the general partner and holds a 2% interest in the partnership. In addition, we hold a 29.6% limited partner interest in the partnership, while our Executive Chairman, the Chairman of our Audit Committee and two other members of our board of directors hold an aggregate 41.69% limited partner interest.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
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

	June 30,
	2006		Adjusted
	Reported	SAB 108	July 1, 2006
	Balance	Adjustment	Balance
Royalty interests in mineral properties, net	$84,590	$97	$84,687
Inventory — restricted	$—	$9,374	$9,374
Total assets	$172,260	$9,471	$181,731
Total liabilities	$10,600	$—	$10,600
Minority interest in subsidiary	$—	$9,471	$9,471
Total stockholders’ equity	$161,660	$—	$161,660
Total liabilities and stockholders’ equity	$172,260	$9,471	$181,731
As indicated above, the adoption of SAB 108 had no impact on the Company’s retained earnings. Accordingly, no adjustment was necessary to record the cumulative effect on the opening balance of retained earnings at July 1, 2006.
The Company does not believe, based on its pre-SAB 108 methodology, that the effect of proportionately, rather than fully, consolidating CVP was material in any of the periods since December 31, 2003, the effective date of FIN 46R to the Company. In reaching that determination, the Company considered the following incremental adjustments to our reported annual financial statements, for fiscal year 2006.

Fiscal Year
Ended June 30,
2006
Royalty revenue	$1,507
Cost of operations	$59
Depreciation, depletion and amortization	$21
Income before income taxes and minority interest	$1,427
Minority interest in income of consolidated subsidiaries	$(1,427)
Net income	$—

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
18. SUBSEQUENT EVENT
On July 30, 2008, we entered into a definitive agreement to acquire a portfolio of royalties from Barrick in exchange for net cash consideration of $150 million and a restructuring of certain Royal Gold royalty positions at Cortez, which is operated by subsidiaries of Barrick. The Barrick royalty portfolio consists of royalties on 77 properties, including eight producing royalties, 2 development stage royalties and 67 exploration stage projects. The restructuring of certain Cortez royalty positions includes the reduction of the GSR2 sliding-scale royalty rate ranging from 0.72%-9.0%, to match the current GSR1 sliding-scale royalty rate ranging from 0.40%-5.0%. In addition, we will also eliminate our interest in the 0.71% GSR3 and the NVR1 (non-consolidated minority interest portion) royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez. The GSR3 and NVR1 royalties which cover areas outside of the Crossroads deposit will not be affected by this transaction. The purchase price for the acquisition will be paid from cash on hand at closing. The acquisition is subject to customary closing conditions and is expected to close on October 1, 2008. The Company is currently evaluating the accounting treatment for this transaction.
19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

				Basic	Diluted
	Royalty	Operating		Earnings	Earnings
	Revenues	Income	Net Income	Per Share	Per Share
Fiscal Year 2008 Quarter Ended:

September 30	$12,817	$7,364	$5,762	$0.20	$0.20
December 31	15,396	7,041	5,065	0.13	0.13
March 31	19,516	9,747	7,420	0.12	0.12
June 30	21,664	11,771	7,861	0.24	0.23

	$69,393	$35,923	$26,108	$0.69	$0.68

Fiscal Year 2007 Quarter Ended:

September 30	$9,929	$6,634	$4,960	$0.21	$0.21
December 31	12,855	7,836	5,636	0.24	0.24
March 31	11,209	5,691	3,438	0.14	0.14
June 30	14,364	8,345	5,686	0.20	0.20

	$48,357	$28,506	$19,720	$0.79	$0.79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the fiscal year ended June 30, 2008, there were no changes in or disagreements with our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, over accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Our President and Chief Executive Officer and Chief Financial Officer and Treasurer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, based on their evaluation of our disclosure controls and procedures concluded that as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding their disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that, as of June 30, 2008, our internal control over financial reporting is effective.
Our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, as stated in their report, which is included herein.
Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers’ report on the Company’s internal control over financial reporting is contained within Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.
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

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears under the section headings “Proposal 1 — Election of Class III Directors”, “Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2008, and is incorporated by reference in this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item appears under the section heading “Executive Compensation” included in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2008, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the sub-section heading “Equity Compensation Plan Information” and section heading “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2008, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item appears under the sub-section heading “Certain Relationships and Related Transactions” and “Independence of Directors” in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2008, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the sub-section heading “Independent Registered Public Accountants” and the section heading “Proposal 3 — Ratification of Appointment of Independent Registered Public Accountants” included in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2008, and is incorporated by reference in this Annual Report on Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 19, 2008, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 53 above.
(b) Exhibits
Reference is made to the Exhibit Index beginning on page 91 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: August 19, 2007	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 19, 2008	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: August 19, 2007	By:	/s/ Stefan L. Wenger
Stefan L. Wenger
Chief Financial Officer

Date: August 19, 2007	By:	/s/ Stanley Dempsey
Stanley Dempsey
Executive Chairman

Date: August 19, 2007	By:	/s/ S. Oden Howell, Jr.
S. Oden Howell, Jr.
Director

Date: August 19, 2007	By:	/s/ John W. Goth
John W. Goth
Director

Date: August 19, 2007	By:	/s/ Merritt E. Marcus
Merritt E. Marcus
Director

Date: August 19, 2007	By:	/s/ M. Craig Haase
M. Craig Haase
Director

Date: August 19, 2007	By:	/s/ James W. Stuckert
James W. Stuckert
Director

Date: August 19, 2007	By:	/s/ Donald J. Worth
Donald J. Worth
Director

Date: August 19, 2007	By:	/s/ William M. Hayes
William M. Hayes
Director

Exhibit Index

Exhibit
Number	Description

2.2	Amended and Restated Agreement and Plan of Merger, dated July 30, 2007, among Battle Mountain Gold Exploration Corp., Royal Gold, Inc. and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on February 8, 2008 and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on May 1, 2008 and incorporated herein by reference)

3.3	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

4.1	First Amended and Restated Rights Agreement dated as of September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A on September 10, 2007 and incorporated herein by reference)

Exhibit
Number		Description

10.1	**	Equity Incentive Plan (filed as part of the Company’s proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 and incorporated herein by reference)

10.2		Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K on September 28, 1998 and incorporated herein by reference)

10.3		Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company’s Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

10.4		Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company’s Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)

10.5	**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company’s proxy statement on October 15, 1999 and incorporated herein by reference)

10.6		Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

10.7		Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(a) to the Company’s Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)

10.8		Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)

10.9		Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)

10.10	**	Form of Incentive Stock Option Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

10.11	**	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

Exhibit
Number		Description

10.12	**	Form of Restricted Stock Agreement (filed as Exhibit 10.03 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

10.13	**	Form of Performance Share Agreement. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.14	**	Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger (filed as Exhibit 10.05 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

10.15	**	Royal Gold, Inc. 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on September 21, 2005 and incorporated herein by reference)

10.16	**	Form of Employment Contract (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K on September 22, 2005, together with the Schedule of Executive Officers Parties thereto (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on September 4, 2007), and incorporated herein by reference)

10.17		Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.18		Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.19		Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.20		Proceeds Agreement with HSBC Bank USA (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 20, 2005 and incorporated herein by reference)

10.21		Purchase Agreement, between Kennecott Minerals Company and Royal Gold, Inc., dated December 22, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 29, 2005 and incorporated herein by reference)

Exhibit
Number	Description

10.22	Amended and Restated Funding Agreement dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.23	Conveyance of Tail Royalty and Grant of Milling Fee dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.24	Conveyance of Production Payment dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.25	Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.26	Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.27	Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.28	Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

Exhibit
Number	Description

10.29	Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.30 **	Form of Indemnification Agreement with Directors and Officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 13, 2006, together with the Schedule of Certain Officers Parties thereto (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on September 4, 2007), and incorporated herein by reference)

10.31	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.32	Shares for Debt Agreement between Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.33	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.34	Second Amended and Restated Loan Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated January 5, 2007 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.35	Supplemental Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.36	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.37	Second Amended and Restated Promissory Note between Royal Gold, High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

Exhibit
Number		Description

10.38		Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.39		Term Loan Agreement between Royal Gold Chile Limitada and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 4, 2007 and incorporated herein by reference)

10.40		Guaranty between Royal Gold, Inc. and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 4, 2007 and incorporated herein by reference)

10.41		First Amendment to Second Amended and Restated Loan Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated as of January 23, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 29, 2008)

10.42	*	Letter of Intent between Royal Gold, Inc. and MinEx Projects Pty Ltd dated April 3, 2008

10.43	*	Extension letter dated June 30, 2008, of the letter of Intent between Royal Gold, Inc. and MinEx Projects Pty Ltd. (filed as Exhibit 10.42 herewith)

10.44	*	Royalty Purchase and Sale Agreement between Royal Gold, Inc. and Barrick Gold Corporation dated July 30, 2008

10.45	*	Extension letter dated August 14, 2008, of the letter of Intent between Royal Gold, Inc. and MinEx Projects Pty Ltd. (filed as Exhibit 10.42 herewith)

21.1	*	Royal Gold and Its Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies each management contract or compensation plan or arrangement.