Form 10-K/A
period 2008-06-30
ROYAL GOLD INC
filed 2008-08-22
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

Explanatory Note
Royal Gold, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its annual report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission on August 20, 2008 (the “Original Form 10-K”). This amendment is being filed solely to revise the signature page of the Original Form 10-K to correct typographical errors in the signature blocks. For the convenience of the reader, this amendment includes in its entirety the Exhibit Index of the Original Form 10-K, revised to note exhibits that were filed with the Original Form 10-K. Other than the revisions referred to above, all other information included in the Original Form 10-K remains unchanged. This amendment is not intended to, nor does it, reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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

Date: August 19, 2008	By:	/s/ Tony Jensen
Tony Jensen
President, Chief Executive Officer, and Director

Date: August 19, 2008	By:	/s/ Stefan L. Wenger
Stefan L. Wenger
Chief Financial Officer

Date: August 19, 2008	By:	/s/ Stanley Dempsey
Stanley Dempsey
Executive Chairman

Date: August 19, 2008	By:	/s/ S. Oden Howell, Jr.
S. Oden Howell, Jr.
Director

Date: August 19, 2008	By:	/s/ John W. Goth
John W. Goth
Director

Date: August 19, 2008	By:	/s/ Merritt E. Marcus
Merritt E. Marcus
Director

Date: August 19, 2008	By:	/s/ M. Craig Haase
M. Craig Haase
Director

Date: August 19, 2008	By:	/s/ James W. Stuckert
James W. Stuckert
Director

Date: August 19, 2008	By:	/s/ Donald J. Worth
Donald J. Worth
Director

Date: August 19, 2008	By:	/s/ William M. Hayes
William M. Hayes
Director

Exhibit Index

Exhibit
Number	Description

2.2	Amended and Restated Agreement and Plan of Merger, dated July 30, 2007, among Battle Mountain Gold Exploration Corp., Royal Gold, Inc. and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on February 8, 2008 and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on May 1, 2008 and incorporated herein by reference)

3.3	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

4.1	First Amended and Restated Rights Agreement dated as of September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A on September 10, 2007 and incorporated herein by reference)

Exhibit
Number		Description

10.1	**	Equity Incentive Plan (filed as part of the Company’s proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 and incorporated herein by reference)

10.2		Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K on September 28, 1998 and incorporated herein by reference)

10.3		Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company’s Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

10.4		Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company’s Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)

10.5	**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company’s proxy statement on October 15, 1999 and incorporated herein by reference)

10.6		Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

10.7		Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(a) to the Company’s Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)

10.8		Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)

10.9		Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)

10.10	**	Form of Incentive Stock Option Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

10.11	**	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

Exhibit
Number		Description

10.12	**	Form of Restricted Stock Agreement (filed as Exhibit 10.03 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

10.13	**	Form of Performance Share Agreement. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.14	**	Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger (filed as Exhibit 10.05 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

10.15	**	Royal Gold, Inc. 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on September 21, 2005 and incorporated herein by reference)

10.16	**	Form of Employment Contract (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K on September 22, 2005, together with the Schedule of Executive Officers Parties thereto (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on September 4, 2007), and incorporated herein by reference)

10.17		Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.18		Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.19		Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.20		Proceeds Agreement with HSBC Bank USA (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 20, 2005 and incorporated herein by reference)

10.21		Purchase Agreement, between Kennecott Minerals Company and Royal Gold, Inc., dated December 22, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 29, 2005 and incorporated herein by reference)

Exhibit
Number	Description

10.22	Amended and Restated Funding Agreement dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.23	Conveyance of Tail Royalty and Grant of Milling Fee dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.24	Conveyance of Production Payment dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.25	Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.26	Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.27	Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.28	Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

Exhibit
Number	Description

10.29	Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.30 **	Form of Indemnification Agreement with Directors and Officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 13, 2006, together with the Schedule of Certain Officers Parties thereto (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on September 4, 2007), and incorporated herein by reference)

10.31	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.32	Shares for Debt Agreement between Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.33	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.34	Second Amended and Restated Loan Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated January 5, 2007 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.35	Supplemental Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.36	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.37	Second Amended and Restated Promissory Note between Royal Gold, High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

Exhibit
Number		Description

10.38		Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.39		Term Loan Agreement between Royal Gold Chile Limitada and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 4, 2007 and incorporated herein by reference)

10.40		Guaranty between Royal Gold, Inc. and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 4, 2007 and incorporated herein by reference)

10.41		First Amendment to Second Amended and Restated Loan Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated as of January 23, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 29, 2008)

10.42	***	Letter of Intent between Royal Gold, Inc. and MinEx Projects Pty Ltd dated April 3, 2008

10.43	***	Extension letter dated June 30, 2008, of the letter of Intent between Royal Gold, Inc. and MinEx Projects Pty Ltd. (filed as Exhibit 10.42 herewith)

10.44	***	Royalty Purchase and Sale Agreement between Royal Gold, Inc. and Barrick Gold Corporation dated July 30, 2008

10.45	***	Extension letter dated August 14, 2008, of the letter of Intent between Royal Gold, Inc. and MinEx Projects Pty Ltd. (filed as Exhibit 10.42 herewith)

21.1	***	Royal Gold and Its Subsidiaries

23.1	***	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies each management contract or compensation plan or arrangement.

***	Previously filed with Form 10-K filed on August 20, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: August 21, 2008	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer