Form 10-K/A
period 2008-06-30
ROYAL GOLD INC
filed 2008-11-06
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold on December 31, 2007, as reported on the NASDAQ Global Select Market was $811.7 million. As of October 31, 2008, there were 33,926,495 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders scheduled to be held on November 5, 2008, filed with the Securities and Exchange Commission on September 23, 2008, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Explanatory Note
Royal Gold, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Second Amended Form 10-K”) to amend its annual report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on August 20, 2008 , as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on August 22, 2008 (the “Original Form 10-K”).
This Second Amended Form 10-K is being filed to amend and restate the Company’s previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2008 and for each of the quarters comprising the fiscal year. This amendment and restatement is required to adjust the consolidated financial statements for the fiscal year ended June 30, 2008 because of an overpayment, principally during our fiscal year 2008, of $3.1 million in royalties by the operator of the Cortez project, which was not identified by the operator or by our procedures and controls existing when the overpayments were received and recognized as royalty revenue by the Company. The effect of the restatement is to reduce royalty revenues by $3.1 million and net income by $2.1 million for the fiscal year ended June 30, 2008. The royalty overpayment and restatement is discussed in more detail in Management’s Discussion and Analysis of Consolidated Financial Position and Results of Operations and in Note 20 of the notes to the consolidated financial statements.
For the convenience of the reader, this Second Amendment restates the Original Form 10-K in its entirety. This Second Amended Form 10-K amends and the following items included in the Original Form 10-K:
•	Part I – Item 1 – Business;

•	Part I – Item 1A – Risk Factors;

•	Part II – Item 6 – Selected Financial Data;

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II – Item 7A – Quantitative and Qualitative Disclosure About Market Risk;

•	Part II – Item 8 – Financial Statements and Supplementary Data;

•	Part II – Item 9A – Controls and Procedures;

•	Part III (to indicate that information is incorporated by reference from the Company’s proxy statement for its 2008 Annual Meeting of Stockholders filed on September 23, 2008); and

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules.
Aside from the foregoing items, no other items are amended or modified in this Second Amended Form 10-K.
Other than the restatement, this Second Amended Form 10-K does not reflect events occurring after the date of the Original Form 10-K or modify or update those disclosures as affected by subsequent events. Such events include, among others, the events described in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K. This Second Amended Form 10-K should be read in conjunction with our other reports filed with the SEC subsequent to June 30, 2008 pursuant to the Securities Exchange Act of 1934, as amended.

ii

iii

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
As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2008 were as follows:
(1)	Our royalty revenues increased 37% to $66.3 million, compared with $48.4 million during fiscal year 2007;

(2)	High River Gold Mines Ltd. (“High River”) commenced production at the Taparko mine, which resulted in approximately $7.4 million in additional royalty revenue to the Company during the fiscal year;

(3)	We completed the acquisition of Battle Mountain Gold Exploration Corp. (“Battle Mountain”). As part of the acquisition, we acquired thirteen royalty interests in various stages of production, development or exploration. The acquired Battle Mountain producing royalty interests contributed approximately $2.8 million in additional royalty revenue to the Company during the fiscal year;

(4)	In addition to the royalties acquired as part of the Battle Mountain acquisition, we acquired the following royalties during our fiscal year 2008:
•	A 2.0% net smelter return (“NSR”) royalty on the Marigold mine, located on the Battle Mountain-Eureka trend in Nevada, and operated by Goldcorp Inc. (“Goldcorp”);

•	A 2.0-4.0% sliding-scale NSR royalty and a 10.0% net profits interest (“NPI”) royalty on the El Chanate mine, located in Sonora, Mexico, and operated by Capital Gold, Inc. (“Capital Gold”); and

•	A 1.5% NSR royalty on gold produced from the Benso concession in the Western Region of the Republic of Ghana, West Africa, and controlled by Golden Star Resources Ltd. (“Golden Star”).
(5)	In November 2007, we completed an offering of 1,150,000 shares of 7.25% mandatory convertible preferred stock (“Preferred Stock”), resulting in net proceeds to us of approximately $111.1 million. In March 2008, we converted all of the issued and outstanding shares of the Preferred Stock into 3,977,683 shares of our common stock in connection with the conversion of the Preferred Stock.

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

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick	GSR1: 0.40%-5.0% sliding- scale GSR GSR2(1): 0.72%-9.0% sliding- scale GSR GSR3(1): 0.71% GSR NVR1(1): 0.39% NVR

Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

Taparko(2)	Burkina Faso, West Africa	High River	15% GSR (TB-GSR1) and a 0%-10% sliding-scale GSR (TB-GSR2)

Leeville Mining Complex (Leeville North and Leeville South)	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR

SJ Claims – Goldstrike	Nevada, USA	Barrick	0.9% NSR

Troy(3)	Montana, USA	Revett Minerals, Inc. (“Revett”)	7.0% GSR (silver and copper)

Bald Mountain	Nevada, USA	Barrick	1.75%-3.5% sliding-scale NSR

Mulatos(4)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	0.30%-1.5% sliding-scale NSR

El Chanate(5)	Sonora, Mexico	Capital Gold	2.0%-4.0% sliding-scale NSR; 10.0% NPI

Martha	Santa Cruz Province, Argentina	Coeur d’Alene Mines Corporation (“Coeur d’Alene”)	2.0% NSR (silver)

Don Mario—Lower Mineralized Zone(6)	Chiquitos Province, Bolivia	Orvana Minerals Corp. (“Orvana”)	3.0% NSR (gold, silver and copper)

Williams(6)	Ontario, Canada	Barrick (50%) and Teck Cominco Limited (50%)	0.72% NSR

Peñasquito (oxide)(7)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold and silver)

El Limon(6)	El Limon, Nicaragua	Central Sun Mining, Inc. (“Central Sun”) (95%) and Inversiones Mineras S.A. (“Inversiones”) (5%)	3.0% NSR

(1)	Upon the consummation of the royalty acquisition transaction between Royal Gold and Barrick, GSR2 will be reduced to match the royalty rate of GSR1 and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez will be eliminated. The NVR1 royalty is a 1.25% NVR royalty. The Company owns 31.6% of the 1.25% NVR (or 0.39%), while our consolidated minority interest owns the remaining portion of the 1.25% NVR royalty.

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

Property	Location	Royalty	Owned or Controlled By
Santa Cruz Province	Santa Cruz Province, Argentina	2.0% NSR	Hidefield Gold PLC

Night Hawk Lake(1)	Ontario, Canada	2.5% NSR	Selkirk Metals Corporation (“Selkirk”) (40%), East West Resource Corporation (“East West”) (40%), Trillium North Minerals (20%)

Follansbee(2)	Ontario, Canada	2.0% NSR	Goldcorp (51%), Premier Gold (49%)

Joe Mann(1)	Quebec, Canada	1.8% to 3.6% sliding-scale NSR; and 2.0% NSR	Gold Bullion Development Corp. (“Gold Bullion”)

Taparko	Burkina Faso, West Africa	0.75% milling fee royalty (TB-MR1)	High River

Seguenega (“Sega”)(1)	Burkina Faso, West Africa	3.0% NSR	Orezone Resources Inc. (“Orezone”)

Marmato Properties(1)	Marmato District, Colombia	5.0% NSR	Mineros Nacionales S.A. (“Mineros”)

Kettukuusikko	Lapland, Finland	2.0% NSR	Taranis Resources, Inc. (“Taranis”)

Vueltas del Rio(1)	Western Honduras	2.0% NSR	Lundin Mining Corporation (“Lundin”)

Lluvia de Oro(1)	Sonora, Mexico	4.0% NSR	Columbia Metals Corporation Ltd. (“Columbia Metals”)

Nieves	Zacatecas, Mexico	2.0% NSR	Quaterra Resources Inc.

San Jeronimo	Zacatecas, Mexico	2.0% NSR	Goldcorp

Long Valley	California, USA	1.0% NSR	Vista Gold Corporation

Rock Creek(3)	Montana, USA	1.0% NSR	Revett Minerals

Mule Canyon	Nevada, USA	5.0% NSR	Newmont

Buckhorn South	Nevada, USA	16.5% NPI	Barrick

Ferris/Cooks Creek	Nevada, USA	1.5% NVR	Barrick

Horse Mountain	Nevada, USA	0.25% NVR	Barrick

Simon Creek	Nevada, USA	1.0% NSR	Barrick

Rye	Nevada, USA	0.5% NSR	Barrick

BSC	Nevada, USA	2.5% NSR	US Gold

ICBM	Nevada, USA	0.75% NSR	BH Minerals USA, Inc. (“BH Minerals”)

Long Peak	Nevada, USA	0.75% NSR	BH Minerals

Dixie Flats	Nevada, USA	0.75% NSR	BH Minerals

Relief Canyon(1)	Nevada, USA	4.0% NSR	Firstgold Incorporated (“Firstgold”)

Fletcher Junction(1)	Nevada, USA	1.25% NSR	Nevada Exploration Inc. (“Nevada Exploration”)

Hot Pot(1)	Nevada, USA	1.25% NSR	Nevada Exploration

Svetloye	Khabarovsk Region, Russia	1.0% NSR	Fortress Minerals Corporation

La India	Nicaragua	3% NSR	Central Sun Mining

(1)	Acquired on October 24, 2007, as part of the acquisition of Battle Mountain. Please refer to Item 7, MD&A, for a further discussion on the acquisition of Battle Mountain.

(2)	Acquired in May 2008.

(3)	Right to convert equity in Revett Minerals into a 1% NSR royalty on the project.

Our Operational Information
Financial Information about Geographic Areas
Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table. Please refer to Item 2, Properties, for further discussion on our significant royalty interests on producing mineral properties.

	Royalty			Royalty Interests in
	Revenue			Mineral Properties, net
	2008	2007	2006	2008	2007	2006
United States	79%	97%	98%	18%	25%	69%
Mexico	4%	2%	1%	55%	49%	9%
Africa(1)	11%	—	—	12%	16%	22%
Chile	—	—	—	7%	10%	—
Other(2)	6%	1%	1%	8%	—	—

(1)	Consists of royalties on properties in Burkina Faso and the Republic of Ghana. Royalty revenue shown is attributable to revenues from our royalties in Burkina Faso.

(2)	The “Other” category for “Royalty revenue” consists of revenue from Argentina, Bolivia (2008 only), Canada (2008 only) and Nicaragua (2008 only). The “Other” category for “Royalty Interests in Mineral Properties, net” for 2008 consists of assets in Bolivia, Canada, Colombia, Honduras and Nicaragua.
Our financial results are discussed in Part II, Item 7, MD&A, and within our audited consolidated financial statements are included in Part II, Item 8, Financial Statements and Supplementary Data. The risks associated with the operations of our foreign royalty interests are discussed in Part 1A, Risk Factors. In fiscal 2008, we generated royalty revenues of $22.0 million and $16.6 million from Cortez and Robinson, respectively, representing 33% and 25%, respectively, of our total royalty revenue. In fiscal 2007, we generated royalty revenues of $21.5 million and $12.6 million from Cortez and Robinson, respectively, representing 44% and 26%, respectively, of our total royalty revenue.
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
In fiscal year 2008, approximately 33% and 24% of our revenues were derived from our royalties at Cortez and the Robinson mine, respectively, compared to approximately 44% and 26% in fiscal year 2007, respectively. We expect that revenue from our royalties at Cortez and Robinson will continue to be a significant, though less dominant, contributor to our revenue in future periods. Furthermore, as Cortez and other mines on which we have royalties mature, like SJ Claims, we can expect overall declines in production over the years unless operators are able to replace reserves that are mined by mine expansion or successful new exploration.  There can be no assurance that the operators of Cortez, SJ Claims or the other properties will be able to maintain or increase production or replace reserves as they are mined.
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
Our revenues are subject to operational and other risks faced by operators of our mining properties.
Although we are not required to pay capital costs or most operating costs, our financial results are subject to hazards and risks normally associated with developing and operating mining properties, both for the properties where we conduct exploration or indirectly for properties operated by others where we hold royalty interests. These risks include:
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
In addition, the mining operator’s calculation of our royalty payments is subject to and dependent upon the adequacy of their production and accounting functions, and errors may occur from time to time in the calculations of the operator. For example, the complex nature of mining and ownership of mining interests can result in errors regarding allocation of production, such as those that occurred in connection with our restatement of our consolidated financial statements for fiscal year 2008. We are provided with production information by the mining operator in certain royalty contracts that may enable us to detect errors in the royalty payments that we receive from certain royalty interests given our royalty monitoring program and its associated internal controls and procedures. We do not, however, receive production information for all royalty interests. As a result, our ability to detect royalty payment errors is limited and the possibility exists that we will need to make retroactive royalty revenue adjustments. Further, in some royalty contracts we have the right to audit the operational calculations and production data for the associated royalty payments and, when exercised, such audits may occur many months following our recognition of the royalty revenue. In addition, certain royalty agreements, such as Robinson, provide that royalty payments to us are subject to subsequent adjustment based on commodity prices at a later date, 3-4 months in the case of Robinson, which can result in adjustments to our royalty revenue in later periods. Hence, these royalty audits may result in the recognition by us of retroactive changes in previously disclosed royalty revenues.

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
The royalty interests we acquire may not produce the anticipated royalty revenues. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments, particularly acquisitions of royalties on development stage properties. If the operator does not bring the property into production and operate in accordance with feasibility studies or other plans, acquired royalty interests may not yield royalty revenues or sufficient royalty revenues to be profitable. The Taparko project, which recently began production in Burkina Faso, and the Peñasquito project, also in initial production in Mexico, represent our largest development stage royalty acquisitions to date. The principal royalty assets of Battle Mountain, which we acquired on October 24, 2007, include royalties on gold and silver production from the Dolores project in Mexico, which is under development. In addition, our Pascua-Lama royalty acquisition in Chile is in a pre-production stage. The failure of these projects to produce anticipated royalty revenues may materially and adversely affect our financial condition, results of operations and cash flows.
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
In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872 (the “General Mining Law”), which governs the creation and possession of mining claims and related activities on federal public lands in the United States. Several proposals, such as Bill H.R. 2262, introduced in the Congress in May 2007, if enacted, would impose a royalty payable to the U.S. Government on existing and future production of minerals from unpatented mining claims in the United States. If enacted, the legislation such as H.R. 2262 could, among other provisions, render certain federal lands unavailable for the location of unpatented mining claims, afford greater public involvement in the mine permitting process, provide for citizen suits against miners operating on federal lands, and impose new and stringent environmental operating standards as well as new mined land reclamation requirements. If enacted, such legislation could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations on federal lands, perhaps materially and adversely affecting mine operators and therefore our royalty revenue.
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
We derived approximately 21% of our revenues from foreign sources in fiscal year 2008. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. This includes exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes, and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Exploration licenses granted by some foreign countries do not include the right to mine. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, the value of our royalty interest would be negatively affected. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment, and taxation. We currently have interests in projects in Argentina, Bolivia, Burkina Faso, Canada, Chile, Colombia, Finland, Ghana, Honduras, Mexico, Nicaragua and Russia. We also evaluate precious metal royalty acquisitions or development opportunities in other parts of the world, including Canada, Central America, Europe, Australia, other Republics of the former Soviet Union, Asia, Africa and South America.
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

We have identified a material weakness in internal control over our financial reporting and as a result we were required to restate our financial results for the fiscal year ended June 30, 2008.
In connection with the restatement and our reassessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of fiscal year ended June 30, 2008, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to Item 9A of this Second Amended Form 10-K for further discussion of the ineffectiveness of and material weakness in our controls as of June 30, 2008. While we have made efforts to remediate such material weakness promptly and effectively, any additional material weaknesses or significant deficiencies could have a material adverse effect on our results of operations and financial condition, as well as impair our ability to meet our quarterly, annual, and other reporting requirements under the Securities Exchange Act of 1934, as amended, in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement in consolidated financial statements and require a further restatement of our financial statements. Therefore, even if we are successful in strengthening our internal controls and procedures, such controls and procedures may not be adequate to prevent or identify existing or future internal control weaknesses. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its known inherent limitations (such limitations are further discussed in Item 9A of this Second Amended Form 10-K). Because of such inherent limitations, there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting.
We may face risks related to an SEC investigation and securities litigation in connection with the restatement of our financial statements.
We are not aware that the SEC has begun any formal or informal investigation in connection with accounting errors requiring restatement of the fiscal year ended June 30, 2008. If the SEC makes a determination, however, that in its view the Company has violated Federal securities laws, then the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief, which could adversely affect our business. In addition, the Company may in the future be subject to class action suits, other litigation, or regulatory proceedings or actions arising in relation to the restatement of our consolidated financial statements for the fiscal year ended June 30, 3008. We are unable to estimate what our liability might be in connection with such potential litigation or regulatory proceeding or action and any expenses not covered by available insurance or any adverse resolution of this potential litigation or regulatory proceeding or action, which could have a material adverse effect on our business, results of operations, cash flows, or financial condition. Further, any litigation or regulatory proceeding or action may be time consuming, and it may distract our management from the conduct of our business.
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
Cortez Pipeline Mining Complex (Nevada, USA)
Cortez is a large open pit, mill and heap leach operation located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Cortez includes the Pipeline, South Pipeline, Gap and Crossroads deposits and is operated by subsidiaries of Barrick.
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

(d)	Net Value Royalty (“NVR1”). This is a fixed 1.25% NVR on production from the GAS Claims located on a portion of Cortez that excludes the Pipeline open pit. The Company owns 31.6% of the 1.25% NVR (or 0.39%) while our consolidated minority interest owns the remaining portion of the 1.25% NVR. This NVR1 royalty is calculated by deducting contract defined processing-related and associated capital costs, but not mining costs, from the revenue received by the operator for production from the area covered by the royalty.
We also own two other royalties at Cortez where there is currently no production attributed to the royalty interests and there is insignificant reserves attributed to the royalty interests.
The following shows the current sliding-scale GSR1 and GSR2 royalty rates under our royalty agreement with Cortez:

London PM Quarterly Average			GSR1	GSR2
Price of Gold Per Ounce ($U.S.)			Royalty Percentage	Royalty Percentage
Below		$210.00	0.40%	0.72%
$210.00	—	$229.99	0.50%	0.90%
$230.00	—	$249.99	0.75%	1.35%
$250.00	—	$269.99	1.30%	2.34%
$270.00	—	$309.99	2.25%	4.05%
$310.00	—	$329.99	2.60%	4.68%
$330.00	—	$349.99	3.00%	5.40%
$350.00	—	$369.99	3.40%	6.12%
$370.00	—	$389.99	3.75%	6.75%
$390.00	—	$409.99	4.00%	7.20%
$410.00	—	$429.99	4.25%	7.65%
$430.00	—	$449.99	4.50%	8.10%
$450.00	—	$469.99	4.75%	8.55%
$470.00	—	and above	5.00%	9.00%
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
Goldstrike — SJ Claims (Nevada, USA)
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

London PM Monthly Average			NSR
Price of Gold Per Ounce ($U.S.)			Royalty Percentage
Below		$325.00	0.16%
$325.01	—	$350.00	0.22%
$350.01	—	$375.00	0.27%
$375.01	—	$400.00	0.32%
$400.01	—	$500.00	0.56%
$500.01	—	$600.00	0.73%
$600.01	—	$800.00	0.91%
$800.01	—	and above	1.08%
When the average quarterly gold price is between any two price ranges above, the royalty rate is proportional to the change in gold price.
Our royalty interest is applicable to all the gold production from Chile. The Company owns an additional royalty equivalent to 0.216% of proceeds from copper produced in Chile, net of allowable deductions, sold on or after January 1, 2017.

Reserve Information
Table 1 below summarizes proven and probable reserves for gold, silver, copper, zinc and lead that have been reported to us by the operators of our royalty interests as of December 31, 2007. Please refer to pages 28-29 for the footnotes to Table 1.
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
Summary of Proven and Probable Silver Reserves(1,17)
Production Stage Royalties
As of December 31, 2007(3)

					Silver
				Average Silver	Contained
			Tons	Grade	Ounces
Royalty	Operator	Category	(millions)	(ounces per ton)	(millions)(3)
Peñasquito (oxide) (14)	Goldcorp	Proven	46.41	0.61	28.244
		Probable	75.29	0.48	36.061

Martha	Coeur d'Alene	Proven	0.06	52.95	2.924
		Probable	0.10	54.55	5.369

Troy(6) 7.0% GSR	Revett	Reserve	2.01	1.18	2.379	(18)
6.1% GSR		Reserve	1.73	1.18	2.046
2.0% GSR		Reserve	2.61	1.18	3.085

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

Table 2 below summarizes additional mineralization for gold, silver, copper, lead and zinc which have been reported to us by the operators of our royalty interests as of December 31, 2007. Please refer to page 33 for the footnotes to Table 2.
TABLE 2
Gold Additional Mineralized Material(1)
Production Stage Royalties
As of December 31, 2007

				Average Gold
		Additional Mineralized	Tons	Grade
Royalty	Operator	Material	(millions)	(ounces per ton)
		Measured(2,3)	2.89	0.025
		Indicated(2,3)	29.43	0.020
Cortez GSR1(3)	Barrick	Inferred(2,3)	4.33	0.013

		Measured(2,3)	3.49	0.044
		Indicated(2,3)	24.70	0.039
Cortez GSR2(3)	Barrick	Inferred(2,3)	0.94	0.019

		Measured(2,3)	6.38	0.035
		Indicated(2,3)	54.14	0.028
Cortez GSR3(3)	Barrick	Inferred(2,3)	5.26	0.014

		Measured(2,3)	3.84	0.044
		Indicated(2,3)	28.67	0.037
Cortez NVR1(3)	Barrick	Inferred(2,3)	3.38	0.012

		Measured(2,4)	573.00	0.005
		Indicated(2,4)	147.00	0.003
Robinson	Quadra	Inferred(2,4)	89.00	0.002

		Measured(2)	—	—
		Indicated(2)	2.51	0.082
Taparko	High River	Inferred(2)	1.22	0.083

Leeville Mining Complex	Newmont	—(5)	0.64	0.446

		Measured(2)	2.76	0.055
		Indicated(2)	4.06	0.050
Goldstrike—SJ Claims	Barrick	Inferred(2)	—	—

		Measured(2)	12.31	0.029
		Indicated(2)	58.47	0.027
Mulatos(6)	Alamos	Inferred(2)	—	—

		Measured & Indicated(2)	7.64	0.026
Bald Mountain	Barrick	Inferred(2)	—	—

		Measured(2,8)	11.31	0.018
		Indicated(2,8)	32.85	0.020
El Chanate	Capital Gold	Inferred(2,8)	6.15	0.021

		Measured(2)	1.71	0.090
		Indicated(2)	2.37	0.154
Williams	Williams	Inferred(2)	6.21	0.127

		Measured(2)	8.71	0.002
		Indicated(2)	38.25	0.003
Peñasquito (oxide)(7)	Goldcorp	Inferred(2)	45.19	0.004

		Measured(2)	0.03	0.136
	Central	Indicated(2)	0.39	0.147
El Limon	Sun	Inferred(2)	—	—

TABLE 2 (Continued)
Gold Additional Mineralized Material(1)
Development Stage Royalties
As of December 31, 2007

				Average Gold
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(ounces per ton)
		Measured(2)	109.24	0.008
		Indicated(2)	591.71	0.006
Peñasquito (sulfide)(7)	Goldcorp	Inferred(2)	1,299.61	0.007

		Measured &
		Indicated(2)	7.70	0.090
Dolores	Minefinders	Inferred(2)	33.45	0.020

		Measured(2)	8.16	0.037
		Indicated(2)	62.39	0.035
Pascua-Lama	Barrick	Inferred(2)	7.28	0.027

		Measured(2)	—	—
		Indicated(2)	0.45	0.072
Benso	Golden Star	Inferred(2)	0.67	0.099
Silver Additional Mineralized Material(1)
Production Stage Royalties
As of December 31, 2007

				Average Silver
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(ounces per ton)
		Measured(2)	8.71	0.20
		Indicated(2)	38.25	0.21
Peñasquito (oxide)(7)	Goldcorp	Inferred(2)	45.19	0.38

		Measured(2)	35.16	1.46
		Indicated(2)	10.93	1.05
Troy(9)	Revett	Inferred(2)	—	—

		Measured(2)	0.039	46.33
		Indicated(2)	0.053	29.78
Martha	Coeur d'Alene	Inferred(2)	0.072	27.53

Silver Additional Mineralized Material(1)
Development Stage Royalties
As of December 31, 2007

				Average Silver
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(ounces per ton)
		Measured(2)	109.24	0.65
		Indicated(2)	591.71	0.56
Peñasquito (sulfide)(7)	Goldcorp	Inferred(2)	1,299.61	0.38

		Measured &
		Indicated(2)	7.70	2.87
Dolores	Minefinders	Inferred(2)	33.45	0.82
Copper Additional Mineralized Material(1)
Production Stage Royalties
As of December 31, 2007

		Additional	Tons	Average Copper
Royalty	Operator	Mineralized Material	(millions)	Grade (%)
		Measured(2)	573.00	0.43
		Indicated(2)	147.00	0.30
Robinson	Quadra	Inferred(2)	89.00	0.28

		Measured(2)	35.16	0.72
		Indicated(2)	10.93	0.46
Troy(9)	Revett	Inferred(2)	—	—
Lead Additional Mineralized Material(1)
Development Stage Royalties
As of December 31, 2007

				Average Lead
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(%)
		Measured(2)	109.24	0.24
		Indicated(2)	591.71	0.20
Peñasquito (sulfide)(7)	Goldcorp	Inferred(2)	1,299.61	0.08

TABLE 2 (Continued)
Zinc Additional Mineralized Material(1)
Development Stage Royalties
As of December 31, 2007

				Average Zinc
		Additional	Tons	Grade
Royalty	Operator	Mineralized Material	(millions)	(%)
		Measured(2)	109.24	0.67
		Indicated(2)	591.71	0.55
Peñasquito (sulfide)(7)	Goldcorp	Inferred(2)	1,299.61	0.50
Footnotes to Table 2

(1)	Mineralized material is that part of a mineral system that has potential economic significance but cannot be included in the proven and probable ore reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based upon such work have been resolved. The SEC does not recognize this term. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

(2)	Some of our royalty operators are Canadian issuers. Their definitions of “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” conforms to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of those terms as of the effective date of estimation, as required by National Instrument 43-101 of the Canadian Securities Administrators. Mineral resources which are not mineral reserves do not have economic viability. Canadian issuers use the terms “mineral resources” and its subcategories “measured,” “indicated” and “inferred” mineral resources. While such terms are recognized and required by Canadian regulations, the SEC does not recognize them. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

(3)	GSR1, GSR2 and NVR1 additional mineralized material are a subset of the additional mineralized material covered by GSR3. Upon consummation of the royalty acquisition transaction between Royal Gold and Barrick, the portion of the GSR3 and NVR1 royalties on the Crossroads deposit will be eliminated. Approximately 60% of the additional mineralized material reported as of December 31, 2007, lies within the Crossroads deposit.

(4)	Additional mineralized material does not include reserves, except at Robinson at the request of the operator.

(5)	The operator reported additional mineralization as non-reserve material but did not provide a breakdown measured, indicated and inferred material.

(6)	In June 2008, figures for measured additional mineralized material at Mulatos were corrected from 19.07 tons, at a grade of 0.040 ounces per ton, to 12.31 tons at a grade of 0.029 ounces per ton. Indicated additional mineralized material was corrected from 87.13 tons, at a grade of 0.033 ounces per ton, to 58.47 tons, at a grade of 0.027 ounces per ton. These corrections reflect the operator’s inclusion of reserves in their initial additional mineralized material figure for calendar year end 2007.

(7)	Operator has reported estimates by deposit types. An oxide deposit is one in which the oxide minerals predominate. A sulfide deposit is one in which the sulfide minerals predominate.

(8)	Includes additional mineralized material subject to the sliding-scale NSR and NPI royalty interests at El Chanate.

(9)	Additional mineralized material shown is subject to the Company’s 2.0% GSR royalty at Troy.
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

		Sales Prices
Fiscal Year:		High	Low
2006	First Quarter (July, Aug., Sept. – 2005)	$30.20	$18.74
	Second Quarter (Oct., Nov., Dec. – 2005)	$35.69	$20.95
	Third Quarter (Jan., Feb., March – 2006)	$41.66	$27.01
	Fourth Quarter (April, May, June – 2006)	$37.50	$23.00

2007	First Quarter (July, Aug., Sept. – 2006)	$31.82	$25.67
	Second Quarter (Oct., Nov., Dec. – 2006)	$37.50	$24.12
	Third Quarter (Jan., Feb., March – 2007)	$36.50	$29.31
	Fourth Quarter (April, May, June – 2007)	$30.87	$23.25

2008	First Quarter (July, Aug., Sept. – 2007)	$34.36	$23.85
	Second Quarter (Oct., Nov., Dec. – 2007)	$35.39	$26.54
	Third Quarter (Jan., Feb., March – 2008)	$35.42	$27.51
	Fourth Quarter (April, May, June – 2008)	$32.93	$26.87
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
ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data as of and for the fiscal year ended June 30, 2008 has been restated. Refer to Note 20 of the notes to consolidated financial statements for a further description and quantification of the restatement. The following should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K/A and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Form 10-K/A.
Selected Statements of Operations Data

	For The Fiscal Years Ended June 30,
	2008
Amounts in thousands, except per share data	(Restated)	2007	2006	2005	2004
Royalty revenue	$66,297 (1)	$48,357	$28,380	$25,302	$21,353
Costs of operations	3,664	3,265	2,288	1,847	1,513
General and administrative expense	7,208	5,824	5,022	3,695	2,923
Exploration and business development	4,079	2,493	3,397	1,893	1,392
Depreciation, depletion and amortization	18,364	8,269	4,261	3,205	3,314
Current and deferred tax expense	12,050	9,549	5,101	4,102	3,654
Net income	24,043	19,720	11,350	11,454	8,872
Net income available to common stockholders	19,255	19,720	11,350	11,454	8,872
Basic earnings per share	0.62	0.79	0.50	0.55	0.43
Diluted earnings per share	0.61	0.79	0.49	0.54	0.42
Common dividends declared per share(2)	0.28	0.25	0.22	0.19	0.15

(1)	See Notes 19 and 20 of the notes to consolidated financial statements for a discussion of the impact of the restatement on our quarterly results and the restatement, respectively.

(2)	The 2008, 2007, 2006, 2005 and 2004 calendar year dividends were $0.28, $0.26, $0.22,$0.20 and $0.15, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our common dividends.

Selected Balance Sheet Data

	For The Fiscal Years Ended June 30,
	2008
Amounts in thousands	(Restated)	2007	2006	2005	2004
Total assets	$545,850	$356,649	$171,765	$102,158	$93,215
Working capital	202,043	90,995	81,452	53,330	49,460
Royalty interests in mineral properties, net	300,670	215,839	84,590	44,817	40,326
Note payable	15,750	15,750	—	—	—
Other long-term liabilities	504	98	98	97	103
Net deferred tax liabilities	26,034	5,911	6,683	7,426	7,772

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
As part of the Company’s royalty monitoring program, Royal Gold has identified a $3.1 million overpayment of a royalty from Barrick Gold Corporation (“Barrick”) with respect to the Company’s GSR1 and GSR2 royalties at the Cortez Pipeline Mining Complex, which the Company received and recognized as royalty revenues. The overpayment of the royalty was the result of Barrick incorrectly including non-Royal Gold royalty production in the Company’s quarterly GSR1 and GSR2 royalty payments commencing in January 2007 and continuing through fiscal year 2008. The overpayments prior to fiscal year 2008 were immaterial.
The error that caused the overpayment of the royalties was not timely identified by our controls and procedures in-place and $3.1 million was incorrectly recognized as royalty revenue, resulting in a material overstatement of royalty revenue for fiscal year 2008. On November 3, 2008, the Company’s Audit Committee of the Board of Directors concluded that due to the error in accounting for royalty revenue, our previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2008 should no longer be relied upon and should be restated.
The impact of the error on our consolidated statements of operations and comprehensive income for fiscal year 2008 is to (1) reduce previously reported royalty revenue by $3.1 million, (2) reduce income tax expense by $0.9 million, (3) reduce net income available to common stockholders by $2.1 million, and (4) reduce basic and diluted earnings per share by $0.07. The impact of the error on our consolidated balance sheets as of June 30, 2008 is to (i) reduce royalty receivables by $1.3 million, (ii) reduce current and total assets by $0.4 million, (iii) increase accounts payable, current and total liabilities by $1.6 million, and (iv) reduce accumulated earnings and total stockholders’ equity by $2.1 million. Refer to Notes 19 and 20 of the notes to consolidated financial statements for a discussion of the impact of the error on our quarterly results for fiscal year 2008.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has not been updated except as required to reflect the results of the restatement. This MD&A continues to speak as of the date of the Original Form 10-K and has not been updated to reflect other events occurring after the date of the Original Form 10-K or to modify or update those disclosures affected by subsequent events.
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
The increase in the average gold price, the continued ramp-up of gold production at the Taparko and Leeville mines, increased production at Robinson and Leeville, and production from the recently acquired Battle Mountain royalties, contributed to royalty revenue of $66.3 million during the fiscal year ended June 30, 2008, compared to royalty revenue of $48.4 million during the fiscal year ended June 30, 2007. The increase in our royalty revenue during the fiscal year 2008 was slightly offset due to a decrease in production at Cortez and certain other of our principal producing royalties.
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
The Marigold mine is a large scale, open pit, heap leach operation. The 2.0% NSR royalty interest burdens the majority of six sections of land, containing a number of open pits, but does not cover the current mining area in the Basalt/Antler area. Approximately 38% of the current reserves are covered by this royalty. According to Goldcorp’s December 31, 2007, reserve statement, reserves subject to our royalty include 44.59 million tons of ore, at a grade of 0.019 ounces per ton, containing about 0.867 million ounces of gold. We estimate this royalty will begin generating royalty revenue in calendar 2011 when mining operations move into areas covered by our royalty interests. The Marigold 2.0% NSR royalty is classified as a development stage royalty interest on the Company’s consolidated balance sheets.
According to Capital Gold’s reserve statement on September 4, 2007, El Chanate contains proven and probable reserves of 43.5 million tons of ore, at a grade of 0.019 ounces per ton, containing about 832,000 ounces of gold. The open pit mine and heap leach operation commenced production in mid-2007 and Capital Gold estimates production of approximately 60,000 ounces of gold in calendar 2008, with a potential expansion to 100,000 ounces per year in calendar 2009. The El Chanate sliding-scale royalty pays at a rate of 2.0% when the average gold price is below $300 per ounce, 3.0% when the gold price is between $300 and $350 per ounce, and 4.0% when the gold price is above $350 per ounce. Including royalty payments made to AngloGold, there have been cumulative payments made on the sliding-scale NSR royalty of $1.1 million, resulting in $15.9 million remaining under the $17.0 million cap as of June 30, 2008. There have been no payments made on the NPI royalty as of June 30, 2008; however, the

Company has accrued approximately $0.5 million as of June 30, 2008, for the NPI royalty based on information received from Capital Gold. The NPI royalty is payable in February 2009. The El Chanate sliding-scale and NPI royalties are classified as production stage royalty interests on the Company’s consolidated balance sheets.
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

	Calendar 2008 Operator’s Production			Reported Production through
	Estimate(1)			June 30, 2008(2)
	Gold	Silver	Copper	Gold	Silver	Copper
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Cortez GSR1	316,000	—	—	141,448	—	—
Cortez GSR2(3)	51,000	—	—	20,362	—	—
Cortez GSR3(3)	367,000	—	—	161,810	—	—
Cortez NVR1(3)	242,000	—	—	86,120	—	—
SJ Claims	792,000	—	—	327,804	—	—
Leeville	415,000	—	—	212,679	—	—
Taparko	91,000	—	—	27,280	—	—
Peñasquito(4)	67,000	2.3 million	—	1,618	91,601	—
Dolores(5)	40,000	1.0 million	—	—	—	—
Don Mario(6)	N/A	—	—	41,162	—	—
Williams	126,000	—	—	68,092	—	—
El Limon	43,000	—	—	21,210	—	—
Bald Mountain	28,000	—	—	17,293	—	—
Mulatos	120,000	—	—	68,588	—	—
El Chanate(7)	50,000	—	—	20,906	—	—
Benso	25,000	—	—	—	—	—
Martha(8,9)	—	3.2 million	—	—	1.8 million	—
Robinson(10,11)	115,000	—	150 million	67,716	—	77.6 million
Troy(11)	—	1.4 million	12.5 million	—	448,732	4.4 million

(1)	There can be no assurance that these production estimates will be achieved. Please refer to our cautionary language regarding forward looking statements and to the risk factors identified in Part I, Item 1A, of this Annual Report on Form 10-K for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2008 through June 30, 2008, as reported to us by the operators of the mines.

(3)	Upon the consummation of the royalty acquisition transaction between Royal Gold and Barrick, GSR2 will be reduced to match the royalty rate of GSR1 and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez will be eliminated. None of the production estimates shown are attributable to the Crossroads deposit.

(4)	Reported production estimate relates to the oxide circuit. Goldcorp recently reported that construction is progressing at Peñasquito and that several construction milestones were completed during the second calendar quarter of 2008. In May 2008, Peñasquito poured the first gold from the oxide circuit. Goldcorp expects production at Peñasquito from the first sulfide circuit by late calendar 2009 and expects the second sulfide circuit to be operational near the end of calendar 2010.

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
In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively for tax benefits on dividends declared in our fiscal year beginning July 1, 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our consolidated financial statements.
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
Royalty Revenue
For the fiscal year ended June 30, 2008, we recognized royalty revenue of approximately $66.3 million. Royalty revenue is recognized pursuant to guidance in Staff Accounting Bulletin No. 104, Revenue Recognition for Financial Statements. Revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectability of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.
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
Liquidity and Capital Resources
Overview
At June 30, 2008, we had current assets of $211.0 million compared to current liabilities of $8.9 million for a current ratio of 24 to 1. This compares to current assets of $95.7 million and current liabilities of $4.7 million at June 30, 2007, resulting in a current ratio of approximately 20 to 1. Our current ratio increased during the period primarily due to an increase in cash and equivalents, which was largely due to net proceeds received from the issuance of preferred stock related to our November 2007 preferred stock offering, discussed below, of approximately $111.1 million as well as cash received during the fiscal year 2008 from royalty revenue of approximately $62.1 million. This increase in cash and equivalents was partially offset by cash paid as part of the acquisition of Battle Mountain of approximately $3.4 million, cash paid for common and preferred stock dividends of approximately $11.1 million and cash paid during the period for royalty acquisitions and income taxes of approximately $16.2 million and $13.3 million, respectively.
During the fiscal year ended June 30, 2008, liquidity needs were met from $66.3 million in royalty revenues (including $1.4 million of minority interest royalty revenue), net proceeds from issuance of preferred stock related to our November 2007 preferred stock offering of approximately $111.1 million, our available cash resources and interest and other income of $6.7 million. Also during the fiscal year ended June 30, 2008, our total assets increased to $545.9 million compared to $356.6 million at June 30, 2007. The increase was primarily attributable to net cash proceeds received from our November 2007 preferred stock offering of approximately $111.1 million and the preliminary allocation of approximately $85.5 million in royalty interests in mineral properties as part of the Battle Mountain acquisition. At June 30, 2008, our cash and equivalents as shown on the consolidated balance sheets were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. We are not invested in auction rate securities. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.
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
Results of Operations
Fiscal Year Ended June 30, 2008, Compared with Fiscal Year Ended June 30, 2007
For the fiscal year ended June 30, 2008, we recorded net income of $24.0 million, or $0.62 per basic share and $0.61 per diluted share (after adjustments for preferred stock dividends and deemed dividends), compared to net income of $19.7 million, or $0.79 per basic share and diluted share, for the fiscal year ended June 30, 2007.
For fiscal year 2008, we received total royalty revenue of $66.3 million (including $1.4 million of minority interest), at an average gold price of $821 per ounce, compared to royalty revenue of $48.4 million (including $1.5 million of minority interest), at an average gold price of $638 per ounce for fiscal year 2007. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2008 compared to fiscal year 2007 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Fiscal Years Ended June 30, 2008 (Restated) and 2007
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended				Fiscal Year Ended
		June 30, 2008				June 30, 2007
		Royalty			Reported	Royalty	Reported
Royalty	Metal	Revenue			Production(2)	Revenue	Production(2)
Cortez	Gold	$21,989 (Restated)	(1)		436,148 oz.	$21,486	510,273 oz.
Robinson		$16,576				$12,573
	Gold				120,873 oz.		80,603 oz.
	Copper				139.0 million lbs.		116.9 million lbs.
Taparko(3)	Gold	$7,435			36,078 oz.	N/A	N/A
Leeville	Gold	$5,570			360,811 oz.	$2,661	230,458 oz.
Goldstrike — SJ Claims	Gold	$5,086			698,488 oz.	$5,463	950,462 oz.
Troy		$2,536				$3,067
	Silver				744,008 oz.		1.0 million oz.
	Copper				7.1 million lbs.		9.6 million lbs.
Mulatos	Gold	$1,521			120,933 oz.	$1,012	103,262 oz.
Don Mario(4)	Gold	$1,430			63,419 oz.	N/A	N/A
El Chanate(5)	Gold	$1,081			20,906 oz.	N/A	N/A
Martha	Silver	$983			3.2 million oz.	$714	2.9 million oz.
El Limon(4)	Gold	$708			28,385 oz.	N/A	N/A
Williams(4)	Gold	$613			105,898 oz.	N/A	N/A
Bald Mountain	Gold	$607			50,141 oz.	$1,281	109,515 oz.
Gold Hill	Gold	$100			N/A	$100	N/A
Peñasquito (oxide)		$59				N/A	N/A
	Gold				1,618 oz.	N/A	N/A
	Silver				91,601 oz.	N/A	N/A
Joe Mann(4)	Gold	$3			138	N/A	N/A
Total Royalty Revenue		$66,297 (Restated)		(1)		$48,357

(1)	See Note 20 of the notes to consolidated financial statements for a discussion of the impact of the restatement on our quarterly results and the restatement.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2008 and June 30, 2007, as reported to us by the operators of the mines.

(3)	Receipt of royalty revenue commenced during the quarter ended September 30, 2007.

(4)	Royalty acquired on October 24, 2007, as part of the acquisition of Battle Mountain.

(5)	Royalty was acquired on February 20, 2008. Royalty revenue amount shown includes amounts recognized by us for both the sliding-scale and NPI royalties. Please refer to “Recent Developments — Marigold and El Chanate Royalty Acquisitions” within this MD&A for further discussion.
The increase in royalty revenue for the fiscal year ended June 30, 2008, compared with the fiscal year ended June 30, 2007, resulted from an increase in the average gold price, increased production at Robinson and Leeville, the continued ramp-up of gold production at the Taparko mine and production from the recently acquired Battle Mountain production stage royalty interests. The continued ramp-up of production at the Taparko mine contributed approximately $7.4 million in royalty revenue during the period, while production from the recently acquired Battle Mountain royalties contributed approximately $2.8 million in royalty revenue during the period. The increase in royalty revenue was offset slightly by decreases in production volume at Cortez, Goldstrike — SJ Claims, Bald Mountain and Troy mine royalties.
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
Cost of operations expenses increased to $3.7 million for the fiscal year ended June 30, 2008, from $3.3 million for the fiscal year ended June 30, 2007. The increase was primarily due to an increase in the Nevada Net Proceeds Tax (“NNPT”) expense, which resulted from an increase in royalty revenue from the Cortez, Leeville and Robinson royalties.
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

During the fiscal year ended June 30, 2008, we recognized current and deferred tax expense totaling $12.1 million compared with $9.5 million during the fiscal year ended June 30, 2007. This resulted in an effective tax rate of 33.4% in the current period, compared with 32.6% in the prior period. The increase in our effective tax rate is the result of the increase in the amount of foreign losses for which no tax benefit is currently recognized, as well as an increase in our non-cash stock compensation expense associated with incentive stock options for which there is no current tax deduction.
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

Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates of timing of commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, our expectation that substantially all our revenues will be derived from royalty interests, and projections of any evaluation of effectiveness of controls and procedures. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
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
During the fiscal year ended June 30, 2008, we reported royalty revenues of $66.3 million, with an average gold price for the period of $821 per ounce and an average copper price of $3.53 per pound. Approximately 74% of our total recognized revenues for the fiscal year ended June 30, 2008, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the fiscal year ended June 30, 2008, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase of approximately $3.1 million or a decrease of approximately $3.3 million in royalty revenue, respectively. Approximately 23% of our total recognized revenues for the fiscal year ended June 30, 2008, were attributable to copper sales at Robinson and Troy. For the fiscal year ended June 30, 2008, if the price of copper had averaged higher or lower by $0.25 per pound, we would have recorded an increase or decrease in revenues of approximately $1.2 million, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors Royal Gold, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of June 30, 2008. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the accounting of certain revenue recognition existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting of certain revenue recognition existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual of interim financial statements will not be prevented or detected in a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 20A to the consolidated financial statements, the Company restated its 2008 consolidated financial statements.
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
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
August 19, 2008, except for the restatement described in Note 20A to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 6, 2008.

ROYAL GOLD, INC.
Consolidated Balance Sheets
As of June 30,
(In thousands except share data)

	2008
	(As Restated)	2007
Current assets
Cash and equivalents	$192,035	$82,842
Royalty receivables	16,317	12,470
Income tax receivable	2,186	—
Deferred tax assets	131	154
Prepaid expenses and other	308	217

Total current assets	210,977	95,683

Royalty interests in mineral properties, net (Note 4)	300,670	215,839
Restricted cash — compensating balance	15,750	15,750
Inventory — restricted	11,170	10,612
Note receivable — Battle Mountain Gold Exploration (Note 2)	—	14,494
Other assets	7,283	4,271

Total assets	$545,850	$356,649

Current liabilities
Accounts payable	$4,753	$2,342
Income taxes payable	—	5
Dividends payable	2,384	1,869
Other	1,797	472

Total current liabilities	8,934	4,688

Net deferred tax liabilities	26,034	5,911
Note payable	15,750	15,750
Other long-term liabilities	504	98

Total liabilities	51,222	26,447

Commitments and contingencies (Note 15)
Minority interest in subsidiary (Note 16)	11,411	11,121
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; and issued 33,926,495 and 28,892,980 shares, respectively	339	289
Additional paid-in capital	463,335	310,439
Accumulated other comprehensive income	65	458
Accumulated earnings	19,478	8,992
Less treasury stock, at cost (0 and 229,224 shares, respectively)	—	(1,097)

Total stockholders’ equity	483,217	319,081

Total liabilities and stockholders’ equity	$545,850	$356,649

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended June 30,
(In thousands except share data)

	2008
	(As Restated)	2007	2006
Royalty revenues	$66,297	$48,357	$28,380

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	3,664	3,265	2,288
General and administrative	7,208	5,824	5,022
Exploration and business development	4,079	2,493	3,397
Depreciation, depletion and amortization	18,364	8,269	4,261

Total costs and expenses	33,315	19,851	14,968

Operating income	32,982	28,506	13,412

Interest and other income	6,742	4,258	3,204
Interest and other expense	(1,729)	(1,973)	(165)

Income before income taxes	37,995	30,791	16,451

Current tax expense (Note 11)	(11,935)	(10,310)	(5,974)
Deferred tax (expense) benefit (Note 11)	(115)	761	873
Minority interest in income of consolidated subsidiary	(1,352)	(1,522)	—
Loss from equity investment	(550)	—	—

Net income	$24,043	$19,720	$11,350

Adjustments to other comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(393)	(40)	783

Comprehensive income	$23,650	$19,680	$12,133

Net income	$24,043	$19,720	$11,350
Preferred stock dividends and deemed dividend	(4,788)	—	—

Net income available to common stockholders	$19,255	$19,720	$11,350

Basic earnings per share	$0.62	$0.79	$0.50

Basic weighted average shares outstanding	31,054,725	24,827,319	22,863,784

Diluted earnings per share	$0.61	$0.79	$0.49

Diluted weighted average shares outstanding	31,390,293	25,075,086	23,134,034
The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2008 (As Restated), 2007 and 2006
(In thousands except share data)

					Additional	Accumulated Other		Accumulated			Total
	Preferred Shares		Common Shares		Paid-In	Comprehensive	Deferred	(Deficit)	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Equity
Balance at June 30, 2005			21,258,576	$212	$104,164	$(285)	$(525)	$(10,732)	229,224	$(1,097)	$91,737

Issuance of common stock for:
Equity offering			2,227,912	22	54,696						54,718
Exercise of stock options			276,777	3	3,909						3,912
Vesting of restricted stock			53,375	1	(1)						—
Tax benefit of stock-based compensation exercises					1,438						1,438
Recognition of non-cash compensation expense for stock- based compensation (Note 8)					2,778						2,778
Reversal of deferred compensation					(524)		525				1
Net income and comprehensive income for the year ended June 30, 2006						783		11,350			12,133
Dividends declared								(5,058)			(5,058)

Balance at June 30, 2006	—	—	23,816,640	$238	$166,460	$498	$—	$(4,440)	229,224	$(1,097)	$161,659

Issuance of common stock for:
Equity offering			4,400,064	44	121,894						121,938
Peñasquito royalty acquisition			577,434	6	18,495						18,501
Exercise of stock options			46,467	—	582						582
Vesting of restricted stock			52,375	1	(1)						—
Tax benefit of stock-based compensation exercises					346						346
Recognition of non-cash compensation expense for stock- based compensation (Note 8)					2,663						2,663
Net income and comprehensive income for the year ended June 30, 2007						(40)		19,721			19,681
Dividends declared								(6,289)			(6,289)

Balance at June 30, 2007	—	—	28,892,980	$289	$310,439	$458	$—	$8,992	229,224	$(1,097)	$319,081

Issuance of preferred stock for:
7.25% Mandatory Convertible offering (Note 9)	1,150,000	115,000			(3,902)						111,098

Issuance of common stock for:
Conversion of 7.25% Mandatory Convertible Preferred Stock	(1,150,000)	(115,000)	3,977,683	40	116,946						1,986
Battle Mountain acquisition (Note 2)			1,144,025	11	35,832						35,843
Equity offering costs (April 2007)					(29)						(29)
Exercise of stock options			101,750	1	724						725
Vesting of restricted stock			19,625	—							0
IAMGOLD Corporation and Repadre International Corporation (Note 9)			216,642	2	6,343						6,345

Retire treasury stock			(426,210)	(4)	(6,609)				(426,210)	6,613	—

Repurchase of common stock (Note 9)									196,986	(5,516)	(5,516)

Tax benefit of stock-based compensation exercises					722						722

Recognition of non-cash compensation expense for stock-based compensation					2,869						2,869

Net income and comprehensive income for the year income for the year ended June 30, 2008 (As restated)						(393)		24,043			23,650

Preferred stock deemed dividend upon conversion of 7.25% Mandatory Convertible								(1,986)			(1,986)

Preferred stock dividends declared								(2,803)			(2,803)
Common stock dividends declared								(8,768)			(8,768)

Balance at June 30, 2008	—	—	33,926,495	$339	$463,335	$65	$—	$19,478	—	$—	$483,217

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
For the Years Ended June 30,
(In thousands except share data)

	2008
	(As Restated)	2007	2006
Cash flows from operating activities
Net income	$24,043	$19,720	$11,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,364	8,269	4,261
Loss on available for sale securities	49	—	—
Deferred tax expense (benefit)	115	(761)	(873)
Non-cash employee stock compensation expense	2,869	2,663	2,778
Interest income accrued for Battle Mountain note receivable	(713)	—	—
Tax benefit of stock-based compensation exercises	(722)	(346)	(1,438)
Changes in assets and liabilities:
Royalty receivables	(3,120)	(6,508)	639
Prepaid expenses and other assets	(232)	414	266
Accounts payable	2,211	1,020	(65)
Income taxes (receivable) payable	(1,846)	16	1,520
Other	(1,891)	(140)	167

Net cash provided by operating activities	$39,127	$24,347	$18,605

Cash flows from investing activities
Capital expenditures for property and equipment	$(42)	$(285)	$(39)
Acquisition of royalty interests in mineral properties	(16,246)	(120,808)	(43,931)
Note receivable — Battle Mountain Gold Exploration	—	(14,494)	—
Restricted cash — compensating balance	—	(15,750)	—
Purchase of available for sale securities	—	(81)	(205)
Deferred acquisition costs	(157)	(973)	—
Battle Mountain acquisition, net of cash acquired of $1,398	(2,933)	—	—

Net cash used in investing activities	$(19,378)	$(152,391)	$(44,175)

Cash flows from financing activities
Common stock dividends	$(8,253)	$(5,721)	$(4,807)
Preferred stock dividends	(2,802)	—	—
Debt issuance costs	(27)	(464)	(82)
Issuance of Note payable	—	15,750	—
Tax benefit from stock-based compensation exercises	722	346	1,438
Gold loan payoff — Battle Mountain	(6,476)	—	—
Net proceeds from issuance of common stock	698	122,526	58,630
Net proceeds from issuance of preferred stock	111,098	—	—
Stock repurchase program	(5,516)	—	—

Net cash provided by financing activities	$89,444	$132,437	$55,179

Net increase in cash and equivalents	109,193	4,393	29,609

Cash and equivalents at beginning of year	82,842	78,449	48,840

Cash and equivalents at end of year	$192,035	$82,842	$78,449

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
Royalty Interests in Mineral Properties:
Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Account Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacements of FASB Statement No. 125, or a derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Also, in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No., or EITF, 04-02, Working Group Report No. 1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues, we recognize our royalty interests as tangible assets as of June 30, 2008 and 2007. We based our conclusion on the following factors:
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

	Royalty			Royalty Interests in
	Revenue			Mineral Properties, net
	2008	2007	2006	2008	2007	2006
United States	79%	97%	98%	18%	25%	69%
Mexico	4%	2%	1%	55%	49%	9%
Africa(1)	11%	—	—	12%	16%	22%
Chile	—	—	—	7%	10%	—
Other(2)	6%	1%	1%	8%	—	—

(1)	Consists of royalties on properties in Burkina Faso and the Republic of Ghana. Royalty revenue shown is attributable to revenues from our royalties in Burkina Faso.

(2)	The “Other” category for “Royalty revenue” consists of Argentina, Bolivia (2008 only), Canada (2008 only) and Nicaragua (2008 only). The “Other” category for “Royalty Interests in Mineral Properties, net” for 2008 consists of Bolivia, Canada, Colombia, Honduras and Nicaragua.
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
The 2.0% NSR royalty interest on the Marigold mine covers the majority of six sections of land, containing a number of open pits, but does not cover the current mining in the Basalt/Antler area. Approximately 38% of the current Marigold reserves are covered by this royalty. Based on our own estimates, we expect to begin receiving royalty payments from the 2.0% NSR royalty on the Marigold mine in calendar 2011, when mine operations are expected to move into areas covered by our royalty interest.
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
The Mulatos project, owned and operated by a subsidiary of Alamos Gold, Inc. (“Alamos”), is an open pit, heap leach gold mine. Commercial production was achieved effective April 1, 2006. The Mulatos mine sliding-scale royalty, capped at two million ounces of gold production, ranges from 0.30% for gold prices below $300 per ounce up to 1.50% for gold prices above $400 per ounce.
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
Goldstrike — SJ Claims
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
10. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Year Ended June 30, 2008
	Income		Per-Share
	(Numerator)	Shares	Amount
	(As Restated)(1)	(Denominator)	(As Restated)(1)
Net income	$24,043
Preferred stock dividends	(2,802)
Preferred stock deemed dividend upon conversion	(1,986)

Net income available to common stockholders for basic earnings per share	$19,255	31,054,725	$0.62

Effect of dilutive securities	—	335,568

Diluted EPS	$19,255	31,390,293	$0.61

(1)	See Note 20 for a discussion of the impact of the restatement on our quarterly results and the restatement.
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
11. INCOME TAXES

	2008
	(As Restated)(1)	2007	2006
Current federal tax expense	$11,935	$10,310	$5,974
Deferred tax benefit	(32)	(813)	(873)

Increase in deferred tax asset valuation allowance	147	52	—

	$12,050	$9,549	$5,101

(1)	See Note 20 for a discussion of the impact of the restatement on our quarterly results and the restatement.
The provision for income taxes for the fiscal years ended June 30, 2008, 2007 and 2006, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of minority interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	2008
	(As Restated)(1)	2007	2006
Total expense computed by applying federal rates	$12,633	$10,244	$5,758
State income taxes, net of federal benefit	128	84	192
Adjustments of valuation allowance	147	52	—
Excess depletion	(1,294)	(956)	(922)
Other	436	125	73

	$12,050	$9,549	$5,101

(1)	See Note 20 for a discussion of the impact of the restatement on our quarterly results and the restatement.

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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
12. SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s supplemental cash flow information for the fiscal years ending June 30, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Cash paid during the period for:
Interest	$—	$801	$—
Income taxes, net of refunds	$13,292	$10,293	$4,611
Non-cash investing and financing activities:
Dividends declared	$11,571	$6,289	$5,058
Conversion of preferred stock to common stock	$116,946	—	—
Battle Mountain acquisition (with common stock)	$35,832	$—	$—
Acquisition of royalty interest in mineral property (with common stock)	$—	$18,495	$—
13. MAJOR CUSTOMERS
In each of fiscal years 2008, 2007 and 2006, we recognized approximately $27.7 million, $28.2 million and $23.1 million, respectively, of our royalty revenue from the same operator, Barrick, but not from the same mine.
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
19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following quarterly results of operations for the fiscal year ended June 30, 2008 have been restated for the matter discussed in Note 20. Refer to Note 20 for a complete description and quantification of the restatement.

				Basic	Diluted
	Royalty	Operating	Net	Earnings	Earnings
	Revenues	Income	Income	Per Share	Per Share
Fiscal Year 2008 Quarter Ended (As Restated)

September 30	$12,503	$7,066	$5,538	$0.19	$0.19
December 31	14,710	6,389	4,610	0.11	0.11
March 31	18,731	9,001	6,889	0.11	0.11
June 30	20,353	10,526	7,006	0.21	0.20

	$66,297	$32,982	$24,043	$0.62	$0.61

Fiscal Year 2007 Quarter Ended:

September 30	$9,929	$6,634	$4,960	$0.21	$0.21
December 31	12,855	7,836	5,636	0.24	0.24
March 31	11,209	5,691	3,438	0.14	0.14
June 30	14,364	8,345	5,686	0.20	0.20

	$48,357	$28,506	$19,720	$0.79	$0.79

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
20. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
As part of the Company’s royalty monitoring program, Royal Gold has identified a $3.1 million overpayment of a royalty from Barrick with respect to the Company’s GSR1 and GSR2 royalties at the Cortez Pipeline Mining Complex, which the Company received and recognized as royalty revenues. The overpayment of the royalty was the result of Barrick incorrectly including non-Royal Gold royalty production in the Company’s quarterly GSR1 and GSR2 royalty payments, principally during fiscal year 2008. The Barrick overpayments commenced in January 2007 and continued through fiscal year 2008. The overpayments from January 1, 2007 through June 30, 2007 were immaterial to interim and annual fiscal year 2007 financial statements, and the Company has corrected the impact of such overpayments in its royalty revenue in its fiscal year 2008 restated financial statements.
The error that caused the overpayment of the royalties was not timely identified by our controls and procedures in-place and $3.1 million was incorrectly recognized as royalty revenue, resulting in a material overstatement of royalty revenue for fiscal year 2008. On November 3, 2008, the Company’s Audit Committee of the Board of Directors, in consultation with management, concluded that due to the error in accounting for royalty revenue, our previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2008 should no longer be relied upon and should be restated.
The impact of the error resulted in a reduction of royalty revenue of $3.1 million, a reduction of cost of operations of $0.2 million for the reduced Nevada Net Proceeds Tax expense, a reduction of income tax expense of $0.9 million, a reduction of net income (and net income available to common stockholders) of $2.1 million, and a reduction of basic and diluted earnings per share of $0.07. Refer to Note 20A below for the effects of the restatement on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2008 and to Note 20B below for the effects of the restatement on the Company’s consolidated financial statements for each quarter during fiscal year 2008.
20A. Effects of restatement as of and for the fiscal year ended June 30, 2008
The following tables illustrate the effects of the restatement, as discussed in Note 20 above, on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2008:
Consolidated Balance Sheet Items

	As of June 30, 2008
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Royalty receivables	$17,627	$(1,310)	$16,317
Income tax receivable	1,310	876	2,186
Total current assets	211,411	(434)	210,977
Total assets	546,284	(434)	545,850
Accounts payable	3,122	1,631	4,753
Total current liabilities	7,303	1,631	8,934
Total liabilities	49,591	1,631	51,222
Accumulated earnings	21,543	(2,065)	19,478
Total stockholders’ equity	485,282	(2,065)	483,217
Total liabilities and stockholders’ equity	546,284	(434)	545,850

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
Consolidated Statement of Operations and Comprehensive Income Items

	For the year ended June 30, 2008
	(in thousands, except share data)
	As Previously		As
	Reported	Adjustment	Restated
Royalty revenue	$69,393	$(3,096)	$66,297
Cost of operations	3,819	(155)	3,664
Operating income	35,923	(2,941)	32,982
Income before income taxes	40,936	(2,941)	37,995
Income tax expense	12,926	(876)	12,050
Net income	26,108	(2,065)	24,043
Net income available to common stockholders	21,320	(2,065)	19,255

Basic earnings per share	$0.69	$(0.07)	$0.62
Basic weighted average shares outstanding	31,054,725	—	31,054,725

Diluted earnings per share	$0.68	$(0.07)	$0.61
Diluted weighted average shares outstanding	31,390,293	—	31,390,293
Consolidated Statement of Stockholders’ Equity Items

	For the year ended June 30, 2008
	(in thousands)
	As Previously		As
	Reported	Adjustment	Restated
Accumulated earnings	$21,543	$(2,065)	$19,478
Total stockholders’ equity	485,282	(2,065)	483,217
Consolidated Statement of Cash Flows Items

	For the year ended June 30, 2008
	(in thousands)
	As Previously		As
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$26,108	$(2,065)	$24,043
Royalty receivables	(4,430)	1,310	(3,120)
Accounts payable	580	1,631	2,211
Income taxes receivable	(970)	(876)	(1,846)
Net cash provided by operating activities	39,127	—	39,127

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, per ounce and per pound amounts)
20B. Effects of restatement for each quarter during fiscal year 2008 (unaudited)
Consolidated Balance Sheet Items

	As of September 30, 2007
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Royalty receivables	$11,135	$(314)	$10,821
Total assets	371,790	(313)	371,477
Accounts payable	3,396	(16)	3,380
Income taxes payable	3,187	(56)	3,131
Total liabilities	30,374	(92)	30,282
Accumulated earnings	12,867	(224)	12,643
Total stockholders’ equity	330,112	(222)	329,890
Total liabilities and stockholders’ equity	371,790	(313)	371,476

	As of December 31, 2007
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Royalty receivables	$12,761	$(1,000)	$11,761
Income tax receivable	471	250	721
Total assets	542,147	(749)	541,398
Accounts payable	4,109	(50)	4,059
Total liabilities	50,220	(72)	50,148
Accumulated earnings	15,819	(680)	15,139
Total stockholders’ equity	480,948	(677)	480,271
Total liabilities and stockholders’ equity	542,147	(749)	541,398

	As of March 31, 2008
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Royalty receivables	$15,677	$(1,785)	$13,892
Income taxes receivable	—	287	287
Total assets	540,288	(1,498)	538,790
Accounts payable	4,738	(89)	4,649
Income taxes payable	187	(187)	—
Total liabilities	50,213	(296)	49,917
Accumulated earnings	16,067	(1,211)	14,856
Total stockholders’ equity	478,956	(1,203)	477,753
Total liabilities and stockholders’ equity	540,288	(1,498)	538,790

Consolidated Statement of Operations and Comprehensive Income Items

	For the three months ended September 30, 2007
	(in thousands, except share data)
	As Previously
	Reported	Adjustment	As Restated
Royalty revenue	$12,817	$(314)	$12,503
Cost of operations	864	(18)	846
Operating income	7,364	(298)	7,066
Income before income taxes	8,870	(298)	8,572
Income tax expense	2,849	(74)	2,775
Net income	5,762	(224)	5,538
Net income available to common shareholders	5,762	(224)	5,538

Basic earnings per share	$0.20	$(0.01)	$0.19
Basic weighted average shares outstanding	28,729,541	—	28,729,541

Diluted earnings per share	$0.20	$(0.01)	$0.19
Diluted weighted average shares outstanding	28,861,324	—	28,861,324

	For the three months ended December 31, 2007
	(in thousands, except share data)
	As Previously
	Reported	Adjustment	As Restated
Royalty revenue	$15,396	$(686)	$14,710
Cost of operations	930	(34)	896
Operating income	7,041	(652)	6,389
Income before income taxes	8,324	(652)	7,672
Income tax expense	2,425	(196)	2,229
Net income	5,065	(455)	4,610
Net income available to common shareholders	3,861	(455)	3,406

Basic earnings per share	$0.13	$(0.02)	$0.11
Basic weighted average shares outstanding	29,777,468	—	29,777,468

Diluted earnings per share	$0.13	$(0.02)	$0.11
Diluted weighted average shares outstanding	30,124,299	—	30,124,299

	For the three months ended March 31, 2008
	(in thousands, except share data)
	As Previously
	Reported	Adjustment	As Restated
Royalty revenue	$19,516	$(785)	$18,731
Cost of operations	1,046	(40)	1,006
Operating income	9,747	(746)	9,001
Income before income taxes	11,132	(745)	10,387
Income tax expense	3,572	(214)	3,358
Net income	7,420	(531)	6,889
Net income available to common shareholders	3,836	(531)	3,305

Basic earnings per share	$0.12	$(0.01)	$0.11
Basic weighted average shares outstanding	30,932,084	—	30,932,084

Diluted earnings per share	$0.12	$(0.01)	$0.11
Diluted weighted average shares outstanding	31,213,663	—	31,213,663

	For the three months ended June 30, 2008
	(in thousands, except share data)
	As Previously
	Reported	Adjustment	As Restated
Royalty revenue	$21,664	$(1,311)	$20,353
Cost of operations	981	(65)	916
Operating income	11,771	(1,245)	10,526
Income before income taxes	12,610	(1,246)	11,364
Income tax expense	4,080	(392)	3,688
Net income	7,860	(854)	7,006
Net income available to common shareholders	7,860	(854)	7,006

Basic earnings per share	$0.23	$(0.02)	$0.21
Basic weighted average shares outstanding	33,913,167	—	33,913,167

Diluted earnings per share	$0.23	$(0.03)	$0.20
Diluted weighted average shares outstanding	34,210,317	—	34,210,317
Consolidated Statement of Stockholders’ Equity Items

	For the three months ended September 30, 2007
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Accumulated earnings	$12,867	$(224)	$12,643
Total stockholders’ equity	330,112	(222)	329,890

	For the six months ended December 31, 2007
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Accumulated earnings	$15,819	$(680)	$15,139
Total stockholders’ equity	480,948	(677)	480,271

	For the nine months ended March 31, 2008
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Accumulated earnings	$16,067	$(1,211)	$14,856
Total stockholders’ equity	478,956	(1,203)	477,753
Consolidated Statement of Cash Flows Items

	For the three months ended September 30, 2007
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$5,762	$(224)	$5,538
Deferred tax benefit	(415)	(21)	(436)
Royalty receivables	1,335	314	1,649
Income taxes payable	3,242	(52)	3,190
Accounts payable	1,138	(16)	1,122
Net cash provided by operating activities	13,263	(3)	13,260

	For the six months ended December 31, 2007
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$10,828	$(680)	$10,148
Deferred tax benefit	(900)	(23)	(923)
Royalty receivables	437	1,000	1,437
Income taxes receivable	(374)	(247)	(621)
Accounts payable	2,417	(50)	2,367
Net cash provided by operating activities	17,110	(3)	17,107

	For the nine months ended March 31, 2008
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$18,248	$(1,211)	$17,037
Deferred tax benefit	(1,143)	(11)	(1,154)
Royalty receivables	(2,479)	1,784	(695)
Income taxes payable	541	(474)	67
Accounts payable	3,010	(89)	2,921
Net cash provided by operating activities	28,714	(9)	28,705
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the fiscal year ended June 30, 2008, there were no changes in or disagreements with our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, over accounting and financial disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Restatement of Consolidated Financial Statements
As part of the Company’s royalty monitoring program, Royal Gold has identified a $3.1 million overpayment of a royalty from Barrick with respect to the Company’s GSR1 and GSR2 royalties at the Cortez Pipeline Mining Complex, which the Company received and recognized as royalty revenues. The overpayment of the royalty was the result of Barrick incorrectly including non-Royal Gold royalty production in the Company’s quarterly GSR1 and GSR2 royalty payments, principally during fiscal year 2008.
The error that caused the overpayment of the royalties was not timely identified by our procedures and controls in-place and $3.1 million was incorrectly recognized as royalty revenue, resulting in a material overstatement of royalty revenue for fiscal year 2008. On November 3, 2008, the Company’s Audit Committee of the Board of Directors, in consultation with management, concluded that due to the error in accounting for royalty revenue, our previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2008 should no longer be relied upon and should be restated. Please refer to Note 20 of the notes to the consolidated financial statements for a quantification of the restatement.

Disclosure Controls and Procedures
In connection with this restatement, our President and Chief Executive Officer and Chief Financial Officer and Treasurer re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2008 and concluded that, due to the material weakness in the Company’s internal controls over financial reporting discussed below, the Company’s disclosure controls and procedures were not operating properly and therefore were not effective as of June 30, 2008 to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer as appropriate, to allow timely decisions regarding their disclosure.
Disclosure controls and procedures and internal control over financial reporting are processes that involve human diligence and compliance and are subject to lapses in judgment and breakdowns resulting from human failures. As a result, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Management’s Report on Internal Control over Financial Reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As a result of the misstatement discussed below and in Note 20 of our consolidated financial statements in this Form 10-K/A, management re-assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this re-assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s re-assessment, management is restating its original report and has concluded that the Company’s internal control over financial reporting was not operating properly and therefore was not effective as of June 30, 2008, because of a material weakness relating to the accuracy of royalty revenue for certain royalty interests at Cortez.
Specifically, the Company’s royalty monitoring controls were not operating effectively to ensure the accuracy of royalty payments received from Barrick (GSR1 and GSR2) and the accuracy of revenue recognition of payments attributed to our royalty interests. This control deficiency resulted in a material misstatement of our royalty revenue and related financial disclosures and in the restatement described herein, that was not prevented or detected on a timely basis. Additionally, there is a reasonable possibility this control deficiency could result in a material misstatement of the Company’s annual and interim consolidated financial statements that would not be prevented or detected on a timely basis. Our management has determined that this control deficiency constitutes a material weakness.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, audited the financial statements included in this Form 10-K/A, and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, as stated in their report, which is included herein.
Remediation Plan
We are currently working to enhance the effectiveness of controls related to our royalty monitoring program which we expect will improve the effectiveness of controls over the accuracy of royalty revenue and remediate the material weakness in our control environment that existed as of June 30, 2008. To remediate this material weakness in the internal control over financial reporting for such royalty revenues, management plans on instituting changes in its controls and procedures over its royalty monitoring program to ensure that non-royalty, or commingled, production is reconciled timely and reviewed timely by appropriate Company personnel. The royalty monitoring program, as enhanced, is designed to reduce, although it may not eliminate, the risk of a material misstatement to a reasonable level.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in
Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears under the section headings “Proposal 1 — Election of Class III Directors”, “Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting filed with the SEC on September 23, 2008, and is incorporated by reference in this Annual Report on Form 10-K.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item appears under the section heading “Executive Compensation” included in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting filed with the SEC on September 23, 2008, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the sub-section heading “Equity Compensation Plan Information” and section heading “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting filed with the SEC on September 23, 2008, and is incorporated by reference in this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item appears under the sub-section heading “Certain Relationships and Related Transactions” and “Independence of Directors” in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting filed with the SEC on September 23, 2008, and is incorporated by reference in this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the sub-section heading “Independent Registered Public Accountants” and the section heading “Proposal 3 — Ratification of Appointment of Independent Registered Public Accountants” included in the Company’s Proxy Statement for its 2008 Annual Stockholders Meeting filed with the SEC on September 23, 2008, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated November 6, 2008, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 56 above.
(b) Exhibits
Reference is made to the Exhibit Index beginning on page 102 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: November 6, 2008	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 6, 2008	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Stefan L. Wenger
Stefan L. Wenger
Chief Financial Officer and Treasurer

Date: November 6, 2008	By:	/s/ Stanley Dempsey
Stanley Dempsey
Executive Chairman

Date: November 6, 2008	By:	/s/ S. Oden Howell, Jr.
S. Oden Howell, Jr.
Director

Date: November 6, 2008	By:	/s/ John W. Goth
John W. Goth
Director

Date: November 6, 2008	By:	/s/ Merritt E. Marcus
Merritt E. Marcus
Director

Date: November 6, 2008	By:	/s/ M. Craig Haase
M. Craig Haase
Director

Date: November 6, 2008	By:	/s/ James W. Stuckert
James W. Stuckert
Director

Date: November 6, 2008	By:	/s/ Donald J. Worth
Donald J. Worth
Director

Date: November 6, 2008	By:	/s/ William M. Hayes
William M. Hayes
Director

Exhibit Index

Exhibit
Number	Description

2.2	Amended and Restated Agreement and Plan of Merger, dated July 30, 2007, among Battle Mountain Gold Exploration Corp., Royal Gold, Inc. and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on February 8, 2008 and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on May 1, 2008 and incorporated herein by reference)

3.3	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

4.1	First Amended and Restated Rights Agreement dated as of September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A on September 10, 2007 and incorporated herein by reference)

Exhibit
Number	Description
10.1**	Equity Incentive Plan (filed as part of the Company’s proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 and incorporated herein by reference)

10.2	Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K on September 28, 1998 and incorporated herein by reference)

10.3	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company’s Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

10.4	Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company’s Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)

10.5**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company’s proxy statement on October 15, 1999 and incorporated herein by reference)

10.6	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

10.7	Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(a) to the Company’s Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)

10.8	Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)

10.9	Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)

10.10**	Form of Incentive Stock Option Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

10.11**	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

Exhibit
Number	Description
10.12**	Form of Restricted Stock Agreement (filed as Exhibit 10.03 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

10.13**	Form of Performance Share Agreement. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.14**	Agreement dated February 18, 2005, by and between Royal Gold, Inc. and Stefan Wenger (filed as Exhibit 10.05 to the Company’s Current Report on Form 8-K on February 25, 2005 and incorporated herein by reference)

10.15**	Royal Gold, Inc. 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on September 21, 2005 and incorporated herein by reference)

10.16**	Form of Employment Contract (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K on September 22, 2005, together with the Schedule of Executive Officers Parties thereto (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on September 4, 2007), and incorporated herein by reference)

10.17	Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.18	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.19	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.20	Proceeds Agreement with HSBC Bank USA (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 20, 2005 and incorporated herein by reference)

10.21	Purchase Agreement, between Kennecott Minerals Company and Royal Gold, Inc., dated December 22, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 29, 2005 and incorporated herein by reference)

Exhibit
Number	Description
10.22	Amended and Restated Funding Agreement dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.23	Conveyance of Tail Royalty and Grant of Milling Fee dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.24	Conveyance of Production Payment dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.25	Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.26	Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.27	Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.28	Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)
10.29	Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.30**	Form of Indemnification Agreement with Directors and Officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 13, 2006, together with the Schedule of Certain Officers Parties thereto (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on September 4, 2007), and incorporated herein by reference)

Exhibit
Number	Description
10.31	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.32	Shares for Debt Agreement between Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.33	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.34	Second Amended and Restated Loan Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated January 5, 2007 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.35	Supplemental Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.36	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.37	Second Amended and Restated Promissory Note between Royal Gold, High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.38	Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.39	Term Loan Agreement between Royal Gold Chile Limitada and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 4, 2007 and incorporated herein by reference)

Exhibit
Number	Description
10.40	Guaranty between Royal Gold, Inc. and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 4, 2007 and incorporated herein by reference)

10.41	First Amendment to Second Amended and Restated Loan Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc. and HSBC Bank USA, National Association, dated as of January 23, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 29, 2008)

10.42***	Letter of Intent between Royal Gold, Inc. and MinEx Projects Pty Ltd dated April 3, 2008

10.43***	Extension letter dated June 30, 2008 of the Letter of Intent between Royal Gold, Inc. and MinEx Projects Pty Ltd.

10.44***	Royalty Purchase and Sale Agreement between Royal Gold, Inc. and Barrick Gold Corporation dated July 30, 2008

10.45***	Extension letter dated August 14, 2008 of the Letter of Intent between Royal Gold, Inc. and MinEx Projects Pty Ltd.

21.1***	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Identifies each management contract or compensation plan or arrangement

***	Previously filed with Form 10-K filed on August 20, 2008, and incorporated herein by reference.