Form 10-Q
period 2008-09-30
ROYAL GOLD INC
filed 2008-11-10
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 33,926,495 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of October 31, 2008.

Introductory Note:
On November 6, 2008, the Company filed an amended Annual Report on Form 10-K/A with the Securities and Exchange Commission (“SEC”) restating the Company’s annual financial statements for fiscal year 2008, and for each of the quarters comprising fiscal year 2008, due to an error in revenue accounting as discussed in Note 1 to consolidated financial statements contained herein. The financial statements and related disclosures for the quarter ended September 30, 2007 have been restated in this document to reflect the revenue accounting error.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(In thousands except share data)

	September 30,	June 30,
	2008	2008
	(Unaudited)	(As Restated)
Current assets
Cash and equivalents	$209,813	$192,035
Royalty receivables	11,392	16,317
Income tax receivable	—	2,186
Deferred tax assets	139	131
Prepaid expenses and other	370	308

Total current assets	221,714	210,977

Royalty interests in mineral properties, net (Note 3)	296,762	300,670
Restricted cash — compensating balance	19,250	15,750
Inventory — restricted	11,338	11,170
Other assets	7,801	7,283

Total assets	$556,865	$545,850

Current liabilities
Accounts payable	$7,484	$4,753
Income taxes payable	1,196	—
Dividends payable	2,384	2,384
Other	1,990	1,797

Total current liabilities	13,054	8,934

Net deferred tax liabilities	25,468	26,034
Note payable (Note 5)	19,250	15,750
Other long-term liabilities	497	504

Total liabilities	58,269	51,222

Commitments and contingencies (Note 10)
Minority interest in subsidiary	11,661	11,411
Stockholders’ equity
Common stock, $.01 par value, authorized 100,000,000 shares; and issued 33,926,495 and 33,926,495 shares, respectively	339	339
Additional paid-in capital	463,971	463,335
Accumulated other comprehensive (loss) income	(248)	65
Accumulated earnings	22,873	19,478

Total stockholders’ equity	486,935	483,217

Total liabilities and stockholders’ equity	$556,865	$545,850

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2008	2007
		(As Restated)
Royalty revenues	$16,079	$12,503

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	847	846
General and administrative	1,671	1,559
Exploration and business development	674	630
Depreciation, depletion and amortization	4,423	2,402

Total costs and expenses	7,615	5,437

Operating income	8,464	7,066

Interest and other income	957	1,880
Interest and other expense	(306)	(374)

Income before income taxes	9,115	8,572

Current tax expense	(3,552)	(3,212)
Deferred tax benefit	423	436
Minority interest in income of consolidated subsidiary	(237)	(220)
Loss from equity investment	—	(38)

Net income	$5,749	$5,538

Adjustments to comprehensive income Unrealized change in market value of available for sale securities, net of tax	(312)	(186)

Comprehensive income	$5,437	$5,352

Basic earnings per share	$0.17	$0.19

Basic weighted average shares outstanding	33,926,495	28,729,541

Diluted earnings per share	$0.17	$0.19

Diluted weighted average shares outstanding	34,278,980	28,861,324

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2008	2007
		(As Restated)
Cash flows from operating activities

Net income	$5,749	$5,538
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	4,423	2,402
Deferred tax benefit	(423)	(436)
Non-cash employee stock compensation expense	636	539
Loss on available for sale securities	—	10
Note receivable — Battle Mountain Gold Exploration	—	(558)
Tax benefit of stock-based compensation exercises	—	(63)
Loss from equity investment	—	38
Changes in assets and liabilities:
Royalty receivables	4,925	1,649
Prepaid expenses and other assets	(44)	(351)
Accounts payable	2,732	1,122
Income taxes (receivable) payable	3,407	3,190
Other	181	180

Net cash provided by operating activities	$21,586	$13,260

Cash flows from investing activities

Capital expenditures for property and equipment	$(5)	$(11)
Equity investment in Battle Mountain Gold Exploration	—	(2,242)
Acquisition of royalty interests in mineral properties	—	(400)
Restricted cash — compensating balance	(3,500)	—
Deferred acquisition costs	(1,419)	(826)

Net cash used in investing activities	$(4,924)	$(3,479)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	$—	$63
Debt issuance costs	—	25
Note payable (Note 5)	3,500	—
Dividends paid	(2,384)	(1,870)
Equity offering costs	—	(28)

Net cash provided by (used in) financing activities	$1,116	$(1,810)

Net increase in cash and equivalents	17,778	7,971

Cash and equivalents at beginning of period	192,035	82,841

Cash and equivalents at end of period	$209,813	$90,812

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
The error that caused the overpayment of royalty payments was not timely identified by our controls and procedures in-place and $3.1 million was incorrectly recognized as royalty revenue, resulting in a material overstatement of royalty revenue for fiscal year 2008. On November 3, 2008, the Company’s Audit Committee of the Board of Directors, in consultation with management, concluded that due to the error in accounting for royalty revenue, our previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2008 and for each of the quarters comprising the fiscal year should no longer be relied upon and should be restated.
On November 6, 2008, the Company filed an amended Annual Report on Form 10-K/A (“Amended 10-K”) with the SEC restating the Company’s annual consolidated financial statements for fiscal year 2008 and for each of the quarters comprising fiscal year 2008. The consolidated financial statements and related disclosures for the quarter ended September 30, 2007 have been restated in this report to reflect the revenue accounting error discussed above. Refer to Note 20A of the Amended 10-K for the effects of the restatement on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2008 and to Note 20B of the Amended 10-K for the effects of the restatement on the Company’s consolidated financial statements for each of the quarters comprising fiscal year 2008.
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the three months ended

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. These interim unaudited financial statements should be read in conjunction with the Company’s Amended 10-K.
2. ACCOUNTING DEVELOPMENTS
Recently Adopted Accounting Pronouncements
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted by the Company on July 1, 2008. The adoption of SFAS 157 during our first fiscal quarter of 2009 did not have a significant impact on the Company’s consolidated financial statements.
In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the Company’s fiscal year beginning July 1, 2009; however, the Company does not expect the provisions to have a material impact, if any, on our consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:
Level 1: Quoted prices for identical instruments in active markets;
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy. The Company’s financial liabilities are not within the scope of the provisions of SFAS 157.

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$19,167	$19,167	$—	$—
Restricted cash	19,250	19,250	—	—
Marketable equity securities(2)	840	518	322	—

	$39,257	$38,935	$322	$—

(1)	Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)	Included in Other assets in the Company’s consolidated balance sheets.
The Company invests in money market funds, which are traded by dealers or brokers in active over-the-counter markets. The Company’s money market funds, which are invested in United States treasury bills or United States treasury backed securities, are classified within Level 1 of the fair value hierarchy.
The Company’s restricted cash, which is included in Restricted cash — compensating balance in the Company’s consolidated balance sheets, is invested in a money market fund which is traded by dealers or brokers in an active over-the-counter market. The Company’s restricted cash is classified within Level 1 of the fair value hierarchy.
The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets. The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
The Company’s marketable equity securities classified within Level 2 of the fair value hierarchy are valued using quoted market prices of similar instruments in active markets. The fair value of the Level 2 marketable securities is calculated as the quoted market price of the similar instrument multiplied by the quantity of shares held by the Company.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
As of September 30, 2008, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the three months ended September 30, 2008. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
Fair Value Option for Financial Assets and Liabilities
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted July 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and, therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In June 2007, the EITF reached consensus on Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified, nonvested shares and non-vested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF No. 06-11 was to be applied prospectively for tax benefits on dividends declared in our fiscal year beginning July 1, 2008. The adoption of EITF 06-11 had an insignificant impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting principles and the accounting framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does not expect the adoption of SFAS 162 to have an impact on its consolidated financial statements.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company’s fiscal year beginning July 1, 2009. The Company is evaluating the impact, if any, the adoption of SFAS 161 could have on its consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), which significantly changes the ways companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. SFAS 141R is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company is evaluating the impact, if any, the adoption of SFAS 141R could have on its consolidated financial statements.
Also in December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report non-controlling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company is evaluating the impact, if any, the adoption of SFAS 160 could have on its consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
3. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following summarizes the Company’s royalty interests in mineral properties as of September 30, 2008 and June 30, 2008.

		Accumulated
As of September 30, 2008 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez Pipeline Mining Complex	$10,630	$(8,963)	$1,667
Robinson	17,825	(4,935)	12,890
Taparko	33,570	(4,529)	29,041
Leeville	17,495	(6,201)	11,294
Goldstrike–SJ Claims	20,788	(9,098)	11,690
Other	40,782	(13,675)	27,107

	141,090	(47,401)	93,689

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Dolores	40,989	—	40,989
Pascua-Lama	20,446	—	20,446
Other	18,110	—	18,110

	174,691	—	174,691

Exploration stage royalty interests	28,653	(271)	28,382

Total royalty interests in mineral properties	$344,434	$(47,672)	$296,762

		Accumulated
As of June 30, 2008 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez Pipeline Mining Complex	$10,630	$(8,901)	$1,729
Robinson	17,825	(4,271)	13,554
Taparko	33,570	(4,514)	29,056
Leeville	17,495	(5,567)	11,928
Goldstrike–SJ Claims	20,788	(8,641)	12,147
Other	40,782	(11,598)	29,184

	141,090	(43,492)	97,598

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Dolores	40,989	—	40,989
Pascua-Lama	20,446	—	20,446
Other	18,110	—	18,110

	174,691	—	174,691

Exploration stage royalty interests	28,652	(271)	28,381

Total royalty interests in mineral properties	$344,433	$(43,763)	$300,670

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
4. CREDIT FACILITY
During the first fiscal quarter of 2009, the Company and a wholly-owned subsidiary had an $80 million credit facility with HSBC Bank USA, National Association (“HSBC Bank”), which bore interest at LIBOR plus 1.5% and includes both affirmative and negative covenants, as defined, so long as any portion of the facility is outstanding. The maturity date of the credit facility was December 31, 2012.
As part of the credit facility, the Company and the wholly-owned subsidiary granted HSBC Bank security interests in the following: the Company’s GSR1, GSR3, and NVR1 royalties at the Cortez Pipeline Mining Complex (“Cortez”); the Company’s Goldstrike-SJ Claims, Leeville Mining Complex, Bald Mountain and Robinson royalties; and the Company’s debt reserve account (an interest bearing cash account which is included within Cash and equivalents on the consolidated balance sheets) at HSBC Bank. As of September 30, 2008, and October 15, 2008, the last calculation date, the Company’s borrowing capacity under the credit facility was $70.8 million and $59.8 million, respectively.
On October 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with HSBC Bank, Scotiabanc Inc. (“Scotiabanc”), and Bank of Nova Scotia which, among other things, increased the credit facility from $80 million to $125 million and extended the maturity date to October 30, 2013. Refer to Note 12 for further discussion on the Credit Agreement.
5. NOTE PAYABLE
Royal Gold Chile Limitada (“RGCL”), a wholly-owned subsidiary of Royal Gold, had a $15.75 million term loan facility bearing interest at LIBOR plus 0.25% pursuant to a Term Loan Agreement between RGCL and HSBC Bank. On August 27, 2008, RGCL entered into an Amended and Restated Term Loan Agreement (“Amended and Restated Agreement”) with HSBC Bank to amend the existing term loan facility. The Amended and Restated Agreement increased the maximum term loan principal amount from $15.75 million to up to $21.75 million, with such additional amounts available to be drawn at any time prior to October 1, 2008. Pursuant to the terms of the Amended and Restated Agreement, Royal Gold must maintain a restricted interest-bearing securities account (the “Collateral Account”) on deposit at HSBC Securities (USA) Inc. with a balance equal to or in excess of the outstanding amounts on the term loan. Royal Gold entered into a Guarantee (the “Guarantee”) for the life of the term loan, for the benefit of HSBC Bank to guaranty RGCL’s obligations under the Amended and Restated Agreement and a security agreement granting HSBC Bank a security interest in the Collateral Account to secure RGCL’s obligations under the Term Loan Agreement and its obligations under the Guarantee. The term loan will mature on March 1, 2012.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
On September 19, 2008, RGCL drew an additional $3.5 million under the Amended and Restated Agreement and Royal Gold securitized RGCL’s additional obligation under the Amended Agreement by depositing $3.5 million into the Collateral Account. As of September 30, 2008, $19.25 million was outstanding under the term loan facility. The $2.5 million additional amount available to be drawn under the Amended Agreement expired on October 1, 2008.
The $19.25 million balance in the Collateral Account as of September 30, 2008, is recorded as Restricted cash — compensating balance on the Company’s consolidated balance sheets. RGCL’s $19.25 million principal obligation under the Amended and Restated Agreement is recorded as Note payable on the Company’s consolidated balance sheets.
6. STOCK-BASED COMPENSATION
The Company recognized stock option and other stock-based compensation expense as follows:

	For The Three Months Ended
	September 30,	September 30,
	2008	2007
Stock options	$310	$311
Restricted stock	261	127
Performance stock	65	101

Total non-cash compensation expense	$636	$539

Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended
	September 30,	September 30,
	2008	2007
Stock-based compensation expense allocation:
Cost of operations	$75	$71
General and administrative	347	263
Exploration and business development	214	205

Total stock-based compensation expense	$636	$539

There were no stock option awards granted during the three months ended September 30, 2008 and 2007. As of September 30, 2008, there was $0.8 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
There were no restricted stock awards granted during the three months ended September 30, 2008 and 2007. As of September 30, 2008, there was $3.5 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a remaining weighted average vesting period of 2.3 years.
There were no performance stock awards granted during the three months ended September 30, 2008 and 2007. As of September 30, 2008, there was $0.1 million of unrecognized compensation expense related to non-vested performance stock, which is expected to vest over the remaining estimated vesting period of 1.0 years.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
7. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$5,749	33,926,495	$0.17
Effect of dilutive securities		352,485

Diluted EPS	$5,749	34,278,980	$0.17

	For The Three Months Ended September 30, 2007
	Income		Per-Share
	(Numerator)	Shares	Amount
	(As Restated)	(Denominator)	(As Restated)
Basic EPS
Income available to common stockholders	$5,538	28,729,541	$0.19
Effect of dilutive securities		131,783

Diluted EPS	$5,538	28,861,324	$0.19

Options to purchase 105,600 shares of common stock, at a weighted average purchase price of $28.89 per share, were outstanding at September 30, 2007, but were not included in the computation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares for the period.
8. INCOME TAXES

	Three Months Ended September 30,
	2008	2007
		(As Restated)
Current income tax expense	$(3,552)	$(3,212)
Deferred income tax benefit	423	436

Income tax expense reported	$(3,129)	$(2,776)

Effective tax rate	35.2%	33.4%

The material income tax returns the Company files are the U.S. federal income tax return, which has a three year statute of limitations, and the Colorado state income tax return, which has a four year statute of limitations. The U.S. federal return for tax years ended on or after June 30, 2005, and the Colorado state return for tax years ended on or after June 30, 2004, are subject to examination by the relevant taxing authority.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
As of September 30, 2008, the Company’s total unrecognized tax benefits were $0.4 million for uncertain tax positions. The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $0.08 million at September 30, 2008, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.
9. SEGMENT INFORMATION
We manage our business under one operating segment, consisting of royalty acquisition and management activities. All of our assets and revenues are attributable to the royalty operating segment.
Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty		Royalty Interests in
	Revenue		Mineral Properties, net
	Three months ended		As of	As of
	September 30,		September 30,2008	June 30, 2008
		2007
	2008	(As restated)
United States	84%	94%	17%	18%
Mexico	10%	2%	55%	55%
Africa(1)	—	3%	12%	12%
Chile	—	—	7%	7%
Other	6%	1%	9%	8%

(1)	Consists of royalties on properties in Burkina Faso and the Republic of Ghana. Royalty revenue shown is attributable to revenues from our royalties in Burkina Faso.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
10. COMMITMENTS AND CONTINGENCIES
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
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 27,729 ounces of gold as of September 30, 2008, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was approximately $11.3 million and $11.2 million as of September 30, 2008 and June 30, 2008, respectively, while the fair value of such ounces was approximately $24.5 million and $25.6 million as of September 30, 2008 and June 30, 2008, respectively. None of the gold currently held in inventory as of September 30, 2008 and June 30, 2008, is attributed to Royal Gold, as the gold allocated to Royal Gold is typically sold within five days of receipt.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
12. SUBSEQUENT EVENT
Acquisition of Barrick Gold Corporation’s Royalty Portfolio
Effective October 1, 2008, the Company completed its acquisition of royalties from Barrick Gold Corporation (“Barrick”) for net cash of approximately $150 million and a restructuring of the Company’s GSR2, GSR3 and NVR1 royalties at Barrick’s Cortez Pipeline Mining Complex (“Cortez”) in Nevada. The transactions were completed pursuant to the Royalty Purchase and Sale Agreement dated July 30, 2008. The cash portion of the purchase price for the transaction was paid from the Company’s cash on hand.
The royalty portfolio acquired consists of royalties on 72 properties, including eight producing royalties, two development stage properties, 19 evaluation stage properties and 43 exploration stage projects. The restructuring of Royal Gold’s royalty positions at Cortez consisted of the following: (1) a reduction of the Company’s GSR2 sliding-scale royalty, from a range of 0.72% to 9.0%, to match the current GSR1 sliding-scale royalty rate ranging from 0.40% to 5.0%, and (2) the elimination of Royal Gold’s interest in the 0.71% GSR3 royalty and the 0.39% NVR1 royalty (non-consolidated minority interest portion) on the mining claims that comprise the undeveloped Crossroads deposit. The GSR3 and NVR1 royalties that cover areas outside the Crossroads deposit at Cortez were not affected by this transaction. The Crossroads deposit continues to be subject to the Company’s GSR2 royalty at the reduced rate.
The Company is currently evaluating the accounting for the Barrick royalty portfolio transaction and will complete the initial purchase accounting during the second quarter of fiscal 2009.
Credit Facility Amendment
On October 30, 2008, the Company and its wholly-owned subsidiaries, High Desert Mineral Resources, Inc. (“High Desert”) and RG Mexico, Inc. (“RG Mexico”), entered into the Credit Agreement with HSBC Bank, as administrative agent and a lender, Scotiabanc, as a lender, HSBC Securities (USA) Inc., as sole lead arranger and Bank of Nova Scotia, as sole syndication agent. The Credit Agreement replaced the Company’s $80 million revolving credit facility with HSBC Bank.
The Credit Agreement provides the Company a $125 million revolving credit facility with a maturity date of October 30, 2013. Borrowings under the credit facility will bear interest at a floating rate of LIBOR plus a spread ranging from 1.75% to 2.25%, based on the Company’s leverage ratio (as defined). Unlike the prior credit facility, availability under the new credit facility is not limited by a borrowing base formula, and $125 million is available under the new credit facility.
The royalties securing the new credit facility consist of the GSR1, GSR2, GSR3, and NVR1 royalties at the Cortez Pipeline Mining Complex and the royalties at Goldstrike-SJ Claims, Leeville, Robinson, Dolores, Peñasquito and Mulatos (the “Collateral Royalties”). In addition to the Collateral Royalties, the credit facility is secured by (1) 100% of Royal Gold’s equity interests in High Desert and RG Mexico and (2) substantially all of the present and future personal property and assets of the Company, High Desert and RG Mexico. The Credit Agreement contains financial covenants requiring the Company to maintain a leverage ratio (as defined) of 3.0 to 1.0 or less, a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive net income, an interest coverage

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
ratio (as defined) of at least 3.0 to 1.0, a current ratio (as defined) of at least 1.5 to 1.0 and a facility coverage ratio (as defined) of at least 1.25 to 1.0.
As of September 30, 2008, the Company did not have any amounts outstanding on the prior credit facility with HSBC Bank and as of November 7, 2008, the Company does not have any amounts outstanding on the new credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
As part of the Company’s royalty monitoring program, Royal Gold has identified a $3.1 million overpayment of a royalty from Barrick Gold Corporation (“Barrick”) with respect to the Company’s GSR1 and GSR2 royalties at the Cortez Pipeline Mining Complex (“Cortez”), which the Company received and recognized as royalty revenues. The overpayment of the royalty was the result of Barrick incorrectly including non-Royal Gold royalty production in the Company’s quarterly GSR1 and GSR2 royalty payments commencing in January 2007 and continuing through fiscal year 2008.
The error that caused the overpayment of royalty payments was not timely identified by our controls and procedures in-place and $3.1 million was incorrectly recognized as royalty revenue, resulting in a material overstatement of royalty revenue for fiscal year 2008. On November 3, 2008, the Company’s Audit Committee of the Board of Directors, in consultation with management, concluded that due to the error in accounting for royalty revenue, our previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2008 and for each of the quarters comprising the fiscal year should no longer be relied upon and should be restated.
On November 6, 2008, the Company filed an amended Annual Report on Form 10-K/A (“Amended 10-K”) with the Securities and Exchange Commission restating the Company’s annual consolidated financial statements for fiscal year 2008 and for each of the quarters comprising fiscal year 2008. The consolidated financial statements and related disclosures for the quarter ended September 30, 2007 have been restated in this report to reflect the revenue accounting error discussed above and this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) gives effect to the restatement.
General
MD&A is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the Amended 10-K.
This MD&A contains forward-looking information. You should review our important note about forward-looking statements following this MD&A.
We refer to “GSR,” “NSR”, and other types of royalty interests throughout this MD&A. These terms are defined in our Amended 10-K.
Overview
Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
We seek to acquire existing royalties or to finance projects that are in production or near production in exchange for royalty interests. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended September 30, 2008, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our producing stage royalty interests. The price of gold and other metals have fluctuated widely in recent years. The average price of gold per ounce during the quarter ended September 30, 2008 and 2007 was $872 and $681, respectively. The marketability and the price of gold are influenced by numerous factors beyond the control of the Company and may have a material and adverse effect on the Company’s results of operations and financial condition.
The increase in the average gold price, the continued ramp-up of gold production at Leeville, increased production at Robinson, and production from the recently acquired Battle Mountain Gold Exploration (“Battle Mountain”) royalties in October 2007, contributed to royalty revenue of $16.1 million during the quarter ended September 30, 2008, compared to royalty revenue of $12.5 million during the quarter ended September 30, 2007. The increase in our royalty revenue during the quarter ended September 30, 2008 was slightly offset due to a decrease in production at Cortez and production stoppage at Taparko.

Our Producing Royalty Interests
Our producing royalty interests are shown in the following table. Please refer to our Amended 10-K for further discussion on our principal producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40%-5.0% sliding- scale GSR GSR2(1): 0.72%-5.0% sliding- scale GSR GSR3(1): 0.71% GSR NVR1(1): 0.39% NVR

Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

Leeville Mining Complex (Leeville North and Leeville South)	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Goldstrike-SJ Claims	Nevada, USA	Barrick	0.9% NSR

Troy(2)	Montana, USA	Revett Minerals, Inc. (“Revett”)	7.0% GSR (silver and copper)

Bald Mountain	Nevada, USA	Barrick	1.75%-3.5% sliding-scale NSR

Twin Creeks-Getchell(3)	Nevada, USA	Newmont	2.0% Gross Proceeds Royalty (“GPR”)

Wharf(3)	South Dakota, USA	Goldcorp Inc. (“Goldcorp”)	0.0%-2.0% sliding-scale NSR

Peñasquito (oxide)(4)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold and silver)

Mulatos(5)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0%-5.0% sliding-scale NSR

El Chanate	Sonora, Mexico	Capital Gold, Inc.	2.0%-4.0% sliding-scale NSR; 10.0% NPI

Taparko(6)	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1) and a 0%-10% sliding-scale GSR (TB-GSR2)

Siguiri(3)	Guinea, West Africa	Anglogold	0.0%-1.875% sliding-scale NSR

Martha	Santa Cruz Province, Argentina	Coeur d’Alene Mines Corporation	2.0% NSR (silver)

Don Mario-Lower Mineralized Zone	Chiquitos Province, Bolivia	Orvana Minerals Corp. (“Orvana”)	3.0% NSR (gold, silver and copper)

El Toqui(3)	Region XI, Chile	Breakwater Resources	1.0%-3.0% sliding-scale NSR (gold and zinc)

Williams	Ontario, Canada	Barrick (50%) and Teck Cominco Limited (50%)	0.72% NSR

Allan(3)	Saskatchewan, Canada	Potash Corporation of Saskatchewan	$0.36-$1.44 per ton sliding scale and a $0.25 per ton (potash)

El Limon	El Limon, Nicaragua	Central Sun Mining, Inc. (“Central Sun”) (95%) and Inversiones Mineras S.A. (5%)	3.0% NSR

Balcooma(3)	Queensland, Australia	Kagara Zinc	1.5% NSR (gold and silver)

Koolanooka(3)	Western Australia, Australia	Midwest Corporation Limited	A$0.25 per tonne iron ore fines sold (iron ore)

Mt. Goode Cosmos South(3)	Western Australia, Australia	Xtrata	1.50% NSR (nickel)

(1)	As part of the Barrick transaction, as discussed below within this MD&A, the GSR2 royalty rate was reduced to match the royalty rate of GSR1 and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez was eliminated. The NVR1 royalty is a 1.25% NVR royalty. The Company owns 31.6% of the 1.25% NVR (or 0.39%), while our consolidated minority interest owns the remaining portion of the 1.25% NVR royalty.

(2)	Royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.7 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first. As of September 30, 2008, we have recognized royalty revenue associated with the GSR royalty totaling $8.9 million, which is attributable to cumulative production of approximately 3.5 million ounces of silver and approximately 30.8 million pounds of copper.

(3)	Royalty acquired as part of the Barrick transaction, as discussed below within this MD&A.

(4)	The Peñasquito project consists of oxide and sulfide portions. The sulfide portion is classified as development stage as shown below.

(5)	As part of the Barrick transaction, as discussed below within this MD&A, the Mulatos sliding-scale royalty rate increased to 1.0%-5.0% from 0.30%-1.5%. The royalty is capped at 2.0 million gold ounces of production. Approximately 289,000 cumulative ounces of gold have been produced as of September 30, 2008.

(6)	TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. TB-GSR2 will remain in effect until the termination of TB-GSR1. As of September 30, 2008, we have recognized approximately $4.7 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of 36,195 ounces of gold. Portions of our royalty interests at the Taparko mine are classified as development stage and exploration stage as shown below.
Our Development Stage Royalty Interests
We also own the following royalty interests that are currently in development stage and are not yet in production. Please refer to our Amended 10-K for further discussion on our principal development stage royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Peñasquito (sulfide circuit)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead and zinc)

Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	1.25% NSR 2.0% NSR (gold and silver)

Pascua-Lama	Region III, Chile	Barrick	0.16%-1.08% sliding-scale NSR 0.22% fixed rate royalty (copper)

Gold Hill	Nevada, USA	Kinross Gold Corporation (50%), Barrick (50%)	1.0%-2.0% sliding-scale NSR

Troy	Montana, USA	Revett	6.1% GSR 2.0% GSR

Marigold	Nevada, USA	Goldcorp	2.0% NSR

Don Mario-Upper Mineralized Zone	Chiquitos Province, Bolivia	Orvana	3.0% NSR

Taparko	Burkina Faso, West Africa	High River	2.0% GSR (TB-GSR3)

Benso	Republic of Ghana, West Africa	Golden Star Resources Ltd.	1.5% NSR

Relief Canyon	Nevada, USA	Firstgold Incorporated	4.0% NSR

Meekatharra (Paddy’s Flat)(1)	Western Australia, Australia	Mercator Gold	A$10.00 per gold ounce produced

Holt-Holloway(1)	Ontario, Canada	St. Andrews Goldfields	0.00013 x quarterly average gold price

(1)	Royalty acquired as part of Barrick transaction, as discussed below within this MD&A.

Operators’ Production Estimates by Royalty for Calendar 2008
We received production estimates from the operators of our producing mines during the first calendar quarter of 2008. The following table shows such production estimates for calendar 2008 as well as the actual production reported to us by the various operators for the nine months ended September 30, 2008. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.
Operators’ Production Estimate by Royalty for Calendar 2008 and Reported Production
For the period January 1, 2008 through September 30, 2008

	Calendar 2008 Operator’s Production			Reported Production through
	Estimate(1)			September 30, 2008(2)
	Gold	Silver	Copper	Gold	Silver	Copper
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Cortez GSR1	316,000	—	—	168,291	—	—
Cortez GSR2(3)	51,000	—	—	54,195	—	—
Cortez GSR3(3)	367,000	—	—	222,486	—	—
Cortez NVR1(3)	242,000	—	—	119,972	—	—
Robinson(4)	115,000	—	150 million	105,203	—	118 million
Leeville	415,000	—	—	319,507	—	—
SJ Claims	792,000	—	—	543,310	—	—
Troy	—	1.4 million	12.5 million		704,723	6.8 million
El Chanate(5)	50,000	—	—	33,183	—	—
Mulatos	120,000	—	—	109,708	—	—
Don Mario(6)	N/A	—	—	56,022	—	—
Peñasquito(7)	67,000	2.3 million	—	6,501	215,861	—
El Limon	43,000	—	—	30,769	—	—
Williams	126,000	—	—	98,112	—	—
Dolores(8)	10,000	350,000	—	—	—	—
Martha(9)	—	3.2 million	—	—	2.3 million	—
Bald Mountain	28,000	—	—	24,262	—	—
Taparko(10)	91,000	—	—	27,397	—	—
Benso	25,000	—	—	—	—	—

(1)	There can be no assurance that these production estimates will be achieved. Please refer to our cautionary language regarding forward looking statements following this MD&A, as well as the risk factors identified in Part I, Item 1A, of our Amended 10-K for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2008 through September 30, 2008, as reported to us by the operators of the mines.

(3)	As part of the royalty acquisition transaction between Royal Gold and Barrick, as discussed below in this MD&A, GSR2 will be reduced to match the royalty rate of GSR1 and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez will be eliminated. None of the production estimates shown are attributable to the Crossroads deposit.

(4)	As a result of strong performance at Robinson through the first six months of calendar 2008, Quadra announced in July 2008 that it increased its 2008 annual metal production guidance from 130 million pounds to 150 million pounds of copper and from 100,000 ounces to 115,000 ounces of gold.

(5)	Reported production is for the period from the date of acquisition through September 30, 2008.

(6)	The operator at Don Mario did not provide us a production estimate for calendar 2008.

(7)	Reported production estimate relates to the oxide circuit. In May 2008, Peñasquito poured the first gold from the oxide circuit and construction at Peñasquito continues to progress. As reported by Goldcorp, production from the oxide circuit is lower than estimates primarily due to a slower than expected ramp-up of gold production, which is common for a low-grade run-of-mine heap leach operation. Goldcorp expects production at Peñasquito from the first sulfide circuit by late calendar 2009 and expects the second sulfide circuit to be operational near the end of calendar 2010.

(8)	Minefinders announced in August 2008 that its initial production outlook for 2008 from the Dolores mine has been reduced. Total gold production from the Dolores mine in 2008 is now expected to be in the range of 10,000 to 15,000 ounces, down from the 40,000 ounces previously forecasted. Total silver production from the Dolores mine in 2008 is now expected to be in the range of 350,000 to 375,000 ounces, down from 1.0 million ounces previously forecasted. Further, in October 2008, Minefinders announced that they anticipate the first gold and silver production to occur sometime in November 2008.

(9)	As discussed in Coeur d’Alene’s National Instrument 43-101 report of the Canadian Securities Administration filed as of December 31, 2007, it was estimated that the Martha mine would produce approximately 5.0 million ounces of silver during calendar 2008. During the second calendar quarter of 2008, Coeur d’Alene announced that estimated production at the Martha mine would be approximately 3.2 million ounces of silver for calendar 2008. The Company has revised Martha production herein accordingly.

(10)	Reported production through September 30, 2008 at Taparko is below the operator’s calendar 2008 production estimate primarily due to continued mill problems which are associated with the grinding mill drive-train. Please refer to “Recent Developments, Taparko Developments” below for further discussion.
Recent Developments
Acquisition of Barrick Royalty Portfolio
Effective October 1, 2008, the Company completed its acquisition of royalties from Barrick for net cash of approximately $150 million and a restructuring of the Company’s GSR2, GSR3 and NVR1 royalties at Cortez. The transactions were completed pursuant to the Royalty Purchase and Sale Agreement (“the Agreement”) dated July 30, 2008. The cash portion of the purchase price for the transaction was paid from the Company’s cash on hand.
The royalty portfolio acquired consists of royalties on 72 properties, including eight producing royalties, two development stage properties, 19 evaluation stage properties and 43 exploration stage projects. The restructuring of Royal Gold’s royalty positions at Cortez consisted of the following: (1) a reduction of the Company’s GSR2 sliding-scale royalty, from a range of 0.72% to 9.0%, to match the current GSR1 sliding-scale royalty rate ranging from 0.40% to 5.0%, and (2) the elimination of Royal Gold’s interest in the 0.71% GSR3 royalty and the 0.39% NVR1 royalty (non-consolidated minority interest portion) on the mining claims that comprise the undeveloped Crossroads deposit. The GSR3 and NVR1 royalties that cover areas outside the Crossroads deposit at Cortez were not affected by this transaction. The Crossroads deposit continues to be subject to the Company’s GSR2 royalty at the reduced rate.
The royalty portfolio, which was assembled by Barrick and various predecessor companies, including Placer Dome, Homestake, Lac Minerals, AurionGold, Delta Gold and Plutonic generated approximately $10 million in royalty revenue to Barrick for the six months ended June 30, 2008. The Company expects royalty revenues to grow within this portfolio, assuming current commodity prices and as development stage projects commence production. The key assets in the Barrick royalty portfolio include the following properties:
Mulatos—A sliding-scale NSR royalty currently paying 3.5% on Alamos’ Mulatos mine. We currently own a 0.30%-1.50% sliding-scale NSR royalty on the property. This acquisition consolidates the Mulatos royalty and increases our current royalty interest from 1.5% to 5.0%, at current commodity prices. The royalty is capped at 2.0 million gold ounces of production and approximately 289,000 gold ounces have been produced through September 30, 2008;
Malartic—A 2.0%-3.0% sliding-scale NSR royalty on the Canadian Malartic gold project, owned by Osisko Mining Corporation (“Osisko”). Osisko recently announced an updated estimate of mineralized material and expects to complete feasibility work in the fourth calendar quarter of 2008. The royalty is subject to a buy down right;
Siguiri—A sliding-scale NSR royalty currently paying 1.875% on the Siguiri gold mine in Guinea, West Africa, operated by AngloGold Ashanti. The royalty is capped on a dollar basis and approximately $12 million remains to be paid as of September 30, 2008;
Mt. Goode/Cosmos—A 1.5% NSR royalty covering a portion of Xstrata’s Cosmos nickel mine in Australia. A large portion of the royalty interest is located to the south of the Cosmos and Cosmos Deeps ore bodies and includes potential future production from identified mineralization, including Tapinos, Prospero, Anomoly1 and AM2 deposits; and
Allan—A sliding-scale royalty on Potash Corporation of Saskatchewan’s potash mine located in Canada. The royalty is currently paying at a rate of $1.44 per ton relative to 40% of production, subject to reductions based on annual production.
The Company is currently evaluating the accounting for the Barrick royalty portfolio transaction and will complete the initial purchase accounting during the second quarter of fiscal 2009.
Proposed Acquisition of Royalties at Limpopo Platinum Project
In October 2008, the Company decided not to move forward on the acquisition of two royalty interests from MinEx Projects Pty Ltd on the Limpopo Platinum Project in South Africa.
Taparko Developments
The Taparko mine commenced gold production in August 2007 and has contributed approximately $7.5 million in royalty revenue (from TB-GSR1 and TB-GSR2) since production commenced. Reserve characteristics, mining activity, and gold recovery performance has been near feasibility study estimates. However, mill performance has suffered since start-up due to problems associated with the grinding mill drive-train and production ceased on June 11, 2008. A new gear box to correct the mill problems was installed on October 29, 2008. Operations at Taparko re-commenced on November 4, 2008 and have been stable with production reaching about 75% of design capacity. Continuous and sustained production is dependent upon the mill drive-train operating successfully, which may or may not be achieved by the new gear box installation.
High River, the operator of the Taparko mine, announced on October 31, 2008 that it is facing liquidity issues and is considering a number of corporate liquidity and strategic alternatives, including a financing or the sale of all or some of its assets. Pursuant to the Amended and Restated Funding Agreement dated February 22, 2006 (the “Funding Agreement”) between Royal Gold, Inc. and Somita SA (“Somita”), a 90% owned subsidiary of High River and the operator of Taparko, Somita is in breach of certain obligations under the Funding Agreement. As of September 30, 2008, the Company has funded $35 million to Somita under the Funding Agreement. As security for the Company’s investment in Somita, two of High River’s subsidiaries have pledged their equity interests in Somita and High River (West Africa) Ltd., the corporate parent of Somita. The pledge will remain in effect until Somita has repaid to the Company $35 million. In addition, Royal Gold obtained as collateral a pledge of shares of certain equity investments in public companies held by High River. The collateral will remain in effect until the completion and attainment of certain production or performance standards at the Taparko mine. Royal Gold has not agreed to forbear from pursuing any of its remedies under the Funding Agreement or other agreements with High River and its affiliates.

Amended and Restated Credit Facility
On October 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with HSBC Bank USA National Association (“HSBC Bank”), Scotiabanc Inc. (“Scotiabanc”), and The Bank of Nova Scotia (“Bank of Nova Scotia”) which, among other things, increased the Company’s existing credit facility from $80 million to $125 million and extended the maturity date to October 30, 2013. Refer to “Liquidity and Capital Resources” below within this MD&A for further discussion on the Credit Agreement.

Results of Operations
Quarter Ended September 30, 2008, Compared to Quarter Ended September 30, 2007
For the quarter ended September 30, 2008, we recorded net earnings of $5.7 million, or $0.17 per basic and diluted share, as compared to net earnings of $5.5 million, or $0.19 per basic and diluted share, for the quarter ended September 30, 2007.
For the quarter ended September 30, 2008, we recognized total royalty revenue of $16.1 million (including $0.2 of minority interest), at an average gold price of $872 per ounce, compared to royalty revenue of $12.5 million (including $0.2 million of minority interest), at an average gold price of $680 per ounce for the quarter ended September 30, 2007. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended September 30, 2008 and 2007
(In thousands, except reported production ozs. and lbs.)

		Three Months Ended		Three Months Ended
		September 30, 2008		September 30, 2007
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Cortez	Gold	$4,536	60,676 oz.	$5,368	128,272 oz
				(As Restated)
Robinson		$4,832		$3,553
	Gold		37,487 oz.		26,067 oz.
	Copper		40.4 million lbs.		32.5 million lbs.
Leeville	Gold	$1,674	106,828 oz.	$842	61,915 oz.
Goldstrike – SJ Claims	Gold	$1,642	215,506 oz.	$1,154	187,473 oz.
Troy		$882		$558
	Silver		255,991 oz.		181,562 oz.
	Copper		2.4 million lbs.		1.7 million lbs.
El Chanate(2)	Gold	$765	12,277 oz.	N/A	N/A
Mulatos	Gold	$537	41,120 oz.	$223	22,022 oz
Don Mario(3)	Gold	$389	18,068 oz.	N/A	N/A
El Limon(3)	Gold	$250	9,559 oz.	N/A	N/A
Williams(3)	Gold	$166	30,020 oz.	N/A	N/A
Martha	Silver	$158	528,636 oz.	$170	672,448 oz.
Peñasquito (oxide)		$119		N/A	N/A
	Gold		4,883 oz.	N/A	N/A
	Silver		124,260 oz.	N/A	N/A
Bald Mountain	Gold	$106	6,969 oz.	$200	8,443 oz
Taparko(4)	Gold	$23	117 oz.	$435	2,866 oz
Total Revenue		$16,079		$12,503
				(As Restated)

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended September 30, 2008 and September 30, 2007, as reported to us by the operators of the mines.

(2)	Royalty acquired in February 2008. Reported production is associated with the Company’s NSR royalty at El Chanate.

(3)	Royalty acquired in October 2007.

(4)	Reported production decreased as of September 30, 2008 when compared to September 30, 2007 due to the mill at Taparko being shut down during the quarter due to problems associated with the grinding mill drive-train.
The increase in royalty revenue for the quarter ended September 30, 2008, compared with the quarter ended September 30, 2007, resulted from an increase in metal prices and increased production at Robinson, Goldstrike and Leeville. Robinson reported strong metal sales during our first fiscal quarter of 2009. Revenues at Robinson consist of provisional payments for concentrates produced during the current period and final settlements from prior production periods. In light of the recent decline in copper prices, the Company expects the final settlement, normally made three to four months after the concentrates arrive at the smelter, will be subject to downward price adjustments during our second fiscal quarter with a corresponding downward impact on royalty revenue.
The increase in royalty revenue was offset slightly by decreases in production at Cortez and Taparko. The decrease in royalty revenue at Taparko was the result of the Taparko mill being shut down during the quarter due to problems associated with the grinding mill drive-train. A new gear box to correct the mill problems was installed on October 29, 2008 and operations at Taparko re-commenced on November 4, 2008. Continuous and sustained production is dependent upon resolving the mill drive-train problems. Please refer to “Recent Developments, Taparko Developments” earlier within this MD&A for a further discussion on recent developments with respect to our interest at Taparko.
General and administrative expenses increased to $1.7 million for the quarter ended September 30, 2008, from $1.6 million for the quarter ended September 30, 2007. The increase was primarily due to an increase in non-cash stock compensation expense allocated to general and administrative of approximately $0.1 million during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $0.6 million for the three months ended September 30, 2008, compared to $0.5 million for the three months ended September 30, 2007. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the three months ended September 30, 2008 and 2007.
Depreciation, depletion and amortization increased to $4.4 million for the quarter ended September 30, 2008, from $2.4 million for the quarter ended September 30, 2007. Depletion from the Battle Mountain royalties acquired in October 2007 and the El Chanate royalties acquired in February 2008 contributed approximately $1.1 million in additional depletion during the period. Increased production at Robinson and Leeville resulted in additional depletion of approximately $0.4 million, while an increase in depletion rates at Revett resulted in additional depletion of approximately $0.2 million.
Interest and other income decreased to $1.0 million for the quarter ended September 30, 2008, from $1.9 for the quarter ended September 30, 2007. The decrease is due to a decrease in interest rates associated with our invested cash.
During the three months ended September 30, 2008, we recognized current and deferred tax expense totaling $3.1 million compared with $2.8 million during the three months ended September 30, 2007. This resulted in an effective tax rate of 35.2% in the current period, compared with 33.4% in the prior period. The increase in our effective tax rate is the result of the increase in the amount of foreign losses for which no tax benefit is currently recognized.

Liquidity and Capital Resources
Overview
At September 30, 2008, we had current assets of $221.7 million compared to current liabilities of $13.1 million for a current ratio of 17 to 1. This compares to current assets of $211.0 million and current liabilities of $8.9 million at June 30, 2008, resulting in a current ratio of approximately 24 to 1. The decrease in our current ratio is primarily due to a decrease in royalty receivables of approximately $4.9 million, a decrease in our income taxes receivable of $2.2 million, and an increase in our accounts payable of approximately $2.7 million. On October 2, 2008, we used $150 million in cash for the Barrick acquisition, as discussed earlier within this MD&A.
For the three months ended September 30, 2008, our available cash increased primarily due to cash received from royalty income of approximately $21.0 million. This increase was partially offset during the period by cash paid for dividends of approximately $2.4 million.
During the three months ended September 30, 2008, liquidity needs were met from $16.1 million in royalty revenues (including $0.2 million of minority interest), our available cash resources and interest and other income of $1.0 million.
At September 30, 2008, our cash and equivalents as shown on the consolidated balance sheets were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. We are not invested in auction rate securities. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.
We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for cost of operation expenses, general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities.
Recent Liquidity and Capital Resource Developments
Acquisition of Barrick Royalty Portfolio
Effective October 1, 2008, the Company completed its acquisition of royalties from Barrick for net cash of approximately $150 million and a restructuring of the Company’s GSR2, GSR3 and NVR1 royalties at Cortez. The cash portion of the purchase price for the transaction was paid from the Company’s cash on hand on October 1, 2008. The Company’s available cash upon closing of the Barrick transaction was approximately $59.0 million. Please refer to “Recent Developments—Acquisition of Barrick Royalty Portfolio” within this MD&A for further discussion on this transaction.
Credit Facility Amendment
On October 30, 2008, the Company and its wholly-owned subsidiaries, High Desert Mineral Resources, Inc. (“High Desert”) and RG Mexico, Inc. (“RG Mexico”), entered into the Credit Agreement with HSBC Bank and Scotiabanc as lenders. The Credit Agreement replaced the Company’s $80 million revolving credit facility with HSBC Bank.
The Credit Agreement provides the Company a $125 million revolving credit facility with a maturity date of October 30, 2013. Borrowings under the credit facility will bear interest at a floating rate of LIBOR plus a spread ranging from 1.75% to 2.25%, based on the Company’s leverage ratio (as defined). Unlike the prior credit facility, availability under the new credit facility is not limited by a borrowing base formula, and $125 million is available under the new credit facility.
The royalties securing the new credit facility consist of the GSR1, GSR2, GSR3, and NVR1 royalties at Cortez and the royalties at Goldstrike-SJ Claims, Leeville, Robinson, Dolores, Peñasquito and Mulatos (the “Collateral Royalties”). In addition to the Collateral Royalties, the credit facility is secured by (1) 100% of Royal Gold’s equity interests in High Desert and RG Mexico and (2) substantially all of the present and future personal property and assets of the Company, High Desert and RG Mexico. The Credit Agreement contains financial covenants requiring the Company to maintain a leverage ratio (as defined) of 3.0 to 1.0 or less, a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive net income, an interest coverage ratio (as defined) of at least 3.0 to 1.0, a current ratio (as defined) of at least 1.5 to 1.0 and a facility coverage ratio (as defined) of at least 1.25 to 1.0.
As of September 30, 2008, the Company did not have any amounts outstanding on the prior credit facility and as of November 7, 2008, the Company does not have any amounts outstanding on the new credit facility.
Common Stock Dividend Increase
On November 4, 2008, the Company’s board of directors approved an increase in the Company’s annual (calendar year) common stock dividend from $0.28 per share to $0.32 per share, payable on a quarterly basis of $0.08 per share of common stock, beginning with the quarterly dividend paid on January 16, 2008.
Recently Adopted and Issued Accounting Pronouncements
Please refer to Note 2 of the notes to consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.

Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates of timing of commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices;

•	the production at or performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	unanticipated grade and geological, metallurgical, processing or other problems at the properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental laws and enforcement and uncertain political and economic environments;

•	risks associated with Taparko and the Company’s exercise of one or more its remedies against Somita or its ability to realize on its collateral;

•	risks associated with issuances of substantial additional common stock in connection with acquisitions or otherwise; and

•	risks associated with the incurrence of substantial additional indebtedness if we take such actions in connection with acquisitions or otherwise;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changes in the market price of gold and other metals. Gold and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Volatility in gold, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues,” under Part I, Item 1A of our 2008 Annual Report on Form 10-K, as amended, for more information that can affect gold and other prices as well as historical gold, silver and copper prices.
During the three month period ended September 30, 2008, we reported royalty revenues of $16.1 million, with an average gold price for the period of $872 per ounce and an average copper price of $3.49 per pound. Approximately 69% of our total recognized revenues for the three months ended September 30, 2008, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the three months ended September 30, 2008, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase or decrease in revenues of approximately $0.6 million, respectively. Approximately 28% of our total recognized revenues for the three months ended September 30, 2008, were attributable to copper sales at Robinson and Revett. For the three months ended September 30, 2008, if the price of copper had averaged higher or lower by $0.25 per pound, we would have recorded an increase or decrease in revenues of approximately $0.3 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Background
As previously disclosed in our Amended 10-K under the caption “Item 9A. Controls and Procedures,” management concluded that the Company’s internal control over financial reporting was not operating properly and therefore was not effective as of June 30, 2008, because of a material weakness relating to the accuracy of royalty revenue for certain royalty interests at Cortez. Specifically, the Company’s royalty monitoring controls were not operating effectively to ensure the accuracy of royalty payments received from Barrick (GSR1 and GSR2) and the accuracy of revenue recognition of payments attributed to our royalty interests. This control deficiency resulted in a material misstatement of our royalty revenue and related financial disclosures and in the restatement of our previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2008, that was not prevented or detected on a timely basis. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002 our management assessed the effectiveness of our internal control over financial reporting and determined that this control deficiency constituted a material weakness.
Our management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness, as described in the section below entitled “Remediation Plan.”
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our President and Chief

Executive Officer and Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Disclosure controls and procedures involves human diligence and compliance and are subject to lapses in judgment and breakdowns resulting from human failures. As a result, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, the restatement of previously issued consolidated financial statements described above, and the identification of a material weakness in internal control over financial reporting described above, which we view as an integral part of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008.
Despite the material weakness described above, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
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
Changes in Internal Controls
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2008, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our Amended 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Royalty Purchase and Sale Agreement dated July 30, 2008 by and between Royal Gold, Inc. and Barrick Gold Corporation (Incorporated by reference to Exhibit 10.44 to Royal Gold’s Annual Report on Form 10-K/A filed on November 6, 2008)

10.2	Amended and Restated Term Loan Agreement dated as of August 27, 2008 between Royal Gold Chile Limitada and HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on September 2, 2008)

10.3	Employment Agreement by and between Royal Gold, Inc. and Tony Jensen dated September 15, 2008 (Incorporated by reference to Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on September 19, 2008)

10.4	Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Karen Gross, Stefan Wenger and Bruce Kirchhoff (Incorporated by reference to Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K filed on September 19, 2008)

10.5	Form of Award Modification Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Tony Jensen, Karen Gross and Bruce Kirchhoff (Incorporated by reference to Exhibit 10.3 to Royal Gold’s Current Report on Form 8-K filed on September 19, 2008)

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 10, 2008	By:	/s/ Tony Jensen

Tony Jensen
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Stefan Wenger

Stefan Wenger
Chief Financial Officer and Treasurer