Form 10-Q
period 2008-12-31
ROYAL GOLD INC
filed 2009-02-06
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 34,008,851 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of January 30, 2009.

Introductory Note:
On November 6, 2008, the Company filed an amended Annual Report on Form 10-K/A with the Securities and Exchange Commission (“SEC”) restating the Company’s annual financial statements for fiscal year 2008, and for each of the quarters comprising fiscal year 2008, due to an error in revenue accounting as discussed in Note 1 to consolidated financial statements contained herein. The financial statements and related disclosures for the three and six months ended December 31, 2007 have been restated in this document to reflect the revenue accounting error.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(In thousands except share data)

	December 31,	June 30,
	2008	2008
	(Unaudited)	(As Restated)
Current assets
Cash and equivalents	$55,040	$192,035
Royalty receivables	14,833	16,317
Income taxes receivable	—	2,186
Deferred tax assets	140	131
Prepaid expenses and other	709	308

Total current assets	70,722	210,977

Royalty interests in mineral properties, net (Note 3)	475,724	300,670
Restricted cash — compensating balance	19,250	15,750
Inventory — restricted	11,654	11,170
Other assets	5,277	7,283

Total assets	$582,627	$545,850

Current liabilities
Accounts payable	$6,378	$4,753
Income taxes payable	8,610	—
Dividends payable	2,736	2,384
Other	1,827	1,797

Total current liabilities	19,551	8,934

Net deferred tax liabilities	23,631	26,034
Term loan facility (Note 5)	19,250	15,750
Other long-term liabilities	490	504

Total liabilities	62,922	51,222

Commitments and contingencies (Note 11)
Minority interest in subsidiary	11,976	11,411
Stockholders’ equity
Common stock, $0.01 par value, authorized 100,000,000 shares; and issued 34,007,184 and 33,926,495 shares, respectively	340	339
Additional paid-in capital	465,862	463,335
Accumulated other comprehensive (loss) income	(7)	65
Accumulated earnings	41,534	19,478

Total stockholders’ equity	507,729	483,217

Total liabilities and stockholders’ equity	$582,627	$545,850

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Three Months Ended
	December 31,	December 31,
	2008	2007
		(As Restated)
Royalty revenues	$14,622	$14,710

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	613	896
General and administrative	2,122	1,968
Exploration and business development	963	1,851
Depreciation, depletion and amortization	8,537	3,606

Total costs and expenses	12,235	8,321

Operating income	2,387	6,389

Gain on royalty restructuring (Note 2)	31,500	—
Interest and other income	166	2,072
Interest and other expense	(357)	(789)

Income before income taxes	33,696	7,672

Current tax expense	(14,116)	(2,715)
Deferred tax benefit	2,118	486
Minority interest in income of consolidated subsidiary	(301)	(322)
Loss from equity investment	—	(511)

Net income	$21,397	$4,610

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	240	13

Comprehensive income	$21,637	$4,623

Net income	$21,397	$4,610
Preferred dividends	—	(1,204)

Net income available to common stockholders	$21,397	$3,406

Basic earnings per share	$0.63	$0.11

Basic weighted average shares outstanding	33,961,206	29,777,468

Diluted earnings per share	$0.62	$0.11

Diluted weighted average shares outstanding	34,375,388	30,124,299

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Six Months Ended
	December 31,	December 31,
	2008	2007
		(As Restated)
Royalty revenues	$30,701	$27,213

Costs and expenses
Costs of operations	1,460	1,742
General and administrative	3,793	3,527
Exploration and business development	1,637	2,481
Depreciation, depletion, and amortization	12,960	6,008

Total costs and expenses	19,850	13,758

Operating income	10,851	13,455

Gain on royalty restructuring (Note 2)	31,500	—
Interest and other income	1,123	3,952
Interest and other expense	(664)	(1,163)

Income before income taxes	42,810	16,244

Current tax expense	(17,668)	(5,927)
Deferred tax benefit	2,541	923
Minority interest in income of consolidated subsidiary	(537)	(542)
Loss from equity investment	—	(550)

Net income	$27,146	$10,148

Adjustments to comprehensive income
Unrealized loss in market value of available for sale securities, net of tax	(72)	(173)

Comprehensive income	$27,074	$9,975

Net income	$27,146	$10,148
Preferred dividends	—	(1,204)

Net income available to common stockholders	$27,146	$8,944

Basic earnings per share	$0.80	$0.30

Basic weighted average shares outstanding	33,943,851	29,253,504

Diluted earnings per share	$0.79	$0.30

Diluted weighted average shares outstanding	34,343,827	29,455,599

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For The Six Months Ended
	December 31,	December 31,
	2008	2007
		(As Restated)
Cash flows from operating activities

Net income	$27,146	$10,148
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	12,960	6,008
Deferred tax benefit	(2,541)	(923)
Non-cash employee stock compensation expense	1,551	1,418
Gain on royalty restructuring (Note 2)	(31,500)	—
Loss on available for sale securities	—	48
Note receivable — Battle Mountain Gold Exploration	—	(714)
Tax benefit of stock-based compensation exercises	(253)	(114)
Changes in assets and liabilities:
Royalty receivables	1,485	1,437
Prepaid expenses and other assets	(208)	(2,318)
Accounts payable	2,207	2,367
Income taxes payable (receivable)	11,372	(621)
Other	(14)	371

Net cash provided by operating activities	$22,205	$17,107

Cash flows from investing activities

Capital expenditures for property and equipment	$(15)	$(11)
Acquisition of royalty interests in mineral properties	(186,110)	(2,300)
Proceeds from royalty restructuring (Note 2)	31,500	—
Restricted cash — compensating balance	(3,500)	—
Deferred acquisition costs	(62)	(56)
Battle Mountain acquisition, net of cash acquired of $1,398,181	—	(2,933)

Net cash used in investing activities	$(158,187)	$(5,300)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	$253	$114
Debt issuance costs	(721)	—
Term loan facility (Note 5)	3,500	—
Common dividends paid	(4,768)	(3,755)
Gold loan payoff — Battle Mountain	—	(6,852)
Net proceeds from issuance of common stock	723	398
Net proceeds from issuance of preferred stock	—	111,098

Net cash (used in) provided by financing activities	$(1,013)	$101,003

Net (decrease) increase in cash and equivalents	(136,995)	112,810

Cash and equivalents at beginning of period	192,035	82,842

Cash and equivalents at end of period	$55,040	$195,652

Supplemental cash flow information:
Non-cash financing activities:
Battle Mountain acquisition (with common stock)	$—	$35,832
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS
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
Restatement
As part of the Company’s royalty monitoring program during the first fiscal quarter of 2009, Royal Gold identified a $3.1 million overpayment with respect to the Company’s GSR1 and GSR2 royalties at the Cortez Pipeline Mining Complex (“Cortez”), which the Company received and recognized as royalty revenues. The overpayment of the royalty was the result of the operator incorrectly including non-Royal Gold royalty production in the Company’s quarterly GSR1 and GSR2 royalty payments commencing in January 2007 and continuing through fiscal year 2008.
The error that caused the overpayment of royalty payments was not timely identified by our controls and procedures in place and $3.1 million was incorrectly recognized as royalty revenue, resulting in a material overstatement of royalty revenue for fiscal year 2008. On November 3, 2008, the Company’s Audit Committee of the Board of Directors, in consultation with management, concluded that due to the error in accounting for royalty revenue, our previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2008 and for each of the quarters comprising the fiscal year should no longer be relied upon and should be restated.
On November 6, 2008, the Company filed an amended Annual Report on Form 10-K/A (“Amended 10-K”) with the SEC restating the Company’s annual consolidated financial statements for fiscal year 2008 and for each of the quarters comprising fiscal year 2008. The consolidated financial statements and related disclosures for the quarter ended December 31, 2007 have been restated in this report to reflect the revenue accounting error discussed above. Refer to Note 20A of the Amended 10-K for the effects of the restatement on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2008 and to Note 20B of the Amended 10-K for the effects of the restatement on the Company’s consolidated financial statements for each of the quarters comprising fiscal year 2008.
The effect of the restatement on the Company’s consolidated balance sheet for the fiscal year ended June 30, 2008 is illustrated in the following table:

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
The effects of the restatement on the Company’s consolidated statement of operations and comprehensive income for the three and six months ended December 31, 2007 are illustrated in the following tables:
Consolidated Statement of Operations and Comprehensive Income Items

	For the three months ended December 31, 2007
	(in thousands, except share data)
	As Previously
	Reported	Adjustment	As Restated
Royalty revenue	$15,396	$(686)	$14,710
Cost of operations	930	(34)	896
Operating income	7,041	(652)	6,389
Income before income taxes	8,324	(652)	7,672
Income tax expense	2,425	(196)	2,229
Net income	5,065	(455)	4,610
Net income available to common shareholders	3,861	(455)	3,406

Basic earnings per share	$0.13	$(0.02)	$0.11
Basic weighted average shares outstanding	29,777,468	—	29,777,468

Diluted earnings per share	$0.13	$(0.02)	$0.11
Diluted weighted average shares outstanding	30,124,299	—	30,124,299

	For the six months ended December 31, 2007
	(in thousands, except share data)
	As Previously
	Reported	Adjustment	As Restated
Royalty revenue	$28,213	$(1,000)	$27,213
Cost of operations	1,794	(52)	1,742
Operating income	14,405	(950)	13,455
Income before income taxes	17,194	(950)	16,244
Income tax expense	5,274	(270)	5,004
Net income	10,827	(679)	8,944
Net income available to common shareholders	10,827	(679)	8,944

Basic earnings per share	$0.33	$(0.03)	$0.30
Basic weighted average shares outstanding	29,253,504	—	29,253,504

Diluted earnings per share	$0.33	$(0.03)	$0.30
Diluted weighted average shares outstanding	29,455,599	—	29,455,599

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
The effects of the restatement on the Company’s consolidated statement of cash flows for the six months ended December 31, 2007 is illustrated in the following table:
Consolidated Statement of Cash Flows Items

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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the three and six months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. These interim unaudited financial statements should be read in conjunction with the Company’s Amended 10-K.
Recently Adopted Accounting Pronouncements
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted by the Company on July 1, 2008. The adoption of SFAS 157 during our first fiscal quarter of 2009 did not have a significant impact on the Company’s consolidated financial statements. Refer to Note 10 for a discussion regarding the Company’s fair value measurements as of December 31, 2008.
In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the Company’s fiscal year beginning July 1, 2009; however, the Company does not expect the provisions to have a material impact, if any, on our consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
Fair Value Option for Financial Assets and Liabilities
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted July 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified, non-vested shares and non-vested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF No. 06-11 was to be applied prospectively for tax benefits on dividends declared in our fiscal year beginning July 1, 2008. The adoption of EITF 06-11 had an insignificant impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting principles and the accounting framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does not expect the adoption of SFAS 162 to have an impact on its consolidated financial statements.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company’s fiscal year beginning July 1, 2009. The Company is evaluating the impact, if any, the adoption of SFAS 161 could have on its consolidated financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which significantly changes the ways companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition,

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. SFAS 141R is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company is evaluating the impact, if any, the adoption of SFAS 141R could have on its consolidated financial statements.
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
2. ROYALTY ACQUISITION
Effective October 1, 2008, the Company completed its acquisition of royalties from Barrick for cash of approximately $181.3 million and a restructuring of the Company’s GSR2, GSR3 and NVR1 royalties at Cortez, valued at $31.5 million, for net cash of approximately $150.0 million. The transactions were completed pursuant to the Royalty Purchase and Sale Agreement dated July 30, 2008. The cash portion of the purchase price for the transaction was paid from the Company’s cash on hand.
The royalty portfolio acquired consisted of royalties on 72 properties, including nine producing royalties, three development stage properties and 60 exploration stage projects. Eighteen of the exploration stage projects are considered to be in an evaluation stage as these properties are engaged in the search for reserves but currently contain additional mineralized material. Please refer to Note 3 for a further discussion on the key royalty assets acquired from Barrick.
The restructuring of Royal Gold’s royalty positions at Cortez consisted of the following: (1) a reduction of the Company’s GSR2 sliding-scale royalty, from a range of 0.72% to 9.0%, to match the current GSR1 sliding-scale royalty rate ranging from 0.40% to 5.0%, and (2) the elimination of Royal Gold’s interest in the 0.71% GSR3 royalty and the 0.39% NVR1 royalty on the mining claims that comprise the undeveloped Crossroads deposit. The GSR3 and NVR1 royalties that cover areas outside the Crossroads deposit at Cortez were not affected by this transaction. The Crossroads deposit continues to be subject to the Company’s GSR2 royalty at the reduced rate.
The acquisition of Barrick’s royalty portfolio has been accounted for as an asset acquisition using the purchase method of accounting. The total purchase price of $181.3 million, plus direct transaction costs of approximately $3.2 million, has been allocated to the acquired royalty interests according to their relative fair values and is recorded as separate components of Royalty Interests in Mineral Properties on our consolidated balance sheets. The amounts allocated to the acquired royalty interests in mineral properties acquired from Barrick are preliminary and are subject to change upon completion of final valuations.
As part of the royalty restructuring, as discussed above, the Company recognized a gain of $31.5 million during the fiscal quarter ended December 31, 2008. The restructured royalties were a nonmonetary exchange and the fair value of the restructured royalties was determined based on expected future cash flows. The Company’s basis in the restructured royalties was zero thus giving rise to the $31.5 million gain. The royalty restructuring gain has been recorded as Gain on royalty restructuring on the Company’s consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
3. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following summarizes the Company’s royalty interests in mineral properties as of December 31, 2008 and June 30, 2008.

		Accumulated
As of December 31, 2008 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez	$10,630	$(9,057)	$1,573
Robinson	17,825	(5,391)	12,434
Leeville	17,495	(7,110)	10,385
Goldstrike-SJ Claims	20,788	(9,644)	11,144
Mulatos	34,214	(2,895)	31,319
Dolores	44,878	(18)	44,860
Taparko	33,570	(5,374)	28,196
Other	81,060	(15,934)	65,126

	260,460	(55,423)	205,037

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Malartic	34,031	—	34,031
Pascua-Lama	20,446	—	20,446
Other	46,682	—	46,682

	196,305	—	196,305

Exploration stage royalty interests	74,653	(271)	74,382

Total royalty interests in mineral properties	$531,418	$(55,694)	$475,724

		Accumulated
As of June 30, 2008 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez	$10,630	$(8,901)	$1,729
Robinson	17,825	(4,271)	13,554
Taparko	33,570	(4,514)	29,056
Leeville	17,495	(5,567)	11,928
Goldstrike-SJ Claims	20,788	(8,641)	12,147
Other	40,782	(11,598)	29,184

	141,090	(43,492)	97,598

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Dolores	40,989	—	40,989
Pascua-Lama	20,446	—	20,446
Other	18,110	—	18,110

	174,691	—	174,691

Exploration stage royalty interests	28,652	(271)	28,381

Total royalty interests in mineral properties	$344,433	$(43,763)	$300,670

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
As discussed in Note 2, effective October 1, 2008, the Company acquired a royalty portfolio from Barrick which consisted of 72 properties, including nine producing royalties, three development stage royalties and 60 exploration stage royalties.
Key royalty assets acquired from Barrick:
Mulatos — A sliding-scale net smelter return (“NSR”) royalty on the Mulatos mine, located in Sonora, Mexico, and operated by a subsidiary of Alamos Gold, Inc. Prior to October 1, 2008, we owned a 0.30%-1.50% NSR sliding-scale royalty on the property. The acquisition of the Barrick royalty portfolio consolidated the Mulatos royalty and increased our royalty interest to a 1.0% to 5.0% sliding-scale NSR royalty.
A portion (non-reserve) of our investment in Mulatos is classified as an exploration stage royalty interest, which is not subject to amortization. In the event that future proven and probable reserves associated with our royalty interest are developed at Mulatos, additional cost basis of our royalty interest will be reclassified to a development stage or a production stage royalty interest in future periods, as appropriate.
Malartic — A 2.0%-3.0% sliding-scale NSR royalty on the Canadian Malartic gold project, located in Quebec, Canada, and owned by Osisko Mining Corporation (“Osisko”). The Malartic royalty is associated with proven and probable reserves but is not currently in production and is therefore classified as a development stage royalty interest, which is not subject to amortization. The royalty is subject to a buy down right, which if exercised by Osisko would lower the sliding-scale NSR royalty to 1.0%-1.5%.
Siguiri — A sliding-scale NSR royalty currently paying 1.875% on the Siguiri gold mine, located in Guinea, West Africa, and operated by AngloGold Ashanti. The Siguiri royalty is currently in production and is classified as a production stage royalty interest, which is depleted using a units of production method.
Mt. Goode (Cosmos) — A 1.5% NSR royalty covering a portion of the Mt. Goode (Cosmos) nickel mine, located in Western Australia, Australia, and operated by Xstrata. The Mt. Goode (Cosmos) royalty is currently in production and is classified as a production stage royalty interest, which is depleted using a units of production method.
Allan — A sliding-scale royalty on the Allan potash mine, located in Saskatchewan, Canada, and operated by Potash Corporation of Saskatchewan. The royalty is currently paying at a rate of $1.44 per ton of relative production, subject to reductions based on annual production. The Allan royalty is currently in production and is classified as a production stage royalty interest, which is depleted using a units of production method.
4. CREDIT FACILITY
On October 30, 2008, the Company and its wholly-owned subsidiaries, High Desert Mineral Resources, Inc. (“High Desert”) and RG Mexico, Inc. (“RG Mexico”), entered into the Credit Agreement with HSBC Bank USA, National Association (“HSBC Bank”), as administrative agent and a lender, Scotiabanc Inc., as a lender, HSBC Securities (USA) Inc. (“HSBC Securities”), as sole lead arranger and Bank of Nova Scotia, as sole syndication agent. The Credit Agreement replaced the Company’s $80 million revolving credit facility with HSBC Bank.
The Credit Agreement provides the Company a $125 million revolving credit facility with a maturity date of October 30, 2013. Borrowings under the credit facility will bear interest at a floating rate of LIBOR

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
plus a spread ranging from 1.75% to 2.25%, based on the Company’s leverage ratio (as defined). Unlike the prior credit facility, availability under the new credit facility is not limited by a borrowing base formula, therefore, the entire $125 million is available under the new credit facility.
The royalties securing the new credit facility consist of the GSR1, GSR2, GSR3, and NVR1 royalties at the Cortez and the royalties at Goldstrike-SJ Claims, Leeville, Robinson, Dolores, Peñasquito and Mulatos (the “Collateral Royalties”). In addition to the Collateral Royalties, the credit facility is secured by 100% of Royal Gold’s equity interests in High Desert and RG Mexico and substantially all of the present and future personal property and assets of the Company, High Desert and RG Mexico. The Credit Agreement contains financial covenants requiring the Company to maintain a leverage ratio (as defined) of 3.0 to 1.0 or less, a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive net income, an interest coverage ratio (as defined) of at least 3.0 to 1.0, a current ratio (as defined) of at least 1.5 to 1.0 and a facility coverage ratio (as defined) of at least 1.25 to 1.0.
As of December 31, 2008, the Company did not have any amounts outstanding under the new credit facility.
5. TERM LOAN FACILITY
Royal Gold Chile Limitada (“RGCL”), a wholly-owned subsidiary of Royal Gold, had a $15.75 million term loan outstanding bearing interest at LIBOR plus 0.25% pursuant to a Term Loan Agreement between RGCL and HSBC Bank. On August 27, 2008, RGCL entered into an Amended and Restated Term Loan Agreement (“Amended and Restated Agreement”) with HSBC Bank to amend the existing term loan facility. The Amended and Restated Agreement increased the maximum term loan principal amount from $15.75 million to $21.75 million, with such additional amounts available to be drawn at any time prior to October 1, 2008. Pursuant to the terms of the Amended and Restated Agreement, Royal Gold must maintain a restricted interest-bearing securities account (the “Collateral Account”) on deposit at HSBC Securities with a balance equal to or in excess of the outstanding amounts on the term loan. Royal Gold entered into a Guarantee (the “Guarantee”) for the life of the term loan, for the benefit of HSBC Bank to guaranty RGCL’s obligations under the Amended and Restated Agreement and a security agreement granting HSBC Bank a security interest in the Collateral Account to secure RGCL’s obligations under the Term Loan Agreement and its obligations under the Guarantee. The term loan will mature on March 1, 2012.
On September 19, 2008, RGCL drew an additional $3.5 million under the Amended and Restated Agreement and Royal Gold securitized RGCL’s additional obligation under the Amended Agreement by depositing $3.5 million into the Collateral Account. As of December 31, 2008, $19.25 million was outstanding under the term loan facility. The $2.5 million additional amount available to be drawn under the Amended Agreement expired on October 1, 2008.
The $19.25 million balance in the Collateral Account as of December 31, 2008, is recorded as Restricted cash — compensating balance on the Company’s consolidated balance sheets. RGCL’s $19.25 million principal obligation under the Amended and Restated Agreement is recorded as Note payable on the Company’s consolidated balance sheets.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
6. STOCK-BASED COMPENSATION
The Company recognized stock option and other stock-based compensation expense as follows:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Stock options	$205	$320	$515	$630
Stock appreciation rights	47	—	47	—
Restricted stock	639	436	901	563
Performance stock	24	124	88	225

Total non-cash compensation expense	$915	$880	$1,551	$1,418

Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Stock-based compensation expense allocation:
Cost of operations	$110	$88	$185	$158
General and administrative	585	546	932	809
Exploration and business	220	246	434	451

Total stock-based compensation expense	$915	$880	$1,551	$1,418

For the three and six months ended December 31, 2008 and 2007, 24,000 and 110,500 stock options, respectively, were granted at an exercise price of $30.96 and $29.75, respectively. As of December 31, 2008, there was $0.9 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the three months ended December 31, 2008 and 2007 was $1.1 million and $0, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2008 and 2007 was $1.1 million and $0.8 million, respectively. During the six months ended December 31, 2008 and 2007, 96,500 and 97,917 stock options vested, respectively, at a weighted-average grant date fair value of $12.83 and $12.40, respectively.
During the three and six months ended December 31, 2008, 50,500 stock appreciation rights were granted at an exercise price of $30.96, which equals the closing market price of the Company’s common stock on the date of grant. No stock appreciation rights were granted during the three and six months ended December 31, 2007. Stock appreciation rights granted vest based on one to three years of continuous service and have 10 year contractual terms and are settled in shares of Royal Gold common stock. As of December 31, 2008, there was $0.6 million of unrecognized compensation expense related to non-vested stock appreciation rights, which is expected to be recognized over a weighted-average period of 1.4 years.
During the three and six months ended December 31, 2008 and 2007, 96,500 and 87,500 shares of restricted stock, respectively, were granted at a weighted-average grant date fair market value of $30.96 and $29.75, respectively. During the three and six months ended December 31, 2008 and 2007, 23,166 and 10,625 shares of restricted stock, respectively, vested at a weighted-average grant date fair market

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
value $26.51 and $29.59, respectively. As of December 31, 2008, there was $5.7 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a remaining weighted-average vesting period of 3.8 years.
During the three and six months ended December 31, 2008 and 2007, 46,500 and 48,000 shares of performance stock, respectively, were granted at a weighted-average grant date fair market value of $30.96 and $29.75, respectively. During the three months ended December 31, 2008 and 2007, 9,000 and 0 shares of performance stock, respectively, vested at a weighted-average grant date fair market value of $28.78 and $0, respectively. During the six months ended December 31, 2008 and 2007, 9,000 shares of performance stock vested at a weighted-average grant date fair market value of $28.78. As of December 31, 2008, there was $0.1 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a remaining estimated vesting period of 0.75 years.
7. EARNINGS PER SHARE (“EPS”)

	For The Three Months Ended December 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$21,397	33,961,206	$0.63
Effect of other dilutive securities	—	414,182

Diluted EPS	$21,397	34,375,388	$0.62

	For The Three Months Ended December 31, 2007
	Income		Per-Share
	(Numerator)	Shares	Amount
	(As Restated)	(Denominator)	(As Restated)
Basic EPS
Net income	$4,610
Preferred dividends	(1,204)

Income available to common stockholders	$3,406	29,777,468	$0.11
Effect of other dilutive securities	—	346,831

Diluted EPS	$3,406	30,124,299	$0.11

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)

	For The Six Months Ended December 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$27,146	33,943,851	$0.80
Effect of other dilutive securities	—	399,976

Diluted EPS	$27,146	34,343,827	$0.79

	For The Six Months Ended December 31, 2007
	Income		Per-Share
	(Numerator)	Shares	Amount
	(As Restated)	(Denominator)	(As Restated)
Basic EPS
Net income	$10,148
Preferred dividends	(1,204)

Income available to common stockholders	$8,944	29,253,504	$0.30
Effect of other dilutive securities	—	202,095

Diluted EPS	$8,944	29,455,599	$0.30

For the three months ended December 31, 2008 and 2007, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of the awards was less than the average market price of our common stock for the period.
For the six months ended December 31, 2008, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of the awards was less than the average market price of our common stock for the period. For the six months ended December 31, 2007, 240,100 stock-based compensation awards, at a weighted average purchase price of $29.77 per share, were outstanding, but were not included in the computation of diluted EPS because the exercise price of these awards was greater than the average market price of our common stock for the period. For the six months ended December 31, 2007, 1,064,863 weighted shares of common stock into which the Preferred Stock could be converted were not included in the computation of diluted EPS as the result would be antidilutive.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
8. INCOME TAXES

	Three Months Ended December 31,
	2008	2007
		(As Restated)
Current income tax expense	$(14,116)	$(2,715)
Deferred income tax benefit	2,118	486

Income tax expense reported	$(11,998)	$(2,229)

Effective tax rate	35.9%	32.6%

	Six Months Ended December 31,
	2008	2007
		(As Restated)
Current income tax expense	$(17,668)	$(5,927)
Deferred income tax benefit	2,541	923

Income tax expense reported	$(15,127)	$(5,004)

Effective tax rate	35.8%	33.0%

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
As of December 31, 2008, the Company’s total unrecognized tax benefits were $0.4 million for uncertain tax positions. The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $0.08 million at December 31, 2008, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.
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

	Royalty				Royalty Interests in
	Revenue				Mineral Properties, net
	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007	As of	As of
		(As		(As	December 31,	June 30,
		Restated)		Restated)	2008	2008

USA	51%	84%	67%	89%	13%	18%
Mexico	18%	3%	14%	3%	44%	55%
Africa(1)	20%	7%	10%	5%	9%	12%
Canada	2%	1%	1%	1%	19%	2%
Other	9%	5%	8%	2%	15%	13%

(1)	Consists of royalties on properties in Burkina Faso, Guinea and the Republic of Ghana.
10. FAIR VALUE MEASUREMENTS
The Company adopted the provision of SFAS 157 on July 1, 2007, with no significant impact on the Company’s consolidated financial statements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:
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

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$48,270	$48,270	$—	$—
Restricted cash	19,250	19,250	—	—
Marketable equity securities(2)	212	212	—	—

	$67,732	$67,732	$—	$—

(1)	Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)	Included in Other assets in the Company’s consolidated balance sheets.

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
As of December 31, 2008, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the six months ended December 31, 2008. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
11. COMMITMENTS AND CONTINGENCIES
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
After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by EPA, entered into a Partial Consent Decree with EPA and the United States Department of Justice intending to settle their liability for past and future clean-up costs incurred or expected to be incurred at the Site by the federal government. The United States District Court for the Central District of California entered the Partial Consent Decree on August 14, 2003. Based on the minimal volume of allegedly hazardous substances that Royal Resources, Inc. disposed of at the Site, which was characterized in volume as de minimis, our share of the $25.3 million settlement amount was approximately $0.1 million, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States Treasury on May 9, 2003 and the Partial Consent Decree was executed. As a result of the settlement, the United States of America may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States’ total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million.
Royal Gold also executed a de minimis party Administrative Order on Consent (“AOC”) with the State of California on January 15, 2009. The AOC will become effective after notice from the California Attorney General that the required 30-day public comment period has closed and that comments received, if any,

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
do not require modifications to or withdrawal of the AOC by the State of California. It is not anticipated at this date that any such modifications or withdrawals will occur.
Under the terms of the federal Partial Consent Decree and the state AOC, we believe our potential liability with the United States of America, the State of California, and third parties to be effectively settled and any further exposure related to the Casmalia site to be a remote possibility.
12. RELATED PARTY
Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty (“NVR1”) on production of minerals from a portion of Cortez. Denver Mining Finance Company (“DMFC”), our wholly-owned subsidiary, is the general partner and holds a 2.0% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Executive Chairman, the Chairman of our Audit Committee and one other member of our board of directors hold an aggregate 35.56% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments received from the operator including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, including our directors and Executive Chairman.
Effective with the Barrick royalty portfolio acquisition (see Note 2), CVP assigned to Barrick the portion of CVP’s royalty interests in the undeveloped Crossroads deposit at Cortez attributable to Royal Gold through its limited partnership interest in CVP and general partnership interest through DMFC. The portion transferred equaled a 0.3954% royalty interest. CVP’s royalty interest outside the undeveloped Crossroads deposit was unaffected by the Barrick transaction.
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 28,090 ounces of gold as of December 31, 2008, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was approximately $11.7 million and $11.2 million as of December 31, 2008 and June 30, 2008, respectively, while the fair value of such ounces was approximately $24.4 million and $25.6 million as of December 31, 2008 and June 30, 2008, respectively. None of the gold currently held in inventory as of December 31, 2008 and June 30, 2008, is attributed to Royal Gold, as the gold allocated to Royal Gold is typically sold within five days of receipt.
13. SUBSEQUENT EVENTS
Holloway-Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick Gold Corporation, we acquired a royalty on a portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. (“St Andrew”). St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Canada succeeded Barrick as the royalty payee under the royalty agreement.
On or about November 3, 2008, St Andrew filed an action in the Ontario Superior Court of Justice (the “Court”) seeking, among other things, declarations by the Court that St Andrew’s obligation in respect of

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands except share data, per ounce and per pound amounts)
the royalty is limited to only a portion of the total royalty payable, and that any additional royalty obligations under the royalty agreement remain the responsibility of Newmont. Newmont has responded St Andrew is responsible for all royalty obligations under the royalty agreement.
Barrick and we have been joined as necessary parties to the litigation. Trial concerning calculation of the royalty and the party or parties responsible for paying it commenced on January 30, 2009. The royalty is currently classified as a development stage royalty interest and the Company does not receive revenue from the royalty. At this time, the Company is unable to estimate the impact, if any, the litigation will have on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
As part of the Company’s royalty monitoring program during the first fiscal quarter of 2009, Royal Gold identified a $3.1 million overpayment with respect to the Company’s GSR1 and GSR2 royalties at the Cortez Pipeline Mining Complex (“Cortez”), which the Company received and recognized as royalty revenues. The overpayment of the royalty was the result of the operator incorrectly including non-Royal Gold royalty production in the Company’s quarterly GSR1 and GSR2 royalty payments commencing in January 2007 and continuing through fiscal year 2008.
The error that caused the overpayment of royalty payments was not timely identified by our controls and procedures in place and $3.1 million was incorrectly recognized as royalty revenue, resulting in a material overstatement of royalty revenue for fiscal year 2008. On November 3, 2008, the Company’s Audit Committee of the Board of Directors, in consultation with management, concluded that due to the error in accounting for royalty revenue, our previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2008 and for each of the quarters comprising the fiscal year should no longer be relied upon and should be restated.
On November 6, 2008, the Company filed an amended Annual Report on Form 10-K/A (“Amended 10-K”) with the Securities and Exchange Commission restating the Company’s annual consolidated financial statements for fiscal year 2008 and for each of the quarters comprising fiscal year 2008. The consolidated financial statements and related disclosures for the quarter ended December 31, 2007 have been restated in this report to reflect the revenue accounting error discussed above and this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) gives effect to the restatement.
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
We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalty interests. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions. We also fund exploration on properties thought to contain precious metals and seek to obtain royalties and other carried ownership interests in such properties through the subsequent transfer of operating interests to other mining companies. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended December 31, 2008, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our producing stage royalty interests. Royalty revenue for the quarter ended December 31, 2008 was $14.6 million, compared to $14.7 million for the quarter ended December 31, 2007. For the quarter ended December 31, 2008 and 2007, the price of gold averaged $795 per ounce and $786 per ounce, respectively, while the price of copper averaged $1.79 per pound and $3.28 per pound for the quarter ended December 31, 2008 and 2007, respectively. The slight decrease in royalty revenue for the quarter ended December 31, 2008, compared with the quarter ended December 31, 2007, resulted primarily from a decrease in production at Cortez and a decrease in royalty revenue at Robinson due to the negative provisional pricing adjustments, which resulted from the sharp decrease in copper prices during the period. These decreases were partially offset by a slight increase in gold prices, increased production at Leeville and Goldstrike-SJ Claims, production from the recently acquired Barrick royalty portfolio and commencement of production at Benso and Peñasquito. Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.

Our Producing Royalty Interests
Our producing royalty interests are shown in the following table. Please refer to our Amended 10-K for further discussion on our principal producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick	GSR1: 0.40%-5.0% sliding- scale GSR
GSR2(1): 0.40%-5.0% sliding- scale GSR
GSR3(1): 0.71% GSR
NVR1(1): 0.39% NVR

Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

Leeville Mining Complex (Leeville North and Leeville South)	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Goldstrike-SJ Claims	Nevada, USA	Barrick	0.9% NSR

Troy(2)	Montana, USA	Revett Minerals, Inc. (“Revett”)	7.0% GSR (silver and copper)

Bald Mountain	Nevada, USA	Barrick	1.75%-3.5% sliding-scale NSR

Twin Creeks — Getchell(3)	Nevada, USA	Newmont	2.0% Gross Proceeds Royalty (“GPR”)

Wharf(3)	South Dakota, USA	Goldcorp Inc. (“Goldcorp”)	0.0%-2.0% sliding-scale NSR

Peñasquito (oxide)(4)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold and silver)

Mulatos(5)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0%-5.0% sliding-scale NSR

El Chanate(6)	Sonora, Mexico	Capital Gold, Inc.	2.0%-4.0% sliding-scale NSR; 10.0% NPI

Dolores(7)	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	1.25% NSR

Taparko(8)	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1) and a 0%-10% sliding-scale GSR (TB-GSR2)

Siguiri(3,9)	Guinea, West Africa	AngloGold	0.0%-1.875% sliding-scale NSR

Benso	Republic of Ghana, West Africa	Golden Star Resources Ltd.	1.5% NSR

Martha	Santa Cruz Province, Argentina	Coeur d’Alene Mines Corporation	2.0% NSR (silver)

Don Mario (Lower Mineralized Zone)	Chiquitos Province, Bolivia	Orvana Minerals Corp. (“Orvana”)	3.0% NSR (gold, silver and copper)

El Toqui(3)	Region XI, Chile	Breakwater Resources	1.0%-3.0% sliding-scale NSR (gold and zinc)

Williams	Ontario, Canada	Barrick (50%) and Teck Cominco Limited (50%)	0.72% NSR

Allan(3)	Saskatchewan, Canada	Potash Corporation of Saskatchewan	$0.36-$1.44 per ton sliding scale and a $0.25 per ton (potash)

El Limon	El Limon, Nicaragua	Central Sun Mining, Inc. (“Central Sun”) (95%) and Inversiones Mineras S.A. (5%)	3.0% NSR

Balcooma(3)	Queensland, Australia	Kagara Zinc	1.5% NSR (gold and silver)

Mt. Goode (Cosmos South)(3)	Western Australia, Australia	Xstrata	1.50% NSR (nickel)

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

(2)	Royalty will extend until either cumulative production of approximately 9.9 million ounces of silver and 84.7 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first. As of December 31, 2008, we have recognized royalty revenue associated with the GSR royalty totaling $9.5 million, which is attributable to cumulative production of approximately 3.8 million ounces of silver and approximately 33.5 million pounds of copper.

(3)	Royalty acquired as part of the Barrick transaction, as discussed below within this MD&A.

(4)	The Peñasquito project consists of oxide and sulfide portions. The sulfide portion is classified as development stage as shown below.

(5)	As part of the Barrick transaction, as discussed below within this MD&A, the Mulatos sliding-scale royalty rate increased to 1.0%-5.0% from 0.30%-1.5%. The royalty is capped at 2.0 million gold ounces of production. Approximately 328,000 cumulative ounces of gold have been produced as of December 31, 2008.

(6)	The sliding-scale NSR royalty is capped once payments of approximately $17.0 million have been received while the NPI royalty is capped at $1.0 million. As of December 31, 2008, we have recognized $1.3 million in royalty revenue on the NSR royalty and $1.0 million on the NPI royalty.

(7)	Minefinders announced in January 2009 that their first gold and silver sales were made during the fourth quarter of calendar 2008. The gold sales were subject to the Company’s 1.25% NSR during the period. As such, the Company reclassified the 1.25% NSR to production stage from development stage during the period.

(8)	TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. TB-GSR2 will remain in effect until the termination of TB-GSR1. As of December 31, 2008, we have recognized approximately $5.6 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of 43,700 ounces of gold. Portions of our royalty interests at the Taparko mine are classified as development stage and exploration stage as shown below.

(9)	Royalty is subject to a dollar cap of approximately $12.0 million. As of December 31, 2008, approximately $10.8 million remains under the cap.

Our Development Stage Royalty Interests
We also own the following royalty interests that are currently in development stage and are not yet in production. Please refer to our Amended 10-K for further discussion on our principal development stage royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Peñasquito (sulfide circuit)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead and zinc)

Dolores	Chihuahua, Mexico	Minefinders	2.0% NSR(1) (gold and silver)

Pascua-Lama	Region III, Chile	Barrick	0.16%-1.08% sliding-scale NSR
0.22% fixed rate royalty (copper)

Gold Hill	Nevada, USA	Kinross Gold Corporation	1.0%-2.0% sliding-scale NSR
(50%), Barrick (50%)

Troy	Montana, USA	Revett	6.1% GSR
2.0% GSR

Marigold	Nevada, USA	Goldcorp	2.0% NSR

Don Mario (Upper Mineralized Zone)	Chiquitos Province, Bolivia	Orvana	3.0% NSR

Taparko	Burkina Faso, West Africa	High River	2.0% GSR (TB-GSR3)

Relief Canyon	Nevada, USA	Firstgold Incorporated	4.0% NSR

Meekatharra (Paddy’s Flat)(2)	Western Australia, Australia	Mercator Gold	A$10.00 per gold ounce produced

Reedy’s Burnakura(2)	Western Australia, Australia	ATW Venture Australia	1.5%-2.5% NSR

Malartic(2)	Quebec, Canada	Osisko Mining Corporation	2.0%-3.0% sliding-scale NSR
(“Osisko”)

Holloway-Holt(2,3)	Ontario, Canada	St Andrews Goldfields	0.00013 x quarterly average gold price

Pine Cove(2)	Newfoundland, Canada	New Island Resources (70%), Anaconda Gold (30%)	7.5% NPI

(1)	Royalty becomes effective once the facility reaches commercial production. Minefinders announced in January 2009 that they expect to reach commercial production during the second quarter of calendar 2009.

(2)	Royalty acquired as part of the Barrick transaction, as discussed below within this MD&A.

(3)	In November 2008, the operator made application to a court in Ontario, Canada for a declaration that it is not obligated to the pay the entire royalty payable under the royalty agreement. The operator claims that its predecessor in interest is responsible for payment of some or all of the royalty. See “Recent Developments, Property Developments” below within this MD&A for further discussion.
Operators’ Production Estimates by Royalty for Calendar 2008
We received production estimates from the operators of our producing mines during the first calendar quarter of 2008. The following table shows such production estimates for calendar 2008 as well as the actual production reported to us by the various operators for year ended December 31, 2008. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information. Production estimates for the production stage royalty interests acquired as part of the Barrick transaction, as shown above, are not shown in the table below as the production estimates were not available. Please refer to our Results of Operations below for reported production of the acquired Barrick production stage royalty interests. The

Company anticipates receiving calendar 2009 production guidance for each of its production stage royalty interests sometime during the first or second calendar quarter of 2009.
Operators’ Production Estimate by Royalty for Calendar 2008 and Reported Production
For the period January 1, 2008 through December 31, 2008

	Calendar 2008 Operator’s Production			Reported Production through
	Estimate(1)			December 31, 2008(2)
	Gold	Silver	Copper	Gold	Silver	Copper
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Cortez GSR1	316,000	—	—	208,684	—	—
Cortez GSR2(3)	51,000	—	—	79,227	—	—
Cortez GSR3(3)	367,000	—	—	287,911	—	—
Cortez NVR1(3)	242,000	—	—	167,267	—	—
Robinson(4)	115,000	—	150 million	128,047	—	147 million
Leeville	415,000	—	—	458,176	—	—
SJ Claims	792,000	—	—	800,517	—	—
Troy	—	1.4 million	12.5 million	—	1.0 million	9.5 million
El Chanate(5)	50,000	—	—	42,559	—	—
Mulatos	120,000	—	—	148,449	—	—
Don Mario(6)	N/A	—	—	73,675	—	—
Peñasquito(7)	67,000	2.3 million	—	16,558	1.2 million	—
El Limon	43,000	—	—	37,024	—	—
Williams	126,000	—	—	135,904	—	—
Dolores(8)	10,000	350,000	—	2,440	42,800	—
Martha	—	3.2 million	—	—	2.9 million	—
Bald Mountain	28,000	—	—	24,262	—	—
Taparko(9)	91,000	—	—	34,902	—	—
Benso	25,000	—	—	38,968	—	—

(1)	There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward looking statements following this MD&A, as well as the Risk Factors identified herein and in Part I, Item 1A, of our Amended 10-K for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2008 through December 31, 2008, as reported to us by the operators of the mines.

(3)	As part of the royalty acquisition transaction between Royal Gold and Barrick, as discussed below in this MD&A, GSR2 was reduced to match the royalty rate of GSR1 and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez were eliminated. None of the production estimates shown are attributable to the Crossroads deposit.

(4)	As a result of strong performance at Robinson through the first six months of calendar 2008, Quadra announced in July 2008 that it increased its 2008 annual metal production guidance from 130 million pounds to 150 million pounds of copper and from 100,000 ounces to 115,000 ounces of gold.

(5)	Reported production is from the date of acquisition in February 2008 through December 31, 2008.

(6)	The operator at Don Mario did not provide us a production estimate for calendar 2008.

(7)	Reported production estimate relates to the oxide circuit. In May 2008, Peñasquito poured the first gold from the oxide circuit and construction at Peñasquito continues to progress. As reported by Goldcorp, production from the oxide circuit is lower than estimated primarily due to a slower than expected ramp-up of gold production. Goldcorp expects production at Peñasquito from the first sulfide circuit by late calendar 2009 and expects the second sulfide circuit to be operational near the end of calendar 2010.

(8)	Minefinders had their first gold and silver production during the fourth quarter of calendar 2008, which was below their August 2008 announced initial production outlook for 2008 largely due to construction delays.

(9)	Reported production through December 31, 2008 at Taparko is below the operator’s calendar 2008 production estimate primarily due to continued mill problems which are associated with the grinding mill drive-train. Please refer to “Recent Developments, Taparko Developments” below for further discussion.
Recent Developments
Acquisition of Barrick Royalty Portfolio
Effective October 1, 2008, the Company completed its acquisition of royalties from Barrick for cash of approximately $181.3 million and a restructuring of the Company’s GSR2, GSR3 and NVR1 royalties at Cortez, valued at $31.5 million, for net cash of approximately $150 million. The transactions were completed pursuant to the Royalty Purchase and Sale Agreement (“the Agreement”) dated July 30, 2008. The cash portion of the purchase price for the transaction was paid from the Company’s cash on hand.
The royalty portfolio acquired consisted of royalties on 72 properties, including nine producing royalties, three development stage properties and 60 exploration stage projects. Eighteen of the exploration stage projects are considered to be in an evaluation stage as these properties are engaged in the search for reserves but currently contain additional mineralized material. The restructuring of Royal Gold’s royalty positions at Cortez consisted of the following: (1) a reduction of the Company’s GSR2 sliding-scale royalty, from a range of 0.72% to 9.0%, to match the current GSR1 sliding-scale royalty rate ranging from 0.40% to 5.0%, and (2) the elimination of Royal Gold’s interest in the 0.71% GSR3 royalty and the 0.39% NVR1 royalty on the mining claims that comprise the undeveloped Crossroads deposit. The GSR3 and NVR1 royalties that cover areas outside the Crossroads deposit at Cortez were not affected by this transaction. The Crossroads deposit continues to be subject to the Company’s GSR2 royalty at the reduced rate.
The royalty portfolio, which was assembled by Barrick and various predecessor companies, including Placer Dome, Homestake, Lac Minerals, AurionGold, Delta Gold and Plutonic generated approximately $4.0 million in royalty revenue to the Company for the three months ended December 31, 2008. The key assets in the Barrick royalty portfolio include the following properties:
Mulatos — A sliding-scale NSR royalty currently paying 3.5% on Alamos’ Mulatos mine. Prior to October 1, 2008, we owned a 0.30%-1.50% sliding-scale NSR royalty on the property. This acquisition consolidated the Mulatos royalty and increased our royalty interest to a 1.0%-5.0% sliding-scale NSR royalty. At current commodity prices, the Mulatos royalty is 5.0%. As a result of the acquisition, the Company recognized approximately $1.1 million in additional royalty revenue from Mulatos during the three months ended December 31, 2008. The royalty is capped at 2.0 million gold ounces of production and approximately 328,000 cumulative gold ounces have been produced through December 31, 2008;
Malartic — A 2.0%-3.0% sliding-scale NSR royalty on the Canadian Malartic gold project, owned by Osisko. Osisko announced the completion of a positive feasibility study resulting in proven and probable reserves of 202 million tons of ore, at a grade of 0.031 ounces per ton, containing 6.28 million ounces of gold. Osisko estimates that during the first five years of operation, Malartic would produce an average of 618,000 ounces of gold. The royalty is subject to a buy down right and is classified as a development stage royalty interest on the Company’s consolidated balance sheets. If the buy down right is exercised by Osisko, the sliding-scale NSR royalty would be reduced to 1.0%-1.5%;
Siguiri — A sliding-scale NSR royalty currently paying 1.875% on the Siguiri gold mine in Guinea, West Africa, operated by AngloGold Ashanti. The Company recognized approximately $1.2 million in royalty revenue from Siguiri during the three months ended December 31, 2008.

The royalty is capped on a dollar basis and approximately $10.8 million remains to be paid as of December 31, 2008;
Mt. Goode (Cosmos) — A 1.5% NSR royalty covering a portion of Xstrata’s Cosmos nickel mine in Australia. A large portion of the royalty interest is located to the south of the Cosmos and Cosmos Deeps ore bodies and includes potential future production from identified mineralization, including Tapinos, Prospero, Anomoly1 and AM2 deposits. The Company recognized approximately $0.2 million in royalty revenue from Mt. Goode (Cosmos) during the three months ended December 31, 2008; and
Allan — A sliding-scale royalty on Potash Corporation of Saskatchewan’s potash mine located in Canada. The royalty is currently paying at a rate of $1.44 per ton relative to 40% of production, subject to reductions based on annual production. The Company recognized approximately $0.1 million in royalty revenue from Allan during the three months ended December 31, 2008.
Please refer to Note 2 of the notes to consolidated financial statements for further discussion on the acquisition of the Barrick royalty portfolio.
Property Developments
Cortez
A portion of our revenue decrease at Cortez was attributable to the restructuring of the GSR2 royalty, from a range of 0.72% to 9.0%, to match the current GSR1 sliding-scale rate, which ranges from 0.40% to 5.0%, resulting in decrease in royalty revenue of approximately $0.8 million. The decrease in royalty revenue at Cortez was also due to a decrease in production at Cortez. Production at Cortez was less than expected due to a production focus on the GAP deposit where Royal Gold has a royalty interest in approximately 50% of the deposit. Original production guidance called for a greater amount of production in an area that is entirely covered by Royal Gold’s royalty interests. Royal Gold expects to receive the calendar 2009 Cortez production guidance in February 2009.
Taparko
The Taparko mine commenced gold production in August 2007 and has contributed approximately $8.9 million in royalty revenue (from TB-GSR1 and TB-GSR2) since production commenced. Reserve characteristics, mining activity, and gold recovery performance has been near feasibility study estimates. However, mill performance has suffered since start-up due to problems associated with the grinding mill drive-train and production ceased on June 11, 2008. A new gear box to correct the mill problems was installed on October 29, 2008, and operations at Taparko re-commenced on November 4, 2008. In January 2009, High River completed further maintenance to improve mill performance over a nine day period when mill operations were suspended. Operations recommenced on January 21 with improved mill performance.
Pursuant to the Amended and Restated Funding Agreement dated February 22, 2006 (the “Funding Agreement”) between Royal Gold, Inc. and Somita SA (“Somita”), a 90% owned subsidiary of High River and the operator of Taparko, Somita is in breach of certain obligations under the Funding Agreement. As of December 31, 2008, the Company has funded $35 million to Somita under the Funding Agreement. As security for the Company’s investment in Somita, two of High River’s subsidiaries have pledged their equity interests in Somita and High River (West Africa) Ltd., the corporate parent of Somita. The pledge will remain in effect until Somita has repaid to the Company $35 million. In addition, Royal Gold obtained as collateral a pledge of shares of certain equity investments in public companies held by High River. The collateral will remain in effect until the completion and attainment of certain production or performance standards at the Taparko mine. On November 21, 2008,

High River announced the closing of an equity financing with Lybica Holding B.V., an affiliate of ZAO Severstal Resources, the mining division of OAO Severstal (“Severstal”). As a result of the equity financing, Severstal will indirectly hold approximately 50.1% of High River common stock. Royal Gold has not agreed to forbear pursuing any of its remedies under the Funding Agreement or other agreements with High River and its affiliates.
Robinson
Royalty revenue from the 3.0% NSR royalty at Robinson, pursuant to the Robinson royalty agreement, is recognized based upon three percent of revenue received by the operator of the mine, Quadra, for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra’s concentrate sales contracts with third-party smelters, in general, provide for a provisional payment based upon assays and quoted metal prices at the date of shipment. Final true up payments are subsequently based upon final assays and market metal prices set on a specified future date. Under current sales contracts between Quadra and its third party smelters, final pricing for copper sales is generally set at least four months after the date of shipment.
Royal Gold recognizes royalty revenue under the Robinson royalty agreement based on amounts contractually due pursuant to the calculations above for the underlying sale. In the event there are significant pricing variations between the provisional and final settlement periods in copper, and to a lesser extent, gold and silver, royalty revenue recognized by the Company on the Robinson royalty will be positively or negatively impacted.
During the three months ended December 31, 2008, the average price of copper was $1.79 per pound, while the average price of copper during the three months ended September 30, 2008, was $3.49. This significant decrease in the price of copper resulted in Quadra having significant negative final pricing adjustments. Furthermore, during the three months ended December 31, 2008, copper sales at Robinson decreased significantly when compared to the previous quarters of calendar 2008, which resulted in lower royalty revenue for the period and magnified the impact of the negative final pricing adjustments on the Company’s royalty revenue during the period.
The negative final pricing adjustments impacted our royalty revenue by approximately $3.3 million during the three months ended December 31, 2008. Prior to the price adjustments, the Company’s royalty revenue for the period ended December 31, 2008 was $2.0 million. After the price adjustments, the Company’s royalty revenue for the quarter ended December 31, 2008 was negative in the amount of $1.3 million. The negative royalty revenue recognized at Robinson during the period will be offset against future Robinson sales subject to the Company’s royalty. Royal Gold may be subject to additional negative pricing adjustments during our third fiscal quarter of 2009 depending on the price of copper at the time of settlement.
Troy
In December 2008, Revett gave its employees at the Troy mine 60 day notice under the Worker Adjustment and Retraining Notification (WARN) Act that operations at Troy may be placed on care and maintenance if metal prices remain at currently depressed levels. Revett announced that it plans to continue operations until early February 2009 and continue thereafter as long as operations remain profitable.
The Company’s production stage royalty interest at the Troy mine is a 7.0% GSR royalty on silver and copper produced and extends until either cumulative production of approximately 9.9 million ounces of silver and 84.7 million pounds of copper, or we receive $10.5 million in cumulative payments, whichever occurs first. As of December 31, 2008, the Company recognized royalty revenue associated with the

GSR royalty totaling $9.5 million, which is attributable to cumulative production of approximately 3.2 million ounces of silver and approximately 33.0 million pounds of copper.
Rock Creek
Under the Revett agreement, the Company had the option to convert 1.3 million shares it held in Revett into a 1.0% NSR royalty on the Rock Creek mine. In December 2008, Royal Gold elected to exercise its option to convert all 1.3 million Revett shares held by us into the 1.0% NSR royalty at the Rock Creek mine. The Rock Creek mine is located in northwestern Montana, is owned by Revett and is classified as exploration stage royalty interest on the Company’s consolidated balance sheets.
Holloway-Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick Gold Corporation, we acquired a royalty on a portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. (“St Andrew”). St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Canada succeeded Barrick as the royalty payee under the royalty agreement.
On or about November 3, 2008, St Andrew filed an action in the Ontario Superior Court of Justice (the “Court”) seeking, among other things, declarations by the Court that St Andrew’s obligation in respect of the royalty is limited to only a portion of the total royalty payable, and that any additional royalty obligations under the royalty agreement remain the responsibility of Newmont. Newmont has responded that St Andrew is responsible for all royalty obligations under the royalty agreement.
Barrick and we have been joined as necessary parties to the litigation. Trial concerning calculation of the royalty and the party or parties responsible for paying it commenced on January 30, 2009. The royalty is currently classified as a development stage royalty interest and the Company does not receive revenue from the royalty. At this time, the Company is unable to estimate the impact, if any, the litigation will have on the Company’s consolidated financial statements.
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
Results of Operations
Quarter Ended December 31, 2008, Compared to Quarter Ended December 31, 2007
For the quarter ended December 31, 2008, we recorded net earnings of $21.4 million, or $0.63 per basic share and $0.62 per diluted share, as compared to net earnings of $4.6 million, or $0.11 per basic and diluted share, for the quarter ended December 31, 2007. The increase in our earnings per share during the period was due to the one-time royalty restructuring gain of $31.5 million as part of the Barrick royalty acquisition as discussed earlier in this MD&A. The effect of the one-time royalty restructuring gain was $0.60 per basic share, after taxes.

For the quarter ended December 31, 2008, we recognized total royalty revenue of $14.6 million, at an average gold price of $795 per ounce and an average copper price of $1.79 per pound, compared to royalty revenue of $14.7 million, at an average gold price of $786 per ounce and an average copper price of $3.28 per pound for the quarter ended December 31, 2007. The slight decrease in royalty revenue for the quarter ended December 31, 2008, compared with the quarter ended December 31, 2007, resulted primarily from a decrease in production at Cortez and a decrease in royalty revenue at Robinson due to the negative provisional pricing adjustments, which resulted from the sharp decrease in copper prices during the period. These decreases were partially offset by a slight increase in gold prices, increased production at Leeville and Goldstrike-SJ Claims, production from the recently acquired Barrick royalty portfolio and commencement of production at Benso and Peñasquito. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended December 31, 2008 and 2007
(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		December 31, 2008			December 31, 2007
	Metal(s)/	Royalty	Reported		Royalty	Reported
Royalty	Element	Revenue	Production(1)		Revenue	Production(1)
Cortez(2)	Gold	$3,477	65,425	oz.	$6,239	146,066	oz.
					(As Restated)
Leeville	Gold	$1,957	138,669	oz.	$1,257	86,217	oz.
Goldstrike-SJ Claims	Gold	$1,771	257,207	oz.	$1,288	183,211	oz.
Mulatos(3)	Gold	$1,538	38,741	oz.	$356	30,324	oz.
Taparko(4)	Gold	$1,375	7,505	oz.	$1,055	5,932	oz.
Siguiri(5)	Gold	$1,213	81,431	oz.	N/A	N/A
Balcooma(5)	Base	$611	N/A		N/A	N/A
Troy		$574			$349
	Silver		343,010	oz.		113,714	oz.
	Copper		2.7 million lbs.			1.0 million lbs.
Twin Creeks-Getchell(5)	Gold	$501	31,536	oz.	N/A	N/A
El Chanate(6)	Gold	$475	9,376	oz.	N/A	N/A
Don Mario	Gold	$445	17,653	oz.	$385	22,258	oz.
Benso	Gold	$401	38,968	oz.	N/A	N/A

Peñasquito (oxide)		$359			N/A	N/A
	Gold		10,057	oz.	N/A	N/A
	Silver		0.9 million oz.		N/A	N/A
Wharf(5)	Gold	$284	17,903	oz.	N/A	N/A
El Limon	Gold	$222	9,321	oz.	$145	7,175	oz.
Williams	Gold	$194	37,792	oz.	$148	37,806	oz.
Mt. Goode (Cosmos)(5)	Nickel	$176	2.4 million lbs.		N/A	N/A
Bald Mountain	Gold	$133	—		$132	16,069	oz.
Allan(5)	Potash	$108	225,582 tons		N/A	N/A
Martha	Silver	$85	415,645	oz.	$200	773,741	oz.
Dolores(7)	Gold	$22	2,440	oz.	N/A	N/A
El Toqui(5)	Base	$20	N/A		N/A	N/A
Joe Mann(3)	Gold	$—	—		$3	138	oz.
Robinson(8)		$(1,319)			$3,153
	Gold		22,844	oz.		27,090	oz.
	Copper		29.2 million lbs.			28.9 million lbs.
Total Royalty Revenue		$14,622			$14,710 (As Restated)

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended December 31, 2008 and December 31, 2007, as reported to us by the operators of the mines.

(2)	As part of the Barrick transaction, as discussed earlier within this MD&A, the GSR2 royalty rate was reduced to match the royalty rate of GSR1, or 5.0% at current prices, resulting in a decrease in royalty revenue of approximately $0.8 million during the period.

(3)	As part of the Barrick transaction, as discussed earlier within this MD&A, the Mulatos sliding-scale royalty rate increased to 5.0% from 1.5%, at current prices, resulting in additional royalty revenue of approximately $1.1 million during the period.

(4)	Refer to “Recent Developments, Taparko Developments” earlier within this MD&A for a further discussion on recent developments at Taparko.

(5)	Royalty acquired in October 2008 as part of the Barrick transaction, as discussed earlier within this MD&A. Current period production information was not available for Balcooma and El Toqui.

(6)	Royalty acquired in February 2008. Reported production is associated with the Company’s NSR royalty at El Chanate.

(7)	Production began during the fourth quarter of calendar 2008.

(8)	The negative royalty revenue recognized at Robinson will be offset against future metal sales subject to our royalty. Refer to “Recent Developments, Property Developments, Robinson” earlier within this MD&A for a further discussion on recent developments at Robinson.
The slight decrease in royalty revenue for the quarter ended December 31, 2008, compared with the quarter ended December 31, 2007, resulted primarily from a decrease in production at Cortez and a decrease in royalty revenue at Robinson due to the negative provisional pricing adjustments, which resulted from the sharp decrease in copper prices during the period. These decreases were partially offset by increased production at Leeville and Goldstrike-SJ Claims, production from the recently acquired Barrick royalty portfolio and commencement of production at Benso and Peñasquito. Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.
Cost of operations decreased to $0.6 million for the quarter ended December 31, 2008, compared to $0.9 million for the quarter ended December 31, 2007. The decrease was primarily due to a decrease in the Nevada Net Proceeds Tax expense, which resulted primarily from a decrease in royalty revenue from Robinson and Cortez.
General and administrative expenses increased to $2.1 million for the quarter ended December 31, 2008, from $2.0 million for the quarter ended December 31, 2007. The increase was primarily due to an increase in legal and general corporate costs.
Exploration and business development expenses decreased to $1.0 million for the quarter ended December 31, 2008, from $1.9 million for the quarter ended December 31, 2007. The decrease is due to a decrease in legal, tax and consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $0.9 million for the quarters ended December 31, 2008 and 2007. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the quarter ended December 31, 2008 and 2007.
Depreciation, depletion and amortization increased to $8.6 million for the quarter ended December 31, 2008, from $3.6 million for the quarter ended December 31, 2007. Depletion from the Barrick royalties acquired in October 2008 contributed approximately $2.7 million in additional depletion during the period. Increased production at Leeville and Goldsrike-SJ Claims resulted in additional depletion of approximately $0.5 million. Benso, Peñasquito and Dolores, which recently began production, contributed $0.6 million in additional depletion while an increase in depletion rates at Revett and Taparko resulted in additional depletion of approximately $0.4 million.
Interest and other income decreased to $0.2 million for the quarter ended December 31, 2008, from $2.1 million for the quarter ended December 31, 2007. The decrease is due to a decrease in our invested cash and a significant decrease in interest rates associated with our invested cash.
During the quarter ended December 31, 2008, we recognized current and deferred tax expense totaling $12.0 million compared with $2.2 million during the quarter ended December 31, 2007. This resulted in an effective tax rate of 35.9% in the current period, compared with 32.6% in the prior period. The increase in our effective tax rate is the result of the royalty restructuring gain as part of the Barrick royalty portfolio acquisition, as discussed earlier in this MD&A, and an increase in the amount of foreign losses for which no tax benefit is currently recognized.
Six Months Ended December 31, 2008, Compared to Six Months Ended December 31, 2007
For the six months ended December 31, 2008, we recorded net earnings of $27.1 million, or $0.80 per basic share and $0.79 per diluted share, as compared to net earnings of $10.2 million, or $0.30 per basic share and $0.30 per diluted share, for the six months ended December 31, 2007. The increase in our earnings per share during the period was primarily due to the one-time royalty restructuring gain of $31.5 million as part of the Barrick royalty acquisition as discussed earlier in this MD&A. The effect of the one-time royalty restructuring gain was $0.60 per basic share, after taxes.
For the six months ended December 31, 2008, we recognized total royalty revenue of $30.7 million, at an average gold price of $834 per ounce and an average copper price of $2.64 per pound, compared to royalty revenue of $27.2 million, at an average gold price of $732 per ounce and an average copper price of $3.39 per pound for the six months ended December 31, 2007. The increase in royalty revenue for the six months ended December 31, 2008, compared with the six months ended December 31, 2007, resulted primarily from an increase in the average gold price, an increase in production at Leeville, Goldstrike-SJ Claims and Mulatos mines, production from the recently acquired Barrick royalty portfolio and commencement of production at Benso and Peñasquito. These increases were partially offset during the period by a decrease in production at Cortez and a decrease in royalty revenue at Robinson due to the negative provisional pricing adjustments, which resulted from the sharp decrease in copper prices during the period. Royalty revenue and the corresponding production, attributable to our royalty interests, for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Six Months Ended December 31, 2008 and 2007
(In thousands, except reported production ozs. and lbs.)

		Six Months Ended			Six Months Ended
		December 31, 2008			December 31, 2007
	Metal(s) /	Royalty				Reported
Royalty	Element	Revenue	Reported Production(1)		Royalty Revenue	Production(1)
Cortez(2)	Gold	$8,012	126,101	oz.	$11,607	274,338	oz.
					(As Restated)
Leeville	Gold	$3,628	245,497	oz.	$2,099	148,132	oz.
Robinson(3)		$3,514			$6,706
	Gold		60,331	oz.		53,157	oz.
	Copper		69.6 million lbs.			61.4 million lbs.
Goldstrike-SJ Claims	Gold	$3,413	472,713	oz.	$2,443	370,684	oz.
Mulatos(4)	Gold	$2,075	79,861	oz.	$579	52,346	oz.
Troy		$1,456			$907
	Silver		599,001	oz.		295,276	oz.
	Copper		5.0 million lbs.			2.7 million lbs.
Taparko(5)	Gold	$1,398	7,622	oz.	$1,489	8,798	oz.
El Chanate(6)	Gold	$1,239	21,653	oz.	N/A	N/A
Siguiri(7)	Gold	$1,213	81,431	oz.	N/A	N/A
Don Mario(8)	Gold	$833	35,721	oz.	$385	22,258	oz.
Balcooma(7)	Base	$611	N/A		N/A	N/A
Twin Creeks-Getchell(7)	Gold	$501	31,536	oz.	N/A	N/A
Peñasquito (oxide)		$478			N/A	N/A
	Gold		14,940	oz.	N/A	N/A
	Silver		1.1 million oz.		N/A	N/A
El Limon(8)	Gold	$477	18,880	oz.	$145	7,175	oz.

Benso(9)	Gold	$401	38,968	oz.	N/A	N/A
Williams(8)	Gold	$360	67,813	oz.	$148	37,806	oz.
Wharf(7)	Gold	$284	17,903	oz.	N/A	N/A
Martha	Silver	$243	0.9 million oz.		$370	1.4 million oz.
Bald Mountain	Gold	$239	7,050	oz.	$332	32,848	oz.
Mt. Goode (Cosmos) (7)	Nickel	$176	2.4 million lbs.		N/A	N/A
Allan(7)	Potash	$108	225,582 tons		N/A	N/A
Dolores(8)	Gold	$22	2,440	oz.	N/A	N/A
El Toqui(7)	Base	$20	N/A		N/A	N/A
Joe Mann(8)	Gold	$—	—		$3	138	oz.
Total Royalty Revenue		$30,701			$27,213 (As Restated)

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the six months ended December 31, 2008 and December 31, 2007, as reported to us by the operators of the mines.

(2)	As part of the Barrick transaction, as discussed earlier within this MD&A, the GSR2 royalty rate was reduced to match the royalty rate of GSR1, or 5% at current prices, resulting in a decrease in royalty revenue of approximately $0.8 million during the period.

(3)	Refer to “Recent Developments, Robinson Developments” earlier within this MD&A for a further discussion on recent developments at Robinson.

(4)	As part of the Barrick transaction, as discussed earlier within this MD&A, the Mulatos sliding-scale royalty rate increased to 5.0% from 1.5%, at current prices, resulting in additional royalty revenue of approximately $1.1 million during the period.

(5)	Refer to “Recent Developments, Taparko Developments” earlier within this MD&A for a further discussion on recent developments at Taparko.

(6)	Royalty acquired in February 2008. Reported production is associated with the Company’s NSR royalty at El Chanate.

(7)	Royalty acquired in October 2008 as part of the Barrick transaction, as discussed earlier within this MD&A. Current period production information was not available for Balcooma and El Toqui.

(8)	Royalty acquired in October 2007.

(9)	Royalty acquired in December 2007 and began production during the third quarter of calendar 2008.
The increase in royalty revenue for the six months ended December 31, 2008, compared with the six months ended December 31, 2007, resulted primarily from an increase in the average gold price, an increase in production at Leeville, Goldstrike-SJ Claims and Mulatos mines, production from the recently acquired Barrick royalty portfolio and commencement of production at Benso and Peñasquito. These increases were partially offset during the period by a decrease in production at Cortez and a decrease in royalty revenue at Robinson due to the negative provisional pricing adjustments, which resulted from the sharp decrease in copper prices during the period. Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.
Cost of operations decreased to $1.5 million for the six months ended December 31, 2008, compared to $1.7 million for the six months ended December 31, 2007. The decrease was primarily due to a decrease in the Nevada Net Proceeds Tax expense, which resulted primarily from a decrease in royalty revenue from Robinson and Cortez.
General and administrative expenses increased to $3.8 million for the six months ended December 31, 2008, from $3.5 million for the six months ended December 31, 2007. The increase was primarily due to an increase in legal and general corporate costs of approximately $0.3 million during the period.
Exploration and business development expenses decreased to $1.6 million for the six months ended December 31, 2008, from $2.5 million for the six months ended December 31, 2007. The decrease is due to a decrease in legal, tax and consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $1.6 million for the six months ended December 31, 2008, compared to $1.4 million for the six months ended December 31, 2007. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the six months ended December 31, 2008 and 2007.
Depreciation, depletion and amortization increased to $13.0 million for the six months ended December 31, 2008, from $6.0 million for the six months ended December 31, 2007. Depletion from the Barrick royalties acquired in October 2008 contributed approximately $2.7 million in additional depletion during the period. Depletion from the Battle Mountain Gold Exploration Corp. royalties acquired in October 2007 and the El Chanate royalties acquired in February 2008 contributed approximately $1.6 million in additional depletion during the period. Increased production at Leeville and Goldsrike-SJ Claims resulted in additional depletion of approximately $0.8 million while an increase in depletion rates at Revett resulted in additional depletion of approximately $0.4 million. Benso, Peñasquito and Dolores, which recently began production, contributed $0.6 million in additional depletion.
Interest and other income decreased to $1.1 million for the six months ended December 31, 2008, from $4.0 million for the six months ended December 31, 2007. The decrease is due to a decrease in our invested cash and a significant decrease in interest rates associated with our invested cash.
During the six months ended December 31, 2008, we recognized current and deferred tax expense totaling $15.1 million compared with $5.0 million during the six months ended December 31, 2007. This resulted in an effective tax rate of 35.8% in the current period, compared with 33.0% in the prior period. The increase in our effective tax rate is the result of the royalty restructuring gain as part of the Barrick royalty portfolio acquisition, as discussed earlier in this MD&A, and an increase in the amount of foreign losses for which no tax benefit is currently recognized.
Liquidity and Capital Resources
Overview
At December 31, 2008, we had current assets of $70.7 million compared to current liabilities of $19.6 million for a current ratio of 4 to 1. This compares to current assets of $211.0 million and current liabilities of $8.9 million at June 30, 2008, resulting in a current ratio of approximately 24 to 1. The decrease in our current ratio is primarily due to a decrease in cash and cash equivalents as a result of the acquisition of the Barrick royalty portfolio during the period. On October 2, 2008, we used $150 million in net cash on hand for the Barrick acquisition, as discussed earlier within this MD&A.
During the six months ended December 31, 2008, liquidity needs were met from $30.7 million in royalty revenues (including $0.6 million of minority interest), our available cash resources and interest and other income of $1.1 million.
At December 31, 2008, our cash and equivalents as shown on the consolidated balance sheets were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. We are not invested in auction rate securities. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.
We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for cost of operation expenses, general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at anytime, seeks acquisition opportunities in various stages of active review. In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities.
Please refer to our risk factors included in Part 1, Item 1A of our Amended 10-K and Item 1A of this Quarterly Report on Form 10-Q for a discussion on certain risks that may impact the Company’s liquidity and capital resources in light of the recent economic downturn.

Recent Liquidity and Capital Resource Developments
Acquisition of Barrick Royalty Portfolio
Effective October 1, 2008, the Company completed its acquisition of royalties from Barrick for net cash of approximately $150 million and a restructuring of the Company’s GSR2, GSR3 and NVR1 royalties at Cortez. The cash portion of the purchase price for the transaction was paid from the Company’s cash on hand on October 1, 2008. Please refer to “Recent Developments — Acquisition of Barrick Royalty Portfolio” within this MD&A for further discussion on this transaction.
Credit Facility Amendment
On October 30, 2008, the Company and its wholly-owned subsidiaries, High Desert Mineral Resources, Inc. (“High Desert”) and RG Mexico, Inc. (“RG Mexico”), entered into a Credit Agreement with HSBC Bank, Scotiabanc and Bank of Nova Scotia as lenders. The Credit Agreement replaced the Company’s $80 million revolving credit facility with HSBC Bank.
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
The royalties securing the new credit facility consist of the GSR1, GSR2, GSR3, and NVR1 royalties at Cortez and the royalties at Goldstrike-SJ Claims, Leeville, Robinson, Dolores, Peñasquito and Mulatos (the “Collateral Royalties”). In addition to the Collateral Royalties, the credit facility is secured by 100% of Royal Gold’s equity interests in High Desert and RG Mexico and substantially all of the present and future personal property and assets of the Company, High Desert and RG Mexico. The Credit Agreement contains financial covenants requiring the Company to maintain a leverage ratio (as defined) of 3.0 to 1.0 or less, a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive net income, an interest coverage ratio (as defined) of at least 3.0 to 1.0, a current ratio (as defined) of at least 1.5 to 1.0 and a facility coverage ratio (as defined) of at least 1.25 to 1.0.
As of December 31, 2008, the Company did not have any amounts outstanding under the new credit facility.
Common Stock Dividend Increase
On November 4, 2008, the Company’s board of directors approved an increase in the Company’s annual (calendar year) common stock dividend from $0.28 per share to $0.32 per share, payable on a quarterly basis of $0.08 per share of common stock, beginning with the quarterly dividend paid on January 16, 2009.
Recently Adopted and Issued Accounting Pronouncements
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

Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates of timing of commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices;

•	the production at or performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	liquidity or other problems our operators may encounter, such as those recently occurred at High River with respect to the Taparko project;

•	unanticipated grade and geological, metallurgical, processing or other problems at the properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation and timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental laws and enforcement and uncertain political and economic environments;

•	risks associated with issuances of substantial additional common stock in connection with acquisitions or otherwise; and

•	risks associated with the incurrence of substantial additional indebtedness if we take such actions in connection with acquisitions or otherwise;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changes in the market price of gold and other metals. Gold and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Volatility in gold, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues,” under Part I, Item 1A of our Amended 10-K, for more information that can affect gold and other prices as well as historical gold, silver and copper prices.
During the six month period ended December 31, 2008, we reported royalty revenues of $30.7 million, with an average gold price for the period of $834 per ounce and an average copper price of $2.64 per pound. Approximately 81% of our total recognized revenues for the six months ended December 31, 2008, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the six months ended December 31, 2008, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase or decrease in revenues of approximately $1.2 million, respectively. Approximately 13% of our total recognized revenues for the six months ended December 31, 2008, were primarily attributable to copper sales at Robinson and Revett. For the six months ended December 31, 2008, if the price of copper had averaged higher or lower by $0.50 per pound, we would have recorded an increase or decrease in revenues of approximately $1.2 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2008, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated by the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Disclosure controls and procedures involve human diligence and compliance and are subject to lapses in judgment and breakdowns resulting from human failures. As a result, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
To address the material weakness in our internal control over financial reporting that existed as of June 30, 2008, as more fully described in Part II, Item 9A of our Amended 10-K, during the quarter ended

December 31, 2008, the Company instituted material changes in its controls and procedures over its royalty monitoring program. Specifically, the Company enhanced its controls over royalty monitoring to ensure that non-royalty, or commingled, production is both reconciled and reviewed timely by appropriate Company personnel.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our Amended 10-K. The following risk factors have materially changed or have been identified since our Amended 10-K:
If the current economic downturn continues and is prolonged, it is likely to affect the ability of some or all of our operators to meet liquidity needs or operate profitably and could have material adverse effects on the value of and revenue from our royalty interests; the current economic downturn may also negatively affect on our ability to obtain financing for additional royalty acquisitions..
The value of and revenue from our royalty interests may be materially negatively affected if commodity prices for the various metals on which we have royalties or which are the primary production at mines on which we have royalties decline significantly, as has occurred with respect to copper during 2008 and 2009. In addition, our royalty interests and revenues may be materially negatively affected if our operators do not have the financial strength or sufficient financing to cover the costs of operating or developing a mine, causing an operator to curtail, delay or close operations at a mine site. Our operators’ financial strength or ability to secure financing is affected by the regional and global conditions in which they operate. Many economists believe that the U.S. economy, and possibly the global economy, has entered into a recession as a result of the recent deterioration in the credit markets and the related financial crisis, as well as a variety of other factors. A continued significant economic slowdown may negatively affect many commodity prices and our operators’ financial strength, and in turn, their ability to meet the costs of operating or developing the mines on which we have royalty interests. Furthermore, disruption and volatility of financial markets could also limit our operators’ access to financing needed for operations. If any of our operators suffer these material adverse effects or enter into bankruptcy or liquidation, or undergo a change of control, our royalty interests and the value of and income from our royalty interests may be materially negatively affected. In addition, a continued economic downturn or credit crisis could adversely affect our ability to obtain debt or equity financing for additional royalty acquisitions.
Royalty interests are subject to contest by operators of mining projects and holders of mining rights.
Our business includes the risk that operators of mining projects and holders of mining claims, tenements, concessions, mining licenses or other interests in land and mining rights may contest the existence or geographic extent of our royalty interests. While Royal Gold seeks to confirm the existence, validity and enforceability of the royalties it acquires, there can be no assurance that such disputes will not arise. For example, the operator of the Holloway-Holt mining project on which we have royalty interests has contested the extent of its obligations under our royalty agreement. As a general matter, royalty interests in mining projects or properties are subject to uncertainties and complexities arising from the application of contract and property laws governing private parties and/or local or national governments in the jurisdiction where mining projects are located.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 5, 2008, we held our 2008 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of September 16, 2008, and the vote with respect to each matter is set forth below:
1.	To elect three Class III Directors of Royal Gold, Inc. to serve until the 2011 Annual Meeting of Stockholders:

	For	Withheld

M. Craig Haase	26,813,464	1,475,306
S. Oden Howell, Jr.	26,726,713	1,562,057
Donald Worth	26,811,264	1,477,506
2.	To approve an amendment to the Company’s 2004 Omnibus Long-Term Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 900,000 to 1,300,000 and to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended:

For:	Against:	Abstain:
19,128,857	2,057,005	115,238
3.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accountants of the Company for the fiscal year ending June 30, 2009:

For:	Against:	Abstain:
27,520,434	699,656	68,680
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Third Amended and Restated Credit Agreement dated as of October 31, 2008 by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc., HSBC Bank USA, National Association, HSBC Securities (USA) Inc. and Bank of Nova Scotia

10.2	2004 Omnibus Long-Term Incentive Plan, as amended

10.3	Form of Incentive Stock Option Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008)

10.4	Form of Non-qualified Stock Option Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008)

10.5	Form of Restricted Stock Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008)

10.6	Form of Performance Share Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008)

10.7	Form of Stock Appreciation Rights Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008)

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.
Date: February 6, 2009	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: February 6, 2009	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer