Form 10-Q
period 2009-03-31
ROYAL GOLD INC
filed 2009-05-11
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13357
Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	84-0835164 (I.R.S. Employer Identification No.)

1660 Wynkoop Street, Suite 1000
Denver, Colorado	80202
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code (303) 573-1660
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 40,718,666 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of April 30, 2009.

Introductory Note:
On November 6, 2008, the Company filed an amended Annual Report on Form 10-K/A with the Securities and Exchange Commission (“SEC”) restating the Company’s annual financial statements for fiscal year 2008, and for each of the quarters comprising fiscal year 2008, due to an error in the accounting for royalty revenues as discussed in Note 1 to the consolidated financial statements contained herein. The financial statements and related disclosures for the three and nine months ended March 31, 2008 have been restated in this document to reflect the error in the accounting for royalty revenue.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, in thousands except share data)

	March 31,	June 30,
	2009	2008
		(As Restated)
Current assets
Cash and equivalents	$50,538	$192,035
Royalty receivables	18,248	16,317
Income taxes receivable	2,038	2,186
Deferred tax assets	91	131
Prepaid expenses and other	1,429	308

Total current assets	72,344	210,977

Royalty interests in mineral properties, net (Note 3)	466,282	300,670
Restricted cash — compensating balance	19,250	15,750
Inventory — restricted	11,052	11,170
Other assets	5,786	7,283

Total assets	$574,714	$545,850

Current liabilities
Accounts payable	$5,702	$4,753
Dividends payable	2,738	2,384
Other	2,135	1,797

Total current liabilities	10,575	8,934

Net deferred tax liabilities	23,468	26,034
Term loan facility (Note 5)	19,250	15,750
Other long-term liabilities	688	504

Total liabilities	53,981	51,222

Commitments and contingencies (Note 11)
Minority interest in subsidiary	11,416	11,411
Stockholders’ equity
Common stock, $0.01 par value, authorized 100,000,000 shares; and issued 33,958,082 and 33,926,495 shares, respectively	340	339
Additional paid-in capital	466,100	463,335
Accumulated other comprehensive (loss) income	(32)	65
Accumulated earnings	42,909	19,478

Total stockholders’ equity	509,317	483,217

Total liabilities and stockholders’ equity	$574,714	$545,850

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Three Months Ended
	March 31,	March 31,
	2009	2008
		(As Restated)
Royalty revenues	$20,797	$18,731

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	1,154	1,006
General and administrative	1,812	1,981
Exploration and business development	732	817
Depreciation, depletion and amortization	9,960	5,925

Total costs and expenses	13,658	9,729

Operating income	7,139	9,002

Interest and other income	1,075	1,715
Interest and other expense	(266)	(330)

Income before income taxes	7,948	10,387

Income tax expense	(2,534)	(3,358)
Minority interest in income of consolidated subsidiary	(1,272)	(140)

Net income	$4,142	$6,889

Adjustments to comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(24)	(109)

Comprehensive income	$4,118	$6,780

Net income	$4,142	$6,889
Preferred dividends	—	(3,584)

Net income available to common stockholders	$4,142	$3,305

Basic earnings per share	$0.12	$0.11

Basic weighted average shares outstanding	34,008,758	30,932,084

Diluted earnings per share	$0.12	$0.11

Diluted weighted average shares outstanding	34,447,169	31,213,663

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Nine Months Ended
	March 31,	March 31,
	2009	2008
		(As Restated)
Royalty revenues	$51,499	$45,944

Costs and expenses

Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	2,615	2,748
General and administrative	5,604	5,509
Exploration and business development	2,369	3,298
Depreciation, depletion, and amortization	22,921	11,933

Total costs and expenses	33,509	23,488

Operating income	17,990	22,456

Gain on royalty restructuring (Note 2)	31,500	—
Interest and other income	2,198	5,667
Interest and other expense	(929)	(1,492)

Income before income taxes	50,759	26,631

Income tax expense	(17,660)	(8,362)
Minority interest in income of consolidated subsidiary	(1,810)	(682)
Loss from equity investment	—	(550)

Net income	$31,289	$17,037

Adjustments to comprehensive income
Unrealized loss in market value of available for sale securities, net of tax	(97)	(282)

Comprehensive income	$31,192	$16,755

Net income	$31,289	$17,037
Preferred dividends	—	(4,788)

Net income available to common stockholders	$31,289	$12,249

Basic earnings per share	$0.92	$0.41

Basic weighted average shares outstanding	33,965,171	29,808,962

Diluted earnings per share	$0.91	$0.41

Diluted weighted average shares outstanding	34,402,551	30,134,888

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2009	2008
		(As Restated)
Cash flows from operating activities

Net income	$31,289	$17,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,921	11,933
Deferred tax benefit	(2,072)	(1,154)
Non-cash employee stock compensation expense	2,225	2,145
Gain on royalty restructuring (Note 2)	(31,500)	—
Loss on available for sale securities	—	49
Note receivable — Battle Mountain Gold Exploration	—	(713)
Tax benefit of stock-based compensation exercises	(289)	(515)
Changes in assets and liabilities:
Royalty receivables	(1,931)	(695)
Prepaid expenses and other assets	(857)	(2,199)
Accounts payable	1,457	2,921
Income taxes receivable	190	67
Other	(28)	(171)

Net cash provided by operating activities	$21,405	$28,705

Cash flows from investing activities

Acquisition of royalty interests in mineral properties	(186,110)	(15,939)
Proceeds from royalty restructuring (Note 2)	31,500	—
Restricted cash — compensating balance	(3,500)	—
Proceeds on sale of Inventory — restricted	1,016	—
Deferred acquisition costs	(967)	(63)
Battle Mountain acquisition, net of cash acquired of $1,398,181	—	(2,933)
Other	(97)	(12)

Net cash used in investing activities	$(158,158)	$(18,947)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	$289	$515
Debt issuance costs	(785)	(26)
Term loan facility (Note 5)	3,500	—
Common dividends paid	(7,504)	(5,869)
Distribution to minority interest holder	(1,016)	—
Preferred stock dividends paid	—	(2,802)
Gold loan payoff — Battle Mountain	—	(6,852)
Net proceeds from issuance of common stock	772	675
Net proceeds from issuance of preferred stock	—	111,098
Stock repurchase program	—	(5,516)

Net cash (used in) provided by financing activities	$(4,744)	$91,223

Net (decrease) increase in cash and equivalents	(141,497)	100,981

Cash and equivalents at beginning of period	192,035	82,842

Cash and equivalents at end of period	$50,538	$183,823

Supplemental cash flow information:
Non-cash financing activities:
Conversion of preferred stock to common stock	$—	$116,946
Battle Mountain acquisition (with common stock)	$—	$35,832
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
We seek to acquire existing royalties and to create new royalties through the financing of mining, development or exploration projects in exchange for royalty interest. Substantially all of our revenues are and will be expected to be derived from royalty interests. We do not conduct mining operations.
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
On November 6, 2008, the Company filed an amended Annual Report on Form 10-K/A (“Amended 10-K”) with the SEC restating the Company’s annual consolidated financial statements for fiscal year 2008 and for each of the quarters comprising fiscal year 2008. The consolidated financial statements and related disclosures for the quarter ended March 31, 2008 have been restated in this report to reflect the revenue accounting error discussed above. Refer to Note 20A of the Amended 10-K for the effects of the restatement on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2008 and to Note 20B of the Amended 10-K for the effects of the restatement on the Company’s consolidated financial statements for each of the quarters comprising fiscal year 2008.
The effect of the restatement on the Company’s consolidated balance sheet for the fiscal year ended June 30, 2008 is illustrated in the following table:

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
The effects of the restatement on the Company’s consolidated statement of operations and comprehensive income for the three and nine months ended March 31, 2008 are illustrated in the following tables:
Consolidated Statement of Operations and Comprehensive Income Items

	For the three months ended March 31, 2008
	(in thousands, except share data)
	As Previously
	Reported	Adjustment	As Restated
Royalty revenue	$19,516	$(785)	$18,731
Cost of operations	1,046	(40)	1,006
Operating income	9,747	(745)	9,002
Income before income taxes	11,132	(745)	10,387
Income tax expense	3,572	(214)	3,358
Net income	7,420	(531)	6,889
Net income available to common shareholders	3,836	(531)	3,305

Basic earnings per share	$0.12	$(0.01)	$0.11
Basic weighted average shares outstanding	30,932,084	—	30,932,084

Diluted earnings per share	$0.12	$(0.01)	$0.11
Diluted weighted average shares outstanding	31,213,663	—	31,213,663

	For the nine months ended March 31, 2008
	(in thousands, except share data)
	As Previously
	Reported	Adjustment	As Restated
Royalty revenue	$47,729	$(1,785)	$45,944
Cost of operations	2,838	(90)	2,748
Operating income	24,151	(1,695)	22,456
Income before income taxes	28,326	(1,695)	26,631
Income tax expense	8,846	(484)	8,362
Net income	18,248	(1,211)	17,037
Net income available to common shareholders	13,460	(1,211)	12,249

Basic earnings per share	$0.45	$(0.04)	$0.41
Basic weighted average shares outstanding	29,808,962	—	29,808,962

Diluted earnings per share	$0.45	$(0.04)	$0.41
Diluted weighted average shares outstanding	30,134,888	—	30,134,888

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The effects of the restatement on the Company’s consolidated statement of cash flows for the nine months ended March 31, 2008 is illustrated in the following table:
Consolidated Statement of Cash Flows Items

	For the nine months ended March 31, 2008
	(in thousands)
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$18,248	$(1,211)	$17,037
Deferred tax benefit	(1,143)	(11)	(1,154)
Royalty receivables	2,479	1,784	(695)
Income taxes payable	541	(474)	67
Accounts payable	3,010	(89)	2,921
Net cash provided by operating activities	28,714	(9)	28,705
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the three and nine months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. These interim unaudited financial statements should be read in conjunction with the Company’s Amended 10-K.
Recently Adopted Accounting Pronouncements
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted by the Company on July 1, 2008. The adoption of SFAS 157 during our first fiscal quarter of 2009 did not have a significant impact on the Company’s consolidated financial statements. Refer to Note 10 for a discussion regarding the Company’s fair value measurements as of March 31, 2009.
In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the Company’s fiscal year beginning July 1, 2009; however, the Company does not expect the provisions to have a material impact, if any, on our consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value Option for Financial Assets and Liabilities
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted July 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities and, therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.
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
(Unaudited)
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
2. ROYALTY ACQUISITION
Effective October 1, 2008, the Company completed an acquisition of royalties from Barrick Gold Corporation (“Barrick”) for cash of approximately $181.3 million, including a restructuring of its GSR2, GSR3 and NVR1 royalties at Cortez, valued at $31.5 million, for net cash of approximately $150.0 million. The transactions were completed pursuant to the Royalty Purchase and Sale Agreement dated July 30, 2008. The cash portion of the purchase price was paid from the Company’s cash on hand.
We acquired royalties on 72 properties in various stages of production, development, evaluation and exploration. The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Please refer to Note 3 for a further discussion on the key royalty assets acquired from Barrick.
The restructuring of Royal Gold’s royalty positions at Cortez consisted of: (1) a reduction of the Company’s GSR2 sliding-scale royalty (ranging from 0.72% to 9.0%) to match the current GSR1 sliding-scale royalty rate (ranging from 0.40% to 5.0%) and (2) the elimination of Royal Gold’s interest in the 0.71% GSR3 royalty and the 0.39% NVR1 royalty on the mining claims that comprise the undeveloped Crossroads deposit. The GSR3 and NVR1 royalties that cover areas outside the Crossroads deposit at Cortez were not affected by this transaction. The Crossroads deposit continues to be subject to the Company’s GSR2 royalty at the rate of 0.4% to 5.0%.
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
gain. The royalty restructuring gain has been recorded as Gain on royalty restructuring on the Company’s consolidated statements of operations and comprehensive income.
3. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following summarizes the Company’s royalty interests in mineral properties as of March 31, 2009 and June 30, 2008.

		Accumulated
As of March 31, 2009 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez	$10,630	$(9,116)	$1,514
Robinson	17,825	(5,886)	11,939
Taparko	33,570	(8,380)	25,190
Leeville	18,322	(7,880)	10,442
Goldstrike	20,788	(9,964)	10,824
Mulatos	34,214	(4,175)	30,039
Peñasquito (oxide circuit)	4,026	(373)	3,653
Dolores	44,878	(128)	44,750
Siguiri	10,946	(2,381)	8,565
Allan	22,020	(93)	21,927
Other	44,068	(16,762)	27,306

	261,287	(65,138)	196,149

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Malartic	34,031	—	34,031
Pascua-Lama	20,446	—	20,446
Other	30,243	—	30,243

	179,866	—	179,866

Exploration stage royalty interests	90,267	—	90,267

Total royalty interests in mineral properties	$531,420	$(65,138)	$466,282

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

		Accumulated
As of June 30, 2008 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez	$10,630	$(8,901)	$1,729
Robinson	17,825	(4,271)	13,554
Taparko	33,570	(4,514)	29,056
Leeville	17,495	(5,567)	11,928
Goldstrike	20,788	(8,641)	12,147
Mulatos	7,442	(1,439)	6,003
Peñasquito (oxide circuit)	4,026	(22)	4,004
Other	29,314	(10,137)	19,177

	141,090	(43,492)	97,598

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Dolores	40,989	—	40,989
Pascua-Lama	20,446	—	20,446
Other	18,110	—	18,110

	174,691	—	174,691

Exploration stage royalty interests	28,652	(271)	28,381

Total royalty interests in mineral properties	$344,433	$(43,763)	$300,670

As discussed in Note 2, effective October 1, 2008, the Company acquired a royalty portfolio from Barrick which consisted of 72 properties in various stages of production, development, evaluation or exploration.
Key royalty assets acquired from Barrick:
Mulatos – A sliding-scale net smelter return (“NSR”) royalty on the Mulatos mine, located in Sonora, Mexico, and operated by a subsidiary of Alamos Gold, Inc. Prior to October 1, 2008, we owned a 0.30%-1.50% NSR sliding-scale royalty on the property. The acquisition of the Barrick royalty portfolio consolidated the Mulatos royalty and increased our royalty interest to a 1.0% to 5.0% sliding-scale NSR royalty. The royalty rate is 5.0% at a gold price of $400 per ounce or higher.
The Mulatos royalty is currently in production and is classified as a production stage royalty interest, which is depleted using the units of production method. A portion (non-reserve) of our investment in Mulatos is classified as an exploration stage royalty interest, which is not subject to amortization. In the event that future proven and probable reserves associated with the non-reserve portion of our royalty interest is developed at Mulatos, additional cost basis of our royalty interest will be reclassified to a development stage or a production stage royalty interest in future periods, as appropriate.
Malartic – A 2.0%-3.0% sliding-scale NSR royalty on the Canadian Malartic gold project, located in Quebec, Canada, and owned by Osisko Mining Corporation (“Osisko”). The royalty rate is 3.0% at a gold price of $350 per ounce or higher. The Malartic royalty is associated with proven and probable reserves but is not currently in production and is therefore classified as a development stage royalty interest, which is not subject to amortization. The royalty is subject to a buy down right, which if exercised by Osisko would lower the sliding-scale NSR royalty to 1.0%-1.5%.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Siguiri – A sliding-scale NSR royalty currently paying 1.875% on the Siguiri gold mine, located in Guinea, West Africa, and operated by AngloGold Ashanti. The Siguiri royalty is currently in production and is classified as a production stage royalty interest, which is depleted using a units of production method.
4. CREDIT FACILITY
On October 30, 2008, the Company and its wholly-owned subsidiaries, High Desert Mineral Resources, Inc. (“High Desert”) and RG Mexico, Inc. (“RG Mexico”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC Bank”), as administrative agent and a lender, Scotiabanc Inc., as a lender, HSBC Securities (USA) Inc. (“HSBC Securities”), as sole lead arranger and Bank of Nova Scotia, as sole syndication agent. The Credit Agreement replaced the Company’s $80 million revolving credit facility with HSBC Bank.
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
The royalties securing the new credit facility consist of the GSR1, GSR2, GSR3, and NVR1 royalties at Cortez and the royalties at Goldstrike, Leeville, Robinson, Dolores, Peñasquito and Mulatos (the “Collateral Royalties”). In addition to the Collateral Royalties, the credit facility is secured by 100% of Royal Gold’s equity interests in High Desert and RG Mexico and substantially all of the present and future personal property and assets of the Company, High Desert and RG Mexico. The Credit Agreement contains financial covenants requiring the Company to maintain a leverage ratio (as defined) of 3.0 to 1.0 or less, a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive net income, an interest coverage ratio (as defined) of at least 3.0 to 1.0, a current ratio (as defined) of at least 1.5 to 1.0 and a facility coverage ratio (as defined) of at least 1.25 to 1.0.
As of March 31, 2009, the Company did not have any amounts outstanding under the credit facility.
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
On September 19, 2008, RGCL drew an additional $3.5 million under the Amended and Restated Agreement and Royal Gold securitized RGCL’s additional obligation under the Amended Agreement by depositing $3.5 million into the Collateral Account. As of March 31, 2009, $19.25 million was outstanding under the term loan facility. The $2.5 million additional amount available to be drawn under the Amended Agreement expired on October 1, 2008.
The $19.25 million balance in the Collateral Account as of March 31, 2009, is recorded as Restricted cash — compensating balance on the Company’s consolidated balance sheets. RGCL’s $19.25 million principal obligation under the Amended and Restated Agreement is recorded as Note payable on the Company’s consolidated balance sheets.
6. STOCK-BASED COMPENSATION
The Company recognized stock option and other stock-based compensation expense as follows:

	For The Three Months Ended		For The Nine Months Ended
	(In thousands)		(In thousands)
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Stock options	$134	$312	$648	$942
Stock appreciation rights	76	—	124	—
Restricted stock	450	262	1,351	825
Performance stock	14	153	102	378

Total stock-based compensation expense	$674	$727	$2,225	$2,145

Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended		For The Nine Months Ended
	(In thousands)		(In thousands)
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Stock-based compensation expense allocation:

Cost of operations	$115	$99	$300	$257
General and administrative	329	350	1,261	1,159
Exploration and business development	230	278	664	729

Total stock-based compensation expense	$674	$727	$2,225	$2,145

There were no stock options granted during the three months ended March 31, 2009 and 2008. For the nine months ended March 31, 2009 and 2008, 24,000 and 110,500 stock options, respectively, were granted at an exercise price of $30.96 and $29.75, respectively. As of March 31, 2009, there was $0.7 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0.03 million and $1.6 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2009

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
and 2008 was $1.2 million and $2.3 million, respectively. During the nine months ended March 31, 2009 and 2008, 96,500 and 99,517 stock options vested, respectively, at a weighted-average grant date fair value of $12.83 and $12.45, respectively.
There were no stock appreciation rights granted during the three months ended March 31, 2009. During the nine months ended March 31, 2009, 50,500 stock appreciation rights were granted at an exercise price of $30.96, which equals the closing market price of the Company’s common stock on the date of grant. No stock appreciation rights were granted during the three and nine months ended March 31, 2008. Stock appreciation rights granted vest based on one to three years of continuous service and have 10 year contractual terms and are settled in shares of Royal Gold common stock. As of March 31, 2009, there was $0.5 million of unrecognized compensation expense related to non-vested stock appreciation rights, which is expected to be recognized over a weighted-average period of 1.4 years.
There was no restricted stock granted during the three months ended March 31, 2009 and 2008. For the nine months ended March 31, 2009 and 2008, 96,500 and 87,500 shares of restricted stock, respectively, were granted at a grant date fair market value of $30.96 and $29.75, respectively. During the three and nine months ended March 31, 2009 and 2008, 23,166 and 10,625 shares of restricted stock, respectively, vested at a weighted-average grant date fair market value $26.51 and $29.59. As of March 31, 2009, there was $5.2 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a remaining average vesting period of 3.5 years.
There was no performance stock granted during the three months ended March 31, 2009 and 2008. For the nine months ended March 31, 2009 and 2008, 46,500 and 48,000 shares of performance stock, respectively, were granted at a grant date fair market value of $30.96 and $29.75, respectively. No performance shares vested during the three months ended March 31, 2009 and 2008. During the nine months ended March 31, 2009 and 2008, 9,000 shares of performance stock vested at a grant date fair market value of $28.78. As of March 31, 2009, there was $0.1 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a remaining estimated vesting period of 0.75 years.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
7. EARNINGS PER SHARE (“EPS”)

	For The Three Months Ended March 31, 2009
	(In thousands, except share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$4,142	34,008,758	$0.12
Effect of other dilutive securities	—	438,411

Diluted EPS	$4,142	34,447,169	$0.12

	For The Three Months Ended March 31, 2008
	(In thousands, except share data)
	Income		Per-Share
	(Numerator)	Shares	Amount
	(As Restated)	(Denominator)	(As Restated)
Basic EPS
Net income	$6,889
Preferred dividends	(3,584)

Income available to common stockholders	$3,305	30,932,084	$0.11
Effect of other dilutive securities	—	281,579

Diluted EPS	$3,305	31,213,663	$0.11

	For The Nine Months Ended March 31, 2009
	(In thousands, except share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$31,289	33,965,171	$0.92
Effect of other dilutive securities	—	437,380

Diluted EPS	$31,289	34,402,551	$0.91

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	For The Nine Months Ended March 31, 2008
	(In thousands, except share data)
	Income		Per-Share
	(Numerator)	Shares	Amount
	(As Restated)	(Denominator)	(As Restated)
Basic EPS
Net income	$17,037
Preferred dividends	(4,788)

Income available to common stockholders	$12,249	29,808,962	$0.41
Effect of other dilutive securities	—	325,926

Diluted EPS	$12,249	30,134,888	$0.41

For the three and nine months ended March 31, 2009, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of the awards was less than the average market price of our common stock for the period.
For the three and nine months ended March 31, 2008, 1,600 stock-based compensation awards, at a weighted average purchase price of $32.40 per share, were outstanding, but were not included in the computation of diluted EPS because the exercise price of these awards was greater than the average market price of our common stock for the period.
8. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rate for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
(In thousands)		(As Restated)		(As Restated)
Income tax expense	$(2,534)	$(3,358)	$(17,660)	$(8,362)
Effective tax rate	38.0%	32.8%	36.0%	32.9%
The material income tax returns the Company files are the U.S. federal income tax return, which has a three year statute of limitations, and the Colorado state income tax return, which has a four year statute of limitations. The U.S. federal return for tax years ended on or after June 30, 2006, and the Colorado state return for tax years ended on or after June 30, 2005, are subject to examination by the relevant taxing authority.
As of March 31, 2009, the Company’s total unrecognized tax benefits were $0.6 million for uncertain tax positions. The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $0.1 million at March 31, 2009, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
9. SEGMENT INFORMATION
We manage our business under one operating segment, consisting of royalty acquisition and management activities. All of our assets and revenues are attributable to the royalty operating segment.
Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty				Royalty Interests in
	Revenue				Mineral Properties, net
	Three months ended		Nine months ended
	March 31,		March 31,		As of	As of
	2009	2008	2009	2008	March 31,	June 30,
		(As Restated)		(As Restated)	2009	2008

USA	46%	73%	59%	82%	13%	18%
Mexico	14%	3%	13%	3%	45%	55%
Africa(1)	33%	17%	20%	10%	8%	12%
Canada	1%	1%	1%	1%	19%	2%
Other	6%	6%	7%	4%	15%	13%

(1)	Consists of royalties on properties in Burkina Faso, Guinea and the Republic of Ghana.
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
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
Level 3: Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy. The Company’s financial liabilities are not within the scope of the provisions of SFAS 157.

	Fair Value at March 31, 2009
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$44,738	$44,738	$—	$—
Restricted cash	19,250	19,250	—	—
Marketable equity securities(2)	182	182	—	—

	$64,170	$64,170	$—	$—

(1)	Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)	Included in Other assets in the Company’s consolidated balance sheets.
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
As of March 31, 2009, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the nine months ended March 31, 2009. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
Royal Gold also executed a de minimis party Administrative Order on Consent (“AOC”) with the State of California on January 15, 2009. The AOC will become effective after notice from the California Attorney General that the required 30-day public comment period has closed and that comments received, if any, do not require modifications to or withdrawal of the AOC by the State of California. It is not anticipated at this date that any such modifications or withdrawals will occur.
Under the terms of the federal Partial Consent Decree and the state AOC, we believe our potential liability with the United States of America, the State of California, and third parties to be effectively settled and any further exposure related to the Casmalia site to be a remote possibility.
Holloway-Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick , we acquired a royalty on a portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. (“St Andrew”). St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. succeeded Barrick as the royalty payee under the royalty agreement.
On or about November 3, 2008, St Andrew filed an action in the Ontario Superior Court of Justice (the “Court”) seeking, among other things, declarations by the Court that St Andrew’s obligation in respect of the royalty is limited to only a portion of the total royalty payable, and that any additional royalty obligations under the royalty agreement remain the responsibility of Newmont Canada. Newmont Canada responded that St Andrew is responsible for all royalty obligations under the royalty agreement.
Barrick and we were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. The Court has not issued any findings, rulings, orders or opinions. The royalty is currently classified as a development stage royalty interest and the Company does not currently receive revenue from the royalty. At this time, the Company is unable to estimate the impact, if any, the litigation will have on the Company’s consolidated financial statements.
12. RELATED PARTY
Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty (“NVR1”) on production of minerals from a portion of Cortez. Denver Mining Finance Company (“DMFC”), our wholly-owned subsidiary, is the general partner and holds a 2.0%

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Chairman of the Board of Directors, the Chairman of our Audit Committee and one other member of our board of directors hold an aggregate 35.56% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments received from the operator including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, including our directors and Chairman.
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
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 26,377 ounces as of March 31, 2009, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was approximately $11.0 million and $11.2 million as of March 31, 2009 and June 30, 2008, respectively, while the fair value of such ounces was approximately $24.2 million and $25.6 million as of March 31, 2009 and June 30, 2008, respectively. None of the gold currently held in inventory as of March 31, 2009 and June 30, 2008, is attributed to Royal Gold’s CVP partnership interest, as the gold allocated to Royal Gold is typically sold within five days of receipt.
13. SUBSEQUENT EVENTS
Proposed Acquisition of Andacollo Production Interest
On April 3, 2009, the Company entered into a definitive agreement (“Master Agreement”) with a Chilean subsidiary of Teck Resources Limited (“Teck”), Compañía Minera Carmen de Andacollo (“CDA”), to acquire an interest in the gold produced from the sulfide portion of the Andacollo project in Chile (the “Andacollo Production Interest”). We refer to this as the “Teck Transaction.” The purchase price for the Andacollo Production Interest initially consisted of $100 million in cash and 4,454,136 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”) but was adjusted to $217.9 million in cash and 1,204,136 shares based on the equity offering, as discussed below, completed by the Company. This adjustment is described further below. The initial number of shares to be issued was determined by dividing $200 million by the volume weighted average price of the Company’s Common Stock on the NASDAQ Global Select Market for the five day trading period that ended four trading days prior to the public announcement of the Teck Transaction.
The Andacollo Production Interest will equal 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold and 50% of the gold produced in excess of 910,000 payable ounces of gold. The mine, located about 34 miles southeast of the city of La Serena, Chile, produces copper from the oxide portion of the deposit and Teck is currently constructing facilities to produce both copper and gold from the sulfide portion of the deposit. The Andacollo Production Interest will not cover copper production.
Royal Gold’s obligation to close the Teck Transaction is subject to CDA’s completion of marketing for a specified percentage of its concentrate production from the Andacollo mine, the condition that CDA’s

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
material government approvals are not withdrawn or challenged and satisfactory completion of certain limited due diligence, as well as other customary closing conditions. Either party may terminate the definitive agreement if the closing conditions are not met by October 30, 2009.
The Company is currently evaluating the accounting for the Teck Transaction and will complete the initial purchase accounting during the period in which the transaction closes.
Equity Offering
On April 14, 2009, we sold 6,500,000 shares of our common stock, at a price of $38.00 per share, resulting in proceeds of approximately $235.3 million, which is net of the underwriter’s discount of approximately $11.1 million and estimated transaction costs of approximately $0.6 million. The net proceeds from the offering will be used primarily to pay the cash component of the Andacollo transaction, as discussed above. If the Andacollo transaction does not close, the net proceeds will be used for general corporate purposes and to fund acquisitions of additional royalty interests.
The underwriters of this equity offering were granted an option to purchase up to 975,000 additional shares of our common stock to cover any over-allotments. The over-allotment option period expired on May 7, 2009 and the over-allotment option was not exercised.

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
On November 6, 2008, the Company filed an amended Annual Report on Form 10-K/A (“Amended 10-K”) with the Securities and Exchange Commission restating the Company’s annual consolidated financial statements for fiscal year 2008 and for each of the quarters comprising fiscal year 2008. The consolidated financial statements and related disclosures for the quarter ended March 31, 2008 have been restated in this report to reflect the revenue accounting error discussed above and this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) gives effect to the restatement.
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
The Company owns royalties on 27 producing properties, 9 development stage properties and over 80 exploration stage properties, of which the Company considers 25 to be evaluation stage projects. The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environment costs or other operating costs on the properties in which we hold royalty interests. During the quarter ended March 31, 2009, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our producing stage royalty interests. Royalty revenue for the quarter ended March 31, 2009 was $20.8 million (which includes $0.3 million of minority interest), compared to $18.7 million (which includes $0.1 million of minority interest) for the quarter ended March 31, 2008. For the quarter ended March 31, 2009 and 2008, the price of gold averaged $908 per ounce and $925 per ounce, respectively, while the price of copper averaged $1.56 per pound and $3.52 per pound, respectively. For the three months ended March 31, 2009, Royal Gold derived 89% of its total royalty revenue from gold royalties, 3% of its total royalty revenue from silver royalties and 8% of its total revenue from other metal royalties.
The increase in royalty revenue for the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008, resulted primarily from production from the recently acquired Barrick royalty portfolio, an increase in production at Taparko and commencement of production at Peñasquito and Dolores. These increases were partially offset by a decrease in gold and copper prices and a decrease in production and negative provisional pricing adjustments at Robinson. Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.

Principal Royalty Properties
Our royalty portfolio includes gold royalties on properties owned by various operating companies across five continents. While the Company maintains a strong royalty presence in Nevada, a jurisdiction with a long history of successful gold mining, our principal producing and development royalty properties outside of the United States are primarily located in Canada (Malartic), Mexico (Peñasquito, Mulatos and Dolores), Chile (Pascua-Lama) and West Africa (Taparko and Siguiri). The Company also holds royalties on properties in Argentina, Australia, Bolivia, Colombia, Finland, Honduras, Nicaragua and Russia.
Our principal producing royalty interests are shown in the following table. Please refer to our Amended 10-K for further discussion on our principal producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick	GSR1: 0.40%-5.0% sliding-scale GSR
GSR2(1): 0.40%-5.0% sliding-scale GSR
GSR3(1): 0.71% GSR
NVR1(1): 0.39% NVR

Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

Leeville Mining Complex	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Goldstrike	Nevada, USA	Barrick	0.9% NSR

Peñasquito(2)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold and silver)

Mulatos(3)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0%-5.0% sliding-scale NSR

Taparko(4)	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1) and a 0%-10% sliding-scale GSR (TB-GSR2)

Siguiri(5)	Guinea, West Africa	AngloGold	0.0%-1.875% sliding-scale NSR

Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	1.25% NSR

(1)	As part of the Barrick transaction, as discussed below within this MD&A, the GSR2 royalty rate was reduced to match the royalty rate of GSR1 and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez was eliminated. The Crossroads deposit, currently in development stage, continues to be subject to the Company’s GSR2 royalty at the reduced rate. The NVR1 royalty is a 1.25% NVR royalty. The Company owns 31.6% of the 1.25% NVR (or 0.39%), while our consolidated minority interest owns the remaining portion of the 1.25% NVR royalty.

(2)	The Peñasquito project consists of oxide and sulfide portions. The oxide portion of the deposit is currently in production. The sulfide portion is classified as development stage as shown below and is estimated by Goldcorp to commence production in mid-calendar 2009 and reach commercial production by the end of calendar 2009.

(3)	As part of the Barrick transaction, as discussed below within this MD&A, the Mulatos sliding-scale royalty rate increased to 1.0%-5.0% from 0.30%-1.5%. The royalty is capped at 2.0 million gold ounces of production. Approximately 370,000 cumulative ounces of gold have been produced as of March 31, 2009.

(4)	TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. TB-GSR2 will remain in effect until the termination of TB-GSR1. As of March 31, 2009, we have recognized approximately $8.8 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 67,000 ounces of gold.

(5)	Royalty acquired as part of the Barrick transaction, as discussed below within this MD&A. The Siguiri royalty is subject to a dollar cap of approximately $12.0 million. As of March 31, 2009, approximately $9.3 million remains under the cap.

Our principal development royalties are shown in the following table and are not yet in production. Please refer to our Amended 10-K for further discussion on our principal development stage royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Peñasquito (sulfide circuit)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead and zinc)

Dolores(1)	Chihuahua, Mexico	Minefinders	2.0% NSR (gold and silver)

Pascua-Lama(2)	Region III, Chile	Barrick	0.16%-1.08% sliding-scale NSR 0.22% fixed rate royalty (copper)

Malartic(3)	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	2.0%-3.0% sliding-scale NSR

(1)	Royalty becomes effective once the facility reaches 75% of commercial production. Minefinders announced on May 7, 2009 that it has achieved commercial production at Dolores effective May 1, 2009.

(2)	Barrick announced on May 7, 2009 that it will proceed with construction at Pascua-Lama. Please refer to “Recent Developments, Property Developments” below for further discussion.

(3)	Royalty acquired as part of the Barrick transaction, as discussed below within this MD&A. The royalty is subject to a buy down right, which if exercised by Osisko would lower the sliding-scale NSR royalty to 1.0%-1.5%.
The Company considers both historical and future expected revenues in determining which royalties in our portfolio are principal to our business. Estimated future expected royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that such royalties are no longer principal to our business.

Operators’ Production Estimates by Royalty for Calendar 2009
We received production estimates from the operators of our producing mines during the first calendar quarter of 2009. The following table shows such production estimates for our principal producing properties for calendar 2009 as well as the actual production reported to us by the various operators for the quarter ended March 31, 2009. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.
Operators’ Production Estimate by Royalty for Calendar 2009 and Reported Production
Principal Producing Properties
For the period January 1, 2009 through March 31, 2009

	Calendar 2009 Operator's Production					Reported Production through
	Estimate(1)					March 31, 2009(2)
	Gold	Silver		Copper		Gold	Silver		Copper
Royalty	(oz.)	(oz.)		(lbs.)		(oz.)	(oz.)		(lbs.)
Cortez GSR1	345,296	—		—		58,273	—		—
Cortez GSR2(3)	614	—		—		5,683	—		—
Cortez GSR3(3)	345,910	—		—		63,956	—		—
Cortez NVR1(3)	72,863	—		—		34,239	—		—
Robinson	100,000	—		140	million	30,257	—		34.5	million
Leeville	426,212	—		—		106,767	—		—
Goldstrike	440,879	—		—		136,733	—		—
Peñasquito(4)	70,000	2.3	million	—		12,027	0.6	million	—
Mulatos	145,000	—		—		41,871	—		—
Dolores(5)	N/A	N/A		—		14,169	—		—
Taparko(5)	N/A	—		—		22,963	—		—
Siguiri	300,000	—		—		79,836	—		—

(1)	There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward looking statements following this MD&A, as well as the Risk Factors identified herein and in Part I, Item 1A, of our Amended 10-K for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2009 through March 31, 2009, as reported to us by the operators of the mines.

(3)	As part of the royalty acquisition transaction between Royal Gold and Barrick, as discussed below in this MD&A, GSR2 was reduced to match the royalty rate of GSR1 and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez were eliminated. None of the production estimates shown are attributable to the Crossroads deposit, which is in development stage.

(4)	Reported production estimate relates to the oxide circuit. The sulfide portion is classified as development stage as shown above and is estimated by Goldcorp to commence production in mid-calendar 2009 and reach commercial production by the end of calendar 2009.

(5)	Production estimates have not yet been finalized by the operator.

Recent Developments
Business Developments
Proposed Acquisition of Andacollo Production Interest
On April 3, 2009, the Company entered into a definitive agreement (“Master Agreement”) with a Chilean subsidiary of Teck Resources Limited (“Teck”), Compañía Minera Carmen de Andacollo (“CDA”), to acquire an interest in the gold produced from the sulfide portion of the Andacollo project in Chile (the “Andacollo Production Interest”). We refer to this transaction throughout this report as the “Teck Transaction.” The purchase price for the Andacollo Production Interest initially consisted of $100 million in cash and 4,454,136 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”) but was adjusted to $217.9 million in cash and 1,204,136 shares based on the equity offering (as discussed further under “Liquidity and Capital Resources” within this MD&A) completed by the Company. The initial number of shares to be issued was determined by dividing $200 million by the volume weighted average price of the Common Stock on the NASDAQ Global Select Market for the five day trading period that ended four trading days prior to the public announcement of the purchase of the Teck Transaction.
The Andacollo Production Interest will equal 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold and 50% of the gold produced in excess of 910,000 payable ounces of gold. The mine, located about 34 miles southeast of the city of La Serena, Chile, produces copper from the oxide portion of the deposit and Teck is currently constructing facilities to produce both copper and gold from the sulfide portion of the deposit. The Andacollo Production Interest will not cover copper production.
Proven and probable reserves estimated by the operator for the sulfide portion are 393.5 million tonnes with a grade of 0.39% copper and 0.13 g/t gold. This equates to 1.6 million contained ounces of gold. Reserves were estimated by the operator using a copper price of $1.50 per pound and a gold price of $480 per ounce. Gold will be produced as a by-product of copper production, with a gold recovery rate estimated by the operator to be approximately 61%. Once the mine is in full production, the operator expects the mill to have a capacity of 55,000 tonnes per day. The operator estimates that the mine will produce on average approximately 53,000 ounces of gold and 76,000 tonnes of copper in concentrate annually for the first 10 years of commercial production, with an estimated mine life of 20 years. The mine is estimated by the operator to begin initial production of gold in the fourth quarter of calendar 2009, with ramp up continuing into 2010. The operator anticipates commercial production at the mine to be achieved in the first half of calendar 2010.
Royal Gold’s obligation to close the Teck Transaction is subject to CDA’s completion of concentrate marketing for a specified percentage of its concentrate production from the Andacollo mine, the condition that CDA’s material government approvals are not withdrawn or challenged and satisfactory completion of certain limited due diligence to Royal Gold, as well as other customary closing conditions. Either party may terminate the definitive agreement if the closing conditions are not met by October 30, 2009.
The Company is currently evaluating the accounting for the Teck Transaction and will complete the initial purchase accounting during the period in which the transaction closes.
Acquisition of Barrick Royalty Portfolio
Effective October 1, 2008, the Company completed its acquisition of royalties from Barrick for cash of approximately $181.3 million, including a restructuring of the Company’s GSR2, GSR3 and NVR1 royalties at Cortez, valued at $31.5 million, for net cash of approximately $150 million. The transactions were completed pursuant to the Royalty Purchase and Sale Agreement (“the Agreement”) dated

July 30, 2008. The cash portion of the purchase price for the transaction was paid from the Company’s cash on hand.
We acquired royalties on 72 properties in various stages of production, development, evaluation and exploration. The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.
The restructuring of Royal Gold’s royalty positions at Cortez consisted of: (1) a reduction of the Company’s GSR2 sliding-scale royalty (ranging from 0.72% to 9.0%) to match the current GSR1 sliding-scale royalty rate (ranging from 0.40% to 5.0%) and (2) the elimination of Royal Gold’s interest in the 0.71% GSR3 royalty and the 0.39% NVR1 royalty on the mining claims that comprise the undeveloped Crossroads deposit. The GSR3 and NVR1 royalties that cover areas outside the Crossroads deposit at Cortez were not affected by this transaction. The Crossroads deposit continues to be subject to the Company’s GSR2 royalty at the rate of 0.4% to 5.0%.
The royalty portfolio acquired from Barrick has generated approximately $3.9 million in royalty revenue to the Company for the three months ended March 31, 2009 and approximately $7.9 million since the acquisition of the Barrick royalty portfolio on October 1, 2008. The key assets in the Barrick royalty portfolio include the following properties:
Mulatos — A sliding-scale NSR royalty currently paying 3.5% on Alamos’ Mulatos mine. Prior to October 1, 2008, we owned a 0.30%-1.50% sliding-scale NSR royalty on the property. This acquisition consolidated the Mulatos royalty and increased our royalty interest to a 1.0%-5.0% sliding-scale NSR royalty. At current commodity prices, the Mulatos royalty is 5.0%. As a result of the acquisition, the Company recognized approximately $1.3 million in additional royalty revenue from Mulatos during the three months ended March 31, 2009 and approximately $2.4 million since the acquisition of the Barrick royalty portfolio on October 1, 2008. The royalty is capped at 2.0 million gold ounces of production and approximately 370,000 cumulative gold ounces have been produced through March 31, 2009;
Malartic — A 2.0%-3.0% sliding-scale NSR royalty on the Canadian Malartic gold project, owned by Osisko. Osisko announced the completion of a positive feasibility study resulting in proven and probable reserves of 202 million tons of ore, at a grade of 0.031 ounces per ton, containing 6.28 million ounces of gold, of which 4.7 million is subject to our royalty interest. Osisko estimated that gold production over the life of the mine will be approximately 591,000 ounces annually. The royalty is subject to a buy down right and is classified as a development stage royalty interest on the Company’s consolidated balance sheets. If the buy down right is exercised by Osisko, the sliding-scale NSR royalty would be reduced to 1.0%-1.5%; and
Siguiri — A sliding-scale NSR royalty currently paying 1.875% on the Siguiri gold mine in Guinea, West Africa, operated by AngloGold Ashanti. The Company recognized approximately $1.3 million in royalty revenue from Siguiri during the three months ended March 31, 2009 and approximately $2.5 million since the acquisition of the Barrick royalty portfolio on October 1, 2008. The royalty is capped on a dollar basis and approximately $9.3 million remains under the cap as of March 31, 2009.
Please refer to Note 2 of the notes to consolidated financial statements for further discussion on the acquisition of the Barrick royalty portfolio.
Amended and Restated Credit Facility
On October 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with HSBC Bank USA National Association (“HSBC Bank”), Scotiabanc Inc.

(“Scotiabanc”), and The Bank of Nova Scotia (“Bank of Nova Scotia”) which, among other things, increased the Company’s existing credit facility from $80 million to $125 million and extended the maturity date to October 30, 2013. As of March 31, 2009, the Company did not have any amounts outstanding under the credit facility. Refer to “Liquidity and Capital Resources” below within this MD&A for further discussion on the Credit Agreement.
Property Developments
Taparko
The Taparko mine commenced gold production in August 2007 and has contributed approximately $14.0 million in royalty revenue (from TB-GSR1 and TB-GSR2) since production commenced. Reserve characteristics, mining activity, and gold recovery performance has been near feasibility study estimates. However, mill performance has suffered since start-up due to problems associated with the grinding mill drive-train and production ceased on June 11, 2008. A new gear box to correct the mill problems was installed on October 29, 2008, and operations at Taparko re-commenced on November 4, 2008. In January 2009 and March 2009, High River completed further maintenance to improve mill performance. Despite the mill only achieving 68% availability, production for the quarter was higher than any prior comparable period, resulting in approximately 23,000 ounces in sales during the period.
Pursuant to the Amended and Restated Funding Agreement dated February 22, 2006 (the “Funding Agreement”) between Royal Gold, Inc. and Somita SA (“Somita”), a 90% owned subsidiary of High River and the operator of Taparko, Somita is in breach of certain obligations under the Funding Agreement. The Company has invested $35 million for the development of the Taparko mine under the Funding Agreement. As security for the Company’s investment in Somita, two of High River’s subsidiaries have pledged their equity interests in Somita and High River (West Africa) Ltd., the corporate parent of Somita. The pledge will remain in effect until certain production and performance standards have been attained at the Taparko mine. In addition, Royal Gold obtained as collateral a pledge of shares of certain equity investments in public companies held by High River. The collateral will remain in effect until project completion and attainment of certain production or performance standards at the Taparko mine. On November 21, 2008, High River announced the closing of an equity financing with Lybica Holding B.V., an affiliate of ZAO Severstal Resources, the mining division of OAO Severstal (“Severstal”). As a result of the equity financing, Severstal indirectly holds approximately 53% of High River common stock. Royal Gold has not agreed to forbear pursuing any of its remedies under the Funding Agreement or other agreements with High River and its affiliates. High River has recently announced that its ability to continue as a going concern depends on, among other things, its ongoing discussions with its lenders and obtaining additional financing.
Cortez
A portion of our revenue decrease at Cortez was attributable to the restructuring of the GSR2 royalty, from a range of 0.72% to 9.0%, to match the current GSR1 sliding-scale rate, which ranges from 0.40% to 5.0%, resulting in a decrease in royalty revenue of approximately $0.2 million and $1.0 million for the three and nine months ended March 31, 2009, respectively. The decrease in royalty revenue at Cortez was also due to a decrease in production. The production decrease was due primarily to lower grades being mined during the current period. Barrick has announced that they expect production to improve as higher grade material is mined.
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
During the three months ended March 31, 2009, we recognized approximately $1.8 million in royalty revenue at Robinson compared to $4.4 million during the three months ended March 31, 2008. The decrease in royalty revenue at Robinson was attributable to a decrease in copper and gold prices, a decrease in copper sales and negative final pricing adjustments. During the three months ended March 31, 2009 and 2008, the average price of copper was $1.56 and $3.52 per pound, respectively, while the average price of copper during the three months ended December 31, 2008 and September 30, 2008, was $1.79 and $3.49, respectively. This significant decrease in the price of copper during our second and third fiscal quarters of 2009 resulted in Quadra having significant negative final pricing adjustments. Furthermore, during the three months ended March 31, 2009, copper sales at Robinson were approximately 34.5 million pounds compared to 38.9 million pounds during the three months ended March 31, 2008, which resulted in lower royalty revenue for the period.
The negative final pricing adjustments impacted our royalty revenue by approximately $0.2 million and $3.3 million during the three months ended March 31, 2009 and December 31, 2008, respectively. Royal Gold may be subject to negative (or positive) pricing adjustments in future periods depending on the price of copper at the time of settlement when compared to price of copper at the shipment date.
Pascua-Lama
Barrick announced on May 7, 2009, that Pascua-Lama will proceed to construction. Barrick has received key construction permits and environmental approvals and Chile and Argentina have reached a tax agreement on the mine. Barrick expects commissioning in late 2012 with production in early 2013. Barrick has announced forecasted average annual production of 750,000 — 800,000 ounces of gold in the first five years.
Holloway-Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick , we acquired a royalty on a portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. (“St Andrew”). St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. succeeded Barrick as the royalty payee under the royalty agreement.
On or about November 3, 2008, St Andrew filed an action in the Ontario Superior Court of Justice (the “Court”) seeking, among other things, declarations by the Court that St Andrew’s obligation in respect of the royalty is limited to only a portion of the total royalty payable, and that any additional royalty obligations under the royalty agreement remain the responsibility of Newmont Canada. Newmont Canada responded that St Andrew is responsible for all royalty obligations under the royalty agreement.

Barrick and we were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. The Court has not issued any findings, rulings, orders or opinions. The royalty is currently classified as a development stage royalty interest and the Company does not currently receive revenue from the royalty. At this time, the Company is unable to estimate the impact, if any, the litigation will have on the Company’s consolidated financial statements.

Results of Operations
Quarter Ended March 31, 2009, Compared to Quarter Ended March 31, 2008
For the quarter ended March 31, 2009, we recorded net earnings of $4.1 million, or $0.12 per basic and diluted share, as compared to net earnings of $6.9 million, or $0.11 per basic and diluted share (after adjustments for preferred stock dividends), for the quarter ended March 31, 2008. The decrease in our net earnings was primarily due to an increase in depreciation, depletion and amortization as further discussed below.
For the quarter ended March 31, 2009, we recognized total royalty revenue of $20.8 million (which includes $0.3 million of minority interest), at an average gold price of $908 per ounce and an average copper price of $1.56 per pound, compared to royalty revenue of $18.7 (which includes $0.1 million of minority interest) million, at an average gold price of $925 per ounce and an average copper price of $3.52 per pound for the quarter ended March 31, 2008. The increase in royalty revenue for the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008, resulted primarily from production from the recently acquired Barrick royalty portfolio, an increase in production at Taparko and commencement of production at Benso, Peñasquito and Dolores. These increases were partially offset by a decrease in gold and copper prices, a decrease in production and a reduction in our GSR2 royalty rate at Cortez and a decrease in production and negative provisional pricing adjustments at Robinson. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended March 31, 2009 and 2008
(In thousands, except reported production ozs. and lbs.)

		Three Months Ended		Three Months Ended
		March 31, 2009		March 31, 2008
	Metal(s)/	Royalty	Reported	Royalty	Reported
Royalty	Element	Revenue	Production(1)	Revenue	Production(1)
Taparko(2)	Gold	$5,091	22,963 oz.	$3,132	14,224 oz.
Cortez(3)	Gold	$3,758	63,956 oz.	$5,313	116,749 oz.
				(As Restated)
Mulatos(4)	Gold	$1,875	41,871 oz.	$449	32,081 oz.
Robinson(5)		$1,849		$4,384
	Gold		30,257 oz.		32,313 oz.
	Copper		34.5 million lbs.		38.9 million lbs.
Leeville	Gold	$1,731	106,767 oz.	$1,865	113,685 oz.
Siguiri(6)	Gold	$1,292	79,836 oz.	N/A	N/A
Goldstrike	Gold	$1,114	136,733 oz.	$1,195	145,369 oz.
Peñasquito (oxide)		$361		N/A	N/A
	Gold		12,027 oz.	N/A	N/A
	Silver		0.6 million oz.	N/A	N/A
Dolores(7)	Gold	$161	14,169 oz.	N/A	N/A
Other(8)	Various	$3,565	N/A	$2,393	N/A
Total Royalty Revenue		$20,797		$18,731
				(As Restated)

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended March 31, 2009 and March 31, 2008, as reported to us by the operators of the mines.

(2)	Refer to “Recent Developments, Taparko Developments” as discussed earlier within this MD&A for a further discussion on recent developments at Taparko. Our TB-GSR1 royalty at Taparko will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. Our TB-GSR2 royalty will remain in effect until the termination of TB-GSR1. As of March 31, 2009, we have recognized approximately $8.8 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 67,000 ounces of gold.

(3)	As part of the Barrick transaction, as discussed earlier within this MD&A, the GSR2 royalty rate was reduced to match the royalty rate of GSR1, or 5.0% at current prices, resulting in a decrease in royalty revenue of approximately $0.2 million during the period.

(4)	As part of the Barrick transaction, as discussed earlier within this MD&A, the Mulatos sliding-scale royalty rate increased to 5.0% from 1.5%, at current prices, resulting in additional royalty revenue of approximately $1.3 million during the period.

(5)	Refer to “Recent Developments, Property Developments, Robinson” as discussed earlier within this MD&A for a further discussion on recent developments at Robinson.

(6)	Royalty acquired in October 2008 as part of the Barrick transaction, as discussed earlier within this MD&A. The Siguiri royalty is subject to a dollar cap of approximately $12.0 million. As of March 31, 2009, approximately $9.3 million remains under the cap.

(7)	Production began during the fourth quarter of calendar 2008.

(8)	“Other” includes all of the Company’s non-principal producing royalties, of which no individual royalty contributed greater than 5% of our total royalty revenue for the period. Royalties included in the “Other” category that were acquired in the Barrick transaction in October 2008 contributed aggregate royalty revenue of approximately $1.0 million during the three months ended March 31, 2009, not including royalty revenue from Siguiri and Mulatos, which are shown in the table. The remaining royalties in the “Other” category contributed aggregate royalty revenue of approximately $2.6 million during the three months ended March 31, 2009, compared to $2.4 million during the three months ended March 31, 2008. Of this royalty revenue, Benso contributed approximately $0.6 million, El Chanate contributed approximately $0.5 million and Troy contributed approximately $0.5 million during the current period, compared to $0, $0.2 million and $0.7 million for the prior period, respectively.
Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.
Cost of operations increased to $1.2 million for the quarter ended March 31, 2009, compared to $1.0 million for the quarter ended March 31, 2008. The increase was primarily due to an increase in legal fees associated with our royalty interests of approximately $0.4 million. The increase was partially offset by a decrease in the Nevada Net Proceeds Tax expense, which resulted primarily from a decrease in royalty revenue from Robinson and Cortez.
General and administrative expenses decreased to $1.8 million for the quarter ended March 31, 2009, from $2.0 million for the quarter ended March 31, 2008. The decrease was primarily due to the elimination of the non-recurring general corporate costs associated with the Company’s conversion of all of its issued and outstanding preferred stock in January 2008.
Exploration and business development expenses decreased to $0.7 million for the quarter ended March 31, 2009, from $0.8 million for the quarter ended March 31, 2008. The decrease is due to a decrease in tax consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $674 and $727 million for the quarters ended March 31, 2009 and 2008, respectively. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the quarter ended March 31, 2009 and 2008.

Depreciation, depletion and amortization increased to $10.0 million for the quarter ended March 31, 2009, from $5.9 million for the quarter ended March 31, 2008. Depletion from the Barrick royalties acquired in October 2008 contributed approximately $2.7 million in additional depletion during the period. Increased production at Taparko resulted in additional depletion of approximately $1.1 million. Properties that recently began production, which included Benso, Peñasquito and Dolores, contributed approximately $0.8 million in additional depletion during the period. These increases were partially offset by a decrease in production at Robinson, Troy and Leeville, which resulted in a decrease in depletion of approximately $0.5 million.
Interest and other income decreased to $1.1 million for the quarter ended March 31, 2009, from $1.7 million for the quarter ended March 31, 2008. The decrease is primarily due to a decrease in our invested cash and a significant decrease in interest rates associated with our invested cash. The decrease was partially offset by a $1.0 million gain on a distribution of Inventory — restricted to a minority interest holder.
During the quarter ended March 31, 2009, we recognized income tax expense totaling $2.5 million compared with $3.4 million during the quarter ended March 31, 2008. This resulted in an effective tax rate of 38.0% in the current period, compared with 32.8% in the prior period. The increase in our effective tax rate is the result of the increase in the amount of foreign losses, associated with our foreign subsidiaries, for which no tax benefit is currently recognized.
Nine Months Ended March 31, 2009, Compared to Nine Months Ended March 31, 2008
For the nine months ended March 31, 2009, we recorded net earnings of $31.3 million, or $0.92 per basic share and $0.91 per diluted share, as compared to net earnings of $17.0 million, or $0.41 per basic share and $0.41 per diluted share (after adjustments for preferred stock dividends), for the nine months ended March 31, 2008. The increase in our earnings per share during the period was primarily due to the one-time royalty restructuring gain of $31.5 million as part of the Barrick royalty acquisition, as discussed earlier in this MD&A. The effect of the one-time royalty restructuring gain was $0.60 per basic share, after taxes.
For the nine months ended March 31, 2009, we recognized total royalty revenue of $51.5 million (which includes $0.8 million of minority interest), at an average gold price of $859 per ounce and an average copper price of $2.29 per pound, compared to royalty revenue of $45.9 million (which includes $0.7 million of minority interest), at an average gold price of $796 per ounce and an average copper price of $3.43 per pound for the nine months ended March 31, 2008. The increase in royalty revenue for the nine months ended March 31, 2009, compared with the nine months ended March 31, 2008, resulted primarily from an increase in the average gold price, production from the recently acquired Barrick royalty portfolio, an increase in production at Leeville, Goldstrike, Mulatos and El Chanate mines, and commencement of production at Benso, Peñasquito and Dolores. These increases were partially offset during the period by a decrease in production and a reduction in our GSR2 royalty rate at Cortez and a decrease in royalty revenue at Robinson due to the negative provisional pricing adjustments, which resulted from the sharp decrease in copper prices during our second and third fiscal quarters of 2009. Royalty revenue and the corresponding production, attributable to our royalty interests, for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Nine Months Ended March 31, 2009 and 2008
(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended		Nine Months Ended
		March 31, 2009		March 31, 2008
	Metal(s) /	Royalty			Reported
Royalty	Element	Revenue	Reported Production(1)	Royalty Revenue	Production(1)
Cortez(2)	Gold	$11,770	190,057 oz.	$16,920	391,087 oz.
				(As Restated)
Taparko(3)	Gold	$6,490	30,585 oz.	$4,622	23,022 oz.
Robinson(4)		$5,363		$11,089
	Gold		90,588 oz.		85,470 oz.
	Copper		104.1 million lbs.		100.3 million lbs.
Leeville	Gold	$5,362	352,264 oz.	$3,964	261,817 oz.
Goldstrike	Gold	$4,527	597,299 oz.	$3,637	516,053 oz.
Mulatos(5)	Gold	$3,949	121,732 oz.	$1,028	84,427 oz.
Siguiri(6)	Gold	$2,505	161,267 oz.	N/A	N/A
Peñasquito (oxide)		$839		N/A	N/A
	Gold		26,967 oz.	N/A	N/A
	Silver		1.7 million oz.	N/A	N/A
Dolores(7)	Gold	$185	16,609 oz.	N/A	N/A
Other(8)	Various	$10,509	N/A	$4,684	N/A
Total Royalty Revenue		$51,499		$45,944
				(As Restated)

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the nine months ended March 31, 2009 and March 31, 2008, as reported to us by the operators of the mines.

(2)	As part of the Barrick transaction, as discussed earlier within this MD&A, the GSR2 royalty rate was reduced to match the royalty rate of GSR1, or 5% at current prices, resulting in a decrease in royalty revenue of approximately $1.0 million during the period.

(3)	Refer to “Recent Developments, Taparko Developments” as discussed earlier within this MD&A for a further discussion on recent developments at Taparko. Our TB-GSR1 royalty at Taparko will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. Our TB-GSR2 royalty will remain in effect until the termination of TB-GSR1. As of March 31, 2009, we have recognized approximately $8.8 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 67,000 ounces of gold.

(4)	Refer to “Recent Developments, Robinson Developments” as discussed earlier within this MD&A for a further discussion on recent developments at Robinson.

(5)	As part of the Barrick transaction, as discussed earlier within this MD&A, the Mulatos sliding-scale royalty rate increased to 5.0% from 1.5%, at current prices, resulting in additional royalty revenue of approximately $2.4 million during the period.

(6)	Royalty acquired in October 2008 as part of the Barrick transaction, as discussed earlier within this MD&A. The Siguiri royalty is subject to a dollar cap of approximately $12.0 million. As of March 31, 2009, approximately $9.3 million remains under the cap.

(7) Royalty acquired in December 2007 and began production during the fourth quarter of calendar 2008.

(8)	“Other” includes all of the Company’s non-principal producing royalties as of March 31, 2009 and 2008. Individually, no royalty included within “Other” attributed greater than 5% of our total royalty revenue for the period. Royalties included in the “Other” category that were acquired in the Barrick transaction in October 2008 contributed aggregate royalty revenue of approximately $2.7 million during the nine months ended March 31, 2009, not including royalty revenue from Siguiri and Mulatos, which are shown in the table. The remaining royalties in the “Other” category contributed aggregate royalty revenue of approximately $7.8 million during the nine months ended March 31, 2009, compared to $4.7 million during the nine months ended March 31, 2008. Of this royalty revenue, Troy contributed approximately $2.0 million, El Chanate contributed approximately $1.8 million and Benso contributed approximately $1.0 million during the current period, compared to $1.7 million, $0.2 million and $0 for the prior period, respectively.
Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.
Cost of operations decreased to $2.6 million for the nine months ended March 31, 2009, compared to $2.7 million for the nine months ended March 31, 2008. The decrease was primarily due to a decrease in the Nevada Net Proceeds Tax expense, which resulted primarily from a decrease in royalty revenue from Robinson and Cortez. This decrease was partially offset by an increase in legal fees associated with our royalty interests.
General and administrative expenses increased to $5.6 million for the nine months ended March 31, 2009, from $5.5 million for the nine months ended March 31, 2008. The increase was primarily due to an increase in non-cash stock-based compensation expense allocated to general and administrative expense during the period.
Exploration and business development expenses decreased to $2.4 million for the nine months ended March 31, 2009, from $3.3 million for the nine months ended March 31, 2008. The decrease is due to a decrease in legal, tax and consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $2.2 million for the nine months ended March 31, 2009, compared to $2.1 million for the nine months ended March 31, 2008. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the nine months ended March 31, 2009 and 2008.
Depreciation, depletion and amortization increased to $22.9 million for the nine months ended March 31, 2009, from $11.9 million for the nine months ended March 31, 2008. Depletion from the Barrick royalties acquired in October 2008 contributed approximately $5.3 million in additional depletion during the period. Increased production at Taparko, Leeville, Goldstrike and Troy resulted in additional depletion of approximately $1.9 million. Properties that recently began production, which included Peñasquito, Dolores, Benso and El Chanate, contributed approximately $2.0 million in additional depletion during the period.
Interest and other income decreased to $2.2 million for the nine months ended March 31, 2009, from $5.7 million for the nine months ended March 31, 2008. The decrease is primarily due to a decrease in our invested cash and a significant decrease in interest rates associated with our invested cash. The decrease was partially offset by a $1.0 million gain on a distribution of Inventory - restricted to a minority interest holder.
During the nine months ended March 31, 2009, we recognized income tax expense totaling $17.7 million compared with $8.4 million during the nine months ended March 31, 2008. This resulted in an effective tax rate of 36.0% in the current period, compared with 32.9% in the prior period. The increase in our effective tax rate is the result of the royalty restructuring gain as part of the Barrick royalty portfolio acquisition, as discussed earlier in this MD&A, and an increase in the amount of foreign losses for which no tax benefit is currently recognized.

Liquidity and Capital Resources
Overview
At March 31, 2009, we had current assets of $72.3 million compared to current liabilities of $10.6 million for a current ratio of 7 to 1. This compares to current assets of $211.0 million and current liabilities of $8.9 million at June 30, 2008, resulting in a current ratio of approximately 24 to 1. The decrease in our current ratio is primarily due to a decrease in cash and equivalents as a result of the acquisition of the Barrick royalty portfolio during the nine months ended March 31, 2009. On October 2, 2008, we used $150 million in net cash on hand for the Barrick acquisition, as discussed earlier within this MD&A.
During the nine months ended March 31, 2009, liquidity needs were met from $51.5 million in royalty revenues (including $0.8 million of minority interest), our available cash resources and interest and other income of $1.2 (which is net $1.0 million of minority interest) million.
At March 31, 2009, our cash and equivalents as shown on the consolidated balance sheets were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. We are not invested in auction rate securities. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.
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
Recent Liquidity and Capital Resource Developments
Proposed Acquisition of Andacollo Production Interest
As further discussed earlier within this MD&A under “Recent Developments, Business Developments,” the Company entered into a Master Agreement with a Chilean subsidiary of Teck, CDA, to acquire the Andacollo Production Interest. The purchase price for the Andacollo Production Interest, as adjusted based on our equity offering completed on April 14, 2009, consists of $217.9 million in cash and 1,204,136 shares of the Company’s Common Stock.
Equity Offering
On April 14, 2009, we sold 6,500,000 shares of our common stock, at a price of $38.00 per share, resulting in proceeds of approximately $235.3 million, which is net of the underwriter’s discount of approximately $11.1 million and transaction costs of approximately $0.6 million. The net proceeds from the offering will be used primarily to pay the cash component of the Teck Transaction, as discussed above and within this MD&A under “Recent Developments.” If the Teck Transaction does not close, the net proceeds will be used for general corporate purposes and to fund acquisitions of additional royalty interests.

The underwriters of this equity offering were granted an option to purchase up to 975,000 additional shares of our common stock to cover any over-allotments. The over-allotment option period ended May 7, 2009 and the over-allotment option was not exercised.
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
Credit Facility Amendment
On October 30, 2008, the Company and its wholly-owned subsidiaries, High Desert Mineral Resources, Inc. (“High Desert”) and RG Mexico, Inc. (“RG Mexico”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with HSBC Bank, Scotiabanc and Bank of Nova Scotia as lenders. The Credit Agreement replaced the Company’s $80 million revolving credit facility with HSBC Bank.
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
The royalties securing the new credit facility consist of the GSR1, GSR2, GSR3, and NVR1 royalties at Cortez and the royalties at Goldstrike — SJ Claims, Leeville, Robinson, Dolores, Peñasquito and Mulatos (the “Collateral Royalties”). In addition to the Collateral Royalties, the credit facility is secured by 100% of Royal Gold’s equity interests in High Desert and RG Mexico and substantially all of the present and future personal property and assets of the Company, High Desert and RG Mexico. The Credit Agreement contains financial covenants requiring the Company to maintain a leverage ratio (as defined) of 3.0 to 1.0 or less, a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive net income, an interest coverage ratio (as defined) of at least 3.0 to 1.0, a current ratio (as defined) of at least 1.5 to 1.0 and a facility coverage ratio (as defined) of at least 1.25 to 1.0.
As of March 31, 2009, the Company did not have any amounts outstanding under the credit facility.
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

Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates of timing of commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices on which our royalties are paid or metals which are the primary deposit mined at our royalty properties;

•	the production at or performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	liquidity or other problems our operators may encounter, such as those recently occurred at High River with respect to the Taparko project;

•	unanticipated grade and geological, metallurgical, processing or other problems at the properties;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators of our royalty properties;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental laws and enforcement and uncertain political and economic environments;

•	risks associated with issuances of substantial additional common stock or incurrence of substantial indebtedness in connection with acquisitions or otherwise;

•	satisfaction or waiver of the closing conditions to the proposed acquisition of an interest in the gold production from the Andacollo mine described herein and the closing thereof;

•	completion of construction and commencement and continuation of production at the Andacollo mine; and

•	changes to management and key employees;
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
During the nine month period ended March 31, 2009, we reported royalty revenues of $51.5 million, with an average gold price for the period of $859 per ounce and an average copper price of $2.29 per pound. Approximately 84% of our total recognized revenues for the nine months ended March 31, 2009, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the nine months ended March 31, 2009, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase or decrease in revenues of approximately $2.5. Approximately 11% of our total recognized revenues for the nine months ended March 31, 2009, were primarily attributable to copper sales. For the nine months ended March 31, 2009, if the price of copper had averaged higher or lower by $0.50 per pound, we would have recorded an increase or decrease in revenues of approximately $1.9 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2009, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated by the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our Amended 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
The following risk factors have materially changed since such reports:
We may enter into acquisitions or other material royalty transactions at any time.
We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mining projects or to acquire companies that hold royalty assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, obtaining debt commitments for acquisition financing, participation in preliminary discussions, and involvement as a bidder in competitive auctions. Any such acquisition could be material to us and could significantly increase the size and scope of our business. In such event, we could issue substantial amounts of common stock or incur substantial additional indebtedness to fund the acquisition. For example, we will issue 1,204,136 shares of common stock to CDA in connection with the Teck Transaction. This, and other issuances, would dilute the ownership of our existing stockholders and may reduce our earnings per share.
In addition, we may consider opportunities to restructure our royalties where we believe such restructuring would provide a long-term benefit to the Company, though such restructuring may reduce near-term revenues. For example, we restructured our royalties at Cortez in connection with the Barrick royalty portfolio acquisition, which reduced our royalty revenue from Cortez during the three and nine months ended March 31, 2009 by approximately $0.2 million and $1.0 million, respectively, though we believe such restructuring makes development at the Crossroads deposit, on which we have a royalty interest, more attractive to the operator. We could enter into one or more acquisition or restructuring transactions at any time.
Anticipated federal legislation could decrease our royalty revenues.
In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872 (the “General Mining Law”), which governs the creation, maintenance and possession of mining claims and related activities on federal public lands in the

United States. Two such proposals are currently pending. Bills H.R. 699 and S. 796 were introduced in the Congress in January and April 2009, respectively. H.R. 699 would, if enacted, impose a royalty payable to the U.S. Government on existing and future production of minerals from unpatented mining claims in the United States, render certain federal lands unavailable for the location of unpatented mining claims, afford greater public involvement and regulatory discretion in the mine permitting process, provide for citizen suits against miners operating on federal lands, and impose new and stringent environmental operating standards and mined land reclamation requirements in addition to those already in effect.
If enacted, S. 796 would, among other things, impose a royalty on production of minerals from unpatented mining claims (except that production from permitted operations producing in commercial quantities on the date of enactment, which would be grandfathered), impose a land use fee on all federal lands included in mining permits, impose an abandoned mine land reclamation fee on all hardrock mining operations, afford greater public involvement and regulatory discretion in the mine permitting process and in determining appropriate financial assurance for completion of reclamation obligations, render certain federal lands unavailable for the location of unpatented mining claims, and impose new mined land reclamation requirements in addition to those already in effect.
If enacted, legislation such as H.R. 699 and S. 796 could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations on federal lands, perhaps materially and adversely affecting mine operators and, therefore, our royalty revenue.
The effect of any revision of the General Mining Law on our royalty interests in the United States cannot be determined conclusively until such revision, if any, is enacted and challenges to the legislation, if any, have been finally resolved. In addition, a number of the properties on which we have royalties are located on U.S. federal lands that are subject to federal mining and other public land laws. Changes in such laws or regulations promulgated under such laws could affect mine development and expansion and significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, which could adversely affect our royalty revenue from such properties. By way of example, if a royalty, assessment, production tax, or other levy imposed on and measured by production is charged to the operator at Cortez, which is largely located on U.S. federal lands, the amount of that charge would be deducted from gross proceeds for calculation of our GSR1, GSR2 and GSR3 royalties, which would reduce our royalty revenues from these royalty interests.
Additional risks that Royal Gold may face as a result of the Teck Transaction are set forth below.
The closing of the Teck Transaction is subject to closing conditions, and there can be no assurance the closing conditions will be met.
There is no assurance that the Teck Transaction will be completed. The closing of the Teck Transaction is subject to satisfaction or waiver of certain conditions, including the condition that the operator, CDA, enter into certain concentrate marketing of its production from the Andacollo project and a condition in both Royal Gold’s and CDA’s favor that CDA’s material governmental approvals are not withdrawn or challenged (or such action threatened). CDA will be precluded from exercising the condition regarding governmental approvals if Royal Gold waives the condition and waives its rights to indemnification from CDA with respect to such governmental approvals. Either party may terminate the definitive agreement if closing conditions are not satisfied or waived by October 30, 2009.

Even if the Teck Transaction is completed, the Andacollo Production Interest may not produce the anticipated royalty revenue.
Even if the Teck Transaction is completed, there can be no assurance that the production interest we acquire on the Andacollo project will produce the anticipated royalty revenue. The success of the Andacollo project depends upon, among other factors, the ability of the operator to complete the construction of the mine and mill facilities for the sulfide portion of the deposit at the project, the ability of the operator to bring the project into production, the price of copper, the availability of resources necessary to construct and operate the project, including adequate water supply and rights of way, and receipt and maintenance of necessary environmental and other permits to operate the project. While we understand that the required air, water and other environmental permits are currently held by CDA, there are proceedings involving CDA’s permitting matters that CDA expects to be resolved in its favor. There can be no assurance that developments in the political or regulatory environment will not require CDA to take further action, and incur additional costs, to maintain its permits or obtain other permits in order to complete development or to operate the project. The failure to maintain or obtain such permits could materially and adversely affect the anticipated benefits of the Teck Transaction.
The Andacollo project is a copper mine with gold produced as a by-product. Our production interest, once acquired, will cover only the gold produced from the sulfide portion of the Andacollo project. Consequently, if the price of copper drops, the operator may curtail or delay construction of the sulfide portion or may close operations at the mine site. Copper prices have declined significantly during 2008 and the first calendar quarter 2009 and have been volatile as a result of the current economic downturn.
If the Teck Transaction is completed, the failure of the Andacollo project to produce anticipated royalty revenues may materially and adversely affect our financial condition, results of operations, cash flows and the other benefits we expect to achieve from the Teck Transaction.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K on November 13, 2006) entered into by Royal Gold, Inc. and William Zisch on March 26, 2009.

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.
Date: May 11, 2009	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer