Form 10-K
period 2009-06-30
ROYAL GOLD INC
filed 2009-08-21
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From           to
Commission File Number 001-13357
Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0835164
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1660 Wynkoop Street, Suite 1000
Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 573-1660
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold on December 31, 2008, as reported on the NASDAQ Global Select Market was $1,517,565,636. As of August 14, 2009, there were 40,763,195 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders scheduled to be held on November 18, 2009, and to be filed within 120 days after June 30, 2009, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on
Form 10-K.

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
Overview
Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any. We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalty interests. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial, legal and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions.
During the fiscal year 2009, the Company received royalty revenue from 23 producing properties. In addition, we own royalty interests on 10 development stage properties and over 80 exploration stage properties, of which the Company considers 25 to be evaluation stage projects. The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental compliance costs or other operating costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2009, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2009 were as follows:
(1)	Our royalty revenues increased 11% to $73.8 million, compared with $66.3 million during fiscal year 2008;

(2)	On October 1, 2008, we completed the acquisition of 72 royalties from Barrick Gold Corporation (“Barrick”) for cash of approximately $181.3 million, including a restructuring of the Company’s GSR2, GSR3 and NVR1 royalties, valued at $31.5 million, for net cash of approximately $150 million. The royalty portfolio acquired from Barrick has generated approximately $12.2 million in royalty revenue to the Company from the completion of the acquisition on October 1, 2008 to June 30, 2009;

(3)	In October 2008, the Company increased its existing credit facility from $80 million to $125 million and extended the maturity date to October 30, 2013;

(4)	In April 2009, we entered into a definitive agreement with a Chilean subsidiary of Teck Resources Limited (“Teck”), Compañía Minera Teck Carmen de Andacollo (“CDA”), to acquire an interest in the gold produced from the sulfide portion of the Andacollo project in Chile. We refer to this transaction throughout this report as the “Teck Transaction;”

(5)	In April 2009, we sold 6,500,000 shares of our common stock, at a price of $38.00 per share, resulting in net proceeds to us of approximately $235.3 million; and

(6)	We increased our calendar year dividend to $0.32 per basic share, which is paid in quarterly installments throughout calendar year 2009. This represents a 14% increase compared with the dividend paid during calendar year 2008.
Certain Definitions
Additional Mineralized Material: Additional mineralized material is that part of a mineral system that has potential economic significance but cannot be included in the proven and probable ore reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based upon such work have been resolved. The Securities and Exchange Commission (the “SEC”) does not recognize this term. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.
Gross Proceeds Royalty (GPR): A royalty in which payments are made on contained ounces rather than recovered ounces.
Gross Smelter Return (GSR) Royalty: A defined percentage of the gross revenue from a resource extraction operation, in certain cases reduced by certain contract-defined costs paid by or charged to the operator.
g/t: A unit representing grams per tonne.
Net Smelter Return (NSR) Royalty: A defined percentage of the gross revenue from a resource extraction operation, less a proportionate share of incidental transportation, insurance, refining and smelting costs.
Net Value Royalty (NVR): A defined percentage of the gross revenue from a resource extraction operation, less certain contract-defined transportation costs, milling costs and taxes.
Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and the grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well established.
Probable (Indicated) Reserves: Reserves for which the quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.
Payable Metal: Ounces or pounds of metal in concentrate payable to the operator after deduction of a percentage of metal in concentrate that is paid to a third-party smelter pursuant to smelting contracts.
Reserve: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Royalty: The right to receive a percentage or other denomination of mineral production from a resource extraction operation.
Ton: A unit of weight equal to 2,000 pounds or 907.2 kilograms.
Tonne: A unit of weight equal to 2,204.6 pounds or 1,000 kilograms.

Our Producing Royalty Interests
Our producing royalty interests on mines that were in production and generated revenue to the Company during all or part of fiscal year 2009 are shown in the following table. The number of properties listed here as production stage could change periodically due to developments at the properties. Please see Item 2, Properties, of this report for further discussion of our principal producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick	GSR1: sliding- GSR2(1): sliding- GSR3(1): NVR1(1):	0.40%-5.0% scale GSR 0.40%-5.0% scale GSR 0.71% GSR 0.39% NVR
Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)
Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR
Goldstrike	Nevada, USA	Barrick	0.9% NSR
Bald Mountain	Nevada, USA	Barrick	1.75%-3.5% sliding-scale NSR
Twin Creeks(2)	Nevada, USA	Newmont	2.0% GPR
Wharf(2)	South Dakota, USA	Goldcorp Inc. (“Goldcorp”)	0.0%-2.0% sliding-scale NSR
Troy(3)	Montana, USA	Revett Minerals, Inc. (“Revett”)	7.0% GSR (silver and copper)
Peñasquito (oxide)(4)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold and silver)
Mulatos(5)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0%-5.0% sliding-scale NSR
El Chanate(6)	Sonora, Mexico	Capital Gold, Inc.	2.0%-4.0% sliding-scale NSR
Dolores(7)	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	1.25% NSR; 2.0% NSR (gold and silver)
Taparko(8)	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1); 0%-10% sliding-scale GSR (TB-GSR2)
Siguiri(2,9)	Guinea, West Africa	AngloGold	0.0%-1.875% sliding-scale NSR
Benso(10)	Republic of Ghana, West Africa	Golden Star Resources Ltd. (“Golden Star”)	1.5% NSR
Martha	Santa Cruz Province, Argentina	Coeur d’Alene Mines Corporation	2.0% NSR (silver)
Don Mario (Lower Mineralized Zone)	Chiquitos Province, Bolivia	Orvana Minerals Corp. (“Orvana”)	3.0% NSR
El Toqui(2)	Region XI, Chile	Breakwater Resources	1.0%-3.0% sliding-scale NSR (gold and zinc)
Williams	Ontario, Canada	Barrick	0.72% NSR
Allan(2)	Saskatchewan, Canada	Potash Corporation of Saskatchewan	$0.36-$1.44 per ton sliding scale; $0.25 per ton (potash)
El Limon	El Limon, Nicaragua	B2Gold Corp. (95%) and Inversiones Mineras S.A. (5%)	3.0% NSR
Balcooma(2)	Queensland, Australia	Kagara Zinc	1.5% NSR (copper and zinc)
Mt. Goode (Cosmos South)(2)	Western Australia, Australia	Xstrata	1.50% NSR (nickel)

(1)	As part of the Barrick transaction, as discussed within Item 7, MD&A, of this report, the GSR2 royalty rate was reduced to match the royalty rate of GSR1, and the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez was eliminated. The Crossroads deposit, currently in development stage, continues to be subject to the Company’s GSR2 royalty at the reduced rate. The NVR1 royalty is a 1.25% NVR royalty. The Company owns 31.6% of the 1.25% NVR (or 0.39%), while our consolidated minority interest owns the remaining portion of the 1.25% NVR royalty.

(2)	Royalty acquired as part of the Barrick transaction as discussed within Item 7, MD&A, of this report.

(3)	As of June 30, 2009, the $10.5 million cap on the 7.0% GSR royalty at Troy was met. As such, the royalty will cease providing revenue to the Company effective June 30, 2009.

(4)	The Peñasquito project consists of oxide and sulfide portions. The sulfide portion is classified as development stage as shown below and is estimated by Goldcorp to commence production during the second half of calendar year 2009 and reach commercial production in the first quarter of calendar year 2010.

(5)	Royalty is capped at 2.0 million gold ounces of production. Approximately 416,000 cumulative ounces of gold have been produced as of June 30, 2009. As part of the Barrick transaction as discussed within Item 7, MD&A, of this report, our royalty interest at Mulatos increased to a 1.0% to 5.0% sliding-scale NSR from a 0.30% to 1.50% sliding-scale NSR.

(6)	Royalty is capped once payments of approximately $17.0 million have been received. As of June 30, 2009, approximately $14.7 million remains under the cap.

(7)	The first gold and silver sales were made at Dolores during the fourth quarter of calendar year 2008. The gold sales were subject to the Company’s 1.25% NSR during the period. Also, in May 2009, Minefinders announced that commercial production was reached at Dolores effective May 1, 2009. The Company’s 2.0% NSR royalty applies to gold and silver sales upon achievement of commercial production by Minefinders.

(8)	TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35.0 million have been made to Royal Gold, whichever occurs first. TB-GSR2 will remain in effect until the termination of TB-GSR1. As of June 30, 2009, we have recognized approximately $11.2 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of 84,000 ounces of gold.

(9)	Royalty is subject to a dollar cap of approximately $12.0 million. As of June 30, 2009, approximately $7.9 million remains under the cap.

(10)	In May 2009, Golden Star exercised its right of repurchase on the 1.5% NSR royalty for $3.4 million. As such, the royalty ceased providing revenue to the Company effective May 2009. See “Recent Developments — Property Developments” within Item 7, MD&A, of this report for further detail.
Our Development Stage Royalty Interests
We own royalty interests that are currently in development stage as they are either not yet in production or not yet generating revenue to the Company. Please see Item 2, Properties, of this report for further discussion on our principal development stage royalty interests.
The following royalty interests are currently in development stage as they have not yet provided revenue to the Company but are associated with a property currently in production.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Marigold(1)	Nevada, USA	Goldcorp	2.0% NSR
Troy	Montana, USA	Revett	6.1% GSR (silver and copper) 2.0% GSR (silver and copper)
Peñasquito (sulfide)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead and zinc)
Taparko	Burkina Faso, West Africa	High River	2.0% GSR (TB — GSR3); 0.75% milling royalty (TB —MR1)
Don Mario (Upper Mineralized Zone)	Chiquitos Province, Bolivia	Orvana	3.0% NSR (gold, silver and copper)
Reedy’s Burnakura(2,3)	Western Austrailia, Australia	ATW Gold Corp.	1.5%-2.5% NSR
Koolanooka(3)	Western Austrailia, Australia	Sinosteel Midwest Corporation Ltd.	AUD$0.25 per ton (iron ore)

(1)	Our royalty interest on the Marigold mine covers the majority of six sections of land, containing a number of open pits, but does not cover the current mining in the Basalt/Antler area. Approximately 45% of the current Marigold reserves are covered by this royalty.

(2)	Royalty becomes payable after 300,000 gold ounces have been produced from the property. After an additional 75,000 gold ounces have been produced from the property, the royalty rate increases to 2.5% NSR. The Company has not yet determined how much production has been achieved to-date.

(3)	Royalty acquired as part of the Barrick transaction, as discussed below within Item 7, MD&A, of this report.
The following royalty interests are currently in development stage as they are not yet in production.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Gold Hill	Nevada, USA	Kinross Gold Corporation (50%), Barrick (50%)	1.0%-2.0% sliding-scale NSR
Relief Canyon	Nevada, USA	Firstgold Incorporated	3.0% NSR and 1.0% NSR
Pascua-Lama	Region III, Chile	Barrick	0.16%-1.08% sliding-scale NSR 0.22% fixed rate royalty (copper)
Meekatharra (Paddy’s Flat)(1)	Western Australia, Australia	Mercator Gold	A$10.00 per gold ounce produced
Canadian Malartic(1)	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	2.0%-3.0% sliding-scale NSR
Holt(1,2)	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price
Pine Cove(1)	Newfoundland, Canada	New Island Resources (70%), Anaconda Gold (30%)	7.5% NPI
Lluvia deOro(3)	Sonora, Mexico	NWM Mining Corp.	4.0% NSR

(1)	Royalty acquired as part of the Barrick transaction, as discussed below within Item 7, MD&A, of this report.

(2)	In November 2008, the operator made application to a court in Ontario, Canada for a declaration that it is not obligated to the pay the entire royalty payable under the royalty agreement. The operator claims that its predecessor in interest is responsible for payment of some or all of the royalty. In July 2009, the Ontario, Canada court confirmed that the Company is entitled to payment of the royalty from the predecessor in interest. See “Recent Developments — Property Developments” within Item 7, MD&A, of this report.

(3)	The various parties claiming interest in the mining concessions subject to this royalty have disputed any royalty obligation.
Our Exploration Stage Royalty Interests
We own royalty interests on over 80 exploration stage projects on six continents. None of our exploration stage projects contain proven and probable reserves as of December 31, 2008, as determined by the owner or operator.

Our Operational Information
Financial Information about Geographic Areas
Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table. Please refer to Item 2, Properties, for further discussion on our significant royalty interests on producing mineral properties.

				Royalty Interests in
	Royalty Revenue			Mineral Properties, net
	2009	2008	2007	2009	2008	2007
United States	56%	79%	97%	13%	18%	25%
Mexico	15%	4%	2%	45%	55%	49%
Canada	2%	1%	—	19%	1%	—
Africa(1)	21%	11%	—	8%	12%	16%
Chile	1%	—	—	6%	7%	10%
Other(2)	5%	5%	1%	9%	7%	—

(1)	Consists of royalties on properties in Burkina Faso, the Republic of Ghana and the Republic of Guinea.

(2)	The “Other” category for “Royalty Revenue” consists of revenue from Argentina, Australia (2009 only), Bolivia (2009 and 2008 only) and Nicaragua (2009 and 2008 only). The “Other” category for “Royalty Interests in Mineral Properties, net” for 2009 and 2008 consists of assets in Australia, Bolivia, Colombia, Honduras and Nicaragua.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our producing stage royalty interests. For the fiscal years ended June 30, 2009, 2008 and 2007, the price of gold averaged $874, $821 and $638 per ounce, respectively, the price of silver averaged $12.91, $15.40 and $12.74 per ounce, respectively, and the price of copper averaged $2.25, $3.53 and $3.22 per pound, respectively. For the fiscal years ended June 30, 2009, 2008 and 2007, Royal Gold derived 84%, 74% and 71%, respectively, of its total royalty revenue from gold royalties; 3%, 3% and 2%, respectively, of its total royalty revenue was derived from silver royalties; while 11%, 23%. 27%, respectively, of its total royalty revenue was derived from copper royalties, and 2%, 0% and 0%, respectively, of its total revenue was derived from other metal royalties.
In each of fiscal years 2009, 2008 and 2007, we recognized approximately $22.2 million, $27.7 million and $28.2 million, respectively, of our total royalty revenue from the same operator, Barrick, but not from the same mine.
Our financial results are discussed in further detail within Part II, Item 7, MD&A, and within our audited consolidated financial statements which are included in Part II, Item 8, Financial Statements and Supplementary Data. The risks associated with the operations of our royalty interests in various geographic regions are discussed in Part 1A, Risk Factors.
Competition
The mining industry in general and the royalty segment in particular are competitive. We compete with other royalty companies, mine operators and financial buyers in efforts to acquire existing royalties and with the lenders and investors providing debt and equity financing to operators of mineral properties in our efforts to create new royalties. Many of our competitors in the lending and mining business are larger than we are and have greater access to capital than we have. Key competitive factors in the royalty acquisition and financing business include price, structure and access to capital.

Regulation
Like all mining operations in the United States, the operators of the mines that are subject to our royalties must comply with environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the National Environmental Policy Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Clean Air Act; the Clean Water Act; the Hazardous Materials Transportation Act; and the Toxic Substances Control Act. Mines located on public lands are subject to the General Mining Law of 1872 and are subject to comprehensive regulation by either the United States Bureau of Land Management (an agency of the United States Department of the Interior) or the United States Forest Service (an agency of the United States Department of Agriculture). The mines also are subject to regulations of the United States Environmental Protection Agency (“EPA”), the United States Mine Safety and Health Administration and similar state and local agencies. Operators of mines that are subject to our royalties in other countries are obligated to comply with similar laws and regulations in those jurisdictions. Although we are not responsible as a royalty owner for ensuring compliance with these regulations, failure by the operators of the mines on which we have royalties to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators which could reduce or eliminate production from the mines and thereby reduce or eliminate the royalties we receive and negatively affect our financial condition.
Corporate Information
We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202; our telephone number is (303) 573-1660.
Available Information
Royal Gold maintains an internet website at www.royalgold.com. Royal Gold makes available, free of charge, through the Investor Relations section of the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the SEC. Our SEC filings are available from the SEC’s internet site at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. The charters of Royal Gold’s key committees of the Board of Directors and Royal Gold’s Code of Business Conduct and Ethics are also available on the Company’s website. Any of the foregoing information is available in print to any stockholder who requests it by contacting Royal Gold’s Investor Relations Department at (303) 573-1660.
Company Personnel
We currently have 17 employees, all of whom are located in Denver, Colorado. Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.
Consulting services, relating primarily to geologic and geophysical interpretations and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of our business, are primarily provided by independent contractors.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks. The market or trading price of our securities could decline due to any of these risks. In addition, please see our note about forward-looking statements included in Part II, Item 7, MD&A, of this report. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.
Risks Related to Our Business
We received significant revenue in fiscal year 2009 from Cortez, and this maturing mine is likely to experience production declines.
Approximately 22%, and 33% of our revenues were derived from Cortez in fiscal years 2009 and 2008, respectively. We expect that revenue from our royalties at Cortez will continue to be a significant contributor to our revenue in future periods. However, as Cortez and other mines on which we have royalties mature, we can expect overall declines in production over the years unless operators are able to replace reserves that are mined through mine expansion or successful new exploration. There can be no assurance that the operators of Cortez or our other properties will be able to maintain or increase production or replace reserves as they are mined.
We own passive interests in mining properties, and it is difficult or impossible for us to ensure properties are operated in our best interest.
All of our current revenue is derived from royalties on properties operated by third parties. The holder of a royalty interest typically has no authority regarding the development or operation of a mineral property. Therefore, we are not in control of decisions regarding development or operation of any of the properties on which we hold a royalty interest, and we have limited or no legal rights to influence those decisions.
Our strategy of having others operate properties on which we retain a royalty or other passive interest puts us generally at risk to the decisions of others regarding all operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters and temporary or permanent suspension of operations, among others. These decisions are likely to be motivated by the best interests of the operator rather than to maximize royalties. Although we attempt to secure contractual rights, such as audit or access rights when we create new royalties, that will permit us to protect our interests, there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in achieving timely or favorable results or in affecting the operation of the properties in which we have royalty interests in ways that would be beneficial to our stockholders.
Volatility in gold, silver, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues.
The profitability of our royalty interests is directly related to the market price of gold, silver, copper and other metal prices. The market price of each metal may fluctuate widely and is affected by numerous factors beyond the control of any mining company. These factors include metal supply, industrial and jewelry fabrication and investment demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking crises and a number of other factors. If the market price of gold, copper or certain other metals should drop, then our royalty revenues could also drop. Our sliding-scale royalties at Cortez, Taparko and other properties amplify this effect.

When the gold price falls below a certain mark in a sliding-scale royalty, we receive a lower royalty rate on production. Furthermore, if gold, copper and certain other metal prices drop dramatically, we might not be able to recover our initial investment in royalty interests or properties. In addition, certain royalty agreements, such as that in place for our interest at Robinson, provide that royalty payments to us are subject to subsequent adjustment based on commodity prices at a later date, three to four months in the case of Robinson, which can result in adjustments to our royalty revenue in later periods. Hence, we may experience positive or negative adjustments to recognized royalty revenues based on changes in commodity prices. Moreover, the selection of a royalty investment or of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that decisions about exploration, development and construction are made and the commencement of production can have a material adverse effect on the economics of a mine and can eliminate or have a material adverse impact on the value of royalty interests.
The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of gold, based on the London P.M. fix.
Gold Price Per Ounce ($)

Year	High	Low

2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007	841	608
2008	1,011	713
2009 (through August 14, 2009)	989	810
The volatility in silver prices is illustrated by the following table which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of silver, based on the London daily fix.
Silver Price Per Ounce ($)

Year	High	Low

2000	5.45	4.57
2001	4.82	4.07
2002	5.10	4.24
2003	5.97	4.37
2004	8.29	5.50
2005	9.23	6.39
2006	14.94	8.83
2007	15.82	11.67
2008	20.92	8.88
2009 (through August 14, 2009)	15.97	10.51

The volatility in copper prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per pound of copper, based on the London Metal Exchange cash settlement price for copper Grade A.
Copper Price Per Pound ($)

Year	High	Low

2000	0.89	0.76
2001	0.81	0.62
2002	0.75	0.67
2003	1.00	0.72
2004	1.43	1.10
2005	2.08	1.44
2006	3.65	2.15
2007	3.77	2.37
2008	4.08	1.26
2009 (through August 14, 2009)	2.90	1.38
Our revenues are subject to operational and other risks faced by operators of our mining properties.
Although we are not required to pay capital costs or operating costs, our financial results are subject to hazards and risks normally associated with developing and operating mining properties, both for the properties where we may conduct exploration or indirectly for properties operated by others where we hold royalty interests. These risks include:
•	insufficient ore reserves;

•	fluctuations in production costs incurred by operators or third parties that may make mining of ore uneconomical or impact the amount of reserves;

•	declines in the price of gold and other metals;

•	mine operating and ore processing facility problems;

•	economic downturns and operators’ insufficient financing;

•	significant environmental and other regulatory permitting requirements and restrictions;

•	challenges by non-mining interests to existing permits and mining rights, and to applications for permits and mining rights;

•	community unrest and labor disputes;

•	geological problems;

•	pit wall or tailings dam failures;

•	natural catastrophes such as floods or earthquakes; and

•	the risk of injury to persons, property or the environment.
Operating cost increases can have a negative effect on the value of and income from our royalty interests by potentially causing an operator to curtail, delay or close operations at a mine site.
We depend on our operators for the calculation of royalty payments, and we may not be able to detect errors, or payment calculations may call for retroactive adjustments.
Our royalty payments are calculated by the operators of the properties on which we have royalties based on their reported production. Each operator’s calculation of our royalty payments is subject to and dependent upon the adequacy of its production and accounting functions, and errors may occur from time to time in the calculations made by an operator. For example, the complex nature of mining and ownership of mining interests can result in errors regarding allocation of production, such as those that occurred in connection with our restatement of our consolidated financial statements for fiscal 2008. Certain royalty agreements require the operators to provide us with production and operating information that may, depending on the completeness and accuracy of such information, enable us to detect errors in the calculation of royalty payments that we receive. We do not, however, have the contractual right to receive production information for all of our royalty interests. As a result, our ability to detect royalty payment errors through our royalty monitoring program and its associated internal controls and procedures is limited, and the possibility exists that we will need to make retroactive royalty revenue adjustments. Some of our royalty contracts provide us the right to audit the operational calculations and production data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue and may require us to adjust our royalty revenue in later periods. In addition, certain royalty agreements, such as our royalty agreement for the Robinson mine, provide that royalty payments to us are subject to subsequent adjustment based on commodity prices at a later date, three to four months in the case of Robinson, which can result in adjustments to our royalty revenue in later periods. Hence, audits of payments with these terms may result in the recognition by us of retroactive changes to previously disclosed royalty revenues.
Our disclosure controls and internal control over our financial reporting are subject to inherent limitations.
Management has concluded that as of the period ended June 30, 2009, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations that are beyond our control, including, but not limited to, our dependence on operators for the calculations of royalty payments as discussed in the above risk factor. As an example, we concluded that we had a material weakness in our internal control over financial reporting as of the fiscal year ended June 30, 2008, because we were not able to timely detect an operator’s incorrect calculation of a certain royalty payment. As a result, we restated our consolidated financial statements for the fiscal year ended June 30, 2008 (please see Item 9A of our Form 10-K/A, filed on November 6, 2008, and Item 4 of Part I of our Form 10-Q filed on November 10, 2008, for further discussion of the material weakness and restatement). While we believe we have remedied such material weakness in our internal control over financial reporting, inherent limitations that are beyond our control remain and there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements. This could, in turn, adversely affect the trading price of our common stock and there is a risk that repeated restatements could result in an investigation by the SEC.
If the current economic downturn, challenging credit markets and depressed prices of certain commodities is prolonged, it may affect the ability of the operators of the properties on which we have royalties to meet liquidity needs or operate profitably, which in turn could have material adverse effects on the value of and revenue from our royalty interests. In addition, the current economic downturn may adversely affect our ability to obtain financing for additional royalty acquisitions.
The value of and revenue from our royalty interests may be materially adversely affected if commodity prices for the various metals on which we have royalties or which are the primary production at mines on which we have royalties decline significantly, as occurred with respect to copper during the second half of calendar 2008. For example, the decline in prices for copper negatively impacted our revenue for the three-month period ended December 31, 2008 by approximately $3.3 million, in comparison to our total revenue for such period of approximately $14.6 million. In addition, our royalty interests and revenues may be materially adversely affected if operators of the properties on which we have royalties do not have, in light of prevailing economic conditions, the financial strength or sufficient credit or other financing capability to cover the costs of operating or developing a mine, causing an operator to curtail, delay or close operations at a mine site. Further disruption and volatility of financial markets could also limit operators’ access to the financing needed for operations. For example, High River, the operator of the Taparko mine, is in breach of its funding agreement with Royal Gold, and recently announced that its ability to continue as a going concern depends on, among other things, its ongoing discussions with its lenders and obtaining additional financing. For these or other reasons, it is possible the operators could delay or cease making royalty payments to us. If any of the operators of the properties on which we have royalties suffer these material adverse effects, enter into bankruptcy or liquidation, or undergo a change of control, then our royalty interests and the value of and revenue from our royalty interests may be materially adversely affected. In addition, a continued economic downturn or credit crisis could adversely affect our ability to obtain debt or equity financing for additional royalty acquisitions.
We may enter into acquisitions or other material royalty transactions at any time.
We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mining projects or to acquire companies that hold royalty assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, obtaining debt commitments for acquisition financing, participation in preliminary discussions, and involvement as a bidder in competitive auctions. Any such acquisition could be material to us and could significantly increase the size and scope of our business. In such event, we could issue substantial amounts of common stock or incur substantial additional indebtedness to fund the acquisition. Issuances of common stock would dilute the ownership of our existing stockholders and could reduce our earnings per share.
In addition, we may consider opportunities to restructure our royalties where we believe such restructuring would provide a long-term benefit to the Company, though such restructuring may reduce near-term revenues. For example, we restructured our royalties at Cortez in connection with the Barrick royalty portfolio acquisition, which reduced our royalty revenue from Cortez during the fiscal year ended June 30, 2009 by approximately $1.1 million. We could enter into one or more acquisition or restructuring transactions at any time.
We may incur substantial indebtedness that could have adverse effects on our business.
We may incur substantial indebtedness in the future in connection with financing acquisitions, strategic transactions or for other purposes. If we were to incur substantial additional indebtedness, it may become difficult for us to satisfy our debt obligations, increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations and proceeds of any equity issuances to payments on our indebtedness, thereby reducing the availability of cash flow to fund acquisitions and dividends and other general corporate purposes, which may place us at a competitive disadvantage to our competitors that have less debt or have other adverse effects on us.
We may be unable to successfully acquire additional royalty interests.
Our future success depends upon our ability to acquire royalty interests at appropriate valuations, including through corporate acquisitions, to replace depleting reserves and to diversify our royalty portfolio. We anticipate that most of our revenues will be derived from royalty interests that we acquire or finance, rather than through exploration and development of properties. There can be no assurance that we will be able to identify and complete the acquisition of such royalty interests, or businesses that own desired royalty interests, at reasonable prices or on favorable terms. In addition, we face competition in the acquisition of royalty interests. If we are unable to successfully acquire additional royalties, the reserves subject to our royalties will decline as the producing properties on which we have royalties are mined. We may also experience negative reactions from the financial markets or operators of properties on which we seek royalties if we are unable to successfully complete acquisitions of royalty interests or businesses that own desired royalty interests. Each of these factors may adversely affect the trading price of our common stock or our financial condition or results of operations.
Acquired royalty interests, particularly on development stage properties, are subject to the risk that they may not produce anticipated royalty revenues.
The royalty interests we acquire may not produce the anticipated royalty revenues. Royalty interests acquired on development stage properties are particularly sensitive to this risk. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments, particularly with respect to acquisitions of royalties on development stage properties. If the operator does not bring the property into production and operate in accordance with feasibility studies or other plans, then acquired royalty interests may not yield sufficient royalty revenues to be profitable. Furthermore, operators of development stage properties must obtain all necessary environmental permits and access to water, power and other raw materials needed for operations in order to begin production, and there can be no assurance operators will be able to do so. The Taparko project in Burkina Faso, which began production, the Peñasquito and Dolores mines in Mexico, both ramping up production, Pascua-Lama in Chile, and the Canadian Malartic and Holloway-Holt mining projects in Canada, are among our principal development stage royalty acquisitions to date. In addition, the Andacollo Production Interest that we expect to acquire from CDA is in the development stage and will not produce royalty revenue unless CDA is able to complete permitting and construction and successfully produce copper, as well as gold by-product, from the sulfide portions of the deposit and to operate the project at full capacity. See “Recent Developments — Proposed Acquisition of Andacollo Production Interest” within Item 7, MD&A, of this report. The failure of any of these projects to produce anticipated royalty revenues may materially and adversely affect our financial condition and results of operations.
Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision.
There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control and the control of the operators of mineral properties on which we have a royalty interest. Reserve estimates on our royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information. The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause a revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralized material containing relatively lower grades of ore uneconomical to exploit. Changes in operating and capital costs and other factors including short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves. Finally, it is important to note that our royalties give us only small percentage interests in the production from any reserve, and those percentage interests vary widely based on the individual royalty documents.
Estimates of production by the operators of mines in which we have royalty interests are subject to change, and actual production may vary materially from such estimates.
Production estimates are prepared by the operators of mining properties. There are numerous uncertainties inherent in estimating anticipated production attributable to our royalty interests, including many factors beyond our control and the control of the operators of properties in which we have royalty interests. We do not participate in the preparation or verification of production estimates and have not independently assessed or verified the accuracy of such information. The estimation of anticipated production is a subjective process and the accuracy of any such estimates is a function of the quality of available data, reliability of production history, variability in grade encountered, mechanical or other problems encountered, engineering and geological interpretation and operator judgment. Rates of production may be less than expected. Results of drilling, metallurgical testing and production, changes in commodity prices, and the evaluation of mine plans subsequent to the date of any estimate may cause actual production to vary materially from such estimates.
If title to properties is not properly maintained by the operators, our royalty revenues could decline.
The validity of unpatented mining claims, which constitute a significant portion of the properties on which we hold royalties in the United States, is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are held by absolute title to the land (fee simple). Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and therefore it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of an unpatented mining claim. If title to unpatented mining claims subject to our royalty interests has not been properly established or is not properly maintained, our royalty revenues could be adversely affected.
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
In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872 (the “General Mining Law”), which governs the creation, maintenance and possession of mining claims and related activities on federal public lands in the United States. Three such proposals are currently pending. Bills H.R. 699, S. 796 and H.R. 3201 were introduced in the Congress in January, April and July 2009, respectively. H.R. 699 would, if enacted, impose a royalty payable to the U.S. Government on existing and future production of minerals from unpatented mining claims in the United States, render certain federal lands unavailable for the location of unpatented mining claims, afford greater public involvement and regulatory discretion in the mine permitting process, provide for citizen suits against miners operating on federal lands, and impose new and stringent environmental operating standards and mined land reclamation requirements in addition to those already in effect.
If enacted, S. 796 would, among other things, impose a royalty on production of minerals from unpatented mining claims (except that production from permitted operations producing in commercial quantities on the date of enactment would be grandfathered), impose a land use fee on all federal lands included in mining permits, impose an abandoned mine land reclamation fee on all hardrock mining operations, afford greater public involvement and regulatory discretion in the mine permitting process and in determining appropriate financial assurance for completion of reclamation obligations, render certain federal lands unavailable for the location of unpatented mining claims, and impose new mined land reclamation requirements in addition to those already in effect.

H.R. 3201 would, if enacted, impose a royalty on production of minerals from unpatented mining claims located after the date of enactment, and impose an abandoned locatable mine land fee on production from unpatented mining claims.
If enacted, legislation such as H.R. 699, S. 796 and H.R. 3201 could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations on federal lands, perhaps materially and adversely affecting mine operators and, therefore, our royalty revenue.
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
Foreign operations and operation by foreign operators are subject to many risks.
We derived approximately 44% of our revenues from foreign sources during fiscal 2009, compared to 21% in fiscal 2008. We currently have interests in mines and projects outside of the United States in Argentina, Australia, Bolivia, Burkina Faso, Canada, Chile, Colombia, Finland, Honduras, Mexico, Nicaragua, the Republic of Guinea and Russia. We also evaluate precious metal royalty acquisitions or development opportunities in other parts of the world, including Central America, Europe, Republics of the former Soviet Union, Asia, Africa and South America. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, such things as volatile exchange controls and currency fluctuations, inflation, limitations on repatriation of earnings, foreign taxation, foreign real estate, contract and environmental laws and enforcement, expropriation or nationalization of property, labor practices and disputes and uncertain political and economic environments. There are also risks of war and civil disturbances, as well as other risks that could cause exploration or development difficulties or stoppages of operations, restrict the movement of funds or result in the deprivation or loss of contract or real property rights or the taking of property by nationalization or expropriation. Exploration licenses granted by some foreign countries do not include the right to mine, and in some jurisdictions the right to convert an exploration license into mining rights may not be automatic. Each country has discretion in determining whether to grant a license to mine. If an operator cannot secure a mining license following exploration of a property, or were to lose such a license, then the value of our royalty interest would be negatively affected or its validity undermined. Foreign operations also could be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. Furthermore, many of our operators are organized outside of the United States. Our royalty interests may be subject to the application of foreign laws to our operators, and their stockholders, including laws relating to corporate transactions, creditors’ rights, bankruptcy and liquidation.
The mining industry is subject to significant environmental risks.
Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and generally are becoming more restrictive and costly. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials, particularly water, needed for operations. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access water or other raw materials necessary to operate a mine, our royalty revenues could be reduced, delayed, or eliminated. These risks are most salient with regard to our development stage royalty properties where permitting may not be complete, but can also lead to significant cost burdens, interruptions or stoppage of operations at operating mines. Further, to the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition, results of operations and cash flows.
We depend on the services of our President and Chief Executive Officer and other key employees and on the participation of our Chairman.
We believe that our success depends on the continued service of our key executive management personnel. Currently, Tony Jensen is serving as our President and Chief Executive Officer. Mr. Jensen’s extensive commercial experience, mine operations background and industry contacts give us an important competitive advantage. Furthermore, our Chairman, Stanley Dempsey, who served as our Executive Chairman until his retirement in January 2009, remains closely involved with us. Mr. Dempsey’s knowledge of the royalty business and long-standing relationship with the mining industry are important to our success. The loss of the services of Mr. Jensen or other key employees could jeopardize our ability to maintain our competitive position in the industry. We currently do not have key person life insurance for any of our officers or directors.
Additional risks that Royal Gold may face as a result of the Teck Transaction are set forth below.
The closing of the Teck Transaction is subject to closing conditions, and there can be no assurance the closing conditions will be met.
There is no assurance that the Teck Transaction will be completed. The closing of the Teck Transaction is subject to satisfaction or waiver of certain conditions, including the condition that the operator, CDA, enter into certain concentrate marketing of its production from the Andacollo project and a condition in both Royal Gold’s and CDA’s favor that CDA’s material governmental approvals are not withdrawn or challenged (or such action threatened). CDA will be precluded from exercising the condition regarding governmental approvals if Royal Gold waives the condition and waives its rights to indemnification from CDA with respect to such governmental approvals. Teck/CDA has recently announced that they have encountered challenges to the previously granted permits for the process water supply, which may result in a delay in the start-up of the sulfide milling operations, and to accommodate the potential delay, Royal Gold has agreed to extend the outside closing date of the Teck Transaction. As such, either party may terminate the definitive agreement if closing conditions are not satisfied or waived by January 29, 2010.
Even if the Teck Transaction is completed, the Andacollo Production Interest may not produce the anticipated royalty revenue.
Even if the Teck Transaction is completed, there can be no assurance that the production interest we acquire on the Andacollo project will produce the anticipated royalty revenue. The success of the Andacollo project depends upon, among other factors, the ability of the operator to complete the construction of the mine and mill facilities for the sulfide portion of the deposit at the project, the ability of the operator to bring the project into production, the price of copper, the availability of resources necessary to construct and operate the project, including adequate water and power supplies and rights of way, and receipt and maintenance of necessary environmental and other permits to operate the project. While we understand that CDA holds the required air, water and other environmental permits, CDA has announced that challenges to previously granted permits for the water supply arrangements may result in delays to project start-up. There can be no assurance that developments in the political, regulatory or social environment will not require CDA to take further action, and incur additional costs, to maintain its permits or obtain other permits in order to complete development or to operate the project. The failure to maintain or obtain such permits could materially and adversely affect the anticipated benefits of the Teck Transaction.
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
The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock were $37.50 and $23.25 in the fiscal year ended June 30, 2007, $35.42 and $23.85 for the fiscal year ended June 30, 2008 and $49.81 and $22.75 for the fiscal year ended June 30, 2009. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:
•	market prices of gold and other metals;

•	interest rates;

•	expectations regarding inflation;

•	ability of operators to produce precious metals and develop new reserves;

•	currency values;

•	credit market conditions;

•	general stock market conditions; and

•	global and regional political and economic conditions.
Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.
We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Any such acquisition could be material to us and could significantly increase the size and scope of our business. To the extent we issue additional equity securities, the ownership of our existing stockholders could be diluted and our earnings per share would be reduced.
If a large number of shares of our common stock is sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.
We cannot predict what effect, if any, future issuances by us of our common stock or of other equity will have on the market price of our common stock. In addition, the shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. We may issue substantial additional shares of common stock or other securities in connection with other acquisition transactions. The market price of our common stock could decline if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could also impair our ability to raise capital through the sale of additional common stock in the capital markets.

We may change our practice of paying dividends.
We have paid a cash dividend on our common stock for each fiscal year beginning in fiscal year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors, including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations. If our board of directors declines to declare dividends in the future or reduces the current dividend level, then our stock price could fall, and the success of an investment in our common stock would depend solely upon any future stock price appreciation. We have increased our dividends in prior years. There can be no assurance, however, that we will continue to do so. For example, if we were to materially increase our borrowings to conduct a material acquisition, our board of directors could elect to modify our practice of paying dividends and potentially reduce or eliminate dividends on common stock.
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
We do not operate the properties in which we have royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material. Reserves are summarized below in this report in Item 2, Properties, Reserve Information. Our rights to information from the operators under our royalty agreements vary by royalty and by operator and we may not be entitled to information regarding certain properties. We do not participate in the preparation or calculation of the operators’ estimates, production reports or reserve calculations and have not independently assessed or verified the accuracy of such information.
There is more information available to the public regarding the properties in which we have royalties, including reports filed with the SEC by the operators Barrick, Newmont, Coeur d’Alene, Capital Gold and Goldcorp. For risks to our business associated with operations of mining properties by third parties see generally the risks described under Part I, Item 1A, “Risk Factors.” For risks associated with the operators’ reserve estimates, please see Part I, Item 1A, “Risk Factors — Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision” of this report for further detail.
The description of our principal royalties set forth in this Item 2, Properties, includes the location, operator, reserves and our royalty rate and interests. The descriptions do not include material current developments at each property. Material current developments announced by the operators are discussed in Item 7, MD&A, of this report.
Principal Royalties on Producing Properties
Recent activities and further information for each of the principal producing properties in which we have a royalty interest are described in the following pages. The Company considers both historical and future potential revenues in determining which royalties in our portfolio are principal to our business. Estimated future potential royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalties are no longer principal to our business. Reserves for our producing properties are summarized in this report in Item 2, Properties, Reserve Information.
Cortez Pipeline Mining Complex (Nevada, USA)
Cortez is a large open pit; mill and heap leach operation located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Cortez includes the Pipeline, South Pipeline, Gap and Crossroads deposits and is operated by subsidiaries of Barrick.
The royalty interests we hold at Cortez include:
(a)	Reserve Claims (“GSR1”). This is a sliding-scale GSR royalty for all gold produced from an area originally known as the “Reserve Claims,” which includes the majority of the Pipeline and South Pipeline deposits. As defined in our royalty agreement with Cortez, our GSR royalty applies to revenues attributed to products mined and removed, with no deduction for any costs paid by or charged to Cortez, except for deductions for refining and transportation of doré and Mining Law reform costs. Mining Law reform costs include all amounts paid by or charged to Cortez for any royalty, assessment, production tax or other levy imposed on and measured by production, to the extent that any such levy is hereafter imposed by the United States, in connection with reform of the General Mining Law or otherwise. As defined, no such Mining Law reform costs are currently deducted since no such reform has occurred. The revenues attributed to Cortez are determined on a deemed market value basis of total production for each calendar quarter outturned to Cortez’s account at the refiner. The GSR royalty rate on the Reserve Claims is tied to the gold price as shown in the table below and does not include indexing for inflation or deflation.

(b)	GAS Claims (“GSR2”). This is a sliding-scale GSR royalty for all gold produced from an area outside of the Reserve Claims, originally known as the “GAS Claims,” which encompasses approximately 50% of the GAP deposit and all of the Crossroads deposit. The GSR royalty rate on the GAS Claims, as shown in the table below, is tied to the gold price, without indexing for inflation or deflation, and applies to revenues attributed to products mined and removed, with no deduction of costs, except for refining and transportation of doré and Mining Law reform costs, if any. The GSR2 royalty, which was restructured as part of the Barrick acquisition, as discussed in more detail within Item 7, MD&A, of this report, will continue to apply to the mining claims that comprise the Crossroads deposit and approximately 50% of the GAP deposit.

(c)	Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% and originally covered the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2. However, as part of the Barrick acquisition, discussed in more detail within Item 7, MD&A, of this report, our GSR3 interest no longer covers the mining claims that comprise the undeveloped Crossroads deposit.

(d)	Net Value Royalty (“NVR1”). This is a fixed 1.25% NVR on production from the GAS Claims located on a portion of Cortez that excludes the Pipeline open pit. The Company owns 31.6% of the 1.25% NVR (or 0.39%) while limited partners (including certain directors of the Company) in the partnership that we consolidate own the remaining portion of the 1.25% NVR. This NVR1 royalty is calculated by deducting contract defined processing-related and associated capital costs, but not mining costs, from the revenue received by the operator for production from the area covered by the royalty. As part of the Barrick acquisition, as discussed in more detail within Item 7, MD&A, of this report, our 0.39% portion of the NVR1 royalty no longer covers the mining claims that comprise the undeveloped Crossroads deposit.
We also own three other royalties in the Cortez area where there is currently no production and no reserves attributed to these royalty interests.
The following shows the current sliding-scale GSR1 and GSR2 royalty rates under our royalty agreement with Cortez, as restructured as part of the Barrick transaction which is discussed in more detail within Item 7, MD&A, of this report:

London PM Quarterly Average			GSR1 and GSR2
Price of Gold Per Ounce ($U.S.)			Royalty Percentage
Below		$210.00	0.40%
$210.00	—	$229.99	0.50%
$230.00	—	$249.99	0.75%
$250.00	—	$269.99	1.30%
$270.00	—	$309.99	2.25%
$310.00	—	$329.99	2.60%
$330.00	—	$349.99	3.00%
$350.00	—	$369.99	3.40%
$370.00	—	$389.99	3.75%
$390.00	—	$409.99	4.00%
$410.00	—	$429.99	4.25%
$430.00	—	$449.99	4.50%
$450.00	—	$469.99	4.75%
$470.00	—	and above	5.00%
Under certain circumstances we would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.
Barrick estimated that at a $725 gold price, proven and probable reserves related to our royalty interests at Cortez includes 110.9 million tons of ore, at an average grade of 0.038 ounces per ton, containing approximately 4.261 million ounces of gold as of December 31, 2008. In addition, Barrick has reported additional mineralized material at Cortez totaling 59.9 million tons, at an average grade of 0.017 ounces of gold per ton.

The following illustration depicts the area subject to our royalty interests at Cortez:
Taparko (Burkina Faso, West Africa)
We own a 15.0% GSR royalty (TB-GSR1) and a sliding-scale GSR royalty (TB-GSR2), ranging from 0% to 10.0% depending on the price of gold, on all gold produced from the Taparko open pit gold mine. The Taparko mine is located in Burkina Faso, West Africa, and is operated by Somita, a subsidiary of High River. The Taparko mine is accessible by paved roads and is approximately 125 miles northeast of Ouagadougou, the capital of Burkina Faso.
TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. TB-GSR2 will remain in effect until the termination of TB-GSR1. Production at the Taparko mine commenced during our first fiscal quarter of 2008. As of June 30, 2009, we have recognized royalty revenue associated with the TB-GSR1 royalty totaling $11.2 million, which is attributable to cumulative production of approximately 84,000 ounces of gold.
We also own a perpetual 2.0% GSR royalty (TB-GSR3) on all gold produced from the Taparko mine that applies to production following the termination of TB-GSR1 and TB-GSR2 royalties. A portion of the TB-GSR3 royalty is associated with existing proven and probable reserves and has been classified as a development stage royalty interest. The remaining portion of the TB-GSR3 royalty, which is not currently associated with proven and probable reserves, is classified as an exploration stage royalty interest.
In addition, we own a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko mine processing facilities that is mined from any area outside of the Taparko mine area, subject to a maximum of 1.1 million tons per year. There currently are no proven and probable reserves associated with TB-MR1 and this royalty is classified as an exploration stage royalty interest.
As of December 31, 2008, High River estimated that at an $800 gold price, proven and probable reserves include 3.1 million tons of ore, at an average grade of 0.085 ounces per ton, containing 0.262 million ounces of gold, which reflects the remaining portion under the $35 million cap as of December 31, 2008, on the TB-GSR1 royalty.
Please refer to Item 7, MD&A, of this report for further discussion on recent developments at Taparko.
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

As of December 31, 2008, Quadra informed us that the copper and gold reserves were 134.1 million tons, at an average grade of 0.007 ounces per ton of gold, containing 0.905 million ounces of gold and a copper grade of 0.54% containing 1,455 million pounds of copper. The reserves were calculated at $2.00 per pound of copper and $800 per ounce of gold. Silver and molybdenum reserves were not reported but are produced and sold as by-products. In addition, Quadra reports additional mineralized material totaling 719.7 million tons at an average grade of 0.004 ounces per ton of gold and a copper grade of 0.41% inclusive of proven and probable reserves.
Please refer to “Recent Developments, Property Developments” within Item 7, MD&A, of this report for further discussion on developments at Robinson.
All of the ground within the “permit boundary,” as labeled in the following map, is subject to our royalty interest at the Robinson mine:
Leeville (Nevada, USA)
We own a carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville property, in Eureka County, Nevada. The Leeville property is approximately 19 air miles northwest of Carlin, Nevada, and is operated by a subsidiary of Newmont. The property is accessed by driving north from Carlin on Nevada State Highway 766 for 19 miles and then on an improved gravel road for two miles.
At the Leeville Mining Complex, proven and probable reserves, at a $725 gold price, include 7.7 million tons of ore, at an average grade of 0.328 ounces per ton, containing 2.518 million ounces of gold as of

December 31, 2008. In addition, Newmont has reported additional mineralized material totaling 0.8 million tons, at an average grade of 0.392 ounces of gold per ton, at Leeville as of December 31, 2008.
The following map depicts the area subject to our royalty interest at Leeville:
Mulatos (Sonora, Mexico)
As a result of the Barrick transaction, which is discussed further within Item 7, MD&A, of this report, our sliding-scale NSR royalty on the Mulatos open pit mine in southeastern Sonora, Mexico, increased to 1.0% to 5.0% from 0.30% to 1.5%. The Mulatos mine is located approximately 137 miles east of the city of Hermosillo and 186 miles south of the border with the United States and is operated by Alamos. Access to the mine from the city of Hermosillo can be made via private chartered flight or paved and gravel road.
The Mulatos royalty is capped at 2.0 million gold ounces of production. As of June 30, 2009, approximately 416,000 cumulative ounces of gold have been produced.
As of December 31, 2008, based upon a gold price of $700 per ounce, Alamos has reported proven and probable reserves of 52.5 million tons, at an average grade of 0.039 ounces per ton, containing 2.046 million ounces of gold. Additional mineralized material is reported as 58.0 million tons of ore at 0.029 ounces per ton as of December 31, 2008.

All of the ground within the shaded area on the following map depicts the area subject to our royalty interests at the Mulatos mine:
Goldstrike (Nevada, USA)
We own a 0.9% NSR royalty on the Goldstrike property located in Eureka County, Nevada, and operated by a subsidiary of Barrick. Specifically, our royalty is on the SJ Claims that cover a portion of the Betze-Post open pit mine. The Goldstrike property lies approximately 24 air miles northwest of Carlin, Nevada. The property is accessed by driving north from Carlin on Nevada State Highway 766 for 19 miles and then on an improved gravel road for five miles.
Barrick estimated that at a $725 gold price, proven and probable reserves related to our royalty interest at Goldstrike include 47.8 million tons of ore, at an average grade of 0.121 ounces per ton, containing approximately 5.768 million ounces of gold as of December 31, 2008. In addition, Barrick reported mineralized material of 3.7 million tons, at a grade of 0.056 ounces per ton, as of December 31, 2008.

The following map depicts the area subject to our royalty interest at Goldstrike:
Siguiri (Guinea, West Africa)
As part of the Barrick transaction, discussed within Item 7, MD&A, of this report, we own a sliding-scale NSR royalty currently paying 1.875% on the Siguiri gold mine, located in the Republic of Guinea, West Africa, and operated by AngloGold. The Siguiri gold mine is located within the Siguiri District in the northeast of the Republic of Guinea, West Africa, approximately 500 miles from the capital city of Conakry. Access to the Siguiri mine from Conakry, via Kankan province, is the Tamac road.
The Company has recognized approximately $3.9 million in royalty revenue since acquisition of the Siguiri royalty from Barrick. The Siguiri royalty is capped on a dollar basis at approximately $12.0 million and approximately $7.9 remains under the cap as of June 30, 2009.
As of December 31, 2008, AngloGold estimated that at a $720 gold price proven and probable reserves include 135.9 million tons of ore, at an average grade of 0.024 ounces per ton, containing 3.3 million ounces of gold. At a $720 gold price, approximately 580,000 ounces of gold production remains as of June 30, 2009 to reach the $7.9 million remaining cap on the Siguiri royalty.

The following map depicts the location of the Siguiri mine:
Peñasquito Project (Zacatecas, Mexico)
We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito project, located in the State of Zacatecas, Mexico, and operated by Goldcorp. The Peñasquito project is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The project, composed of two main deposits called Peñasco and Chile Colorado, hosts large silver, gold, zinc and lead reserves. The deposits contain both oxide and sulfide material. Access to the site is via either paved or cobbled roads west out of Concepcion del Oro nine miles to the town of Mazapil and then further approximately seven miles west of Mazapil.
Goldcorp estimates that at a gold price of $725 per ounce and a silver price of $12 per ounce proven and probable oxide reserves as of December 31, 2008 will total 201.1 million tons of oxide ore at an average gold grade of 0.004 ounces per ton containing 0.800 million ounces of gold, and at an average silver grade of 0.36 ounces per ton containing 72.1 million ounces of silver. Estimates for the sulfide reserves use the same gold and silver prices as the oxide reserve and include lead and zinc reserve estimates at a reserve price of $0.50 per pound for lead and $0.80 per pound for zinc. Proven and probable sulfide reserves as of December 31, 2008 include 1,112.2 million tons of sulfide ore at an average gold grade of 0.015 ounces per ton, a silver grade of 0.88 ounces per ton, a lead grade of 0.32% and a zinc grade of 0.69%

yielding contained metal of 16.630 million ounces of gold, 973.6 million ounces of silver, 7,070 million pounds of lead and 15,364 million pounds of zinc. The carrying value of the sulfide portion is classified as development stage of the Company’s Consolidated Balance Sheets as of June 30, 2009.
In addition, Goldcorp reported as of December 31, 2008 oxide mineralized material, at an $850 gold price and $14 per ounce silver price, totaled 39.9 million tons of oxide ore at an average grade of 0.002 ounces per ton gold and 0.143 ounces per ton silver while sulfide mineralized material, for the same period using the same gold and silver prices as the oxide material along with a lead price of $0.60 per pound and a zinc price of $1.00 per pound, totals 677.9 million tons of sulfide ore at an average grade of 0.007 ounces per ton gold, 0.54 ounces per ton silver, 0.19% lead and 0.55% zinc.
Please refer to Item 7, MD&A, of this report for further discussion on recent developments at Peñasquito.

The following illustration depicts the location of the Peñasquito project:
Dolores (Chihuahua, Mexico)
We own a 1.25% NSR royalty on gold and a 2.0% NSR royalty on both gold and silver from the Dolores project located in Chihuahua, Mexico, and operated by Minefinders. The Dolores project is located approximately 155 miles west of the city of Chihuahua, Mexico. The property can be accessed by approximately 56 miles of recently upgraded access road from Yepachi, Chihuahua, to the mine site. Access to the property can also be achieved by light aircraft landing on a dirt strip located about five miles from the mine site.
As of December 31, 2008, based upon a gold price of $600 per ounce, Minefinders has reported proven and probable gold reserves of 109.5 million tons, at an average grade of 0.022 ounces per ton, containing 2.444 million ounces of gold. Additional mineralized material is reported as 7.7 million tons at 0.090 ounces of gold per ton. Based upon an average silver price of $10 per ounce, Minefinders reported proven and probable silver reserves of 109.5 million tons, at an average grade of 1.16 ounces per ton, containing 126.6 million ounces of silver. Additional mineralized material is reported as 7.7 million tons at 2.868 ounces of silver per ton as of December 31, 2008.
Please refer to Item 7, MD&A, of this report for further discussion on recent developments at Dolores.
The following map depicts the area subject to our royalty interests at Dolores:
Principal Royalties on Development Stage Properties
The following is a description of our principal royalty interests on development stage properties. There are proven and probable reserves associated with these properties as indicated below. These development stage royalty interests are not currently in production. Reserves for our development stage properties are summarized below in this report in Item 2, Properties — Reserve Information.

Pascua-Lama Project (Region III, Chile)
We own a 0.16% to 1.08% sliding-scale NSR royalty on the Pascua-Lama project located on both sides of the border between Argentina and Chile, and operated by Barrick. The Pascua-Lama project is located within 7 miles of Barrick’s Veladero project. Access to the project is from the city of Vallenar, III Region, Chile, via secondary roads C-485 to Alto del Carmen, Chile, and C-489 from Alto del Carmen, Chile, to El Corral, Chile.
The sliding-scale NSR royalty is based upon the gold prices as shown in the following table.

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
Our royalty interest is applicable to all gold production from the portion of the Pascua-Lama project lying on the Chilean side of the border. The Company owns an additional royalty equivalent to 0.216% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017.
As of December 31, 2008, Barrick estimated that at a $725 gold price, proven and probable reserves include 324.7 million tons, at an average of 0.045 ounces per ton, containing 14.615 million ounces of gold. Additional mineralized material is reported as 78.9 million tons at 0.037 ounces of gold per ton, as of December 31, 2008.
Please refer to Item 7, MD&A, of this report for further discussion on recent developments at Pascua-Lama.
Canadian Malartic (Quebec, Canada)
As part of the Barrick acquisition, as discussed within Item 7, MD&A, of this report, we own a 2.0%-3.0% sliding-scale NSR royalty on the Canadian Malartic gold project located in Quebec, Canada, and owned by Osisko. The Canadian Malartic gold property is located in the Abitibi Gold Belt in Quebec, Canada, immediately south of the town of Malartic, Quebec, approximately 12 miles west of the town of Val d’Or. The northern extents of the Canadian Malartic property can be accessed directly from the Trans Canadian Highway 117. A paved road running north-south from the town of Malartic towards Lake Mourier cuts through the central area of the Canadian Malartic property.
Osisko announced the completion of a positive feasibility study resulting in proven and probable reserves at a $775 gold price of 202.0 million tons of ore, at a grade of 0.031 ounces per ton, and containing 6.28 million ounces of gold, of which 4.7 million ounces are subject to our royalty interest. Osisko estimated that gold production over the life of the mine will be approximately 591,000 ounces annually. The royalty is subject to a buy-down right for $1.0 to $1.5 million. If the buy down right is exercised by

Osisko, the sliding-scale NSR royalty would be reduced to a range between 1.0% and 1.5%. There is no expiration date on the buy down right.
Holt (Ontario, Canada)
As part of the Barrick acquisition, as discussed within Item 7, MD&A, of this report, we own a sliding-scale NSR royalty on the Holt portion of the Holloway-Holt mining project located in Ontario, Canada and owned 100% by St Andrew. The Holloway-Holt project straddles Ontario Provincial Highway 101 for approximately 25 miles beginning east of Matheson, Ontario, Canada and extending to the Quebec, Canada border. The sliding-scale NSR royalty rate on gold produced from the Holt portion of the mining project is calculated by multiplying 0.00013 by the quarterly average gold price. For example, at a quarterly average gold price of $950 per ounce, the effective royalty rate payable would be 12.35%.
St Andrew is currently redeveloping the Holloway mine under a staged investment plan and has announced that it expects to begin production at the Holt mine in the second half of calendar year 2010. According to St Andrew’s public filings in Canada from June 2008, proven and probable reserves subject to Royal Gold’s royalty equal 3.0 million tons at a grade of 0.165 ounces per ton, containing 0.486 million ounces of gold.
Please refer to Item 7, MD&A, of this report for further discussion on recent developments on our Holt royalty.

Reserve Information
Table 1 below summarizes proven and probable reserves for gold, silver, copper, zinc and lead that have been reported to us by the operators of our royalty interests as of December 31, 2008. Properties are currently in production unless noted as development (“DEV”) within the table. Properties for which we did not receive certain reserve breakdowns or information are noted as “DNR” within the table. Please refer to pages 39–41 for the footnotes to Table 1.
TABLE 1
Proven and Probable Gold Reserves 1,2,3
As of December 31, 2008 4,5

								PROVEN + PROBABLE
		PROVEN RESERVES			PROBABLE RESERVES			RESERVES
			Avg.	Gold		Avg.	Gold		Avg.	Gold
		Tons of	Gold	Contained	Tons of	Gold	Contained	Tons of	Gold	Contained
		Ore	Grade	Ozs [6]	Ore	Grade	Ozs [6]	Ore	Grade	Ozs [6]
PROPERTY	OPERATOR	(millions)	(oz/ton)	(millions)	(millions)	(oz/ton)	(millions)	(millions)	(oz/ton)	(millions)
Bald Mountain [7]	Barrick	DNR	DNR	DNR	DNR	DNR	DNR	27.45	0.026	0.720
Cortez (Pipeline) GSR1	Barrick	3.80	0.095	0.360	24.14	0.051	1.227	27.94	0.057	1.587	[8]
Cortez (Pipeline) GSR2	Barrick	8.29	0.038	0.312	74.65	0.032	2.362	82.95	0.032	2.674	[8]
Cortez (Pipeline) GSR3	Barrick	5.48	0.076	0.414	41.32	0.039	1.619	46.79	0.043	2.033	[8]
Cortez (Pipeline) NVR1	Barrick	3.69	0.047	0.173	38.46	0.037	1.419	42.15	0.038	1.592	[8]
Gold Hill (DEV)	Kinross/Barrick	0.28	0.013	0.004	31.08	0.015	0.459	31.37	0.015	0.463
Goldstrike [7]	Barrick	DNR	DNR	DNR	DNR	DNR	DNR	47.82	0.121	5.768
(SJ Claims)
Leeville [7]	Newmont	DNR	DNR	DNR	DNR	DNR	DNR	7.68	0.328	2.518
Marigold [9] (DEV)	Goldcorp/Barrick	11.75	0.021	0.251	23.89	0.018	0.433	35.63	0.019	0.683
Robinson	Quadra	130.04	0.007	0.884	4.10	0.005	0.021	134.14	0.007	0.905
Twin Creeks [7]	Newmont	DNR	DNR	DNR	DNR	DNR	DNR	DNR	DNR	0.080
Wharf [10]	Goldcorp	11.61	0.023	0.270	1.39	0.022	0.030	13.00	0.023	0.300
Canadian Malartic [7,11] (DEV)	Osisko Mining	DNR	DNR	DNR	DNR	DNR	DNR	150.56	0.031	4.727
Holt [12] (DEV)	St Andrew Goldfields	0.11	0.187	0.021	2.84	0.164	0.466	2.95	0.165	0.486
Pine Cove (DEV)	New Island Resources/ Anaconda Mining	0.00	0.000	0.000	2.57	0.081	0.207	2.57	0.081	0.207
Williams	Barrick	7.78	0.073	0.567	1.80	0.103	0.185	9.57	0.079	0.752

TABLE 1 (Continued)
Proven and Probable Gold Reserves 1,2,3
As of December 31, 2008 4,5

								PROVEN + PROBABLE
		PROVEN RESERVES			PROBABLE RESERVES			RESERVES
			Avg.	Gold		Avg.	Gold		Avg.	Gold
		Tons of	Gold	Contained	Tons of	Gold	Contained	Tons of	Gold	Contained
		Ore	Grade	Ozs [6]	Ore	Grade	Ozs [6]	Ore	Grade	Ozs [6]
PROPERTY	OPERATOR	(millions)	(oz/ton)	(millions)	(millions)	(oz/ton)	(millions)	(millions)	(oz/ton)	(millions)
Dolores [13]	Minefinders	62.42	0.023	1.454	47.04	0.021	0.990	109.46	0.022	2.444
El Chanate [14]	Capital Gold	23.03	0.023	0.519	24.52	0.020	0.395	47.55	0.022	0.913
Mulatos [15]	Alamos	13.01	0.050	0.649	39.52	0.035	1.397	52.53	0.039	2.046
Peñasquito [16] (Oxide)	Goldcorp	63.71	0.006	0.360	137.40	0.003	0.430	201.11	0.004	0.800
Peñasquito [16] (Sulfide) (DEV)	Goldcorp	618.62	0.018	11.390	493.53	0.011	5.250	1,112.15	0.015	16.630
Don Mario [7,17] (LMZ)	Orvana	DNR	DNR	DNR	DNR	DNR	DNR	0.21	0.290	0.060
El Limon	B2Gold	0.08	0.157	0.012	1.20	0.135	0.162	1.28	0.136	0.174
El Toqui [18]	Breakwater	0.73	0.105	0.077	2.95	0.070	0.207	3.68	0.077	0.284
Martha	Coeur d’Alene	0.02	0.07	0.001	0.06	0.04	0.002	0.08	0.04	0.003
Pascua-Lama [19] (DEV)	Barrick	36.10	0.053	1.917	288.60	0.044	12.698	324.70	0.045	14.615
Balcooma [20]	Kagara	0.35	0.020	0.007	2.44	0.008	0.019	2.79	0.009	0.026
Meekatharra [21] (Paddy’s Flat) (DEV)	Mercator Gold	0.00	0.000	0.000	2.19	0.140	0.308	2.19	0.140	0.308
Siguiri [22]	Anglogold Ashanti	61.87	0.016	1.010	73.98	0.030	2.240	135.85	0.024	3.250
Taparko [23] TB-GSR1 and TB-GSR2	High River	DNR	DNR	DNR	DNR	DNR	DNR	3.09	0.085	0.262 [24,25]
Taparko [23] TB-GSR3	High River	DNR	DNR	DNR	DNR	DNR	DNR	6.42	0.085	0.544

TABLE 1 (Continued)
Proven and Probable Silver Reserves 1,2,3
As of December 31, 2008 5,26

								PROVEN + PROBABLE
		PROVEN RESERVES			PROBABLE RESERVES			RESERVES
			Avg.	Silver		Avg.	Silver		Avg.	Silver
		Tons of	Silver	Contained	Tons of	Silver	Contained	Tons of	Silver	Contained
		Ore	Grade	Ozs [6]	Ore	Grade	Ozs [6]	Ore	Grade	Ozs [6]
PROPERTY	OPERATOR	(millions)	(oz/ton)	(millions)	(millions)	(oz/ton)	(millions)	(millions)	(oz/ton)	(millions)
Troy 7.0% GSR [23]	Revett	—	—	—	—	—	—	0.48	1.19	0.569 [27]
6.1% GSR								1.72	1.19	2.046
2.0% GSR								0.98	1.19	1.164
Dolores [13]	Minefinders	62.42	1.18	73.415	47.04	1.13	53.230	109.46	1.16	126.645
Peñasquito [16] (Oxide )	Goldcorp	63.71	0.54	34.300	137.40	0.28	37.800	201.11	0.36	72.100
Peñasquito [16] (Sulfide) (DEV)	Goldcorp	618.62	0.99	611.500	493.53	0.73	362.100	1,112.15	0.88	973.600
El Toqui [18]	Breakwater	0.73	0.15	0.106	2.95	0.38	1.121	3.68	0.33	1.227
Martha	Coeur d’Alene	0.02	55.86	0.992	0.06	31.22	1.817	0.08	36.99	2.809
Balcooma [20]	Kagara	0.35	1.87	0.654	2.44	0.41	1.003	2.79	0.59	1.657

TABLE 1 (Continued)
Proven and Probable Base Metal and Other Reserves 1,2,3
As of December 31, 2008 5
COPPER 28

								PROVEN + PROBABLE
		PROVEN RESERVES			PROBABLE RESERVES			RESERVES
			Avg.	Copper		Avg.	Copper		Avg.	Copper
		Tons of	Copper	Contained	Tons of	Copper	Contained	Tons of	Copper	Contained
		Ore	Grade	Lbs [6]	Ore	Grade	Lbs [6]	Ore	Grade	Lbs [6]
PROPERTY	OPERATOR	(millions)	(% Cu)	(millions)	(millions)	(% Cu)	(millions)	(millions)	(% Cu)	(millions)
Robinson	Quadra	130.04	0.55	1,420	4.10	0.42	35	134.14	0.54	1,455
Troy 7% GSR [23]	Revett	DNR	DNR	DNR	DNR	DNR	DNR	0.44	0.57	5 [27]
6.1% GSR								1.50	0.57	17
2.0% GSR								2.38	0.57	27
El Toqui [18]	Breakwater	0.00	0.00	0	2.95	0.10	6	2.95	0.10	6
Balcooma [20]	Kagara	0.35	1.30	9	2.44	3.05	149	2.79	2.83	158
ZINC 29

								PROVEN + PROBABLE
		PROVEN RESERVES			PROBABLE RESERVES			RESERVES
			Avg.	Zinc		Avg.	Zinc		Avg.	Zinc
		Tons of	Zinc	Contained	Tons of	Zinc	Contained	Tons of	Zinc	Contained
		Ore	Grade	Lbs [6]	Ore	Grade	Lbs [6]	Ore	Grade	Lbs [6]
PROPERTY	OPERATOR	(millions)	(% Zn)	(millions)	(millions)	(% Zn)	(millions)	(millions)	(% Zn)	(millions)
Peñasquito [16] (Sulfide) (DEV)	Goldcorp	618.62	0.77	9,587	493.53	0.59	5,776	1,112.15	0.69	15,364
El Toqui [18]	Breakwater	0.73	7.30	106	2.95	7.10	419	3.68	7.14	525
Balcooma [20]	Kagara	0.35	7.20	50	2.44	0.43	21	2.79	1.28	71
LEAD 30

								PROVEN + PROBABLE
		PROVEN RESERVES			PROBABLE RESERVES			RESERVES
			Avg.	Lead		Avg.	Lead		Avg.	Lead
		Tons of	Lead	Contained	Tons of	Lead	Contained	Tons of	Lead	Contained
		Ore	Grade	Lbs [6]	Ore	Grade	Lbs [6]	Ore	Grade	Lbs [6]
PROPERTY	OPERATOR	(millions)	(% Pb)	(millions)	(millions)	(% Pb)	(millions)	(millions)	(% Pb)	(millions)
Peñasquito [16] (Sulfide) (DEV)	Goldcorp	618.62	0.36	4,437	493.53	0.27	2,633	1,112.15	0.32	7,070
El Toqui [18]	Breakwater	0.73	0.20	3	2.95	0.50	30	3.68	0.44	33
Balcooma [20]	Kagara	0.35	2.60	18	2.44	0.19	9	2.79	0.49	27

TABLE 1 (Continued)
Proven and Probable Base Metal and Other Reserves 1,2,3
As of December 31, 2008 5
NICKEL 31

PROVEN + PROBABLE
		PROVEN RESERVES			PROBABLE RESERVES			RESERVES
			Avg.	Nickel		Avg.	Nickel		Avg.	Nickel
		Tons of	Nickel	Contained	Tons of	Nickel	Contained	Tons of	Nickel	Contained
		Ore	Grade	Lbs [6]	Ore	Grade	Lbs [6]	Ore	Grade	Lbs [6]
PROPERTY	OPERATOR	(millions)	(% Ni)	(millions)	(millions)	(% Ni)	(millions)	(millions)	(% Ni)	(millions)
Mt. Goode [7] (Cosmos)	Xstrata	DNR	DNR	DNR	DNR	DNR	DNR	1.21	4.12	101
POTASH 32

PROVEN + PROBABLE
		PROVEN RESERVES			PROBABLE RESERVES			RESERVES
				Finished			Finished			Finished
				Product			Product			Product
		Tons of	Avg.	Contained	Tons of	Avg.	Contained	Tons of	Avg.	Contained
		Ore	K20	Tons [6]	Ore	K20	Tons [6]	Ore	K20	Tons [6]
PROPERTY	OPERATOR	(millions)	Grade	(millions)	(millions)	Grade	(millions)	(millions)	Grade	(millions)
Allan [7,33,34]	Potash Corporation	DNR	DNR	DNR	DNR	DNR	DNR	361.55	25.90	DNR
of Saskatchewan

FOOTNOTES TO TABLE 1

[1]	Set forth below are the definitions of proven and probable reserves used by the U.S. Securities and Exchange Commission.

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

[2]	Royal Gold has disclosed a number of reserve estimates that are provided by royalty operators that are foreign issuers and are not based on the U.S. Securities and Exchange Commission’s definitions for proven and probable reserves. For Canadian issuers, definitions of “mineral reserve,” “proven mineral reserve,” and “probable mineral reserve” conform to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of these terms as of the effective date of estimation as required by National Instrument 43-101 of the Canadian Securities Administrators. For Australian issuers, definitions of “mineral reserve,” “proven mineral reserve,” and “probable mineral reserve” conform with the Australasian Code for Reporting of Mineral Resources and Ore Reserves prepared by the Joint Ore Reserves Committee of the Australasian Institute of Mining and Metallurgy, Australian Institute of Geoscientists and Minerals Council of Australia, as amended (“JORC Code”).

[3]	The reserves reported are either estimates received by the various operators or are based on royalty documentation material provided to Royal Gold or which is derived from recent publicly-available information from the operators of the various properties or various recent National Instrument 43-101 or JORC Code reports filed by operators. Accordingly, Royal Gold is not able to reconcile the reserve estimates prepared in reliance on National Instrument 43-101 or JORC Code with definitions of the U.S. Securities and Exchange Commission.

[4]	Gold reserves were calculated by the operators at the following per ounce prices: $800 — Robinson and Taparko; $775 — Canadian Malartic and Holt; $750 — El Chanate, Don Mario, Martha and Williams; $725 — Bald Mountain, Cortez (Pipeline Mining Complex), Gold Hill; Goldstrike, Leeville, Marigold, Pascua-Lama, Peñasquito, Twin Creeks and Wharf; $720 — Siguiri; $700 — Mulatos; $600 — Dolores and El Toqui; $550 — El Limon, and $425 — Pine Cove. No gold price is reported for Balcooma and Meekatharra.

[5]	Reserves have been reported by the operators as of December 31, 2008, with the exception of the following properties: Dolores — March 25, 2008; Balcooma — June 30, 2008; Don Mario — September 30, 2008; Mt. Goode — October 31, 2008; and Pine Cove — March 18, 2005.

[6]	“Contained ounces” or “contained pounds” do not take into account recovery losses in processing the ore.

[7]	The operators at Allan, Bald Mountain, Canadian Malartic, Don Mario, Goldstrike, Leeville, Mt. Goode and Twin Creeks did not provide a breakdown of proven and probable reserves.

[8]	NVR1 and GSR3 reserves are subsets of the reserves covered by GSR1 and GSR2 reserves.

[9]	The 2.0% NSR royalty interest covers the majority of six sections of land, containing a number of open pits, but does not cover the current mining in the Basalt/Antler area.

[10]	NSR sliding-scale schedule (price of gold per ounce — royalty rate): $0.00 to under $350 — 0.0%; $350 to under $400 — 0.5%; $400 to under $500 — 1.0%; $500 or higher — 2.0%.

FOOTNOTES TO TABLE 1 (Continued)

[11]	Royalty is subject to a buy down right of $1.0 — $1.5 million depending on the price of gold, exercisable at any time, for one-half of the royalty. NSR sliding-scale schedule (price of gold per ounce — royalty rate): $0.00 to $350 — 2.0%; above $350 — 3.0%.

[12]	See “Recent Developments, Property Developments” within Item 7, MD&A, of this report for further discussion on our Holt royalty.

[13]	Dolores reserve numbers have not been updated to remove material consumed in late 2008 commissioning activities.

[14]	The NSR sliding-scale royalty is capped once payments of approximately $17.0 million have been received. As of June 30, 2009, approximately $14.7 million remains under the cap.

[15]	The Company’s royalty is subject to a 2.0 million ounce cap on gold production. There have been approximately 416,000 ounces of cumulative production as of June 30, 2009. NSR sliding-scale schedule (price of gold per ounce — royalty rate): $0.00 to $299.99 — 1.0%; $300 to $324.99 — 1.50%; $325 to $349.99 — 2.0%; $350 to $374.99 — 3.0%; $375 to $399.99 — 4.0%; $400 or higher — 5.0%.

[16]	Operator reported reserve estimates by oxide and sulfide material types. The sulfide material will be processed by milling. The oxide material will be processed using heap leaching.

[17]	The Don Mario reserves are contained in the lower mineralized zone (“LMZ”). The upper mineralized zone (“UMZ”) is currently the subject of a feasibility study which is not yet public.

[18]	NSR sliding-scale schedule (price of zinc per ounce — royalty rate): $0.50 to below $0.55 — 1.0%; $0.55 to below $0.60 — 2.0%; $0.60 or higher — 3.0%. Gold is produced as a by-product of zinc.

[19]	Royalty applies to all gold production from an area of interest within Chile. Only that portion of the reserves pertaining to our royalty interest in Chile is reflected here.

[20]	A portion of the reported reserves may not be subject to Royal Gold’s royalty interests.

[21]	Royalty applies on production above 50,000 ounces.

[22]	The royalty is capped on a dollar basis, and approximately $7.9 million remains unrecognized as of June 30, 2009.

[23]	Due to the royalty structure at the Taparko and Troy mines, reserves cannot be broken down into proven and probable.

[24]	TB-GSR1 and TB-GSR2 royalties are subject to the same reserve.

[25]	The reserves at Taparko have been adjusted by Royal Gold based on actual 2008 depletion and on the operator’s reserve gold price assumption of $800 per ounce, to reflect the $35 million cap on the TB-GSR1 royalty. Upon meeting this cap, both the TB-GSR1 and TB-GSR2 royalties cease and the TB-GSR3 royalty becomes effective. The TB-GSR3 reserves represent the remaining reserves after subtracting the reserves associated with TB-GSR1 and TB-GSR2.

[26]	Silver reserves were calculated by the operators at the following prices per ounce: $13.25 for Martha; $12.00 for Peñasquito and Troy; $11.00 for El Toqui; and $10.00 for Dolores. No silver price is available for Balcooma.

[27]	The reserves subject to the 7.0% GSR royalty have been calculated by Royal Gold based on the expectation of meeting the monetary cap of $10.5 million in cumulative payments. Royal Gold used the operator’s December 31, 2008 silver and copper reserve prices of $12.00 per ounce and $2.25 per pound, respectively, to calculate this adjustment.

[28]	Copper reserves were calculated by the operators at $2.00 per pound for Robinson; $2.25 per pound for Troy; $2.50 per pound for El Toqui. No copper price is available for Balcooma.

[29]	Zinc reserves were calculated by the operators at the following price per pound: $1.00 for El Toqui; and $0.80 for Peñasquito. No zinc price is available for Balcooma.

FOOTNOTES TO TABLE 1 (Continued)

[30]	Lead reserves were calculated by the operators at the following price per pound: $0.50 for Peñasquito and $0.70 for El Toqui. No lead price is available for Balcooma.

[31]	Nickel reserve price was not available.

[32]	Potash reserve price was not available.

[33]	The reserve calculation parameters used by the operator to determine reserves can be found in its 2008 Annual Report on Form 10-K. The operator did not report tons of finished product.

[34]	The royalty applies to 40% of production. The royalty rate is $1.44 per ton for the first 600,000 tons on which the royalty is paid, reducing to $0.72 per ton on between 600,000 and 800,000 tons and to $0.36 per ton above 800,000 tons. The sliding-scale is applicable when the price of potash drops below $23 per ton. Given the North American market price for potash, the complete sliding-scale schedule is not presented here. In addition, there is a $0.25 per ton royalty payable on annual production up to 600,000 tons.

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
Under the terms of the federal Partial Consent Decree and the state AOC, we believe our potential liability to the United States of America, the State of California, and third parties to be effectively settled and any further exposure related to the Casmalia site to be a remote possibility.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the quarter ended June 30, 2009. Results from our annual meeting will be described in Part II, Item 4 of our report that will be filed on Form 10-Q for the quarter ending December 31, 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Current Stockholders
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “RGLD” and on the Toronto Stock Exchange under the symbol “RGL.” The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for the common stock on NASDAQ, for each quarter since July 1, 2006.

		Sales Prices
Fiscal Year:		High	Low
2007	First Quarter (July, Aug., Sept. — 2006)	$31.82	$25.67
	Second Quarter (Oct., Nov., Dec. — 2006)	$37.50	$24.12
	Third Quarter (Jan., Feb., March — 2007)	$36.50	$29.31
	Fourth Quarter (April, May, June — 2007)	$30.87	$23.25

2008	First Quarter (July, Aug., Sept. — 2007)	$34.36	$23.85
	Second Quarter (Oct., Nov., Dec. — 2007)	$35.39	$26.54
	Third Quarter (Jan., Feb., March — 2008)	$35.42	$27.51
	Fourth Quarter (April, May, June — 2008)	$32.93	$26.87

2009	First Quarter (July, Aug., Sept. — 2008)	$39.50	$26.88
	Second Quarter (Oct., Nov., Dec. — 2008)	$49.45	$22.75
	Third Quarter (Jan., Feb., March — 2009)	$49.81	$35.76
	Fourth Quarter (April, May, June — 2009)	$48.69	$34.16
As of August 14, 2009, there were 1,068 shareholders of record of our common stock.
Dividends
We have paid a cash dividend on our common stock for each calendar year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.
For calendar year 2009, we announced an annual dividend of $0.32 per share of common stock, payable in four quarterly payments of $0.08 each. The first payment of $0.08 per share was made on January 16, 2009, to shareholders of record at close of business on January 2, 2009. The second payment of $0.08 per share was made on April 17, 2009, to shareholders of record at the close of business on April 3, 2009. The third payment of $0.08 per share was made on July 17, 2009, to shareholders of record at the close of business on July 2, 2009. We anticipate paying the fourth payment of $0.08 per share on October 16, 2009, to shareholders of record at the close of business on October 2, 2009.
For calendar year 2008, we announced an annual dividend of $0.28 per share of common stock, payable in four quarterly payments of $0.07 each. The first payment of $0.07 per share was made on

January 18, 2008, to shareholders of record at close of business on January 4, 2008. The second payment of $0.07 per share was made on April 18, 2008, to shareholders of record at the close of business on April 4, 2008. The third payment of $0.07 per share was made on July 18, 2008, to shareholders of record at the close of business on July 3, 2008. We paid the fourth payment of $0.07 per share on October 17, 2008, to shareholders of record at the close of business on October 3, 2008.
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
Sales of Unregistered Securities
We did not make any unregistered sales of our securities during the fiscal year ended June 30, 2009.
ITEM 6. SELECTED FINANCIAL DATA
Selected Statements of Operations Data

	For The Fiscal Years Ended June 30,
Amounts in thousands, except per share data	2009	2008	2007	2006	2005
Royalty revenue	$73,771	$66,297	$48,357	$28,380	$25,302
Costs of operations	3,551	3,664	3,265	2,288	1,847
General and administrative expense	7,352	7,208	5,824	5,022	3,695
Exploration and business development	2,998	4,079	2,493	3,397	1,893
Depreciation, depletion and amortization	32,578	18,364	8,269	4,261	3,205
Income tax expense	21,857	12,050	9,549	5,101	4,102
Net income	38,348	24,043	19,720	11,350	11,454
Net income available to common stockholders	38,348	19,255	19,720	11,350	11,454
Basic earnings per share	1.08	0.62	0.79	0.50	0.55
Diluted earnings per share	1.07	0.61	0.79	0.49	0.54
Common dividends declared per share(1)	0.30	0.28	0.25	0.22	0.19

(1)	The 2009, 2008, 2007, 2006 and 2005 calendar year dividends were $0.32, $0.28, $0.26,$0.22 and $0.20, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our common dividends.

Selected Balance Sheet Data

	For The Fiscal Years Ended June 30,
Amounts in thousands	2009	2008	2007	2006	2005
Total assets	$809,924	$545,850	$356,649	$171,765	$102,158
Working capital	312,519	202,043	90,995	81,452	53,330
Royalty interests in mineral properties, net	455,966	300,670	215,839	84,590	44,817
Note payable	19,250	15,750	15,750	—	—
Other long-term liabilities	703	504	98	98	97
Net deferred tax liabilities	23,371	26,034	5,911	6,683	7,426
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
The Company owns royalties on 25 producing properties, 8 development stage properties and over 80 exploration stage properties, of which the Company considers 25 to be evaluation stage projects. The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations, nor are we required to contribute to capital costs, exploration costs, environment costs or other operating costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2009, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the price of gold and other metals, as well as production from our producing stage royalty interests. For the fiscal years ended June 30, 2009, 2008 and 2007, the price of gold averaged $874, $821 and $638 per ounce, respectively, the price of silver averaged $12.91, $15.40 and $12.74 per ounce, respectively, and the price of copper averaged $2.25, $3.53 and $3.22 per pound, respectively. The price of gold and other metals have fluctuated widely in recent years. The marketability and the price of gold and other metals are influenced by numerous factors beyond the control of the Company and may have a material and adverse effect on the Company’s results of operations and financial condition. For the fiscal year ended June 30, 2009, Royal Gold derived 84% of its total revenue from gold royalties, 3% of its total revenue from silver royalties, 11% of its total revenue from copper royalties and 2% of its total revenue from other metal royalties.
The increase in the average gold price, production from the recently acquired Barrick royalty portfolio (notably Mulatos and Siguiri), an increase in production at Taparko and Leeville, and commencement of production at Peñasquito and Dolores, contributed to royalty revenue of $73.8 million during the fiscal year ended June 30, 2009, compared to royalty revenue of $66.3 million during the fiscal year ended June 30, 2008. The increase in our royalty revenue during fiscal year 2009 was partially offset due to a decrease in production and a reduction in our GSR2 royalty rate (as part of the Barrick transaction discussed below) at Cortez and a decrease in production and negative provisional pricing adjustments at Robinson.
Please see Part I, Item 1, Business, and Part I, Item 2, Properties, of this report for discussion of Royal Gold’s producing, development stage and exploration stage royalty interests.
Recent Developments
Please also see the “Liquidity and Capital Resources” section below within this Item 7 for discussion of our equity offering, credit facility amendment and other recent liquidity and capital developments.
Business Developments
Proposed Acquisition of Andacollo Production Interest
On April 3, 2009, the Company entered into a definitive agreement (“Master Agreement”) with a Chilean subsidiary of Teck Resources Limited (“Teck”), CDA, to acquire an interest in the gold produced from the sulfide portion of the Andacollo project in Chile (the “Andacollo Production Interest”). The purchase price for the Andacollo Production Interest consists of $217.9 million in cash and 1,204,136 of the Company’s common shares.
The Andacollo Production Interest will equal 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. The mine, located about 34 miles southeast of the city of La Serena, Chile, produces copper from the oxide portion of the deposit and Teck is currently constructing facilities to produce both copper and gold from the sulfide portion of the deposit. The Andacollo Production Interest will not cover copper production.
Proven and probable reserves, as estimated by the operator as of December 31, 2008, for the sulfide portion are 393.5 million tonnes (433.7 million tons) with a grade of 0.39% copper and 0.13 g/t (0.004 ozs/ton) gold. This equates to 1.6 million contained ounces of gold. Reserves were estimated using a copper price of $1.50 per pound and a gold price of $480 per ounce. Gold will be produced as a by-product of copper production, with a gold recovery rate estimated by the operator to be approximately 61%. Once the mine is in full production, the operator expects the mill to have a capacity of 55,000 tonnes (60,630 tons) per day. The operator estimates that the mine will produce on average approximately 53,000 ounces of gold and 76,000 tonnes (83,775 tons) of copper in concentrate annually for the first 10 years of commercial production, with an estimated mine life of 20 years. The mine is estimated to begin initial production of gold in the fourth quarter of calendar 2009, with commercial production at the mine to be achieved in the first half of calendar year 2010, unless this schedule is delayed by challenges to previously granted permits relating to CDA’s water supply, as recently announced by Teck.
On August 12, 2009, Teck announced that they have encountered challenges to the previously granted permits for the process water supply, which may result in a delay in the start-up of the sulfide milling operations. Royal Gold’s obligation to close the Teck Transaction is subject to CDA’s completion of concentrate marketing for a specified percentage of its concentrate production from the Andacollo mine, the condition that CDA’s material government approvals are not withdrawn or challenged, and completion of certain limited due diligence satisfactory to Royal Gold, as well as other customary closing conditions. To accommodate the potential delay in the start-up of the sulfide milling operations, we have agreed to extend the outside closing date of the Teck Transaction. As such, either party may terminate the definitive agreement if the closing conditions are not met by January 29, 2010.

Please also see Part I, Item 1A, Risk Factors — Additional risks that Royal Gold may face as a result of the Teck Transaction..., for further discussion on potential risks associated with the Teck Transaction.
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
Pursuant to the Barrick transaction, we acquired royalties on 72 properties in various stages of production, development, evaluation and exploration.
The restructuring of Royal Gold’s royalty positions at Cortez consisted of: (1) a reduction of the Company’s GSR2 sliding-scale royalty (ranging from 0.72% to 9.0%) to match the current GSR1 sliding-scale royalty rate (ranging from 0.40% to 5.0%) and (2) the elimination of Royal Gold’s interest in the 0.71% GSR3 royalty and the 0.39% NVR1 royalty on the mining claims that comprise the undeveloped Crossroads deposit. The GSR3 and NVR1 royalties that cover areas outside the Crossroads deposit at Cortez were not affected by this transaction. The Crossroads deposit continues to be subject to the Company’s GSR2 royalty at the sliding-scale rate of 0.4% to 5.0%.
The royalty portfolio acquired from Barrick has generated approximately $12.2 million in royalty revenue from the completion of the acquisition of the Barrick royalty portfolio on October 1, 2008 through June 30, 2009. The key assets in the Barrick royalty portfolio include the following properties:
Mulatos — A sliding-scale NSR royalty currently paying 3.5% on Alamos’ Mulatos mine. Prior to October 1, 2008, we owned a 0.30% to 1.50% sliding-scale NSR royalty on the property. This acquisition consolidated the Mulatos royalty and increased our royalty interest to a 1.0% to 5.0% sliding-scale NSR royalty. At current commodity prices, the Mulatos royalty is 5.0%. As a result of the acquisition, the Company recognized approximately $3.9 million in additional royalty from completion of the acquisition of the Barrick royalty portfolio on October 1, 2008 through June 30, 2009. The royalty is capped at 2.0 million gold ounces of production and approximately 416,000 cumulative gold ounces have been produced through June 30, 2009;
Canadian Malartic — A 2.0% to 3.0% sliding-scale NSR royalty on the Canadian Malartic gold project, owned by Osisko. Osisko announced the completion of a positive feasibility study resulting in proven and probable reserves of 202 million tons of ore, at a grade of 0.031 ounces per ton, containing 6.28 million ounces of gold, of which 4.7 million is subject to our royalty interest. Osisko estimated that gold production over the life of the mine will be approximately 591,000 ounces annually. The royalty is subject to a buy-down right and is classified as a development stage royalty interest on the Company’s consolidated balance sheets. If the buy-down right is exercised by Osisko for $1.0 million to $1.5 million, the sliding-scale NSR royalty would be reduced to 1.0%-1.5%;
Siguiri — A sliding-scale NSR royalty currently paying 1.875% on the Siguiri gold mine in Guinea, West Africa, operated by AngloGold Ashanti. The Company recognized approximately $4.0 million since the acquisition of the Barrick royalty portfolio on October 1, 2008 through June 30, 2009. The royalty is capped on a dollar basis and approximately $7.9 million remains under the cap as of June 30, 2009; and

Holt — A sliding-scale NSR royalty on the Holt portion of the Holloway-Holt mining project located in Ontario, Canada and owned 100% by St Andrew. The sliding-scale NSR royalty rate applicable to gold production from the Holt mine was recently judicially determined to be calculated by multiplying 0.00013 by the quarterly average gold price. For example, at a quarterly average gold price of $950 per ounce, the effective royalty rate payable would be 12.35%.
Please refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion on the acquisition of the Barrick royalty portfolio.
Amended and Restated Credit Facility
On October 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with HSBC Bank USA National Association (“HSBC Bank”), Scotiabanc Inc. (“Scotiabanc”), and The Bank of Nova Scotia (“Bank of Nova Scotia”) which, among other things, increased the Company’s existing credit facility from $80 million to $125 million and extended the maturity date to October 30, 2013. As of June 30, 2009, the Company did not have any amounts outstanding under the credit facility. Refer to “Liquidity and Capital Resources” below within this MD&A for further discussion on the Credit Agreement.
Property Developments
Taparko
The Taparko mine commenced gold production in August 2007 and has contributed approximately $17.9 million in royalty revenue (from TB-GSR1 and TB-GSR2) since production commenced. Reserve characteristics, mining activity, and gold recovery performance has been near feasibility study estimates. However, mill performance has suffered since start-up due to problems associated with the grinding mill drive-train and production ceased on June 11, 2008. A new gear box to correct the mill problems was installed on October 29, 2008, and operations at Taparko re-commenced on November 4, 2008. Although improved, elevated vibrations in certain elements of the mill drive train are still a concern for potential interruptions to sustained production. Despite the mill problems for much of the first half of fiscal year 2009, gold sales at Taparko for the fiscal year were approximately 48,000 ounces compared to approximately 36,000 ounces during fiscal year 2008.
Somita SA (“Somita”), a 90% owned subsidiary of High River and the operator of Taparko, is in breach of certain obligations under the Amended and Restated Funding Agreement dated February 22, 2006 (the “Funding Agreement”) between Royal Gold, Inc. and Somita. Royal Gold has invested $35 million for the development of the Taparko mine under the Funding Agreement. As security for the Company’s investment in Somita, two of High River’s subsidiaries have pledged their equity interests in Somita and High River (West Africa) Ltd., the corporate parent of Somita. The pledge will remain in effect until certain production and performance standards have been attained at the Taparko mine. In addition, Royal Gold obtained as collateral a pledge of shares of certain equity investments in public companies held by High River. The fair market value of the pledged shares is approximately $32.1 million as of June 30, 2009. The Company’s carrying value of its royalty interests at Taparko was approximately $24.3 million as of June 30, 2009. The collateral will remain in effect until project completion and attainment of certain production or performance standards at the Taparko mine. Royal Gold has not agreed to forbear pursuing any of its remedies under the Funding Agreement or other agreements with High River and its affiliates.
On November 21, 2008, High River announced the closing of an equity financing with Lybica Holding B.V., an affiliate of ZAO Severstal Resources, the mining division of OAO Severstal (“Severstal”). As a result of the equity financing, Severstal indirectly holds approximately 53% of High River common stock.

High River subsequently announced that its ability to continue as a going concern depends on, among other things, its ongoing discussions with its lenders and obtaining additional financing. On June 24, 2009, Severstal announced its offer, which was recommended by the independent directors of High River’s board of directors, to acquire the remaining outstanding shares of High River common stock. Severstal increased its offer on June 28, 2009, and declared it full and final, not to be extended beyond August 10, 2009. On August 11, 2009, Severstal announced that its take-over bid has expired and following the offer, Severstal will own, directly and through affiliates, 61.7% of High River.
Cortez
The restructuring of the GSR2 royalty, from a range of 0.72% to 9.0%, to match the current GSR1 sliding-scale rate, which ranges from 0.40% to 5.0%, along with a decrease in production at Cortez, resulted in a decrease in royalty revenue of approximately $1.1 million for the fiscal year ended June 30, 2009. The decrease in royalty revenue at Cortez was primarily due to a decrease in production. While lower than expected grades were mined during much of our fiscal year 2009, decreased production was driven primarily by mine sequencing that reduced mining activity on the Company’s royalty ground at Cortez.
Robinson
Pursuant to the Robinson royalty agreement, our 3.0% NSR royalty is based upon revenue received by the operator of the mine, Quadra, for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra’s concentrate sales contracts with third-party smelters, in general, provide for a provisional payment based upon assays and quoted metal prices at the date of shipment. Final true up payments are subsequently based upon final assays and market metal prices set on a specified future date. Under current sales contracts between Quadra and its third party smelters, final pricing for copper sales is generally set at least four months after the date of shipment.
Royal Gold recognizes royalty revenue based on amounts contractually due pursuant to the calculations above for the underlying sale. In the event there are significant pricing variations between the provisional and final settlement periods in copper, and to a lesser extent, gold and silver, royalty revenue recognized by the Company on the Robinson royalty will be positively or negatively impacted.
During the fiscal year ended June 30, 2009, we recognized approximately $7.7 million in royalty revenue at Robinson compared to $16.6 million during the fiscal year ended June 30, 2008. This decrease in royalty revenue was attributable to a decrease in copper prices, a decrease in copper sales and negative final pricing adjustments. During the fiscal years ended June 30, 2009 and 2008, the average price of copper was $2.25 and $3.53 per pound, respectively, while the average price of copper during the three months ended December 31, 2008 and September 30, 2008, was $1.79 and $3.49, respectively. This significant decrease in the price of copper during our first and second fiscal quarters of 2009 resulted in Quadra having significant negative final pricing adjustments during our second fiscal quarter of 2009. Furthermore, during the fiscal year ended June 30, 2009, copper sales at Robinson were approximately 128.3 million pounds compared to 139.0 million pounds during the fiscal year ended June 30, 2008, which also resulted in lower royalty revenue for the period.
The negative final pricing adjustments impacted our royalty revenue by approximately $0.2 million and $3.3 million during the three months ended March 31, 2009 and December 31, 2008, respectively. Royal

Gold may be subject to negative (or positive) pricing adjustments in future periods depending on the price of copper at the time of settlement when compared to the price of copper at the shipment date.
Also, during our fourth fiscal quarter of 2009, Quadra reduced their annual guidance for copper production from 140 million pounds to 130 million pounds. Quadra did not change their gold production guidance from earlier estimates. Quadra announced that the reduction in estimated copper production is due to limited access to hyopgene ore in the Veteran Pit, which adversely affected blending capabilities. Quadra expects mining of the hypogene ore to resume in the third quarter of calendar 2009 allowing continuation of the blending strategy.
Mulatos
On August 6, 2009, Alamos reported an increase to their 2009 production guidance to between 160,000 and 170,000 ounces from between 145,000 and 160,000 ounces. The increase in reported production was the result of higher than planned recoveries, which was due to operational improvements.
Peñasquito
In May 2008, Peñasquito poured the first gold from the oxide circuit and the Company recognized approximately $1.5 million in royalty revenue from the oxide circuit during fiscal year 2009. On July 13, 2009, Goldcorp announced that it commenced commissioning of the first sulfide circuit and expects to reach commercial production during the first quarter of calendar 2010. The sulfide portion is currently classified as a development stage royalty interest.
Dolores
Minefinders had their first gold and silver production during the fourth quarter of calendar 2008. The Company’s 1.25% NSR royalty applied to gold sales during the period. The Company’s 2.0% NSR royalty at Dolores became effective once the facility reached 75% of commercial production. Minefinders announced that it achieved commercial production at Dolores effective May 1, 2009, thus making the Company’s 2.0% NSR effective from May 1, 2009. The Company recognized approximately $0.9 million in royalty revenue on its Dolores royalties during fiscal year 2009. In July 2009, Minefinders stated that both gold and silver production are expected to continue to increase through the remainder of calendar year 2009 as the volume of ore under leach and time under leach continues to increase.
Troy
As of June 30, 2009 the $10.5 million cap on the 7.0% GSR royalty at Troy was met. As such, the royalty will cease providing revenue to the Company effective June 30, 2009. However, the operator of the Troy mine, Revett, is in arrears on its GSR royalty obligation to the Company by approximately $1.5 million as of June 30, 2009. The Company continues to have discussions with Revett regarding its delinquent payment status but has determined the receivable to be collectible as of June 30, 2009. In addition, Revett recently announced substantial doubt regarding its ability to continue as a going concern. Revett continues to have discussions with its customers and suppliers, including us, in an effort to manage its cash flows.
Benso
In May 2009, Golden Star Resources Ltd. (“Golden Star”) exercised its right of repurchase on the Benso 1.5% NSR royalty held by the Company for $3.4 million. The Company acquired the Benso royalty in December 2007 for approximately $1.9 million. The Company’s net book value for the Benso royalty on the date of exercise by Golden Star was approximately $1.2 million. As such, the Company recognized a gain of approximately $2.2 million upon exercise. The gain is included within Royalty portfolio restructuring gain on the Company’s Consolidated Statements of Operations and Comprehensive Income as of June 30, 2009.
Pascua-Lama
Barrick announced on May 7, 2009, that Pascua-Lama will proceed to construction. Barrick has received key construction permits and environmental approvals, and the governments of Chile and Argentina have reached a fiscal agreement regarding mine operations. Barrick expects commissioning in late 2012 with production in early 2013. Barrick has announced forecasted average annual production of between 750,000 and 800,000 ounces of gold in the first five years of production.

Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick, we acquired a royalty on a portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew. St Andrew succeeded Newmont Canada as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. succeeded Barrick as the royalty payee under the royalty agreement.
On or about November 3, 2008, St Andrew filed an action in the Onrario Superior Court of Justice (the “Court”) seeking, among other things, declarations by the Court that St Andrew’s obligation in respect of the royalty is limited to only a portion of the total royalty payable, and that any additional royalty obligations under the royalty agreement remain the responsibility of Newmont Canada. Newmont Canada responded that St Andrew is responsible for all royalty obligations under the royalty agreement.
Barrick and Royal Gold were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. The Court’s decision may be appealed within 30 days of the date of decision.
The Holt royalty is currently classified as a development stage royalty interest and the Company does not currently receive revenue from the royalty.
Operators’ Production Estimates by Royalty for Calendar Year 2009
We received production estimates from the operators of our producing mines during the first calendar quarter of 2009. The following table shows such production estimates for our principal producing properties for calendar year 2009 as well as the actual production reported to us by the various operators for the six months ended June 30, 2009. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.

Operators’ Production Estimate by Royalty for Calendar Year 2009 and Reported Production
Principal Producing Properties
For the period January 1, 2009 through June 30, 2009

	Calendar Year 2009 Operator’s			Reported Production through
	Production Estimate(1)			June 30, 2009(2)
	Gold	Silver	Copper	Gold	Silver	Copper
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Cortez GSR1	345,296	—	—	133,342	—	—
Cortez GSR2(3)	614	—	—	8,884	—	—
Cortez GSR3(3)	345,910	—	—	142,226	—	—
Cortez NVR1(3)	72,863	—	—	73,252	—	—
Robinson(4)	100,000	—	130 million	53,409	—	58.7 million
Leeville	426,212	—	—	183,625	—	—
Goldstrike	440,879	—	—	263,802	—	—
Peñasquito(5)	70,000	2.3 million	—	37,992	1.5 million	—
Mulatos(6)	170,000	—	—	88,045	—	—
Dolores	100,000	2.0 million	—	36,379	326,182	—
Taparko(7)	76,000	—	—	40,483	—	—
Siguiri	300,000	—	—	160,387	—	—

(1)	There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2009 through June 30, 2009, as reported to us by the operators of the mines.

(3)	As part of the royalty acquisition transaction between Royal Gold and Barrick, as discussed above in this MD&A, the portion of the GSR3 and NVR1 royalties on the mining claims that comprise the undeveloped Crossroads deposit at Cortez were eliminated. None of the production estimates shown are attributable to the Crossroads deposit, which is in development stage.

(4)	Quadra recently announced that production guidance for copper has been reduced to 130 million pounds of copper from 140 million pounds of copper due to its limited access to hypogene ore in the Veteran pit, which adversely affected blending capabilities. Gold production guidance was unchanged from Quadra’s earlier estimates.

(5)	Reported production estimate relates to the oxide circuit. The sulfide portion is classified as development stage royalty interest. Goldcorp estimates that the sulfide circuit will reach commercial production by the end of calendar 2009.

(6)	On August 6, 2009, Alamos announced that estimated gold production has been increased to between 160,000 to 170,000 ounces from between 145,000 to 160,000. The increase in reported production was the result of higher than planned recoveries, which was due to operational improvements.

(7)	The operator provided a calendar 2009 production range between 63,000 and 76,000 ounces.

The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our royalty interests, as reported to us by the operators of the mines:
Historical Production (1) by Royalty
Principal Producing Properties
For the Fiscal Years Ended June 30,

Royalty	Metal	2009	2008	2007
Cortez GSR1	Gold	200,578 oz.	400,396 oz.	502,626 oz.
Cortez GSR2	Gold	67,749 oz.	35,752 oz.	7,647 oz.
Cortez GSR3	Gold	268,327 oz.	436,148 oz.	510,273 oz.
Cortez NVR1	Gold	154,399 oz.	127,198 oz.	291,963 oz.
Robinson	Copper	128.3 million lbs.	139.0 million lbs.	116.9 million lbs.
Robinson	Gold	113,740 oz.	120,873 oz.	80,603 oz.
Leeville	Gold	429,122 oz.	360,811 oz.	230,458 oz.
Goldstrike	Gold	724,368 oz.	698,488 oz.	950,462 oz.
Peñasquito (oxide)	Gold	52,932 oz.	N/A	N/A
Peñasquito (oxide)	Silver	2.5 million oz.	N/A	N/A
Mulatos	Gold	167,907 oz.	120,933 oz.	103,262 oz.
Dolores	Gold	38,819 oz.	N/A	N/A
Dolores	Silver	326,182 oz.	N/A	N/A
Taparko	Gold	48,105 oz.	36,078 oz.	N/A
Siguiri	Gold	241,817 oz.	N/A	N/A

(1)	Historical production relates to the amount of metal sales, subject to our royalty interests for each fiscal year presented, as reported to us by the operators of the mines.
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
Our most critical accounting estimates relate to our assumptions regarding future gold and other metal prices and the estimates of reserves and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions.
Royalty Interests in Mineral Properties
As of June 30, 2009, the net carrying value of royalty interests in mineral properties was approximately $456.0 million. Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under the FASB Statement of Financial Account Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, or a derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
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
Asset Impairment:
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur in the future thus affecting the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.
Our estimates of gold, silver, copper and other metal prices, operator’s estimates of proven and probable reserves related to our royalty properties, and operator’s estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.
Royalty Revenue
For the fiscal year ended June 30, 2009, we recognized royalty revenue of approximately $73.8 million. Royalty revenue is recognized pursuant to guidance in Staff Accounting Bulletin No. 104, Revenue Recognition for Financial Statements. Revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv)

the collectability of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.
Pursuant to the Robinson royalty agreement, royalty revenue from our 3.0% NSR royalty is recognized based upon revenue received by the operator of the mine, Quadra, for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra’s concentrate sales contracts with third-party smelters, in general, provide for a provisional payment based upon assays and quoted metal prices at the date of shipment. Final true up payments are subsequently based upon final assays and market metal prices set on a specified future date. Under current sales contracts between Quadra and its third party smelters, final pricing for copper sales is generally set at least four months after the date of shipment.
Royal Gold recognizes royalty revenue based on amounts contractually due pursuant to the calculations above for the underlying sale. In the event there are significant pricing variations between the provisional and final settlement periods in copper, and to a lesser extent, gold and silver, royalty revenue recognized by the Company on the Robinson royalty will be positively or negatively impacted.
Liquidity and Capital Resources
Overview
At June 30, 2009, we had current assets of $318.7 million compared to current liabilities of $6.2 million for a current ratio of 51 to 1. This compares to current assets of $211.0 million and current liabilities of $8.9 million at June 30, 2008, resulting in a current ratio of approximately 24 to 1. Our current ratio increased during the period primarily due to an increase in cash and equivalents, which was largely due to net proceeds received from the issuance of common stock related to our April 2009 equity offering, discussed below, of approximately $235.0 million as well as cash received during the fiscal year 2009 from royalty revenue of approximately $73.8 million. This increase in cash and equivalents was partially offset by net cash paid as part of the acquisition of the Barrick royalty portfolio of approximately $150.0 million, cash paid for common stock dividends of approximately $10.2 million and cash paid during the period for income taxes of approximately $23.3 million.
At June 30, 2009, our cash and equivalents as shown on the consolidated balance sheets were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. We are not invested in auction rate securities. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.
As further discussed earlier within this MD&A under “Recent Developments -Business Developments,” the Company entered into a Master Agreement with a Chilean subsidiary of Teck, CDA, to acquire the Andacollo Production Interest. The purchase price for the Andacollo Production Interest, as adjusted based on our equity offering completed on April 14, 2009, consists of $217.9 million in cash and 1,204,136 shares of the Company’s Common Stock.
During the fiscal year ended June 30, 2009, liquidity needs were met from $73.8 million in royalty revenues (including $1.1 million of minority interest), net proceeds from issuance of common stock related to our April 2009 equity offering of approximately $235.0 million and our available cash resources. Also during the fiscal year ended June 30, 2009, our total assets increased to $809.9 million compared to $545.9 million at June 30, 2008. The increase was primarily attributable to net cash proceeds received from our April 2009 equity offering of approximately $235.0 million and the preliminary allocation of approximately $181.3 million in royalty interests in mineral properties as part of the Barrick royalty portfolio acquisition.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for cost of operations expenses, general and administrative expenses, exploration and business development expenses, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, seeks acquisition opportunities in various stages of active review. In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities.
Please refer to our risk factors included in Part 1, Item 1A of this report for a discussion of certain risks that may impact the Company’s liquidity and capital resources in light of the recent economic downturn.
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
The Credit Agreement provides the Company a $125 million revolving credit facility with a maturity date of October 30, 2013. Borrowings under the credit facility will bear interest at a floating rate of LIBOR plus a spread ranging from 1.75% to 2.25%, based on the Company’s leverage ratio (as defined in the Credit Agreement). Unlike the prior credit facility, availability under the new credit facility is not limited by a borrowing base formula.
The royalties securing the new credit facility consist of the GSR1, GSR2, GSR3, and NVR1 royalties at Cortez and the royalties at Goldstrike — SJ Claims, Leeville, Robinson, Dolores, Peñasquito and Mulatos (the “Collateral Royalties”). In addition to the Collateral Royalties, the credit facility is secured by 100% of Royal Gold’s equity interests in High Desert and RG Mexico and substantially all of the present and future personal property and assets of the Company, High Desert and RG Mexico. The Credit Agreement contains financial covenants requiring the Company to maintain a leverage ratio (as defined in the Credit Agreement) of 3.0 to 1.0 or less, a minimum consolidated net worth (as defined in the Credit Agreement) of not less than a base amount that increases according to cumulative positive net income, an interest coverage ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0, a current ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a facility coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.0.
As of June 30, 2009, the Company did not have any amounts outstanding under the credit facility.

Contractual Obligations
Our contractual obligations as of June 30, 2009, are as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Note payable(1)	$19,546	$108	$19,438	$—	$—
Operating leases	718	193	525	—	—
Other long-term obligations	89	26	53	10	—

Total	$20,353	$327	$20,016	$10	$—

(1)	Amounts represent principal ($19.25 million) and estimated interest payments ($0.3 million) assuming no early extinguishment.

For information on our contractual obligations, see Notes 5 and 14 of the Notes to Consolidated Financial Statements under Part II, Item 8. “Financial Statements and Supplementary Data” of this report. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.
Results of Operations
Fiscal Year Ended June 30, 2009, Compared with Fiscal Year Ended June 30, 2008
For the fiscal year ended June 30, 2009, we recorded net income of $38.3 million, or $1.09 per basic share and $1.07 per diluted share, compared to net income of $24.0 million, or $0.62 per basic share and $0.61 per diluted share (after adjustments for preferred stock dividends and deemed dividends), for the fiscal year ended June 30, 2008. The increase in our earnings per share during the period was primarily due to the royalty portfolio restructuring gains of approximately $33.7 million as part of the Barrick royalty portfolio acquisition and Benso royalty buy-back exercise by Golden Star, both as discussed earlier in this MD&A. The effect of the restructuring gains was $0.62 per basic share, after taxes.
For fiscal year 2009, we recognized total royalty revenue of $73.8 million (including $1.1 million of minority interest), at an average gold price of $874 per ounce, compared to royalty revenue of $66.3 million (including $1.4 million of minority interest), at an average gold price of $821 per ounce for fiscal year 2008. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2009 compared to fiscal year 2008 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Fiscal Years Ended June 30, 2009 and 2008
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended		Fiscal Year Ended
		June 30, 2009		June 30, 2008
		Royalty	Reported	Royalty	Reported
Royalty	Metal	Revenue	Production(1)	Revenue	Production(1)
Cortez	Gold	$16,343	268,327 oz.	$21,989	436,148 oz.
Taparko(2)	Gold	$10,431	48,105 oz.	$7,435	36,078 oz.
Robinson(3)		$7,695		$16,576
	Gold		113,740 oz.		120,873 oz.
	Copper		128.3 million lbs.		139.0 million lbs.
Leeville	Gold	$6,659	429,122 oz.	$5,570	360,811 oz.
Mulatos(4)	Gold	$6,110	167,907 oz.	$1,521	120,933 oz.
Goldstrike	Gold	$5,585	724,368 oz.	$5,086	698,488 oz.
Siguiri(5)	Gold	$3,966	241,817 oz.	N/A	N/A
Peñasquito (oxide)		$1,541		$59
	Gold		52,932 oz.		1,618 oz.
	Silver		2.5 million oz.		91,601 oz.
Dolores(6)		$900		N/A
	Gold		38,819 oz.		N/A
	Silver		326,182 oz.		N/A
Other(7)	Various	$14,541	N/A	$8,061	N/A
Total Royalty Revenue		$73,771		$66,297

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2009 and June 30, 2008, as reported to us by the operators of the mines.

(2)	Refer to “Recent Developments — Property Developments” as discussed earlier within this MD&A for a further discussion on recent developments at Taparko. Our TB-GSR1 royalty at Taparko will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. Our TB-GSR2 royalty will remain in effect until the termination of TB-GSR1. As of June 30, 2009, we have recognized approximately $11.2 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 84,000 ounces of gold.

(3)	Refer to “Recent Developments — Property Developments” as discussed earlier within this MD&A for a further discussion on recent developments at Robinson.

(4)	As part of the Barrick transaction, as discussed earlier within this MD&A, the Mulatos sliding-scale royalty rate increased to 5.0% from 1.5%, at current prices, resulting in additional royalty revenue of approximately $3.9 million during the period.

(5)	Royalty acquired in October 2008 as part of the Barrick transaction, as discussed earlier within this MD&A. The Siguiri royalty is subject to a dollar cap of approximately $12.0 million. As of June 30, 2009, approximately $7.9 million remains under the Siguiri royalty cap.

(6)	Royalty acquired in December 2007 and began production during the fourth quarter of calendar year 2008. The Company’s 2.0% NSR royalty on gold and silver produced from Dolores became effective on May 1, 2009, once commercial production was achieved.

(7)	“Other” includes all of the Company’s non-principal producing royalties as of June 30, 2009 and 2008. Individually, no royalty included within “Other” contributed greater than 5% of our total royalty revenue for the period. Royalties included in the “Other” category that were acquired in the Barrick transaction in October 2008 contributed aggregate royalty revenue of approximately $4.4 million during the period, not including royalty revenue from Siguiri and Mulatos, which are shown separately in the table. The remaining royalties in the “Other” category contributed aggregate royalty revenue of approximately $10.1 million during the fiscal year ended June 30, 2009, compared to $8.1 million during the fiscal year ended June 30, 2008. Of this royalty revenue, Troy contributed approximately $2.5 million, El Chanate contributed approximately $2.2 million and Don Mario contributed approximately $1.6 million during the current period, compared to $2.5 million, $1.1 million and $1.4 million for the prior period, respectively.

The increase in royalty revenue for the fiscal year ended June 30, 2009, compared with the fiscal year ended June 30, 2008, resulted primarily from an increase in the average gold price, production from the recently acquired Barrick royalty portfolio (notably Mulatos and Siguiri), an increase in production at Taparko and Leeville, and commencement of production at Peñasquito and Dolores. These increases were partially offset during the period by a decrease in production and a reduction in our GSR2 royalty rate at Cortez and a decrease in royalty revenue at Robinson due to the negative provisional pricing adjustments, which resulted from the sharp decrease in copper prices during our second and third fiscal quarters of 2009.
Please refer to “Recent Developments — Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.
Cost of operations expenses decreased to $3.6 million for the fiscal year ended June 30, 2009, from $3.7 million for the fiscal year ended June 30, 2008. The decrease was primarily due to a decrease in the Nevada Net Proceeds Tax (“NNPT”) expense, which resulted primarily from a decrease in royalty revenue from Robinson and Cortez. This decrease was partially offset by an increase in legal fees associated with the Holt litigation as discussed further under “Recent Developments - Property Developments” within this MD&A.
General and administrative expenses increased to $7.4 million for the fiscal year ended June 30, 2009, from $7.2 million for the fiscal year ended June 30, 2008. The increase was primarily due to an increase in non-cash stock-based compensation expense allocated to general and administrative expense during the period and an increase in corporate legal fees.
Exploration and business development expenses decreased to $3.0 million for the fiscal year ended June 30, 2009, from $4.1 million for the fiscal year ended June 30, 2008. The decrease is due to a decrease in legal, tax and consulting services for business development activities during the period.
The Company recorded total non-cash stock compensation expense related to our equity compensation plan of $2.9 million for the fiscal years ended June 30, 2009 and 2008. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the Notes to Consolidated Financial Statements for further discussion of our stock-based compensation and the allocation of non-cash stock compensation for the fiscal year ended June 30, 2009 and 2008.
Depreciation, depletion and amortization increased to $32.6 million for the fiscal year ended June 30, 2009, from $18.4 million for the fiscal year ended June 30, 2008. Depletion from the Barrick royalties acquired in October 2008 contributed approximately $8.6 million in additional depletion during the period. Increased production at Taparko, Leeville, Goldstrike and El Chanate resulted in additional depletion of approximately $2.4 million during the period. Properties that recently began production, which included Peñasquito and Dolores, contributed approximately $1.2 million in additional depletion during the period.
Interest and other income decreased to $3.2 million for the fiscal year ended June 30, 2009, from $6.7 million for the fiscal year ended June 30, 2008. The decrease is primarily due to a significant decrease in interest rates associated with our invested cash. The decrease was partially offset by a $1.9 million gain on a distribution of Inventory — restricted to a minority interest holder.
During the fiscal year ended June 30, 2009, we recognized income tax expense totaling $21.9 million compared with $12.1 million during the fiscal year ended June 30, 2008. This resulted in an effective tax rate of 36.3% in the current period, compared with 33.4% in the prior period. The increase in our effective tax rate is the result of the royalty restructuring gain as part of the Barrick royalty portfolio acquisition, as discussed earlier in this MD&A, and an increase in the amount of foreign losses for which no tax benefit is currently recognized.
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
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended		Fiscal Year Ended
		June 30, 2008		June 30, 2007
		Royalty	Reported	Royalty	Reported
Royalty	Metal	Revenue	Production(2)	Revenue	Production(1)
Cortez	Gold	$21,989	436,148 oz.	$21,486	510,273 oz.
Robinson		$16,576		$12,573
	Gold		120,873 oz.		80,603 oz.
	Copper		139.0 million lbs.		116.9 million lbs.
Taparko(2)	Gold	$7,435	36,078 oz.	N/A	N/A
Leeville	Gold	$5,570	360,811 oz.	$2,661	230,458 oz.
Goldstrike	Gold	$5,086	698,488 oz.	$5,463	950,462 oz.
Mulatos	Gold	$1,521	120,933 oz.	$1,012	103,262 oz.
Peñasquito (oxide)		$59		N/A	N/A
	Gold		1,618 oz.	N/A	N/A
	Silver		91,601 oz.	N/A	N/A
Other(3)	Various	$8,061	N/A	$5,162	N/A
Total Royalty Revenue		$66,297		$48,357

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2008 and June 30, 2007, as reported to us by the operators of the mines.

(2)	Receipt of royalty revenue commenced during the quarter ended September 30, 2007.

(3)	“Other” includes all of the Company’s non-principal producing royalties as of June 30, 2008 and 2007. The royalties in the “Other” category contributed aggregate royalty revenue of approximately $8.1 million during the fiscal year ended June 30, 2008, compared to $5.2 million during the fiscal year ended June 30, 2007. Of this royalty revenue, Troy contributed approximately $2.5 million, Don Mario contributed approximately $1.4 million and El Chanate contributed approximately $1.1 million during the current period, compared to $3.1 million, $0 and $0 for the prior period, respectively.
The increase in royalty revenue for the fiscal year ended June 30, 2008, compared with the fiscal year ended June 30, 2007, resulted from an increase in the average gold price, increased production at

Robinson and Leeville, the continued ramp-up of gold production at the Taparko mine and production from the acquired Battle Mountain production stage royalty interests. The continued ramp-up of production at the Taparko mine contributed approximately $7.4 million in royalty revenue during the period, while production from the Battle Mountain royalties contributed approximately $2.8 million in royalty revenue during the period. The increase in royalty revenue was offset slightly by decreases in production volume at Cortez, Goldstrike and Troy mine royalties.
The Taparko mine commenced gold production in August 2007 and contributed approximately $7.4 million in royalty revenue for our fiscal year 2008. Reserve characteristics, mining activity, and gold recovery performance has been near feasibility study estimates. However, mill performance suffered throughout our fiscal year 2008 due to problems associated with the grinding mill drive-train. This has resulted in low mill availability and throughput. Several problems with the original installation were identified and corrected but mechanical problems persisted throughout much of fiscal year 2008, causing production to cease at times during our fiscal year 2008.
Cost of operations expenses increased to $3.7 million for the fiscal year ended June 30, 2008, from $3.3 million for the fiscal year ended June 30, 2007. The increase was primarily due to an increase in the NNPT expense, which resulted from an increase in royalty revenue from the Cortez, Leeville and Robinson royalties.
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
Exploration and business development expenses increased to $4.1 million for the fiscal year ended June 30, 2008, from $2.5 million for the fiscal year ended June 30, 2007. The increase was due to additional legal and consulting services for business development activities during the period.
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
Depreciation, depletion and amortization increased to $18.4 million for the fiscal year ended June 30, 2008, from $8.3 million for the fiscal year ended June 30, 2007. The increase was primarily due to the continued ramp-up of gold production at the Taparko mine, which contributed approximately $4.5 million in additional depletion during the period. Depletion from the Battle Mountain producing royalties also contributed approximately $2.3 million in additional depletion during the period. An increase in production at Robinson and Mulatos as well as the additional depletion from the royalties on the El Chanate mine also resulted in additional depletion of approximately $1.4 million over the prior period. Finally, an increase in production at Leeville resulted in additional depletion of approximately $1.0 million over the prior period.
Interest and other income increased to $6.7 million for the fiscal year ended June 30, 2008, from $4.3 million for the fiscal year ended June 30, 2007. The increase is primarily due to an increase in funds available for investing over the prior period, which is due primarily to the preferred stock offering completed in November 2007. The increase was partially offset by lower interest rates on our cash investments when compared to the prior period.

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
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices on which our royalties are paid or metals which are the primary deposit mined at our royalty properties;

•	the production at or performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	liquidity or other problems our operators may encounter;

•	unanticipated grade and geological, metallurgical, processing or other problems at the properties;

•	mine operating and ore processing facility problems, pit wall or tailings dam failures, natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators of our royalty properties;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental and permitting laws, community unrest and labor disputes, and enforcement and uncertain political and economic environments;

•	risks associated with issuances of substantial additional common stock or incurrence of substantial indebtedness in connection with acquisitions or otherwise;

•	satisfaction or waiver of the closing conditions to the proposed acquisition of an interest in the gold production from the Andacollo mine described herein and the closing thereof;

•	acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the Andacollo mine; and

•	changes to management and key employees;
as well as other factors described elsewhere in this report and our other reports filed with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We disclaim any obligation to update any forward-looking statements made herein. Readers are cautioned not to put undue reliance on forward-looking statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Volatility in gold, silver, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues,” under Part I, Item 1A, Risk Factors of this report for more information that can affect gold and other metal prices as well as historical gold, silver and copper prices.
During the fiscal year ended June 30, 2009, we reported royalty revenues of $73.8 million, with an average gold price for the period of $874 per ounce and an average copper price of $2.25 per pound. Approximately 84% of our total recognized revenues for the fiscal year ended June 30, 2009, were attributable to gold sales from our gold producing royalty interests, as shown within Item 7, MD&A, of this report. For the fiscal year ended June 30, 2009, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded a corresponding increase or decrease in revenues of approximately $3.8 million. Approximately 11% of our total recognized revenues for the fiscal year ended June 30, 2009, were attributable to copper sales. For the fiscal year ended June 30, 2009, if the price of copper had averaged higher or lower by $0.50 per pound, we would have recorded an increase or decrease in revenues of approximately $2.3 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors Royal Gold, Inc.:
In our opinion, the accompanying consolidated financial statements listed in the accompanying appendix present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Part II, Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Denver, Colorado
August 20, 2009

ROYAL GOLD, INC.
Consolidated Balance Sheets
As of June 30,
(In thousands except share data)

	2009	2008
Current assets
Cash and equivalents	$294,566	$192,035
Royalty receivables	20,597	16,317
Income tax receivable	2,372	2,186
Deferred tax assets	166	131
Prepaid expenses and other	1,007	308

Total current assets	318,708	210,977

Royalty interests in mineral properties, net	455,966	300,670
Restricted cash — compensating balance	19,250	15,750
Inventory — restricted	10,622	11,170
Other assets	5,378	7,283

Total assets	$809,924	$545,850

Current liabilities
Accounts payable	$2,403	$4,753
Dividends payable	3,259	2,384
Other	527	1,797

Total current liabilities	6,189	8,934

Net deferred tax liabilities	23,371	26,034
Term loan facility	19,250	15,750
Other long-term liabilities	703	504

Total liabilities	49,513	51,222

Commitments and contingencies (Note 14)
Minority interest in subsidiary	10,970	11,411
Stockholders’ equity
Common stock, $0.01 par value, authorized 100,000,000 shares; and issued 40,480,311 and 33,926,495 shares, respectively	405	339
Additional paid-in capital	702,407	463,335
Accumulated other comprehensive (loss) income	(80)	65
Accumulated earnings	46,709	19,478

Total stockholders’ equity	749,441	483,217

Total liabilities and stockholders’ equity	$809,924	$545,850

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
For The Years Ended June 30,
(In thousands except share data)

	2009	2008	2007
Royalty revenues	$73,771	$66,297	$48,357

Costs and expenses

Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	3,551	3,664	3,265
General and administrative	7,352	7,208	5,824
Exploration and business development	2,998	4,079	2,493
Depreciation, depletion and amortization	32,578	18,364	8,269

Total costs and expenses	46,479	33,315	19,851

Operating income	27,292	32,982	28,506

Royalty portfolio restructuring gain	33,714	—	—
Interest and other income	3,192	6,742	4,258
Interest and other expense	(984)	(1,729)	(1,973)

Income before income taxes	63,214	37,995	30,791

Income tax expense	(21,857)	(12,050)	(9,549)
Minority interest in income of consolidated subsidiary	(3,009)	(1,352)	(1,522)
Loss from equity investment	—	(550)	—

Net income	$38,348	$24,043	$19,720

Adjustments to other comprehensive income
Unrealized change in market value of available for sale securities, net of tax	(145)	(393)	(40)

Comprehensive income	$38,203	$23,650	$19,680

Net income	$38,348	$24,043	$19,720
Preferred dividends	—	(4,788)	—

Net income available to common stockholders	$38,348	$19,255	$19,720

Basic earnings per share	$1.09	$0.62	$0.79

Basic weighted average shares outstanding	35,337,133	31,054,725	24,827,319

Diluted earnings per share	$1.07	$0.61	$0.79

Diluted weighted average shares outstanding	35,789,076	31,390,293	25,075,086

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2009, 2008 and 2007
(In thousands except share data)

					Additional	Accumulated Other	Accumulated			Total
	Preferred Shares		Common Shares		Paid-In	Comprehensive	(Deficit)	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance at June 30, 2006			23,816,640	$238	$166,460	$498	$(4,440)	229,224	$(1,097)	$161,659
Issuance of common stock for:
Equity offering			4,400,064	44	121,894					121,938
Peñasquito royalty acquisition			577,434	6	18,495					18,501
Exercise of stock options			46,467	—	582					582
Vesting of restricted stock			52,375	1	(1)					—
Tax benefit of stock-based compensation exercises					346					346
Recognition of non-cash compensation expense for stock- based compensation					2,663					2,663
Net income and comprehensive income for the year ended June 30, 2007						(40)	19,721			19,681
Dividends declared							(6,289)			(6,289)

Balance at June 30, 2007	—	—	28,892,980	$289	$310,439	$458	$8,992	229,224	$(1,097)	$319,081
Issuance of preferred stock for:
7.25% Mandatory Convertible offering	1,150,000	115,000			(3,902)					111,098
Issuance of common stock for:
Conversion of 7.25% Mandatory Convertible Preferred Stock	(1,150,000)	(115,000)	3,977,683	40	116,946					1,986
Battle Mountain acquisition			1,144,025	11	35,832					35,843
Equity offering costs (April 2007)					(29)					(29)
Exercise of stock options			101,750	1	724					725
Vesting of restricted stock			19,625	—						0
IAMGOLD Corporation and Repadre International Corporation			216,642	2	6,343					6,345
Retire treasury stock			(426,210)	(4)	(6,609)			(426,210)	6,613	—

Repurchase of common stock								196,986	(5,516)	(5,516)
Tax benefit of stock-based compensation exercises					722					722
Recognition of non-cash compensation expense for stock-based compensation					2,869					2,869

Net income and comprehensive income for the year income for the year ended June 30, 2008						(393)	24,043			23,650
Preferred stock deemed dividend upon conversion of 7.25% Mandatory Convertible							(1,986)			(1,986)
Preferred stock dividends declared							(2,803)			(2,803)
Common stock dividends declared							(8,768)			(8,768)

Balance at June 30, 2008	—	—	33,926,495	$339	$463,335	$65	$19,478	—	$—	$483,217
Issuance of common stock for:
Equity offering			6,500,000	65	234,867					234,932
Exercise of stock options			50,190	1	772					773
Other			3,626		178					178
Tax benefit of stock-based compensation exercises					334					334
Recognition of non-cash compensation expense for stock- based compensation					2,921					2,921
Net income and comprehensive income (loss) for the year ended June 30, 2009						(145)	38,348			38,203
Dividends declared							(11,117)			(11,117)

Balance at June 30, 2009	—	—	40,480,311	$405	$702,407	$(80)	$46,709	—	$—	$749,441

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
For the Years Ended June 30,
(In thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$38,348	$24,043	$19,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	32,578	18,364	8,269
Deferred tax expense (benefit)	(2,170)	115	(761)
Non-cash employee stock compensation expense	2,921	2,869	2,663
Royalty portfolio restructuring gain	(33,714)	—	—
Loss on available for sale securities	—	49	—
Note receivable — Battle Mountain Gold Exploration	—	(713)	—
Tax benefit of stock-based compensation exercises	(334)	(722)	(346)
Changes in assets and liabilities:
Royalty receivables	(4,280)	(3,120)	(6,508)
Prepaid expenses and other assets	(389)	(232)	414
Accounts payable	(1,842)	2,211	1,020
Income taxes (receivable) payable	(147)	(1,846)	16
Other	(924)	(1,891)	(140)

Net cash provided by operating activities	$30,047	$39,127	$24,347

Cash flows from investing activities
Acquisition of royalty interests in mineral properties	$(186,110)	$(16,246)	$(120,808)
Proceeds from royalty portfolio restructuring	34,897	—	—
Note receivable — Battle Mountain Gold Exploration	—	—	(14,494)
Restricted cash — compensating balance	(3,500)	—	(15,750)
Deferred acquisition costs	(1,021)	(157)	(973)
Battle Mountain acquisition, net of cash acquired of $1,398	—	(2,933)	—
Proceeds on sale of Inventory — restricted	1,924	—	—
Other	(284)	(42)	(366)

Net cash used in investing activities	$(154,094)	$(19,378)	$(152,391)

Cash flows from financing activities
Common stock dividends	$(10,242)	$(8,253)	$(5,721)
Preferred stock dividends	—	(2,802)	—
Debt issuance costs	(797)	(27)	(464)
Borrowings under term loan facility	3,500	—	15,750
Tax benefit from stock-based compensation exercises	334	722	346
Gold loan payoff — Battle Mountain	—	(6,476)	—
Net proceeds from issuance of common stock	235,707	698	122,526
Net proceeds from issuance of preferred stock	—	111,098	—
Distribution to minority interest holder	(1,924)
Stock repurchase program	—	(5,516)	—

Net cash provided by financing activities	$226,578	$89,444	$132,437

Net increase in cash and equivalents	102,531	109,193	4,393

Cash and equivalents at beginning of year	192,035	82,842	78,449

Cash and equivalents at end of year	$294,566	$192,035	$82,842

See Note 11 for supplemental cash flow information.
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
Basis of Consolidation:
The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly-owned subsidiaries and an entity over which control is achieved through means other than voting rights (see Note 15). The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. Intercompany transactions and account balances have been eliminated in consolidation.
Cash and Equivalents:
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2009, cash and equivalents were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. As of June 30, 2009, approximately $284.8 million of our total cash and equivalents was held in money market funds through accounts at one financial institution.
Royalty Interests in Mineral Properties:
Royalty interests in mineral properties include acquired royalty interests in production stage, development stage and exploration stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the FASB Statement of Financial Account Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, or a derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Also, in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No., or EITF, 04- 02, Working Group Report No.1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves as provided by the operator. Acquisition costs of royalty interests on development stage mineral properties, that are not yet in production, are not amortized until the property begins production. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. Exploration costs are charged to operations when incurred.
Asset Impairment:
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves and other relevant information received from the operator. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur in the future, thus affecting the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.
Our estimates of gold, silver, copper and other metal prices, operator’s estimates of proven and probable reserves related to our royalty properties, and operator’s estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.
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
Revenue recognized pursuant to the Robinson royalty agreement is based upon 3.0% of revenue received by the operator of the mine, Quadra Mining Ltd. (“Quadra”), for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra’s concentrate sales contracts with third-party smelters, in general, provide for an initial payment based upon provisional assays and quoted metal prices at the date of shipment. Final true up payments are subsequently based upon final assays and market metal prices set on a specified future date, typically one to three months after the date the concentrate arrives at the third-party smelter (which generally occurs four to five months after the shipment date from the Robinson mine).
Royal Gold recognizes revenue under the Robinson royalty agreement based on amounts contractually due pursuant to the calculations above for the underlying sale. As a result of pricing variations in gold,

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
silver and copper over the respective settlement period, royalty revenue recognized on the Robinson royalty could be positively or negatively impacted by any changes in metal prices between the provisional and final settlement periods.
Income Taxes:
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in the application of the income tax laws to the Company’s operations. The Company adopted FIN 48 on July 1, 2007. Please refer to Note 10 for a discussion regarding the effect of adopting FIN 48.
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
Stock-Based Compensation:
We account for our stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. See Note 6 for further discussion on the Company’s stock-based compensation.
Operating Segments and Geographical Information:
We manage our business under one operating segment, consisting of royalty acquisition and management activities. All of our assets and revenues are attributable to the royalty operating segment.
Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table. Please refer to Note 3 for a further breakdown of our royalty interests on producing mineral properties.

				Royalty Interests in
	Royalty Revenue			Mineral Properties, net
	2009	2008	2007	2009	2008	2007
United States	56%	79%	97%	13%	18%	25%
Mexico	15%	4%	2%	45%	55%	49%
Canada	2%	1%	—	19%	1%	—
Africa(1)	21%	11%	—	8%	12%	16%
Chile	1%	—	—	6%	7%	10%
Other(2)	5%	5%	1%	9%	7%	—

(1)	Consists of royalties on properties in Burkina Faso, the Republic of Ghana and Guinea.

(2)	The “Other” category for “Royalty revenue” consists of revenue from Argentina, Australia (2009 only), Bolivia (2009 and 2008 only) and Nicaragua (2009 and 2008 only). The “Other” category for “Royalty Interests in Mineral Properties, net” for 2009 and 2008 consists of assets in Australia, Bolivia, Colombia, Honduras and Nicaragua.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Income:
In addition to net income, comprehensive income includes changes in equity during a period associated with cumulative unrealized changes in the fair value of marketable securities held for sale, net of tax effects.
Earnings Per Share:
Basic earnings per share is computed by dividing the net income or loss by the basic weighted average number of common shares outstanding during each fiscal year. Diluted earnings per share reflects the effect of all potentially dilutive stock-based compensation awards and is computed by dividing net income or loss by the diluted weighted average number of common shares outstanding during each fiscal year.
Recently Adopted Accounting Pronouncements
Subsequent Events
In May 2009, the FASB issued Statement No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets for the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that my occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods after June 15, 2009. We adopted SFAS 165 effective June15, 2009, and have evaluated all events or transactions that occurred after June 30, 2009, through August 21, 2009, the date the Company issued these financial statements.
Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting principles and the accounting framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS 162 was effective November 15, 2008, which was 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The adoption of SFAS 162 has had no impact on the Company’s consolidated financial statements.
Fair Value Measurements
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted by the Company on July 1, 2008. The adoption of SFAS 157 during our first fiscal quarter of 2009 did not have a significant impact on the Company’s consolidated financial statements.
In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s fiscal year beginning July 1, 2009; however, the Company does not expect the provisions to have a material impact, if any, on our consolidated financial statements when adopted.
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

	Fair Value at June 30, 2009 (In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$283,545	$283,545	$—	$—
Restricted cash	19,250	19,250	—	—
Marketable equity securities(2)	117	117	—	—

	$302,912	$302,912	$—	$—

(1)	Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)	Included in Other assets in the Company’s consolidated balance sheets.
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
As of June 30, 2009, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value at acquisition or in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no impairment losses have occurred relative to any of these assets

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
during the fiscal year ended June 30, 2009. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
Fair Value Option for Financial Assets and Liabilities
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted by the Company July 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In June 2007, the EITF reached consensus on Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified, non-vested shares and non-vested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF No. 06-11 was applied prospectively for tax benefits on dividends declared in our fiscal year beginning July 1, 2008. The adoption of EITF 06-11 had an insignificant impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
Codification
In June 2009, FASB issued Statement No. 168, “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will replace SFAS 162 and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009, or the Company’s first fiscal quarter of 2010. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the first quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.
Consolidation of Variable Interest Entities
In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for our fiscal year beginning July 1, 2010. We are evaluating the impact, if any, SFAS 167 will have on our consolidated financial statements.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company’s fiscal year beginning July 1, 2009. The Company does not expect the adoption of SFAS 161 to have an impact on its consolidated financial statements.
Business Combinations
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which significantly changes the ways companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. SFAS 141R is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively for any business combination which would close after the effective date of SFAS 141R.
Non-controlling Interests in Consolidated Financial Statements
Also in December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report non-controlling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009, and is to be applied prospectively. The Company does not expect the adoption of SFAS 162 to have a financial impact on its consolidated financial statements.
2. ROYALTY ACQUISITIONS
Proposed Acquisition of Andacollo Production Interest
On April 3, 2009, the Company entered into a definitive agreement (“Master Agreement”) with a Chilean subsidiary of Teck Resources Limited (“Teck”), Compañía Minera Teck Carmen de Andacollo (“CDA”), to acquire an interest in the gold produced from the sulfide portion of the Andacollo project in Chile (the “Andacollo Production Interest”). We refer to this transaction throughout this report as the “Teck Transaction.” The purchase price for the Andacollo Production Interest consists of $217.9 million in cash and 1,204,136 of the Company’s common shares.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The operator estimates that the mine will produce on average approximately 53,000 ounces of gold and 76,000 tonnes (83,775 tons) of copper in concentrate annually for the first 10 years of commercial production, with an estimated mine life of 20 years. The mine is estimated to begin initial production of gold in the fourth quarter of calendar 2009, with commercial production at the mine to be achieved in the first half of calendar year 2010, unless this schedule is delayed by challenges to previously granted permits relating to CDA’s water supply, as recently announced by Teck.
Royal Gold’s obligation to close the Teck Transaction is subject to CDA’s completion of concentrate marketing for a specified percentage of its concentrate production from the Andacollo mine, the condition that CDA’s material government approvals are not withdrawn or challenged, and completion of certain limited due diligence satisfactory to Royal Gold, as well as other customary closing conditions. Either party may terminate the definitive agreement if the closing conditions are not met by January 29, 2010.
Acquisition of Barrick Royalty Portfolio
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
Pursuant to the Barrick transaction, we acquired royalties on 72 properties in various stages of production, development, evaluation and exploration. The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Please refer to Note 3 for a further discussion on the key royalty assets acquired from Barrick.
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
The acquisition of Barrick’s royalty portfolio has been accounted for as a purchase of assets using the purchase method of accounting. The total purchase price of $181.3 million, plus direct transaction costs of approximately $3.2 million, has been allocated to the acquired royalty interests according to their relative fair values and is recorded as separate components of Royalty Interests in Mineral Properties on our consolidated balance sheets. The amounts allocated to the acquired royalty interests in mineral properties acquired from Barrick are preliminary and are subject to change upon completion of final valuations based upon receipt of updated reserve information expected to be received from certain operators.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The sliding-scale NSR royalty at El Chanate pays at a rate of 2.0% when the average gold price is below $300 per ounce, 3.0% when the gold price is between $300 and $350 per ounce, and 4.0% when the gold price is above $350 per ounce. The El Chanate mine commenced production in mid-calendar year 2007. As of June 30, 2009, approximately $14.7 million remains under the $17.0 million sliding-scale NSR royalty cap. In March 2009, the Company received $1.0 million from Capital Gold as payment for the NPI royalty, and, as such, the cap has been reached and the royalty is no longer effective.
The 2.0% NSR royalty interest on the Marigold mine covers the majority of six sections of land, containing a number of open pits, but does not cover the current mining in the Basalt/Antler area. Approximately 45% of the current Marigold reserves are covered by this royalty. Based on Goldcorp’s guidance, we expect to begin receiving royalty payments from the 2.0% NSR royalty on the Marigold mine in calendar year 2011, when mine operations are expected to move into areas covered by our royalty interest.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 13, 2006, an action was filed against Battle Mountain and its former Chairman and Chief Executive Officer, Mark Kucher, by James E. McKay, a former officer and director of Battle Mountain, in the second Judicial Court of the State of Nevada. The action sought to enforce alleged rights to certain shares of Battle Mountain common stock and options to purchase shares of Battle Mountain common stock pursuant to a stock option agreement and a stock option plan, and unspecified damages. Pursuant to the Merger Agreement, merger consideration of 37,418 shares of Royal Gold common stock and approximately $0.1 million in cash was held back from the Battle Mountain stockholders, to be paid to former Battle Mountain stockholders upon settlement of this litigation, after deducting certain litigation costs.
On March 4, 2009, all parties agreed to a settlement pursuant to which all parties dismissed all claims and counterclaims with prejudice, Battle Mountain paid Mr. McKay cash of approximately $0.9 million, and Mr. McKay surrendered his original Battle Mountain stock certificates and share option agreement. In May 2009, the Company issued, from the merger consideration holdback, 22,229 shares of common stock to former stockholders of Battle Mountain who elected at the time of the merger to receive stock merger consideration, and paid approximately $0.1 million in cash to former stockholders of Battle Mountain who elected to receive cash merger consideration.
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
During the fiscal year 2009, we finalized our purchase accounting for the Battle Mountain acquisition. As such, we have allocated the purchase price of approximately $65.8 million to the fair market values of the assets acquired and liabilities assumed, including $85.3 million to royalty interests in mineral properties, $2.2 million to current assets, $5.8 million to intangible assets (included within Other assets on the consolidated balance sheets), $3.9 million to deferred tax assets, $6.5 million to a gold loan payable, $24.4 million to deferred tax liabilities resulting from the acquisition and $0.5 million of other liabilities. The operating impact of the assets acquired from Battle Mountain have been reflected in the results of Royal Gold from October 24, 2007.
The intangible asset included as part of the purchase price is associated with non-compete agreements with the two former employees of Battle Mountain. For fiscal years 2009 and 2008, the total amortization expense associated with the intangible asset was approximately $1.9 million and $1.3 million, respectively. The remaining carrying value associated with the intangible asset is approximately $2.5 million as of June 30, 2009, which will be amortized over our next one and a half fiscal years.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following summarizes the Company’s royalty interests in mineral properties as of June 30, 2009 and June 30, 2008.

		Accumulated
As of June 30, 2009 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez	$10,630	$(9,192)	$1,438
Robinson	17,825	(6,238)	11,587
Taparko	33,570	(10,709)	22,861
Leeville	18,322	(8,246)	10,076
Goldstrike	20,788	(10,247)	10,541
Mulatos	34,214	(5,618)	28,596
Peñasquito (oxide circuit)	4,026	(591)	3,435
Dolores	44,878	(607)	44,271
Siguiri	10,946	(3,659)	7,287
Allan	22,020	(100)	21,920
Other	44,658	(18,337)	26,321

	261,877	(73,544)	188,333
Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Canadian Malartic	34,031	—	34,031
Pascua-Lama	20,446	—	20,446
Holt	9,453	—	9,453
Other	18,290	—	18,290

	177,366	—	177,366
Exploration stage royalty interests	90,267	—	90,267

Total royalty interests in mineral properties	$529,510	$(73,544)	$455,966

		Accumulated
As of June 30, 2008 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez	$10,630	$(8,901)	$1,729
Robinson	17,825	(4,271)	13,554
Taparko	33,570	(4,514)	29,056
Leeville	17,495	(5,567)	11,928
Goldstrike	20,788	(8,641)	12,147
Mulatos	7,442	(1,439)	6,003
Peñasquito (oxide circuit)	4,026	(22)	4,004
Other	29,314	(10,137)	19,177

	141,090	(43,492)	97,598
Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Dolores	40,989	—	40,989
Pascua-Lama	20,446	—	20,446
Other	18,110	—	18,110

	174,691	—	174,691
Exploration stage royalty interests	28,652	(271)	28,381

Total royalty interests in mineral properties	$344,433	$(43,763)	$300,670

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 2, effective October 1, 2008, the Company acquired a royalty portfolio from Barrick which consisted of 72 properties in various stages of production, development, evaluation or exploration.
Key royalty assets acquired from Barrick:
Mulatos — A sliding-scale net smelter return (“NSR”) royalty on the Mulatos mine, located in Sonora, Mexico, and operated by a subsidiary of Alamos Gold, Inc. Prior to October 1, 2008, we owned a 0.30% to 1.50% NSR sliding-scale royalty on the property. The acquisition of the Barrick royalty portfolio consolidated the Mulatos royalty and increased our royalty interest to a 1.0% to 5.0% sliding-scale NSR royalty. The royalty rate is 5.0% at a gold price of $400 per ounce or higher.
The Mulatos royalty is currently in production and is classified as a production stage royalty interest, which is depleted using the units of production method. A portion (non-reserve) of our investment in Mulatos is classified as an exploration stage royalty interest, which is not subject to depletion. In the event that future proven and probable reserves associated with the non-reserve portion of our royalty interest is developed at Mulatos, additional cost basis of our royalty interest will be reclassified to a development stage or a production stage royalty interest in future periods, as appropriate.
Canadian Malartic — A 2.0% to 3.0% sliding-scale NSR royalty on the Canadian Malartic gold project, located in Quebec, Canada, and owned by Osisko Mining Corporation (“Osisko”). The royalty rate is 3.0% at a gold price of $350 per ounce or higher. The Malartic royalty is associated with proven and probable reserves but is not currently in production and is therefore classified as a development stage royalty interest, which is not subject to depletion. The royalty is subject to a buy-down right, which if exercised by Osisko would lower the sliding-scale NSR royalty to a range of 1.0% to 1.5%.
Siguiri — A sliding-scale NSR royalty currently paying 1.875% on the Siguiri gold mine, located in Guinea, West Africa, and operated by AngloGold Ashanti. The Siguiri royalty is currently in production and is classified as a production stage royalty interest, which is depleted using a units of production method.
Holt — A sliding-scale NSR royalty on the Holt portion of the Holloway-Holt mining project located in Ontario, Canada and owned 100% by St Andrew Goldfields Ltd. (“St Andrew”).. The Holt royalty is currently classified as a development stage royalty interest, which is not subject to depletion.
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
The Credit Agreement provides the Company a $125 million revolving credit facility with a maturity date of October 30, 2013. Borrowings under the credit facility will bear interest at a floating rate of LIBOR plus a spread ranging from 1.75% to 2.25%, based on the Company’s leverage ratio (as defined). Unlike the prior credit facility, availability under the new credit facility is not limited by a borrowing base formula.
The royalties securing the new credit facility consist of the GSR1, GSR2, GSR3, and NVR1 royalties at Cortez and the royalties at Goldstrike, Leeville, Robinson, Dolores, Peñasquito and Mulatos (the “Collateral Royalties”). In addition to the Collateral Royalties, the credit facility is secured by 100% of

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Royal Gold’s equity interests in High Desert and RG Mexico and substantially all of the present and future personal property and assets of the Company, High Desert and RG Mexico. The Credit Agreement contains financial covenants requiring the Company to maintain a leverage ratio (as defined in the Credit Agreement) of 3.0 to 1.0 or less, a minimum consolidated net worth (as defined in the Credit Agreement) of not less than a base amount that increases according to cumulative positive net income, an interest coverage ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0, a current ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a facility coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.0.
As of June 30, 2009 and 2008, the Company did not have any amounts outstanding under the credit facility.
5. TERM LOAN FACILITY
Royal Gold Chile Limitada (“RGCL”), a wholly-owned subsidiary of Royal Gold, had a $15.75 million term loan outstanding as of June 30, 2008, bearing interest at LIBOR plus 0.25% pursuant to a Term Loan Agreement between RGCL and HSBC Bank. On August 27, 2008, RGCL entered into an Amended and Restated Term Loan Agreement (“Amended and Restated Agreement”) with HSBC Bank to amend the existing term loan facility. The Amended and Restated Agreement increased the maximum term loan principal amount from $15.75 million to $21.75 million, with such additional amounts available to be drawn at any time prior to October 1, 2008. Pursuant to the terms of the Amended and Restated Agreement, Royal Gold must maintain a restricted interest-bearing securities account (the “Collateral Account”) on deposit at HSBC Securities with a balance equal to or in excess of the outstanding amounts on the term loan. Royal Gold entered into a Guarantee (the “Guarantee”) for the life of the term loan, for the benefit of HSBC Bank to guaranty RGCL’s obligations under the Amended and Restated Agreement and a security agreement granting HSBC Bank a security interest in the Collateral Account to secure RGCL’s obligations under the Term Loan Agreement and its obligations under the Guarantee. The term loan will mature on March 1, 2012.
On September 19, 2008, RGCL drew an additional $3.5 million under the Amended and Restated Agreement and Royal Gold securitized RGCL’s additional obligation under the Amended Agreement by depositing $3.5 million into the Collateral Account. As of June 30, 2009, $19.25 million was outstanding under the term loan facility. The $2.5 million additional amount available to be drawn under the Amended Agreement expired on October 1, 2008.
The $19.25 million balance in the Collateral Account as of June 30, 2009, is recorded as Restricted cash — compensating balance on the Company’s consolidated balance sheets. RGCL’s $19.25 million principal obligation under the Amended and Restated Agreement is recorded as Note payable on the Company’s consolidated balance sheets.
6. STOCK-BASED COMPENSATION
In November 2004, the Company adopted the Omnibus Long-Term Incentive Plan (“2004 Plan”). Under the 2004 Plan, 1,300,000 shares of Common stock are available for future grants to officers, directors, key employees and other persons. The Plan provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, stock appreciation rights, and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.
For the fiscal years ended June 30, 2009, 2008 and 2007, we recorded total stock-based compensation expense related to our equity compensation plans of $2.9 million, $2.9 million and $2.7 million,

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Fiscal Years Ended June 30,
	(Amounts in thousands)
	2009	2008	2007
Stock-based compensation expense allocation:

Cost of operations	$420	$356	$401
General and administrative	1,598	1,509	1,510
Exploration and business development	903	1,004	752

Total stock-based compensation expense	$2,921	$2,869	$2,663

The total income tax benefit associated with non-cash stock compensation expense was approximately $1.0 million for each of the fiscal years ended June 30, 2009, 2008, and 2007.
As of June 30, 2009, there are 263,150 shares of common stock reserved for future issuance under our 2004 Plan.
Stock Options and Stock Appreciation Rights
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option awards have 10 year contractual terms.
Stock appreciation rights (“SARs”) are granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. SARs granted to officers, key employees and other persons vest based on one to three years of continuous service. SARs granted have 10 year contractual terms and are settled in shares of Royal Gold common stock.
To determine stock-based compensation expense for stock options and SARs, the fair value of each stock option and SAR is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during our fiscal year 2009, 2008 and 2007 grants are noted in the following table:

	2009	2008	2007
Weighted average expected volatility	44.5%	47.8%	52.9%
Weighted average expected option term in years	5.3	5.0	5.1
Weighted average dividend yield	0.92%	0.91%	0.93%
Weighted average risk free interest rate	2.5%	3.9%	4.6%
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
Stock Options
A summary of stock option activity under our equity compensation plans for the fiscal year ended June 30, 2009, is presented below (amounts in thousands except share data).

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(Years)	Value
Outstanding at July 1, 2008	586,713	$21.65
Granted	24,000	30.96
Exercised	(50,190)	15.38
Forfeited and Expired	(1,833)	29.49

Outstanding at June 30, 2009	558,690	$22.59	6.0	$10,673

Exercisable at June 30, 2009	484,857	$21.47	4.8	$9,803

The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2009, 2008 and 2007, was $12.28, $12.82, and $13.79, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2009, 2008 and 2007, were $1.2 million, $2.5 million, and $0.8 million, respectively.
A summary of the status of the Company’s non-vested stock options for the fiscal year ended June 30, 2009, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2008	148,167	$13.23
Granted	24,000	$12.28
Vested	(96,500)	$12.83
Forfeited	(1,833)	$13.07

Non-vested at June 30, 2009	73,834	$13.44

For the fiscal years ended June 30, 2009, 2008 and 2007, we recorded stock-based compensation expense associated with stock options of $0.8 million, $1.1 million and $1.2 million, respectively. As of June 30, 2009, there was approximately $0.6 million of total unrecognized stock-based compensation expense related to non-vested stock options granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.8 years.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SARs
A summary of SARs activity under our equity compensation plans for the fiscal year ended June 30, 2009, is presented below (amounts in thousands except share data).

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
SARs	Shares	Price	(Years)	Value
Outstanding at July 1, 2008	—	$—
Granted	50,500	30.96
Exercised	—	—
Forfeited and Expired	—	—

Outstanding at June 30, 2009	50,500	$30.96	9.3	$542

Exercisable at June 30, 2009	—	$—	—	$—

There were no SARs granted during fiscal years 2008 and 2007. The weighted-average grant date fair value of SARs granted during the fiscal year ended June 30, 2009, was $12.28.
A summary of the status of the Company’s non-vested SARs for the fiscal year ended June 30, 2009, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2008	—	$—
Granted	50,500	$12.28
Vested	—	$—
Forfeited	—	$—

Non-vested at June 30, 2009	50,500	$12.28

For the fiscal year ended June 30, 2009, we recorded stock-based compensation expense associated with SARs of $0.2 million. As of June 30, 2009, there was approximately $0.4 million of total unrecognized stock-based compensation expense related to non-vested SARs granted under our equity compensation plans, which is expected to be recognized over a weighted-average period of 1.5 years.
Other Stock-based Compensation
Performance Shares
On November 5, 2008, officers and certain employees were granted 46,500 shares of restricted common stock that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant (“Performance Shares”). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to two different performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve on an annual basis.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of the status of the Company’s non-vested Performance Shares for the fiscal year ended June 30, 2009, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2008	66,000	$29.49
Granted	46,500	$30.96
Vested	(9,000)	$28.78
Forfeited	(2,250)	$29.64

Non-vested at June 30, 2009	101,250	$30.22

For the fiscal years ended June 30, 2009, 2008 and 2007, we recorded stock-based compensation expense associated with our Performance Shares of approximately $0.1 million, $0.5 million and $1.1 million, respectively. As of June 30, 2009, total unrecognized stock-based compensation expense related to Performance Shares was approximately $0.8 million, which is expected to be recognized over the remaining vesting period of 1.5 years.
Restricted Stock
As defined in the 2004 Plan, officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”). On November 5, 2008, officers and certain employees were granted 79,000 shares of Restricted Stock. Restricted Stock awards granted to officers and certain employees vest over three years beginning after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. Also on November 5, 2008, our non-executive directors were granted 17,500 shares of Restricted Stock. The non-executive directors’ shares of Restricted Stock vest as to 50% immediately and 50% one year after the date of grant.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of the Company’s non-vested Restricted Stock for fiscal year ended June 30, 2009, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at July 1, 2008	193,250	$26.72
Granted	96,500	$30.96
Vested	(23,166)	$26.51
Forfeited	(6,000)	$29.35

Non-vested at June 30, 2009	260,584	$28.25

For the fiscal years ended June 30, 2009, 2008 and 2007, we recorded stock-based compensation expense associated with the Restricted Stock of approximately $1.8 million, $1.1 million, and $0.4 million, respectively. As of June 30, 2009, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $4.8 million, which is expected to be recognized over the remaining average vesting period of 3.25 years.
7. ROYALTY PORTFOLIO RESTRUCTURING GAIN
As part of the royalty restructuring as part of the Barrick acquisition, which is discussed in Note 2, the Company recognized a gain of $31.5 million during the fiscal quarter ended December 31, 2008. The restructured royalties were a nonmonetary exchange and the fair value of the restructured royalties was determined based on expected future cash flows. The Company’s basis in the restructured royalties was zero thus giving rise to the $31.5 million gain.
In May 2009, Golden Star Resources Ltd. (“Golden Star”) exercised its right of repurchase on the Benso 1.5% NSR royalty held by the Company for $3.4 million. The Company acquired the Benso royalty in December 2007 for approximately $1.9 million. The Company’s net book value for the Benso royalty on the date of exercise by Golden Star was approximately $1.2 million. As such, the Company recognized a gain of approximately $2.2 million upon exercise.
8. STOCKHOLDERS’ EQUITY
Preferred Stock
We have 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2009 and 2008.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Common Stock Issuances
Fiscal 2009
During the fiscal year ended June 30, 2009, options to purchase 50,190 shares were exercised, resulting in proceeds of approximately $0.8 million.
On April 14, 2009, we sold 6,500,000 shares of our common stock, at a price of $38.00 per share, resulting in net proceeds of approximately $235.0 million, which is net of the underwriter’s discount of approximately $11.1 million and transaction costs of approximately $0.9 million. The net proceeds from the offering will be used primarily to pay the cash component of the Teck Transaction, as discussed within Note 2. If the Teck Transaction does not close, the net proceeds will be used for general corporate purposes and to fund acquisitions of additional royalty interests.
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
9. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Year Ended June 30, 2009
	(In thousands, except share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$38,348	35,337,133	$1.09
Effect of other dilutive securities	—	451,943

Diluted EPS	$38,348	35,789,076	$1.07

For the fiscal year ended June 30, 2009, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of the awards was less than the average market price of our common stock for the period.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Year Ended June 30, 2008
	(In thousands, except share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$24,043

Preferred stock dividends	(2,802)
Preferred stock deemed dividend upon conversion	(1,986)

Net income available to common stockholders for basic earnings per share	$19,255	31,054,725	$0.62
Effect of other dilutive securities	—	335,568

Diluted EPS	$19,255	31,390,293	$0.61

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
10. INCOME TAXES
The Company’s Income tax expense consisted of (in thousands):

	2009	2008	2007
Current federal tax expense	$24,027	$11,935	$10,310
Deferred tax benefit	(2,953)	(32)	(813)
Increase in deferred tax asset valuation allowance	783	147	52

Total income tax expense	$21,857	$12,050	$9,549

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes for the fiscal years ended June 30, 2009, 2008 and 2007, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of minority interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences (in thousands):

	2009	2008	2007
Total expense computed by applying federal rates	$21,072	$12,633	$10,244
State income taxes, net of federal benefit	288	128	84
Adjustments of valuation allowance	783	147	52
Excess depletion	(1,074)	(1,294)	(956)
Other	788	436	125

	$21,857	$12,050	$9,549

The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2009 and 2008, are as follows (in thousands):

	2009	2008
Deferred tax assets:
Stock-based compensation	$2,205	$1,595
Net operating losses	7,261	1,451
Other	349	381

Total deferred tax assets	9,815	3,427

Valuation allowance	(982)	(199)

Net deferred tax assets	8,833	3,228

Deferred tax liabilities:
Mineral property basis	(31,690)	(28,112)
Other	(397)	(1,100)

Total deferred tax liabilities	(32,087)	(29,212)

Total net deferred taxes	$(23,254)	$(25,984)

As of June 30, 2009, our valuation allowance was associated with foreign net operating loss carryforwards attributed to RGCL and one of our Canadian wholly-owned subsidiaries, RGLD Gold Canada, Inc. (“RGLD Gold”). As of June 30, 2008, our valuation allowance was associated with foreign net operating loss carryforwards attributed to RGCL. As of June 30, 2009, the net operating loss associated with RGCL and RGLD Gold is approximately $1.3 million and $22.9 million, respectively. There is an unlimited carryback and carryforward period to use such losses.
The Company adopted the provisions of FIN 48 on July 1, 2007, with no impact on its financial statements. As of June 30, 2009 and 2008, the Company’s total unrecognized tax benefits were $0.6 million and $0.4 million, respectively, for uncertain tax positions. The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.
The material income tax returns the Company files are the U.S. federal income tax return, which has a three year statute of limitations, and the Colorado state income tax return, which has a four year statute of limitations. The U.S. federal return for tax years ended on or after June 30, 2006, and the Colorado state

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
return for tax years ended on or after June 30, 2005, are subject to examination by the relevant taxing authority.
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $0.1 million at June 30, 2009, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.
11. SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s supplemental cash flow information for the fiscal years ending June 30, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Cash paid during the period for:
Interest	$391	$720	$801
Income taxes, net of refunds	$23,303	$13,292	$10,293
Non-cash investing and financing activities:
Dividends declared	$11,117	$11,571	$6,289
Conversion of preferred stock to common stock	$—	$116,946	$—
Battle Mountain acquisition (with common stock)	$—	$35,832	$—
Acquisition of royalty interest in mineral property (with common stock)	$—	$—	$18,495
12. MAJOR SOURCES OF REVENUE
In each of fiscal years 2009, 2008 and 2007, we recognized approximately $22.2 million, $27.7 million and $28.2 million, respectively, of our total royalty revenue from the same operator, Barrick, but not from the same mine.
13. SIMPLIFIED EMPLOYEE PENSION (“SEP”) PLAN
We maintain a Simplified Employee Pension Plan (“SEP Plan”) in which all employees are eligible to participate. We contribute a minimum of 3% of an employee’s compensation to an account set up for the benefit of the employee. If an employee chooses to make additional contributions to the SEP Plan through salary withholdings, we will match such contributions to a maximum of 7% of the employee’s salary. We contributed $0.2 million, $0.2 million and $0.1 million in fiscal years 2009, 2008 and 2007, respectively.
14. COMMITMENTS AND CONTINGENCIES
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick , we acquired a royalty on a portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew. St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. succeeded Barrick as the royalty payee under the royalty agreement.
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
Barrick and Royal Gold were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. The Court’s decision may be appealed within 30 days of the date of decision.
The Holt royalty is currently classified as a development stage royalty interest and the Company does not currently receive revenue from the royalty.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contractual Obligations
Our long-term contractual obligations as of June 30, 2009, are as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Note payable(1)	$19,546	$108	$19,438	$—	$—
Operating leases	718	193	525	—	—
Other long-term obligations	89	26	53	10	—

Total	$20,353	$327	$20,016	$10	$—

(1)	Amounts represent principal ($19.25 million) and estimated interest payments ($0.3 million) assuming no early extinguishment. See Note 5 for further detail.

(2)	We lease office space under a lease agreement, which expires October 31, 2012.
Employment Agreements
We have one-year employment agreements with some of our officers which, under certain circumstances, require total minimum future base compensation, at June 30, 2009, of approximately $1.1 million. The terms of each of these agreements automatically extend for four successive one-year periods, unless terminated by Royal Gold or the officer, according to the terms of the agreements.
15. RELATED PARTY
Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty (“NVR1”) on production of minerals from a portion of Cortez. Denver Mining Finance Company (“DMFC”), our wholly-owned subsidiary, is the general partner and holds a 2.0% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Chairman of the Board of Directors, the Chairman of our Audit Committee and one other member of our board of directors hold an aggregate 35.56% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments from the operator including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, including our directors and Chairman.
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
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 24,977 and 27,552 ounces of gold as of June 30, 2009 and 2008, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was approximately $10.6 million and $11.2 million as of June 30, 2009 and 2008, respectively, while the fair value of such ounces was approximately $23.3 million and $25.6 million as of

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008, respectively. None of the gold currently held in inventory as of June 30, 2009 and 2008, is attributed to Royal Gold’s CVP partnership interest, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.
16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

				Basic	Diluted
	Royalty	Operating	Net	Earnings	Earnings
	Revenues	Income	Income	Per Share	Per Share
Fiscal Year 2009 Quarter Ended (in thousands):

September 30	$16,079	$8,464	$5,749	$0.17	$0.17
December 31	14,622	2,387	21,397	0.63	0.62
March 31	20,797	7,139	4,142	0.12	0.12
June 30	22,273	9,302	7,060	0.18	0.16

	$73,771	$27,292	$38,348	$1.09	$1.07

Fiscal Year 2008 Quarter Ended (in thousands):

September 30	$12,503	$7,066	$5,538	$0.19	$0.19
December 31	14,710	6,389	4,610	0.11	0.11
March 31	18,731	9,001	6,889	0.11	0.11
June 30	20,353	10,526	7,006	0.21	0.20

	$66,297	$32,982	$24,043	$0.62	$0.61

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the fiscal year ended June 30, 2009, there were no changes in or disagreements with our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, over accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2009, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated by the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that, as of June 30, 2009, our internal control over financial reporting is effective.
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
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K, and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, as stated in their report, which is included herein.
Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers’ report on the Company’s internal control over financial reporting is contained within Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item appears under the section headings “Proposal 1 - Election of Class I Directors”, “Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the Company’s Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2009, and is incorporated by reference in this Annual Report on Form 10-K.
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
The information required by this item appears under the section heading “Executive Compensation” included in the Company’s Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2009, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the sub-section heading “Equity Compensation Plan Information” and section heading “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2009, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item appears under the sub-section heading “Certain Relationships and Related Transactions” and “Independence of Directors” in the Company’s Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2009, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the sub-section heading “Independent Registered Public Accountants” and the section heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accountants” included in the Company’s Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2009, and is incorporated by reference in this Annual Report on Form 10-K.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 20, 2009, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 65 above.

(b)	Exhibits
Reference is made to the Exhibit Index beginning on page 101 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: August 21, 2009	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 21, 2009	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: August 21, 2009	By:	/s/ Stefan L. Wenger
Stefan Wenger
Chief Financial Officer and Treasurer

Date: August 21, 2009	By:	/s/ Stanley Dempsey
Stanley Dempsey
Chairman

Date: August 21, 2009	By:	/s/ S. Oden Howell, Jr.
S. Oden Howell, Jr.
Director

Date: August 21, 2009	By:	/s/ John W. Goth
John W. Goth
Director

Date: August 21, 2009	By:	/s/ Merritt E. Marcus
Merritt E. Marcus
Director

Date: August 21, 2009	By:	/s/ M. Craig Haase
M. Craig Haase
Director

Date: August 21, 2009	By:	/s/ James W. Stuckert
James W. Stuckert
Director

Date: August 21, 2009	By:	/s/ Donald J. Worth
Donald J. Worth
Director

Date: August 21, 2009	By:	/s/ William M. Hayes
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

3.3
Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

4.1
First Amended and Restated Rights Agreement dated September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on September 10, 2007 and incorporated herein by reference)

4.2
Stockholder Agreement dated April 3, 2009 by and among Royal Gold, Inc., Compañía Minera Carmen de Andacollo and Teck Cominco Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009 and incorporated herein by reference)

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

10.5**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company’s proxy statement on October 15, 1999 and incorporated herein by reference)

Exhibit
Number	Description
10.6	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

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

10.11
Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.12
Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.13	Proceeds Agreement with HSBC Bank USA (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 20, 2005 and incorporated herein by reference)

10.14
Purchase Agreement, between Kennecott Minerals Company and Royal Gold, Inc., dated December 22, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 29, 2005 and incorporated herein by reference)

10.15
Amended and Restated Funding Agreement dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.16
Conveyance of Tail Royalty and Grant of Milling Fee dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

Exhibit
Number	Description
10.17
Conveyance of Production Payment dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

10.18
Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.19
Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.20
Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.21
Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.22
Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)

10.23**
Form of Indemnification Agreement with Directors and Officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 13, 2006, together with the Schedule of Certain Officers Parties thereto (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on September 4, 2007), and incorporated herein by reference)

10.24
Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.25
Shares for Debt Agreement between Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.26
Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

Exhibit
Number	Description
10.27
Supplemental Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.28
Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.29
Second Amended and Restated Promissory Note between Royal Gold, High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.30
Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.31
Guaranty between Royal Gold, Inc. and HSBC Bank USA, National Association, dated as of March 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 4, 2007 and incorporated herein by reference)

10.32
Royalty Purchase and Sale Agreement dated July 30, 2008 by and between Royal Gold, Inc. and Barrick Gold Corporation (filed as Exhibit 10.44 to Royal Gold’s Annual Report on Form 10-K/A filed on November 6, 2008 and incorporated herein by reference)

10.33
Amended and Restated Term Loan Agreement dated as of August 27, 2008 between Royal Gold Chile Limitada and HSBC Bank USA, National Association (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference)

10.34**
Employment Agreement by and between Royal Gold, Inc. and Tony Jensen dated September 15, 2008 (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.35**
Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Karen Gross, Stefan Wenger and Bruce Kirchhoff (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.36**
Form of Award Modification Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Tony Jensen, Karen Gross and Bruce Kirchhoff (filed as Exhibit 10.3 to Royal Gold’s Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.37
Third Amended and Restated Credit Agreement dated as of October 31, 2008 by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc., HSBC Bank USA, National Association, HSBC Securities (USA) Inc. and Bank of Nova Scotia (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on February 6, 2009 and incorporated herein by reference)

Exhibit
Number	Description
10.38**	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on February 6, 2009 and incorporated herein by reference)

10.39**
Form of Incentive Stock Option Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.40**
Form of Non-qualified Stock Option Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.41**
Form of Restricted Stock Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.42**
Form of Performance Share Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.43**
Form of Stock Appreciation Rights Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.44**
Form of Indemnification Agreement (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K on November 13, 2006 and incorporated herein by reference) entered into by Royal Gold, Inc. and William Zisch on March 26, 2009.

10.45
Master Agreement, dated April 3, 2009, by and between Royal Gold, Inc. and Compañía Minera Carmen de Andacollo (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on April 6, 2009 and incorporated herein by reference)

10.46*	Amendment No. 1 to the Master Agreement, dated August 12, 2009, by and between Royal Gold, Inc. and Compañía Minera Carmen de Andacollo.

21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies each management contract or compensation plan or arrangement.