Form 10-Q
period 2009-09-30
ROYAL GOLD INC
filed 2009-11-06
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Registrant’s telephone number, including area code (303) 573-1660
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 40,778,195 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of October 30, 2009.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited in thousands except share data)

	September 30,
	2009	June 30,
	(Unaudited)	2009
Current assets
Cash and equivalents	$307,497	$294,566
Royalty receivables	25,314	20,597
Income tax receivable	—	2,372
Deferred tax assets	185	166
Prepaid expenses and other	680	1,007

Total current assets	333,676	318,708

Royalty interests in mineral properties, net	445,298	455,966
Restricted cash — compensating balance	—	19,250
Inventory — restricted	9,629	10,622
Other assets	4,900	5,378

Total assets	$793,503	$809,924

Current liabilities
Accounts payable	$1,194	$2,403
Income tax payable	151	—
Dividends payable	3,262	3,259
Other	758	527

Total current liabilities	5,365	6,189

Net deferred tax liabilities	22,444	23,371
Term loan facility	—	19,250
Other long-term liabilities	840	703

Total liabilities	28,649	49,513

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.01 par value, authorized 100,000,000 shares; and issued 40,517,611 and 40,480,311 shares, respectively	405	405
Additional paid-in capital	703,837	702,407
Accumulated other comprehensive (loss) income	(27)	(80)
Accumulated earnings	50,572	46,709

Total Royal Gold stockholders’ equity	754,787	749,441
Non-controlling interests	10,067	10,970

Total stockholders’ equity	764,854	760,411

Total liabilities and stockholders’ equity	$793,503	$809,924

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2009	2008
Royalty revenues	$26,113	$16,079

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	1,201	847
General and administrative	2,195	1,671
Exploration and business development	885	674
Depreciation, depletion and amortization	11,078	4,423

Total costs and expenses	15,359	7,615

Operating income	10,754	8,464

Interest and other income	1,753	939
Interest and other expense	(355)	(288)

Income before income taxes	12,152	9,115

Income tax expense	(3,030)	(3,129)

Net income	9,122	5,986
Less: Net income attributable to non-controlling interests	(1,996)	(237)

Net income attributable to Royal Gold stockholders	$7,126	$5,749

Net income	$9,122	$5,986
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	53	(312)

Comprehensive income	$9,175	$5,674
Comprehensive income attributable to non-controlling interest	(1,996)	(237)

Comprehensive income attributable to Royal Gold stockholders	$7,179	$5,437

Net income per share attributable to Royal Gold stockholders:
Basic earnings per share	$0.18	$0.17

Basic weighted average shares outstanding	40,502,139	33,926,495

Diluted earnings per share	$0.17	$0.17

Diluted weighted average shares outstanding	40,861,713	34,278,980

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities

Net income	$9,122	$5,986
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	11,078	4,423
Gain on distribution to non-controlling interest	(1,616)	—
Deferred tax benefit	(950)	(423)
Non-cash employee stock compensation expense	1,150	636
Tax benefit of stock-based compensation exercises	(51)	—
Changes in assets and liabilities:
Royalty receivables	(4,717)	4,925
Prepaid expenses and other assets	534	(127)
Accounts payable	(752)	2,745
Income taxes payable	2,545	3,407
Other	(153)	14

Net cash provided by operating activities	$16,190	$21,586

Cash flows from investing activities

Change in restricted cash — compensating balance	19,250	(3,500)
Proceeds on sale of Inventory — restricted	2,899	—
Deferred acquisition costs	(249)	(1,419)
Other	(30)	(5)

Net cash provided by (used in) investing activities	$21,870	$(4,924)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	$51	$—
(Prepayment of) borrowings under term loan facility	(19,250)	3,500
Common stock dividends	(3,259)	(2,384)
Distribution to non-controlling interests	(2,899)	—
Proceeds from issuance of common stock	225	—
Other	3	—

Net cash (used in) provided by financing activities	$(25,129)	$1,116

Net increase in cash and equivalents	12,931	17,778

Cash and equivalents at beginning of period	294,566	192,035

Cash and equivalents at end of period	$307,497	$209,813

The accompanying notes are an integral part of these consolidated financial statements

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Operations
Royal Gold, Inc. (“Royal Gold,” the “Company,” “we,” “us,” or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the three months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“Fiscal 2009 10-K”).
Recently Adopted Accounting Standards
Accounting Standards Codification
Effective September 15, 2009, the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) has become the source of authoritative U.S. GAAP. The FASB ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. The adoption of the FASB ASC has had no impact on the Company’s consolidated financial statements.
Non-controlling Interests in Consolidated Financial Statements
On July 1, 2009, the Company adopted a new accounting standard included in FASB ASC 810, “Consolidation.” The adoption of the new accounting standard changed the presentation of its non-controlling (minority) interests. Except for presentation changes, the adoption of the new accounting standard had no impact on the Company’s consolidated financial position, results of operation or cash flows.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value Measurements
On July 1, 2009, the Company adopted a new accounting standard in FASB ASC 820, “Fair Value Measurements and Disclosures,” which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 10 for a discussion regarding the Company’s fair value measurements as of September 30, 2009.
Recently Issued Accounting Standards
In June 2009, new accounting guidance was issued that is expected to be included in FASB ASC 810, “Consolidation.” This statement amends the consolidation guidance applicable to variable interest entities and is effective for our fiscal year beginning July 1, 2010. We are evaluating the impact, if any, this new accounting guidance will have on our consolidated financial statements.
2. ROYALTY ACQUISITION
Proposed Acquisition of Andacollo Production Interest
As discussed in more detail in the Company’s Fiscal 2009 10-K, on April 3, 2009, the Company entered into a definitive agreement (“Master Agreement”) with a Chilean subsidiary of Teck Resources Limited (“Teck”), Compañía Minera Teck Carmen de Andacollo (“CDA”), to acquire an interest in the gold produced from the sulfide portion of the Andacollo project in Chile (the “Andacollo Production Interest”). We refer to this transaction throughout this report as the “Teck Transaction.” The purchase price for the Andacollo Production Interest consists of $217.9 million in cash and 1,204,136 of the Company’s common shares.
Royal Gold’s obligation to close the Teck Transaction is subject to CDA’s completion of concentrate marketing for a specified percentage of its concentrate production from the Andacollo mine, the condition that CDA’s material government approvals are not withdrawn or challenged, and completion of certain limited due diligence satisfactory to Royal Gold, as well as other customary closing conditions. Either party may terminate the definitive agreement if the closing conditions are not met or waived by January 29, 2010.
Acquisition of Barrick Royalty Portfolio
As discussed in further detail in the Company’s Fiscal 2009 10-K, effective October 1, 2008, the Company completed an acquisition of royalties from Barrick Gold Corporation (“Barrick”) for cash of approximately $181.3 million, including a restructuring of its GSR2, GSR3 and NVR1 royalties at Cortez, valued at $31.5 million, for net cash of approximately $150.0 million. As part of the royalty restructuring, the Company recognized a gain of $31.5 million during the fiscal quarter ended December 31, 2008. The transactions were completed pursuant to the Royalty Purchase and Sale Agreement dated July 30, 2008. The cash portion of the purchase price was paid from the Company’s cash on hand.
The acquisition of Barrick’s royalty portfolio has been accounted for as an asset acquisition using the purchase method of accounting. The total purchase price of $181.3 million, plus direct transaction costs of approximately $3.1 million, has been allocated to the acquired royalty interests according to their relative fair values and is recorded as separate components of Royalty Interests in Mineral Properties on

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
our consolidated balance sheets. The amounts allocated to the acquired royalty interests in mineral properties acquired from Barrick were preliminary as of June 30, 2009, and were subject to change upon completion of final valuations based upon receipt of updated reserve and other information expected to be received from certain operators.
During the quarter ended September 30, 2009, we finalized our purchase accounting for the Barrick royalty portfolio acquisition. As such, we have allocated the total purchase price of $181.3 million, plus direct transaction costs of approximately $3.1 million, to the acquired royalty interests according to their relative fair market values. The operating impacts of the royalty interests acquired from Barrick have been reflected in the financial results of Royal Gold from October 1, 2008.
3. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following summarizes the Company’s royalty interests in mineral properties as of September 30, 2009 and June 30, 2009.

As of September 30, 2009		Accumulated
(Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez	$10,630	$(9,280)	$1,350
Robinson	17,825	(6,535)	11,290
Taparko	33,570	(14,213)	19,357
Leeville	18,322	(8,876)	9,446
Goldstrike	20,788	(10,490)	10,298
Mulatos	43,442	(6,940)	36,502
Peñasquito (oxide circuit)	4,026	(770)	3,256
Dolores	44,878	(1,322)	43,556
Siguiri	11,000	(4,983)	6,017
Allan	17,000	(117)	16,883
Other	45,798	(20,562)	25,236

	267,279	(84,088)	183,191

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Canadian Malartic	35,500	—	35,500
Pascua-Lama	20,446	—	20,446
Other	42,744	—	42,744

	193,836	—	193,836

Exploration stage royalty interests	68,271	—	68,271

Total royalty interests in mineral properties	$529,386	$(84,088)	$445,298

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

		Accumulated
As of June 30, 2009 (Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Cortez	$10,630	$(9,192)	$1,438
Robinson	17,825	(6,238)	11,587
Taparko	33,570	(10,709)	22,861
Leeville	18,322	(8,246)	10,076
Goldstrike	20,788	(10,247)	10,541
Mulatos	34,214	(5,618)	28,596
Peñasquito (oxide circuit)	4,026	(591)	3,435
Dolores	44,878	(607)	44,271
Siguiri	10,946	(3,659)	7,287
Allan	22,020	(100)	21,920
Other	44,658	(18,337)	26,321

	261,877	(73,544)	188,333
Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Canadian Malartic	34,031	—	34,031
Pascua-Lama	20,446	—	20,446
Other	27,743	—	27,743

	177,366	—	177,366
Exploration stage royalty interests	90,267	—	90,267

Total royalty interests in mineral properties	$529,510	$(73,544)	$455,966

4. CREDIT FACILITY
The Company maintains a $125 million revolving credit facility with HSBC Bank USA, National Association (“HSBC Bank”) and Scotiabanc Inc. as lenders. The credit facility has a maturity date of October 30, 2013. Borrowings under the credit facility will bear interest at a floating rate of LIBOR plus a spread ranging from 1.75% to 2.25%, based on the Company’s leverage ratio, as defined in the credit facility agreement. As of September 30, 2009, the Company did not have any amounts outstanding under the credit facility.
5. TERM LOAN FACILITY
Royal Gold Chile Limitada (“RGCL”), a wholly-owned subsidiary of Royal Gold, had a $19.25 million term loan outstanding bearing interest at LIBOR plus 0.25% pursuant to an Amended and Restated Term Loan Agreement (“Amended and Restated Agreement”) between RGCL and HSBC Bank. On September 23, 2009, RGCL prepaid the full $19.25 million outstanding, plus interest, under the Amended and Restated Agreement. In addition to prepaying all outstanding amounts, RGCL notified HSBC Bank of its intention to terminate the Amended and Restated Agreement. Termination of the Amended and Restated Agreement was effective September 24, 2009.
To secure RGCL’s obligations under the Amended and Restated Agreement, the Company maintained $19.25 million in a Collateral Account at HSBC Bank. The Collateral Account balance was recorded as Restricted cash — compensating balance on the Company’s consolidated balance sheets. Upon the full prepayment and termination of the Amended and Restated Agreement, the Collateral Account was closed

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
and the $19.25 million was reclassified to Cash and equivalents on the Company’s consolidated balance sheets as of September 30, 2009.
6. STOCK-BASED COMPENSATION
The Company recognized stock option and other stock-based compensation expense as follows:

	For The Three Months Ended
	(In thousands)
	September 30,	September 30,
	2009	2008
Stock options	$135	$310
Stock appreciation rights	77	—
Restricted stock	468	261
Performance stock	470	65

Total stock-based compensation expense	$1,150	$636

Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended
	(In thousands)
	September 30,	September 30,
	2009	2008
Stock-based compensation expense allocation:
Cost of operations	$270	$75
General and administrative	566	347
Exploration and business development	314	214

Total stock-based compensation expense	$1,150	$636

There were no stock options granted during the three months ended September 30, 2009 and 2008. As of September 30, 2009, there was $0.5 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.17 years.
There were no stock appreciation rights granted during the three months ended September 30, 2009 and 2008. As of September 30, 2009, there was $0.3 million of unrecognized compensation expense related to non-vested stock appreciation rights, which is expected to be recognized over a weighted-average period of 1.47 years.
There was no restricted stock granted during the three months ended September 30, 2009 and 2008. As of September 30, 2009, there was $4.3 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 4.06 years.
There was no performance stock granted during the three months ended September 30, 2009 and 2008. As of September 30, 2009, there was $1.7 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average vesting period of 1.28 years.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
7. EARNINGS PER SHARE (“EPS”) COMPUTATION

	For The Three Months Ended September 30, 2009
	(In thousands, except share and per-share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$7,126	40,502,139	$0.18
Effect of other dilutive securities	—	359,574	—

Diluted EPS	$7,126	40,861,713	$0.17

	For The Three Months Ended September 30, 2008
	(In thousands, except share and per-share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$5,749	33,926,495	$0.17
Effect of other dilutive securities	—	352,485	—

Diluted EPS	$5,749	34,278,980	$0.17

For the three months ended September 30, 2009 and 2008, all outstanding stock-based compensation awards were included in the computation of diluted EPS because the exercise price of the awards was less than the average market price of our common stock for the period.
8. INCOME TAXES

	Three Months Ended September 30,
	(In thousands)
	2009	2008
Income tax expense	$3,030	$3,129
Effective tax rate	24.9%	34.3%
The material income tax returns the Company files are the U.S. federal income tax return, which has a three year statute of limitations, and the Colorado state income tax return, which has a four year statute of limitations. The U.S. federal return for tax years ended on or after June 30, 2007, and the Colorado state return for tax years ended on or after June 30, 2006, are subject to examination by the relevant taxing authority.
As of September 30, 2009, the Company’s total unrecognized tax benefits were $0.7 million for uncertain tax positions. The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $0.1 million at September 30, 2009, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.

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

	Royalty
	Revenue		Royalty Interests in
	Three months ended		Mineral Properties, net
	September 30,		As of	As of
	2009	2008	September 30, 2009	June 30, 2009
United States	44%	84%	12%	13%
Mexico	17%	10%	45%	45%
Canada	2%	—	23%	19%
Chile	1%	—	6%	6%
Africa(1)	28%	—	7%	8%
Other	8%	6%	7%	9%

(1)	Consists of royalties on properties in Burkina Faso, Guinea and the Republic of Ghana.
10. FAIR VALUE MEASUREMENTS
FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table sets forth the Company’s financial assets measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. The Company’s financial liabilities are not within the scope of FASB ASC 820.

	Fair Value at September 30, 2009
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$270,573	$270,573	$—	$—
Marketable equity securities(2)	212	212	—	—

	$270,785	$270,785	$—	$—

(1)	Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)	Included in Other assets in the Company’s consolidated balance sheets.
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
As of September 30, 2009, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value at acquisition or in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the three months ended September 30, 2009. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
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
After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by the EPA, entered into a Partial Consent Decree with the EPA and the United States Department of Justice intending to settle their liability for past and future clean-up costs incurred or expected to be incurred at the Site by the federal government. The United States District Court for the Central District of California entered the Partial Consent Decree on August 14, 2003. Based on the minimal volume of allegedly hazardous substances that Royal Resources, Inc. disposed of at the Site,

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
which was characterized in volume as de minimis, our share of the $25.3 million settlement amount was approximately $0.1 million, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States Treasury on May 9, 2003 and the Partial Consent Decree was executed. As a result of the settlement, the United States of America may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States’ total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million.
Royal Gold also executed a de minimis party Administrative Order on Consent (“AOC”) with the State of California on January 15, 2009. The AOC became effective upon notice, dated September 25, 2009, from the California Attorney General that the required 30-day public comment period closed and that no comments were received requiring modification of or withdrawal from the AOC by the State of California.
Under the terms of the federal Partial Consent Decree and the state AOC, we believe our potential liability to the United States of America, the State of California, and third parties to be effectively settled and any further exposure related to the Casmalia site to be a remote possibility.
Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick, we acquired a royalty on a portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. (“St Andrew”). St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. (“RGLD Gold”) succeeded Barrick as the royalty payee under the royalty agreement.
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
Royal Gold and RGLD Gold (collectively “Royal Gold”) and Barrick were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. On August 21, 2009, Newmont Canada appealed the Court’s decision to the Court of Appeal of Ontario but did not name Royal Gold as a party to the appeal. Royal Gold filed a motion for an order of the Court of Appeal directing Newmont Canada to name Royal Gold as a party to the appellate proceedings.
The Holt royalty is currently classified as a development stage royalty interest and the Company does not currently receive revenue from the royalty.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
12. RELATED PARTY
Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty (“NVR1”) on production of minerals from a portion of Cortez. Denver Mining Finance Company (“DMFC”), our wholly-owned subsidiary, is the general partner and holds a 2.0% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Chairman of the Board of Directors, the Chairman of our Audit Committee and one other member of our board of directors hold an aggregate 35.56% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments from the operator, including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, which includes certain directors and our Chairman.
CVP receives its royalty from Cortez in-kind. The Company, as well as certain other limited partners, sells its pro-rata share of such gold immediately and receives distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 22,274 and 24,977 ounces of gold as of September 30, 2009, and June 30, 2009, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was approximately $9.6 million and $10.6 million as of September 30, 2009, and June 30, 2009, respectively, while the fair value of such ounces was approximately $22.2 million and $23.3 million as of September 30, 2009, and June 30, 2009, respectively. None of the gold currently held in inventory as of September 30, 2009, and June 30, 2009, is attributed to Royal Gold’s CVP partnership interest, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.
13. SUBSEQUENT EVENT
The Company evaluated all events or transactions that occurred after September 30, 2009, through November 6, 2009, the date the Company issued these financial statements. The event that occurred after September 30, 2009, through November 6, 2009, was as follows:
Troy
On October 13, 2009, the Company and Genesis Inc. (“Genesis”), a wholly owned subsidiary of Revett Silver Company and the operator of the Troy mine, finalized a restructuring of the Company’s 6.1% and 2.0% GSR royalties at the Troy mine into one perpetual 3.0% royalty. The restructured 3.0% perpetual royalty will commence on July 1, 2010, and applies to all production from the Troy mine in addition to an expanded area of interest in the vicinity of the mine. The Company paid Genesis approximately $1.5 million in consideration for the restructured royalty.
Also on October 13, 2009, Genesis satisfied its outstanding $1.5 million obligation due to the Company pursuant to our 7.0% GSR production payment royalty at the Troy mine. The 7.0% GSR production payment royalty was subject to a $10.5 million cap, which was met as of June 30, 2009. Upon receipt of payment of the $1.5 million obligation, the 7.0% GSR production payment royalty terminated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“Fiscal 2009 10-K”).
This MD&A contains forward-looking information. You should review our important note about forward-looking statements following this MD&A.
We refer to “GSR,” “NSR” and other types of royalty interests throughout this MD&A. These terms are defined in our Fiscal 2009 10-K.
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
The Company owns royalties on 21 producing properties, 12 development stage properties and over 80 exploration stage properties, of which the Company considers 25 to be evaluation stage projects. The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environment costs or other mining costs on the properties in which we hold royalty interests. During the quarter ended September 30, 2009, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the prices of gold, silver, copper and other metals, as well as production from our producing stage royalty interests. Royalty revenue for the quarter ended September 30, 2009 was $26.1 million (which includes $0.4 million of non-controlling interest), compared to $16.1 million (which includes $0.2 million of non-controlling interest) for the quarter ended September 30, 2008. For the quarters ended September 30, 2009 and 2008, the price of gold averaged $960 and $872 per ounce, respectively, the price of silver averaged $14.69 and $15.09 per ounce, respectively, and the price of copper averaged $2.65 and $3.49 per pound, respectively. For the three months ended September 30, 2009, Royal Gold derived 86% of its total royalty revenue from gold royalties, 2% of its total royalty revenue from silver royalties, 7% of its total revenue from copper royalties and 5% of its total revenue from other metal royalties, compared to 69% of its total revenue from gold royalties, 3% of its total revenue from silver royalties and 28% of its total revenue from copper royalties for the three months ended September 30, 2008.
The increase in royalty revenue for the quarter ended September 30, 2009, compared with the quarter ended September 30, 2008, resulted primarily from production from the recently acquired Barrick royalty portfolio, an increase in production at Taparko and Peñasquito, and commencement of production at Dolores. These increases were partially offset by a decrease in production at Goldstrike and a decrease in copper prices and production at Robinson. Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.
Principal Royalties
Our principal producing royalty interests are shown in the following table. The Company considers both historical and future potential revenues in determining which royalties in our portfolio are principal to our business. Estimated future potential royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalties are no longer principal to our business.
Please refer to our Fiscal 2009 10-K for further discussion on our principal producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40%-5.0% sliding-scale GSR
GSR2: 0.40%-5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR

Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Goldstrike	Nevada, USA	Barrick	0.9% NSR

Peñasquito (oxide)(1)	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold and silver)

Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0%-5.0% sliding-scale NSR

Taparko(3)	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1) and a 0%-10% sliding-scale GSR (TB-GSR2)

Siguiri(4)	Guinea, West Africa	AngloGold Ashanti (“Anglogold”)	0.0%-1.875% sliding-scale NSR

Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	1.25% NSR; 2.0% NSR (gold and silver)

(1)	The Peñasquito project consists of oxide and sulfide portions. The oxide portion of the deposit is currently in production. The sulfide portion is classified as development stage as shown below.

(2)	The Mulatos royalty is capped at 2.0 million gold ounces of production. Approximately 462,000 cumulative ounces of gold have been produced as of September 30, 2009.

(3)	TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. TB-GSR2 will remain in effect until the termination of TB-GSR1. As of September 30, 2009, we have recognized approximately $14.8 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 110,000 ounces of gold.

(4)	The Siguiri royalty is subject to a dollar cap of approximately $12.0 million. As of September 30, 2009, approximately $6.5 million remains under the cap.

Our principal development royalties are shown in the following table and are not yet in production. Please refer to our Fiscal 2009 10-K for further discussion on our principal development stage royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Peñasquito (sulfide) (1)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead and zinc)

Pascua-Lama	Region III, Chile	Barrick	0.16%-1.08% sliding-scale NSR 0.22% fixed rate royalty (copper)

Canadian Malartic(2)	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	2.0%-3.0% sliding-scale NSR

Holt(3)	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price (NSR)

(1)	On October 13, 2009, Goldcorp announced that its first lead and zinc concentrates were produced from the Peñasquito mine. The Peñasquito mine will produce both lead and zinc concentrates, with most of the gold and silver production coming from lead concentrates. Ongoing concentrate production is planned during the remaining commissioning phase through year-end calendar 2009, with the first shipments to smelters planned for later in calendar 2009.

(2)	The Canadian Malartic royalty is subject to a buy down right, which if exercised by Osisko would lower the sliding-scale NSR royalty to 1.0%-1.5%.

(3)	Refer to “Recent Developments — Property Developments” as discussed below within this MD&A for a further discussion on recent developments at Holt.
Operators’ Production Estimates by Royalty for Calendar 2009
We received annual production estimates from the operators of our producing mines during the first calendar quarter of 2009. The following table shows such production estimates for our principal producing properties for calendar 2009 as well as the actual production reported to us by the various operators for the quarter ended September 30, 2009. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.
Operators’ Production Estimate by Royalty for Calendar 2009 and Reported Production
Principal Producing Properties
For the period January 1, 2009 through September 30, 2009

	Calendar 2009 Operator’s Production			Reported Production through
	Estimate(1)			September 30, 2009(2)
	Gold	Silver	Copper	Gold	Silver	Copper
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Cortez GSR1	345,296	—	—	227,612	—	—
Cortez GSR2	614	—	—	9,478	—	—
Cortez GSR3	345,910	—	—	237,090	—	—
Cortez NVR1	72,863	—	—	123,252	—	—
Robinson(3)	100,000	—	130 million	71,678	—	79.8 million
Leeville	426,212	—	—	317,446	—	—
Goldstrike	440,879	—	—	373,531	—	—
Peñasquito(4)	70,000	2.3 million	—	60,892	2.1 million	—
Mulatos(5)	170,000	—	—	134,485	—	—
Dolores	100,000	2.0 million	—	55,684	0.7 million	—
Taparko	76,000	—	—	65,833	—	—
Siguiri	300,000	—	—	239,188	—	—

(1)	There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2009 10-K for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2009 through September 30, 2009, as reported to us by the operators of the mines.

(3)	In August 2009, Quadra announced that annual production guidance for copper has been reduced to 130 million pounds of copper from 140 million pounds of copper due to its limited access to hypogene ore in the Veteran pit, which adversely affected blending capabilities. Gold production guidance was unchanged from Quadra’s earlier estimate.

(4)	Reported production estimate relates to the oxide circuit. The sulfide portion is classified as development stage.

(5)	In August 2009, Alamos announced that estimated annual gold production has been increased to between 160,000 and 170,000 ounces from between 145,000 and 160,000 ounces. The increase in reported production was the result of higher than planned recoveries, which was due to operational improvements.
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
Proven and probable reserves, as estimated by the operator as of December 31, 2008, for the sulfide portion are 393.5 million tonnes (433.7 million tons) with a grade of 0.39% copper and 0.13 g/t (0.004 ozs/ton) gold. This equates to 1.6 million contained ounces of gold. Reserves were estimated using a copper price of $1.50 per pound and a gold price of $480 per ounce. Gold will be produced as a by-product of copper production, with a gold recovery rate estimated by the operator to be approximately 61%. Once the mine is in full production, the operator expects the mill to have a capacity of 55,000 tonnes (60,630 tons) per day. The operator estimates that the mine will produce on average approximately 53,000 ounces of gold and 76,000 tonnes (83,775 tons) of copper in concentrate annually for the first ten years of commercial production, with an estimated mine life of 20 years. The mine is estimated to begin initial production of gold in the fourth quarter of calendar 2009, with commercial production at the mine to be achieved in the first half of calendar year 2010, unless this schedule is delayed by challenges to previously granted permits relating to CDA’s water supply, as announced by Teck on August 12, 2009.
Royal Gold’s obligation to close the Teck Transaction is subject to CDA’s completion of concentrate marketing for a specified percentage of its concentrate production from the Andacollo mine, the condition that CDA’s material government approvals are not withdrawn or challenged, and completion of certain limited due diligence satisfactory to Royal Gold, as well as other customary closing conditions. To accommodate the potential delay in the start-up of the sulfide milling operations, we have agreed to extend the outside closing date of the Teck Transaction. As such, either party may terminate the definitive agreement if the closing conditions are not met or waived by January 29, 2010.

Please also see Part I, Item 1A, Risk Factors — Additional risks that Royal Gold may face as a result of the Teck Transaction are set forth below, in our Fiscal 2009 10-K for further discussion on potential risks associated with the Teck Transaction.
Property Developments
Taparko
The Taparko mine commenced gold production in August 2007 and has contributed approximately $23.9 million in royalty revenue (from TB-GSR1 and TB-GSR2) since production commenced. Reserve characteristics, mining activity, and gold recovery performance has been near feasibility study estimates. However, mill performance has suffered since start-up due to problems associated with the grinding mill drive-train. A new gear box to correct mill problems was installed in October 2008 and, coupled with subsequent modifications, appear to have largely remedied mill drive issues, but close monitoring of the mill drive train continues. Gold sales at Taparko for the three months ended September 30, 2009, and September 30, 2008 were approximately 25,000 ounces and 120 ounces, respectively. The increase in gold sales during the period was attributable to the improved mill availability.
Somita SA (“Somita”), a 90% owned subsidiary of High River and the operator of Taparko, is in breach of certain obligations under the Amended and Restated Funding Agreement dated February 22, 2006 (the “Funding Agreement”) between Royal Gold, Inc. and Somita. Royal Gold has invested $35 million for the development of the Taparko mine under the Funding Agreement. As security for the Company’s investment in Somita, two of High River’s subsidiaries have pledged their equity interests in Somita and High River (West Africa) Ltd., the corporate parent of Somita. This pledge will remain in effect until certain production and performance standards have been attained at the Taparko mine. In addition, Royal Gold obtained as collateral a pledge of shares of certain equity investments in public companies held by High River. The market value of the pledged shares is approximately $43.2 million as of September 30, 2009. The Company’s carrying value of its royalty interests at Taparko was approximately $20.8 million as of September 30, 2009. The pledge of High River’s equity investment will remain in effect until project completion as provided in the construction contract between Somita and its construction contractor. Royal Gold has not agreed to forbear pursuing any of its remedies under the Funding Agreement or other agreements with High River and its affiliates.
Peñasquito
On October 13, 2009, Goldcorp announced production of its first lead and zinc concentrates from the Peñasquito mine. The Peñasquito mine will produce both lead and zinc concentrates, with most of the gold and silver production coming from lead concentrates. Ongoing concentrate production is planned during the remaining commissioning phase through year-end calendar 2009, with the first shipments to smelters planned for later in calendar 2009. Goldcorp expects to attain commercial production in the first quarter of calendar 2010. In addition, Goldcorp reported that construction of the second sulfide process line is well underway and progressing toward planned completion in the third quarter of calendar 2010.
Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick, we acquired a royalty on a portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew. St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. (“RGLD Gold”) succeeded Barrick as the royalty payee under the royalty agreement.

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
Royal Gold and RGLD Gold (collectively “Royal Gold”) and Barrick were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. On August 21, 2009, Newmont Canada appealed the Court’s decision to the Court of Appeal of Ontario but did not name Royal Gold as a party to the appeal. Royal Gold filed a motion for an order of the Court of Appeal directing Newmont Canada to name Royal Gold as a party to the appellate proceedings.
The Holt royalty is classified as a development stage royalty interest and the Company does not currently receive revenue from the royalty.
Troy
On October 13, 2009, the Company and Genesis Inc. (“Genesis”), a wholly-owned subsidiary of Revett Silver Company and the operator of the Troy mine, finalized a restructuring of the Company’s 6.1% and 2.0% GSR royalties at the Troy mine into one perpetual 3.0% royalty. The restructured 3.0% perpetual royalty will commence on July 1, 2010, and applies to all production from the Troy mine in addition to an expanded area of interest in the vicinity of the mine. The Company paid Genesis approximately $1.5 million in consideration for the restructured royalty.
Also on October 13, 2009, Genesis satisfied its outstanding $1.5 million obligation due to the Company pursuant to our 7.0% GSR production payment royalty at the Troy mine. The 7.0% GSR production payment royalty was subject to a $10.5 million cap, which was met as of June 30, 2009. Upon receipt of payment of the $1.5 million obligation, the 7.0% GSR production payment royalty terminated.
Results of Operations
Quarter Ended September 30, 2009, Compared to Quarter Ended September 30, 2008
For the quarter ended September 30, 2009, we recorded net income attributable to Royal Gold stockholders of $7.1 million, or $0.18 per basic share and $0.17 per diluted share, as compared to net income attributable to Royal Gold stockholders of $5.7 million, or $0.17 per basic and diluted share, for the quarter ended September 30, 2008. The increase in our net income attributable to Royal Gold stockholders was primarily due to an increase in royalty revenue. The increase in our royalty revenue was partially offset by an increase in depreciation, depletion and amortization expense as further discussed below.
For the quarter ended September 30, 2009, we recognized total royalty revenue of $26.1 million (which includes $0.4 million of non-controlling interest), at an average gold price of $960 per ounce and an average copper price of $2.65 per pound, compared to royalty revenue of $16.1 million (which includes $0.2 million of non-controlling interest), at an average gold price of $872 per ounce and an average copper price of $3.49 per pound for the quarter ended September 30, 2008. The increase in royalty revenue for the quarter ended September 30, 2009, compared with the quarter ended September 30, 2008, resulted primarily from an increase in the average gold price, production from the recently acquired

Barrick royalty portfolio, an increase in production at Taparko and Peñasquito, and commencement of production at Dolores. These increases were partially offset by a decrease in production at Goldstrike and decreases in copper prices and production at Robinson. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended September 30, 2009 and 2008
(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2009			September 30, 2008
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Taparko(2)	Gold	$5,966	25,350	oz.	$23	117	oz.
Cortez	Gold	$5,827	94,864	oz.	$4,536	60,676	oz.
Leeville	Gold	$2,317	133,821	oz.	$1,674	106,828	oz.
Mulatos(3)	Gold	$2,224	46,440	oz.	$537	41,120	oz.
Robinson		$1,855			$4,832
	Gold		18,269	oz.		37,487	oz.
	Copper		21.1 million	lbs.		40.4 million	lbs.
Siguiri(4)	Gold	$1,418	78,801	oz.	N/A	N/A
Dolores(5)		$1,111			$ N/A
	Gold		19,305	oz.		N/A
	Silver		349,248	oz.		N/A
Goldstrike	Gold	$957	109,729	oz.	$1,642	215,506	oz.
Peñasquito (oxide)		$626			$119
	Gold		22,900	oz.		4,883	oz.
	Silver		651,812	oz.		124,260	oz.
Other(6)	Various	$3,812	N/A		$2,716	N/A
Total Royalty Revenue		$26,113			$16,079

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended September 30, 2009 and September 30, 2008, as reported to us by the operators of the mines.

(2)	Refer to “Recent Developments, Property Developments” as discussed earlier within this MD&A for a further discussion on recent developments at Taparko. Our TB-GSR1 royalty at Taparko will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. Our TB-GSR2 royalty will remain in effect until the termination of TB-GSR1. As of September 30, 2009, we have recognized approximately $14.8 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 110,000 ounces of gold.

(3)	As part of the Barrick transaction, as discussed earlier within this MD&A, the Mulatos sliding-scale royalty rate increased to 5.0% from 1.5%, at current prices, resulting in additional royalty revenue of approximately $1.6 million during the three months ended September 30, 2009.

(4)	Royalty acquired in October 2008 as part of the Barrick transaction, as discussed earlier within this MD&A. The Siguiri royalty is subject to a dollar cap of approximately $12.0 million. As of September 30, 2009, approximately $6.5 million remains under the cap.

(5)	Production began during the fourth quarter of calendar 2008.

(6)	“Other” includes all of the Company’s non-principal producing royalties as of September 30, 2009 and 2008. Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for the period.

Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.
Cost of operations increased to $1.2 million for the quarter ended September 30, 2009, compared to $0.8 million for the quarter ended September 30, 2008. The increase was primarily due to an increase in non-cash stock compensation allocated to cost of operations of approximately $0.2 million and an increase in legal fees associated with our royalty interests of approximately $0.1 million. These increases were partially offset by a decrease in the Nevada Net Proceeds Tax expense, which resulted primarily from a decrease in royalty revenue from Robinson.
General and administrative expenses increased to $2.2 million for the quarter ended September 30, 2009, from $1.7 million for the quarter ended September 30, 2008. The increase was primarily due to an increase in non-cash stock compensation allocated to general and administrative expense of approximately $0.2 million and an increase in consulting costs of approximately $0.1 million.
Exploration and business development expenses increased to $0.9 million for the quarter ended September 30, 2009, from $0.7 million for the quarter ended September 30, 2008. The increase is primarily due to an increase in non-cash stock compensation allocated to exploration and business development expense of approximately $0.1 million and an increase in legal fees associated with business development activities of approximately $0.1 million.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $1.1 million and $0.6 million for the quarters ended September 30, 2009 and 2008, respectively. The increase in our non-cash stock compensation was due to an increase in the accrual for the expected vesting of certain performance share awards based on the Company’s estimates as of September 30, 2009. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the Notes to Consolidated Financial Statements for further discussion of the allocation of non-cash stock compensation for the quarters ended September 30, 2009 and 2008.
Depreciation, depletion and amortization increased to $11.0 million for the quarter ended September 30, 2009, from $4.4 million for the quarter ended September 30, 2008. Depletion from the Barrick royalties acquired in October 2008 contributed approximately $3.6 million in additional depletion during the period. Also, increased production at Taparko resulted in additional depletion of approximately $3.5 million during the period. These increases were partially offset by a decrease in production at Robinson, which resulted in a decrease in depletion of approximately $0.4 million.
Interest and other income increased to $1.8 million for the quarter ended September 30, 2009, from $0.9 million for the quarter ended September 30, 2008. The increase was primarily due to a $1.6 million gain on distributions of Inventory — restricted attributable to non-controlling interest holders. The increase was partially offset by a decrease in interest rates associated with our invested cash.
During the quarter ended September 30, 2009, we recognized income tax expense totaling $3.0 million compared with $3.1 million during the quarter ended September 30, 2008. This resulted in an effective tax rate of 24.9% in the current period, compared with 34.3% in the prior period. The decrease in our effective tax rate is the result of the release of a valuation allowance associated with foreign net operating loss carryforwards attributed to our Chilean subsidiary of approximately $1.3 million. The Company believes that these net operating losses will be fully utilized by our Chilean subsidiary.

Liquidity and Capital Resources
Overview
At September 30, 2009, we had current assets of $333.7 million compared to current liabilities of $5.4 million for a current ratio of 62 to 1. This compares to current assets of $318.7 million and current liabilities of $6.2 million at June 30, 2009, resulting in a current ratio of approximately 51 to 1. The increase in our current ratio is primarily due to an increase in cash and equivalents.
At September 30, 2009, our cash and equivalents as shown on the consolidated balance sheets were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. We are not invested in auction rate securities. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.
As further discussed earlier within this MD&A under “Recent Developments — Business Developments,” the Company entered into a Master Agreement with a Chilean subsidiary of Teck, CDA, to acquire the Andacollo Production Interest. The purchase price for the Andacollo Production Interest consists of $217.9 million in cash and 1,204,136 shares of the Company’s Common Stock.
During the three months ended September 30, 2009, liquidity needs were met from $26.1 million in royalty revenues (including $0.4 million of non-controlling interest) and our available cash resources.
We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for cost of operation expenses, general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions (including the Andacollo Production Interest as discussed earlier) and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at anytime, seeks acquisition opportunities in various stages of active review. In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities.
Please refer to our risk factors included in Part I, Item 1A of our Fiscal Year 2009 10-K for a discussion on certain risks that may impact the Company’s liquidity and capital resources in light of the recent economic downturn.
Recent Liquidity and Capital Resource Developments
Prepayment and Termination of Term Loan Facility
Royal Gold Chile Limitada (“RGCL”), a wholly-owned subsidiary of Royal Gold, had a $19.25 million term loan outstanding bearing interest at LIBOR plus 0.25% pursuant to an Amended and Restated Term Loan Agreement (“Amended and Restated Agreement”) between RGCL and HSBC Bank. On September 23, 2009, RGCL prepaid the full $19.25 million outstanding, plus interest, under the Amended and Restated Agreement. In addition to prepaying all outstanding amounts, RGCL notified HSBC Bank of its intention to terminate the Amended and Restated Agreement. Termination of the Amended and Restated Agreement was effective September 24, 2009.
To secure RGCL’s obligations under the Amended and Restated Agreement, the Company maintained $19.25 million in a Collateral Account at HSBC Bank. The Collateral Account balance was recorded as Restricted cash — compensating balance on the Company’s consolidated balance sheets. Upon the full prepayment and termination of the Amended and Restated Agreement, the Collateral Account was closed and the $19.25 million was reclassified to Cash and equivalents on the Company’s consolidated balance sheets as of September 30, 2009.

Recently Adopted and Issued Accounting Standards
Please refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion on recently adopted and issued accounting standards.
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices on which our royalties are paid or prices associated with the primary metal mined at our royalty properties;

•	the production at or performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	liquidity or other problems our operators may encounter;

•	unanticipated grade and geological, metallurgical, processing or other problems at the royalty properties;

•	mine operating and ore processing facility problems, pit wall or tailings dam failures, natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators of our royalty properties;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental and permitting laws, community unrest and labor disputes, and enforcement and uncertain political and economic environments;

•	risks associated with issuances of substantial additional common stock or incurrence of substantial indebtedness in connection with acquisitions or otherwise;

•	satisfaction or waiver of the closing conditions to the proposed acquisition of an interest in the gold production from the Andacollo mine described herein and the closing thereof;

•	acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the Andacollo mine; and

•	changes to management and key employees;
as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We disclaim any obligation to update any forward-looking statements made herein. Readers are cautioned not to put undue reliance on forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are significantly impacted by changes in the market price of gold, silver, copper and other metals. Gold, silver, copper and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see “Volatility in gold, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues,” under Part I, Item 1A of our Fiscal 2009 10-K, for more information that can affect gold and other prices as well as historical gold, silver and copper prices.
During the three month period ended September 30, 2009, we reported royalty revenues of $26.1 million, with an average gold price for the period of $960 per ounce and an average copper price of $2.65 per pound. Approximately 86% of our total recognized revenues for the three months ended September 30, 2009, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the three months ended September 30, 2009, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase or decrease in revenues of approximately $1.2 million, respectively. Approximately 7% of our total recognized revenues for the three months ended September 30, 2009, were attributable to copper sales from our copper producing royalty interests. For the three months ended September 30, 2009, if the price of copper had averaged higher or lower by $0.50 per pound, we would have recorded an increase or decrease in revenues of approximately $0.4 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2009, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated by the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2009, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
After extensive negotiations, on September 23, 2002, Royal Gold, along with 35 members of the PRP group targeted by the EPA, entered into a Partial Consent Decree with the EPA and the United States Department of Justice intending to settle their liability for past and future clean-up costs incurred or expected to be incurred at the Site by the federal government. The United States District Court for the Central District of California entered the Partial Consent Decree on August 14, 2003. Based on the minimal volume of allegedly hazardous substances that Royal Resources, Inc. disposed of at the Site, which was characterized in volume as de minimis, our share of the $25.3 million settlement amount was approximately $0.1 million, which we deposited into the escrow account that the PRP group set up for that purpose in January 2002. The funds were paid to the United States Treasury on May 9, 2003 and the Partial Consent Decree was executed. As a result of the settlement, the United States of America may only pursue Royal Gold and the other PRPs for additional clean-up costs if the United States’ total clean-up costs at the Site significantly exceed the expected cost of approximately $272 million.
Royal Gold also executed a de minimis party Administrative Order on Consent (“AOC”) with the State of California on January 15, 2009. The AOC became effective upon notice dated September 25, 2009, from the California Attorney General that the required 30-day public comment period closed and that no comments were received requiring modification of or withdrawal from the AOC by the State of California.
Under the terms of the federal Partial Consent Decree and the state AOC, we believe our potential liability to the United States of America, the State of California, and third parties to be effectively settled and any further exposure related to the Casmalia site to be a remote possibility.

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Item 2 “MD&A — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I, Item 1A of our Fiscal 2009 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on February 8, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on May 1, 2008 and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.
Date: November 6, 2009	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer