Form 10-Q
period 2009-12-31
ROYAL GOLD INC
filed 2010-02-05
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13357

Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	54-0835164 (I.R.S. Employer Identification No.)

1660 Wynkoop Street, Suite 1000 Denver, Colorado (Address of Principal Executive Office)	80202 (Zip Code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 42,155,611 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of January 29, 2010.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(In thousands except share data)

	December 31,
	2009	June 30,
	(Unaudited)	2009
Current assets
Cash and equivalents	$316,837	$294,566
Royalty receivables	32,440	20,597
Income tax receivable	4,279	2,372
Deferred tax assets	158	166
Prepaid expenses and other	720	1,007

Total current assets	354,434	318,708

Royalty interests in mineral properties, net	435,311	455,966
Restricted cash — compensating balance	—	19,250
Inventory — restricted	9,943	10,622
Other assets	4,665	5,378

Total assets	$804,353	$809,924

Current liabilities
Accounts payable	$3,575	$2,403
Dividends payable	3,684	3,259
Other	545	527

Total current liabilities	7,804	6,189

Net deferred tax liabilities	21,224	23,371
Chilean loan facility	—	19,250
Other long-term liabilities	831	703

Total liabilities	29,859	49,513

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $.01 par value, authorized 100,000,000 shares; and issued 40,741,654 and 40,480,311 shares, respectively	407	405
Additional paid-in capital	710,478	702,407
Accumulated other comprehensive income (loss)	68	(80)
Accumulated earnings	56,503	46,709
Treasury stock, at cost (74,430 and 0 shares, respectively)	(3,557)	—

Total Royal Gold stockholders’ equity	763,899	749,441
Non-controlling interests	10,595	10,970

Total stockholders’ equity	774,494	760,411

Total liabilities and stockholders’ equity	$804,353	$809,924

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Three Months Ended
	December 31,	December 31,
	2009	2008
Royalty revenues	$34,740	$14,622

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	1,638	613
General and administrative	2,972	2,122
Exploration and business development	2,828	963
Depreciation, depletion and amortization	12,101	8,537

Total costs and expenses	19,539	12,235

Operating income	15,201	2,387

Gain on royalty restructuring	—	31,500
Interest and other income	150	166
Interest and other expense	(166)	(357)

Income before income taxes	15,185	33,696

Income tax expense	(4,833)	(11,998)

Net income	10,352	21,698
Less: Net income attributable to non-controlling interests	(737)	(301)

Net income attributable to Royal Gold stockholders	$9,615	$21,397

Net income	$10,352	$21,698
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	94	240

Comprehensive income	$10,446	$21,938

Comprehensive income attributable to non-controlling interests	(737)	(301)

Comprehensive income attributable to Royal Gold stockholders	$9,709	$21,637

Net income per share attributable to Royal Gold stockholders:
Basic earnings per share	$0.24	$0.63

Basic weighted average shares outstanding	40,578,426	33,961,206

Diluted earnings per share	$0.23	$0.62

Diluted weighted average shares outstanding	40,962,137	34,375,388

Cash dividends declared per common share	$0.09	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Six Months Ended
	December 31,	December 31,
	2009	2008
Royalty revenues	$60,853	$30,701

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	2,839	1,460
General and administrative	5,167	3,793
Exploration and business development	3,713	1,637
Depreciation, depletion and amortization	23,179	12,960

Total costs and expenses	34,898	19,850

Operating income	25,955	10,851

Gain on royalty restructuring	—	31,500
Interest and other income	1,903	983
Interest and other expense	(521)	(523)
Income before income taxes	27,337	42,811

Income tax expense	(7,864)	(15,127)

Net income	19,473	27,684
Less: Net income attributable to non-controlling interests	(2,733)	(538)

Net income attributable to Royal Gold stockholders	$16,740	$27,146

Net income	$19,473	$27,684
Adjustments to comprehensive income, net of tax Unrealized change in market value of available for sale securities	147	(72)

Comprehensive income	$19,620	$27,612

Comprehensive income attributable to non-controlling interests	(2,733)	(538)

Comprehensive income attributable to Royal Gold stockholders	$16,887	$27,074

Net income per share attributable to Royal Gold stockholders:
Basic earnings per share	$0.41	$0.80

Basic weighted average shares outstanding	40,540,283	33,943,851

Diluted earnings per share	$0.41	$0.79

Diluted weighted average shares outstanding	40,942,564	34,343,827

Cash dividends declared per common share	$0.17	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For The Six Months Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$19,473	$27,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23,179	12,960
Gain on distribution to non-controlling interest	(1,742)	—
Deferred tax benefit	(1,446)	(2,541)
Non-cash employee stock compensation expense	3,087	1,551
Gain on royalty restructuring	—	(31,500)
Tax benefit of stock-based compensation exercises	(739)	(253)
Changes in assets and liabilities:
Royalty receivables	(13,416)	1,484
Prepaid expenses and other assets	634	(289)
Accounts payable	1,417	2,236
Income taxes (receivable) payable	(2,007)	11,372
Other	(557)	(499)

Net cash provided by operating activities	$27,883	$22,205

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	—	(186,110)
Proceeds from royalty restructuring	—	31,500
Change in restricted cash — compensating balance	19,250	(3,500)
Proceeds on sale of Inventory — restricted	3,108	—
Deferred acquisition costs	(343)	(62)
Other	(81)	(15)

Net cash provided by (used in) investing activities	$21,934	$(158,187)

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	739	253
(Prepayment of) borrowings under Chilean loan facility	(19,250)	3,500
Common stock dividends	(6,522)	(4,768)
Distribution to non-controlling interests	(3,108)	—
Proceeds from issuance of common stock	594	723
Debt issuance costs	(2)	(721)
Other	3	—

Net cash used in financing activities	$(27,546)	$(1,013)

Net increase (decrease) in cash and equivalents	22,271	(136,995)

Cash and equivalents at beginning of period	294,566	192,035

Cash and equivalents at end of period	$316,837	$55,040

Non-cash investing and financing activities:
Royalty restructuring	$(1,572)	$—
Treasury stock	$(3,557)	$—
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement have been included in this Form 10-Q. Operating results for the three and six months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on August 21, 2009 (“Fiscal 2009 10-K”).
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
Non-controlling Interests in Consolidated Financial Statements
On July 1, 2009, the Company adopted a new accounting standard included in FASB ASC 810, “Consolidation.” The adoption of the new accounting standard changed the presentation of its non-controlling (minority) interests. Except for presentation changes, the adoption of the new accounting standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value Measurements
On July 1, 2009, the Company adopted a new accounting standard in FASB ASC 820, “Fair Value Measurements and Disclosures,” which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 11 for a discussion regarding the Company’s fair value measurements as of December 31, 2009.
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
2. ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION
On December 17, 2009, Royal Gold and its wholly-owned Canadian subsidiary, RG Exchangeco Inc. (formerly 7296355 Canada Ltd.) (“Exchangeco”), entered into an Arrangement Agreement (the “Agreement”) with International Royalty Corporation (“IRC”), a global mineral royalty company based in Englewood, Colorado, to undertake a Plan of Arrangement (the “Plan of Arrangement”) whereby Royal Gold, through Exchangeco, will acquire all of the issued and outstanding common shares of IRC (the “IRC Transaction”).
At the election of each IRC shareholder, each common share of IRC will be exchanged for either C$7.45 in cash (based on Royal Gold’s share price and the currency exchange rate on December 14, 2009) or 0.1385 common shares of Royal Gold or a combination thereof, subject to a maximum of $350 million in cash and a maximum of 7.75 million common shares of Royal Gold to be issued to IRC shareholders. If IRC shareholders elect to receive more than approximately $314 million in cash, the number of Royal Gold common shares issued will be reduced on a pro-rated basis until such cash election reaches a maximum of $350 million. Assuming the maximum share election, this offer consists of 0.0771 shares of Royal Gold plus $3.12 in cash for each fully diluted share of IRC, implying 56% stock consideration. Assuming the maximum cash election, this offer consists of 0.0700 shares of Royal Gold plus $3.48 in cash for each fully diluted share of IRC, implying 51% stock consideration.
IRC shareholders who are resident in Canada for Canadian federal income tax purposes will have the option to elect to receive up to 0.1385 exchangeable shares of Exchangeco in lieu of electing Royal Gold common shares. Each exchangeable share can be redeemed for one common share of Royal Gold at the election of the shareholder. No more than 7.75 million Royal Gold common shares and exchangeable shares will be issued in the aggregate.
IRC’s board of directors has unanimously determined that the IRC Transaction is in the best interest of IRC and its shareholders and has recommended that IRC shareholders vote in favor of the transaction. All of the directors and senior officers of IRC, and certain significant IRC shareholders have entered into voting agreements in which, subject to the terms thereof, they have agreed to vote their shares in support of the IRC Transaction. Together, the IRC shareholders subject to the voting agreements represent a combined ownership of approximately 34% of IRC’s fully diluted shares outstanding.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The closing of the IRC Transaction is not subject to due diligence, Royal Gold shareholder approval or financing contingencies. The cash required for the acquisition will be sourced from available and unrestricted cash, together with committed credit facilities (see Notes 5 and 14) totaling $225 million, including the HSBC Term Loan described in Note 14. The closing of the IRC Transaction is subject to, among other things, receipt of court approval and the affirmative vote of at least 66 2/3 percent of the votes cast by IRC shareholders and option holders at a special meeting of the IRC shareholders. In December 2009, Franco-Nevada Corporation, of Toronto, Canada (“Franco-Nevada”), made an unsolicited offer of C$6.75 per share in cash for any and all of IRC’s outstanding common shares. Franco-Nevada amended its offer on January 19, 2010 by extending the expiration date of the offer to February 19, 2010. In light of this outstanding offer, and depending upon satisfaction of the closing conditions for the IRC Transaction, we can provide no assurance that the IRC Transaction will close.
Pursuant to the terms of the Agreement, IRC is subject to customary non-solicitation covenants. In the event a superior proposal is made, Royal Gold has the right to match such proposal, and in the event IRC’s board of directors changes its recommendation or terminates the Agreement in certain circumstances, IRC has agreed to pay Royal Gold a termination fee of $32 million. In certain other circumstances where the IRC Transaction is not completed, IRC is obligated to reimburse Royal Gold’s expenses up to a maximum of $5 million.
If the IRC Transaction closes, the Company expects the IRC Transaction to qualify as a business combination. As such, approximately $2.2 million in IRC Transaction costs have been expensed during the six months ended December 31, 2009.
3. ROYALTY ACQUISITIONS
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
The acquisition of Barrick’s royalty portfolio has been accounted for as an asset acquisition using the purchase method of accounting. The total purchase price of $181.3 million, plus direct transaction costs of approximately $3.1 million, has been allocated to the acquired royalty interests according to their relative fair values and is recorded as separate components of Royalty Interests in Mineral Properties,net on our consolidated balance sheets. The amounts allocated to the acquired royalty interests in mineral properties acquired from Barrick were preliminary as of June 30, 2009, and were subject to change upon completion of final valuations based upon receipt of updated reserve and other information expected to be received from certain operators.
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
4. ROYALTY INTERESTS IN MINERAL PROPERTIES
The following summarizes the Company’s royalty interests in mineral properties as of December 31, 2009 and June 30, 2009.

As of December 31, 2009		Accumulated
(Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Peñasquito(1)	$99,172	$(1,019)	$98,153
Dolores	44,878	(1,514)	43,364
Mulatos	43,442	(8,184)	35,258
Taparko	33,570	(19,315)	14,255
Robinson	17,825	(6,962)	10,863
Goldstrike	20,788	(10,634)	10,154
Leeville	18,322	(9,577)	8,745
Siguiri	11,000	(6,465)	4,535
Cortez	10,630	(9,398)	1,232
Other	64,370	(22,580)	41,790

	363,997	(95,648)	268,349

Development stage royalty interests:
Canadian Malartic	35,500	—	35,500
Pascua-Lama	20,446	—	20,446
Other	42,745	—	42,745

	98,691	—	98,691

Exploration stage royalty interests	68,271	—	68,271

Total royalty interests in mineral properties	$530,959	$(95,648)	$435,311

(1)	Includes the value for the oxide and sulfide circuits.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2009		Accumulated
(Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Dolores	$44,878	$(607)	$44,271
Mulatos	34,214	(5,618)	28,596
Taparko	33,570	(10,709)	22,861
Robinson	17,825	(6,238)	11,587
Goldstrike	20,788	(10,247)	10,541
Leeville	18,322	(8,246)	10,076
Siguiri	10,946	(3,659)	7,287
Peñasquito (oxide circuit)	4,026	(591)	3,435
Cortez	10,630	(9,192)	1,438
Other	66,678	(18,437)	48,241

	261,877	(73,544)	188,333

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Canadian Malartic	34,031	—	34,031
Pascua-Lama	20,446	—	20,446
Other	27,743	—	27,743

	177,366	—	177,366

Exploration stage royalty interests	90,267	—	90,267

Total royalty interests in mineral properties	$529,510	$(73,544)	$455,966

5. CREDIT FACILITY
The Company maintains a $125 million revolving credit facility with HSBC Bank USA, National Association (“HSBC Bank”) and Scotiabanc Inc. as lenders. The credit facility has a maturity date of October 30, 2013. Borrowings under the credit facility will bear interest at a floating rate of LIBOR plus a spread ranging from 1.75% to 2.25%, based on the Company’s leverage ratio, as defined in the credit facility agreement. As of December 31, 2009, the Company did not have any amounts outstanding under the credit facility. As discussed in Note 2, the Company intends to draw $125 million under this credit facility to partially fund the IRC Transaction.
6. CHILEAN TERM LOAN FACILITY
Royal Gold Chile Limitada (“RGCL”), a wholly-owned subsidiary of Royal Gold, had a $19.25 million term loan outstanding bearing interest at LIBOR plus 0.25% pursuant to an Amended and Restated Term Loan Agreement (the “Amended and Restated Agreement”) between RGCL and HSBC Bank. On September 23, 2009, RGCL prepaid the full $19.25 million outstanding, plus interest, under the Amended and Restated Agreement. In addition to prepaying all outstanding amounts, RGCL notified HSBC Bank of its intention to terminate the Amended and Restated Agreement. Termination of the Amended and Restated Agreement was effective September 24, 2009.
To secure RGCL’s obligations under the Amended and Restated Agreement, the Company maintained $19.25 million in a Collateral Account at HSBC Bank. The Collateral Account balance was recorded as Restricted cash — compensating balance on the Company’s consolidated balance sheets. Upon the full prepayment and termination of the Amended and Restated Agreement, the Collateral Account was closed and the $19.25 million was reclassified to Cash and equivalents on the Company’s consolidated balance sheets.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
7. STOCK-BASED COMPENSATION
The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Six Months Ended
	(In thousands)		(In thousands)
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Stock options	$126	$205	$261	$515
Stock appreciation rights	115	47	192	47
Restricted stock	761	639	1,229	901
Performance stock	935	24	1,405	88

Total stock-based compensation expense	$1,937	$915	$3,087	$1,551

Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended		For The Six Months Ended
	(In thousands)		(In thousands)
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Stock-based compensation expense allocation:
Cost of operations	$389	$110	$659	$185
General and administrative	1,097	585	1,663	932
Exploration and business development	451	220	765	434

Total stock-based compensation expense	$1,937	$915	$3,087	$1,551

For the three and six months ended December 31, 2009 and 2008, 21,060 and 24,000 stock options, respectively, were granted at an exercise price of $53.00 and $30.96, respectively. As of December 31, 2009, there was $0.8 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.09 years.
During the three and six months ended December 31, 2009 and 2008, 51,640 and 50,500 stock settled stock appreciation rights (“SSARs”), respectively, were granted at an exercise price of $53.00 and $30.96, respectively. As of December 31, 2009, there was $1.4 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 1.71 years.
During the three and six months ended December 31, 2009 and 2008, 60,000 and 96,500 shares of restricted stock, respectively, were granted at a grant date fair market value of $53.00 and $30.96, respectively. As of December 31, 2009, there was $6.7 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 4.51 years.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
During the three and six months ended December 31, 2009 and 2008, 53,000 and 46,500 shares of performance stock, respectively, were granted at a grant date fair market value of $53.00 and $30.96, respectively. During the three and six months ended December 31, 2009 and 2008, 11,500 and 9,000 shares of performance stock, respectively, vested at a grant date fair market value of $29.75 and $28.78, respectively. As of December 31, 2009, there was $3.2 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a remaining estimated vesting period of 0.83 years.
8. EARNINGS PER SHARE (“EPS”)

	For The Three Months Ended December 31, 2009
	(In thousands, except share and per-share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$9,615	40,578,426	$0.24
Effect of other dilutive securities	—	383,711	—

Diluted EPS	$9,615	40,962,137	$0.23

	For The Three Months Ended December 31, 2008
	(In thousands, except share and per-share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$21,397	33,961,206	$0.63
Effect of other dilutive securities	—	414,182	—

Diluted EPS	$21,397	34,375,388	$0.62

	For The Six Months Ended December 31, 2009
	(In thousands, except share and per-share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$16,740	40,540,283	$0.41
Effect of other dilutive securities	—	402,281	—

Diluted EPS	$16,740	40,942,564	$0.41

	For The Six Months Ended December 31, 2008
	(In thousands, except share and per-share data)
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$27,146	33,943,851	$0.80
Effect of other dilutive securities	—	399,976	—

Diluted EPS	$27,146	34,343,827	$0.79

For the three and six months ended December 31, 2009, 132,700 stock-based compensation awards, with a grant date price of $53.00, were excluded from the computation of diluted EPS as the result would be anti-dilutive. For the three and six months ended December 31, 2008, all stock-based compensation awards were included in the computation of diluted EPS.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
9. INCOME TAXES

	Three Months Ended December 31,		Six Months Ended December 31,
	(In thousands)		(In thousands)
	2009	2008	2009	2008
Income tax expense	$4,833	$11,998	$7,864	$15,127
Effective tax rate	31.8%	35.6%	28.8%	35.3%
The significant income tax returns the Company files are the U.S. federal income tax return, which has a three year statute of limitations, and the Colorado state income tax return, which has a four year statute of limitations. The U.S. federal return for tax years ended on or after June 30, 2007, and the Colorado State return for tax years ended on or after June 30, 2006, are subject to examination by the relevant taxing authority.
As of December 31, 2009, the Company’s total unrecognized tax benefits were $0.7 million for uncertain tax positions. The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $0.1 million at December 31, 2009, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.
10. SEGMENT INFORMATION
We manage our business under one operating segment, consisting of royalty acquisition and management activities. All of our assets and revenues are attributable to the royalty operating segment.
Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty				Royalty Interests in
	Revenue				Mineral Properties, net
	Three Months Ended		Six Months Ended		As of	As of
	December 31,		December 31,		December 31,	June 30,
	2009	2008	2009	2008	2009	2009
United States	48%	51%	47%	67%	12%	13%
Mexico	13%	18%	15%	14%	46%	45%
Canada	2%	2%	2%	1%	24%	19%
Chile	1%	—	1%	—	6%	6%
Africa(1)	30%	20%	29%	10%	5%	8%
Other	6%	9%	6%	8%	7%	9%

(1)	Consists of royalties on properties in Burkina Faso and Guinea.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
11. FAIR VALUE MEASUREMENTS
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

	Fair Value at December 31, 2009
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments	$289,583	$289,583	$—	$—
Restricted cash	—	—	—	—
Marketable equity securities	358	358	—	—

	$289,941	$289,941	$—	$—

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
As of December 31, 2009, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the six months ended December 31, 2009. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
12. COMMITMENTS AND CONTINGENCIES
Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick, we acquired a royalty on the Holt portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. (“St Andrew”). St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. (“RGLD Gold”) succeeded Barrick as the royalty payee under the royalty agreement.
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
Royal Gold and RGLD Gold (collectively “Royal Gold”) and Barrick were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. On August 21, 2009, Newmont Canada appealed the Court’s decision to the Court of Appeal of Ontario and on December 9, 2009, made Royal Gold a party to the appeal.
The Holt royalty is currently classified as a development stage royalty interest and the Company does not currently receive revenue from the royalty.
13. RELATED PARTY
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
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 22,425 and 28,090 ounces of gold as of December 31, 2009 and 2008, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was approximately $9.9 million and $10.6 million as of December 31, 2009 and June 30, 2009, respectively, while the fair value of such ounces was approximately $24.4 million and $23.3 million as of December 31, 2009 and June 30, 2009, respectively. None of the gold currently held in inventory as of December 31, 2009 and June 30, 2009, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
14. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after December 31, 2009, through February 5, 2010, the date the Company issued these financial statements. The events that occurred after December 31, 2009, through February 5, 2010, were as follows:
HSBC Bank Term Loan
In connection with the IRC Transaction described in Note 2, on January 21, 2010, we entered into an agreement to obtain a new $100 million term loan from HSBC Bank (the “HSBC Term Loan”) to partially fund our acquisition of IRC. The HSBC Term Loan will be funded in conjunction with the closing of the IRC Transaction. HSBC Securities (USA) Inc. acted as sole lead arranger for the HSBC Term Loan. The HSBC Term Loan will mature 18-months from the funding date with principal repayments equal to 10% of the funded amount scheduled to occur every three months, beginning three months after funding and interest will accrue at LIBOR plus 2.25%. The HSBC Term Loan is guaranteed by three wholly-owned subsidiaries of Royal Gold (the “Guarantors”). The obligations under the HSBC Term Loan are secured by certain Canadian assets of Royal Gold that will be replaced with certain Chilean assets of Royal Gold. Funding under the HSBC Term Loan is subject only to delivery of a borrowing notice and certain customary closing certificates by Royal Gold and the Guarantors.
Completion of Andacollo Production Interest Acquisition
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
On January 25, 2010, the Company completed the Teck Transaction for the consideration mentioned above. The Company expects to account for the Teck Transaction as an asset purchase and will complete the accounting during the quarter ended March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2009 (“Fiscal 2009 10-K”).
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
The Company owns royalties on 21 producing properties, 13 development stage properties and over 80 exploration stage properties, of which the Company considers 24 to be evaluation stage projects. The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environment costs or other mining costs on the properties in which we hold royalty interests. During the quarter ended December 31, 2009, we focused on the management of our existing royalty interests, the acquisition of royalty interests, and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the prices of gold, silver, copper and other metals, as well as production from our producing stage royalty interests. Royalty revenue for the quarter ended December 31, 2009 was $34.7 million (which includes $0.6 million of non-controlling interest), compared to $14.6 million (which includes $0.3 million of non-controlling interest) for the quarter ended December 31, 2008. For the quarters ended December 31, 2009 and 2008, the price of gold averaged $1,100 and $795 per ounce, respectively, the price of silver averaged $17.57 and $10.21 per ounce, respectively, and the price of copper averaged $3.01 and $1.79 per pound, respectively. For the three months ended December 31, 2009, Royal Gold derived 84% of its total royalty revenue from gold royalties, 2% of its total royalty revenue from silver royalties, 9% of its total royalty revenue from copper royalties and 5% of its total royalty revenue from other metal royalties, compared to 95% of its total royalty revenue from gold royalties, 4% of its total royalty revenue from silver royalties, 0% of its total royalty revenue from copper royalties, and 1% of its total royalty revenue from other metal royalties for the three months ended December 31, 2008.
The increase in royalty revenue for the quarter ended December 31, 2009, compared with the quarter ended December 31, 2008, resulted primarily from an increase in gold and copper prices and an increase in production at Taparko, Cortez, Robinson, Leeville and Mulatos. These increases were partially offset by a decrease in production at Goldstrike. Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.

Principal Royalties
Our principal producing royalty interests are shown in the following table. The Company considers both historical and future potential revenues in determining which royalties in our portfolio are principal to our business. Estimated future potential royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalties is no longer principal to our business.
Please refer to our Fiscal 2009 10-K for further discussion of our principal producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)

Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR

Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

Leeville	Nevada, USA	Newmont Mining Corporation	1.8% NSR
(“Newmont”)

Goldstrike	Nevada, USA	Barrick	0.9% NSR

Peñasquito(1)	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold and silver)

Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR

Taparko(3)	Burkina Faso, West	High River Gold Mines Ltd.
	Africa	(“High River”)	15% GSR (TB-GSR1) and a 0% to
10% sliding-scale GSR (TB-GSR2)

Siguiri(4)	Guinea, West Africa	AngloGold Ashanti (“Anglogold”)	0.0% to 1.875% sliding-scale NSR

Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd.	3.25% NSR; 2.0% NSR (silver)
(“Minefinders”)

(1)	The Peñasquito project consists of oxide and sulfide portions. The sulfide portion began production during the fourth quarter of calendar 2009.

(2)	The Mulatos royalty is capped at 2.0 million gold ounces of production. Approximately 506,000 cumulative ounces of gold have been produced as of December 31, 2009.

(3)	TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. TB-GSR2 will remain in effect until the termination of TB-GSR1. As of December 31, 2009, we have recognized approximately $20.1 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 142,000 ounces of gold.

(4)	The Siguiri royalty is subject to a dollar cap of approximately $12.0 million. As of December 31, 2009, approximately $4.9 million remains under the cap.

Our principal development royalties are shown in the following table and are not yet in production. Please refer to our Fiscal 2009 10-K for further discussion of our principal development stage royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)

Andacollo(1)	Region IV, Chile	Compañia Minera Teck Carmen de	75% NSR
Andacollo (“CDA”)

Pascua-Lama	Region III, Chile	Barrick	0.16% to 1.08% sliding-scale NSR
0.22% fixed rate royalty (copper)

Canadian Malartic(2)	Quebec, Canada	Osisko Mining Corporation	2.0% to 3.0% sliding-scale NSR
(“Osisko”)

Holt(3)	Ontario, Canada	St Andrew Goldfields Ltd.	0.00013 x quarterly average gold price
		(“St Andrew”)	NSR

(1)	On January 25, 2010, the Company acquired a production interest in the gold produced from the sulfide portion of the Andacollo copper and gold project in Chile (“Andacollo Royalty”). The Andacollo Royalty entitles the Company to receive 75% of the gold produced from the sulfide portion of the deposit at the Andacollo project until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable gold ounces. Refer to “Recent Developments, Business Developments” below within this MD&A for a further discussion on the Andacollo Royalty acquisition.

(2)	The Canadian Malartic royalty is subject to a buy down right, which if exercised by Osisko would lower the sliding-scale NSR royalty to 1.0% to 1.5%.

(3)	Refer to “Recent Developments, Property Developments” as discussed below within this MD&A for a further discussion on recent developments at Holt.

Operators’ Production Estimates by Royalty for Calendar 2009
We received annual production estimates from the operators of our producing mines during the first calendar quarter of 2009. The following table shows such production estimates for our principal producing properties for calendar 2009 as well as the actual production reported to us by the various operators through December 31, 2009. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.
Operators’ Production Estimate by Royalty for Calendar 2009 and Reported Production
Principal Producing Properties
For the period January 1, 2009 through December 31, 2009

	Calendar 2009 Operator’s Production			Reported Production through
		Estimate(1)		December 31, 2009(2)
	Gold	Silver	Copper	Gold	Silver	Copper
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Cortez GSR1	345,296	—	—	352,049	—	—

Cortez GSR2	614	—	—	10,014	—	—

Cortez GSR3	345,910	—	—	362,063	—	—

Cortez NVR1	232,627	—	—	255,342	—	—

Robinson(3)	90,000	—	120 million	95,735	—	111.5 million

Leeville	426,212	—	—	467,774	—	—

Goldstrike	440,879	—	—	437,951	—	—

Peñasquito(4)	70,000	2.3 million	—	89,012	3.4 million	—

Mulatos(5)	170,000	—	—	178,413	—	—

Dolores(6)	100,000	2.0 million	—	74,989	1.0 million	—

Taparko	76,000	—	—	98,035	—	—

Siguiri	300,000	—	—	316,230	—	—

(1)	There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2009 10-K for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2009 through December 31, 2009, as reported to us by the operators of the mines.

(3)	Quadra announced that annual production guidance for copper has been reduced to 120 million pounds of copper from 140 million pounds of copper due to its limited access to hypogene ore in the Veteran pit, which adversely affected blending capabilities. Gold production guidance was reduced to 90,000 ounces from 100,000 ounces.

(4)	The operator’s production estimate relates to the oxide circuit. The sulfide circuit began production during the fourth quarter of calendar 2009.

(5)	In August 2009, Alamos announced that estimated annual gold production has been increased to between 160,000 and 170,000 ounces from between 145,000 and 160,000 ounces. The increase in reported production was the result of higher than planned recoveries, which was due to operational improvements.

(6)	The reported production shown was estimated by the Company based on previous information received from the operator.

Recent Developments
Business Developments
Entry into Arrangement Agreement with International Royalty Corporation
On December 17, 2009, Royal Gold and its wholly-owned Canadian subsidiary, RG Exchangeco Inc. (formerly 7296355 Canada Ltd.) (“Exchangeco”), entered into an Arrangement Agreement (the “Agreement”) with International Royalty Corporation (“IRC”), a global mineral royalty company based in Englewood, Colorado, to undertake a Plan of Arrangement (the “Plan of Arrangement”) whereby Royal Gold, through Exchangeco, will acquire all of the issued and outstanding common shares of IRC (the “IRC Transaction”).
At the election of each IRC shareholder, each common share of IRC will be exchanged for either C$7.45 in cash (based on Royal Gold’s share price and the currency exchange rate on December 14, 2009) or 0.1385 common shares of Royal Gold or a combination thereof, subject to a maximum of $350 million in cash and a maximum of 7.75 million common shares of Royal Gold to be issued to IRC shareholders. If IRC shareholders elect to receive more than approximately $314 million in cash, the number of Royal Gold common shares issued will be reduced on a pro-rated basis until such cash election reaches a maximum of $350 million. Assuming the maximum share election, this offer consists of 0.0771 shares of Royal Gold plus $3.12 in cash for each fully diluted share of IRC, implying 56% stock consideration. Assuming the maximum cash election, this offer consists of 0.0700 shares of Royal Gold plus $3.48 in cash for each fully diluted share of IRC, implying 51% stock consideration.
IRC shareholders who are resident in Canada for Canadian federal income tax purposes will have the option to elect to receive up to 0.1385 exchangeable shares of Exchangeco in lieu of electing Royal Gold common shares. Each exchangeable share can be redeemed for one common share of Royal Gold at the election of the shareholder. No more than 7.75 million Royal Gold common shares and exchangeable shares will be issued in the aggregate.
IRC’s board of directors has unanimously determined that the IRC Transaction is in the best interest of IRC and its shareholders and has recommended that IRC shareholders vote in favor of the transaction. All of the directors and senior officers of IRC, and certain significant IRC shareholders have entered into voting agreements in which, subject to the terms thereof, they have agreed to vote their shares in support of the IRC Transaction. Together, the IRC shareholders subject to the voting agreements represent a combined ownership of approximately 34% of IRC’s fully diluted shares outstanding.
The closing of the IRC Transaction is not subject to due diligence, Royal Gold shareholder approval or financing contingencies. The cash required for the acquisition will be sourced from available and unrestricted cash, together with committed credit facilities totaling $225 million, including the HSBC Term Loan as discussed below within this MD&A under “Liquidity and Capital Resources.” The closing of the IRC Transaction is subject to, among other things, receipt of court approval and the affirmative vote of at least 66 2/3 percent of the votes cast by IRC shareholders and option holders at a special meeting of the IRC shareholders. In December 2009, Franco-Nevada Corporation, of Toronto, Canada (“Franco-Nevada”), made an unsolicited offer of C$6.75 per share in cash for any and all of IRC’s outstanding common shares. Franco-Nevada amended its offer on January 19, 2010, by extending the expiration date of the offer to February 19, 2010. In light of this outstanding offer, and depending upon satisfaction of the closing conditions for the IRC Transaction, we can provide no assurance that the IRC Transaction will close.
Pursuant to the terms of the Agreement, IRC is subject to customary non-solicitation covenants. In the event a superior proposal is made, Royal Gold has the right to match such proposal, and in the event IRC’s board of directors changes its recommendation or terminates the Agreement in certain circumstances, IRC has agreed to pay Royal Gold a termination fee of $32 million. In certain other circumstances where the IRC Transaction is not completed, IRC is obligated to reimburse Royal Gold’s expenses up to a maximum of $5 million.

Acquisition of Andacollo Production Interest
On April 3, 2009, the Company entered into a definitive agreement (“Master Agreement”) with a Chilean subsidiary of Teck Resources Limited (“Teck”), Compañía Minera Teck Carmen de Andacollo (“CDA”), to acquire an interest in the gold produced from the sulfide portion of the Andacollo project in Chile. The purchase price for the Andacollo Royalty consists of $217.9 million in cash and 1,204,136 of the Company’s common shares. On January 25, 2010, the Company completed its acquisition of the Andacollo Royalty.
The Andacollo Royalty will equal 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. The mine, located about 34 miles southeast of the city of La Serena, Chile, produces copper from the oxide portion of the deposit and Teck is currently commissioning facilities to produce both copper and gold from the sulfide portion of the deposit. The Andacollo Royalty will not cover copper production.
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
Once the mine is in full production, the operator expects the mill to have a capacity of 55,000 tonnes (60,630 tons) per day. The operator estimates that the mine will produce on average approximately 53,000 ounces of gold and 76,000 tonnes (83,775 tons) of copper in concentrate annually for the first ten years of commercial production, with an estimated mine life of 20 years. Ore has been introduced to the mill and shipment of copper concentrate is expected to commence in April 2010. Full commercial production is expected to be reached in the first half of calendar 2010.
Please also see Part I, Item 1A, Risk Factors — Additional risks that Royal Gold may face as a result of the Teck Transaction are set forth below, in our Fiscal 2009 10-K for further discussion on potential risks associated with the Teck Transaction.
Property Developments
Taparko
The Taparko mine commenced gold production in August 2007 and has contributed approximately $32.8 million in royalty revenue (from TB-GSR1 and TB-GSR2) since production commenced. Gold sales at Taparko for the three months ended December 31, 2009, and December 31, 2008 were approximately 32,202 ounces and 7,505 ounces, respectively. The increase in gold sales during the period was attributable to improved mill throughput, mill availability, and recoveries.
Somita SA (“Somita”), a 90% owned subsidiary of High River and the operator of Taparko, is in breach of certain obligations under the Amended and Restated Funding Agreement dated February 22, 2006 (the “Funding Agreement”) between Royal Gold, Inc. and Somita. Royal Gold has invested $35 million for the development of the Taparko mine under the Funding Agreement. As security for the Company’s investment in Somita, two of High River’s subsidiaries have pledged their equity interests in Somita and High River (West Africa) Ltd., the corporate parent of Somita. This pledge will remain in effect until certain production and performance standards have been attained at the Taparko mine, sufficient to satisfy the Completion Test, as defined in the Funding Agreement. High River has notified the Company that Somita is attempting to satisfy the Completion Test. The Completion Test commenced on December 1, 2009, and will continue for 90 days. If Somita satisfies the requirements of the Completion Test, the pledge of the equity interests in Somita and its corporate parent (High River (West Africa) Ltd.) will terminate and this security will be released.
In addition, Royal Gold obtained as collateral a pledge of shares of certain equity investments in public companies held by High River. The market value of the pledged shares is approximately $59.5 million as of December 31, 2009. The Company’s carrying value of its royalty interests at Taparko was approximately $15.3 million as of December 31, 2009. The pledge of High River’s equity investments will remain in effect until the satisfaction of certain requirements as provided in the construction contract between Somita and its construction contractor, so long as there are no outstanding claims by the Company against the pledged securities.
Royal Gold has not agreed to forbear pursuing any of its remedies under the Funding Agreement or other agreements with High River and its affiliates.
Peñasquito
Goldcorp reported that ore throughput rates for the first sulfide processing line have reached operational production levels and construction of the second sulfide processing line is on schedule for completion in the third calendar quarter of 2010. Goldcorp also stated that production of both lead and zinc concentrates has ramped-up consistent with expectations and that achievement of commercial production of the sulfide Line 1 and Line 2 remains on track for the third calendar quarter of 2010.
Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick, we acquired a royalty on the Holt portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew. St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. (“RGLD Gold”) succeeded Barrick as the royalty payee under the royalty agreement.
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
Royal Gold and RGLD Gold (collectively “Royal Gold”) and Barrick were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. On August 21, 2009, Newmont Canada appealed the Court’s decision to the Court of Appeal of Ontario and on December 9, 2009, made Royal Gold a party to the appeal.
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
Results of Operations
Quarter Ended December 31, 2009, Compared to Quarter Ended December 31, 2008
For the quarter ended December 31, 2009, we recorded net income attributable to Royal Gold stockholders of $9.6 million, or $0.24 per basic share and $0.23 per diluted share, as compared to net income attributable to Royal Gold stockholders of $21.4 million, or $0.63 per basic share and $0.62 per diluted share, for the quarter ended December 31, 2008. The decrease in our earnings per share during the period was due to the one-time royalty restructuring gain of $31.5 million during the quarter ended December 31, 2008, as part of the Barrick royalty acquisition. The effect of the one-time royalty restructuring gain during the quarter ended December 31, 2008, was $0.60 per basic share, after taxes.
For the quarter ended December 31, 2009, we recognized total royalty revenue of $34.7 million (which includes $0.6 million of non-controlling interest), at an average gold price of $1,100 per ounce and an average copper price of $3.01 per pound, compared to royalty revenue of $14.6 million (which includes $0.3 million of non-controlling interest), at an average gold price of $795 per ounce and an average copper price of $1.79 per pound for the quarter ended December 31, 2008. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended December 31, 2009 and 2008
(In thousands, except reported production ozs. and lbs.)

		Three Months Ended		Three Months Ended
		December 31, 2009		December 31, 2008
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Cortez	Gold	$8,870	124,973 oz.	$3,477	65,425 oz.
Taparko(2)	Gold	$8,864	32,202 oz.	$1,375	7,505 oz.
Robinson		$3,644		$(1,319)
	Gold		24,057 oz.		22,844 oz.
	Copper		31.7 million lbs.		29.2 million lbs.
Leeville	Gold	$2,955	150,328 oz.	$1,957	138,669 oz.
Mulatos	Gold	$2,443	43,928 oz.	$1,538	38,741 oz.
Siguiri	Gold	$1,588	77,042 oz.	$1,213	81,431 oz.
Peñasquito(2)		$1,100		$359
	Gold		28,120 oz.		10,057 oz.
	Silver		1.2 million oz.		935,784 oz.
Goldstrike	Gold	$646	64,420 oz.	$1,771	257,207 oz.
Dolores(3)		$396		$22
	Gold		19,305 oz.		2,440 oz.
	Silver		349,248 oz.		N/A
Other(4)	Various	$4,234	N/A	$4,229	N/A
Total Royalty Revenue		$34,740		$14,622

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended December 31, 2009 and December 31, 2008, as reported to us by the operators of the mines.

(2)	Refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion of recent developments at the property.

(3)	The reported production shown was estimated by the Company based on previous information received from the operator.

(4)	“Other” includes all of the Company’s non-principal producing royalties as of December 31, 2009 and 2008. Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.
The increase in royalty revenue for the quarter ended December 31, 2009, compared with the quarter ended December 31, 2008, resulted primarily from an increase in gold and copper prices, an increase in production at Taparko, Cortez, Robinson, Leeville and Mulatos, and commencement of production from the sulfide circuit at Peñasquito. These increases were partially offset by a decrease in production at Goldstrike. Please refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion of recent developments regarding properties covered by certain of our royalty interests.
Cost of operations increased to $1.6 million for the quarter ended December 31, 2009, compared to $0.6 million for the quarter ended December 31, 2008. The increase was primarily due to an increase in the Nevada Net Proceeds Tax expense of approximately $0.5 million, which resulted from an increase in royalty revenue from Cortez and Robinson. An increase in non-cash stock compensation allocated to cost of operations of approximately $0.3 million also contributed to the overall increase.
General and administrative expenses increased to $3.0 million for the quarter ended December 31, 2009, from $2.1 million for the quarter ended December 31, 2008. The increase was primarily due to an increase in the non-cash stock compensation allocated to general and administrative expense of approximately $0.5 million and an increase in accounting and tax services of approximately $0.3 million.

Exploration and business development expenses increased to $2.8 million for the quarter ended December 31, 2009, from $1.0 million for the quarter ended December 31, 2008. The increase was primarily due to an increase in legal, tax, financial advisory and accounting fees associated with the IRC Transaction, as discussed above, of approximately $2.1 million.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $1.9 million for the quarter ended December 31, 2009, compared to $0.9 million for the quarter ended December 31, 2008. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 7 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the quarters ended December 31, 2009 and 2008.
Depreciation, depletion and amortization increased to $12.1 million for the quarter ended December 31, 2009, from $8.5 million for the quarter ended December 31, 2008. Increased production at Taparko resulted in additional depletion of approximately $4.2 million during the period. This increase was partially offset by a decrease in depletion at Revett of approximately $0.5 million due to the cap being met on the GSR royalty during the fourth quarter of fiscal 2009. The increase was also offset by a decrease in depletion rates at Leeville, which resulted in a decrease of depletion expense of approximately $0.2 million during the period.
During the quarter ended December 31, 2009, we recognized income tax expense totaling $4.8 million compared with $12.0 million during the quarter ended December 31, 2008. This resulted in an effective tax rate of 31.8% in the current period, compared with 35.6% in the quarter ended December 31, 2008. The decrease in our effective tax rate is the result of the one-time royalty restructuring gain as part of the Barrick royalty portfolio acquisition during the quarter ended December 31, 2008. This decrease was partially offset by an increase in the amount of foreign losses for which no tax benefit is currently recognized.
Six Months Ended December 31, 2009, Compared to Six Months Ended December 31, 2008
For the six months ended December 31, 2009, we recorded net income attributable to Royal Gold stockholders of $16.7 million, or $0.41 per basic share and diluted share, as compared to net income attributable to Royal Gold stockholders of $27.1 million, or $0.80 per basic share and $0.79 per diluted share, for the six months ended December 31, 2008. The decrease in our earnings per share during the period was due to the one-time royalty restructuring gain of $31.5 million during the quarter ended December 31, 2008, as part of the Barrick royalty acquisition. The effect of the one-time royalty restructuring gain was $0.60 per basic share, after taxes.
For the six months ended December 31, 2009, we recognized total royalty revenue of $60.9 million (including $1.0 million in non-controlling interest), at an average gold price of $1,028 per ounce and an average copper price of $2.83 per pound, compared to total royalty revenue of $30.7 million (including $0.6 million in non-controlling interest), at an average gold price of $834 per ounce and an average copper price of $2.64 per pound for the six months ended December 31, 2008. Royalty revenue and the corresponding production, attributable to our royalty interests, for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Six Months Ended December 31, 2009 and 2008
(In thousands, except reported production ozs. and lbs.)

		Six Months Ended		Six Months Ended
		December 31, 2009		December 31, 2008
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Taparko(2)	Gold	$14,829	57,552 oz.	$1,398	7,622 oz.
Cortez	Gold	$14,697	219,837 oz.	$8,012	126,101 oz.
Robinson		$5,500		$3,514
	Gold		42,326 oz.		60,331 oz.
	Copper		52.8 million lbs.		69.6 million lbs.
Leeville	Gold	$5,272	284,150 oz.	$3,628	245,497 oz.
Mulatos(3)	Gold	$4,668	90,368 oz.	$2,075	79,861 oz.
Siguiri(4)	Gold	$3,007	155,843 oz.	$1,213	81,431 oz.
Peñasquito(2)		$1,727		$478
	Gold		51,020 oz.		14,940 oz.
	Silver		1.9 million oz.		1.1 million oz.
Goldstrike	Gold	$1,603	174,149 oz.	$3,413	472,713 oz.
Dolores(5)		$1,508		$22
	Gold		38,610 oz.		2,440 oz.
	Silver		698,496 oz.		N/A
Other	Various	$8,042	N/A	$6,948	N/A
Total Royalty Revenue		$60,853		$30,701

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the six months ended December 31, 2009 and December 31, 2008, as reported to us by the operators of the mines.

(2)	Refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments at the property.

(3)	Effective October 1, 2008, the sliding-scale royalty rate increased to 5.0% from 1.5%, at current gold prices.

(4)	Royalty acquired on October 1, 2008.

(5)	The reported production shown was estimated by the Company based on previous information received by the operator.
The increase in royalty revenue for the six months ended December 31, 2009, compared with the six months ended December 31, 2008, resulted primarily from an increase in the average gold and copper prices, an increase in production at Taparko, Cortez, Leeville and Mulatos mines and production from the recently acquired Barrick royalty portfolio. These increases were partially offset by a decrease in production at Goldstrike during the six months ended December 31, 2009. Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.
Cost of operations increased to $2.8 million for the six months ended December 31, 2009, compared to $1.5 million for the six months ended December 31, 2008. The increase was primarily due to an increase in non-cash compensation allocated to cost of operations of approximately $0.5 million, an increase in the Nevada Net Proceeds Tax expense of approximately $0.4 million, which resulted primarily from an increase in royalty revenue from Cortez and Robinson, and an increase in legal fees associated with our royalty interests of approximately $0.2 million.
General and administrative expenses increased to $5.2 million for the six months ended December 31, 2009, from $3.8 million for the six months ended December 31, 2008. The increase was primarily due to an increase in non-cash compensation allocated to general and administrative expense of approximately $0.7 million and an increase in accounting and tax expenses of approximately $0.3 million during the six months ended December 31, 2009.

Exploration and business development expenses increased to $3.7 million for the six months ended December 31, 2009, from $1.6 million for the six months ended December 31, 2008. The increase was due to an increase in legal, tax, financial advisory and accounting fees associated with the IRC transaction, as discussed above, of approximately $2.2 million.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $3.1 million for the six months ended December 31, 2009, compared to $1.6 million for the six months ended December 31, 2008. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 7 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the six months ended December 31, 2009 and 2008.
Depreciation, depletion and amortization increased to $23.2 million for the six months ended December 31, 2009, from $13.0 million for the six months ended December 31, 2008. Increased production at Taparko and Mulatos resulted in additional depletion of approximately $7.7 million and $1.4 million, respectively, during the period. Also, an increase in the depletion rate at Siguiri during the period resulted in additional depletion of approximately $1.7 million.
Interest and other income increased to $1.9 million for the six months ended December 31, 2009, from $1.0 million for the six months ended December 31, 2008. The increase was primarily due to a $1.7 million gain on distributions of Inventory — restricted attributable to non-controlling interest holders. The increase was partially offset by a decrease in interest rates associated with our invested cash.
During the six months ended December 31, 2009, we recognized income tax expense totaling $7.9 million compared with $15.1 million during the six months ended December 31, 2008. This resulted in an effective tax rate of 28.8% in the current period, compared with 35.3% during the six months ended December 31, 2008. The decrease in our effective tax rate is the result of the one-time royalty restructuring gain as part of the Barrick royalty portfolio acquisition during the quarter ended December 31, 2008. This decrease was partially offset by an increase in the amount of foreign losses for which no tax benefit is currently recognized.
Liquidity and Capital Resources
Overview
At December 31, 2009, we had current assets of $354.4 million compared to current liabilities of $7.8 million for a current ratio of 45 to 1. This compares to current assets of $318.7 million and current liabilities of $6.2 million at June 30, 2009, resulting in a current ratio of approximately 51 to 1.
At December 31, 2009, our cash and equivalents as shown on the consolidated balance sheets were primarily held in money market accounts which are invested in United States treasury bills or United States treasury backed securities. We are not invested in auction rate securities. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.
As further discussed earlier within this MD&A under “Recent Developments, Business Developments,” the Company entered into a Master Agreement with CDA, a Chilean subsidiary of Teck, to acquire the Andacollo Royalty. The purchase price for the Andacollo Royalty consists of $217.9 million in cash and 1,204,136 shares of the Company’s Common Stock. On January 25, 2010, the Company completed the Andacollo Royalty acquisition. The cash portion of the purchase price was funded using cash on hand.
Also as discussed earlier within this MD&A under “Recent Developments, Business Developments,” the Company entered into a Plan of Arrangement whereby Royal Gold, through its wholly-owned Canadian subsidiary, Exchangeco, and with the unanimous support of IRC’s board of directors, will acquire all of the issued and outstanding common shares of IRC. The cash required for the acquisition will be sourced from available and unrestricted cash, together with committed credit facilities totaling $225 million, including the HSBC Term Loan as discussed below.
During the six months ended December 31, 2009, liquidity needs were met from $60.9 million in royalty revenues (including $1.0 million of non-controlling interest) and our available cash resources.
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
Recent Liquidity and Capital Resource Developments
HSBC Bank Term Loan
In connection with the IRC Transaction described earlier in this MD&A under “Recent Developments, Business Developments,” on January 21, 2010, we entered into an agreement to obtain a new $100 million term loan from HSBC Bank USA, National Association (the “HSBC Term Loan”) to partially fund our acquisition of IRC. The HSBC Term Loan will be funded in conjunction with the closing of the IRC Transaction. HSBC Securities (USA) Inc. acted as sole lead arranger for the HSBC Term Loan. The HSBC Term Loan will mature 18-months from the funding date with principal repayments equal to 10% of the funded amount scheduled to occur every three months, beginning three months after funding and interest will accrue at LIBOR plus 2.25%. The HSBC Term Loan is guaranteed by three wholly-owned subsidiaries of Royal Gold (the “Guarantors”). The obligations under the HSBC Term Loan are secured by certain Canadian assets of Royal Gold that will be replaced with certain Chilean assets of Royal Gold. Funding under the HSBC Term Loan is subject only to delivery of a borrowing notice and certain customary closing certificates by Royal Gold and the Guarantors.
Prepayment and Termination of Chilean Term Loan Facility
Royal Gold Chile Limitada (“RGCL”), a wholly-owned subsidiary of Royal Gold, had a $19.25 million term loan outstanding bearing interest at LIBOR plus 0.25% pursuant to an Amended and Restated Term Loan Agreement (“Amended and Restated Agreement”) between RGCL and HSBC Bank. On September 23, 2009, RGCL prepaid the full $19.25 million outstanding, plus interest, under the Amended and Restated Agreement. In addition to prepaying all outstanding amounts, RGCL notified HSBC Bank of its intention to terminate the Amended and Restated Agreement. Termination of the Amended and Restated Agreement was effective September 24, 2009.
To secure RGCL’s obligations under the Amended and Restated Agreement, the Company maintained $19.25 million in a Collateral Account at HSBC Bank. The Collateral Account balance was recorded as Restricted cash — compensating balance on the Company’s consolidated balance sheets. Upon the full prepayment and termination of the Amended and Restated Agreement, the Collateral Account was closed and the $19.25 million was reclassified to Cash and equivalents on the Company’s consolidated balance sheets.

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
Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices on which our royalties are paid or prices associated with the primary metal mined at our royalty properties;

•	the production at or performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	liquidity or other problems our operators may encounter;

•	unanticipated grade and geological, metallurgical, processing or other problems at the royalty properties;

•	mine operating and ore processing facility problems, pit wall or tailings dam failures, natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators of our royalty properties;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental and permitting laws, community unrest and labor disputes, and enforcement and uncertain political and economic environments;

•	risks associated with issuances of substantial additional common stock or incurrence of substantial indebtedness in connection with acquisitions or otherwise;

•	acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the royalty properties;

•	changes to management and key employees; and

•	failure to complete future acquisitions, including the IRC Transaction;
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
During the six month period ended December 31, 2009, we reported royalty revenues of $60.9 million, with an average gold price for the period of $1,028 per ounce and an average copper price of $2.83 per pound. Approximately 85% of our total recognized revenues for the six months ended December 31, 2009, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the six months ended December 31, 2009, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase in revenue of approximately $2.9 million or a decrease in revenue of approximately $2.5 million. Approximately 8% of our total recognized revenues for the six months ended December 31, 2009, were attributable to copper sales from our copper producing royalty interests. For the six months ended December 31, 2009, if the price of copper had averaged higher or lower by $0.50 per pound, we would have recorded an increase or decrease in revenues of approximately $0.9 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls
There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2009, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Holt
On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick, we acquired a royalty on the Holt portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. (“St Andrew”). St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. (“RGLD Gold”) succeeded Barrick as the royalty payee under the royalty agreement.
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
Royal Gold and RGLD Gold (collectively “Royal Gold”) and Barrick were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. On August 21, 2009, Newmont Canada appealed the Court’s decision to the Court of Appeal of Ontario and on December 9, 2009, made Royal Gold a party to the appeal.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 18, 2009, we held our 2009 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of September 29, 2009, and the vote with respect to each matter is set forth below:
1.	To elect two Class I Directors of Royal Gold, Inc. to serve until the 2012 Annual Meeting of Stockholders:

	For	Against	Withheld
Stanley Dempsey	35,053,281	225,890	46,714
Tony Jensen	35,164,943	114,470	46,472
2.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accountants of the Company for the fiscal year ending June 30, 2010:

For:	Against:	Abstain:
35,222,524	54,606	48,775
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: February 5, 2010	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: February 5, 2010	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer

ROYAL GOLD, INC.
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K on January 22, 2010).

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on February 8, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 23, 2009 and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference).

4.1	Amendment No. 1 to the Stockholder Agreement, dated January 12, 2010 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 15, 2010).

10.1	Amended and Restated Master Agreement by and between Royal Gold, Inc. and Compañía Minera Teck Carmen de Andacollo, dated as of January 12, 2010, along with the related Form of Royalty Agreement attached thereto as Exhibit C (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 15, 2010).

10.2	Term Loan Facility Agreement, dated as of January 20, 2010, among Royal Gold, Inc., as a Borrower, Royal Gold Chile Limitada, as a Guarantor, RGLD Gold Canada, Inc., as a Guarantor, High Desert Mineral Resources, Inc., as a Guarantor, the other Guarantors from time to time party thereto, HSBC Bank USA, National Association, as Administrative Agent and a Lender, and HSBC Securities (USA) Inc., as Sole Lead Arranger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 22, 2010).

10.3	Pledge, Security and Subordination Agreement, dated as of January 20, 2010, by Royal Gold, Inc. in favor of HSBC Bank USA, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 22, 2010).

10.4	General Security Agreement, dated as of January 20, 2010, by RGLD Gold Canada, Inc. in favor of HSBC Bank USA, National Association (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 22, 2010).

10.5	Promissory Note, dated January 20, 2010 by Royal Gold, Inc. to HSBC Bank USA, National Association (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 22, 2010).

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.