Form 10-Q
period 2010-03-31
ROYAL GOLD INC
filed 2010-05-07
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
There were 47,583,911 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 30, 2010. In addition, as of such date, there were 1,632,057 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to dividend and other rights economically equivalent to those of the Company’s common stock.

ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, in thousands except share data)

	March 31,	June 30,
	2010	2009
ASSETS
Cash and equivalents	$53,650	$294,566
Royalty receivables	34,528	20,597
Income tax receivable	2,575	2,372
Deferred tax assets	163	166
Prepaid expenses and other	2,084	1,007

Total current assets	93,000	318,708

Royalty interests in mineral properties, net	1,467,484	455,966
Restricted cash — compensating balance	—	19,250
Inventory — restricted	10,470	10,622
Other assets	15,780	5,378

Total assets	$1,586,734	$809,924

LIABILITIES
Current portion of long-term debt (Note 5)	$26,000	$—
Accounts payable	4,025	2,403
Dividends payable	4,422	3,259
Other current liabilities	2,298	527

Total current liabilities	36,745	6,189

Long-term debt (Note 5)	229,000	—
Net deferred tax liabilities	155,142	23,371
Chilean loan facility	—	19,250
Other long-term liabilities	13,595	703

Total liabilities	434,482	49,513

Commitments and contingencies (Note 12)
EQUITY
Common stock, $.01 par value, authorized 100,000,000 shares; and outstanding 47,196,487 and 40,480,311 shares, respectively	472	405
Exchangeable shares, no par value, 1,806,649 and 0 shares issued, less 37,756 and 0 redeemed shares, respectively	—	—
Additional paid-in capital	1,077,207	702,407
Accumulated other comprehensive income (loss)	14	(80)
Accumulated earnings	46,326	46,709
Treasury stock, at cost (74,430 and 0 shares, respectively)	(3,557)	—

Total Royal Gold stockholders’ equity	1,120,462	749,441
Non-controlling interests	31,790	10,970

Total equity	1,152,252	760,411

Total liabilities and equity	$1,586,734	$809,924

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands except share data)

	For The Three Months Ended
	March 31,	March 31,
	2010	2009
Royalty revenues	$35,043	$20,797

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	1,894	1,154
General and administrative	3,444	1,812
Exploration and business development	988	732
Depreciation, depletion and amortization	13,002	9,960
Severance and acquisition related costs	16,946	—

Total costs and expenses	36,274	13,658

Operating income (loss)	(1,231)	7,139

Interest and other income	255	1,055
Interest and other expense	(1,210)	(246)

Income (loss) before income taxes	(2,186)	7,948

Income tax expense	(2,742)	(2,534)

Net income (loss)	(4,928)	5,414
Less: Net income attributable to non-controlling interests	(826)	(1,272)

Net income (loss) attributable to Royal Gold stockholders	$(5,754)	$4,142

Net income (loss)	$(4,928)	$5,414
Adjustments to comprehensive income, net of tax Unrealized change in market value of available for sale securities	(54)	(24)

Comprehensive income (loss)	$(4,982)	$5,390
Comprehensive income attributable to non-controlling interests	(826)	(1,272)

Comprehensive income (loss) attributable to Royal Gold stockholders	$(5,808)	$4,118

Net income (loss) per share attributable to Royal Gold stockholders:
Basic earnings (loss) per share	$(0.13)	$0.12

Basic weighted average shares outstanding	44,976,419	34,008,758

Diluted earnings (loss) per share	$(0.13)	$0.12

Diluted weighted average shares outstanding	44,976,419	34,447,169

Cash dividends declared per common share	$0.09	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands except share data)

	For The Nine Months Ended
	March 31,	March 31,
	2010	2009
Royalty revenues	$95,895	$51,499
Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	4,733	2,615
General and administrative	8,611	5,604
Exploration and business development	2,487	2,369
Depreciation, depletion and amortization	36,180	22,921
Severance and acquisition related costs	19,161	—

Total costs and expenses	71,172	33,509

Operating income	24,723	17,990

Gain on royalty restructuring	—	31,500
Interest and other income	2,158	2,038
Interest and other expense	(1,730)	(769)

Income before income taxes	25,151	50,759

Income tax expense	(10,606)	(17,660)

Net income	14,545	33,099
Less: Net income attributable to non-controlling interests	(3,558)	(1,810)

Net income attributable to Royal Gold stockholders	$10,987	$31,289

Net income	$14,545	$33,099
Adjustments to comprehensive income, net of tax Unrealized change in market value of available for sale securities	93	(97)

Comprehensive income	$14,638	$33,002
Comprehensive income attributable to non-controlling interests	(3,558)	(1,810)

Comprehensive income attributable to Royal Gold stockholders	$11,080	$31,192

Net income per share attributable to Royal Gold stockholders:
Basic earnings per share	$0.26	$0.92

Basic weighted average shares outstanding	41,825,974	33,965,171

Diluted earnings per share	$0.26	$0.91

Diluted weighted average shares outstanding	42,118,943	34,402,551

Cash dividends declared per common share	$0.26	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$14,545	$33,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,180	22,921
Gain on distribution to non-controlling interest	(1,942)	(1,016)
Deferred tax benefit	(5,205)	(2,072)
Non-cash employee stock compensation expense	5,636	2,225
Gain on royalty restructuring	—	(31,500)
Tax benefit of stock-based compensation exercises	(878)	(289)
Other	371	—
Changes in assets and liabilities:
Royalty receivables	(13,219)	(1,961)
Prepaid expenses and other assets	2,940	(857)
Accounts payable	(8,737)	1,500
Income taxes (receivable) payable	(1,675)	190
Other	(673)	(835)

Net cash provided by operating activities	$27,343	$21,405

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(217,942)	(186,110)
Acquisition of International Royalty Corporation, net of cash acquired	(270,233)	—
Proceeds from royalty restructuring	—	31,500
Change in restricted cash — compensating balance	19,250	(3,500)
Proceeds on sale of Inventory — restricted	3,442	2,660
Deferred acquisition costs	(413)	(967)
Other	(85)	(97)

Net cash used in investing activities	$(465,981)	$(156,514)

Cash flows from financing activities:
Borrowings from credit facilities	255,000	—
Tax benefit of stock-based compensation exercises	878	289
(Prepayment of) borrowings under Chilean loan facility	(19,250)	3,500
Common stock dividends	(10,206)	(7,504)
Repayment of debenture	(29,513)	—
Proceeds from foreign exchange contract	4,101	—
Distribution to non-controlling interests	(3,442)	(2,660)
Proceeds from issuance of common stock	1,471	772
Debt issuance costs	(1,319)	(785)
Other	2	—

Net cash provided by (used in) financing activities	$197,722	$(6,388)

Net decrease in cash and equivalents	(240,916)	(141,497)

Cash and equivalents at beginning of period	294,566	192,035

Cash and equivalents at end of period	$53,650	$50,538

Non-cash investing and financing activities:
Acquisition of International Royalty Corporation	$(309,863)	$—
Acquisition of royalty interests in mineral properties	$(53,428)	$—
Treasury stock	$(3,557)	$—

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1.	OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and nine months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on August 21, 2009 (“Fiscal 2009 10-K”).
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
Business Combinations
On July 1, 2009, the Company adopted a new accounting standard included in FASB ASC 805, “Business Combinations.” The new accounting standard changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition date fair value. The new accounting standard also requires legal fees and other transaction-related costs to be expensed as incurred. The adoption of the new accounting standard is to be applied prospectively for any business combinations which would close after July 1, 2009 (see Note 2).
Non-controlling Interests in Consolidated Financial Statements
On July 1, 2009, the Company adopted a new accounting standard included in FASB ASC 810, “Consolidation.” The adoption of the new accounting standard changed the presentation of its non-controlling (minority) interests. Except for presentation changes, the adoption of the new accounting

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Fair Value Measurements
On July 1, 2009, the Company adopted a new accounting standard in FASB ASC 820, “Fair Value Measurements and Disclosures,” which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 11 for a discussion regarding the Company’s fair value measurements as of March 31, 2010.
Recently Issued Accounting Standards
Variable Interest Entities
In June 2009, new accounting guidance was issued that is expected to be included in FASB ASC 810, “Consolidation.” This statement amends the consolidation guidance applicable to variable interest entities and is effective for our fiscal year beginning July 1, 2010. We are evaluating the impact, if any, this new accounting guidance will have on our consolidated financial statements.
Fair Value Measurements
In January 2010, the accounting guidance for fair value measurements and disclosure (FASB ASC 820) was updated to require additional disclosures related to: (1) transfers in and out of Level 1 and 2 fair value measurements, and (2) enhanced detail in the Level 3 reconciliation. The new guidance was amended to provide clarity about the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and non-recurring measurements that fall in either Level 2 or Level 3. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the Level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011. We are evaluating the potential impact, if any, this new accounting guidance will have on our consolidated financial statements.
2.	ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION
On February 22, 2010, Royal Gold, through RG Exchangeco Inc. (formerly known as 7296355 Canada Ltd.), a wholly-owned Canadian subsidiary of Royal Gold (“RG Exchangeco”), acquired all of the issued and outstanding common shares of International Royalty Corporation (“IRC”), a company incorporated in Canada (the “IRC Transaction”). IRC’s royalty portfolio as of February 22, 2010, included 11 producing royalties, 10 development stage royalties, 24 evaluation stage royalties and 35 exploration stage royalties. The IRC Transaction further complements and expands our royalty portfolio.
The purchase price for the IRC Transaction consisted of approximately $350 million in cash, 5,234,086 shares of Royal Gold common stock (valued at $230.4 million on February 22, 2010) and 1,806,649 exchangeable shares of RG Exchangeco (valued at $79.5 million on February 22, 2010), which shares are convertible on a one-for-one basis for Royal Gold common stock. As discussed in Note 5, the Company funded $225 million of the cash consideration portion of the purchase price from its existing debt facilities. For the nine months ended March 31, 2010, the Company incurred approximately $8.6 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the IRC Transaction. The Company also incurred approximately $10.6 million in severance related payments

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
as part of the termination of IRC’s officers and certain employees upon acquisition of IRC. The transaction and severance payment costs are included in Severance and acquisition-related costs on our consolidated statements of operations and comprehensive income (loss) and were recognized separately from the purchase price for the IRC Transaction.
The Company followed the acquisition method of accounting in accordance with the new accounting standard related to business combinations, which the Company adopted on July 1, 2009 (see Note 1). The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed from IRC on February 22, 2010, based on the current best estimates and information received by management. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed. Royalty interests in mineral properties, deferred income taxes, and certain other tax matters were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities are subject to change.

(in thousands)
Purchase price	$659,871

Current assets	83,851
Royalty interests in mineral properties	771,639
Other assets	14,304
Current liabilities	(10,839)
Senior secured debentures	(28,769)
Net deferred tax liabilities	(140,188)
Other liabilities	(9,422)
Non-controlling interest	(20,705)

Total allocated purchase price	$659,871

The non-controlling interest arising from the IRC Transaction was the result of IRC’s indirect ownership of a 90% interest in the Labrador Nickel Royalty Limited Partnership (“LNRLP”), which owns 100% of the Voisey’s Bay Net Smelter Return (“NSR”) royalty. The owner of the remaining 10% interest in LNRLP is Altius Resources Inc. (“Altius”), a company unrelated to Royal Gold and IRC. Due to the legal structure of LNRLP and certain related factors, the Company determined that LNRLP should be fully consolidated. The fair value of the non-controlling interest was determined based on its proportionate share to the underlying assets and liabilities of the partnership.
The Company’s consolidated financial statements include the results of the IRC Transaction from the date of acquisition. The following unaudited pro forma information is presented as if the IRC Transaction had been completed as of the beginning of the periods presented. The pro forma results are not necessarily indicative of what would have been achieved had the IRC Transaction been in effect for the periods presented.

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands)
Royalty revenues	$37,924	$28,555	$112,051	$84,373
Net income (loss) attributable to Royal Gold stockholders	$(14,474)	$(10,319)	$(2,204)	$22,790
For the period February 22, 2010, through March 31, 2010, approximately $2.1 million of royalty revenue was recorded on the Company’s consolidated statements of operations and comprehensive income (loss)

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
related to the IRC Transaction. Net loss attributable to Royal Gold stockholders included approximately $10.6 million in severance related payments related to the IRC Transaction.
3.	ROYALTY ACQUISITIONS
Andacollo
As discussed in more detail in the Company’s Fiscal 2009 10-K, on April 3, 2009, the Company entered into a definitive agreement (“Master Agreement”) with a Chilean subsidiary of Teck Resources Limited (“Teck”), Compañía Minera Teck Carmen de Andacollo (“CDA”), to acquire an interest in the gold produced from the sulfide portion of the Andacollo project in Chile (“Andacollo Royalty”). On January 25, 2010, the Company completed its acquisition of the Andacollo Royalty for $217.9 million in cash and 1,204,136 shares of the Company’s common stock.
The Andacollo Royalty equals 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. The mine, located about 34 miles southeast of the city of La Serena, Chile, produces copper from the oxide portion of the deposit and Teck is currently commissioning facilities to produce both copper and gold from the sulfide portion of the deposit. The Andacollo Royalty will not cover copper production.
The Andacollo Royalty acquisition has been accounted for as an asset acquisition. As such, the total purchase price of $273.0 million, which consisted of $217.9 million in cash, 1,204,136 shares of the Company’s common stock (valued at $53.4 million) and approximately $1.7 million of transaction costs, is recorded as a development stage royalty, which is a component of Royalty interests in mineral properties, net on our consolidated balance sheets.
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
The acquisition of Barrick’s royalty portfolio has been accounted for as an asset acquisition using the purchase method of accounting. The total purchase price of $181.3 million, plus direct transaction costs of approximately $3.1 million, has been allocated to the acquired royalty interests according to their relative fair values and is recorded as separate components of Royalty interests in mineral properties, net on our consolidated balance sheets. The amounts allocated to the acquired royalty interests in mineral properties acquired from Barrick were preliminary as of June 30, 2009, and were subject to change upon completion of final valuations based upon receipt of updated reserve and other information expected to be received from certain operators.
During the quarter ended September 30, 2009, we finalized our purchase accounting for the Barrick royalty portfolio acquisition. As such, we allocated the total purchase price of $181.3 million, plus direct transaction costs of approximately $3.1 million, to the acquired royalty interests according to their relative

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
fair market values. The operating impacts of the royalty interests acquired from Barrick have been reflected in the financial results of Royal Gold from October 1, 2008.
4.	ROYALTY INTERESTS IN MINERAL PROPERTIES
The following summarizes the Company’s royalty interests in mineral properties as of March 31, 2010 and June 30, 2009.

As of March 31, 2010		Accumulated
(Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Voisey’s Bay	$150,138	$(304)	$149,834
Peñasquito(1)	99,172	(1,448)	97,724
Mulatos	48,092	(9,295)	38,797
Dolores	44,878	(2,069)	42,809
Taparko	33,570	(23,814)	9,756
Robinson	17,825	(7,304)	10,521
Goldstrike	20,788	(10,851)	9,937
Leeville	18,322	(10,203)	8,119
Siguiri	11,000	(7,878)	3,122
Cortez	10,630	(9,469)	1,161
Other	191,460	(25,477)	165,983

	645,875	(108,112)	537,763

Development stage royalty interests:
Pascua-Lama	298,504	—	298,504
Andacollo	272,998	—	272,998
Canadian Malartic	35,500	—	35,500
Wolverine	39,794	—	39,794
Other	48,989	—	48,989

	695,785	—	695,785

Exploration stage royalty interests	233,936	—	233,936

Total royalty interests in mineral properties	$1,575,596	$(108,112)	$1,467,484

Note:	The cost amount shown for the royalties acquired as part of the IRC Transaction are preliminary. This includes Voisey’s Bay, the additional interest at Pascua-Lama, Wolverine and certain royalties included within the Other category in the above table.

(1)	Includes the value for the oxide and sulfide circuits.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2009		Accumulated
(Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Dolores	$44,878	$(607)	$44,271
Mulatos	34,214	(5,618)	28,596
Taparko	33,570	(10,709)	22,861
Goldstrike	20,788	(10,247)	10,541
Leeville	18,322	(8,246)	10,076
Robinson	17,825	(6,238)	11,587
Siguiri	10,946	(3,659)	7,287
Cortez	10,630	(9,192)	1,438
Peñasquito (oxide circuit)	4,026	(591)	3,435
Other	66,678	(18,437)	48,241

	261,877	(73,544)	188,333

Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Canadian Malartic	34,031	—	34,031
Pascua-Lama	20,446	—	20,446
Other	27,743	—	27,743

	177,366	—	177,366

Exploration stage royalty interests	90,267	—	90,267

Total royalty interests in mineral properties	$529,510	$(73,544)	$455,966

5.	DEBT
The Company’s current and non-current long-term debt as of March 31, 2010 and June 30, 2009 consists of the following:

	As of March 31, 2010		As of June 30, 2009
	(Amounts in thousands)		(Amounts in thousands)
	Current	Non-current	Current	Non-current
Credit facility	$—	$125,000	$—	$—
Term loan	26,000	104,000	—	—
Chilean loan facility	—	—	—	19,250

Total debt	$26,000	$229,000	$—	$19,250

Credit Facility
The Company maintains a $125 million revolving credit facility with HSBC Bank USA, National Association (“HSBC Bank”) and Scotiabanc Inc. as lenders. The credit facility has a maturity date of October 30, 2013. Borrowings under the credit facility bear interest at a floating rate of LIBOR plus a spread ranging from 1.75% to 2.25%, based on the Company’s leverage ratio, as defined in the credit facility agreement. As of March 31, 2010, the Company had $125 million outstanding under the credit facility, which was due to the partial funding of the IRC Transaction as discussed in Note 2.
Term Loan
In connection with the IRC Transaction described in Note 2, on January 20, 2010, we entered into an agreement to obtain a new $100 million term loan from HSBC Bank (the “Term Loan”) to partially fund

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
our acquisition of IRC. The Term Loan was funded on February 17, 2010 in conjunction with the closing of the IRC Transaction. HSBC Securities (USA) Inc. acted as sole lead arranger for the Term Loan. The Term Loan was scheduled to mature 18 months from the funding date with principal repayments equal to 10% of the funded amount scheduled to occur every three months, beginning three months after funding, and with interest to accrue at LIBOR plus 2.25%. The Term Loan was guaranteed by three wholly-owned subsidiaries of Royal Gold (the “Guarantors”). The obligations under the Term Loan are secured by certain Canadian assets of Royal Gold that will be replaced with certain Chilean assets of Royal Gold.
On March 26, 2010, the Company amended the Term Loan with HSBC Bank and the Bank of Nova Scotia joined the Term Loan as a lender. The modifications to the Term Loan included, among other things: 1) an increase in the principal balance available under the Term Loan from $100 million to $130 million; 2) an extension of the final maturity date from 18 to 36 months from the initial funding date of February 17, 2010; 3) increases in the applicable LIBOR margin (currently set at 2.25%) by 0.50% every six months, commencing 18 months after the initial funding date until maturity; and 4) a reduction in the amortization rate from 10% of the initial funded amount per quarter to 5% of the fully funded principal amount per quarter. The additional Term Loan proceeds were used to redeem the 5.5% senior secured debentures assumed as part of the IRC Transaction.
The Term Loan contains covenants limiting the ability of Royal Gold and its subsidiaries to, among other things, incur certain debt or liens, dispose of assets, enter into certain transactions with affiliates, make certain investments or consummate certain mergers, as well as a cross default provision to certain other permitted debt and royalty contracts. In addition, the Term Loan contains financial covenants relating to, among other things: (1) maintaining a leverage ratio (as defined) of 3.0 to 1.0 or less, (2) maintaining a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive quarterly net income, (3) maintaining an interest coverage ratio (as defined) of greater than 3.0 to 1.0, and (4) maintaining a current ratio (as defined) for the periods ending March 31, 2010 and June 30, 2010 of at least 1.0 to 1.0, and for all times thereafter, of at least 1.5 to 1.0.
Chilean Loan Facility
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
6.   STOCK-BASED COMPENSATION
The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Nine Months Ended
	(In thousands)		(In thousands)
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Stock options	$344	$134	$604	$648
Stock appreciation rights	163	76	355	124
Restricted stock	460	450	1,690	1,351
Performance stock	1,582	14	2,987	102

Total stock-based compensation expense	$2,549	$674	$5,636	$2,225

Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income (loss) as summarized below:

	For The Three Months Ended		For The Nine Months Ended
	(In thousands)		(In thousands)
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Stock-based compensation expense allocation:
Costs of operations	$564	$115	$1,223	$300
General and administrative	1,331	329	2,995	1,261
Exploration and business development	654	230	1,418	664

Total stock-based compensation expense	$2,549	$674	$5,636	$2,225

There were no stock options granted during the three months ended March 31, 2010 and 2009. For the nine months ended March 31, 2010 and 2009, 21,060 and 24,000 stock options, respectively, were granted at an exercise price of $53.00 and $30.96, respectively. As of March 31, 2010, there was $0.7 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.93 years.
There were no stock settled stock appreciation rights (“SSARs”) granted during the three months ended March 31, 2010 and 2009. For the nine months ended March 31, 2010 and 2009, 51,640 and 50,500 SSARs, respectively, were granted at an exercise price of $53.00 and $30.96, respectively. As of March 31, 2010, there was $1.3 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 2.26 years.
There was no restricted stock granted during the three months ended March 31, 2010 and 2009. For the nine months ended March 31, 2010 and 2009, 60,000 and 96,500 shares of restricted stock, respectively, were granted at a grant date fair market value of $53.00 and $30.96, respectively. As of March 31, 2010 there was $6.3 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 4.32 years.
There was no performance stock granted during the three months ended March 31, 2010 and 2009. For the nine months ended March 31, 2010 and 2009, 53,000 and 46,500 shares of performance stock,

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
respectively, were granted at a grant date fair market value of $53.00 and $30.96, respectively. During the three months ended March 31, 2010 and 2009, 20,375 and 0 shares of performance stock, respectively, vested at a weighted average grant date fair market value of $30.02 and $0, respectively. During the nine months ended March 31, 2010 and 2009, 31,875 and 9,000 shares of performance stock, respectively, vested at a weighted average grant date fair market value of $29.93 and $28.78, respectively. As of March 31, 2010, there was $2.3 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a remaining estimated vesting period of 0.90 years.
7.   EARNINGS PER SHARE (“EPS”)
Basic earnings (loss) per common share were computed using the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the additional dilutive effect of our potentially dilutive securities, which include stock options, SSARs, restricted stock and performance stock. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method.
The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
		(in thousands, except share data)
Net income (loss) available to Royal Gold stockholders	$(5,754)	$4,142	$10,987	$31,289

Weighted average shares for basic EPS	44,976,419	34,008,758	41,825,974	33,965,171
Effect of other dilutive securities	—	438,411	292,969	437,380

Weighted average shares for diluted EPS	44,976,419	34,447,169	42,118,943	34,402,551

Basic earnings (loss) per share	$(0.13)	$0.12	$0.26	$0.92

Diluted earnings (loss) per share	$(0.13)	$0.12	$0.26	$0.91

For the three months ended March 31, 2010, approximately 800,000 stock-based compensation awards were excluded from the computation of diluted EPS as the result would be anti-dilutive.
Our calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares. Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock. See Note 9 for the further discussion of the features of the exchangeable shares.
8.   STOCKHOLDERS’ EQUITY
Exchangeable Shares
In connection with the IRC Transaction discussed in Note 2, certain holders of IRC common stock received exchangeable shares of RG Exchangeco for each share of common stock held. The exchangeable shares are convertible, at the option of the holder, into shares of Royal Gold common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
holders of Royal Gold common stock. As of March 31, 2010, the value of these no-par shares was included in Additional paid-in capital on the Company’s consolidated balance sheet.
9.   INCOME TAXES

	Three Months Ended March 31,		Nine Months Ended March 31,
	(In thousands)		(In thousands)
	2010	2009	2010	2009
Income tax expense	$2,742	$2,534	$10,606	$17,660
Effective tax rate	(125%)	31.9%	42.2%	34.8%
The significant income tax returns filed by the Company are the U.S. federal income tax return, which has a three year statute of limitations, Colorado state income tax return, which has a four year statute of limitations and Canadian tax returns, which have a seven year statute of limitations. The U.S. federal return for tax years ended on or after June 30, 2007, and the Colorado state return for tax years ended on or after June 30, 2006, are subject to examination by the relevant taxing authority.
As a result of the IRC Transaction on February 22, 2010, the Company recorded a liability for unrecognized tax benefits of approximately $8.4 million. As of March 31, 2010, the Company’s total unrecognized tax benefits were $9.9 million for uncertain tax positions. The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.
Interest and penalties associated with the liability for unrecognized tax benefits is approximately $0.2 million at March 31, 2010, and is included in Other long-term liabilities on the Company’s consolidated balance sheets.
10.   SEGMENT INFORMATION
We manage our business under one operating segment, consisting of royalty acquisition and management activities. All of our assets and revenues are attributable to the royalty operating segment.
Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty				Royalty Interests in
	Revenue				Mineral Properties, net
	Three Months Ended		Nine Months Ended		As of	As of
	March 31,		March 31,		March 31,	June 30,
	2010	2009	2010	2009	2010	2009
United States	43%	46%	45%	59%	5%	13%
Mexico	16%	14%	15%	13%	14%	45%
Canada	3%	1%	2%	1%	26%	19%
Chile	2%	—	2%	—	41%	6%
Africa(1)	29%	34%	29%	20%	3%	8%
Other	7%	5%	7%	7%	11%	9%

(1)	Consists of royalties on properties in Burkina Faso and Guinea.

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

	Fair Value at March 31, 2010
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments	$1,084	$1,084	$—	$—

	$1,084	$1,084	$—	$—

The Company invests in money market funds, which are traded by dealers or brokers in active over-the-counter markets. The Company’s money market funds, which are invested in United States treasury bills or United States treasury backed securities, are classified within Level 1 of the fair value hierarchy.
As of March 31, 2010, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the nine months ended March 31, 2010. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
12.   COMMITMENTS AND CONTINGENCIES
Voisey’s Bay
On February 22, 2010, as part of the IRC Transaction discussed in Note 2, we acquired a royalty on the Voisey’s Bay Mine in Newfoundland and Labrador owned by Vale Inco Newfoundland & Labrador Limited (“VINL”). The royalty is owned by the LNRLP, in which the Company’s wholly-owned indirect subsidiary Canadian Minerals Partnership is the general partner and 89.99% owner. The

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
remaining interests in LNRLP are owned by Altius (10%), a company unrelated to Royal Gold and IRC, and the Company’s wholly-owned indirect subsidiary, Voisey’s Bay Holding Corporation (0.01%).
On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited (“Vale Inco”) and its wholly owned subsidiaries, Vale Inco Atlantic Sales Limited (“VIASL”) and VINL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay Mine to Vale Inco. The claim asserts that Vale Inco is incorrectly calculating the NSR. The claim requests specific damages for underpayment of past royalties and an order in respect of the correct calculation of future payments. Vale Inco, VIASL and VINL responded with a Statement of Defense dated December 22, 2009. The litigation is in the discovery phase and was not measured as part of the purchase price allocation discussed in Note 2.
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, which includes certain directors and our Chairman.
CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 22,725 and 24,977 ounces of gold as of March 31, 2010 and June 30, 2009, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified as Inventory — restricted on the consolidated balance sheets. The carrying value of the gold in inventory was approximately $10.5 million and $10.6 million as of March 31, 2010 and June 30, 2009, respectively, while the fair value of such ounces was approximately $25.3 million and $23.3 million as of March 31, 2010 and June 30, 2009, respectively. None of the gold currently held in inventory as of March 31, 2010 and June 30, 2009, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2009 (the “Fiscal 2009 10-K”).
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
The Company owns royalties on 33 producing properties, 23 development stage properties and 136 exploration stage properties, of which the Company considers 41 to be evaluation stage projects. The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environment costs or other mining costs on the properties in which we hold royalty interests. During the quarter ended March 31, 2010, we focused on the management of our existing royalty interests, the acquisition of royalty interests, the acquisition and integration of International Royalty Corporation (“IRC”), and the creation of royalty interests through financing and strategic exploration alliances.
Our financial results are primarily tied to the prices of gold, silver, copper and other metals, as well as production from our producing royalty interests. Royalty revenue for the quarter ended March 31, 2010 was $35.0 million (which includes $0.7 million of non-controlling interests), compared to $20.8 million (which includes $0.3 million of non-controlling interests) for the quarter ended March 31, 2009. For the quarters ended March 31, 2010 and 2009, the price of gold averaged $1,109 and $908 per ounce, respectively, the price of silver averaged $16.93 and $12.60 per ounce, respectively, and the price of copper averaged $3.30 and $1.56 per pound, respectively. For the three months ended March 31, 2010, Royal Gold derived 81% of its total royalty revenue from gold royalties, 3% of its total royalty revenue from silver royalties, 10% of its total royalty revenue from copper royalties and 6% of its total royalty revenue from other metal and energy royalties, compared to 89% of its total royalty revenue from gold royalties, 3% of its total royalty revenue from silver royalties, 7% of its total royalty revenue from copper royalties, and 1% of its total royalty revenue from other metal royalties for the three months ended March 31, 2009.
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
Please refer to our Fiscal 2009 10-K for further discussion of our principal producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick Gold Corporation	GSR1: 0.40% to 5.0% sliding-scale
		(“Barrick”)	GSR
GSR2: 0.40% to 5.0% sliding-scale
GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR

Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)

Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR

Goldstrike	Nevada, USA	Barrick	0.9% NSR

Peñasquito(1)	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)

Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR

Voisey’s Bay (3)	Newfoundland and Labrador, Canada	Vale Inco Ltd. (“Vale”)	2.7% NSR (nickel, copper, cobalt)

Taparko(4)	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1) and a 0% to
10% sliding-scale GSR (TB-GSR2)

Siguiri(5)	Guinea, West Africa	AngloGold Ashanti (“Anglogold”)	0.0% to 1.875% sliding-scale NSR

Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	3.25% NSR; 2.0% NSR (silver)

(1)	The Peñasquito project consists of oxide and sulfide portions. The sulfide portion began production during the fourth quarter of calendar 2009.

(2)	The Mulatos royalty is capped at 2.0 million gold ounces of production. Approximately 548,000 cumulative ounces of gold have been produced as of March 31, 2010.

(3)	Royalty acquired as part of the IRC Transaction. Refer to “Recent Developments, Business Developments” below within this MD&A for a further discussion on the IRC Transaction.

(4)	TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. TB-GSR2 will remain in effect until the termination of TB-GSR1. As of March 31, 2010, we have recognized approximately $24.9 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 171,000 ounces of gold. Refer to “Recent Developments, Property Developments” below within this MD&A for a further discussion on developments at Taparko.

(5)	The Siguiri royalty is subject to a dollar cap of approximately $12.0 million. As of March 31, 2010, approximately $3.4 million remains under the cap.

Our principal development royalties are shown in the following table and are not yet in production. Please refer to our Fiscal 2009 10-K for further discussion of our principal development stage royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo(1)	Region IV, Chile	Compañia Minera Teck Carmen	75% NSR
de Andacollo (“CDA”)
Pascua-Lama(2)	Region III, Chile	Barrick	0.63% to 4.23% sliding-scale NSR
0.85% fixed rate royalty (copper)
Canadian Malartic(3)	Quebec, Canada	Osisko Mining Corporation	2.0% to 3.0% sliding-scale NSR
(“Osisko”)
Holt(4)	Ontario, Canada	St Andrew Goldfields Ltd. (“St	0.00013 x quarterly average gold
		Andrew”)	price NSR
Wolverine(5)	Yukon Territory,	Yukon Zinc	3.78% to 9.45% sliding-scale NSR
	Canada		(gold and silver)

(1)	On January 25, 2010, the Company acquired a production interest in the gold produced from the sulfide portion of the Andacollo copper and gold project in Chile (“Andacollo Royalty”). The Andacollo Royalty entitles the Company to receive 75% of the gold produced from the sulfide portion of the deposit at the Andacollo project until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable gold ounces. Refer to “Recent Developments, Business Developments” below within this MD&A for a further discussion on the Andacollo Royalty acquisition.

(2)	The Company acquired an additional 0.47% to 3.15% gold sliding-scale NSR royalty interest and a 0.63% fixed rate copper royalty as part of the IRC Transaction. Refer to “Recent Developments, Business Developments” below within this MD&A for a further discussion on the IRC Transaction. Prior to the IRC Transaction, the Company’s gold royalty at Pascua-Lama was a 0.16% to 1.08% sliding-scale NSR royalty and a 0.22% fixed rate copper royalty.

(3)	The Canadian Malartic royalty is subject to a buy down right, which if exercised by Osisko would lower the sliding-scale NSR royalty to 1.0% to 1.5%.

(4)	Refer to “Recent Developments, Property Developments” as discussed below within this MD&A for a further discussion on recent developments at Holt.

(5)	Royalty acquired as part of the IRC Transaction. Refer to “Recent Developments, Business Developments” below within this MD&A for a further discussion on the IRC Transaction.

Operators’ Production Estimates by Royalty for Calendar 2010
We received annual production estimates from the operators of our producing mines during the first calendar quarter of 2010. The following table shows such production estimates for our principal producing properties for calendar 2010 as well as the actual production reported to us by the various operators through March 31, 2010. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.
Operators’ Production Estimate by Royalty for Calendar 2010 and Reported Production
Principal Producing Properties
For the period January 1, 2010 through March 31, 2010

	Calendar 2010 Operator’s Production			Reported Production through
	Estimate(1)			March 31, 2010(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Cortez GSR1	241,000	—	—	98,556	—	—
Cortez GSR2	—	—	—	588	—	—
Cortez GSR3	241,000	—	—	99,144	—	—
Cortez NVR1	188,000	—	—	94,218	—	—
Robinson	80,000	—		23,978	—
Copper			135 million			28.0 million
Leeville	429,000	—	—	117,722	—	—
Goldstrike	465,000	—	—	99,740	—	—
Peñasquito	180,000	13.4 million		25,254	1.7 million
Lead			107 million			11.1 million
Zinc			135 million			14.4 million
Mulatos	160,000	—	—	41,600	—	—
Dolores (3)	95,000	2.5 million	—	19,684	0.3 million	—
Andacollo(4)	26,000			—	—	—
Voisey’s Bay(5)
Copper			N/A			1.3 million
Nickel			N/A			3.2 million
Taparko	137,000	—	—	28,795	—	—
Siguiri(6)	300,000	—	—	72,811	—	—

(1)	There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2009 10-K for information regarding factors that could affect actual results.

(2)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2010 through March 31, 2010, as reported to us by the operators of the mines.

(3)	Minefinders estimates that calendar 2010 production for gold will be between 91,000 ounces and 100,500 ounces of gold and silver production is estimated between 2.3 million ounces and 2.6 million ounces of silver.

(4)	The operator estimates that the mine will produce on average approximately 55,000 ounces of gold in concentrate annually for the first ten years of commercial production. The production estimate shown represents the expected ramp-up of production, beginning April 2010, to commercial production, which is expected by the third quarter of calendar 2010.

(5)	The Company has not yet received calendar 2010 production guidance from the operator. The reported production shown through March 31, 2010, was estimated by the Company based on previous information received from the operator.

(6)	The operator estimates that calendar 2010 production for gold will be between 295,000 ounces and 308,000 ounces of gold. As of March 31, 2010, and due to the dollar cap on the Siguiri royalty, the Company estimates that, based on current gold prices, approximately 178,000 ounces of production remains before the dollar cap is reached.

Recent Developments
Business Developments
Acquisition of International Royalty Corporation
On February 22, 2010 Royal Gold and IRC consummated their previously announced Plan of Arrangement (the “Plan of Arrangement”), whereby Royal Gold, through RG Exchangeco Inc. (formerly known as 7296355 Canada Ltd.), a wholly-owned Canadian subsidiary of Royal Gold (“RG Exchangeco”), acquired all of the issued and outstanding common shares of IRC. Pursuant to the Plan of Arrangement, IRC shareholders received, in the aggregate: (i) cash consideration of approximately $350 million, (ii) 5,234,086 common shares of Royal Gold, and (iii) 1,806,649 exchangeable shares of RG Exchangeco (the “Exchangeable Shares”), which Exchangeable Shares are convertible on a one-for-one basis for common shares of Royal Gold.
Due to the pro-rationing mechanism in the Plan of Arrangement, IRC shareholders who elected all cash consideration received C$4.20 of their consideration in cash (or the US$ equivalent thereof based on the Bank of Canada noon spot rate of $1.0420, as of February 19, 2010, if they elected to receive their cash consideration denominated in US$) and 0.0593 Royal Gold Shares or Exchangeable Shares for each IRC common share properly submitted. IRC shareholders who elected all share consideration received 0.1385 Royal Gold Shares or Exchangeable Shares per IRC common share. Holders who elected or were deemed to have elected a combination of cash and shares have received their proportionate cash and share consideration as pro-rated under the Plan of Arrangement.
IRC is a global royalty company whose royalty portfolio included 11 producing royalties, 10 development stage royalties, 24 evaluation stage royalties and 35 exploration stage royalties as of February 22, 2010. The IRC Transaction further complements and expands our royalty portfolio. The producing royalties acquired from IRC generated royalty revenue of approximately $2.1 million from the completion of the acquisition on February 22, 2010 through March 31, 2010. The key royalty assets acquired from IRC include the following properties/royalties:
Pascua-Lama — A 0.47% to 3.15% sliding-scale NSR royalty on the Chilean portion of the Pascua-Lama project which is operated by Barrick. The Pascua-Lama project is currently under construction and is classified as a development stage royalty interest on the Company’s consolidated balance sheets. Barrick has estimated commissioning in late calendar 2012 and production in early calendar 2013. Prior to the acquisition of IRC, the Company’s gold royalty at Pascua-Lama was a 0.16% to 1.08% sliding-scale NSR royalty and a 0.22% fixed rate copper royalty;
Voisey’s Bay — A 3.0% NSR royalty on the Voisey’s Bay nickel-copper-cobalt mine located in Newfoundland and Labrador, Canada and operated by Vale. The Company owns 90% of the 3.0% NSR (or 2.7%) while a non-controlling interest owns the remaining portion of the 3.0% NSR. The Voisey’s Bay royalty is currently in production and is classified as a production stage royalty interest on the Company’s consolidated balance sheets. The Company recognized approximately $0.6 (which includes $0.1 million of non-controlling interests) million in royalty revenue from the Voisey’s Bay royalty since the acquisition of IRC through March 31, 2010;
Inata — A 2.5% GSR royalty on the Inata gold mine located in northern Burkina Faso, West Africa and operated by a subsidiary of Avocet Mining PLC. Production at Inata began during the fourth quarter of calendar 2009 and is classified as a production stage royalty interest on the Company’s consolidated balance sheets. The Company recognized approximately $0.5 million in royalty revenue from the Inata royalty since the acquisition of IRC through March 31, 2010;
Las Cruces — A 1.5% NSR royalty on the Las Cruces copper project located in Andalusia, Spain and operated by Inmet Mining. The Las Cruces mine is currently in production and is classified as a production stage royalty interest on the Company’s consolidated balance sheets. The Company recognized approximately $0.2 million in royalty revenue from the Las Cruces royalty since the acquisition of IRC through March 31, 2010;
Western Australia — A 1.5% NSR royalty on gold produced from approximately three million acres in Western Australia. The primary producing operations covered by the 1.5% NSR royalty are Southern Cross (production stage), Gwalia Deeps (production stage) and South Laverton (production stage). The Company recognized approximately $0.6 million in royalty revenue from the producing Western Australian royalties since the acquisition of IRC through March 31, 2010; and
Wolverine — A 3.78% to 9.45% sliding-scale NSR royalty on all gold and silver production from the Wolverine sulfide project located in Yukon Territory, Canada, and operated by Yukon Zinc. The Wolverine royalty is classified as a development stage royalty on the Company’s consolidated balance sheets.
Please refer to Note 2 of the notes to consolidated financial statements for further discussion on the IRC Transaction.
Acquisition of Andacollo Royalty
On April 3, 2009, the Company entered into a definitive agreement (“Master Agreement”) with a Chilean subsidiary of Teck Resources Limited (“Teck”), Compañía Minera Teck Carmen de Andacollo (“CDA”), to acquire an interest in the gold produced from the sulfide portion of the Andacollo project in Chile. The purchase price for the Andacollo Royalty consisted of $217.9 million in cash and 1,204,136 of the Company’s common shares. On January 25, 2010, the Company completed its acquisition of the Andacollo Royalty.
The Andacollo Royalty equals 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. The mine, located about 34 miles southeast of the city of La Serena, Chile, produces copper from the oxide portion of the deposit and Teck is currently commissioning facilities to produce both copper and gold from the sulfide portion of the deposit. The Andacollo Royalty will not cover copper production.
Proven and probable reserves, as estimated by the operator as of December 31, 2009, for the sulfide portion are 396.6 million tonnes (437.2 million tons) with a grade of 0.42% copper and 0.13 g/t (0.004 ozs/ton) gold. This equates to 1.6 million contained ounces of gold. Reserves were estimated using a copper price of $1.60 per pound and a gold price of $500 per ounce. Gold will be produced as a by-product of copper production, with a gold recovery rate estimated by the operator to be approximately 61%.
Once the mine is in full production, the operator expects the mill to have a capacity of 55,000 tonnes (60,630 tons) per day. The operator estimates that the mine will produce on average approximately 55,000 ounces of gold and 80,000 tonnes (88,185 tons) of copper in concentrate annually for the first ten years of commercial production, with an estimated mine life of 20 years. Ore has been introduced to the mill and shipment of copper concentrate is expected to commence in early May 2010. Full commercial production is expected to be reached in the third quarter of calendar 2010.
Please also see Part I, Item 1A, Risk Factors — Additional risks that Royal Gold may face as a result of the Teck Transaction are set forth below, in our Fiscal 2009 10-K for further discussion on potential risks associated with the acquisition of the Andacollo Royalty.

Property Developments
Cortez
Royalty revenue at Cortez for the three months ended March 31, 2010, was significantly above the operator’s plan as the sequencing of ore within the Pipeline complex covered by our royalty interests was favorable. As the focus of production shifts to Cortez Hills, the production related to our royalty interests will decline. Barrick received a favorable court ruling in April 2010 allowing them to continue mining at Cortez Hills as planned. With this operating plan, management expects approximately 240,000 ounces of gold to be produced from the Company’s royalty interest during calendar 2010 compared to approximately 362,000 ounces of gold produced in calendar 2009.
Taparko
The Taparko mine commenced gold production in August 2007 and has contributed approximately $40.8 million in royalty revenue (from TB-GSR1 and TB-GSR2) since production commenced. Gold sales at Taparko for the three months ended March 31, 2010, and March 31, 2009 were approximately 28,795 ounces and 22,963 ounces, respectively. The increase in gold sales during the period was attributable to improved mill throughput, mill availability, grade, and recoveries. Management estimates that, based on Taparko’s last two quarters of production and its calendar 2010 production guidance, the $35 million cap associated with TB-GSR1 could be met by the fourth quarter of calendar 2010. Upon achieving the $35 million cap, the TB-GSR1 and TB-GSR2 royalties will terminate and the 2.0% GSR royalty (TB-GSR3) will become effective. The TB-GSR3 royalty covers all gold produced from the Taparko mine.
Somita SA (“Somita”), a 90% owned subsidiary of High River and the operator of Taparko, is in breach of certain obligations under the Amended and Restated Funding Agreement dated February 22, 2006 (the “Funding Agreement”) between Royal Gold, Inc. and Somita. Royal Gold has invested $35 million for the development of the Taparko mine under the Funding Agreement. As security for the Company’s investment in Somita, two of High River’s subsidiaries have pledged their equity interests in Somita and High River (West Africa) Ltd., the corporate parent of Somita. This pledge will remain in effect until certain production and performance standards have been attained at the Taparko mine, sufficient to satisfy the Completion Test, as defined in the Funding Agreement. High River has notified the Company that Somita is attempting to satisfy the Completion Test. The Completion Test commenced on December 1, 2009, and continued for 90 days. The results of the Completion Test have been reported to the Company and are currently under review by management. If management determines that Somita has satisfied the requirements of the Completion Test, the pledge of the equity interests in Somita and its corporate parent (High River (West Africa) Ltd.) will terminate and this security will be released.
In addition, Royal Gold obtained as collateral a pledge of shares of certain equity investments in public companies held by High River. The market value of the pledged shares, based on March 31, 2010 closing price, is approximately $61.2 million.. The Company’s carrying value of its royalty interests at Taparko was approximately $11.2 million as of March 31, 2010. The pledge of High River’s equity investments will remain in effect until the satisfaction of certain requirements as provided in the construction contract between Somita and its construction contractor, so long as there are no outstanding claims by the Company against the pledged securities.
Royal Gold has not agreed to forbear pursuing any of its remedies under the Funding Agreement or other agreements with High River and its affiliates.
Peñasquito
As of March 31, 2010, royalty revenue at Peñasquito reflects combined oxide and sulfide production of gold, silver, lead and zinc. Lead and zinc concentrates are produced from the sulfide circuit. During the project’s inaugural ceremony on March 23, 2010, Goldcorp reported that ramp up of the first sulfide processing line is likely to reach designed production levels of 50,000 tonnes (55,115 tons) per day during the third calendar quarter of 2010, and that productivity during March 2010 was approximately 46,000 tonnes (50,705 tons) per day. Goldcorp expects an additional 50,000 tonnes (55,115 tons) per day to be produced from the second sulfide line sometime during the fourth quarter of calendar 2010.
Voisey’s Bay
As part of the IRC Transaction, the Company acquired an effective 2.7% NSR royalty on the Voisey’s Bay property, which is operated by Vale and located in Newfoundland and Labrador, Canada. Monthly production capacity at Voisey’s Bay is approximately 7.0 million pounds of nickel and 5.6 million pounds of copper. Since August 1, 2009, about 200 workers at Voisey’s Bay have been on strike. On March 12, 2010, Vale reported that it had resumed production from the Voisey’s Bay Ovoid mine and mill, which supplies nickel concentrate to Vale’s operations at Thompson and Sudbury and copper concentrates to clients in Europe. The Voisey’s Bay site is reported to be operating two weeks on, two weeks off, producing 3.5 million pounds of nickel and 2.8 million pounds of copper per month.
Robinson
Quadra reported that full access has been re-established into the Veteran pit, additional flotation cells are fully operational and concentrate contracts allow for more flexibility with respect to concentrate grades. Although the complex nature of the Veteran pit ore is likely to introduce monthly variability, Quadra expects Robinson to finish calendar 2010 at its annual production guidance of approximately 135 million pounds of copper and approximately 80,000 ounces of gold.
Mulatos
In March 2010, Alamos announced a 17% increase in proven and probable reserves at Mulatos and plans to increase crusher throughput by up to 20% by the fourth quarter of calendar 2010. A closed circuit crushing system was installed recently which is also expected to improve recovery.
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
Canadian Malartic
Osisko reported that the Canadian Malartic gold project is advancing well and estimates that the project will be fully operational during the second quarter of calendar 2011, with average annual gold production of 630,000 ounces. The Canadian Malartic royalty is classified as a development stage royalty interest and the Company does not currently receive revenue from the royalty.
Results of Operations
Quarter Ended March 31, 2010, Compared to Quarter Ended March 31, 2009
For the quarter ended March 31, 2010, we recorded a net loss attributable to Royal Gold stockholders of $5.8 million, or ($0.13) per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $4.1 million, or $0.12 per basic share and diluted share, for the quarter ended March 31, 2009. The decrease in our earnings per share during the period was due to one-time IRC severance and acquisition related costs of approximately $16.9 million and a tax charge of approximately $2.0 million associated with the Company’s intention to make a United States tax election to step-up the basis of IRC assets. The effect of these one-time costs during the quarter ended March 31, 2010, was $0.33 per basic share, after taxes.
For the quarter ended March 31, 2010, we recognized total royalty revenue of $35.0 million (which includes $0.7 million of non-controlling interests), at an average gold price of $1,109 per ounce and an average copper price of $3.30 per pound, compared to royalty revenue of $20.8 million (which includes $0.3 million of non-controlling interests), at an average gold price of $908 per ounce and an average copper price of $1.56 per pound for the quarter ended March 31, 2009. Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests
Quarter Ended March 31, 2010 and 2009
(In thousands, except reported production ozs. and lbs.)

		Three Months Ended		Three Months Ended
		March 31, 2010		March 31, 2009
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Taparko(2)	Gold	$7,984	28,795 oz.	$5,091	22,963 oz.
Cortez	Gold	$7,233	99,144 oz.	$3,758	63,956 oz.
Robinson		$3,403		$1,849
	Gold		23,978 oz.		30,257 oz.
	Copper		28.0 million lbs.		34.5 million lbs.
Leeville	Gold	$2,354	117,722 oz.	$1,731	106,767 oz.
Mulatos	Gold	$2,307	41,600 oz.	$1,875	41,871 oz.
Peñasquito(2)		$1,839		$361
	Gold		25,254 oz.		12,027 oz.
	Silver		1.7 million oz.		608,416 oz.
	Lead		11.1 million lbs.		N/A
	Zinc		14.4 million lbs.		N/A
Siguiri	Gold	$1,514	72,811 oz.	$1,292	79,836 oz.
Goldstrike	Gold	$1,086	99,740 oz.	$1,114	136,733 oz.
Dolores		$1,050		$161
	Gold		19,684 oz.		14,169 oz.
	Silver		0.3 million oz.		N/A
Voisey’s Bay (3)		$600		N/A
	Nickel		3.2 million lbs.		N/A
	Copper		1.3 million lbs.		N/A
Other(4)	Various	$5,673	N/A	$3,565	N/A

Total Royalty Revenue		$35,043		$20,797

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended March 31, 2010 and March 31, 2009, as reported to us by the operators of the mines.

(2)	Refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion of recent developments at the property.

(3)	Royalty acquired as part of the IRC Transaction. Refer to “Recent Developments, Business Developments” for further discussion on the IRC Transaction and “Recent Developments, Property Developments” for further discussion on recent developments at the property. The reported production shown was estimated by the Company based on previous information received from the operator.

(4)	“Other” includes all of the Company’s non-principal producing royalties as of March 31, 2010 and 2009. Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.
The increase in royalty revenue for the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009, resulted primarily from an increase in gold and copper prices, additional revenue from the recently acquired IRC producing royalties and an increase in production at Cortez and Taparko. These increases were partially offset by a decrease in production at Robinson and Goldstrike. Please refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.
Costs of operations increased to $1.9 million for the quarter ended March 31, 2010, compared to $1.2 million for the quarter ended March 31, 2009. The increase was primarily due to an increase in non-cash stock compensation allocated to costs of operations of approximately $0.4 million. An increase in the Nevada Net Proceeds Tax expense of approximately $0.2 million, which resulted from an increase in royalty revenue from Cortez and Robinson, also contributed to the overall increase.

General and administrative expenses increased to $3.4 million for the quarter ended March 31, 2010, from $1.8 million for the quarter ended March 31, 2009. The increase was primarily due to an increase in the non-cash stock compensation allocated to general and administrative expense of approximately $1.0 million and an increase in accounting/tax services and general corporate costs of approximately $0.3 million.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $2.5 million for the quarter ended March 31, 2010, compared to $0.7 million for the quarter ended March 31, 2009. The increase is primarily due to an increase in the number of performance share awards the Company has estimated will vest. Our non-cash stock compensation is allocated among costs of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income (loss). Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the quarters ended March 31, 2010 and 2009.
Depreciation, depletion and amortization increased to $13.0 million for the quarter ended March 31, 2010, from $10.0 million for the quarter ended March 31, 2009. The increase was primarily due to production from the royalties acquired as part of the IRC Transaction, which resulted in additional depletion of approximately $1.4 million from the acquisition date through March 31, 2010. An increase in production at Taparko also resulted in additional depletion of approximately $1.2 million during the period.
As discussed earlier within this MD&A and in Note 2 to the notes to consolidated financial statements, the Company incurred approximately $16.9 million in restructuring and acquisition related costs associated with the IRC Transaction during the three months ended March 31, 2010. These one-time, non-recurring costs were related to financial advisory, legal, accounting, tax and consulting services associated with the IRC Transaction as well as severance related payments as part of the termination of IRC’s officers and certain employees upon acquisition of IRC.
Interest and other income decreased to $0.3 million for the quarter ended March 31, 2010, from $1.1 million for the quarter ended March 31, 2009. The decrease was primarily due to a $1.0 million gain on a distribution of Inventory — Restricted to a non-controlling interest during the quarter ended March 31, 2009, compared to a $0.2 million gain on distribution during the quarter ended March 31, 2010.
Interest and other expense increased to $1.2 million for the three months ended March 31, 2010, from $0.3 million for the nine months ended March 31, 2009. The increase was primarily due to an increase in interest of approximately $0.6 million, which was associated with the outstanding balances on the Company’s debt facilities, as discussed in Note 5 of the notes to consolidated financial statements.
During the quarter ended March 31, 2010, we recognized income tax expense totaling $2.7 million compared with $2.5 million during the quarter ended March 31, 2009. This resulted in a negative effective tax rate of 125% in the current period, compared with 31.9% in the quarter ended March 31, 2009. The effective tax rate was negative due to the net loss for the period, but due to permanent differences for tax purposes, there was taxable income for the period. The items that impacted our effective tax rate for the three months ended March 31, 2010 were capitalized transaction costs related to the IRC Transaction, foreign income taxable in the United States under Subpart F, foreign taxes credible in the United States and United States tax due by IRC under the Foreign Investment in Real Property Tax Act.
Nine Months Ended March 31, 2010, Compared to Nine Months Ended March 31, 2009
For the nine months ended March 31, 2010, we recorded net income attributable to Royal Gold stockholders of $11.0 million, or $0.26 per basic share and diluted share, as compared to net income attributable to Royal Gold stockholders of $31.3 million, or $0.92 per basic share and $0.91 per diluted share, for the nine months ended March 31, 2009. The decrease in our earnings per share during the nine months ended March 31, 2010 was due to (1) the IRC one-time severance and acquisition related costs of approximately $19.2 million, (2) a $2.0 million tax charge associated with the Company’s intention to make a United States tax election to step-up basis of IRC assets, and (3) the one-time royalty restructuring gain of $31.5 million during the quarter ended December 31, 2008, as part of the Barrick royalty portfolio acquisition. The after tax effect of the one-time IRC related costs during the nine months ended March 31, 2010, was $0.39 per basic share. The after tax effect of the one-time royalty restructuring gain during the nine months ended March 31, 2009, was $0.60 per basic.
For the nine months ended March 31, 2010, we recognized total royalty revenue of $95.9 million (including $1.7 million in non-controlling interests), at an average gold price of $1,055 per ounce and an average copper price of $2.99 per pound, compared to total royalty revenue of $51.5 million (including $0.8 million in non-controlling interest), at an average gold price of $859 per ounce and an average copper price of $2.29 per pound for the nine months ended March 31, 2009. Royalty revenue and the corresponding production, attributable to our royalty interests, for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 is as follows:
Royalty Revenue and Production Subject to Our Royalty Interests
Nine Months Ended March 31, 2010 and 2009
(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended		Nine Months Ended
		March 31, 2010		March 31, 2009
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Taparko(2)	Gold	$22,813	86,347 oz.	$6,490	30,585 oz.
Cortez	Gold	$21,930	318,982 oz.	$11,770	190,057 oz.
Robinson		$8,903		$5,363
	Gold		66,304 oz.		90,588 oz.
	Copper		80.8 million lbs.		104.1 million lbs.
Leeville	Gold	$7,626	401,872 oz.	$5,362	352,264 oz.
Mulatos(3)	Gold	$6,975	131,968 oz.	$3,949	121,732 oz.
Siguiri(4)	Gold	$4,521	228,654 oz.	$2,505	161,267 oz.
Peñasquito(2)		$3,566		$839
	Gold		76,274 oz.		26,967 oz.
	Silver		3.6 million oz.		1.7 million oz.
	Lead		13.7 million lbs.		N/A
	Zinc		15.6 million lbs.		N/A
Goldstrike	Gold	$2,689	273,889 oz.	$4,527	597,299 oz.
Dolores		$2,558		$185
	Gold		59,390 oz.		16,609 oz.
	Silver		1.0 million oz.	N/A
Voisey’s Bay (5)		$600			N/A
	Nickel		3.2 million lbs.		N/A
	Copper		1.3 million lbs.		N/A
Other(6)	Various	$13,714	N/A	$10,509	N/A

Total Royalty Revenue		$95,895		$51,499

(1)	Reported production relates to the amount of metal sales, subject to our royalty interests, for the nine months ended March 31, 2010 and March 31, 2009, as reported to us by the operators of the mines.

(2)	Refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments at the property.

(3)	Effective October 1, 2008, the sliding-scale royalty rate increased to 5.0% from 1.5%, at current gold prices.

(4)	Royalty acquired on October 1, 2008.

(5)	Royalty acquired as part of the IRC Transaction. Refer to “Recent Developments, Business Developments” earlier within this MD&A for further discussion on the IRC Transaction and “Recent Developments, Property Developments” earlier within this MD&A for further discussion on recent developments at the property. The reported production shown was estimated by the Company based on previous information received by the operator.

(6)	“Other” includes all of the Company’s non-principal producing royalties as of March 31, 2010 and 2009. Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.
The increase in royalty revenue for the nine months ended March 31, 2010, compared with the nine months ended March 31, 2009, resulted primarily from an increase in the average gold and copper prices, an increase in production at Taparko, Cortez, Leeville and Mulatos mines and production from the royalties acquired as part of the IRC Transaction. These increases were partially offset by a decrease in production at Goldstrike during the nine months ended March 31, 2010. Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.
Costs of operations increased to $4.7 million for the nine months ended March 31, 2010, compared to $2.6 million for the nine months ended March 31, 2009. The increase was primarily due to an increase in non-cash compensation allocated to costs of operations of approximately $0.9 million and an increase in the Nevada Net Proceeds Tax expense of approximately $0.5 million, which resulted primarily from an increase in royalty revenue from Cortez and Robinson.
General and administrative expenses increased to $8.6 million for the nine months ended March 31, 2010, from $5.6 million for the nine months ended March 31, 2009. The increase was primarily due to an increase in non-cash compensation allocated to general and administrative expense of approximately $1.7 million, an increase in accounting and tax related expenses of approximately $0.4 million and an increase in general corporate costs of approximately $0.2 million during the nine months ended March 31, 2010.
The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $5.6 million for the nine months ended March 31, 2010, compared to $2.2 million for the nine months ended March 31, 2009. The increase is primarily due to an increase in the number of performance share awards the Company has estimated will vest. Our non-cash stock compensation is allocated among costs of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the nine months ended March 31, 2010 and 2009.
Depreciation, depletion and amortization increased to $36.2 million for the nine months ended March 31, 2010, from $22.9 million for the nine months ended March 31, 2009. Increased production at Taparko, Mulatos and Dolores resulted in additional depletion of approximately $11.6 million during the period. Also, the producing royalties acquired as part of the IRC Transaction resulted in additional depletion of approximately $1.4 million from the acquisition date through March 31, 2010.
As discussed earlier within this MD&A and in Note 2 to the notes to consolidated financial statements, the Company incurred approximately $19.2 million in restructuring and acquisition related costs associated with the IRC Transaction during the nine months ended March 31, 2010. These one-time, non-recurring costs were related to financial advisory, legal, accounting, tax and consulting services associated with the IRC Transaction as well as severance related payments as part of the termination of IRC’s officers and certain employees upon acquisition of IRC.
Interest and other expense increased to $1.7 million for the nine months ended March 31, 2010, from $0.8 million for the nine months ended March 31, 2009. The increase was primarily due to an increase in interest of approximately $0.6 million, which was associated with the outstanding balances on the Company’s debt facilities, as discussed in Note 5 of the notes to consolidated financial statements.
During the nine months ended March 31, 2010, we recognized income tax expense totaling $10.6 million compared with $17.7 million during the nine months ended March 31, 2009. This resulted in an effective tax rate of 42.2% in the current period, compared with 34.8% during the nine months ended March 31, 2009. The increase in our effective tax rate is the result of capitalized transaction costs related to the IRC Transaction, foreign income taxable in the United States under Subpart F, foreign taxes credible in the United States and United States tax due by IRC under the Foreign Investment in Real Property Tax Act.
Liquidity and Capital Resources
Overview
At March 31, 2010, we had current assets of $93.0 million compared to current liabilities of $36.7 million for a current ratio of 2.5 to 1. This compares to current assets of $318.7 million and current liabilities of $6.2 million at June 30, 2009, resulting in a current ratio of approximately 51 to 1. The decrease in the Company’s current ratio was due to a decrease in cash and equivalents during the period due to the IRC Transaction and an increase in the Company’s current portion of long-term debt, which was also due to the IRC Transaction.
As further discussed earlier within this MD&A under “Recent Developments, Business Developments,” on January 25, 2010, the Company completed the purchase of the Andacollo Royalty. The purchase price for the Andacollo Royalty consisted of $217.9 million in cash and 1,204,136 shares of the Company’s Common Stock. The cash portion of the purchase price was funded using cash on hand.
Also as discussed earlier within this MD&A under “Recent Developments, Business Developments,” on February 22, 2010, the Company completed the IRC Transaction. The purchase price for the IRC Transaction consisted of approximately $350 million in cash, 5,234,086 shares of Royal Gold common stock and 1,806,649 exchangeable shares of RG Exchangeco, which exchangeable shares are convertible on a one-for-one basis for Royal Gold common stock. The cash portion of the total purchase price was sourced from cash on hand, cash acquired in the acquisition and from committed credit facilities, which totaled $225 million, including the HSBC Term Loan as discussed below and in Note 5 to the notes to consolidated financial statements.
During the nine months ended March 31, 2010, liquidity needs were met from $95.9 million in royalty revenues (including $1.7 million of non-controlling interests) and our available cash resources, including our credit facilities.
We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service (current and long-term), cost of operation expenses, general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, has acquisition opportunities in various stages of active review. In the event of a substantial royalty or other acquisition, we would likely need to seek additional debt or equity financing opportunities.
Please refer to our risk factors included in Part I, Item 1A of our Fiscal Year 2009 10-K for a discussion on certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments
Term Loan
In connection with the IRC Transaction described earlier in this MD&A, on January 20, 2010, we entered into an agreement to obtain a new $100 million term loan from HSBC Bank (the “Term Loan”) to partially fund our acquisition of IRC. The Term Loan was funded on February 17, 2010 in conjunction with the closing of the IRC Transaction. HSBC Securities (USA) Inc. acted as sole lead arranger for the Term Loan. The Term Loan was scheduled to mature 18 months from the funding date with principal repayments equal to 10% of the funded amount scheduled to occur every three months, beginning three months after funding, and with interest to accrue at LIBOR plus 2.25%. The Term Loan was guaranteed by three wholly-owned subsidiaries of Royal Gold (the “Guarantors”). The obligations under the Term Loan are secured by certain Canadian assets of Royal Gold that will be replaced with certain Chilean assets of Royal Gold.
On March 26, 2010, the Company amended the Term Loan with HSBC Bank and the Bank of Nova Scotia joined the Term Loan as a lender. The modifications to the Term Loan included, among other things: 1) an increase in the principal balance available under the Term Loan from $100 million to $130 million; 2) an extension of the final maturity date from 18 to 36 months from the initial funding date of February 17, 2010; 3) increases in the applicable LIBOR margin (currently set at 2.25%) by 0.50% every six months, commencing 18 months after the initial funding date until maturity; and 4) a reduction in the amortization rate from 10% of the initial funded amount per quarter to 5% of the fully funded principal amount per quarter. The additional Term Loan proceeds were used to redeem the 5.5% senior secured debentures assumed as part of the IRC Transaction.
The Term Loan contains covenants limiting the ability of Royal Gold and its subsidiaries to, among other things, incur certain debt or liens, dispose of assets, enter into certain transactions with affiliates, make certain investments or consummate certain mergers, as well as a cross default provision to certain other permitted debt and royalty contracts. In addition, the Term Loan contains financial covenants relating to, among other things: (1) maintaining a leverage ratio (as defined) of 3.0 to 1.0 or less, (2) maintaining a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive quarterly net income, (3) maintaining an interest coverage ratio (as defined) of greater than 3.0 to 1.0, (4) maintaining a current ratio (as defined) for the periods ending March 31, 2010 and June 30, 2010 of at least 1.0 to 1.0, and for all times thereafter, of at least 1.5 to 1.0.
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

Forward-Looking Statements
Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	changes in gold and other metals prices on which our royalties are paid or prices associated with the primary metal mined at our royalty properties;

•	the production at or performance of our producing royalty properties;

•	decisions and activities of the operators of our royalty properties;

•	the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•	liquidity or other problems our operators may encounter;

•	unanticipated grade and geological, metallurgical, processing or other problems at the royalty properties;

•	mine operating and ore processing facility problems, pit wall or tailings dam failures, natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

•	changes in project parameters as plans of the operators are refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	economic and market conditions;

•	future financial needs;

•	federal, state and foreign legislation governing us or the operators of our royalty properties;

•	the availability of royalties for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments when making acquisitions;

•	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental and permitting laws, community unrest and labor disputes, and enforcement and uncertain political and economic environments;

•	risks associated with issuances of substantial additional common stock or incurrence of substantial indebtedness in connection with acquisitions or otherwise;

•	acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the royalty properties;

•	changes to management and key employees; and

•	failure to complete future acquisitions;

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
During the nine month period ended March 31, 2010, we reported royalty revenues of $95.9 million, with an average gold price for the period of $1,055 per ounce and an average copper price of $2.99 per pound. Approximately 84% of our total recognized revenues for the nine months ended March 31, 2010, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the nine months ended March 31, 2010, if the price of gold had averaged higher or lower by $50 per ounce, we would have recorded an increase in revenue of approximately $4.6 million or a decrease in revenue of approximately $3.5 million. Approximately 9% of our total recognized revenues for the nine months ended March 31, 2010, were attributable to copper sales from our copper producing royalty interests. For the nine months ended March 31, 2010, if the price of copper had averaged higher or lower by $0.50 per pound, we would have recorded an increase or decrease in revenues of approximately $1.2 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2010, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Voisey’s Bay
On February 22, 2010, as part of the IRC Transaction discussed earlier in MD&A, we acquired a royalty on the Voisey’s Bay Mine in Newfoundland and Labrador owned by Vale Inco Newfoundland & Labrador Limited (“VINL”). The royalty is owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary Canadian Minerals Partnership is the general partner and 89.99% owner. The remaining interests in LNRLP are owned by Altius Resources Inc. (10%), a company unrelated to Royal Gold and IRC, and the Company’s wholly-owned indirect subsidiary, Voisey’s Bay Holding Corporation (0.01%).
On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited (“Vale Inco”) and its wholly owned subsidiaries, Vale Inco Atlantic Sales Limited (“VIASL”) and VINL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay Mine to Vale Inco. The claim asserts that Vale Inco is incorrectly calculating the NSR. The claim requests specific damages for underpayment of past royalties and an order in respect of the correct calculation of future payments. Vale Inco, VIASL and VINL responded with a Statement of Defense dated December 22, 2009. The litigation is in the discovery phase and was not measured as part of the purchase price allocation discussed in Note 2 to the notes to consolidated financial statements.
Holt
Refer to our Quarterly Report on Form 10-Q for the period ended December 31, 2009, for a discussion on litigation associated with our Holt royalty. There was no material development to this litigation during the three months ended March 31, 2010.
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
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.
Date: May 7, 2010	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer

ROYAL GOLD, INC.
EXHIBIT INDEX

Exhibit
Number	Description

2.1	Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K on January 22, 2010).

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on February 8, 2008).

3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 23, 2009).

3.3	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 10, 2007).

3.4	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 23, 2010).

4.1	Amendment No. 1 to the Stockholder Agreement, dated January 12, 2010 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 15, 2010).

4.2	Appendix I to Schedule B of the Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on January 22, 2010).

10.1	Amended and Restated Master Agreement by and between Royal Gold, Inc. and Compañía Minera Teck Carmen de Andacollo, dated as of January 12, 2010, along with the related Form of Royalty Agreement attached thereto as Exhibit C (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 15, 2010).

10.2	Amended and Restated Term Loan Facility Agreement, dated as of March 26, 2010, among Royal Gold, Inc., as a Borrower, Royal Gold Chile Limitada, as a Guarantor, RGLD Gold Canada, Inc., as a Guarantor, High Desert Mineral Resources, Inc., as a Guarantor, the other Guarantors from time to time party thereto, HSBC Bank USA, National Association, as Administrative Agent and a Lender, Bank of Nova Scotia, as Sole Syndication Agent and a Lender and HSBC Securities (USA) Inc., as Sole Lead Arranger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 1, 2010).

10.3	Pledge, Security and Subordination Agreement, dated as of January 20, 2010, by Royal Gold, Inc. in favor of HSBC Bank USA, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 22, 2010).

10.4	Amendment to Pledge, Security and Subordination Agreement, dated March 26, 2010, by Royal Gold in favor of HSBC Bank USA, National Association (filed as Exhibit

Exhibit
Number	Description

10.4 to the Company’s Current Report on Form 8-K on April 1, 2010).

10.5	General Security Agreement, dated as of January 20, 2010, by RGLD Gold Canada, Inc. in favor of HSBC Bank USA, National Association (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 22, 2010).

10.6	Amendment to General Security Agreement, dated March 26, 2010, by RGLD Gold Canada, Inc. in favor of HSBC Bank USA, National Association (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on April 1, 2010).

10.7	Amended and Restated Promissory Note, dated March 26, 2010, by Royal Gold, Inc. to HSBC Bank USA, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 1, 2010).

10.8	Amended and Restated Promissory Note, dated March 26, 2010, by Royal Gold, Inc. to The Bank of Nova Scotia (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on April 1, 2010).

10.9	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 22, 2010).

10.10	Support Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Callco Inc., and RG Exchangeco Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 23, 2010).

10.11	Voting and Exchange Trust Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Exchangeco Inc. and Computershare Trust Company of Canada (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 23, 2010).

10.12	Consent and First Amendment to Third Amended and Restated Credit Agreement, dated March 26, 2010, among Royal Gold, Inc., as a Borrower, High Desert Mineral Resources, Inc., as a Borrower, RG Mexico, Inc., as a Guarantor, HSBC Bank USA, National Association, as Administrative Agent and a Lender, Scotiabanc Inc., as a Lender, Bank of Nova Scotia, as Sole Syndication Agent and HSBC Securities (USA) Inc., as Sole Lead Arranger (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on April 1, 2010).

10.13	Labrador Option Agreement, dated May 18, 1993, between Diamond Fields Resources Inc. and Archean Resources Ltd., as amended.

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.