Form 10-K
period 2010-06-30
ROYAL GOLD INC
filed 2010-08-26
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
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

Registrant's telephone number, including area code: (303) 573-1660

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 31, 2009, as reported on the NASDAQ Global Select Market was $1,794,606,869. There were 53,671,158 shares of the Company's common stock, par value $0.01 per share, outstanding as of August 24, 2010. In addition, as of such date, there were 1,610,464 exchangeable shares of RG Exchangeco Inc., a subsidiary of registrant, outstanding which are exchangeable at any time into shares of the Company's common stock on a one-for-one basis and entitle their holders to dividend and other rights economically equivalent to those of the Company's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders scheduled to be held on November 17, 2010, and to be filed within 120 days after June 30, 2010, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

        This document (including information incorporated herein by reference) contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Royal Gold, Inc. and its subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report. In addition, please see our note about forward-looking statements included in Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations ("MD&A"), of this report.

 PART I

ITEM 1.    BUSINESS

Overview

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties and similar interests derived from production. Royalties are passive (non-operating) interests in mining projects that entitle the Company to a portion of the revenue or production from the project after deducting specified costs, if any. We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalty interests. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions.

        As of June 30, 2010, the Company owns royalties on 33 producing properties, 23 development stage properties and over 130 exploration stage properties, of which the Company considers 37 to be evaluation stage projects.32 producing properties. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental compliance costs or other operating costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2010, we focused on the management of our existing royalty interests, the acquisition of royalty interests, the acquisition and integration of International Royalty Corporation ("IRC"), and the creation of royalty and similar interests through financing and strategic exploration alliances.

        As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2010 were as follows:

  (1)
  Our royalty revenues increased 85% to $136.6 million, compared with $73.8 million during fiscal year 2009;

  (2)
  On January 25, 2010, we acquired an interest in the gold produced from the sulfide portion of the Andacollo project in Chile ("Andacollo Royalty") for $217.9 million in cash and 1,204,136 shares of our common stock (valued at approximately $53.4 million on the date of acquisition);

  (3)
  On February 22, 2010, we, through RG Exchangeco Inc. (formerly known as 7296355 Canada Ltd.), a wholly-owned Canadian subsidiary of Royal Gold ("RG Exchangeco") acquired all of the issued and outstanding common shares of IRC, a company incorporated in Canada (the "IRC Transaction"). The purchase price for the IRC Transaction consisted of approximately $350.0 million in cash, 5,234,086 shares of Royal Gold common stock (valued at $230.4 million on the date of acquisition) and 1,806,649 exchangeable shares of

    RG Exchangeco (valued at $79.5 million on the date of acquisition) that are exchangeable at any time into shares of our common stock on a one-for-one basis ("Exchangeable Shares");

  (4)
  In June 2010, we sold 5,980,000 shares of our common stock, at a price of $48.50 per share, resulting in net proceeds to us of approximately $276.2 million; and

  (5)
  We increased our calendar year dividend to $0.36 per basic share, which is paid in quarterly installments throughout calendar year 2010. This represents a 12.5% increase compared with the dividend paid during calendar year 2009.

Certain Definitions

        Additional Mineralized Material:    Additional mineralized material is that part of a mineral system that has potential economic significance but cannot be included in the proven and probable ore reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based upon such work have been resolved. The Securities and Exchange Commission (the "SEC") does not recognize this term. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

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

        Net Profits Interest (NPI):    A defined percentage of the gross revenue from a resource extraction operation, after recovery of certain contract-defined pre-production costs, and after deduction of certain contract-defined mining, milling, processing, transportation, administrative, marketing and other costs.

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

Our Producing Royalty Interests

        Our producing royalty interests on mines that were in production and generated revenue for the Company during all or part of fiscal year 2010 are shown in the following table. The number of properties listed here as production stage could change periodically due to developments at the properties. Please see Item 2, Properties, of this report for further discussion of our principal producing royalty interests.

Mine	Location	Operator	Royalty (Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick Gold Corporation ("Barrick")	GSR1:	0.40%-5.0% sliding-scale GSR
			GSR2:	0.40%-5.0% sliding-scale GSR
			GSR3:	0.71% GSR
			NVR1:	0.39% NVR
Robinson	Nevada, USA	QuadraFNX Mining Ltd. ("Quadra")	3.0% NSR (copper, gold, silver, molybdenum)
Leeville	Nevada, USA	Newmont Mining Corporation ("Newmont")	1.8% NSR
Goldstrike	Nevada, USA	Barrick	0.9% NSR
Bald Mountain	Nevada, USA	Barrick	1.75%-3.5% sliding-scale NSR
Twin Creeks	Nevada, USA	Newmont	2.0% GPR
Wharf	South Dakota, USA	Goldcorp Inc. ("Goldcorp")	0.0%-2.0% sliding-scale NSR
Skyline(1)	Utah, USA	Arch Coal, Inc.	1.41% GOR
Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd. ("Minefinders")	3.25% NSR; 2.0% NSR (silver)
El Chanate(2)	Sonora, Mexico	Capital Gold Corporation	2.0%-4.0% sliding-scale NSR
Mulatos(3)	Sonora, Mexico	Alamos Gold, Inc. ("Alamos")	1.0%-5.0% sliding-scale NSR
Peñasquito(4)	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead, zinc)
Las Cruces(1)	Andalucía, Spain	Inmet Mining ("Inmet")	1.5% NSR (copper)
Taparko(5)	Namantenga, Burkina Faso	High River Gold Mines Ltd. ("High River")	15% GSR (TB-GSR1); 0%-10% sliding-scale GSR (TB-GSR2)
Inata(1)	Soum, Burkina Faso	Avocet Mining PLC	2.5% NSR
Siguiri(6)	Kankan, Guinea	AngloGold Ashanti Limited	0.0%-1.875% sliding-scale NSR
Martha	Santa Cruz Province, Argentina	Coeur d'Alene Mines Corporation	2.0% NSR (gold and silver)
Don Mario	Chiquitos Province, Bolivia	Orvana Minerals Corp.	3.0% NSR

Mine	Location	Operator	Royalty (Gold unless otherwise stated)
Andacollo(7)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo ("CDA")	75% of gold produced
El Toqui	Region XI, Chile	Breakwater Resources	1.0%-3.0% sliding-scale NSR (gold, lead and zinc)
Voisey's Bay(1)	Labrador, Canada	Vale Ltd. ("Vale")	2.7% NSR (nickel, copper, cobalt)
Williams	Ontario, Canada	Barrick	0.97% NSR
Allan	Saskatchewan, Canada	Potash Corporation of Saskatchewan	$0.36-$1.44 per ton sliding-scale; $0.25 per ton (potash)
El Limon	El Limon, Nicaragua	B2Gold Corp. (95%) and Inversiones Mineras S.A. (5%)	3.0% NSR
Balcooma	Queensland, Australia	Kagara Ltd.	1.5% NSR (gold, silver, lead, copper and zinc)
Gwalia Deeps(1)	Western Australia, Australia	St. Barbara Limited ("St. Barbara)	1.5% NSR
Mt. Goode (Cosmos South)	Western Australia, Australia	Xstrata PLC	1.5% NSR (nickel)
South Laverton(1)	Western Australia, Australia	Saracen Mineral Holdings Limited	1.5% NSR
Southern Cross(1)	Western Australia, Australia	St. Barbara	1.5% NSR

(1)
Royalty acquired as part of the IRC transaction as discussed within Item 7, MD&A, of this report. Three oil and gas royalty interests, not shown here, were also acquired as part of the IRC transaction.

(2)
Royalty is capped once payments of approximately $17.0 million have been received. As of June 30, 2010, approximately $12.4 million remains under the cap.

(3)
Royalty is capped at 2.0 million gold ounces of production. Approximately 581,000 cumulative ounces of gold have been produced as of June 30, 2010.

(4)
The Peñasquito project consists of oxide and sulfide ores, each processed by different methods. The sulfide portion began production during the fourth quarter of calendar 2009.

(5)
TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35.0 million have been made to Royal Gold, whichever occurs first. TB-GSR2 will remain in effect until the termination of TB-GSR1. As of June 30, 2010, we have recognized approximately $30.6 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of 202,000 ounces of gold. Management expects the dollar cap could be reached during the third quarter of calendar year 2010.

(6)
Royalty is subject to a dollar cap of approximately $12.0 million. As of June 30, 2010, approximately $1.8 million remains under the cap. Management expects the cap could be reached sometime during the last half of calendar 2010.

(7)
Production at Andacollo began during the second quarter of calendar 2010. The royalty is 75% of the gold produced from the sulfide portion of the deposit until 910,000 payable ounces have been sold and 50% of the gold produced in excess of 910,000 payable gold ounces.

Our Development Stage Royalty Interests

        We own royalty interests that are currently in development stage. We categorize development stage royalties as properties that are not yet in production or not yet generating revenue for the Company. Please see Item 2, Properties, of this report for further discussion on our principal development stage royalty interests.

        The following royalty interests are currently in development stage because they have not yet provided revenue to the Company. These royalties are associated with properties currently in production.

Mine	Location	Operator	Royalty (Gold unless otherwise stated)
Marigold(1)	Nevada, USA	Goldcorp	2.0% NSR
Troy(2)	Montana, USA	Revett Minerals, Inc.	3.0% GSR (silver and copper)
Taparko	Burkina Faso, West Africa	High River	2.0% GSR (TB-GSR3); 0.75% milling royalty (TB-MR1)
Avebury(3)	Tasmania, Australia	Minerals and Metals Group	2% NSR (nickel)
Koolanooka	Western Australia, Australia	Sinosteel Midwest Corporation Ltd.	AUD$0.25 per ton (iron ore fines)
Meekatharra(3) (Yaloginda)	Western Australia, Australia	Mercator Gold PLC	0.45% NSR
Reedy's Burnakura(4)	Western Australia, Australia	Jinka Metals Ltd.	1.5%-2.5% NSR

(1)
Our royalty interest on the Marigold mine covers the majority of six sections of land, containing a number of open pits, but does not cover the current mining in the Basalt/Antler area. Approximately 45% of the current Marigold reserves are covered by this royalty.

(2)
Royalty became effective July 1, 2010.

(3)
Royalty acquired as part of the IRC transaction, as discussed below within Item 7, MD&A, of this report.

(4)
Royalty becomes payable after 300,000 gold ounces have been produced from the property. After an additional 75,000 gold ounces have been produced from the property, the royalty rate increases from a 1.5% NSR to a 2.5% NSR.

        The following royalty interests are currently in development stage because the properties are being developed by their operators but are not yet in production.

Mine	Location	Operator	Royalty (Gold unless otherwise stated)
Soledad Mountain(1)	California, USA	Golden Queen Mining Co. Ltd.	3.0% NSR (gold and silver)
Gold Hill(2)	Nevada, USA	Kinross Gold Corporation (50%), Barrick (50%)	1.0% to 2.0% sliding-scale NSR and 0.9% NSR (MACE claims)
Relief Canyon	Nevada, USA	Firstgold Incorporated	3.0% NSR and 1.0% NSR
Pascua-Lama(2,3)	Region III, Chile	Barrick	0.67% to 4.48% sliding-scale NSR and 1.05% fixed rate royalty (copper)
Bundarra(1)	Western Australia, Australia	Terrain Minerals Ltd.	1.5% NSR
Meekatharra(2) (Paddy's Flat)	Western Australia, Australia	Mercator Gold	A$10.00 per gold ounce produced and 1.5% NSR
Tarmoola(1)	Western Australia, Australia	St. Barbara	1.5% NSR
Schaft Creek(1)	British Columbia, Canada	Copper Fox Metals Inc.	3.5% NPI (gold, silver, copper, molybdenum)
Pine Cove	Newfoundland, Canada	New Island Resources Inc. (70%), Anaconda Mining Inc. (30%)	7.5% NPI
Rambler North	Newfoundland, Canada	Rambler Metals and Mining PLC	1.0% NSR
Holt(4)	Ontario, Canada	St Andrew Goldfields Ltd. ("St Andrew")	0.00013 × quarterly average gold price
Caber(1)	Quebec, Canada	Breakwater Resources Ltd.	1.0% NSR (copper, zinc)
Canadian Malartic(5)	Quebec, Canada	Osisko Mining Corporation ("Osisko")	2.0% to 3.0% sliding-scale NSR
Wolverine(1)	Yukon, Canada	Yukon Zinc Corporation ("Yukon Zinc")	0.00% to 9.45% sliding-scale NSR (gold and silver)
Lluvia deOro(6)	Sonora, Mexico	NWM Mining Corp.	4.0% NSR
Tambor(1)	South-Central, Guatemala	Radius Gold Inc.	4.0% NSR

(1)
Royalty acquired as part of the IRC Transaction, as discussed below within Item 7, MD&A, of this report.

(2)
A portion of the royalty was acquired as part of the IRC Transaction, as discussed below within Item 7, MD&A, of this report.

(3)
See "Recent Developments, Business Developments" within Item 7, MD&A, of this report for a further discussion on recent developments at Pascua-Lama.

(4)
See "Recent Developments, Property Developments" within Item 7, MD&A, of this report for a further discussion on recent developments at Holt.

(5)
The royalty is subject to a buy-down right for $1.0 to $1.5 million. If the buy-down right is exercised by Osisko, the sliding-scale NRS would be reduced to range between 1.0% and 1.5%.

(6)
The various parties claiming interest in the mining concessions subject to this royalty have disputed any royalty obligation.

Our Exploration Stage Royalty Interests

        We own royalty interests on over 130 exploration stage projects on six continents. None of our exploration stage projects contain proven and probable reserves as of December 31, 2009, as determined by the owner or operator of such projects.

Our Operational Information

Financial Information about Geographic Areas

        Royal Gold's royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table. Please refer to Item 2, Properties, for further discussion of our principal royalty interests on producing mineral properties.

	Royalty Revenue			Royalty Interests in Mineral Property, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2010	2009	2008	2010	2009	2008
United States	40%	56%	79%	5%	13%	18%
Africa(1)	29%	21%	11%	2%	8%	12%
Mexico	15%	15%	4%	13%	45%	55%
Australia	5%	2%	—	6%	6%	—
Canada	4%	2%	1%	27%	19%	1%
Chile	4%	1%	—	42%	6%	7%
Other	3%	3%	5%	5%	3%	7%

(1)
Consists of royalties on properties in Burkina Faso and Guinea.

        Our financial results are primarily tied to the price of gold, silver, copper and other metals, as well as production from our producing royalty interests. For the fiscal years ended June 30, 2010, 2009 and 2008, gold, silver and copper price averages and percentage of royalty revenues by metal were as follows:

	Fiscal Year Ended
	June 30, 2010		June 30, 2009		June 30, 2008
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,089	81%	$874	84%	$821	74%
Silver ($/ounce)	$16.85	3%	$12.91	3%	$15.40	3%
Copper ($/pound)	$3.03	9%	$2.25	11%	$3.53	23%
Other	N/A	7%	N/A	2%	N/A	0%

        Our financial results are discussed in further detail within Part II, Item 7, MD&A, and within our audited consolidated financial statements which are included in Part II, Item 8, Financial Statements and Supplementary Data. The risks associated with the operations of our royalty interests in various geographic regions are discussed in Item 1A, Risk Factors.

Competition

        The mining industry in general and the royalty segment in particular are competitive. We compete with other royalty companies, mine operators and financial buyers in efforts to acquire existing royalties and with the lenders and investors providing debt and equity financing to operators of mineral properties in our efforts to create new royalties. Many of our competitors in the lending and mining business are larger than we are and have greater resources and access to capital than we have. Key competitive factors in the royalty acquisition and financing business include price, structure and access to capital.

Regulation

        Like all mining operations, the operators of the mines that are subject to our royalties must comply with environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the National Environmental Policy Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Clean Air Act; the Clean Water Act; the Hazardous Materials Transportation Act; and the Toxic Substances Control Act. Mines located on public lands in the United States are subject to the General Mining Law of 1872 and are subject to comprehensive regulation by either the United States Bureau of Land Management (an agency of the United States Department of the Interior) or the United States Forest Service (an agency of the United States Department of Agriculture). The mines also are subject to regulations of the United States Environmental Protection Agency ("EPA"), the United States Mine Safety and Health Administration and similar state and local agencies. Operators of mines that are subject to our royalties in other countries are obligated to comply with similar laws and regulations in those jurisdictions. Although we are not responsible as a royalty owner for ensuring compliance with these laws and regulations, failure by the operators of the mines on which we have royalties to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators which could reduce or eliminate production from the mines and thereby reduce or eliminate the royalties we receive and negatively affect our financial condition.

Corporate Information

        We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202; our telephone number is (303) 573-1660.

Available Information

        Royal Gold maintains an internet website at www.royalgold.com. Royal Gold makes available, free of charge, through the Investor Relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with the SEC. Our SEC filings are available from the SEC's internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. The charters of Royal Gold's key committees of the Board of Directors and Royal Gold's Code of Business Conduct and Ethics are also available on the Company's website. Any of the foregoing information is available in print to any stockholder who requests it by contacting Royal Gold's Investor Relations Department at (303) 573-1660.

Company Personnel

        We currently have 20 employees, all of whom are located in Denver, Colorado. Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.

        We also retain independent contractors to provide consulting services, relating primarily to geologic and geophysical interpretations and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of our business.

ITEM 1A.    RISK FACTORS

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

        Our strategy of having others operate properties on which we retain a royalty or other passive interest puts us generally at risk for the decisions of others regarding all operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters and temporary or permanent suspension of operations, among others. These decisions are likely to be motivated by the best interests of the operator rather than to maximize royalties. Although we attempt to secure contractual rights, such as audit or access rights, when we create new royalties that will permit us to protect our interests, there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in achieving timely or favorable results or in affecting the operation of the properties in which we have royalty interests in ways that would be beneficial to our stockholders.

Volatility in gold, silver, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues. Certain of our royalty contracts have features that may amplify the negative effects of a drop in commodity prices.

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

        Furthermore, if the market price of gold, copper or certain other metals should drop, then our royalty revenues would also drop. Our sliding-scale royalties, such as those at Cortez, Taparko, Mulatos and other properties, amplify this effect. When the gold price falls below a certain mark in a sliding-

scale royalty, we receive a lower royalty rate on production. In addition, certain royalty agreements, such as our royalty agreement for the Robinson mine and the Peñasquito mine are based on the operator's concentrate sales to smelters, which include price adjustments between the operator and the smelter based on commodity prices at a later date, three to four months in the case of Robinson. In such cases, our royalty payments from the operator include a component of these later adjustments, which can result in decreased royalty revenue in later periods if commodity prices have fallen.

        Volatility in gold, silver and copper prices is demonstrated by the annual high and low prices for those metals from selected years during the past decade. High and low gold prices per ounce, based on the London Bullion Market Association P.M. fix, have ranged from $293 to $256 in 2001, from $537 to $411 in 2005, from $1212 to $810 in 2009, and from $1,261 to $1,058 year to date. High and low silver prices per ounce, based on the London Bullion Market Association P.M. fix, have ranged from $4.82 to $4.07 in 2001, from $9.23 to $6.39 in 2005, from $19.18 to $10.51 in 2009, and from $19.64 to $15.14 year to date. High and low cooper prices per pound, based on the London Metal Exchange cash settlement price for copper Grade A, have ranged from $0.81 to $0.62 in 2001, from $2.08 to $1.44 in 2005, from $3.33 to $1.38 in 2009, and from $3.61 to $2.76 year to date.

Our revenues are subject to operational and other risks faced by operators of our mining properties.

        Although we are not required to pay capital costs or operating costs, our financial results are indirectly subject to hazards and risks normally associated with developing and operating mining properties where we hold royalty interests. These risks include:

  •
  insufficient ore reserves;

  •
  fluctuations in production costs incurred by operators or third parties that may make mining of ore uneconomical or impact the amount of reserves;

  •
  declines in the price of gold and other metals;

  •
  mine operating and ore processing facility problems;

  •
  economic downturns and operators' insufficient financing;

  •
  significant environmental and other regulatory permitting requirements and restrictions and any changes thereto;

  •
  challenges by non-mining interests to existing permits and mining rights, and to applications for permits and mining rights;

  •
  community unrest, labor disputes or work stoppages at mines;

  •
  geological problems;

  •
  pit wall or tailings dam failures or any underground stability issues;

  •
  natural catastrophes such as floods or earthquakes;

  •
  the risk of injury to persons, property or the environment; and

  •
  uncertain foreign political and economic environments.

        Operating cost increases can have a negative effect on the value of and income from our royalty interests by potentially causing an operator to curtail, delay or close operations at a mine site.

Acquired royalty interests, particularly on development stage properties, are subject to the risk that they may not produce anticipated royalty revenues.

        The royalty interests we acquire may not produce the anticipated royalty revenues. Royalty interests acquired on development stage properties are particularly sensitive to this risk. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments, particularly with respect to acquisitions of royalties on development stage properties. If the operator does not bring the property into production and operate in accordance with feasibility studies, technical or reserve reports or other plans, then acquired royalty interests may not yield sufficient royalty revenues to be profitable. Furthermore, operators of development stage properties must obtain all necessary environmental permits and access to water, power and other raw materials needed for operations in order to begin production, and there can be no assurance operators will be able to do so. Pascua-Lama in Chile, the Canadian Malartic, Holt and Wolverine mining projects in Canada, are among our principal development stage royalty acquisitions to date. The failure of any of these projects to produce anticipated royalty revenues may materially and adversely affect our financial condition and results of operations.

We depend on our operators for the calculation of royalty payments. We may not be able to detect errors amd payment calculations may call for retroactive adjustments.

        Our royalty payments are calculated by the operators of the properties on which we have royalties based on their reported production. Each operator's calculation of our royalty payments is subject to and dependent upon the adequacy and accuracy of its production and accounting functions, and errors may occur from time to time in the calculations made by an operator. For example, the complex nature of mining and ownership of mining interests can result in errors regarding allocation of production, such as those that occurred in connection with our restatement of our consolidated financial statements for fiscal 2008. Certain royalty agreements require the operators to provide us with production and operating information that may, depending on the completeness and accuracy of such information, enable us to detect errors in the calculation of royalty payments that we receive. We do not, however, have the contractual right to receive production information for all of our royalty interests. As a result, our ability to detect royalty payment errors through our royalty monitoring program and its associated internal controls and procedures is limited, and the possibility exists that we will need to make retroactive royalty revenue adjustments. Some of our royalty contracts provide us the right to audit the operational calculations and production data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue and may require us to adjust our royalty revenue in later periods.

If the current global financial conditions and challenging credit markets are prolonged, it may affect the ability of the operators of the properties on which we have royalties to meet liquidity needs or operate profitably, which in turn could have material adverse effects on the value of and revenue from our royalty interests. In addition, current global financial conditions may adversely affect our ability to obtain financing for additional royalty acquisitions.

        Current global financial conditions have been subject to increased volatility and uncertainty. The development and operation of mines is very capital intensive, and if the operators of the properties on which we have royalties do not have, in light of prevailing economic conditions, the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, the operator may curtail, delay or cease development of or operations at a mine site. Many of our principal royalty interests are on development stage properties that require very significant capital to bring the properties into production and our revenues would be materially adversely affected if operators are unable to continue developing or operating a mine in accordance with their expectations due to insufficient financing or if any of the operators enter into bankruptcy or liquidation, or undergo a change of control. If any of the operators of the properties on which we have royalties suffer these material adverse effects, then our royalty interests and the value of and revenue from our royalty interests may be materially adversely affected. In addition, if we are unable to obtain debt or equity financing, our ability to acquire additional assets would be adversely affected.

We received significant revenue from royalties on five properties and adverse developments at those properties, as well as depleting resources, could adversely affect our revenue.

        Approximately 64% of our revenues were derived from our royalty interests at Taparko, Cortez, Robinson, Leeville and Mulatos in fiscal years 2010 and 2009. We expect that these royalties will continue to be significant contributors to our revenue in future periods. Adverse developments affecting the operation of those properties, including unusual and unexpected geophysical conditions, previously unknown historic underground workings and other matters adversely affecting mining, milling and processing operations, could have a material adverse effect on our revenue from those properties and our results of operations.

        As mines on which we have royalties mature, we can expect overall declines in production over the years unless operators are able to replace reserves that are mined through mine expansion or successful new exploration. There can be no assurance that the operators of Cortez or our other properties will be able to maintain or increase production or replace reserves as they are mined.

Certain of our royalty interests are subject to payment or production caps or rights in favor of the operator or third parties that could reduce the revenues generated from the royalty assets.

        Some royalty interests are subject to limitations, such that the royalty will extinguish after threshold production is achieved or royalty payments at stated thresholds are made. For example, two of our four royalties at Taparko will terminate once we have received an aggregate of $35 million in revenue from TB-GSR1. We expect that the $35 million payment threshold could be achieved during the first quarter of fiscal year 2011. When the threshold amount is paid, TB-GSR1 and TB-GSR2 will expire and be replaced by TB-GSR3, an ongoing 2% GSR, which will significantly reduce our Taparko revenue. We also expect that the payment cap on our royalty at Siguiri could be reached in the second quarter of fiscal year 2011, at which time we will no longer receive any royalty from Siguiri. Furthermore, other of our royalty agreements contain rights that favor the operator or third parties. Osisko, the operator of Canadian Malartic, one of our principal development properties, has a buy-down right that, if exercised, would reduce our royalty interest. Also, certain individuals from whom we purchased portions of our royalty interest at Pascua-Lama, another of our principal development properties, are entitled to one-time payments if the price of gold exceeds certain thresholds. If any of these thresholds are met or rights are exercised, our future royalty revenue could be reduced.

We may enter into acquisitions or other material royalty transactions at any time.

        We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalty assets or similar interests through the financing of mining projects or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest, obtaining or providing debt commitments for acquisition financing, participation in discussions regarding serving as a financing source in connection with royalty acquisitions, and involvement as a bidder in competitive auctions. Any such acquisition could be material to us and could significantly increase the size and scope of our business. In such event, we could issue substantial amounts of common stock or incur substantial additional indebtedness to fund the acquisition.

Issuances of common stock would dilute the ownership of our existing stockholders and could reduce some or all of our financial measures on a per share basis.

        In addition, we may consider opportunities to restructure our royalties where we believe such restructuring would provide a long-term benefit to the Company, though such restructuring may reduce near-term revenues. We could enter into one or more acquisition or restructuring transactions at any time.

We have incurred indebtedness in connection with our royalty acquisitions and could incur substantial additional indebtedness that could have adverse effects on our business.

        During the fiscal year 2010, the Company borrowed $255 million under its existing credit facilities. As a result of this indebtedness, we are required to use a portion of our cash flow to service the principal and interest on our debt. This limits the cash flow available to fund acquisitions and dividends and other general corporate purposes. In addition, we may incur substantial additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. If we were to incur substantial additional indebtedness, it may become difficult for us to satisfy our debt obligations, increase our vulnerability to general adverse economic and industry conditions or require us to dedicate a substantial portion of our cash flow from operations and proceeds of any equity issuances to payments on our indebtedness, any of which results may place us at a competitive disadvantage to our competitors that have less debt or have other adverse effects upon us.

We may be unable to successfully acquire additional royalty and other similar interests.

        Our future success largely depends upon our ability to acquire royalty interests at appropriate valuations, including through corporate acquisitions, to replace depleting reserves and to diversify our royalty portfolio. We anticipate that most of our revenues will be derived from royalty and other similar interests that we acquire or finance, rather than through exploration of properties. There can be no assurance that we will be able to identify and complete the acquisition of such royalty interests, or businesses that own desired royalty interests, at reasonable prices or on favorable terms. In addition, we face competition in the acquisition of royalty and other similar interests. If we are unable to successfully acquire additional royalties or other similar interests, the reserves subject to our royalties will decline as the producing properties on which we have royalties are mined or payment or production caps on certain of our royalties are met. We may also experience negative reactions from the financial markets or operators of properties on which we seek royalties and other similar interests if we are unable to successfully complete acquisitions of royalty interests or businesses that own desired royalty interests. Each of these factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

        On July 15, 2010, we entered into a letter agreement pursuant to which we agreed to acquire 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia from Thompson Creek Metals Company Inc. or its affiliate ("Thompson Creek") concurrent with the closing of Thompson Creek's proposed acquisition of Terrane Metals Corp. ("Terrane"). There can be no assurance that Thompson Creek's proposed acquisition of Terrane will be successful, and therefore, there can be no assurance that we will be successful in acquiring 25% of the payable gold produced from the Mt. Milligan project.

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

        There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control and the control of the operators of mineral properties on which we have royalty interests. Reserve estimates on our royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information. The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause a revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralized material containing relatively lower grades of ore uneconomical to exploit. Changes in operating costs and other factors including geotechnical characteristics and metallurgical recovery, may materially and adversely affect reserves. Finally, it is important to note that our royalties give us interests in only a portion of the production from the operators' aggregate reserves, and those interests vary widely based on the individual royalty documents.

Our disclosure controls and internal control over our financial reporting are subject to inherent limitations.

        Management has concluded that as of the period ended June 30, 2010, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations that are beyond our control, including, but not limited to, our dependence on operators for the calculations of royalty payments as discussed in the above risk factor. There is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements, as we did in fiscal year 2008. This could, in turn, adversely affect the trading price of our common stock and there is a risk that repeated restatements could result in an investigation by the SEC.

Royalty interests are subject to title and other defects and contest by operators of mining projects and holders of mining rights, and these risks may be hard to identify in acquisition transactions.

        We sometimes acquire portfolios of royalty interests. For example, we acquired 80 royalty interests when we acquired IRC. While Royal Gold seeks to confirm the existence, validity, enforceability and geographic extent of the royalties it acquires, there can be no assurance that disputes over these and other matters will not arise. Royalty interests in mining projects or properties generally are subject to uncertainties and complexities arising from the application of contract and property laws governing private parties and/or local or national governments in the jurisdiction where mining projects are located. For example, the validity of unpatented mining claims, which constitute a significant portion of the properties on which we hold royalties in the United States, is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are held by absolute title to the land (known legally as "fee simple" ownership). Furthermore, royalties in many jurisdictions are contractual in nature, rather than interests in land, and therefore are subject to change of control, bankruptcy or insolvency of operators, and to challenges of various kinds brought by operators or third parties. We do not usually have the protection of security interests over property that we could liquidate to recover all or some part of our investment in the royalty. Disputes could also arise challenging, among other things, the existence or geographic extent of the royalty, third party claims to the same royalty asset or to the property on which we have a royalty, various rights of the operator or third parties in or to the royalty, methods for calculating the royalty, production and other thresholds and caps applicable to royalty payments, the obligation of an operator to make royalty payments, and various defects in the royalty agreement itself. Unknown defects in the royalties we acquire may prevent us from realizing the anticipated benefits from the acquisition, and could materially adversely affect our revenue and results of operations.

Changes in federal and state legislation could decrease our royalty revenues.

        A number of the properties on which we have royalties are located on U.S. federal lands that are subject to federal mining and other public land laws. Changes in federal or state laws or the regulations promulgated under them could affect mine development and expansion, significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, increase the cost of holding mining claims or impose additional taxes on mining operations, all of which could adversely affect our royalty revenue from such properties. In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872 (the "General Mining Law"), which governs the creation, maintenance and possession of mining claims and related activities on federal public lands in the United States. Four such proposals are currently pending. Bills H.R. 699 and S. 140 were introduced in the Congress in January 2009 and S. 796 and H.R. 3201 were introduced in April and July, 2009, respectively. Provisions in these proposed bills, if enacted, would impose royalties payable to the government on production, increase land holding fees, impose federal reclamation fees, impose additional environmental operating standards and afford greater public involvement and regulatory discretion in the mine permitting process. If enacted, legislation such as H.R. 699, S. 140, S. 796 and H.R. 3201 could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations on federal lands, perhaps materially and adversely affecting mine operators and, therefore, our royalty revenue. By way of example, if a royalty, assessment, production tax, or other levy imposed on and measured by production is charged to the operator at Cortez, which is largely located on U.S. federal lands, the amount of that charge would be deducted from gross proceeds for calculation of our GSR1, GSR2 and GSR3 royalties, which would reduce our royalty revenues from these royalty interests.

Foreign operations and operation by foreign operators are subject to many risks.

        We derived approximately 60% of our revenues from foreign sources during fiscal 2010, compared to 44% in fiscal 2009. Our principal producing royalties on properties outside of the United States are located in Australia, Burkina Faso, Canada, Mexico and Spain. We currently have interests in mines and projects outside of the United States in Argentina, Australia, Bolivia, Brazil, Burkina Faso, Canada, Chile, Colombia, Dominican Republic, Finland, Ghana, Guatemala, Honduras, Mexico, Nicaragua, Peru, the Republic of Guinea, Russia, Spain and Tunisia. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, such things as volatile exchange controls and currency fluctuations, inflation, limitations on repatriation of earnings, foreign taxation, enforcement of unfamiliar or uncertain foreign real estate, contract and environmental laws, expropriation or nationalization of property, labor practices and disputes, changes in legislation that could substantially increase the cost of mining operations, war, civil unrest and uncertain political and economic environments. Recently proposed tax legislation in Australia, Chile and other foreign jurisdictions could impose large tax obligations on operators that could materially adversely affect the feasibility of new mine development and the profitability of existing mining operations. In addition, many of our operators are organized outside of the United States. Our royalty interests may be subject to the application of foreign laws to our operators, and their stockholders, including laws relating to foreign ownership structures, corporate transactions, creditors' rights, bankruptcy and liquidation. Foreign operations also could be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

The mining industry is subject to significant environmental risks.

        Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and generally are becoming more restrictive and costly. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials, particularly water, needed for operations. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access water or other raw materials necessary to operate a mine, our royalty revenues could be reduced, delayed, or eliminated. These risks are most salient with regard to our development stage royalty properties where permitting may not be complete and where new legislation and regulation can lead to delays, interruptions and significant unexpected cost burdens for mine operators. For example, legislation is pending in Argentina which, if enacted, could stop or curtail mining activities on or near the country's glaciers. We have royalty interests on the Chilean side of the Pascua-Lama Project, which straddles the border between Chile and Argentina, and the new legislation in Argentina, if passed, could affect the feasibility, design, development and operation of the Pascua-Lama Project. Further, to the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition, results of operations and cash flows.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs to the operators of the properties on which we have royalties.

        A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. The December 1997 Kyoto Protocol, which ends in 2012, established a set of greenhouse gas emission targets for countries that have ratified the Protocol, which include Canada, Ghana, Australia and Peru. Furthermore, the U.S. Congress and several states have initiated legislation regarding climate change that will affect energy prices and demand for carbon intensive products. Additionally, the Australian Government may potentially reintroduce a national emissions trading scheme and mandatory renewable energy targets. Legislation and increased regulation regarding climate change could impose significant costs on the operators of the properties on which we have royalties, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. If an operator of a property on which we have royalty interests is forced to incur significant costs to comply with climate change regulation or becomes subject to environmental restrictions that limit its ability to continue or expand operations, our royalty revenues from that property could be reduced, delayed, or eliminated.

We depend on the services of our President and Chief Executive Officer and other key employees and on the participation of our Chairman.

        We believe that our success depends on the continued service of our key executive management personnel. Currently, Tony Jensen is serving as our President and Chief Executive Officer. Mr. Jensen's extensive commercial experience, mine operations background and industry contacts give us an important competitive advantage. Furthermore, our Chairman, Stanley Dempsey, who served as our Executive Chairman until his retirement in January 2009, remains closely involved with us. Mr. Dempsey's knowledge of the royalty business and long-standing relationship with the mining industry are important to our success. The loss of the services of Mr. Jensen or other key employees could jeopardize our ability to maintain our competitive position in the industry. We currently do not have key person life insurance for any of our officers or directors.

Risks Related to Our Common Stock

Our stock price may continue to be volatile and could decline.

        The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the NASDAQ Global Select Market were $35.42 and $23.85 for the fiscal year ended June 30, 2008, $49.81 and $22.75 for the fiscal year ended June 30, 2009 and $55.96 and $37.35 for the fiscal year ended June 30, 2010. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

  •
  market prices of gold and other metals;

  •
  interest rates;

  •
  expectations regarding inflation;

  •
  ability of operators to produce precious metals and develop new reserves;

  •
  currency values;

  •
  credit market conditions;

  •
  general stock market conditions; and

  •
  global and regional political and economic conditions.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce some or all of our financial measures on a per share basis, reduce the trading price of our common stock or impede our ability to raise future capital.

        We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. To the extent we issue additional equity securities, the ownership of our existing stockholders would be diluted and some or all of our financial measures on a per share basis could be reduced. In addition, the shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could decline if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could also impair our ability to raise capital through the sale of additional common stock in the capital markets.

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

  •
  provide for three classes of directors serving staggered, three-year terms; and

  •
  require certain advanced notice of information relating to stockholder nominations and proposals.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own or operate the properties in which we have royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material. Reserves are summarized below in this report in Item 2, Properties, Reserve Information. Our rights to information from the operators under our royalty agreements vary by royalty and by operator and we may not be entitled to information regarding certain properties. We do not participate in the preparation or calculation of the operators' estimates, production reports or reserve calculations and have not independently assessed or verified the accuracy of such information.

        There is more information available to the public regarding certain properties in which we have royalties, including reports filed with the SEC or with the Canadian securities regulatory agencies available at www.sec.gov or www.sedar.com, respectively. For risks to our business associated with operations of mining properties by third parties see generally the risks described under Part I, Item 1A, Risk Factors. For risks associated with the operators' reserve estimates, please see Part I, Item 1A, Risk

Factors, Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision, of this report for further detail.

        The description of our principal royalties set forth in this Item 2, Properties, includes the location, operator, reserves and our royalty rate and interests. The descriptions do not include material current developments at each property. Material current developments announced by the operators are discussed in Item 7, MD&A, of this report.

Principal Royalties on Producing Properties

        Recent activities and further information for each of the principal producing properties in which we have a royalty interest are described in the following pages. The Company considers both historical and future potential revenues in determining which royalties in our portfolio are principal to our business. Estimated future potential royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalties are no longer principal to our business. Reserves for all of our producing properties are summarized in this report in Item 2, Properties, Reserve Information. As of June 30, 2010, the Company considers the properties discussed below principal to our business.

Andacollo (Region IV, Chile)

        We own a royalty on all gold produced from the sulfide portion of the Andacollo copper and gold deposit. The Andacollo Royalty equals 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold.

        Andacollo is an open-pit copper mine located in central Chile, Region IV in the Coquimbo Province and is operated by a subsidiary of Teck Resources Limited ("Teck"). Andacollo is located in the foothills of the Andes Mountains approximately 1.5 miles southwest of the town of Andacollo. The provincial capital of La Serena and the coastal city of Coquimbo are approximately 34 miles northeast of the Andacollo project by road and Santiago is approximately 215 miles south by air. Access to the mine is provided by taking Route 43 (R-43) south from La Serena to El Peñon. From El Peñon, D-51 is followed east and eventually curving to the south to Andacollo. Both R-43 and D-51 are paved roads.

        As of December 31, 2009, Teck estimated that at a $500 per ounce gold price, proven and probable reserves were 437.2 million tons, at an average grade of 0.004 ounces per ton containing 1.631 million ounces of gold.

        Please refer to Item 7, MD&A, of this report for further discussion on the Andacollo Royalty.

        The following aerial photo depicts the area subject to our royalty interest at Andacollo:

Voisey's Bay (Labrador, Canada)

        As a result of the IRC Transaction, we own an effective 2.7% NSR royalty on the Voisey's Bay nickel-copper-cobalt mine located in Newfoundland and Labrador, Canada and operated by Vale. The Company owns 90% of a 3.0% NSR (or 2.7%) while a non-controlling interest owns the remainder. The Voisey's Bay project is located on the northeast coast of Labrador, on a peninsula bordered to the north by Anaktalak Bay and to the south by Voisey's Bay. The nearest communities are Nain, approximately 20 miles northeast, and Natuashish, approximately 50 miles southeast. The property is 205 miles north of Happy Valley-Goose Bay, in south-central Labrador, and 560 miles north-northwest of St. John's, the capital of the Province. Access to the property is by helicopter, small aircraft or tracked vehicles during the winter.

        As of December 31, 2009, Vale reported that nickel, copper and cobalt reserves were 27.6 million tons, at an average grade of 2.71% nickel, 1.58% copper and 0.13% cobalt containing 1,493 million pounds of nickel, 873 million pounds of copper and 74 million pounds of cobalt. Reserves were calculated at $11.01 or less per pound of nickel, $2.91 or less per pound of copper, and $22.70 or less per pound of cobalt.

        Please refer to Item 7, MD&A, of this report for a further discussion on the IRC Transaction.

        The following aerial photo depicts the area subject to our royalty interest at Voisey's Bay:

Cortez (Nevada, USA)

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

        The royalty interests we hold at Cortez include:

  (a)
  Reserve Claims ("GSR1").    This is a sliding-scale GSR royalty for all products from an area originally known as the "Reserve Claims," which includes the majority of the Pipeline and South Pipeline deposits. As defined in our royalty agreement with Cortez, our GSR royalty applies to revenues attributed to products mined and removed, with no deduction for any costs paid by or charged to Cortez, except for deductions for refining and transportation of doré and Mining Law reform costs. Mining Law reform costs include all amounts paid by or charged to Cortez for any royalty, assessment, production tax or other levy imposed on and measured by production, to the extent that any such levy is hereafter imposed by the United States in connection with reform of the General Mining Law or otherwise. As defined, no such Mining Law reform costs are currently deducted since no such reform has occurred. The revenues attributed to Cortez are determined on a deemed market value basis of total production for each calendar quarter outturned to Cortez's account at the refiner. The GSR royalty rate on the Reserve Claims is tied to the gold price as shown in the table below and does not include indexing for inflation or deflation.

  (b)
  GAS Claims ("GSR2").    This is a sliding-scale GSR royalty for all products from an area outside of the Reserve Claims, originally known as the "GAS Claims," which encompasses approximately 50% of the GAP deposit and all of the Crossroads deposit. The GSR royalty rate on the GAS Claims, as shown in the table below, is tied to the gold price, without indexing for inflation or deflation, and applies to revenues attributed to products mined and removed, with no deduction of costs, except for refining and transportation of doré and Mining Law reform costs, if any. The GSR2 royalty applies to the mining claims that comprise the Crossroads deposit and approximately 50% of the GAP deposit.

  (c)
  Reserve and GAS Claims Fixed Royalty ("GSR3").    The GSR3 royalty is a fixed rate GSR royalty of 0.7125% and originally covered the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2. However, our GSR3interest does not cover the mining claims that comprise the undeveloped Crossroads deposit.

  (d)
  Net Value Royalty ("NVR1").    This is a fixed 1.25% NVR on production from the GAS Claims located on a portion of Cortez that excludes the Pipeline open pit. The Company owns 31.6% of the 1.25% NVR (or 0.39%) while limited partners (including certain directors of the Company) in the partnership, which is consolidated in our financial statements, own the remaining portion of the 1.25% NVR. This NVR1 royalty is calculated by deducting contract defined processing-related and associated capital costs, but not mining costs, from the revenue received by the operator for production from the area covered by the royalty. Our 0.39% portion of the NVR1 royalty does not cover the mining claims that comprise the undeveloped Crossroads deposit.

        We also own three other royalties in the Cortez area where there is currently no production and no reserves attributed to these royalty interests.

        The following shows the current sliding-scale GSR1 and GSR2 royalty rates under our royalty agreement with Cortez:

London P.M. Quarterly Average Price of Gold Per Ounce ($U.S.)	GSR1 and GSR2 Royalty Percentage
Below $210.00	0.40%
$210.00 - $229.99	0.50%
$230.00 - $249.99	0.75%
$250.00 - $269.99	1.30%
$270.00 - $309.99	2.25%
$310.00 - $329.99	2.60%
$330.00 - $349.99	3.00%
$350.00 - $369.99	3.40%
$370.00 - $389.99	3.75%
$390.00 - $409.99	4.00%
$410.00 - $429.99	4.25%
$430.00 - $449.99	4.50%
$450.00 - $469.99	4.75%
$470.00 - and above	5.00%

        Under certain circumstances we would be entitled to delayed production payments (i.e., payments not recoupable by Cortez) of $400,000 per year.

        Barrick estimated that at an $825 per ounce gold price, proven and probable reserves related to our royalty interests at Cortez includes 134.2 million tons of ore, at an average grade of 0.039 ounces per ton, containing approximately 5.244 million ounces of gold as of December 31, 2009.

        Please refer to Item 7, MD&A, of this report for further discussion of recent developments at Cortez.

        The following aerial photo depicts the area subject to our royalty interests at Cortez:

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

        TB-GSR1 will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever is earlier. TB-GSR2 will remain in effect until the termination of TB-GSR1. Production at the Taparko mine commenced during our first fiscal quarter of 2008. As of June 30, 2010, we have recognized royalty revenue associated with the TB-GSR1 royalty totaling $30.6 million, which is attributable to cumulative production of approximately 202,000 ounces of gold. Management estimates that, based on Taparko's last three quarters of production and its calendar 2010 production guidance, the $35 million cap associated with TB-GSR1 could be met during the third calendar quarter of 2010.

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

        In addition, we own a 0.75% milling fee royalty (TB-MR1) on all gold processed through the Taparko mine processing facilities that is mined from any area outside of the Taparko mine area, subject to a maximum of 1.1 million tons per year. There currently are no proven and probable reserves associated with TB-MR1, and this royalty is classified as an exploration stage royalty interest.

        As of December 31, 2009, High River estimated that at an $800 per ounce gold price, proven and probable reserves include 8.0 million tons of ore, at an average grade of 0.085 ounces per ton, containing 0.683 million ounces of gold. Management estimates that as of December 31, 2009, 0.132 million contained ounces will be depleted to reach the $35 million cap on TB-GSR1 royalty. Upon meeting the $35 million cap, the remaining 0.551 million contained ounces of estimated gold will be associated with the TB-GSR3 royalty once it becomes effective.

        Please refer to Item 7, MD&A, of this report for further discussion of recent developments at Taparko.

        The following aerial photo depicts the area subject to our royalty interests at the Taparko mine:

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

        As of December 31, 2009, Quadra informed us that the copper and gold reserves were 113.6 million tons, at an average grade of 0.006 ounces per ton of gold, containing 0.704 million ounces of gold and a copper grade of 0.53% containing 1,203 million pounds of copper. The reserves were calculated at $2.00 per pound of copper and $800 per ounce of gold. Silver and molybdenum reserves were not reported but are produced and sold as by-products.

        Please refer to Item 7, MD&A, of this report for further discussion of recent developments at Robinson.

        The following aerial photo depicts the area subject to our royalty interest at the Robinson mine:

Leeville (Nevada, USA)

        We own a carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville property, in Eureka County, Nevada. The Leeville Mining Complex is approximately 19 air miles northwest of Carlin, Nevada, and is operated by a subsidiary of Newmont. The property is accessed by driving north from Carlin on Nevada State Highway 766 for 19 miles and then on an improved gravel road for two miles.

        At Leeville, proven and probable reserves, at an $800 per ounce gold price, include 5.3 million tons of ore, at an average grade of 0.338 ounces per ton, containing 1.790 million ounces of gold as of December 31, 2009.

        The following aerial photo depicts the area subject to our royalty interest at Leeville:

Mulatos (Sonora, Mexico)

        We own a 1.0% to 5.0% sliding-scale NSR royalty on the Mulatos open pit mine in southeastern Sonora, Mexico. The Mulatos mine is located approximately 137 miles east of the city of Hermosillo and 186 miles south of the border with the United States and is operated by Alamos. Access to the mine from the city of Hermosillo can be made via private chartered flight or paved and gravel road.

        The Mulatos royalty is capped at 2.0 million gold ounces of production. As of June 30, 2010, approximately 581,000 cumulative ounces of gold have been produced.

        As of December 31, 2009, based upon a gold price of $800 per ounce, Alamos has reported proven and probable reserves of 67.9 million tons, at an average grade of 0.035 ounces per ton, containing 2.387 million ounces of gold.

        Please refer to Item 7, MD&A, of this report for further discussion of recent developments at Mulatos.

        The following aerial photo depicts the area subject to our royalty interest at the Mulatos mine:

Peñasquito (Zacatecas, Mexico)

        We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito project, located in the State of Zacatecas, Mexico, and operated by Goldcorp. The Peñasquito project is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The project, composed of two main deposits called Peñasco and Chile Colorado, hosts large silver, gold, zinc and lead reserves. The deposits contain both oxide and sulfide material. Access to the site is via either paved or cobbled roads west out of Concepcion del Oro nine miles to the town of Mazapil and then further approximately seven miles west from Mazapil.

        Goldcorp estimates that at a gold price of $825 per ounce and a silver price of $13 per ounce, proven and probable oxide reserves as of December 31, 2009 total 79.9 million tons of ore, at an average gold grade of 0.005 ounces per ton, containing 0.400 million ounces of gold, and at an average silver grade of 0.43 ounces per ton containing 34.5 million ounces of silver. Estimates for the sulfide reserves use the same gold and silver prices as the oxide reserve and include lead and zinc reserve estimates at a reserve price of $0.60 per pound for lead and $0.80 per pound for zinc. Proven and probable sulfide reserves as of December 31, 2009 include 1,261.9 million tons of ore, at an average gold grade of 0.014 ounces per ton, a silver grade of 0.82 ounces per ton, a lead grade of 0.29% and a zinc grade of 0.63% yielding contained metal of 17.420 million ounces of gold, 1,035.6 million ounces of silver, 7,211 million pounds of lead and 15,930 million pounds of zinc.

        Please refer to Item 7, MD&A, of this report for further discussion of recent developments at Peñasquito.

        The following aerial photo depicts the area subject to our royalty interest at Peñasquito:

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

        As of December 31, 2008, based upon a gold and silver price of $600 and $10 per ounce, respectively, Minefinders reported proven and probable gold reserves of 109.5 million tons, at an average gold grade of 0.022 ounces per ton, and an average silver grade of 1.16 ounces per ton, containing 2.444 million ounces of gold and 126.6 million ounces of silver. The Company did not receive updated reserve information as of December 31, 2009 from the operator.

        Please refer to Item 7, MD&A, of this report for further discussion of recent developments at Dolores.

        The following map depicts the area subject to our royalty interests at Dolores:

Las Cruces (Andalucía, Spain)

        As a result of the IRC Transaction, we own a 1.5% NSR royalty on the Las Cruces copper project located in Andalucía, Spain and operated by Inmet. The Las Cruces mine is located in the Sevilla Province of southern Spain, about 12 miles northwest of the Province capital city of Seville. Access to the site is by well-maintained paved roads.

        As of December 31, 2009, Inmet reported copper reserves of 18.2 million tons, at an average grade of 6.3% copper, containing 2,304 million pounds of copper. Reserves were calculated at $2.00 per pound of copper.

        Please refer to Item 7, MD&A, of this report for a further discussion of the IRC Transaction.

        The following aerial photo depicts the area subject to our royalty interest at Las Cruces:

Gwalia Deeps (Western Australia, Australia)

        As a result of the IRC Transaction, we own a 1.5% NSR royalty on gold produced from the Gwalia Deeps mine located near the town of Leonora, Western Australia and operated by St. Barbara. The Gwalia Deeps mine in an underground mine within St. Barbara's Leonora operations. The mine can be accessed by taking the Goldfields Highway north out of Kalgoorlie for approximately 245 miles to the town of Leonora.

        As of June 30, 2009, St. Barbara Limited reported gold reserves of 8.7 million tons, at an average grade of 0.227 ounces per ton, containing 1.980 million ounces of gold. Reserves were calculated at

A$1,250 (Australian dollars) for the operator's fiscal 2010 and at A$850 (Australian dollars) per ounce of gold thereafter.

        Please refer to Item 7, MD&A, of this report for a further discussion on the IRC Transaction.

        The following aerial photo depicts the area subject to our royalty interest at Gwalia Deeps:

Principal Royalties on Development Stage Properties

        The following is a description of our principal royalty interests on development stage properties. There are proven and probable reserves associated with these properties as indicated below. These development stage royalty interests are not currently in production. Reserves for all of our development stage properties are summarized below in this report in Item 2, Properties—Reserve Information.

Pascua-Lama Project (Region III, Chile)

        As of June 30, 2010, we own a 0.67% to 4.48% sliding-scale NSR royalty on the Pascua-Lama project located on both sides of the border between Argentina and Chile, and operated by Barrick. Our royalty interest is applicable to all gold production from the portion of the Pascua-Lama project lying on the Chilean side of the border. As discussed in further detail in Item 7, MD&A, under "Recent Developments, Business Developments," on July 1, 2010, the Company entered into two separate assignment of rights agreements with two private Chilean citizens whereby Royal Gold acquired (i) a 0.35% sliding-scale NSR royalty and (ii) the right to acquire an additional 0.40% sliding-scale NSR royalty on the Pascua-Lama project. Upon the closing of the 0.40% sliding-scale NSR royalty acquisition, which is expected to occur during the second quarter of fiscal 2011, the Company's sliding-scale NSR on the Pascua-Lama project will be 0.78% to 5.23%. The Company has certain contingent rights and obligation with respect to the portion of the Pascua-Lama royalty acquired in the IRC Transaction. Please refer to Item 7, MD&A, under "Recent Developments, Business Developments" for further discussion on the contingent rights and obligations.

        The Pascua-Lama project is located within 7 miles of Barrick's operating Veladero mine. Access to the project is from the city of Vallenar, Region III, Chile, via secondary roads C-485 to Alto del Carmen, Chile, and C-489 from Alto del Carmen to El Corral, Chile.

        As of June 30, 2010, the sliding-scale NSR royalty is based upon the gold prices as shown in the following table.

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
less than $325	0.67%
$400	1.34%
$500	2.33%
$600	3.05%
$700	3.76%
$800 or greater	4.48%

Note: Royalty rate is interpolated between the upper and lower endpoints.

        Upon completion of the acquisition of the additional royalty interest, the sliding-scale NSR royalty is based upon the gold prices as shown in the following table:

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
less than $325	0.78%
$400	1.57%
$500	2.72%
$600	3.56%
$700	4.39%
$800 or greater	5.23%

Note: Royalty rate is interpolated between the upper and lower endpoints.

        The Company will own an additional royalty equivalent to 1.05% upon completion of acquisition of the additional royalty interest of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017.

        The Pascua-Lama project is currently under construction. Barrick has estimated commissioning in late calendar 2012 and production in early calendar 2013.

        As of December 31, 2008, Barrick estimated proven and probable reserves at a $750 per ounce gold price, totaled 324.7 million tons, at an average of 0.045 ounces per ton, containing 14.615 million ounces of gold.

        Please refer to Item 7, MD&A, of this report for further discussion on our Pascua-Lama interest.

Canadian Malartic (Quebec, Canada)

        We own a 2.0% to 3.0% sliding-scale NSR royalty on the Canadian Malartic gold project located in Quebec, Canada, and owned by Osisko. The Canadian Malartic gold property is located in the Abitibi Gold Belt in Quebec, Canada, immediately south of the town of Malartic, Quebec, approximately 16 miles west of the town of Val d'Or. The northern extents of the Canadian Malartic property can be accessed directly from the Trans Canadian Highway 117.

        As of December 31, 2008, Osisko announced the completion of a positive feasibility study resulting in proven and probable reserves at a $775 gold price of 150.6 million tons of ore, at a grade of 0.031 ounces per ton, and containing 4.727 million ounces of gold that are subject to our royalty interest.

        The royalty is subject to a buy-down right for $1.0 to $1.5 million. If the buy down right is exercised by Osisko, the sliding-scale NSR royalty would be reduced to range between 1.0% and 1.5%. There is no expiration date on the buy down right.

        Please refer to Item 7, MD&A, of this report for further discussion on recent developments at Canadian Malartic.

Holt (Ontario, Canada)

        We own a sliding-scale NSR royalty on the Holt portion of the Holloway-Holt mining project located in Ontario, Canada and owned 100% by St Andrew. The Holloway-Holt project straddles Ontario Provincial Highway 101 for approximately 25 miles beginning east of Matheson, Ontario, Canada and extending to the Quebec, Canada border. The sliding-scale NSR royalty rate on gold produced from the Holt portion of the mining project is calculated by multiplying 0.00013 by the quarterly average gold price. For example, at a quarterly average gold price of $950 per ounce, the effective royalty rate payable would be 12.35%. The operator has disputed its obligation in respect of the royalty is limited to only a portion of the total royalty payable. Please refer to Item 3, Legal Proceedings, for more information regarding the dispute.

        St Andrew has brought the Holloway mine back into production and is performing the necessary work to maintain the Holt mine in a condition that allows for an easy start-up of mining activities once the Holt royalty litigation is satisfactorily resolved. According to St Andrew's public filings in Canada from June 2008, at a gold price of $775 per ounce, proven and probable reserves subject to Royal Gold's royalty equal 3.0 million tons at a grade of 0.165 ounces per ton, containing 0.486 million ounces of gold.

        Please refer to Item 7, MD&A, of this report for further discussion on recent developments on our Holt royalty.

Wolverine (Yukon, Canada)

        As a result of the IRC Transaction, we own a 0.00% to 9.445% sliding-scale NSR royalty on all gold and silver produced from the Wolverine project located in Yukon Territory, Canada, and operated by Yukon Zinc. The Wolverine property is located 106 miles north-northwest of Watson Lake in south central Yukon. Access to the property is provided by a 17 mile gravel road heading south and then northeast to the Robert Campbell Highway at a point approximately 120 miles north of Watson Lake.

        The sliding-scale NSR royalty on all gold and silver is based on the silver price as show in the following table:

London Bullion Market Association P.M. Monthly Average Price of Silver per Ounce (US$)	NSR Royalty Percentage
less than $5.00	0%
$5.00—$7.50	3.778%
$7.51 or greater	9.445%

        As of October, 2007, Yukon Zinc reported reserves of 5.3 million tons, at an average grade of 0.039 ounces per ton gold and 8.13 ounces per ton silver, containing 0.205 thousand ounces of gold and 42.8 million ounces of silver. Reserves were calculated using an $80 per tonne NSR cut-off.

Reserve Information

        Table 1 below summarizes proven and probable reserves for gold, silver, copper, zinc and lead that have been reported to us by the operators of our royalty interests as of December 31, 2009. Properties are currently in production unless noted as development ("DEV") within the table. Properties for which we did not receive certain reserve breakdowns or information are noted as "DNR" within the table. Please refer to pages 39-41 for the footnotes to Table 1.

TABLE 1

Proven and Probable Gold Reserves(1)(2)(3) As of December 31, 2009(4)

GOLD(5)
		PROVEN RESERVES			PROBABLE RESERVES			PROVEN AND PROBABLE RESERVES
PROPERTY	OPERATOR	Tons of Ore (millions)	Ave. Gold Grade (oz/ton)	Gold Contained Ozs (millions)(6)	Tons of Ore (millions)	Ave. Gold Grade (oz/ton)	Gold Contained Ozs (millions)(6)	Tons of Ore (millions)	Ave. Gold Grade (oz/ton)	Gold Contained Ozs (millions)(6)
Bald Mountain(7)	Barrick	DNR	DNR	DNR	DNR	DNR	DNR	65.04	0.025	1.614
Cortez (Pipeline) GSR1	Barrick	5.18	0.090	0.469	22.96	0.046	1.058	28.14	0.054	1.527	(8)
Cortez (Pipeline) GSR2	Barrick	10.56	0.040	0.423	95.53	0.034	3.294	106.08	0.035	3.717	(8)
Cortez (Pipeline) GSR3	Barrick	7.87	0.068	0.532	50.32	0.032	1.610	58.19	0.037	2.142	(8)
Cortez (Pipeline) NVR1	Barrick	5.99	0.049	0.293	50.03	0.032	1.579	56.02	0.033	1.872	(8)
Gold Hill (DEV)	Kinross/Barrick	0.28	0.013	0.004	31.08	0.015	0.459	31.37	0.015	0.463
Goldstrike—SJ Claims(7)	Barrick	DNR	DNR	DNR	DNR	DNR	DNR	47.20	0.113	5.354
Leeville	Newmont	3.00	0.360	1.078	2.31	0.309	0.712	5.30	0.338	1.790
Marigold (DEV)(7)(9)	Goldcorp/Barrick	DNR	DNR	DNR	DNR	DNR	DNR	45.57	0.015	0.681
Robinson	Quadra FNX	108.66	0.006	0.678	4.94	0.005	0.026	113.60	0.006	0.704
Soledad Mountain (DEV)	Golden Queen	30.48	0.024	0.729	20.75	0.016	0.324	51.22	0.021	1.052
Twin Creeks—Section 13	Newmont	0.47	0.107	0.051	0.16	0.102	0.016	0.63	0.106	0.067
Wharf	Goldcorp	8.70	0.020	0.170	0.97	0.021	0.020	9.68	0.020	0.190
Canadian Malartic (DEV)(7)	Osisko Mining	DNR	DNR	DNR	DNR	DNR	DNR	150.56	0.031	4.727
Holt (DEV)(10)	St Andrew Goldfields	0.11	0.187	0.021	2.84	0.164	0.466	2.95	0.165	0.486
Pine Cove (DEV)	New Island Resources/Anaconda Mining	0.00	0.000	0.000	2.57	0.081	0.207	2.57	0.081	0.207
Schaft Creek (DEV)	Copper Fox	453.16	0.007	3.119	451.83	0.005	2.451	904.99	0.006	5.570
Williams	Barrick	9.06	0.068	0.614	2.93	0.084	0.247	11.99	0.072	0.861
Wolverine (DEV)	Yukon Zinc	0.64	0.036	0.023	4.63	0.039	0.182	5.27	0.039	0.205
Dolores(7)	Minefinders	DNR	DNR	DNR	DNR	DNR	DNR	109.46	0.022	2.444
El Chanate	Capital Gold	24.69	0.020	0.503	53.08	0.019	1.001	77.77	0.019	1.504
Mulatos	Alamos	11.38	0.047	0.540	56.47	0.033	1.847	67.86	0.035	2.387
Peñasquito Oxide(11)	Goldcorp	79.92	0.005	0.400	0.00	0.000	0.000	79.92	0.005	0.400
Peñasquito Sulfide(11)	Goldcorp	639.97	0.018	11.490	621.91	0.010	5.930	1261.87	0.014	17.420
Andacollo (DEV)	Teck	173.28	0.004	0.708	263.89	0.003	0.924	437.17	0.004	1.631
El Limon(7)	B2Gold	DNR	DNR	DNR	DNR	DNR	DNR	1.12	0.134	0.150
El Toqui	Breakwater	0.89	0.128	0.114	2.77	0.067	0.186	3.66	0.082	0.300
Martha	Coeur d'Alene	0.00	0.000	0.000	0.04	0.037	0.001	0.04	0.037	0.001
Pascua-Lama (DEV)(12)	Barrick	36.10	0.053	1.917	288.60	0.044	12.698	324.70	0.045	14.615	(13)
Balcooma(14)	Kagara Ltd.	0.10	0.020	0.002	1.06	0.006	0.006	1.16	0.007	0.008
Gwalia	St. Barbara	0.00	0.000	0.000	8.71	0.227	1.980	8.71	0.227	1.980
Meekatharra (Paddy's Flat)	Mercator Gold	0.00	0.000	0.000	2.19	0.140	0.308	2.19	0.140	0.308
Meekatharra (Yaloginda)	Mercator Gold	0.00	0.000	0.000	2.79	0.070	0.196	2.79	0.070	0.196
South Laverton	Saracen	0.00	0.000	0.000	16.74	0.048	0.800	16.74	0.048	0.800
Southern Cross	St. Barbara	0.87	0.094	0.082	5.77	0.088	0.509	6.64	0.089	0.591
Inata	Avocet	4.93	0.067	0.329	12.07	0.051	0.615	17.00	0.056	0.944
Siguiri	AngloGold Ashanti	33.98	0.019	0.630	96.84	0.025	2.440	130.82	0.023	3.070
Taparko TB-GSR-1 and TB-GSR-2(15)(16)	High River	DNR	DNR	DNR	DNR	DNR	DNR	1.56	0.085	0.132	(17)(18)
Taparko TB-GSR3	High River	DNR	DNR	DNR	DNR	DNR	DNR	6.40	0.085	0.551	(18)

Proven and Probable Silver Reserves(1)(2)(3) As of December 31, 2009(4)

SILVER(19)
		PROVEN RESERVES			PROBABLE RESERVES			PROVEN AND PROBABLE RESERVES
PROPERTY	OPERATOR	Tons of Ore (millions)	Ave. Silver Grade (oz/ton)	Silver Contained Ozs (millions)(6)	Tons of Ore (millions)	Ave. Silver Grade (oz/ton)	Silver Contained Ozs (millions)(6)	Tons of Ore (millions)	Ave. Silver Grade (oz/ton)	Silver Contained Ozs (millions)(6)
Soledad Mountain (DEV)	Golden Queen	30.48	0.40	12.283	20.75	0.34	7.076	51.22	0.38	19.359
Troy	Revett	3.08	1.41	4.337	6.01	1.13	6.805	9.10	1.22	11.142
Schaft Creek (DEV)	Copper Fox	453.16	0.05	22.760	451.83	0.05	23.695	904.99	0.05	46.454
Wolverine (DEV)	Yukon Zinc	0.64	7.06	4.534	4.63	8.28	38.286	5.27	8.13	42.820
Dolores(7)	Minefinders	DNR	DNR	DNR	DNR	DNR	DNR	109.46	1.16	126.645
Peñasquito Oxide	Goldcorp	79.92	0.43	34.500	0.00	0.00	0.000	79.92	0.43	34.500
Peñasquito Sulfide	Goldcorp	639.97	0.97	618.020	621.91	0.67	417.580	1261.87	0.82	1035.600
El Toqui	Breakwater	0.89	0.23	0.208	2.77	0.26	0.728	3.66	0.26	0.936
Martha	Coeur d'Alene	0.00	0.00	0.000	0.04	33.14	1.249	0.04	32.87	1.249
Balcooma(14)	Kagara Ltd.	0.10	2.22	0.225	1.06	0.35	0.373	1.16	0.51	0.598
Proven and Probable Base Metal and Other Reserves(1)(2)(3) As of December 31, 2009(4)

COPPER(20)
		PROVEN RESERVES			PROBABLE RESERVES			PROVEN AND PROBABLE RESERVES
PROPERTY	OPERATOR	Tons of Ore (millions)	Ave. Copper Grade (% Cu)	Copper Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Copper Grade (% Cu)	Copper Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Copper Grade (% Cu)	Copper Contained Lbs (millions)(6)
Johnson Camp	Nord Resources	54.98	0.34	372	18.41	0.33	120	73.39	0.34	492
Robinson	Quadra FNX	108.66	0.53	1,161	4.94	0.42	41	113.60	0.53	1,203
Troy	Revett	3.08	0.72	45	6.01	0.49	59	9.10	0.57	104
Caber (DEV)	Breakwater	0.00	0.00	0	0.65	0.84	11	0.65	0.84	11
Schaft Creek (DEV)	Copper Fox	453.16	0.32	2,864	451.83	0.28	2,557	904.99	0.30	5,421
Voisey's Bay	Vale	24.03	1.76	846	3.53	0.38	27	27.56	1.58	873
Balcooma(14)	Kagara Ltd.	0.10	1.10	2	1.06	3.60	76	1.16	3.38	79
Las Cruces	Inmet	8.96	7.40	1,325	9.26	5.30	979	18.22	6.30	2,304
LEAD(21)
		PROVEN RESERVES			PROBABLE RESERVES			PROVEN AND PROBABLE RESERVES
PROPERTY	OPERATOR	Tons of Ore (millions)	Ave. Lead Grade (% Pb)	Lead Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Lead Grade (% Pb)	Lead Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Lead Grade (% Pb)	Lead Contained Lbs (millions)(6)
Peñasquito Sulfide	Goldcorp	639.97	0.35	4,450	621.91	0.22	2,761	1261.87	0.29	7,211
El Toqui	Breakwater	0.89	0.30	5	2.77	0.30	17	3.66	0.30	22
Balcooma(14)	Kagara Ltd.	0.10	3.90	8	1.06	0.01	0	1.16	0.35	8
ZINC(22)
		PROVEN RESERVES			PROBABLE RESERVES			PROVEN AND PROBABLE RESERVES
PROPERTY	OPERATOR	Tons of Ore (millions)	Ave. Zinc Grade (% Zn)	Zinc Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Zinc Grade (% Zn)	Zinc Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Zinc Grade (% Zn)	Zinc Contained Lbs (millions)(6)
Caber (DEV)	Breakwater	0.00	0.00	0	0.65	8.58	111	0.65	8.58	111
Penasquito Sulfide	Goldcorp	639.97	0.75	9,649	621.91	0.50	6,281	1261.87	0.63	15,930
El Toqui	Breakwater	0.89	6.50	116	2.77	7.20	400	3.66	7.03	515
Balcooma(14)	Kagara Ltd.	0.10	9.60	19	1.06	0.02	0	1.16	0.86	20

NICKEL(23)
		PROVEN RESERVES			PROBABLE RESERVES			PROVEN AND PROBABLE RESERVES
PROPERTY	OPERATOR	Tons of Ore (millions)	Ave. Nickel Grade (% Ni)	Nickel Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Nickel Grade (% Ni)	Nickel Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Nickel Grade (% Ni)	Nickel Contained Lbs (millions)(6)
Voisey's Bay	Vale	24.03	3.01	1,447	3.53	0.66	47	27.56	2.71	1,493
Avebury (DEV)(7)	Minerals and Metals Group	DNR	DNR	DNR	DNR	DNR	DNR	6.50	0.96	123
Mt. Goode Cosmos(7)(24)	Xstrata	DNR	DNR	DNR	DNR	DNR	DNR	2.20	3.46	152
COBALT(25)
		PROVEN RESERVES			PROBABLE RESERVES			PROVEN AND PROBABLE RESERVES
PROPERTY	OPERATOR	Tons of Ore (millions)	Ave. Cobalt Grade (% Co)	Cobalt Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Cobalt Grade (% Co)	Cobalt Contained Lbs (millions)(6)	Tons of Ore (millions)	Ave. Cobalt Grade (% Co)	Cobalt Contained Lbs (millions)(6)
Voisey's Bay	Vale	24.03	0.15	72	3.53	0.03	2	27.56	0.13	74

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

(2)
Royal Gold has disclosed a number of reserve estimates that are provided by mine operators that are foreign issuers and are not based on the U.S. Securities and Exchange Commission's definitions for proven and probable reserves. For Canadian issuers, definitions of "mineral reserve," "proven mineral reserve," and "probable mineral reserve" conform to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of these terms as of the effective date of estimation as required by National Instrument 43-101 of the Canadian Securities Administrators. For Australian issuers, definitions of "mineral reserve," "proven mineral reserve," and "probable mineral reserve" conform with the Australasian Code for Reporting of Mineral Resources and Ore Reserves prepared by the Joint Ore Reserves Committee of the Australasian Institute of Mining and Metallurgy, Australian Institute of Geoscientists and Minerals Council of Australia, as amended ("JORC Code").

(3)
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

(4)
Reserves have been reported by the operators as of December 31, 2009, with the exception of the following properties: El Chanate—October 2009; Balcooma, Gwalia, South Laverton, and Southern Cross—June 2009; Inata—March 2009; Canadian Malartic, Dolores, Gold Hill and Pascua-Lama—December 2008; Schaft Creek—September 2008; Holt—June 2008; Soledad Mountain—December 2007; Wolverine—October 2007; and Pine Cove—March 2005.

(5)
Gold reserves were calculated by the operators at the following per ounce prices: $950—Martha; $825—Bald Mountain, Cortez, Goldstrike, Marigold, Peñasquito and Wharf; $800—El Chanate, Leeville, Mulatos, Robinson, Twin Creeks, Siquiri and Taparko; $775—Canadian Malartic and Holt; $750—Pascua-Lama and Williams; $725—Gold Hill; $700—El Toqui; $600—Dolores, Soledad Mountain and Wolverine; $550—El Limon and Inata; $500—Andacollo; and $425—Pine Cove. For Gwalia Deeps and Southern Cross, a price of A$1,075 was used for St. Barbara's 2010 fiscal year and A$850 per ounce thereafter; $A1,250—South Laverton. Schaft Creek is at a $5.05 net smelter return cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.00 per ounce silver; and $1.93 per pound copper). No gold price was reported for Balcooma, Meekatharra (Paddy's Flat) or Meekatharra (Yaloginda).

(6)
"Contained ounces" or "contained pounds" do not take into account recovery losses in processing the ore.

(7)
The operators at Avebury, Bald Mountain, Canadian Malartic, Dolores, El Limon, Goldstrike, Marigold and Mt. Goode did not provide a breakdown of proven and probable reserves.

(8)
NVR1 and GSR3 reserves and additional mineralized material are subsets of the reserves and additional mineralized material covered by GSR1 and GSR2.

(9)
The 2.0% NSR royalty interest covers the majority of six sections of land, containing a number of open pits, but does not cover the current mining in the Basalt/Antler area.

(10)
In November 2008, the operator made application to a court in Ontario, Canada for a declaration that it is not obligated to pay the entire royalty defined under the royalty agreement and to dispute the royalty rate. The operator claims that its predecessor in interest is responsible for payment of some or all of the royalty. On July 23, 2009, the Court held that Royal Gold is entitled to payment from the predecessor of the full amount of the NSR sliding-scale royalty and that the operator's obligation is to reimburse the predecessor for payment of the royalty up to a flat rate of 0.013% NSR. On August 21, 2009, the predecessor appealed the portion of the judgment holding them responsible for paying the royalty and on December 9, 2009, Royal Gold was made a party to the appeal.

(11)
Operator reports reserves by material type. The sulfide material will be processed by milling. The oxide material will be processed by heap leaching.

(12)
Royalty applies to all gold production from an area of interest in Chile. Only that portion of the reserves pertaining to our royalty interest in Chile is reflected here.

(13)
Approximately 74% of the royalty is limited to the first 14.0 million ounces of gold produced from the project. Also, 30% of the royalty can be extended beyond 14.0M ounces for $6.4 million. In addition, a one-time payment totaling $4.0 million will be made if gold prices exceed $550 per ounce for any six-month period within the first 36 months after commercial production and an additional payment totaling $6.4 million will be made if gold prices exceed $600 per ounce for any six-month period within the first 36 months after commercial production.

(14)
Figures reflect reserves associated with the entire property. The operator did not provide a detailed breakdown of the reserves and additional mineralized material subject to Royal Gold's royalty interest. Therefore, a portion of the reserves may not be subject to Royal Gold's royalty interest.

(15)
Royalty percentages: TB-GSR1—15.0%; TB-GSR2—4.3% when the average monthly gold price ranges between $385 and $430 per ounce. Outside of this range, the royalty rate is calculated by dividing the average monthly gold price by 100 for gold prices above $430 per ounce (with a 10% cap), or by dividing the average monthly gold price by 90 for gold prices below $385 per ounce (e.g., a $900 per ounce gold price results in a rate of 900/100 = 9.0%). Two subsequent royalties consist of ("TB-GSR3"), applicable to gold production from defined portions of the Taparko-Bouroum project area, and a 0.75% GSR milling royalty ("TB-MR1"). The TB-MR1 royalty applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year. Both the TB-GSR3 and TB-MR1 royalties commence once TB-GSR1 and TB-GSR2 have ceased. Both TB-GSR1 and TB-GSR2 continue until either production reaches 804,420 ounces of gold, or payments totaling $35 million under TB-GSR1 are received, whichever comes first. As of June 30, 2010, Royal Gold has cumulatively recognized approximately $30.6 million in royalty revenue under TB-GSR1 that is attributable to cumulative production of approximately 171,000 ounces of gold.

(16)
Due to the royalty structure at the Taparko mine, reserves are not broken down into proven and probable.

(17)
TB-GSR1 and TB-GSR2 royalties are subject to the same reserve.

(18)
The reserves at Taparko have been adjusted by Royal Gold based on actual 2009 depletion and on the operator's reserve gold price assumption of $800 per ounce, to reflect the $35 million cap on the TB-GSR1 royalty. Upon meeting this cap, both the TB-GSR1 and TB-GSR2 royalties cease and the TB-GSR3 royalty becomes effective. The TB-GSR3 reserves represent the remaining reserves after subtracting the reserves associated with TB-GSR1 and TB-GSR2.

(19)
Silver reserves were calculated by the operators at the following prices per ounce: $16.00—Martha; $13.00—Peñasquito; $12.55—El Toqui; $12.33—Troy; $12.00—Soledad Mountain; and $10.00—Dolores. Shaft Creek is at a $5.05 per tonne net smelter return cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.00 per ounce silver; and $1.93 per pound copper). Wolverine is at a $80 per tonne NSR cut-off grade (metal price assumptions used by the operator were $400 per ounce gold; $7.00 per ounce silver; $1.10 per pound copper; $0.30 per pound lead; and $0.60 per pound zinc). No silver price is available for Balcooma. Don Mario additional mineralized material was calculated at a silver price of $11.00 per ounce.

(20)
Copper reserves were calculated by the operators at the following prices per pound: $2.91 or lower—Voisey's Bay; $2.67—Troy; $2.00—Robinson and Las Cruces; $1.50—Johnson Camp. Shaft Creek is at a $5.05 net smelter return cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.00 per ounce silver; and $1.93 per pound copper). No copper price is available for Balcooma or Caber.

(21)
Lead reserves were calculated by the operators at the following price per pound: $0.83 — El Toqui and $0.60—Peñasquito. No lead price is available for Balcooma.

(22)
Zinc reserves were calculated by the operators at the following price per pound: $1.00 — El Toqui; and $0.80—Peñasquito. No zinc price is available for Balcooma or Caber.

(23)
Nickel reserve price was calculated by the operator at Voisey's Bay mine at $11.01 or lower per pound. No nickel reserve price is available for Avebury or Mt. Goode.

(24)
The operator does not report reserves by property in Australia. Therefore, a portion of the reserves is not subject to Royal Gold's royalty interest.

(25)
Cobalt reserve price was calculated by the operator at $22.70 or lower per pound.

ITEM 3.    LEGAL PROCEEDINGS

Voisey's Bay

        On February 22, 2010, as part of the IRC Transaction discussed in Item 7, MD&A, we acquired a royalty on the Voisey's Bay Mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited ("VNL"). The royalty is owned by the Labrador Nickel Royalty Limited Partnership ("LNRLP"), in which the Company's wholly-owned indirect subsidiary Canadian Minerals Partnership is the general partner and 89.99% owner. The remaining interests in LNRLP are owned by Altius Resources Inc. (10%), a company unrelated to Royal Gold and IRC, and the Company's wholly-owned indirect subsidiary, Voisey's Bay Holding Corporation (0.01%).

        On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited ("Vale Inco") and its wholly owned subsidiaries, Vale Inco Atlantic Sales Limited ("VIASL") and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey's Bay Mine to Vale Inco. The claim asserts that Vale Inco is incorrectly calculating the NSR. The claim asserts that Vale Inco is incorrectly calculating the NSR and requests an order in respect of the correct calculation of future payments. The claim also requests specific damages for underpayment of past royalties to the date of the claim in an amount not less than $29 million, together with additional damages until the date of trial, interest, costs and other damages.

Holt

        On October 1, 2008, as part of the Company's acquisition of a portfolio of royalties from Barrick, we acquired a royalty on the Holt portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. ("St Andrew"). St Andrew succeeded Newmont Canada Corporation ("Newmont Canada") as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company's acquisition of Barrick's royalty portfolio, RGLD Gold Canada, Inc. ("RGLD Gold") succeeded Barrick as the royalty payee under the royalty agreement.

        On or about November 3, 2008, St Andrew filed an action in the Ontario Superior Court of Justice (the "Court") seeking, among other things, declarations by the Court that St Andrew's obligation in respect of the royalty is limited to only a portion of the total royalty payable, and that any additional royalty obligations under the royalty agreement remain the responsibility of Newmont Canada. Newmont Canada responded that St Andrew is responsible for all royalty obligations under the royalty agreement.

        Royal Gold and RGLD Gold (collectively "Royal Gold") and Barrick were joined as necessary parties to the litigation in January 2009. Trial concerning calculation of the royalty and the party or parties responsible for paying it was held from January 30, 2009 to February 12, 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew's sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. On August 21, 2009, Newmont Canada appealed the Court's decision to the Court of Appeal of Ontario and on December 9, 2009, made Royal Gold a party to the appeal.

ITEM 4.    (REMOVED AND RESERVED)

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Current Stockholders

        Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "RGLD" and on the Toronto Stock Exchange under the symbol "RGL." The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on NASDAQ for each quarter since July 1, 2008.

		Sales Prices
Fiscal Year:		High	Low
2009	First Quarter (July, Aug., Sept.—2008)	$39.50	$26.88
	Second Quarter (Oct., Nov., Dec.—2008)	$49.45	$22.75
	Third Quarter (Jan., Feb., March—2009)	$49.81	$35.76
	Fourth Quarter (April, May, June—2009)	$48.69	$34.16
2010	First Quarter (July, Aug., Sept.—2009)	$49.35	$37.35
	Second Quarter (Oct., Nov., Dec.—2009)	$55.96	$42.90
	Third Quarter (Jan., Feb., March—2010)	$50.98	$41.19
	Fourth Quarter (April, May, June—2010)	$54.85	$46.51

        As of August 24, 2010, there were 929 stockholders of record of our common stock.

Dividends

        We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including, prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.

        For calendar year 2010, we paid an annual dividend of $0.36 per share of common stock, in four quarterly payments of $0.09 each. We paid the first payment of $0.09 per share on January 15, 2010, to stockholders of record at the close of business on January 4, 2010. We paid the second payment of $0.09 per share on April 16, 2010, to common stockholders and the holders of Exchangeable Shares of record at the close of business on April 1, 2010. We paid the third payment of $0.09 per share on July 16, 2010 to common stockholders and holders of Exchangeable Shares of record at the close of business on July 2, 2010. We anticipate paying the fourth payment of $0.09 per share on October 15, 2010, to common shareholders and holders of Exchangeable Shares of record at the close of business on October 1, 2010.

        For calendar year 2009, we announced an annual dividend of $0.32 per share of common stock, payable in four quarterly payments of $0.08 each. The first payment of $0.08 per share was made on January 16, 2009, to stockholders of record at the close of business on January 2, 2009. The second payment of $0.08 per share was made on April 17, 2009, to stockholders of record at the close of business on April 3, 2009. The third payment of $0.08 per share was made on July 17, 2009, to stockholders of record at the close of business on July 2, 2009. We paid the fourth payment of $0.08 per share on October 16, 2009, to stockholders of record at the close of business on October 2, 2009.

        We currently plan to pay dividends on a calendar year basis, subject to the discretion of our board of directors. However, our board of directors may determine not to declare a dividend based on a number of factors, including the gold price, economic and market conditions and the financial needs or opportunities that might arise in the future.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years Ended June 30,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)
Royalty revenue(1)	$136,565	$73,771	$66,297	$48,357	$28,380
Operating income	$41,035	$27,292	$32,982	$28,506	$13,412
Net income	$29,422	$41,357	$25,395	$21,242	$11,350
Net income attributable to Royal Gold stockholders	$21,492	$38,348	$24,043	$19,720	$11,350
Net income available to Royal Gold common stockholders	$21,492	$38,348	$19,255	$19,720	$11,350
Net income per share available to Royal Gold common stockholders:
Basic	$0.49	$1.09	$0.62	$0.79	$0.50
Diluted	$0.49	$1.07	$0.61	$0.79	$0.49
Dividends declared per common share(2)	$0.34	$0.30	$0.28	$0.25	$0.22

	As of June 30,
	2010	2009	2008	2007	2006
	(Amounts in thousands)
Total assets	$1,861,333	$809,924	$545,850	$356,649	$171,765
Royalty interests in mineral properties, net	$1,467,983	$455,966	$300,670	$215,839	$84,590
Long-term debt, including current portion	$248,500	$19,250	$15,750	$15,750	$—
Royal Gold stockholders' equity	$1,403,716	$749,441	$483,217	$319,081	$161,660

(1)
Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 85% increase in royalty revenue during fiscal year 2010 when compared to fiscal year 2009.

(2)
The 2010, 2009, 2008, 2007 and 2006 calendar year dividends were $0.36, $0.32, $0.28, $0.26 and $0.22, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any. We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalties or similar interests. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties or similar interests through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions.

        As of June 30, 2010, the Company owns royalties on 33 producing properties, 23 development stage properties and over 130 exploration stage properties, of which the Company considers 37 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environment costs or other mining costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2010, we focused on the management of our existing royalty interests, the acquisition of royalty interests, the acquisition and integration of IRC and the creation of royalty interests through financing.

        Our financial results are primarily tied to the price of gold, silver, copper and other metals, as well as production from our producing stage royalty interests. The price of gold, silver, copper and other metals have fluctuated widely in recent years. The marketability and the price of gold, silver, copper and other metals are influenced by numerous factors beyond the control of the Company and may have a material and adverse effect on the Company's results of operations and financial condition.

        For the fiscal years ended June 30, 2010, 2009 and 2008, gold, silver and copper price averages and percentage of royalty revenues by metal were as follows:

	Fiscal Year Ended
	June 30, 2010		June 30, 2009		June 30, 2008
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,089	81%	$874	84%	$821	74%
Silver ($/ounce)	$16.85	3%	$12.91	3%	$15.40	3%
Copper ($/pound)	$3.03	9%	$2.25	11%	$3.53	23%
Other	N/A	7%	N/A	2%	N/A	0%

        Please see Part I, Item 1, Business, and Part I, Item 2, Properties, of this report for discussion of Royal Gold's producing, development stage and exploration stage royalty interests.

Recent Developments

        Please also see the "Liquidity and Capital Resources" section below within this Item 7 for discussion of our equity offering, new term loan and other recent liquidity and capital developments.

Business Developments

Proposed Acquisition of Gold Stream on the Mt. Milligan Project

        On July 15, 2010, Royal Gold entered into a letter agreement (the "Letter Agreement") pursuant to which it agreed to acquire 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia from Thompson Creek Metals Company Inc. or its affiliate ("Thompson Creek") concurrent with the closing of Thompson Creek's proposed acquisition (the "Acquisition") of Terrane Metals Corp. ("Terrane"). The terms and conditions under which Royal Gold will acquire the payable gold are contained in a Purchase and Sale Agreement (the "Purchase and Sale Agreement") among Royal Gold, Thompson Creek and a subsidiary of each entity to be identified prior to the closing of the Acquisition. The obligation of Royal Gold and Thompson Creek to enter into the Purchase and Sale Agreement is subject to certain customary conditions set forth in the Letter Agreement. Under the Letter Agreement, Thompson Creek and Royal Gold have each agreed to an exclusivity arrangement with the other party in respect to certain alternative gold-related financing transactions in connection with the Mt. Milligan project until the closing of the Acquisition or earlier termination of the Letter Agreement in accordance with its terms. The Letter Agreement also contains representations and warranties and covenants in respect of Royal Gold and Thompson Creek.

        Pursuant to the Purchase and Sale Agreement, at the closing of the Acquisition, Royal Gold will make a payment of $226.5 million to Thompson Creek, which will be used to pay a portion of the consideration to shareholders of Terrane in connection with the Acquisition. Thereafter, upon satisfaction of certain conditions set forth in the Purchase and Sale Agreement, Royal Gold will make additional payments (each, an "Additional Payment") to Thompson Creek in an amount not to exceed $85 million in the aggregate to fund a portion of the development costs of the Mt. Milligan project. Upon commencement of production at the Mt. Milligan project, Royal Gold will purchase 25% of the payable gold with a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to Royal Gold and the lesser of $450 or the prevailing market price for each additional ounce thereafter. The Purchase and Sale Agreement also contains representations and warranties, covenants, conditions and indemnification provisions in respect of each party. The Company anticipates funding this transaction with cash on hand.

        The Acquisition has been unanimously approved by the boards of directors of both Thompson Creek and Terrane. Goldcorp, which owns 52% of Terrane's fully diluted shares (including preference shares), has agreed to convert its preference shares into common shares and vote in favor of the Acquisition. Completion of the Acquisition is subject to, among other things, the favorable vote of 66 2/3 of the Terrane equity shareholders at a special meeting called to approve the Acquisition, which is expected to occur in September 2010. In addition, certain officers and directors holding approximately 1.0% of Terrane's common shares in the aggregate have entered into support agreements in favor of the transaction.

        The Mt. Milligan project is in the early stage of construction, and Terrane has announced that production is expected to commence in calendar year 2013. Terrane has reported that proven and probable reserves total 482 million tonnes (0.20% copper; 0.39 g/t gold), containing 2.1 billion pounds of copper and 6.0 million ounces of gold. Terrane expects the reserves to support a mine life of at least 22 years and estimates Mt. Milligan will produce approximately 262,000 ounces of gold annually during the first six years of operation and 195,000 ounces of gold annually over the life of the mine. Mt. Milligan has received an Environmental Assessment Certificate and a Mines Act Permit from the Province of British Columbia and the Environmental Assessment approval from the Government of Canada. Terrane has also secured long lead-time equipment and has entered into an engineering, procurement and construction management contract with an AMEC-Fluor joint venture.

Acquisition of Additional Royalty Interests at Pascua-Lama

        On July 1, 2010, the Company entered into two separate assignment of rights agreements with two private Chilean citizens whereby Royal Gold acquired the right to acquire an additional 0.75% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick and located on the border between Argentina and Chile, for a purchase price of $53 million. Of this amount, $25 million was paid to immediately acquire an additional 0.35% royalty interest. A deferred payment of $28 million is expected to be made on or before October 29, 2010, to acquire the remaining 0.40% royalty interest. In addition, on April 23, 2010, Royal Gold entered into an assignment of rights agreement with another private Chilean citizen whereby Royal Gold acquired an additional 0.25% NSR on the project for a purchase price of $15 million. Once the deferred closing occurs, Royal Gold's total gold royalty interest in the Pascua-Lama project will increase to 5.23% NSR, at gold prices above $800 per ounce. Pursuant to the assignment of rights agreements, Royal Gold also acquired a 0.20% fixed-rate copper royalty that takes effect after January 1, 2017, increasing Royal Gold's copper royalty interest in the Pascua-Lama project to 1.05%.

        In addition, Royal Gold has obtained certain contingent rights and reduced certain obligations with respect to the portion of the Pascua-Lama royalty acquired in the IRC Transaction. Upon completion of the deferred payment as mentioned above, we will have (i) reduced the contingent payments from $10.4 million to $8.4 million due from Royal Gold to certain individuals who held the royalty if gold prices exceed $600 per ounce for any six month period during the first 36 months of commercial production from the project, and (ii) decreased payments due from Royal Gold to these individuals from $6.4 million to $4.4 million that would be required to extend 24% of our royalty interest beyond 14 million ounces of production from the project. Royal Gold also increased its interest in two one-time payments from $0.5 million to $1.5 million which are payable by Barrick upon the achievement of certain production thresholds at Pascua-Lama.

Acquisition of International Royalty Corporation

        On February 22, 2010, Royal Gold and IRC consummated their previously announced Plan of Arrangement (the "Plan of Arrangement"), whereby Royal Gold, through RG Exchangeco, acquired all of the issued and outstanding common shares of IRC. Pursuant to the Plan of Arrangement, IRC shareholders received, in the aggregate: (i) cash consideration of approximately $350 million, (ii) 5,234,086 common shares of Royal Gold, and (iii) 1,806,649 Exchangeable Shares, which are convertible at any time on a one-for-one basis for common shares of Royal Gold.

        The IRC royalty portfolio included 11 producing royalties, 10 development stage royalties, 24 evaluation stage royalties and 35 exploration stage royalties as of February 22, 2010. The producing royalties acquired from IRC generated royalty revenue of approximately $9.0 million from February 22, 2010, the date we acquired IRC, through June 30, 2010. The key royalty assets acquired from IRC include the following:

        Pascua-Lama—A 0.47% to 3.15% sliding-scale NSR gold royalty on the Chilean portion of the Pascua-Lama project, which is operated by Barrick. The Company also acquired a 0.63% fixed rate copper royalty on the Chilean portion of the Pascua-Lama project which is effective January 1, 2017. The Pascua-Lama project is currently under construction and is classified as a development stage royalty interest on the Company's consolidated balance sheets. Barrick has estimated commissioning in late calendar 2012 and production in early calendar 2013;

        Voisey's Bay—An effective 2.7% NSR royalty on the Voisey's Bay nickel-copper-cobalt mine located in Newfoundland and Labrador, Canada and operated by Vale. The Company owns 90% of a 3.0% NSR (or 2.7%) royalty while a non-controlling interest owns the remainder. The Company recognized approximately $3.9 million (which includes approximately $0.4 million of non-controlling interests) in royalty revenue from the Voisey's Bay royalty for the period February 22, 2010 through June 30, 2010;

        Inata—A 2.5% GSR royalty on the Inata gold mine located in northern Burkina Faso, West Africa and operated by a subsidiary of Avocet Mining PLC. Production at Inata began during the fourth quarter of calendar 2009, and the Company recognized approximately $1.3 million in royalty revenue from the Inata royalty for the period February 22, 2010 through June 30, 2010;

        Las Cruces—A 1.5% NSR royalty on the Las Cruces copper project located in Andalusia, Spain and operated by Inmet Mining. The Company recognized approximately $0.9 million in royalty revenue from the Las Cruces royalty for the period February 22, 2010 through June 30, 2010;

        Western Australia—A 1.5% NSR royalty on gold produced from approximately three million acres in Western Australia. The primary producing operations covered by the 1.5% NSR royalty are Southern Cross, Gwalia Deeps and South Laverton. The Company recognized approximately $2.3 million in royalty revenue from the producing Western Australian royalties for the period February 22, 2010 through June 30, 2010; and

        Wolverine—A 0.00% to 9.45% sliding-scale NSR royalty on all gold and silver production from the Wolverine sulfide project located in Yukon Territory, Canada, and operated by Yukon Zinc.

        Please refer to Note 3 of the notes to consolidated financial statements for further discussion on the IRC Transaction.

Acquisition of Andacollo Royalty

        On January 25, 2010, the Company acquired an interest in the gold produced from the sulfide portion of the Andacollo project in Chile from a Chilean subsidiary of Teck. The purchase price for the Andacollo Royalty consisted of $217.9 million in cash and 1,204,136 of the Company's common shares.

        The Andacollo Royalty equals 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. Gold will be produced as a by-product of copper production, with a gold recovery rate estimated by the operator to be approximately 61%. The Andacollo Royalty will not cover copper production.

        Once the mine is in full production, the operator expects the mill to have a capacity of 55,000 tonnes (60,630 tons) per day. The operator estimates that the mine will produce on average approximately 55,000 ounces of gold and 80,000 tonnes (88,185 tons) of copper in concentrate annually for the first ten years of commercial production, with an estimated mine life of 20 years. Ore has been introduced to the mill and shipments of copper concentrate commenced in early May 2010. Full commercial production is expected to be reached in the fourth quarter of calendar 2010.

Property Developments

Taparko

        The Taparko mine commenced gold production in August 2007 and has contributed approximately $50.0 million in royalty revenue (from TB-GSR1 and TB-GSR2, collectively) since production commenced. Gold sales at Taparko for the fiscal years ended June 30, 2010, and 2009 were approximately 118,000 ounces and 48,000 ounces, respectively. The increase in gold sales during the period was attributable to improved mill throughput, mill availability, grade and recoveries. As of June 30, 2010, we have recognized royalty revenue associated with the TB-GSR1 royalty totaling $30.6 million, which is attributable to cumulative production of approximately 202,000 ounces of gold. Management estimates that, based on Taparko's last three quarters of production and its calendar 2010 production guidance, the $35 million cap associated with TB-GSR1 could be met during the third calendar quarter of 2010. Upon achieving the $35 million cap, the TB-GSR1 and TB-GSR2 royalties will terminate and the 2.0% GSR royalty (TB-GSR3) will become effective. The TB-GSR3 royalty covers all gold produced from the Taparko mine.

        Somita SA ("Somita"), a 90% owned subsidiary of High River and the operator of Taparko, is in breach of certain obligations under the Amended and Restated Funding Agreement dated February 22, 2006 (the "Funding Agreement") between Royal Gold, Inc. and Somita. Royal Gold invested $35 million for the development of the Taparko mine under the Funding Agreement. As security for the Company's investment in Somita, two of High River's subsidiaries have pledged their equity interests in Somita and High River (West Africa) Ltd., the corporate parent of Somita. This pledge will remain in effect until certain production and performance standards have been attained at the Taparko mine, sufficient to satisfy the Completion Test, as defined in the Funding Agreement. The Completion Test commenced on December 1, 2009, and continued for 90 days. The results of the Completion Test have been reported to the Company and are currently under review by management. If management determines that Somita has satisfied the requirements of the Completion Test, the pledge of the equity interests in Somita and its corporate parent (High River (West Africa) Ltd.) will terminate and this security will be released.

        In addition, Royal Gold obtained as collateral a pledge of shares of certain equity investments in public companies held by High River. The market value of the pledged shares, based on June 30, 2010 closing price, is approximately $72.9 million. The Company's carrying value of its royalty interests at Taparko was approximately $5.8 million as of June 30, 2010. The pledge of High River's equity investments will remain in effect until the satisfaction of certain requirements as provided in the construction contract between Somita and its construction contractor, so long as there are no outstanding claims by the Company against the pledged securities.

        Royal Gold has not agreed to forbear pursuing any of its remedies under the Funding Agreement or other agreements with High River and its affiliates.

Cortez

        Higher royalty revenue at Cortez in the third fiscal quarter of 2010 was offset by lower royalty revenue in the fourth fiscal quarter of 2010, due to the allocation of ore sourced from Cortez Hills, which is outside the area subject to our royalty interests. As the focus of production shifts to Cortez Hills, the production related to our royalty interests will continue to decline. With this operating plan, Barrick expects approximately 240,000 ounces of gold to be produced from the Company's royalty interest during calendar 2010 compared to approximately 362,000 ounces of gold produced in calendar 2009.

Robinson

        Production at Robinson was reduced during much of the first half of calendar 2010 as access to the Veteran Pit was restricted due to high-wall instability which occurred in the second quarter of calendar 2009. Full access has been re-established as of August 2010. Quadra also reported that additional flotation cells are fully operational and concentrate contracts have been re-negotiated to allow for more flexibility with respect to concentrate grades. In August 2010, Quadra reduced its 2010 annual production guidance at Robinson to 115-125 million pounds of copper from 135 million pounds and approximately 75,000 ounces of gold from 80,000 ounces as Quadra has encountered larger than anticipated historical underground workings.

Siguiri

        Our royalty at Siguiri is subject to a dollar cap of approximately $12.0 million. As of June 30, 2010, approximately $1.8 million remains under the cap. Based on historical production at Siguiri, the Company expects to reach the dollar cap during the second half of calendar 2010. Due to the expected achievement of the dollar cap, the Company no longer considers the Siguiri royalty principal to its business.

Mulatos

        In March 2010, Alamos announced a 17% increase in proven and probable reserves at Mulatos and plans to increase crusher throughput by up to 20% by the fourth quarter of calendar 2010. A closed circuit crushing system was installed recently which is also expected to improve recovery.

Peñasquito

        Royalty revenue at Peñasquito during fiscal year 2010 reflects combined oxide and sulfide production of gold, silver, lead and zinc. In June, Goldcorp reported that mechanical completion of the second sulfide processing line ("Line 2") had been achieved ahead of the previously expected third calendar quarter completion date. Line 2 is now in the commissioning phase and ramping up toward designed 50,000 tonne-per-day (55,115 tons) capacity. The first sulfide processing line ("Line 1") is regularly operating at designed production levels of 50,000 tonnes (55,115 tons) per day and declaration of commercial production remains on schedule for the third calendar quarter of 2010. Construction of the 30,000 tonne-per-day (33,069 tons) high pressure grinding roll circuit is on track for completion in the fourth calendar quarter of 2010 with full production ramp-up to the planned 130,000 tonne per day capacity to be reached in early calendar 2011.

Voisey's Bay

        As part of the IRC Transaction, the Company acquired an effective 2.7% NSR royalty on the Voisey's Bay property, which is operated by Vale and located in Newfoundland and Labrador, Canada. Monthly production capacity at Voisey's Bay is approximately 7.0 million pounds of nickel and 5.6 million pounds of copper. Since August 1, 2009, about 200 workers at Voisey's Bay have been on strike. On March 12, 2010, Vale reported that it had resumed production from the Voisey's Bay Ovoid mine and mill, which supplies nickel concentrate to Vale's operations at Thompson and Sudbury and copper concentrates to clients in Europe. The Voisey's Bay site is reported to be operating two weeks on, two weeks off, producing approximately 3.5 million pounds of nickel and 2.8 million pounds of copper per month. As of early August 2010, the strike at Voisey's Bay has not been resolved. Vale is currently operating at about 40% of capacity and is working on ramping up to full production.

Dolores

        Minefinders reported that production at Dolores was lower during the second calendar of 2010 due to lower grades. Minefinders expects production to increase through the second half of calendar 2010 due to increasing grades, completion of tertiary screen repairs and loading of ore onto the phase 2 leach pad beginning in late August 2010.

Las Cruces

        Inmet's Las Cruces copper operation in Spain continues to experience difficulties as they start-up. Inmet has reported that a number of equipment failures and operational issues delayed the ramp-up of the plant and limited the ability to operate continuously. Beginning in July 2010, Inmet has been focused on increasing available plant capacity and reducing the causes of equipment failures. Inmet expects their 70% interest to yield 20,000 to 30,000 tonnes of copper cathode this year.

Pascua-Lama

        Barrick has reported that detailed engineering and procurement is nearing completion and the project is on track to enter production during the first quarter of calendar 2013. Barrick stated that major, long lead items have been ordered and the Barriales Camp in Chile is essentially complete. Roadwork is progressing well and about three million tons have been moved as a part of initial earthworks.

Canadian Malartic

        Osisko reported that the Canadian Malartic gold project is advancing well and estimates that the project will be fully operational during the second quarter of calendar 2011, with average annual gold production of 630,000 ounces.

Wolverine

        Yukon Zinc is completing the construction of its operating plan and facilities at the Wolverine mine. The primary focus includes commissioning of all equipment and the ore processing circuits, as well as completing construction priorities to move the mine into production. Yukon Zinc expects ore to be fed to the mill in September 2010.

Operators' Production Estimates by Royalty for Calendar Year 2010

        We received production estimates from the operators of our producing mines during the first calendar quarter of 2010. The following table shows such production estimates for our principal producing properties for calendar year 2010 as well as the actual production reported to us by the various operators for the six months ended June 30, 2010. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators' estimates or production reports and have not independently assessed or verified the accuracy of such information.

Operators' Production Estimate by Royalty for Calendar Year 2010 and Reported Production
For the period January 1, 2010 through June 30, 2010
Principal Producing Properties

	Calendar 2010 Operator's Production Estimate(1)			Reported Production through June 30, 2010(2)
Royalty	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)
Andacollo(3)	30,000			4,145	—	—
Cortez(4) GSR1	241,000	—	—	136,805	—	—
Cortez GSR2	—	—	—	952	—	—
Cortez GSR3	241,000	—	—	137,757	—	—
Cortez NVR1	188,000	—	—	110,519	—	—
Dolores(4,5)	91,000	2.3 million	—	34,853	0.5 million	—
Gwalia Deeps	102,000			47,626	—	—
Las Cruces(4)
Copper			161 million			20.8 million
Leeville	429,000	—	—	220,459	—	—
Mulatos(4)	160,000	—	—	74,586	—	—
Peñasquito(4)	180,000	13.4 million		66,944	5.3 million
Lead			107 million			34.1 million
Zinc			135 million			47.3 million
Robinson(4)	75,000	—		43,775	—
Copper			115 million			54.6 million
Taparko(4)	137,000	—	—	59,953	—	—
Voisey's Bay(4,6)
Copper			N/A			8.6 million
Nickel			N/A			19.0 million

(1)
There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2010 through June 30, 2010, as reported to us by the operators of the mines.

  Please refer to "Recent Developments, Property Developments" earlier within this MD&A for further discussion on certain of our principal properties.

(3)
The operator estimates that the mine will produce on average approximately 55,000 ounces of gold in concentrate annually for the first ten years of commercial production. The production estimate shown represents the expected ramp-up of production, beginning April 2010, to commercial production.

(4)
Please refer to "Recent Developments, Property Developments" earlier within this MD&A for further discussion on updates at this property.

(5)
Minefinders estimates that calendar 2010 production for gold will be between 91,000 ounces and 100,500 ounces of gold, and silver production is estimated between 2.3 million ounces and 2.6 million ounces of silver.

(6)
The Company has not yet received calendar 2010 production guidance from the operator.

        The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our royalty interests, as reported to us by the operators of the mines:

Historical Production(1) by Royalty
For the Fiscal Years Ended June 30, 2010, 2009 and 2008
Principal Producing Properties

Royalty	Metal	2010	2009	2008
Andacollo	Gold	4,145 oz.	N/A	N/A
Cortez GSR1	Gold	355,513 oz.	200,578 oz.	400,396 oz.
Cortez GSR2	Gold	2,082 oz.	67,749 oz.	35,752 oz.
Cortez GSR3	Gold	357,595 oz.	268,327 oz.	436,148 oz.
Cortez NVR1	Gold	259,741 oz.	154,399 oz.	127,198 oz.
Dolores	Gold	73,463 oz.	38,819 oz.	N/A
	Silver	1.2 million oz.	326,182 oz.	N/A
Gwalia Deeps	Gold	47,626 oz.	N/A	N/A
Las Cruces	Copper	20.8 million lbs.	N/A	N/A
Leeville	Gold	454,148 oz.	429,122 oz.	360,811 oz.
Mulatos	Gold	164,954 oz.	167,907 oz.	120,933 oz.
Peñasquito	Gold	117,963 oz.	52,932 oz.	N/A
	Silver	7.2 million oz.	2.5 million oz.	N/A
	Lead	36.7 million lbs.	N/A	N/A
	Zinc	48.5 million lbs.	N/A	N/A
Robinson	Gold	86,101 oz.	113,740 oz.	120,873 oz.
	Copper	107.4 million lbs.	128.3 million lbs.	139.0 million lbs.
Taparko	Gold	117,505 oz.	48,105 oz.	36,078 oz.
Voisey's Bay	Nickel	19.0 million lbs.	N/A	N/A
	Copper	8.6 million lbs.	N/A	N/A

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

Use of Estimates

        The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

        Our most critical accounting estimates relate to our assumptions regarding future gold, silver, copper and other metal prices and the estimates of reserves and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions.

Royalty Interests in Mineral Properties

        Royalty interests in mineral properties include acquired royalty interests in production, development and exploration stage properties. The costs of acquired royalty interests in mineral properties are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the Accounting Standards Codification ("ASC") guidance.

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

Asset Impairment

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur in the future thus affecting the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

        Our estimates of gold, silver, copper and other metal prices, operator's estimates of proven and probable reserves related to our royalty properties, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.

Royalty Revenue

        Royalty revenue is recognized pursuant to guidance in ASC 605 and based upon amounts contractually due pursuant to the underlying royalty agreement. Specifically, revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectability of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

        Revenue recognized pursuant to the Robinson royalty agreement is based upon 3.0% of revenue received by the operator of the mine, Quadra, for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra's concentrate sales contracts with third-party smelters, in general, provide for an initial sales price payment based upon provisional assays and quoted metal prices at the date of shipment. Final true-up sales price payments to Quadra are subsequently based upon final assay and market metal prices on a specified future date, typically one to three months after the date the concentrate arrives at the third-party smelter (which generally occurs four to five months after the shipment date from the Robinson mine). We do not have all the key information regarding the terms of the operator's smelter contracts, such as the terms of specific concentrate shipments to a smelter or quantities of metal or expected settlement arrangements at the time of an operator's shipment of concentrate.

        Each monthly payment from Quadra is typically a combination of revenue received by Quadra for provisional payments during the month and any upward or downward adjustments for final assays and commodity prices for earlier shipments. Whether the payment to Royal Gold is based on Quadra's revenue in the form of provisional or final payments, Royal Gold records royalty revenue and the corresponding receivable based on the monthly amounts it receives from Quadra, as determined pursuant to the royalty agreement. The royalty contract does not provide Royal Gold with rights or obligations to settle any final assay and commodity price adjustments with Quadra. Therefore, once a given monthly payment is received by Royal Gold it is not subject to later adjustment based on adjustments for assays or commodity prices. Under the royalty agreement, Quadra may include such final adjustments as a component of future royalty payments.

Liquidity and Capital Resources

Overview

        At June 30, 2010, we had current assets of $371.3 million compared to current liabilities of $35.8 million for a current ratio of 10 to 1. This compares to current assets of $318.7 million and current liabilities of $6.2 million at June 30, 2009, resulting in a current ratio of approximately 51 to 1. The decrease in the Company's current ratio was due to an increase in the Company's current portion of long-term debt, which was due to the IRC Transaction.

        As further discussed earlier within this MD&A under "Recent Developments, Business Developments," on January 25, 2010, the Company completed the purchase of the Andacollo Royalty. The purchase price for the Andacollo Royalty consisted of $217.9 million in cash and 1,204,136 shares of the Company's common stock. The cash portion of the purchase price was funded using cash on hand.

        Also as discussed earlier within this MD&A under "Recent Developments, Business Developments," on February 22, 2010, the Company completed the IRC Transaction. The purchase price for the IRC Transaction consisted of approximately $350.0 million in cash, 5,234,086 shares of Royal Gold common stock and 1,806,649 Exchangeable Shares, which are convertible on a one-for-one basis for Royal Gold common stock. The cash portion of the total purchase price was sourced from cash on hand, cash acquired in the acquisition and from committed credit facilities, pursuant to which we borrowed $225 million.

        During the fiscal year ended June 30, 2010, liquidity needs were met from $136.6 million in royalty revenues (including $2.4 million of non-controlling interests) and our available cash resources, including our credit facilities. Also during the fiscal year ended June 30, 2010, our total assets increased to $1.9 billion compared to $809.9 million at June 30, 2009. The increase was primarily attributable to the increase in our royalty interests in mineral properties due the IRC Transaction and the acquisition of the Andacollo Royalty. The proceeds received from our June 2010 equity offering, as discussed below, also contributed to the overall increase in our total assets.

        We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service (current and long-term), cost of operation expenses, general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future. Our current financial resources are also available for royalty acquisitions, including the proposed acquisition of a gold stream on the Mt. Milligan project, and to fund dividends. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, has acquisition opportunities in various stages of active review. In the event of a substantial royalty or other acquisition, we would likely need to seek additional debt or equity financing opportunities.

        Please refer to our risk factors included in Part 1, Item 1A of this report for a discussion of certain risks that may impact the Company's liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Equity Offering

        In June 2010, we sold 5,980,000 shares of our common stock. The offering was priced at $48.50, and proceeds from the offering, net of commission and expenses, was approximately $276.2 million. The Company intends to use the net proceeds from the offering for general corporate purposes and to fund acquisitions of additional royalty interests, including the acquisition of the gold stream on the Mt. Milligan Project discussed earlier in this MD&A, under "Recent Developments, Business Developments."

Credit Facility

        In connection with the IRC Transaction described earlier in this MD&A, the Company borrowed $125 million under its credit facility. As of June 30, 2010, the Company had $125 million outstanding under the credit facility, the maximum amount available. Refer to Note 6 of the notes to consolidated financial statements for further discussion of the credit facility.

Term Loan

        In connection with the IRC Transaction described earlier in this MD&A, on January 20, 2010, we entered into an agreement to obtain a new $100 million term loan from HSBC Bank USA, National Association ("HSBC Bank") (the "Term Loan") to partially fund the IRC Transaction. The Term Loan was funded on February 17, 2010 in conjunction with the closing of the IRC Transaction. HSBC Securities (USA) Inc. acted as sole lead arranger for the Term Loan. The Term Loan is guaranteed by three wholly-owned subsidiaries of Royal Gold (the "Guarantors"). The obligations under the Term Loan were secured by certain Canadian assets of Royal Gold were replaced with certain Chilean assets of Royal Gold as of July 19, 2010.

        On March 26, 2010, the Company amended the Term Loan with HSBC Bank, and the Bank of Nova Scotia joined the Term Loan as a lender. The modifications to the Term Loan included, among other things: (1) an increase in the principal balance available under the Term Loan from $100 million to $130 million; (2) an extension of the final maturity date from 18 to 36 months from the initial funding date of February 17, 2010; (3) increases in the applicable LIBOR margin (currently set at 2.25%) by 0.50% every six months, commencing 18 months after the initial funding date until maturity; and (4) a reduction in the amortization rate from 10% of the initial funded amount per quarter to 5% of the fully funded principal amount per quarter. The additional Term Loan proceeds were used to redeem the 5.5% senior secured debentures assumed by the Company as part of the IRC Transaction.

        The Term Loan contains covenants limiting the ability of Royal Gold and its subsidiaries to, among other things, incur certain debt or liens, dispose of assets, enter into certain transactions with affiliates, make certain investments or consummate certain mergers, as well as a cross default provision to certain other permitted debt and royalty contracts. In addition, the Term Loan contains financial covenants relating to, among other things: (1) maintaining a leverage ratio (as defined) of 3.0 to 1.0 or less; (2) maintaining a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive quarterly net income; (3) maintaining an interest coverage ratio (as defined) of greater than 3.0 to 1.0 and (4) maintaining a current ratio (as defined) for the periods ending March 31, 2010 and June 30, 2010 of at least 1.0 to 1.0, and for all times thereafter, of at least 1.5 to 1.0.

Prepayment and Termination of Chilean Term Loan Facility

        Royal Gold Chile Limitada ("RGCL"), a wholly-owned subsidiary of Royal Gold, had a $19.25 million term loan outstanding bearing interest at LIBOR plus 0.25% pursuant to an Amended and Restated Term Loan Agreement ("Amended and Restated Agreement") between RGCL and HSBC Bank. On September 23, 2009, RGCL prepaid the full $19.25 million outstanding, plus interest, under the Amended and Restated Agreement. In addition to prepaying all outstanding amounts, RGCL notified HSBC Bank of its intention to terminate the Amended and Restated Agreement. Termination of the Amended and Restated Agreement was effective September 24, 2009.

        To secure RGCL's obligations under the Amended and Restated Agreement, the Company maintained $19.25 million in a Collateral Account at HSBC Bank. The Collateral Account balance was recorded as Restricted cash—compensating balance on the Company's consolidated balance sheets. Upon the full prepayment and termination of the Amended and Restated Agreement, the Collateral Account was closed and the $19.25 million was reclassified to Cash and equivalents on the Company's consolidated balance sheets.

Contractual Obligations

        Our contractual obligations as of June 30, 2010, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt(1)	$266,271	$32,087	$108,343	$125,841	$—
Operating leases	525	203	322	—	—
Other long-term obligations	83	26	53	4	—

Total	$266,879	$32,316	$108,718	$125,845	$—

(1)
Amounts represent principal ($248.5 million) and estimated interest payments ($17.8 million) assuming no early extinguishment.

        For information on our contractual obligations, see Notes 6 and 15 of the Notes to Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" of this report. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.

Results of Operations

Fiscal Year Ended June 30, 2010, Compared with Fiscal Year Ended June 30, 2009

        For the fiscal year ended June 30, 2010, we recorded net income available to Royal Gold common stockholders of $21.5 million, or $0.49 per basic and diluted share, compared to net income of $38.3 million, or $1.09 per basic share and $1.07 per diluted share, for the fiscal year ended June 30, 2009. The decrease in our earnings per share during the fiscal year ended June 30, 2010 was due to (1) the IRC one-time severance and acquisition related costs of approximately $19.4 million, and (2) the one-time royalty restructuring gain of $31.5 million during the fiscal year ended June 30, 2009, as part of the Barrick royalty portfolio acquisition. The after tax effect of the one-time IRC related costs during the fiscal year ended, was $0.33 per basic share. The after tax effect of the one-time royalty restructuring gain during the fiscal year ended June 30, 2009, was $0.60 per basic share.

        For fiscal year 2010, we recognized total royalty revenue of $136.6 million (including $2.4 million of non-controlling interest), at an average gold price of $1,089 per ounce, compared to royalty revenue of $73.8 million (including $1.1 million of minority interest), at an average gold price of $874 per ounce for fiscal year 2009. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2010 compared to fiscal year 2009 is as follows:

Royalty Revenue and Production Subject to our Royalty Interests
Fiscal Years Ended June 30, 2010 and 2009
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2010		Fiscal Year Ended June 30, 2009
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)	Royalty Revenue	Reported Production(1)
Taparko(2)	Gold	$32,157	117,505 oz.	$10,431	48,105 oz.
Cortez	Gold	$25,059	357,595 oz.	$16,343	268,327 oz.
Robinson		$12,148		$7,695
	Gold		86,101 oz.		113,740 oz.
	Copper		107.4 million lbs.		128.3 million lbs.
Leeville	Gold	$9,912	454,148 oz.	$6,659	429,122 oz.
Mulatos	Gold	$8,990	164,954 oz.	$6,110	167,907 oz.
Siguiri(3)	Gold	$6,037	296,223 oz.	$3,966	241,817 oz.
Peñasquito(4)		$6,032		$1,541
	Gold		117,963 oz.		52,932 oz.
	Silver		7.2 million oz.		2.5 million oz.
	Lead		36.7 million lbs.		N/A
	Zinc		48.5 million lbs.		N/A
Goldstrike(3)	Gold	$3,939	348,802 oz.	$5,585	724,368 oz.
Voisey's Bay(4,5)		$3,907		N/A
	Nickel		19.0 million lbs.		N/A
	Copper		8.6 million lbs.		N/A
Andacollo(6)	Gold	$3,762	4,145 oz.	N/A	N/A
Dolores		$2,987		$900
	Gold		73,463 oz.		38,819 oz.
	Silver		1.2 million oz.		326,182 oz.
Las Cruces(5)	Copper	$903	20.8 million lbs.	N/A	N/A
Gwalia Deeps(5)	Gold	$854	47,626 oz.	N/A	N/A
Other(7)	Various	$19,878	N/A	$14,541	N/A
Total Royalty Revenue		$136,565		$73,771

(1)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2010 and June 30, 2009, as reported to us by the operators of the mines.

(2)
Refer to "Recent Developments, Property Developments" as discussed earlier within this MD&A for a further discussion on recent developments at Taparko. Our TB-GSR1 royalty at Taparko will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. Our TB-GSR2 royalty will remain in effect until the termination of TB-GSR1. As of June 30, 2010, we have recognized approximately $30.6 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 202,000 ounces of gold. The Company expects the dollar cap could be met during the third calendar quarter of 2010.

(3)
As of June 30, 2010, the Company no longer considers this royalty principal to its business due to the decline in future potential royalty revenue from the property.

(4)
Refer to "Recent Developments, Property Developments" as discussed earlier within this MD&A for a further discussion of recent developments at property.

(5)
Royalty acquired as part of the IRC Transaction. Refer to "Recent Developments, Business Developments" for further discussion on the IRC Transaction and "Recent Developments, Property Developments" for further discussion on recent developments at the property.

(6)
Royalty acquired in January 2010. Production at Andacollo began during the second calendar quarter of 2010. Refer to "Recent Developments, Business Developments" earlier within this MD&A for further discussion on the acquisition of the Andacollo Royalty.

(7)
"Other" includes all of the Company's non-principal producing royalties as of June 30, 2010 and 2009. Individually, no royalty included within the "Other" category contributed greater than 5% of our total royalty revenue for either period.

        The increase in royalty revenue for the fiscal year ended June 30, 2010, compared with the fiscal year ended June 30, 2009, resulted primarily from an increase in the average gold and copper prices, additional revenue from the recently acquired IRC producing royalties and the Andacollo Royalty, and an increase in production at Taparko, Peñasquito and Cortez. These increases were partially offset during the period by a decrease in production at Robinson. Please refer to "Recent Developments, Property Developments" earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.

        Cost of operations expenses increased to $6.2 million for the fiscal year ended June 30, 2010, from $3.6 million for the fiscal year ended June 30, 2009. The increase was primarily due to an increase in non-cash stock-based compensation allocated to cost of operations of approximately $1.2 million and an increase in the Nevada Net Proceeds Tax ("NNPT") expense of approximately $0.8 million, which resulted from an increase in royalty revenue from Cortez, Robinson and Leeville.

        General and administrative expenses increased to $12.6 million for the fiscal year ended June 30, 2010, from $7.4 million for the fiscal year ended June 30, 2009. The increase was primarily due to an increase in non-cash stock-based compensation expense allocated to general and administrative expense during the period of approximately $2.2 million, an increase in general corporate costs of approximately $1.5 million and an increase in accounting and tax related expenses of approximately $1.0 million.

        Exploration and business development expenses increased to $3.5 million for the fiscal year ended June 30, 2010, from $3.0 million for the fiscal year ended June 30, 2009. The increase was primarily due to an increase in non-cash stock-based compensation allocated to exploration and business development of approximately $1.0 million. This increase was partially offset by a decrease in consulting and legal related expenses for exploration and business development activities.

        The Company recorded total non-cash stock-based compensation expense related to our equity compensation plans of $7.3 million for the fiscal year ended June 30, 2010, compared to $2.9 million for the fiscal year ended June 30, 2009. The increase is primarily due to an increase in the number of performance share awards the Company has estimated will vest. Our non-cash stock-based compensation is allocated amongst costs of operations, general and administrative and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 7 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock-based compensation for the fiscal years ended June 30, 2010 and 2009.

        Depreciation, depletion and amortization expense increased to $53.8 million for the fiscal year ended June 30, 2010, from $32.6 million for the fiscal year ended June 30, 2009. Increased production at Taparko, Peñasquito, Dolores and Leeville resulted in additional depletion expense of approximately $14.7 million during the period. Also, the producing royalties acquired as part of the IRC Transaction resulted in additional depletion expense of approximately $5.5 million from the acquisition date through June 30, 2010.

        As discussed in Note 3 to the notes to consolidated financial statements, the Company incurred approximately $19.4 million in severance and acquisition related costs associated with the IRC Transaction. These one-time, non-recurring costs were related to financial advisory, legal, accounting, tax and consulting services associated with the IRC Transaction as well as severance related payments as part of the termination of IRC's officers and certain employees upon acquisition of IRC.

        Interest and other income increased to $6.4 million for the fiscal year ended June 30, 2010, from $3.2 million for the fiscal year ended June 30, 2009. The increase was primarily due to a $5.9 million gain on distributions of gold inventory attributable to non-controlling interests. The increase was partially off by (i) a decrease in our average invested cash during fiscal year 2010 when compared to fiscal year 2009, and (ii) a decrease in the interest rates associated with our invested cash.

        Interest and other expense increased to $3.8 million for the fiscal year ended June 30, 2010, from $1.0 million for the fiscal year ended June 30, 2009. The increase was primarily due to an increase in interest expense associated with the outstanding balances on the Company's debt facilities, as discussed in Note 6 of the notes to consolidated financial statements.

        During the fiscal year ended June 30, 2010, we recognized income tax expense totaling $14.2 million compared with $21.9 million during the fiscal year ended June 30, 2009. This resulted in an effective tax rate of 32.5% during the current period, compared with 34.6% in the prior period. The decrease in the effective tax rate for June 30, 2010 is primarily related to (i) less pre-tax income as a result of the one-time royalty portfolio gain in June 30, 2009, (ii) an increase in the depletion allowance, and (iii) an increase in the income attributable to non-controlling interests. The tax rate for June 30, 2010 also included non-deductible acquisition related costs and increases in reserves for income tax contingencies as a result of uncertain tax positions acquired during the year. Without the costs incurred as a result of the IRC Transaction, the effective tax rate would have been 29.5% for the year.

Fiscal Year Ended June 30, 2009, Compared with Fiscal Year Ended June 30, 2008

        For the fiscal year ended June 30, 2009, we recorded net income of $38.3 million, or $1.09 per basic share and $1.07 per diluted share, compared to net income attributable to Royal Gold stockholders of $24.0 million, or $0.62 per basic share and $0.61 per diluted share (after adjustments for preferred stock dividends and deemed dividends), for the fiscal year ended June 30, 2008. The increase in our earnings per share during the period was primarily due to the royalty portfolio restructuring gains of approximately $33.7 million as part of the Barrick royalty portfolio acquisition and the Benso royalty buy-back exercise by Golden Star during our fiscal year 2009. The effect of the restructuring gains was $0.62 per basic share, after taxes.

        For fiscal year 2009, we recognized total royalty revenue of $73.8 million (including $1.1 million of non-controlling interest), at an average gold price of $874 per ounce, compared to royalty revenue of $66.3 million (including $1.4 million of non-controlling interest), at an average gold price of $821 per ounce for fiscal year 2008. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2009 compared to fiscal year 2008 is as follows:

Royalty Revenue and Production Subject to our Royalty Interests
Fiscal Years Ended June 30, 2009 and 2008
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2009		Fiscal Year Ended June 30, 2008
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)	Royalty Revenue	Reported Production(1)
Cortez	Gold	$16,343	268,327 oz.	$21,989	436,148 oz.
Taparko(2)	Gold	$10,431	48,105 oz.	$7,435	36,078 oz.
Robinson		$7,695		$16,576
	Gold		113,740 oz.		120,873 oz.
	Copper		128.3 million lbs.		139.0 million lbs.
Leeville	Gold	$6,659	429,122 oz.	$5,570	360,811 oz.
Mulatos	Gold	$6,110	167,907 oz.	$1,521	120,933 oz.
Goldstrike	Gold	$5,585	724,368 oz.	$5,086	698,488 oz.
Siguiri(3)	Gold	$3,966	241,817 oz.	N/A	N/A
Peñasquito (oxide)		$1,541		$59
	Gold		52,932 oz.		1,618 oz.
	Silver		2.5 million oz.		91,601 oz.
Dolores		$900		N/A
	Gold		38,819 oz.		N/A
	Silver		326,182 oz.		N/A
Other(4)	Various	$14,541	N/A	$8,061	N/A
Total Royalty Revenue		$73,771		$66,297

(1)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2009 and June 30, 2008, as reported to us by the operators of the mines.

(2)
Refer to "Recent Developments—Property Developments" as discussed earlier within this MD&A for a further discussion on recent developments at Taparko. Our TB-GSR1 royalty at Taparko will remain in effect until cumulative production of 804,420 ounces of gold is achieved or until cumulative payments of $35 million have been made to Royal Gold, whichever occurs first. Our TB-GSR2 royalty will remain in effect until the termination of TB-GSR1. As of June 30, 2009, we recognized approximately $11.2 million in royalty revenue associated with TB-GSR1, which is attributable to cumulative production of approximately 84,000 ounces of gold.

(3)
The Siguiri royalty is subject to a dollar cap of approximately $12.0 million. As of June 30, 2009, approximately $7.9 million remained under the Siguiri royalty cap.

(4)
"Other" includes all of the Company's non-principal producing royalties as of June 30, 2009 and 2008. Individually, no royalty included within "Other" contributed greater than 5% of our total royalty revenue for the period.

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

        Cost of operations expenses decreased to $3.6 million for the fiscal year ended June 30, 2009, from $3.7 million for the fiscal year ended June 30, 2008. The decrease was primarily due to a decrease in the NNPT expense, which resulted primarily from a decrease in royalty revenue from Robinson and Cortez. This decrease was partially offset by an increase in legal fees associated with the Holt litigation as discussed further under "Recent Developments, Property Developments" within this MD&A.

        General and administrative expenses increased to $7.4 million for the fiscal year ended June 30, 2009, from $7.2 million for the fiscal year ended June 30, 2008. The increase was primarily due to an increase in non-cash stock-based compensation expense allocated to general and administrative expense during the period and an increase in corporate legal fees.

        Exploration and business development expenses decreased to $3.0 million for the fiscal year ended June 30, 2009, from $4.1 million for the fiscal year ended June 30, 2008. The decrease was due to a decrease in legal, tax and consulting services for business development activities during the period.

        The Company recorded total non-cash stock-based compensation expense related to our equity compensation plan of $2.9 million for each of the fiscal years ended June 30, 2009 and 2008. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income. Please refer to Note 7 of the Notes to consolidated financial statements for further discussion of our stock-based compensation and the allocation of non-cash stock-based compensation for the fiscal year ended June 30, 2009 and 2008.

        Depreciation, depletion and amortization expense increased to $32.6 million for the fiscal year ended June 30, 2009, from $18.4 million for the fiscal year ended June 30, 2008. Depletion from the Barrick royalties acquired in October 2008 contributed approximately $8.6 million in additional depletion expense during fiscal year 2009. Increased production at Taparko, Leeville, Goldstrike and El Chanate resulted in additional depletion expense of approximately $2.4 million during fiscal year 2009. Properties that recently began production, which included Peñasquito and Dolores, contributed approximately $1.2 million in additional depletion expense during fiscal year 2009.

        Interest and other income decreased to $3.2 million for the fiscal year ended June 30, 2009, from $6.7 million for the fiscal year ended June 30, 2008. The decrease was primarily due to a significant decrease in interest rates associated with our invested cash. The decrease was partially offset by a $1.9 million gain on a distribution to a non-controlling interest holder.

        During the fiscal year ended June 30, 2009, we recognized income tax expense totaling $21.9 million compared with $12.1 million during the fiscal year ended June 30, 2008. This resulted in an effective tax rate of 34.6% in fiscal year 2009, compared with 31.7% in the prior period. The increase in our effective tax rate was the result of the royalty restructuring gain as part of the Barrick royalty portfolio acquisition during our fiscal year 2009, and an increase in the amount of foreign losses for which no tax benefit is currently recognized.

Forward-Looking Statements

        Cautionary "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

  •
  changes in gold and other metals prices on which our royalties are paid or prices associated with the primary metals mined at our royalty properties;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies. Please see "Volatility in gold, silver, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues," under Part I, Item 1A, Risk Factors, of this report for more information on factors that can affect gold, silver, copper and other metal prices as well as historical gold, silver, and copper prices.

        During the fiscal year ended June 30, 2010, we reported royalty revenues of $136.6 million, with an average gold price for the period of $1,089 per ounce and an average copper price of $3.03 per pound. Approximately 81% of our total recognized revenues for the fiscal year ended June 30, 2010, were attributable to gold sales from our gold producing royalty interests, as shown within Item 7, MD&A, of this report. For the fiscal year ended June 30, 2010, if the price of gold had averaged higher or lower by $100 per ounce, we would have recorded an increase in revenue of approximately $11.3 million or a decrease in revenue of approximately $10.6 million. Approximately 9% of our total recognized revenues for the fiscal year ended June 30, 2010, were attributable to copper sales from our copper producing royalty interests. For the fiscal year ended June 30, 2010, if the price of copper had averaged higher or lower by $0.50 per pound, we would have recorded an increase or decrease in revenues of approximately $2.1 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors Royal Gold, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under part II, Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for non-controlling interests effective July 1, 2009, which required retrospective application for all periods presented.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Denver, Colorado
August 26, 2010

ROYAL GOLD, INC.

Consolidated Balance Sheets
As of June 30,
(In thousands except share data)

	2010	2009
ASSETS
Cash and equivalents	$324,846	$294,566
Royalty receivables	40,363	20,597
Income tax receivable	3,432	2,372
Prepaid expenses and other current assets	2,627	1,173

Total current assets	371,268	318,708
Royalty interests in mineral properties, net (Note 5)	1,467,983	455,966
Restricted cash—compensating balance	—	19,250
Other assets	22,082	16,000

Total assets	$1,861,333	$809,924

LIABILITIES
Current portion of long-term debt (Note 6)	$26,000	$—
Accounts payable	2,367	2,403
Dividends payable	4,970	3,259
Other current liabilities	2,437	527

Total current liabilities	35,774	6,189
Long-term debt (Note 6)	222,500	—
Net deferred tax liabilities	152,583	23,371
Chilean loan facility	—	19,250
Other long-term liabilities	16,928	703

Total liabilities	427,785	49,513

Commitments and contingencies (Note 15)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 53,324,171 and 40,480,311 shares outstanding, respectively	534	405
Exchangeable shares, no par value, 1,806,649 and 0 shares issued, less 176,540 and 0 redeemed shares, respectively	71,741	—
Additional paid-in capital	1,284,087	702,407
Accumulated other comprehensive (loss)	(34)	(80)
Accumulated earnings	51,862	46,709
Treasury stock, at cost (96,675 and 0 shares, respectively)	(4,474)	—

Total Royal Gold stockholders' equity	1,403,716	749,441
Non-controlling interests	29,832	10,970

Total equity	1,433,548	760,411

Total liabilities and equity	$1,861,333	$809,924

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

For The Years Ended June 30,

(In thousands except share data)

	2010	2009	2008
Royalty revenues	$136,565	$73,771	$66,297
Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	6,235	3,551	3,664
General and administrative	12,595	7,352	7,208
Exploration and business development	3,503	2,998	4,079
Depreciation, depletion and amortization	53,793	32,578	18,364
Severance and acquisition related costs	19,404	—	—

Total costs and expenses	95,530	46,479	33,315

Operating income	41,035	27,292	32,982
Royalty portfolio restructuring gain	—	33,714	—
Interest and other income	6,360	3,192	6,742
Interest and other expense	(3,809)	(984)	(1,729)

Income before income taxes	43,586	63,214	37,995
Income tax expense	(14,164)	(21,857)	(12,050)
Loss from equity investment	—	—	(550)

Net income	29,422	41,357	25,395
Net income attributable to non-controlling interests	(7,930)	(3,009)	(1,352)

Net income attributable to Royal Gold stockholders	21,492	38,348	24,043
Preferred dividends	—	—	(4,788)

Net income available to Royal Gold common stockholders	$21,492	$38,348	$19,255

Net income	$29,422	$41,357	$25,395
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	45	(145)	(393)

Comprehensive income	29,467	41,212	25,002
Comprehensive income attributable to non-controlling interests	(7,930)	(3,009)	(1,352)

Comprehensive income attributable to Royal Gold stockholders	$21,537	$38,203	$23,650

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.49	$1.09	$0.62

Basic weighted average shares outstanding	43,640,414	35,337,133	31,054,725

Diluted earnings per share	$0.49	$1.07	$0.61

Diluted weighted average shares outstanding	43,980,817	35,789,076	31,390,293

Cash dividends declared per common share	$0.34	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2010, 2009 and 2008

(In thousands except share data)

	Royal Gold Stockholders
					Exchangeable Shares
	Preferred Shares		Common Shares					Accumulated Other Comprehensive Income (Loss)		Treasury Stock
							Additional Paid-In Capital		Accumulated Earnings			Non-controlling interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at June 30, 2007	—	$—	28,892,980	$289	—	$—	$310,439	$458	$8,992	229,224	$(1,097)	$11,121	$330,202
Issuance of preferred stock for:
7.25% Mandatory Convertible	1,150,000	$115,000	—	—			(3,902)	—	—	—	—	—	111,098
Issuance of common stock for:
Conversion of 7.25% Mandatory Convertible Preferred Stock	(1,150,000)	(115,000)	3,977,683	40			116,946	—	—	—	—	—	1,986
Battle Mountain acquisition	—	—	1,144,025	11			35,832	—	—	—	—	—	35,843
Equity offering costs	—	—	—	—			(29)	—	—	—	—	—	(29)
Stock-based compensation and related share issuances	—	—	121,375	1			4,315	—	—	—	—	—	4,316
IAMGOLD Corporation and Repadre International Corporation	—	—	216,642	2			6,343	—	—	—	—	—	6,345
Retire treasury stock	—	—	(426,210)	(4)			(6,609)	—	—	(426,210)	6,613	—	—
Repurchase of common stock	—	—	—	—			—	—	—	196,986	(5,516)	—	(5,516)
Net income	—	—	—	—			—	—	24,043	—	—	1,352	25,395
Comprehensive income (loss)	—	—	—	—			—	(393)	—	—	—	—	(393)
Distribution to non-controlling interests	—	—	—	—			—	—	—	—	—	(1,062)	(1,062)
Preferred stock deemed dividend upon conversion	—	—	—	—			—	—	(1,986)	—	—	—	(1,986)
Preferred stock dividends declared	—	—	—	—			—	—	(2,803)	—	—	—	(2,803)
Common stock dividends declared	—	—	—	—			—	—	(8,768)	—	—	—	(8,768)

Balance at June 30, 2008	—	$—	33,926,495	$339	—	$—	$463,335	$65	$19,478	—	$—	$11,411	$494,628
Issuance of common stock for:
Equity offering	—	—	6,500,000	65			234,867	—	—	—	—	—	234,932
Other	—	—	5,335	—			178	—	—	—	—	—	178
Stock-based compensation and related share issuances	—	—	48,481	1			4,027	—	—	—	—	—	4,028
Net income	—	—	—	—			—	—	38,348	—	—	3,009	41,357
Comprehensive income (loss)	—	—	—	—			—	(145)	—	—	—	—	(145)
Distribution to non-controlling interests	—	—	—	—			—	—	—	—	—	(3,450)	(3,450)
Dividends declared	—	—	—	—			—	—	(11,117)	—	—	—	(11,117)

Balance at June 30, 2009	—	$—	40,480,311	$405	—	$—	$702,407	$(80)	$46,709	—	$—	$10,970	$760,411
Issuance of common stock for:													—
Equity offering	—	—	5,980,000	60			276,158	—	—	—	—	—	276,218
Acquisition of International Royalty Corporation	—	—	5,234,086	52	1,806,649	79,511	230,236	—	—	22,245	(917)	20,704	329,586
Andacollo Royalty acquisition	—	—	1,204,136	12			53,416	—	—	—	—	—	53,428
Exchange of exchangeable shares	—	—	176,540	2	(176,540)	(7,770)	7,768	—	—	—	—	—	—
Stock-based compensation and related share issuances	—	—	249,098	3			14,102	—	—	74,430	(3,557)	—	10,548
Net income	—	—	—	—			—	—	21,492	—	—	7,930	29,422
Comprehensive income (loss)	—	—	—	—			—	46	—	—	—	—	46
Distribution to non-controlling interests	—	—	—	—			—	—	—	—	—	(9,772)	(9,772)
Dividends declared	—	—	—	—			—	—	(16,339)	—	—	—	(16,339)

Balance at June 30, 2010	—	$—	53,324,171	$534	1,630,109	$71,741	$1,284,087	$(34)	$51,862	96,675	$(4,474)	$29,832	$1,433,548

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$29,422	$41,357	$25,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	53,793	32,578	18,364
Gain on distribution to non-controlling interest	(5,891)	(1,924)	(543)
Deferred tax expense (benefit)	(7,536)	(2,170)	115
Non-cash employee stock compensation expense	7,279	2,921	2,869
Gain on royalty restructuring	—	(33,714)	—
Tax benefit of stock-based compensation exercises	(1,638)	(334)	(722)
Other	371	—	(665)
Changes in assets and liabilities:
Royalty receivables	(19,055)	(4,280)	(3,120)
Prepaid expenses and other assets	4,035	(477)	36
Accounts payable	(10,742)	(1,834)	2,244
Income taxes (receivable) payable	(2,697)	(147)	(1,846)
Other	1,030	(1,929)	(3,000)

Net cash provided by operating activities	$48,371	$30,047	$39,127

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(232,996)	(186,110)	(19,179)
Acquisition of International Royalty Corporation, net of cash acquired	(270,233)	—	—
Proceeds from royalty restructuring	—	34,897	—
Change in restricted cash—compensating balance	19,250	(3,500)	—
Proceeds on sale of Inventory—restricted	3,647	3,477	1,077
Deferred acquisition costs	(120)	(1,021)	(157)
Other	(86)	(284)	(42)

Net cash used in investing activities	$(480,538)	$(152,541)	$(18,301)

Cash flows from financing activities:
Borrowings from credit facilities	255,000	—	—
Tax benefit of stock-based compensation exercises	1,638	334	722
(Prepayment of) borrowings under Chilean loan facility	(19,250)	3,500	—
Common stock dividends	(14,628)	(10,242)	(8,253)
Preferred stock dividends	—	—	(2,802)
Repayment of debt	(36,013)	—	—
Proceeds from foreign exchange contract	4,101	—	—
Distribution to non-controlling interests	(3,647)	(3,477)	(1,077)
Net proceeds from issuance of common stock	276,839	235,707	698
Net proceeds from issuance of preferred stock	—	—	111,098
Stock repurchase program	—	—	(5,516)
Gold loan payoff—Battle Mountain	—	—	(6,476)
Debt issuance costs	(1,593)	(797)	(27)

Net cash provided by financing activities	$462,447	$225,025	$88,367

Net increase in cash and equivalents	30,280	102,531	109,193

Cash and equivalents at beginning of period	294,566	192,035	82,842

Cash and equivalents at end of period	$324,846	$294,566	$192,035

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us" or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties and similar interests. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS, AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Summary of Significant Accounting Policies

Use of Estimates

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

Basis of Consolidation

        The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly-owned subsidiaries and an entity over which control is achieved through means other than voting rights. The Company follows the Accounting Standards Codification ("ASC") guidance for identification and reporting for entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities ("VIEs"). As discussed further in Note 16, the Company identified Crescent Valley Partners, L.P. ("CVP") as a VIE due to the legal structure and certain related factors. Also refer to Note 3 for further discussion of a VIE identified as part of the acquisition of International Royalty Corporation ("IRC"). The identified VIEs are not material to the Company's overall operations or consolidated balance sheets either individually or in the aggregate. Intercompany transactions and account balances have been eliminated in consolidation.

Cash and Equivalents

        Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents are primarily held in cash deposit accounts or money market accounts which are invested in United States treasury bills or United States treasury backed securities.

Royalty Interests in Mineral Properties

        Royalty interests in mineral properties include acquired royalty interests in production, development and exploration stage properties. The cost of acquired royalty interests in mineral properties are capitalized as tangible assets as such interests do not meet the definition of a financial asset under ASC guidance.

        Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves as provided by the operator. Acquisition costs of royalty interests on development stage mineral

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

properties, which are not yet in production, are not amortized until the property begins production. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. Exploration costs are charged to operations when incurred.

Asset Impairment

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

        Our estimates of gold, silver, copper and other metal prices, operator's estimates of proven and probable reserves related to our royalty properties, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.

Royalty Revenue

        Royalty revenue is recognized in accordance with the guidance of ASC 605 and based upon amounts contractually due pursuant to the underlying royalty agreement. Specifically, revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectability of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

        Revenue recognized pursuant to the Robinson royalty agreement is based upon 3.0% of revenue received by the operator of the mine, QuadraFNX Mining, Ltd. ("Quadra"), for the sale of minerals from the Robinson mine, reduced by certain costs incurred by Quadra. Quadra's concentrate sales contracts with third-party smelters, in general, provide for an initial sales price payment based upon provisional assays and quoted metal prices at the date of shipment. Final true-up sales price payments to Quadra are subsequently based upon final assay and market metal prices on a specified future date, typically one to three months after the date the concentrate arrives at the third-party smelter (which generally occurs four to five months after the shipment date from the Robinson mine). We do not have all the key information regarding the terms of the operator's smelter contracts, such as the terms of specific concentrate shipments to a smelter or quantities of metal or expected settlement arrangements at the time of an operator's shipment of concentrate.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Each monthly payment from Quadra is typically a combination of revenue received by Quadra for provisional payments during the month and any upward or downward adjustments for final assays and commodity prices for earlier shipments. Whether the payment to Royal Gold is based on Quadra's revenue in the form of provisional or final payments, Royal Gold records royalty revenue and the corresponding receivable based on the monthly amounts it receives from Quadra, as determined pursuant to the royalty agreement. The royalty contract does not provide Royal Gold with rights or obligations to settle any final assay and commodity price adjustments with Quadra. Therefore, once a given monthly payment is received by Royal Gold it is not subject to later adjustment based on adjustments for assays or commodity prices. Under the royalty agreement, Quadra may include such final adjustments as a component of future royalty payments.

Income Taxes

        The Company accounts for income taxes in accordance with the guidance of ASC 740. The Company's deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be realized.

        The Company's operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to income tax expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

        We account for our stock-based compensation in accordance with the guidance of ASC 718. The Company recognizes all share-based payments to employees, including grants of employee stock options, stock appreciation rights ("SARs") and restricted stock, in its financial statements based upon their fair values. See Note 7 for further discussion on the Company's stock-based compensation.

Operating Segments and Geographical Information

        We manage our business under one operating segment, consisting of royalty acquisition and management activities. Royal Gold's royalty revenue and long-lived assets (royalty interests in mineral

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

properties, net) are geographically distributed as shown in the following table. Please refer to Note 5 for a further breakdown of our royalty interests on producing mineral properties.

	Royalty Revenue			Royalty Interests in Mineral Property, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2010	2009	2008	2010	2009	2008
United States	40%	56%	79%	5%	13%	18%
Africa(1)	29%	21%	11%	2%	8%	12%
Mexico	15%	15%	4%	13%	45%	55%
Australia	5%	2%	—	6%	6%	—
Canada	4%	2%	1%	27%	19%	1%
Chile	4%	1%	—	42%	6%	7%
Other	3%	3%	5%	5%	3%	7%

(1)
Consists of royalties on properties in Burkina Faso and Guinea.

Comprehensive Income

        In addition to net income, comprehensive income includes changes in equity during a period associated with cumulative unrealized changes in the fair value of marketable securities held for sale, net of tax effects.

Earnings per Share

        Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares for the period, including the outstanding exchangeable shares (see Note 10). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts that may require issuance of common shares were converted. Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding, including outstanding exchangeable shares, during each fiscal year.

Recently Adopted Accounting Pronouncements

The Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board ("FASB") established the ASC as the single source of authoritative generally accepted accounting principles ("GAAP") to be applied by non-governmental entities. The ASC is the new structure which took existing accounting pronouncements and organized them by topic. Relevant authoritative literature issued by the Securities and Exchange Commission ("SEC") and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting not included in the ASC is non-authoritative. The ASC was effective for the Company July 1, 2009. The adoption of the ASC did not have an impact on the Company's consolidated financial statements.

Business Combinations

        On July 1, 2009, the Company adopted a new accounting standard included in ASC 805. The new accounting standard changes the way companies account for business combinations and will generally

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

require more assets acquired and liabilities assumed to be measured at their acquisition date fair value. The new accounting standard also requires legal fees and other transaction-related costs to be expensed as incurred. The adoption of the new accounting standard is to be applied prospectively for any business combinations which would close after July 1, 2009 (see Note 3).

Non-controlling Interests in Consolidated Financial Statements

        On July 1, 2009, the Company adopted a new accounting standard included in ASC 810. The adoption of the new accounting standard changed the presentation of its non-controlling (minority) interests. Except for presentation changes, the adoption of the new accounting standard had no impact on the Company's consolidated financial position, results of operations or cash flows.

Fair Value Measurements

        On July 1, 2009, the Company adopted a new accounting standard in ASC 820, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 13 for a discussion regarding the Company's fair value measurements as of June 30, 2010.

Recently Issued Accounting Standards

Variable Interest Entities

        In June 2009, new accounting guidance was issued that is included in ASC 810. This guidance amends the consolidation guidance applicable to VIEs and is effective for our fiscal year beginning July 1, 2010. We are evaluating the potential impact, if any, this new accounting guidance will have on our consolidated financial statements.

Fair Value Measurements

        In January 2010, ASC 820 was updated to require additional disclosures related to: (1) transfers in and out of Level 1 and 2 fair value measurements, and (2) enhanced detail in the Level 3 reconciliation. The new guidance was amended to provide clarity about the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and non-recurring measurements that fall in either Level 2 or Level 3. The updated guidance is effective for the Company's fiscal year beginning July 1, 2010, with the exception of the Level 3 disaggregation, which is effective for the Company's fiscal year beginning July 1, 2011. We are evaluating the potential impact, if any, this new accounting guidance will have on our consolidated financial statements.

3.     ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION

        On February 22, 2010, Royal Gold, through RG Exchangeco Inc. (formerly known as 7296355 Canada Ltd.), a wholly-owned Canadian subsidiary of Royal Gold ("RG Exchangeco"), acquired all of the issued and outstanding common shares of IRC, a company incorporated in Canada (the "IRC Transaction"). IRC's royalty portfolio as of February 22, 2010, included 11 producing royalties, 10 development stage royalties, 24 evaluation stage royalties and 35 exploration stage royalties. The IRC Transaction further complemented and expanded our royalty portfolio.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The purchase price for the IRC Transaction consisted of approximately $350.0 million in cash, 5,234,086 shares of Royal Gold common stock (valued at $230.4 million on February 22, 2010) and 1,806,649 exchangeable shares of RG Exchangeco (valued at $79.5 million on February 22, 2010), which shares are convertible at any time on a one-for-one basis for Royal Gold common stock. As discussed in Note 6, the Company funded $225 million of the cash consideration portion of the purchase price from its existing debt facilities. For the twelve months ended June 30, 2010, the Company incurred approximately $8.6 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the IRC Transaction. The Company also incurred approximately $10.8 million in severance related payments as part of the termination of IRC's officers and certain employees upon acquisition of IRC. The transaction and severance payment costs are included in Severance and acquisition-related costs on our consolidated statements of operations and comprehensive income and were recognized separately from the purchase price for the IRC Transaction.

        The Company followed the acquisition method of accounting in accordance with the new accounting standard related to business combinations, which the Company adopted on July 1, 2009 (see Note 2). The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed from IRC on February 22, 2010, based on the current best estimates and information received by management. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed. Royalty interests in mineral properties, deferred income taxes, and certain other tax matters were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities are subject to change. During the fourth quarter of fiscal 2010, the Company made certain changes to the purchase price allocation. These changes, when compared to our purchase price allocation as of March 31, 2010, were immaterial.

(in thousands)
Purchase price	$659,871

Current assets	$83,720
Royalty interests in mineral properties	774,291
Other assets	14,304
Current liabilities	(10,839)
Senior secured debentures	(28,769)
Net deferred tax liabilities	(140,891)
Uncertain tax positions	(8,362)
Other liabilities	(2,878)
Non-controlling interest	(20,705)

Total allocated purchase price	$659,871

        The non-controlling interest arising from the IRC Transaction is the result of IRC's indirect ownership of a 90% interest in the Labrador Nickel Royalty Limited Partnership ("LNRLP"), which owns 100% of the Voisey's Bay Net Smelter Return ("NSR") royalty. The owner of the remaining 10% interest in LNRLP is Altius Resources Inc. ("Altius"), a company unrelated to Royal Gold and IRC. Due to the legal structure of LNRLP and certain related factors, the Company determined that LNRLP should be fully consolidated. The fair value of the non-controlling interest was determined based on its proportionate share to the underlying assets and liabilities of the partnership.

        The Company's consolidated financial statements include the results of the IRC Transaction from the date of acquisition. The following unaudited pro forma information is presented as if the IRC Transaction had been completed as of the beginning of the periods presented. The pro forma results

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are not necessarily indicative of what would have been achieved had the IRC Transaction been in effect for the periods presented.

	Fiscal Years Ended June 30,
	2010	2009
	(in thousands)
Royalty revenues	$152,716	$113,259
Net income (loss) available to Royal Gold common stockholders	$(434)	$29,248

        For the period February 22, 2010, through June 30, 2010, approximately $9.0 million of royalty revenue was recorded on the Company's consolidated statements of operations and comprehensive income related to royalties acquired in the IRC Transaction. Net income attributable to Royal Gold common stockholders included approximately $19.4 million in transaction costs and severance related payments related to the IRC Transaction.

4.     ROYALTY ACQUISITIONS

Andacollo

        On January 25, 2010, the Company acquired an interest in the gold produced from the sulfide portion of the Andacollo project in Chile from a Chilean subsidiary of Teck Resources Limited ("Teck"), Compañía Minera Teck Carmen de Andacollo. The purchase price for the Andacollo Royalty consisted of $217.9 million in cash and 1,204,136 of the Company's common shares. The cash portion of the purchase price was paid from the Company's cash on hand.

        The Andacollo Royalty acquisition has been accounted for as an asset acquisition. As such, the total purchase price of $273.0 million, which consisted of $217.9 million in cash, 1,204,136 shares of the Company's common stock (valued at $53.4 million on January 25, 2010) and approximately $1.7 million of transaction costs, is recorded as a development stage royalty, which is a component of Royalty interests in mineral properties, net on our consolidated balance sheets.

Barrick Royalty Portfolio

        Effective October 1, 2008, the Company completed an acquisition of royalties from Barrick Gold Corporation ("Barrick") for cash of approximately $181.3 million, including a restructuring of its GSR2, GSR3 and NVR1 royalties at Cortez, valued at $31.5 million, for net cash of approximately $150.0 million. As part of the royalty restructuring, the Company recognized a gain of $31.5 million during the fiscal quarter ended December 31, 2008. The cash portion of the purchase price was paid from the Company's cash on hand.

        The acquisition of Barrick's royalty portfolio has been accounted for as an asset acquisition. The total purchase price of $181.3 million, plus direct transaction costs of approximately $3.1 million, has been allocated to the acquired royalty interests according to their relative fair values and is recorded as separate components of Royalty interests in mineral properties, net on our consolidated balance sheets.

        The operating impacts of the royalty interests acquired from Barrick have been reflected in the financial results of Royal Gold from October 1, 2008.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marigold and El Chanate

        On February 20, 2008, we acquired three royalties from AngloGold Ashanti (U.S.A.) Exploration Inc. ("AngloGold'), a wholly-owned subsidiary of AngloGold Ashanti North America Inc., for $13.8 million. The first royalty is a 2.0% net smelter return ("NSR") royalty on the Marigold mine, located on the Battle Mountain-Eureka trend in Nevada, and operated by Goldcorp, Inc. ("Goldcorp"). The second royalty is a 2.0% to 4.0% sliding-scale NSR royalty on the El Chanate mine, located in Sonora, Mexico, and operated by Capital Gold, Inc. ("Capital Gold"). The sliding-scale NSR royalty is capped once payments of approximately $17.0 million have been received. The third royalty is a 10.0% net profits interest ("NPI") royalty, also on the El Chanate mine. The 10.0% NPI royalty at El Chanate is capped at $1.0 million.

        As of June 30, 2010, approximately $12.4 million remains under the $17.0 million sliding-scale NSR royalty cap. In March 2009, the Company received $1.0 million from Capital Gold as payment for the NPI royalty, and, as such, the cap has been reached and the royalty is no longer effective.

        The AngloGold transaction has been accounted for as a purchase of assets. The total purchase price of $13.8 million, less royalty amounts received for production prior to the purchase date of $0.2 million, plus direct transaction costs, has been allocated to the three acquired royalties according to their relative fair values, as separate components of Royalty Interests in Mineral Properties on our consolidated balance sheets. Accordingly, $7.5 million was allocated to the sliding-scale NSR royalty at El Chanate, $0.8 million was allocated to the NPI royalty at El Chanate, and $5.3 million was allocated to the Marigold royalty.

Battle Mountain Gold Exploration Corp.

        On July 30, 2007, we entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Battle Mountain Gold Exploration Corp. ("Battle Mountain") and Royal Battle Mountain, Inc. ("Merger Sub"), a newly-formed and wholly-owned subsidiary of Royal Gold, pursuant to which the Merger Sub was merged into Battle Mountain with Battle Mountain surviving as a wholly-owned subsidiary of Royal Gold.

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

        Immediately prior to the merger, Royal Gold owned approximately 18% of Battle Mountain's outstanding common stock and accounted for this ownership under the equity method, which resulted in the Company recognizing a loss from equity investment of approximately $0.5 million for the fiscal year ended June 30, 2008.

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

        During the fiscal year 2009, we finalized our accounting for the Battle Mountain acquisition. As such, we allocated the purchase price of approximately $65.8 million to the fair market values of the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets acquired and liabilities assumed, including $85.3 million to royalty interests in mineral properties, $2.2 million to current assets, $5.8 million to intangible assets (included within Other assets on our consolidated balance sheets), $3.9 million to deferred tax assets, $6.5 million to a gold loan payable, $24.4 million to deferred tax liabilities resulting from the acquisition and $0.5 million of other liabilities. The operating impact of the assets acquired from Battle Mountain have been reflected in the results of Royal Gold from October 24, 2007.

        The intangible asset included as part of the purchase price is associated with non-compete agreements with the two former employees of Battle Mountain. For fiscal years 2010 and 2009, the total amortization expense associated with the intangible asset was approximately $1.9 million. The remaining carrying value associated with the intangible asset is approximately $0.6 million as of June 30, 2010, which will be amortized over the first two quarters of our fiscal 2011.

5.     ROYALTY INTERESTS IN MINERAL PROPERTIES

        The following summarizes the Company's principal royalty interests in mineral properties as of June 30, 2010 and June 30, 2009.

As of June 30, 2010 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(1,143)	$271,855
Voisey's Bay	150,138	(2,052)	148,086
Peñasquito(1)	99,172	(2,162)	97,010
Las Cruces	57,230	(490)	56,740
Mulatos	48,092	(10,177)	37,915
Dolores	44,878	(2,278)	42,600
Taparko	33,570	(29,242)	4,328
Leeville	18,322	(10,764)	7,558
Robinson	17,825	(7,678)	10,147
Gwalia Deeps	15,970	(416)	15,554
Cortez	10,630	(9,499)	1,131
Other	149,085	(49,285)	99,800

	917,910	(125,186)	792,724
Development stage royalty interests:
Pascua-Lama	315,610	—	315,610
Canadian Malartic	35,500	—	35,500
Wolverine	39,794	—	39,794
Other	50,733	—	50,733

	441,637	—	441,637
Exploration stage royalty interests	233,622	—	233,622

Total royalty interests in mineral properties	$1,593,169	$(125,186)	$1,467,983

Note:
The cost amount shown for the royalties acquired as part of the IRC Transaction are preliminary. This includes Voisey's Bay, the additional interest at Pascua-Lama, Wolverine and certain royalties included within the Other category in the above table.

(1)
Includes the value for the oxide and sulfide circuits.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2009 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Dolores	$44,878	$(607)	$44,271
Mulatos	34,214	(5,618)	28,596
Taparko	33,570	(10,709)	22,861
Goldstrike	20,788	(10,247)	10,541
Leeville	18,322	(8,246)	10,076
Robinson	17,825	(6,238)	11,587
Siguiri	10,946	(3,659)	7,287
Cortez	10,630	(9,192)	1,438
Peñasquito (oxide circuit)	4,026	(591)	3,435
Other	66,678	(18,437)	48,241

	261,877	(73,544)	188,333
Development stage royalty interests:
Peñasquito (sulfide circuit)	95,146	—	95,146
Canadian Malartic	34,031	—	34,031
Pascua-Lama	20,446	—	20,446
Other	27,743	—	27,743

	177,366	—	177,366
Exploration stage royalty interests	90,267	—	90,267

Total royalty interests in mineral properties	$529,510	$(73,544)	$455,966

6.     DEBT

        The Company's current and non-current long-term debt as of June 30, 2010 and 2009 consists of the following:

	As of June 30, 2010 (Amounts in thousands)		As of June 30, 2009 (Amounts in thousands)
	Current	Non-current	Current	Non-current
Credit facility	$—	$125,000	$—	$—
Term loan	26,000	97,500	—	—
Chilean loan facility	—	—	—	19,250

Total debt	$26,000	$222,500	$—	$19,250

        Scheduled minimum debt repayments are $26.0 million in fiscal years 2011 and 2012, $71.5 million in fiscal year 2013 and $125.0 million in fiscal year 2014.

Credit Facility

        The Company maintains a $125 million revolving credit facility with HSBC Bank USA, National Association ("HSBC Bank") and Scotiabanc Inc. as lenders. The credit facility has a maturity date of October 30, 2013. Borrowings under the credit facility bear interest at a floating rate of LIBOR plus a spread ranging from 1.75% to 2.25%, based on the Company's leverage ratio, as defined in the credit facility agreement. As of June 30, 2010, the Company's floating rate of LIBOR plus the spread was

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.70%. As of June 30, 2010, the Company had $125 million outstanding under the credit facility, which was due to the partial funding of the IRC Transaction as discussed in Note 3. The Company has financial covenants associated with its revolving credit facility, which are similar to the financial covenants of our Term Loan as discussed below. At June 30, 2010, the Company was in compliance with each financial covenant.

Term Loan

        In connection with the IRC Transaction described in Note 3, on January 20, 2010, we entered into an agreement to obtain a new $100 million term loan from HSBC Bank (the "Term Loan") to partially fund the IRC Transaction. The Term Loan was funded on February 17, 2010 in conjunction with the closing of the IRC Transaction. HSBC Securities (USA) Inc. acted as sole lead arranger for the Term Loan. The Term Loan was scheduled to mature 18 months from the funding date with principal repayments equal to 10% of the funded amount scheduled to occur every three months, beginning three months after funding, and with interest to accrue at LIBOR plus 2.25%. The Term Loan is guaranteed by three wholly-owned subsidiaries of Royal Gold (the "Guarantors"). The obligations under the Term Loan were secured by certain Canadian assets of Royal Gold that have been replaced with certain Chilean assets of Royal Gold as of July 19, 2010.

        On March 26, 2010, the Company amended the Term Loan with HSBC Bank and the Bank of Nova Scotia joined the Term Loan as a lender. The modifications to the Term Loan included, among other things: (1) an increase in the principal balance available under the Term Loan from $100 million to $130 million; (2) an extension of the final maturity date from 18 to 36 months from the initial funding date of February 17, 2010; 3) increases in the applicable LIBOR margin (currently set at 2.25%) by 0.50% every six months, commencing 18 months after the initial funding date until maturity; and (4) a reduction in the amortization rate from 10% of the initial funded amount per quarter to 5% of the fully funded principal amount per quarter. The additional Term Loan proceeds were used to redeem the 5.5% senior secured debentures assumed by the Company as part of the IRC Transaction.

        The Term Loan contains covenants limiting the ability of Royal Gold and its subsidiaries to, among other things, incur certain debt or liens, dispose of assets, enter into certain transactions with affiliates, make certain investments or consummate certain mergers, as well as a cross default provision to certain other permitted debt and royalty contracts. In addition, the Term Loan contains financial covenants relating to, among other things: (1) maintaining a leverage ratio (as defined) of 3.0 to 1.0 or less; (2) maintaining a minimum consolidated net worth (as defined) of not less than a base amount that increases according to cumulative positive quarterly net income available to Royal Gold common stockholders; (3) maintaining an interest coverage ratio (as defined) of greater than 3.0 to 1.0; and (4) maintaining a current ratio (as defined) for the periods ending March 31, 2010 and June 30, 2010 of at least 1.0 to 1.0, and for all times thereafter, of at least 1.5 to 1.0. At June 30, 2010, the Company was in compliance with each financial covenant. As of June 30, 2010, the Company's rate of LIBOR plus the margin was 2.68%.

Chilean Loan Facility

        Royal Gold Chile Limitada ("RGCL"), a wholly-owned subsidiary of Royal Gold, had a $19.25 million term loan outstanding bearing interest at LIBOR plus 0.25% pursuant to an Amended and Restated Term Loan Agreement (the "Amended and Restated Agreement") between RGCL and HSBC Bank. On September 23, 2009, RGCL prepaid the full $19.25 million outstanding, plus interest, under the Amended and Restated Agreement. In addition to prepaying all outstanding amounts, RGCL

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notified HSBC Bank of its intention to terminate the Amended and Restated Agreement. Termination of the Amended and Restated Agreement was effective September 24, 2009.

        To secure RGCL's obligations under the Amended and Restated Agreement, the Company maintained $19.25 million in a Collateral Account at HSBC Bank. The Collateral Account balance was recorded as Restricted cash—compensating balance on the Company's consolidated balance sheets. Upon the full prepayment and termination of the Amended and Restated Agreement, the Collateral Account was closed and the $19.25 million was reclassified to Cash and equivalents on the Company's consolidated balance sheets.

7.     STOCK-BASED COMPENSATION

        In November 2004, the Company adopted the Omnibus Long-Term Incentive Plan ("2004 Plan"). Under the 2004 Plan, 1,300,000 shares of common stock have been authorized for future grants to officers, directors, key employees and other persons. The 2004 Plan provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, SARs and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.

        The Company recognized stock-based compensation expense as follows:

	For the Fiscal Years Ended June 30,
	2010	2009	2008
	(Amounts in thousands)
Stock options	$733	$782	$1,252
Stock appreciation rights	520	200	—
Restricted stock	2,155	1,810	1,086
Performance stock	3,871	129	531

Total stock-based compensation expense	$7,279	$2,921	$2,869

        Stock-based compensation expense is allocated among costs of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For the Fiscal Years Ended June 30,
	2010	2009	2008
	(Amounts in thousands)
Stock-based compensation expense allocation:
Costs of operations	$1,614	$420	$356
General and administrative	3,793	1,598	1,509
Exploration and business development	1,872	903	1,004

Total stock-based compensation expense	$7,279	$2,921	$2,869

        As of June 30, 2010, there were 77,450 shares of common stock reserved for future issuance under our 2004 Plan.

Stock Options and Stock Appreciation Rights

        Stock option and SARs awards are granted with an exercise price equal to the closing market price of the Company's stock at the date of grant. Stock option and SARs awards granted to officers, key

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees and other persons vest based on one to three years of continuous service. Stock option and SARs awards have 10 year contractual terms.

        To determine stock-based compensation expense for stock options and SARs, the fair value of each stock option and SAR is estimated on the date of grant using the Black-Scholes-Merton ("Black-Scholes") option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during our fiscal year 2010, 2009 and 2008 grants are noted in the following table:

	2010	2009	2008
Weighted-average expected volatility	47.5%	44.5%	47.8%
Weighted-average expected life in years	5.6	5.3	5.0
Weighted-average dividend yield	0.68%	0.92%	0.91%
Weighted-average risk free interest rate	2.4%	2.5%	3.9%

        The Company's expected volatility is based on the historical volatility of the Company's stock over the expected option term. The Company's expected option term is determined by historical exercise patterns along with other known employee or company information at the time of grant. The risk free interest rate is based on the zero-coupon U.S. Treasury bond at the time of grant with a term approximate to the expected option term.

Stock Options

        A summary of stock option activity under the 2004 Plan for the fiscal year ended June 30, 2010, is presented below (amounts in thousands except share data).

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2009	558,690	$22.59
Granted	21,060	$53.00
Exercised	(242,820)	$21.37

Outstanding at June 30, 2010	336,930	$25.36	5.6	$7,732

Exercisable at June 30, 2010	283,204	$22.74	5.1	$7,153

        The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2010, 2009 and 2008, was $23.21, $12.28 and $12.82, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2010, 2009 and 2008, were $6.2 million, $1.2 million, and $2.5 million, respectively.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of the Company's non-vested stock options for the fiscal year ended June 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2009	73,834	$12.81
Granted	21,060	$23.21
Vested	(41,168)	$12.97

Non-vested at June 30, 2010	53,726	$16.76

        As of June 30, 2010, there was approximately $0.6 million of total unrecognized stock-based compensation expense related to non-vested stock options granted under our the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.8 years.

SARs

        A summary of SARs activity under the 2004 Plan for the fiscal year ended June 30, 2010, is presented below (amounts in thousands except share data).

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2009	50,500	$30.96
Granted	51,640	$53.00

Outstanding at June 30, 2010	102,140	$42.10	8.9	$861

Exercisable at June 30, 2010	24,833	$30.96	8.4	$423

        The weighted-average grant date fair value of SARs granted during the fiscal years ended June 30, 2010 and 2009 was $22.94 and $12.28, respectively.

        A summary of the status of the Company's non-vested SARs for the fiscal year ended June 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2009	50,500	$12.31
Granted	51,640	$22.94
Vested	(24,833)	$30.96

Non-vested at June 30, 2010	77,307	$19.41

        As of June 30, 2010, there was approximately $1.1 million of total unrecognized stock-based compensation expense related to non-vested SARs granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 2.1 years.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Stock-based Compensation

Performance Shares

        On November 18, 2009, officers and certain employees were granted 53,000 shares of restricted common stock that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant ("Performance Shares"). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to two different performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve per share on an annual basis.

        We measure the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with ASC 718, the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned.

        A summary of the status of the Company's non-vested Performance Shares for the fiscal year ended June 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2009	101,250	$30.22
Granted	53,000	$53.00
Vested	(31,875)	$29.88

Non-vested at June 30, 2010	122,375	$41.24

        As of June 30, 2010, total unrecognized stock-based compensation expense related to Performance Shares was approximately $1.5 million, which is expected to be recognized over the average remaining vesting period of 2.7 years.

Restricted Stock

        As defined in the 2004 Plan, officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone ("Restricted Stock"). On November 18, 2009, officers and certain employees were granted 48,000 shares of Restricted Stock. Restricted Stock awards granted to officers and certain employees vest over three years beginning after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. Also on November 18, 2009, our non-executive directors were granted 12,000 shares of Restricted Stock. The non-executive directors' shares of Restricted Stock vest as to 50% immediately and 50% one year after the date of grant.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        A summary of the status of the Company's non-vested Restricted Stock for fiscal year ended June 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2009	260,584	$28.25
Granted	60,000	$53.00
Vested	(48,835)	$29.57

Non-vested at June 30, 2010	271,749	$33.48

        As of June 30, 2010, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $5.8 million, which is expected to be recognized over the weighted-average vesting period of 4.2 years.

8.     ROYALTY PORTFOLIO RESTRUCTURING GAIN

        As part of the royalty restructuring as part of the Barrick acquisition, which is discussed in Note 4, the Company recognized a gain of $31.5 million during the fiscal quarter ended December 31, 2008. The restructured royalties were a nonmonetary exchange and the fair value of the restructured royalties was determined based on expected future cash flows. The Company's basis in the restructured royalties was zero thus giving rise to the $31.5 million gain.

        In May 2009, Golden Star Resources Ltd. ("Golden Star") exercised its right of repurchase on the Benso 1.5% NSR royalty held by the Company for $3.4 million. The Company acquired the Benso royalty in December 2007 for approximately $1.9 million. The Company's net book value for the Benso royalty on the date of exercise by Golden Star was approximately $1.2 million. As such, the Company recognized a gain of approximately $2.2 million upon exercise.

9.     STOCKHOLDERS' EQUITY

Preferred Stock

        We have 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2010 and 2009.

Mandatory Convertible Preferred Stock

        On November 9, 2007, the Company completed an offering of 1.15 million shares of 7.25% mandatory convertible preferred stock ("Mandatory Preferred Stock") at a price to the public of $100.00 per share, less underwriter discounts and other related expenses, resulting in net proceeds of $111.1 million. Dividends on the Mandatory Preferred Stock were payable on a cumulative basis when, as and if declared by our board of directors at an annual rate of 7.25% per share on the liquidation preference of $100 per share. Dividends were payable, at the Company's discretion, in cash, common

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock or a combination thereof, on February 15, May 15, August 15 and November 15 of each year to and including November 15, 2010, commencing on February 15, 2008. On January 10, 2008, the Company's board of directors declared the regular quarterly dividend for the first dividend period of $1.9333 per share of the Mandatory Preferred Stock. The dividend was payable on February 15, 2008, to preferred stockholders of record at the close of business on February 1, 2008. The preferred dividend was paid in cash.

        On January 25, 2008, the Company announced that it exercised its provisional conversion right for all of the issued and outstanding shares of its Mandatory Preferred Stock. As part of the provisional conversion right, each share of the Mandatory Preferred Stock was converted into shares of our common stock on March 10, 2008 (the "Conversion Date"), based on the average closing price per common share on the Nasdaq Global Select Market ("NASDAQ") over a 20 consecutive trading day period, which ended on March 5, 2008, as provided in the Certificate of Designations of the Mandatory Preferred Stock. The average closing price over the 20 consecutive trading day period was $29.78 and each outstanding share of Mandatory Preferred Stock was automatically converted into 3.4589 shares of the Company's common stock on the Conversion Date. The Company issued 3,977,683 shares of its common stock upon conversion of the Mandatory Preferred Stock on the Conversion Date.

        In connection with the conversion, all accrued and unpaid dividends on the Mandatory Preferred Stock up to the Conversion Date were payable at $0.5035 per share of Mandatory Preferred Stock and were paid in cash to holders of record on the Conversion Date. Trading of the Mandatory Preferred Stock on the NASDAQ was suspended at the close of business on March 5, 2008, and the Mandatory Preferred Stock was delisted on March 24, 2008. The Company applied a contingent beneficial conversion feature model to account for the provisional conversion of the Mandatory Preferred Stock during its third fiscal quarter of 2008, which resulted in the Company recognizing a deemed dividend of $2.0 million for the three and nine months ended March 31, 2008. There were no tax consequences to the Company upon conversion of the Mandatory Preferred Stock.

Common Stock Issuances

Fiscal Year 2010

        During the fiscal year ended June 30, 2010, options to purchase 242,820 shares were exercised, resulting in proceeds of approximately $1.6 million.

        In June 2010, we sold 5,980,000 shares of our common stock in an underwritten public offering that closed on June 28, 2010. The offering was priced at $48.50, and proceeds from the offering, net of commission and expenses, was approximately $276.2 million. The Company intends to use the net proceeds from the offering for general corporate purposes and to fund acquisitions of additional royalty interests, including the acquisition of the gold stream on the Mt. Milligan Project as discussed in Note 18.

Fiscal Year 2009

        In April 2009, we sold 6,500,000 shares of our common stock in an underwritten public offering that closed on April 14, 2009. The offering was priced at $38.00 per share, and proceeds from the offering, net of commission and expenses, was approximately $235.0 million. The net proceeds from the offering were primarily used for general corporate purposes and to pay the cash component of the Andacollo Royalty acquisition, as discussed in Note 4.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exchangeable Shares

        In connection with the IRC Transaction discussed in Note 3, certain holders of IRC common stock received exchangeable shares of RG Exchangeco for each share of IRC common stock held. The exchangeable shares are convertible at any time, at the option of the holder, into shares of Royal Gold common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Royal Gold common stock.

Treasury Stock

        On January 25, 2008, the Company announced that its board of directors authorized the repurchase of up to $30.0 million of its common stock in the open market through March 31, 2008. The timing and number of shares repurchased through March 31, 2008, depended on market conditions and other corporate considerations. As of March 31, 2008, the Company repurchased 196,986 common shares, at an average price of $28.00 per common share, for a total cost of approximately $5.5 million. The common share repurchases were funded through cash and cash equivalents. The total cost to reacquire the 196,986 common shares was included in Treasury Stock on the Company's consolidated balance sheets as of March 31, 2008. The repurchase program, pursuant to the January 25, 2008 announcement, ended on March 31, 2008.

        On April 2, 2008, the Company retired the 196,986 common shares repurchased pursuant to the January 25, 2008 repurchase announcement. The 196,986 common shares retired have been returned to the Company's authorized but unissued amount of common stock. Also, on June 20, 2008, the Company retired the remaining 229,224 common shares included in treasury stock. The 229,224 common shares retired have been returned to the Company's authorized but unissued amount of common stock. As of June 30, 2010, the Company has 96,675 common shares included in treasury stock which are carried at cost.

Stockholders' Rights Plan

        On September 10, 2007, the Company amended and restated its Rights Agreement, dated September 10, 1997 (the "Existing Agreement") pursuant to the First Amended and Restated Rights Agreement, dated September 10, 2007 (the "Amended Agreement"). The Amended Agreement extends the Final Expiration Date from September 10, 2007 to September 10, 2017. The Amended Agreement was approved by the Company's board of directors (the "Board").

        The Amended Agreement, like the Existing Agreement, is intended to deter coercive or abusive tender offers and market accumulations. The Amended Agreement is designed to encourage an acquirer to negotiate with the Board and to enhance the Board's ability to act in the best interests of all the Company's stockholders.

        Under the Amended Agreement, each stockholder of the Company holds one preferred stock purchase right (a "Right") for each share of Company common stock held. The Rights generally become exercisable only in the event that an acquiring party accumulates 15 percent or more of the Company's outstanding shares of common stock. If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holders to purchase one one-thousandth of a newly issued share of Series A junior participating preferred stock of Royal Gold or the Company's common stock with a value equal to twice the exercise price of the Right, initially set at $175 under the terms and conditions set forth in the Amended Agreement.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   EARNINGS PER SHARE ("EPS")

        Basic earnings per common share were computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the additional dilutive effect of our potentially dilutive securities, which include stock options, SARs, restricted stock and performance stock. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method.

	Fiscal Years Ended June 30,
	2010	2009	2008
	(in thousands, except share data)
Net income available to Royal Gold common stockholders	$21,492	$38,348	$19,255

Weighted-average shares for basic EPS	43,640,414	35,337,133	31,054,725
Effect of other dilutive securities	340,403	451,943	335,568

Weighted-average shares for diluted EPS	43,980,817	35,789,076	31,390,293

Basic earnings per share	$0.49	$1.09	$0.62

Diluted earnings per share	$0.49	$1.07	$0.61

        For the fiscal years ended June 30, 2010, 2009 and 2008, 72,700, nil and 1,600 stock-based compensation awards were excluded from the computation of diluted EPS as the result would be anti-dilutive.

        Our calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares. Exchangeable shares are the equivalent of common shares in that they have the same dividend rights, share equitably in undistributed earnings and are exchangeable at anytime on a one-for-one basis for shares of our common stock at the holder's option. See Note 9 for a further discussion of the exchangeable shares.

11.   INCOME TAXES

        For financial reporting purposes, income before income taxes includes the following components:

	Fiscal Years Ended June 30,
	2010	2009	2008
	(Amounts in thousands)
United States	$55,623	$65,848	$38,284
Foreign	(12,037)	(2,634)	(289)

	$43,586	$63,214	$37,995

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's Income tax expense consisted of:

	Fiscal Years Ended June 30,
	2010	2009	2008
	(Amounts in thousands)
Current:
Federal	$20,299	$23,625	$11,726
State	219	402	210
Foreign	1,182	—	—

	$21,700	$24,027	$11,936

Deferred and others:
Federal	$(1,304)	$(2,396)	$25
State	(114)	27	—
Foreign	(6,118)	199	89

	$(7,536)	$(2,170)	$114

Total income tax expense	$14,164	$21,857	$12,050

        The provision for income taxes for the fiscal years ended June 30, 2010, 2009 and 2008, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of minority interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Years Ended June 30,
	2010	2009	2008
	(Amounts in thousands)
Total expense computed by applying federal rates	$15,255	$22,125	$13,298
State and Provincial income taxes, net of federal benefit	189	288	128
Adjustments of valuation allowance	(231)	783	147
Excess depletion	(1,642)	(1,074)	(1,294)
Acquisition related costs	1,364	—	—
Estimates for uncertain tax positions	2,898	—	—
Statutory tax attributable to Non-controlling interest	(2,775)	(1,053)	(665)
Other	(894)	788	436

	$14,164	$21,857	$12,050

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2010 and 2009, are as follows:

	2010	2009
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$3,267	$2,205
Net operating losses	28,009	7,261
Other	3,828	349

Total deferred tax assets	35,104	9,815
Valuation allowance	(2,280)	(982)

Net deferred tax assets	32,824	8,833

Deferred tax liabilities:
Mineral property basis	(180,323)	(31,690)
Unrealized Foreign Exchange Gains	(3,384)	—
Other	(1,568)	(397)

Total deferred tax liabilities	(185,275)	(32,087)

Total net deferred taxes	$(152,451)	$(23,254)

        The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2010 and 2009, the Company had $2.3 million and $1.0 million of valuation allowances recorded, respectively. The valuation allowance increased $1.5 million during the year as a result of the acquisition of IRC tax attributes, which did not have an effect on the overall tax rate. The increase was offset by the reversal of $0.2 million of the valuation allowance previously recorded that did have an effect on the tax rate. The valuation allowance remaining at June 30, 2010 primarily is attributable to non-U.S. subsidiaries tax loss carry forwards.

        At June 30, 2010 and 2009, the Company had $110 million and $27 million of net operating loss carry forwards, respectively. The increase in the net operating loss carry forwards is attributable to (i) non-U.S. subsidiaries accounting losses of $23 million incurred during the year, (ii) non-U.S. subsidiaries accelerated tax deductions of $30 million for the year which have an offsetting deferred tax liability recorded, and (iii) an increase of $30 million for losses of IRC entities acquired that did not have an effect on the overall tax rate. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty year carry forward period. As a result, these losses do not begin to expire until the 2025 tax year.

        The Company adopted the provisions of ASC 740 for accounting for uncertain income tax positions on July 1, 2007, with no impact on its financial statements. As of June 30, 2010 and 2009, the Company had $11.9 million and $0.6 million of total gross unrecognized tax benefits, respectively. The increase in gross unrecognized tax benefits was primarily related to tax positions of IRC entities taken prior to or upon the acquisition by the Company. If recognized, these unrecognized tax benefits would

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impact the Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010	2009	2008
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$614	$410	$—
Additions / Reductions for tax positions of prior years	144	28
Additions / Reductions for tax positions of current year	11,116	176	410
Reductions due to settlements with taxing authorities	—	—	—
Reductions due to lapse of statute of limitations	—	—	—

Total amount of gross unrecognized tax benefits at end of year	$11,874	$614	$410

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2007. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $0 and $0.5 million in the next 12 months.

        The Company's continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2010 and 2009, the amount of accrued income-tax-related interest and penalties was $0.6 million and $0.1 million, respectively. This amount is included in the liability for unrecognized tax benefits and is reflected in Other long-term liabilities on the Company's consolidated balance sheets.

12.   SUPPLEMENTAL CASH FLOW INFORMATION

        The Company's supplemental cash flow information for the fiscal years ending June 30, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(Amounts in thousands)
Cash paid during the period for:
Interest	$1,815	$391	$720
Income taxes, net of refunds	$16,630	$23,303	$13,292
Non-cash investing and financing activities:
Dividends declared	$16,339	$11,117	$11,571
Acquisition of IRC (with common stock and exchangeable shares)	$308,882	$—	$—
Acquisition of royalty interests in mineral properties (with common stock)	$53,428	$—	$35,832
In-kind distribution to CVP partners	$6,125	$—	$—
Treasury stock	$(3,557)	$—	$—
Conversion of preferred stock to common stock	$—	$—	$116,946

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   FAIR VALUE MEASUREMENTS

        ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

        The following table sets forth the Company's financial assets measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy.

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market investments(1)	$284	$284	$—	$—
Marketable equity securities(2)	185	185	—	—

	$469	$469	$—	$—

(1)
Included in Cash and equivalents in the Company's consolidated balance sheets.

(2)
Included in Other assets in the Company's consolidated balance sheets.

        The carrying amount of our long-term debt (including the current portion) approximates fair value as of June 30, 2010.

        The Company invests in money market funds, which are traded by dealers or brokers in active over-the-counter markets. The Company's money market funds, which are invested in United States treasury bills or United States treasury backed securities, are classified within Level 1 of the fair value hierarchy.

        As of June 30, 2010, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the twelve months ended June 30, 2010. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   MAJOR SOURCES OF REVENUE

        In each of fiscal years 2010, 2009 and 2008, we recognized approximately $30.6 million, $22.2 million and $27.7 million, respectively, of our total royalty revenue from the same operator, Barrick, but not from the same mine.

15.   COMMITMENTS AND CONTINGENCIES

Voisey's Bay

        On February 22, 2010, as part of the IRC Transaction discussed in Note 3, we acquired a royalty on the Voisey's Bay Mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited ("VNL"). The royalty is owned by the LNRLP, in which the Company's wholly-owned indirect subsidiary, Canadian Minerals Partnership, is the general partner and 89.99% owner. The remaining interests in LNRLP are owned by Altius (10%), a company unrelated to Royal Gold and IRC, and the Company's wholly-owned indirect subsidiary, Voisey's Bay Holding Corporation (0.01%).

        On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited ("Vale Inco") and its wholly owned subsidiaries, Vale Inco Atlantic Sales Limited ("VIASL") and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey's Bay Mine to Vale Inco. The claim asserts that Vale Inco is incorrectly calculating the NSR. The claim asserts that Vale Inco is incorrectly calculating the NSR and requests an order in respect of the correct calculation of future payments. The claim also requests specific damages for underpayment of past royalties to the date of the claim in an amount not less than $29 million, together with additional damages until the date of trial, interest, costs and other damages. The litigation is in the discovery phase and was not valued as part of the purchase price allocation discussed in Note 3 as the outcome cannot be reasonably estimated.

Holt

        On October 1, 2008, as part of the Company's acquisition of a portfolio of royalties from Barrick, we acquired a royalty on the Holt portion of the development stage Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. ("St Andrew"). St Andrew succeeded Newmont Canada Corporation ("Newmont Canada") as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company's acquisition of Barrick's royalty portfolio, RGLD Gold Canada, Inc. ("RGLD Gold") succeeded Barrick as the royalty payee under the royalty agreement.

        On or about November 3, 2008, St Andrew filed an action in the Ontario Superior Court of Justice (the "Court") seeking, among other things, declarations by the Court that St Andrew's obligation in respect of the royalty is limited to only a portion of the total royalty payable, and that any additional royalty obligations under the royalty agreement remain the responsibility of Newmont Canada. Newmont Canada responded that St Andrew is responsible for all royalty obligations under the royalty agreement.

        Royal Gold and RGLD Gold (collectively "Royal Gold") and Barrick were joined as necessary parties to the litigation in January 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew's sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. On August 21, 2009, Newmont Canada appealed the Court's decision to the Court of Appeal of Ontario and on December 9, 2009, made Royal Gold a party to the appeal.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Holt royalty is currently classified as a development stage royalty interest and the Company does not currently receive revenue from the royalty.

16.   RELATED PARTY

        CVP was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty ("NVR1") on production of minerals from a portion of Cortez. Denver Mining Finance Company ("DMFC"), our wholly-owned subsidiary, is the general partner and holds a 2.0% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Chairman of the Board of Directors, the Chairman of our Audit Committee and one other member of our board of directors hold an aggregate 35.56% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments from the operator, including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, which includes certain directors and our Chairman.

        CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 18,067 and 24,977 ounces of gold as of June 30, 2010 and 2009, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified within Other assets on the Company's consolidated balance sheets. The carrying value of the gold in inventory was approximately $8.7 million and $10.6 million as of June 30, 2010 and 2009, respectively, while the fair value of such ounces was approximately $22.5 million and $23.3 million as of June 30, 2010 and 2009, respectively. None of the gold currently held in inventory as of June 30, 2010 and 2009, is attributed to Royal Gold, as the gold allocated to Royal Gold's CVP partnership interest is typically sold within five days of receipt.

17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of selected quarterly financial information (unaudited):

	Royalty revenues	Operating income (loss)	Net income (loss) available to Royal Gold Common Stockholders	Basic earnings per share	Diluted earnings per share
	(Amounts in thousands except per share data)
Fiscal year 2010 quarter-ended:
September 30	$26,113	$10,754	$7,126	$0.18	$0.17
December 31	34,740	15,201	9,615	0.24	0.23
March 31	35,043	(1,231)	(5,754)	(0.13)	(0.13)
June 30	40,669	16,311	10,505	0.21	0.21

	$136,565	$41,035	$21,492	$0.49	$0.49

Fiscal year 2009 quarter-ended:
September 30	$16,079	$8,464	$5,749	$0.17	$0.17
December 31	14,622	2,387	21,397	0.63	0.62
March 31	20,797	7,139	4,142	0.12	0.12
June 30	22,273	9,302	7,060	0.18	0.16

	$73,771	$27,292	$38,348	$1.09	$1.07

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   SUBSEQUENT EVENTS

Proposed Acquisition of Gold Stream on the Mt. Milligan Project

        On July 15, 2010, Royal Gold entered into a letter agreement (the "Letter Agreement") pursuant to which it agreed to acquire 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia from Thompson Creek Metals Company Inc. or its affiliate ("Thompson Creek") concurrent with the closing of Thompson Creek's proposed acquisition (the "Acquisition") of Terrane Metals Corp. ("Terrane"). The terms and conditions under which Royal Gold will acquire the payable gold are contained in a Purchase and Sale Agreement (the "Purchase and Sale Agreement") among Royal Gold, Thompson Creek and a subsidiary of each entity to be identified prior to the closing of the Acquisition. The obligation of Royal Gold and Thompson Creek to enter into the Purchase and Sale Agreement is subject to certain customary conditions set forth in the Letter Agreement. Under the Letter Agreement, Thompson Creek and Royal Gold have each agreed to an exclusivity arrangement with the other party in respect to certain alternative gold-related financing transactions in connection with the Mt. Milligan project until the closing of the Acquisition or earlier termination of the Letter Agreement in accordance with its terms. The Letter Agreement also contains representations and warranties and covenants in respect of Royal Gold and Thompson Creek.

        The Acquisition has been unanimously approved by the boards of directors of both Thompson Creek and Terrane. Goldcorp, which owns 52% of Terrane's fully diluted shares (including preference shares), has agreed to convert its preference shares into common shares and vote in favor of the Acquisition. Completion of the Acquisition is subject to, among other things, the favorable vote of 66 2/3 of the Terrane equity shareholders at a special meeting called to approve the Acquisition, which is expected to occur in September 2010.

Acquisition of Additional Royalty Interests at Pascua-Lama

        On July 1, 2010, the Company entered into two separate assignment of rights agreements with two private Chilean citizens whereby Royal Gold acquired the right to acquire an additional 0.75% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick and located on the border between Argentina and Chile, for a purchase price of $53 million. Of this amount, $25 million has been paid to immediately acquire an additional 0.35% royalty interest. A deferred payment of $28 million is expected to be made on or before October 29, 2010, to acquire the remaining 0.40% royalty interest. In addition, on April 23, 2010, Royal Gold entered into an immaterial assignment of rights agreement with another private Chilean citizen whereby Royal Gold acquired an additional 0.25% NSR on the project for a purchase price of $15 million. Once the deferred closings occur, Royal Gold's total gold royalty interest in the Pascua-Lama project will increase to 5.23% NSR, at gold prices above $800 per ounce. Pursuant to the assignment of rights agreements, Royal Gold also acquired a 0.20% fixed-rate copper royalty that takes effect after January 1, 2017, increasing Royal Gold's copper royalty interest in the Pascua-Lama project to 1.05%.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2010, the Company's management, with the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of June 30, 2010, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management concluded that, as of June 30, 2010, our internal control over financial reporting is effective.

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

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K, and the effectiveness of the Company's internal control over financial reporting as of June 30, 2010, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is included in the Company's Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2010, and is incorporated by reference in this Annual Report on Form 10-K.

        The Company's Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K adopted by the SEC under the Exchange Act that applies to our principal executive officer and principal financial officer is available on the Company's website at www.royalgold.com and in print without charge to any stockholder who requests a copy. Requests for copies should be directed to Royal Gold, Inc., Attention Karen Gross, 1660 Wynkoop Street, Suite 1000, Denver, Colorado, 80202. The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, a provision of the Company's Code of Business Conduct and Ethics by posting such information on the Company's website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included in the Company's Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2010, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2010, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is included in the Company's Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2010, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included in the Company's Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2010, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements

        The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 26, 2010, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 63 above.

(b)   Exhibits

        Reference is made to the Exhibit Index beginning on page 100 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: August 26, 2010	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 26, 2010	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director
Date: August 26, 2010	By:	/s/ STEFAN L. WENGER Stefan Wenger Chief Financial Officer and Treasurer
Date: August 26, 2010	By:	/s/ STANLEY DEMPSEY Stanley Dempsey Chairman
Date: August 26, 2010	By:	/s/ M. CRAIG HAASE M. Craig Haase Director
Date: August 26, 2010	By:	/s/ WILLIAM M. HAYES William M. Hayes Director
Date: August 26, 2010	By:	/s/ S. ODEN HOWELL, JR. S. Oden Howell, Jr. Director
Date: August 26, 2010	By:	/s/ JAMES W. STUCKERT James W. Stuckert Director
Date: August 26, 2010	By:	/s/ DONALD J. WORTH Donald J. Worth Director

Exhibit Index

Exhibit Number		Description
2.1		Amended and Restated Agreement and Plan of Merger, dated July 30, 2007, among Battle Mountain Gold Exploration Corp., Royal Gold, Inc. and Royal Battle Mountain, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)
2.2
Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report of Form 8-K on January 22, 2010 and incorporated herein by reference)
3.1		Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on February 8, 2008 and incorporated herein by reference)
3.2		Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q on May 1, 2008 and incorporated herein by reference)
3.3
Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)
3.4
Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)
4.1
First Amended and Restated Rights Agreement dated September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on September 10, 2007 and incorporated herein by reference)
4.2
Stockholder Agreement dated April 3, 2009 by and among Royal Gold, Inc., Compañía Minera Carmen de Andacollo and Teck Cominco Limited (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 6, 2009 and incorporated herein by reference)
4.3		Amendment No. 1 to the Stockholder Agreement, dated January 12, 2010 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)
4.4
Appendix I to Schedule B of the Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)
10.1	**	Equity Incentive Plan (filed as part of the Company's proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 and incorporated herein by reference)
10.2
Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K on September 28, 1998 and incorporated herein by reference)
10.3
Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company's Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

Exhibit Number		Description
10.4		Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company's Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)
10.5	**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company's proxy statement on October 15, 1999 and incorporated herein by reference)
10.6		Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)
10.7
Production Payment Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(a) to the Company's Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)
10.8
Royalty Deed between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(b) to the Company's Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)
10.9
Agreement between Genesis Inc. and Royal Gold, Inc. dated October 13, 2004 (filed as Exhibit 10.1(c) to the Company's Current Report on Form 8-K on October 18, 2004 and incorporated herein by reference)
10.10
Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)
10.11
Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)
10.12
Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)
10.13		Proceeds Agreement with HSBC Bank USA (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on December 20, 2005 and incorporated herein by reference)
10.14
Purchase Agreement, between Kennecott Minerals Company and Royal Gold, Inc., dated December 22, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 29, 2005 and incorporated herein by reference)
10.15
Amended and Restated Funding Agreement dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)
10.16
Conveyance of Tail Royalty and Grant of Milling Fee dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)

Exhibit Number		Description
10.17		Conveyance of Production Payment dated as of February 22, 2006, between Société des Mines de Taparko, also known as Somita, SA, and Royal Gold, Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference)
10.18
Guaranty and Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)
10.19
Pledge Agreement dated as of February 22, 2006, between High River Gold Mines (International) Ltd., High River Gold Mines (West Africa) Ltd. and Royal Gold, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)
10.20
Guarantee Agreement dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)
10.21
Pledge of Securities dated as of February 22, 2006, by High River Gold Mines Ltd. in favor of Royal Gold, Inc. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)
10.22
Contribution Agreement in Support of Somita Funding Agreement dated as of February 22, 2006, from High River Gold Mine Ltd. to and for the benefit of Royal Gold Inc. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference)
10.23	**	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on February 22, 2010 and incorporated herein by reference)
10.24
Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)
10.25
Shares for Debt Agreement between Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)
10.26
Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)
10.27
Supplemental Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

Exhibit Number		Description
10.28		Amended and Restated Mortgage, Deed of Trust, Security Agreement, Pledge and Financing Statement between Royal Gold and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)
10.29
Second Amended and Restated Promissory Note between Royal Gold, High Desert Mineral Resources, Inc. and HSBC USA Bank, National Association, dated January 5, 2007 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)
10.30
Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)
10.31
Royalty Purchase and Sale Agreement dated July 30, 2008 by and between Royal Gold, Inc. and Barrick Gold Corporation (filed as Exhibit 10.44 to Royal Gold's Annual Report on Form 10-K/A filed on November 6, 2008 and incorporated herein by reference)
10.32	**
Employment Agreement by and between Royal Gold, Inc. and Tony Jensen dated September 15, 2008 (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)
10.33	**
Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Karen Gross, Stefan Wenger and Bruce Kirchhoff (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)
10.34	**
Form of Award Modification Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Tony Jensen, Karen Gross and Bruce Kirchhoff (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)
10.35
Third Amended and Restated Credit Agreement dated as of October 31, 2008 by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc., HSBC Bank USA, National Association, HSBC Securities (USA) Inc. and Bank of Nova Scotia (filed as Exhibit 10.1 to Royal Gold's Quarterly Report on Form 10-Q filed on February 6, 2009 and incorporated herein by reference)
10.36	**	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.2 to Royal Gold's Quarterly Report on Form 10-Q filed on February 6, 2009 and incorporated herein by reference)
10.37	**
Form of Incentive Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)
10.38	**
Form of Non-qualified Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)
10.39	**
Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

Exhibit Number		Description
10.40	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)
10.41	**
Form of Stock Appreciation Rights Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)
10.42
Amended and Restated Master Agreement by and between Royal Gold, Inc. and Compañía Minera Teck Carmen de Andacollo, dated as of January 12, 2010, along with the related Form of Royalty Agreement attached thereto as Exhibit C (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)
10.43
Amended and Restated Term Loan Facility Agreement, dated as of March 26, 2010, among Royal Gold, Inc., as a Borrower, Royal Gold Chile Limitada, as a Guarantor, RGLD Gold Canada, Inc., as a Guarantor, High Desert Mineral Resources, Inc., as a Guarantor, the other Guarantors from time to time party thereto, HSBC Bank USA, National Association, as Administrative Agent and a Lender, Bank of Nova Scotia, as Sole Syndication Agent and a Lender and HSBC Securities (USA) Inc., as Sole Lead Arranger (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 1, 2010 and incorporated herein by reference)
10.44
Amended and Restated Promissory Note, dated March 26, 2010, by Royal Gold, Inc. to HSBC Bank USA, National Association (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on April 1, 2010 and incorporated herein by reference)
10.45
Amended and Restated Promissory Note, dated March 26, 2010, by Royal Gold, Inc. to The Bank of Nova Scotia (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on April 1, 2010 and incorporated herein by reference)
10.46	*	Release Agreement among Royal Gold, Inc., RGLD Gold Canada, Inc. and HSBC Bank USA, National Association dated July 19, 2010
10.47	*	Commercial Pledge on Equity Interests in Royal Gold Chile Limitada by Royal Gold, Inc. et al. to HSBC Bank USA, National Association dated May 7, 2010 (English Translation)
10.48	*	Irrevocable Commercial Commission among Royal Gold, Inc. et al. and HSBC Bank USA, National Association dated May 7, 2010 (English Translation)
10.49	*	Agreement on Surety and Joint and Several Co-Debt established by Royal Gold Chile Limitada in favor of HSBC Bank USA, National Association dated May 7, 2010 (English Translation)
10.50	*	Commercial Pledge on Rights by Royal Gold Chile Limitada to HSBC Bank USA, National Association dated May 7, 2010 (relating to Andacollo royalty) (English Translation)
10.51	*	Commercial Pledge on Rights by Royal Gold Chile Limitada to HSBC Bank USA, National Association dated May 28, 2010 (relating to Pascua Lama royalty) (English Translation)
10.52	*	Commercial Pledge on Rights by Royal Gold Chile Limitada to HSBC Bank USA, National Association dated May 28, 2010 (relating to El Toqui royalty) (English Translation)

Exhibit Number		Description
10.53		Consent and First Amendment to Third Amended and Restated Credit Agreement, dated March 26, 2010, among Royal Gold, Inc., as a Borrower, High Desert Mineral Resources, Inc., as a Borrower, RG Mexico, Inc., as a Guarantor, HSBC Bank USA, National Association, as Administrative Agent and a Lender, Scotiabanc Inc., as a Lender, Bank of Nova Scotia, as Sole Syndication Agent and HSBC Securities (USA) Inc., as Sole Lead Arranger (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on April 1, 2010 and incorporated herein by reference)
10.54
Support Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Callco Inc., and RG Exchangeco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)
10.55
Voting and Exchange Trust Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Exchangeco Inc. and Computershare Trust Company of Canada (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)
10.56
Labrador Option Agreement, dated May 18, 1993, between Diamond Fields Resources Inc. and Archean Resources Ltd., as amended (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q on May 7, 2010 and incorporated herein by reference)
10.57
Form of Assignment of Rights Agreement between Royal Gold, Inc. and certain individuals dated July 1, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 8, 2010 and incorporated herein by reference)
10.58
Letter Agreement between Royal Gold, Inc. and Thompson Creek Metals Company Inc. dated July 15, 2010, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 21, 2010 and incorporated herein by reference). (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential portions have been submitted separately to the U.S. Securities and Exchange Commission). The form of Purchase and Sale Agreement attached thereto has been superseded by the form of Purchase and Sale Agreement included in Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 20, 2010.
10.59
Letter Agreement between Royal Gold, Inc. and Thompson Creek Metals Company Inc. dated August 16, 2010, which includes the form of Purchase and Sale Agreement by and among Royal Gold, Inc., Thompson Creek Metals Company Inc. and a subsidiary of each entity to be identified prior to the closing of the Acquisition (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 20, 2010 and incorporated herein by reference) (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential portions have been submitted separately to the U.S. Securities and Exchange Commission).
10.60	*
Robinson Property Trust Ancillary Agreement by and between Kennecott Holdings Corporation, Kennecott Rawhide Mining Company and Kennecott Nevada Copper Company and BHP Nevada Mining Company, dated September 12, 2003
10.61	*	Shares Purchase and Sale Agreement by Jaime Ugarte Lee and others to Compañia Minera Barrick Chile Limitada, dated as of March 23, 2001 (English Translation)
10.62	*	Letter Agreement between Minefinders Corporation Ltd., Francis J.L. Guardia and John W. Perston, dated January 27, 1993

Exhibit Number		Description
10.63	*	Mining Rights Purchase Agreement by and between Mr. Liébano Sáenz Ortiz and Compañía Minera Dolores, S.A. de C.V. dated October 13, 2006 (English Translation)
10.64	*
Royalty Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated March 29, 2005, as supplemented and amended by the Supplemental Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated May 20, 2005
10.65	*	Net Smelter Return Royalty Agreement by and between Newmont Canada Limited and Barrick Gold Corporation, dated October 8, 2004
10.66
Royalty for Technical Expertise Agreement by and between Tenedoramex S. A. de C. V. and Kennecott Minerals Company, dated as of March 23, 2001 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 6, 2006 and incorporated herein by reference)
10.67
Siguiri Gold Project, Guinea, WestAfrica, Option Agreement by and between N.V. Union Miniere S.A. and Golden Shamrock Mines Limited, dated December 23, 1992 (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K on April 6, 2009 and incorporated herein by reference)
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