Form 10-Q
period 2010-09-30
ROYAL GOLD INC
filed 2010-11-05
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 53,681,310 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 29, 2010.  In addition, as of such date, there were 1,605,312 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to dividend and other rights economically equivalent to those of the Company’s common stock.

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30,
	2010	June 30,
	(Unaudited)	2010
ASSETS
Cash and equivalents	$321,503	$324,846
Royalty receivables	43,041	40,363
Income tax receivable	—	3,432
Prepaid expenses and other current assets	1,817	2,627
Total current assets	366,361	371,268

Royalty interests in mineral properties, net (Note 4)	1,474,594	1,467,983
Other assets	21,852	22,082
Total assets	$1,862,807	$1,861,333

LIABILITIES
Current portion of long-term debt (Note 5)	$26,000	$26,000
Accounts payable	2,233	2,367
Dividends payable	4,978	4,970
Income tax payable	935	—
Other current liabilities	3,056	2,437
Total current liabilities	37,202	35,774

Long-term debt (Note 5)	216,000	222,500
Net deferred tax liabilities	152,062	152,583
Other long-term liabilities	16,045	16,928
Total liabilities	421,309	427,785

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 53,411,203 and 53,324,171 shares outstanding, respectively	534	534
Exchangeable shares, no par value, 1,806,649 shares issued, less 201,337 and 176,540 redeemed shares, respectively	70,650	71,741
Additional paid-in capital	1,282,596	1,284,087
Accumulated other comprehensive (loss)	(27)	(34)
Accumulated earnings	58,713	51,862
Treasury stock, at cost (0 and 96,675 shares, respectively)	—	(4,474)
Total Royal Gold stockholders’ equity	1,412,466	1,403,716
Non-controlling interests	29,032	29,832
Total equity	1,441,498	1,433,548
Total liabilities and equity	$1,862,807	$1,861,333

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2010	2009
Royalty revenues	$45,338	$26,113

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	1,192	1,201
General and administrative	3,724	2,195
Exploration and business development	687	885
Depreciation, depletion and amortization	18,925	11,078
Total costs and expenses	24,528	15,359

Operating income	20,810	10,754

Interest and other income	1,424	1,753
Interest and other expense	(2,305)	(355)
Income before income taxes	19,929	12,152

Income tax expense	(6,927)	(3,030)
Net income	13,002	9,122
Net income attributable to non-controlling interests	(1,171)	(1,996)
Net income attributable to Royal Gold stockholders	$11,831	$7,126

Net income	$13,002	$9,122
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	7	53
Comprehensive income	13,009	9,175
Comprehensive income attributable to non-controlling interests	(1,171)	(1,996)
Comprehensive income attributable to Royal Gold stockholders	$11,838	$7,179

Net income per share available to Royal Gold common stockholders:

Basic earnings per share	$0.22	$0.18
Basic weighted average shares outstanding	54,986,700	40,502,139
Diluted earnings per share	$0.21	$0.17
Diluted weighted average shares outstanding	55,250,028	40,861,713
Cash dividends declared per common share	$0.09	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$13,002	$9,122
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	18,925	11,078
Gain on distribution to non-controlling interest	(912)	(1,616)
Deferred tax benefit	(521)	(950)
Non-cash stock-based compensation expense	1,285	1,150
Tax benefit of stock-based compensation exercises	(521)	(51)
Changes in assets and liabilities:
Royalty receivables	(2,678)	(4,717)
Prepaid expenses and other assets	1,421	534
Accounts payable	409	(752)
Income taxes payable	4,887	2,545
Other	(1,063)	(153)
Net cash provided by operating activities	$34,234	$16,190

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(25,000)	—
Change in restricted cash - compensating balance	—	19,250
Proceeds on sale of Inventory - restricted	1,471	2,899
Deferred acquisition costs	(695)	(249)
Other	(33)	(30)
Net cash (used in) provided by investing activities	$(24,257)	$21,870

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	521	51
(Prepayment of) borrowings under Chilean loan facility	—	(19,250)
Common stock dividends	(4,973)	(3,259)
Repayment of debt	(6,500)	—
Distribution to non-controlling interests	(1,971)	(2,899)
Other	(397)	228
Net cash (used in) financing activities	$(13,320)	$(25,129)
Net increase (decrease) in cash and equivalents	(3,343)	12,931
Cash and equivalents at beginning of period	324,846	294,566
Cash and equivalents at end of period	$321,503	$307,497

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission on August 26, 2010 (“Fiscal 2010 10-K”).

Recently Adopted Accounting Standards

Variable Interest Entities

In June 2009, the Accounting Standards Codification (“ASC”) guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a Variable Interest Entity (“VIE”).  This qualitative analysis identifies the primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.  The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE.  Adoption of the updated guidance, effective for the Company’s fiscal year beginning July 1, 2010, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: (1) transfers in and out of Level 1 and 2 fair value measurements, and (2) enhanced detail in the Level 3 reconciliation.  The guidance was amended to provide clarity about the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and non-recurring measurements that fall in either Level 2 or Level 3.  The updated guidance was effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the Level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011.  The adoption had no impact on the Company’s financial

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

position, results of operations or cash flows.  Refer to Note 10 for further details regarding the Company’s fair value measurements as of September 30, 2010.

2.             ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION

As discussed in more detail in the Company’s Fiscal 2010 10-K, on February 22, 2010, Royal Gold, through a wholly-owned Canadian subsidiary, RG Exchangeco Inc. (“RG Exchangeco”), acquired all of the issued and outstanding common shares of International Royalty Corporation (the “IRC Transaction”).  The purchase price for the IRC Transaction consisted of approximately $350.0 million in cash, 5,234,086 shares of Royal Gold common stock (valued at $230.4 million on February 22, 2010) and 1,806,649 exchangeable shares of RG Exchangeco (valued at $79.5 million on February 22, 2010), which shares are convertible at any time on a one-for-one basis for Royal Gold common stock.

The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed as part of the IRC Transaction.  Royalty interests in mineral properties, deferred income taxes, and certain other tax matters were based on preliminary valuation data and estimates.  Accordingly, the fair values of these assets and liabilities are subject to change.

(in thousands)
Purchase price	$659,871

Current assets	$83,720
Royalty interests in mineral properties	774,291
Other assets	14,304
Current liabilities	(10,839)
Senior secured debentures	(28,769)
Net deferred tax liabilities	(140,891)
Uncertain tax positions	(8,362)
Other liabilities	(2,878)
Non-controlling interest	(20,705)
Total allocated purchase price	$659,871

There were no changes made to the purchase price allocation during the three months ended September 30, 2010 when compared to the purchase price allocation as of June 30, 2010, included in the Company’s Fiscal 2010 10-K.  The Company anticipates finalizing the IRC purchase price allocation during the quarter ended December 31, 2010.

3.             ROYALTY ACQUISITIONS

Acquisition of Additional Royalty Interests at Pascua-Lama

On July 1, 2010, the Company entered into two separate assignment of rights agreements with two private Chilean citizens whereby Royal Gold acquired an additional 0.75% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick Gold Corporation (“Barrick”) and located on the border between Argentina and Chile, for a purchase price of $53 million.  Of this amount, $25 million was paid immediately to acquire an additional 0.35% royalty interest.  A deferred payment of $28 million was made on October 28, 2010, to acquire the remaining 0.40% royalty interest.  Upon the October 28, 2010 closings, Royal Gold’s total gold NSR royalty interest in the Pascua-Lama project increased to 5.23%, at gold prices above $800 per ounce.  Pursuant to the assignment of rights agreements, Royal Gold also acquired a 0.20% fixed-rate net smelter return copper royalty that takes effect after January 1, 2017, increasing Royal Gold’s copper royalty interest in the Pascua-Lama project to 1.05%.

4.             ROYALTY INTERESTS IN MINERAL PROPERTIES

The following summarizes the Company’s royalty interests in mineral properties as of September 30, 2010 and June 30, 2010.

As of September 30, 2010 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(3,565)	$269,433
Voisey’s Bay	150,138	(3,874)	146,264
Peñasquito	99,172	(2,828)	96,344
Las Cruces	57,230	(965)	56,265
Mulatos	48,092	(10,952)	37,140
Dolores	44,878	(2,472)	42,406
Taparko	34,858	(33,585)	1,273
Gwalia Deeps	22,854	(678)	22,176
Leeville	18,322	(11,396)	6,926
Robinson	17,825	(8,065)	9,760
Cortez	10,630	(9,519)	1,111
Other	157,022	(55,677)	101,345
	934,019	(143,576)	790,443

Development stage royalty interests:
Pascua-Lama	340,610	—	340,610
Canadian Malartic	35,500	—	35,500
Wolverine	39,794	—	39,794
Other	49,662	—	49,662
	465,566	—	465,566

Exploration stage royalty interests	218,585	—	218,585
Total royalty interests in mineral properties	$1,618,170	$(143,576)	$1,474,594

Note:	The cost amount shown for the royalties acquired as part of the IRC Transaction are preliminary.
This includes Voisey’s Bay, Las Cruces, Gwalia Deeps, the IRC interest at Pascua-Lama, Wolverine and certain royalties included within the Other category in the above table.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2010 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(1,143)	$271,855
Voisey’s Bay	150,138	(2,052)	148,086
Peñasquito	99,172	(2,162)	97,010
Las Cruces	57,230	(490)	56,740
Mulatos	48,092	(10,177)	37,915
Dolores	44,878	(2,278)	42,600
Taparko	33,570	(29,242)	4,328
Leeville	18,322	(10,764)	7,558
Robinson	17,825	(7,678)	10,147
Gwalia Deeps	15,970	(416)	15,554
Cortez	10,630	(9,499)	1,131
Other	149,085	(49,285)	99,800
	917,910	(125,186)	792,724

Development stage royalty interests:
Pascua-Lama	315,610	—	315,610
Canadian Malartic	35,500	—	35,500
Wolverine	39,794	—	39,794
Other	50,733	—	50,733
	441,637	—	441,637

Exploration stage royalty interests	233,622	—	233,622
Total royalty interests in mineral properties	$1,593,169	$(125,186)	$1,467,983

Note:  The cost amount shown for the royalties acquired as part of the IRC Transaction are preliminary. This includes Voisey’s Bay, Las Cruces, Gwalia Deeps, the IRC interest at Pascua-Lama, Wolverine and certain royalties included within the Other category in the above table.

5.             DEBT

The Company’s current and non-current debt as of September 30, 2010 and June 30, 2010 consists of the following:

	As of September 30, 2010 (Amounts in thousands)		As of June 30, 2010 (Amounts in thousands)
	Current	Non-current	Current	Non-current
Credit facility	$—	$125,000	$—	$125,000
Term loan	26,000	91,000	26,000	97,500
Total debt	$26,000	$216,000	$26,000	$222,500

During the quarter ended September 30, 2010, the Company added one of its wholly-owned subsidiaries, RGLD Gold Canada, Inc., as a guarantor to the Company’s credit facility.

As discussed in the Company’s Fiscal 2010 10-K, the Company has financial covenants associated with its revolving credit facility and term loan.  At September 30, 2010, the Company was in compliance with each financial covenant.

6.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended
	September 30,	September 30,
	2010	2009
	(Amounts in thousands)
Stock options	$131	$135
Stock appreciation rights	167	77
Restricted stock	470	468
Performance stock	517	470
Total stock-based compensation expense	$1,285	$1,150

Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended
	September 30,	September 30,
	2010	2009
	(Amounts in thousands)
Stock-based compensation expense allocation:
Costs of operations	$265	$270
General and administrative	683	566
Exploration and business development	337	314
Total stock-based compensation expense	$1,285	$1,150

There were no stock options granted during the three months ended September 30, 2010 and 2009.  As of September 30, 2010, there was $0.4 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.77 years.

There were no stock appreciation rights granted during the three months ended September 30, 2010 and 2009.  As of September 30, 2010, there was $0.9 million of unrecognized compensation expense related to non-vested stock appreciation rights, which is expected to be recognized over a weighted-average period of 1.89 years.

There was no restricted stock granted during the three months ended September 30, 2010 and 2009.  As of September 30, 2010, there was $5.3 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 4.00 years.

There was no performance stock granted during the three months ended September 30, 2010 and 2009.  During the three months ended September 30, 2010 and 2009, 74,500 and 0 shares of performance stock, respectively, vested at a weighted average grant date fair market value of $42.53 and $0, respectively.  As of September 30, 2010, there was $0.9 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average vesting period of 0.76 years.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

7.             EARNINGS PER SHARE (“EPS”)

Basic earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Diluted earnings per share include the additional dilutive effect of our potentially dilutive securities, which include stock options, stock appreciation rights, restricted stock and performance stock.  The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method.

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended
	September 30,	September 30,
	2010	2009
	(in thousands, except share data)
Net income available to Royal Gold common stockholders	$11,831	$7,126
Weighted-average shares for basic EPS	54,986,700	40,502,139
Effect of other dilutive securities	263,328	359,574
Weighted-average shares for diluted EPS	55,250,028	40,861,713

Basic earnings per share	$0.22	$0.18

Diluted earnings per share	$0.21	$0.17

For the three months ended September 30, 2010 and 2009, approximately 72,700 and 0 stock-based compensation awards, respectively, were excluded from the computation of diluted EPS as the result would be anti-dilutive.

Our calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares.  Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock.

8.             INCOME TAXES

	For The Three Months Ended
	September 30,	September 30,
	2010	2009
	(Amounts in thousands, except rate)
Income tax expense	$6,927	$3,030
Effective tax rate	34.8%	24.9%

The increase in the effective tax rate for September 30, 2010 is primarily related to (i) an increase in tax expense related to earnings from non-U.S. subsidiaries, and (ii) the decrease in the tax benefit received on the statutory tax related to income from non-controlling interests.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2007.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2010 and June 30, 2010, the Company had $13.0 million and $11.9 million of total gross unrecognized tax benefits, respectively.  The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.  The increase in gross unrecognized tax benefits was primarily related to tax positions of IRC entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  If recognized, these unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2010 and June 30, 2010, the amount of accrued income-tax-related interest and penalties was $0.7 million and $0.6 million, respectively.  This amount is included in the liability for unrecognized tax benefits and is reflected in Other long-term liabilities on the Company’s consolidated balance sheets.

9.             SEGMENT INFORMATION

We manage our business under one operating segment, consisting of royalty acquisition and management activities.  All of our assets and revenues are attributable to the royalty operating segment.

Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty Revenue		Royalty Interests in Mineral Property, net
	Three Months Ended
	September 30,		As of	As of
	2010	2009	September 30, 2010	June 30, 2010
United States	26%	44%	5%	5%
Africa	23%	28%	2%	2%
Chile	19%	1%	43%	42%
Mexico	13%	17%	13%	13%
Canada	9%	2%	26%	27%
Australia	7%	—	6%	6%
Other	3%	8%	5%	5%

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

	Fair Value at September 30, 2010
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$284	$284	$—	$—
Marketable equity securities(2)	199	199	—	—
	$483	$483	$—	$—

(1)  Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)  Included in Other assets in the Company’s consolidated balance sheets.

The carrying amount of our long-term debt (including the current portion) approximates fair value as of September 30, 2010.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2010, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the three months ended September 30, 2010.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.          COMMITMENTS AND CONTINGENCIES

Voisey’s Bay

On February 22, 2010, as part of the IRC Transaction discussed in Note 2, we acquired a royalty on the Voisey’s Bay Mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited (“VNL”).  The royalty is owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary, Canadian Minerals Partnership, is the general partner and 89.99% owner.  The remaining interests in LNRLP are owned by Altius (10%), a company unrelated to Royal Gold and IRC, and the Company’s wholly-owned indirect subsidiary, Voisey’s Bay Holding Corporation (0.01%).

On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited (“Vale Inco”) and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited (“VIASL”) and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay Mine to Vale Inco.  The claim asserts that Vale Inco is incorrectly calculating the NSR and requests an order in respect of the correct calculation of future payments.  The claim also requests specific damages for underpayment of past royalties to the date of the claim in an amount not less than $29 million, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase and was not valued as part of the purchase price allocation discussed in Note 2 as the outcome cannot be reasonably estimated.

Holt

On October 1, 2008, as part of the Company’s acquisition of a portfolio of royalties from Barrick, we acquired a royalty on the Holt portion of the Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. (“St Andrew”).  St Andrew succeeded Newmont Canada Corporation (“Newmont Canada”) as owner of the Holloway-Holt mining project in November 2006.  By virtue of the Company’s acquisition of Barrick’s royalty portfolio, RGLD Gold Canada, Inc. (“RGLD Gold”) succeeded Barrick as the royalty payee under the royalty agreement.

On or about November 3, 2008, St Andrew filed an action in the Ontario Superior Court of Justice (the “Court”) seeking, among other things, declarations by the Court that St Andrew’s obligation in respect of

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the royalty is limited to only a portion of the total royalty payable, and that any additional royalty obligations under the royalty agreement remain the responsibility of Newmont Canada.  Newmont Canada responded that St Andrew is responsible for all royalty obligations under the royalty agreement.

Royal Gold and RGLD Gold (collectively “Royal Gold”) and Barrick were joined as necessary parties to the litigation in January 2009.  On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine.  The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals.  On August 21, 2009, Newmont Canada appealed the Court’s decision to the Court of Appeal of Ontario and on December 9, 2009, made Royal Gold a party to the appeal.  Oral argument of the appeal has been set for March 1, 2011.

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

CVP receives its royalty from Cortez in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 17,055 and 18,067 ounces of gold as of September 30, 2010 and June 30, 2010, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $8.3 million and $8.7 million as of September 30, 2010 and June 30, 2010, respectively, while the fair value of such ounces was approximately $22.3 million and $22.5 million as of September 30, 2010 and June 30, 2010, respectively.  None of the gold currently held in inventory as of September 30, 2010 and June 30, 2010, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

13.          SUBSEQUENT EVENTS

Mt. Milligan Gold Stream Acquisition

On October 20, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which a wholly-owned subsidiary of the Company, RGL Royalty AG (“RGL”), acquired the right to 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia (the “Gold Purchase Transaction”) from Terrane Metals Corp. (“Terrane”), a wholly-owned subsidiary of Thompson Creek Metals Company Inc. (“Thompson Creek”).  The parties entered

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

into the Purchase and Sale Agreement concurrently with the consummation of Thompson Creek’s acquisition of Terrane.

Pursuant to the Purchase and Sale Agreement, RGL paid $226.5 million at the closing of the Gold Purchase Transaction.  In the future, upon satisfaction of certain conditions set forth in the Purchase and Sale Agreement, RGL will make additional payments to Terrane in an amount not to exceed $85 million in the aggregate to fund a portion of the development costs of the Mt. Milligan project.  Upon commencement of production at the Mt. Milligan project, RGL will purchase 25% of the payable gold with a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to RGL and the lesser of $450 or the prevailing market price for each additional ounce thereafter.  The Purchase and Sale Agreement also contains representations and warranties, covenants, conditions and indemnification provisions in respect of each party.  The Company paid the $226.5 million portion of the total consideration from cash on hand.

Acquisition of Additional Royalty Interests at Pascua-Lama

Refer to Note 3 for further discussion on the acquisition of additional royalty interests at Pascua-Lama on October 28, 2010.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2010 (the “Fiscal 2010 10-K”).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” and other types of royalty interests throughout this MD&A.  These terms are defined in our Fiscal 2010 10-K.

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

As of September 30, 2010, the Company owns royalties on 34 producing properties, 23 development stage properties and 130 exploration stage properties, of which the Company considers 39 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining costs on the properties in which we hold royalty interests.  During the three months ended September 30, 2010, we focused on the management of our existing royalty interests and the acquisition of royalty and similar interests.

Our financial results are primarily tied to the price of gold, silver, copper, nickel and other metals, as well as production from our producing stage royalty interests.  The price of gold, silver, copper, nickel and other metals have fluctuated widely in recent years.  The marketability and the price of gold, silver, copper, nickel and other metals are influenced by numerous factors beyond the control of the Company and may have a material and adverse effect on the Company’s results of operations and financial condition.

For the three months ended September 30, 2010 and 2009, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Three months ended
	September 30, 2010		September 30, 2009
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,227	73%	$960	86%
Silver ($/ounce)	$18.97	4%	$14.69	2%
Copper ($/pound)	$3.29	9%	$2.65	7%
Nickel ($/pound)	$9.61	9%	$7.99	3%
Other	N/A	5%	N/A	2%

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

Please refer to our Fiscal 2010 10-K for further discussion of our principal producing royalty interests.

Mine	Location	Operator	Royalty (Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR GSR2: 0.40% to 5.0% sliding-scale GSR GSR3: 0.71% GSR NVR1: 0.39% NVR
Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)
Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Mulatos(1)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	3.25% NSR; 2.0% NSR (silver)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Inco Ltd. (“Vale”)	2.7% NSR (nickel, copper, cobalt)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo	75% of gold produced
Gwalia Deeps	Western Australia, Australia	St. Barbara Limited (“St. Barbara”)	1.5% NSR
Taparko(2)	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1); 0% to 10% sliding-scale GSR (TB-GSR2); 2.0% GSR (TB-GSR3)
Las Cruces	Andalucía, Spain	Inmet Mining (“Inmet”)	1.5% NSR (copper)

(1)             The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 610,000 cumulative ounces of gold have been produced as of September 30, 2010.

(2)             As of September 30, 2010, the Company has recognized $35.0 million associated with TB-GSR1.  In October 2010, the Company received the remaining amounts due associated with the $35.0 million cap.  Upon receipt of the remaining amounts due, TB-GSR1 and TB-GSR2 were terminated, and the Company’s perpetual 2.0% GSR royalty (TB-GSR3) became effective. The TB-GSR3 royalty covers all gold produced from the Taparko mine.

Our principal development royalties are shown in the following table and are not yet in production.  Please refer to our Fiscal 2010 10-K for further discussion of our principal development stage royalty interests.

Mine	Location	Operator	Royalty or similar interests (Gold unless otherwise stated)
Pascua-Lama(1)	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)
Canadian Malartic(2)	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	2.0% to 3.0% sliding-scale NSR
Holt(3)	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Mt. Milligan(4)	British Columbia, Canada	Terrane Metals Corp. (“Terrane”)	25% of the payable gold
Wolverine	Yukon Territory, Canada	Yukon Zinc Corporation (“Yukon Zinc”)	0.00% to 9.45% sliding-scale NSR (gold and silver)

(1)             Refer to “Recent Developments, Business Developments” below within this MD&A for a further discussion on the acquisition of additional royalty interests at Pascua-Lama.

(2)             The Canadian Malartic royalty is subject to a buy down right, which if exercised by Osisko would lower the sliding-scale NSR royalty to 1.0% to 1.5%.

(3)             Operator has contested the royalty rate and its obligation to pay the royalty.  See Note 11 to our consolidated financial statements for further information.

(4)             Refer to “Recent Developments, Business Developments” below within this MD&A for a further discussion on the acquisition of the Mt. Milligan gold stream.

Operators’ Production Estimates by Royalty for Calendar 2010

We received annual production estimates from the operators of our producing mines during the first calendar quarter of 2010.  The following table shows such production estimates for our principal producing properties for calendar 2010 as well as the actual production reported to us by the various operators through September 30, 2010.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.

Operators’ Production Estimate by Royalty for Calendar 2010 and Reported Production

Principal Producing Properties

For the period January 1, 2010 through September 30, 2010

	Calendar 2010 Operator’s Production Estimate(1)			Reported Production through September 30, 2010(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo(3)	27,000			13,050	—	—
Cortez GSR1	241,000	—	—	169,653	—	—
Cortez GSR2	—	—	—	1,239	—	—
Cortez GSR3	241,000	—	—	170,892	—	—
Cortez NVR1	188,000	—	—	123,558	—	—
Dolores(4),(5)	91,000	2.3 million	—	43,332	0.6 million	—
Gwalia Deeps	102,000			74,270	—	—
Las Cruces(4)
Copper			161 million			38.3 million
Leeville	429,000	—	—	321,247	—	—
Mulatos	160,000	—	—	103,611	—	—
Peñasquito(4)	180,000	13.4 million		102,568	8.5 million
Lead			107 million			56.0 million
Zinc			135 million			86.3 million
Robinson	75,000	—		62,787	—
Copper			115 million			83.1 million
Taparko(4)	137,000	—	—	90,540	—	—
Voisey’s Bay(4),(6)
Copper			N/A			12.6 million
Nickel			N/A			37.2 million

(1)             There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2010 10-K for information regarding factors that could affect actual results.

(2)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2010 through September 30, 2010, as reported to us by the operators of the mines.

(3)             The operator estimates that the mine will produce on average approximately 55,000 ounces of gold in concentrate annually for the first ten years of commercial production.  The production estimate shown represents the expected ramp-up of production, beginning April 2010, to commercial production, which occurred during October 2010.

(4)             Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on updates at this property.

(5)             Minefinders estimates that calendar 2010 production for gold will be between 91,000 ounces and 100,500 ounces of gold and silver production is estimated between 2.3 million ounces and 2.6 million ounces of silver.

(6)             The Company has not received calendar 2010 production guidance from the operator.

Recent Developments

Business Developments

Acquisition of Additional Royalty Interests at Pascua-Lama

On July 1, 2010, the Company entered into two separate assignment of rights agreements with two private Chilean citizens whereby Royal Gold acquired an additional 0.75% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick and located on the border between Argentina and Chile, for a purchase price of $53 million.  Of this amount, $25 million was paid immediately to acquire an additional 0.35% royalty interest.  A deferred payment of $28 million was made on October 28, 2010, to acquire the remaining 0.40% royalty interest.  Upon the October 28, 2010 closings, Royal Gold’s total gold NSR royalty interest in the Pascua-Lama project increased to 5.23%, at gold prices above $800 per ounce.  Pursuant to the assignment of rights agreements, Royal Gold also acquired a 0.20% fixed-rate NSR copper royalty that takes effect after January 1, 2017, increasing Royal Gold’s copper royalty interest in the Pascua-Lama project to 1.05%.

Mt. Milligan Gold Stream Acquisition

On October 20, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which a wholly-owned subsidiary of the Company, RGL Royalty AG (“RGL”), acquired the right to 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia (the “Gold Purchase Transaction”) from Terrane, a wholly-owned subsidiary of Thompson Creek Metals Company Inc. (“Thompson Creek”).  The parties entered into the Purchase and Sale Agreement concurrently with the consummation of Thompson Creek’s acquisition of Terrane.

Pursuant to the Purchase and Sale Agreement, RGL paid $226.5 million at the closing of the Gold Purchase Transaction.  In the future, upon satisfaction of certain conditions set forth in the Purchase and Sale Agreement, RGL will make additional payments (each, an “Additional Payment”) to Terrane in an amount not to exceed $85 million in the aggregate to fund a portion of the development costs of the Mt. Milligan project.  RGL paid the $226.5 million portion of the total consideration from cash on hand.  Upon commencement of production at the Mt. Milligan project, RGL will purchase 25% of the payable gold with a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to RGL and the lesser of $450 or the prevailing market price for each additional ounce thereafter.  The Purchase and Sale Agreement also contains representations and warranties, covenants, conditions and indemnification provisions in respect of each party.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

Teck Resources Limited (“Teck”) declared commercial production at the Andacollo mine beginning October 1, 2010.  Teck described the achievement of commercial production as marking the completion of project development, commissioning and operational ramp-up.  The plant has been averaging 53,000 tonnes of ore per day or 97% of design capacity of 55,000 tonnes per day.  The ramp-up that began in mid-February was completed by the end of September, within seven months of first ore to the mill.  Royalty payments from our Andacollo interest began with the commencement of shipments in May 2010.

Dolores

Minefinders reported that gold and silver production at the Dolores mine decreased in the second and third quarters of calendar 2010 due to lower average ore grades stacked on the leach pad and due to remediation work required to repair a tear in the Phase 1 leach pad that was discovered towards the end of June 2010.  Heavy rains at site hampered the repair work and prompted the removal and placement of a large portion of un-leached ore on the Phase 2 leach pad.  Minefinders has not released revised production guidance, but they have indicated that production from the third quarter of calendar 2010 is likely to be deferred.

Las Cruces

Inmet’s Las Cruces copper operation in Spain continues to experience difficulties as they start up production.  Inmet reported that plant reliability has improved significantly and no substantial mechanical downtime was experienced during the third calendar quarter of 2010.  Inmet is currently in the process of ramping-up throughput and production at Las Cruces.  Inmet has revised their copper production objective for calendar 2010 at Las Cruces to 20,000 tonnes of copper cathode to reflect the slower ramp-up.

Peñasquito

In September 2010, Goldcorp reported that their annual guidance for gold sales of 180,000 ounces from the Peñasquito mine remains unchanged.  Goldcorp also reported that they have declared commercial production, realized combined 30-day average throughput rates in excess of 70,000 tonnes per day, including peak daily throughput as high as 105,000 tonnes and continue on track with construction of the 30,000 tonne-per-day high pressure grinding roll circuit that was targeted for completion in early October.  Goldcorp has reported that they are still on schedule for full production ramp-up to designed capacity of 130,000 tonnes-per-day in early calendar 2011, and concentrate sales are ramping up according to expectations.

Taparko

The Taparko mine commenced gold production in August 2007 and has contributed approximately $57.4 million in royalty revenue (from TB-GSR1 and TB-GSR2, collectively) since production commenced.  During the quarter ended September 30, 2010, the $35 million cap associated with TB-GSR1 was achieved and the 2.0% GSR royalty (TB-GSR3) became effective.  The TB-GSR1 and TB-GSR2 royalties terminated upon receipt of the remaining amounts due under the $35 million cap, which occurred in October 2010.  The TB-GSR3 royalty covers all gold produced from the Taparko mine.

Refer to the Company’s Fiscal 2010 10-K for discussion regarding Somita SA’s breach of certain obligations under the Amended and Restated Funding Agreement dated February 22, 2006 between Royal Gold, Inc. and Somita SA.  There were no material developments during the three months ended September 30, 2010 with respect to Somita SA’s breach.

Voisey’s Bay

Vale and United Steel Workers Local 9508 conducted sporadic discussions during the third calendar quarter of 2010 to address issues surrounding the strike that began August 1, 2009.  Reports from October 20, 2010 have indicated that negotiations ended without an agreement.  While we are unable to speculate on possible resolution of the dispute, Vale reported that the Canadian nickel operations were returning to normalcy, which includes a ramp-up of Voisey’s Bay mining and processing operations.

Canadian Malartic

Osisko reported that construction at the Canadian Malartic mine and mill facilities continue to advance.  From June 2010 to September 2010, the mining fleet started pre-production mine activities, 67% of the project’s costs have been spent and 89% have been committed.  Construction of new institutional buildings is nearing completion and residential relocation is 100% complete.  Osisko reported that they remain on track towards their scheduled start-up and expect to be fully operational during the second quarter of calendar 2011.

Wolverine

Yukon Zinc reported that they are feeding stockpiled low grade ore to the plant as they finish commissioning of the mill.  All three circuits (the lead, copper and zinc circuits) are operational.  Yukon Zinc plans to feed ore to the plant from the underground mine in December 2010.

Results of Operations

Quarter Ended September 30, 2010, Compared to Quarter Ended September 30, 2009

For the quarter ended September 30, 2010, we recorded net income attributable to Royal Gold stockholders of $11.8 million, or $0.22 per basic share and $0.21 per diluted share, as compared to net income attributable to Royal Gold stockholders of $7.1 million, or $0.18 per basic share and $0.17 per diluted share, for the quarter ended September 30, 2009.  The increase in our earnings per share was primary attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset by an increase in general and administrative and depletion expenses during the period, which are also discussed further below.

For the quarter ended September 30, 2010, we recognized total royalty revenue of $45.3 million (which includes $0.4 million of non-controlling interests), at an average gold price of $1,227 per ounce and an average copper price of $3.29 per pound, compared to royalty revenue of $26.1 million (which includes $0.4 million of non-controlling interests), at an average gold price of $960 per ounce and an average copper price of $2.65 per pound for the quarter ended September 30, 2009.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Quarter Ended September 30, 2010 and 2009

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2010			September 30, 2009
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)		Royalty Revenue	Reported Production(1)
Andacollo(2),(3)	Gold	$8,174	8,905	oz.	N/A	N/A
Taparko(2)	Gold	$7,567	30,587	oz.	$5,966	25,350	oz.
Voisey’s Bay(2),(4)		$3,506			N/A
	Nickel		18.2 million	lbs.		N/A
	Copper		3.9 million	lbs.		N/A
Robinson		$3,128			$1,855
	Gold		19,012	oz.		18,269	oz.
	Copper		28.5 million	lbs.		21.1 million	lbs.
Peñasquito(2)		$3,006			$626
	Gold		35,624	oz.		22,900	oz.
	Silver		3.2 million	oz.		651,812	oz.
	Lead		21.9 million	lbs.		N/A
	Zinc		39.0 million	lbs.		N/A
Leeville	Gold	$2,635	122,834	oz.	$2,317	133,821	oz.
Cortez	Gold	$2,487	33,134	oz.	$5,827	94,864	oz.
Mulatos	Gold	$1,724	29,025	oz.	$2,224	46,440	oz.
Las Cruces(4)	Copper	$875	17.5 million	lbs.	N/A	N/A
Gwalia Deeps(4)	Gold	$493	26,644	oz.	N/A	N/A
Dolores		$399			$1,111
	Gold		8,479	oz.		19,305	oz.
	Silver		160,254	oz.		349,248	oz.
Other(5)	Various	$11,344	N/A		$6,187	N/A
Total Royalty Revenue		$45,338			$26,113

(1)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended September 30, 2010 and 2009, as reported to us by the operators of the mines.

(2)             Refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion of recent developments at the property.

(3)             Royalty acquired in January 2010.

(4)             Royalty acquired in February 2010 as part of the acquisition of International Royalty Corporation (“IRC”).

(5)             “Other” includes all of the Company’s non-principal producing royalties as of September 30, 2010.  “Other” for the three months ended September 30, 2009 included all of the Company’s non-principal producing royalties, Siguri and Goldstrike. Siguiri and Goldstrike were principal during our fiscal year 2010 and contributed $1.4 million and $1.0 million, respectively, during the quarter ended September 30, 2009.  Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the quarter ended September 30, 2010, compared with the quarter ended September 30, 2009, resulted primarily from an increase in the average gold and copper prices, revenue from the recently acquired Andacollo royalty, additional revenue from the recently acquired IRC producing royalties ($7.8 million), the continued ramp-up at Peñasquito and an increase in production at Taparko and Robinson.  These increases were partially offset by a decrease in production at Cortez and Dolores.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.

General and administrative expenses increased to $3.7 million for the quarter ended September 30, 2010, from $2.2 million for the quarter ended September 30, 2009.  The increase was primarily due to an increase in audit fees from the Company’s previous independent registered accountants of approximately $0.4 million, increase in general corporate costs of $0.4 million and an increase in employee related costs of approximately $0.4 million.  The increase in general corporate costs was attributable to an increase in stock exchange listing fees.  Approximately $0.3 million of the increase in employee related costs was attributable to severance related costs, which are one-time, non-recurring charges.

The Company recorded total non-cash stock-based compensation expense related to our equity compensation plans of $1.3 million for the quarter ended September 30, 2010, compared to $1.2 million for the quarter ended September 30, 2009.  Our non-cash stock-based compensation expense is allocated among costs of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income.  Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock-based compensation expense for the quarters ended September 30, 2010 and 2009.

Depreciation, depletion and amortization increased to $18.9 million for the quarter ended September 30, 2010, from $11.1 million for the quarter ended September 30, 2009.  The increase was primarily due to production from the royalties acquired from IRC, which resulted in additional depletion of approximately $4.8 million during the period.  The increase was also attributable to depletion from the recently acquired Andacollo royalty, which resulted in additional depletion expense of approximately $2.4 million during the period.

Interest and other expense increased to $2.3 million for the three months ended September 30, 2010, from $0.4 million for the three months ended September 30, 2009.  The increase was primarily due to an increase in interest expense of approximately $1.7 million, which was associated with the outstanding balances on the Company’s debt facilities during the period.

During the quarter ended September 30, 2010, we recognized income tax expense totaling $6.9 million compared with $3.0 million during the quarter ended September 30, 2009.  This resulted in an effective tax rate of 34.8% in the current period, compared with 24.9% in the quarter ended September 30, 2009.  The increase in the effective tax rate for September 30, 2010 is primarily related to (i) an increase in tax expense related to earnings from non-U.S. subsidiaries, and (ii) the decrease in the tax benefit received on the statutory tax related to income from non-controlling interests.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 11 to the notes to consolidated financial statements in the Company’s Fiscal 2010 10-K.

Liquidity and Capital Resources

Overview

At September 30, 2010, we had current assets of $366.4 million compared to current liabilities of $37.2 million for a current ratio of 10 to 1.  This compares to current assets of $371.3 million and current liabilities of $35.8 million at June 30, 2010, resulting in a current ratio of approximately 10 to 1.  As discussed below and earlier in this MD&A, in October 2010, the Company paid $254.5 million from cash on hand for the Mt. Milligan gold stream and the additional Pascua-Lama royalty interests, which could lower the Company’s current ratio.

During the quarter ended September 30, 2010, liquidity needs were met from $45.3 million in royalty revenues (including $0.4 million of non-controlling interests) and our available cash resources.  As of September 30, 2010, the Company had $125 million outstanding under its credit facility, the maximum amount available.  In addition, as of September 30, 2010, the Company had $117 million outstanding under its term loan facility.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service (current and long-term), cost of operation expenses, general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future.  Our current financial resources are also available for royalty acquisitions, including the $85 million commitment as part of the Mt. Milligan gold stream acquisition, and to fund dividends.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we would likely need to seek additional debt or equity financing opportunities.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal Year 2010 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Acquisition of Additional Royalty Interests at Pascua-Lama

As further discussed earlier within this MD&A under “Recent Developments, Business Developments,” on July 1, 2010 and October 28, 2010, the Company paid a total of $53 million to acquire additional royalty interests at Pascua-Lama.  The total consideration was funded using cash on hand.

Mt. Milligan Gold Stream Acquisition

As further discussed earlier within this MD&A under “Recent Developments, Business Developments,” on October 20, 2010, the Company completed the Gold Purchase Transaction.  Total consideration paid at closing for the Gold Purchase Transaction was $226.5 million, which was funded using cash on hand.

The Company will make additional payments to Terrane not to exceed $85 million to fund a portion of the development costs at the Mt. Milligan project, subject to certain conditions.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly impacted by changes in the market price of gold, silver, copper, nickel and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues.  Certain of our royalty contracts have feature that may amplify the negative effects of a drop in commodity prices,” under Part I, Item 1A of our Fiscal 2010 10-K, for more information that can affect gold and other prices as well as historical gold, silver and copper prices.

During the three month period ended September 30, 2010, we reported royalty revenues of $45.3 million, with an average gold price for the period of $1,227 per ounce and an average copper price of $3.29 per pound.  Approximately 73% of our total recognized revenues for the three months ended September 30, 2010 were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A.  For the three months ended September 30, 2010, if the price of gold had averaged higher or lower by $100 per ounce, we would have recorded an increase or decrease in revenue of approximately $2.7 million.

Approximately 9% of our total recognized revenues for the three months ended September 30, 2010 were attributable to copper sales from our copper producing royalty interests.  For the three months ended September 30, 2010, if the price of copper had averaged higher or lower by $0.50 per pound, we would have recorded an increase or decrease in revenues of approximately $0.7 million, respectively.

Approximately 9% of our total recognized revenues for the three months ended September 30, 2010 were attributable to nickel sales from our nickel producing royalty interests.  For the three months ended September 30, 2010, if the price of nickel had averaged higher or lower by $1.00 per pound, we would have recorded an increase or decrease in revenues of approximately $0.7 million, respectively.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange

Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2010, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Part I, Item 3 of our Fiscal Year 2010 10-K for a discussion on litigation associated with our Voisey’s royalty.  There was no material development to this litigation during the three months ended September 30, 2010.

Holt

Refer to Part I, Item 3 of our Fiscal Year 2010 10-K for a discussion on litigation associated with our Holt royalty.  There was no material development to this litigation during the three months ended September 30, 2010.  Oral argument of the appeal have been set for March 1, 2011.

ITEM 1A.             RISK FACTORS

Information regarding risk factors appears in Item 2 “MD&A — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2010 10-K.

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

ROYAL GOLD, INC.

Date: November 5, 2010	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer

Date: November 5, 2010	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 23, 2009)

10.1	Form of Assignment of Rights Agreement between Royal Gold, Inc. and certain individuals dated July 1, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 8, 2010)

31.1	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.