Form 10-Q
period 2010-12-31
ROYAL GOLD INC
filed 2011-02-04
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

There were 53,807,744 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 31, 2011.  In addition, as of such date, there were 1,537,544 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to dividend and other rights economically equivalent to those of the Company’s common stock.

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	December 31,	June 30,
	2010	2010
ASSETS
Cash and equivalents	$71,409	$324,846
Royalty receivables	52,869	40,363
Income tax receivable	2,147	3,432
Prepaid expenses and other current assets	1,962	2,627
Total current assets	128,387	371,268

Royalty interests in mineral properties, net (Note 4)	1,715,477	1,467,983
Other assets	19,760	22,082
Total assets	$1,863,624	$1,861,333

LIABILITIES
Current portion of long-term debt (Note 5)	$26,000	$26,000
Accounts payable	2,624	2,367
Dividends payable	6,087	4,970
Other current liabilities	3,243	2,437
Total current liabilities	37,954	35,774

Long-term debt (Note 5)	199,500	222,500
Net deferred tax liabilities	151,375	152,583
Other long-term liabilities	19,754	16,928
Total liabilities	408,583	427,785

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 53,470,710 and 53,324,171 shares outstanding, respectively	535	534
Exchangeable shares, no par value, 1,806,649 shares issued, less 206,425 and 176,540 redeemed shares, respectively	70,426	71,741
Additional paid-in capital	1,285,296	1,284,087
Accumulated other comprehensive income (loss)	117	(34)
Accumulated earnings	70,935	51,862
Treasury stock, at cost (0 and 96,675 shares, respectively)	—	(4,474)
Total Royal Gold stockholders’ equity	1,427,309	1,403,716
Non-controlling interests	27,732	29,832
Total equity	1,455,041	1,433,548
Total liabilities and equity	$1,863,624	$1,861,333

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	December 31,	December 31,
	2010	2009
Royalty revenues	$56,316	$34,740

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	3,949	1,638
General and administrative	3,930	2,972
Exploration and business development	827	2,828
Depreciation, depletion and amortization	16,006	12,101
Total costs and expenses	24,712	19,539

Operating income	31,604	15,201

Interest and other income	2,285	150
Interest and other expense	(1,797)	(166)
Income before income taxes	32,092	15,185

Income tax expense	(11,374)	(4,833)
Net income	20,718	10,352
Net income attributable to non-controlling interests	(2,406)	(737)
Net income attributable to Royal Gold stockholders	$18,312	$9,615

Net income	$20,718	$10,352
Adjustments to comprehensive income, net of tax Unrealized change in market value of available for sale securities	145	94
Comprehensive income	20,863	10,446
Comprehensive income attributable to non-controlling interests	(2,406)	(737)
Comprehensive income attributable to Royal Gold stockholders	$18,457	$9,709

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.33	$0.24
Basic weighted average shares outstanding	55,043,160	40,578,426
Diluted earnings per share	$0.33	$0.23
Diluted weighted average shares outstanding	55,308,709	40,962,137
Cash dividends declared per common share	$0.11	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Six Months Ended
	December 31,	December 31,
	2010	2009
Royalty revenues	$101,654	$60,853

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	5,140	2,839
General and administrative	7,654	5,167
Exploration and business development	1,514	3,713
Depreciation, depletion and amortization	34,930	23,179
Total costs and expenses	49,238	34,898

Operating income	52,416	25,955

Interest and other income	3,708	1,903
Interest and other expense	(4,102)	(521)
Income before income taxes	52,022	27,337

Income tax expense	(18,301)	(7,864)
Net income	33,721	19,473
Net income attributable to non-controlling interests	(3,577)	(2,733)
Net income attributable to Royal Gold stockholders	$30,144	$16,740

Net income	$33,721	$19,473
Adjustments to comprehensive income, net of tax Unrealized change in market value of available for sale securities	152	147
Comprehensive income	33,873	19,620
Comprehensive income attributable to non-controlling interests	(3,577)	(2,733)
Comprehensive income attributable to Royal Gold stockholders	$30,296	$16,887

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.55	$0.41
Basic weighted average shares outstanding	55,014,930	40,540,283
Diluted earnings per share	$0.55	$0.41
Diluted weighted average shares outstanding	55,279,193	40,942,564
Cash dividends declared per common share	$0.20	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Six Months Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$33,721	$19,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	34,930	23,179
Gain on distribution to non-controlling interest	(2,709)	(1,742)
Deferred tax benefit	(1,208)	(1,446)
Non-cash stock-based compensation expense	3,207	3,087
Tax benefit of stock-based compensation exercises	(952)	(739)
Changes in assets and liabilities:
Royalty receivables	(12,505)	(13,416)
Prepaid expenses and other assets	1,631	634
Accounts payable	(301)	1,417
Income taxes payable (receivable)	2,237	(2,007)
Other liabilities	3,303	(557)
Net cash provided by operating activities	$61,354	$27,883

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(279,500)	—
Change in restricted cash - compensating balance	—	19,250
Proceeds on sale of Inventory - restricted	4,260	3,108
Deferred acquisition costs	(2,057)	(343)
Other	(96)	(81)
Net cash (used in) provided by investing activities	$(277,393)	$21,934

Cash flows from financing activities:
Tax benefit of stock-based compensation exercises	952	739
(Prepayment of) borrowings under Chilean loan facility	—	(19,250)
Repayment of debt	(23,000)	—
Common stock dividends	(9,953)	(6,522)
Proceeds from issuance of common stock	—	594
Distribution to non-controlling interests	(5,123)	(3,108)
Other	(274)	1
Net cash (used in) financing activities	$(37,398)	$(27,546)
Net increase (decrease) in cash and equivalents	(253,437)	22,271
Cash and equivalents at beginning of period	324,846	294,566
Cash and equivalents at end of period	$71,409	$316,837

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission on August 26, 2010 (“Fiscal 2010 10-K”).

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

Fair Value Measurements

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: (1) transfers in and out of Level 1 and 2 fair value measurements, and (2) enhanced detail in the Level 3 reconciliation.  The guidance was amended to provide clarity about the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and non-recurring measurements that fall in either Level 2 or Level 3.  The updated guidance was effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the Level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011.  The adoption had no impact on the Company’s financial position, results of operations or cash flows.  Refer to Note 10 for further details regarding the Company’s fair value measurements as of December 31, 2010.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

There were no changes made to the purchase price allocation during the three and six months ended December 31, 2010 when compared to the purchase price allocation as of June 30, 2010, included in the Company’s Fiscal 2010 10-K.  The Company expects to finalize the IRC purchase price allocation during the quarter ended March 31, 2011.

3.                                      ROYALTY ACQUISITIONS

Mt. Milligan Gold Stream Acquisition

On October 20, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which a wholly-owned subsidiary of the Company, RGL Royalty AG (“RGL”), acquired the right to 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia (the “Gold Purchase Transaction”) from Terrane Metals Corp. (“Terrane”), a wholly-owned subsidiary of Thompson Creek Metals Company Inc. (“Thompson Creek”).  The parties entered into the Purchase and Sale Agreement and consummated the Gold Purchase Transaction concurrently with the consummation of Thompson Creek’s acquisition of Terrane.

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

The acquisition of the Mt. Milligan gold stream has been accounted for as an asset acquisition.  The $226.5 million paid at closing, plus direct transaction costs of approximately $1.1 million, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.  The Company paid the $226.5 million portion of the total consideration from cash on hand.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Acquisition of Additional Royalty Interests at Pascua-Lama

On July 1, 2010, the Company entered into two separate assignment of rights agreements with two private Chilean citizens whereby Royal Gold acquired an additional 0.75% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick Gold Corporation (“Barrick”) and located on the border between Argentina and Chile, for a purchase price of $53 million.  Of this amount, $25 million was paid on July 1, 2010 to acquire 0.35% of the 0.75% royalty interest.  A deferred payment of $28 million was made on October 28, 2010, to acquire the remaining 0.40% royalty interest.  Upon the October 28, 2010, closings, Royal Gold’s total gold NSR royalty interest in the Pascua-Lama project increased to 5.23%, at gold prices above $800 per ounce.  Pursuant to the assignment of rights agreements, Royal Gold also acquired a 0.20% fixed-rate net smelter return copper royalty that takes effect after January 1, 2017, increasing Royal Gold’s copper royalty interest in the Pascua-Lama project to 1.05%.

The acquisition of the additional royalty interests at Pascua-Lama has been accounted for as an asset acquisition.  The total purchase price of $53 million, plus direct transaction costs of approximately $1.1 million, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.  The Company paid the $53.0 million of the total consideration from cash on hand.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.                                      ROYALTY INTERESTS IN MINERAL PROPERTIES

The following summarizes the Company’s royalty interests in mineral properties as of December 31, 2010 and June 30, 2010.

As of December 31, 2010 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(6,622)	$266,376
Voisey’s Bay	150,138	(7,570)	142,568
Peñasquito	99,172	(3,783)	95,389
Las Cruces	57,230	(1,418)	55,812
Mulatos	48,092	(12,230)	35,862
Dolores	44,878	(2,822)	42,056
Taparko	34,858	(33,676)	1,182
Gwalia Deeps	22,854	(953)	21,901
Leeville	18,322	(11,954)	6,368
Robinson	17,825	(8,378)	9,447
Cortez	10,630	(9,577)	1,053
Other	157,022	(60,414)	96,608
	934,019	(159,397)	774,622

Development stage royalty interests:
Pascua-Lama	369,714	—	369,714
Mt. Milligan	227,600	—	227,600
Canadian Malartic	35,500	—	35,500
Wolverine	39,794	—	39,794
Other	49,662	—	49,662
	722,270	—	722,270

Exploration stage royalty interests	218,585	—	218,585
Total royalty interests in mineral properties	$1,874,874	$(159,397)	$1,715,477

Note:  The cost amounts shown for the royalties acquired as part of the IRC Transaction are preliminary. This includes Voisey’s Bay, Las Cruces, Gwalia Deeps, the IRC interest at Pascua-Lama, Wolverine and certain royalties included within the Other category in the above table.

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

Note:  The cost amounts shown for the royalties acquired as part of the IRC Transaction are preliminary. This includes Voisey’s Bay, Las Cruces, Gwalia Deeps, the IRC interest at Pascua-Lama, Wolverine and certain royalties included within the Other category in the above table.

5.                                      DEBT

The Company’s current and non-current debt as of December 31, 2010 and June 30, 2010 consists of the following:

	As of December 31, 2010 (Amounts in thousands)		As of June 30, 2010 (Amounts in thousands)
	Current	Non-current	Current	Non-current
Credit facility	$—	$115,000	$—	$125,000
Term loan	26,000	84,500	26,000	97,500
Total debt	$26,000	$199,500	$26,000	$222,500

During the quarter ended September 30, 2010, the Company added one of its wholly-owned subsidiaries, RGLD Gold Canada, Inc., as a guarantor to the Company’s credit facility.

As discussed in the Company’s Fiscal 2010 10-K, the Company has financial covenants associated with its revolving credit facility and term loan.  At December 31, 2010, the Company was in compliance with each financial covenant.

Please refer to Note 13 for updates to our debt facilities that occurred subsequent to December 31, 2010.

6.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$113	$126	$244	$261
Stock appreciation rights	202	115	368	192
Restricted stock	800	761	1,270	1,229
Performance stock	808	935	1,325	1,405
Total stock-based compensation expense	$1,923	$1,937	$3,207	$3,087

Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)		(Amounts in thousands)
Stock-based compensation expense allocation:
Cost of operations	$340	$389	$605	$659
General and administrative	1,150	1,097	1,832	1,663
Exploration and business development	433	451	770	765
Total stock-based compensation expense	$1,923	$1,937	$3,207	$3,087

For the three and six months ended December 31, 2010 and 2009, 24,800 and 21,060 stock options, respectively, were granted at an exercise price of $49.66 and $53.00, respectively.  As of December 31, 2010, there was $0.8 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average vesting period of 2.28 years.

During the three and six months ended December 31, 2010 and 2009, 51,500 and 51,640 stock settled stock appreciation rights (“SSARs”), respectively, were granted at an exercise price of $49.66 and $53.00, respectively.  As of December 31, 2010, there was $1.8 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average vesting period of 2.25 years.

During the three and six months ended December 31, 2010 and 2009, 53,100 and 60,000 shares of restricted stock, respectively, were granted at a grant date fair market value of $49.66 and $53.00, respectively.  As of December 31, 2010, there was $7.2 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 4.29 years.

During the three and six months ended December 31, 2010 and 2009, 60,500 and 53,000 shares of performance stock, respectively, were granted at a grant date fair market value of $49.66 and $53.00, respectively.  No performance shares vested during the three months ended December 31, 2010, while 11,500 performance shares vested during the three months ended December 31, 2009, at a grant date fair market value of $29.75.  During the six months ended December 31, 2010 and 2009, 74,500 and 11,500 shares of performance stock, respectively, vested at a weighted average grant date fair market value of $42.53 and $29.75, respectively.  As of December 31, 2010, there was $3.1 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a remaining estimated vesting period of 1.49 years.

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(in thousands, except share data)		(in thousands, except share data)
Net income available to Royal Gold common stockholders	$18,312	$9,615	$30,144	$16,740
Weighted-average shares for basic EPS	55,043,160	40,578,426	55,014,930	40,540,283
Effect of other dilutive securities	265,549	383,711	264,263	402,281
Weighted-average shares for diluted EPS	55,308,709	40,962,137	55,279,193	40,942,564
Basic earnings per share	$0.33	$0.24	$0.55	$0.41
Diluted earnings per share	$0.33	$0.23	$0.55	$0.41

For the three and six months ended December 31, 2010 and 2009, 72,700 stock-based compensation awards were excluded from the computation of diluted EPS as the result would be anti-dilutive.

Our calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares.  Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

8.                                      INCOME TAXES

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax expense	$11,374	$4,833	$18,301	$7,864
Effective tax rate	35.4%	31.8%	35.2%	28.8%

The increase in the effective tax rate for the three month and six month periods ended December 31, 2010 is primarily related to (i) an increase in tax expense related to earnings from non-U.S. subsidiaries, (ii) the increase in tax expense resulting from the change in valuation allowance on deferred tax assets, and (iii) an increase in tax expense related to unrealized foreign exchange gains.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2007.

As of December 31, 2010 and June 30, 2010, the Company had $15.0 million and $11.9 million of total gross unrecognized tax benefits, respectively.  The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.  The increase in gross unrecognized tax benefits was primarily related to tax positions of IRC entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  If recognized, these unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At December 31, 2010 and June 30, 2010, the amount of accrued income-tax-related interest and penalties was $0.8 million and $0.6 million, respectively.  This amount is included in the liability for unrecognized tax benefits and is reflected in Other long-term liabilities on the Company’s consolidated balance sheets.

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

					Royalty Interests in
	Royalty Revenue				Mineral Property, net
	Three Months Ended		Six Months Ended		As of	As of
	December 31,		December 31,		December 31,	June 30,
	2010	2009	2010	2009	2010	2010
United States	31%	48%	29%	47%	4%	5%
Africa	6%	30%	13%	29%	1%	2%
Chile	21%	1%	20%	1%	39%	42%
Mexico	19%	13%	16%	15%	11%	13%
Canada	16%	2%	13%	2%	36%	27%
Australia	5%	4%	6%	4%	5%	6%
Other	2%	2%	3%	2%	4%	5%

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

	Fair Value at December 31, 2010
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$284	$284	$—	$—
Marketable equity securities(2)	341	341	—	—
	$625	$625	$—	$—

(1)  Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)  Included in Other assets in the Company’s consolidated balance sheets.

The carrying amount of our long-term debt (including the current portion) approximates fair value as of December 31, 2010.

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

As of December 31, 2010, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the six months ended December 31, 2010.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Royal Gold and RGLD Gold (collectively “Royal Gold”) and Barrick were joined as necessary parties to the litigation in January 2009.  On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine.  The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals.  On August 21, 2009, Newmont Canada appealed the Court’s decision to the Court of Appeal of Ontario and on December 9, 2009, made Royal Gold a party to the appeal.  Oral argument of the appeal has been set for March 28, 2011.

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

CVP receives its royalty from Cortez in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 15,136 and 18,067 ounces of gold as of December 31, 2010 and June 30, 2010, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $7.4 million and $8.7 million as of December 31, 2010 and June 30, 2010, respectively, while the fair value of such ounces was approximately $21.3 million and $22.5 million as of December 31, 2010 and June 30, 2010, respectively.  None of the gold currently held in inventory as of December 31, 2010 and June 30, 2010, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

13.          SUBSEQUENT EVENT

Debt

On February 1, 2011, the Company amended and restated its term loan and revolving credit facility (collectively, the “Bank Facilities”).  Key modifications to the Bank Facilities include, among other items:  1) an increase in the maximum availability under the revolving credit facility from $125 million to $225 million; 2) an increase in the total borrowing under the term loan from $110.5 million to $130 million; 3) an extension of the final maturity date for each of the Bank Facilities to February 1, 2014; 4) a restructuring of the interest rate applicable to the term loan, making it consistent with the interest rate under the revolving credit facility, which results in a reduction in the current effective rate from LIBOR plus 2.25% to LIBOR plus 1.875%; 5) a reduction in the amortization rate for principal payments under the term loan from 5% of the initial funded principal amount per quarter to 3% of the currently funded principal amount per quarter; and 6) a change to the revolving credit facility financial covenants deleting the current forward-looking facility coverage ratio (as defined) and adding a debt service ratio (as defined), which is required to be maintained at 1.25 to 1.0, making the revolving credit facility financial covenant package consistent with the financial covenant package under the term loan.  As of December 31, 2010, the Company was in compliance with each financial covenant, including the added debt service ratio, under the revolving credit facility and term loan.

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

As of December 31, 2010, the Company owns royalties on 34 producing properties, 24 development stage properties and 130 exploration stage properties, of which the Company considers 38 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining costs on the properties in which we hold royalty interests.  During the three months ended December 31, 2010, we focused on the management of our existing royalty interests and the acquisition of royalty and similar interests.

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

For the three and six months ended December 31, 2010 and 2009, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Three months ended				Six months ended
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,367	65%	$1,100	84%	$1,295	69%	$1,028	85%
Silver ($/ounce)	$26.43	6%	$17.57	2%	$22.67	5%	$16.12	2%
Copper ($/pound)	$3.92	11%	$3.01	9%	$3.60	10%	$2.83	8%
Nickel ($/pound)	$10.70	12%	$7.96	2%	$10.15	11%	$7.97	2%
Other	N/A	6%	N/A	3%	N/A	5%	N/A	3%

Principal Royalties

Our principal producing royalty interests are shown in the following table.  The Company considers both historical and future potential revenues in determining which royalties in our portfolio are principal to our business.  Estimated future potential revenues from both producing and development properties are based on a number of factors, including reserves subject to our interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalties is no longer principal to our business.

Please refer to our Fiscal 2010 10-K for further discussion of our principal producing royalty interests.

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR
Robinson	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)
Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Mulatos(1)	Sonora, Mexico	Alamos Gold, Inc.(“Alamos”)	1.0% to 5.0% sliding-scale NSR
Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd.(“Minefinders”)	3.25% NSR; 2.0% NSR (silver)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Inco Ltd. (“Vale”)	2.7% NSR (nickel, copper, cobalt)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced
Gwalia Deeps	Western Australia, Australia	St. Barbara Limited (“St. Barbara”)	1.5% NSR
Taparko(2)	Burkina Faso, West Africa	High River Gold Mines Ltd. (“High River”)	15% GSR (TB-GSR1); 0% to 10% sliding-scale GSR (TB-GSR2); 2.0% GSR (TB-GSR3)
Las Cruces	Andalucía, Spain	Inmet Mining Corporation (“Inmet”)	1.5% NSR (copper)

(1)          The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 658,000 cumulative ounces of gold have been produced as of December 31, 2010.

(2)          The Company has fully recognized the $35.0 million cap associated with TB-GSR1.  In October 2010, the Company received the remaining amounts due associated with the $35.0 million cap.  Upon receipt of the remaining amounts due, TB-GSR1 and TB-GSR2 were terminated, and the Company’s perpetual 2.0% GSR royalty (TB-GSR3) became effective. The TB-GSR3 royalty covers all gold produced from the Taparko mine.  The Company does not consider the TB-GSR3 royalty at Taparko to be principal to our business.

Our principal development royalties are shown in the following table and are not yet in production.  Please refer to our Fiscal 2010 10-K for further discussion of our principal development stage royalty interests.

Royalty or similar interests
Mine	Location	Operator	(Gold unless otherwise stated)
Pascua-Lama(1)	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)
Canadian Malartic(2)	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	2.0% to 3.0% sliding-scale NSR
Holt(3)	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Mt. Milligan(4)	British Columbia, Canada	Thompson Creek Metals Company Inc. (“Thompson Creek”)	25% of the payable gold
Wolverine	Yukon Territory, Canada	Yukon Zinc Corporation (“Yukon Zinc”)	0.00% to 9.45% sliding-scale NSR (gold and silver)

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

Operators’ Production Estimates by Royalty for Calendar 2010

We received annual production estimates from the operators of our producing mines during the first calendar quarter of 2010.  The following table shows such production estimates for our principal producing properties for calendar 2010 as well as the actual production reported to us by the various operators through December 31, 2010.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.

Operators’ Production Estimate by Royalty for Calendar 2010 and Reported Production

Principal Producing Properties

For the period January 1, 2010 through December 31, 2010

	Calendar 2010 Operator’s Production Estimate(1)			Reported Production through December 31, 2010(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo(3)	27,000			24,137	—	—
Cortez GSR1	241,000	—	—	258,878	—	—
Cortez GSR2	—	—	—	1,459	—	—
Cortez GSR3	241,000	—	—	260,337	—	—
Cortez NVR1	188,000	—	—	173,993	—	—
Dolores(4),(5)	91,000	2.3 million	—	57,073	1.1 million	—
Gwalia Deeps	102,000			102,319	—	—
Las Cruces(4)
Copper			161 million			55.0 million
Leeville	429,000	—	—	449,291	—	—
Mulatos	160,000	—	—	151,445	—	—
Peñasquito(4)	180,000	13.4 million		157,343	13.6 million
Lead			107 million			94.4 million
Zinc			135 million			144.4 million
Robinson	75,000	—		75,442	—
Copper			115 million			107.8 million
Taparko(4)	137,000	—	—	126,681	—	—
Voisey’s Bay(4),(6)
Copper			N/A			52.2 million
Nickel			N/A			59.7 million

(1)          There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2010 10-K for information regarding factors that could affect actual results.

(2)          Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2010 through December 31, 2010, as reported to us by the operators of the mines.

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

(5)          Minefinders estimated that calendar 2010 production for gold would be between 91,000 ounces and 100,500 ounces of gold and silver production would be between 2.3 million ounces and 2.6 million ounces of silver.

(6)          The Company did not receive calendar 2010 production guidance from the operator.

Recent Developments

Business Developments

Mt. Milligan Gold Stream Acquisition

On October 20, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which a wholly-owned subsidiary of the Company, RGL Royalty AG (“RGL”), acquired the right to 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia (the “Gold Purchase Transaction”) from Terrane Metals Corp. (“Terrane”), a wholly-owned subsidiary of Thompson Creek.  The parties entered into the Purchase and Sale Agreement and consummated the Gold Purchase Transaction concurrently with the consummation of Thompson Creek’s acquisition of Terrane.

Pursuant to the Purchase and Sale Agreement, RGL paid $226.5 million at the closing of the Gold Purchase Transaction.  In the future, upon satisfaction of certain conditions set forth in the Purchase and Sale Agreement, RGL will make additional payments (each, an “Additional Payment”) to Thompson Creek in an amount not to exceed $85 million in the aggregate to fund a portion of the development costs of the Mt. Milligan project.  Upon commencement of production at the Mt. Milligan project, RGL will purchase 25% of the payable gold with a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to RGL and the lesser of $450 or the prevailing market price for each additional ounce thereafter.  The Purchase and Sale Agreement also contains representations and warranties, covenants, conditions and indemnification provisions in respect of each party.

The $226.5 million paid at closing, plus direct transaction costs of approximately $1.1 million, has been recorded as a development state royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.  The Company paid the $226.5 million portion of the total consideration from cash on hand.

Acquisition of Additional Royalty Interests at Pascua-Lama

On July 1, 2010, the Company entered into two separate assignment of rights agreements with two private Chilean citizens whereby Royal Gold acquired an additional 0.75% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick and located on the border between Argentina and Chile, for a purchase price of $53 million.  Of this amount, $25 million was paid on July 1, 2010 to acquire 0.35% of the 0.75% royalty interest.  A deferred payment of $28 million was made on October 28, 2010, to acquire the remaining 0.40% royalty interest.  Upon the October 28, 2010 closings, Royal Gold’s total gold NSR royalty interest in the Pascua-Lama project increased to 5.23%, at gold prices above $800 per ounce.  Pursuant to the assignment of rights agreements, Royal Gold also acquired a 0.20% fixed-rate NSR copper royalty that takes effect after January 1, 2017, increasing Royal Gold’s copper royalty interest in the Pascua-Lama project to 1.05%.  The total purchase price of $53 million, plus direct transaction costs of approximately $1.1 million, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

Teck declared commercial production at the Andacollo mine beginning October 1, 2010.  The plant has been averaging 53,000 tonnes of ore per day or 97% of design capacity of 55,000 tonnes per day.  Royalty payments from our Andacollo interest began with the commencement of shipments in May 2010.  At design capacity, Andacollo is estimated to produce about 55,000 ounces of gold in concentrate annually.  Teck has not provided its production estimate for calendar 2011.

Cortez

Production at Cortez was higher than estimated for calendar 2010 primarily due to an emphasis on mining Pipeline ore during the fourth quarter of calendar 2010.  As Barrick continues to focus on mining at Cortez Hills, we do not expect the fourth quarter of calendar 2010 production level to continue through calendar 2011.  The Company is currently awaiting 2011 annual production guidance from Cortez.

Dolores

Minefinders reported that gold and silver production at the Dolores mine decreased in the second and third quarters of calendar 2010 due to lower average ore grades stacked on the leach pad and remediation work required to repair a tear in the Phase 1 leach pad that was discovered towards the end of June 2010.  Heavy rains at site hampered the repair work and prompted the removal and placement of a large portion of un-leached ore on the Phase 2 leach pad.

In November 2010, Minefinders revised their fourth quarter calendar 2010 guidance to 11,000 – 12,000 from 27,500 – 30,500 ounces of gold and 500,000 – 600,000 from 950,000 – 1,060,000 ounces of silver, while realized production for the fourth quarter of calendar 2010 was 16,102 ounces of gold and 511,544 ounces of silver.  With the temporary cessation of leaching on the Phase 1 leach pad, all gold and silver production since mid-September 2010 is coming from the Phase 2 leach pad.  As the volume of material stacked and under leach at the Phase 2 pad has increased, production has increased.

Las Cruces

Inmet’s Las Cruces copper operation in Spain continues to experience difficulties as they start up production.  In November 2010, Inmet revised their copper production objective for calendar 2010 at Las Cruces to 28,000 tonnes of copper cathode to reflect the slower ramp-up.

In January 2011, Inmet reported their calendar 2011 performance objectives for Las Cruces.  Inmet estimates its calendar 2011 copper production at Las Cruces will be 50,200 tonnes of copper cathode.

Mt. Milligan

Development at Mt. Milligan is currently on schedule as the winter work program has been implemented.

Mulatos

Alamos reported that gold production at the Mulatos mine was below its 2010 production guidance due to intense rainy conditions during the second and third calendar quarters of 2010, which resulted in production shortfalls.  Production at the Mulatos mine increased significantly during the fourth calendar quarter of 2010 due to stacking of ore directly on the liner within the new expanded North Mulatos heap leach area.  Alamos also reported that its estimated gold production at the Mulatos mine for calendar 2011 is 160,000 to 175,000 ounces.

Peñasquito

In January 2011, Goldcorp reported that actual calendar 2010 production at Peñasquito was approximately 168,000 ounces of gold.  Commissioning of the high pressure grinding roll (“HPGR”) was completed during the fourth calendar quarter of 2010.  With the addition of the HPGR units, full capacity of 130,000 tonnes per day is expected by the end of the first calendar quarter of 2011.  Goldcorp also announced guidance of 350,000 ounces of gold for calendar 2011.

Robinson

In January 2011, Quadra reported that the transition from the Veteran Pit to the Ruth Pit was completed and that production was lower during the fourth calendar quarter of 2010 due to severe weather and grade variability.  Quadra also reported that they expect calendar 2011 payable copper production at Robinson to range between 105 and 120 million pounds, while gold production is expected to decline to approximately 45,000 to 50,000 payable ounces for calendar 2011 due to lower gold grades at the Ruth Pit.

Siguiri

The Siguiri royalty was subject to a dollar cap of approximately $12.0 million and was considered principal to our business during fiscal year 2010.  The dollar cap on the Siguiri royalty was met during the quarter ended December 31, 2010.  The Company expects its final royalty payment in February 2011.

Taparko

During the quarter ended September 30, 2010, the $35 million cap associated with TB-GSR1 was achieved and the 2.0% GSR royalty (TB-GSR3) became effective.  The TB-GSR1 and TB-GSR2 royalties terminated upon receipt of the remaining amounts due under the $35 million cap, which occurred in October 2010.  The TB-GSR3 royalty covers all gold produced from the Taparko mine.
TB-MR1, a 0.75% GSR milling royalty which applies to ore that is mined outside of the defined area of the Taparko project, also remains in effect.  The Company does not consider the TB-GSR3 and TB-MR1 royalties at Taparko to be principal to our business.

On January 17, 2011, the Company released its security interests in certain collateral that it held pursuant to the Amended and Restated Funding Agreement dated February 22, 2006 (the “Funding Agreement”) between the Company and Somita SA (“Somita”), a 90% owned subsidiary of High River and the operator of the Taparko mine.  As security for the Company’s $35 million investment made under the Funding Agreement, High River pledged certain equity investments in public companies held by High River (“Pledge I”), and two of High River’s subsidiaries pledged their equity interests in Somita and High River (West Africa) Ltd., the corporate parent of Somita (“Pledge II”).  Pursuant to their terms, Pledge I would remain in effect until certain production and performance standards have been attained at the Taparko mine sufficient to satisfy the Completion Test, as defined in the Funding Agreement, and Pledge II would remain in effect until satisfaction of certain requirements as provided in the construction contract between Somita and its construction contractor.  Following discussions with High River concerning the results of the Completion Test, the Company agreed to release its security interests in the collateral held pursuant to Pledge I and Pledge II, and High River agreed, among other things, to provide certain insurance coverage on the Taparko mine for the benefit of Royal Gold.

Voisey’s Bay

Vale and United Steel Workers Local 9508 (“USW 9508”) conducted sporadic discussions during the third and fourth calendar quarters of 2010 to address issues surrounding the strike that began August 1, 2009.  On January 31, 2011, Vale announced that a new five-year collective agreement has been ratified by the USW 9508 representing mine and mill operations employees at Voisey’s Bay, Labrador, thus ending the strike that began August 1, 2009.  Vale has reported that the Canadian nickel operations were returning to normalcy, which includes a ramp-up of Voisey’s Bay mining and processing operations.

Canadian Malartic

Osisko reported that the commercial production start at its Canadian Malartic project is scheduled to begin in the second quarter of calendar 2011.

Holt

St Andrew continued development and pre-production activities during the quarter.  Oral arguments related to the dispute over the payor of the royalty are scheduled to be heard on March 28, 2011.

Wolverine

Yukon Zinc reported that the start-up of the Wolverine project is complete.  The processing plant is being commissioned with modification and optimization work on-going.  Ore has been processed from surface stockpiles to produce zinc, copper and lead concentrates.  The mill processing facility is operating at about 30% of capacity.  Yukon Zinc expects to increase production to the design capacity of 1,700 tonnes per day during calendar 2011.  The Company did not recognize royalty revenue at Wolverine during the three and six months ended December 31, 2010.  The Wolverine royalty is classified as a development stage royalty interest on the Company’s consolidated balance sheets.

Results of Operations

Quarter Ended December 31, 2010, Compared to Quarter Ended December 31, 2009

For the quarter ended December 31, 2010, we recorded net income attributable to Royal Gold stockholders of $18.3 million, or $0.33 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $9.6 million, or $0.24 per basic share and $0.23 per diluted share, for the quarter ended December 31, 2009.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset by an increase in cost of operation expenses and depletion expenses during the period, which are also discussed further below.

For the quarter ended December 31, 2010, we recognized total royalty revenue of $56.3 million, at an average gold price of $1,367 per ounce, an average nickel price of $10.70 per pound and an average copper price of $3.92 per pound, compared to royalty revenue of $34.7 million, at an average gold price of $1,100 per ounce, an average nickel price of $7.96 and an average copper price of $3.01 per pound for the quarter ended December 31, 2009.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Quarter Ended December 31, 2010 and 2009

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		December 31, 2010			December 31, 2009
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)		Royalty Revenue	Reported Production(1)
Andacollo(2),(3)	Gold	$11,332	11,087	oz.	N/A	N/A
Voisey’s Bay(2),(4)		$8,057			N/A
	Nickel		22.5 million	lbs.		N/A
	Copper		39.6 million	lbs.		N/A
Cortez	Gold	$7,640	89,445	oz.	$8,870	124,973	oz.
Peñasquito(2)		$5,849			$1,100
	Gold		54,775	oz.		28,120	oz.
	Silver		5.1 million	oz.		1.2 million	oz.
	Lead		38.3 million	lbs.		N/A
	Zinc		58.1 million	lbs.		N/A
Robinson(2)		$3,461			$3,644
	Gold		12,655	oz.		24,057	oz.
	Copper		24.7 million	lbs.		31.7 million	lbs.
Mulatos(2)	Gold	$3,038	47,834	oz.	$2,443	43,928	oz.
Leeville	Gold	$2,588	105,998	oz.	$2,955	150,328	oz.
Taparko(2)	Gold	$993	36,141	oz.	$8,864	32,202	oz.
Las Cruces(2),(4)	Copper	$991	16.7 million	lbs.	N/A	N/A
Dolores(2)		$872			$396
	Gold		13,741	oz.		19,305	oz.
	Silver		466,496	oz.		349,248	oz.
Gwalia Deeps(4)	Gold	$577	28,049	oz.	N/A	N/A
Other(5)	Various	$10,918	N/A		$6,468	N/A
Total Royalty Revenue		$56,316			$34,740

(1)          Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended December 31, 2010 and 2009, as reported to us by the operators of the mines.

(2)          Refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion of recent developments at the property.

(3)          Royalty acquired in January 2010.

(4)          Royalty acquired in February 2010 as part of the acquisition of International Royalty Corporation (“IRC”).

(5)          “Other” includes all of the Company’s non-principal producing royalties as of December 31, 2010.  “Other” for the three months ended December 31, 2009 included all of the Company’s non-principal producing royalties, including Siguri and Goldstrike. Siguiri and Goldstrike were principal during our fiscal year 2010 and contributed $1.6 million and $0.6 million, respectively, during the quarter ended December 31, 2009.  Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the quarter ended December 31, 2010, compared with the quarter ended December 31, 2009, resulted primarily from an increase in the average gold and copper prices, revenue from the recently acquired Andacollo royalty, additional revenue from the recently acquired IRC producing royalties ($13.4 million) and the continued ramp-up at Peñasquito.  These increases were partially offset by a decrease in production at Cortez, Leeville and Robinson and a decrease in royalty revenue from Taparko, which was due to the dollar cap being met during the period.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.

Cost of operations increased to $3.9 million for the three months ended December 31, 2010, compared to $1.6 million for the three months ended December 31, 2009.  The increase was primarily due an increase in mining proceeds tax expense, which was due to new royalty revenue from the recently acquired Voisey’s Bay royalty.

General and administrative expenses increased to $3.9 million for the quarter ended December 31, 2010, from $3.0 million for the quarter ended December 31, 2009.  The increase was primarily due to an increase in tax consulting fees and legal fees.

The Company recorded total non-cash stock-based compensation expense related to our equity compensation plans of $1.9 million for the quarters ended December 31, 2010 and 2009.  Our non-cash stock-based compensation expense is allocated among costs of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income.  Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock-based compensation expense for the quarters ended December 31, 2010 and 2009.

Exploration and business development expense decreased to $0.8 million for the quarter ended December 31, 2010, from $2.8 million for the quarter ended December 31, 2009.  The decrease is primarily due to a decrease in legal fees of approximately $1.1 million and a decrease in tax, accounting and consulting fees of approximately $1.0 million, all of which related to professional services work done as part of the IRC transaction.

Depreciation, depletion and amortization increased to $16.0 million for the quarter ended December 31, 2010, from $12.1 million for the quarter ended December 31, 2009.  The increase was primarily due to production from the royalties acquired from IRC, which resulted in additional depletion of approximately $6.8 million during the period.  The increase was also attributable to depletion from the recently acquired Andacollo royalty, which resulted in additional depletion expense of approximately $3.1 million during the period.  These increases were partially offset by a decrease in depletion at Taparko ($5.0 million) and Siguiri ($1.2 million), which was due to the dollar caps being met during the period.

Interest and other income increased to $2.3 million for the three months ended December 31, 2010, from $0.2 million for the three months ended December 31, 2009.  The increase was primarily due to a $1.8 million gain on distributions of Inventory — restricted attributable to non-controlling interest holders.

Interest and other expense increased to $1.8 million for the three months ended December 31, 2010, from $0.2 million for the three months ended December 31, 2009.  The increase was primarily due to an increase in interest expense of approximately $1.5 million, which was associated with the outstanding balances on the Company’s debt facilities during the period.

During the quarter ended December 31, 2010, we recognized income tax expense totaling $11.4 million compared with $4.8 million during the quarter ended December 31, 2009.  This resulted in an effective tax rate of 35.4% in the current period, compared with 31.8% in the quarter ended December 31, 2009.  The increase in the effective tax rate for the three months ended December 31, 2010 is primarily related to (i) an increase in tax expense related to earnings from non-U.S. subsidiaries, (ii) the increase in tax expense resulting from the change in valuation allowance on deferred tax assets, and (iii) an increase in tax expense related to unrealized foreign exchange gains.

Six Months Ended December 31, 2010, Compared to Six Months Ended December 31, 2009

For the six months ended December 31, 2010, we recorded net income attributable to Royal Gold stockholders of $30.1 million, or $0.55 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $16.7 million, or $0.41 per basic share and diluted share, for the six months ended December 31, 2009.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset by an increase in general and administrative expenses and depletion expenses during the period, which are also discussed further below.

For the six months ended December 31, 2010, we recognized total royalty revenue of $101.7 million, at an average gold price of $1,295 per ounce and an average copper price of $3.60 per pound, compared to total royalty revenue of $60.9 million, at an average gold price of $1,028 per ounce and an average copper price of $2.83 per pound for the six months ended December 31, 2009.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Six Months Ended December 31, 2010 and 2009

(In thousands, except reported production ozs. and lbs.)

		Six Months Ended			Six Months Ended
		December 31, 2010			December 31, 2009
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)		Royalty Revenue	Reported Production(1)
Andacollo(2),(3)	Gold	$19,506	19,992	oz.	N/A	N/A
Voisey’s Bay(2),(4)		$11,563			N/A
	Nickel		40.7 million	lbs.		N/A
	Copper		43.5 million	lbs.		N/A
Cortez	Gold	$10,127	122,579	oz.	$14,697	219,837	oz.
Peñasquito(2)		$8,855			$1,727
	Gold		90,399	oz.		51,020	oz.
	Silver		8.3 million	oz.		1.9 million	oz.
	Lead		60.3 million	lbs.		N/A
	Zinc		97.1 million	lbs.		N/A
Taparko(2)	Gold	$8,560	42,372	oz.	$14,829	57,552	oz.
Robinson(2)		$6,589			$5,500
	Gold		31,667	oz.		42,326	oz.
	Copper		53.2 million	lbs.		52.8 million	lbs.
Leeville	Gold	$5,222	228,832	oz.	$5,272	284,150	oz.
Mulatos(2)	Gold	$4,761	76,859	oz.	$4,668	90,368	oz.
Las Cruces(2),(4)	Copper	$1,866	34.2 million	lbs.	N/A	N/A
Dolores(2)		$1,271			$1,508
	Gold		22,220	oz.		38,610	oz.
	Silver		626,750	oz.		698,496	oz.
Gwalia Deeps(4)	Gold	$1,070	54,693	oz.	N/A	N/A
Other(5)	Various	$22,264	N/A		$12,652	N/A
Total Royalty Revenue		$101,654			$60,853

(1)          Reported production relates to the amount of metal sales, subject to our royalty interests, for the six months ended December 31, 2010 and December 31, 2009, as reported to us by the operators of the mines.

(2)          Refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments at the property.

(3)          Royalty acquired in January 2010.

(4)          Royalty acquired in February 2010 as part of the acquisition of IRC.

(5)          “Other” includes all of the Company’s non-principal producing royalties as of December 31, 2010.  “Other” for the six months ended December 31, 2009 included all of the Company’s non-principal producing royalties, including Siguri and Goldstrike. Siguiri and Goldstrike were principal during our fiscal year 2010 and contributed $3.0 million and $1.6 million, respectively, during the six months ended December 31, 2009.  Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the six months ended December 31, 2010, compared with the six months ended December 31, 2009, resulted primarily from an increase in the average gold and copper prices, revenue from the recently acquired Andacollo royalty, additional revenue from the recently acquired IRC producing royalties ($21.2 million) and the continued ramp-up at Peñasquito.  These increases were partially offset during the period due to a decrease in production at Mulatos and Leeville and lower revenue from Taparko and Siguiri, which was due to the dollar caps being met during the period.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.

Cost of operations increased to $5.1 million for the six months ended December 31, 2010, compared to $2.8 million for the six months ended December 31, 2009.  The increase was primarily due to an increase in mining proceeds tax expense, which was due to new royalty revenue from the recently acquired Voisey’s Bay royalty.

General and administrative expenses increased to $7.7 million for the six months ended December 31, 2010, from $5.2 million for the six months ended December 31, 2009.  The increase was primarily due an increase in employee related costs of approximately $0.8 million, increase in general corporate costs of approximately $0.5 million, an increase in tax consulting fees of approximately $0.5 million and in increase in legal and accounting fees of approximately $0.5 million.  Approximately $0.5 million of the increase in employee related costs was attributable to severance related costs, which were associated with the IRC transaction and are one-time costs.  Approximately $0.4 million of the increase in general corporate costs was attributable to an increase in stock exchange listing fees.

Exploration and business development expenses decreased to $1.5 million for the six months ended December 31, 2010, from $3.7 million for the six months ended December 31, 2009.  The decrease is primarily due to a decrease in legal fees of approximately $1.1 million and a decrease in tax, accounting and consulting fees of approximately $1.0 million, all of which related to professional services work done as part of the IRC transaction.

The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $3.2 million for the six months ended December 31, 2010, compared to $3.1 million for the six months ended December 31, 2009. Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income.  Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the six months ended December 31, 2010 and 2009.

Depreciation, depletion and amortization increased to $34.9 million for the six months ended December 31, 2010, from $23.2 million for the six months ended December 31, 2009.  The increase was primarily due to production from the royalties acquired from IRC, which resulted in additional depletion of approximately $11.6 million during the period.  The increase was also attributable to depletion from the recently acquired Andacollo royalty, which resulted in additional depletion expense of approximately $5.5 million during the period.  These increases were partially offset by a decrease in depletion at Taparko ($4.2 million) and Siguiri ($1.1 million), which was due to the dollar caps being met during the period.

Interest and other income increased to $3.7 million for the six months ended December 31, 2010, from $1.9 million for the six months ended December 31, 2009.  The increase was primarily due to an increase in gains on distributions of Inventory — restricted attributable to non-controlling interest holders of approximately $1.0 million.

Interest and other expense increased to $4.1 million for the six months ended December 31, 2010, from $0.5 million for the six months ended December 31, 2009.  The increase was primarily due to an increase in interest expense of approximately $3.2 million, which was associated with the outstanding balances on the Company’s debt facilities during the period.

During the six months ended December 31, 2010, we recognized income tax expense totaling $18.3 million compared with $7.9 million during the six months ended December 31, 2009.  This resulted in an effective tax rate of 35.2% in the current period, compared with 28.8% during the six months ended December 31, 2009.  The increase in the effective tax rate for the six months ended December 31, 2010, is primarily related to (i) an increase in tax expense related to earnings from non-U.S. subsidiaries, (ii) the increase in tax expense resulting from the change in valuation allowance on deferred tax assets, and (iii) an increase in tax expense related to unrealized foreign exchange gains.

Liquidity and Capital Resources

Overview

At December 31, 2010, we had current assets of $128.4 million compared to current liabilities of $38.0 million for a current ratio of 3 to 1.  This compares to current assets of $371.3 million and current liabilities of $35.8 million at June 30, 2010, resulting in a current ratio of approximately 10 to 1.  The decrease in the current ratio is primarily due to a decrease in cash and equivalents during the period.  Cash and equivalents decreased during the period as the Company invested $279.5 million for the Mt. Milligan gold stream (October 2010) and the additional Pascua-Lama royalty interests (July and October 2010) from its available cash on hand.

During the quarter ended December 31, 2010, liquidity needs were met from $56.3 million in royalty revenues and our available cash resources.  As of December 31, 2010, the Company had $115 million outstanding under its $125 million revolving credit facility.  In addition, as of December 31, 2010, the Company had $110.5 million outstanding under its term loan facility.  Refer to Note 5 of our notes to consolidated financial statements and below for further discussion and on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service (current and long-term), cost of operation expenses, general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future.  Our current financial resources are also available for royalty acquisitions, including the $85 million commitment as part of the Mt. Milligan Gold Purchase Transaction, and to fund dividends.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we would likely need to seek additional debt or equity financing opportunities.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal Year 2010 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Facility

On February 1, 2011, the Company, HSBC Bank USA, National Association (“HSBC”) and The Bank of Nova Scotia (“Scotia”) entered into a Fourth Amended and Restated Revolving Credit Agreement, which replaces the Company’s $125 million revolving credit facility under the Third Amended and Restated Credit Agreement, dated as of October 30, 2008.

The modifications implemented in the amended and restated revolving credit facility include: (1) an increase in the maximum principal balance to $225 million, which will provide an additional $100 million to the Company; (2) a 12 month extension of the final maturity date from February 2013 to February 2014; (3) deletion of the facility coverage ratio (as defined) financial covenant; (4) addition of a debt service coverage ratio (as defined) financial covenant required to be maintained at 1.25 to 1.0; and (5) the grant by RGLD Gold Canada, Inc., a wholly owned subsidiary of the Company, of a security interest over, and lien on, certain the royalty agreements, including the Canadian Malartic Project and the Holt Project.

The existing customary covenants limiting the ability of Royal Gold and its subsidiaries to, among other things, incur debt or liens, dispose of assets, enter into transactions with affiliates, make certain investments or consummate certain mergers and the existing collateral package (that includes pledges over the Company’s royalties at Peñasquito, Dolores, Mulatos, Cortez, Leeville, Goldstrike and Robinson) remain unchanged.

Royal Gold intends to use the additional revolving credit facility availability of $100 million for general corporate purposes.

The foregoing description of the amended and restated revolving credit facility is qualified in its entirety by reference to the Fourth Amended and Restated Revolving Credit Agreement, and related documents, filed herewith as Exhibit 10.7.

Amendment to the Term Loan

In addition to entering into the Fourth Amended and Restated Revolving Credit Agreement, on February 1, 2011, Royal Gold entered into a Second Amended and Restated Term Loan Facility Agreement with HSBC and Scotia, which replaces the Amended and Restated Term Loan Facility Agreement, dated March 26, 2010.

The modifications implemented in the Second Amended Term Loan include: (1) additional $19.5 million in borrowing under the term loan; (2) a 12 month extension of the final maturity date from February 2013 to February 2014; (3) deletion of the facility coverage ratio (as defined) financial covenant; (4) addition of a debt service coverage ratio (as defined) financial covenant required to be maintained at 1.25 to 1.0; (5) a reduction in the amortization rate for principal payments from 5% of the initial funded principal amount per quarter to 3% of the currently funded principal amount per quarter; (6) a restructuring of the interest rate, which results in a reduction in the current effective rate from LIBOR plus 2.25% to LIBOR plus 1.875%; (7) the grant by RGLD Gold Canada, Inc., a wholly owned subsidiary of the Company, of a security interest over, and lien on, certain royalty agreements, including the Canadian Malartic Project and the Holt Project; (8) the release of security interests over and liens on the Company’s Chilean royalty properties (Andacollo, Pascua-Lama and El Toqui) and the equity of Royal Gold Chile Limitada and release of the corporate guaranty by Royal Gold Chile; and (9) the addition of RG Mexico as a corporate guarantor under the term loan.

The modifications to the financial covenants, collateral package and corporate guaranties under the term loan make them consistent with the financial covenants, collateral package and corporate guaranties under the Company’s revolving credit facility. The existing customary covenants limiting the ability of Royal Gold and its subsidiaries to, among other things, incur debt or liens, dispose of assets, enter into transactions with affiliates, make certain investments or consummate certain mergers remain unchanged.

Lenders will make an advance in an amount equal to approximately $19.5 million, which fully funds the term loan.  Royal Gold intends to use such proceeds for working capital and general corporate purposes.

The foregoing description of the term loan is qualified in its entirety by reference to the Second Amended and Restated Term Loan Facility Agreement filed herewith as Exhibit 10.4.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly impacted by changes in the market price of gold, silver, copper, nickel and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues.  Certain of our royalty contracts have features that may amplify the negative effects of a drop in commodity prices,” under Part I, Item 1A of our Fiscal 2010 10-K, for more information that can affect gold and other prices as well as historical gold, silver and copper prices.

During the six month period ended December 31, 2010, we reported royalty revenues of $101.7 million, with an average gold price for the period of $1,295 per ounce and an average copper price of $3.60 per pound.  Approximately 69% of our total recognized revenues for the six months ended December 31, 2010, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A.  For the six months ended December 31, 2010, if the price of gold had averaged higher or lower by $100 per ounce, we would have recorded an increase or decrease in revenue of approximately $5.3 million.

Approximately 10% of our total recognized revenues for the six months ended December 31, 2010, were attributable to copper sales from our copper producing royalty interests.  For the six months ended December 31, 2010, if the price of copper had averaged higher or lower by $0.50 per pound, we would have recorded an increase or decrease in revenues of approximately $1.8 million, respectively.

Approximately 11% of our total recognized revenues for the six months ended December 31, 2010, were attributable to nickel sales from our nickel producing royalty interests.  For the six months ended December 31, 2010, if the price of nickel had averaged higher or lower by $1.00 per pound, we would have recorded an increase or decrease in revenues of approximately $1.4 million, respectively.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2010, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Part I, Item 3 of our Fiscal Year 2010 10-K for a discussion on litigation associated with our Voisey’s Bay royalty.  There was no material development to this litigation during the three and six months ended December 31, 2010.

Holt

Refer to Part I, Item 3 of our Fiscal Year 2010 10-K for a discussion on litigation associated with our Holt royalty.  There was no material development to this litigation during the three and six months ended December 31, 2010.  Oral argument of the appeal has been set for March 28, 2011.

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

ROYAL GOLD, INC.

Date: February 4, 2011	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: February 4, 2011	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Royalty AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of October 20, 2010* (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 20, 2010 and incorporated herein by reference).

10.2

Form of Assignment of Rights Agreement between Royal Gold, Inc. and certain individuals dated October 28, 2010 (filed as Annex B to Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 8, 2010 and incorporated herein by reference).

10.3

Intercreditor Agreement by and among RGL Royalty AG, Terrane Metals Corp. and JPMorgan Chase Bank N.A. dated as of December 10, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 14, 2010 and incorporated herein by reference).

10.4

Second Amended And Restated Term Loan Facility Agreement among Royal Gold, Inc., RGLD Gold Canada, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc., HSBC Bank USA, National Association, the Bank of Nova Scotia and certain other parties thereto, dated February 1, 2011.

10.5	Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011.

10.6	Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011.

10.7

Fourth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc., RGLD Gold Canada, Inc., RG Mexico, Inc., HSBC Bank USA, National Association, the Bank of Nova Scotia and certain other parties thereto, dated February 1, 2011.

10.8	Amended And Restated Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011.

10.9	Amended and Restated Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*                 Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text).  This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

**          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.