Form 10-Q
period 2011-03-31
ROYAL GOLD INC
filed 2011-05-06
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

There were 54,335,446 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 29, 2011.  In addition, as of such date, there were 1,007,951 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to dividend and other rights economically equivalent to those of the Company’s common stock.

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	March 31,	June 30,
	2011	2010
ASSETS
Cash and equivalents	$125,771	$324,846
Royalty receivables	46,503	40,363
Income tax receivable	5,459	3,432
Prepaid expenses and other current assets	7,263	2,627
Total current assets	184,996	371,268

Royalty interests in mineral properties, net (Note 4)	1,715,820	1,467,983
Other assets	11,911	22,082
Total assets	$1,912,727	$1,861,333

LIABILITIES
Current portion of long-term debt (Note 5)	$15,600	$26,000
Accounts payable	2,900	2,367
Dividends payable	6,086	4,970
Other current liabilities	9,352	2,437
Total current liabilities	33,938	35,774

Long-term debt (Note 5)	229,400	222,500
Net deferred tax liabilities	156,480	152,583
Other long-term liabilities	22,757	16,928
Total liabilities	442,575	427,785

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 53,545,038 and 53,324,171 shares outstanding, respectively	536	534
Exchangeable shares, no par value, 1,806,649 shares issued, less 269,253 and 176,540 redeemed shares, respectively	67,661	71,741
Additional paid-in capital	1,289,942	1,284,087
Accumulated other comprehensive income (loss)	73	(34)
Accumulated earnings	84,411	51,862
Treasury stock, at cost (0 and 96,675 shares, respectively)	—	(4,474)
Total Royal Gold stockholders’ equity	1,442,623	1,403,716
Non-controlling interests	27,529	29,832
Total equity	1,470,152	1,433,548
Total liabilities and equity	$1,912,727	$1,861,333

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	March 31,	March 31,
	2011	2010
Royalty revenues	$55,546	$35,043

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	3,544	1,894
General and administrative	3,182	3,444
Exploration and business development	1,105	988
Depreciation, depletion and amortization	15,838	13,002
Severance and acquisition related costs	—	16,946
Total costs and expenses	23,669	36,274

Operating income (loss)	31,877	(1,231)

Interest and other income	756	255
Interest and other expense	(1,986)	(1,210)
Income (loss) before income taxes	30,647	(2,186)

Income tax expense	(10,339)	(2,742)
Net income (loss)	20,308	(4,928)
Net income attributable to non-controlling interests	(743)	(826)
Net income (loss) attributable to Royal Gold stockholders	$19,565	$(5,754)

Net income (loss)	$20,308	$(4,928)
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	(44)	(54)
Comprehensive income (loss)	20,264	(4,982)
Comprehensive income attributable to non-controlling interests	(743)	(826)
Comprehensive income (loss) attributable to Royal Gold stockholders	$19,521	$(5,808)

Net income (loss) per share available to Royal Gold common stockholders:
Basic earnings (loss) per share	$0.36	$(0.13)
Basic weighted average shares outstanding	55,076,556	44,976,419
Diluted earnings (loss) per share	$0.35	$(0.13)
Diluted weighted average shares outstanding	55,337,201	44,976,419
Cash dividends declared per common share	$0.11	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Nine Months Ended
	March 31,	March 31,
	2011	2010
Royalty revenues	$157,199	$95,895

Costs and expenses
Costs of operations (exclusive of depreciation, depletion and amortization shown separately below)	8,684	4,733
General and administrative	10,836	8,611
Exploration and business development	2,619	2,487
Depreciation, depletion and amortization	50,768	36,180
Severance and acquisition related costs	—	19,161
Total costs and expenses	72,907	71,172

Operating income	84,292	24,723

Interest and other income	4,464	2,158
Interest and other expense	(6,088)	(1,730)
Income before income taxes	82,668	25,151

Income tax expense	(28,641)	(10,606)
Net income	54,027	14,545
Net income attributable to non-controlling interests	(4,320)	(3,558)
Net income attributable to Royal Gold stockholders	$49,707	$10,987

Net income	$54,027	$14,545
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	107	93
Comprehensive income	54,134	14,638
Comprehensive income attributable to non-controlling interests	(4,320)	(3,558)

Comprehensive income attributable to Royal Gold stockholders	$49,814	$11,080

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.90	$0.26
Basic weighted average shares outstanding	55,035,172	41,825,974
Diluted earnings per share	$0.90	$0.26
Diluted weighted average shares outstanding	55,301,023	42,118,943
Cash dividends declared per common share	$0.31	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$54,027	$14,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	50,768	36,180
Gain on distribution to non-controlling interest	(2,798)	(1,942)
Deferred tax benefit	(1,680)	(5,205)
Non-cash stock-based compensation expense	5,010	5,636
Tax benefit of stock-based compensation exercises	(1,031)	(878)
Other	—	371
Changes in assets and liabilities:
Royalty receivables	(6,139)	(13,219)
Prepaid expenses and other assets	(223)	2,940
Accounts payable	(201)	(8,737)
Income taxes payable (receivable)	(901)	(1,675)
Other liabilities	5,519	(673)
Net cash provided by operating activities	$102,351	$27,343
Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(279,500)	(217,942)
Acquisition of International Royalty Corporation, net of cash acquired	—	(270,233)
Change in restricted cash - compensating balance	—	19,250
Proceeds on sale of Inventory — restricted	4,396	3,442
Deferred acquisition costs	(2,083)	(413)
Other	1,348	(85)
Net cash used in investing activities	$(275,839)	$(465,981)
Cash flows from financing activities:
Borrowings from credit facilities	19,500	255,000
Tax benefit of stock-based compensation exercises	1,031	878
(Prepayment of) borrowings under Chilean loan facility	—	(19,250)
Repayment of debt	(23,000)	—
Repayment of debenture	—	(29,513)
Proceeds from foreign exchange contract	—	4,101
Common stock dividends	(16,042)	(10,206)
Proceeds from issuance of common stock	—	1,471
Distribution to non-controlling interests	(6,068)	(3,442)
Debt issuance costs	(764)	(1,319)
Other	(244)	2
Net cash (used in) provided by financing activities	$(25,587)	$197,722
Net increase (decrease) in cash and equivalents	(199,075)	(240,916)
Cash and equivalents at beginning of period	324,846	294,566
Cash and equivalents at end of period	$125,771	$53,650

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and nine months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission on August 26, 2010 (“Fiscal 2010 10-K”).

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

Fair Value Measurements

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: (1) transfers in and out of Level 1 and 2 fair value measurements, and (2) enhanced detail in the Level 3 reconciliation.  The guidance was amended to provide clarity about the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and non-recurring measurements that fall in either Level 2 or Level 3.  The updated guidance was effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the Level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011.  The adoption had no impact on the Company’s financial position, results of operations or cash flows. Refer to Note 10 for further details regarding the Company’s fair value measurements as of March 31, 2011.

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

The Company followed the acquisition method of accounting in accordance with ASC 805.  During the three months ended March 31, 2011, the Company finalized its assessment of the fair value of the assets acquired and liabilities assumed as part of the IRC Transaction.  The following table summarizes the fair values of the assets acquired and liabilities assumed from IRC:

(in thousands)
Purchase price	$659,871
Current assets	$88,789
Royalty interests in mineral properties	791,911
Other assets	5,393
Current liabilities	(17,829)
Senior secured debentures	(28,769)
Net deferred tax liabilities	(146,488)
Uncertain tax positions	(9,553)
Other liabilities	(2,878)
Non-controlling interest	(20,705)
Total allocated purchase price	$659,871

The changes made to the purchase price allocation, when compared to our purchase price allocation as of June 30, 2010, were not significant and related primarily to tax attributes.

3.             ROYALTY ACQUISITIONS

Mt. Milligan Gold Stream Acquisition

On October 20, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which a wholly-owned subsidiary of the Company, RGLD Gold AG (formerly known as RGL Royalty AG), acquired the right to 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia (the “Gold Purchase Transaction”) from Terrane Metals Corp. (“Terrane”), a wholly-owned subsidiary of Thompson Creek Metals Company Inc. (“Thompson Creek”).  The parties entered into the Purchase and Sale Agreement and consummated the Gold Purchase Transaction concurrently with the consummation of Thompson Creek’s acquisition of Terrane.

Pursuant to the Purchase and Sale Agreement, RGLD Gold AG paid $226.5 million at the closing of the Gold Purchase Transaction.  In the future, upon satisfaction of certain conditions set forth in the Purchase and Sale Agreement, RGLD Gold AG will make additional payments (each an “Additional Payment”) to Terrane in an amount not to exceed $85 million in the aggregate to fund a portion of the development costs of the Mt. Milligan project.  Upon commencement of production at the Mt. Milligan project, RGLD Gold AG will purchase 25% of the payable gold with a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to RGLD Gold AG and the lesser of $450 or the prevailing market price for each additional ounce thereafter.  The Purchase and Sale Agreement also contains representations and warranties, covenants, conditions and indemnification provisions in respect of each party.

The acquisition of the Mt. Milligan gold stream has been accounted for as an asset acquisition.  The $226.5 million paid at closing, plus direct transaction costs of approximately $1.1 million, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.  The Company paid the $226.5 million portion of the total consideration from cash on hand. The Company did not make any Additional Payments to Thompson Creek through March 31, 2011.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.             ROYALTY INTERESTS IN MINERAL PROPERTIES

The following summarizes the Company’s royalty interests in mineral properties as of March 31, 2011 and June 30, 2010.

As of March 31, 2011 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(9,824)	$263,174
Voisey’s Bay	150,138	(11,305)	138,833
Peñasquito	99,172	(4,561)	94,611
Las Cruces	57,230	(2,046)	55,184
Mulatos	48,092	(13,197)	34,895
Dolores	44,878	(3,308)	41,570
Taparko	34,858	(33,751)	1,107
Wolverine	45,158	(27)	45,131
Inata	24,871	(4,258)	20,613
Gwalia Deeps	22,854	(1,269)	21,585
Leeville	18,322	(12,584)	5,738
Robinson	17,825	(8,588)	9,237
Cortez	10,630	(9,595)	1,035
Other	165,084	(60,860)	104,224
	1,012,110	(175,173)	836,937

Development stage royalty interests:
Pascua-Lama	395,671	—	395,671
Mt. Milligan	227,600	—	227,600
Canadian Malartic	34,000	—	34,000
Other	26,250	—	26,250
	683,521	—	683,521

Exploration stage royalty interests	195,362	—	195,362
Total royalty interests in mineral properties	$1,890,993	$(175,173)	$1,715,820

Note:      The cost amounts shown for the royalties acquired as part of the IRC Transaction were finalized during the three months ended March 31, 2011.  This includes Voisey’s Bay, Las Cruces, Gwalia Deeps, the IRC interest at Pascua-Lama, Wolverine and certain royalties included within the Other category in the above table.

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

Note:      The cost amounts shown for the royalties acquired as part of the IRC Transaction were preliminary as of June 30, 2010. This includes Voisey’s Bay, Las Cruces, Gwalia Deeps, the IRC interest at Pascua-Lama, Wolverine and certain royalties included within the Other category in the above table.

5.             DEBT

The Company’s current and non-current debt as of March 31, 2011 and June 30, 2010 consists of the following:

	As of March 31, 2011 (Amounts in thousands)		As of June 30, 2010 (Amounts in thousands)
	Current	Non-current	Current	Non-current
Credit facility	$—	$115,000	$—	$125,000
Term loan	15,600	114,400	26,000	97,500
Total debt	$15,600	$229,400	$26,000	$222,500

On February 1, 2011, the Company amended and restated its term loan and revolving credit facility (collectively, the “Bank Facilities”).  Key modifications to the Bank Facilities include, among other items:  1) an increase in the maximum availability under the revolving credit facility from $125 million to $225 million; 2) an increase in the total borrowing under the term loan from $110.5 million to $130 million; 3) an extension of the final maturity date for each of the Bank Facilities to February 1, 2014; 4) a restructuring of the interest rate applicable to the term loan, making it consistent with the interest rate under the revolving credit facility, which results in a reduction in the current effective rate from LIBOR plus 2.25% to LIBOR plus 1.875%; 5) a reduction in the amortization rate for principal payments under the term loan from 5% of the initial funded principal amount per quarter to 3% of the currently funded principal amount per quarter; and 6) a change to the revolving credit facility financial covenants deleting the current forward-looking facility coverage ratio (as defined) and adding a debt service ratio (as defined), which is required to be maintained at 1.25 to 1.0, making the revolving credit facility financial covenant package consistent with the financial covenant package under the term loan.  Lenders made an advance in an amount equal to $19.5 million in February 2011, which fully funded the term loan.

As discussed in the Company’s Fiscal 2010 10-K and above, the Company has financial covenants associated with its revolving credit facility and term loan.  As of March 31, 2011, the Company was in compliance with each financial covenant, including the added debt service ratio, under the revolving credit facility and term loan.

As of March 31, 2011, the Company had $110 million available under its $225 million revolving credit facility.  In addition, as of March 31, 2011, the Company had $130 million outstanding under its term loan facility.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$81	$344	$325	$604
Stock appreciation rights	220	163	588	355
Restricted stock	389	460	1,659	1,690
Performance stock	1,113	1,582	2,438	2,987
Total stock-based compensation expense	$1,803	$2,549	$5,010	$5,636

Stock-based compensation expense is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income as summarized below:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Amounts in thousands)		(Amounts in thousands)
Stock-based compensation expense allocation:
Cost of operations	$381	$564	$986	$1,223
General and administrative	938	1,331	2,770	2,995
Exploration and business development	484	654	1,254	1,418
Total stock-based compensation expense	$1,803	$2,549	$5,010	$5,636

There were no stock options granted during the three months ended March 31, 2011 and 2010.  For the nine months ended March 31, 2011 and 2010, 24,800 and 21,060 stock options, respectively, were granted at an exercise price of $49.66 and $53.00, respectively.  As of March 31, 2011, there was $0.6 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average vesting period of 2.08 years.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

There were no stock settled stock appreciation rights (“SSARs”) granted during the three months ended March 31, 2011 and 2010.  During the nine months ended March 31, 2011 and 2010, 51,500 and 51,640 stock settled stock appreciation rights (“SSARs”), respectively, were granted at an exercise price of $49.66 and $53.00, respectively.  As of March 31, 2011, there was $1.5 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average vesting period of 2.06 years.

There was no restricted stock granted during the three months ended March 31, 2011 and 2010.  For the nine months ended March 31, 2011 and 2010, 53,100 and 60,000 shares of restricted stock, respectively, were granted at a grant date fair market value of $49.66 and $53.00, respectively.  As of March 31, 2011, there was $6.2 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 4.06 years.

There was no performance stock granted during the three months ended March 31, 2011 and 2010.  For the nine months ended March 31, 2011 and 2010, 60,500 and 53,000 shares of performance stock, respectively, were granted at a grant date fair market value of $49.66 and $53.00, respectively.  During the three months ended March 31, 2011 and 2010, 11,500 and 20,375 shares of performance stock, respectively, vested at a weighted average grant date fair market value of $29.75 and $30.02, respectively.  During the nine months ended March 31, 2011 and 2010, 86,000 and 31,875 shares of performance stock, respectively, vested at a weighted average grant date fair market value of $29.75 and $29.93, respectively.  As of March 31, 2011, there was $1.8 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a remaining estimated vesting period of 1.70 years.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(in thousands, except share data)		(in thousands, except share data)
Net income available to Royal Gold common stockholders	$19,565	$(5,754)	$49,707	$10,987
Weighted-average shares for basic EPS	55,076,556	44,976,419	55,035,172	41,825,974
Effect of other dilutive securities	260,645	—	265,851	292,969
Weighted-average shares for diluted EPS	55,337,201	44,976,419	55,301,023	42,118,943

Basic earnings per share	$0.36	$(0.13)	$0.90	$0.26

Diluted earnings per share	$0.35	$(0.13)	$0.90	$0.26

For the three months ended March 31, 2011 and 2010, approximately 73,000 and 800,000, respectively, stock-based compensation awards were excluded from the computation of diluted EPS as the result would be anti-dilutive.  For the nine months ended March 31, 2011, approximately 73,000 stock-based compensation awards were excluded from the computation of diluted EPS as the result would be anti-dilutive.

Our calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares.  Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock.

8.             INCOME TAXES

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax expense	$10,339	$2,742	$28,641	$10,606
Effective tax rate	33.7%	-125.0%	34.7%	42.2%

The decrease in the effective tax rate for the three month and nine month periods ended March 31, 2011 is primarily related to (i) a decrease in tax expense related to earnings from non-U.S. subsidiaries, (ii) a decrease in tax expense related to acquisition costs incurred for the IRC transaction, and (iii) a decrease in tax expense as a result of changes in estimates of uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2006.

As of March 31, 2011 and June 30, 2010, the Company had $18.3 million and $11.9 million of total gross unrecognized tax benefits, respectively.  The liability for unrecognized tax benefits is reflected within Other long-term liabilities on the Company’s consolidated balance sheets.  The increase in gross unrecognized tax benefits was primarily related to tax positions of IRC entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  If recognized, these unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2011 and June 30, 2010, the amount of accrued income-tax-related interest and penalties was $1.1 million and $0.6 million, respectively.  This amount is included in the liability for unrecognized tax benefits and is reflected in Other long-term liabilities on the Company’s consolidated balance sheets.

9.             SEGMENT INFORMATION

We manage our business under a single operating segment, consisting of royalty acquisition and management activities.  All of our assets and revenues are attributable to the royalty operating segment.

Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

					Royalty Interests in
	Royalty Revenue				Mineral Property, net
	Three Months Ended		Nine Months Ended		As of	As of
	March 31,		March 31,		March 31,	June 30,
	2011	2010	2011	2010	2011	2010
United States	22%	43%	26%	45%	3%	5%
Africa	5%	29%	10%	29%	1%	2%
Chile	22%	2%	21%	2%	40%	42%
Mexico	19%	16%	17%	15%	11%	13%
Canada	23%	3%	16%	2%	36%	27%
Australia	6%	4%	6%	4%	5%	6%
Other	3%	3%	4%	3%	4%	5%

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

	Fair Value at March 31, 2011
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$284	$284	$—	$—
Marketable equity securities(2)	257	257	—	—
	$541	$541	$—	$—

(1)  Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)  Included in Other assets in the Company’s consolidated balance sheets.

The carrying amount of our long-term debt (including the current portion) approximates fair value as of March 31, 2011.

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

As of March 31, 2011, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the nine months ended March 31, 2011.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.          COMMITMENTS AND CONTINGENCIES

Voisey’s Bay

On February 22, 2010, as part of the IRC Transaction discussed in Note 2, we acquired a royalty on the Voisey’s Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited (“VNL”).

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The royalty is owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary, Canadian Minerals Partnership, is the general partner and 89.99% owner.  The remaining interests in LNRLP are owned by Altius Investments Ltd. (10%), a company unrelated to Royal Gold and IRC, and the Company’s wholly-owned indirect subsidiary, Voisey’s Bay Holding Corporation (0.01%).

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

Royal Gold and RGLD Gold (collectively “Royal Gold”) and Barrick were joined as necessary parties to the litigation in January 2009.  On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine.  The Court also held that St Andrew’s sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals.  On August 21, 2009, Newmont Canada appealed the Court’s decision to the Court of Appeal of Ontario and on December 9, 2009, made Royal Gold a party to the appeal.  Oral argument of the appeal was heard on March 28, 2011.

The Holt royalty is currently classified as a production stage royalty interest and the Company recognized approximately $1.6 million in royalty revenue from the Holt royalty during the three and nine months ended March 31, 2011.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

our board of directors hold an aggregate 35.56% limited partner interest.  The general partner performs administrative services for CVP in receiving and processing the royalty payments from the operator, including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners, which includes certain directors and our Chairman.

CVP receives its royalty from Cortez in-kind.  The Company, as well as certain other limited partners, sells its pro-rata shares of such gold immediately and receives distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 15,406 and 18,067 ounces of gold as of March 31, 2011 and June 30, 2010, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $7.9 million and $8.7 million as of March 31, 2011 and June 30, 2010, respectively, while the fair value of such ounces was approximately $22.2 million and $22.5 million as of March 31, 2011 and June 30, 2010, respectively.  None of the gold currently held in inventory as of March 31, 2011 and June 30, 2010, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

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

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties and similar interests.  Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.  We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalties or similar interests.  We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties or similar interests through the financing of mine development or exploration, or to acquire companies that hold royalties or similar interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions.

As of March 31, 2011, the Company owns royalties on 35 producing properties, 24 development stage properties and 128 exploration stage properties, of which the Company considers 38 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs (except as contractually obligated to as part of the Mt. Milligan transaction described below), exploration costs, environmental costs or other mining costs on the properties in which we hold royalty interests.  During the three months ended March 31, 2011, we focused on the management of our existing royalty interests and the acquisition of royalty and similar interests.

Our financial results are primarily tied to the price of gold, silver, copper, nickel and other metals, as well as production from our producing stage royalty interests.  The price of gold, silver, copper, nickel and other metals have fluctuated in recent years.  The marketability and the price of gold, silver, copper, nickel and other metals are influenced by numerous factors beyond the control of the Company and may have a material and adverse effect on the Company’s results of operations and financial condition.

For the three and nine months ended March 31, 2011 and 2010, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Three Months Ended				Nine Months Ended
	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,386	61%	$1,109	81%	$1,325	66%	$1,055	84%
Silver ($/ounce)	$31.86	6%	$16.93	3%	$25.69	5%	$16.39	3%
Copper ($/pound)	$4.38	10%	$3.30	10%	$3.85	10%	$2.99	9%
Nickel ($/pound)	$12.20	17%	$9.11	2%	$10.83	13%	$8.35	2%
Other	N/A	6%	N/A	4%	N/A	6%	N/A	2%

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

Please refer to our Fiscal 2010 10-K for further discussion of our principal producing royalty interests.

Mine	Location	Operator	Royalty (Gold unless otherwise stated)
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR
Robinson(1)	Nevada, USA	Quadra Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)
Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	3.25% NSR; 2.0% NSR (silver)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Inco Ltd. (“Vale”)	2.7% NSR (nickel, copper, cobalt)
Holt(1),(3)	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Wolverine(1)	Yukon Territory, Canada	Yukon Zinc Corporation (“Yukon Zinc”)	0.00% to 9.45% sliding-scale NSR (gold and silver)
Andacollo(4)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced
Gwalia Deeps	Western Australia, Australia	St. Barbara Limited (“St. Barbara”)	1.5% NSR
Inata(1)	Burkina Faso, West Africa	Avocet Mining PLC (“Avocet”)	2.5% GSR
Las Cruces	Andalucía, Spain	Inmet Mining Corporation (“Inmet”)	1.5% NSR (copper)

(1)             Refer to “Recent Developments, Property Developments” below within this MD&A for further discussion of recent developments at the property.

(2)             The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 694,000 cumulative ounces of gold have been produced as of March 31, 2011.

(3)             Operator has contested its obligation to pay the royalty.  See Note 11 to our consolidated financial statements for further information.

(4)             The royalty rate is 75% of gold produced from the sulfide portion of the deposit until 910,000 payable ounces have been sold and 50% of the gold produced in excess of 910,000 payable gold ounces.

Our principal development royalties are shown in the following table and are not yet in production.  Please refer to our Fiscal 2010 10-K for further discussion of our principal development stage royalty interests.

Royalty or similar interests
Mine	Location	Operator	(Gold unless otherwise stated)
Pascua-Lama(1)	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)
Canadian Malartic(2)	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	1.0% to 1.5% sliding-scale NSR
Mt. Milligan(3)	British Columbia, Canada	Thompson Creek Metals Company Inc. (“Thompson Creek”)	25% of the payable gold

(1)             Refer to “Recent Developments, Business Developments” below within this MD&A for a further discussion on the acquisition of additional royalty interests at Pascua-Lama.

(2)             The Canadian Malartic royalty was subject to a buy down right, which was exercised by Osisko for $1.5 million in March 2011.  Upon Osisko’s exercise of the buy down right, our sliding-scale NSR royalty was reduced to 1.0%-1.5% from 2.0%-3.0%.  Refer to “Recent Developments, Property Developments” below within this MD&A for further discussion of recent developments at the property.

(3)             Refer to “Recent Developments, Business Developments” below within this MD&A for a further discussion on the acquisition of the Mt. Milligan gold stream.

Operators’ Production Estimates by Royalty for Calendar 2011

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2011.  The following table shows such production estimates for our principal producing properties for calendar 2011 as well as the actual production reported to us by the various operators through March 31, 2011.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on updates at certain of our principal producing and development stage properties.

Operators’ Production Estimate by Royalty for Calendar 2011 and Reported Production

Principal Producing Properties

For the Period January 1, 2011 through March 31, 2011

	Calendar 2011 Operator’s Production			Reported Production through
	Estimate(1)			March 31, 2011(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	49,000			11,519	—	—
Cortez GSR1	125,000	—	—	33,881	—	—
Cortez GSR2	1,000	—	—	69	—	—
Cortez GSR3	126,000	—	—	33,950	—	—
Cortez NVR1	91,000	—	—	19,000	—	—
Dolores(3)	65,000	3.3 million	—	16,991	0.9 million	—
Gwalia Deeps(4)	72,000			32,215	—	—
Holt(5)	45,000			6,412	—	—
Inata	165,000	—	—	47,585	—	—
Las Cruces
Copper			111 million			21.3 million
Leeville	454,000	—	—	139,214	—	—
Mulatos(6)	160,000	—	—	36,200	—	—
Peñasquito(7)	350,000	—		51,460	4.1 million
Lead			—			31.4 million
Zinc			—			59.5 million
Robinson(8)	45,000	—		9,832	—
Copper			105 million			18.2 million
Voisey’s Bay(9)
Copper			N/A			19.0 million
Nickel			N/A			32.3 million
Wolverine(9)	N/A	N/A		—	33,214	—

(1)             There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2010 10-K for information regarding factors that could affect actual results.

(2)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2011 through March 31, 2011, as reported to us by the operators of the mines.

(3)             Minefinders estimated that calendar 2011 production for gold would be between 65,000 ounces and 70,000 ounces of gold and silver production would be between 3.3 million ounces and 3.5 million ounces of silver.

(4)             Production estimate shown is for the period January 2011 through June 2011.  The Company anticipates receiving fiscal year 2012 production estimates from St. Barbara sometime during mid calendar 2011.

(5)            St Andrew estimated that calendar 2011 production for gold would be between 45,000 ounces and 50,000 ounces of gold.  Reported production for the three months ended March 31, 2011 includes approximately 1,400 gold ounces attributable to the quarter ended December 31, 2010, as reported to us by the operator.

(6)             Alamos estimated that calendar 2011 production for gold would be between 160,000 ounces and 175,000 ounces of gold.

(7)             The gold production estimate shown was provided by Goldcorp during the three months ended March 31, 2011.  Goldcorp has not provided production estimates for silver, lead and zinc since April 2010.

(8)             Quadra estimated that calendar 2011 production for gold would be between 45,000 ounces and 50,000 ounces of gold and copper production would be between 105 million pounds and 120 million pounds of copper.

(9)             The Company did not receive calendar 2011 production guidance from the operator.

Recent Developments

Business Developments

Mt. Milligan Gold Stream Acquisition

On October 20, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which a wholly-owned subsidiary of the Company, RGLD Gold AG (formerly known as RGL Royalty AG), acquired the right to 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia (the “Gold Purchase Transaction”) from Terrane Metals Corp. (“Terrane”), a wholly-owned subsidiary of Thompson Creek.  The parties entered into the Purchase and Sale Agreement and consummated the Gold Purchase Transaction concurrently with the consummation of Thompson Creek’s acquisition of Terrane.

Pursuant to the Purchase and Sale Agreement, RGLD Gold AG paid $226.5 million at the closing of the Gold Purchase Transaction.  In the future, upon satisfaction of certain conditions set forth in the Purchase and Sale Agreement, RGLD Gold AG will make additional payments (each, an “Additional Payment”) to Terrane in an amount not to exceed $85 million in the aggregate to fund a portion of the development costs of the Mt. Milligan project.  Upon commencement of production at the Mt. Milligan project, RGLD Gold AG will purchase 25% of the payable gold with a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to RGLD Gold AG and the lesser of $450 or the prevailing market price for each additional ounce thereafter.  The Purchase and Sale Agreement also contains representations and warranties, covenants, conditions and indemnification provisions in respect of each party.

The $226.5 million paid at closing, plus direct transaction costs of approximately $1.1 million, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.  The Company paid the $226.5 million portion of the total consideration from cash on hand.  The Company did not make any Additional Payments to Thompson Creek during the three months ended March 31, 2011.

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

Property Developments

Recent developments for certain of our principal producing and development stage royalties are provided below.  The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.  Please also refer to the above calendar 2011 production guidance received from the operators of our principal producing royalties during the three months ended March 31, 2011.

Cortez

As the Company reported during the second quarter of fiscal 2011, production at Cortez decreased during the period as Barrick has returned its focus to production of Cortez Hills ore, which is not subject to the Company’s royalty.  The Bureau of Land Management lifted a tailored injunction that restricted transportation of Cortez Hills ore to Barrick’s Goldstrike processing facility.  As a result, the Company anticipates that Barrick will continue to focus on Cortez Hills and production at Pipeline will remain at decreased levels, as reflected in the calendar 2011 mine plan that Barrick provided the Company.

Dolores

Improvements implemented at Dolores during the fourth quarter of calendar 2010 associated with the commissioning of the Phase 2 leach pad continued during the first quarter of calendar 2011.  The improvements resulted in gold production that was within 5% of planned levels.

Gwalia Deeps

Due to record aggregate rainfall during February 2011, St. Barbara reported that access to higher grade production stopes will be delayed and the mine will not be able to meet its fiscal year 2011 guidance.  St. Barbara expects a stronger second half of fiscal 2011 (January 2011 through June 2011) from the Gwalia Deeps mine.  The production estimate shown in the table above reflects operator guidance for the period January 2011 through June 2011.

Holt

In April 2011, St Andrew announced that the Holt mine achieved commercial production after operating for 90 days at an average throughput of between 450 to 500 tonnes per day.  Production throughput is anticipated to increase from the initial rate of 500 tonnes per day to 1,000 tonnes per day around the end of calendar 2011.  Oral argument before the Court of Appeal for Ontario concerning the dispute over the payor of the royalty was heard on March 28, 2011.  See Note 11 to our consolidated financial statements for further information.

The Holt royalty was classified as a production stage royalty interest on the Company’s consolidated balance sheets as of March 31, 2011.  The Company recognized approximately $1.6 million in royalty revenue on the Holt royalty during the three and nine months ended March 31, 2011.  The Company considers the Holt royalty to be principal to its business.

Inata

The Inata mine continues to perform well and has sustained several quarters of production that have exceeded planned levels.  Avocet announced positive results from the ongoing drilling campaign at Inata.  The drill results showed that the resource extends along strike and at depth, and supports Avocet’s target of doubling reserves at Inata by the third quarter of calendar 2011.  Avocet also announced positive drill results from the Minfo deposit, which is in the southernmost portion of the mine area.

Based on estimated future potential revenue at Inata, as of March 31, 2011, the Company determined that our royalty at Inata is principal to our business.

Mulatos

Alamos reported lower than expected first quarter production due to lower than budgeted crusher throughput. They also announced a mill will be constructed on site to supplement the heap leach production and is expected to be operational in the fourth quarter of calendar 2011.

Peñasquito

Goldcorp reported that sulfide plant production achieved design capacity of 130,000 tonnes per day at the end of March 2011 and that one of their calendar 2011 objectives is to reach sustained throughput at this level.  Goldcorp’s production guidance for calendar 2011 is nearly double their calendar 2010 actual production results.

Robinson

Quadra reported that production at Robinson continued to be limited due to the lack of flexibility in the Ruth Pit.  A secondary access ramp is being constructed and mud is being removed from the bottom of the pit, both of which should improve flexibility for the remainder of calendar 2011.  Quadra has indicated that Robinson’s production for calendar 2011 may be weighted heavier towards the second half of calendar 2011.

Siguiri

The Siguiri royalty was subject to a dollar cap of approximately $12.0 million and was considered principal to our business during fiscal year 2010.  The dollar cap on the Siguiri royalty was met during the quarter ended December 31, 2010.  The Company received its final royalty payment in February 2011.

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

Voisey’s Bay

On January 31, 2011, Vale announced that a new five-year collective agreement was ratified by the United Steel Workers Local 9508, representing mine and mill operations employees at Voisey’s Bay, thus ending the strike that began August 1, 2009.  Vale reported that the Canadian nickel operations were returning to normal, including a ramp-up of Voisey’s Bay mining and processing operations.

Wolverine

Yukon Zinc reported that the start-up of the Wolverine project is complete.  The processing plant is currently operating at 300 to 500 tonnes per day.  During pre-commissioning prior to the end of calendar 2010, about 3,300 tonnes of concentrate were produced.  This concentrate was shipped during the first quarter of calendar 2011.  Yukon Zinc expects to increase production to the design capacity of 1,700 tonnes per day during calendar 2011 with commercial production levels of 60%-70% of design capacity expected to be realized in the third quarter of calendar 2011.

The Company began recognizing royalty revenue on the Wolverine royalty during the three months ended March 31, 2011.  As of March 31, 2011, the Wolverine royalty is classified as a production stage royalty interest on the Company’s consolidated balance sheets.  The Company considers the Wolverine royalty to be principal to its business.

Canadian Malartic

On April 13, 2011, Osisko reported that they had poured their first gold bar and that commercial production is anticipated to be achieved at its Canadian Malartic project in May 2011.  On April 28, 2011, Osisko reported that gold production (which started in April 2010) is expected to total 1.02 million ounces over the next 18 months, while the mine life was increased 31% to 16.0 years.  Osisko expects an average production rate of 574,000 ounces of gold per year over the life of the mine with the first full five years of production to average 625,100 ounces of gold per year.

Our royalty on the Canadian Malartic project was subject to a buy down right that was exercised by Osisko in March 2011 for $1.5 million.  Upon Osisko’s exercise of the buy down right, our sliding-scale NSR royalty was reduced to 1.0%-1.5% from 2.0%-3.0%.

Pascua-Lama

Barrick reported that, as of the end of April 2011, approximately 45% of the pre-production budget has been committed.  Earthworks are more than 65% complete and preparations are underway to begin pre-stripping in the fourth quarter of calendar 2011.

Results of Operations

Quarter Ended March 31, 2011, Compared to Quarter Ended March 31, 2010

For the quarter ended March 31, 2011, we recorded net income attributable to Royal Gold stockholders of $19.6 million, or $0.36 per basic share and $0.35 per diluted share, as compared to a net loss attributable to Royal Gold stockholders of $5.8 million, or ($0.13) per basic and diluted share, for the quarter ended March 31, 2010.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  The increase is also attributable to a decrease in one-time IRC severance and acquisition related costs of approximately $16.9 million, which were incurred during the three months ended March 31, 2010.  These increases were partially offset by an increase in cost of operation expenses and depreciation, depletion and amortization expenses during the period, which are discussed further below.

For the quarter ended March 31, 2011, we recognized total royalty revenue of $55.5 million, at an average gold price of $1,386 per ounce, an average silver price of $31.86 per ounce, an average nickel price of $12.20 per pound and an average copper price of $4.38 per pound, compared to royalty revenue of $35.0 million, at an average gold price of $1,109 per ounce, an average silver price of $16.93 per ounce, an average nickel price of $9.11 per pound and an average copper price of $3.30 per pound for the quarter ended March 31, 2010.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Quarter Ended March 31, 2011 and 2010

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2011			March 31, 2010
		Royalty	Reported			Reported
Royalty	Metal(s)	Revenue	Production(1)		Royalty Revenue	Production(1)
Andacollo(2),(3)	Gold	$11,941	11,519	oz.	N/A	N/A
Voisey’s Bay(2),(4)		$10,119			$600
	Nickel		32.3 million	lbs.		3.2 million	lbs.
	Copper		19.0 million	lbs.		1.3 million	lbs.
Peñasquito(2)		$5,640			$1,839
	Gold		51,460	oz.		25,254	oz.
	Silver		4.1 million	oz.		1.7 million	oz.
	Lead		31.4 million	lbs.		11.1 million	lbs.
	Zinc		59.5 million	lbs.		14.4 million	lbs.
Leeville	Gold	$3,464	139,214	oz.	$2,354	117,722	oz.
Cortez(2)	Gold	$3,066	33,950	oz.	$7,233	99,144	oz.
Robinson(2)		$2,842			$3,403
	Gold		9,832	oz.		23,978	oz.
	Copper		18.2 million	lbs.		28.0 million	lbs.
Mulatos(2)	Gold	$2,600	36,200	oz.	$2,307	41,600	oz.
Dolores(2)		$1,365			$1,050
	Gold		16,991	oz.		19,684	oz.
	Silver		0.9 million	oz.		0.3 million	oz.
Holt(2),(5)	Gold	$1,591	6,412	oz.	N/A	N/A
Las Cruces(2),(4)	Copper	$1,362	21.3 million	lbs.	$218	6.3 million	lbs.
Taparko(2)	Gold	$1,029	37,060	oz.	$7,984	28,795	oz.
Gwalia Deeps(4)	Gold	$669	32,215	oz.	$217	12,996	oz.
Wolverine(2),(4)	Silver	$100	33,214	oz.	N/A	N/A
Other(6)	Various	$9,758	N/A		$7,838	N/A
Total Royalty Revenue		$55,546			$35,043

(1)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended March 31, 2011 and 2010, as reported to us by the operators of the mines.

(2)             Refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion of recent developments at the property.

(3)             Royalty acquired in January 2010.

(4)             Royalty acquired in February 2010 as part of the acquisition of International Royalty Corporation (“IRC”).

(5)             Reported production for the three months ended March 31, 2011 includes approximately 1,400 gold ounces attributable to the quarter ended December 31, 2010, as reported to us by the operator.

(6)             “Other” includes all of the Company’s non-principal producing royalties as of March 31, 2011, except Taparko, which was not considered principal as of March 31, 2011.  Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010, resulted primarily from an increase in the average gold, silver, copper and nickel prices, revenue from the recently acquired Andacollo royalty, an increase in revenue from the recently acquired IRC producing royalties ($13.2 million) and the continued ramp-up at Peñasquito.  These increases were partially offset by a decrease in production at Cortez and Robinson and a decrease in royalty revenue from Taparko, which was due to the dollar cap being met during the three months ended December 31, 2010.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.

Cost of operations increased to $3.5 million for the three months ended March 31, 2011, compared to $1.9 million for the three months ended March 31, 2010.  The increase was primarily due to an increase in mining proceeds tax expense, which was due to increased royalty revenue from the recently acquired Voisey’s Bay royalty.

The Company recorded total non-cash stock-based compensation expense related to our equity compensation plans of $1.8 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease is primarily due to a decrease in the number of performance share awards the Company has estimated will vest.  Our non-cash stock-based compensation expense is allocated among costs of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income.  Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock-based compensation expense for the quarters ended March 31, 2011 and 2010.

Depreciation, depletion and amortization increased to $15.8 million for the quarter ended March 31, 2011, from $13.0 million for the quarter ended March 31, 2010.  The increase was primarily due to production from the royalties acquired from IRC, which resulted in additional depletion of approximately $5.3 million during the period.  The increase was also attributable to depletion from the recently acquired Andacollo royalty, which resulted in additional depletion expense of approximately $3.2 million during the period.  These increases were partially offset by a decrease in depletion at Taparko ($4.4 million) and

Siguiri ($1.4 million), which was due to the dollar caps being met during the period ended December 31, 2010.

Interest and other expense increased to $2.0 million for the three months ended March 31, 2011, from $1.2 million for the three months ended March 31, 2010.  The increase was primarily due to an increase in interest expense, which was associated with the outstanding balances on the Company’s debt facilities during the period.

During the quarter ended March 31, 2011, we recognized income tax expense totaling $10.3 million compared with $2.7 million during the quarter ended March 31, 2010.  This resulted in an effective tax rate of 33.7% in the current period, compared with a negative effective tax rate of 125% in the quarter ended March 31, 2010.  The negative tax rate for the quarter ended March 31, 2010 was a result of expenses incurred as part of the IRC acquisition, which resulted in a pre-tax loss for the quarter ended March 31, 2010.  The primary items that impacted our effective tax rate for the three months ended March 31, 2011 were (i) tax expense for earnings from non-U.S. subsidiaries, (ii) tax expense relating to changes in estimates for uncertain tax positions, and (iii) unrealized foreign exchange gains.

Nine Months Ended March 31, 2011, Compared to Nine Months Ended March 31, 2010

For the nine months ended March 31, 2011, we recorded net income attributable to Royal Gold stockholders of $49.7 million, or $0.90 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $11.0 million, or $0.26 per basic share and diluted share, for the nine months ended March 31, 2010.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  The increase is also attributable to a decrease in one-time IRC severance and acquisition related costs of approximately $19.2 million, which were incurred during the three and nine months ended March 31, 2011.  These increases were partially offset by an increase in cost of operation, general and administrative expenses and an increase in depreciation, depletion and amortization expenses during the period, which are also discussed further below.

For the nine months ended March 31, 2011, we recognized total royalty revenue of $157.2 million, at an average gold price of $1,325 per ounce, an average silver price of $25.69 per ounce, an average nickel price of $10.83 and an average copper price of $3.85 per pound, compared to total royalty revenue of $95.9 million, at an average gold price of $1,055 per ounce, an average silver price of $16.39 per ounce, an average nickel price of $8.35 per pound and an average copper price of $2.99 per pound for the nine months ended March 31, 2010.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Nine Months Ended March 31, 2011 and 2010

(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended			Nine Months Ended
		March 31, 2011			March 31, 2010
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Andacollo(2),(3)	Gold	$31,446	31,511	oz.	N/A	N/A
Voisey’s Bay(2),(4)		$21,683			$600
	Nickel		72.9 million	lbs.		3.2 million	lbs.
	Copper		62.5 million	lbs.		1.3 million	lbs.
Peñasquito(2)		$14,495			$3,566
	Gold		141,859	oz.		76,274	oz.
	Silver		12.4 million	oz.		3.6 million	oz.
	Lead		91.7 million	lbs.		13.7 million	lbs.
	Zinc		156.6 million	lbs.		15.6 million	lbs.
Cortez(2)	Gold	$13,192	156,529	oz.	$21,930	318,982	oz.
Taparko(2)	Gold	$9,589	79,432	oz.	$22,813	86,347	oz.
Robinson(2)		$9,431			$8,903
	Gold		41,499	oz.		66,304	oz.
	Copper		71.4 million	lbs.		80.8 million	lbs.
Leeville	Gold	$8,687	368,046	oz.	$7,626	401,872	oz.
Mulatos(2)	Gold	$7,361	113,058	oz.	$6,975	131,968	oz.
Las Cruces(2),(4)	Copper	$3,228	55.5 million	lbs.	$218	6.3 million	lbs.
Dolores(2)		$2,636			$2,558
	Gold		39,211	oz.		59,390	oz.
	Silver		1.5 million	oz.		1.0 million	oz.
Gwalia Deeps(4)	Gold	$1,739	86,908	oz.	$217	12,996	oz.
Holt(2)	Gold	$1,591	6,412	oz.	N/A	N/A
Wolverine(2),(4)	Silver	$100	33,214	oz.	N/A	N/A
Other(5)	Various	$32,021	N/A		$20,489	N/A
Total Royalty Revenue		$157,199			$95,895

(1)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the nine months ended March 31, 2011 and March 31, 2010, as reported to us by the operators of the mines.

(2)             Refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments at the property.

(3)             Royalty acquired in January 2010.

(4)             Royalty acquired in February 2010 as part of the acquisition of IRC.

(5)             “Other” includes all of the Company’s non-principal producing royalties as of March 31, 2011, except Taparko, which was not considered principal as of March 31, 2011.  Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the nine months ended March 31, 2011, compared with the nine months ended March 31, 2010, resulted primarily from an increase in the average gold, silver, copper and nickel prices, revenue from the recently acquired Andacollo royalty, an increase in revenue from the recently acquired IRC producing royalties ($34.4 million) and the continued ramp-up at Peñasquito.  These increases were partially offset during the period due to a decrease in production at Cortez and lower revenue from Taparko and Siguiri, which was due to the dollar caps being met during the nine months ended March 31, 2011.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.

Cost of operations increased to $8.7 million for the nine months ended March 31, 2011, compared to $4.7 million for the nine months ended March 31, 2010.  The increase was primarily due to an increase in mining proceeds tax expense, which was due to new royalty revenue from the recently acquired Voisey’s Bay royalty.

General and administrative expenses increased to $10.8 million for the nine months ended March 31, 2011, from $8.6 million for the nine months ended March 31, 2011.  The increase was primarily due to an increase in legal and accounting fees of approximately $0.5 million, an increase in employee related costs of approximately $0.6 million, an increase in general corporate costs of approximately $0.5 million and an increase in tax consulting fees of approximately $0.6 million.  Approximately $0.4 million of the increase in employee related costs was attributable to severance related costs, which were associated with the IRC transaction and were one-time costs.  Approximately $0.4 million of the increase in general corporate costs was attributable to an increase in Toronto stock exchange listing fees, which were attributable to the IRC transaction.

The Company recorded total non-cash stock compensation expense related to our equity compensation plans of $5.0 million and $5.6 million for the nine months ended March 31, 2011 and 2010, respectively. The decrease is primarily due to a decrease in the number of performance share awards the Company has estimated will vest.  Our non-cash stock compensation is allocated among cost of operations, general and administrative, and exploration and business development in our consolidated statements of operations and comprehensive income.  Please refer to Note 6 of the notes to consolidated financial statements for further discussion of the allocation of non-cash stock compensation for the nine months ended March 31, 2011 and 2010.

Depreciation, depletion and amortization increased to $50.8 million for the nine months ended March 31, 2011, from $36.2 million for the nine months ended March 31, 2011.  The increase was primarily due to production from the royalties acquired from IRC in February 2010, which resulted in additional depletion of approximately $16.9 million during the period.  The increase was also attributable to depletion from the recently acquired Andacollo royalty, which resulted in additional depletion expense of approximately $8.7 million during the period.  These increases were partially offset by a decrease in depletion at Taparko ($8.6 million) and Siguiri ($2.5 million), which was due to the dollar caps being met during the period.

Interest and other income increased to $4.5 million for the nine months ended March 31, 2011, from $2.2 million for the nine months ended March 31, 2010.  The increase was primarily due to an increase in gains on distributions of Inventory — restricted attributable to non-controlling interest holders of approximately $0.9 million and foreign currency translation gains of approximately $0.8 million.

Interest and other expense increased to $6.1 million for the nine months ended March 31, 2011, from $1.7 million for the nine months ended March 31, 2010.  The increase was primarily due to an increase in interest expense of approximately $3.9 million, which was associated with the outstanding balances on the Company’s debt facilities during the period.

During the nine months ended March 31, 2011, we recognized income tax expense totaling $28.6 million compared with $10.6 million during the nine months ended March 31, 2010.  This resulted in an effective tax rate of 34.7% in the current period, compared with 42.2% during the nine months ended March 31, 2011.  The decrease in the effective tax rate for the nine months ended March 31, 2011 is primarily related to (i) a decrease in tax expense related to earnings from non-U.S. subsidiaries, (ii) a decrease in tax expense related to acquisition costs incurred for the IRC transaction, and (iii) a decrease in tax expense as a result of changes in estimates for uncertain tax positions.  These decreases in tax expense were partially offset by an increase in income tax expense for unrealized foreign exchange gains recorded during the period.

Liquidity and Capital Resources

Overview

At March 31, 2011, we had current assets of $185.0 million compared to current liabilities of $33.9 million for a current ratio of 5 to 1.  This compares to current assets of $371.3 million and current liabilities of $35.8 million at June 30, 2010, resulting in a current ratio of approximately 10 to 1.  The decrease in the current ratio is primarily due to a decrease in cash and equivalents during the period.  Cash and equivalents decreased during the period as the Company invested an aggregate of $279.5 million for the Mt. Milligan gold stream (October 2010) and the additional Pascua-Lama royalty interests (July and October 2010) from its available cash on hand.

During the quarter ended March 31, 2011, liquidity needs were met from $55.5 million in royalty revenues, our available cash resources and additional borrowings under our term loan, which was increased by $19.5 million.  As of March 31, 2011, the Company had $110 million available under its $225 million revolving credit facility.  In addition, as of March 31, 2011, the Company had $130 million outstanding under its term loan facility.  Refer to Note 5 of our notes to consolidated financial statements and below for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service (current and long-term), cost of operation expenses, general and administrative expense costs, exploration and business development costs, and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for royalty acquisitions, including the $85 million commitment as part of the Mt. Milligan Gold Purchase Transaction.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we would likely need to seek additional debt or equity financing opportunities.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal Year 2010 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Facility

On February 1, 2011, the Company, HSBC Bank USA, National Association (“HSBC”) and The Bank of Nova Scotia (“Scotia”) entered into a Fourth Amended and Restated Revolving Credit Agreement, which replaced the Company’s $125 million revolving credit facility under the Third Amended and Restated Credit Agreement, dated as of October 30, 2008.

The modifications implemented in the amended and restated revolving credit facility include: (1) an increase in the maximum principal balance to $225 million; (2) a 12 month extension of the final maturity date from February 2013 to February 2014; (3) deletion of the facility coverage ratio (as defined)

financial covenant; (4) addition of a debt service coverage ratio (as defined) financial covenant required to be maintained at 1.25 to 1.0; and (5) the grant by RGLD Gold Canada, Inc., a wholly-owned subsidiary of the Company, of a security interest over, and lien on, certain royalty agreements, including the Canadian Malartic Project and the Holt Project.

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

Amendment to the Term Loan

In addition to entering into the Fourth Amended and Restated Revolving Credit Agreement, on February 1, 2011, Royal Gold entered into a Second Amended and Restated Term Loan Facility Agreement with HSBC and Scotia, which replaced the Amended and Restated Term Loan Facility Agreement, dated March 26, 2010.

The modifications implemented in the Second Amended Term Loan include: (1) an additional $19.5 million in borrowing capacity under the term loan; (2) a 12 month extension of the final maturity date from February 2013 to February 2014; (3) deletion of the facility coverage ratio (as defined) financial covenant; (4) addition of a debt service coverage ratio (as defined) financial covenant required to be maintained at 1.25 to 1.0; (5) a reduction in the amortization rate for principal payments from 5% of the initial funded principal amount per quarter to 3% of the currently funded principal amount per quarter; (6) a restructuring of the interest rate, which results in a reduction in the current effective rate from LIBOR plus 2.25% to LIBOR plus 1.875%; (7) the grant by RGLD Gold Canada, Inc., a wholly-owned subsidiary of the Company, of a security interest over, and lien on, certain royalty agreements, including the Canadian Malartic Project and the Holt Project; (8) the release of security interests over and liens on the Company’s Chilean royalty properties (Andacollo, Pascua-Lama and El Toqui) and the equity of Royal Gold Chile Limitada and release of the corporate guaranty by Royal Gold Chile; and (9) the addition of RG Mexico as a corporate guarantor under the term loan.

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

Lenders made an advance in an amount equal to $19.5 million, which fully funded the term loan.

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

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests.  Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•                  changes in gold and other metals prices on which our royalties and similar interests are paid or prices associated with the primary metals mined at properties where we hold interests;

•                  the production at or performance of properties where we hold interests;

•                  decisions and activities of the operators of properties where we hold interests;

•                  the ability of operators to bring projects into production and operate in accordance with feasibility studies;

•                  liquidity or other problems our operators may encounter;

•                  unanticipated grade and geological, metallurgical, processing or other problems at the properties where we hold interests;

•                  mine operating and ore processing facility problems, pit wall or tailings dam failures, natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

•                  changes in project parameters as plans of the operators are refined;

•                  changes in estimates of reserves and mineralization by the operators of properties where we hold interests;

•                  economic and market conditions;

•                  future financial needs;

•                  federal, state and foreign legislation governing us or the operators of properties where we hold interests;

•                  the availability of royalties and similar interests for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•                  our ability to make accurate assumptions regarding the valuation, timing and amount of payments when making acquisitions;

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

•                  acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the properties where we hold interests;

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly impacted by changes in the market price of gold, silver, copper, nickel and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues.  Certain of our royalty contracts have features that may amplify the negative effects of a drop in commodity prices,” under Part I, Item 1A of our Fiscal 2010 10-K, for more information that can affect gold and other prices as well as historical gold, silver, copper and nickel prices.

During the nine month period ended March 31, 2011, we reported royalty revenues of $157.2 million, with an average gold price for the period of $1,325 per ounce, an average copper price of $3.85 per pound and an average nickel price of $10.83 per pound.  Approximately 66% of our total recognized revenues for the nine months ended March 31, 2011 were attributable to gold sales from our gold producing interests, as shown within the MD&A.  For the nine months ended March 31, 2011, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $9.3 million.

Approximately 10% of our total recognized revenues for the nine months ended March 31, 2011 were attributable to copper sales from our copper producing interests.  For the nine months ended March 31, 2011, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $2.0 million, respectively.

Approximately 13% of our total recognized revenues for the nine months ended March 31, 2011 were attributable to nickel sales from our nickel producing interests.  For the nine months ended March 31, 2011, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $2.8 million, respectively.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Part I, Item 3 of our Fiscal Year 2010 10-K and Note 11 to our consolidated financial statements in this Form 10-Q for a discussion on litigation associated with our Voisey’s Bay royalty.  There was no material development to this litigation during the three and nine months ended March 31, 2011.

Holt

Refer to Part I, Item 3 of our Fiscal Year 2010 10-K and Note 11 to our consolidated financial statements in this Form 10-Q for a discussion on litigation associated with our Holt royalty.  There was no material development to this litigation during the three and nine months ended March 31, 2011.  Oral argument of the appeal was heard on March 28, 2011.

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

ROYAL GOLD, INC.

Date: May 6, 2011	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer

Date: May 6, 2011	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.1

Second Amended And Restated Term Loan Facility Agreement among Royal Gold, Inc., RGLD Gold Canada, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc., HSBC Bank USA, National Association, the Bank of Nova Scotia and certain other parties thereto, dated February 1, 2011 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference).

10.2

Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference).

10.3

Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference).

10.4

Fourth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc., RGLD Gold Canada, Inc., RG Mexico, Inc., HSBC Bank USA, National Association, the Bank of Nova Scotia and certain other parties thereto, dated February 1, 2011 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference).

10.5

Amended And Restated Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference).

10.6

Amended and Restated Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.