Form 10-K
period 2011-06-30
ROYAL GOLD INC
filed 2011-08-18
CIK 85535

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 31, 2010, as reported on the NASDAQ Global Select Market was $2,779,919,388. There were 54,542,852 shares of the Company's common stock, par value $0.01 per share, outstanding as of August 8, 2011. In addition, as of such date, there were 855,795 exchangeable shares of RG Exchangeco Inc., a subsidiary of registrant, outstanding which are exchangeable at any time into shares of the Company's common stock on a one-for-one basis and entitle their holders to dividend and other rights economically equivalent to those of the Company's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders scheduled to be held on November 16, 2011, and to be filed within 120 days after June 30, 2011, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

        As of June 30, 2011, the Company owns royalties on 36 producing properties, 21 development stage properties and 128 exploration stage properties, of which the Company considers 38 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations, nor are we required to contribute to capital costs (except as contractually obligated to as part of the Mt. Milligan transaction described below), exploration costs, environmental costs or other mining costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2011, we focused on the management of our existing royalty interests and the acquisition of royalty and similar interests.

        As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2011 were as follows:

  (1)
  Our royalty revenues increased 59% to $216.5 million, compared with $136.6 million during fiscal year 2010;

  (2)
  We acquired the right to purchase 25% of the payable gold produced from the Mt. Milligan copper-gold project located in British Columbia, Canada;

  (3)
  We acquired an additional 0.75% Net Smelter Return sliding-scale royalty on the Pascua-Lama project located on the border between Argentina and Chile;

  (4)
  We made an investment in Seabridge Gold, Inc. ("Seabridge") and obtained an option to acquire up to a 2% Net Smelter Return royalty on their Kerr-Sulphurets-Mitchell project located in British Columbia, Canada; and

  (5)
  We increased our calendar year dividend to $0.44 per basic share, which is paid in quarterly installments throughout calendar year 2011. This represents a 22% increase compared with the dividend paid during calendar year 2010.

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

        Metal Streaming:    A metal purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.

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

Recent Business Developments

Investment in Seabridge Gold, Inc. and the Kerr-Sulphurets-Mitchell Project

        On June 16, 2011, the Company, through its wholly-owned subsidiary RG Exchangeco, Inc., (formerly known as RGLD Gold Canada, Inc.), entered into a Subscription Agreement and an Option Agreement with Seabridge, pursuant to which the Company acquired 1,019,000 common shares ("Initial Shares") of Seabridge, approximately 2% of Seabridge's issued and outstanding common stock, in a private placement for $30.7 million (C$30.0 million) at a per share price equal to $30.14 (C$29.44), which represented a premium of 15% to the volume weighted-average trading price of Seabridge common shares on the Toronto Stock Exchange ("TSX") for a five day trading period that ended June 14, 2011.

        Pursuant to the Option Agreement, if the Company holds the Initial Shares for a period of 270 days, the Company will have the option to acquire a 1.25% NSR royalty (the "Initial Royalty") on all of the gold and silver production from the Kerr-Sulphurets-Mitchell project (the "Project") in northwest British Columbia, Canada. The purchase price of the Initial Royalty is C$100 million, payable in three installments over a 540 day period, subject to currency exchange rate adjustments.

        Pursuant to the Option Agreement, the Company also has an option, exercisable until December 29, 2012, to acquire, in a private placement, additional common shares of Seabridge in an amount up to C$18 million (the "Subsequent Shares"). The purchase price for the Subsequent Shares will be a 15% premium to the volume weighted-average trading price of the Seabridge common shares on the TSX for the specified period. If the Company exercises its option to acquire the Subsequent Shares and holds the Subsequent Shares for a period of 270 days, the Company will have the option to increase the Initial Royalty to a 2.0% NSR royalty (the "Increased Royalty") for a purchase price of C$60 million, payable in three installments over a 540 day period, subject to currency exchange rate adjustments.

        The options to acquire the Initial Royalty and the Increased Royalty will remain exercisable by the Company for 60 days following the Company's satisfaction that, among other things, the Project has received all material approvals and permits and that Seabridge has demonstrated that it has sufficient funding for construction of and commencement of commercial production from the Project. Pursuant to the Option Agreement, proceeds of the exercise of the Initial Royalty and the Increased Royalty will be used by Seabridge to develop and construct the Project.

Mt. Milligan Gold Stream Acquisition

        On October 20, 2010, the Company entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") pursuant to which a wholly-owned subsidiary of the Company, RGLD Gold AG (formerly known as RGL Royalty AG), acquired the right to 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia (the "Gold Purchase Transaction") from Terrane Metals Corp. ("Terrane"), a wholly-owned subsidiary of Thompson Creek Metals Company Inc. ("Thompson Creek"). The parties entered into the Purchase and Sale Agreement and consummated the Gold Purchase Transaction concurrently with the consummation of Thompson Creek's acquisition of Terrane.

        Pursuant to the Purchase and Sale Agreement, RGLD Gold AG paid $226.5 million at the closing of the Gold Purchase Transaction. In the future, upon satisfaction of certain conditions set forth in the Purchase and Sale Agreement, RGLD Gold AG will make additional payments (each, an "Additional Payment") to Terrane in an amount not to exceed $85 million in the aggregate to fund a portion of the development costs of the Mt. Milligan project. Upon commencement of production at the Mt. Milligan project, RGLD Gold AG will purchase 25% of the payable gold with a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to RGLD Gold AG, and the lesser of $450 or the prevailing market price for each additional ounce thereafter.

        The Company did not make any Additional Payments to Thompson Creek during the fiscal year ended June 30, 2011.

Acquisition of Additional Royalty Interests at Pascua-Lama

        On July 1, 2010, the Company entered into two separate assignment of rights agreements with two private Chilean citizens whereby Royal Gold acquired an additional 0.75% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick Gold Corporation ("Barrick") and located on the border between Argentina and Chile, for a purchase price of $53 million. As a result of the acquisitions, Royal Gold's total gold NSR royalty interest in the Pascua-Lama project increased to 5.23%, at gold prices above $800 per ounce. Pursuant to the assignment of rights agreements, Royal Gold also acquired a 0.20% fixed-rate NSR copper royalty that takes effect after January 1, 2017, increasing Royal Gold's copper royalty interest in the Pascua-Lama project to 1.05%.

        In addition, Royal Gold has obtained certain contingent rights and reduced certain obligations with respect to the portion of the Pascua-Lama royalty acquired in the IRC transaction in February 2010. Upon the acquisitions mentioned above, we (i) reduced the contingent payments from $10.4 million to $8.4 million due from Royal Gold to certain individuals who held the royalty if gold prices exceed $600 per ounce for any six month period during the first 36 months of commercial production from the project, and (ii) decreased payments due from Royal Gold to these individuals from $6.4 million to $4.4 million that would be required to extend 24% of our royalty interest beyond 14 million ounces of production from the project. Royal Gold also increased its interest in two one-time payments from $0.5 million to $1.5 million which are payable by Barrick upon the achievement of certain production thresholds at Pascua-Lama.

Siguiri

        The Siguiri royalty was subject to a dollar cap of approximately $12.0 million and was considered principal to our business during fiscal year 2010. The dollar cap on the Siguiri royalty was met during the quarter ended December 31, 2010. The Company received its final royalty payment in February 2011.

Taparko

        During the quarter ended September 30, 2010, the $35 million cap associated with TB-GSR1 was achieved and the 2.0% GSR royalty (TB-GSR3) became effective. The 15% TB-GSR1 and 0%-10% sliding-scale TB-GSR2 royalties, which were principal to our business terminated upon receipt of the remaining amounts due under the $35 million cap, which occurred in October 2010. The TB-GSR3 royalty covers all gold produced from the Taparko mine. TB-MR1, a 0.75% GSR milling royalty which applies to ore that is mined outside of the defined area of the Taparko project, also remains in effect. The Company does not consider the TB-GSR3 and TB-MR1 royalties at Taparko to be principal (see Item 2, Properties) to our business.

        On January 17, 2011, the Company released its security interests in certain collateral that it held pursuant to the Amended and Restated Funding Agreement dated February 22, 2006 (the "Funding Agreement") between the Company and Somita SA ("Somita"), a 90% owned subsidiary of High River Gold Mines Ltd. ("High River") and the operator of the Taparko mine. Following discussions with High River concerning the results of certain production and performance related tests, the Company agreed to release its security interests in the collateral held pursuant to the Funding Agreement, and High River agreed, among other things, to provide certain insurance coverage on the Taparko mine for the benefit of Royal Gold.

Our Operational Information

Operating Segments, Geographical and Financial Information

        We manage our business under one operating segment, consisting of the acquisition and management of royalties and similar interests. Royal Gold's royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty Revenue			Royalty Interests in Mineral Property, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2011	2010	2009	2011	2010	2009
United States	24%	40%	56%	3%	5%	13%
Chile	21%	4%	1%	40%	42%	6%
Canada	19%	4%	2%	36%	27%	19%
Mexico	18%	15%	15%	11%	13%	45%
Africa(1)	9%	29%	21%	2%	2%	8%
Australia	5%	5%	2%	5%	6%	6%
Other	4%	3%	3%	3%	5%	3%

(1)
Consists of royalties on properties in Burkina Faso and Guinea.

        Our financial results are primarily tied to the price of gold, silver, copper, nickel and other metals, as well as production from our producing royalty interests as discussed further herein.

Competition

        The mining industry in general and the royalty segment in particular are competitive. We compete with other royalty companies, mine operators and financial buyers in efforts to acquire existing royalties and with the lenders, investors and royalty and streaming companies providing financing to operators of mineral properties in our efforts to create new royalties. Many of our competitors in the lending and mining business are larger than we are and have greater resources and access to capital than we have. Key competitive factors in the royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

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

Company Personnel

        We currently have 21 employees, all of whom are located in Denver, Colorado. Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.

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

        All of our current revenue is derived from royalties on properties operated by third parties. Royalty holders typically have no authority for or control over decisions regarding development or operation of properties on which they hold royalty interests. We have limited or no legal rights to influence those decisions on our royalty properties.

        Our strategy of having third parties operate properties on which we retain a royalty or other passive interest exposes us to the risks created by decisions made by the operators regarding all operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters and temporary or permanent suspension of operations, among others. These decisions are likely to be motivated by the best interests of the operator rather than to maximize royalties. When we create new royalties, we attempt to secure contractual rights, such as audit or access rights, that will permit us to protect our interests, but there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in affecting the operation of the properties in which we have royalty interests in ways that would be beneficial to our stockholders.

Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues. Certain of our royalty contracts have features that may amplify the negative effects of a drop in commodity prices.

        The profitability of our royalty interests is directly related to the market price of gold, silver, copper, nickel and other metals. Market prices may fluctuate widely and are affected by numerous factors beyond the control of any mining company, including metal supply, industrial and jewelry fabrication and investment demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold purchases, sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking conditions, and a number of other factors. If gold, silver, copper, nickel and certain other metal prices drop dramatically, we might not be able to recover our initial investment in royalty interests or properties. Moreover, the selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that decisions about exploration, development and construction are made and the commencement of production can have a material adverse effect on the economics of a mine and can eliminate or have a material adverse impact on the value of royalty interests.

        Furthermore, if the market price of gold, silver, copper, nickel or certain other metals declines, then our royalty revenues would also fall. Our sliding-scale royalties, such as Cortez, Holt, Mulatos, Wolverine and others, amplify this effect. When metal prices fall below a certain mark in a sliding-scale royalty, a lower royalty rate is applied to production. In addition, certain of our royalty agreements, such as Andacollo, Robinson, Peñasquito and Voisey's Bay, are based on the operator's concentrate sales to smelters, which include price adjustments between the operator and the smelter based on commodity prices at a later date, typically three to five months. In such cases, our royalty payments from the operator include a component of these later adjustments, which can result in decreased royalty revenue in later periods if commodity prices have fallen.

        Volatility in gold, silver, copper and nickel prices is demonstrated by the annual high and low prices for those metals from selected years during the past decade. High and low gold prices per ounce, based on the London Bullion Market Association P.M. fix, have ranged from $293 to $256 in 2001, from $537 to $411 in 2005, from $1,212 to $810 in 2009, and from $1,719 to $1,313 year to date. High and low silver prices per ounce, based on the London Bullion Market Association fix, have ranged from $4.82 to $4.07 in 2001, from $9.23 to $6.39 in 2005, from $19.18 to $10.51 in 2009, and from $48.44 to $26.84 year to date. High and low copper prices per pound, based on the London Metal Exchange cash settlement price for Grade A copper, have ranged from $0.81 to $0.62 in 2001, from $2.08 to $1.44 in 2005, from $3.33 to $1.38 in 2009, and from $4.62 to $3.94 year to date. High and low nickel prices per pound, based on the London Metal Exchange cash settlement price for nickel, have ranged from $3.40 to $1.97 in 2001, from $8.12 to $5.22 in 2005, from $9.31 to $4.25 in 2009, and from $13.28 to $9.62 year to date.

Our revenues are subject to operational and other risks faced by operators of our mining properties.

        Although we are not required to pay capital costs (except as contractually obligated to as part of the Mt. Milligan transaction) or operating costs, our financial results are indirectly subject to hazards and risks normally associated with developing and operating mining properties where we hold royalty interests. Some of these risks include:

  •
  insufficient ore reserves;

  •
  fluctuations in production costs incurred by operators or third parties that may impact the amount of reserves available to be mined, cause an operator to delay or curtail mining operations or render mining of ore uneconomical and cause an operator to close operations;

  •
  declines in the price of gold, silver, copper, nickel and other metals;

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

  •
  injury to persons, property or the environment;

  •
  the ability of the operators to maintain or increase production or replace reserves as properties are mined; and

  •
  uncertain foreign political and economic environments.

Acquired royalty interests, particularly on development stage properties, are subject to the risk that they may not produce anticipated royalty revenues.

        The royalty interests we acquire may not produce anticipated royalty revenues. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments, particularly with respect to acquisitions of royalties on development stage properties. If an operator does not bring a property into production and operate in accordance with feasibility studies, technical or reserve reports or other plans, then the acquired royalty interest may not yield sufficient royalty revenues to be profitable. Furthermore, operators of development stage properties must obtain all necessary environmental permits and access to water, power and other raw materials needed to begin production, and there can be no assurance operators will be able to do so. Pascua-Lama in Chile and the Mt. Milligan mining project in Canada, are among our principal development stage royalty acquisitions. The failure of any of these projects to produce anticipated royalty revenues may materially and adversely affect our financial condition and results of operations.

We depend on our operators for the calculation of royalty payments. We may not be able to detect errors and payment calculations may call for retroactive adjustments.

        Our royalty payments are calculated by the operators of the properties on which we have royalties based on their reported production. Each operator's calculation of our royalty payments is subject to and dependent upon the adequacy and accuracy of its production and accounting functions, and, given the complex nature of mining and ownership of mining interests, errors may occur from time to time in the various calculations made by an operator that may render calculations of our royalty payments inaccurate. Certain royalty agreements require the operators to provide us with production and operating information that may, depending on the completeness and accuracy of such information, enable us to detect errors in the calculation of royalty payments that we receive. We do not, however, have the contractual right to receive production information for all of our royalty interests. As a result, our ability to detect royalty payment errors through our royalty monitoring program and its associated internal controls and procedures is limited, and the possibility exists that we will need to make retroactive royalty revenue adjustments. Some of our royalty contracts provide us the right to audit the operational calculations and production data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue and may require us to adjust our royalty revenue in later periods.

Development and operation of mines is very capital intensive and any inability of the operators of our royalty properties to meet liquidity needs, obtain financing or operate profitably could have material adverse effects on the value of and revenue from our royalty interests.

        The development and operation of mines is very capital intensive, and if operators of our royalty properties do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, the operator may curtail, delay or cease development or operations at a mine site. Operators' ability to raise and service significant, sufficient capital may be affected by, among other things, macroeconomic conditions, future gold, silver, copper, nickel and other metal prices, or a further dislocation in the U.S. or global financial markets as experienced in recent years. If any of the operators of our royalty properties suffer these material adverse effects, then our royalty interests and the value of and revenue from our royalty interests may be materially adversely affected.

Certain of our royalty interests are subject to payment or production caps or rights in favor of the operator or third parties that could reduce the revenues generated from the royalty assets.

        Some of our principal royalty interests are subject to limitations, such that the royalty will extinguish after threshold production is achieved or royalty payments at stated thresholds are made. For example, a portion of our royalty at Pascua-Lama and our royalty at Mulatos are subject to production caps. Furthermore, other of our royalty agreements contain rights that favor the operator or third parties. For example, Osisko, the operator of Canadian Malartic, one of our principal development properties, exercised its buy-down right that reduced our royalty interest from a 3% NSR to a 1% NSR. Also, certain individuals from whom we purchased portions of our royalty interest at Pascua-Lama, another of our principal development properties, are entitled to one-time payments if the price of gold exceeds certain thresholds. If any of these thresholds are met or similar rights are exercised, our future royalty revenue could be reduced.

We may enter into acquisitions or other material royalty transactions at any time.

        We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalty assets or similar interests through the financing of mining projects or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest, obtaining or providing debt commitments for acquisition financing, participation in discussions regarding serving as a financing source in connection with royalty acquisitions, and involvement as a bidder in competitive auctions. Any such acquisition could be material to us and could significantly increase the size and scope of our business. In such event, we could issue substantial amounts of common stock or incur substantial additional indebtedness to fund the acquisition. Issuances of common stock may reduce some or all of our financial measures on a per share basis.

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

        As of June 30, 2011, the Company had $226.1 million outstanding under its existing credit facilities, which limits the cash flow available to fund acquisitions. In addition, we may incur substantial additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. If we were to incur substantial additional indebtedness, it may become difficult for us to satisfy our debt obligations, increase our vulnerability to general adverse economic and industry conditions or require us to dedicate a substantial portion of our cash flow from operations and proceeds of any equity issuances to payments on our indebtedness, any of which results may place us at a competitive disadvantage to our competitors that may have less debt or have other adverse effects upon us.

We may be unable to successfully acquire additional royalty and other similar interests at reasonable prices or on favorable terms.

        Our future success largely depends upon our ability to acquire royalty or similar interests at appropriate valuations, including through asset and corporate acquisitions and financings, to replace depleting reserves. Most of our revenues are derived from royalty and other similar interests that we acquire or finance, rather than through exploration of properties. There can be no assurance that we will be able to identify and complete the acquisition of such royalty interests, or businesses that own desired royalty interests, at reasonable prices or on favorable terms, or, if necessary, that we will have sufficient financing on reasonable terms to complete such acquisitions. In addition, we face competition in the acquisition of royalty and other similar interests. If we are unable to successfully acquire additional royalties or other similar interests, the reserves subject to our royalties will decline as the producing royalty properties are mined or payment or production caps on certain of our royalties are met. We also may experience negative reactions from the financial markets or operators of properties on which we seek royalties and other similar interests if we are unable to successfully complete acquisitions of royalty interests or businesses that own desired royalty interests. Each of these factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

Estimates of production by the operators of mines in which we have royalty interests are subject to change, and actual production may vary materially from such estimates.

        Production estimates are prepared by the operators of mining properties. There are numerous uncertainties inherent in estimating anticipated production attributable to our royalty interests, including many factors beyond our control and the control of the operators of our royalty properties. We do not participate in the preparation or verification of production estimates and have not independently assessed or verified the accuracy of such information. The estimation of anticipated production is a subjective process and the accuracy of any such estimates is a function of the quality of available data, reliability of production history, variability in grade encountered, mechanical or other problems encountered, engineering and geological interpretation and operator judgment. Rates of production may be less than expected. Results of drilling, metallurgical testing and production, changes in commodity prices, and the evaluation of mine plans subsequent to the date of any estimate may cause actual production to vary materially from such estimates.

Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision.

        There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control and the control of the operators of our royalty properties. Reserve estimates on our royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information. The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause a revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold, silver, copper, nickel or other metals also may render reserves or mineralized material containing relatively lower ore grades uneconomical to exploit. Changes in operating costs and other factors including geotechnical characteristics and metallurgical recovery, may materially and adversely affect reserves. Finally, it is important to note that our royalties give us interests in only a portion of the production from the operators' aggregate reserves, and those interests vary widely based on the individual royalty documents.

Our disclosure controls and internal control over our financial reporting are subject to inherent limitations.

        Management has concluded that as of the period ended June 30, 2011, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations that are beyond our control, including, but not limited to, our dependence on operators for the calculations of royalty payments as discussed in a previous risk factor. Given our dependence on third party calculations, there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements.

Royalty interests are subject to title and other defects and contest by operators of mining projects and holders of mining rights, and these risks may be hard to identify in acquisition transactions.

        While Royal Gold seeks to confirm the existence, validity, enforceability and geographic extent of the royalties it acquires, there can be no assurance that disputes over these and other matters will not arise. Confirming title to mining property on which we hold or seek to acquire a royalty is a complex matter in many jurisdictions, and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property. Similarly, our royalty interests generally are subject to uncertainties and complexities arising from the application of contract and property laws governing private parties and/or local or national governments in the jurisdiction where mining projects are located. Furthermore, royalties in many jurisdictions are contractual in nature, rather than interests in land, and therefore may be subject to change of control, bankruptcy or insolvency of operators, and to challenges of various kinds brought by operators or third parties. We do not usually have the protection of security interests over property that we could liquidate to recover all or part of our royalty investment. Disputes also could arise challenging, among other things, the existence or geographic extent of the royalty, third party claims to the same royalty asset or to the property on which we have a royalty, various rights of the operator or third parties in or to the royalty, methods for calculating the royalty, production and other thresholds and caps applicable to royalty payments, the obligation of an operator to make royalty payments, and various defects in the royalty agreement itself. Unknown defects in the royalties we acquire may prevent us from realizing the anticipated benefits from the acquisition, and could materially adversely affect our revenue and results of operations.

Changes in federal and state legislation could decrease our royalty revenues.

        A number of our royalty properties are located on U.S. federal lands that are subject to federal mining and other public land laws. Changes in federal or state laws or the regulations promulgated under them could affect mine development and expansion, significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, increase the cost of holding mining claims or impose additional taxes on mining operations, all of which could adversely affect our royalty revenue from such properties. In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872 (the "General Mining Law"), which governs the creation, maintenance and possession of mining claims and related activities on federal public lands in the United States. Congress also has considered bills recently, which if enacted, would impose royalties payable to the government on hardrock production, increase land holding fees, impose federal reclamation fees, impose additional environmental operating standards and afford greater public involvement and regulatory discretion in the mine permitting process. Such legislation, if enacted, could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations on federal lands, perhaps materially and adversely affecting mine operators and, therefore, our royalty revenue.

Foreign operations and operation by foreign operators are subject to many risks.

        We derived approximately 76% of our revenues from foreign sources during fiscal 2011, compared to 60% in fiscal 2010. Our principal producing royalties on properties outside of the United States are located in Australia, Canada, Chile, Mexico and Spain. We currently have interests in mines and projects outside of the United States in Argentina, Australia, Bolivia, Brazil, Burkina Faso, Canada, Chile, Colombia, Dominican Republic, Finland, Ghana, Guatemala, Honduras, Mexico, Nicaragua, Peru, Siguiri, Russia, Spain and Tunisia. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, such things as volatile exchange controls and currency fluctuations, high rates of inflation, limitations on repatriation of earnings, foreign taxation, enforcement of unfamiliar or uncertain foreign real estate, contract and environmental laws, expropriation or nationalization of property, labor practices and disputes, changes in legislation that could substantially increase the cost of mining operations, renegotiation or nullification of existing licenses, permits, approvals or the like, war, crime, terrorism, civil unrest and uncertain political and economic environments. For example, recently proposed tax legislation in Australia and other foreign jurisdictions could impose large tax obligations on operators that could materially adversely affect the feasibility of new mine development and the profitability of existing mining operations. In addition, many of our operators are organized outside of the United States. Our royalty interests may be subject to the application of foreign laws to our operators, and their stockholders, including laws relating to foreign ownership structures, corporate transactions, creditors' rights, bankruptcy and liquidation. Foreign operations also could be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

The mining industry is subject to significant environmental risks.

        Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and generally are becoming more restrictive and costly. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials, particularly water, needed for operations. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access water or other raw materials necessary to operate a mine, our royalty revenues could be reduced, delayed, or eliminated. These risks are most salient with regard to our development stage royalty properties where permitting may not be complete and where new legislation and regulation can lead to delays, interruptions and significant unexpected cost burdens for mine operators. For example, legislation was enacted in Argentina (but subsequently suspended by litigation) which could stop or curtail mining activities on or near the country's glaciers. We have royalty interests on the Chilean side of the Pascua-Lama Project, which straddles the border between Chile and Argentina, and the new legislation in Argentina, if upheld in the litigation, could affect the feasibility, design, development and operation of the Pascua-Lama Project. Further, to the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition, results of operations and cash flows.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs to the operators of the properties on which we have royalties.

        A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. The December 1997 Kyoto Protocol, which ends in 2012, established a set of greenhouse gas emission targets for countries that have ratified the Protocol, which include Canada, Ghana, Australia and Peru. Furthermore, the U.S. Congress and several states have initiated legislation regarding climate change that will affect energy prices and demand for carbon intensive products. Additionally, the Australian Government may potentially reintroduce a national emissions trading scheme and mandatory renewable energy targets. Legislation and increased regulation regarding climate change could impose significant costs on the operators of our royalty properties, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. If an operator of a property on which we have royalty interests is forced to incur significant costs to comply with climate change regulation or becomes subject to environmental restrictions that limit its ability to continue or expand operations, our royalty revenues from that property could be reduced, delayed, or eliminated.

We depend on the services of our President and Chief Executive Officer and other key employees and on the participation of our Chairman.

        We believe that our success depends on the continued service of our key executive management personnel. Currently, Tony Jensen is serving as our President and Chief Executive Officer. Mr. Jensen's extensive commercial experience, mine operations background and industry contacts give us an important competitive advantage. Furthermore, our Chairman, Stanley Dempsey, who served as our Executive Chairman until his retirement as an officer of the Company in January 2009, remains closely involved with us. Mr. Dempsey's knowledge of the royalty business and long-standing relationship with the mining industry are important to our success. The loss of the services of Mr. Jensen or other key employees could jeopardize our ability to maintain our competitive position in the industry. We currently do not have key person life insurance for any of our officers or directors.

Risks Related to Our Common Stock

Our stock price may continue to be volatile and could decline.

        The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the NASDAQ Global Select Market were $49.81 and $22.75 for the fiscal year ended June 30, 2009, $55.96 and $37.35 for the fiscal year ended June 30, 2010 and $62.33 and $42.15 for the fiscal year ended June 30, 2011. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

  •
  market prices of gold, silver, copper, nickel and other metals;

  •
  interest rates;

  •
  expectations regarding inflation;

  •
  ability of operators to produce precious metals and develop new reserves;

  •
  currency values;

  •
  credit market conditions;

  •
  general stock market conditions; and

  •
  global and regional political and economic conditions.

Additional issuances of equity securities by us could reduce some or all of our financial measures on a per share basis, reduce the trading price of our common stock or impede our ability to raise future capital.

        We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. To the extent we issue additional equity securities, some or all of our financial measures on a per share basis could be reduced. In addition, the shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could decline if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales also could impair our ability to raise capital through the sale of additional common stock in the capital markets.

We may change our practice of paying dividends.

        We have paid a cash dividend on our common stock for each fiscal year beginning in fiscal year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors, including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations. If our board of directors declines to declare dividends in the future or reduces the current dividend level, our stock price could fall, and the success of an investment in our common stock would depend largely upon any future stock price appreciation. We have increased our dividends in prior years. There can be no assurance, however, that we will continue to do so or that we will pay any at all.

Certain anti-takeover provisions could delay or prevent a third party from acquiring us.

        Provisions in our restated certificate of incorporation and bylaws may make it more difficult for third parties to acquire control of us or to remove our management. Some of these provisions:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own or operate the properties in which we have royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material and production estimates. A list of our producing and development stage royalties, as well their respective reserves are summarized below in Table 1 within this Item 2. There is more information available to the public regarding certain properties in which we have royalties, including reports filed with the SEC or with the Canadian securities regulatory agencies available at www.sec.gov or www.sedar.com, respectively.

        The description of our principal royalties set forth below includes the location, operator, royalty rate, access and any material current developments at the property. Please refer to Item 7, MD&A, for discussion on production estimates, historical production and revenue for our principal properties. The map below illustrates the location of our principal producing and development stage properties.

Principal Royalties on Producing Properties

        The Company considers both historical and future potential revenues in determining which royalties in our portfolio are principal to our business. Estimated future potential royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalties are no longer principal to our business. As of

June 30, 2011, the Company considers the properties discussed below (listed alphabetically) to be principal to our business.

Andacollo (Region IV, Chile)

        We own a royalty on all gold produced from the sulfide portion of the Andacollo copper and gold deposit. The Andacollo royalty equals 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. As of June 30, 2011, approximately 46,000 payable ounces of gold have been sold.

        Andacollo is an open-pit copper mine and milling operation located in central Chile, Region IV in the Coquimbo Province and is operated by a subsidiary of Teck. Andacollo is located in the foothills of the Andes Mountains approximately 1.5 miles southwest of the town of Andacollo. The provincial capital of La Serena and the coastal city of Coquimbo are approximately 34 miles northeast of the Andacollo project by road, and Santiago is approximately 215 miles south by air. Access to the mine is provided by Route 43 (R-43) south from La Serena to El Peñon. From El Peñon, D-51 is followed east and eventually curving to the south to Andacollo. Both R-43 and D-51 are paved roads.

        In April 2011, Teck announced that they will undertake an expansion study at Andacollo to examine the feasibility of adding an additional SAG mill, ball mill and other equipment aimed at increasing production. Teck estimates that adding additional equipment could increase annual production by 25%-50%.

Canadian Malartic (Quebec, Canada)

        We own a 1.0% to 1.5% sliding-scale NSR royalty ($0.00 to $350.00 - 1.0%; above $350 - 1.5%) on the Canadian Malartic open-pit gold mine and milling operation located in Quebec, Canada, and owned by Osisko. The Canadian Malartic gold property is located in the Abitibi Gold Belt in Quebec, Canada, immediately south of the town of Malartic, Quebec, approximately 16 miles west of the town of Val d'Or. The northern extent of the Canadian Malartic property can be accessed directly from the Trans Canadian Highway 117.

        Osisko announced that they reached commercial production at their Canadian Malartic mine on May 19, 2011. For the 30-day period ending June 17, 2011, the mill averaged 33,300 tonnes per day exceeding the 33,000 tonnes per day (60% of the 55,000 tonnes per day designed capacity) standard required to declare commercial production. Osisko achieved this milestone ahead of their August 2011 target.

        Osisko also reported that production ramp-up is progressing well at the mill plant with an average throughput of 38,913 tonnes per day through mid June 2011. Recovery rates are currently higher than anticipated, mainly due to longer retention time in the leach circuit and a better-than-designed size fraction as the mill has not yet been brought up to full capacity. Osisko plans to continue to de-bug the operation as they focus on achieving the design capacity of 55,000 tonnes per day and optimizing the operating performance.

Cortez (Nevada, USA)

        Cortez is a large open-pit and underground mine, utilizing mill and heap leach processing. The operation is located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Our royalty interest at Cortez is subject to the Pipeline, South Pipeline, Gap and Crossroads deposits and is operated by subsidiaries of Barrick.

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

  (b)
  GAS Claims ("GSR2").    This is a sliding-scale GSR royalty for all products from an area outside of the Reserve Claims, originally known as the "GAS Claims," which encompasses approximately 50% of the GAP deposit and all of the Crossroads deposit. The GSR royalty rate on the GAS Claims, as shown in the table below, is tied to the gold price, without indexing for inflation or deflation.

  (c)
  Reserve and GAS Claims Fixed Royalty ("GSR3").    The GSR3 royalty is a fixed rate GSR royalty of 0.7125% and covers the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2, except mining claims that comprise the undeveloped Crossroads deposit.

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

        As the Company reported during the third quarter of fiscal 2011, production at Cortez decreased during the period as Barrick has turned its focus to production of Cortez Hills ore, which is not subject to the Company's royalty. The Company anticipates that Barrick will continue to focus on Cortez Hills and production at Pipeline will remain at decreased levels, as reflected in the calendar 2011 mine plan provided by Barrick.

Dolores (Chihuahua, Mexico)

        We own a 3.25% NSR royalty on gold and a 2.0% NSR royalty on silver from the Dolores open-pit mine and heap leach operation located in Chihuahua, Mexico, and operated by Minefinders. The Dolores project is located approximately 155 miles west of the city of Chihuahua, Mexico. The property can be accessed by approximately 56 miles of recently upgraded access road from Yepachi, Chihuahua, to the mine site. Access to the property can also be achieved by light aircraft landing on a dirt strip located about five miles from the mine site.

        Minefinders has reported that at Dolores they continue to sustain improved leach results on the Stage 2 pad. Minefinders has also stated that they are continuing to assess the addition of a milling operation at Dolores and the development of an underground resource. Minefinders has reiterated that they expect to achieve their calendar 2011 guidance of 65,000 to 70,000 ounces of gold and 3.3 million to 3.5 million ounces of silver.

Holt (Ontario, Canada)

        We own a sliding-scale NSR royalty on the Holt portion of the Holloway-Holt mining project located in Ontario, Canada and owned 100% by St Andrew. The Holloway-Holt project straddles Ontario Provincial Highway 101 for approximately 25 miles beginning east of Matheson, Ontario, Canada and extending to the Quebec, Canada border. The sliding-scale NSR royalty rate on gold produced from the Holt portion of the mining project is calculated by multiplying 0.00013 by the quarterly average gold price. For example, at a quarterly average gold price of $1,500 per ounce, the effective royalty rate payable would be 19.5%.

        In April 2011, St Andrew announced that the Holt mine achieved commercial production after operating for 90 days at an average throughput of between 450 to 500 tonnes per day. Production throughput is anticipated to increase from the initial rate of 500 tonnes per day to 1,000 tonnes per day around the end of calendar 2011. In August 2011, St Andrew revised its calendar 2011 gold production estimate to between 23,000 and 26,000 ounces of gold, of which St Andrew expects approximately 13,000 to 16,000 ounces of gold to be produced during the second half of calendar 2011.

        The Company began recognizing royalty revenue on the Holt royalty during the three months ended March 31, 2011.

Las Cruces (Andalucía, Spain)

        We own a 1.5% NSR royalty on the Las Cruces copper mine and milling operation located in Andalucía, Spain and operated by Inmet. The Las Cruces mine is located in the Seville Province of southern Spain, about 12 miles northwest of the Provincial capital city of Seville. Access to the site is by well-maintained paved roads.

        Inmet reported that production during the June 2011 quarter was adversely impacted by a planned 16-day maintenance outage at the Las Cruces mine. The outage was taken to install new components and modify equipment that will increase the underflow (solids) density of the grinding thickener to the design capacity of 80%. After the shutdown, the plant started-up and achieved record throughput above 80% of design and record weekly production of 1,340 tonnes of cathode copper. However, within two weeks of the start-up (early July 2011), a support structure of the new grinding thickener failed due to a faulty weld leading to a further seven day shutdown for repair.

Leeville (Nevada, USA)

        We own a carried working interest, equal to a 1.8% NSR royalty, which covers the majority of the Leeville underground mine, in Eureka County, Nevada. Leeville is approximately 19 air miles northwest of Carlin, Nevada, and is operated by a subsidiary of Newmont. The property is accessed by driving north from Carlin on Nevada State Highway 766 for 19 miles and then on an improved gravel road for two miles.

Mulatos (Sonora, Mexico)

        We own a 1.0% to 5.0% sliding-scale NSR royalty on the Mulatos open-pit mine and heap leach operation in southeastern Sonora, Mexico. The Mulatos mine is located approximately 137 miles east of the city of Hermosillo and 186 miles south of the border with the United States and is operated by Alamos. Access to the mine from the city of Hermosillo can be made via private chartered flight or paved and gravel road.

        The sliding-scale NSR royalty is based on the gold price as shown in the following table:

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
$0.00 - $299.99	1.00%
$300.00 - $324.99	1.50%
$325.00 - $349.99	2.00%
$350.00 - $374.99	3.00%
$375.00 - $399.99	4.00%
$400 or greater	5.00%

        The Mulatos royalty is capped at 2.0 million gold ounces of production. As of June 30, 2011, approximately 732,000 cumulative ounces of gold have been produced.

        Alamos reported that for the third consecutive month, crusher throughput improved and they expect to meet throughput of 15,000 tonnes per day throughout the remainder of calendar 2011.

Although production during the second quarter of calendar 2011 was impacted by extreme drought conditions and supplier issues, Alamos stated they expect to recover deferred production throughout the remainder of calendar 2011. Alamos also reported that construction is underway on a high-grade mill that could boost output by another 60,000 ounces per year. Production from this new gravity mill is expected to commence in calendar 2012.

Peñasquito (Zacatecas, Mexico)

        We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito open-pit mine, located in the State of Zacatecas, Mexico, and operated by Goldcorp. The Peñasquito project is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The project, composed of two main deposits called Peñasco and Chile Colorado, hosts large silver, gold, zinc and lead reserves. The deposits contain both oxide and sulfide material, resulting in heap leach and mill processing. Access to the site is via either paved or cobbled roads west out of Concepcion del Oro nine miles to the town of Mazapil and then further approximately seven miles west from Mazapil.

        Goldcorp reported that higher grades and recoveries of gold, silver, lead and zinc were offset by lower processing rates. Goldcorp expects these issues to be resolved by the end of calendar 2011. Goldcorp also reported that oxide gold production will be delayed in the second half of calendar 2011 due to restricted cyanide deliveries from supplier shortages.

Robinson Mine (Nevada, USA)

        We own a 3.0% NSR royalty on all mineral production from the Robinson open-pit mine and mill operation operated by a subsidiary of Quadra. Access to the property is via Nevada State Highway 50, 6.5 miles west of Ely, Nevada, in White Pine County.

        In July 2011, Quadra reported that the removal of mud from the bottom of the Ruth Pit was completed approximately four weeks ahead of schedule. As previously reported by Quadra, the production profile at Robinson is expected to increase in the second half of calendar 2011, benefiting from access to higher grade material at the bottom of the pit, as well as additional haulage capacity. Quadra reported that ore processed at the beginning of the third quarter of calendar 2011 contained significantly higher grade versus the second calendar quarter, and they expect grades to further improve in the fourth calendar quarter.

Voisey's Bay (Labrador, Canada)

        We own an effective 2.7% NSR royalty on the Voisey's Bay nickel-copper-cobalt mine located in Newfoundland and Labrador, Canada and operated by Vale. The Company owns 90% of a 3.0% NSR (or 2.7%) while a non-controlling interest owns the remainder. The Voisey's Bay project is located on the northeast coast of Labrador, on a peninsula bordered to the north by Anaktalak Bay and to the south by Voisey's Bay. The property is 560 miles north-northwest of St. John's, the capital of the Province. Access to the property is by helicopter, small aircraft or tracked vehicles during the winter. We have disputed the manner of calculation of our royalty payments. Please refer to Note 17 of the notes to consolidated financial statements for more information regarding the dispute.

        On January 31, 2011, Vale announced that a new five-year collective bargaining agreement was ratified by the United Steel Workers Local 9508, representing mine and mill operations employees at Voisey's Bay, thus ending the strike that began August 1, 2009. Operations at Voisey's Bay have been returning to normalcy.

        In June 2011, Vale provided an update concerning construction of its Long Harbour project—the hydrometallurgical facility that Vale is building in Newfoundland and Labrador, Canada. The facility will treat Voisey's Bay ore to produce 50,000 tonnes per year of nickel and associated copper and cobalt. At an estimated capital cost of $2.8 billion, the plant is scheduled for commissioning and start-up during calendar 2013. To-date, the project is about 40% complete with engineering completion at approximately 80% and construction at about 20%

Wolverine (Yukon Territory, Canada)

        We own a 0.00% to 9.445% sliding-scale NSR royalty on all gold and silver produced from the Wolverine underground mine and milling operation located in Yukon Territory, Canada, and operated by Yukon Zinc. The Wolverine property is located 106 miles north-northwest of Watson Lake in south central Yukon Territory. Access to the property is provided by a 17 mile gravel road heading south and then northeast to the Robert Campbell Highway at a point approximately 120 miles north of Watson Lake.

        The sliding-scale NSR royalty on all gold and silver is based on the silver price as shown in the following table:

London Bullion Market Association Monthly Average Price of Silver per Ounce (US$)	NSR Royalty Percentage
less than $5.00	0%
$5.00 - $7.50	3.778%
$7.51 or greater	9.445%

        Yukon Zinc reported that the start-up of the Wolverine project is complete. The processing plant is currently operating at 300 to 500 tonnes of concentrate per day. During pre-commissioning prior to the end of calendar 2010, about 3,300 tonnes of concentrate were produced. This concentrate was shipped during the first quarter of calendar 2011. Yukon Zinc expects to increase production to the design capacity of 1,700 tonnes per day of concentrate during calendar 2011 with commercial production levels of 60%-70% of design capacity expected to be realized in the third quarter of calendar 2011.

        The Company began recognizing royalty revenue on the Wolverine royalty during the three months ended March 31, 2011.

Principal Royalties on Development Stage Properties

        The following is a description of our principal royalty interests on development stage properties (listed alphabetically). Reserves for our development stage properties are summarized below in Table 1 as part of this Item 2, Properties.

Mt. Milligan (British Columbia, Canada)

        We own the right to purchase 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia, Canada, and operated by Thompson Creek. The Mt. Milligan project is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie. The Mt. Milligan project is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road.

        Upon commencement of production at the Mt. Milligan project, RGLD Gold AG, a wholly-owned subsidiary of the Company, will purchase 25% of payable gold with a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to RGLD Gold AG, and the lesser of $450 or the prevailing market price for each additional ounce thereafter.

        The Company, along with an independent engineering firm who is monitoring and confirming the Company's required participation in funding construction of the Mt. Milligan project, conducted a site visit to Mt. Milligan in July 2011. Some of the progress at Mt. Milligan includes the plant, shop and administration foundations earthworks, the concrete batch plant, and delivery of a significant portion of the necessary steel.

        Thompson Creek announced that their current capital expenditures estimate to construct the Mt. Milligan mine is approximately C$1.3 billion (US$1.3 billion), of which approximately $208 million has been spent since inception of the project through June 30, 2011, and an additional $466 million has been committed since inception of the project. Thompson Creek is targeting a start-up at Mt. Milligan in calendar 2013 and expects to produce approximately 194,000 ounces of gold annually.

Pascua-Lama Project (Region III, Chile)

        As of June 30, 2011, we own a 0.78% to 5.23% sliding-scale NSR royalty on the Pascua-Lama project, which straddles the border between Argentina and Chile, and is being developed by Barrick. The Company owns an additional royalty equivalent to 1.05% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017. The Pascua-Lama project is located within 7 miles of Barrick's operating Veladero mine. Access to the project is from the city of Vallenar, Region III, Chile, via secondary roads C-485 to Alto del Carmen, Chile, and C-489 from Alto del Carmen to El Corral, Chile.

        Our royalty interest is applicable to all gold production from the portion of the Pascua-Lama project lying on the Chilean side of the border. In addition, our interest at Pascua-Lama contains certain contingent rights and obligations. Specifically, (i) if gold prices exceed $600 per ounce for any six month period during the first 36 months of commercial production from the project, the Company would make a one-time payment of $8.4 million, (ii) approximately 20% of the royalty is limited to 14.0 million ounces of gold produced from the project, while 24% of the royalty can be extended beyond 14.0 million ounces of gold produced for a one-time payment of $4.4 million; and (iii) Royal Gold also increased its interest in two one-time payments from $0.5 million to $1.5 million, which are payable by Barrick upon the achievement of certain production thresholds at Pascua-Lama.

        The sliding-scale NSR royalty is based upon the gold price as shown in the following table:

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
less than $325	0.78%
$400	1.57%
$500	2.72%
$600	3.56%
$700	4.39%
$800 or greater	5.23%

Note: Royalty rate is interpolated between the upper and lower endpoints.

        In July 2011, Barrick announced a revised pre-production capital estimate of approximately $4.7-$5.0 billion for the Pascua-Lama project. The revised estimate represents an approximate 40% increase from Barrick's original estimate. Barrick also reported that expected annual gold production has increased 775,000 ounces to 800,000-850,000 ounces in the first full five years of operation.

Reserve Information

        Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead and cobalt that have been reported to us by the operators of our royalty interests as of December 31, 2010. Properties are currently in production unless noted as development ("DEV") within the table. The exploration royalties we own do not contain proven and probable reserves as of December 31, 2010. Please refer to pages 26-28 for the footnotes to Table 1.

Table 1

Proven and Probable Gold Reserves
As of December 31, 2010(1)

Gold(2)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Bald Mountain	3.5% - 5.0% NSR(7)	Barrick	United States	74.08	0.023	1.704
Cortez (Pipeline) GSR1	0.40 - 5.0% GSR(8)	Barrick	United States	67.08	0.035	2.343	(9)
Cortez (Pipeline) GSR2	0.40 - 5.0% GSR(8)	Barrick	United States	118.43	0.029	3.428	(9)
Cortez (Pipeline) GSR3	0.71% GSR	Barrick	United States	103.24	0.029	3.003	(9)
Cortez (Pipeline) NVR1	0.39% NVR	Barrick	United States	68.60	0.033	2.244	(9)
Gold Hill (DEV)	1.0 - 2.0% NSR(10)(11)	Kinross/Barrick	United States	23.34	0.016	0.365
	0.9% NSR(12)	Kinross/Barrick	United States	—	—	—
Goldstrike (SJ Claims)	0.9% NSR	Barrick	United States	49.60	0.104	5.164
Leeville	1.8% NSR	Newmont	United States	5.58	0.294	1.641
Marigold (DEV)(13)	2.0% NSR	Goldcorp/Barrick	United States	55.41	0.016	0.905
Relief Canyon (DEV)(14)	4.0% NSR	Firstgold	United States	—	—	—
Robinson	3.0% NSR	Quadra FNX	United States	121.28	0.005	0.640
Soledad Mountain (DEV)	3.0% NSR	Golden Queen	United States	51.22	0.021	1.052
Twin Creeks	2.0% GPR	Newmont	United States	1.80	0.080	0.143
Wharf	0.0 - 2.0% NSR(15)	Goldcorp	United States	23.88	0.025	0.600
Canadian Malartic	1.0 - 1.5% NSR(16)	Osisko	Canada	150.56	0.031	4.727
Holt(17)	0.00013 × quarterly avg. gold price	St Andrew	Canada	3.46	0.148	0.510
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.51	0.011	0.125
Mt. Milligan (DEV)(18)	25% of payable gold	Thompson Creek	Canada	531.80	0.011	6.020
Pine Cove (DEV)	7.5% NPI	Anaconda Mining	Canada	2.90	0.060	0.175
Schaft Creek (DEV)	3.5% NPI	Copper Fox	Canada	904.99	0.006	5.570
Williams	0.97% NSR	Barrick	Canada	12.17	0.070	0.857
Wolverine	0.0 - 9.445% NSR(19)	Yukon Zinc	Canada	5.68	0.040	0.225
Dolores	3.25% NSR	Minefinders	Mexico	118.65	0.017	2.024
El Chanate	2.0 - 4.0% NSR(20)	AuRico	Mexico	70.78	0.019	1.355
Mulatos	1.0 - 5.0% NSR(21)	Alamos	Mexico	64.45	0.037	2.387
Peñasquito(22)	2.0% NSR (Oxide)	Goldcorp	Mexico	74.74	0.005	0.400
	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,566.82	0.012	18.170
Andacollo	75% NSR(23)	Teck	Chile	440.59	0.004	1.594
Pascua-Lama (DEV)(24)	0.78 - 5.23% NSR(25)	Barrick	Chile	320.92	0.046	14.685
El Toqui	1.0 - 3.0% NSR(26)	Breakwater	Chile	3.89	0.070	0.270

Gold(2)—Continued
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Don Mario	3.0% NSR	Orvana	Bolivia	6.29	0.041	0.259
El Limon	3.0% NSR	B2Gold	Nicaragua	2.26	0.131	0.296
Martha	2.0% NSR	Coeur d'Alene	Argentina	0.05	0.020	0.001
Balcooma(27)	1.5% NSR	Kagara	Australia	0.67	0.007	0.005
Bundarra (DEV)(14)	1.5% NSR	Terrain	Australia	—	—	—
Gwalia Deeps	1.5% NSR	St . Barbara	Australia	11.28	0.213	2.406
Kundip (DEV)	1.0 - 1.5% GSR(28)	Tectonic Resources	Australia	3.10	0.098	0.305
Meekatharra (Paddy's Flat) (DEV)	1.5% NSR	Reed Resources	Australia	2.19	0.140	0.308
	A$10 per gold ounce produced(29)	Reed Resources	Australia	2.19	0.140	0.308
Meekatharra (Yaloginda) (DEV)	0.45% NSR	Reed Resources	Australia	2.79	0.070	0.196
Reedys Burnakura (DEV)(30)	1.5 - 2.5% NSR	Kentor Gold	Australia	—	—	—
South Laverton	1.5% NSR	Saracen	Australia	16.60	0.049	0.810
Southern Cross	1.5% NSR	St. Barbara	Australia	6.02	0.083	0.500
West Westonia (DEV)	0.5% NSR	Catalpa Resources	Australia	0.31	0.032	0.010
Inata	2.5% NSR	Avocet	Burkina Faso	17.97	0.060	1.082
Taparko(31)	2.0% GSR	High River	Burkina Faso	7.85	0.080	0.627

Proven and Probable Silver Reserves
As of December 31, 2010(1)

Silver(32)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Silver Grade (opt)	Silver Contained Ozs(6) (M)
Soledad Mountain (DEV)	3.0% NSR	Golden Queen	United States	51.22	0.38	19.359
Troy	3.0% GSR	Revett	United States	10.50	1.21	12.711
Gold Hill (DEV)	1.0 - 2.0% NSR(10)(11)	Kinross/Barrick	United States	23.34	0.22	5.038
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.51	1.01	11.617
Schaft Creek (DEV)	3.5% NPI	Copper Fox	Canada	904.99	0.05	46.454
Wolverine	0.0 - 9.445% NSR(19)	Yukon Zinc	Canada	5.68	8.22	46.693
Dolores	2.0% NSR	Minefinders	Mexico	118.65	0.96	114.520
Peñasquito(22)(31)	2.0% NSR (Oxide)	Goldcorp	Mexico	74.74	0.49	36.550
	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,566.82	0.68	1,068.720
Don Mario	3.0% NSR	Orvana	Bolivia	6.29	1.32	8.292
El Toqui	1.0 - 3.0% NSR(24)	Breakwater	Chile	3.89	0.38	1.473
Martha	2.0% NSR	Coeur d'Alene	Argentina	0.05	18.61	0.828
Balcooma(27)	1.5% NSR	Kagara	Australia	0.67	0.63	0.427

 Proven and Probable Base Metal Reserves
As of December 31, 2010(1)

Copper(33)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Johnson Camp	2.5% NSR	Nord Resources	United States	66.20	0.34	446
Robinson	3.0% NSR	Quadra FNX	United States	121.28	0.50	1,222
Troy	3.0% GSR	Revett	United States	10.50	0.47	98
Caber (DEV)	1.0% NSR	Breakwater	Canada	0.65	0.84	11
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.51	2.01	463
Schaft Creek (DEV)	3.5% NPI	Copper Fox	Canada	904.99	0.30	5,421
Voisey's Bay	2.7% NSR	Vale	Canada	26.57	1.48	788
Balcooma(27)	1.5% NSR	Kagara	Australia	0.67	3.10	42
Don Mario	3.0% NSR	Orvana	Bolivia	6.29	1.47	185
Pascua-Lama (DEV)(34)	1.05% NSR	Barrick	Chile	320.92	0.09	548
Las Cruces	1.5% NSR	Inmet	Spain	17.07	6.20	2,116

Lead(35)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Balcooma(27)	1.5% NSR	Kagara	Australia	0.67	0.66	9
Peñasquito(22)	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,566.82	0.25	7,275
El Toqui	1.0 - 3.0% NSR(24)	Breakwater	Chile	3.89	0.37	28

Zinc(36)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Caber (DEV)	1.0% NSR	Breakwater	Canada	0.65	8.58	111
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.51	3.19	733
Balcooma(27)	1.5% NSR	Kagara	Australia	0.67	1.53	21
Peñasquito(22)	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,566.82	0.57	17,575
El Toqui	1.0 - 3.0% NSR(24)	Breakwater	Chile	3.89	6.77	526

NICKEL(37)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	26.57	2.58	1,373
Avebury (DEV)(14)	2.0% NSR	Minerals and Metals Group	Australia	—	—	—
Mt. Goode(38)	1.5% NSR	Xstrata	Australia	0.42	4.07	34

COBALT(39)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	26.57	0.13	67

(1)
Reserves have been reported by the operators as of December 31, 2010, with the exception of the following properties: Don Mario—August 2010; West Westonia, Southern Cross, South Laverton, Pine Cove, Mt. Goode, Inata, Gwalia, Balcooma and Avebury—June 2010; El Chanate and Mt. Milligan—October 2009; Caber and Canadian Malartic—December 2008; Schaft Creek—September 2008; Soledad Mountain—December 2007; Meekatharra (Yaloginda) and Meekatharra (Paddy's Flat)—September 2007.

(2)
Gold reserves were calculated by the operators at the following per ounce prices: $1,300—Martha; A$1,350—Kundip; $1,200—El Limon and Dolores; A$1,250—South Laverton and West Westonia; $1,000—Inata, Bald Mountain, Cortez, Goldstrike, Holt, Kutcho Creek, Pascua Lama, Robinson and Williams; $983—Pine Cove; $950—Leeville, Marigold, Peñasquito, Twin Creeks and Wharf; A$1,000—Gwalia and Southern Cross; $900—Gold Hill and Taparko; $875—Mulatos; $870—El Toqui; $825—Canadian Malartic; $800—El Chanate, Don Mario and Andacollo; $690—Mt. Milligan; and $600—Soledad Mountain. Schaft Creek is at a $5.05 net smelter return cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.00 per ounce silver; and $1.93 per pound copper). Wolverine is at an $80/tonne net smelter return cut-off grade (metal price assumptions used by the operator were $400 per ounce gold and $7.00 per ounce silver). No gold price was reported for Meekatharra (Paddy's Flat), Meekatharra (Yaloginda), Avebury or Balcooma.

(3)
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

(5)
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

(7)
By amendment dated June 2, 2011, but effective January 1, 2011, the royalty rate now ranges from 3.5% to 5.0%. NSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $375—3.5%; >$375 to $400—4.0%; >$400 to $425—4.5%; >$425 and higher—5.0%. All price points are stated in 1986 dollars and are subject to adjustment in accordance with a blended index comprised of labor, diesel fuel, industrial commodities and mining machinery.

(8)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $210—0.40%; $210 to $229.99—0.50%; $230 to $249.99—0.75%; $250 to $269.99—1.30%; $270 to $309.99—2.25%; $310 to $329.99—2.60%; $330 to $349.00—3.00%; $350 to $369.99—3.75%; $390 to $409.99—4.0%; $410 to $429.99—4.25%; $430 to $449.99—4.50%; $450 to $469.99—4.75%; $470 and higher—5.00%.

(9)
NVR1 and GSR3 reserves are subsets of the reserves and additional mineralized material covered by GSR1 and GSR2.

(10)
Round Mountain, a joint venture between Kinross and Barrick, has the right, at any time, to purchase the royalty interest for $10.0 million less any royalty payments paid prior to the purchase option being exercised. The royalty is subject to a minimum royalty payment of $100,000 per year.

(11)
The sliding-scale NSR royalty will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below.

(12)
The 0.9% NSR applies to the MACE claims. The operator did not report reserves subject to the 0.9% NSR.

(13)
The 2.0% NSR royalty interest covers the majority of six sections of land, containing a number of open pits, but does not cover the current mining in the Basalt/Antler area.

(14)
The operators at Avebury, Relief Canyon and Bundarra did not provide a breakdown of proven and probable reserves.

(15)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to under $350—0.0%; $350 to under $400—0.5%; $400 to under $500—1.0%; $500 or higher—2.0%.

(16)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $350—1.0%; above $350—1.5%.

(17)
Refer to Note 17 of the notes to consolidated financial statements for a discussion on litigation associated with our Holt royalty.

(18)
25% of payable gold with a fixed cost of $400 per ounce until 550,000 ounces are delivered to Royal Gold; $450 per ounce thereafter.

(19)
Gold royalty rate is based on the price of silver per ounce. NSR sliding-scale schedule (price of silver per ounce—royalty rate): Below $5.00—0.0%; $5.00 to $7.50—3.778%; >$7.50—9.445%.

(20)
The NSR sliding-scale royalty is capped once payments of approximately $17 million have been received. As of June 30, 2011, payments of approximately $8.2 million have been recognized. NSR sliding-scale schedule (price of gold per ounce—royalty rate): less than $300—2.0%; $300 - $350—3.0%; greater than $350—4.0%.

(21)
The Company's royalty is subject to a 2.0 million ounce cap on gold production. There have been approximately 732,000 ounces of cumulative production as of June 30, 2011. NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $299.99—1.0%; $300 to $324.99—1.50%; $325 to $349.99—2.0%; $350 to $374.99—3.0%; $375 to $399.99—4.0%; $400 or higher—5.0%.

(22)
Operator reports reserves by material type. The sulfide material will be processed by milling. The oxide material will be processed by heap leaching.

(23)
The royalty rate is 75% until 910,000 payable ounces of gold have been produced—50% thereafter. There have been approximately 46,000 cumulative payable ounces produced as of June 30, 2011.

(24)
Royalty applies to all gold production from an area of interest in Chile. Only that portion of the reserves pertaining to our royalty interest in Chile is reflected here. Approximately 20% of the royalty is limited to the first 14.0 million ounces of gold produced from the project. Also, 24% of the royalty can be extended beyond 14.0 million ounces produced for $4.4 million. In addition, a one-time payment totaling $8.4 million will be made if gold prices exceed $600 per ounce for any six-month period within the first 36 months of commercial production.

(25)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): less than or equal to $325—0.78%; $400—1.57%; $500—$2.72%; $600—3.56%; $700—4.39%; greater than or equal to $800—5.23%.

(26)
NSR sliding-scale schedule (price of zinc per ounce—royalty rate): Below $0.50—0.0%; $0.50 to below $0.55—1.0%; $0.55 to below $0.60—2.0%; $0.60 or higher—3.0%.

(27)
Figures reflect reserves associated with the entire property. The operator did not provide a detailed breakdown of the reserves subject to Royal Gold's royalty interest. Therefore, a portion of the reserves is not subject to Royal Gold's royalty interest.

(28)
Royalty pays 1.0% for the first 250,000 ounces of production and then 1.5% for production above 250,000 ounces.

(29)
The A$10 per ounce royalty applies on production above 50,000 ounces.

(30)
Reedys Burnakura sliding-scale royalty applies to cumulative production above 300,000 ounces. Once 300,000 ounces have been produced, the royalty rate is a 1.5% NSR for the first 75,000 ounces per year and a 2.5% NSR above 75,000 ounces per year.

(31)
A 2.0% GSR perpetual royalty, applicable to gold production from defined portions of the Taparko-Bouroum project area, and a 0.75% GSR milling royalty. The milling royalty applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

(32)
Silver reserves were calculated by the operators at the following prices per ounce: $23.00—Dolores; $20.00—Martha; $16.50—Kutcho Creek; $15.00—Peñasquito Sulfide; $14.90—Troy; $14.42—El Toqui; $14.00—Gold Hill; $12.50—Don Mario; $12.00—Soledad Mountain. Shaft Creek is at a $5.05 net smelter return cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.00 per ounce silver; and $1.93 per pound copper). Wolverine is at an $80/tonne net smelter return cut-off grade (metal price assumptions used by the operator were $400 per ounce gold and $7.00 per ounce silver). No silver price is available for Balcooma.

(33)
Copper reserves were calculated by the operators at the following prices per pound: $3.05—El Toqui; $3.02—Troy; $2.97—Voisey's Bay; $2.75—Kutcho Creek; $2.50—Robinson and Caber; $2.25—Las Cruces; $2.00—Pascua-Lama, Don Mario and Peñasquito Sulfide; $1.90—Andacollo; $1.60—Mt. Milligan and $1.50—Johnson Camp. Shaft Creek is at a $5.05 net smelter return cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.00 per ounce silver; and $1.93 per pound copper). No copper price is available for Balcooma.

(34)
Royalty applies to all copper production from an area of interest in Chile. Only that portion of the reserves pertaining to our royalty interest in Chile is reflected here. This royalty will take effect after January 1, 2017.

(35)
Lead reserves were calculated by the operators at the following price per pound: $0.89—El Toqui and $0.70—Peñasquito and Caber. No lead price is available for Balcooma.

(36)
Zinc reserves were calculated by the operators at the following price per pound: $1.10—El Toqui; $1.00—Peñasquito; $0.95—Kutcho Creek and $0.80—Peñasquito. No zinc price is available for Balcooma or Caber.

(37)
Nickel reserve price was calculated by the operator at Voisey's Bay mine at $8.71 or lower per pound. No nickel reserve price is available for Avebury or Mt. Goode.

(38)
The operator does not report reserves by property in Australia. Therefore, a portion of the reserves is not subject to Royal Gold's royalty interest.

(39)
Cobalt reserve price was calculated by the operator at $22.82 or lower per pound.

ITEM 3.   LEGAL PROCEEDINGS

        Refer to Note 17 of the notes to consolidated financial statements for a discussion on litigation associated with our Voisey's Bay and Holt royalties.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Current Stockholders

        Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "RGLD" and on the Toronto Stock Exchange under the symbol "RGL." The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on NASDAQ for each quarter since July 1, 2009.

		Sales Prices
		High	Low
Fiscal Year:
2010	First Quarter (July, Aug., Sept.—2009)	$49.35	$37.35
	Second Quarter (Oct., Nov., Dec.—2009)	$55.96	$42.90
	Third Quarter (Jan., Feb., March—2010)	$50.98	$41.19
	Fourth Quarter (April, May, June—2010)	$54.85	$46.51
2011	First Quarter (July, Aug., Sept.—2010)	$51.57	$42.15
	Second Quarter (Oct., Nov., Dec.—2010)	$55.22	$46.74
	Third Quarter (Jan., Feb., March—2011)	$55.05	$45.37
	Fourth Quarter (April, May, June—2011)	$62.33	$51.38

        As of August 8, 2010, there were 912 stockholders of record of our common stock.

Dividends

        We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including, prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.

        For calendar year 2011, our annual dividend is $0.44 per share of common stock and exchangeable shares. We paid the first payment of $0.11 per share on January 21, 2011, to common stockholders and the holders of exchangeable shares of record at the close of business on January 7, 2011. We paid the second payment of $0.11 per share on April 15, 2011, to common stockholders and the holders of exchangeable shares of record at the close of business on April 1, 2011. We paid the third payment of $0.11 per share on July 15, 2011 to common stockholders and holders of exchangeable shares of record at the close of business on July 1, 2011. Subject to board approval, we anticipate paying the fourth payment of $0.11 per share on October 14, 2011, to common shareholders and holders of exchangeable shares of record at the close of business on September 30, 2011.

        For calendar year 2010, we paid an annual dividend of $0.36 per share of common stock, in four quarterly payments of $0.09 each. We paid the first payment of $0.09 per share on January 15, 2010, to stockholders of record at the close of business on January 4, 2010. We paid the second payment of $0.09 per share on April 16, 2010, to common stockholders and the holders of exchangeable shares of record at the close of business on April 1, 2010. We paid the third payment of $0.09 per share on July 16, 2010 to common stockholders and holders of exchangeable shares of record at the close of business on July 2, 2010. We paid the fourth payment of $0.09 per share on October 15, 2010, to common shareholders and holders of exchangeable shares of record at the close of business on October 1, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years Ended June 30,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share data)
Royalty revenue(1)	$216,469	$136,565	$73,771	$66,297	$48,357
Operating income	$118,925	$41,035	$27,292	$32,982	$28,506
Net income	$77,299	$29,422	$41,357	$25,395	$21,242
Net income attributable to Royal Gold stockholders	$71,395	$21,492	$38,348	$24,043	$19,720
Net income available to Royal Gold common stockholders	$71,395	$21,492	$38,348	$19,255	$19,720
Net income per share available to Royal Gold common stockholders:
Basic	$1.29	$0.49	$1.09	$0.62	$0.79
Diluted	$1.29	$0.49	$1.07	$0.61	$0.79
Dividends declared per common share(2)	$0.42	$0.34	$0.30	$0.28	$0.25

	As of June 30,
	2011	2010	2009	2008	2007
	(Amounts in thousands)
Total assets	$1,902,702	$1,865,333	$809,924	$545,850	$356,649
Royalty interests in mineral properties, net	$1,690,439	$1,476,799	$455,966	$300,670	$215,839
Long-term debt, including current portion	$226,100	$248,500	$19,250	$15,750	$15,750
Royal Gold stockholders' equity	$1,460,162	$1,403,716	$749,441	$483,217	$319,081

(1)
Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 59% increase in royalty revenue during fiscal year 2011 when compared to fiscal year 2010.

(2)
The 2011, 2010, 2009, 2008 and 2007 calendar year dividends were $0.44, $0.36, $0.32, $0.28 and $0.26, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

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

        As of June 30, 2011, the Company owns royalties on 36 producing properties, 21 development stage properties and 128 exploration stage properties, of which the Company considers 38 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs (except as contractually obligated to as part of the Mt. Milligan transaction described in Part I, Item I, Business, of this report), exploration costs, environmental costs or other mining costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2011, we focused on the management of our existing royalty interests and the acquisition of royalty and similar interests.

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

        For the fiscal years ended June 30, 2011, 2010 and 2009, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Fiscal Year Ended
	June 30, 2011		June 30, 2010		June 30, 2009
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,369	64%	$1,089	81%	$874	84%
Silver ($/ounce)	$28.61	6%	$16.85	3%	$12.91	3%
Copper ($/pound)	$3.92	10%	$3.03	9%	$2.25	11%
Nickel ($/pound)	$10.86	15%	$8.78	4%	$6.06	1%
Other	N/A	5%	N/A	3%	N/A	1%

Operators' Production Estimates by Royalty for Calendar Year 2011

        We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2011. The following table shows such production estimates for our principal producing properties for calendar 2011 as well as the actual production reported to us by the various operators through June 30, 2011. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators' estimates or production reports and have not independently assessed or verified the accuracy of such information. Please refer to Part I, Item 2, Properties, for further discussion on updates at certain of our principal producing and development stage properties.

Operators' Production Estimate by Royalty for Calendar Year 2011 and Reported Production
Principal Producing Properties
For the period January 1, 2011 through June 30, 2011

	Calendar 2011 Operator's Production Estimate(1)			Reported Production through June 30, 2011(2)
Royalty	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)
Andacollo	49,000	—	—	22,352	—	—
Cortez GSR1	125,000	—	—	69,327	—	—
Cortez GSR2	1,000	—	—	256	—	—
Cortez GSR3	126,000	—	—	69,582	—	—
Cortez NVR1	91,000	—	—	56,555	—	—
Dolores(3)	65,000	3.3 million	—	37,763	2.0 million	—
Holt(4)	23,000			11,814	—	—
Las Cruces
Copper			111 million			40.5 million
Leeville	454,000	—	—	214,485	—	—
Mulatos(5)	145,000	—	—	73,677	—	—
Peñasquito(6)	250,000	—		116,327	9.0 million
Lead			—			72.6 million
Zinc			—			119.9 million
Robinson(7)	25,000	—		18,045	—
Copper			105 million			40.5 million
Voisey's Bay(8)
Copper			N/A			24.4 million
Nickel			N/A			71.9 million
Wolverine(8)	N/A	N/A		905	258,502	—

(1)
There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2011 through June 30, 2011, as reported to us by the operators of the mines.

(3)
Minefinders estimated that calendar 2011 production for gold would be between 65,000 ounces and 70,000 ounces of gold and silver production would be between 3.3 million ounces and 3.5 million ounces of silver.

(4)
St Andrew estimates that calendar 2011 gold production will be between 23,000 and 26,000 ounces of gold compared to earlier guidance of 45,000 ounces and 50,000 ounces of gold. Reported production for the six months ended June 30, 2011 includes approximately 1,400 gold ounces attributable to the quarter ended December 31, 2010, as reported to us by the operator.

(5)
Alamos estimates that calendar 2011 gold production will be between 145,000 and 160,000 ounces of gold compared to earlier guidance of 160,000 and 175,000 ounces of gold.

(6)
Goldcorp estimates that calendar 2011 gold production will be 250,000 ounces compared to earlier guidance of 350,000 ounces. Goldcorp has not provided production estimates for silver, lead and zinc since April 2010.

(7)
Quadra estimates that calendar 2011 gold production will be between 25,000 and 30,000 ounces of gold compared to earlier guidance of 45,000 ounces and 50,000 ounces of gold. Quadra estimates that copper production will be between 105 million pounds and 120 million pounds of copper.

(8)
The Company did not receive calendar 2011 production guidance from the operator.

Historical Production

        The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our royalty interests, as reported to us by the operators of the mines:

Historical Production(1) by Royalty
Principal Producing Properties
For the Fiscal Years Ended June 30, 2011, 2010 and 2009

Royalty	Metal	2011	2010	2009
Andacollo	Gold	42,344 oz.	4,145 oz.	N/A
Cortez GSR1	Gold	191,400 oz.	355,513 oz.	200,578 oz.
Cortez GSR2	Gold	762 oz.	2,082 oz.	67,749 oz.
Cortez GSR3	Gold	192,162 oz.	357,595 oz.	268,327 oz.
Cortez NVR1	Gold	120,030 oz.	259,741 oz.	154,399 oz.
Dolores	Gold	59,983 oz.	73,463 oz.	38,819 oz.
	Silver	2.6 million oz.	1.2 million oz.	326,182 oz.
Holt(2)	Gold	11,814 oz.	N/A	N/A
Las Cruces(3)	Copper	74.7 million lbs.	20.8 million lbs.	N/A
Leeville	Gold	443,317 oz.	454,148 oz.	429,122 oz.
Mulatos	Gold	150,536 oz.	164,954 oz.	167,907 oz.
Peñasquito	Gold	206,726 oz.	117,963 oz.	52,932 oz.
	Silver	17.3 million oz.	7.2 million oz.	2.5 million oz.
	Lead	132.9 million lbs.	36.7 million lbs.	N/A
	Zinc	217.0 million lbs.	48.5 million lbs.	N/A
Robinson	Gold	49,712 oz.	86,101 oz.	113,740 oz.
	Copper	93.7 million lbs.	107.4 million lbs.	128.3 million lbs.
Voisey's Bay(3)	Nickel	112.5 million lbs.	19.0 million lbs.	N/A
	Copper	67.8 million lbs.	8.6 million lbs.	N/A
Wolverine(2)(3)	Gold	905 oz.	N/A	N/A
	Silver	258,502 oz.	N/A	N/A

(1)
Historical production relates to the amount of metal sales, subject to our royalty interests for each fiscal year presented, as reported to us by the operators of the mines.

(2)
Production began during our fiscal year 2011.

(3)
Royalty acquired in February 2010 as part of the acquisition of IRC.

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

        Our most critical accounting estimates relate to our assumptions regarding future gold, silver, nickel, copper and other metal prices and the estimates of reserves and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions.

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

Asset Impairment

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur in the future thus affecting the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

        Our estimates of gold, silver, copper, nickel and other metal prices, operator's estimates of proven and probable reserves related to our royalty properties, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.

Royalty Revenue

        Royalty revenue is recognized pursuant to guidance in ASC 605 and based upon amounts contractually due pursuant to the underlying royalty agreement. Specifically, revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectability of the royalty being reasonably assured. For royalty payments received in-kind, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

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

Reclassification

        Cost and expenses previously classified as Exploration and business development are now included within the General and administrative caption. Further, certain amounts previously classified as Costs of Operations are now included within the General and administrative caption or the Production taxes caption in the Company's consolidated statements of operations and comprehensive income. The following table reflects these reclassifications for the fiscal years ended June 30, 2010 and 2009:

	Fiscal Year Ended June 30, 2010			Fiscal Year Ended June 30, 2009
	Previously Reported Balance	Reclass Adjustment	Adjusted Balance	Previously Reported Balance	Reclass Adjustment	Adjusted Balance
Costs and expenses:
Costs of operations	$6,235	$(6,235)	$—	$3,551	$(3,551)	$—
General and administrative	12,595	6,875	19,470	7,352	4,598	11,950
Production taxes	—	2,863	2,863	—	1,951	1,951
Exploration and business development	3,503	(3,503)	—	2,998	(2,998)	—

        These reclassifications had no effect on reported operating income or net income attributable to Royal Gold stockholders for the prior periods presented.

Liquidity and Capital Resources

Overview

        At June 30, 2011, we had current assets of $169.3 million compared to current liabilities of $28.9 million for a current ratio of 6 to 1. This compares to current assets of $371.4 million and current liabilities of $35.8 million at June 30, 2010, resulting in a current ratio of approximately 10 to 1. The decrease in the current ratio is primarily due to a decrease in cash and equivalents during the period. Cash and equivalents decreased during the period as the Company invested an aggregate of $310.2 million from its available cash on hand for: the investment in Seabridge and the related option to acquire a royalty on the Kerr-Sulphurets-Mitchell project in June 2011; the Mt. Milligan gold stream in October 2010; and the additional Pascua-Lama royalty interests in July and October 2010.

        During the fiscal year ended June 30, 2011, liquidity needs were met from $216.5 million in royalty revenues, our available cash resources and additional borrowings under our term loan, which was increased by $19.5 million. As of June 30, 2011, the Company had $125 million available under its $225 million revolving credit facility. In addition, as of June 30, 2011, the Company had $126.1 million outstanding under its term loan facility. Refer to Note 8 of our notes to consolidated financial statements and below for further discussion on our debt.

        We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service (current and long-term), general and administrative expense costs, exploration costs and capital expenditures for the foreseeable future. Our current financial resources are also available to fund dividends and for royalty acquisitions, including the $85 million commitment as part of the Mt. Milligan Gold Purchase Transaction. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, has acquisition opportunities in various stages of active review. In the event of a substantial royalty or other acquisition, we would seek additional debt or equity financing opportunities as necessary.

        Please refer to our risk factors included in Part 1, Item 1A of this report for a discussion of certain risks that may impact the Company's liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Facility

        On February 1, 2011, the Company, HSBC Bank USA, National Association ("HSBC") and The Bank of Nova Scotia ("Scotia") entered into a Fourth Amended and Restated Revolving Credit Agreement, which replaced the Company's $125 million revolving credit facility under the Third Amended and Restated Credit Agreement, dated as of October 30, 2008.

        The modifications implemented in the amended and restated revolving credit facility include: (1) an increase in the maximum borrowing capacity to $225 million; (2) a 12 month extension of the final maturity date from February 2013 to February 2014; (3) deletion of the facility coverage ratio (as defined) financial covenant; (4) addition of a debt service coverage ratio (as defined) financial covenant required to be maintained at 1.25 to 1.0; and (5) the grant by RGLD Gold Canada, Inc., a wholly-owned subsidiary of the Company, of a security interest over, and lien on, certain royalty agreements, including the Canadian Malartic Project and the Holt Project.

        The existing collateral package (that includes pledges over the Company's royalties at Peñasquito, Dolores, Mulatos, Cortez, Leeville, Goldstrike and Robinson) remain unchanged.

Amendment to the Term Loan

        In addition to entering into the Fourth Amended and Restated Revolving Credit Agreement, on February 1, 2011, Royal Gold entered into a Second Amended and Restated Term Loan Facility Agreement with HSBC and Scotia, which replaced the Amended and Restated Term Loan Facility Agreement, dated March 26, 2010.

        The modifications implemented in the Second Amended Term Loan include: (1) an additional $19.5 million in borrowing capacity under the term loan; (2) a 12 month extension of the final maturity date from February 2013 to February 2014; (3) deletion of the facility coverage ratio (as defined) financial covenant; (4) addition of a debt service coverage ratio (as defined) financial covenant required to be maintained at 1.25 to 1.0; (5) a reduction in the amortization rate for principal payments from 5% of the initial funded principal amount per quarter to 3% of the currently funded principal amount per quarter; (6) a restructuring of the interest rate, which results in a reduction in the current effective rate from LIBOR plus 2.25% to LIBOR plus 1.875%; (7) the grant by RGLD Gold Canada, Inc., a wholly-owned subsidiary of the Company, of a security interest over, and lien on, certain royalty agreements, including the Canadian Malartic Project and the Holt Project; (8) the release of security interests over and liens on the Company's Chilean royalty properties (Andacollo, Pascua-Lama and El Toqui) and the equity of Royal Gold Chile Limitada and release of the corporate guaranty by Royal Gold Chile Limitada; and (9) the addition of RG Mexico as a corporate guarantor under the term loan.

        The existing customary covenants limiting the ability of Royal Gold and its subsidiaries to, among other things, incur debt or liens, dispose of assets, enter into transactions with affiliates, make certain investments or consummate certain mergers remain unchanged.

        Lenders made an advance in an amount equal to $19.5 million, which fully funded the term loan.

Contractual Obligations

        Our contractual obligations as of June 30, 2011, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt(1)	$237,641	$20,335	$217,306	$—	$—

Total	$237,641	$20,335	$217,306	$—	$—

(1)
Amounts represent principal ($226.1 million) and estimated interest payments ($11.5 million) assuming no early extinguishment.

        For information on our contractual obligations, see Note 8 of the notes to consolidated financial statements under Part II, Item 8, "Financial Statements and Supplementary Data" of this report. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.

Results of Operations

Fiscal Year Ended June 30, 2011, Compared with Fiscal Year Ended June 30, 2010

        For the fiscal year ended June 30, 2011, we recorded net income available to Royal Gold common stockholders of $71.4 million, or $1.29 per basic and diluted share, compared to net income of $21.5 million, or $0.49 per basic and diluted share, for the fiscal year ended June 30, 2010. The increase in our earnings per share during the fiscal year ended June 30, 2011 was primarily attributable to an increase in royalty revenue, as discussed further below. The increase is also attributable to a decrease in one-time International Royalty Corporation ("IRC") severance and acquisition related costs of approximately $19.4 million, which were incurred during the period ended June 30, 2010. These increases were partially offset by an increase in our total costs and expenses, which are each further discussed below.

        For fiscal year ended June 30, 2011, we recognized total royalty revenue of $216.5 million, at an average gold price of $1,369 per ounce, an average silver price of $28.61 per ounce, an average nickel price of $10.86 per pound and an average copper price of $3.92 per pound, compared to total royalty revenue of $136.6 million, at an average gold price of $1,089 per ounce, an average silver price of $16.85 per ounce, an average nickel price of $8.78 per pound and an average copper price of $3.03 per pound for the fiscal year ended June 30, 2010. Royalty revenue and the corresponding production, attributable to our royalty interests, for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 is as follows:

Royalty Revenue and Production Subject to our Royalty Interests
Fiscal Years Ended June 30, 2011 and 2010
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2011		Fiscal Year Ended June 30, 2010
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)	Royalty Revenue	Reported Production(1)
Andacollo(2)	Gold	$43,604	42,344 oz.	$3,762	4,145 oz.
Voisey's Bay(3)		$32,677		$3,907
	Nickel		112.5 million lbs.		19.0 million lbs.
	Copper		67.8 million lbs.		8.6 million lbs.
Peñasquito		$21,540		$6,032
	Gold		206,726 oz.		117,963 oz.
	Silver		17.3 million oz.		7.2 million oz.
	Lead		132.9 million lbs.		36.7 million lbs.
	Zinc		217.0 million lbs.		48.5 million lbs.
Cortez	Gold	$17,240	192,162 oz.	$25,059	357,595 oz.
Robinson		$12,377		$12,148
	Gold		49,712 oz.		86,101 oz.
	Copper		93.7 million lbs.		107.4 million lbs.
Leeville	Gold	$10,692	443,317 oz.	$9,912	454,148 oz.
Taparko(4)	Gold	$10,608	113,089 oz.	$32,157	117,505 oz.
Mulatos	Gold	$10,152	150,536 oz.	$8,990	164,954 oz.
Goldstrike	Gold	$6,536	483,008 oz.	$3,939	348,802 oz.
Inata(3)	Gold	$6,089	177,655 oz.	N/A	N/A
Las Cruces(3)	Copper	$4,467	74.7 million lbs.	$903	20.8 million lbs.
Dolores		$4,457		$2,987
	Gold		59,983 oz.		73,463 oz.
	Silver		2.6 million oz.		1.2 million oz.
Holt	Gold	$3,190	11,814 oz.	N/A	N/A
Gwalia Deeps(3)	Gold	$2,765	132,253 oz.	$854	47,626 oz.
Wolverine(3)		$667		N/A	N/A
	Gold		905 oz.	N/A	N/A
	Silver		258,502 oz.	N/A	N/A
Other(5)	Various	$29,408	N/A	$25,915	N/A

Total Royalty Revenue		$216,469		$136,565

(1)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2011 and June 30, 2010, as reported to us by the operators of the mines.

(2)
Royalty acquired in January 2010.

(3)
Royalty acquired in February 2010 as part of the acquisition of IRC.

(4)
The Company has fully recognized the $35.0 million cap associated with TB-GSR1. In October 2010, the Company received the remaining amounts due under the $35.0 million cap. Upon receipt of the remaining amounts due, TB-GSR1 and TB-GSR2 were terminated, and the Company's perpetual 2.0% GSR royalty (TB-GSR3) became effective. The TB-GSR3 royalty covers all gold produced from the Taparko mine. The Company does not consider the TB-GSR3 royalty at Taparko to be principal to our business.

(5)
"Other" includes all of the Company's non-principal producing royalties as of June 30, 2011, except Taparko, Goldstrike, Inata and Gwalia Deeps, which were not considered principal as of June 30, 2011. Individually, no royalty included within the "Other" category contributed greater than 5% of our total royalty revenue for either period.

        The increase in royalty revenue for the fiscal year ended June 30, 2011, compared with the fiscal year ended June 30, 2010, resulted primarily from an increase in the average gold, silver, copper and nickel prices, revenue from the recently acquired Andacollo royalty ($39.8 million), an increase in revenue from the recently acquired IRC producing royalties ($44.6 million) and the continued ramp-up at Peñasquito. These increases were partially offset during the period due to a decrease in production at Cortez and lower revenue from Taparko and Siguiri, which was due to the dollar caps being met during fiscal year 2011. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

        General and administrative expenses increased to $21.1 million for the fiscal year ended June 30, 2011, from $19.5 million for the fiscal year ended June 30, 2010. The increase was primarily due to an increase in general corporate costs of approximately $0.7 million and an increase in legal and tax consulting fees of approximately $0.8 million. Approximately $0.4 million of the increase in general corporate costs was attributable to an increase in Toronto Stock Exchange listing fees, which were attributable to the acquisition of IRC. Our non-cash stock-based compensation, which is also included within general and administrative expenses, was $6.5 million for the fiscal year ended June 30, 2011, compared to $7.3 million for the fiscal year ended June 30, 2010.

        Production taxes expense increased to $9.0 million for the fiscal year ended June 30, 2011, from $2.9 million for the fiscal year ended June 30, 2010. The increase was primarily due to an increase in the mining proceeds tax expense associated with our Voisey's Bay royalty, which was due to increased royalty revenue from the Voisey's Bay royalty during the period.

        Depreciation, depletion and amortization expense increased to $67.4 million for the fiscal year ended June 30, 2011, from $53.8 million for the fiscal year ended June 30, 2010. The increase was primarily due to production from the royalties acquired from IRC in February 2010, which resulted in additional depletion of approximately $20.3 million during the period. The increase was also attributable to depletion from the recently acquired Andacollo royalty, which resulted in additional depletion expense of approximately $10.8 million during the period. These increases were partially offset by a decrease in depletion at Taparko ($14.2 million) and Siguiri ($3.9 million), which was due to the dollar caps being met during the period.

        Interest and other expense increased to $7.7 million for the fiscal year ended June 30, 2011, from $3.8 million for the fiscal year ended June 30, 2010. The increase was primarily due to an increase in interest expense of approximately $3.5 million, which was associated with the outstanding average balances on the Company's debt facilities during the period.

        During the fiscal year ended June 30, 2011, we recognized income tax expense totaling $39.0 million compared with $14.2 million during the fiscal year ended June 30, 2010. This resulted in an effective tax rate of 33.5% during the current period, compared with 32.5% in the prior period. The increase in the effective tax rate for June 30, 2011 is primarily related to an increase in tax expense relating to unrealized foreign exchange gains, offset by a decrease in tax expense related to earnings from non-U.S. subsidiaries. The tax rate for June 30, 2010 also included non-deductible acquisition related costs and increases in reserves for income tax contingencies as a result of uncertain tax positions acquired during the year. Without the costs incurred as a result of the IRC acquisition, the effective tax rate would have been 29.5% for the year ended June 30, 2010.

Fiscal Year Ended June 30, 2010, Compared with Fiscal Year Ended June 30, 2009

        For the fiscal year ended June 30, 2010, we recorded net income available to Royal Gold common stockholders of $21.5 million, or $0.49 per basic and diluted share, compared to net income of $38.3 million, or $1.09 per basic share and $1.07 per diluted share, for the fiscal year ended June 30, 2009. The decrease in our earnings per share during the fiscal year ended June 30, 2010 was due to (1) the IRC one-time severance and acquisition related costs of approximately $19.4 million, and (2) the one-time royalty restructuring gain of $31.5 million during the fiscal year ended June 30, 2009, as part of the Barrick royalty portfolio acquisition. The after tax effect of the one-time IRC related costs during the fiscal year ended June 30, 2010, was $0.33 per basic share. The after tax effect of the one-time royalty restructuring gain during the fiscal year ended June 30, 2009, was $0.60 per basic share.

        For fiscal year 2010, we recognized total royalty revenue of $136.6 million, at an average gold price of $1,089 per ounce, compared to royalty revenue of $73.8 million, at an average gold price of $874 per ounce for fiscal year 2009. Royalty revenue and the corresponding production, attributable to our royalty interests, for fiscal year 2010 compared to fiscal year 2009 is as follows:

Royalty Revenue and Production Subject to our Royalty Interests
Fiscal Years Ended June 30, 2010 and 2009
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2010		Fiscal Year Ended June 30, 2009
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)	Royalty Revenue	Reported Production(1)
Taparko	Gold	$32,157	117,505 oz.	$10,431	48,105 oz.
Cortez	Gold	$25,059	357,595 oz.	$16,343	268,327 oz.
Robinson		$12,148		$7,695
	Gold		86,101 oz.		113,740 oz.
	Copper		107.4 million lbs.		128.3 million lbs.
Leeville	Gold	$9,912	454,148 oz.	$6,659	429,122 oz.
Mulatos	Gold	$8,990	164,954 oz.	$6,110	167,907 oz.
Siguiri(2)	Gold	$6,037	296,223 oz.	$3,966	241,817 oz.
Peñasquito		$6,032		$1,541
	Gold		117,963 oz.		52,932 oz.
	Silver		7.2 million oz.		2.5 million oz.
	Lead		36.7 million lbs.		N/A
	Zinc		48.5 million lbs.		N/A
Goldstrike	Gold	$3,939	348,802 oz.	$5,585	724,368 oz.
Voisey's Bay(3)		$3,907		N/A
	Nickel		19.0 million lbs.		N/A
	Copper		8.6 million lbs.		N/A
Andacollo(4)	Gold	$3,762	4,145 oz.	N/A	N/A
Dolores		$2,987		$900
	Gold		73,463 oz.		38,819 oz.
	Silver		1.2 million oz.		326,182 oz.
Las Cruces(3)	Copper	$903	20.8 million lbs.	N/A	N/A
Gwalia Deeps(3)	Gold	$854	47,626 oz.	N/A	N/A
Other(5)	Various	$19,878	N/A	$14,541	N/A

Total Royalty Revenue		$136,565		$73,771

(1)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2010 and June 30, 2009, as reported to us by the operators of the mines.

(2)
As of June 30, 2010, the Company no longer considered this royalty principal to its business due to the decline in future potential royalty revenue from the property.

(3)
Royalty acquired as part of the IRC transaction.

(4)
Royalty acquired in January 2010. Production at Andacollo began during the second calendar quarter of 2010.

(5)
"Other" includes all of the Company's non-principal producing royalties as of June 30, 2010 and 2009. Individually, no royalty included within the "Other" category contributed greater than 5% of our total royalty revenue for either period.

        The increase in royalty revenue for the fiscal year ended June 30, 2010, compared with the fiscal year ended June 30, 2009, resulted primarily from an increase in the average gold and copper prices, additional revenue from the acquired IRC producing royalties and the Andacollo royalty, and an increase in production at Taparko, Peñasquito and Cortez. These increases were partially offset during the period by a decrease in production at Robinson.

        General and administrative expenses increased to $19.5 million for the fiscal year ended June 30, 2010, from $12.0 million for the fiscal year ended June 30, 2009. The increase was primarily due to an increase in non-cash stock-based compensation expense allocated to general and administrative expense during the period of approximately $4.4 million, an increase in general corporate costs of approximately $1.5 million and an increase in accounting and tax related expenses of approximately $1.0 million. Our non-cash stock-based compensation, which is also included within general and administrative expenses was $7.3 million for the fiscal year ended June 30, 2010, compared to $2.9 million for the fiscal year ended June 30, 2009. The increase was primarily due to an increase in the number of performance share awards the Company had estimated would vest.

        Depreciation, depletion and amortization expense increased to $53.8 million for the fiscal year ended June 30, 2010, from $32.6 million for the fiscal year ended June 30, 2009. Increased production at Taparko, Peñasquito, Dolores and Leeville resulted in additional depletion expense of approximately $14.7 million during the period. Also, the producing royalties acquired as part of the IRC acquisition resulted in additional depletion expense of approximately $5.5 million from the acquisition date through June 30, 2010.

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

        Interest and other income increased to $6.4 million for the fiscal year ended June 30, 2010, from $3.2 million for the fiscal year ended June 30, 2009. The increase was primarily due to a $5.9 million gain on distributions of gold inventory attributable to non-controlling interests. The increase was partially off-set by (i) a decrease in our average invested cash during fiscal year 2010 when compared to fiscal year 2009, and (ii) a decrease in the interest rates associated with our invested cash.

        Interest and other expense increased to $3.8 million for the fiscal year ended June 30, 2010, from $1.0 million for the fiscal year ended June 30, 2009. The increase was primarily due to an increase in interest expense associated with the outstanding balances on the Company's debt facilities, as discussed in Note 8 of the notes to consolidated financial statements.

        During the fiscal year ended June 30, 2010, we recognized income tax expense totaling $14.2 million compared with $21.9 million during the fiscal year ended June 30, 2009. This resulted in an effective tax rate of 32.5% during the current period, compared with 34.6% in the prior period. The decrease in the effective tax rate for June 30, 2010 is primarily related to (i) less pre-tax income as a result of the one-time royalty portfolio gain in June 30, 2009, (ii) an increase in the depletion allowance, and (iii) an increase in the income attributable to non-controlling interests. The tax rate for June 30, 2010 also included non-deductible acquisition related costs and increases in reserves for income tax contingencies as a result of uncertain tax positions acquired during the year. Without the costs incurred as a result of the IRC Transaction, the effective tax rate would have been 29.5% for the year ended June 30, 2010.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies. Please see "Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues," under Part I, Item 1A, Risk Factors, of this report for more information on factors that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

        During the fiscal year ended June 30, 2011, we reported royalty revenues of $216.5 million, with an average gold price for the period of $1,369 per ounce, an average copper price of $3.92 per pound and an average nickel price of $10.86 per pound. Approximately 64% of our total recognized revenues for the fiscal year ended June 30, 2011 were attributable to gold sales from our gold producing interests, as shown within the MD&A. For the fiscal year ended June 30, 2011, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $13.3 million.

        Approximately 10% of our total recognized revenues for the fiscal year ended June 30, 2011 were attributable to copper sales from our copper producing interests. For the fiscal year ended June 30, 2011, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $2.5 million, respectively.

        Approximately 15% of our total recognized revenues for the fiscal year ended June 30, 2011 were attributable to nickel sales from our nickel producing interests. For the fiscal year ended June 30, 2011, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $4.2 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited the accompanying consolidated balance sheet of Royal Gold, Inc. as of June 30, 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. at June 30, 2011, and the consolidated results of its operations and its cash flows for the year then-ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Royal Gold Inc.'s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Royal Gold, Inc.:

        In our opinion, the consolidated balance sheet as of June 30, 2010 and the related consolidated statements of operations and comprehensive income, of changes in equity and of cash flows for each of two years in the period ended June 30, 2010 present fairly, in all material respects, the financial position of Royal Gold, Inc. and its subsidiaries at June 30, 2010, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
August 26, 2010, except for Note 3, as to which the date is August 18, 2011

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands except share data)

	2011	2010
ASSETS
Cash and equivalents	$114,155	$324,846
Royalty receivables	48,828	40,363
Income tax receivable	—	3,527
Prepaid expenses and other current assets	6,290	2,627

Total current assets	169,273	371,363
Royalty interests in mineral properties, net (Note 6)	1,690,439	1,476,799
Available for sale securities (Note 7)	28,876	201
Other assets	14,114	16,970

Total assets	$1,902,702	$1,865,333

LIABILITIES
Current portion of long-term debt (Note 8)	$15,600	$26,000
Accounts payable	2,499	2,367
Dividends payable	6,093	4,970
Income tax payable	676	—
Other current liabilities	3,993	2,437

Total current liabilities	28,861	35,774
Long-term debt (Note 8)	210,500	222,500
Net deferred tax liabilities	152,564	155,978
Uncertain tax positions (Note 13)	18,836	12,479
Other long-term liabilities	4,246	5,054

Total liabilities	415,007	431,785

Commitments and contingencies (Note 17)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 54,231,787 and 53,324,171 shares outstanding, respectively	543	534
Exchangeable shares, no par value, 1,806,649 shares issued, less 900,854 and 176,540 redeemed shares, respectively	39,864	71,741
Additional paid-in capital	1,319,697	1,284,087
Accumulated other comprehensive income (loss)	54	(34)
Accumulated earnings	100,004	51,862
Treasury stock, at cost (0 and 96,675 shares, respectively)	—	(4,474)

Total Royal Gold stockholders' equity	1,460,162	1,403,716
Non-controlling interests	27,533	29,832

Total equity	1,487,695	1,433,548

Total liabilities and equity	$1,902,702	$1,865,333

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

For The Years Ended June 30,

(In thousands except share data)

	2011	2010	2009
Royalty revenues	$216,469	$136,565	$73,771
Costs and expenses
General and administrative	21,106	19,470	11,950
Production taxes	9,039	2,863	1,951
Depreciation, depletion and amortization	67,399	53,793	32,578
Severance and acquisition related costs	—	19,404	—

Total costs and expenses	97,544	95,530	46,479

Operating income	118,925	41,035	27,292
Royalty portfolio restructuring gain	—	—	33,714
Interest and other income	5,088	6,360	3,192
Interest and other expense	(7,740)	(3,809)	(984)

Income before income taxes	116,273	43,586	63,214
Income tax expense	(38,974)	(14,164)	(21,857)

Net income	77,299	29,422	41,357
Net income attributable to non-controlling interests	(5,904)	(7,930)	(3,009)

Net income available to Royal Gold common stockholders	$71,395	$21,492	$38,348

Net income	$77,299	$29,422	$41,357
Adjustments to comprehensive income, net of tax Unrealized change in market value of available for sale securities	89	45	(145)

Comprehensive income	77,388	29,467	41,212
Comprehensive income attributable to non-controlling interests	(5,904)	(7,930)	(3,009)

Comprehensive income attributable to Royal Gold stockholders	$71,484	$21,537	$38,203

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$1.29	$0.49	$1.09

Basic weighted average shares outstanding	55,053,204	43,640,414	35,337,133

Diluted earnings per share	$1.29	$0.49	$1.07

Diluted weighted average shares outstanding	55,323,410	43,980,817	35,789,076

Cash dividends declared per common share	$0.42	$0.34	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2011, 2010 and 2009

(In thousands except share data)

	Royal Gold Stockholders
			Exchangeable Shares
	Common Shares					Accumulated Other Comprehensive Income (Loss)		Treasury Stock
					Additional Paid-In Capital		Accumulated Earnings			Non-controlling interests
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at June 30, 2008	33,926,495	$339	—	$—	$463,335	$65	$19,478	—	$—	$11,411
Issuance of common stock for:
Equity offering	6,500,000	65	—	—	234,867	—	—	—	—	—
Other	5,335	—	—	—	178	—	—	—	—	—
Stock-based compensation and related share issuances	48,481	1	—	—	4,027	—	—	—	—	—
Net income	—	—	—	—	—	—	38,348	—	—	3,009
Comprehensive income (loss)	—	—	—	—	—	(145)	—	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	(3,450)
Dividends declared	—	—	—	—	—	—	(11,117)	—	—	—

Balance at June 30, 2009	40,480,311	$405	—	$—	$702,407	$(80)	$46,709	—	$—	$10,970
Issuance of common stock for:
Equity offering	5,980,000	60			276,158	—	—	—	—	—
Acquisition of International Royalty Corporation	5,234,086	52	1,806,649	79,511	230,236	—	—	22,245	(917)	20,704
Andacollo Royalty acquisition	1,204,136	12			53,416	—	—	—	—	—
Exchange of exchangeable shares	176,540	2	(176,540)	(7,770)	7,768	—	—	—	—	—
Stock-based compensation and related share issuances	249,098	3	—	—	14,102	—	—	74,430	(3,557)	—
Net income	—	—	—	—	—	—	21,492	—	—	7,930
Comprehensive income (loss)	—	—	—	—	—	46	—	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	(9,772)
Dividends declared	—	—	—	—	—	—	(16,339)	—	—	—

Balance at June 30, 2010	53,324,171	$534	1,630,109	$71,741	$1,284,087	$(34)	$51,862	96,675	$(4,474)	$29,832
Issuance of common stock for:
Exchange of exchangeable shares	724,314	6	(724,314)	(31,877)	31,871	—	—	—	—	—
Retirement of treasury stock	(22,245)	(1)	—	—	(4,502)	—	—	(96,675)	4,474	—
Stock-based compensation and related share issuances	205,547	4	—	—	8,241	—	—	—	—	—
Net income	—	—	—	—	—	—	71,395	—	—	5,904
Comprehensive income	—	—	—	—	—	88	—	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	(8,203)
Dividends declared	—	—	—	—	—	—	(23,253)	—	—	—

Balance at June 30, 2011	54,231,787	$543	905,795	$39,864	$1,319,697	$54	$100,004	—	$—	$27,533

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$77,299	$29,422	$41,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	67,399	53,793	32,578
Gain on distribution to non-controlling interest	(3,258)	(5,891)	(1,924)
Deferred tax expense (benefit)	(5,136)	(7,536)	(2,170)
Non-cash employee stock compensation expense	6,494	7,279	2,921
Gain on royalty restructuring	—	—	(33,714)
Tax benefit of stock-based compensation exercises	(1,325)	(1,638)	(334)
Other	—	371	—
Changes in assets and liabilities:
Royalty receivables	(8,465)	(19,055)	(4,280)
Prepaid expenses and other assets	2,247	4,035	(477)
Accounts payable	(930)	(10,742)	(1,834)
Income taxes (receivable) payable	5,527	(2,697)	(147)
Other liabilities	7,105	1,030	(1,929)

Net cash provided by operating activities	$146,957	$48,371	$30,047

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(280,009)	(232,996)	(186,110)
Acquisition of International Royalty Corporation, net of cash acquired	—	(270,233)	—
Acquisistion of available for sale securities	(28,574)	—	—
Proceeds from royalty restructuring	—	—	34,897
Change in restricted cash—compensating balance	—	19,250	(3,500)
Proceeds on sale of inventory—restricted	5,097	3,647	3,477
Deferred acquisition costs	(117)	(120)	(1,021)
Other	(2,660)	(86)	(284)

Net cash used in investing activities	$(306,263)	$(480,538)	$(152,541)

Cash flows from financing activities:
Borrowings from credit facilities	19,500	255,000	—
Tax benefit of stock-based compensation exercises	1,325	1,638	334
(Prepayment of) borrowings under Chilean loan facility	—	(19,250)	3,500
Common stock dividends	(22,130)	(14,628)	(10,242)
Repayment of debt	(41,900)	(36,013)	—
Proceeds from foreign exchange contract	—	4,101	—
Distribution to non-controlling interests	(7,158)	(3,647)	(3,477)
Net proceeds from issuance of common stock	—	276,839	235,707
Debt issuance costs	(968)	(1,593)	(797)
Other	(54)	—	—

Net cash (used in) provided by financing activities	$(51,385)	$462,447	$225,025

Net (decrease) increase in cash and equivalents	(210,691)	30,280	102,531

Cash and equivalents at beginning of period	324,846	294,566	192,035

Cash and equivalents at end of period	$114,155	$324,846	$294,566

See Note 14 for supplemental cash flow information.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Summary of Significant Accounting Policies

Use of Estimates

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

Basis of Consolidation

        The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly-owned subsidiaries and an entity over which control is achieved through means other than voting rights. The Company follows the Accounting Standards Codification ("ASC") guidance for identification and reporting for entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities ("VIEs"). As discussed further in Note 18, the Company identified Crescent Valley Partners, L.P. ("CVP") as a VIE due to the legal structure and certain related factors. Also refer to Note 3 for further discussion of a VIE identified as part of the acquisition of International Royalty Corporation ("IRC"). The identified VIEs are not material to the Company's overall operations or consolidated balance sheets either individually or in the aggregate. Intercompany transactions and account balances have been eliminated in consolidation.

Cash and Equivalents

        Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents are primarily held in cash deposit accounts.

Royalty Interests in Mineral Properties

        Royalty interests in mineral properties include acquired royalty interests in production, development and exploration stage properties. The cost of acquired royalty interests in mineral properties are capitalized as tangible assets as such interests do not meet the definition of a financial asset under ASC guidance.

        Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves as provided by the operator. Acquisition costs of royalty interests on development stage mineral properties, which are not yet in production, are not amortized until the property begins production. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (Continued)

interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. Exploration costs are charged to operations when incurred.

Available for Sale Securities

        Investments in securities that management does not have the intent to sell in the near term and that have readily determinable fair values are classified as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of stockholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income. When investments are sold, the realized gains and losses on these investments, determined using the specific identification method, are included in determining net income.

        The Company's policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments that are impaired. If such impairment is determined by the Company to be other than temporary, the investment's cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.

Asset Impairment

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves and other relevant information received from the operator. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur in the future, thus affecting the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

        Our estimates of gold, silver, copper, nickel and other metal prices, operator's estimates of proven and probable reserves related to our royalty properties, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.

Royalty Revenue

        Royalty revenue is recognized in accordance with the guidance of ASC 605 and based upon amounts contractually due pursuant to the underlying royalty agreement. Specifically, revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (Continued)

pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectability of the royalty being reasonably assured. For royalty payments received in-kind, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

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

        The Company's operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (Continued)

charge to income tax expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the guidance of ASC 718. The Company recognizes all share-based payments to employees, including grants of employee stock options, stock appreciation rights ("SARs") and restricted stock, in its financial statements based upon their fair values.

Operating Segments and Geographical Information

        The Company manages its business under a single operating segment, consisting of royalty acquisition and management activities. Royal Gold's royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table. Please refer to Note 6 for a further breakdown of the Company's royalty interests on producing mineral properties.

	Royalty Revenue			Royalty Interests in Mineral Property, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2011	2010	2009	2011	2010	2009
United States	24%	40%	56%	3%	5%	13%
Chile	21%	4%	1%	40%	42%	6%
Canada	19%	4%	2%	36%	27%	19%
Mexico	18%	15%	15%	11%	13%	45%
Africa(1)	9%	29%	21%	2%	2%	8%
Australia	5%	5%	2%	5%	6%	6%
Other	4%	3%	3%	3%	5%	3%

(1)
Consists of royalties on properties in Burkina Faso and Guinea.

Comprehensive Income

        In addition to net income, comprehensive income includes changes in equity during a period associated with cumulative unrealized changes in the fair value of marketable securities held for sale, net of tax effects.

Earnings per Share

        Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares for the period, considering the effect of participating securities, and include the outstanding exchangeable shares. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts that may require issuance of common shares were converted. Diluted earnings per share is computed by dividing net income

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (Continued)

available to common stockholders by the diluted weighted average number of common shares outstanding, including outstanding exchangeable shares, during each fiscal year.

Production taxes

        Certain royalty payments are subject to production taxes (or mining proceeds taxes), which are recognized at the time of revenue recognition. Production taxes are not income taxes and are included within the costs and expenses section in the Company's consolidated statements of operations and comprehensive income.

Reclassification

        Cost and expenses previously classified as Exploration and business development are now included within the General and administrative caption. Further, certain amounts previously classified as Costs of Operations are now included within the General and administrative caption or the Production taxes caption in the Company's consolidated statements of operations and comprehensive income. The following table reflects these reclassifications for the fiscal years ended June 30, 2010 and 2009:

	Fiscal Year Ended June 30, 2010			Fiscal Year Ended June 30, 2009
	Previously Reported Balance	Reclass Adjustment	Adjusted Balance	Previously Reported Balance	Reclass Adjustment	Adjusted Balance
Costs and expenses:
Costs of operations	$6,235	$(6,235)	$—	$3,551	$(3,551)	$—
General and administrative	12,595	6,875	19,470	7,352	4,598	11,950
Production taxes	—	2,863	2,863	—	1,951	1,951
Exploration and business development	3,503	(3,503)	—	2,998	(2,998)	—

        These reclassifications had no effect on reported operating income or net income attributable to Royal Gold stockholders for the prior periods presented.

Recently Adopted Accounting Pronouncements

Variable Interest Entities

        In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise's variable interest gives it a controlling financial interest in a VIE. This qualitative analysis identifies the primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. Adoption of the updated guidance, effective for the Company's fiscal year beginning July 1, 2010, had no impact on the Company's consolidated financial position, results of operations or cash flows.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value Measurements

        In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: (1) transfers in and out of Level 1 and 2 fair value measurements, and (2) enhanced detail in the Level 3 reconciliation. The guidance was amended to provide clarity about the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and non-recurring measurements that fall in either Level 2 or Level 3. The updated guidance was effective for the Company's fiscal year beginning July 1, 2010, with the exception of the Level 3 disaggregation, which is effective for the Company's fiscal year beginning July 1, 2011. The adoption had no impact on the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Standards

        In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU are effective for the Company's quarter beginning January 1, 2012. Since this ASU addresses financial presentation only, its adoption will not impact the Company's consolidated position or results of operations.

3. ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION

        On February 22, 2010, Royal Gold, through a wholly-owned Canadian subsidiary, RG Exchangeco Inc. ("RG Exchangeco"), acquired all of the issued and outstanding common shares of International Royalty Corporation (the "IRC Transaction"). The purchase price for the IRC Transaction consisted of approximately $350.0 million in cash, 5,234,086 shares of Royal Gold common stock (valued at $230.4 million on February 22, 2010) and 1,806,649 exchangeable shares of RG Exchangeco (valued at $79.5 million on February 22, 2010), which shares are convertible at any time on a one-for-one basis for Royal Gold common stock. The IRC Transaction further complemented and expanded our royalty portfolio.

        The Company followed the acquisition method of accounting in accordance with ASC 805. During the three months ended March 31, 2011, the Company finalized its assessment of the fair value of the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION (Continued)

assets acquired and liabilities assumed as part of the IRC Transaction. The following table summarizes the fair values of the assets acquired and liabilities assumed from IRC:

	Preliminary purchase price allocation as of June 30, 2010	Purchase price adjustments	Final purchase price allocation as of June 30, 2010
	(amounts in thousands)
Purchase price	$659,871	$—	$659,871

Current assets	$83,720	$1,069	$84,789
Royalty interests in mineral properties	774,291	8,816	783,107
Other assets	14,304	(4,911)	9,393
Current liabilities	(10,839)	(974)	(11,813)
Senior secured debentures	(28,769)	—	(28,769)
Net deferred tax liabilities	(140,891)	(3,395)	(144,286)
Uncertain tax positions	(8,362)	(605)	(8,967)
Other liabilities	(2,878)	—	(2,878)
Non-controlling interest	(20,705)	—	(20,705)

Total allocated purchase price	$659,871	$—	$659,871

        The purchase price adjustments were attributable to the Company receiving updated mineral property and tax attribute information. The above purchase price adjustments are reflected in the Company's consolidated balance sheet as of June 30, 2010. There was no impact to the Company's statement of operations for the period from February 22, 2010 to June 30, 2010, as a result of the purchase price adjustments.

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

        The Company's consolidated financial statements include the results of the IRC Transaction from the date of acquisition. The following unaudited pro forma information is presented as if the IRC Transaction had been completed as of the beginning of the periods presented. The pro forma results

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION (Continued)

are not necessarily indicative of what would have been achieved had the IRC Transaction been in effect for the periods presented.

	Fiscal Years Ended June 30,
	2010	2009
	(in thousands)
Royalty revenues	$152,716	$113,259
Net income (loss) available to Royal Gold common stockholders	$(434)	$29,248

        For the period February 22, 2010, through June 30, 2010, approximately $9.0 million of royalty revenue was recorded on the Company's consolidated statements of operations and comprehensive income related to royalties acquired in the IRC Transaction. In the above pro forma, net income attributable to Royal Gold common stockholders as of June 30, 2010 and 2009, included approximately $19.4 million in transaction costs and severance related payments related to the IRC Transaction.

4. ROYALTY ACQUISITIONS

Mt. Milligan Gold Stream Acquisition

        On October 20, 2010, the Company entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") pursuant to which a wholly-owned subsidiary of the Company, RGLD Gold AG (formerly known as RGL Royalty AG), acquired the right to purchase 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia (the "Gold Purchase Transaction") from Terrane Metals Corp. ("Terrane"), a wholly-owned subsidiary of Thompson Creek Metals Company Inc. ("Thompson Creek"). The parties entered into the Purchase and Sale Agreement and consummated the Gold Purchase Transaction concurrently with the consummation of Thompson Creek's acquisition of Terrane.

        Pursuant to the Purchase and Sale Agreement, RGLD Gold AG paid $226.5 million at the closing of the Gold Purchase Transaction. In the future, upon satisfaction of certain conditions set forth in the Purchase and Sale Agreement, RGLD Gold AG will make additional payments (each an "Additional Payment") to Terrane in an amount not to exceed $85 million in the aggregate to fund a portion of the development costs of the Mt. Milligan project. Upon commencement of production at the Mt. Milligan project, RGLD Gold AG will purchase 25% of the payable gold with a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to RGLD Gold AG, and the lesser of $450 or the prevailing market price for each additional ounce thereafter. The Purchase and Sale Agreement also contains representations and warranties, covenants, conditions and indemnification provisions in respect of each party.

        The acquisition of the Mt. Milligan gold stream has been accounted for as an asset acquisition. The $226.5 million paid at closing, plus direct transaction costs of approximately $1.1 million, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets. The Company paid the $226.5 million portion of the total consideration from cash on hand. The Company did not make any Additional Payments to Thompson Creek through June 30, 2011.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY ACQUISITIONS (Continued)

Acquisition of Additional Royalty Interests at Pascua-Lama

        On July 1, 2010, the Company entered into two separate assignment of rights agreements with two private Chilean citizens whereby Royal Gold acquired an additional 0.75% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick Gold Corporation ("Barrick") and located on the border between Argentina and Chile, for a purchase price of $53 million. Of this amount, $25 million was paid on July 1, 2010 to acquire 0.35% of the 0.75% royalty interest. A deferred payment of $28 million was made on October 28, 2010, to acquire the remaining 0.40% royalty interest. Upon the October 28, 2010 closings, Royal Gold's total gold NSR royalty interest in the Pascua-Lama project increased to 5.23%, at gold prices above $800 per ounce. Pursuant to the assignment of rights agreements, Royal Gold also acquired a 0.20% fixed-rate net smelter return copper royalty that takes effect after January 1, 2017, increasing Royal Gold's copper royalty interest in the Pascua-Lama project to 1.05%.

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

        The Andacollo Royalty acquisition has been accounted for as an asset acquisition. As such, the total purchase price of $273.0 million, which consisted of $217.9 million in cash, 1,204,136 shares of the Company's common stock (valued at $53.4 million on January 25, 2010) and approximately $1.7 million of transaction costs, is recorded as a component of Royalty interests in mineral properties, net on our consolidated balance sheets.

Barrick Royalty Portfolio

        Effective October 1, 2008, the Company completed an acquisition of royalties from Barrick for cash of approximately $181.3 million, including a restructuring of its GSR2, GSR3 and NVR1 royalties at Cortez, valued at $31.5 million, for net cash of approximately $150.0 million. As part of the royalty restructuring, the Company recognized a gain of $31.5 million during the fiscal quarter ended December 31, 2008. The cash portion of the purchase price was paid from the Company's cash on hand.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY ACQUISITIONS (Continued)

        The operating impacts of the royalty interests acquired from Barrick have been reflected in the financial results of Royal Gold from October 1, 2008.

5. INVESTMENT IN SEABRIDGE GOLD, INC. AND ACQUSITION OF A ROYALTY OPTION ON THE KERR-SULPHURETS-MITCHELL PROJECT

        On June 16, 2011, the Company, through its wholly-owned subsidiary RG Exchhangeco Inc., (formerly known as RGLD Gold Canada, Inc.), entered into a Subscription Agreement and an Option Agreement with Seabridge Gold, Inc. ("Seabridge"), pursuant to which the Company acquired 1,019,000 common shares ("Initial Shares") of Seabridge, approximately 2% of Seabridge's issued and outstanding common stock, in a private placement for $30.7 million (C$30.0 million) at a per share price equal to $30.14 (C$29.44), which represented a premium of 15% to the volume weighted-average trading price of Seabridge common shares on the Toronto Stock Exchange ("TSX") for a five day trading period that ended June 14, 2011.

        Pursuant to the Option Agreement, if the Company holds the Initial Shares for a period of 270 days, the Company will have the option to acquire a 1.25% NSR royalty (the "Initial Royalty") on all of the gold and silver production from the Kerr-Sulphurets-Mitchell project (the "Project") in northwest British Columbia, Canada. The purchase price of the Initial Royalty is C$100 million, payable in three installments over a 540 day period, subject to currency exchange rate adjustments.

        Pursuant to the Option Agreement, the Company also has an option, exercisable until December 29, 2012, to acquire, in a private placement, additional common shares of Seabridge in an amount up to C$18 million (the "Subsequent Shares"). The purchase price for the Subsequent Shares will be a 15% premium to the volume weighted-average trading price of the Seabridge common shares on the TSX for the specified period. If the Company exercises its option to acquire the Subsequent Shares and holds the Subsequent Shares for a period of 270 days, the Company will have the option to increase the Initial Royalty to a 2.0% NSR royalty (the "Increased Royalty") for a purchase price of C$60 million, payable in three installments over a 540 day period, subject to currency exchange rate adjustments.

        The options to acquire the Initial Royalty and the Increased Royalty will remain exercisable by the Company for 60 days following the Company's satisfaction that, among other things, the Project has received all material approvals and permits and that Seabridge has demonstrated that it has sufficient funding for construction of and commencement of commercial production from the Project.

        The investment in Seabridge and the Project was accounted for as an asset purchase. As such, the Company has recorded the Initial Shares as an investment in Available for sale securities on the consolidated balance sheets; refer to Note 7 for further detail on our investment in available for sale securities. The 15% premium on the Initial Shares, which represents the value of the option to acquire the Initial Royalty, plus direct acquisition costs, has been recorded within Other assets on the consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ROYALTY INTERESTS IN MINERAL PROPERTIES

        The following summarizes the Company's principal royalty interests in mineral properties as of June 30, 2011 and 2010.

As of June 30, 2011 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(13,076)	$259,922
Voisey's Bay	150,138	(15,526)	134,612
Peñasquito	99,172	(5,457)	93,715
Las Cruces	57,230	(2,615)	54,615
Mulatos	48,092	(14,199)	33,893
Dolores	44,878	(4,005)	40,873
Wolverine	45,158	(257)	44,901
Canadian Malartic	38,800	(367)	38,433
Holt	25,428	(620)	24,808
Inata	24,871	(5,158)	19,713
Gwalia Deeps	22,854	(1,715)	21,139
Leeville	18,322	(12,920)	5,402
Robinson	17,825	(8,827)	8,998
Cortez	10,630	(9,619)	1,011
Other	178,143	(97,386)	80,757

	1,054,539	(191,747)	862,792
Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Mt. Milligan	227,596	—	227,596
Other	26,250	—	26,250

	625,951	—	625,951
Exploration stage royalty interests	201,696	—	201,696

Total royalty interests in mineral properties	$1,882,186	$(191,747)	$1,690,439

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ROYALTY INTERESTS IN MINERAL PROPERTIES (Continued)

As of June 30, 2010 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(1,143)	$271,855
Voisey's Bay	150,138	(2,052)	148,086
Peñasquito	99,172	(2,162)	97,010
Las Cruces	57,230	(490)	56,740
Mulatos	48,092	(10,177)	37,915
Dolores	44,878	(2,278)	42,600
Taparko	33,570	(29,242)	4,328
Leeville	18,322	(10,764)	7,558
Robinson	17,825	(7,678)	10,147
Gwalia Deeps	15,970	(416)	15,554
Cortez	10,630	(9,499)	1,131
Other	149,085	(49,285)	99,800

	917,910	(125,186)	792,724
Development stage royalty interests:
Pascua-Lama	318,001	—	318,001
Canadian Malartic	35,500	—	35,500
Wolverine	45,158	—	45,158
Other	50,733	—	50,733

	449,392	—	449,392
Exploration stage royalty interests	234,683	—	234,683

Total royalty interests in mineral properties	$1,601,985	$(125,186)	$1,476,799

Note:
The cost amount shown for the royalties acquired as part of the IRC Transaction were finalized during the fiscal year ended June 30, 2011, and were updated in the above table as a result. This includes Voisey's Bay, the additional interest at Pascua-Lama, Wolverine and certain royalties included within the Other category.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. AVAILABLE FOR SALE SECURITIES

        The Company's available for sale securities as of June 30, 2011 and 2010 consists of the following:

	As of June 30, 2011
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$28,574	—	(28)	$28,546
Other	203	127	—	330

	$28,777	$127	$(28)	$28,876

	As of June 30, 2010
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Other	$254	—	(53)	$201

	$254	$—	$(53)	$201

8. DEBT

        The Company's current and non-current long-term debt as of June 30, 2011 and 2010 consists of the following:

	As of June 30, 2011 (Amounts in thousands)		As of June 30, 2010 (Amounts in thousands)
	Current	Non-current	Current	Non-current
Credit facility	$—	$100,000	$—	$125,000
Term loan	15,600	110,500	26,000	97,500

Total debt	$15,600	$210,500	$26,000	$222,500

        Scheduled minimum debt repayments are $15.6 million in fiscal years 2012 and 2013 and $194.9 million in fiscal year 2014.

        On February 1, 2011, the Company amended and restated its term loan and revolving credit facility (collectively, the "Bank Facilities"). Key modifications to the Bank Facilities include, among other items: 1) an increase in the maximum availability under the revolving credit facility from $125 million to $225 million; 2) an increase in the total borrowing under the term loan from $110.5 million to $130 million; 3) an extension of the final maturity date for each of the Bank Facilities to February 1, 2014; 4) a restructuring of the interest rate applicable to the term loan, making it consistent with the interest rate under the revolving credit facility, which results in a reduction in the current effective rate from LIBOR plus 2.25% to LIBOR plus 1.875%; 5) a reduction in the amortization rate for principal payments under the term loan from 5% of the initial funded principal amount per quarter to 3% of the initial funded principal amount per quarter; and 6) a change to the revolving credit facility financial covenants deleting the forward-looking facility coverage ratio (as defined) and adding a debt service

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

ratio (as defined), which is required to be maintained at 1.25 to 1.0, making the revolving credit facility financial covenant package consistent with the financial covenant package under the term loan. As of June 30, 2011, the Company was in compliance with each financial covenant, including the added debt service ratio, under the revolving credit facility and term loan. As of June 30, 2011, the Company's all-in rate of LIBOR plus the margin was 2.15% for the revolving credit facility and term loan.

9. STOCK-BASED COMPENSATION

        In November 2004, the Company adopted the Omnibus Long-Term Incentive Plan ("2004 Plan"). Under the 2004 Plan, 2,600,000 shares of common stock have been authorized for future grants to officers, directors, key employees and other persons. The 2004 Plan provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, SARs (stock settled) and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.

        The Company recognized stock-based compensation expense as follows:

	For the Fiscal Years Ended June 30,
	2011	2010	2009
	(Amounts in thousands)
Stock options	$415	$733	$782
Stock appreciation rights	815	520	200
Restricted stock	2,165	2,155	1,810
Performance stock	3,099	3,871	129

Total stock-based compensation expense	$6,494	$7,279	$2,921

        Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

        As of June 30, 2011, there were 1,217,553 shares of common stock reserved for future issuance under the 2004 Plan.

Stock Options and Stock Appreciation Rights

        Stock option and SARs awards are granted with an exercise price equal to the closing market price of the Company's stock at the date of grant. Stock option and SARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SARs awards have 10 year contractual terms.

        To determine stock-based compensation expense for stock options and SARs, the fair value of each stock option and SAR is estimated on the date of grant using the Black-Scholes-Merton ("Black-Scholes") option pricing model for all periods presented. The Black-Scholes model requires key

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

assumptions in order to determine fair value. Those key assumptions during the fiscal year 2011, 2010 and 2009 grants are noted in the following table:

	Stock Options			SARs
	2011	2010	2009	2011	2010	2009
Weighted-average expected volatility	46.8%	47.5%	44.5%	46.0%	47.4%	44.5%
Weighted-average expected life in years	5.7	5.6	5.3	6.0	5.5	5.3
Weighted-average dividend yield	0.89%	0.68%	0.92%	0.89%	0.68%	0.92%
Weighted-average risk free interest rate	1.7%	2.4%	2.5%	1.8%	2.4%	2.5%

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

Stock Options

        A summary of stock option activity under the 2004 Plan for the fiscal year ended June 30, 2011, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2010	336,930	$25.36
Granted	24,800	$49.66
Exercised	(20,738)	$20.46
Forfeited	(7,514)	$48.29

Outstanding at June 30, 2011	333,478	$26.96	5.0	$10,542

Exercisable at June 30, 2011	296,412	$24.38	4.5	$10,134

        The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2011, 2010 and 2009, was $20.56, $23.21 and $12.28, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2011, 2010 and 2009, were $0.7 million, $6.2 million, and $1.2 million, respectively.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested stock options for the fiscal year ended June 30, 2011, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2010	53,726	$16.76
Granted	24,800	$20.56
Vested	(33,946)	$15.25
Forfeited	(7,514)	$20.35

Non-vested at June 30, 2011	37,066	$19.96

        As of June 30, 2011, there was approximately $0.5 million of total unrecognized stock-based compensation expense related to non-vested stock options granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.9 years.

SARs

        A summary of SARs activity under the 2004 Plan for the fiscal year ended June 30, 2011, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2010	102,140	$42.10
Granted	51,500	$49.66
Exercised	(2,076)	$38.85
Forfeited	(3,152)	$47.28

Outstanding at June 30, 2011	148,412	$44.66	8.4	$2,064

Exercisable at June 30, 2011	57,549	$39.08	7.7	$1,121

        The weighted-average grant date fair value of SARs granted during the fiscal years ended June 30, 2011, 2010 and 2009 was $20.87, $22.94 and $12.28, respectively.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested SARs for the fiscal year ended June 30, 2011, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2010	77,307	$19.41
Granted	51,500	$20.87
Vested	(34,792)	$19.02
Forfeited	(3,152)	$20.03

Non-vested at June 30, 2011	90,863	$20.37

        As of June 30, 2011, there was approximately $1.3 million of total unrecognized stock-based compensation expense related to non-vested SARs granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.9 years.

Other Stock-based Compensation

Performance Shares

        On November 17, 2010, officers and certain employees were granted 60,500 shares of restricted common stock that can be earned only if either one of two defined multi-year performance goals is met within five years of the date of grant ("Performance Shares"). If the performance goals are not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. The defined performance goals are tied to the following performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve per share on an annual basis.

        The Company measures the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with ASC 718, the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested Performance Shares for the fiscal year ended June 30, 2011, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2010	122,375	$40.16
Granted	60,500	$49.66
Vested	(135,125)	$41.19
Forfeited	(4,625)	$45.94

Non-vested at June 30, 2011	43,125	$49.66

        As of June 30, 2011, total unrecognized stock-based compensation expense related to Performance Shares was approximately $1.2 million, which is expected to be recognized over the average remaining vesting period of 1.1 years.

Restricted Stock

        As defined in the 2004 Plan, officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone ("Restricted Stock"). On November 17, 2010, officers and certain employees were granted 41,100 shares of Restricted Stock. Restricted Stock awards granted to officers and certain employees vest over three years beginning after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. Also on November 17, 2010, our non-executive directors were granted 12,000 shares of Restricted Stock. The non-executive directors' shares of Restricted Stock vest as to 50% immediately and 50% one year after the date of grant.

        Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights. The Company measures the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. Restricted Stock is amortized over the applicable vesting period using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment with the Company.

        A summary of the status of the Company's non-vested Restricted Stock for fiscal year ended June 30, 2011, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2010	271,749	$33.48
Granted	53,100	$49.66
Vested	(48,916)	$31.07
Forfeited	(13,400)	$43.55

Non-vested at June 30, 2011	262,533	$36.68

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

        As of June 30, 2011, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $5.7 million, which is expected to be recognized over the weighted-average vesting period of 3.9 years.

10. ROYALTY PORTFOLIO RESTRUCTURING GAIN

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

11. STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2011 and 2010.

Common Stock Issuances

Fiscal Year 2011

        During the fiscal year ended June 30, 2011, options to purchase 20,738 shares were exercised, resulting in proceeds of approximately $0.4 million.

Fiscal Year 2010

        During the fiscal year ended June 30, 2010, options to purchase 242,820 shares were exercised, resulting in proceeds of approximately $1.6 million.

        In June 2010, the Company sold 5,980,000 shares of our common stock in an underwritten public offering that closed on June 28, 2010. The offering was priced at $48.50, and proceeds from the offering, net of commission and expenses, was approximately $276.2 million. The Company used the net proceeds from the offering to fund acquisitions of additional royalty interests, including the acquisition of the gold stream on the Mt. Milligan Project.

Fiscal Year 2009

        In April 2009, the Company sold 6,500,000 shares of our common stock in an underwritten public offering that closed on April 14, 2009. The offering was priced at $38.00 per share, and proceeds from the offering, net of commission and expenses, was approximately $235.0 million. The net proceeds from the offering were primarily used for general corporate purposes and to pay the cash component of the Andacollo Royalty acquisition, as discussed in Note 4.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

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

Treasury Stock

        During the fiscal year ended June 30, 2011, the Company retired 96,675 common shares included in treasury stock. The 96,675 common shares retired have been returned to the Company's authorized but unissued amount of common stock. As of June 30, 2011 and 2010, the Company had 0 and 96,675 common shares included in treasury stock, which are carried at cost.

Stockholders' Rights Plan

        On September 10, 2007, the Company entered into the First Amended and Restated Rights Agreement, dated September 10, 2007 (the "Rights Agreement"). The Rights Agreement expires on September 10, 2017. The Rights Agreement was approved by the Company's board of directors (the "Board").

        The Rights Agreement is intended to deter coercive or abusive tender offers and market accumulations. The Rights Agreement is designed to encourage an acquirer to negotiate with the Board and to enhance the Board's ability to act in the best interests of all the Company's stockholders.

        Under the Rights Agreement, each stockholder of the Company holds one preferred stock purchase right (a "Right") for each share of Company common stock held. The Rights generally become exercisable only in the event that an acquiring party accumulates 15 percent or more of the Company's outstanding shares of common stock. If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holders to purchase one one-thousandth of a newly issued share of Series A junior participating preferred stock of Royal Gold or the Company's common stock with a value equal to twice the exercise price of the Right, initially set at $175 under the terms and conditions set forth in the Rights Agreement.

12. EARNINGS PER SHARE ("EPS")

        Basic earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company's unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. The Company's unexercised stock options, unexercised SARs and unvested performance stock do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER SHARE ("EPS") (Continued)

        The following table summarizes the effects of dilutive securities on diluted EPS for the period:

	Fiscal Years Ended June 30,
	2011	2010	2009
	(in thousands, except share data)
Net income available to Royal Gold common stockholders	$71,395	$21,492	$38,348

Weighted-average shares for basic EPS	55,053,204	43,640,414	35,337,133
Effect of other dilutive securities	270,206	340,403	451,943

Weighted-average shares for diluted EPS	55,323,410	43,980,817	35,789,076

Basic earnings per share	$1.29	$0.49	$1.09

Diluted earnings per share	$1.29	$0.49	$1.07

        The calculation of weighted average shares includes all of the Company's outstanding stock: common stock and exchangeable shares. Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock.

13. INCOME TAXES

        For financial reporting purposes, income before income taxes includes the following components:

	Fiscal Years Ended June 30,
	2011	2010	2009
	(Amounts in thousands)
United States	$77,543	$55,623	$65,848
Foreign	38,730	(12,037)	(2,634)

	$116,273	$43,586	$63,214

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The Company's Income tax expense consisted of:

	Fiscal Years Ended June 30,
	2011	2010	2009
	(Amounts in thousands)
Current:
Federal	$28,783	$20,299	$23,625
State	105	219	402
Foreign	15,222	1,182	—

	$44,110	$21,700	$24,027

Deferred and others:
Federal	$(1,242)	$(1,304)	$(2,396)
State	—	(114)	27
Foreign	(3,894)	(6,118)	199

	$(5,136)	$(7,536)	$(2,170)

Total income tax expense	$38,974	$14,164	$21,857

        The provision for income taxes for the fiscal years ended June 30, 2011, 2010 and 2009, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of minority interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Years Ended June 30,
	2011	2010	2009
	(Amounts in thousands)
Total expense computed by applying federal rates	$40,695	$15,255	$22,125
State and Provincial income taxes, net of federal benefit	105	189	288
Adjustments of valuation allowance	(346)	(231)	783
Excess depletion	(1,446)	(1,642)	(1,074)
Acquisition related costs	—	1,364	—
Estimates for uncertain tax positions	437	1,568	—
Statutory tax attributable to Non-controlling interest	(2,066)	(2,775)	(1,053)
Unrealized foreign exchange gains (losses)	2,548	(280)	—
Effect of foreign earnings	(891)	915	—
Other	(62)	(199)	788

	$38,974	$14,164	$21,857

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2011 and 2010, are as follows:

	2011	2010
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$3,275	$3,267
Net operating losses	32,157	25,936
Other	5,028	4,963

Total deferred tax assets	40,460	34,166
Valuation allowance	(3,069)	(3,415)

Net deferred tax assets	37,391	30,751

Deferred tax liabilities:
Mineral property basis	(179,344)	(181,740)
Unrealized foreign exchange gains	(5,932)	(3,751)
Other	(3,112)	(1,107)

Total deferred tax liabilities	(188,388)	(186,598)

Total net deferred taxes	$(150,997)	$(155,847)

        The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2011 and 2010, the Company had $3.1 million and $3.4 million of valuation allowances recorded, respectively. The valuation allowance decrease of $0.3 million was primarily the result of net operating losses and other deferred tax assets that were recognized or met the recognition criteria during the year. The decreases were offset by an increase to the valuation allowance for non-deductible depletion in non-U.S. jurisdictions where no plan is available to recognize the deferred tax asset in the foreseeable future. The valuation allowance remaining at June 30, 2010 is primarily attributable to the tax basis difference as a result of non-deductible depletion.

        At June 30, 2011 and 2010, the Company had $127 million and $110 million of net operating loss carry forwards, respectively. The increase in the net operating loss carry forwards is attributable to (i) non-U.S. subsidiaries accounting losses of $23 million incurred during the year, (ii) non-U.S. subsidiaries accelerated tax deductions of $6 million for the year which have an offsetting deferred tax liability recorded, and (iii) offset by the utilization of net operating losses in non-U.S. subsidiaries of $13 million. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty year carry forward period. As a result, these losses do not begin to expire until the 2025 tax year.

        As of June 30, 2011 and 2010, the Company had $18.8 million and $12.5 million of total gross unrecognized tax benefits, respectively. The increase in gross unrecognized tax benefits was primarily related to tax positions of IRC entities taken prior to the acquisition. If recognized, these unrecognized

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

tax benefits would impact the Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010	2009
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$12,479	$614	$410
Additions / Reductions for tax positions of prior years	20	749	28
Additions / Reductions for tax positions of current year	6,337	11,116	176

Total amount of gross unrecognized tax benefits at end of year	$18,836	$12,479	$614

        Approximately $5.9 million of the increase in the unrecognized tax benefits for tax positions during fiscal year 2011 is included in tax expense computed by applying federal rates in the tax rate reconciliation as the unrecognized tax benefit is recorded on additional pre-tax income from non-U.S. subsidiaries.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2007. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $0 and $1.6 million in the next 12 months.

        The Company's continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2011 and 2010, the amount of accrued income-tax-related interest and penalties was $1.5 million and $0.6 million, respectively.

14. SUPPLEMENTAL CASH FLOW INFORMATION

        The Company's supplemental cash flow information for the fiscal years ending June 30, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(Amounts in thousands)
Cash paid during the period for:
Interest	$5,378	$1,815	$391
Income taxes, net of refunds	$37,847	$16,630	$23,303
Non-cash investing and financing activities:
Dividends declared	$23,253	$16,339	$11,117
Acquisition of IRC (with common stock and exchangeable shares)	$—	$308,882	$—
Acquisition of royalty interests in mineral properties (with common stock)	$—	$53,428	$—
In-kind distribution to CVP partners	$—	$6,125	$—
Treasury stock	$4,474	$(3,557)	$—

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FAIR VALUE MEASUREMENTS

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

	Fair Value at June 30, 2011 (In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$284	$284	$—	$—
Marketable equity securities(2)	28,876	28,876	—	—

	$29,160	$29,160	$—	$—

(1)
Included in Cash and equivalents in the Company's consolidated balance sheets.

(2)
Included in Available for sale securities in the Company's consolidated balance sheets.

        The carrying amount of our long-term debt (including the current portion) approximates fair value as of June 30, 2011.

        The Company invests in money market funds, which are traded by dealers or brokers in active over-the-counter markets. The Company's money market funds, which are invested in United States treasury bills or United States treasury backed securities, are classified within Level 1 of the fair value hierarchy.

        As of June 30, 2011, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the twelve months ended June 30, 2011. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR SOURCES OF REVENUE

        Operators that contributed greater than 10% of the Company's total royalty revenue for fiscal years 2011, 2010 and 2009 were as follows (revenue amounts in thousands):

	Fiscal Year 2011		Fiscal Year 2010		Fiscal Year 2009
Operator	Royalty revenue	Percentage of total royalty revenue	Royalty revenue	Percentage of total royalty revenue	Royalty revenue	Percentage of total royalty revenue
Teck	$43,604	20.1%	N/A	N/A	N/A	N/A
Vale Inco Ltd.	32,677	15.1%	N/A	N/A	N/A	N/A
Barrick	26,843	12.4%	$30,624	22.4%	$22,200	30.1%
Goldcorp, Inc.	23,094	10.7%	N/A	N/A	N/A	N/A

17. COMMITMENTS AND CONTINGENCIES

Voisey's Bay

        On February 22, 2010, as part of the IRC Transaction discussed in Note 3, the Company acquired a royalty on the Voisey's Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited ("VNL"). The royalty is owned by the LNRLP, in which the Company's wholly-owned indirect subsidiary, Canadian Minerals Partnership, is the general partner and 89.99% owner. The remaining interests in LNRLP are owned by Altius Investments Ltd. (10%), a company unrelated to Royal Gold and IRC, and the Company's wholly-owned indirect subsidiary, Voisey's Bay Holding Corporation (0.01%).

        On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited ("Vale Inco") and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited ("VIASL") and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey's Bay mine to Vale Inco. The claim asserts that Vale Inco is incorrectly calculating the NSR and requests an order in respect of the correct calculation of future payments. The claim also requests specific damages for underpayment of past royalties to the date of the claim in an amount not less than $29 million, together with additional damages until the date of trial, interest, costs and other damages. The litigation is in the discovery phase and was not valued as part of the purchase price allocation discussed in Note 3 as the outcome cannot be reasonably estimated.

Holt

        On October 1, 2008, as part of the Company's acquisition of a portfolio of royalties from Barrick, the Company acquired a royalty on the Holt portion of the Holloway-Holt mining project in Ontario, Canada, owned by St Andrew Goldfields Ltd. ("St Andrew"). St Andrew succeeded Newmont Canada Corporation ("Newmont Canada") as owner of the Holloway-Holt mining project in November 2006. By virtue of the Company's acquisition of Barrick's royalty portfolio, RGLD Gold Canada, Inc. ("RGLD Gold") succeeded Barrick as the royalty payee under the royalty agreement.

        On or about November 3, 2008, St Andrew filed an action in the Ontario Superior Court of Justice (the "Court") seeking, among other things, declarations by the Court that St Andrew's obligation in respect of the royalty is limited to only a portion of the total royalty payable, and that any additional royalty obligations under the royalty agreement remain the responsibility of Newmont

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. COMMITMENTS AND CONTINGENCIES (Continued)

Canada. Newmont Canada responded that St Andrew is responsible for all royalty obligations under the royalty agreement.

        Royal Gold and RGLD Gold (collectively "Royal Gold") and Barrick were joined as necessary parties to the litigation in January 2009. On July 23, 2009, the Court held that Royal Gold is entitled to payment from Newmont Canada of the full amount of the sliding-scale NSR royalty on gold produced from the Holt mine. The Court also held that St Andrew's sole obligation is to reimburse Newmont Canada for payment of the royalty up to a flat rate of 0.013% of the net smelter returns for gold, silver and other metals. On August 21, 2009, Newmont Canada appealed the Court's decision to the Court of Appeal of Ontario and on December 9, 2009, made Royal Gold a party to the appeal. Oral argument of the appeal was heard on March 28, 2011. On May 13, 2011, the Court of Appeal of Ontario affirmed the decision of the trial court and dismissed the appeal.

        The Holt royalty is currently classified as a production stage royalty interest and the Company recognized approximately $3.2 million, $0 and $0 in royalty revenue from the Holt royalty during the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

18. RELATED PARTY

        CVP was formed as a limited partnership in April 1992. It owns a 1.25% net value royalty ("NVR1") on production of minerals from a portion of Cortez. Denver Mining Finance Company ("DMFC"), our wholly-owned subsidiary, is the general partner and holds a 2.0% interest in CVP. In addition, Royal Gold holds a 29.6% limited partner interest in the partnership, while our Chairman of the Board of Directors, the Chairman of our Audit Committee and one other member of our board of directors hold an aggregate 35.56% limited partner interest. The general partner performs administrative services for CVP in receiving and processing the royalty payments from the operator, including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners.

        CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 15,255 and 18,067 ounces of gold as of June 30, 2011 and 2010, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified within Other assets on the Company's consolidated balance sheets. The carrying value of the gold in inventory was approximately $8.1 million and $8.7 million as of June 30, 2011 and 2010, respectively, while the fair value of such ounces was approximately $23.0 million and $22.5 million as of June 30, 2011 and 2010, respectively. None of the gold currently held in inventory as of June 30, 2011 and 2010, is attributed to Royal Gold, as the gold allocated to Royal Gold's CVP partnership interest is typically sold within five days of receipt.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of selected quarterly financial information (unaudited):

	Royalty revenues	Operating income (loss)	Net income (loss) available to Royal Gold stockholders	Basic earnings per share	Diluted earnings per share
	(Amounts in thousands except per share data)
Fiscal year 2011 quarter-ended:
September 30	$45,338	$20,810	$11,831	$0.22	$0.21
December 31	56,316	31,604	18,312	0.33	0.33
March 31	55,546	31,877	19,565	0.36	0.35
June 30	59,269	34,634	21,687	0.39	0.39

	$216,469	$118,925	$71,395	$1.29	$1.29

Fiscal year 2010 quarter-ended:
September 30	$26,113	$10,754	$7,126	$0.18	$0.17
December 31	34,740	15,201	9,615	0.24	0.23
March 31	35,043	(1,231)	(5,754)	(0.13)	(0.13)
June 30	40,669	16,311	10,505	0.21	0.21

	$136,565	$41,035	$21,492	$0.49	$0.49

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        As of June 30, 2011, the Company's management, with the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)   Management's Report on Internal Control over Financial Reporting

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management concluded that, as of June 30, 2011, our internal control over financial reporting is effective.

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

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2011.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)   Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited Royal Gold, Inc.'s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Royal Gold, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Royal Gold, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Royal Gold, Inc. as of June 30, 2011, and the related consolidated statements of Operations and Comprehensive Income, stockholders' equity, and cash flows for the year then ended, and our report dated August 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 18, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is included in the Company's Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2011, and is incorporated by reference in this Annual Report on Form 10-K.

        The Company's Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K adopted by the SEC under the Exchange Act that applies to our principal executive officer and principal financial officer is available on the Company's website at www.royalgold.com and in print without charge to any stockholder who requests a copy. Requests for copies should be directed to Royal Gold, Inc., Attention: Investor Relations, 1660 Wynkoop Street, Suite 1000, Denver, Colorado, 80202. The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, a provision of the Company's Code of Business Conduct and Ethics by posting such information on the Company's website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included in the Company's Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2011, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2011, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is included in the Company's Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2011, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included in the Company's Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2011, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements

(b)
Exhibits

        Reference is made to the Exhibit Index beginning on page 87 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: August 18, 2011	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 18, 2011	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director
Date: August 18, 2011	By:	/s/ STEFAN L. WENGER Stefan Wenger Chief Financial Officer and Treasurer
Date: August 18, 2011	By:	/s/ STANLEY DEMPSEY Stanley Dempsey Chairman
Date: August 18, 2011	By:	/s/ M. CRAIG HAASE M. Craig Haase Director
Date: August 18, 2011	By:	/s/ WILLIAM M. HAYES William M. Hayes Director
Date: August 18, 2011	By:	/s/ S. ODEN HOWELL, JR. S. Oden Howell, Jr. Director

Date: August 18, 2011	By:	/s/ JAMES W. STUCKERT James W. Stuckert Director
Date: August 18, 2011	By:	/s/ DONALD J. WORTH Donald J. Worth Director

Exhibit Index

Exhibit Number		Description
2.1		Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report of Form 8-K on January 22, 2010 and incorporated herein by reference)

3.1		Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on February 8, 2008 and incorporated herein by reference)

3.2		Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on November 23, 2009 and incorporated herein by reference)

3.3		Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

3.4		Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)

4.1		First Amended and Restated Rights Agreement dated September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on September 10, 2007 and incorporated herein by reference)

4.2		Stockholder Agreement dated April 3, 2009 by and among Royal Gold, Inc., Compañía Minera Carmen de Andacollo and Teck Cominco Limited (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 6, 2009 and incorporated herein by reference)

4.3		Amendment No. 1 to the Stockholder Agreement, dated January 12, 2010 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

4.4		Appendix I to Schedule B of the Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

10.1	**	Equity Incentive Plan (filed as part of the Company's proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 and incorporated herein by reference)

10.2		Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K on September 28, 1998 and incorporated herein by reference)

10.3		Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company's Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

10.4		Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company's Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)

Exhibit Number		Description
10.5	**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company's proxy statement on October 15, 1999 and incorporated herein by reference)

10.6		Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

10.7		Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.8		Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.9		Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.10		Purchase Agreement, between Kennecott Minerals Company and Royal Gold, Inc., dated December 22, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 29, 2005 and incorporated herein by reference)

10.11	**	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on February 22, 2010 and incorporated herein by reference)

10.12		Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.13		Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.14		Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.15		Royalty Purchase and Sale Agreement dated July 30, 2008 by and between Royal Gold, Inc. and Barrick Gold Corporation (filed as Exhibit 10.44 to Royal Gold's Annual Report on Form 10-K/A filed on November 6, 2008 and incorporated herein by reference)

10.16	**	Employment Agreement by and between Royal Gold, Inc. and Tony Jensen dated September 15, 2008 (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

Exhibit Number		Description
10.17	**	Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Karen Gross, Stefan Wenger and Bruce Kirchhoff (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.18	**	Form of Award Modification Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Tony Jensen, Karen Gross and Bruce Kirchhoff (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.19	**	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)

10.20	**	Form of Incentive Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.21	**	Form of Non-qualified Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.22	**	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.23	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.24	**	Form of Stock Appreciation Rights Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.25		Amended and Restated Master Agreement by and between Royal Gold, Inc. and Compañía Minera Teck Carmen de Andacollo, dated as of January 12, 2010, along with the related Form of Royalty Agreement attached thereto as Exhibit C (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

10.26		Second Amended And Restated Term Loan Facility Agreement among Royal Gold, Inc., RGLD Gold Canada, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc., HSBC Bank USA, National Association, the Bank of Nova Scotia and certain other parties thereto, dated February 1, 2011 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.27		Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.28		Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference).

Exhibit Number	Description
10.29	Fourth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc., RGLD Gold Canada, Inc., RG Mexico, Inc., HSBC Bank USA, National Association, the Bank of Nova Scotia and certain other parties thereto, dated February 1, 2011 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.30	Amended And Restated Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.31	Amended and Restated Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.32	Support Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Callco Inc., and RG Exchangeco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)

10.33	Voting and Exchange Trust Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Exchangeco Inc. and Computershare Trust Company of Canada (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)

10.34	Labrador Option Agreement, dated May 18, 1993, between Diamond Fields Resources Inc. and Archean Resources Ltd., as amended (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q on May 7, 2010 and incorporated herein by reference)

10.35	Form of Assignment of Rights Agreement between Royal Gold, Inc. and certain individuals dated July 1, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 8, 2010 and incorporated herein by reference)

10.36	Robinson Property Trust Ancillary Agreement by and between Kennecott Holdings Corporation, Kennecott Rawhide Mining Company and Kennecott Nevada Copper Company and BHP Nevada Mining Company, dated September 12, 2003 (filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.37	Shares Purchase and Sale Agreement by Jaime Ugarte Lee and others to Compañia Minera Barrick Chile Limitada, dated as of March 23, 2001 (English Translation) (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.38	Letter Agreement between Minefinders Corporation Ltd., Francis J.L. Guardia and John W. Perston, dated January 27, 1993 (filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.39	Mining Rights Purchase Agreement by and between Mr. Liébano Sáenz Ortiz and Compañía Minera Dolores, S.A. de C.V. dated October 13, 2006 (English Translation) (filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

Exhibit Number		Description
10.40		Royalty Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated March 29, 2005, as supplemented and amended by the Supplemental Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated May 20, 2005 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.41		Net Smelter Return Royalty Agreement by and between Newmont Canada Limited and Barrick Gold Corporation, dated October 8, 2004 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.42		Royalty for Technical Expertise Agreement by and between Tenedoramex S. A. de C. V. and Kennecott Minerals Company, dated as of March 23, 2001 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 6, 2006 and incorporated herein by reference)

10.43		Form of Assignment of Rights Agreement between Royal Gold, Inc. and certain individuals dated July 1, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 8, 2010 and incorporated herein by reference)

10.44		Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Royalty AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of October 20, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on October 20, 2010 and incorporated herein by reference). Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

10.45		Form of Assignment of Rights Agreement between Royal Gold, Inc. and certain individuals dated October 28, 2010 (filed as Annex B to Exhibit 10.1 to the Company's Current Report on Form 8-K on July 8, 2010 and incorporated herein by reference).

10.46		Intercreditor Agreement by and among RGL Royalty AG, Terrane Metals Corp. and JPMorgan Chase Bank N.A. dated as of December 10, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 14, 2010 and incorporated herein by reference).

10.47		Option Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference).

10.48		Subscription Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference).

10.49	*	Agreement for Transfer of Belahouro Project between BHP Minerals International Exploration Inc., BHP Minerals Ghana Inc., BHP Holdings (International) Inc., BHP Billiton World Exploration Inc, Resolute Limited and Resolute (West Africa) Limited, dated February 8, 2002.

10.50	*	Net Smelter Royalty Agreement between Barrick Gold Corporation and McWatters Mining Inc., dated April 3, 2003.

10.51	*	Agreement for Amendment and Restatement of Royalty for Technical Expertise between Minas de Oro Nacional S.A. de C.V. and RG Mexico, Inc. dated May 27, 2011.

Exhibit Number		Description
10.52	*	Agreement between Rio Tinto Metals Limited and MK Gold Company, dated September 1, 1999.

10.53	*	Net Smelter Return Royalty Agreement between Expatriate Resources Ltd. and Atna Resources Ltd., dated June 16, 2004, as modified by Partial Assignment of Royalty between Atna Resources Ltd, Equity Engineering Ltd. and Yukon Zinc Corporation, dated August 20, 2007.

10.54	**	Employment Agreement by and between Royal Gold, Inc. and William M. Zisch.

21.1	*	Royal Gold and Its Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

23.2	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	The following financial information from the annual report on Form 10-K of Royal Gold, Inc. for the year ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity, and (v) Notes to the Consolidated Financial Statements.

*
Filed herewith.

**
Identifies each management contract or compensation plan or arrangement.