Form 10-Q
period 2011-09-30
ROYAL GOLD INC
filed 2011-11-03
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

There were 54,765,490 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 27, 2011.  In addition, as of such date, there were 814,555 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to dividend and other rights economically equivalent to those of the Company’s common stock.

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30,	June 30,
	2011	2011
ASSETS
Cash and equivalents	$123,401	$114,155
Royalty receivables	54,778	48,828
Prepaid expenses and other current assets	6,343	6,290
Total current assets	184,522	169,273
Royalty interests in mineral properties, net (Note 2)	1,671,943	1,690,439
Available for sale securities (Note 3)	23,528	28,876
Other assets	12,486	14,114
Total assets	$1,892,479	$1,902,702
LIABILITIES
Current portion of long-term debt (Note 4)	$15,600	$15,600
Accounts payable	2,224	2,499
Dividends payable	6,112	6,093
Income tax payable	8,870	676
Other current liabilities	3,204	3,993
Total current liabilities	36,010	28,861

Long-term debt (Note 4)	176,600	210,500
Net deferred tax liabilities	153,028	152,564
Uncertain tax positions	19,140	18,836
Other long-term liabilities	4,015	4,246
Total liabilities	388,793	415,007
Commitments and contingencies (Note 11)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 54,450,165 and 54,231,787 shares outstanding, respectively	545	543
Exchangeable shares, no par value, 1,806,649 shares issued, less 992,094 and 900,854 redeemed shares, respectively	35,849	39,864
Additional paid-in capital	1,330,012	1,319,697
Accumulated other comprehensive (loss) income	(5,250)	54
Accumulated earnings	116,385	100,004
Total Royal Gold stockholders’ equity	1,477,541	1,460,162
Non-controlling interests	26,145	27,533
Total equity	1,503,686	1,487,695
Total liabilities and equity	$1,892,479	$1,902,702

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2011	2010
Royalty revenues	$64,465	$45,338

Costs and expenses
General and administrative	6,298	5,045
Production taxes	2,150	558
Depreciation, depletion and amortization	17,221	18,925
Restructuring on royalty interests in mineral properties	1,328	—
Total costs and expenses	26,997	24,528

Operating income	37,468	20,810

Interest and other income	2,833	1,424
Interest and other expense	(1,779)	(2,305)
Income before income taxes	38,522	19,929

Income tax expense	(12,381)	(6,927)
Net income	26,141	13,002
Net income attributable to non-controlling interests	(3,646)	(1,171)
Net income attributable to Royal Gold stockholders	$22,495	$11,831

Net income	$26,141	$13,002
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	(5,304)	7
Comprehensive income	20,837	13,009
Comprehensive income attributable to non-controlling interests	(3,646)	(1,171)
Comprehensive income attributable to Royal Gold stockholders	$17,191	$11,838

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.41	$0.22
Basic weighted average shares outstanding	55,183,719	54,986,700
Diluted earnings per share	$0.40	$0.21
Diluted weighted average shares outstanding	55,491,354	55,250,028
Cash dividends declared per common share	$0.11	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$26,141	$13,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,221	18,925
Gain on distribution to non-controlling interest	(3,018)	(912)
Non-cash stock-based compensation expense	2,198	1,285
Tax benefit of stock-based compensation exercises	(1,567)	(521)
Restructuring on royalty interests in mineral properties	1,328	—
Deferred tax expense (benefit)	508	(521)
Changes in assets and liabilities:
Royalty receivables	(5,950)	(2,678)
Prepaid expenses and other assets	197	1,421
Accounts payable	70	409
Income taxes payable	9,762	4,887
Other liabilities	(716)	(1,063)
Net cash provided by operating activities	$46,174	$34,234
Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	—	(25,000)
Proceeds on sale of Inventory - restricted	4,455	1,471
Deferred acquisition costs	—	(695)
Other	(111)	(33)
Net cash provided by (used in) investing activities	$4,344	$(24,257)
Cash flows from financing activities:
Repayment of debt	(33,900)	(6,500)
Common stock dividends	(6,095)	(4,973)
Distribution to non-controlling interests	(5,380)	(1,971)
Proceeds from the issuance of common stock	2,536	—
Tax benefit of stock-based compensation exercises	1,567	521
Other	—	(397)
Net cash (used in) financing activities	$(41,272)	$(13,320)
Net increase (decrease) in cash and equivalents	9,246	(3,343)
Cash and equivalents at beginning of period	114,155	324,846
Cash and equivalents at end of period	$123,401	$321,503

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on August 18, 2011 (“Fiscal 2011 10-K”).

Reclassification

Costs and expenses previously classified as Exploration and business development are now included within the General and administrative caption.  Further, certain amounts previously classified as Costs of Operations are now included within the General and administrative caption or the Production taxes caption in the Company’s consolidated statements of operations and comprehensive income.  The following table reflects these reclassifications for the three months ended September 30, 2010:

	Previously
	Reported	Reclass	Adjusted
	Balance	Adjustment	Balance
Costs and expenses (in thousands):
Costs of operations	$1,192	$(1,192)	$—
General and administrative	3,724	1,321	5,045
Production taxes	—	558	558
Exploration and business development	687	(687)	—

These reclassifications had no effect on reported operating income or net income attributable to Royal Gold stockholders for the prior period presented.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The provisions of this ASU are effective for the Company’s quarter beginning July 1, 2012.  Since this ASU addresses financial presentation only, its adoption will not impact the Company’s consolidated position or results of operations.

2.             ROYALTY INTERESTS IN MINERAL PROPERTIES

The following summarizes the Company’s royalty interests in mineral properties as of September 30, 2011 and June 30, 2011.

As of September 30, 2011 (Amounts in thousands):	Cost	Restructuring	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$—	$(17,065)	$255,933
Voisey’s Bay	150,138	—	(18,505)	131,633
Peñasquito	99,172	—	(6,209)	92,963
Las Cruces	57,230	—	(3,318)	53,912
Mulatos	48,092	—	(14,986)	33,106
Wolverine	45,158	—	(260)	44,898
Dolores	44,878	—	(4,500)	40,378
Canadian Malartic	38,800	—	(999)	37,801
Gwalia Deeps	28,119	—	(2,270)	25,849
Holt	25,428	—	(1,115)	24,313
Inata	24,871	—	(5,892)	18,979
Leeville	18,322	—	(13,372)	4,950
Robinson	17,825	—	(9,119)	8,706
Cortez	10,630	—	(9,637)	993
Other	178,144	—	(101,668)	76,476
	1,059,805	—	(208,915)	850,890

Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Mt. Milligan	227,596	—	—	227,596
Other (Note 6)	26,251	(1,328)	—	24,923
	625,952	(1,328)	—	624,624

Exploration stage royalty interests	196,429	—	—	196,429
Total royalty interests in mineral properties	$1,882,186	$(1,328)	$(208,915)	$1,671,943

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2011 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(13,076)	$259,922
Voisey’s Bay	150,138	(15,526)	134,612
Peñasquito	99,172	(5,457)	93,715
Las Cruces	57,230	(2,615)	54,615
Mulatos	48,092	(14,199)	33,893
Dolores	44,878	(4,005)	40,873
Wolverine	45,158	(257)	44,901
Canadian Malartic	38,800	(367)	38,433
Holt	25,428	(620)	24,808
Inata	24,871	(5,158)	19,713
Gwalia Deeps	22,854	(1,715)	21,139
Leeville	18,322	(12,920)	5,402
Robinson	17,825	(8,827)	8,998
Cortez	10,630	(9,619)	1,011
Other	178,143	(97,386)	80,757
	1,054,539	(191,747)	862,792

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Mt. Milligan	227,596	—	227,596
Other	26,250	—	26,250
	625,951	—	625,951

Exploration stage royalty interests	201,696	—	201,696
Total royalty interests in mineral properties	$1,882,186	$(191,747)	$1,690,439

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.             AVAILABLE FOR SALE SECURITIES

The Company’s available for sale securities as of September 30, 2011 and June 30, 2011 consists of the following:

	As of September 30, 2011
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(5,243)	$23,331
Other	203	—	(6)	197
	$28,777	$—	$(5,249)	$23,528

	As of June 30, 2011
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(28)	$28,546
Other	203	127	—	$330
	$28,777	$127	$(28)	$28,876

4.             DEBT

The Company’s current and non-current debt as of September 30, 2011 and June 30, 2011 consists of the following:

	As of September 30, 2011 (Amounts in thousands)		As of June 30, 2011 (Amounts in thousands)
	Current	Non-current	Current	Non-current
Credit facility	$—	$70,000	$—	$100,000
Term loan	15,600	106,600	15,600	110,500
Total debt	$15,600	$176,600	$15,600	$210,500

As discussed in the Company’s Fiscal 2011 10-K, the Company has financial covenants associated with its revolving credit facility and term loan.  At September 30, 2011, the Company was in compliance with each financial covenant.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

5.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended
	September 30,	September 30,
	2011	2010
	(Amounts in thousands)
Stock options	$115	$131
Stock appreciation rights	295	167
Restricted stock	1,086	470
Performance stock	702	517
Total stock-based compensation expense	$2,198	$1,285

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

There were 18,796 and 0 stock options granted during the three months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, there was $0.9 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

There were 42,804 and 0 stock-settled stock appreciation rights granted during the three months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, there was $2.2 million of unrecognized compensation expense related to non-vested stock appreciation rights, which is expected to be recognized over a weighted-average period of 2.1 years.

There were 44,950 and 0 shares of restricted stock granted during the three months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, there was $7.3 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 4.0 years.

There were 49,600 and 0 shares of performance stock granted during the three months ended September 30, 2011 and 2010, respectively.  During the three months ended September 30, 2011 and 2010, 0 and 74,500 shares of performance stock, respectively, vested at a weighted average grant date fair market value of $0 and $42.53, respectively.  As of September 30, 2011, there was $3.7 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average vesting period of 0.9 years.

6.             RESTRUCTURING ON ROYALTY INTERESTS IN MINERAL PROPERTIES

The Company owns a net smelter return royalty on the Relief Canyon property located in Nevada.  From November 2010 to October 2011, the Company has been involved in managing this interest in bankruptcy proceedings of the owner of the Relief Canyon project.  On August 24, 2011, the Company entered into an Amended and Restated Net Smelter Return Royalty Agreement with the property owner, pursuant to which the royalty rate was reduced from 4% to 2%, and the ten mile area of interest was eliminated.  The Company elected to amend the royalty agreement in order to enhance project economics and the probability of recognizing royalty revenue.  As a result of the amendment to the Relief Canyon royalty agreement, the Company recorded a restructuring charge of approximately $1.3 million during the quarter ended September 30, 2011, which was based on the Company’s estimate of fair value.  The Company’s carrying value for the Relief Canyon royalty interest was approximately $1.2 million as of September 30, 2011.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

7.             EARNINGS PER SHARE (“EPS”)

Basic earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised SARs and unvested performance stock do not contain rights to dividends.  Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities.  Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended
	September 30,	September 30,
	2011	2010
	(in thousands, except share data)
Net income available to Royal Gold common stockholders	$22,495	$11,831
Weighted-average shares for basic EPS	55,183,719	54,986,700
Effect of other dilutive securities	307,635	263,328
Weighted-average shares for diluted EPS	55,491,354	55,250,028

Basic earnings per share	$0.41	$0.22

Diluted earnings per share	$0.40	$0.21

Our calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares.  Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock.

8.             INCOME TAXES

	For The Three Months Ended
	September 30,	September 30,
	2011	2010
	(Amounts in thousands, except rate)
Income tax expense	$12,381	$6,927
Effective tax rate	32.1%	34.8%

The decrease in the effective tax rate for September 30, 2011 is primarily related to (i) the decrease in tax expense from changes in estimates of uncertain tax positions, and (ii) the decrease in tax expense relating to the decrease in unrealized foreign exchange gains.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2007.

As of September 30, 2011 and June 30, 2011, the Company had $19.1 million and $18.8 million of total gross unrecognized tax benefits, respectively.  The increase in gross unrecognized tax benefits was primarily related to tax positions of International Royalty Corporation entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  These increases were offset by a decrease in the unrecognized tax benefits as a result of statute of limitations expiring during the quarter.  If recognized, these unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2011 and June 30, 2011, the amount of accrued income-tax-related interest and penalties was $1.6 million and $1.5 million, respectively.

9.             SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of royalty acquisition and management activities.  Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty Revenue		Royalty Interests in Mineral Property, net
	Three Months Ended
	September 30,		As of	As of
	2011	2010	September 30, 2011	June 30, 2011
Chile	27%	19%	40%	40%
United States	24%	26%	3%	3%
Canada	20%	9%	36%	36%
Mexico	17%	13%	11%	11%
Australia	6%	7%	4%	5%
Africa	4%	23%	2%	2%
Other	2%	3%	4%	3%

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Level 3:      Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy.

	Fair Value at September 30, 2011
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$284	$284	$—	$—
Marketable equity securities(2)	23,528	23,528	—	—
	$23,812	$23,812	$—	$—

(1)  Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)  Included in Available for sale securities in the Company’s consolidated balance sheets.

The carrying amount of our long-term debt (including the current portion) approximates fair value as of September 30, 2011.

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

As of September 30, 2011, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the three months ended September 30, 2011.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.          COMMITMENTS AND CONTINGENCIES

Mt. Milligan Gold Stream Acquisition

As discussed in more detail in the Company’s Fiscal 2011 10-K, on October 20, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which a wholly-owned subsidiary of the Company, RGLD Gold AG, acquired the right to 25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia (the “Gold Purchase Transaction”) from Terrane Metals Corp. (“Terrane”), a wholly-owned subsidiary of Thompson Creek Metals Company Inc. (“Thompson Creek”).  Pursuant to the Purchase and Sale Agreement, RGLD Gold AG paid $226.5 million at the closing of the Gold Purchase Transaction.  In the future, upon satisfaction of certain conditions set forth in the Purchase and Sale Agreement, RGLD Gold AG will make additional payments (each, an “Additional Payment”) to Terrane in an amount not to exceed $85 million in the

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

aggregate to fund a portion of the development costs of the Mt. Milligan project.  The Company did not make any Additional Payments to Thompson Creek during the three months ended September 30, 2011.  On October 13, 2011, the Company made a $13.7 million Additional Payment to Thompson Creek, resulting in a remaining commitment of $71.3 million as of that date.

Voisey’s Bay

The Company owns a royalty on the Voisey’s Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited (“VNL”).  The royalty is owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary, Canadian Minerals Partnership, is the general partner and 89.99% owner.  The remaining interests in LNRLP are owned by Altius Investments Ltd. (10%), a company unrelated to Royal Gold, and the Company’s wholly-owned indirect subsidiary, Voisey’s Bay Holding Corporation (0.01%).

On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited (“Vale Inco”) and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited (“VIASL”) and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine to Vale Inco.  The claim asserts that Vale Inco is incorrectly calculating the NSR and requests an order in respect of the correct calculation of future payments.  The claim also requests specific damages for underpayment of past royalties to the date of the claim in an amount not less than $29 million, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase.

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

CVP receives its royalty from the Cortez Joint Venture in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 12,735 and 15,255 ounces of gold as of September 30, 2011 and June 30, 2011, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $6.9 million and $8.1 million as of September 30, 2011 and June 30, 2011, respectively, while the fair value of such ounces was approximately $20.6 million and $23.0 million as of September 30, 2011 and June 30 2011, respectively.  None of the gold currently held in inventory as of September 30, 2011 and June 30, 2011, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on August 18, 2011 (the “Fiscal 2011 10-K”).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” and other types of royalty interests throughout this MD&A.  These terms are defined in our Fiscal 2011 10-K.

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

As of September 30, 2011, the Company owns royalties on 37 producing properties, 22 development stage properties and 127 exploration stage properties, of which the Company considers 39 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs (except as contractually obligated to as part of the Mt. Milligan gold stream transaction), exploration costs, environmental costs or other mining costs on the properties in which we hold royalty interests.  During the three months ended September 30, 2011, we focused on the management of our existing royalty and similar interests and the acquisition of royalty and similar interests.

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

For the three months ended September 30, 2011 and 2010, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Three months ended
	September 30, 2011		September 30, 2010
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,702	70%	$1,227	73%
Silver ($/ounce)	$38.80	6%	$18.97	4%
Copper ($/pound)	$4.07	11%	$3.29	9%
Nickel ($/pound)	$10.00	9%	$9.61	9%
Other	N/A	4%	N/A	5%

Principal Royalties

Our principal producing and development royalty interests are shown in the following tables (listed alphabetically).  The Company considers both historical and future potential revenues in determining which royalties in our portfolio are principal to our business.  Estimated future potential royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalties is no longer principal to our business.

Please refer to our Fiscal 2011 10-K for further discussion of our principal producing and development royalty interests.

Producing Properties

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced (until 910,000 payable ounces; 50% thereafter)
Canadian Malartic	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	1.0% to 1.5% sliding-scale NSR
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR
Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	3.25% NSR; 2.0% NSR (silver)
Holt	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Las Cruces	Andalucía, Spain	Inmet Mining Corporation (“Inmet”)	1.5% NSR (copper)
Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR
Mulatos(1)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Robinson	Nevada, USA	Quadra FNX Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale	2.7% NSR (nickel, copper, cobalt)
Wolverine	Yukon Territory, Canada	Yukon Zinc Corporation (“Yukon Zinc”)	0.00% to 9.45% sliding-scale NSR (gold and silver)

(1)             The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 761,000 cumulative ounces of gold have been produced as of September 30, 2011.

Development Properties

Royalty or similar interests
Mine	Location	Operator	(Gold unless otherwise stated)
Mt. Milligan	British Columbia, Canada	Thompson Creek Metals Inc. (“Thompson Creek”)	25% of the payable gold(1)
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)

(1)             25% of payable gold with a fixed cost of $400 per ounce until 550,000 ounces are delivered to Royal Gold; $450 thereafter.

Operators’ Production Estimates by Royalty for Calendar 2011

We received annual production estimates from the operators of our producing mines during the first calendar quarter of 2011.  The following table shows such production estimates for our principal producing properties for calendar 2011 as well as the actual production reported to us by the various operators through September 30, 2011.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Production Estimate by Royalty for Calendar 2011 and Reported Production

Principal Producing Properties

For the period January 1, 2011 through September 30, 2011

	Calendar 2011 Operator’s Production			Reported Production through
	Estimate(1)			September 30, 2011(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	49,000	—	—	35,638	—	—
Canadian Malartic(3)	359,000	—	—	96,111	—	—
Cortez GSR1	125,000	—	—	111,613	—	—
Cortez GSR2	1,000	—	—	825	—	—
Cortez GSR3	126,000	—	—	112,438	—	—
Cortez NVR1	91,000	—	—	85,637	—	—
Dolores(4)	65,000	3.3 million	—	53,708	2.7 million	—
Holt(5)	23,000	—	—	21,211	—	—
Las Cruces
Copper			111 million			64.3 million
Leeville	454,000	—	—	315,725	—	—
Mulatos(6)	145,000	—	—	103,152	—	—
Peñasquito(7)	250,000	—	—	164,948	12.9 million	—
Lead			—			101.8 million
Zinc			—			187.3 million
Robinson(8)	25,000	—	—	27,017	—	—
Copper			95 million			68.4 million
Voisey’s Bay(9)
Copper			N/A			40.4 million
Nickel			N/A			94.6 million
Wolverine(9)	N/A	N/A	—	673	276,267	—

(1)             There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2010 10-K for information regarding factors that could affect actual results.

(2)            Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2011 through September 30, 2011, as reported to us by the operators of the mines.

(3)             Production estimate reflects the entire project.  Production began during the second quarter of calendar 2011.

(4)             Minefinders estimates that calendar 2011 production for gold will be between 65,000 ounces and 70,000 ounces of gold and silver production would be between 3.3 million ounces and 3.5 million ounces of silver.

(5)             St Andrew estimates that calendar 2011 gold production will be between 23,000 and 26,000 ounces of gold compared to earlier guidance of 45,000 and 50,000 ounces of gold.  Reported production for the nine months ended September 30, 2011, includes approximately 1,400 gold ounces attributable to the quarter ended December 31, 2010.

(6)             Alamos estimates that calendar 2011 gold production will be between 145,000 and 160,000 ounces of gold compared to earlier guidance of 160,000 and 175,000 ounces of gold.

(7)             Goldcorp estimates that calendar 2011 gold production will be 250,000 ounces compared to earlier guidance of 350,000 ounces.  Goldcorp did not provide production guidance for silver, lead and zinc.

(8)             Quadra estimates that calendar 2011 gold production will be between 25,000 and 30,000 ounces of gold compared to earlier guidance of 45,000 ounces and 50,000 ounces of gold.  Quadra estimates that copper production will be between 95 million pounds and 100 million pounds of copper compared to earlier guidance of 105 million pounds and 120 million pounds.

(9)             The Company did not receive calendar 2011 production guidance from the operator.

Recent Developments

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

Teck reported that activities to increase plant throughput to meet or exceed design capacity of 55,000 tonnes per day are underway and progressing on schedule.  The installation of a small crusher to feed coarse ore to the pebble crusher and the increased power to the SAG mill motor were both completed during the quarter.  Teck also plans to install a 20,000 tonne per day pre-crusher plant during the first quarter of 2012.  In addition, Teck continues to conduct a feasibility study which is expected to be completed by the end of calendar 2011 to evaluate the possibility of increasing annual copper production to 100,000 to 120,000 tonnes.

Canadian Malartic

Osisko reported that they are installing two cone crushers to achieve an overall mill throughput of 55,000 to 60,000 tonnes per day.  The first cone crusher is expected to be operational in the first quarter of calendar 2012, and the second cone crusher is expected to arrive on site in the early part of the second quarter of calendar 2012.  Throughput averaged 36,750 tonnes per day during the quarter ended September 30, 2011.

Dolores

Minefinders reported that third quarter of calendar 2011 production was lower than planned due to (i) a reduction in cyanide concentration going onto the leach pad and timing of placing ore under irrigation and (ii) the west side of the phase 2 leach pad suffering a crushed collection pipe.  With repair to the crushed pipe, the irrigation of fresh ore on the east side of the pad and resumption of cyanide concentration to design levels, Minefinders expects fourth quarter production to improve and they have maintained their full year production guidance.

Holt

St Andrew reported that production continued to increase during the quarter as scheduled and that development activities at the mine have improved.  Ramp advancement, footwall access, stope development and long-hole mining will be the primary focus for the remainder of calendar 2011.  St Andrew expects to reach its steady state rate of production of 1,000 tonnes per day by the end of the first quarter of calendar 2012.

Las Cruces

At Inmet’s Las Cruces mine, the many operating improvements installed and implemented during the last year continue to allow the operation to meet expectations.  Inmet reported that they remain on track with their previously disclosed production guidance and their objective to reach 100% design capacity by the end of calendar 2011.

Mt. Milligan

Construction continued at the Mt. Milligan project during the quarter and the overall project remains on schedule for completion in the fourth quarter of calendar 2013.

Mulatos

Alamos reported that their primary cyanide supplier resumed normal shipments in August 2011, resulting in an improvement in month-over-month production.  Alamos also reported that they continue to be on track to achieve their annual production guidance of between 145,000 and 160,000 ounces of gold.

Pascua-Lama

Barrick reported that development at Pascua-Lama advanced during the quarter with first production on track to commence in mid-calendar 2013.   Approximately 50% of the projected capital costs of $4.7 to $5.0 billion have been committed, as of September 30, 2011.  In Chile, approximately 80% of the earthworks are complete.  Barrick also reiterated that they expect annual gold production to be 800,000 to 850,000 ounces in the first full five years of operation.

Peñasquito

Goldcorp reported record average throughput of 102,000 tonnes per day in September, offsetting lower production in July and August resulting from sulphide plant modifications and tests.  Goldcorp also announced that progress continued on the supplemental ore feed system to the high pressure grinding roll circuit and the enhancement of the tailings dam facility in order to procure additional water supplies.  Both of these projects are expected to be completed by the end of calendar 2011.  Once these projects are complete, Goldcorp expects to reach its 130,000 tonne per day design throughput by the end of the first quarter of calendar 2012.

Robinson

Quadra reported that production from the Robinson mine was impacted by localized slope stability issues that resulted in a re-sequencing of the mine plan and delays in accessing a portion of the higher grade material that was originally expected to be mined in the fourth quarter of calendar 2011.  As a result, Quadra revised its calendar 2011 guidance to between 95 and 100 million pounds of payable copper, lower than its previously disclosed guidance of between 105 and 120 million pounds of payable copper.

Voisey’s Bay

Production at Voisey’s Bay was as expected during the third quarter of calendar 2011.  However, our recognized royalty revenue was less than the second quarter of calendar 2011 because (i) nickel production for the quarter ended June 30, 2011, was more than 40% above expectations and (ii) a planned maintenance outage lowered production during the quarter.

Results of Operations

Quarter Ended September 30, 2011, Compared to Quarter Ended September 30, 2010

For the quarter ended September 30, 2011, we recorded net income attributable to Royal Gold stockholders of $22.5 million, or $0.41 per basic share and $0.40 per diluted share, as compared to net income attributable to Royal Gold stockholders of $11.8 million, or $0.22 per basic share and $0.21 per diluted share, for the quarter ended September 30, 2010.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset by an increase in general and administrative expenses, production taxes and the royalty restructuring charge during the period, which are each discussed further below.

For the quarter ended September 30, 2011, we recognized total royalty revenue of $64.5 million, at an average gold price of $1,702 per ounce , an average silver price of $38.80 per ounce, an average nickel price of $10.00 per pound and an average copper price of $4.07 per pound, compared to royalty revenue of $45.3 million, at an average gold price of $1,227 per ounce, an average silver price of $18.97 per ounce, an average nickel price of $9.61 per pound and an average copper price of $3.29 per pound for the quarter ended September 30, 2010.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Quarter Ended September 30, 2011 and 2010

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2011			September 30, 2010
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Andacollo	Gold	$16,839	13,286	oz.	$8,174	8,905	oz.
Voisey’s Bay		$7,229			$3,506
	Nickel		22.7 million	lbs.		18.2 million	lbs.
	Copper		16.0 million	lbs.		3.9 million	lbs.
Peñasquito		$5,826			$3,006
	Gold		48,621	oz.		35,624	oz.
	Silver		3.9 million	oz.		3.2 million	oz.
	Lead		29.2 million	lbs.		21.9 million	lbs.
	Zinc		67.4 million	lbs.		39.0 million	lbs.
Cortez	Gold	$5,106	42,855	oz.	$2,487	33,134	oz.
Robinson		$3,687			$3,128
	Gold		8,972	oz.		19,012	oz.
	Copper		27.9 million	lbs.		28.5 million	lbs.
Holt	Gold	$3,594	9,397	oz.	N/A	N/A
Leeville	Gold	$3,069	101,240	oz.	$2,635	122,834	oz.
Mulatos	Gold	$2,399	29,476	oz.	$1,724	29,025	oz.
Dolores		$1,426			$399
	Gold		15,945	oz.		8,479	oz.
	Silver		693,531	oz.		160,254	oz.
Las Cruces	Copper	$1,311	23.8 million	lbs.	$875	17.5 million	lbs.
Canadian Malartic	Gold	$1,309	60,826	oz.	N/A	N/A
Other(2)	Various	$12,670	N/A		$19,404	N/A
Total Royalty Revenue		$64,465			$45,338

(1)            Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended September 30, 2011 and 2010, as reported to us by the operators of the mines.

(2)            “Other” includes all of the Company’s non-principal producing royalties as of September 30, 2011. Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period, with the exception of Taparko during the quarter ended September 30, 2010, which totaled royalty revenue of approximately $7.6 million.

The increase in royalty revenue for the quarter ended September 30, 2011, compared with the quarter ended September 30, 2010, resulted primarily from an increase in the average gold and other metal prices, increased production at Andacollo, Cortez, Dolores and Voisey’s Bay, the continued ramp-up at Peñasquito, and the start of production at Holt and Canadian Malartic.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

General and administrative expenses increased to $6.3 million for the quarter ended September 30, 2011, from $5.0 million for the quarter ended September 30, 2010.  The increase was primarily due to an increase in non-cash stock-based compensation expense of approximately $0.9 million.  The increase in non-cash stock-based compensation is due to the Company granting new non-cash stock-based compensation awards during the first fiscal quarter as compared to historical grants being made during our second fiscal quarter.

Production taxes expense increased to $2.2 million during the quarter ended September 30, 2011, from $0.6 million for the quarter ended September 30, 2010.  The increase was primarily due to an increase in the mining proceeds tax expense associated with our Voisey’s Bay royalty, which was due to increased royalty revenue from the Voisey’s Bay royalty during the period.

Depreciation, depletion and amortization decreased to $17.2 million for the quarter ended September 30, 2011, from $18.9 million for the quarter ended September 30, 2010.  The decrease was primarily attributable to a decrease in depletion at Taparko ($4.3 million) and Siguiri ($1.4 million), which was due to the dollar caps applicable to those royalties being met during our fiscal year 2011.  These decreases were partially offset by an increase in depletion at Andacollo ($1.6 million) and Voisey’s Bay ($1.2 million), which was due to increased production during the three months ended September 30, 2011.

During the quarter ended September 30, 2011, the Company incurred a restructuring charge of approximately $1.3 million related to its royalty interest at Relief Canyon.  The effect of the restructuring charge during the quarter ended September 30, 2011, was $0.02 per basic share.  Refer to Note 6 of our notes to consolidated financial statements for further discussion on the restructuring charge.

Interest and other income increased to $2.8 million for the three months ended September 30, 2011, from $1.4 million for the three months ended September 30, 2010.  The increase was primarily due to an increase in gains on distributions of restricted gold inventory attributable to non-controlling interest holders of approximately $2.1 million during the period.  This increase was partially offset by a decrease in our interest income due to lower average cash balances when compared to the prior period.

During the quarter ended September 30, 2011, we recognized income tax expense totaling $12.4 million compared with $6.9 million during the quarter ended September 30, 2010.  This resulted in an effective tax rate of 32.1% in the current period, compared with 34.8% in the quarter ended September 30, 2010.  The decrease in the effective tax rate for September 30, 2011 is primarily related to (i) the decrease in tax expense from changes in estimates of uncertain tax positions, and (ii) the decrease in tax expense relating to the decrease in unrealized foreign exchange gains.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 13 to the notes to consolidated financial statements in the Company’s Fiscal 2011 10-K.

Liquidity and Capital Resources

Overview

At September 30, 2011, we had current assets of $184.5 million compared to current liabilities of $36.0 million for a current ratio of 5 to 1.  This compares to current assets of $169.3 million and current liabilities of $28.9 million at June 30, 2011, resulting in a current ratio of approximately 6 to 1.

During the quarter ended September 30, 2011, liquidity needs were met from $64.5 million in royalty revenues and our available cash resources.  As of September 30, 2011, the Company had $70 million outstanding and $155 million available under its $225 million revolving credit facility.  In addition, as of September 30, 2011, the Company had $122.2 million outstanding under its term loan facility.  Refer to Note 4 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service (current and long-term), general and administrative expense costs, exploration costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for royalty acquisitions, including the $85 million commitment, of which $71.3 million remains to be funded, as part of the Mt. Milligan gold stream acquisition.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we would seek additional debt or equity financing opportunities as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal Year 2011 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recently Issued Accounting Standards

Please refer to Note 1 of the notes to consolidated financial statements for a discussion on recently issued accounting standards.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly impacted by changes in the market price of gold, silver, copper, nickel and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues.  Certain of our royalty contracts have feature that may amplify the negative effects of a drop in commodity prices,” under Part I, Item 1A of our Fiscal 2011 10-K, for more information that can affect gold and other prices as well as historical gold, silver, nickel and copper prices.

During the three month period ended September 30, 2011, we reported royalty revenues of $64.5 million, with an average gold price for the period of $1,702 per ounce, an average copper price of $4.07 per pound and an average nickel price of $10.00 per pound.  Approximately 70% of our total recognized revenues for the three months ended September 30, 2011, were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A.  For the three months ended September 30, 2011, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $4.7 million.

Approximately 11% of our total recognized revenues for the three months ended September 30, 2011, were attributable to copper sales from our copper producing royalty interests.  For the three months ended September 30, 2011, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.8 million, respectively.

Approximately 9% of our total recognized revenues for the three months ended September 30, 2011, were attributable to nickel sales from our nickel producing royalty interests.  For the three months ended September 30, 2011, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.9 million, respectively.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 11 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s royalty.  There was no material development to this litigation during the three months ended September 30, 2011.

ITEM 1A.                                            RISK FACTORS

Information regarding risk factors appears in Item 2 “MD&A — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “MD&A” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2011 10-K.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                     REMOVED AND RESERVED

ITEM 5.                                                     OTHER INFORMATION

Effective October 28, 2011, RG Exchangeco Inc., a wholly-owned subsidiary of the Company (“RG Exchangeco”), entered into an Amending Agreement (the “Amendment”) with Seabridge Gold Inc. (“Seabridge”) to make certain clarifying and technical amendments to that certain Option Agreement by and between RG Exchangeco, as successor to RGLD Gold Canada, Inc., a wholly-owned subsidiary of the Company, and Seabridge, dated June 16, 2011 (the “Option Agreement”).  To expressly reflect the parties’ original intention, the Amendment provides that Royal Gold’s minimum holding period for Seabridge shares as set forth in the Option Agreement shall be deemed satisfied for purposes of the Option Agreement in the event that Royal Gold can no longer hold the Seabridge shares due to a corporate event at Seabridge, such as a change of control, merger, or similar transaction.  The foregoing description of the terms of the Amendment is qualified in its entirety by the text of the Amendment, filed herewith as Exhibit 10.3.

ITEM 6.                                                     EXHIBITS

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 3, 2011	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: November 3, 2011	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws, as amended August 17, 2011.

10.1*

Form of Performance Share Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (1) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 24, 2011 and incorporated herein by reference).

10.2*

Form of Performance Share Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (2) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 24, 2011 and incorporated herein by reference).

10.3	Amending Agreement between Seabridge Gold Inc. and RG Exchangeco Inc. dated October 28, 2011.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Identifies a management contract or compensation plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.