Form 10-Q
period 2011-12-31
ROYAL GOLD INC
filed 2012-02-02
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§2.32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 58,815,435 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 25, 2012.  In addition, as of such date, there were 814,555 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	December 31,	June 30,
	2011	2011
ASSETS
Cash and equivalents	$95,802	$114,155
Royalty receivables	64,521	48,828
Income tax receivable	463	—
Prepaid expenses and other current assets	5,342	6,290
Total current assets	166,128	169,273

Royalty interests in mineral properties, net (Note 3)	1,798,993	1,690,439
Available for sale securities (Note 4)	16,570	28,876
Other assets	12,688	14,114
Total assets	$1,994,379	$1,902,702

LIABILITIES
Current portion of long-term debt (Note 5)	$15,600	$15,600
Accounts payable	2,740	2,499
Dividends payable	8,343	6,093
Income tax payable	—	676
Other current liabilities	3,518	3,993
Total current liabilities	30,201	28,861

Long-term debt (Note 5)	272,700	210,500
Net deferred tax liabilities	151,673	152,564
Uncertain tax positions	20,576	18,836
Other long-term liabilities	3,766	4,246
Total liabilities	478,916	415,007

Commitments and contingencies (Note 12)

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 54,558,253 and 54,231,787 shares outstanding, respectively	546	543
Exchangeable shares, no par value, 1,806,649 shares issued, less 992,094 and 900,854 redeemed shares, respectively	35,848	39,864
Additional paid-in capital	1,334,192	1,319,697
Accumulated other comprehensive (loss) income	(12,208)	54
Accumulated earnings	131,451	100,004
Total Royal Gold stockholders’ equity	1,489,829	1,460,162
Non-controlling interests	25,634	27,533
Total equity	1,515,463	1,487,695
Total liabilities and equity	$1,994,379	$1,902,702

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	December 31,	December 31,
	2011	2010
Royalty revenues	$68,842	$56,316

Costs and expenses
General and administrative	5,057	5,575
Production taxes	2,946	3,131
Depreciation, depletion and amortization	21,419	16,006
Total costs and expenses	29,422	24,712

Operating income	39,420	31,604

Interest and other income	489	2,285
Interest and other expense	(1,609)	(1,797)
Income before income taxes	38,300	32,092

Income tax expense	(14,051)	(11,374)
Net income	24,249	20,718
Net income attributable to non-controlling interests	(838)	(2,406)
Net income attributable to Royal Gold stockholders	$23,411	$18,312

Net income	$24,249	$20,718
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	(6,958)	145
Comprehensive income	17,291	20,863
Comprehensive income attributable to non-controlling interests	(838)	(2,406)
Comprehensive income attributable to Royal Gold stockholders	$16,453	$18,457

Net income per share available to Royal Gold common stockholders:

Basic earnings per share	$0.42	$0.33
Basic weighted average shares outstanding	55,329,463	55,043,160
Diluted earnings per share	$0.42	$0.33
Diluted weighted average shares outstanding	55,574,814	55,308,709
Cash dividends declared per common share	$0.15	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Six Months Ended
	December 31,	December 31,
	2011	2010
Royalty revenues	$133,307	$101,654

Costs and expenses
General and administrative	11,355	10,619
Production taxes	5,097	3,689
Depreciation, depletion and amortization	38,639	34,930
Restructuring on royalty interests in mineral properties	1,328	—
Total costs and expenses	56,419	49,238

Operating income	76,888	52,416

Interest and other income	3,322	3,708
Interest and other expense	(3,387)	(4,102)
Income before income taxes	76,823	52,022

Income tax expense	(26,433)	(18,301)
Net income	50,390	33,721
Net income attributable to non-controlling interests	(4,484)	(3,577)
Net income attributable to Royal Gold stockholders	$45,906	$30,144

Net income	$50,390	$33,721
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	(12,262)	152
Comprehensive income	38,128	33,873
Comprehensive income attributable to non-controlling interests	(4,484)	(3,577)
Comprehensive income attributable to Royal Gold stockholders	$33,644	$30,296

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.83	$0.55
Basic weighted average shares outstanding	55,259,009	55,014,930
Diluted earnings per share	$0.82	$0.55
Diluted weighted average shares outstanding	55,533,248	55,279,193
Cash dividends declared per common share	$0.26	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Six Months Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$50,390	$33,721
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	38,639	34,930
Gain on distribution to non-controlling interest	(3,284)	(2,709)
Non-cash stock-based compensation expense	4,066	3,207
Tax benefit of stock-based compensation exercises	(3,086)	(952)
Restructuring on royalty interests in mineral properties	1,328	—
Deferred tax benefit	(847)	(1,208)
Changes in assets and liabilities:
Royalty receivables	(15,693)	(12,505)
Prepaid expenses and other assets	1,385	1,631
Accounts payable	(194)	(301)
Income taxes payable	1,947	2,237
Other liabilities	785	3,303
Net cash provided by operating activities	$75,436	$61,354

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(148,182)	(279,500)
Proceeds on sale of Inventory-restricted	4,842	4,260
Deferred acquisition costs	—	(2,057)
Other	(128)	(96)
Net cash (used in) investing activities	$(143,468)	$(277,393)

Cash flows from financing activities:
Borrowing from credit facility	100,000	—
Repayment of debt	(37,800)	(23,000)
Common stock dividends	(12,209)	(9,953)
Distribution to non-controlling interests	(6,315)	(5,123)
Proceeds from the issuance of common stock	2,917	—
Tax benefit of stock-based compensation exercises	3,086	952
Other	—	(274)
Net cash provided by (used in) financing activities	$49,679	$(37,398)
Net increase (decrease) in cash and equivalents	(18,353)	(253,437)
Cash and equivalents at beginning of period	114,155	324,846
Cash and equivalents at end of period	$95,802	$71,409

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Operations

Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties and similar interests.  Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any, and we use the terms “royalties” in these notes to the consolidated financial statements to refer to royalties, gold or silver stream interests, and other similar interests.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on August 18, 2011 (“Fiscal 2011 10-K”).

Reclassification

Costs and expenses previously classified as Exploration and business development are now included within the General and administrative caption.  Further, certain amounts previously classified as Costs of Operations are now included within the General and administrative caption or the Production taxes caption in the Company’s consolidated statements of operations and comprehensive income.  The following table reflects these reclassifications for the three and six months ended December 31, 2010:

	Three Months Ended December 31, 2010			Six Months Ended December 31, 2010
	Previously			Previously
	Reported	Reclass	Adjusted	Reported	Reclass	Adjusted
	Balance	Adjustment	Balance	Balance	Adjustment	Balance
Costs and expenses (in thousands):
Costs of operations	$3,949	$(3,949)	$—	$5,140	$(5,140)	$—
General and administrative	3,930	1,645	5,575	7,654	2,965	10,619
Production taxes	—	3,131	3,131	—	3,689	3,689
Exploration and business development	827	(827)	—	1,514	(1,514)	—

These reclassifications had no effect on reported operating income or net income attributable to Royal Gold stockholders for the prior period presented.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The provisions of ASU 2011-05 are effective for the Company’s quarter beginning July 1, 2012.  Since ASU 2011-05 addresses financial presentation only, its adoption will not impact the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting for Standards Update No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  ASU 2011-12 is effective for the Company’s quarter beginning July 1, 2012.  We do not expect the adoption of ASU 2011-12 to have a material impact on the Company’s consolidated financial position or results of operations.

2.                                      ROYALTY ACQUISITIONS

Mt. Milligan II Gold Stream Acquisition

On December 14, 2011, Royal Gold and one of its wholly-owned subsidiaries entered into an Amended and Restated Purchase and Sale Agreement (the “Milligan II Agreement”) with Thompson Creek Metals Company Inc. (“Thompson Creek”) and one of its wholly-owned subsidiaries whereby Royal Gold, among other things, agreed to purchase an additional 15% of the payable ounces of gold from the Mt. Milligan copper-gold project in exchange for a total of $270 million, $112 million of which was paid on December 19, 2011 (the “Milligan II Acquisition”).  Thompson Creek intends to use the proceeds from the Milligan II Acquisition to finance a portion of the construction of the Mt. Milligan project and related costs.

In the original Mt. Milligan gold stream transaction (the “Milligan I Acquisition”), which Royal Gold completed in October 2010, Royal Gold agreed to purchase 25% of the payable ounces of gold produced from the Mt. Milligan project in exchange for a total of $311.5 million, $226.5 million of which was paid at closing.  Under the Milligan II Agreement, Royal Gold increased its aggregate investment (including amounts previously funded pursuant to the Milligan I Acquisition and commitments for future funding) from $311.5 million to $581.5 million, and agreed to purchase a total of 40% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold).

Following the $112 million payment made on December 19, 2011, and taking into account payments totaling $252.6 million made by Royal Gold pursuant to the Milligan I Acquisition, Royal Gold will make future scheduled payments to Thompson Creek in the aggregate amount of $216.9 million, which will be paid on a quarterly basis commencing on March 1, 2012.  The amount of each quarterly payment to be made in calendar year 2012 is $45 million (representing an aggregate of $180 million in calendar year 2012), and the amount of each quarterly payment to be made in calendar year 2013 is $12 million for each of the first two quarters of calendar year 2013 and $12.9 million in the third quarter of calendar year 2013 (representing an aggregate of $36.9 million in calendar year 2013).  Following the scheduled payment in

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the third quarter of 2013, Royal Gold will have satisfied its obligations to make quarterly payments to Thompson Creek.  Royal Gold’s obligation to make these quarterly payments is subject to the satisfaction of certain conditions included in the Milligan II Agreement (including that the aggregate amount of historical payments made by Royal Gold plus the applicable quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the applicable quarterly payment).  In the event that a quarterly payment is postponed as a result of the failure by Thompson Creek to satisfy a condition precedent, all subsequent quarterly payments will be adjusted forward one full calendar quarter until such time as all conditions precedent have been satisfied for the next scheduled quarterly payment.

The Milligan II acquisition has been accounted for as an asset acquisition.  The $112 million paid at closing as part of the Milligan II Agreement, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.  As of December 31, 2011, Royal Gold has a remaining commitment of $216.9 million to Thompson Creek.

Tulsequah Chief Gold and Silver Stream Acquisition

On December 22, 2011, Royal Gold, through one of its wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Tulsequah Agreement”) with Chieftain Metals, Inc. (“Chieftain”) whereby Royal Gold, among other things, agreed to purchase specified percentages of the payable gold and the payable silver produced from the Tulsequah Chief project in British Columbia from Chieftain in exchange for aggregate payment advances to Chieftain of $60 million, $10 million of which was paid on December 28, 2011.  Chieftain will use these payment advances to fund a portion of the development costs of the Tulsequah Chief project.

Following the initial $10 million payment advance, upon satisfaction of certain conditions set forth in the Tulsequah Agreement, Royal Gold will make additional payments (each, an “Additional Payment”) to Chieftain in an amount not to exceed $50 million in the aggregate.  Upon commencement of production at the Tulsequah Chief project, Royal Gold will purchase (i) 12.50% of the payable gold with a cash payment equal to the lesser of $450 or the prevailing market price for each payable ounce of gold until 48,000 ounces have been delivered to Royal Gold and 7.50% of the payable gold with a cash payment equal to the lesser of $500 or the prevailing market price for each additional ounce of payable gold thereafter, and (ii) 22.50% of the payable silver with a cash payment equal to the lesser of $5.00 or the prevailing market price for each payable ounce of silver until 2,775,000 ounces have been delivered to Royal Gold and 9.75% of the payable silver with a cash payment equal to the lesser of $7.50 or the prevailing market price for each additional ounce of payable silver thereafter.

Under the circumstances described in the Tulsequah Agreement, Royal Gold has the right to suspend its obligations to make all Additional Payments.  Upon such a suspension, the streaming percentages for payable gold and payable silver described above will each be reduced to 6.50% for all payable gold and payable silver from the Tulsequah Chief project, although the per ounce cash payment prices will remain the same.

The Tulsequah Chief acquisition has been accounted for as an asset acquisition.  The $10 million paid at closing, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.  As of December 31, 2011, Royal Gold has $50 million remaining in Additional Payments to Chieftain.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.             ROYALTY INTERESTS IN MINERAL PROPERTIES

The following summarizes the Company’s royalty interests in mineral properties as of December 31, 2011 and June 30, 2011.

As of December 31, 2011 (Amounts in thousands):	Cost	Restructuring	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$—	$(20,989)	$252,009
Voisey’s Bay	150,138	—	(24,603)	125,535
Peñasquito	99,172	—	(7,148)	92,024
Las Cruces	57,230	—	(4,149)	53,081
Mulatos	48,092	—	(16,141)	31,951
Wolverine	45,158	—	(576)	44,582
Dolores	44,878	—	(5,140)	39,738
Canadian Malartic	38,800	—	(1,561)	37,239
Gwalia Deeps	28,119	—	(2,950)	25,169
Holt	25,428	—	(1,717)	23,711
Inata	24,871	—	(6,516)	18,355
Leeville	18,322	—	(13,831)	4,491
Robinson	17,825	—	(9,341)	8,484
Cortez	10,630	—	(9,648)	982
Other	183,999	—	(105,967)	78,032
	1,065,660	—	(230,277)	835,383

Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Mt. Milligan	365,786	—	—	365,786
Other (Note 7)	31,171	(1,328)	—	29,843
	769,062	(1,328)	—	767,734

Exploration stage royalty interests	195,876	—	—	195,876
Total royalty interests in mineral properties	$2,030,598	$(1,328)	$(230,277)	$1,798,993

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2011 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(13,076)	$259,922
Voisey’s Bay	150,138	(15,526)	134,612
Peñasquito	99,172	(5,457)	93,715
Las Cruces	57,230	(2,615)	54,615
Mulatos	48,092	(14,199)	33,893
Dolores	44,878	(4,005)	40,873
Wolverine	45,158	(257)	44,901
Canadian Malartic	38,800	(367)	38,433
Holt	25,428	(620)	24,808
Inata	24,871	(5,158)	19,713
Gwalia Deeps	22,854	(1,715)	21,139
Leeville	18,322	(12,920)	5,402
Robinson	17,825	(8,827)	8,998
Cortez	10,630	(9,619)	1,011
Other	178,143	(97,386)	80,757
	1,054,539	(191,747)	862,792

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Mt. Milligan	227,596	—	227,596
Other	26,250	—	26,250
	625,951	—	625,951

Exploration stage royalty interests	201,696	—	201,696
Total royalty interests in mineral properties	$1,882,186	$(191,747)	$1,690,439

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.             AVAILABLE FOR SALE SECURITIES

The Company’s available for sale securities as of December 31, 2011 and June 30, 2011 consists of the following:

	As of December 31, 2011
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(12,127)	$16,447
Other	203	—	(80)	123
	$28,777	$—	$(12,207)	$16,570

	As of June 30, 2011
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(28)	$28,546
Other	203	127	—	$330
	$28,777	$127	$(28)	$28,876

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  There were no write downs on our available-for-sale securities during the three or six months ended December 31, 2011.  The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s Kerr-Sulphurets-Mitchell project.

5.             DEBT

The Company’s current and non-current debt as of December 31, 2011 and June 30, 2011 consists of the following:

	As of December 31, 2011 (Amounts in thousands)		As of June 30, 2011 (Amounts in thousands)
	Current	Non-current	Current	Non-current
Credit facility	$—	$170,000	$—	$100,000
Term loan	15,600	102,700	15,600	110,500
Total debt	$15,600	$272,700	$15,600	$210,500

During the quarter ended December 31, 2011, the Company borrowed $100 million under its revolving credit facility to help fund the Milligan II Acquisition, which is discussed in Note 2.  As discussed in the

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Company’s Fiscal 2011 10-K, the Company has financial covenants associated with its revolving credit facility and term loan.  At December 31, 2011, the Company was in compliance with each financial covenant.

6.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$123	$113	$238	$244
Stock appreciation rights	329	202	624	368
Restricted stock	565	800	1,651	1,270
Performance stock	851	808	1,553	1,325
Total stock-based compensation expense	$1,868	$1,923	$4,066	$3,207

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

There were 0 and 24,800 stock options granted during the three months ended December 31, 2011 and 2010, respectively.  There were 18,796 and 24,800 stock options granted during the six months ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, there was $0.8 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

There were 0 and 51,500 stock-settled appreciated rights (“SSARs”) granted during the three months ended December 31, 2011 and 2010, respectively.  There were 42,804 and 51,500 SSARs granted during the six months ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, there was $1.8 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 2.0 years.

There were 0 and 53,100 shares of restricted stock granted during the three months ended December 31, 2011 and 2010, respectively. There were 44,950 and 53,100 shares of restricted stock granted during the six months ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, there was $6.6 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 4.0 years.

There were 0 and 60,500 shares of performance stock granted during the three months ended December 31, 2011 and 2010, respectively.  There were 49,600 and 60,500 shares of performance stock granted during the six months ended December 31, 2011 and 2010, respectively.  During the three months ended December 31, 2011 and 2010, 14,375 and 0 shares of performance stock, respectively, vested at a weighted-average grant date fair value of $49.66 and $0.  During the six months ended December 31, 2011 and 2010, 14,375 and 74,500 shares of performance stock, respectively, vested at a weighted-average grant date fair value of $49.66 and $42.53.  As of December 31, 2011, there was $2.7 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 1.9 years.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

7.             RESTRUCTURING ON ROYALTY INTERESTS IN MINERAL PROPERTIES

The Company owns a net smelter return royalty on the Relief Canyon property located in Nevada.  From November 2010 to October 2011, the Company had been involved in managing this interest in bankruptcy proceedings of the owner of the Relief Canyon project.  On August 24, 2011, the Company entered into an Amended and Restated Net Smelter Return Royalty Agreement with the property owner, pursuant to which the royalty rate was reduced from 4% to 2%, and the ten mile area of interest was eliminated.  The Company elected to amend the royalty agreement in order to enhance project economics and the probability of recognizing royalty revenue.  As a result of the amendment to the Relief Canyon royalty agreement, the Company recorded a restructuring charge of approximately $1.3 million during the quarter ended September 30, 2011, which was based on the Company’s estimate of fair value.  The Company’s carrying value for the Relief Canyon royalty interest was approximately $1.2 million as of December 31, 2011.

8.             EARNINGS PER SHARE (“EPS”)

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(in thousands, except share data)		(in thousands, except share data)
Net income available to Royal Gold common stockholders	$23,411	$18,312	$45,906	$30,144
Weighted-average shares for basic EPS	55,329,463	55,043,160	55,259,009	55,014,930
Effect of other dilutive securities	245,351	265,549	274,239	264,263
Weighted-average shares for diluted EPS	55,574,814	55,308,709	55,533,248	55,279,193
Basic earnings per share	$0.42	$0.33	$0.83	$0.55
Diluted earnings per share	$0.42	$0.33	$0.82	$0.55

Our calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares.  Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.                                      INCOME TAXES

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax expense	$14,051	$11,374	$26,433	$18,301
Effective tax rate	36.7%	35.4%	34.4%	35.2%

The increase in the effective tax rate for the three month period ended December 31, 2011, is primarily related to an increase in tax expense related to earnings from non-U.S. subsidiaries. The decrease in the effective tax rate for the six month period ended December 31, 2011 is primarily related to the decrease in tax expense related to unrealized foreign exchange gains.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2007.

As of December 31, 2011 and June 30, 2011, the Company had $20.6 million and $18.8 million of total gross unrecognized tax benefits, respectively.  The increase in gross unrecognized tax benefits was primarily related to tax positions of International Royalty Corporation entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  These increases were offset by a decrease in the unrecognized tax benefits as a result of statute of limitations expiring during the period.  If recognized, these unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At December 31, 2011 and June 30, 2011, the amount of accrued income-tax-related interest and penalties was $2.0 million and $1.5 million, respectively.

10.                               SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of royalty acquisition and management activities.  Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

					Royalty Interests in
	Royalty Revenue				Mineral Property, net
	Three Months Ended		Six Months Ended		As of	As of
	December 31,		December 31,		December 31,	June 30,
	2011	2010	2011	2010	2011	2011
Canada	28%	16%	24%	13%	41%	36%
Chile	25%	21%	26%	20%	37%	40%
Mexico	19%	19%	18%	16%	10%	11%
United States	16%	31%	20%	29%	3%	3%
Australia	5%	5%	5%	6%	4%	5%
Africa	4%	6%	4%	13%	1%	2%
Other	3%	2%	3%	3%	4%	3%

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

	Fair Value at December 31, 2011
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$284	$284	$—	$—
Marketable equity securities(2)	16,570	16,570	—	—
	$16,854	$16,854	$—	$—

(1)  Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)  Included in Available for sale securities in the Company’s consolidated balance sheets.

The carrying amount of our long-term debt (including the current portion) approximates fair value as of December 31, 2011.

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

As of December 31, 2011, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the six months ended December 31, 2011, except as discussed in Note 7.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

12.                               COMMITMENTS AND CONTINGENCIES

Mt. Milligan Gold Stream Acquisition

Refer to Note 2 for discussion on the Company’s commitment to Thompson Creek as part of the Mt. Milligan gold stream acquisitions.

Tulsequah Chief Gold and Silver Stream Acquisition

Refer to Note 2 for discussion on the Company’s commitment to Chieftain as part of the Tulsequah Chief gold and silver stream acquisition.

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

On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited (“Vale Inco”) and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine to Vale Inco.  The claim asserts that Vale Inco is incorrectly calculating the NSR and requests an order in respect of the correct calculation of future payments.  The claim also requests specific damages for underpayment of past royalties to the date of the claim in an amount not less than $29 million, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase.

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

CVP receives its royalty from the Cortez Joint Venture in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 12,759 and 15,255 ounces of gold as of December 31, 2011 and June 30, 2011, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $7.2 million and $8.1 million as of December 31, 2011

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

and June 30, 2011, respectively, while the fair value of such ounces was approximately $19.5 million and $23.0 million as of December 31, 2011 and June 30 2011, respectively.  None of the gold currently held in inventory as of December 31, 2011 and June 30, 2011, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

14.                               SUBSEQUENT EVENT

Common Stock Offering

In January 2012, we sold 4,000,000 shares of our common stock, at a price of $67.10 per share, resulting in proceeds of approximately $268.4 million.  The Company intends to use the net proceeds of the offering to fund acquisitions of additional royalty interests, to fund near-term commitments resulting from the Milligan II Acquisition and to repay debt, including debt incurred to fund the Milligan II Acquisition.

Debt Repayment

On February 2, 2012, the Company paid the $170 million outstanding under its revolving credit facility.  Following the repayment, the Company has $225 million available under its revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 18, 2011 (the “Fiscal 2011 10-K”).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” and other types of royalty interests throughout this MD&A.  These terms are defined in our Fiscal 2011 10-K.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties and similar interests.  Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any, and we use the term “royalties” in this Quarterly Report on Form 10-Q to refer to royalties, gold or silver stream interests, and other similar interests.  We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalties.  We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive auctions.

As of December 31, 2011, the Company owned royalties on 38 producing properties, 22 development stage properties and 128 exploration stage properties, of which the Company considers 40 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on the properties in which we hold royalty interests.  During the three months ended December 31, 2011, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver, copper and nickel, together with the amounts of production from our producing stage royalty interests.  The price of gold, silver, copper, nickel and other metals have fluctuated widely in recent years.  The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and declines in the price of gold, silver, copper or nickel could have a material and adverse effect on the Company’s results of operations and financial condition.

For the three and six months ended December 31, 2011 and 2010, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Three months ended				Six months ended
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,688	66%	$1,367	65%	$1,695	68%	$1,295	69%
Silver ($/ounce)	$31.87	6%	$26.43	6%	$35.39	6%	$22.67	5%
Copper ($/pound)	$3.40	15%	$3.92	11%	$3.74	13%	$3.60	10%
Nickel ($/pound)	$8.30	9%	$10.70	12%	$9.16	9%	$10.15	11%
Other	N/A	4%	N/A	6%	N/A	4%	N/A	5%

Recent Developments

Mt. Milligan II Gold Stream Acquisition

On December 14, 2011, Royal Gold and one of its wholly-owned subsidiaries entered into an Amended and Restated Purchase and Sale Agreement (the “Milligan II Agreement”) with Thompson Creek Metals Company Inc. (“Thompson Creek”) and one of its wholly-owned subsidiaries whereby Royal Gold, among other things, agreed to purchase an additional 15% of the payable ounces of gold from the Mt. Milligan copper-gold project in exchange for a total of $270 million, $112 million of which was paid on December 19, 2011 (the “Milligan II Acquisition”).  Thompson Creek intends to use the proceeds from the Milligan II Acquisition to finance a portion of the construction of the Mt. Milligan project and related costs.

In the original Mt. Milligan gold stream transaction (the “Milligan I Acquisition”), which Royal Gold completed in October 2010, Royal Gold agreed to purchase 25% of the payable ounces of gold produced from the Mt. Milligan project in exchange for a total of $311.5 million, $226.5 million of which was paid at closing.  Under the Milligan II Agreement, Royal Gold increased its aggregate investment (including amounts previously funded pursuant to the Milligan I Acquisition and commitments for future funding) from $311.5 million to $581.5 million, and agreed to purchase a total of 40% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold).

Following the $112 million payment made on December 19, 2011, and taking into account payments totaling $252.6 million made by Royal Gold pursuant to the Milligan I Acquisition, Royal Gold will make future scheduled payments to Thompson Creek in the aggregate amount of $216.9 million, which will be paid on a quarterly basis commencing on March 1, 2012.  The amount of each quarterly payment to be made in calendar year 2012 is $45 million (representing an aggregate of $180 million in calendar year 2012), and the amount of each quarterly payment to be made in calendar year 2013 is $12 million for each of the first two quarters of calendar year 2013 and $12.9 million in the third quarter of calendar year 2013 (representing an aggregate of $36.9 million in calendar year 2013).  Following the scheduled payment in the third quarter of 2013, Royal Gold will have satisfied its obligations to make quarterly payments to Thompson Creek.  Royal Gold’s obligation to make these quarterly payments is subject to the satisfaction of certain conditions included in the Milligan II Agreement (including that the aggregate amount of historical payments made by Royal Gold plus the applicable quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the applicable quarterly payment).  In the event that a quarterly payment is postponed as a result of the failure by Thompson Creek to satisfy a condition precedent, all subsequent quarterly payments will be adjusted forward one full calendar quarter until such time as all conditions precedent have been satisfied for the next scheduled quarterly payment.  As of December 31, 2011, Royal Gold has a remaining commitment of $216.9 million to Thompson Creek.

Mt. Milligan is an open pit copper-gold project that Thompson Creek reports is in the middle stages of construction and that it estimates that production will commence in 2013. According to a National Instrument 43-101 technical report regarding the Mt. Milligan project filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) under Thompson Creek’s profile on October 13, 2011, proven and probable reserves total 482 million tonnes (0.20% copper; 0.39 g/t gold), containing 2.1 billion pounds of copper and 6.0 million ounces of gold, which reserves are estimated to support a mine life of approximately 22 years, with the project estimated to produce approximately 194,000 ounces of gold per year over the life of the mine, including estimated average production of 262,500 ounces of gold annually during the first six years of operation.

Tulsequah Chief Gold and Silver Stream Acquisition

On December 22, 2011, Royal Gold, through one of its wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Tulsequah Agreement”) with Chieftain Metals, Inc. (“Chieftain”) whereby Royal Gold, among other things, agreed to purchase specified percentages of the payable gold and the payable silver produced from the Tulsequah Chief project in British Columbia from Chieftain in exchange for aggregate payment advances to Chieftain of $60 million, $10 million of which was paid on December 28, 2011.  Chieftain will use these payment advances to fund a portion of the development costs of the Tulsequah Chief project.

Following the initial $10 million payment advance, upon satisfaction of certain conditions set forth in the Tulsequah Agreement, Royal Gold will make additional payments (each, an “Additional Payment”) to Chieftain in an amount not to exceed $50 million in the aggregate.  Upon commencement of production at the Tulsequah Chief project, Royal Gold will purchase (i) 12.50% of the payable gold with a cash payment equal to the lesser of $450 or the prevailing market price for each payable ounce of gold until 48,000 ounces have been delivered to Royal Gold and 7.50% of the payable gold with a cash payment equal to the lesser of $500 or the prevailing market price for each additional ounce of payable gold thereafter, and (ii) 22.50% of the payable silver with a cash payment equal to the lesser of $5.00 or the prevailing market price for each payable ounce of silver until 2,775,000 ounces have been delivered to Royal Gold and 9.75% of the payable silver with a cash payment equal to the lesser of $7.50 or the prevailing market price for each additional ounce of payable silver thereafter.

Under the circumstances described in the Tulsequah Agreement, Royal Gold has the right to suspend its obligations to make all Additional Payments.  Upon such a suspension, the streaming percentages for payable gold and payable silver described above will each be reduced to 6.50% for all payable gold and payable silver from the Tulsequah Chief project, although the per ounce cash payment prices will remain the same.

The Tulsequah Chief project is a high grade polymetallic deposit located in northwestern British Columbia, Canada, approximately 40 miles northeast of Juneau, Alaska.  Chieftain is completing a feasibility study, following a June 2011 Preliminary Economic Assessment (“PEA”) filed on SEDAR under Chieftain’s profile on July 29, 2011, and anticipates that the project will be operational in calendar 2015.  In the PEA, Chieftain has reported mineralization totaling 6.0 million tonnes at an average grade of 2.63 grams of gold per tonne and 96 grams of silver per tonne.  The reported mineralization will support a 9-year mine life.

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

Please refer to our Fiscal 2011 10-K for further discussion of our principal producing and development royalty interests.

Producing Royalties

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo(1)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced (until 910,000 payable ounces; 50% thereafter)
Canadian Malartic	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	1.0% to 1.5% sliding-scale NSR
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR
Dolores	Chihuahua, Mexico	Minefinders Corporation, Ltd. (“Minefinders”)	3.25% NSR; 2.0% NSR (silver)
Holt	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Las Cruces	Andalucía, Spain	Inmet Mining Corporation (“Inmet”)	1.5% NSR (copper)
Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR
Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Robinson	Nevada, USA	Quadra FNX Mining Ltd. (“Quadra”)	3.0% NSR (copper, gold, silver, molybdenum)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale	2.7% NSR (nickel, copper, cobalt)
Wolverine	Yukon Territory, Canada	Yukon Zinc Corporation (“Yukon Zinc”)	0.00% to 9.45% sliding-scale NSR (gold and silver)

(1)          There have been approximately 73,000 cumulative payable ounces produced as of December 31, 2011.

(2)          The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 804,000 cumulative ounces of gold have been produced as of December 31, 2011.

Development Royalties

Royalty or similar interests
Mine	Location	Operator	(Gold unless otherwise stated)
Mt. Milligan	British Columbia, Canada	Thompson Creek Metals Inc. (“Thompson Creek”)	40% of the payable gold
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR; 1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty for Calendar 2011

We received annual production estimates from the operators of our producing mines during the first calendar quarter of 2011.  The following table shows such production estimates for our principal producing properties for calendar 2011 as well as the actual production reported to us by the various operators through December 31, 2011.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on any updates at our cornerstone and principal producing or development properties.

Operators’ Production Estimate by Royalty for Calendar 2011 and Reported Production

Principal Producing Properties

For the period January 1, 2011 through December 31, 2011

	Calendar 2011 Operator’s Production			Reported Production through
	Estimate(1)			December 31, 2011(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	49,000	—	—	48,708	—	—
Canadian Malartic(3)	190,000	—	—	150,252	—	—
Cortez GSR1	125,000	—	—	135,100	—	—
Cortez GSR2	1,000	—	—	947	—	—
Cortez GSR3	126,000	—	—	136,047	—	—
Cortez NVR1	91,000	—	—	102,987	—	—
Dolores(4)	65,000	3.3 million	—	74,371	3.6 million	—
Holt(5)	23,000	—	—	32,673	—	—
Las Cruces
Copper			111 million			92.4 million
Leeville	454,000	—	—	418,671	—	—
Mulatos(6)	145,000	—	—	146,375	—	—
Peñasquito(7)	250,000	—	—	232,774	17.9 million	—
Lead			—			142.0 million
Zinc			—			265.7 million
Robinson(8)	25,000	—	—	34,210	—	—
Copper			95 million			89.5 million
Voisey’s Bay(9)
Copper			N/A			118.9 million
Nickel			N/A			122.0 million
Wolverine(9)	N/A	N/A	—	967	643,189	—

(1)         There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2011 10-K for information regarding factors that could affect actual results.

(2)         Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2011 through December 31, 2011, as reported to us by the operators of the mines.

(3)         Production estimate reflects the entire project.  Osisko did not provide a breakdown of production subject to our royalty interest.  During the fourth quarter of calendar 2011, Osisko lowered its calendar 2011 production estimate to between 190,000 and 200,000 ounces of golf from earlier guidance of 359,000 ounces of gold.  Production began during the second quarter of calendar 2011.

(4)         Minefinders estimated that calendar 2011 production for gold would be between 65,000 ounces and 70,000 ounces of gold and silver production would be between 3.3 million ounces and 3.5 million ounces of silver.

(5)         St Andrew estimated that calendar 2011 gold production would be between 23,000 and 26,000 ounces of gold.  Reported production for the twelve months ended December 31, 2011, includes approximately 1,400 gold ounces attributable to the quarter ended December 31, 2010.

(6)         Alamos estimated that calendar 2011 gold production would be between 145,000 and 160,000 ounces of gold.

(7)         Goldcorp estimated that calendar 2011 gold production would be 250,000 ounces.  Goldcorp did not provide production guidance for silver, lead and zinc.

(8)         Quadra estimated that calendar 2011 gold production would be between 25,000 and 30,000 ounces of gold.  Quadra estimated that copper production would be between 95 million pounds and 100 million pounds of copper.

(9)         The Company did not receive calendar 2011 production guidance from the operator.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

Teck reported that operational improvements are underway to increase plant throughput to meet or exceed design capacity of 55,000 tonnes per day.  A study is also being conducted to evaluate the possibility of increasing annual copper production by 30% to 60%.

Canadian Malartic

Osisko reported that they continue to advance the installation of two cone crushers to achieve an overall mill throughput of 55,000 to 60,000 tonnes per day.  The first cone crusher is expected to be operational in the first quarter of calendar 2012, and the second cone crusher is expected to arrive on site in the early part of the second quarter of calendar 2012.  Osisko also announced that calendar 2012 production will range from 610,000 to 670,000 ounces of gold.  However, not all of these ounces are subject to Royal Gold’s royalty interest.

Cortez

Production at Cortez decreased during the period as Barrick continues to prioritize production from their higher grade Cortez Hills operations that is not covered by our royalty interest.  As a result, we may continue to see variability in production from Cortez until they return to steady state mining at the Pipeline complex.

Dolores

Minefinders reported that their board of directors approved a $160 to $200 million, two-year mill expansion project.  The mill is expected to start-up in the first quarter of calendar 2014.

Holt

St Andrew reported that production continued to increase during the quarter as scheduled and that development activities at the mine have improved.  St Andrew Goldfields expects to reach its steady state production rate of 1,000 tonnes per day by the end of the first quarter of calendar 2012.  St Andrew announced that it estimates calendar 2012 production of between 90,000 and 100,000 ounces of gold, which approximately 50% is expected to come from the Holt mine.

Las Cruces

Inmet announced during the quarter that reactor performance continues to improve and they expect to produce 61,700 to 68,600 of copper cathode, or about 90% of design capacity, in calendar year 2012, which represents an approximate 55% increase over calendar 2011 results.

Mt. Milligan

Thompson Creek reported that construction at the Mt. Milligan project is 31% complete and that overall engineering, procurement, construction and management progress is 50% complete.  Thompson

Creek also reported that the project remains on schedule with production expected to begin in the fourth quarter of calendar 2013.

Mulatos

Alamos reported that the gravity mill is on track to commence processing high-grade material from the Escondida zone, which is expected to significantly increase production to over 200,000 ounces per year for the next three years.  The operator believes that higher crusher throughput will offset grade decline and allow the company to maintain similar production levels from ongoing heap leach operations as in prior years.

Pascua-Lama

Barrick reported that approximately 55% of the projected capital costs of $4.7 to $5.0 billion have been committed as of December 31, 2011.  Barrick also reiterated that they expect gold production to commence in mid-calendar 2013 with an expected annual production of 800,000 to 850,000 ounces in the first full five years of operation.

Peñasquito

Goldcorp estimates that their supplemental ore feed system for the high pressure grinding roll circuit will be completed in the first quarter of calendar 2012, and that they expect to reach the 130,000 tonnes per day design throughput during the same period.  Goldcorp expects higher grades and throughput rates in calendar 2012, and estimates calendar 2012 production of 425,000 ounces of gold and 26 million ounces of silver.

Robinson

Production at Robinson decreased during the period and Quadra reported that performance was impacted by both planned and unplanned mill maintenance issues.  A localized pit wall failure resulted in delaying access to areas of high grade ore at the bottom of the Ruth pit, although this was partially offset with production from stockpiled ore.  Quadra also reported continuing grade improvements as mining moved into the higher grade benches at the bottom of the Ruth pit.

Voisey’s Bay

Reported production at Voisey’s Bay increased during the period due to an increase in copper concentrate shipments.

Results of Operations

Quarter Ended December 31, 2011, Compared to Quarter Ended December 31, 2010

For the quarter ended December 31, 2011, we recorded net income attributable to Royal Gold stockholders of $23.4 million, or $0.42 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $18.3 million, or $0.33 per basic and diluted share, for the quarter ended December 31, 2010.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset by an increase in depletion expense during the period, which is also discussed further below.

For the quarter ended December 31, 2011, we recognized total royalty revenue of $68.8 million, compared to royalty revenue of $56.3 million for the quarter ended December 31, 2010.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Quarter Ended December 31, 2011 and 2010

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)		Royalty Revenue	Reported Production(1)
Andacollo	Gold	$16,180	13,070	oz.	$11,332	11,087	oz.
Voisey’s Bay		$12,044			$8,057
	Nickel		27.4 million	lbs.		22.5 million	lbs.
	Copper		78.6 million	lbs.		39.6 million	lbs.
Peñasquito		$6,307			$5,849
	Gold		67,827	oz.		54,775	oz.
	Silver		5.0 million	oz.		5.1 million	oz.
	Lead		40.2 million	lbs.		38.3 million	lbs.
	Zinc		78.4 million	lbs.		58.1 million	lbs.
Holt	Gold	$4,234	11,461	oz.	N/A	N/A
Mulatos	Gold	$3,571	43,223	oz.	$3,038	47,834	oz.
Leeville	Gold	$3,101	102,946	oz.	$2,588	105,998	oz.
Cortez	Gold	$2,657	23,609	oz.	$7,640	89,445	oz.
Robinson		$1,947			$3,461
	Gold		7,193	oz.		12,655	oz.
	Copper		21.1 million	lbs.		24.7 million	lbs.
Dolores		$1,669			$872
	Gold		20,663	oz.		13,741	oz.
	Silver		887,007	oz.		466,496	oz.
Canadian Malartic	Gold	$1,534	54,141	oz.	N/A	N/A
Las Cruces	Copper	$1,477	28.1 million	lbs.	$991	16.7 million	lbs.
Other(2)	Various	$14,121	N/A		$12,488	N/A
Total Royalty Revenue		$68,842			$56,316

(1)          Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended December 31, 2011 and 2010, as reported to us by the operators of the mines.

(2)          “Other” includes all of the Company’s non-principal producing royalties as of December 31, 2011.  Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the quarter ended December 31, 2011, compared with the quarter ended December 31, 2010, resulted primarily from an increase in the average gold and silver prices, increased production at Andacollo and Voisey’s Bay, the continued ramp-up at Peñasquito, and the start of production at Holt and Canadian Malartic.  These increases were partially offset by decreases in production at Cortez and Robinson during the period.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.

General and administrative expenses decreased to $5.1 million for the quarter ended December 31, 2011, from $5.6 million for the quarter ended December 31, 2010.  The decrease was primarily due a decrease in fees associated with tax consulting and tax preparation services during the period.

Depreciation, depletion and amortization increased to $21.4 million for the quarter ended December 31, 2011, from $16.0 million for the quarter ended December 31, 2010.  The increase was primarily attributable to increases in production at Andacollo and Voisey’s Bay, which resulted in additional depletion expense of approximately $3.3 million during the period.  The increase was also attributable to the start of production at Holt and Canadian Malartic, which resulted in additional depletion expense of approximately $1.2 million during the period.

Interest and other income decreased to $0.5 million for the three months ended December 31, 2011, from $2.3 million for the three months ended December 31, 2010.  The decrease was primarily due to a $1.5 million decrease in distributions of Inventory — restricted attributable to non-controlling interest holders.

During the quarter ended December 31, 2011, we recognized income tax expense totaling $14.1 million compared with $11.4 million during the quarter ended December 31, 2010.  This resulted in an effective tax rate of 36.7% in the current period, compared with 35.4% in the quarter ended December 31, 2010.  The increase in the effective tax rate for the three months ended December 31, 2010 is primarily related to an increase in tax expense related to earnings from non-U.S. subsidiaries.

Six Months Ended December 31, 2011, Compared to Six Months Ended December 31, 2010

For the six months ended December 31, 2011, we recorded net income attributable to Royal Gold stockholders of $45.9 million, or $0.83 per basic share and $0.82 per diluted share, as compared to net income attributable to Royal Gold stockholders of $30.1 million, or $0.55 per basic and diluted share, for the six months ended December 31, 2010.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset by an increase in production taxes, depletion expense and the royalty restructuring charge during the period, each of which are discussed further below.

For the six months ended December 31, 2011, we recognized total royalty revenue of $133.3 million, compared to total royalty revenue of $101.7 million for the six months ended December 31, 2010.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the six months ended December 31, 2011 compared to the six months ended December 31, 2010 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Six Months Ended December 31, 2011 and 2010

(In thousands, except reported production ozs. and lbs.)

		Six Months Ended December 31, 2011			Six Months Ended December 31, 2010
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Andacollo	Gold	$33,019	26,356	oz.	$19,506	19,992	oz.
Voisey’s Bay		$19,273			$11,563
	Nickel		50.1 million	lbs.		40.7 million	lbs.
	Copper		94.6 million	lbs.		43.5 million	lbs.
Peñasquito		$12,133			$8,855
	Gold		116,448	oz.		90,399	oz.
	Silver		8.9 million	oz.		8.3 million	oz.
	Lead		69.4 million	lbs.		60.3 million	lbs.
	Zinc		145.8 million	lbs.		97.1 million	lbs.
Cortez	Gold	$7,763	66,465	oz.	$10,127	122,579	oz.
Robinson		$5,634			$6,589
	Gold		16,165	oz.		31,667	oz.
	Copper		49.0 million	lbs.		53.2 million	lbs.
Holt	Gold	$7,828	20,858	oz.	N/A	N/A
Leeville	Gold	$6,170	204,186	oz.	$5,222	228,832	oz.
Mulatos	Gold	$5,969	72,699	oz.	$4,761	76,859	oz.
Dolores		$3,094			$1,271
	Gold		36,608	oz.		22,220	oz.
	Silver		1.6 million	oz.		626,750	oz.
Las Cruces	Copper	$2,788	51.9 million	lbs.	$1,866	34.2 million	lbs.
Canadian Malartic	Gold	$2,844	114,967	oz.	N/A	N/A
Other(2)	Various	$26,792	N/A		$31,894	N/A
Total Royalty Revenue		$133,307			$101,654

(1)          Reported production relates to the amount of metal sales, subject to our royalty interests, for the six months ended December 31, 2011 and December 31, 2010, as reported to us by the operators of the mines.

(2)          “Other” includes all of the Company’s non-principal producing royalties as of December 31, 2011.  Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period, with the exception of Taparko during the six months ended December 31, 2010, which totaled royalty revenue of approximately $8.6 million.

The increase in royalty revenue for the six months ended December 31, 2011, compared with the six months ended December 31, 2010, resulted primarily from an increase in the average gold, silver and copper prices, increased production at Andacollo, Voisey’s Bay and Dolores, the continued ramp-up at Peñasquito, and the start of production at Holt and Canadian Malartic.  These increases were partially offset during the period due to a decrease in production at Cortez and Robinson and lower revenue from Taparko, which was due to the dollar cap being met during the prior period.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.

Production taxes increased to $5.1 million for the six month ended December 31, 2011, from $3.7 million for the six months ended December 31, 2010.  The increase was primarily due to an increase in the mining proceeds tax expense associated with our Voisey’s Bay royalty, which was due to increased royalty revenue from the Voisey’s Bay royalty during the period.

Depreciation, depletion and amortization increased to $38.6 million for the six months ended December 31, 2011, from $34.9 million for the six months ended December 31, 2010.  The increase was primarily attributable to an increase in production at Andacollo and Voisey’s Bay, which resulted in additional depletion expense of approximately $6.0 million during the period.  The increase was also attributable to the start of production at Holt and Canadian Malartic, which resulted in additional depletion expense of approximately $2.3 million during the period.  These increases were partially offset by a decrease in depletion at Taparko of approximately $4.3 million, which was due to the dollar cap being met during the prior period.

During the quarter ended September 30, 2011, the Company incurred a restructuring charge of approximately $1.3 million related to its royalty interest at Relief Canyon.  Refer to Note 7 of our notes to consolidated financial statements for further discussion on the restructuring charge.

During the six months ended December 31, 2011, we recognized income tax expense totaling $26.4 million compared with $18.3 million during the six months ended December 31, 2010.  This resulted in an effective tax rate of 34.4% in the current period, compared with 35.2% during the six months ended December 31, 2010.  The decrease in the effective tax rate for the six months ended December 31, 2011 is primarily related to the decrease in tax expense related to unrealized foreign exchange gains.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 13 to the notes to consolidated financial statements in the Company’s Fiscal 2011 10-K.

Liquidity and Capital Resources

Overview

At December 31, 2011, we had current assets of $166.1 million compared to current liabilities of $30.2 million for a current ratio of 6 to 1.  This compares to current assets of $169.3 million and current liabilities of $28.9 million at June 30, 2011, resulting in a current ratio of approximately 6 to 1.

During the quarter ended December 31, 2011, liquidity needs were met from $68.8 million in royalty revenues, our available cash resources and an additional $100 million borrowing under our revolving credit facility.  As of December 31, 2011, the Company had $170 million outstanding and $55 million available under its $225 million revolving credit facility.  In addition, as of December 31, 2011, the Company had $118.3 million outstanding under its term loan facility.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service (current and long-term), general and administrative expense costs, exploration costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for royalty acquisitions, including the remaining commitments as part of the Mt. Milligan and  Tulsequah Chief  acquisitions discussed earlier.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we would seek additional debt or equity financing opportunities as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2011 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Dividend Increase

On November 16, 2011, we announced an increase in our annual dividend for calendar 2012 from $0.44 to $0.60, payable in four quarterly payments of $0.15 each.  The first quarter calendar 2012 dividend of $0.15 per share was paid on January 20, 2012, to shareholders of record at the close of business on January 6, 2012.

Common Stock Offering

In January 2012, we sold 4,000,000 shares of our common stock, at a price of $67.10 per share, resulting in proceeds of approximately $268.4 million.  Goldman, Sachs & Co. acted as the sole underwriter for the offering.  The Company intends to use the net proceeds of the offering to fund acquisitions of additional royalty interests, to fund near-term commitments resulting from the Milligan II Acquisition and to repay debt, including debt incurred to fund the Milligan II Acquisition.

Debt Repayment

On February 2, 2012, the Company repaid the $170 million outstanding under its revolving credit facility.  Following the repayment, the Company has $225 million available under its revolving credit facility.

Recently Issued Accounting Standards

Please refer to Note 1 of the notes to consolidated financial statements for a discussion on recently issued accounting standards.

Critical Accounting Policies

Available-for-Sale-Securities

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  There were no write downs on our available-for-sale securities during the three or six months ended December 31, 2011.  The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s Kerr-Sulphurets-Mitchell project.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•                  changes in gold and other metals prices on which our royalties are paid or prices associated with the primary metals mined at properties where we hold interests;

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

•                  mine operating and ore processing facility problems, pit wall or tailings dam failures, environmental matters, natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

•                  changes in project parameters as plans of the operators of properties where we hold interests are refined;

•                  changes in estimates of reserves and mineralization by the operators of properties where we hold interests;

•                  contests to our royalties and title and other defects to the properties where we hold interests;

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

•                  risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental and permitting laws, community unrest and labor disputes, enforcement and uncertain political and economic environments;

•                  risks associated with issuances of additional common stock or incurrence of indebtedness in connection with acquisitions or otherwise;

•                  acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the properties where we hold interests;

•                  changes in management and key employees; and

•                  failure to complete future acquisitions;

as well as other factors described elsewhere in this report, our Fiscal 2011 10-K and our other reports filed with the SEC.  Most of these factors are beyond our ability to predict or control.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  Forward-looking statements speak only as of the date on which they are made.  We disclaim any obligation to update any forward-looking statements made herein, except as required by law.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

During the six month period ended December 31, 2011, we reported royalty revenues of $133.3 million, with an average gold price for the period of $1,695 per ounce, an average copper price of $3.74 per pound and an average nickel price of $9.16 per pound.  Approximately 68% of our total recognized revenues for the six months ended December 31, 2011 were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A.  For the six months ended December 31, 2011, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $11.3 million and $11.1 million, respectively.

Approximately 13% of our total recognized revenues for the six months ended December 31, 2011 were attributable to copper sales from our copper producing royalty interests.  For the six months ended December 31, 2011, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $2.1 million, respectively.

Approximately 9% of our total recognized revenues for the six months ended December 31, 2011 were attributable to nickel sales from our nickel producing royalty interests.  For the six months ended December 31, 2011, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $1.9 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2011, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s royalty.  There was no material development to this litigation during the three months ended December 31, 2011.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2011 10-K.

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

Date: February 2, 2012
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer

Date: February 2, 2012
	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 15, 2011 and incorporated herein by reference).*

10.2

First Amendment to the Intercreditor Agreement by and among JPMorgan Chase Bank, N.A., RGLD Gold AG and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 15, 2011 and incorporated herein by reference).

10.3

Purchase and Sale Agreement by and between RGLD Gold AG and Chieftain Metals Inc. dated as of December 22, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 28, 2011 and incorporated herein by reference).*

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