Form 10-Q
period 2012-03-31
ROYAL GOLD INC
filed 2012-05-03
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 58,835,885 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 25, 2012.  In addition, as of such date, there were 813,826 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	March 31,	June 30,
	2012	2011
ASSETS
Cash and equivalents	$183,338	$114,155
Royalty receivables	62,086	48,828
Prepaid expenses and other current assets	6,089	6,290
Total current assets	251,513	169,273

Royalty interests in mineral properties, net (Note 3)	1,824,565	1,690,439
Available for sale securities (Note 4)	20,474	28,876
Other assets	12,404	14,114
Total assets	$2,108,956	$1,902,702

LIABILITIES
Current portion of long-term debt (Note 5)	$15,600	$15,600
Accounts payable	2,180	2,499
Dividends payable	8,947	6,093
Income tax payable	520	676
Other current liabilities	3,938	3,993
Total current liabilities	31,185	28,861

Long-term debt (Note 5)	98,800	210,500
Net deferred tax liabilities	151,806	152,564
Uncertain tax positions	17,653	18,836
Other long-term liabilities	3,836	4,246
Total liabilities	303,280	415,007

Commitments and contingencies (Note 13)

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 58,596,101 and 54,231,787 shares outstanding, respectively	586	543
Exchangeable shares, no par value, 1,806,649 shares issued, less 992,823 and 900,854 redeemed shares, respectively	35,816	39,864
Additional paid-in capital	1,604,019	1,319,697
Accumulated other comprehensive (loss) income	(8,303)	54
Accumulated earnings	148,500	100,004
Total Royal Gold stockholders’ equity	1,780,618	1,460,162
Non-controlling interests	25,058	27,533
Total equity	1,805,676	1,487,695
Total liabilities and equity	$2,108,956	$1,902,702

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	March 31,	March 31,
	2012	2011
Royalty revenues	$69,638	$55,546

Costs and expenses
General and administrative	4,431	5,230
Production taxes	2,593	2,601
Depreciation, depletion and amortization	19,721	15,838
Total costs and expenses	26,745	23,669

Operating income	42,893	31,877

Interest and other income	476	756
Interest and other expense	(1,552)	(1,986)
Income before income taxes	41,817	30,647

Income tax expense	(14,864)	(10,339)
Net income	26,953	20,308
Net income attributable to non-controlling interests	(954)	(743)
Net income attributable to Royal Gold stockholders	$25,999	$19,565

Net income	$26,953	$20,308
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	3,904	(44)
Comprehensive income	30,857	20,264
Comprehensive income attributable to non-controlling interests	(954)	(743)
Comprehensive income attributable to Royal Gold stockholders	$29,903	$19,521

Net income per share available to Royal Gold common stockholders:

Basic earnings per share	$0.44	$0.36
Basic weighted average shares outstanding	58,953,216	55,076,556
Diluted earnings per share	$0.44	$0.35
Diluted weighted average shares outstanding	59,169,314	55,337,201
Cash dividends declared per common share	$0.15	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Nine Months Ended
	March 31,	March 31,
	2012	2011
Royalty revenues	$202,944	$157,199

Costs and expenses
General and administrative	15,786	15,849
Production taxes	7,690	6,290
Depreciation, depletion and amortization	58,360	50,768
Restructuring on royalty interests in mineral properties	1,328	—
Total costs and expenses	83,164	72,907

Operating income	119,780	84,292

Interest and other income	3,798	4,464
Interest and other expense	(4,939)	(6,088)
Income before income taxes	118,639	82,668

Income tax expense	(41,297)	(28,641)
Net income	77,342	54,027
Net income attributable to non-controlling interests	(5,438)	(4,320)
Net income attributable to Royal Gold stockholders	$71,904	$49,707

Net income	$77,342	$54,027
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	(8,357)	107
Comprehensive income	68,985	54,134
Comprehensive income attributable to non-controlling interests	(5,438)	(4,320)
Comprehensive income attributable to Royal Gold stockholders	$63,547	$49,814

Net income per share available to Royal Gold common stockholders:

Basic earnings per share	$1.27	$0.90
Basic weighted average shares outstanding	56,486,455	55,035,172
Diluted earnings per share	$1.26	$0.90
Diluted weighted average shares outstanding	56,738,805	55,301,023
Cash dividends declared per common share	$0.41	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$77,342	$54,027
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	58,360	50,768
Gain on distribution to non-controlling interest	(3,725)	(2,798)
Non-cash stock-based compensation expense	5,560	5,010
Tax benefit of stock-based compensation exercises	(3,317)	(1,031)
Restructuring on royalty interests in mineral properties	1,328	—
Deferred tax benefit	(714)	(1,680)
Changes in assets and liabilities:
Royalty receivables	(13,258)	(6,139)
Prepaid expenses and other assets	128	(223)
Accounts payable	(316)	(201)
Income taxes payable (receivable)	3,161	(901)
Other liabilities	(1,647)	5,519
Net cash provided by operating activities	$122,902	$102,351

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(193,662)	(279,500)
Proceeds on sale of Inventory - restricted	5,514	4,396
Deferred acquisition costs	—	(2,083)
Other	(157)	1,348
Net cash (used in) investing activities	$(188,305)	$(275,839)

Cash flows from financing activities:
Borrowing from credit facility	100,000	19,500
Repayment of debt	(211,700)	(23,000)
Common stock dividends	(20,554)	(16,042)
Distribution to non-controlling interests	(7,917)	(6,068)
Proceeds from the issuance of common stock	271,440	—
Tax benefit of stock-based compensation exercises	3,317	1,031
Other	—	(1,008)
Net cash provided by (used in) financing activities	$134,586	$(25,587)
Net increase (decrease) in cash and equivalents	69,183	(199,075)
Cash and equivalents at beginning of period	114,155	324,846
Cash and equivalents at end of period	$183,338	$125,771

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and nine months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on August 18, 2011 (“Fiscal 2011 10-K”).

Reclassification

Costs and expenses previously classified as Exploration and business development are now included within the General and administrative caption.  Further, certain amounts previously classified as Costs of Operations are now included within the General and administrative caption or the Production taxes caption in the Company’s consolidated statements of operations and comprehensive income.  The following table reflects these reclassifications for the three and nine months ended March 31, 2011:

	Three Months Ended March 31, 2011			Nine Months Ended March 31, 2011
	Previously			Previously
	Reported	Reclass	Adjusted	Reported	Reclass	Adjusted
	Balance	Adjustment	Balance	Balance	Adjustment	Balance
Costs and expenses (in thousands):
Costs of operations	$3,544	$(3,544)	$—	$8,684	$(8,684)	$—
General and administrative	3,182	2,048	5,230	10,836	5,013	15,849
Production taxes	—	2,601	2,601	—	6,290	6,290
Exploration and business development	1,105	(1,105)	—	2,619	(2,619)	—

These reclassifications had no effect on reported operating income or net income attributable to Royal Gold stockholders for the prior period presented.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The provisions of ASU 2011-05 are effective for the Company’s quarter beginning July 1, 2012.  Since ASU 2011-05 addresses financial presentation only, its adoption will not impact the Company’s consolidated financial position or results of operations.

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

2.             ROYALTY ACQUISITIONS

Mt. Milligan II Gold Stream Acquisition

On December 14, 2011, Royal Gold and one of its wholly-owned subsidiaries entered into an Amended and Restated Purchase and Sale Agreement (the “Milligan II Agreement”) with Thompson Creek Metals Company Inc. (“Thompson Creek”) and one of its wholly-owned subsidiaries.  Among other things, Royal Gold agreed to purchase an additional 15% of the payable ounces of gold from the Mt. Milligan copper-gold project in exchange for payment advances totaling $270 million, of which $112 million was paid on December 19, 2011, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold, as discussed further below (the “Milligan II Acquisition”).  Thompson Creek intends to use the proceeds from the Milligan II Acquisition to finance a portion of the construction of the Mt. Milligan project and related costs.

In the original Mt. Milligan gold stream transaction (the “Milligan I Acquisition”), which Royal Gold completed in October 2010, Royal Gold agreed to purchase 25% of the payable ounces of gold produced from the Mt. Milligan project in exchange for a total of $311.5 million, $226.5 million of which was paid at closing.  In addition and also part of the Milligan I Acquisition, Royal Gold was to pay Thompson Creek a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to Royal Gold and the lesser of $450 or the prevailing market price for each additional ounce thereafter.  Under the Milligan II Agreement, Royal Gold increased its aggregate investment (including amounts previously funded pursuant to the Milligan I Acquisition and commitments for future funding) from $311.5 million to $581.5 million, and agreed to purchase a total of 40% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold).

In addition to the $112 million payment made on December 19, 2011 and the payments totaling $252.6 million made by Royal Gold pursuant to the Milligan I Acquisition, the Milligan II Agreement requires Royal Gold to make scheduled payments to Thompson Creek in the aggregate amount of $216.9 million, which are to be paid on a quarterly basis and commenced on March 6, 2012, with a payment of $45

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

million.  The amount of each quarterly payment to be made in calendar year 2012 is $45 million (representing an aggregate of $180 million in calendar year 2012), and the amount of each quarterly payment to be made in calendar year 2013 is $12 million for each of the first two quarters of calendar year 2013 and $12.9 million in the third quarter of calendar year 2013 (representing an aggregate of $36.9 million in calendar year 2013).  Following the scheduled payment in the third calendar quarter of 2013, Royal Gold will have satisfied its obligations to make quarterly payments to Thompson Creek.  Royal Gold’s obligation to make these quarterly payments is subject to the satisfaction of certain conditions included in the Milligan II Agreement (including that the aggregate amount of historical payments made by Royal Gold plus the applicable quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the applicable quarterly payment).  In the event that a quarterly payment is postponed as a result of the failure by Thompson Creek to satisfy a condition precedent, all subsequent quarterly payments will be adjusted forward one full calendar quarter until such time as all conditions precedent have been satisfied for the next scheduled quarterly payment.  As of March 31, 2012, Royal Gold has a remaining commitment of $171.9 million to Thompson Creek.

The Milligan II Acquisition has been accounted for as an asset acquisition.  The $112 million paid at closing and the $45 million paid on March 6, 2012, as part of the Milligan II Agreement, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.

Tulsequah Chief Gold and Silver Stream Acquisition

On December 22, 2011, Royal Gold, through one of its wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Tulsequah Agreement”) with Chieftain Metals, Inc. (“Chieftain”) whereby Royal Gold, among other things, agreed to purchase specified percentages of the payable gold and the payable silver produced from the Tulsequah Chief project in British Columbia from Chieftain.  Consideration for the transaction is comprised of payment advances totaling $60 million, of which $10 million was paid on December 28, 2011, and, when production is reached, cash payments for each gold and silver ounce delivered to Royal Gold, as discussed further below.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Tulsequah Chief acquisition has been accounted for as an asset acquisition.  The $10 million paid at closing, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.  As of March 31, 2012, Royal Gold has $50 million remaining in Additional Payments to Chieftain.

3.             ROYALTY INTERESTS IN MINERAL PROPERTIES

The following summarizes the Company’s royalty interests in mineral properties as of March 31, 2012 and June 30, 2011.

As of March 31, 2012 (Amounts in thousands):	Cost	Restructuring	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$—	$(24,327)	$248,671
Voisey’s Bay	150,138	—	(30,155)	119,983
Peñasquito	99,172	—	(8,142)	91,030
Las Cruces	57,230	—	(5,194)	52,036
Mulatos	48,092	—	(17,490)	30,602
Wolverine	45,158	—	(897)	44,261
Dolores	44,878	—	(5,651)	39,227
Canadian Malartic	38,800	—	(2,505)	36,295
Gwalia Deeps	28,119	—	(3,587)	24,532
Holt	25,428	—	(2,275)	23,153
Inata	24,871	—	(6,942)	17,929
Leeville	18,322	—	(14,216)	4,106
Robinson	17,825	—	(9,579)	8,246
Cortez	10,630	—	(9,659)	971
Other	183,999	—	(109,336)	74,663
	1,065,660	—	(249,955)	815,705

Development stage royalty interests:
Mt. Milligan	410,943	—	—	410,943
Pascua-Lama	372,105	—	—	372,105
Other (Note 8)	35,947	(1,328)	—	34,619
	818,995	(1,328)	—	817,667

Exploration stage royalty interests	191,193	—	—	191,193
Total royalty interests in mineral properties	$2,075,848	$(1,328)	$(249,955)	$1,824,565

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2011 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(13,076)	$259,922
Voisey’s Bay	150,138	(15,526)	134,612
Peñasquito	99,172	(5,457)	93,715
Las Cruces	57,230	(2,615)	54,615
Mulatos	48,092	(14,199)	33,893
Dolores	44,878	(4,005)	40,873
Wolverine	45,158	(257)	44,901
Canadian Malartic	38,800	(367)	38,433
Holt	25,428	(620)	24,808
Inata	24,871	(5,158)	19,713
Gwalia Deeps	22,854	(1,715)	21,139
Leeville	18,322	(12,920)	5,402
Robinson	17,825	(8,827)	8,998
Cortez	10,630	(9,619)	1,011
Other	178,143	(97,386)	80,757
	1,054,539	(191,747)	862,792

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Mt. Milligan	227,596	—	227,596
Other	26,250	—	26,250
	625,951	—	625,951

Exploration stage royalty interests	201,696	—	201,696
Total royalty interests in mineral properties	$1,882,186	$(191,747)	$1,690,439

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.             AVAILABLE FOR SALE SECURITIES

The Company’s available for sale securities as of March 31, 2012 and June 30, 2011 consists of the following:

	As of March 31, 2012
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(8,248)	$20,326
Other	203	—	(55)	148
	$28,777	$—	$(8,303)	$20,474

	As of June 30, 2011
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(28)	$28,546
Other	203	127	—	$330
	$28,777	$127	$(28)	$28,876

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three or nine months ended March 31, 2012.  The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2011 10-K.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s Kerr-Sulphurets-Mitchell project.

5.             DEBT

The Company’s current and non-current debt as of March 31, 2012 and June 30, 2011 consists of the following:

	As of March 31, 2012 (Amounts in thousands)		As of June 30, 2011 (Amounts in thousands)
	Current	Non-current	Current	Non-current
Credit facility	$—	$—	$—	$100,000
Term loan	15,600	98,800	15,600	110,500
Total debt	$15,600	$98,800	$15,600	$210,500

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the quarter ended December 31, 2011, the Company borrowed $100 million under its revolving credit facility to help fund the Milligan II Acquisition, which is discussed in Note 2, and had $170 million outstanding under the revolving credit facility.  On February 2, 2012, the Company repaid the $170 million outstanding under its revolving credit facility.  As of March 31, 2012, the Company has $225 million available under its revolving credit facility.

As discussed in the Company’s Fiscal 2011 10-K, the Company has financial covenants associated with its revolving credit facility and term loan.  At March 31, 2012, the Company was in compliance with each financial covenant.

6.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$111	$81	$349	$325
Stock appreciation rights	297	220	921	588
Restricted stock	572	389	2,223	1,659
Performance stock	514	1,113	2,067	2,438
Total stock-based compensation expense	$1,494	$1,803	$5,560	$5,010

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

There were no options granted during the three months ended March 31, 2012 and 2011, respectively.  There were 18,796 and 24,800 stock options granted during the nine months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was $0.6 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.89 years.

There were no stock-settled appreciated rights (“SSARs”) granted during the three months ended March 31, 2012 and 2011, respectively.  There were 42,804 and 51,500 SSARs granted during the nine months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was $1.5 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 1.79 years.

There were no shares of restricted stock granted during the three months ended March 31, 2012 and 2011, respectively.  There were 44,950 and 53,100 shares of restricted stock granted during the nine months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was $6.0 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.83 years.

There were no shares of performance stock granted during the three months ended March 31, 2012 and 2011, respectively.  There were 49,600 and 60,500 shares of performance stock granted during the nine months ended March 31, 2012 and 2010, respectively.  During the three months ended March 31, 2012 and 2011, 12,400 and 11,500 shares of performance stock, respectively, vested at a weighted-average

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

grant date fair value of $68.18 and $29.75.  During the nine months ended March 31, 2012 and 2011, 26,775 and 86,000 shares of performance stock, respectively, vested at a weighted-average grant date fair value of $58.24 and $29.75.  As of March 31, 2012, there was $2.2 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 1.64 years.

7.             STOCKHOLDERS’ EQUITY

Common Stock Offering

In January 2012, we sold 4,000,000 shares of our common stock, at a price of $67.10 per share, resulting in proceeds of approximately $268.4 million.  In February 2012, the Company used a portion of the net proceeds to repay the outstanding amounts under its revolving credit facility (see Note 5).  The Company intends to use the remaining net proceeds of the offering to fund acquisitions of additional royalty interests and to fund near-term commitments resulting from the Milligan II Acquisition (see Note 2).

8.             RESTRUCTURING ON ROYALTY INTERESTS IN MINERAL PROPERTIES

The Company owns a net smelter return royalty on the Relief Canyon property located in Nevada.  From November 2010 to October 2011, the Company was involved in managing this interest in bankruptcy proceedings of the former owner of the Relief Canyon project.  On August 24, 2011, the Company entered into an Amended and Restated Net Smelter Return Royalty Agreement with the former property owner, pursuant to which the royalty rate was reduced from 4% to 2%, and the ten mile area of interest was eliminated.  The Company elected to amend the royalty agreement in order to enhance project economics and the probability of recognizing royalty revenue.  As a result of the amendment to the Relief Canyon royalty agreement, the Company recorded a restructuring charge of approximately $1.3 million during the quarter ended September 30, 2011, which was based on the Company’s estimate of fair value.  The Company’s carrying value for the Relief Canyon royalty interest was approximately $1.2 million as of March 31, 2012.

9.             EARNINGS PER SHARE (“EPS”)

Basic earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised SSARs and unvested performance stock do not contain rights to dividends.  Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities.  Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(in thousands, except share data)		(in thousands, except share data)
Net income available to Royal Gold common stockholders	$25,999	$19,565	$71,904	$49,707
Weighted-average shares for basic EPS	58,953,216	55,076,556	56,486,455	55,035,172
Effect of other dilutive securities	216,098	260,645	252,350	265,851
Weighted-average shares for diluted EPS	59,169,314	55,337,201	56,738,805	55,301,023

Basic earnings per share	$0.44	$0.36	$1.27	$0.90

Diluted earnings per share	$0.44	$0.35	$1.26	$0.90

Our calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares.  Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock.

10.          INCOME TAXES

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax expense	$14,864	$10,339	$41,297	$28,641
Effective tax rate	35.6%	33.7%	34.8%	34.7%

The increase in the effective tax rate for the three months ended March 31, 2012 is primarily related to (i) an increase in tax expense related to earnings from non-U.S. subsidiaries, and (ii) an increase in tax expense related to changes in estimates for uncertain tax positions.  The increase in tax expense for the three months ended March 31, 2012 is partially offset by a decrease in tax expense relating to a decrease in foreign currency exchange gains.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2007.

As of March 31, 2012 and June 30, 2011, the Company had $17.7 million and $18.8 million of total gross unrecognized tax benefits, respectively.  The decrease in gross unrecognized tax benefits was primarily a result of statute of limitations expiring during the period.  In addition, there was additional tax recorded during the period primarily relating to tax positions of International Royalty Corporation entities taken prior to or upon the acquisition by the Company during fiscal year 2010 that is partially offset by tax credits.  If recognized, these unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2012 and June 30, 2011, the amount of accrued income-tax-related interest and penalties was $2.3 million and $1.5 million, respectively.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

11.          SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of royalty acquisition and management activities.  Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

					Royalty Interests in
	Royalty Revenue				Mineral Property, net
	Three Months Ended		Nine Months Ended		As of	As of
	March 31,		March 31,		March 31,	June 30,
	2012	2011	2012	2011	2012	2011
Canada	25%	23%	24%	16%	43%	36%
Chile	25%	22%	25%	21%	36%	40%
Mexico	23%	19%	20%	17%	10%	11%
United States	15%	22%	18%	26%	3%	3%
Australia	5%	6%	5%	6%	4%	5%
Africa	4%	5%	4%	10%	1%	2%
Other	3%	3%	4%	4%	3%	3%

12.          FAIR VALUE MEASUREMENTS

FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Fair Value at March 31, 2012
	(In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$50,280	$50,280	$—	$—
Marketable equity securities(2)	20,474	20,474	—	—
	$70,754	$70,754	$—	$—

(1)  Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)  Included in Available for sale securities in the Company’s consolidated balance sheets.

The carrying amount of our long-term debt (including the current portion) approximates fair value as of March 31, 2012.

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

As of March 31, 2012, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the nine months ended March 31, 2012, except as discussed in Note 8.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

13.          COMMITMENTS AND CONTINGENCIES

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

owned by Altius Investments Ltd. (10%), a company unrelated to Royal Gold, and the Company’s wholly-owned indirect subsidiary, Voisey’s Bay Holding Corporation (0.01%).

On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited (“Vale Canada”) and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to the calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine to Vale Canada.  The claim asserts that Vale Canada is incorrectly calculating the NSR and requests an order in respect of the correct calculation of future payments.  The claim also requests specific damages for underpayment of past royalties to the date of the claim in an amount not less than $29 million, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase.

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

CVP receives its royalty from the Cortez Joint Venture in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 12,491 and 15,255 ounces of gold as of March 31, 2012 and June 30, 2011, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $7.2 million and $8.1 million as of March 31, 2012 and June 30, 2011, respectively, while the fair value of such ounces was approximately $20.8 million and $23.0 million as of March 31, 2012 and June 30 2011, respectively.  None of the gold currently held in inventory as of March 31, 2012 and June 30, 2011, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

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

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties and similar interests.  Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any, and we use the term “royalties” in this Quarterly Report on Form 10-Q to refer to royalties, gold or silver stream interests, and other similar interests.  We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalties.  We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive divestitures.

As of March 31, 2012, the Company owned royalties on 38 producing properties, 26 development stage properties and 127 exploration stage properties, of which the Company considers 39 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on the properties in which we hold royalty interests.  During the three months ended March 31, 2012, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

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

For the three and nine months ended March 31, 2012 and 2011, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Three months ended				Nine months ended
	March 31, 2012		March 31, 2011		March 31, 2012		March 31, 2011
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,691	64%	$1,386	61%	$1,694	67%	$1,325	66%
Silver ($/ounce)	$32.63	8%	$31.86	6%	$34.47	7%	$25.69	5%
Copper ($/pound)	$3.77	8%	$4.38	10%	$3.75	11%	$3.85	10%
Nickel ($/pound)	$8.91	14%	$12.20	17%	$9.08	11%	$10.83	13%
Other	N/A	6%	N/A	6%	N/A	4%	N/A	6%

Recent Developments

Common Stock Offering

In January 2012, we sold 4,000,000 shares of our common stock, at a price of $67.10 per share, resulting in proceeds of approximately $268.4 million.  Goldman, Sachs & Co. acted as the sole underwriter for the offering.  In February 2012, the Company used a portion of the net proceeds to repay the outstanding amounts under its revolving credit facility (see Note 5 of our notes to consolidated financial statements).  The Company intends to use the remaining net proceeds of the offering to fund acquisitions of additional royalty interests and to fund near-term commitments resulting from the Milligan II Acquisition (see Note 2 of our notes to consolidated financial statements).

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

Please refer to our Fiscal 2011 10-K for further discussion of our principal producing and development royalty interests.

Producing Royalties

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo(1)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced (until 910,000 payable ounces; 50% thereafter)
Canadian Malartic	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	1.0% to 1.5% sliding-scale NSR
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR
Dolores	Chihuahua, Mexico	Pan American Silver Corp. (“Pan American”)	3.25% NSR; 2.0% NSR (silver)
Holt	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Las Cruces	Andalucía, Spain	Inmet Mining Corporation (“Inmet”)	1.5% NSR (copper)
Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR
Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Robinson	Nevada, USA	KGHM International Ltd. (“KGHM”)	3.0% NSR (copper, gold, silver, molybdenum)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Newfoundland & Labrador Limited (“Vale”)	2.7% NSR (nickel, copper, cobalt)

(1)             There have been approximately 86,000 cumulative payable ounces produced as of March 31, 2012.

(2)             The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 855,000 cumulative ounces of gold have been produced as of March 31, 2012.

Development Royalties

Royalty or similar interests
Mine	Location	Operator	(Gold unless otherwise stated)
Mt. Milligan	British Columbia, Canada	Thompson Creek Metals Inc. (“Thompson Creek”)	40% of the payable gold
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR; 1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty for Calendar 2012

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2012.  The following table shows such production estimates for our principal producing properties for calendar 2012 as well as the actual production reported to us by the various operators through March 31, 2012.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on any updates at our cornerstone and principal producing or development properties.

Operators’ Production Estimate by Royalty for Calendar 2012 and Reported Production

Principal Producing Properties

For the period January 1, 2012 through March 31, 2012

				Reported Production through
	Calendar 2012 Operator’s Production Estimate(1)			March 31, 2012(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	60,000	—	—	13,174	—	—
Canadian Malartic	565,000	—	—	90,845	—	—
Cortez GSR1	94,000	—	—	23,302	—	—
Cortez GSR2	12,000	—	—	60	—	—
Cortez GSR3	106,000	—	—	23,362	—	—
Cortez NVR1	83,000	—	—	16,695	—	—
Dolores	75,000-80,000	3.5-4.5 million	—	14,510	0.9 million	—
Holt	45,000-50,000	—	—	8,839	—	—
Las Cruces
Copper			136.0-151.2 million			29.9 million
Leeville	254,000	—	—	64,291	—	—
Mulatos(3)	200,000-220,000	—	—	50,493	—	—
Peñasquito	425,000	26 million	—	87,517	6.6 million	—
Lead			180 million			52.4 million
Zinc			400 million			75.9 million
Robinson(4)	N/A	—	—	5,673	—	—
Copper			N/A			23.8 million
Voisey’s Bay(4)
Copper			N/A			9.7 million
Nickel			N/A			50.9 million

(1)             There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2011 10-K for information regarding factors that could affect actual results.

(2)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2012 through March 31, 2012, as reported to us by the operators of the mines.

(3)    Reported production for the three months ended March 31, 2012, was estimated based on annual guidance provided by the operator.

(4)             The Company did not receive calendar 2012 production guidance from the operator.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

At Andacollo, current throughput is averaging 45,000 tonnes per day.  Teck is in the process of installing a two-stage crushing circuit to increase throughput to 55,000 tonnes per day.  Further circuit configuration and economic evaluation for the expansion will be undertaken based on the performance of the new crushing circuit during the second and third quarters of calendar 2012.

Canadian Malartic

Osisko continues to advance the installation of two cone crushers to achieve mill throughput of 50,000 tonnes per day.  Osisko reported that construction and installation of the first crusher is complete and commissioning is underway.  The second cone crusher is expected to arrive on-site in June 2012.

Cortez

Reported production at Cortez decreased during the period as Barrick continues to prioritize production from their higher grade Cortez Hills operations that is not covered by our royalty interest.  The Company expects production to remain at these lower levels until Barrick returns to steady state mining at the Pipeline Complex.

Dolores

On March 30, 2012, Pan American and Minefinders Corporation Ltd. (“Minefinders”) announced they completed the plan of arrangement whereby Pan American acquired all of the issued and outstanding common shares of Minefinders and now operates the Dolores mine.  Pan American stated that they plan to stabilize mine production at Dolores and that further work is needed to define the optimum size and cost for the proposed high grade mill.

Holt

St Andrew reported that their first quarter calendar 2012 production was in-line with their expectations.  Development of the project has progressed to enable an average mine production rate of 1,000 tonnes per day in the second quarter of calendar 2012.  With the expected ramp-up, St Andrew is projecting higher levels of production in the latter half of calendar 2012.

Leeville

A portion of the mine production at Leeville was derived from an area outside of our royalty area of interest.  As a result, our royalty revenue decreased over the prior period.

Mt. Milligan

Thompson Creek reported that as of December 31, 2011, project construction is 33% complete and that overall engineering, procurement, construction and management progress is 53% complete.  Thompson Creek announced during the quarter that capital costs at Mt. Milligan may be 10% to 20% higher than the previous estimate and is currently estimating approximately C$1.4 to C$1.5 billion to construct and develop the project. They have stated that the project remains on schedule with production expected to begin in the fourth quarter of calendar 2013.

Mulatos

Alamos expects to produce 200,000 to 220,000 ounces of gold, representing an increase of approximately 37% over calendar 2011 production.  This increase is due to the addition of a gravity mill that was commissioned in March 2012, which Alamos expects will significantly add to production throughout the remainder of calendar 2012.

Pascua-Lama

Barrick reported that approximately 70% of the previously announced mine construction capital of $4.7 to $5.0 billion has been committed as of March 31, 2012.  Barrick also reiterated that they expect gold production to commence in mid-calendar 2013 with an expected annual production of 800,000 to 850,000 ounces in the first full five years of operation.  Barrick noted that the project was being impacted by increased labor and commodity cost pressures and that they intend to complete a detailed capital cost and schedule review during the second quarter of calendar 2012.

Peñasquito

Goldcorp reported that the high pressure grinding roll supplemental ore feed system was successfully commissioned, positioning the mine to achieve its design processing capacity.  With this increased throughput, Goldcorp expects to produce 425,000 ounces of gold in calendar 2012, an increase of 67% over the prior period, with associated increases in silver, lead and zinc.

Robinson

A subsidiary of KGHM Polska Miedź S.A. completed the acquisition of Quadra FNX Mining during the quarter and now operates the Robinson mine.  KGHM is evaluating opportunities to increase production and extend the mine life at Robinson.

Voisey’s Bay

Reported nickel production at Voisey’s Bay increased during the period due to an increase in nickel concentrate shipments.  Variability in Vale’s shipping schedule will continue to be reflected in uneven metal sales quarter over quarter.

Results of Operations

Quarter Ended March 31, 2012, Compared to Quarter Ended March 31, 2011

For the quarter ended March 31, 2012, we recorded net income attributable to Royal Gold stockholders of $26.0 million, or $0.44 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $19.6 million, or $0.36 per basic share and $0.35 per diluted share, for the quarter ended March 31, 2011.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset by an increase in depletion expense and income tax expense during the period, which are also discussed further below.

For the quarter ended March 31, 2012, we recognized total royalty revenue of $69.6 million, compared to royalty revenue of $55.5 million for the quarter ended March 31, 2011.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Quarter Ended March 31, 2012 and 2011

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2012			March 31, 2011
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Andacollo	Gold	$16,782	13,174	oz.	$11,941	11,519	oz.
Voisey’s Bay		$10,726			$10,119
	Nickel		50.9 million	lbs.		32.3 million	lbs.
	Copper		9.7 million	lbs.		19.0 million	lbs.
Peñasquito		$9,156			$5,640
	Gold		87,517	oz.		51,460	oz.
	Silver		6.6 million	oz.		4.1 million	oz.
	Lead		52.4 million	lbs.		31.4 million	lbs.
	Zinc		75.9 million	lbs.		59.5 million	lbs.
Mulatos(2)	Gold	$4,230	50,493	oz.	$2,600	36,200	oz.
Holt	Gold	$3,281	8,839	oz.	$1,591	6,412	oz.
Robinson		$2,607			$2,842
	Gold		5,673	oz.		9,832	oz.
	Copper		23.8 million	lbs.		18.2 million	lbs.
Cortez	Gold	$2,595	23,362	oz.	$3,066	33,950	oz.
Canadian Malartic	Gold	$2,352	90,845	oz.	N/A	N/A
Leeville	Gold	$1,956	64,291	oz.	$3,464	139,214	oz.
Las Cruces	Copper	$1,706	29.9 million	lbs.	$1,362	21.3 million	lbs.
Dolores		$1,352			$1,365
	Gold		14,510	oz.		16,991	oz.
	Silver		0.9 million	oz.		0.9 million	oz.
Other(3)	Various	$12,895	N/A		$11,556	N/A
Total Royalty Revenue		$69,638			$55,546

(1)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended March 31, 2012 and 2011, as reported to us by the operators of the mines.

(2)             Reported production for the three months ended March 31,2012, was estimated based on annual guidance provided by the operator.

(3)             “Other” includes all of the Company’s non-principal producing royalties as of March 31, 2012.  Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the quarter ended March 31, 2012, compared with the quarter ended March 31, 2011, resulted primarily from an increase in the average gold and silver prices, increased production at Andacollo, Voisey’s Bay (nickel) and Mulatos, the continued ramp-up at Peñasquito and Holt, and the start of production at Canadian Malartic.  These increases were partially offset by a decrease in production at Leeville during the period.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our royalty interests.

General and administrative expenses decreased to $4.4 million for the quarter ended March 31, 2012, from $5.2 million for the quarter ended March 31, 2011.  The decrease was primarily due to a decrease in non-cash compensation expense and a decrease in fees associated with tax consulting and tax preparation services during the period.

Depreciation, depletion and amortization increased to $19.7 million for the quarter ended March 31, 2012, from $15.8 million for the quarter ended March 31, 2011.  The increase was primarily attributable to increases in production at Andacollo and Voisey’s Bay, which resulted in additional depletion expense of approximately $2.0 million during the period.  The increase was also attributable to the new production from Holt and Canadian Malartic, which resulted in additional depletion expense of approximately $1.2 million during the period.

Interest and other expense decreased to $1.6 million for the three months ended March 31, 2012, from $2.0 million for the three months ended March 31, 2011.  The decrease was primarily due to a decrease in interest expense, which was associated with lower outstanding balances on the Company’s debt facilities during the period.

During the quarter ended March 31, 2012, we recognized income tax expense totaling $14.9 million compared with $10.3 million during the quarter ended March 31, 2011.  This resulted in an effective tax rate of 35.6% in the current period, compared with 33.7% in the quarter ended March 31, 2011.   The increase in the effective tax rate for the three months ended March 31, 2012 is primarily related to (i) an increase in tax expense related to earnings from non-U.S. subsidiaries, and (ii) an increase in tax expense related to changes in estimates for uncertain tax positions.  The increase in tax expense for the three months ended March 31, 2012 is partially offset by a decrease in tax expense relating to a decrease in foreign currency exchange gains.

Nine Months Ended March 31, 2012, Compared to Nine Months Ended March 31, 2011

For the nine months ended March 31, 2012, we recorded net income attributable to Royal Gold stockholders of $71.9 million, or $1.27 per basic share and $1.26 per diluted share, as compared to net income attributable to Royal Gold stockholders of $49.7 million, or $0.90 per basic and diluted share, for the nine months ended March 31, 2011.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset by an increase in production taxes, depletion expense, income tax expense and the royalty restructuring charge during the period, each of which are discussed further below.

For the nine months ended March 31, 2012, we recognized total royalty revenue of $202.9 million, compared to total royalty revenue of $157.2 million for the nine months ended March 31, 2011.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Nine Months Ended March 31, 2012 and 2011

(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended			Nine Months Ended
		March 31, 2012			March 31, 2011
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Andacollo	Gold	$49,800	39,530	oz.	$31,446	31,511	oz.
Voisey’s Bay		$29,999			$21,683
	Nickel		101.0 million	lbs.		72.9 million	lbs.
	Copper		104.3 million	lbs.		62.5 million	lbs.
Peñasquito		$21,289			$14,495
	Gold		203,964	oz.		141,859	oz.
	Silver		15.5 million	oz.		12.4 million	oz.
	Lead		121.8 million	lbs.		91.7 million	lbs.
	Zinc		221.8 million	lbs.		156.6 million	lbs.
Holt	Gold	$11,108	29,697	oz.	$1,591	6,412	oz.
Cortez	Gold	$10,358	89,827	oz.	$13,192	156,529	oz.
Mulatos(2)	Gold	$10,199	123,192	oz.	$7,361	113,058	oz.
Robinson		$8,240			$9,431
	Gold		21,838	oz.		41,499	oz.
	Copper		72.8 million	lbs.		71.4 million	lbs.
Leeville	Gold	$8,127	268,477	oz.	$8,687	368,046	oz.
Canadian Malartic	Gold	$5,196	205,812	oz.	N/A	N/A
Las Cruces	Copper	$4,494	81.8 million	lbs.	$3,228	55.5 million	lbs.
Dolores		$4,447			$2,636
	Gold		51,118	oz.		39,211	oz.
	Silver		2.4 million	oz.		1.5 million	oz.
Other(3)	Various	$39,687	N/A		$43,449	N/A
Total Royalty Revenue		$202,944			$157,199

(1)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the nine months ended March 31, 2012 and March 31, 2011, as reported to us by the operators of the mines.

(2)             Reported production for the three months ended March 31, 2012, was estimated based on annual guidance provided by the operator.

(3)             “Other” includes all of the Company’s non-principal producing royalties as of March 31, 2012.  Individually, no royalty included within the “Other” category contributed greater than 5% of our total royalty revenue for either period, with the exception of Taparko during the nine months ended March 31, 2011, which totaled royalty revenue of approximately $9.6 million.

The increase in royalty revenue for the nine months ended March 31, 2012, compared with the nine months ended March 31, 2011, resulted primarily from an increase in the average gold and silver prices, increased production at Andacollo, Voisey’s Bay, Mulatos, Las Cruces and Dolores, the continued ramp-up at Peñasquito and Holt, and the start of production at Canadian Malartic.  These increases were partially offset during the period due to decreases in production at Cortez and Robinson and lower revenue from Taparko, which was due to the dollar cap being met during the prior period.  Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.

Production taxes increased to $7.7 million for the nine month ended March 31, 2012, from $6.3 million for the nine months ended March 31, 2011.  The increase was primarily due to an increase in the mining proceeds tax expense associated with our Voisey’s Bay royalty, which was due to increased royalty revenue from the Voisey’s Bay royalty during the period.

Depreciation, depletion and amortization increased to $58.4 million for the nine months ended March 31, 2012, from $50.8 million for the nine months ended March 31, 2011.  The increase was primarily attributable to an increase in production at Andacollo and Voisey’s Bay, which resulted in additional depletion expense of approximately $7.9 million during the period.  The increase was also attributable to the start of production at Holt and Canadian Malartic, which resulted in additional depletion expense of approximately $3.5 million during the period.  These increases were partially offset by a decrease in depletion at Taparko of approximately $4.3 million, which was due to the dollar cap being met during the prior period.

During the quarter ended September 30, 2011, the Company incurred a restructuring charge of approximately $1.3 million related to its royalty interest at Relief Canyon.  Refer to Note 8 of our notes to consolidated financial statements for further discussion on the restructuring charge.

Interest and other expense decreased to $4.9 million for the nine months ended March 31, 2012, from $6.1 million for the nine months ended March 31, 2011.  The decrease was primarily due to a decrease in interest expense, which was associated with lower outstanding balances on the Company’s debt facilities during the period.

During the nine months ended March 31, 2012, we recognized income tax expense totaling $41.3 million compared with $28.6 million during the nine months ended March 31, 2011.  This resulted in an effective tax rate of 34.8% in the current period, compared with 34.7% during the nine months ended March 31, 2011.  The slight increase in the effective tax rate for the nine months ended March 31, 2012 is primarily related to an increase in tax expense related to earnings from non-U.S. subsidiaries that is almost fully offset by a decrease in tax expense relating to a decrease in foreign currency exchange gains.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 13 to the notes to consolidated financial statements in the Company’s Fiscal 2011 10-K.

Liquidity and Capital Resources

Overview

At March 31, 2012, we had current assets of $251.5 million compared to current liabilities of $31.2 million for a current ratio of approximately 8 to 1.  This compares to current assets of $169.3 million and current liabilities of $28.9 million at June 30, 2011, for a current ratio of approximately 6 to 1.

During the quarter ended March 31, 2012, liquidity needs were met from $69.6 million in royalty revenues, our available cash resources, including proceeds of $268.4 million from our recent common stock offering, as discussed below.  As of March 31, 2012, the Company had $225 million available under its revolving credit facility.  In addition, as of March 31, 2012, the Company had no debt outstanding under its revolving credit facility and $114.4 million outstanding under its term loan facility.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service (current and long-term), general and administrative expense costs, exploration costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for royalty acquisitions, including the remaining commitments incurred in connection with the Mt. Milligan and Tulsequah Chief acquisitions, as discussed in Note 2 of our notes to consolidated financial statements.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we would seek additional debt or equity financing opportunities as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2011 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $122.9 million for the nine months ended March 31, 2012, compared to $102.3 million for the nine months ended March 31, 2011.  The increase in net cash provided by operating activities is primarily due to (i) an increase in net income, which primarily was due to an increase in royalty revenue, and (ii) an increase in depreciation, depletion and amortization expense, each of which are discussed in further detail earlier within this MD&A.  These increases were offset by an increase in our royalty receivables, which is attributable to an increase in royalty revenue during the third quarter of fiscal year 2012 when compared to the third quarter of fiscal year 2011.

Investing Activities

Net cash used in investing activities totaled $188.3 million for the nine months ended March 31, 2012, compared to $275.8 million for the nine months ended March 31, 2011.  The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions of royalty interests in mineral properties compared to the same period of the prior year.

Financing Activities

Net cash provided by financing activities totaled $134.6 million for the nine months ended March 31, 2012, compared to cash used in financing activities of $25.6 million for the nine months ended March 31, 2011.  The increase in net cash provided by financing activities is primarily due to the sale by the Company in January 2012 of 4,000,000 shares of its common stock, at a price of $67.10 per share, resulting in proceeds of approximately $268.4 million.  In December 2011, the Company borrowed $100 million under its revolving credit facility to help fund the Mt. Milligan II acquisition (see Note 2 of our notes to consolidated financial statements).  In February 2012, the Company used a portion of the net proceeds of the sale of its securities to repay the outstanding amounts under its revolving credit facility (see Note 5 of our notes to consolidated financial statements).  During the nine months ended March 31, 2012 and 2011, the Company made debt repayments of $211.7 and $23.0 million, respectively, and paid common stock dividends of $20.6 million and $16.0 million, respectively.

Recently Issued Accounting Standards

Please refer to Note 1 of the notes to consolidated financial statements for a discussion on recently issued accounting standards.

Critical Accounting Policies

Available-for-Sale-Securities

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three or nine months ended March 31, 2012.  The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2011 10-K.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s Kerr-Sulphurets-Mitchell project.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly impacted by changes in the market price of gold and, to a lesser extent, silver, copper, nickel and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues.  Certain of our royalty contracts have feature that may amplify the negative effects of a drop in commodity prices,” under Part I, Item 1A of our Fiscal 2011 10-K, for more information that can affect gold and other prices as well as historical gold, silver, nickel and copper prices.

During the nine month period ended March 31, 2012, we reported royalty revenues of $202.9 million, with an average gold price for the period of $1,694 per ounce, an average copper price of $3.75 per pound and an average nickel price of $9.08 per pound.  Approximately 67% of our total recognized revenues for the nine months ended March 31, 2012 were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A.  For the nine months ended March 31, 2012, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $14.4 million and $14.2 million, respectively.

Approximately 11% of our total recognized revenues for the nine months ended March 31, 2012 were attributable to copper sales from our copper producing royalty interests.  For the nine months ended March 31, 2012, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $2.7 million.

Approximately 11% of our total recognized revenues for the nine months ended March 31, 2012 were attributable to nickel sales from our nickel producing royalty interests.  For the nine months ended March 31, 2012, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $3.6 million.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company’s management, with the participation of the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 13 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s royalty.  There was no material development to this litigation during the three months ended March 31, 2012.

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

ITEM 4.                                                MINE SAFETY DISCLOSURE

Not applicable

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

ROYAL GOLD, INC.

Date: May 3, 2012
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2012
	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.