Form 10-K
period 2012-06-30
ROYAL GOLD INC
filed 2012-08-09
CIK 85535

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2012
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 30, 2011, as reported on the NASDAQ Global Select Market was $3,501,458,581. There were 58,885,405 shares of the Company's common stock, par value $0.01 per share, outstanding as of July 31, 2012. In addition, as of such date, there were 763,826 exchangeable shares of RG Exchangeco Inc., a subsidiary of registrant, outstanding which are exchangeable at any time into shares of the Company's common stock on a one-for-one basis and entitle their holders to dividend and other rights economically equivalent to those of the Company's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders scheduled to be held on November 14, 2012, and to be filed within 120 days after June 30, 2012, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

        This document (including information incorporated herein by reference) contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Royal Gold, Inc. and its subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report. In addition, please see our note about forward-looking statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), of this report.

 PART I

ITEM 1.    BUSINESS

Overview

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metal produced from the project after deducting specified costs, if any, and we use the term "royalties" in this Annual Report on Form 10-K to refer to royalties, gold or silver stream interests, and other similar interests. We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalties.

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

        As of June 30, 2012, the Company owned royalties on 39 producing properties, 26 development stage properties and 128 exploration stage properties, of which the Company considers 40 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2012, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

        As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2012 were as follows:

  (1)
  Our royalty revenues increased 22% to $263.1 million, compared with $216.5 million during fiscal year 2011;

  (2)
  We acquired the right to purchase an additional 15% of the payable gold produced from the Mt. Milligan copper-gold project located in British Columbia, Canada. In August 2012, the Company also agreed to purchase an additional 12.25% of the payable sold produced from Mt. Milligan;

  (3)
  We acquired the right to purchase specified percentages of the payable gold and silver produced from the Tulsequah Chief project located in British Columbia, Canada;

  (4)
  We acquired a 3.0% net smelter return royalty interest on all ores or minerals mined from the Ruby Hill mine located eastern Nevada;

  (5)
  We sold 4,000,000 shares of our common stock, at a price of $67.10 per share, resulting in proceeds of approximately $268.4 million;

  (6)
  We completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (the "2019 Notes"), which resulted in net proceeds of approximately $359.0 million; and

  (7)
  We increased our calendar year dividend to $0.60 per basic share, which is paid in quarterly installments throughout calendar year 2012. This represents a 36% increase compared with the dividend paid during calendar year 2011.

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

        Gold or Silver Stream:    A gold or silver purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of gold or silver, as applicable, produced from a mine, at a price determined for the life of the transaction by the purchase agreement.

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

Recent Business Developments

        Please refer to Item 7, MD&A, for discussion on recent liquidity and capital resource developments.

Ruby Hill Royalty Acquisition

        On May 23, 2012, the Company entered into and closed a Purchase and Sale Agreement (the "Agreement") with International Minerals Corporation ("IMC") and Metallic Ventures (U.S.), Inc., a wholly-owned indirect subsidiary of IMC, pursuant to which the Company acquired a 3.0% NSR royalty interest on all ores and minerals mined or otherwise recovered from the Ruby Hill mine owned and operated by an affiliate of Barrick Gold Corporation ("Barrick") in Eureka County, Nevada, for a purchase price of $38 million.

        Barrick reported that, as of December 31, 2011, proven and probable reserves at the Ruby Hill mine include 16.8 million tons of ore, at an average grade of 0.058 ounces per ton, containing approximately 978,000 ounces of gold. In addition, Barrick estimates additional mineralization of 107.6 million tons, at a grade of 0.021 ounces per ton. Barrick is a Canadian issuer and reports resources under National Instrument 43-101, Standards of Disclosure for Mineral Projects, of the Canadian Securities Administrators. The additional mineralization is reported by Barrick as measured and indicated resources and is in addition to mineral reserves. Calendar year 2011 production was 127,000 ounces of gold. The Company began accruing royalty revenue for the Ruby Hill royalty interest during the fourth quarter of fiscal year 2012 and received its first royalty payment in July 2012.

Tulsequah Chief Gold and Silver Stream Acquisition

        On December 22, 2011, Royal Gold, through one of its wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the "Tulsequah Agreement") with Chieftain Metals, Inc. ("Chieftain") whereby Royal Gold, among other things, agreed to purchase specified percentages of the payable gold and the payable silver produced from the Tulsequah Chief project in British Columbia from Chieftain. Consideration for the transaction is comprised of payment advances totaling $60 million, of which $10 million was paid on December 28, 2011, and, when production is reached, cash payments for each gold and silver ounce delivered to Royal Gold, as discussed further below.

        Following the initial $10 million payment advance, upon satisfaction of certain conditions set forth in the Tulsequah Agreement, Royal Gold will make additional payments (each, an "Additional Payment") to Chieftain in an amount not to exceed $50 million in the aggregate. Chieftain will use these payment advances to fund a portion of the development costs of the Tulsequah Chief project.

Upon commencement of production at the Tulsequah Chief project, Royal Gold will purchase (i) 12.50% of the payable gold with a cash payment equal to the lesser of $450 or the prevailing market price for each payable ounce of gold until 48,000 ounces have been delivered to Royal Gold and 7.50% of the payable gold with a cash payment equal to the lesser of $500 or the prevailing market price for each additional ounce of payable gold thereafter, and (ii) 22.50% of the payable silver with a cash payment equal to the lesser of $5.00 or the prevailing market price for each payable ounce of silver until 2,775,000 ounces have been delivered to Royal Gold and 9.75% of the payable silver with a cash payment equal to the lesser of $7.50 or the prevailing market price for each additional ounce of payable silver thereafter. As of June 30, 2012, Royal Gold has $50 million remaining in Additional Payments to Chieftain.

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

        The Tulsequah Chief project is a high grade polymetallic deposit located in northwestern British Columbia, Canada, approximately 40 miles northeast of Juneau, Alaska. Chieftain is completing a feasibility study, following a June 2011 Preliminary Economic Assessment ("PEA") filed on the System for Electronic Document Analysis and Retrieval ("SEDAR") under Chieftain's profile on July 29, 2011, and anticipates that the project will be operational in calendar 2015. In the PEA, Chieftain has reported indicated mineralization totaling 6.0 million tonnes at an average grade of 2.63 grams of gold per tonne 96 grams of silver per tonne, 1.42% copper, 6.44% zinc and 1.23% lead. The reported mineralization will support a 9-year mine life.

Mt. Milligan II and III Gold Stream Acquisitions

        On December 14, 2011, Royal Gold and one of its wholly-owned subsidiaries entered into an Amended and Restated Purchase and Sale Agreement (the "Milligan II Agreement") with Thompson Creek Metals Company Inc. ("Thompson Creek") and one of its wholly-owned subsidiaries. Among other things, Royal Gold agreed to purchase an additional 15% of the payable ounces of gold from the Mt. Milligan copper-gold project in exchange for payment advances totaling $270 million, of which $112 million was paid on December 19, 2011, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold, as discussed further below (the "Milligan II Acquisition").

        On August 8, 2012, Royal Gold and one of its wholly-owned subsidiaries entered into a First Amendment to Amended and Restated Purchase and Sale Agreement (the "Milligan III Agreement") with Thompson Creek and one of its wholly-owned subsidiaries. Among other things and subject to certain conditions, Royal Gold agreed to purchase an additional 12.25% of the payable ounces of gold from the Mt. Milligan project in exchange for payment advances totaling $200 million, of which $75 million will be paid shortly after the effectiveness of the Milligan III Agreement (the "Milligan III Acquisition"). Thompson Creek intends to use the proceeds from the Milligan II Acquisition and the Milligan III Acquisition to finance a portion of the construction of the Mt. Milligan project and related costs.

        The Milligan III Agreement will not become effective until the satisfaction of various conditions set forth therein, including, among other things, Thompson Creek amending certain provisions of its senior secured revolving credit agreement and approval of the lenders thereunder to the Milligan III Agreement. Royal Gold may terminate the Milligan III Agreement if the conditions are not satisfied within 30 days of the date of the Milligan III Agreement. If Royal Gold terminates the Milligan III

Agreement, or if the Milligan III Agreement otherwise fails to become effective, the Milligan II Agreement will continue as currently in effect.

        In the original Mt. Milligan gold stream transaction (the "Milligan I Acquisition"), which Royal Gold completed in October 2010, Royal Gold agreed to purchase 25% of the payable ounces of gold produced from the Mt. Milligan project in exchange for a total of $311.5 million, $226.5 million of which was paid at closing. In addition and also part of the Milligan I Acquisition, Royal Gold was to pay Thompson Creek a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to Royal Gold and the lesser of $450 or the prevailing market price for each additional ounce thereafter. Under the Milligan II Agreement, Royal Gold increased its aggregate investment (including amounts previously funded pursuant to the Milligan I Acquisition and commitments for future funding) from $311.5 million to $581.5 million, and agreed to purchase a total of 40% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold). Upon effectiveness of the Milligan III Agreement, Royal Gold will increase its aggregate investment from $581.5 million to $781.5 million and will be entitled to purchase a total of 52.25% of the payable ounces of gold produced from the Mt. Milligan project at the same purchase price set forth in the Milligan II Agreement.

        In addition to the $112 million payment made on December 19, 2011 and the payments totaling $252.6 million made by Royal Gold pursuant to the Milligan I Acquisition, the Milligan II Agreement requires Royal Gold to make future scheduled payments to Thompson Creek in the aggregate amount of $216.9 million, which are to be paid on a quarterly basis and commenced on March 6, 2012, with a payment of $45 million. The amount of each quarterly payment to be made in calendar year 2012 is $45 million (representing an aggregate of $180 million in calendar year 2012), and the amount of each quarterly payment to be made in calendar year 2013 is $12 million for each of the first two quarters of calendar year 2013 and $12.9 million in the third quarter of calendar year 2013 (representing an aggregate of $36.9 million in calendar year 2013). Upon the effectiveness of the Milligan III Agreement, the amount of future scheduled payments to Thompson Creek will increase to $326.9 million, with $75 million due three business days after effectiveness and the future scheduled quarterly payments being revised to total $251.9 million, with $45 million due September 1, 2012, $95 million due December 1, 2012, $62 million due March 1, 2013, $37 million due June 1, 2013 and $12.9 million due September 1, 2013.

        Royal Gold's obligation to make these quarterly payments is subject to the satisfaction of certain conditions included in the Milligan II Agreement and the Milligan III Agreement (including that the aggregate amount of historical payments made by Royal Gold plus the applicable quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the applicable quarterly payment). In the event that a quarterly payment is postponed as a result of the failure by Thompson Creek to satisfy a condition precedent, all subsequent quarterly payments will be adjusted forward one full calendar quarter until such time as all conditions precedent have been satisfied for the next scheduled quarterly payment. As of June 30, 2012, Royal Gold had a remaining commitment of $126.9 million to Thompson Creek, which amount would have been $326.9 million had the Milligan III Agreement been effective as of such date.

        According to a National Instrument 43-101 technical report regarding the Mt. Milligan project filed on SEDAR under Thompson Creek's profile on October 13, 2011, proven and probable reserves total 482 million tonnes (0.20% copper; 0.39 g/t gold), containing 2.1 billion pounds of copper and 6.0 million ounces of gold, which reserves are estimated to support a mine life of approximately 22 years, with the project estimated to produce approximately 194,000 ounces of gold per year over the life of the mine, including estimated average production of 262,500 ounces of gold annually during the first six years of operation.

Our Operational Information

Operating Segments, Geographical and Financial Information

        We manage our business under a single operating segment, consisting of the acquisition and management of royalties. Royal Gold's royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty Revenue			Royalty Interests in Mineral Property, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2012	2011	2010	2012	2011	2010
Chile	25%	21%	4%	35%	40%	42%
Canada	24%	19%	4%	43%	36%	27%
Mexico	20%	18%	15%	9%	11%	13%
United States	18%	24%	40%	5%	3%	5%
Africa	4%	9%	29%	1%	2%	2%
Australia	5%	5%	5%	3%	5%	6%
Other	4%	4%	3%	4%	3%	5%

        Please see "Operations in foreign jurisdictions are subject to many risks, which could decrease our royalty revenues," under Part I, Item 1A, Risk Factors, of this report for a description of the risks attendant to foreign operations.

        Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver, copper, and nickel, together with the amounts of production from our producing stage royalty interests as discussed further herein. During the fiscal year ended June 30, 2012, we derived approximately 75% of our royalty revenue from precious metals (including 68% from gold and 7% from silver), 11% from copper and 11% from nickel.

Competition

        The mining industry in general and the royalty segment in particular are competitive. We compete with other royalty companies, mine operators, and financial buyers in efforts to acquire existing royalties and with the lenders, investors, and royalty and streaming companies providing financing to operators of mineral properties in our efforts to create new royalties. Many of our competitors in the lending and mining business are larger than we are and have greater resources and access to capital than we have. Key competitive factors in the royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

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

Available Information

        Royal Gold maintains an internet website at www.royalgold.com. Royal Gold makes available, free of charge, through the Investor Relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our SEC filings are available from the SEC's internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The charters of Royal Gold's key committees of the Board of Directors and Royal Gold's Code of Business Conduct and Ethics are also available on the Company's website. Any of the foregoing information is available in print to any stockholder who requests it by contacting Royal Gold's Investor Relations Department at (303) 573-1660.

Company Personnel

        We currently have 19 employees, all of whom are located in Denver, Colorado. Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.

        We also retain independent contractors to provide consulting services, relating primarily to geologic and geophysical interpretations and also relating to such metallurgical, engineering, environmental, and other technical matters as may be deemed useful in the operation of our business.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before making an investment decision. Our business, financial condition, results of operations, cash flows and financial condition could be materially adversely affected by any of these risks. The market or trading price of our securities could decline due to any of these risks. In addition, please see our note about forward-looking statements included in Part II, Item 7, MD&A of this Annual Report on Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

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

        Our strategy of having others operate properties on which we retain a royalty interest puts us generally at risk to the decisions of others regarding all operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters and temporary or permanent suspension of operations, among others. These decisions are likely to be motivated by the best interests of the operator rather than to maximize royalty payments to us. Although we attempt to secure contractual rights, such as audit or access rights when we create new royalties, that will permit us to protect our interests to a degree, there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in achieving timely or favorable results or in affecting the operation of the properties in which we have royalty interests in ways that would be beneficial to our stockholders.

Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and may reduce our royalty revenues. Certain of our royalty contracts have features that may amplify the negative effects of a drop in metals prices.

        The profitability of our royalty interests is directly related to the market price of gold, silver, copper, nickel and other metals. Market prices may fluctuate widely and are affected by numerous factors beyond the control of Royal Gold or any mining company, including metal supply, industrial and jewelry fabrication and investment demand, expectations with respect to the rate of inflation, the relative strength of the dollar and other currencies, interest rates, gold purchases, sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking conditions, and a number of other factors. If gold, silver, copper, nickel and certain other metal prices drop dramatically, we might not be able to recover our initial investment in royalty interests or properties. Moreover, the selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that decisions about exploration, development and construction are made and the commencement of production can have a material adverse effect on the economics of a mine and can eliminate or have a material adverse impact on the value of royalty interests.

        Furthermore, if the market price of gold, silver, copper, nickel or certain other metals declines, then our royalty revenues would also fall. Our sliding-scale royalties, such as Cortez, Holt, Mulatos, Wolverine and other properties, amplify this effect. When metal prices fall below certain thresholds in a sliding-scale royalty, a lower royalty rate is applied to production. In addition, certain of our royalty agreements, such as those relating to our interests in the Andacollo, Robinson, Peñasquito and Voisey's Bay properties, are based on the operator's concentrate sales to smelters, which include price adjustments between the operator and the smelter based on metals prices at a later date, typically three to five months after shipment to the smelter. In such cases, our royalty payments from the operator include a component of these later price adjustments, which can result in decreased royalty revenue in later periods if metals prices have fallen.

        Volatility in gold, silver, copper and nickel prices is demonstrated by the annual high and low prices for those metals from selected years during the past decade.

  •
  High and low gold prices per ounce, based on the London Bullion Market Association P.M. fix, have ranged from $293 to $256 in 2001, from $537 to $411 in 2005, from $1,212 to $810 in 2009, from $1,895 to $1,319 in 2011, and from $1,781 to $1,540 year to date.

  •
  High and low silver prices per ounce, based on the London Bullion Market Association fix, have ranged from $4.82 to $4.07 in 2001, from $9.23 to $6.39 in 2005, from $19.18 to $10.51 in 2009, from $48.70 to $26.68 in 2011, and from $37.23 to $26.67 year to date.

  •
  High and low copper prices per pound, based on the London Metal Exchange cash settlement price for Grade A copper, have ranged from $0.81 to $0.62 in 2001, from $2.08 to $1.44 in 2005, from $3.33 to $1.38 in 2009, from $4.60 to $3.08 in 2011, and from $3.93 to $3.29 year to date.

  •
  High and low nickel prices per pound, based on the London Metal Exchange cash settlement price for nickel, have ranged from $3.40 to $1.97 in 2001, from $8.12 to $5.22 in 2005, from $9.31 to $4.25 in 2009, from $13.17 to $7.68 in 2011, and from $9.90 to $7.08 year to date.

Our revenues are subject to operational and other risks faced by operators of our mining properties.

        Although we are not required to pay capital costs (except for transactions where we finance mine development) or operating costs, our financial results are indirectly subject to hazards and risks normally associated with developing and operating mining properties where we hold royalty interests. Some of these risks include:

  •
  insufficient ore reserves;

  •
  increases in production costs incurred by operators or third parties that may impact the amount of reserves available to be mined, cause an operator to delay or curtail mining operations or render mining of ore uneconomical and cause an operator to close operations;

  •
  declines in the price of gold, silver, copper, nickel and other metals;

  •
  mine operating and ore processing facility problems;

  •
  economic downturns and operators' insufficient financing;

  •
  insolvency or bankruptcy of the operator;

  •
  significant environmental and other regulatory permitting requirements and restrictions and any changes in those regulations;

  •
  challenges by non-mining interests to existing permits and mining rights, and to applications for permits and mining rights;

  •
  community or civil unrest;

  •
  labor shortages, increased labor costs, and labor disputes, strikes or work stoppages at mines;

  •
  geological problems, unanticipated metallurgical characteristics and unanticipated ground or water conditions;

  •
  pit wall or tailings dam failures or any underground stability issues;

  •
  fires, explosions and other industrial accidents;

  •
  environmental hazards and natural catastrophes such as floods, earthquakes or inclement or hazardous weather conditions;

  •
  injury to persons, property or the environment;

  •
  the ability of the operators to maintain or increase production or to replace reserves as properties are mined; and

  •
  uncertain domestic and foreign political and economic environments.

        The occurrence of any of the above mentioned risks or hazards could result in an interruption, suspension or termination of operation of any of the properties in which we hold a royalty interest and have a material adverse effect on our business, results of operations, cash flows and financial condition.

We depend on our operators for the calculation of royalty payments. We may not be able to detect errors and later payment calculations may call for retroactive adjustments.

        Our royalty payments are calculated by the operators of the properties on which we have royalties based on their reported production. Each operator's calculation of our royalty payments is subject to and dependent upon the adequacy and accuracy of its production and accounting functions, and, given the complex nature of mining and ownership of mining interests, errors may occur from time to time in the allocation of production and the various other calculations made by an operator. Any of these errors may render calculations of our royalty payments inaccurate. Certain royalty agreements require the operators to provide us with production and operating information that may, depending on the completeness and accuracy of such information, enable us to detect errors in the calculation of royalty payments that we receive. We do not, however, have the contractual right to receive production information for all of our royalty interests. As a result, our ability to detect royalty payment errors through our royalty monitoring program and its associated internal controls and procedures is limited, and the possibility exists that we will need to make retroactive royalty revenue adjustments. Some of our royalty contracts provide us the right to audit the operational calculations and production data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue and may require us to adjust our royalty revenue in later periods, which could require us to restate our financial statements.

Development and operation of mines is very capital intensive and any inability of the operators of our royalty properties to meet liquidity needs, obtain financing or operate profitably could have material adverse effects on the value of and revenue from our royalty interests.

        The development and operation of mines is very capital intensive, and if operators of our royalty properties do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, the operator may curtail, delay or cease development or operations at a mine site. Operators' ability to raise and service sufficient capital may be affected by, among other things, macroeconomic conditions, future commodity prices of metals to be mined, or a further downturn in the U.S. or global financial markets as has been experienced in recent years. If any of the operators of the properties on which we have royalties suffer these material adverse effects, then our royalty interests and the value of and revenue from our royalty interests may be materially adversely affected. In addition, a continued economic downturn or credit crisis could adversely affect the ability of operators to obtain debt or equity financing for the exploration, development and operation of their properties.

Acquired royalty interests, particularly on development stage properties, are subject to the risk that they may not produce anticipated royalty revenues.

        The royalty interests we acquire may not produce anticipated royalty revenues. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments, particularly with respect to acquisitions of royalties on development stage properties. If an operator does not bring a property into production and operate in accordance with feasibility studies, technical or reserve reports or other plans due to lack of capital, inexperience, unexpected problems, or otherwise, then the acquired royalty interest may not yield sufficient royalty revenues to be profitable. Furthermore, operators of development stage properties must obtain all necessary environmental permits and access to water, power and other raw materials needed to begin production, and there can be no assurance operators will be able to do so. The Pascua-Lama mining project in Chile and Argentina and the Mt. Milligan mining project in Canada are among our cornerstone development stage royalty acquisitions. The failure of any of our cornerstone or principal royalty properties to produce anticipated royalty revenues could have a material adverse effect on our business, results of operations, cash flows, financial condition and the other benefits we expect to achieve from the acquisition of royalty interests. Further, as mines on which we have royalties or other interests mature, we can expect overall declines in production over the years unless operators are able to replace reserves that are mined through mine expansion or successful new exploration. There can be no assurance that the operators of our royalty properties will be able to maintain or increase production or replace reserves as they are mined.

Certain of our royalty interests are subject to payment or production caps or rights in favor of the operator or third parties that could reduce the revenues generated from the royalty assets.

        Some of our principal royalty interests are subject to limitations, such that the royalty will extinguish after threshold production is achieved or royalty payments at stated thresholds are made. For example, a portion of our royalty at Pascua-Lama and our royalty at Mulatos are subject to production caps. Furthermore, certain of our other royalty agreements contain rights that favor the operator or third parties. For example, Osisko, the operator of Canadian Malartic, one of our principal producing properties, exercised its buy-down right that reduced our royalty interest from a 3% NSR royalty to a 1.5% NSR royalty in fiscal year 2011. Also, certain individuals from whom we purchased portions of our royalty interest at Pascua-Lama, another of our cornerstone development properties, are entitled to one-time payments if the price of gold exceeds certain thresholds. If any of these thresholds are met or similar rights are exercised or we fail to make the required payment, our future royalty revenue could be reduced.

We may enter into acquisitions or other material royalty transactions at any time.

        We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalty interests through the financing of mining projects or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and participation in discussions or negotiations for acquisitions. We also often consider obtaining or providing debt commitments for acquisition financing. Any such acquisition could be material to us. We could issue common stock or incur additional indebtedness to fund our acquisitions. Issuances of common stock may dilute existing stockholders and reduce some or all of our financial measures on a per share basis. In addition, any such acquisition or other royalty transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located.

        In addition, we may consider opportunities to restructure our royalties where we believe such restructuring would provide a long-term benefit to the Company, though such restructuring may reduce near-term revenues or result in the incurrence of transaction related costs. We could enter into one or more acquisition or restructuring transactions at any time.

We may be unable to successfully acquire additional royalty interests at appropriate valuations.

        Our future success largely depends upon our ability to acquire royalty interests at appropriate valuations, including through royalties and corporate acquisitions, gold and silver streaming and other financing transactions. Most of our revenues are derived from royalty interests that we acquire or finance, rather than through exploration of properties. There can be no assurance that we will be able to identify and complete the acquisition of such royalty interests or businesses that own desired interests, at reasonable prices or on favorable terms, or, if necessary, that we will have, or be able to obtain, sufficient financing on reasonable terms to complete such acquisitions. A continued economic downturn or credit crisis could adversely affect our ability to obtain debt or equity financing for additional royalty acquisitions. In addition, we face competition in the acquisition of royalty interests. We have competitors that are engaged in the acquisition of royalty interests, including companies with greater financial resources, and we may not be able to compete successfully against these companies in acquiring new royalty interests. If we are unable to successfully acquire additional royalties, the reserves subject to our royalties will decline as the producing properties on which we have such interests are mined or payment or production caps on certain of our royalties are met. We also may experience negative reactions from the financial markets or operators of properties on which we seek royalties if we are unable to successfully complete acquisitions of royalty interests or businesses that own desired royalty interests. Each of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision.

        There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control and the control of the operators of properties on which we have royalty interests. Reserve estimates for our royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information. The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause a revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold, silver, copper, nickel or other metals also may render reserves or mineralized material containing relatively lower ore grades uneconomical to exploit. Changes in operating costs and other factors including short-term operating factors, the processing of new or different ore grades, geotechnical characteristics and metallurgical recovery, may materially and adversely affect reserves. Finally, it is important to note that our royalties generally give us interests in only a small portion of the production from the operators' aggregate reserves, and the size of those interests varies widely based on the individual royalty documents.

Estimates of production by the operators of mines in which we have royalty interests are subject to change, and actual production may vary materially from such estimates.

        Production estimates are prepared by the operators of mining properties. There are numerous uncertainties inherent in estimating anticipated production attributable to our royalty interests, including many factors beyond our control and the control of the operators of the properties in which we have royalty interests. We do not participate in the preparation or verification of production estimates and have not independently assessed or verified the accuracy of such information. The estimation of anticipated production is a subjective process and the accuracy of any such estimates is a function of the quality of available data, reliability of production history, variability in grade encountered, mechanical or other problems encountered, engineering and geological interpretation and operator judgment. Rates of production may be less than expected. Results of drilling, metallurgical testing and production, changes in commodity prices, and the evaluation of mine plans subsequent to the date of any estimate may cause actual production to vary materially from such estimates.

If title to properties is not properly maintained by the operators, or is successfully challenged by third parties, our royalty interests could become invalid.

        Our business includes the risk that operators of mining projects and holders of mining claims, tenements, concessions, mining licenses or other interests in land and mining rights may lose their exploration or mining rights, or have their rights to mining properties contested by private parties or the government. Internationally, mining tenures are subject to loss for many reasons, including expiration, failure of the holder to meet specific legal qualifications, failure to pay maintenance fees, reduction in geographic extent upon passage of time or upon conversion from an exploration tenure to a mining tenure, failure of title and similar risks. Unpatented mining claims, for example, which constitute a significant portion of the properties on which we hold royalties in the United States, and which are generally considered subject to greater title risk than real property interests held by absolute title, are often uncertain and subject to contest by third parties and the government. If title to unpatented mining claims or other mining tenures subject to our royalty interests has not been properly established or is not properly maintained, or is successfully contested, our royalty interests could be adversely affected.

Royalty interests are subject to title and other defects and contest by operators of mining projects and holders of mining rights, and these risks may be hard to identify in acquisition transactions.

        While we seek to confirm the existence, validity, enforceability and geographic extent of the royalties we acquire, there can be no assurance that disputes over these and other matters will not arise. Confirming these matters, as well as the title to mining property on which we hold or seek to acquire a royalty, is a complex matter, and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property. Similarly, our royalty interests generally are subject to uncertainties and complexities arising from the application of contract and property laws governing private parties and/or local or national governments in the jurisdiction where mining projects are located. Furthermore, royalties in many jurisdictions are contractual in nature, rather than interests in land, and therefore may be subject to change of control, bankruptcy or insolvency of operators, nonperformance and to challenges of various kinds brought by operators or third parties. We do not usually have the protection of security interests over property that we could liquidate to recover all or part of our royalty investment. Even if we retain our royalty interests in a mining project after any change of control, bankruptcy or insolvency of the operator, the project may end up under the control of a new operator, who may or may not operate the project in a similar manner to the current operator, which may positively or negatively impact us. In addition, operators and other parties to our royalty agreements may not abide by their contractual obligations and we could be forced to take legal action to enforce our contractual rights. Disputes also could arise challenging, among other things, the existence or geographic extent of the royalty, third party claims to the same royalty interest or to the property on which we have a royalty, various rights of the operator or third parties in or to the royalty, methods for calculating the royalty, production and other thresholds and caps applicable to royalty payments, the obligation of an operator to make royalty payments, and various defects or ambiguities in the royalty agreement itself. Unknown defects in, non-performance of, or disputes relating to, the royalties we acquire may prevent us from realizing the anticipated benefits from the acquisition, and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Operations in foreign jurisdictions are subject to many risks, which could decrease our royalty revenues.

        We derived approximately 82% of our revenues from foreign sources during fiscal 2012, compared to approximately 76% in fiscal year 2011 and 60% in fiscal year 2010. Our principal producing royalties on properties outside of the United States are located in Canada, Chile, Mexico and Spain. We currently have interests in mines and projects in other countries, including Argentina, Australia, Bolivia, Brazil, Burkina Faso, Colombia, Dominican Republic, Finland, Ghana, Guatemala, Honduras, Nicaragua, Peru, Russia and Tunisia. In addition, future acquisitions may expose us to new jurisdictions. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, such things as:

  •
  volatile exchange and currency controls and fluctuations;

  •
  expropriation or nationalization of property;

  •
  limitations on foreign exchange and repatriation of earnings;

  •
  increased foreign taxation or imposition of new or increased mining royalties;

  •
  enforcement of unfamiliar or uncertain foreign real estate, mineral tenure, contract, water use, mine safety and environmental laws and policies;

  •
  restrictions on mineral production and price controls;

  •
  high rates of inflation;

  •
  labor practices and disputes;

  •
  import and export regulations, including restrictions on the export of gold, silver, copper, nickel or other metals;

  •
  changes in legislation, including changes related to taxation, royalties, imports, exports, duties, currency, foreign ownership, foreign trade and foreign investment;

  •
  renegotiation, nullification or forced modification of existing contracts, licenses, permits, approvals, concessions or the like;

  •
  war, crime, terrorism, sabotage, civil unrest and uncertain political and economic environments;

  •
  corruption;

  •
  exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions to which we, but not necessarily our competitors, may be subject;

  •
  suspension of the enforcement of creditors' rights and shareholders' rights; and

  •
  risk of loss due to disease and other potential endemic health issues.

        For example, in recent years Argentina, where a portion of the Pascua-Lama project is located, has experienced significant economic turmoil and its government has taken several actions that have troubled foreign investors, including the nationalization of YPF S.A., the largest oil and gas company in Argentina, and the enactment of a federal glacier protection law that restricts mining activities in areas on or near the nation's glaciers (as discussed below in "The mining industry is subject to significant environmental risks"). Our royalty interests in the Pascua-Lama project, which straddles the border between Chile and Argentina, are on the Chilean side of the project. These actions, or similar future actions, could have a material adverse effect on the feasibility of new mine development and the profitability of existing mining operations in Argentina.

        As another example, in March 2012, the Australian federal government adopted new tax legislation that imposes a 30% tax on iron ore and coal mine profits. Similar legislation could be adopted in other foreign jurisdictions that could impose new or larger tax obligations or royalties on operators. Such legislation could have a material adverse effect on the feasibility of new mine development and the profitability of existing mining operations.

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

        These risks may limit or disrupt operating mines or projects on which we hold royalties, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Certain of these risks may increase in an environment of relatively high metal prices.

Changes in U.S. federal and state legislation, including changes in mining taxes and royalties payable to governments, could decrease our royalty revenues.

        A number of our royalty properties are located on U.S. federal lands that are subject to federal mining and other public land laws. Changes in federal or state laws or the regulations promulgated under them could affect mine development and expansion, significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, increase the cost of holding mining claims or impose additional taxes on mining operations, all of which could adversely affect our royalty revenue from such properties. In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872 (the "General Mining Law"), which governs the creation, maintenance and possession of mining claims and related activities on federal public lands in the United States. Congress also has recently considered bills, which if enacted, would impose royalties payable to the government on hardrock production, increase land holding fees, impose federal reclamation fees, impose additional environmental operating standards and afford greater public involvement and regulatory discretion in the mine permitting process. Such legislation, if enacted, could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations on federal lands, and could materially and adversely affect mine operators and our royalty revenue from mines located on federal lands in the United States.

The mining industry is subject to significant environmental risks.

        Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials needed for operations, particularly water and power. Compliance with such laws and regulations can require significant expenditures and a breach may result in the imposition of fines and penalties, which may be material. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access water or other raw materials necessary to operate a mine, our royalty revenues could be reduced, delayed or eliminated. These risks are most salient with regard to our development stage royalty properties where permitting may not be complete and/or where new legislation and regulation can lead to delays, interruptions and significant unexpected cost burdens for mine operators. For example, Argentina recently passed a federal glacier protection law that restricts mining activities in areas on or near the nation's glaciers. We have royalty interests on the Chilean side of the Pascua-Lama project, which straddles the border between Chile and Argentina, and the glacier law could affect aspects of the design, development and operation of the Pascua-Lama project. In July 2012, the National Supreme Court of Justice of Argentina overturned preliminary injunctions suspending the application of the glacier law in the San Juan Province, where a portion of the Pascua-Lama project is located, but the Supreme Court must still rule on the constitutionality of the glacier law. Further, to the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs to the operators of the properties on which we have royalties.

        A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. The December 1997 Kyoto Protocol, which ends at the end of 2012, established a set of greenhouse gas emission targets for countries that have ratified the Protocol, which include Ghana, Australia and Peru. Canada ratified the Protocol but renounced its ratification in December 2011. Furthermore, the U.S. Congress and several states have initiated legislation regarding climate change that will affect energy prices and demand for carbon intensive products. Additionally, the Australian government recently implemented a national emissions trading scheme and renewable energy targets. Legislation and increased regulation regarding climate change could impose significant costs on the operators of our royalty properties, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. If an operator of a property on which we have royalty interests is forced to incur significant costs to comply with climate change regulation or becomes subject to environmental restrictions that limit its ability to continue or expand operations, our royalty revenues from that property could be reduced, delayed or eliminated.

We depend on the services of our President and Chief Executive Officer and other key employees and on the participation of our Chairman.

        We believe that our success depends on the continued service of our key executive management personnel. Tony Jensen has served as our President and Chief Executive Officer since July 2006. Mr. Jensen's extensive commercial experience, mine operations background and industry contacts give us an important competitive advantage. Furthermore, our Chairman, Stanley Dempsey, who served as our Executive Chairman until his retirement as an officer of the Company in January 2009, has extensive knowledge of the royalty business and maintains long-standing relationships with the mining industry, both of which are important to our success. The loss of the services of Mr. Jensen, other key members of management or other key employees could jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of royalties is limited and competition for such persons is intense. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We currently do not have key person life insurance for any of our officers or directors.

Our disclosure controls and internal control over our financial reporting are subject to inherent limitations.

        Management has concluded that as of June 30, 2012, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations therein, which may be beyond our control, including, but not limited to, our dependence on operators for the calculations of royalty payments as discussed above in "We depend on our operators for the calculation of royalty payments. We may not be able to detect errors and later payment calculations may call for retroactive adjustments". Given our dependence on third party calculations, there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements.

We have incurred indebtedness in connection our business and could incur additional indebtedness that could limit cash flow available for our operations, limit our ability to borrow additional funds and have a material adverse effect on our business, results of operations, cash flows and financial condition.

        As of June 30, 2012, we had $370 million aggregate principal amount of our 2019 Notes outstanding. In addition, we may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. As of June 30, 2012, we had $350 million available for borrowing under our revolving credit facility. Our indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness.

        Our indebtedness could have a material adverse effect on our business, results of operations, cash flows and financial condition. For example, it could:

  •
  make it more difficult for us to satisfy our debt obligations;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to fund royalty acquisitions, working capital and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  restrict us from exploiting business opportunities;

  •
  place us at a competitive disadvantage compared to our competitors that have less indebtedness;

  •
  dilute our existing stockholders if we elect to issue common stock instead of paying cash in the event the holders convert the 2019 Notes, or any other convertible securities issued in the future; and

  •
  limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

We may be required to pay a significant amount of money or issue a significant amount of shares of our common stock or both upon the exercise of any put, redemption or call right and conversion of the 2019 Notes, which could dilute existing shareholders and have a material adverse effect on our business, results of operations, cash flows and financial condition.

        Holders of the 2019 Notes may convert their 2019 Notes at their option prior to the close of business on the business day immediately preceding March 15, 2019, but only under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2012 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; (3) upon the occurrence of specified corporate events; or (4) if we call any 2019 Notes for redemption, at any time until the close of business on the business day preceding the redemption date. On or after March 15, 2019 until the close of business on the scheduled trading day immediately preceding the June 15, 2019, maturity date, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances.

        On or after June 15, 2015, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending within 10 trading days immediately prior to the date we provide the notice of redemption exceeds 130% of the applicable conversion price of the 2019 Notes on each applicable trading day, subject to certain limited exceptions, we may redeem any or all of the 2019 Notes. The redemption price for the 2019 Notes to be redeemed on any redemption date will equal 100% of the principal amount of the 2019 Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus $90 per each $1,000 principal amount of 2019 Notes being redeemed. If we call any 2019 Notes for redemption, holders may convert their 2019 Notes at any time until the close of business on the business day preceding the redemption date.

        Upon conversion of any of the 2019 Notes, whether upon maturity, the exercise of any put, call or redemption right, or otherwise, we will be required to pay or deliver, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. Any such payment or delivery of cash, shares or a combination of cash and shares upon conversion of the 2019 Notes could dilute existing shareholders and have a material adverse effect on our business, results of operations, cash flows and financial condition.

We may not be able to satisfy our debt obligations which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

        We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. As of June 30, 2012, our annual debt service obligation on the 2019 Notes was approximately $10.6 million. In addition, the 2019 Notes include provisions providing for the lump sum payment of significant amounts of principal, whether upon maturity, upon the exercise of any applicable put, redemption or call rights or otherwise and all amounts, if any, due under our revolving credit facility are due at maturity. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness when due, or that our cash needs will not increase. Our ability to make these payments when due will depend upon several factors, which may not be in our control. These factors include our liquidity or our ability to convert assets owned by us into liquidity on or prior to such put, redemption, call or maturity dates and the amount by which we have been able to reduce indebtedness prior to such date though exchanges, refinancing, extensions, collateralization or other similar transactions (any of which transactions may also have the effect of reducing liquidity or liquid assets). In addition, our revolving credit facility contains, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Among other restrictions, our revolving credit facility contains covenants limiting our ability to make certain investments, consummate certain mergers, incur certain debt or liens and dispose of assets.

        If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various covenants and requirements of the 2019 Notes, our revolving credit facility or any indebtedness which we may incur in the future, this could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt. Any default under the 2019 Notes, our revolving credit facility or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The accounting method for convertible debt securities that may be settled in cash, such as the 2019 Notes, could have a material effect on our reported net loss, net working capital or other financial results.

        Under the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification Section 470-20, Debt with Conversion and other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2019 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the 2019 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the 2019 Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2019 Notes to their face amount over the term of the 2019 Notes. We report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the 2019 Notes.

        In addition, under certain circumstances, convertible debt instruments (such as the 2019 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2019 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2019 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2019 Notes, then our diluted earnings per share would be adversely affected.

Risks Related to Our Common Stock

Our stock price may continue to be volatile and could decline. Future fluctuations in our stock price may also impact the trading price of the outstanding 2019 Notes and make them more difficult to resell.

        The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the NASDAQ Global Select Market were $55.96 and $37.35 for the fiscal year ended June 30, 2010, $62.33 and $42.15 for the fiscal year ended June 30, 2011 and $83.87 and $57.00 for the fiscal year ended June 30, 2012. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

  •
  market prices of gold, silver, copper, nickel and other metals;

  •
  interest rates;

  •
  expectations regarding inflation;

  •
  ability of operators to produce precious metals and develop new reserves;

  •
  currency values;

  •
  credit market conditions;

  •
  general stock market conditions; and

  •
  global and regional political and economic conditions.

        Because the 2019 Notes are convertible into shares of our common stock, volatility or depressed market prices of our common stock could have a similar effect on the trading price of the outstanding 2019 Notes. Holders who receive shares of our common stock upon conversion of the 2019 Notes will also be subject to the risk of volatility and depressed market prices of our common stock.

Additional issuances of equity securities by us could dilute our existing stockholders, reduce some or all of our financial measures on a per share basis, reduce the trading price of our common stock and the 2019 Notes or impede our ability to raise future capital. Substantial sales of shares may negatively impact the market price of our common stock and the trading price of the outstanding 2019 Notes.

        We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. To the extent we issue additional equity securities, our existing stockholders could be diluted and some or all of our financial measures on a per share basis could be reduced. In addition, the shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock and, in turn, the trading price of the 2019 Notes, could decline if our stockholders sell substantial amounts of our common stock, including shares issued upon the conversion of the outstanding 2019 Notes or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, the existence of the 2019 Notes may encourage short selling by market participants because the conversion of the 2019 Notes could depress the price of our common stock. These sales also could impair our ability to raise capital through the sale of additional equity or equity related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the then-prevailing market price of our common stock and the trading price of the outstanding 2019 Notes.

Conversion of the 2019 Notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their 2019 Notes.

        At our election, we may settle the 2019 Notes tendered for conversion entirely or partly in shares of our common stock. An aggregate of approximately 3.5 million shares of our common stock are issuable upon conversion of the outstanding 2019 Notes at the initial conversion rate of 9.4955 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $105.31 per share of common stock). In addition, the number of shares of common stock issuable upon conversion of the 2019 Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indenture under which the 2019 Notes are governed. We may issue all of these shares without any action or approval by our stockholders. As a result, the conversion of some or all of the 2019 Notes may dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock and, in turn, the trading price of the 2019 Notes.

We may change our practice of paying dividends.

        We have paid a cash dividend on our common stock for each fiscal year beginning in fiscal year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors, including prevailing gold prices, economic market conditions, future earnings, cash flows, financial condition, and funding requirements for future opportunities or operations. In addition, there may be corporate law limitations or future contractual restrictions on our ability to pay dividends. If our board of directors declines or is unable to declare dividends in the future or reduces the current dividend level, our stock price could fall, and the success of an investment in our common stock would depend largely upon any future stock price appreciation. We have increased our dividends in prior years. There can be no assurance, however, that we will continue to do so or that we will pay any dividends at all.

Certain provisions of Delaware law, our organizational documents, our rights plan, the 2019 Notes and the indenture governing the 2019 Notes could impede, delay or prevent an otherwise beneficial takeover or takeover attempt of us.

        Certain provisions of Delaware law, our organizational documents, our rights plans, the 2019 Notes and the indenture governing the 2019 Notes could make it more difficult or more expensive for a third party to acquire us, even if a change of control would be beneficial to our stockholders. Delaware law prohibits, subject to certain exceptions, a Delaware corporation from engaging in any business combination with any "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock, for a period of three years following the date that the stockholder became an interested stockholder. Additionally, our certificate of incorporation and bylaws contain provisions that could similarly delay, defer or discourage a change in control of us or management. These provisions could also discourage a proxy contest and make it more difficult for stockholders to elect directors and take other corporate actions. Such provisions provide for the following, among other things: (i) the ability of our board of directors to issue shares of common stock and preferred stock without stockholder approval, (ii) the ability of our board of directors to establish the rights and preferences of authorized and unissued preferred stock, (iii) a board of directors divided into three classes of directors serving staggered three year terms, (iv) permitting only the chairman of the board of directors, chief executive officer, president or board of directors to call a stockholders' meeting and (v) requiring advance notice of stockholder proposals and related information. Furthermore, we have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, if an acquisition event constitutes a fundamental change, holders of the 2019 Notes will have the right to require us to purchase their 2019 Notes in cash. If an acquisition event constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2019 Notes in connection with such make-whole fundamental change. These provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, which may cause the market price of our common stock and the trading price of the 2019 Notes to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own or operate the properties in which we have royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material and production estimates. A list of our producing and development stage royalties, as well their respective reserves are summarized below in Table 1 within this Item 2. More information is available to the public regarding certain properties in which we have royalties, including reports filed with the SEC or with the Canadian securities regulatory agencies available at www.sec.gov or www.sedar.com, respectively.

        The description of our principal royalties set forth below includes the location, operator, royalty rate, access and any material current developments at the property. For any reported production amounts discussed below, the Company considers reported production to relate to the amount of metal sales subject to our royalty interests. Please refer to Item 7, MD&A, for discussion on production estimates, historical production and revenue for our principal properties. The map below illustrates the location of our principal producing and development stage properties.

Principal Royalties on Producing Properties

        The Company considers both historical and future potential revenues in determining which royalties in our portfolio are principal to our business. Estimated future potential royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalties are no longer principal to our business. As of June 30, 2012, the Company considers the properties discussed below (listed alphabetically) to be principal to our business.

Andacollo (Region IV, Chile)

        We own a royalty on all gold produced from the sulfide portion of the Andacollo copper and gold deposit. The Andacollo royalty equals 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. As of June 30, 2012, approximately 98,000 payable ounces of gold have been sold.

        Andacollo is an open-pit copper mine and milling operation located in central Chile, Region IV in the Coquimbo Province and is operated by Compañía Minera Teck Carmen de Andacollo ("Teck"). Andacollo is located in the foothills of the Andes Mountains approximately 1.5 miles southwest of the town of Andacollo. The regional capital of La Serena and the coastal city of Coquimbo are approximately 34 miles northwest of the Andacollo project by road, and Santiago is approximately 215 miles south by air. Access to the mine is provided by Route 43 (R-43) south from La Serena to El Peñon. From El Peñon, D-51 is followed east and eventually curving to the south to Andacollo. Both R-43 and D-51 are paved roads.

        Reported production at Andacollo increased approximately 21% during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011. The increase in reported production is partially due to additional mill throughput as a result of mill modification enhancements completed earlier in calendar 2012. Teck is in the process of installing a two-stage crushing circuit to increase throughput to 55,000 tonnes per day. Teck has reported that the 20,000 tonnes per day pre-crushing plant will be ramped-up during the third quarter of calendar 2012, and is expected to further increase plant throughput. Further circuit configuration and economic evaluation for the expansion will be undertaken based on the performance of the new 20,000 tonnes per day pre-crushing plan during the third quarter of calendar 2012.

Canadian Malartic (Quebec, Canada)

        We own a 1.0% to 1.5% sliding-scale NSR royalty ($0.00 to $350.00—1.0%; above $350—1.5%) on the Canadian Malartic open-pit gold mine and milling operation located in Quebec, Canada, and owned by Osisko Mining Corporation ("Osisko"). The Canadian Malartic gold property is located in the Abitibi Gold Belt in Quebec, Canada, immediately south of the town of Malartic, Quebec, approximately 16 miles west of the town of Val d'Or. The northern extent of the Canadian Malartic property can be accessed directly from the Trans Canadian Highway 117.

        Reported production at Canadian Malartic increased during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011, as the operations at Canadian Malartic continue to ramp-up. Osisko plans to achieve mill throughput of 55,000 tonnes per day with the installation of two cone crushers. Construction, installation and commissioning of the first cone crusher were completed during the six months ended June 30, 2012. Osisko also reported that installation of the second cone crusher was completed in July 2012 and that this will continue to improve towards the designed rate of 55,000 tonnes per day.

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

        Reported production at Cortez decreased approximately 39% during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011, as Barrick continues to prioritize production from their higher grade Cortez Hills operation that is not covered by our royalty interest. The Company expects production to remain at these lower levels until Barrick returns to steady state mining at the Pipeline Complex.

Dolores (Chihuahua, Mexico)

        We own a 3.25% NSR royalty on gold and a 2.0% NSR royalty on silver from the Dolores open-pit mine and heap leach operation located in Chihuahua, Mexico. On March 30, 2012, Pan American Silver Corp. ("Pan American") and Minefinders Corporation Ltd. ("Minefinders") announced they completed a plan of arrangement whereby Pan American acquired all of the issued and outstanding common shares of Minefinders and now operates the Dolores mine. The Dolores mine is located approximately 155 miles west of the city of Chihuahua, Mexico. The property can be accessed by approximately 56 miles of recently upgraded access road from Yepachi, Chihuahua, to the mine site. Access to the property can also be achieved by light aircraft landing on a dirt strip located about five miles from the mine site.

        Pan American has reported that their first capital project priority at Dolores is the construction of the new Leach Pad 3. Earthworks for the new leach pad are underway and the engineering design is being finalized. Pan American has also reported that mill and underground potential are being evaluated.

Holt (Ontario, Canada)

        We own a sliding-scale NSR royalty on the Holt portion of the Holloway-Holt mining project located in Ontario, Canada and owned 100% by St Andrew Goldfields Ltd. ("St Andrew"). The Holloway-Holt project straddles Ontario Provincial Highway 101 for approximately 25 miles beginning east of Matheson, Ontario, Canada and extending to the Quebec, Canada border. The sliding-scale NSR royalty rate on gold produced from the Holt portion of the mining project is calculated by multiplying 0.00013 by the quarterly average gold price. For example, at a quarterly average gold price of $1,600 per ounce, the effective royalty rate payable would be 20.8%.

        Reported production at Holt increased during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011, as the operations at Holt continue to ramp-up. With the expected ramp-up, St Andrew is projecting higher levels of production in the second half of calendar 2012.

Las Cruces (Andalucía, Spain)

        We own a 1.5% NSR royalty on the Las Cruces copper mine and milling operation located in Andalucía, Spain and operated by a subsidiary of Inmet Mining Corporation ("Inmet"). The Las Cruces mine is located in the Seville Province of southern Spain, about 12 miles northwest of the Provincial capital city of Seville. Access to the site is by well-maintained paved roads.

        Reported production at Las Cruces increased approximately 59% during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011. The increase in reported production is primarily due to Inmet's continued work on process optimization that included improved plant reliability associated with plant design enhancements, improved planned maintenance and improved wear materials. Inmet expects Las Cruces to achieve approximately 90% of design capacity for the remainder of calendar 2012.

Leeville (Nevada, USA)

        We own a carried working interest, equal to a 1.8% NSR royalty, which covers a portion of the Leeville underground mine, in Eureka County, Nevada. Leeville is approximately 19 air miles northwest of Carlin, Nevada, and is operated by a subsidiary of Newmont Mining Corporation ("Newmont"). The property is accessed by driving north from Carlin on Nevada State Highway 766 for 19 miles and then on an improved gravel road for two miles.

        Reported production at Leeville decreased approximately 31% during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011. The decrease in reported production was partially due to a portion of Leeville mine production being derived from an area outside of our royalty area. Newmont also remediated ground conditions in a ventilation shaft at Leeville, which also contributed to the decrease in our reported production.

Mulatos (Sonora, Mexico)

        We own a 1.0% to 5.0% sliding-scale NSR royalty on the Mulatos open-pit mine and heap leach operation in southeastern Sonora, Mexico. The Mulatos mine is located approximately 137 miles east of the city of Hermosillo and 186 miles south of the border with the United States and is operated by a subsidiary of Alamos Gold, Inc. ("Alamos"). Access to the mine from the city of Hermosillo can be made via private chartered flight or paved and gravel road.

        The sliding-scale NSR royalty is based on the gold price as shown in the following table:

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
$0.00 - $299.99	1.00%
$300.00 - $324.99	1.50%
$325.00 - $349.99	2.00%
$350.00 - $374.99	3.00%
$375.00 - $399.99	4.00%
$400 or greater	5.00%

        The Mulatos royalty is capped at 2.0 million gold ounces of production. As of June 30, 2012, approximately 901,000 cumulative ounces of gold have been produced.

        Reported production at Mulatos increased approximately 12% during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011. The increase in reported production was primarily due to the addition of a gravity mill that was commissioned in March 2012 and continued improvements in heap leach crusher throughput. Alamos reported that based on production in the first half of calendar 2012 and the continuing ramp-up of the gravity mill to design recoveries, they expect full year calendar 2012 production will likely be toward the lower end of their production guidance range of 200,000 to 220,000 ounces of gold.

Peñasquito (Zacatecas, Mexico)

        We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito open-pit mine, located in the State of Zacatecas, Mexico, and operated by a subsidiary of Goldcorp Inc. ("Goldcorp"). The Peñasquito project is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The project, composed of two main deposits called Peñasco and Chile Colorado, hosts large silver, gold, zinc and lead reserves. The deposits contain both oxide and sulfide material, resulting in heap leach and mill processing. Access to the site is via either paved or cobbled roads west out of Concepcion del Oro nine miles to the town of Mazapil and then further approximately seven miles west from Mazapil. Direct access to the mine site can also be achieved via chartered flight.

        Reported production for all metals at Peñasquito increased during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011, as operations at Peñasquito continue to ramp-up. Goldcorp reported that mill throughput during the second quarter of calendar 2012 was affected by inadequate water supply in the month of June 2012. The reduced water supply was a result of prolonged drought conditions in the region. Goldcorp stated that they hold permits for sufficient quantities of water and are currently working to drill additional wells to increase water production. Goldcorp also stated that due to the current water deficit, they expect plant throughput to be impacted for the remainder of calendar 2012. The limitation on plant throughput, as a result of the water condition, is expected to result in gold production of between 370,000 to 390,000 ounces for calendar 2012 compared to previous guidance of 425,000 ounces. Production of silver at Peñasquito is expected to total 23 to 24 million ounces; zinc production is expected to total 310 to 325 million pounds and lead production is expected to total 155 to 160 million pounds in 2012.

Robinson Mine (Nevada, USA)

        We own a 3.0% NSR royalty on all mineral production from the Robinson open-pit mine and mill operation operated by a subsidiary of KGHM International Ltd. ("KGHM"). Access to the property is via Nevada State Highway 50, 6.5 miles west of Ely, Nevada, in White Pine County.

        Reported copper production at Robinson increased approximately 12% during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011, as KGHM worked during the period to improve pit access, improve operating flexibility in the pit and improve equipment availability.

Voisey's Bay (Labrador, Canada)

        We own an effective 2.7% NSR royalty on the Voisey's Bay nickel-copper-cobalt mine located in Newfoundland and Labrador, Canada and operated by Vale Newfoundland & Labrador Limited ("Vale"). The Company owns 90% of a 3.0% NSR (or 2.7%) while a non-controlling interest owns the remainder. The Voisey's Bay project is located on the northeast coast of Labrador, on a peninsula bordered to the north by Anaktalak Bay and to the south by Voisey's Bay. The property is 560 miles north-northwest of St. John's, the capital of the Province. Access to the property is primarily by helicopter or small aircraft. We have disputed the manner of calculation of our royalty payments. Please refer to Note 17 of the notes to consolidated financial statements for more information regarding the dispute.

        Reported nickel and copper production at Voisey's Bay increased approximately 17% and 58%, respectively, during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011. The increases in reported production were primarily due to the operations at Voisey's Bay returning to normalcy after the labor strike, which ended in January 2011. Variability in Vale's shipping schedule may continue to be reflected in uneven metal sales period over period and also contributed to the overall increase in reported production during our fiscal year 2012.

Wolverine (Yukon Territory, Canada)

        We own a 0.00% to 9.445% sliding-scale NSR royalty on all gold and silver produced from the Wolverine underground mine and milling operation located in Yukon Territory, Canada, and operated by Yukon Zinc Corporation ("Yukon Zinc"). The Wolverine property is located 106 miles north-northwest of Watson Lake in south central Yukon Territory. Access to the property is provided by a 17 mile gravel road heading south and then northeast to the Robert Campbell Highway at a point approximately 120 miles north of Watson Lake. Direct access to the mine site can also be achieved via chartered flight.

        The sliding-scale NSR royalty on all gold and silver is based on the silver price as shown in the following table:

London Bullion Market Association Monthly Average Price of Silver per Ounce (US$)	NSR Royalty Percentage
less than $5.00	0%
$5.00 - $7.50	3.778%
$7.51 or greater	9.445%

        Reported production at Wolverine increased during our fiscal year ended June 30, 2012, when compared to the fiscal year ended June 30, 2011, as the operations at Wolverine continue to ramp-up. Yukon Zinc continues to ramp-up towards their design capacity of 1,700 tonnes per day of mill throughput at Wolverine.

Principal Royalties on Development Stage Properties

        The following is a description of our principal royalty interests on development stage properties (listed alphabetically). Reserves for our development stage properties are summarized below in Table 1 as part of this Item 2, Properties.

Mt. Milligan (British Columbia, Canada)

        We own the right to purchase 40% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia, Canada, and operated by Thompson Creek. Upon effectiveness of the Milligan III Agreement, we will own the right to purchase an additional 12.25%, for a total of 52.25%, of the payable gold produced from the Mt. Milligan project. The Mt. Milligan project is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie. The Mt. Milligan project is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road.

        Upon commencement of production at the Mt. Milligan project, RGLD Gold AG, a wholly-owned subsidiary of the Company, will purchase 40% of the payable ounces of gold at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold.

        Thompson Creek reported that as of June 30, 2012, engineering progress on the Mt. Milligan project was 99% complete, procurement was 94% complete, construction was 51% complete and overall progress was 69% complete. Thompson Creek also reported that the Mt. Milligan project remains on schedule and on budget, with commissioning and start-up expected to commence in the third quarter of calendar 2013, and commercial production of copper and gold expected in the fourth quarter of calendar 2013.

Pascua-Lama Project (Region III, Chile)

        As of June 30, 2012, we own a 0.78% to 5.23% sliding-scale NSR royalty on the Pascua-Lama project, which straddles the border between Argentina and Chile, and is being developed by Barrick. The Company owns an additional royalty equivalent to 1.05% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017. The Pascua-Lama project is located within 7 miles of Barrick's operating Veladero mine. Access to the project is from the city of Vallenar, Region III, Chile, via secondary roads C-485 to Alto del Carmen, Chile, and C-489 from Alto del Carmen to El Corral, Chile.

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

        In July 2012, Barrick revised the date for initial gold production from the Pascua-Lama project. Initial gold production, previously expected in mid-calendar 2013, is now expected in mid-calendar 2014, with an approximate 50-60 percent increase in capital costs from the top end of its previously announced estimate of $4.7-$5.0 billion. Royal Gold is not required to contribute to any Pascua-Lama capital costs.

Reserve Information

        Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead, cobalt and molybdenum that have been reported to us by the operators of our royalty interests as of December 31, 2011. Properties are currently in production unless noted as development ("DEV") within the table. The exploration royalties we own do not contain proven and probable reserves as of December 31, 2011. Please refer to pages 33-35 for the footnotes to Table 1.

Table 1

Proven and Probable Gold Reserves
As of December 31, 2011(1)

Gold(2)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Bald Mountain	3.5% - 5.0% NSR(7)	Barrick	United States	98.03	0.019	1.852
Cortez (Pipeline) GSR1	0.40 - 5.0% GSR(8)	Barrick	United States	61.90	0.026	1.611	(9)
Cortez (Pipeline) GSR2	0.40 - 5.0% GSR(8)	Barrick	United States	120.75	0.033	3.936	(9)
Cortez (Pipeline) GSR3	0.71% GSR	Barrick	United States	96.84	0.023	2.267	(9)
Cortez (Pipeline) NVR1	0.39% NVR	Barrick	United States	66.60	0.023	1.545	(9)
Gold Hill (DEV)	1.0 - 2.0% NSR(10)(11)	Kinross/Barrick	United States	24.61	0.015	0.371
	0.9% NSR(12)	Kinross/Barrick	United States	—	—	—
Goldstrike (SJ Claims)	0.9% NSR	Barrick	United States	52.33	0.101	5.285
Leeville	1.8% NSR	Newmont	United States	3.81	0.232	0.882
Marigold	2.0% NSR	Goldcorp/Barrick	United States	204.56	0.015	3.105
Pinson	5.9% NSR(13)	Atna	United States	1.75	0.369	0.645
Relief Canyon (DEV)(14)	2.0% NSR	Pershing Gold	United States	—	—	—
Ruby Hill	3.0% NSR	Barrick	United States	16.78	0.058	0.978
Robinson	3.0% NSR	KGHM	United States	143.09	0.006	0.812
Soledad Mountain (DEV)	3.0% NSR	Golden Queen	United States	53.34	0.021	1.102
Twin Creeks	2.0% GPR	Newmont	United States	1.62	0.093	0.150
Wharf	0.0 - 2.0% NSR(15)	Goldcorp	United States	24.10	0.024	0.586
Bousquet-Cadillac-Joannes (DEV)	2.0% NSR	Agnico-Eagle	Canada	3.49	0.055	0.191
Canadian Malartic	1.0 - 1.5% NSR(16)	Osisko	Canada	166.08	0.029	4.756
Holt	0.00013 × quarterly avg. gold price	St Andrew	Canada	2.65	0.156	0.415
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.51	0.011	0.124
Mt. Milligan (DEV)	40% of payable gold(17)	Thompson Creek	Canada	531.75	0.011	6.020
Pine Cove (DEV)	7.5% NPI	Anaconda Mining	Canada	2.90	0.060	0.175
Schaft Creek (DEV)(18)	3.5% NPI	Copper Fox	Canada	905.00	0.006	5.570
Tulsequah Chief (DEV)(14)	12.5% payable gold(19)	Chieftian Metals	Canada	—	—	—
Williams	0.97% NSR	Barrick	Canada	16.62	0.069	1.139
Wolverine	0.0 - 9.445% NSR(20)	Yukon Zinc	Canada	4.14	0.047	0.193
Dolores	3.25% NSR	Pan American Silver	Mexico	109.50	0.017	1.849
El Chanate	2.0 - 4.0% NSR(21)	AuRico	Mexico	67.82	0.019	1.284
Mulatos	1.0 - 5.0% NSR(22)	Alamos	Mexico	71.66	0.033	2.388
Peñasquito(23)	2.0% NSR (Oxide)	Goldcorp	Mexico	138.25	0.004	0.530
	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,260.67	0.013	16.010
Andacollo	75% NSR(24)	Teck	Chile	476.61	0.004	1.799
Don Mario	3.0% NSR	Orvana	Bolivia	6.28	0.042	0.265
Don Nicolas (DEV)	2.0% NSR	Minera IRL	Argentina	0.89	0.121	0.108
El Limon	3.0% NSR	B2Gold	Nicaragua	1.81	0.138	0.249
El Toqui	1.0 - 3.0% NSR(25)	Nyrstar	Chile	3.90	0.059	0.231
Mara Rosa (DEV)	1.0% NSR	Amarillo Gold	Brazil	18.87	0.050	0.946
Martha	2.0% NSR	Coeur d'Alene	Argentina	0.05	0.011	0.001
Pascua-Lama (DEV)(26)	0.78 - 5.23% NSR(27)	Barrick	Chile	320.65	0.046	14.680
Tambor (DEV)	4.0% NSR	Radius Gold	Guatemala	0.00	0.000	0.000
Balcooma(28)	1.5% NSR	Kagara	Australia	0.76	0.002	0.001
Burnakura (DEV)(14)	1.5 - 2.5% NSR(29)	Kentor Gold	Australia	—	—	—
Edna May (DEV)	0.5% NSR	Evolution Mining	Australia	0.30	0.030	0.009
Gwalia Deeps	1.5% NSR	St . Barbara	Australia	10.60	0.217	2.301
King of the Hills	1.5% NSR	St. Barbara	Australia	1.77	0.125	0.221

Gold(2)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Kundip (DEV)	1.0 - 1.5% GSR(30)	Silver Lake	Australia	3.10	0.098	0.305
Meekatharra (Paddy's Flat) (DEV)	1.5% NSR	Reed Resources	Australia	7.25	0.062	0.451
	A$10 per gold ounce produced(31)	Reed Resources	Australia	7.25	0.062	0.451
Meekatharra (Reedys) (DEV)	1.5 - 2.5% NSR(32)	Reed Resources	Australia	1.37	0.083	0.114
Meekatharra (Yaloginda) (DEV)	0.45% NSR	Reed Resources	Australia	3.27	0.051	0.165
South Laverton	1.5% NSR	Saracen	Australia	16.99	0.045	0.759
Southern Cross	1.5% NSR	St. Barbara	Australia	3.81	0.061	0.232
Inata	2.5% NSR	Avocet	Burkina Faso	37.28	0.050	1.848
Taparko	2.0% GSR(33)	High River	Burkina Faso	7.77	0.079	0.614

Proven and Probable Silver Reserves
As of December 31, 2011(1)

Silver(34)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Silver Grade (opt)	Silver Contained Ozs(6) (M)
Gold Hill (DEV)	1.0 - 2.0% NSR(10)(11)	Kinross/Barrick	United States	24.61	0.211	5.203
Soledad Mountain (DEV)	3.0% NSR	Golden Queen	United States	53.34	0.372	19.860
Troy	3.0% GSR	Revett	United States	10.53	1.182	12.448
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.51	1.009	11.618
Schaft Creek (DEV)(18)	3.5% NPI	Copper Fox	Canada	905.00	0.051	46.455
Tulsequah Chief(14)	22.5% payable Ag(35)	Chieftan Metals	Canada	—	—	—
Wolverine	0.0 - 9.445% NSR(20)	Yukon Zinc	Canada	4.14	9.546	39.475
Dolores	2.0% NSR	Pan American Silver	Mexico	109.50	0.963	105.476
Peñasquito(23)	2.0% NSR (Oxide)	Goldcorp	Mexico	138.25	0.312	43.131
	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,260.67	0.727	917.109
Don Mario	3.0% NSR	Orvana	Bolivia	6.28	1.331	8.362
Don Nicolas (DEV)	2.0% NSR	Minera IRL	Argentina	0.89	0.146	0.130
El Toqui	1.0 - 3.0% NSR(25)	Nyrstar	Chile	3.90	0.337	1.317
Martha	2.0% NSR	Coeur d'Alene	Argentina	0.05	12.660	0.671
Balcooma(28)	1.5% NSR	Kagara	Australia	0.76	0.498	0.380

 Proven and Probable Base Metal Reserves
As of December 31, 2011(1)

Copper(36)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Johnson Camp	2.5% NSR	Nord Resources	United States	111.20	0.29%	656.000
Robinson	3.0% NSR	KGHM	United States	143.09	0.46%	1,329.473
Troy	3.0% GSR	Revett	United States	10.53	0.47%	98.924
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.68	0.84%	11.355
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.51	2.01%	462.678
Schaft Creek (DEV)(18)	3.5% NPI	Copper Fox	Canada	905.00	0.30%	5,421.371
Voisey's Bay	2.7% NSR	Vale	Canada	24.03	1.39%	667.736
Balcooma(28)	1.5% NSR	Kagara	Australia	0.76	2.13%	32.466
Don Mario	3.0% NSR	Orvana	Bolivia	6.28	1.47%	185.276
Pascua-Lama (DEV)(37)	1.05% NSR	Barrick	Chile	320.65	0.09%	548.177
Las Cruces	1.5% NSR	Inmet	Spain	16.16	5.47%	1,768.107

Lead(38)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Peñasquito(23)	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,260.67	0.22%	6,171.672
El Toqui	1.0 - 3.0% NSR(25)	Nyrstar	Chile	3.90	0.35%	27.434
Balcooma(28)	1.5% NSR	Kagara	Australia	0.76	0.52%	7.879

Zinc(39)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.68	8.58%	116.036
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.51	3.19%	734.300
Peñasquito(23)	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,260.67	0.53%	14,774.753
El Toqui	1.0 - 3.0% NSR(25)	Nyrstar	Chile	3.90	6.56%	511.993
Balcooma(28)	1.5% NSR	Kagara	Australia	0.76	1.92%	29.274

NICKEL(40)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	24.03	2.49%	1,198.763
Avebury (DEV)(14)	2.0% NSR	Minmetals Resources	Australia	—	—	—
Mt. Goode	1.5% NSR	Xstrata	Australia	1.30	2.31%	60.151

COBALT(41)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	24.03	0.12%	59.767

MOLYBDENUM(42)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Schaft Creek	3.5% NPI	Copper Fox	Canada	905.00	0.02%	352.94

(1)
Reserves have been reported by the operators as of December 31, 2011, with the exception of the following properties: Meekatharra (Reedys, Paddy's Flat and Yaloginda)—March 2012; Taparko—January 2012; Mara Rosa—October 2011; Merlin Orbit and South Laverton—September 2011; Balcooma, Edna May, Gwalia Deeps and Southern Cross—June 2011; Schaft Creek—May 2011; Soledad—April 2011; Kutcho Creek—February 2011; Kundip and Pascua-Lama (copper only)—December 2010; Pine Cove—June 2010; Mt. Milligan—October 2009; and Caber—July 2007.

(2)
Gold reserves were calculated by the operators at the following per ounce prices: $1,457—Soledad; $1,400—Inata; A$1,400—Southern Cross; A$1,300—Meekatharra; $1,255—Bousquet-Cadillac-Joannes; $1,250—El Chanate, El Limon, Martha, South Laverton, Taparko and Wharf; A$1,250—Gwalia Deeps and King of the Hills; $1,200—Bald Mountain, Canadian Malartic, Cortez, Dolores, Gold Hill, Goldstrike, Leeville, Pascua-Lama, Peñasquito, Twin Creeks and Williams; $1,150—Mulatos; $1,100—Don Mario, Don Nicolas, Holt and Mara Rosa; $1,000—Robinson; $983—Pine Cove; $850—Andacollo; and $690—Mt. Milligan. Schaft Creek is at a $5.05 NSR cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.90 per ounce silver; $1.93 per pound copper; and $14.70 per pound molybdenum). No gold price was reported for Balcooma, Edna May, El Toqui, Kundip, Kutcho Creek, Marigold and Wolverine.

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

(5)
The reserves reported are either estimates received from the various operators or are based on royalty documentation material provided to Royal Gold or which is derived from recent publicly-available information from the operators of the various properties or various recent National Instrument 43-101 or JORC Code reports filed by operators. Accordingly, Royal Gold is not able to reconcile the reserve estimates prepared in reliance on National Instrument 43-101 or JORC Code with definitions of the U.S. Securities and Exchange Commission.

(6)
"Contained ounces" or "contained pounds" do not take into account recovery losses in mining and processing the ore.

(7)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $375—1.75%; >$375 to $400—2.0%; >$400 to $425—2.25%; >$425—2.5%. All price points are stated in 1986 dollars and are subject to adjustment in accordance with a blended index comprised of labor, diesel fuel, industrial commodities and mining machinery.

(8)
GSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $210—0.40%; $210 to $229.99—0.50%; $230 to $249.99—0.75%; $250 to $269.99—1.30%; $270 to $309.99—2.25%; $310 to $329.99—2.60%; $330 to $349.99—3.00%; $350 to $369.99—3.40%; $370 to $389.99—$3.75%; $390 to $409.99—4.0%; $410 to $429.99—4.25%; $430 to $449.99—4.50%; $450 to $469.99—4.75%; $470 and higher—5.00%.

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

(12)
The 0.9% NSR applies to the MACE claims. The operator did not break out reserves or resources subject to the 0.9% NSR. Production subject to the 1.0% to 2.0% NSR sliding-scale royalty is expected to commence in the second half of calendar 2012.

(13)
Royalty only applies to Section 29 which currently holds about 95% of the reserves reported for the property. An additional Cordilleran royalty applies to a portion of Section 28. Additional Rayrock royalties apply to Sections 28, 32 and 33; these royalty rates vary depending on pre-existing royalties. The Rayrock royalties take effect once 200,000 ounces of gold have been produced from the property. As of June 30, 2012, approximately 103,000 ounces have been produced.

(14)
The operators at Avebury, Burnakura, Relief Canyon and Tulsequah Chief have not declared reserves.

(15)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to under $350—0.0%; $350 to under $400—0.5%; $400 to under $500—1.0%; $500 or higher—2.0%.

(16)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $350—1.0%; above $350—1.5%.

(17)
This is a metal stream whereby the purchase price for gold ounces delivered is $435 per ounce, or the prevailing market price of gold, if lower; no inflation adjustment. Upon the effectiveness of the Milligan III Agreement, we will own 52.25% of the payable gold produced from the Mt. Milligan project.

(18)
Reserves have not been updated since the 2008 43-101 technical report; resources were updated on May 1, 2011.

(19)
This is a metal stream whereby the purchase price for gold ounces delivered is $450 per ounce on the first 48,000 ounces of gold; $500 per ounce thereafter, or the prevailing market price, if lower.

(20)
Gold royalty rate is based on the price of silver per ounce. NSR sliding-scale schedule (price of silver per ounce—royalty rate): Below $5.00—0.0%; $5.00 to $7.50—3.778%; >$7.50—9.445%.

(21)
The NSR sliding-scale royalty is capped once payments of approximately $17 million have been received. As of June 30, 2012, approximately $3.4 million remains under the $17 million cap. NSR sliding-scale schedule (price of gold per ounce—royalty rate): less than $300—2.0%; $300 to $350—3.0%; greater than $350—4.0%.

(22)
The Company's royalty is subject to a 2.0 million ounce cap on gold production. There have been approximately 901,000 ounces of cumulative production as of June 30, 2012. NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $299.99—1.0%; $300 to $324.99—1.50%; $325 to $349.99—2.0%; $350 to $374.99—3.0%; $375 to $399.99—4.0%; $400 or higher—5.0%.

(23)
Operator reports reserves by material type. The sulfide material will be processed by milling. The oxide material will be processed by heap leaching.

(24)
The royalty rate is 75% until 910,000 payable ounces of gold have been produced; 50% thereafter. There have been approximately 98,000 cumulative payable ounces produced as of June 30, 2012. Gold is produced as a by-product of copper.

(25)
All metals are paid based on zinc prices. NSR sliding-scale schedule (price of zinc per pound—royalty rate): Below $0.50—0.0%; $0.50 to below $0.55—1.0%; $0.55 to below $0.60—2.0%; $0.60 or higher—3.0%.

(26)
Royalty applies to all gold production from an area of interest in Chile. Only that portion of the reserves pertaining to our royalty interest in Chile is reflected here. Approximately 20% of the royalty is limited to the first 14.0 million ounces of gold produced from the project. Also, 24% of the royalty can be extended beyond 14.0 million ounces produced for $4.4 million.

(27)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): less than or equal to $325—0.78%; $400—1.57%; $500—$2.72%; $600—3.56%; $700—4.39%; greater than or equal to $800—5.23%. Royalty is interpolated between lower and upper endpoints.

(28)
Figures reflect reserves associated with the entire property. The operator did not provide a detailed breakdown of the reserves and additional mineralized material subject to Royal Gold's royalty interest. Therefore, a portion of the reserves is not subject to Royal Gold's royalty interest.

(29)
The 1.5% to 2.5% NSR sliding-scale royalty applies to cumulative production above 300,000 ounces at both the Burnakura and Meekatharra-Reedys properties. Once 300,000 ounces have been produced, the royalty begins paying at a per year rate of 1.5% for the next 75,000 ounces per year produced and at a rate of 2.5% on production above 375,000 ounces per year. Cumulative production is estimated at 268,000 ounces as of December 31, 2011.

(30)
Royalty pays 1.0% for the first 250,000 ounces of production and then 1.5% for production above 250,000 ounces.

(31)
The A$10 per ounce royalty applies on production above 50,000 ounces.

(32)
The 1.5% to 2.5% NSR sliding-scale royalty applies to cumulative production above 300,000 ounces at both the Burnakura and Meekatharra-Reedys properties. Once 300,000 ounces have been produced, the royalty begins paying at a per year rate of 1.5% for the next 75,000 ounces per year produced and at a rate of 2.5% on production above 375,000 ounces per year. Cumulative production is estimated at 268,000 ounces as of December 31, 2011.

(33)
The 2.0% GSR royalty applies to gold production from defined portions of the Taparko-Bouroum project area. There is also a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of he Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

(34)
Silver reserves were calculated by the operators at the following prices per ounce: $39.63—Soledad; $30.00—Gold Hill; $25.00—Don Nicolas; $24.00—Martha; $23.00—Dolores; $20.00—Don Mario and Peñasquito; and $19.61—Troy. Schaft Creek is at a $5.05 NSR cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.90 per ounce silver; $1.93 per pound copper; and $14.70 per pound molybdenum). No silver price was reported for Balcooma, El Toqui, Kutcho Creek and Wolverine.

(35)
This is a metal stream whereby the purchase price for silver ounces delivered is $5.00 per ounce on the first 2.78 million ounces of silver; $7.50 per ounce thereafter, or the prevailing market price of the metal, if lower.

(36)
Copper reserves were calculated by the operators at the following prices per pound: $3.25—Voisey's Bay; $3.23—Troy; $2.75—Don Mario and Robinson; $2.50—Johnson Camp; $2.25—Las Cruces; and $1.60—Mt. Milligan. Schaft Creek is at a $5.05 NSR cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.90 per ounce silver; $1.93 per pound copper; and $14.70 per pound molybdenum). No copper reserve price was reported for Balcooma, Caber or Kutcho Creek.

(37)
Royalty applies to all copper production from an area of interest in Chile. Only that portion of the reserves pertaining to our royalty interest in Chile is reflected here. This royalty will take effect after January 1, 2017. Copper reserves are as of December 31, 2010.

(38)
Lead reserve price was calculated by the operator at Peñasquito at $0.80 per pound. No lead reserve price was reported for Balcooma or El Toqui.

(39)
Zinc reserve price was calculated by the operator at Peñasquito at $0.85 per pound. No zinc reserve price was reported for Balcooma, Caber, El Toqui or Kutcho Creek.

(40)
Nickel reserve price was calculated by the operator at Voisey's Bay at $8.97 per pound. No nickel price was reported for Mt. Goode.

(41)
Cobalt reserve price was calculated by the operator at Voisey's Bay at $16.37 per pound.

(42)
Schaft Creek is at a $5.05 NSR cut-off grade (metal price assumptions used by the operator were $658 per ounce gold; $10.90 per ounce silver; $1.93 per pound copper; and $14.70 per pound molybdenum).

ITEM 3.   LEGAL PROCEEDINGS

        Refer to Note 17 of the notes to consolidated financial statements for a discussion on litigation associated with our Voisey's Bay royalty.

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Current Stockholders

        Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "RGLD" and on the Toronto Stock Exchange under the symbol "RGL." The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on NASDAQ for each quarter since July 1, 2010.

		Sales Prices
Fiscal Year:		High	Low
2011	First Quarter (July, Aug., Sept.—2010)	$51.57	$42.15
	Second Quarter (Oct., Nov., Dec.—2010)	$55.22	$46.74
	Third Quarter (Jan., Feb., March—2011)	$55.05	$45.37
	Fourth Quarter (April, May, June—2011)	$62.33	$51.38
2012	First Quarter (July, Aug., Sept.—2011)	$83.87	$57.04
	Second Quarter (Oct., Nov., Dec.—2011)	$82.70	$58.14
	Third Quarter (Jan., Feb., March—2012)	$78.32	$61.60
	Fourth Quarter (April, May, June—2012)	$80.97	$57.00

        As of July 31, 2012, there were 902 stockholders of record of our common stock.

Dividends

        We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.

        For calendar year 2012, our annual dividend is $0.60 per share of common stock and exchangeable shares. We paid the first payment of $0.15 per share on January 20, 2012, to common stockholders and the holders of exchangeable shares of record at the close of business on January 6, 2012. We paid the second payment of $0.15 per share on April 20, 2012, to common stockholders and the holders of exchangeable shares of record at the close of business on April 5, 2012. We paid the third payment of $0.15 per share on July 20, 2012 to common stockholders and holders of exchangeable shares of record at the close of business on July 6, 2012. Subject to board approval, we anticipate paying the fourth payment of $0.15 per share on October 19, 2012, to common shareholders and holders of exchangeable shares of record at the close of business on October 5, 2012.

        For calendar year 2011, we paid an annual dividend of $0.44 per share of common stock and exchangeable shares in four quarterly payments of $0.11 each. We paid the first payment of $0.11 per share on January 21, 2011, to common stockholders and the holders of exchangeable shares of record at the close of business on January 7, 2011. We paid the second payment of $0.11 per share on April 15, 2011, to common stockholders and the holders of exchangeable shares of record at the close of business on April 1, 2011. We paid the third payment of $0.11 per share on July 15, 2011 to common stockholders and holders of exchangeable shares of record at the close of business on July 1, 2011. We paid the fourth payment of $0.11 per share on October 14, 2011, to common shareholders and holders of exchangeable shares of record at the close of business on September 30, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years Ended June 30,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share data)
Royalty revenue(1)	$263,054	$216,469	$136,565	$73,771	$66,297
Operating income	$156,888	$118,925	$41,035	$27,292	$32,982
Net income	$98,309	$77,299	$29,422	$41,357	$25,395
Net income attributable to Royal Gold stockholders	$92,476	$71,395	$21,492	$38,348	$24,043
Net income available to Royal Gold common stockholders	$92,476	$71,395	$21,492	$38,348	$19,255
Net income per share available to Royal Gold common stockholders:
Basic	$1.61	$1.29	$0.49	$1.09	$0.62
Diluted	$1.61	$1.29	$0.49	$1.07	$0.61
Dividends declared per common share(2)	$0.56	$0.42	$0.34	$0.30	$0.28

	As of June 30,
	2012	2011	2010	2009	2008
	(Amounts in thousands)
Total assets	$2,373,045	$1,902,702	$1,865,333	$809,924	$545,850
Royalty interests in mineral properties, net	$1,890,988	$1,690,439	$1,476,799	$455,966	$300,670
Debt, including current portion	$293,248	$226,100	$248,500	$19,250	$15,750
Net deferred tax liabilities	$178,716	$152,564	$155,978	$23,371	$26,034
Total liabilities	$509,616	$415,007	$431,785	$49,513	$51,222
Total Royal Gold stockholders' equity	$1,838,459	$1,460,162	$1,403,716	$749,441	$483,217

(1)
Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 22% increase in royalty revenue during fiscal year 2012 when compared to fiscal year 2011 and the 59% increase in royalty revenue during fiscal year 2011 when compared to fiscal year 2010.

(2)
The 2012, 2011, 2010, 2009 and 2008 calendar year dividends were $0.60, $0.44, $0.36, $0.32 and $0.28, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties and similar interests. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any, and we use the term "royalties" in this Quarterly Report on Form 10-Q to refer to royalties, gold or silver stream interests, and other similar interests. We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalties. We are engaged in a continual review of opportunities to acquire existing royalties, to create new royalties through the financing of mine development or exploration, or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive divestitures.

        As of June 30, 2012, the Company owned royalties on 39 producing properties, 26 development stage properties and 128 exploration stage properties, of which the Company considers 40 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2012, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

        Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver, copper and nickel, together with the amounts of production from our producing stage royalty interests. The price of gold, silver, copper, nickel and other metals have fluctuated widely in recent years. The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and declines in the price of gold, silver, copper or nickel could have a material and adverse effect on the Company's results of operations and financial condition.

        For the fiscal years ended June 30, 2012, 2011 and 2010, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Fiscal Year Ended
	June 30, 2012		June 30, 2011		June 30, 2010
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,673	68%	$1,369	64%	$1,089	81%
Silver ($/ounce)	$33.26	7%	$28.61	6%	$16.85	3%
Copper ($/pound)	$3.71	11%	$3.92	10%	$3.03	9%
Nickel ($/pound)	$8.77	11%	$10.86	15%	$8.78	4%
Other	N/A	3%	N/A	5%	N/A	3%

Operators' Production Estimates by Royalty for Calendar Year 2012

        We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2012. The following table shows such production estimates for our principal producing properties for calendar 2012 as well as the actual production reported to us by the various operators through June 30, 2012. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators' estimates or production reports and have not independently assessed or verified the accuracy of such information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our cornerstone and principal producing and development properties.

Operators' Production Estimate by Royalty for Calendar Year 2012 and Reported Production
Principal Producing Properties
For the period January 1, 2012 through June 30, 2012

	Calendar 2012 Operator's Production Estimate(1)			Reported Production through June 30, 2012(2)
Royalty	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)
Andacollo	60,000	—	—	25,082	—	—
Canadian Malartic	565,000	—	—	182,579	—	—
Cortez GSR1	94,000	—	—	50,147	—	—
Cortez GSR2	12,000	—	—	60	—	—
Cortez GSR3	106,000	—	—	50,207	—	—
Cortez NVR1	83,000	—	—	35,531	—	—
Dolores(3)	75,000 - 80,000	3.5 - 4.5 million	—	24,595	1.5 million	—
Holt	45,000 - 50,000	—	—	20,308	—	—
Las Cruces
Copper			136.0 - 151.2 million			67.2 million
Leeville	254,000	—	—	100,873	—	—
Mulatos	200,000 - 220,000	—	—	96,570	—	—
Peñasquito	370,000 - 390,000	23 - 24 million	—	178,071	12.6 million	—
Lead			155 - 160 million			94.6 million
Zinc			310 - 325 million			166.8 million
Robinson(4)	N/A	—	—	14,864	—	—
Copper			N/A			56.4 million
Voisey's Bay(4)
Copper			N/A			12.6 million
Nickel			N/A			81.5 million
Wolverine(4)	N/A	N/A		1,234	0.7 million	—

(1)
There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2012 through June 30, 2012, as reported to us by the operators of the mines.

(3)
In March 2012, Pan American acquired Minefinders. The production estimate shown was provided by Minefinders. Pan American announced production guidance of 49,000 to 53,000 ounces of gold and 2.75 to 3.0 million ounces of silver for the period April 1 through December 31, 2012.

(4)
The Company did not receive calendar 2012 production guidance from the operator.

Historical Production

        The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our royalty interests, as reported to us by the operators of the mines:

Historical Production(1) by Royalty
Principal Producing Properties
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Royalty	Metal	2012	2011	2010
Andacollo	Gold	51,438 oz.	42,344 oz.	4,145 oz.
Canadian Malartic	Gold	297,545 oz.	35,285 oz.	N/A
Cortez GSR1	Gold	115,920 oz.	191,400 oz.	355,513 oz.
Cortez GSR2	Gold	752 oz.	762 oz.	2,082 oz.
Cortez GSR3	Gold	116,672 oz.	192,162 oz.	357,595 oz.
Cortez NVR1	Gold	81,962 oz.	120,030 oz.	259,741 oz.
Dolores	Gold	61,203 oz.	59,983 oz.	73,463 oz.
	Silver	3.1 million oz.	2.6 million oz.	1.2 million oz.
Holt	Gold	41,166 oz.	11,814 oz.	N/A
Las Cruces	Copper	119.1 million lbs.	74.7 million lbs.	20.8 million lbs.
Leeville	Gold	305,059 oz.	443,317 oz.	454,148 oz.
Mulatos	Gold	169,268 oz.	150,536 oz.	164,954 oz.
Peñasquito	Gold	294,518 oz.	206,726 oz.	117,963 oz.
	Silver	21.5 million oz.	17.3 million oz.	7.2 million oz.
	Lead	164.0 million lbs.	132.9 million lbs.	36.7 million lbs.
	Zinc	312.6 million lbs.	217.0 million lbs.	48.5 million lbs.
Robinson	Gold	31,029 oz.	49,712 oz.	86,101 oz.
	Copper	105.3 million lbs.	93.7 million lbs.	107.4 million lbs.
Voisey's Bay	Nickel	131.6 million lbs.	112.5 million lbs.	19.0 million lbs.
	Copper	107.2 million lbs.	67.8 million lbs.	8.6 million lbs.
Wolverine	Gold	1,296 oz.	905 oz.	N/A
	Silver	1.0 million oz.	258,502 oz.	N/A

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

        The Company's policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value. Any temporary declines in fair value are recorded as a charge to other comprehensive income. If such impairment is determined by the Company to be other than temporary, the investment's cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary. Based on the Company's analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the fiscal year ended June 30, 2012. The most significant available-for-sale security is the investment in Seabridge Gold, Inc. ("Seabridge") common stock, acquired in June 2011 and discussed in greater detail in Note 4 of the notes to consolidated financial statements. The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge's Kerr-Sulphurets-Mitchell project.

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

        Revenue recognized pursuant to the Robinson royalty agreement is based upon 3.0% of revenue received by the operator of the mine, KGHM, for the sale of minerals from the Robinson mine, reduced by certain costs incurred by KGHM. KGHM's concentrate sales contracts with third-party smelters, in general, provide for an initial sales price payment based upon provisional assays and quoted metal prices at the date of shipment. Final true-up sales price payments to KGHM are subsequently based upon final assay and market metal prices on a specified future date, typically one to three months after the date the concentrate arrives at the third-party smelter (which generally occurs four to five months after the shipment date from the Robinson mine). We do not have all the key information regarding the terms of the operator's smelter contracts, such as the terms of specific concentrate shipments to a smelter or quantities of metal or expected settlement arrangements at the time of an operator's shipment of concentrate.

        Each monthly payment from KGHM is typically a combination of revenue received by KGHM for provisional payments during the month and any upward or downward adjustments for final assays and commodity prices for earlier shipments. Whether the payment to Royal Gold is based on KGHM's revenue in the form of provisional or final payments, Royal Gold records royalty revenue and the corresponding receivable based on the monthly amounts it receives from KGHM, as determined pursuant to the royalty agreement. The royalty contract does not provide Royal Gold with rights or obligations to settle any final assay and commodity price adjustments with KGHM. Therefore, once a given monthly payment is received by Royal Gold it is not subject to later adjustment based on adjustments for assays or commodity prices. Under the royalty agreement, KGHM may include such final adjustments as a component of future royalty payments.

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

Liquidity and Capital Resources

Overview

        At June 30, 2012, we had current assets of $445.2 million compared to current liabilities of $15.2 million for a current ratio of 29 to 1. This compares to current assets of $169.3 million and current liabilities of $28.9 million at June 30, 2011, resulting in a current ratio of approximately 6 to 1. The increase in our current ratio was primarily attributable to an increase in cash and equivalents due to proceeds received from our recent convertible debt offering and equity offering, both of which are discussed below. The increase is also attributable to a decrease in our current portion of debt due to the payoff and termination of our term loan, which is also discussed below.

        During the fiscal year ended June 30, 2012, liquidity needs were met from $263.1 million in royalty revenues, our available cash resources, including net proceeds of approximately $359.0 million from our recent convertible senior notes offering and proceeds of $268.4 million from our recent common stock offering, each of which are discussed below. Approximately $110.6 million of the net proceeds from the convertible senior notes offering were used to repay the amounts outstanding under our term loan. The term loan has been terminated as of June 30, 2012. Also discussed below, in May 2012, the Company expanded, among other things, its revolving credit facility from $225 million to $350 million. As of June 30, 2012, the Company had $350 million available and no amounts outstanding under its revolving credit facility. Refer to Note 8 of our notes to consolidated financial statements and below for further discussion on our debt.

        We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs, exploration costs and capital expenditures for the foreseeable future. Our current financial resources are also available to fund dividends and for royalty acquisitions, including the remaining commitments incurred in connection with the Mt. Milligan and Tulsequah Chief acquisitions, as discussed in Note 3 of our notes to consolidated financial statements. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, has acquisition opportunities in various stages of active review. In the event of a substantial royalty or other acquisition, we would seek additional debt or equity financing opportunities as necessary.

        Please refer to our risk factors included in Part 1, Item 1A of this report for a discussion of certain risks that may impact the Company's liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Milligan III Acquisition

        On August 8, 2012, we entered into the Milligan III Agreement with Thompson Creek and one of its wholly-owned subsidiaries. Among other things and subject to certain conditions, we agreed to purchase an additional 12.25% of the payable ounces of gold from the Mt. Milligan project in exchange for payment advances totaling $200 million, of which $75 million will be paid shortly after the effectiveness of the Milligan III Agreement. Upon the effectiveness of the Milligan III Agreement, the amount of future scheduled payments to Thompson Creek will increase to $326.9 million, with $75 million due three business days after effectiveness and the future scheduled quarterly payments being revised to total $251.9 million, with $45 million due September 1, 2012, $95 million due December 1, 2012, $62 million due March 1, 2013, $37 million due June 1, 2013 and $12.9 million due September 1, 2013.

2019 Convertible Senior Notes

        In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019. Net proceeds from the offering were approximately $359.0 million, after deducting underwriting discounts and commission and offering expenses. The Company used approximately $110.6 million of the net proceeds from the offering to repay amounts outstanding under, and to terminate, our term loan facility. The Company intends to use the remaining net proceeds from the offering for general corporate purposes, including acquisitions of additional royalty interests.

        The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.

        The 2019 Notes may be converted at the option of the holder on any day prior to the close of business on the business day immediately preceding March 15, 2019, in multiples of $1,000 principal amount, under any of the following circumstances: (1) during any fiscal quarter beginning after June 30, 2012, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate events specified in the indenture governing the 2019 Notes; or (4) if the Company calls any 2019 Notes for redemption, at any time until the close of business on the business day preceding the redemption date. On or after March 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date of June 15, 2019, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances.

        The 2019 Notes are convertible at an initial conversion rate of 9.4955 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $105.31 per share for a total of approximately 3.5 million underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company's conversion obligation may be satisfied, at the Company's option, in cash, shares of common stock or a combination of cash and shares of common stock. The Company currently intends to settle the $1,000 principal amount of each 2019 Note in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.

        On or after June 15, 2015, the Company may redeem for cash all or part of the 2019 Notes, except for the 2019 Notes that the Company is required to repurchase in connection with a fundamental change (as discussed below), but only if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending within 10 trading days immediately prior to the date the Company provides the redemption notice exceeds 130% of the applicable conversion price for the 2019 Notes on each such day. The redemption price for the 2019 Notes will equal 100% of the principal amount being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus $90 per each $1,000 principal amount being redeemed. Holders may elect to convert upon notice of redemption.

        Holders may require the Company to purchase some or all of their 2019 Notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 2019 Notes, at 100% of the principal amount of the 2019 Notes to be purchased, plus any accrued and unpaid interest, if any, to, but excluding, the purchase date.

        If a fundamental change occurs that is also a specific type of change of control under the indenture governing the 2019 Notes, or if the Company issues a redemption notice for the 2019 Notes, the Company will increase the conversion rate for notes converted under such circumstances.

Amendment to Revolving Credit Facility

        On May 30, 2012, Royal Gold entered into a Fifth Amended and Restated Revolving Credit Agreement (the "revolving credit facility") among Royal Gold, as the borrower, certain subsidiaries of Royal Gold, as guarantors, HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and Scotiabank, as syndication agent and joint bookrunner. The revolving credit facility replaces Royal Gold's $225 million revolving credit facility under the Fourth Amended and Restated Credit Agreement, dated as of February 1, 2011.

        The modifications implemented in the revolving credit facility include, among others: (1) an increase in the maximum principal balance to $350 million, which will provide an additional $125 million to the Company; (2) an extension of the final maturity date from February 2014 to May 2017; and (3) the addition of an accordion feature which permits Royal Gold to increase the revolving credit facility from time to time by up to an aggregate of $50 million with no amendments or additional fees upon the satisfaction of certain conditions, including the payment in full and termination of Royal Gold's term loan and obtaining additional lender commitments for such increase.

        Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.75% to 2.25%, based on Royal Gold's leverage ratio (as defined therein). As of June 30, 2012, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.875%. Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty. As of June 30, 2012, Royal Gold had no debt outstanding under the revolving credit facility.

        The revolving credit facility contains covenants limiting the ability of Royal Gold and its subsidiaries to, among other things, incur certain debt or liens, dispose of assets, enter into certain transactions with affiliates, make certain investments or consummate certain mergers, as well as a cross-default provision to certain other permitted debt and royalty contracts. In addition, the revolving credit facility contains financial covenants relating to, among other things: (1) maintaining a leverage ratio of 3.0 to 1.0 or less; (2) maintaining a consolidated net worth (as defined therein) of not less than a base amount that increases according to cumulative positive quarterly net income; (3) maintaining an interest coverage ratio (as defined therein) of greater than 3.0 to 1.0; (4) maintaining a current ratio (as defined therein) of not less than 1.5 to 1.0; and (5) maintaining a debt service coverage ratio (as defined therein) of not less than 1.25 to 1.0. As of June 30, 2012, Royal Gold was in compliance with each covenant.

        The revolving credit facility is guaranteed by three wholly-owned subsidiaries of Royal Gold: High Desert Mineral Resources, Inc. ("High Desert"), RG Exchangeco Inc. and RG Mexico, Inc. ("RG Mexico"). The revolving credit facility is secured by a first priority, perfected lien in (1) a significant portion of Royal Gold's royalties from mines located in the United States, Canada and Mexico, including royalties at Cortez, Goldstrike, Leeville, Robinson, Dolores, Peñasquito, Mulatos, Holt, Canadian Malartic, Allen and Kutcho Creek; (2) 100% of Royal Gold's equity interests in High Desert and RG Mexico; and (3) substantially all of the present and future personal property and assets of Royal Gold, High Desert and RG Mexico.

        The revolving credit facility also contains customary events of default. If an event of default occurs and is continuing, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the revolving credit facility and foreclose on the collateral secured thereunder.

Repayment and Termination of the Term Loan

        As discussed above, in June 2012, the Company repaid all amounts outstanding under and terminated its term loan. The Company used a portion of the proceeds from its 2019 Notes offering to repay the amounts outstanding under the term loan, which totaled approximately $110.6 million. The Company did not incur any early prepayment charges or penalties associated with its repayment and termination of the term loan.

Common Stock Offering

        In January 2012, we sold 4,000,000 shares of our common stock, at a price of $67.10 per share, resulting in proceeds of approximately $268.4 million. In February 2012, the Company used a portion of the net proceeds to repay all amounts outstanding under the revolving credit facility. The Company intends to use the remaining net proceeds of the offering to fund acquisitions of additional royalty interests and to fund near-term commitments resulting from the Milligan II Acquisition.

Summary of Cash Flows

Operating Activities

        Net cash provided by operating activities totaled $162.2 million for the fiscal year ended June 30, 2012, compared to $147.0 million and $48.4 million for the fiscal years ended June 30, 2011 and 2010, respectively. The increase in net cash provided by operating activities for each period is primarily due to (i) an increase in net income, which primarily was due to an increase in royalty revenue, and (ii) an increase in depreciation, depletion and amortization expense, each of which are discussed in further detail below within this MD&A. These increases were partially offset by an increase in our royalty receivables, which is attributable to an increase in royalty revenue, in each period.

Investing Activities

        Net cash used in investing activities totaled $271.4 million for the fiscal year ended June 30, 2012, compared to $306.3 million for the fiscal year ended June 30, 2011. The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions of royalty interests in mineral properties compared to the same period of the prior year.

        Net cash used in investing activities totaled $306.3 million for the fiscal year ended June 30, 2011, compared to $480.5 million for the fiscal year ended June 30, 2010. The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions of royalty interests in mineral properties and business combination activities compared to the same period of the prior year.

Financing Activities

        Net cash provided by financing activities totaled $370.5 million for the fiscal year ended June 30, 2012, compared to cash used in financing activities of $51.4 million for the fiscal year ended June 30, 2011. The increase in net cash provided by financing activities is primarily due to (i) net proceeds from the 2019 Notes ($359.0 million) and (ii) the sale by the Company in January 2012 of 4,000,000 shares of its common stock, at a price of $67.10 per share, resulting in proceeds of approximately $268.4 million. In December 2011, the Company borrowed $100 million under its revolving credit facility to help fund the Mt. Milligan II Acquisition. In February 2012, the Company used a portion of the net proceeds of the sale of its securities to repay the outstanding amounts under its revolving credit facility. In June 2012, the Company used a portion of the proceeds from the issuance of the 2019 Notes and repaid all amounts ($110.6 million) outstanding under the term loan. During the fiscal year ended June 30, 2012 and 2011, the Company made debt repayments of $326.1 and $41.9 million, respectively, and paid common stock dividends of $29.5 million and $22.1 million, respectively.

        Net cash used in financing activities totaled $51.4 million for the fiscal year ended June 30, 2011, compared to cash provided by financing activities of $462.4 million for the fiscal year ended June 30, 2010. The decrease was primarily due to the Company needing less borrowings or financings to help with the funding of its royalty acquisitions during the period. During the fiscal year ended June 30, 2011 and 2010, the Company made debt repayments of $41.9 and $55.3 million, respectively, and paid common stock dividends of $22.1 million and $14.6 million, respectively.

Contractual Obligations

        Our contractual obligations as of June 30, 2012, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2019 Notes(1)	$444,344	$10,519	$21,275	$21,275	$391,275

Total	$444,344	$10,519	$21,275	$21,275	$391,275

(1)
Amounts represent principal ($370 million) and estimated interest payments ($74.3 million) assuming no early extinguishment.

        For information on our contractual obligations, see Note 8 of the notes to consolidated financial statements under Part II, Item 8, "Financial Statements and Supplementary Data" of this report. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.

Results of Operations

Fiscal Year Ended June 30, 2012, Compared with Fiscal Year Ended June 30, 2011

        For the fiscal year ended June 30, 2012, we recorded net income available to Royal Gold common stockholders of $92.5 million, or $1.61 per basic share and diluted share, compared to net income available to Royal Gold common stockholders of $71.4 million, or $1.29 per basic and diluted share, for the fiscal year ended June 30, 2011. The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below. This increase was partially offset by an increase in production taxes, depletion expense, income tax expense and the royalty restructuring charge during the period, each of which are discussed further below.

        For fiscal year ended June 30, 2012, we recognized total royalty revenue of $263.1 million, at an average gold price of $1,673 per ounce, an average silver price of $33.26 per ounce, an average nickel price of $8.77 per pound and an average copper price of $3.71 per pound, compared to total royalty revenue of $216.5 million, at an average gold price of $1,369 per ounce, an average silver price of $28.61 per ounce, an average nickel price of $10.86 per pound and an average copper price of $3.92 per pound, for fiscal year ended June 30, 2011. Royalty revenue and the corresponding production, attributable to our royalty interests, for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 is as follows:

Royalty Revenue and Production Subject to our Royalty Interests
Fiscal Years Ended June 30, 2012 and 2011
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2012		Fiscal Year Ended June 30, 2011
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)	Royalty Revenue	Reported Production(1)
Andacollo	Gold	$64,075	51,438 oz.	$43,604	42,344 oz.
Voisey's Bay		$36,030		$32,677
	Nickel		131.6 million lbs.		112.5 million lbs.
	Copper		107.2 million lbs.		67.8 million lbs.
Peñasquito		$28,468		$21,540
	Gold		294,518 oz.		206,726 oz.
	Silver		21.5 million oz.		17.3 million oz.
	Lead		164.0 million lbs.		132.9 million lbs.
	Zinc		312.6 million lbs.		217.0 million lbs.
Holt	Gold	$14,966	41,166 oz.	$3,190	11,814 oz.
Mulatos	Gold	$13,794	169,268 oz.	$10,152	150,536 oz.
Cortez	Gold	$13,160	116,672 oz.	$17,240	192,162 oz.
Robinson		$11,687		$12,377
	Gold		31,029 oz.		49,712 oz.
	Copper		105.3 million lbs.		93.7 million lbs.
Leeville	Gold	$9,159	305,059 oz.	$10,692	443,317 oz.
Canadian Malartic	Gold	$7,133	297,545 oz.	$797	35,285 oz.
Las Cruces	Copper	$6,448	119.1 million lbs.	$4,467	74.7 million lbs.
Dolores		$5,323		$4,457
	Gold		61,203 oz.		59,983 oz.
	Silver		3.1 million oz.		2.6 million oz.
Wolverine		$2,155		$667
	Gold		1,296 oz.		905 oz.
	Silver		1.0 million oz.		258,502 oz.
Other(2)	Various	$50,656	N/A	$54,609	N/A

Total Royalty Revenue		$263,054		$216,469

(1)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2012 and June 30, 2011, as reported to us by the operators of the mines.

(2)
"Other" includes all of the Company's non-principal producing royalties as of June 30, 2012. Individually, no royalty included within the "Other" category contributed greater than 5% of our total royalty revenue for either period.

        The increase in royalty revenue for the fiscal year ended June 30, 2012, compared with the fiscal year ended June 30, 2011, resulted primarily from an increase in the average gold and silver prices, increased production at Andacollo, Voisey's Bay, Mulatos and Dolores, the continued ramp-up at Peñasquito, Holt, Las Cruces, Canadian Malartic and Wolverine. These increases were partially offset during the period due to decreases in production at Cortez, Leeville and Robinson. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

        Depreciation, depletion and amortization expense increased to $75.0 million for the fiscal year ended June 30, 2012, from $67.4 million for the fiscal year ended June 30, 2011. The increase was primarily attributable to an increase in production at Andacollo, Voisey's Bay and Las Cruces, which resulted in additional depletion expense of approximately $8.3 million during the period. The increase was also attributable to the continued ramp-up at Holt and Canadian Malartic, which resulted in additional depletion expense of approximately $4.3 million during the period. These increases were partially offset by a decrease in depletion at Taparko of approximately $4.3 million, which was due to the dollar cap being met during the prior period.

        During the fiscal year ended June 30, 2012, we recognized income tax expense totaling $54.7 million compared with $39.0 million during the fiscal year ended June 30, 2011. This resulted in an effective tax rate of 35.8% during the current period, compared with 33.5% in the prior period. The increase in the effective tax rate for the twelve months ended June 30, 2012 is primarily related to an increase in tax expense and valuation allowances related to earnings from non-U.S. subsidiaries offset by a decrease in tax expense associated with the decrease in foreign currency exchange gains and the effect of excess depletion.

Fiscal Year Ended June 30, 2011, Compared with Fiscal Year Ended June 30, 2010

        For the fiscal year ended June 30, 2011, we recorded net income available to Royal Gold common stockholders of $71.4 million, or $1.29 per basic and diluted share, compared to net income available to Royal Gold common stockholders of $21.5 million, or $0.49 per basic and diluted share, for the fiscal year ended June 30, 2010. The increase in our earnings per share during the fiscal year ended June 30, 2011 was primarily attributable to an increase in royalty revenue, as discussed further below. The increase is also attributable to a decrease in one-time International Royalty Corporation ("IRC") severance and acquisition related costs of approximately $19.4 million, which were incurred during the period ended June 30, 2010. These increases were partially offset by an increase in our total costs and expenses, which are each further discussed below.

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

        The increase in royalty revenue for the fiscal year ended June 30, 2011, compared with the fiscal year ended June 30, 2010, resulted primarily from an increase in the average gold, silver, copper and nickel prices, a full year of payable production at Andacollo ($39.8 million), an increase in revenue from IRC producing royalties ($44.6 million) acquired in February 2010 and the continued ramp-up at Peñasquito. These increases were partially offset during the period due to a decrease in production at Cortez and lower revenue from Taparko and Siguiri, which was due to the dollar caps being met during fiscal year 2011. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

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

Forward-Looking Statements

        Cautionary "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of our royalty properties; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Words such as "may," "could," "should," "would," "believe," "estimate," "expect," "anticipate," "plan," "forecast," "potential," "intend," "continue," "project" and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies. Please see "Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and reduce our royalty revenues. Certain of our royalty contracts have features that may amplify the negative effects of a drop in commodity prices," under Part I, Item 1A, Risk Factors, of this report for more information on factors that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

        During the fiscal year ended June 30, 2012, we reported royalty revenues of $263.1 million, with an average gold price for the period of $1,673 per ounce, an average silver price for the period of $33.26 per ounce, an average copper price of $3.71 per pound and an average nickel price of $8.77 per pound. Approximately 68% of our total recognized revenues for the fiscal year ended June 30, 2012 were attributable to gold sales from our gold producing interests, as shown within the MD&A. For the fiscal year ended June 30, 2012, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $19.3 million and $19.0 million, respectively.

        Approximately 7% of our total recognized revenues for the fiscal year ended June 30, 2012 were attributable to silver sales from our silver producing interests. For the fiscal year ended June 30, 2012, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $0.6 million.

        Approximately 11% of our total recognized revenues for the fiscal year ended June 30, 2012 were attributable to copper sales from our copper producing interests. For the fiscal year ended June 30, 2012, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $3.3 million.

        Approximately 11% of our total recognized revenues for the fiscal year ended June 30, 2012 were attributable to nickel sales from our nickel producing interests. For the fiscal year ended June 30, 2012, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $4.6 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended , in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Royal Gold Inc.'s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Royal Gold, Inc.:

        In our opinion, the consolidated statements of operations and comprehensive income, of changes in equity and of cash flows for the year ended June 30, 2010 present fairly, in all material respects, the results of operations and cash flows of Royal Gold, Inc. and its subsidiaries for the year ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
August 26, 2010, except for Note 5, as to which the date is August 18, 2011

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands except share data)

	2012	2011
ASSETS
Cash and equivalents	$375,456	$114,155
Royalty receivables	53,946	48,828
Income tax receivable	11,046	—
Prepaid expenses and other current assets	4,760	6,290

Total current assets	445,208	169,273
Royalty interests in mineral properties, net (Note 6)	1,890,988	1,690,439
Available for sale securities (Note 7)	15,015	28,876
Other assets	21,834	14,114

Total assets	$2,373,045	$1,902,702

LIABILITIES
Debt (Note 8)	$—	$15,600
Accounts payable	2,615	2,499
Dividends payable	8,947	6,093
Income tax payable	—	676
Other current liabilities	3,647	3,993

Total current liabilities	15,209	28,861
Debt (Note 8)	293,248	210,500
Net deferred tax liabilities	178,716	152,564
Uncertain tax positions (Note 13)	19,469	18,836
Other long-term liabilities	2,974	4,246

Total liabilities	509,616	415,007

Commitments and contingencies (Note 17)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 58,614,221 and 54,231,787 shares outstanding, respectively	586	543
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,007,823 and 900,584 redeemed shares, respectively	35,156	39,864
Additional paid-in capital	1,656,357	1,319,697
Accumulated other comprehensive (loss) income	(13,763)	54
Accumulated earnings	160,123	100,004

Total Royal Gold stockholders' equity	1,838,459	1,460,162
Non-controlling interests	24,970	27,533

Total equity	1,863,429	1,487,695

Total liabilities and equity	$2,373,045	$1,902,702

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

For The Years Ended June 30,

(In thousands except share data)

	2012	2011	2010
Royalty revenues	$263,054	$216,469	$136,565
Costs and expenses
General and administrative	20,393	21,106	19,470
Production taxes	9,444	9,039	2,863
Depreciation, depletion and amortization	75,001	67,399	53,793
Restructuring on royalty interests in mineral properties	1,328	—	—
Severance and acquisition related costs	—	—	19,404

Total costs and expenses	106,166	97,544	95,530

Operating income	156,888	118,925	41,035
Interest and other income	3,836	5,088	6,360
Interest and other expense	(7,705)	(7,740)	(3,809)

Income before income taxes	153,019	116,273	43,586
Income tax expense	(54,710)	(38,974)	(14,164)

Net income	98,309	77,299	29,422
Net income attributable to non-controlling interests	(5,833)	(5,904)	(7,930)

Net income available to Royal Gold common stockholders	$92,476	$71,395	$21,492

Net income	$98,309	$77,299	$29,422
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	(13,817)	89	45

Comprehensive income	84,492	77,388	29,467
Comprehensive income attributable to non-controlling interests	(5,833)	(5,904)	(7,930)

Comprehensive income attributable to Royal Gold stockholders	$78,659	$71,484	$21,537

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$1.61	$1.29	$0.49

Basic weighted average shares outstanding	57,220,040	55,053,204	43,640,414

Diluted earnings per share	$1.61	$1.29	$0.49

Diluted weighted average shares outstanding	57,463,850	55,323,410	43,980,817

Cash dividends declared per common share	$0.56	$0.42	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2012, 2011 and 2010

(In thousands except share data)

	Royal Gold Stockholders
			Exchangeable Shares
	Common Shares					Accumulated Other Comprehensive Income (Loss)		Treasury Stock
					Additional Paid-In Capital		Accumulated Earnings			Non- controlling interests	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at June 30, 2009	40,480,311	$405	—	$—	$702,407	$(80)	$46,709	—	$—	$10,970	$760,411
Issuance of common stock for:
Equity offering	5,980,000	60	—	—	276,158	—	—	—	—	—	276,218
Acquisition of International Royalty Corporation	5,234,086	52	1,806,649	79,511	230,236	—	—	22,245	(917)	20,704	329,586
Andacollo Royalty acquisition	1,204,136	12			53,416	—	—	—	—	—	53,428
Exchange of exchangeable shares	176,540	2	(176,540)	(7,770)	7,768	—	—	—	—	—	—
Stock-based compensation and related share issuances	249,098	3	—	—	14,102	—	—	74,430	(3,557)	—	10,548
Net income	—	—	—	—	—	—	21,492	—	—	7,930	29,422
Comprehensive income (loss)	—	—	—	—	—	46	—	—	—	—	46
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	(9,772)	(9,772)
Dividends declared	—	—	—	—	—	—	(16,339)	—	—	—	(16,339)

Balance at June 30, 2010	53,324,171	$534	1,630,109	$71,741	$1,284,087	$(34)	$51,862	96,675	$(4,474)	$29,832	$1,433,548
Issuance of common stock for:
Exchange of exchangeable shares	724,314	6	(724,314)	(31,877)	31,871	—	—	—	—	—	—
Retirement of treasury stock	(22,245)	(1)	—	—	(4,502)	—	—	(96,675)	4,474	—	(29)
Stock-based compensation and related share issuances	205,547	4	—	—	8,241	—	—	—	—	—	8,245
Net income	—	—	—	—	—	—	71,395	—	—	5,904	77,299
Comprehensive income	—	—	—	—	—	88	—	—	—	—	88
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	(8,203)	(8,203)
Dividends declared	—	—	—	—	—	—	(23,253)	—	—	—	(23,253)

Balance at June 30, 2011	54,231,787	$543	905,795	$39,864	$1,319,697	$54	$100,004	—	$—	$27,533	$1,487,695
Issuance of common stock for:
Equity offering	4,000,000	40	—	—	267,393	—	—	—	—	—	267,433
Exchange of exchangeable shares	106,969	1	(106,969)	(4,708)	4,707	—	—	—	—	—	—
2019 convertible senior notes, net of tax	—	—	—	—	47,605	—	—	—	—	—	47,605
Stock-based compensation and related share issuances	275,465	2	—	—	16,955	—	—	—	—	—	16,957
Net income	—	—	—	—	—	—	92,476	—	—	5,833	98,309
Comprehensive income (loss)	—	—	—	—	—	(13,817)	—	—	—	—	(13,817)
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	(8,396)	(8,396)
Dividends declared	—	—	—	—	—	—	(32,357)	—	—	—	(32,357)

Balance at June 30, 2012	58,614,221	$586	798,826	$35,156	$1,656,357	$(13,763)	$160,123	—	$—	$24,970	$1,863,429

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$98,309	$77,299	$29,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	75,001	67,399	53,793
Non-cash employee stock compensation expense	6,507	6,494	7,279
Gain on distribution to non-controlling interest	(3,725)	(3,258)	(5,891)
Restructuring on royalty interests in mineral properties	1,328	—	—
Tax benefit of stock-based compensation exercises	(6,348)	(1,325)	(1,638)
Deferred tax expense (benefit)	1,571	(5,136)	(7,536)
Other	2,117	—	371
Changes in assets and liabilities:
Royalty receivables	(5,118)	(8,465)	(19,055)
Prepaid expenses and other assets	88	2,247	4,035
Accounts payable	530	(930)	(10,742)
Income taxes payable (receivable)	(7,179)	5,527	(2,697)
Other liabilities	(917)	7,105	1,030

Net cash provided by operating activities	$162,164	$146,957	$48,371

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(276,683)	(280,009)	(232,996)
Acquisition of International Royalty Corporation, net of cash acquired	—	—	(270,233)
Acquisition of available for sale securities	—	(28,574)	—
Change in restricted cash—compensating balance	—	—	19,250
Proceeds on sale of inventory—restricted	5,514	5,097	3,647
Deferred acquisition costs	(11)	(117)	(120)
Other	(176)	(2,660)	(86)

Net cash used in investing activities	$(271,356)	$(306,263)	$(480,538)

Cash flows from financing activities:
Net proceeds from debt	457,023	18,532	253,407
Repayment of debt	(326,100)	(41,900)	(55,263)
Net proceeds from issuance of common stock	271,536	—	276,839
Common stock dividends	(29,504)	(22,130)	(14,628)
Proceeds from foreign exchange contract	—	—	4,101
Distribution to non-controlling interests	(8,810)	(7,158)	(3,647)
Tax benefit of stock-based compensation exercises	6,348	1,325	1,638
Other	—	(54)	—

Net cash provided by (used in) financing activities	$370,493	$(51,385)	$462,447

Net increase (decrease) in cash and equivalents	261,301	(210,691)	30,280

Cash and equivalents at beginning of period	114,155	324,846	294,566

Cash and equivalents at end of period	$375,456	$114,155	$324,846

See Note 14 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any, and we use the terms "royalties" in these notes to the consolidated financial statements to refer to royalties, gold or silver stream interests, and other similar interests.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Basis of Consolidation

        The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly-owned subsidiaries and an entity over which control is achieved through means other than voting rights. The Company follows the Accounting Standards Codification ("ASC") guidance for identification and reporting for entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities ("VIEs"). As discussed further in Note 18, the Company identified Crescent Valley Partners, L.P. ("CVP") as a VIE due to the legal structure and certain related factors. Also refer to Note 5 for further discussion of a VIE identified as part of the acquisition of International Royalty Corporation ("IRC"). The identified VIEs are not material to the Company's overall operations or consolidated balance sheets either individually or in the aggregate. Intercompany transactions and account balances have been eliminated in consolidation.

Cash and Equivalents

        Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents are primarily held in cash deposit accounts and United States treasury bills with maturities less than 90 days.

Royalty Interests in Mineral Properties

        Royalty interests in mineral properties include acquired royalty interests in production, development and exploration stage properties. The cost of acquired royalty interests in mineral properties are capitalized as tangible assets as such interests do not meet the definition of a financial asset under ASC guidance.

        Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves as provided by the operator. Acquisition costs of royalty interests on development stage mineral

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

properties, which are not yet in production, are not amortized until the property begins production. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the costs may not be recoverable from future production. Exploration costs are charged to operations when incurred.

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

        Our estimates of gold, silver, copper, nickel and other metal prices, operator's estimates of proven and probable reserves related to our royalty properties, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Revenue recognized pursuant to the Robinson royalty agreement is based upon 3.0% of revenue received by the operator of the mine, KGHM International Ltd. ("KGHM"), for the sale of minerals from the Robinson mine, reduced by certain costs incurred by KGHM. KGHM's concentrate sales contracts with third-party smelters, in general, provide for an initial sales price payment based upon provisional assays and quoted metal prices at the date of shipment. Final true-up sales price payments to KGHM are subsequently based upon final assay and market metal prices on a specified future date, typically one to three months after the date the concentrate arrives at the third-party smelter (which generally occurs four to five months after the shipment date from the Robinson mine). We do not have all the key information regarding the terms of the operator's smelter contracts, such as the terms of specific concentrate shipments to a smelter or quantities of metal or expected settlement arrangements at the time of an operator's shipment of concentrate.

        Each monthly payment from KGHM is typically a combination of revenue received by KGHM for provisional payments during the month and any upward or downward adjustments for final assays and commodity prices for earlier shipments. Whether the payment to Royal Gold is based on KGHM's revenue in the form of provisional or final payments, Royal Gold records royalty revenue and the corresponding receivable based on the monthly amounts it receives from KGHM, as determined pursuant to the royalty agreement. The royalty contract does not provide Royal Gold with rights or obligations to settle any final assay and commodity price adjustments with KGHM. Therefore, once a given monthly payment is received by Royal Gold it is not subject to later adjustment based on adjustments for assays or commodity prices. Under the royalty agreement, KGHM may include such final adjustments as a component of future royalty payments.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

	Royalty Revenue			Royalty Interests in Mineral Property, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2012	2011	2010	2012	2011	2010
Chile	25%	21%	4%	35%	40%	42%
Canada	24%	19%	4%	43%	36%	27%
Mexico	20%	18%	15%	9%	11%	13%
United States	18%	24%	40%	5%	3%	5%
Africa	4%	9%	29%	1%	2%	2%
Australia	5%	5%	5%	3%	5%	6%
Other	4%	4%	3%	4%	3%	5%

Comprehensive Income

        In addition to net income, comprehensive income includes changes in equity during a period associated with cumulative unrealized changes in the fair value of marketable securities held for sale, net of tax effects.

Earnings per Share

        Basic earnings per share is computed by dividing net income available to Royal Gold common stockholders by the weighted average number of outstanding common shares for the period,

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Recently Issued Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for the Company's quarter beginning July 1, 2012. Since ASU 2011-05 addresses financial presentation only, its adoption will not impact the Company's consolidated financial position or results of operations.

        In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting for Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for the Company's quarter beginning July 1, 2012. We do not expect the adoption of ASU 2011-12 to have a material impact on the Company's consolidated financial position or results of operations.

3. ROYALTY ACQUISITIONS

Ruby Hill Royalty Acquisition

        On May 23, 2012, the Company entered into and closed a Purchase and Sale Agreement (the "Agreement") with International Minerals Corporation ("IMC") and Metallic Ventures (U.S.), Inc., a wholly-owned indirect subsidiary of IMC, pursuant to which the Company acquired a 3.0% net smelter return ("NSR") royalty interest on all ores and minerals mined or otherwise recovered from the Ruby Hill mine owned and operated by an affiliate of Barrick Gold Corporation ("Barrick") in Eureka County, Nevada, for a purchase price of $38 million.

        The acquisition of the Ruby Hill royalty interest has been accounted for as an asset acquisition. The total purchase price of $38 million, plus direct transaction costs, has been recorded as a component of Royalty interests in mineral properties, net in our consolidated balance sheets. We have

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ROYALTY ACQUISITIONS (Continued)

allocated $24.3 million as a production stage royalty interest and $13.7 million as an exploration stage royalty interest. The Company paid the $38 million purchase price from cash on hand.

Tulsequah Chief Gold and Silver Stream Acquisition

        On December 22, 2011, Royal Gold, through one of its wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the "Tulsequah Agreement") with Chieftain Metals, Inc. ("Chieftain") whereby Royal Gold, among other things, agreed to purchase specified percentages of the payable gold and the payable silver produced from the Tulsequah Chief project in British Columbia from Chieftain in exchange for aggregate payment advances to Chieftain of $60 million, $10 million of which was paid on December 28, 2011. Chieftain will use these payment advances to fund a portion of the development costs of the Tulsequah Chief project.

        Following the initial $10 million payment advance, upon satisfaction of certain conditions set forth in the Tulsequah Agreement, Royal Gold will make additional payments (each, an "Additional Payment") to Chieftain in an amount not to exceed $50 million in the aggregate. Upon commencement of production at the Tulsequah Chief project, Royal Gold will purchase (i) 12.50% of the payable gold with a cash payment equal to the lesser of $450 or the prevailing market price for each payable ounce of gold until 48,000 ounces have been delivered to Royal Gold and 7.50% of the payable gold with a cash payment equal to the lesser of $500 or the prevailing market price for each additional ounce of payable gold thereafter, and (ii) 22.50% of the payable silver with a cash payment equal to the lesser of $5.00 or the prevailing market price for each payable ounce of silver until 2,775,000 ounces have been delivered to Royal Gold and 9.75% of the payable silver with a cash payment equal to the lesser of $7.50 or the prevailing market price for each additional ounce of payable silver thereafter.

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

        The Tulsequah Chief acquisition has been accounted for as an asset acquisition. The $10 million paid at closing, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets. As of June 30, 2012, Royal Gold has $50 million remaining in Additional Payments to Chieftain.

Mt. Milligan II Gold Stream Acquisition

        On December 14, 2011, Royal Gold and one of its wholly-owned subsidiaries entered into an Amended and Restated Purchase and Sale Agreement (the "Milligan II Agreement") with Thompson Creek Metals Company Inc. ("Thompson Creek") and one of its wholly-owned subsidiaries. Among other things, Royal Gold agreed to purchase an additional 15% of the payable ounces of gold from the Mt. Milligan copper-gold project in exchange for payment advances totaling $270 million, of which $112 million was paid on December 19, 2011, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold, as discussed further below (the "Milligan II Acquisition"). Thompson Creek intends to use the proceeds from the Milligan II Acquisition to finance a portion of the construction of the Mt. Milligan project and related costs.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ROYALTY ACQUISITIONS (Continued)

        In the original Mt. Milligan gold stream transaction (the "Milligan I Acquisition"), which Royal Gold completed in October 2010, Royal Gold agreed to purchase 25% of the payable ounces of gold produced from the Mt. Milligan project in exchange for a total of $311.5 million, $226.5 million of which was paid at closing. In addition and also part of the Milligan I Acquisition, Royal Gold was to pay Thompson Creek a cash payment equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until 550,000 ounces have been delivered to Royal Gold and the lesser of $450 or the prevailing market price for each additional ounce thereafter. Under the Milligan II Agreement, Royal Gold increased its aggregate investment (including amounts previously funded pursuant to the Milligan I Acquisition and commitments for future funding) from $311.5 million to $581.5 million, and agreed to purchase a total of 40% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold).

        In addition to the $112 million payment made on December 19, 2011 and the payments totaling $252.6 million made by Royal Gold pursuant to the Milligan I Acquisition, the Milligan II Agreement requires Royal Gold to make future scheduled payments on a quarterly basis to Thompson Creek in the aggregate amount of $216.9 million. These payments commenced on March 6, 2012, with a payment of $45 million. The amount of each quarterly payment to be made in calendar year 2012 is $45 million (representing an aggregate of $180 million in calendar year 2012), and the amount of each quarterly payment to be made in calendar year 2013 is $12 million for each of the first two quarters of calendar year 2013 and $12.9 million in the third quarter of calendar year 2013 (representing an aggregate of $36.9 million in calendar year 2013). Following the scheduled payment in the third calendar quarter of 2013, Royal Gold will have satisfied its obligations to make quarterly payments to Thompson Creek. Royal Gold's obligation to make these quarterly payments is subject to the satisfaction of certain conditions included in the Milligan II Agreement (including that the aggregate amount of historical payments made by Royal Gold plus the applicable quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the applicable quarterly payment). In the event that a quarterly payment is postponed as a result of the failure by Thompson Creek to satisfy a condition precedent, all subsequent quarterly payments will be adjusted forward one full calendar quarter until such time as all conditions precedent have been satisfied for the next scheduled quarterly payment. As of June 30, 2012, Royal Gold has a remaining commitment of $126.9 million to Thompson Creek.

        The Milligan II Acquisition has been accounted for as an asset acquisition. The $112 million paid at closing and the $45 million paid on March 6, 2012, and June 4, 2012, as part of the Milligan II Agreement, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ROYALTY ACQUISITIONS (Continued)

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

4. INVESTMENT IN SEABRIDGE GOLD, INC. AND ACQUISITION OF A ROYALTY OPTION ON THE KERR-SULPHURETS-MITCHELL PROJECT

        On June 16, 2011, the Company, through its wholly-owned subsidiary RG Exchangeco Inc., ("RG Exchangeco"), entered into a Subscription Agreement and an Option Agreement with Seabridge Gold, Inc. ("Seabridge"), pursuant to which the Company acquired 1,019,000 common shares ("Initial Shares") of Seabridge, approximately 2% of Seabridge's then issued and outstanding common stock, in a private placement for $30.7 million (C$30.0 million) at a per share price equal to $30.14 (C$29.44), which represented a premium of 15% to the volume weighted-average trading price of Seabridge common shares on the Toronto Stock Exchange ("TSX") for a five day trading period that ended June 14, 2011.

        Pursuant to the Option Agreement, if the Company holds the Initial Shares for a period of 270 days, the Company will have the option to acquire a 1.25% NSR royalty (the "Initial Royalty") on all of the gold and silver production from the Kerr-Sulphurets-Mitchell project (the "Project") in northwest British Columbia, Canada. The purchase price of the Initial Royalty is C$100 million, payable in three installments over a 540 day period, subject to currency exchange rate adjustments. As of June 30, 2012, the Company held the Initial Shares but has not exercised its option to acquire the Initial Royalty.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT IN SEABRIDGE GOLD, INC. AND ACQUISITION OF A ROYALTY OPTION ON THE KERR-SULPHURETS-MITCHELL PROJECT (Continued)

        Pursuant to the Option Agreement, the Company also has an option, exercisable until December 29, 2012, to acquire, in a private placement, additional common shares of Seabridge in an amount up to C$18 million (the "Subsequent Shares"). The purchase price for the Subsequent Shares will be a 15% premium to the volume weighted-average trading price of the Seabridge common shares on the TSX for the specified period. If the Company exercises its option to acquire the Subsequent Shares and holds the Subsequent Shares for a period of 270 days, the Company will have the option to increase the Initial Royalty to a 2.0% NSR royalty (the "Increased Royalty") for a purchase price of C$60 million, payable in three installments over a 540 day period, subject to currency exchange rate adjustments. As of June 30, 2012, the Company has not exercised the option to acquire the Subsequent Shares.

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

5. ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION

        On February 22, 2010, Royal Gold, through a wholly-owned Canadian subsidiary, RG Exchangeco, acquired all of the issued and outstanding common shares of International Royalty Corporation (the "IRC Transaction"). The purchase price for the IRC Transaction consisted of approximately $350.0 million in cash, 5,234,086 shares of Royal Gold common stock (valued at $230.4 million on February 22, 2010) and 1,806,649 exchangeable shares of RG Exchangeco (valued at $79.5 million on February 22, 2010), which shares are convertible at any time on a one-for-one basis for Royal Gold common stock. The IRC Transaction further complemented and expanded our royalty portfolio.

        The Company followed the acquisition method of accounting in accordance with ASC 805. During the three months ended March 31, 2011, the Company finalized its assessment of the fair value of the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION (Continued)

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

        The non-controlling interest arising from the IRC Transaction is the result of IRC's indirect ownership of a 90% interest in the Labrador Nickel Royalty Limited Partnership ("LNRLP"), which owns 100% of the Voisey's Bay NSR royalty. The owner of the remaining 10% interest in LNRLP is Altius Resources Inc. ("Altius"), a company unrelated to Royal Gold and IRC. Due to the legal structure of LNRLP and certain related factors, the Company determined that LNRLP should be fully consolidated. The fair value of the non-controlling interest was determined based on its proportionate share to the underlying assets and liabilities of the partnership.

        The Company's consolidated financial statements include the results of the IRC Transaction from the date of acquisition. The following unaudited pro forma information is presented as if the IRC Transaction had been completed as of the beginning of the fiscal year ended June 30, 2010. The pro

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITION OF INTERNATIONAL ROYALTY CORPORATION (Continued)

forma results are not necessarily indicative of what would have been achieved had the IRC Transaction been in effect for the fiscal year ended June 30, 2010.

Fiscal Year Ended June 30, 2010
(in thousands)
Royalty revenues	$152,716
Net income (loss) available to Royal Gold common stockholders	$(434)

        For the period February 22, 2010, through June 30, 2010, approximately $9.0 million of royalty revenue was recorded on the Company's consolidated statements of operations and comprehensive income related to royalties acquired in the IRC Transaction. In the above pro forma, net income attributable to Royal Gold common stockholders as of June 30, 2010, included approximately $19.4 million in transaction costs and severance related payments related to the IRC Transaction.

6. ROYALTY INTERESTS IN MINERAL PROPERTIES

        The following summarizes the Company's principal royalty interests in mineral properties as of June 30, 2012 and 2011.

As of June 30, 2012 (Amounts in thousands):	Cost	Restructuring	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$—	$(27,345)	$245,653
Voisey's Bay	150,138	—	(33,192)	116,946
Peñasquito	99,172	—	(9,075)	90,097
Las Cruces	57,230	—	(6,499)	50,731
Mulatos	48,092	—	(18,721)	29,371
Wolverine	45,158	—	(1,625)	43,533
Dolores	44,878	—	(6,021)	38,857
Canadian Malartic	38,800	—	(3,292)	35,508
Gwalia Deeps	28,119	—	(4,398)	23,721
Holt	25,428	—	(2,980)	22,448
Inata	24,871	—	(7,320)	17,551
Leeville	18,322	—	(14,436)	3,886
Robinson	17,825	—	(9,872)	7,953
Cortez	10,630	—	(9,673)	957
Other	208,463	—	(112,105)	96,358

	1,090,124	—	(266,554)	823,570
Development stage royalty interests:
Mt. Milligan	455,943	—	—	455,943
Pascua-Lama	372,105	—	—	372,105
Other	40,022	(1,328)	—	38,694

	868,070	(1,328)	—	866,742
Exploration stage royalty interests	200,676	—	—	200,676

Total royalty interests in mineral properties	$2,158,870	$(1,328)	$(266,554)	$1,890,988

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ROYALTY INTERESTS IN MINERAL PROPERTIES (Continued)

As of June 30, 2011 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(13,076)	$259,922
Voisey's Bay	150,138	(15,526)	134,612
Peñasquito	99,172	(5,457)	93,715
Las Cruces	57,230	(2,615)	54,615
Mulatos	48,092	(14,199)	33,893
Dolores	44,878	(4,005)	40,873
Wolverine	45,158	(257)	44,901
Canadian Malartic	38,800	(367)	38,433
Holt	25,428	(620)	24,808
Inata	24,871	(5,158)	19,713
Gwalia Deeps	22,854	(1,715)	21,139
Leeville	18,322	(12,920)	5,402
Robinson	17,825	(8,827)	8,998
Cortez	10,630	(9,619)	1,011
Other	178,143	(97,386)	80,757

	1,054,539	(191,747)	862,792
Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Mt. Milligan	227,596	—	227,596
Other	26,250	—	26,250

	625,951	—	625,951
Exploration stage royalty interests	201,696	—	201,696

Total royalty interests in mineral properties	$1,882,186	$(191,747)	$1,690,439

7. AVAILABLE FOR SALE SECURITIES

        The Company's available for sale securities as of June 30, 2012 and 2011 consists of the following:

	As of June 30, 2012
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$28,574	—	(13,716)	$14,858
Other	203	—	(46)	157

	$28,777	$—	$(13,762)	$15,015

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. AVAILABLE FOR SALE SECURITIES (Continued)

	As of June 30, 2011
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$28,574	—	(28)	$28,546
Other	203	127	—	330

	$28,777	$127	$(28)	$28,876

        The Company's policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value. Any temporary declines in fair value are recorded as a charge to other comprehensive income. If such impairment is determined by the Company to be other than temporary, the investment's cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary. Based on the Company's analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the fiscal year ended June 30, 2012 and 2011. The most significant available-for-sale security is the investment in Seabridge common stock, acquired in June 2011 and discussed in greater detail within Note 4. The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge's Kerr-Sulphurets-Mitchell project.

8. DEBT

        The Company's current and non-current long-term debt as of June 30, 2012 and 2011 consists of the following:

	As of June 30, 2012 (Amounts in thousands)		As of June 30, 2011 (Amounts in thousands)
	Current	Non-current	Current	Non-current
Convertible notes due 2019	$—	$293,248	$—	$—
Revolving credit facility	—	—	—	100,000
Term loan	—	—	15,600	110,500

Total debt	$—	$293,248	$15,600	$210,500

Convertible Senior Notes Due 2019

        In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 ("2019 Notes"). Net proceeds from the offering were approximately $359.0 million, after deducting underwriting discounts and commission and offering expenses. The Company used approximately $110.6 million of the net proceeds from the offering to repay amounts outstanding under, and to terminate, its term loan facility. The Company intends to use the remaining net proceeds from the offering for general corporate purposes, including acquisitions of additional royalty interests.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

        The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.

        The 2019 Notes may be converted at the option of the holder on any day prior to the close of business on the business day immediately preceding March 15, 2019, in multiples of $1,000 principal amount, under any of the following circumstances: (1) during any fiscal quarter beginning after June 30, 2012, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate events specified in the indenture governing the 2019 Notes; or (4) if the Company calls any 2019 Notes for redemption, at any time until the close of business on the business day preceding the redemption date. On or after March 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date of June 15, 2019, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances.

        The 2019 Notes are convertible at an initial conversion rate of 9.4955 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $105.31 per share for a total of approximately 3.5 million underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company's conversion obligation may be satisfied, at the Company's option, in cash, shares of common stock or a combination of cash and shares of common stock. The Company currently intends to settle the $1,000 principal amount of each 2019 Note in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.

        On or after June 15, 2015, the Company may redeem for cash all or part of the 2019 Notes, except for the 2019 Notes that the Company is required to purchase in connection with a fundamental change (as discussed below), but only if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending within 10 trading days immediately prior to the date the Company provides the redemption notice exceeds 130% of the applicable conversion price for the 2019 Notes on each such day. The redemption price for the 2019 Notes will equal 100% of the principal amount being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus $90 per each $1,000 principal amount being redeemed. Holders may elect to convert upon notice of redemption.

        Holders may require the Company to purchase some or all of their 2019 Notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 2019 Notes, at 100% of the principal amount of the 2019 Notes to be purchased, plus any accrued and unpaid interest, if any, to, but excluding, the purchase date.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

        If a fundamental change occurs that is also a specific type of change of control under the indenture governing the 2019 Notes, or if the Company issues a redemption notice for the 2019 Notes, the Company will increase the conversion rate for notes converted under such circumstances.

        In accordance with FASB Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options ("ASC 470-20), we separately accounted for the liability and equity components of our 2019 Notes. The estimated fair value of the liability component at the date of issuance was $293.0 million, and was calculated based on the fair value of similar debt instruments that do not include a conversion feature. The equity component of $77.0 million was recognized as a debt discount and recorded as Additional paid-in capital on our consolidated balance sheets. The debt discount represents the difference between the $370 million principal amount of the 2019 Notes and the $293.0 million estimated fair value of the liability component at the date of issuance. The debt discount will be amortized over the expected life of a similar liability without the equity component. We determined this expected life to be equal to the term of the 2019 Notes, resulting in an amortization period for seven years, ending on June 15, 2019. The effective interest rate used to amortize the debt discount is approximately 6.64%, which was based on our estimated non-convertible borrowing rate as of the date the 2019 Notes were issued. Issuance costs of approximately $11.0 million related to the issuance of the 2019 Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs.

        Based on the Company's evaluation of the 2019 Notes, the Company determined that the 2019 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for failure to comply with its securities reporting obligations pursuant to the 2019 Notes. This embedded derivative required bifurcation because it was not clearly and closely related to the host instrument. The Company has determined that the value of the embedded derivative was nominal as of June 20, 2012, the issue date of the 2019 Notes and June 30, 2012.

        The net carrying amount of the liability component of the 2019 Notes was $293.2 million as of June 30, 2012. Interest expense recognized on the 2019 Notes for the period ended June 30, 2012 was approximately $0.6 million and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

        On May 30, 2012, Royal Gold entered into a Fifth Amended and Restated Revolving Credit Agreement (the "revolving credit facility") among Royal Gold, as the borrower, certain subsidiaries of Royal Gold, as guarantors, HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and Scotiabank, as syndication agent and joint bookrunner. The revolving credit facility replaces Royal Gold's $225 million revolving credit facility under the Fourth Amended and Restated Credit Agreement, dated as of February 1, 2011.

        The modifications implemented in the revolving credit facility include, among others: (1) an increase in the maximum principal balance to $350 million, which will provide an additional $125 million to the Company; (2) an extension of the final maturity date from February 2014 to May 2017;

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

and (3) the addition of an accordion feature which permits Royal Gold to increase the revolving credit facility from time to time by up to an aggregate of $50 million with no amendments or additional fees upon the satisfaction of certain conditions, including the payment in full and termination of Royal Gold's term loan and obtaining additional lender commitments for such increase.

        Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.75% to 2.25%, based on Royal Gold's leverage ratio (as defined therein). As of June 30, 2012, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.875%. Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty. As of June 30, 2012, Royal Gold had no debt outstanding under the revolving credit facility.

        The revolving credit facility contains covenants limiting the ability of Royal Gold and its subsidiaries to, among other things, incur certain debt or liens, dispose of assets, enter into certain transactions with affiliates, make certain investments or consummate certain mergers, as well as a cross-default provision to certain other permitted debt and royalty contracts. In addition, the revolving credit facility contains financial covenants relating to, among other things: (1) maintaining a leverage ratio of 3.0 to 1.0 or less; (2) maintaining a consolidated net worth (as defined therein) of not less than a base amount that increases according to cumulative positive quarterly net income; (3) maintaining an interest coverage ratio (as defined therein) of greater than 3.0 to 1.0; (4) maintaining a current ratio (as defined therein) of not less than 1.5 to 1.0; and (5) maintaining a debt service coverage ratio (as defined therein) of not less than 1.25 to 1.0. As of June 30, 2012, Royal Gold was in compliance with each covenant.

Term Loan

        As discussed above, in June 2012, the Company repaid all amounts outstanding under and terminated its term loan. The Company used a portion of the proceeds from its 2019 Notes offering to repay the amounts outstanding under its term loan, which totaled approximately $110.6 million. The Company did not incur any early prepayment charges or penalties associated with its repayment and termination of the term loan.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

        The Company recognized stock-based compensation expense as follows:

	For the Fiscal Years Ended June 30,
	2012	2011	2010
	(Amounts in thousands)
Stock options	$446	$415	$733
Stock appreciation rights	1,219	815	520
Restricted stock	2,757	2,165	2,155
Performance stock	2,085	3,099	3,871

Total stock-based compensation expense	$6,507	$6,494	$7,279

        Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

        As of June 30, 2012, there were 1,070,120 shares of common stock reserved for future issuance under the 2004 Plan.

Stock Options and Stock Appreciation Rights

        Stock option and SARs awards are granted with an exercise price equal to the closing market price of the Company's stock at the date of grant. Stock option and stock-settled SARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SARs awards have 10 year contractual terms.

        To determine stock-based compensation expense for stock options and SARs, the fair value of each stock option and SAR is estimated on the date of grant using the Black-Scholes-Merton ("Black-Scholes") option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during the fiscal year 2012, 2011 and 2010 grants are noted in the following table:

	Stock Options			SARs
	2012	2011	2010	2012	2011	2010
Weighted-average expected volatility	45.1%	46.8%	47.5%	45.3%	46.0%	47.4%
Weighted-average expected life in years	5.7	5.7	5.6	6.1	6.0	5.5
Weighted-average dividend yield	0.76%	0.89%	0.68%	0.76%	0.89%	0.68%
Weighted-average risk free interest rate	1.1%	1.7%	2.4%	1.2%	1.8%	2.4%

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

Stock Options

        A summary of stock option activity under the 2004 Plan for the fiscal year ended June 30, 2012, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2011	333,478	$26.96
Granted	18,796	$68.18
Exercised	(184,357)	$22.25
Forfeited	(1,867)	$61.56

Outstanding at June 30, 2012	166,050	$36.46	5.7	$6,964

Exercisable at June 30, 2012	131,453	$30.38	4.9	$6,313

        The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2012, 2011 and 2010, was $27.23, $20.56 and $23.21, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2012, 2011 and 2010, were $8.7 million, $0.7 million, and $6.2 million, respectively.

        A summary of the status of the Company's non-vested stock options for the fiscal year ended June 30, 2012, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2011	37,066	$19.96
Granted	18,796	$27.23
Vested	(19,398)	$18.71
Forfeited	(1,867)	$24.85

Non-vested at June 30, 2012	34,597	$24.35

        As of June 30, 2012, there was approximately $0.5 million of total unrecognized stock-based compensation expense related to non-vested stock options granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.7 years.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

SARs

        A summary of SARs activity under the 2004 Plan for the fiscal year ended June 30, 2012, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2011	148,412	$44.66
Granted	42,804	$68.18
Exercised	—	$—
Forfeited	—	$—

Outstanding at June 30, 2012	191,216	$49.93	7.8	$5,445

Exercisable at June 30, 2012	104,643	$42.12	7.1	$3,796

        The weighted-average grant date fair value of SARs granted during the fiscal years ended June 30, 2012, 2011 and 2010 was $28.04, $20.87 and $22.94, respectively.

        A summary of the status of the Company's non-vested SARs for the fiscal year ended June 30, 2012, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2011	90,863	$20.37
Granted	42,804	$28.04
Vested	(47,094)	$19.28
Forfeited	—	$—

Non-vested at June 30, 2012	86,573	$24.75

        As of June 30, 2012, there was approximately $1.2 million of total unrecognized stock-based compensation expense related to non-vested SARs granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.7 years.

Other Stock-based Compensation

Performance Shares

        On August 18, 2011, officers and certain employees were granted 49,600 shares of restricted common stock that can be earned only if a single pre-defined performance goal is met within five years of the date of grant ("Performance Shares"). If the performance goal is not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. For Performance Shares granted during fiscal year 2012, there is a single pre-defined performance goal, which is growth of adjusted free cash flow on a per share, trailing twelve month

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

basis. For Performance Shares granted prior to fiscal year 2012, the defined performance goals are tied to the following performance measures: (1) growth of free cash flow per share on a trailing twelve month basis; and (2) growth of royalty ounces in reserve per share on an annual basis.

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

        A summary of the status of the Company's non-vested Performance Shares for the fiscal year ended June 30, 2012, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2011	43,125	$49.66
Granted	49,600	$68.18
Vested	(26,775)	$58.24
Forfeited	(1,250)	$60.77

Non-vested at June 30, 2012	64,700	$60.09

        As of June 30, 2012, total unrecognized stock-based compensation expense related to Performance Shares was approximately $2.1 million, which is expected to be recognized over the average remaining vesting period of 1.6 years.

Restricted Stock

        As defined in the 2004 Plan, officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone ("Restricted Stock"). On August 18, 2011, officers and certain employees were granted 30,950 shares of Restricted Stock. Restricted Stock awards granted to officers and certain employees vest over three years beginning after a three-year holding period from the date of grant with one-third of the shares vesting in years four, five and six, respectively. Also on August 18, 2011, our non-executive directors were granted 14,000 shares of Restricted Stock. The non-executive directors' shares of Restricted Stock vest as to 50% immediately and 50% one year after the date of grant.

        Shares of Restricted Stock represent issued and outstanding shares of common stock, with dividend and voting rights. The Company measures the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. Restricted Stock is amortized over the applicable vesting period using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment or service with the Company.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested Restricted Stock for fiscal year ended June 30, 2012, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2011	262,533	$36.68
Granted	44,950	$68.18
Vested	(64,332)	$33.79
Forfeited	(5,600)	$57.93

Non-vested at June 30, 2012	237,551	$42.93

        As of June 30, 2012, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $5.3 million, which is expected to be recognized over the weighted-average vesting period of 3.7 years.

10. STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2012 and 2011.

Common Stock Issuances

Fiscal Year 2012

        During the fiscal year ended June 30, 2012, options to purchase 184,357 shares were exercised, resulting in proceeds of approximately $4.1 million.

        In January 2012, we sold 4,000,000 shares of our common stock, at a price of $67.10 per share, resulting in proceeds of approximately $268.4 million. In February 2012, the Company used a portion of the net proceeds to repay the outstanding amounts under its revolving credit facility (see Note 8). The Company intends to use the remaining net proceeds of the offering to fund acquisitions of additional royalty interests and to fund near-term commitments resulting from the Milligan II Acquisition (see Note 3).

Fiscal Year 2011

        During the fiscal year ended June 30, 2011, options to purchase 20,738 shares were exercised, resulting in proceeds of approximately $0.4 million.

Exchangeable Shares

        In connection with the IRC Transaction discussed in Note 5, certain holders of IRC common stock received exchangeable shares of RG Exchangeco for each share of IRC common stock held. The exchangeable shares are convertible at any time, at the option of the holder, into shares of Royal Gold

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

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

11. RESTRUCTURING ON ROYALTY INTERESTS IN MINERAL PROPERTIES

        The Company owns an NSR royalty on the Relief Canyon property located in Nevada. From November 2010 to October 2011, the Company was involved in managing this interest in bankruptcy proceedings of the former owner of the Relief Canyon project. On August 24, 2011, the Company entered into an Amended and Restated Net Smelter Return Royalty Agreement with the former property owner, pursuant to which the royalty rate was reduced from 4% to 2%, and the ten mile area of interest was eliminated. The Company elected to amend the royalty agreement in order to enhance project economics and the probability of recognizing royalty revenue. As a result of the amendment to the Relief Canyon royalty agreement, the Company recorded a restructuring charge of approximately $1.3 million during the quarter ended September 30, 2011, which was based on the Company's estimate of fair value. The Company's carrying value for the Relief Canyon royalty interest was approximately $1.2 million as of June 30, 2012.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER SHARE ("EPS") (Continued)

        The following table summarizes the effects of dilutive securities on diluted EPS for the period:

	Fiscal Years Ended June 30,
	2012	2011	2010
	(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$92,476	$71,395	$21,492

Weighted-average shares for basic EPS	57,220,040	55,053,204	43,640,414
Effect of other dilutive securities	243,810	270,206	340,403

Weighted-average shares for diluted EPS	57,463,850	55,323,410	43,980,817

Basic earnings per share	$1.61	$1.29	$0.49

Diluted earnings per share	$1.61	$1.29	$0.49

        The calculation of weighted average shares includes all of the Company's outstanding stock: common stock and exchangeable shares. Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock. With respect to the 2019 Notes as discussed in Note 8, the Company intends to settle the principal amount of 2019 Notes in cash. As a result, there will be no impact to diluted earnings per share unless the share price of the Company's common stock exceeds the conversion price of $105.31.

13. INCOME TAXES

        For financial reporting purposes, income before income taxes includes the following components:

	Fiscal Years Ended June 30,
	2012	2011	2010
	(Amounts in thousands)
United States	$110,189	$77,543	$55,623
Foreign	42,830	38,730	(12,037)

	$153,019	$116,273	$43,586

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The Company's Income tax expense consisted of:

	Fiscal Years Ended June 30,
	2012	2011	2010
	(Amounts in thousands)
Current:
Federal	$35,556	$28,783	$20,299
State	310	105	219
Foreign	17,273	15,222	1,182

	$53,139	$44,110	$21,700

Deferred and others:
Federal	$77	$(1,242)	$(1,304)
State	—	—	(114)
Foreign	1,494	(3,894)	(6,118)

	$1,571	$(5,136)	$(7,536)

Total income tax expense	$54,710	$38,974	$14,164

        The provision for income taxes for the fiscal years ended June 30, 2012, 2011 and 2010, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of minority interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Years Ended June 30,
	2012	2011	2010
	(Amounts in thousands)
Total expense computed by applying federal rates	$53,557	$40,695	$15,255
State and Provincial income taxes, net of federal benefit	310	105	189
Adjustments of valuation allowance	(1,007)	(346)	(231)
Excess depletion	(1,416)	(1,446)	(1,642)
Acquisition related costs	—	—	1,364
Estimates for uncertain tax positions	551	437	1,568
Statutory tax attributable to Non-controlling interest	(2,042)	(2,066)	(2,775)
Unrealized foreign exchange gains (losses)	(546)	2,548	(280)
Effect of foreign earnings	511	(891)	915
True-up of prior year deferred assets	1,075	—	—
Excess 162(m) compensation	1,116	215	62
Other	2,601	(277)	(261)

	$54,710	$38,974	$14,164

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2012 and 2011, are as follows:

	2012	2011
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$3,984	$3,275
Net operating losses	23,815	32,157
Other	2,615	5,028

Total deferred tax assets	30,414	40,460
Valuation allowance	(500)	(3,069)

Net deferred tax assets	29,914	37,391

Deferred tax liabilities:
Mineral property basis	(172,146)	(179,344)
Convertible notes due 2019	(27,126)	—
Unrealized foreign exchange gains	(4,414)	(5,932)
Other	(4,117)	(3,112)

Total deferred tax liabilities	(207,803)	(188,388)

Total net deferred taxes	$(177,889)	$(150,997)

        The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2012 and 2011, the Company had $0.5 million and $3.1 million of valuation allowances recorded, respectively. The valuation allowance decrease of $2.6 million was primarily the result of net operating losses and other deferred tax assets that were recognized or met the recognition criteria during the year and the change in foreign exchange rates. The valuation allowance remaining at June 30, 2012 is primarily attributable to the tax basis difference as a result of unrealized losses on foreign exchange.

        At June 30, 2012 and 2011, the Company had $95 million and $127 million of net operating loss carry forwards, respectively. The decrease in the net operating loss carry forwards is attributable to (i) non-U.S. subsidiaries accounting income of $43 million generated during the year, (ii) non-U.S. subsidiaries accelerated tax deductions of $11 million for the year which have an offsetting deferred tax liability recorded, and (iii) offset by the utilization of net operating losses in non-U.S. subsidiaries of $32 million. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty year carry forward period. As a result, these losses do not begin to expire until the 2025 tax year.

        As of June 30, 2012 and 2011, the Company had $19.5 million and $18.8 million of total gross unrecognized tax benefits, respectively. The increase in gross unrecognized tax benefits was primarily related to tax positions of IRC entities taken prior to the acquisition. If recognized, these unrecognized

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

tax benefits would impact the Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011	2010
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$18,836	$12,479	$614
Additions / Reductions for tax positions of prior years	—	20	749
Additions / Reductions for tax positions of current year	2,051	6,337	11,116
Reductions due to lapse of statute of limitations	(1,418)	—	—

Total amount of gross unrecognized tax benefits at end of year	$19,469	$18,836	$12,479

        Approximately $0.9 million of the increase in the unrecognized tax benefits for tax positions during fiscal year 2012 is included in tax expense computed by applying federal rates in the tax rate reconciliation as the unrecognized tax benefit is recorded on additional pre-tax income from non-U.S. subsidiaries.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2008. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) and additional accrual of exposure and interest on existing items the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will increase between $1.0 million and $1.5 million in the next 12 months.

        The Company's continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2012 and 2011, the amount of accrued income-tax-related interest and penalties was $2.8 million and $1.5 million, respectively.

14. SUPPLEMENTAL CASH FLOW INFORMATION

        The Company's supplemental cash flow information for the fiscal years ending June 30, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(Amounts in thousands)
Cash paid during the period for:
Interest	$4,590	$5,378	$1,815
Income taxes, net of refunds	$58,520	$37,847	$16,630
Non-cash investing and financing activities:
Dividends declared	$32,357	$23,253	$16,339
Acquisition of IRC (with common stock and exchangeable shares)	$—	$—	$308,882
Acquisition of royalty interests in mineral properties (with common stock)	$—	$—	$53,428
In-kind distribution to CVP partners	$—	$—	$6,125
Treasury stock	$—	$4,474	$(3,557)

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

	Fair Value at June 30, 2012 (In thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments(1)	$200,264	$200,264	$—	$—
Marketable equity securities(2)	15,015	15,015	—	—

	$215,279	$215,279	$—	$—

(1)
Included in Cash and equivalents in the Company's consolidated balance sheets.

(2)
Included in Available for sale securities in the Company's consolidated balance sheets.

        The Company invests primarily in United States treasury bills, which are classified within Level 1 of the fair value hierarchy. The Company also invests in money market funds, which are traded by dealers or brokers in active over-the-counter markets. The Company's money market funds, which are invested in United States treasury bills or United States treasury backed securities, are also classified within Level 1 of the fair value hierarchy.

        As of June 30, 2012, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the fiscal year ended June 30, 2012, except as discussed in Note 11. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR SOURCES OF REVENUE

        Operators that contributed greater than 10% of the Company's total royalty revenue for either of fiscal years 2012, 2011 or 2010 were as follows (revenue amounts in thousands):

	Fiscal Year 2012		Fiscal Year 2011		Fiscal Year 2010
Operator	Royalty revenue	Percentage of total royalty revenue	Royalty revenue	Percentage of total royalty revenue	Royalty revenue	Percentage of total royalty revenue
Teck	$64,075	24.4%	$43,604	20.1%	N/A	N/A
Vale Newfoundland & Labrador Limited	36,030	13.7%	32,677	15.1%	N/A	N/A
Goldcorp, Inc.	31,407	11.9%	23,094	10.7%	N/A	N/A
Barrick	21,891	8.3%	26,843	12.4%	$30,624	22.4%

17. COMMITMENTS AND CONTINGENCIES

Mt. Milligan Gold Stream Acquisition

        Refer to Note 3 for discussion on the Company's commitment to Thompson Creek as part of the Mt. Milligan gold stream acquisitions.

Tulsequah Chief Gold and Silver Stream Acquisition

        Refer to Note 3 for discussion on the Company's commitment to Chieftain as part of the Tulsequah Chief gold and silver stream acquisition.

Voisey's Bay

        The Company owns a royalty on the Voisey's Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited ("VNL"). The royalty is owned by the LNRLP, in which the Company's wholly-owned indirect subsidiary, Canadian Minerals Partnership, is the general partner and 89.99% owner. The remaining interests in LNRLP are owned by Altius Investments Ltd. (10%), a company unrelated to Royal Gold, and the Company's wholly-owned indirect subsidiary, Voisey's Bay Holding Corporation (0.01%).

        On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited ("Vale Canada") and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to the calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey's Bay mine to Vale Canada. The claim asserts that Vale Canada is incorrectly calculating the NSR and requests an order in respect of the correct calculation of future payments. The claim also requests specific damages for underpayment of past royalties to the date of the claim in an amount not less than $29 million, together with additional damages until the date of trial, interest, costs and other damages. The litigation is in the discovery phase.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 12,581 and 15,255 ounces of gold as of June 30, 2012 and 2011, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified within Other assets on the Company's consolidated balance sheets. The carrying value of the gold in inventory was approximately $7.4 million and $8.1 million as of June 30, 2012 and 2011, respectively, while the fair value of such ounces was approximately $20.1 million and $23.0 million as of June 30, 2012 and 2011, respectively. None of the gold currently held in inventory as of June 30, 2012 and 2011, is attributed to Royal Gold, as the gold allocated to Royal Gold's CVP partnership interest is typically sold within five days of receipt.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of selected quarterly financial information (unaudited):

	Royalty revenues	Operating income	Net income attributable to Royal Gold stockholders	Basic earnings per share	Diluted earnings per share
	(Amounts in thousands except per share data)
Fiscal year 2012 quarter-ended:
September 30	$64,465	$37,468	$22,495	$0.41	$0.40
December 31	68,842	39,420	23,411	0.42	0.42
March 31	69,638	42,893	25,999	0.44	0.44
June 30	60,109	37,107	20,571	0.35	0.34

	$263,054	$156,888	$92,476	$1.61	$1.61

Fiscal year 2011 quarter-ended:
September 30	$45,338	$20,810	$11,831	$0.22	$0.21
December 31	56,316	31,604	18,312	0.33	0.33
March 31	55,546	31,877	19,565	0.36	0.35
June 30	59,269	34,634	21,687	0.39	0.39

	$216,469	$118,925	$71,395	$1.29	$1.29

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SUBSEQUENT EVENT

Mt. Milligan III Gold Stream Acquisition

        On August 8, 2012, Royal Gold and one of its wholly owned subsidiaries entered into a First Amendment to Milligan II Agreement (the "Milligan III Agreement") with Thompson Creek and one of its wholly-owned subsidiaries, whereby, subject to certain closing conditions set forth in the Milligan III Agreement, Royal Gold agreed to purchase an additional 12.25% of the payable gold from the Mt. Milligan copper-gold project, in exchange for a total of $200 million, $75 million of which would be paid shortly after the effectiveness of the Milligan III Agreement, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold, as discussed further below.

        Upon effectiveness of the Milligan III Agreement, Royal Gold will increase its aggregate investment from $581.5 million to $781.5 million, and will be entitled to purchase a total of 52.25% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold). Shortly upon effectiveness of the Milligan III Agreement, Royal Gold will have a remaining commitment of $251.9 million to Thompson Creek.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        As of June 30, 2012, the Company's management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management concluded that, as of June 30, 2012, our internal control over financial reporting is effective.

        Our management, including our President and Chief Executive Office (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2012.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited Royal Gold, Inc.'s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Royal Gold, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Royal Gold, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Royal Gold, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended and our report dated August 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 9, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is included in the Company's Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2012, and is incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included in the Company's Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2012, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2012, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is included in the Company's Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2012, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included in the Company's Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2012, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements

(b)   Exhibits

        Reference is made to the Exhibit Index beginning on page 98 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: August 9, 2012	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 9, 2012	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 9, 2012	By:	/s/ STEFAN L. WENGER Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: August 9, 2012	By:	/s/ STANLEY DEMPSEY Stanley Dempsey Chairman
Date: August 9, 2012	By:	/s/ GORDON J. BOGDEN Gordon J. Bogden Director
Date: August 9, 2012	By:	/s/ M. CRAIG HAASE M. Craig Haase Director
Date: August 9, 2012	By:	/s/ WILLIAM M. HAYES William M. Hayes Director

Date: August 9, 2012	By:	/s/ S. ODEN HOWELL, JR. S. Oden Howell, Jr. Director
Date: August 9, 2012	By:	/s/ JAMES W. STUCKERT James W. Stuckert Director

Exhibit Index

Exhibit Number		Description
2.1		Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

3.1		Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on February 8, 2008 and incorporated herein by reference)

3.2		Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q on November 3, 2011 and incorporated herein by reference)

3.3		Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

3.4		Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)

4.1		First Amended and Restated Rights Agreement dated September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on September 10, 2007 and incorporated herein by reference)

4.2		Stockholder Agreement dated April 3, 2009 by and among Royal Gold, Inc., Compañía Minera Carmen de Andacollo and Teck Cominco Limited (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 6, 2009 and incorporated herein by reference)

4.3		Amendment No. 1 to the Stockholder Agreement, dated January 12, 2010 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

4.4		Appendix I to Schedule B of the Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

4.5		Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

4.6		Supplemental Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

10.1	**	Equity Incentive Plan (filed as part of the Company's proxy statement for its 1996 Annual Meeting of Stockholders on November 25, 1996 and incorporated herein by reference)

Exhibit Number		Description
10.2		Exploration and Development Option Agreement between Placer Dome United States, Inc. and Royal Gold, Inc. dated effective July 1, 1998 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K on September 28, 1998 and incorporated herein by reference)

10.3		Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company's Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

10.4		Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company's Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)

10.5	**	Amendment to Equity Incentive Plan (filed as Appendix A to the Company's proxy statement on October 15, 1999 and incorporated herein by reference)

10.6		Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

10.7		Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.8		Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.9		Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.10		Purchase Agreement, between Kennecott Minerals Company and Royal Gold, Inc., dated December 22, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 29, 2005 and incorporated herein by reference)

10.11	**	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on February 22, 2010 and incorporated herein by reference)

10.12		Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.13		Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

Exhibit Number		Description
10.14		Assignment of Rights Agreement among Mario Ivan Hernández Alvarez, Royal Gold Chile Limitada and Royal Gold Inc., dated January 16, 2007 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.15		Royalty Purchase and Sale Agreement dated July 30, 2008 by and between Royal Gold, Inc. and Barrick Gold Corporation (filed as Exhibit 10.44 to Royal Gold's Annual Report on Form 10-K filed on August 20, 2008 and incorporated herein by reference)

10.16	**	Employment Agreement by and between Royal Gold, Inc. and Tony Jensen dated September 15, 2008 (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.17	**	Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Karen Gross, Stefan Wenger and Bruce Kirchhoff (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.18	**	Form of Award Modification Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Tony Jensen, Karen Gross and Bruce Kirchhoff (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.19	**	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)

10.20	**	Form of Incentive Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.21	**	Form of Non-qualified Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.22	**	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.23	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.24	**	Form of Stock Appreciation Rights Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.25		Amended and Restated Master Agreement by and between Royal Gold, Inc. and Compañía Minera Teck Carmen de Andacollo, dated as of January 12, 2010, along with the related Form of Royalty Agreement attached thereto as Exhibit C (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

Exhibit Number	Description
10.26	Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.27	Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference).

10.28	Fifth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., HSBC Bank USA, National Association, as a lender and administrative agent, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as Sole lead arranger and joint bookrunner, and ScotiaBank, as syndication agent and joint bookrunner, dated May 30, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 1, 2012 and incorporated herein by reference)

10.29	Amended And Restated Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.30	Amended and Restated Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.31	Support Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Callco Inc., and RG Exchangeco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

10.32	Voting and Exchange Trust Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Exchangeco Inc. and Computershare Trust Company of Canada (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

10.33	Labrador Option Agreement, dated May 18, 1993, between Diamond Fields Resources Inc. and Archean Resources Ltd., as amended (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q on May 7, 2010 and incorporated herein by reference)

10.34	Form of Assignment of Rights Agreement between Royal Gold, Inc. and certain individuals dated July 1, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 8, 2010 and incorporated herein by reference)

10.35	Robinson Property Trust Ancillary Agreement by and between Kennecott Holdings Corporation, Kennecott Rawhide Mining Company and Kennecott Nevada Copper Company and BHP Nevada Mining Company, dated September 12, 2003 (filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.36	Shares Purchase and Sale Agreement by Jaime Ugarte Lee and others to Compañia Minera Barrick Chile Limitada, dated as of March 23, 2001 (English Translation) (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

Exhibit Number		Description
10.37		Letter Agreement between Minefinders Corporation Ltd., Francis J.L. Guardia and John W. Perston, dated January 27, 1993 (filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.38		Mining Rights Purchase Agreement by and between Mr. Liébano Sáenz Ortiz and Compañía Minera Dolores, S.A. de C.V. dated October 13, 2006 (English Translation) (filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.39		Royalty Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated March 29, 2005, as supplemented and amended by the Supplemental Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated May 20, 2005 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.40		Net Smelter Return Royalty Agreement by and between Newmont Canada Limited and Barrick Gold Corporation, dated October 8, 2004 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.41		Royalty for Technical Expertise Agreement by and between Tenedoramex S. A. de C. V. and Kennecott Minerals Company, dated as of March 23, 2001 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 6, 2006 and incorporated herein by reference)

10.42	***	Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 15, 2011 and incorporated herein by reference)

10.43		Form of Assignment of Rights Agreement between Royal Gold, Inc. and certain individuals dated October 28, 2010 (filed as Annex B to Exhibit 10.1 to the Company's Current Report on Form 8-K on July 8, 2010 and incorporated herein by reference)

10.44		Intercreditor Agreement by and among RGL Royalty AG, Terrane Metals Corp. and JPMorgan Chase Bank N.A. dated as of December 10, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 14, 2010 and incorporated herein by reference)

10.45		First Amendment to the Intercreditor Agreement by and among JPMorgan Chase Bank N.A., RGLD Gold AG and Terrane Metals Corp. and dated as of December 14, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 15, 2011 and incorporated herein by reference)

10.46		Option Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

10.47		Subscription Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

Exhibit Number		Description
10.48		Agreement for Transfer of Belahouro Project between BHP Minerals International Exploration Inc., BHP Minerals Ghana Inc., BHP Holdings (International) Inc., BHP Billiton World Exploration Inc, Resolute Limited and Resolute (West Africa) Limited, dated February 8, 2002 (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.49		Net Smelter Royalty Agreement between Barrick Gold Corporation and McWatters Mining Inc., dated April 3, 2003 (filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.50		Agreement for Amendment and Restatement of Royalty for Technical Expertise between Minas de Oro Nacional S.A. de C.V. and RG Mexico, Inc. dated May 27, 2011 (filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.51		Agreement between Rio Tinto Metals Limited and MK Gold Company, dated September 1, 1999 (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.52		Net Smelter Return Royalty Agreement between Expatriate Resources Ltd. and Atna Resources Ltd., dated June 16, 2004, as modified by Partial Assignment of Royalty between Atna Resources Ltd, Equity Engineering Ltd. and Yukon Zinc Corporation, dated August 20, 2007 (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.53	**	Employment Agreement by and between Royal Gold, Inc. and William M. Zisch (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference

10.54	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (1) (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.55	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (2) (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.56		Amending Agreement between Seabridge Gold Inc. and RG Exchangeco Inc., dated October 28, 2011 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q on November 3, 2011 and incorporated herein by reference)

10.57	***	Purchase and Sale Agreement by and between RGLD Gold AG and Chieftain Metals Inc., dated as of December 22, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 28, 2011 and incorporated herein by reference)

10.58		Purchase and Sale Agreement between Metallic Ventures (U.S.), Inc., International Minerals Corporation and Royal Gold, Inc., dated as of May 23, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 24, 2012 and incorporated herein by reference)

21.1	*	Royal Gold and Its Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

23.2	*	Consent of Independent Registered Public Accounting Firm

Exhibit Number		Description
31.1	*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	The following financial information from the annual report on Form 10-K of Royal Gold, Inc. for the year ended June 30, 2012, formatted to XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity, and (v) Notes to the Consolidated Financial Statements.

*
Filed herewith.

**
Identifies each management contract or compensation plan or arrangement.

***
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.