Form 10-Q
period 2012-09-30
ROYAL GOLD INC
filed 2012-11-01
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 64,354,077 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 24, 2012.  In addition, as of such date, there were 680,347 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30,	June 30,
	2012	2012
ASSETS
Cash and equivalents	$302,037	$375,456
Royalty receivables	64,735	53,946
Income tax receivable	—	11,046
Prepaid expenses and other current assets	5,075	4,760
Total current assets	371,847	445,208

Royalty interests in mineral properties, net (Note 3)	1,989,692	1,890,988
Available for sale securities (Note 4)	20,044	15,015
Other assets	21,776	21,834
Total assets	$2,403,359	$2,373,045

LIABILITIES
Accounts payable	$3,087	$2,615
Dividends payable	8,966	8,947
Income tax payable	1,702	—
Other current liabilities	5,572	3,647
Total current liabilities	19,327	15,209

Debt (Note 5)	295,440	293,248
Net deferred tax liabilities	179,769	178,716
Uncertain tax positions	20,095	19,469
Other long-term liabilities	2,674	2,974
Total liabilities	517,305	509,616

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 58,755,634 and 58,614,221 shares outstanding, respectively	588	586
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,042,823 and 1,007,823 redeemed shares, respectively	33,616	35,156
Additional paid-in capital	1,660,001	1,656,357
Accumulated other comprehensive (loss) income	(8,716)	(13,763)
Accumulated earnings	175,925	160,123
Total Royal Gold stockholders’ equity	1,861,414	1,838,459
Non-controlling interests	24,640	24,970
Total equity	1,886,054	1,863,429
Total liabilities and equity	$2,403,359	$2,373,045

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2012	2011
Royalty revenues	$77,862	$64,465

Costs and expenses
General and administrative	6,070	6,298
Production taxes	2,478	2,150
Depreciation, depletion and amortization	21,500	17,221
Restructuring on royalty interests in mineral properties	—	1,328
Total costs and expenses	30,048	26,997

Operating income	47,814	37,468

Interest and other income	110	2,833
Interest and other expense	(6,169)	(1,779)
Income before income taxes	41,755	38,522

Income tax expense	(16,461)	(12,381)
Net income	25,294	26,141
Net income attributable to non-controlling interests	(523)	(3,646)
Net income attributable to Royal Gold stockholders	$24,771	$22,495

Net income	$25,294	$26,141
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	5,046	(5,304)
Comprehensive income	30,340	20,837
Comprehensive income attributable to non-controlling interests	(523)	(3,646)
Comprehensive income attributable to Royal Gold stockholders	$29,817	$17,191

Net income per share available to Royal Gold common stockholders:

Basic earnings per share	$0.42	$0.41
Basic weighted average shares outstanding	59,435,867	55,183,719
Diluted earnings per share	$0.41	$0.40
Diluted weighted average shares outstanding	59,679,807	55,491,354
Cash dividends declared per common share	$0.15	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$25,294	$26,141
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	21,500	17,221
Gain on distribution to non-controlling interest	(88)	(3,018)
Non-cash stock-based compensation expense	2,095	2,198
Tax benefit of stock-based compensation exercises	(773)	(1,567)
Restructuring on royalty interests in mineral properties	—	1,328
Deferred tax expense	1,746	508
Amortization of debt discount	2,192	—
Changes in assets and liabilities:
Royalty receivables	(10,789)	(5,950)
Prepaid expenses and other assets	(249)	197
Accounts payable	53	70
Income taxes payable	10,309	9,762
Other liabilities	2,252	(716)
Net cash provided by operating activities	$53,542	$46,174

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(120,035)	—
Proceeds on sale of Inventory - restricted	118	4,455
Other	(17)	(111)
Net cash (used in) provided by investing activities	$(119,934)	$4,344

Cash flows from financing activities:
Repayment of debt	—	(33,900)
Common stock dividends	(8,949)	(6,095)
Distribution to non-controlling interests	(562)	(5,380)
Proceeds from the issuance of common stock	1,711	2,536
Tax benefit of stock-based compensation exercises	773	1,567
Net cash used in financing activities	$(7,027)	$(41,272)
Net increase (decrease) in cash and equivalents	(73,419)	9,246
Cash and equivalents at beginning of period	375,456	114,155
Cash and equivalents at end of period	$302,037	$123,401

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, precious metals streams and similar interests.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  We use the term “royalty interest” in these notes to the consolidated financial statements to refer to royalties, gold, silver or other metal stream interests, and other similar interests.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission on August 9, 2012 (“Fiscal 2012 10-K”).

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company has elected the single continuous statement of comprehensive income.  Pursuant to ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting for Standards Update No. 2011-05, the provisions of ASU 2011-05 became effective for the Company’s fiscal year beginning July 1, 2012.  Since ASU 2011-05 addresses financial presentation only, its adoption did not impact the Company’s consolidated financial position or results of operations.

2.             ACQUISITIONS

Mt. Milligan III Gold Stream Acquisition

On August 8, 2012, Royal Gold entered into an amendment to its purchase and sale agreement with Thompson Creek Metals Company Inc. (“Thompson Creek”) whereby Royal Gold, among other things, agreed to purchase an additional 12.25% of the payable gold from the Mt. Milligan copper-gold project in exchange for a total of $200 million, of which $75 million was paid shortly after closing, and, when

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

production is reached, cash payments for each payable ounce of gold delivered to Royal Gold, as discussed further below (the “Milligan III Acquisition”). Thompson Creek intends to use the proceeds from the Milligan III Acquisition to finance a portion of the construction of the Mt. Milligan project and related costs.  Under the Milligan III Acquisition, Royal Gold increased its aggregate pre-production commitment in the Mt. Milligan project from $581.5 million to $781.5 million and agreed to purchase a total of 52.25% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold).

As of September 30, 2012, the Company has paid $574.6 million of the aggregate pre-production commitment of $781.5 million.  The remaining scheduled quarterly payments include $95 million due December 1, 2012, $62 million due March 1, 2013, $37 million due June 1, 2013 and $12.9 million due September 1, 2013.  Royal Gold’s obligation to make these quarterly payments is subject to the satisfaction of certain conditions included in the Milligan III Acquisition (including that the aggregate amount of historical payments made by Royal Gold plus the applicable quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the applicable quarterly payment).  In the event that a quarterly payment is postponed as a result of the failure by Thompson Creek to satisfy a condition precedent, all subsequent quarterly payments will be adjusted forward one full calendar quarter until such time as all conditions precedent have been satisfied for the next scheduled quarterly payment.

The Milligan III Acquisition has been accounted for as an asset acquisition.  The $75 million paid on August 15, 2012 and the scheduled payment of $45 million paid on September 3, 2012, plus direct transaction costs, have been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.                                      ROYALTY INTERESTS IN MINERAL PROPERTIES

The following summarizes the Company’s royalty interests in mineral properties as of September 30, 2012 and June 30, 2012.

As of September 30, 2012 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(31,384)	$241,614
Voisey’s Bay	150,138	(38,466)	111,672
Peñasquito	99,172	(10,225)	88,947
Las Cruces	57,230	(8,113)	49,117
Mulatos	48,092	(19,852)	28,240
Wolverine	45,158	(2,686)	42,472
Dolores	44,878	(6,484)	38,394
Canadian Malartic	38,800	(4,079)	34,721
Gwalia Deeps	31,070	(4,959)	26,111
Holt	25,428	(3,772)	21,656
Inata	24,871	(7,684)	17,187
Leeville	18,322	(14,844)	3,478
Robinson	17,825	(10,199)	7,626
Cortez	10,630	(9,687)	943
Other	210,242	(115,578)	94,664
	1,094,854	(288,012)	806,842

Development stage royalty interests:
Mt. Milligan	576,092	—	576,092
Pascua-Lama	372,105	—	372,105
Other	38,694	—	38,694
	986,891	—	986,891

Exploration stage royalty interests	195,959	—	195,959
Total royalty interests in mineral properties	$2,277,704	$(288,012)	$1,989,692

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2012 (Amounts in thousands):	Cost	Restructuring	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$—	$(27,345)	$245,653
Voisey’s Bay	150,138	—	(33,192)	116,946
Peñasquito	99,172	—	(9,075)	90,097
Las Cruces	57,230	—	(6,499)	50,731
Mulatos	48,092	—	(18,721)	29,371
Wolverine	45,158	—	(1,625)	43,533
Dolores	44,878	—	(6,021)	38,857
Canadian Malartic	38,800	—	(3,292)	35,508
Gwalia Deeps	28,119	—	(4,398)	23,721
Holt	25,428	—	(2,980)	22,448
Inata	24,871	—	(7,320)	17,551
Leeville	18,322	—	(14,436)	3,886
Robinson	17,825	—	(9,872)	7,953
Cortez	10,630	—	(9,673)	957
Other	208,463	—	(112,105)	96,358
	1,090,124	—	(266,554)	823,570

Development stage royalty interests:
Mt. Milligan	455,943	—	—	455,943
Pascua-Lama	372,105	—	—	372,105
Other	40,022	(1,328)	—	38,694
	868,070	(1,328)	—	866,742

Exploration stage royalty interests	200,676	—	—	200,676
Total royalty interests in mineral properties	$2,158,870	$(1,328)	$(266,554)	$1,890,988

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.                                      AVAILABLE FOR SALE SECURITIES

The Company’s available for sale securities as of September 30, 2012 and June 30, 2012 consists of the following:

	As of September 30, 2012
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(8,716)	$19,858
Other	203	—	(17)	186
	$28,777	$—	$(8,733)	$20,044

	As of June 30, 2012
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(13,716)	$14,858
Other	203	—	(46)	$157
	$28,777	$—	$(13,762)	$15,015

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three months ended September 30, 2012 or the fiscal year ended June 30, 2012.  The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2012 10-K.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s Kerr-Sulphurets-Mitchell project.

5.                                      DEBT

The Company’s non-current debt as of September 30, 2012 and June 30, 2012 consists of the following:

	As of	As of
	September 30, 2012	June 30, 2012
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$295,440	$293,248
Total debt	$295,440	$293,248

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three months ended September 30, 2012, was $5.1 million and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $350 million revolving credit facility.  As of September 30, 2012, the Company had no amounts outstanding under the revolving credit facility.  As discussed in the Company’s Fiscal 2012 10-K, the Company has financial covenants associated with its revolving credit facility.  At September 30, 2012, the Company was in compliance with each financial covenant.

6.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended
	September 30,	September 30,
	2012	2011
	(Amounts in thousands)
Stock options	$127	$115
Stock appreciation rights	392	295
Restricted stock	1,130	1,086
Performance stock	446	702
Total stock-based compensation expense	$2,095	$2,198

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

There were 17,925 and 18,796 stock options granted during the three months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, there was $0.8 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

There were 54,400 and 42,804 stock-settled stock appreciation rights (“SSARs”) granted during the three months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, there was $2.5 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 2.0 years.

There were 40,850 and 44,950 shares of restricted stock granted during the three months ended September 30, 2012 and 2011, respectively.  The restricted stock awards granted to officers and certain employees during the three months ended September 30, 2012, vest over a three year period beginning after a two-year holding period from the date of grant, with one-third of the shares vesting after years three, four and five, respectively.  As of September 30, 2012, there was $7.0 million of unrecognized

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 3.7 years.

There were 45,600 and 49,600 shares of performance stock granted during the three months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, there was $4.9 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended
	September 30,	September 30,
	2012	2011
	(in thousands, except share data)
Net income available to Royal Gold common stockholders	$24,771	$22,495
Weighted-average shares for basic EPS	59,435,867	55,183,719
Effect of other dilutive securities	243,940	307,635
Weighted-average shares for diluted EPS	59,679,807	55,491,354

Basic earnings per share	$0.42	$0.41

Diluted earnings per share	$0.41	$0.40

The calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares.  Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $105.31.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

8.                                      INCOME TAXES

	For The Three Months Ended
	September 30,	September 30,
	2012	2011
	(Amounts in thousands, except rate)
Income tax expense	$16,461	$12,381
Effective tax rate	39.4%	32.1%

The increase in the effective tax rate for September 30, 2012 is primarily related to (i) an increase in tax expense recognized in certain foreign subsidiaries without a corresponding U.S. foreign tax credit benefit, (ii) an increase in current year tax expense from changes in estimates of uncertain positions, and (iii) the prior year decrease in tax expense from changes in estimates of uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2008.

As of September 30, 2012 and June 30, 2012, the Company had $20.1 million and $19.5 million of total gross unrecognized tax benefits, respectively.  The increase in gross unrecognized tax benefits was primarily related to tax positions of International Royalty Corporation entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  If recognized, these unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2012 and June 30, 2012, the amount of accrued income-tax-related interest and penalties was $3.2 million and $2.8 million, respectively.

9.                                      SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty interests.  Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty Revenue		Royalty Interests in Mineral Property, net
	Three Months Ended
	September 30,		As of	As of
	2012	2011	September 30, 2012	June 30, 2012
Chile	26%	27%	33%	35%
Canada	23%	20%	47%	43%
Mexico	22%	17%	8%	9%
United States	17%	24%	4%	5%
Australia	3%	6%	3%	3%
Africa	3%	4%	1%	1%
Other	6%	2%	4%	4%

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

10.                               FAIR VALUE MEASUREMENTS

FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

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

	At September 30, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$125,000	$125,000	$125,000	$—	$—
Marketable equity securities(2)	$20,044	$20,044	$20,044	$—	$—
Total assets		$145,044	$145,044	$—	$—

Liabilities (In thousands):
Debt(3)	$370,000	$446,479	$446,479	$—	$—
Total liabilities		$446,479	$446,479	$—	$—

(1)             Included in Cash and equivalents in the Company’s consolidated balance sheets.

(2)             Included in Available for sale securities in the Company’s consolidated balance sheets.

(3)             Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital in the Company’s consolidated balance sheets.

The Company invests primarily in United States treasury bills with maturities of 90 days or less, which are classified within Level 1 of the fair value hierarchy.  The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.

As of September 30, 2012, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the three

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

months ended September 30, 2012.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.                               COMMITMENTS AND CONTINGENCIES

Mt. Milligan Gold Stream Acquisition

Refer to Note 2 for discussion on the Company’s commitment to Thompson Creek as part of the Mt. Milligan gold stream acquisitions.

Tulsequah Chief Gold and Silver Stream Acquisition

As of September 30, 2012, the Company has a remaining commitment of $50 million as part of its Tulsequah Chief gold and silver stream acquisition in December 2011.

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

CVP receives its royalty from the Cortez Joint Venture in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 12,678 and 12,581 ounces of gold as of September 30, 2012 and  June 30, 2012, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $7.6 million and $7.4 million as of September 30, 2012 and June 30, 2012, respectively, while the fair value of such ounces was approximately $22.5 million and $20.1 million as of September 30, 2012 and June 30, 2012, respectively.  None of the gold currently held in inventory as of September 30, 2012 and June 30, 2012, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

13.                               SUBSEQUENT EVENT

Common Stock Offering

On October 15, 2012, we sold 5,250,000 shares of our common stock, at a price of $90.00 per share, resulting in proceeds of $472.5 million before expenses.  The Company intends to use the net proceeds from the offering for the acquisition of additional royalty interests and for general corporate purposes.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2012 (the “Fiscal 2012 10-K”).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “stream” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2012 10-K.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, precious metals streams and similar interests.  Royalties are non-operating interests in mining projects that provide the right to revenue or production from the project after deducting specified costs, if any.  We use the term “royalty interest” in this Quarterly Report on Form 10-Q to refer to royalties, gold, silver or other metal stream interests, and other similar interests.  We seek to acquire existing royalty interests or to finance projects that are in production or in development stage in exchange for royalty interests.  We are engaged in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and involvement as a bidder in competitive divestitures.

As of September 30, 2012, the Company owned royalty interests on 39 producing properties, 26 development stage properties and 136 exploration stage properties, of which the Company considers 40 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on the properties in which we hold royalty interests.  During the three months ended September 30, 2012, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

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

For the three months ended September 30, 2012 and 2011, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Three months ended
	September 30, 2012		September 30, 2011
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,652	66%	$1,702	70%
Silver ($/ounce)	$29.80	9%	$38.80	6%
Copper ($/pound)	$3.50	14%	$4.07	11%
Nickel ($/pound)	$7.40	8%	$10.00	9%
Other	N/A	3%	N/A	4%

Recent Developments

Mt. Milligan III Gold Stream Acquisition

On August 8, 2012, Royal Gold entered into an amendment to its purchase and sale agreement with Thompson Creek Metals Company Inc. (“Thompson Creek”) whereby Royal Gold, among other things, agreed to purchase an additional 12.25% of the payable gold from the Mt. Milligan copper-gold project in exchange for a total of $200 million, of which $75 million was paid shortly after closing, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold, as discussed further below (the “Milligan III Acquisition”). Thompson Creek intends to use the proceeds from the Milligan III Acquisition to finance a portion of the construction of the Mt. Milligan project and related costs.  Under the Milligan III Acquisition, Royal Gold increased its aggregate pre-production commitment in the Mt. Milligan project from $581.5 million to $781.5 million and agreed to purchase a total of 52.25% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold).

As of September 30, 2012, the Company has paid $574.6 million of the aggregate pre-production commitment of $781.5 million.  The remaining scheduled quarterly payments include $95 million due December 1, 2012, $62 million due March 1, 2013, $37 million due June 1, 2013 and $12.9 million due September 1, 2013.  Royal Gold’s obligation to make these quarterly payments is subject to the satisfaction of certain conditions included in the Milligan III Acquisition (including that the aggregate amount of historical payments made by Royal Gold plus the applicable quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the applicable quarterly payment).  In the event that a quarterly payment is postponed as a result of the failure by Thompson Creek to satisfy a condition precedent, all subsequent quarterly payments will be adjusted forward one full calendar quarter until such time as all conditions precedent have been satisfied for the next scheduled quarterly payment.

Mt. Milligan is an open pit copper-gold project that Thompson Creek reports is in the advanced stages of construction and Thompson Creek estimates that commercial production will commence in late calendar 2013. According to a National Instrument 43-101 technical report regarding the Mt. Milligan project filed on the System for Electronic Document Analysis and Retrieval (SEDAR) under Thompson Creek’s profile on October 13, 2011, proven and probable reserves total 482 million tonnes (0.20% copper; 0.39 g/t gold), containing 2.1 billion pounds of copper and 6.0 million ounces of gold, which reserves are estimated to support a mine life of approximately 22 years, with the project estimated to produce on average approximately 194,000 ounces of gold annually over the life of the mine, including estimated average production of 262,000 ounces of gold annually during the first six years of operation.

Common Stock Offering

On October 15, 2012, we sold 5,250,000 shares of our common stock, at a price of $90.00 per share, resulting in proceeds of $472.5 million before expenses.  The Company intends to use the net proceeds from the offering for the acquisition of additional royalty interests and general corporate purposes.

Principal Royalty Interests

Our principal producing and development royalty interests are shown in the following tables (listed alphabetically).  The Company considers both historical and future potential revenues in determining which royalty interests in our portfolio are principal to our business.  Estimated future potential royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalty interests are no longer principal to our business.

Please refer to our Fiscal 2012 10-K for further discussion of our principal producing and development royalty interests.

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

(1)             There have been approximately 114,000 cumulative payable ounces produced as of September 30, 2012.

(2)             The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 943,000 cumulative ounces of gold have been produced as of September 30, 2012.

Development Properties

Royalty or similar interests
Mine	Location	Operator	(Gold unless otherwise stated)
Mt. Milligan	British Columbia, Canada	Thompson Creek Metals Inc. (“Thompson Creek”)	52.25% of the payable gold
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty Interest for Calendar 2012

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2012.  The following table shows such production estimates for our principal producing properties for calendar 2012 as well as the actual production reported to us by the various operators through September 30, 2012.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Production Estimate by Royalty Interest for Calendar 2012 and Reported Production

Principal Producing Properties

For the period January 1, 2012 through September 30, 2012

				Reported Production through
	Calendar 2012 Operator’s Production Estimate(1)			September 30, 2012(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	60,000	—	—	41,019	—	—
Canadian Malartic	565,000	—	—	274,316	—	—
Cortez GSR1	94,000	—	—	75,897	—	—
Cortez GSR2	12,000	—	—	60	—	—
Cortez GSR3	106,000	—	—	75,957	—	—
Cortez NVR1	83,000	—	—	54,881	—	—
Dolores(3)	75,000-80,000	3.5-4.5 million	—	37,839	2.3 million	—
Holt	45,000-50,000	—	—	33,178	—	—
Las Cruces
Copper			136.0-151.2 million			113.4 million
Leeville	254,000	—	—	168,899	—	—
Mulatos	200,000-220,000	—	—	138,880	—	—
Peñasquito	370,000-390,000	23-24 million	—	309,310	20.0 million	—
Lead			155-160 million			136.2 million
Zinc			310-325 million			263.3 million
Robinson(4)	N/A	—	—	23,936	—	—
Copper			N/A			93.2 million
Voisey’s Bay(4)
Copper			N/A			56.2 million
Nickel			N/A			115.4 million
Wolverine(4)	N/A	N/A		2,434	1.2 million	—

(1)             There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2012 10-K for information regarding factors that could affect actual results.

(2)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2012 through September 30, 2012, as reported to us by the operators of the mines.

(3)             In March 2012, Pan American acquired Minefinders Corporation Ltd. (“Minefinders”).  The production estimate shown was provided by Minefinders.  Pan American announced production guidance of 49,000 to 53,000 ounces of gold and 2.75 to 3.0 million ounces of silver for the period April 1 through December 31, 2012.

(4)             The Company did not receive calendar 2012 production guidance from the operator.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

Reported production at Andacollo increased approximately 20% during the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011.  Teck reported record production during the quarter ended September 30, 2012, primarily due to increased mill throughput as a result of the commissioning of the pre-crushing circuit.  The plant began to reach design capacity during the end of the current quarter with throughput of just over 54,000 tonnes per day in September 2012 versus design capacity of 55,000 tonnes per day.

Canadian Malartic

Reported production at Canadian Malartic increased approximately 51% during the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011, as the operations at Canadian Malartic continue to ramp-up.  Osisko reported record gold production during the quarter ended September 30, 2012.  The mill processed ore at an average rate of 40,834 tonnes per day during the current quarter and, in the first eight days of October 2012, mill throughput averaged 50,670 tonnes per day.  Osisko reported that the second pebble crusher is expected to be installed and commissioned in the fourth quarter of calender 2012, and they expect the operation to move towards the design rate of 55,000 tonnes per day at that point.

Cortez

Reported production at Cortez decreased approximately 40% during the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011, as Barrick continues to prioritize production from their higher grade Cortez Hills operation that is not covered by our royalty interest.  The Company expects production to remain at these lower levels until Barrick returns to steady state mining at the Pipeline Complex.

Las Cruces

Reported production at Las Cruces increased approximately 94% during the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011.  Inmet reported that the increase in reported production is primarily due to its continued work on process optimization that included improved plant reliability associated with plant design enhancements, improved planned maintenance and improved wear materials.

Mt. Milligan

Thompson Creek reported that as of September 30, 2012, construction progress on the Mt. Milligan project was 65% complete with overall progress 79% complete.  Thompson Creek also reported that the overall project remains on schedule, with commencement of commercial production expected in the fourth quarter of calendar 2013.

Mulatos

Reported production at Mulatos increased approximately 44% during the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011.  Alamos reported that the increase in reported production was primarily due to the addition of a gravity mill that was commissioned in March 2012 and continued improvements in heap leach crusher throughput.

Pascua-Lama

Barrick reported that they have taken actions to strengthen the Pascua-Lama project management and mitigate cost pressures as a combination of factors have increased the project capital cost and extended the construction schedule.  Barrick is currently working on a comprehensive top-to-bottom review of the Pascua-Lama project and anticipates completing the review by the end of calendar 2012.  Barrick did report, however, that the review to-date suggests capital costs will be closer to $8.0-$8.5 billion, with initial gold production in the second half of calendar 2014.  Barrick also reported that approximately $3.7 billion has been spent to-date and that the tunnel is approximately 60% complete and 90% of the required material and equipment for the process plant has been committed.  According to Barrick, delays in the earthworks and underground works for the process plant are the main reasons for the shift in production schedule to the second half of calendar 2014.  Royal Gold is not required to contribute to any Pascua-Lama capital costs.

Peñasquito

Reported production for all metals at Peñasquito increased during the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011, as operations at Peñasquito continue to ramp-up.  Goldcorp stated that record gold and silver production during the quarter ended September 30, 2012, was driven by strong grades in the deeper portions of the current phase of mining.  Goldcorp also reported that the record production at Peñasquito was achieved despite the continued impact of water shortages that affected mill throughput during the current quarter.  Goldcorp stated that current water availability will be sufficient to achieve their current gold production guidance of between 370,000 to 390,000 ounces for calendar 2012.

Voisey’s Bay

Reported nickel and copper production at Voisey’s Bay increased significantly during the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011, due to an increase in nickel and copper concentrate shipments.  Variability in Vale’s shipping schedule will continue to be reflected in uneven metal sales quarter over quarter.  Vale reported that the Long Harbour hydrometallurgical facility is 75% complete.

Wolverine

Reported production at Wolverine increased during the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011.  Yukon Zinc reported that it is working to increase production at Wolverine to the design capacity of 1,700 tonnes per day.  In August 2012, Yukon Zinc stated that work continues on integrating new mining equipment, increasing mill concentrate grade and recoveries, and completing construction of the tailings dam to reach its ultimate height.

Results of Operations

Quarter Ended September 30, 2012, Compared to Quarter Ended September 30, 2011

For the quarter ended September 30, 2012, we recorded net income attributable to Royal Gold stockholders of $24.8 million, or $0.42 per basic share and $0.41 per diluted share, as compared to net income attributable to Royal Gold stockholders of $22.5 million, or $0.41 per basic share and $0.40 per diluted share, for the quarter ended September 30, 2011.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset by an increase in interest expense associated with our Convertible Senior Notes due 2019 (“2019 Notes”), which is discussed further below.

For the quarter ended September 30, 2012, we recognized total royalty revenue of $77.9 million, at an average gold price of $1,652 per ounce, an average silver price of $29.80 per ounce, an average nickel price of $7.40 per pound and an average copper price of $3.50 per pound, compared to royalty revenue of $64.5 million, at an average gold price of $1,702 per ounce, an average silver price of $38.80 per ounce, an average nickel price of $10.00 per pound and an average copper price of $4.07 per pound for the quarter ended September 30, 2011.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Quarter Ended September 30, 2012 and 2011

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2012			September 30, 2011
		Royalty	Reported		Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Andacollo	Gold	$19,702	15,937	oz.	$16,839	13,286	oz.
Peñasquito		$11,150			$5,826
	Gold		131,239	oz.		48,621	oz.
	Silver		7.4 million	oz.		3.9 million	oz.
	Lead		41.7 million	lbs.		29.2 million	lbs.
	Zinc		96.6 million	lbs.		67.4 million	lbs.
Voisey’s Bay		$9,195			$7,229
	Nickel		33.9 million	lbs.		22.7 million	lbs.
	Copper		43.6 million	lbs.		16.0 million	lbs.
Holt	Gold	$4,561	12,870	oz.	$3,594	9,397	oz.
Robinson		$3,754			$3,687
	Gold		9,072	oz.		8,972	oz.
	Copper		36.9 million	lbs.		27.9 million	lbs.
Mulatos	Gold	$3,496	42,310	oz.	$2,399	29,476	oz.
Cortez	Gold	$2,782	25,751	oz.	$5,106	42,855	oz.
Las Cruces	Copper	$2,462	46.2 million	lbs.	$1,311	23.8 million	lbs.
Canadian Malartic	Gold	$2,141	91,737	oz.	$1,309	60,826	oz.
Leeville	Gold	$2,067	68,026	oz.	$3,069	101,240	oz.
Wolverine		$1,286			$—
	Gold		1,200	oz.		N/A
	Silver		494,496	oz.		N/A
Dolores		$1,141			$1,426
	Gold		13,244	oz.		15,945	oz.
	Silver		773,369	oz.		693,531	oz.
Other(2)	Various	$14,125	N/A		$12,670	N/A
Total Royalty Revenue		$77,862			$64,465

(1)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended September 30, 2012 and 2011, as reported to us by the operators of the mines.

(2)             “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total royalty revenue for either period presented.

The increase in royalty revenue for the quarter ended September 30, 2012, compared with the quarter ended September 30, 2011, resulted primarily from production increases at Voisey’s Bay and Mulatos and the continued ramp-up at Andacollo, Peñasquito, Las Cruces, Holt, Canadian Malartic and Wolverine.

These increases were partially offset by a decrease in the average gold, silver, copper and nickel prices and decreases in production at Cortez and Leeville.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

Depreciation, depletion and amortization increased to $21.5 million for the quarter ended September 30, 2012, from $17.2 million for the quarter ended September 30, 2011.  The increase was primarily attributable to production increases at Voisey’s Bay and Mulatos, which resulted in additional depletion expense of approximately $2.6 million during the period.  The increase was also attributable to the continued ramp-up at Peñasquito, Holt and Las Cruces, which resulted in additional depletion expense of approximately $1.6 million during the period.

Interest and other income decreased to $0.1 million for the three months ended September 30, 2012, from $2.8 million for the three months ended September 30, 2011.  The decrease was primarily due to a decrease in gains on distributions of restricted gold inventory attributable to non-controlling interest holders of approximately $2.9 million during the period.

Interest and other expense increased to $6.2 million for the three months ended September 30, 2012, from $1.8 million for the three months ended September 30, 2011.  The increase was attributable to interest expense associated with our 2019 Notes issued in June 2012.  Interest expense recognized on the 2019 Notes for the three months ended September 30, 2012, was $5.1 million and included the contractual coupon interest ($2.6 million), the accretion of the debt discount ($2.2 million) and amortization of the debt issuance costs ($0.3 million).

During the quarter ended September 30, 2012, we recognized income tax expense totaling $16.5 million compared with $12.4 million during the quarter ended September 30, 2011.  This resulted in an effective tax rate of 39.4% in the current period, compared with 32.1% in the quarter ended September 30, 2011.  The increase in the effective tax rate for the quarter ended September 30, 2012 is primarily related to (i) an increase in tax expense recognized in certain foreign subsidiaries without a corresponding U.S. foreign tax credit benefit, (ii) an increase in current year tax expense related to changes in estimates of uncertain tax positions, and (iii) the prior year decrease in tax expense from changes in estimates of uncertain tax positions.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 13 to the notes to consolidated financial statements in the Company’s Fiscal 2012 10-K.

Liquidity and Capital Resources

Overview

At September 30, 2012, we had current assets of $371.8 million compared to current liabilities of $19.3 million for a current ratio of 19 to 1.  This compares to current assets of $445.2 million and current liabilities of $15.2 million at June 30, 2012, resulting in a current ratio of approximately 29 to 1.  The decrease in our current ratio was primarily attributable to a decrease in our cash and equivalents during the period due to the funding of the Milligan III Acquisition as discussed earlier.

During the quarter ended September 30, 2012, liquidity needs were met from $77.9 million in royalty revenues and our available cash resources.  As of September 30, 2012, the Company had $350 million available and no amounts outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant as of September 30, 2012.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs, exploration costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of royalty interests, including the remaining commitments incurred in connection with the Mt. Milligan and Tulsequah Chief acquisitions.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial royalty interest or other acquisitions, we would seek additional debt or equity financing opportunities as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal Year 2012 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Common Stock Offering

On October 15, 2012, we sold 5,250,000 shares of our common stock, at a price of $90.00 per share, resulting in proceeds of $472.5 million before expenses.  The Company intends to use the net proceeds from the offering for the acquisition of additional royalty interests and for general corporate purposes.  The Company has invested the proceeds from this offering in United States treasury bills or cash bank accounts.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $53.5 million for the three months ended September 30, 2012, compared to $46.2 million for the three months ended September 30, 2011.  The increase was primarily due to an increase in proceeds received from our royalty interests, net of production taxes, of approximately $8.2 million.  The increase was also attributable to a decrease in interest payments made of approximately $1.2 million as the Company had no amounts outstanding under its revolving credit facility during the three months ended September 30, 2012.

Investing Activities

Net cash used in investing activities totaled $119.9 million for the three months ended September 30, 2012, compared to cash provided by investing activities of $4.3 million for the three months ended September 30, 2011.  The increase in cash used in investing activities is primarily due to an increase in acquisitions of royalty interests in mineral properties (Mt. Milligan) compared to the same period of the prior year.

Financing Activities

Net cash used in financing activities totaled $7.0 million for the three months ended September 30, 2012, compared to cash used in financing activities of $41.3 million for the three months ended September 30, 2011.  The decrease in cash used in financing activities is primarily attributable to a reduction in debt payments resulting from the Company having no amounts outstanding under its revolving credit facility during the three months ended September 30, 2012.

Recently Adopted Accounting Standards

Please refer to Note 1 of the notes to consolidated financial statements for a discussion on recently adopted accounting standards.

Critical Accounting Policies

Available-for-Sale-Securities

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three months ended September 30, 2012.  The most significant available-for-sale security is the investment in Seabridge Gold, Inc.(“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2012 10-K.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s Kerr-Sulphurets-Mitchell project.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold royalty interests; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•                  changes in gold and other metals prices on which our royalty interests are paid or changes in prices of the primary metals mined at properties where we hold royalty interests;

•                  the production at or performance of properties where we hold royalty interests;

•                  the ability of operators to bring projects, particularly on development stage properties, into production on schedule or operate in accordance with feasibility studies;

•                  decisions and activities of the operators of properties where we hold royalty interests;

•                  liquidity or other problems our operators may encounter;

•                  hazards and risks at the properties where we hold royalty interests that are normally associated with developing and mining properties, including unanticipated grade and geological, metallurgical, processing or other problems, mine operating and ore processing facility problems, pit wall or tailings dam failures, industrial accidents, environmental hazards and natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

•                  changes in project parameters as plans of the operators of properties where we hold royalty interests are refined;

•                  changes in estimates of reserves and mineralization by the operators of properties where we hold royalty interests;

•                  contests to our royalty interests and title and other defects to the properties where we hold royalty interests;

•                  economic and market conditions;

•                  future financial needs;

•                  federal, state and foreign legislation governing us or the operators of properties where we hold royalty interests;

•                  the availability of royalty interests for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•                  our ability to make accurate assumptions regarding the valuation, timing and amount of revenue to be derived from our royalty interests when evaluating acquisitions;

•                  risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental, real estate, contract and permitting laws, currency fluctuations, expropriation of property, repatriation of earnings, taxation, price controls, inflation, import and export regulations, community unrest and labor disputes, endemic health issues, corruption, enforcement and uncertain political and economic environments;

•                  changes in laws governing us, the properties where we hold royalty interests or the operators of such properties;

•                  risks associated with issuances of additional common stock or incurrence of indebtedness in connection with acquisitions or otherwise including risks associated with the issuance and conversion of convertible notes;

•                  acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the properties where we hold royalty interests;

•                  changes in management and key employees; and

•                  failure to complete future acquisitions;

as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our Fiscal 2012 10-K and our other reports filed with the SEC.  Most of these factors are beyond our ability to predict or control.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  We disclaim any obligation to update any forward-looking statements made herein, except as required by law.  Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and, to a lesser extent, the price of silver, copper and nickel.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the

U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and may reduce our royalty revenues.  Certain of our royalty contracts have features that may amplify the negative effects of a drop in metals prices,” under Part I, Item 1A of our Fiscal 2012 10-K, for more information that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

During the three month period ended September 30, 2012, we reported royalty revenues of $77.9 million, with an average gold price for the period of $1,652 per ounce, an average silver price of $29.80 per ounce, an average copper price of $3.50 per pound and an average nickel price of $7.40 per pound.  Approximately 66% of our total recognized revenues for the three months ended September 30, 2012 were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A.  For the three months ended September 30, 2012, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $5.6 million and $5.5 million, respectively.

Approximately 14% of our total recognized revenues for the three months ended September 30, 2012 were attributable to copper sales from our copper producing royalty interests.  For the three months ended September 30, 2012, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.1 million.

Approximately 9% of our total recognized revenues for the three months ended September 30, 2012 were attributable to silver sales from our silver producing royalty interests.  For the three months ended September 30, 2012, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $0.7 million.

Approximately 8% of our total recognized revenues for the three months ended September 30, 2012 were attributable to nickel sales from our nickel producing royalty interests.  For the three months ended September 30, 2012, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.8 million.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2012, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 11 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s Bay royalty.  There was no material development to this litigation during the three months ended September 30, 2012.

ITEM 1A.                                       RISK FACTORS

Information regarding risk factors appears in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2012 10-K.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.                                                OTHER INFORMATION

Not applicable.

ITEM 6.                                                EXHIBITS

The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 1, 2012	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws, as amended on August 13, 2012.

10.1*

Form of Restricted Stock Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 17, 2012 and incorporated herein by reference).

10.2***

First Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of August 8, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 9, 2012 and incorporated herein by reference).

10.3

Second Amendment to the Intercreditor Agreement by and among JPMorgan Chase Bank, N.A., RGLD Gold AG and Terrane Metals Corp. dated as of August 10, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 16, 2012 and incorporated herein by reference).

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