Form 10-Q
period 2012-12-31
ROYAL GOLD INC
filed 2013-01-31
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

There were 64,366,725 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 23, 2013.  In addition, as of such date, there were 675,346 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	December 31,	June 30,
	2012	2012
ASSETS
Cash and equivalents	$680,731	$375,456
Royalty receivables	70,754	53,946
Income tax receivable	7,204	11,046
Prepaid expenses and other current assets	22,361	4,760
Total current assets	781,050	445,208
Royalty interests in mineral properties, net (Note 3)	2,063,604	1,890,988
Available for sale securities (Note 4)	18,489	15,015
Other assets	23,904	21,834
Total assets	$2,887,047	$2,373,045
LIABILITIES
Accounts payable	$2,255	$2,615
Dividends payable	13,010	8,947
Other current liabilities	3,288	3,647
Total current liabilities	18,553	15,209
Debt (Note 5)	297,697	293,248
Net deferred tax liabilities	175,875	178,716
Uncertain tax positions	19,821	19,469
Other long-term liabilities	2,353	2,974
Total liabilities	514,299	509,616
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 1 share issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 64,162,252 and 58,614,221 shares outstanding, respectively	642	586
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,131,303 and 1,007,823 redeemed shares, respectively	29,722	35,156
Additional paid-in capital	2,138,153	1,656,357
Accumulated other comprehensive (loss) income	(10,289)	(13,763)
Accumulated earnings	190,131	160,123
Total Royal Gold stockholders’ equity	2,348,359	1,838,459
Non-controlling interests	24,389	24,970
Total equity	2,372,748	1,863,429
Total liabilities and equity	$2,887,047	$2,373,045

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Royalty revenues	$79,870	$68,842	$157,732	$133,307

Costs and expenses
General and administrative	5,720	5,057	11,790	11,355
Production taxes	2,197	2,946	4,676	5,097
Depreciation, depletion and amortization	21,120	21,419	42,620	38,639
Restructuring on royalty interests in mineral properties	—	—	—	1,328
Total costs and expenses	29,037	29,422	59,086	56,419

Operating income	50,833	39,420	98,646	76,888

Interest and other income	29	489	139	3,322
Interest and other expense	(6,988)	(1,609)	(13,157)	(3,387)
Income before income taxes	43,874	38,300	85,628	76,823

Income tax expense	(16,315)	(14,051)	(32,776)	(26,433)
Net income	27,559	24,249	52,852	50,390
Net income attributable to non-controlling interests	(342)	(838)	(865)	(4,484)
Net income attributable to Royal Gold stockholders	$27,217	$23,411	$51,987	$45,906

Net income	$27,559	$24,249	$52,852	$50,390
Adjustments to comprehensive income, net of tax Unrealized change in market value of available for sale securities	(1,572)	(6,958)	3,474	(12,262)
Comprehensive income	25,987	17,291	56,326	38,128
Comprehensive income attributable to non-controlling interests	(342)	(838)	(865)	(4,484)
Comprehensive income attributable to Royal Gold stockholders	$25,645	$16,453	$55,461	$33,644

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.42	$0.42	$0.84	$0.83
Basic weighted average shares outstanding	63,941,686	55,329,463	61,688,776	55,259,009
Diluted earnings per share	$0.42	$0.42	$0.84	$0.82
Diluted weighted average shares outstanding	64,137,237	55,574,814	61,905,549	55,533,248
Cash dividends declared per common share	$0.20	$0.15	$0.35	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$52,852	$50,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,620	38,639
Gain on distribution to non-controlling interest	(88)	(3,284)
Non-cash stock-based compensation expense	3,900	4,066
Tax benefit of stock-based compensation exercises	(1,214)	(3,086)
Restructuring on royalty interests in mineral properties	—	1,328
Deferred tax benefit	(2,166)	(847)
Amortization of debt discount	4,448	—
Changes in assets and liabilities:
Royalty receivables	(16,808)	(15,693)
Prepaid expenses and other assets	(19,659)	1,385
Accounts payable	(661)	(194)
Income tax receivable	1,827	1,947
Other liabilities	(626)	785
Net cash provided by operating activities	$64,425	$75,436
Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(215,032)	(148,182)
Proceeds on sale of Inventory - restricted	118	4,842
Other	(38)	(128)
Net cash (used in) investing activities	$(214,952)	$(143,468)
Cash flows from financing activities:
Borrowing from credit facility	—	100,000
Repayment of debt	—	(37,800)
Common stock dividends	(17,915)	(12,209)
Distribution to non-controlling interests	(1,273)	(6,315)
Proceeds from the issuance of common stock	473,776	2,917
Tax benefit of stock-based compensation exercises	1,214	3,086
Net cash provided by financing activities	$455,802	$49,679
Net increase (decrease) in cash and equivalents	305,275	(18,353)
Cash and equivalents at beginning of period	375,456	114,155
Cash and equivalents at end of period	$680,731	$95,802

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission on August 9, 2012 (“Fiscal 2012 10-K”).

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

As of December 31, 2012, the Company has paid $669.6 million of the aggregate pre-production commitment of $781.5 million.  The remaining scheduled quarterly payments include $62 million due March 1, 2013, $37 million due June 1, 2013 and $12.9 million due September 1, 2013.  Royal Gold’s obligation to make these quarterly payments is subject to the satisfaction of certain conditions included in the Milligan III Acquisition (including that the aggregate amount of historical payments made by Royal Gold plus the applicable quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the applicable quarterly payment).  In the event that a quarterly payment is postponed as a result of the failure by Thompson Creek to satisfy a condition precedent, all subsequent quarterly payments will be adjusted forward one full calendar quarter until such time as all conditions precedent have been satisfied for the next scheduled quarterly payment.

The Milligan III Acquisition has been accounted for as an asset acquisition.  The $75 million paid on August 15, 2012, and the scheduled payments of $45 million and $95 million paid on September 3, 2012, and December 3, 2012, respectively, plus direct transaction costs, have been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.

Acquisition of an Additional Royalty Option on the Kerr-Sulphurets-Mitchell Project

On December 13, 2012, Royal Gold purchased 1,004,491 common shares (the “Additional Seabridge Shares”) of Seabridge Gold Inc. (“Seabridge”) at a 15% premium to the volume weighted-average trading price of Seabridge common shares on the Toronto Stock Exchange for a five day trading period that ended December 11, 2012, for $18.3 million (C$18.0 million).  Effective December 13, 2012, Royal Gold entered into an amendment (the “Seabridge Amendment”) to its option agreement with Seabridge (the “Seabridge Option Agreement”) to, among other things, remove the 270 day minimum holding period applicable to the Additional Seabridge Shares.

Upon Royal Gold’s purchase of the Additional Seabridge Shares, Royal Gold obtained the right, under the Seabridge Option Agreement, as amended by the Seabridge Amendment, to increase the net smelter return (“NSR”) royalty it may acquire on all of the gold and silver production from Seabridge’s Kerr-Sulphurets-Mitchell project (“KSM project”) in British Columbia by 0.75%.  Royal Gold now holds the right to purchase either a 1.25% NSR royalty on such production for C$100 million, or a 2.0% NSR royalty for C$160 million.  If Royal Gold exercises its purchase right, the purchase price will be payable in three equal installments over the 540-day period following exercise.  Royal Gold sold the Additional Seabridge Shares in a private transaction to an unrelated party for $14.6 million (C$14.4 million) on December 13, 2012.

The 15% premium on the Additional Seabridge Shares, which represents the value of the option to acquire the additional 0.75% NSR royalty on the KSM project, plus direct acquisition costs, was approximately $2.4 million and has been recorded within Other assets on our consolidated balance sheets.  The purchase and same day sale of the Additional Seabridge Shares resulted in a realized loss on trading

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

securities of approximately $1.3 million, which is recorded within Interest and other expense on our consolidated statements of operations and comprehensive income.

3.             ROYALTY INTERESTS IN MINERAL PROPERTIES

The following summarizes the Company’s royalty interests in mineral properties as of December 31, 2012 and June 30, 2012.

As of December 31, 2012		Accumulated
(Amounts in thousands):	Cost	Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(35,950)	$237,048
Voisey’s Bay	150,138	(42,669)	107,469
Peñasquito	99,172	(10,975)	88,197
Las Cruces	57,230	(9,453)	47,777
Mulatos	48,092	(21,490)	26,602
Wolverine	45,158	(4,335)	40,823
Dolores	44,878	(7,003)	37,875
Canadian Malartic	38,800	(4,905)	33,895
Gwalia Deeps	31,070	(5,628)	25,442
Holt	25,428	(4,699)	20,729
Inata	24,871	(8,015)	16,856
Leeville	18,322	(15,262)	3,060
Robinson	17,825	(10,570)	7,255
Cortez	10,630	(9,697)	933
Other	210,242	(118,447)	91,795
	1,094,854	(309,098)	785,756

Development stage royalty interests:
Mt. Milligan	671,090	—	671,090
Pascua-Lama	372,105	—	372,105
Other	38,694	—	38,694
	1,081,889	—	1,081,889

Exploration stage royalty interests	195,959	—	195,959
Total royalty interests in mineral properties	$2,372,702	$(309,098)	$2,063,604

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2012			Accumulated
(Amounts in thousands):	Cost	Restructuring	Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$—	$(27,345)	$245,653
Voisey’s Bay	150,138	—	(33,192)	116,946
Peñasquito	99,172	—	(9,075)	90,097
Las Cruces	57,230	—	(6,499)	50,731
Mulatos	48,092	—	(18,721)	29,371
Wolverine	45,158	—	(1,625)	43,533
Dolores	44,878	—	(6,021)	38,857
Canadian Malartic	38,800	—	(3,292)	35,508
Gwalia Deeps	28,119	—	(4,398)	23,721
Holt	25,428	—	(2,980)	22,448
Inata	24,871	—	(7,320)	17,551
Leeville	18,322	—	(14,436)	3,886
Robinson	17,825	—	(9,872)	7,953
Cortez	10,630	—	(9,673)	957
Other	208,463	—	(112,105)	96,358
	1,090,124	—	(266,554)	823,570

Development stage royalty interests:
Mt. Milligan	455,943	—	—	455,943
Pascua-Lama	372,105	—	—	372,105
Other	40,022	(1,328)	—	38,694
	868,070	(1,328)	—	866,742

Exploration stage royalty interests	200,676	—	—	200,676
Total royalty interests in mineral properties	$2,158,870	$(1,328)	$(266,554)	$1,890,988

4.             AVAILABLE FOR SALE SECURITIES

The Company’s available for sale securities as of December 31, 2012 and June 30, 2012 consists of the following (amounts in thousands):

	As of December 31, 2012
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(10,245)	$18,329
Other	203	—	(43)	160
	$28,777	$—	$(10,288)	$18,489

	As of June 30, 2012
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(13,716)	$14,858
Other	203	—	(46)	$157
	$28,777	$—	$(13,762)	$15,015

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three or six months ended December 31, 2012 or the fiscal year ended June 30, 2012.  The most significant available-for-sale security is the investment in Seabridge common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2012 10-K.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.             DEBT

The Company’s non-current debt as of December 31, 2012 and June 30, 2012 consists of the following:

	As of	As of
	December 31, 2012	June 30, 2012
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$297,697	$293,248
Total debt	$297,697	$293,248

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and six months ended December 31, 2012, was $5.2 million and $10.3 million, respectively, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $350 million revolving credit facility.  As of December 31, 2012, the Company had no amounts outstanding under the revolving credit facility.  As discussed in the Company’s Fiscal 2012 10-K, the Company has financial covenants associated with its revolving credit facility.  At December 31, 2012, the Company was in compliance with each financial covenant.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.             STOCKHOLDERS’ EQUITY

Common Stock Offering

On October 15, 2012, we sold 5,250,000 shares of our common stock, at a price of $90.00 per share, resulting in proceeds of $472.5 million before expenses.  The Company has invested the proceeds from this offering in United States treasury bills or cash bank accounts and intends to use the net proceeds from the offering for the acquisition of additional royalty interests and for general corporate purposes.

7.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$129	$123	$256	$238
Stock appreciation rights	427	329	819	624
Restricted stock	649	565	1,779	1,651
Performance stock	600	851	1,046	1,553
Total stock-based compensation expense	$1,805	$1,868	$3,900	$4,066

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

There were no stock options granted during the three months ended December 31, 2012 and 2011, and 17,925 and 18,796 stock options granted during the six months ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, there was $0.7 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

There were no stock-settled stock appreciation rights (“SSARs”) granted during the three months ended December 31, 2012 and 2011, and 54,400 and 42,804 SSARs granted during the six months ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, there was $2.0 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 1.8 years.

There were no shares of restricted stock granted during the three months ended December 31, 2012 and 2011, and 40,850 and 44,950 shares of restricted stock granted during the six months ended December 31, 2012 and 2011, respectively.  The restricted stock awards granted to officers and certain employees during the six months ended December 31, 2012, vest over a three year period beginning after a two-year holding period from the date of grant, with one-third of the shares vesting after years three, four and five, respectively.  As of December 31, 2012, there was $6.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 3.6 years.

There were no shares of performance stock granted during the three months ended December 31, 2012 and 2011, and 45,600 and 49,600 shares of performance stock granted during the six months ended

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2012 and 2011, respectively.  As of December 31, 2012, there was $4.3 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average vesting period of 1.8 years.

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(in thousands, except share data)		(in thousands, except share data)
Net income available to Royal Gold common stockholders	$27,217	$23,411	$51,987	$45,906
Weighted-average shares for basic EPS	63,941,686	55,329,463	61,688,776	55,259,009
Effect of other dilutive securities	195,551	245,351	216,773	274,239
Weighted-average shares for diluted EPS	64,137,237	55,574,814	61,905,549	55,533,248
Basic earnings per share	$0.42	$0.42	$0.84	$0.83
Diluted earnings per share	$0.42	$0.42	$0.84	$0.82

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

9.             INCOME TAXES

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax expense	$16,315	$14,051	$32,776	$26,433
Effective tax rate	37.2%	36.7%	38.3%	34.4%

The increase in the effective tax rate for the three months ended December 31, 2012, is primarily related to an increase in current year tax expense from changes in estimates of uncertain tax positions.  The

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

increase in the effective tax rate for the six months ended December 31, 2012, is primarily attributable to (i) an increase in tax expense recognized in certain foreign subsidiaries without a corresponding U.S. foreign tax credit benefit, (ii) an increase in current year tax expense from changes in estimates of uncertain tax positions, and (iii) the prior year decrease in tax expense from changes in estimates of uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2008.

As of December 31, 2012 and June 30, 2012, the Company had $19.8 million and $19.5 million of total gross unrecognized tax benefits, respectively.  The increase in gross unrecognized tax benefits was primarily related to tax positions of International Royalty Corporation entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  If recognized, these unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.  At December 31, 2012 and June 30, 2012, the amount of accrued income-tax-related interest and penalties was $3.3 million and $2.8 million, respectively.

During the quarter ended December 31, 2012, the Company made a foreign withholding tax payment of approximately $17.2 million.  The Company expects to recover the amount of the payment within the next twelve months.  The $17.2 million payment has been recorded within Prepaid expenses and other current assets on our consolidated balance sheets.

10.          SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty interests.  Royal Gold’s royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

					Royalty Interests in
	Royalty Revenue				Mineral Property, net
	Three Months Ended		Six Months Ended		As of	As of
	December 31,		December 31,		December 31,	June 30,
	2012	2011	2012	2011	2012	2012
Chile	30%	25%	28%	26%	31%	35%
Canada	23%	28%	23%	24%	49%	43%
United States	19%	16%	18%	20%	4%	5%
Mexico	18%	19%	20%	18%	8%	9%
Australia	3%	5%	3%	5%	3%	3%
Africa	3%	4%	3%	4%	1%	1%
Other	4%	3%	5%	3%	4%	4%

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

	At December 31, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$524,982	$524,982	$524,982	$—	$—
Money market investments(1)	$183	$183	$183	$—	$—
Marketable equity securities(2)	$18,489	$18,489	$18,489	$—	$—
Total assets		$543,654	$543,654	$—	$—
Liabilities (In thousands):
Debt(3)	$370,000	$411,625	$411,625	$—	$—
Total liabilities		$411,625	$411,625	$—	$—

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2012, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the six months ended December 31, 2012.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.          COMMITMENTS AND CONTINGENCIES

Mt. Milligan Gold Stream Acquisition

Refer to Note 2 for discussion on the Company’s commitment to Thompson Creek as part of the Mt. Milligan gold stream acquisitions.

Tulsequah Chief Gold and Silver Stream Acquisition

As of December 31, 2012, the Company has a remaining commitment of $50 million as part of its Tulsequah Chief gold and silver stream acquisition in December 2011.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

CVP receives its royalty from the Cortez Joint Venture in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 12,837 and 12,581 ounces of gold as of December 31, 2012 and  June 30, 2012, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $7.9 million and $7.4 million as of December 31, 2012 and June 30, 2012, respectively, while the fair value of such ounces was approximately $21.3 million and $20.1 million as of December 31, 2012 and June 30, 2012, respectively.  None of the gold currently held in inventory as of December 31, 2012 and June 30, 2012, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

14.          SUBSEQUENT EVENT

On January 21, 2013, Royal Gold entered into Amendment No. 2 to Fifth Amended and Restated Revolving Credit Agreement (the “Amendment”), which amends the Company’s existing Fifth Amended and Restated Revolving Credit Agreement, dated May 30, 2012 (as amended from time to time, the “Revolving Credit Agreement”), among Royal Gold, as the borrower, certain subsidiaries of Royal Gold, as guarantors, HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and ScotiaBank, as syndication agent and joint bookrunner.

The Amendment revises the Revolving Credit Agreement to, among other things, (i) remove the current ratio, interest coverage ratio and debt service coverage ratio financial covenants, (ii) add a financial covenant requiring the Company to maintain a secured debt ratio below a certain level, (iii) increase the amount of unsecured indebtedness the Company is permitted to incur subject to its pro forma compliance with a leverage ratio test and to allow certain prepayments, refinancing and replacement of such unsecured indebtedness, (iv) increase the interest rate for borrowings under the Revolving Credit Agreement when the leverage ratio exceeds 3.0 to 1.0, and (v) take certain acquisitions into account in determining compliance with financial covenants.  Except as set forth in the Amendment, all other terms and conditions of the Revolving Credit Agreement remain in full force and effect.

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

We refer to “GSR,” “NSR,” “stream” and other types of royalty interests throughout this MD&A.  These terms are defined in our Fiscal 2012 10-K.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, precious metals streams and similar interests.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  We use the term “royalty interest” in this Quarterly Report on Form 10-Q to refer to royalties, gold, silver or other metal stream interests, and other similar interests.  We seek to acquire existing royalty interests or to finance projects that are in production or in development stage in exchange for royalty interests.  We are engaged in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

As of December 31, 2012, the Company owned royalty interests on 39 producing properties, 28 development stage properties and 138 exploration stage properties, of which the Company considers 41 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or mining, processing or other operating costs on the properties in which we hold royalty interests.  During the three months ended December 31, 2012, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver, copper and nickel, together with the amounts of production from our producing stage royalty interests.  The prices of gold, silver, copper, nickel and other metals have fluctuated widely in recent years.  The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and declines in the price of gold, silver, copper or nickel could have a material and adverse effect on the Company’s results of operations and financial condition.

For the three and six months ended December 31, 2012 and 2011, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Three months ended				Six months ended
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
		Percentage		Percentage		Percentage		Percentage
	Average	of Royalty	Average	of Royalty	Average	of Royalty	Average	of Royalty
Metal	Price	Revenue	Price	Revenue	Price	Revenue	Price	Revenue
Gold ($/ounce)	$1,722	73%	$1,688	66%	$1,686	70%	$1,695	68%
Silver ($/ounce)	$32.68	6%	$31.87	6%	$31.24	7%	$35.39	6%
Copper ($/pound)	$3.59	12%	$3.40	15%	$3.54	13%	$3.74	13%
Nickel ($/pound)	$7.70	6%	$8.30	9%	$7.55	7%	$9.16	9%
Other	N/A	3%	N/A	4%	N/A	3%	N/A	4%

Recent Developments

Acquisition of an Additional Royalty Option on the Kerr-Sulphurets-Mitchell Project

On December 13, 2012, Royal Gold purchased 1,004,491 common shares (the “Additional Seabridge Shares”) of Seabridge Gold Inc. (“Seabridge”) at a 15% premium to the volume weighted-average trading price of Seabridge common shares on the Toronto Stock Exchange for a five day trading period that ended December 11, 2012, for $18.3 million (C$18.0 million).  Effective December 13, 2012, Royal Gold entered into an amendment (the “Seabridge Amendment”) to its option agreement with Seabridge (the “Seabridge Option Agreement”) to, among other things, remove the 270 day minimum holding period applicable to the Additional Seabridge Shares.

Upon Royal Gold’s purchase of the Additional Seabridge Shares, Royal Gold obtained the right, under the Seabridge Option Agreement, as amended by the Seabridge Amendment, to increase the net smelter return (“NSR”) royalty it may acquire on all of the gold and silver production from Seabridge’s Kerr-Sulphurets-Mitchell project (“KSM project”) in British Columbia by 0.75%.  Royal Gold now holds the right to purchase either a 1.25% NSR royalty on such production for C$100 million, or a 2.0% NSR royalty for C$160 million.  If Royal Gold exercises its purchase right, the purchase price will be payable in three equal installments over the 540-day period following exercise.  Royal Gold sold the Additional Seabridge Shares in a private transaction to an unrelated party for $14.6 million (C$14.4 million) on December 13, 2012.

The 15% premium on the Additional Seabridge Shares, which represents the value of the option to acquire the additional 0.75% NSR royalty on the KSM project, plus direct acquisition costs, was approximately $2.4 million and has been recorded within Other assets on our consolidated balance sheets.  The purchase and same day sale of the Additional Seabridge Shares resulted in a realized loss on trading securities of approximately $1.3 million, which is recorded within Interest and other expense on our consolidated statements of operations and comprehensive income.

Common Stock Offering

On October 15, 2012, we sold 5,250,000 shares of our common stock, at a price of $90.00 per share, resulting in proceeds of $472.5 million before expenses.  The Company has invested the proceeds from this offering in United States treasury bills or cash bank accounts and intends to use the net proceeds from the offering for the acquisition of additional royalty interests and for general corporate purposes.

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

Please refer to our Fiscal 2012 10-K for further discussion of our principal producing and development royalty interests.

Producing Properties

Mine	Location	Operator	Royalty (Gold unless otherwise stated)
Andacollo(1)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced (until 910,000 payable ounces; 50% thereafter)
Canadian Malartic	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	1.0% to 1.5% sliding-scale NSR
Cortez	Nevada, USA	Barrick Gold Corporation	GSR1: 0.40% to 5.0% sliding-scale GSR
		(“Barrick”)	GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR
Dolores	Chihuahua, Mexico	Pan American Silver Corp. (“Pan American”)	3.25% NSR; 2.0% NSR (silver)
Holt	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Las Cruces	Andalucía, Spain	Inmet Mining Corporation (“Inmet”)	1.5% NSR (copper)
Leeville	Nevada, USA	Newmont Mining Corporation (“Newmont”)	1.8% NSR
Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Robinson	Nevada, USA	KGHM International Ltd. (“KGHM”)	3.0% NSR (copper, gold, silver, molybdenum)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Newfoundland & Labrador Limited (“Vale”)	2.7% NSR (nickel, copper, cobalt)
Wolverine	Yukon Territory, Canada	Yukon Zinc Corporation (“Yukon Zinc”)	0.00% to 9.45% sliding-scale NSR (gold and silver)

(1)       There have been approximately 132,000 cumulative payable ounces produced as of December 31, 2012.

(2)       The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 1.0 million cumulative ounces of gold have been produced as of December 31, 2012.

Development Properties

Royalty or similar interests
Mine	Location	Operator	(Gold unless otherwise stated)
Mt. Milligan	British Columbia,	Thompson Creek Metals Inc.	52.25% of the payable gold
	Canada	(“Thompson Creek”)
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty Interest for Calendar 2012

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2012.  The following table shows such production estimates for our principal producing properties for calendar 2012 as well as the actual production reported to us by the various operators through December 31, 2012.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Production Estimate by Royalty Interest for Calendar 2012 and Reported Production

Principal Producing Properties

For the period January 1, 2012 through December 31, 2012

	Calendar 2012 Operator’s Production Estimate(1)			Reported Production through December 31, 2012(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	60,000	—	—	59,034	—	—
Canadian Malartic	565,000	—	—	370,592	—	—
Cortez GSR1	94,000	—	—	93,670	—	—
Cortez GSR2	12,000	—	—	520	—	—
Cortez GSR3	106,000	—	—	94,190	—	—
Cortez NVR1	83,000	—	—	68,495	—	—
Dolores(3)	75,000-80,000	3.5-4.5 million	—	52,815	3.1 million	—
Holt	45,000-50,000	—	—	48,254	—	—
Las Cruces
Copper			136.0-151.2 million			151.8 million
Leeville	254,000	—	—	238,652	—	—
Mulatos	200,000-220,000	—	—	200,190	—	—
Peñasquito	370,000-390,000	23-24 million	—	400,326	24.6 million	—
Lead			155-160 million			159.9 million
Zinc			310-325 million			336.9 million
Robinson(4)	N/A	—	—	35,539	—	—
Copper			N/A			134.4 million
Voisey’s Bay(4)
Copper			N/A			87.5 million
Nickel			N/A			144.1 million
Wolverine(4)	N/A	N/A		5,637	1.9 million	—

(1)       There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2012 10-K for information regarding factors that could affect actual results.

(2)       Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2012 through December 31, 2012, as reported to us by the operators of the mines.

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

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.  Reported production, as used below, relates to the amount of metal sales, subject to our royalty interests, as reported to us by the operators of the mines.

Andacollo

Reported production at Andacollo increased approximately 38% during the quarter ended December 31, 2012, when compared to the quarter ended December 31, 2011.  Increased production during the quarter ended December 31, 2012, was primarily due to increased mill throughput as a result of the recently installed crushing circuit and the mining of higher grade ore.

Canadian Malartic

Reported production at Canadian Malartic increased approximately 78% during the quarter ended December 31, 2012, when compared to the quarter ended December 31, 2011, as the operations at Canadian Malartic continue to ramp-up.  Prior to a six day shutdown to complete installation and integration of the second pebble crusher and to make modifications to various conveying systems in the crushing and grinding circuit,  production for October through November 2012 averaged over 49,000 tonnes per operating day, a 13% increase from the preceding quarter.  In November 2012, the mill ran at throughput rates of over 50,000 tonnes per day for 10 days with a new one day record of 58,476 tonnes.  Also during the fourth quarter of calendar 2012, mine production was affected by  delayed access to the north sector of the pit thus limiting production.  The delays affected the mine sequencing and will have an impact on early calendar 2013 production.  With mill throughput expected to stabilize, Osisko estimates calendar 2013 gold production to be between 485,000 and 510,000 ounces.

Cortez

Reported production at Cortez decreased approximately 23% during the quarter ended December 31, 2012, when compared to the quarter ended December 31, 2011, as Barrick continues to prioritize production from their higher grade Cortez Hills operation that is not covered by our royalty interest.  The Company expects production to remain at these lower levels until Barrick returns to steady state mining at the Pipeline Complex.

Dolores

Pan American announced production guidance of 3.25 to 3.45 million ounces of silver and 63,500 to 68,000 ounces of gold, which Pan American anticipates will be supported by capital projects that include construction of the first phase of leach pad 3, significant pre-stripping and the systematic rehabilitation of the mining fleet.

Las Cruces

Reported production at Las Cruces increased approximately 36% during the quarter ended December 31, 2012, when compared to the quarter ended December 31, 2011.  Inmet announced its calendar 2013 production guidance for Las Cruces of between 68,500 to 72,000 tonnes of copper.

Mt. Milligan

Thompson Creek reported that as of September 30, 2012, overall construction progress on the Mt. Milligan project was estimated at 75%.  Milestones achieved through the third quarter of 2012 included the completion of the tailings storage facility core construction, enclosure of the concentrator building, and the installation and assembly of the  SAG and Ball Mills, which remain in progress and on schedule.    Thompson Creek also reported that the overall project remains on schedule, with commencement of commercial production expected in the fourth quarter of calendar 2013.

Mulatos

Reported production at Mulatos increased approximately 42% during the quarter ended December 31, 2012, when compared to the quarter ended December 31, 2011.  Alamos reported that the increase in reported production was primarily due to the addition of a gravity mill that was commissioned in March 2012 and record crusher throughput levels averaging 17,900 tonnes per day during the quarter ended December 31, 2012.  Alamos also announced that it estimates calendar 2013 production of between 180,000 and 200,000 ounces of gold at Mulatos.

Pascua-Lama

Barrick reported that construction management has been transferred to Fluor and that the project team has been significantly strengthened.  As disclosed with its third quarter 2012 financial results, Barrick indicated it expected initial gold production in the second half of calendar 2014 and that the definitive estimate of costs and schedule for the project would be complete by the time of its 2012 year-end results in February 2013.

Peñasquito

Reported production for all metals at Peñasquito increased during the quarter ended December 31, 2012, when compared to the quarter ended December 31, 2011, as operations at Peñasquito continue to ramp-up.  During the quarter ended December 31, 2012, mill throughput of 98,000 tonnes per day was constrained by the availability of water.  Goldcorp has stated that a water and tailings study to develop a comprehensive long-term water strategy for the Peñasquito district is underway and expected to be completed during the first half of calendar 2013.  Goldcorp will continue to bring additional water wells into production within the Cedros Basin in addition to new dewatering wells within the Chile Colorado pit.  The additional water wells in calendar 2013 are expected to increase mill throughput to 105,000 tonnes per day.  Mining in a lower grade portion of the pit over the first half of calendar 2013 is also expected to impact overall production, which is forecasted between 360,000 and 400,000 gold ounces for calendar 2013 with an associated silver production of between 20 and 21 million ounces.

Voisey’s Bay

Reported copper production at Voisey’s Bay decreased significantly during the quarter ended December 31, 2012, when compared to the quarter ended December 31, 2011, due to a decrease in copper concentrate shipments.  Variability in Vale’s shipping schedule will continue to be reflected in uneven metal sales quarter over quarter.  Vale reported that the Long Harbour hydrometallurgical facility is estimated to start-up in the second half of calendar 2013.

Wolverine

Reported production at Wolverine increased during the quarter ended December 31, 2012, when compared to the quarter ended December 31, 2011, as Yukon Zinc increased throughput and improved metallurgical performance of the mill.

Results of Operations

Quarter Ended December 31, 2012, Compared to Quarter Ended December 31, 2011

For the quarter ended December 31, 2012, we recorded net income attributable to Royal Gold stockholders of $27.2 million, or $0.42 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $23.4 million, or $0.42 per basic and diluted share, for the quarter ended December 31, 2011. The increase in our net income attributable to Royal Gold stockholders was principally attributable to an increase in royalty revenue, as discussed further below.  This increase was partially offset primarily by an increase in interest expense during the period, which is also discussed further below. Our earnings per share did not increase in connection with the increase in net income attributable to Royal Gold stockholders due to the issuance of an aggregate of 9.25 million shares of common stock in two registered offerings during calendar 2012.

For the quarter ended December 31, 2012, we recognized total royalty revenue of $79.9 million, at an average gold price of $1,722 per ounce, an average silver price of $32.68 per ounce, an average nickel price of $7.70 per pound and an average copper price of $3.59 per pound, compared to royalty revenue of $68.8 million, at an average gold price of $1,688 per ounce, an average silver price of $31.87 per ounce, an average nickel price of $8.30 per pound and an average copper price of $3.40 per pound for the quarter ended December 31, 2011.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended December 31, 2012 compared to the quarter ended December 31, 2011 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Quarter Ended December 31, 2012 and 2011

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended		Three Months Ended
		December 31, 2012		December 31, 2011
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Andacollo	Gold	$23,128	18,015 oz.	$16,180	13,070 oz.
Voisey’s Bay		$7,413		$12,044
	Nickel		28.8 million lbs.		27.4 million lbs.
	Copper		31.2 million lbs.		78.6 million lbs.
Peñasquito		$6,612		$6,307
	Gold		91,017 oz.		67,827 oz.
	Silver		4.6 million oz.		5.0 million oz.
	Lead		23.7 million lbs.		40.2 million lbs.
	Zinc		73.6 million lbs.		78.4 million lbs.
Holt	Gold	$5,807	15,076 oz.	$4,234	11,461 oz.
Mulatos	Gold	$5,250	61,311 oz.	$3,571	43,223 oz.
Robinson		$4,668		$1,947
	Gold		11,603 oz.		7,193 oz.
	Copper		41.1 million lbs.		21.1 million lbs.
Canadian Malartic	Gold	$2,511	96,276 oz.	$1,534	54,141 oz.
Leeville	Gold	$2,154	69,754 oz.	$3,101	102,946 oz.
Cortez	Gold	$2,059	18,232 oz.	$2,657	23,609 oz.
Las Cruces	Copper	$2,031	38.3 million lbs.	$1,477	28.1 million lbs.
Wolverine		$1,982		$832
	Gold		3,203 oz.		294 oz.
	Silver		742,874 oz.		366,922 oz.
Dolores		$1,383		$1,669
	Gold		14,976 oz.		20,663 oz.
	Silver		854,739 oz.		887,007 oz.
Other(2)	Various	$14,872	N/A	$13,289	N/A
Total Royalty Revenue		$79,870		$68,842

(1)       Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended December 31, 2012 and 2011, as reported to us by the operators of the mines.

(2)       “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the quarter ended December 31, 2012, compared with the quarter ended December 31, 2011, resulted primarily from an increase in the average gold, silver and copper prices, production increases at Mulatos and Robinson, and the continued ramp-up at Andacollo, Peñasquito, Las Cruces, Holt, Canadian Malartic and Wolverine.  These increases were partially offset by decreases in production at Voisey’s Bay (copper) and Leeville.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

General and administrative expenses increased to $5.7 million for the quarter ended December 31, 2012, from $5.1 million for the quarter ended December 31, 2011.  The increase was primarily due to an increase in fees associated with tax consulting, tax preparation and general consulting services during the period.

Production taxes decreased to $2.2 million for the quarter ended December 31, 2012, from $2.9 million for the quarter ended December 31, 2011.  The decrease was primarily due to a decrease in the mining proceeds tax expense associated with our Voisey’s Bay royalty, which was due to decreased royalty revenue from the Voisey’s Bay royalty during the period.

Interest and other expense increased to $7.0 million for the quarter ended December 31, 2012, from $1.6 million for the quarter ended December 31, 2011.  The increase was primarily attributable to interest expense associated with our Convertible Senior Notes 2019 (“2019 Notes”) issued in June 2012.  Interest expense recognized on the 2019 Notes for the three months ended December 31, 2012, was $5.2 million and included the contractual coupon interest ($2.6 million), the accretion of the debt discount ($2.3 million) and amortization of the debt issuance costs ($0.3 million).

During the quarter ended December 31, 2012, we recognized income tax expense totaling $16.3 million compared with $14.1 million during the quarter ended December 31, 2011.  This resulted in an effective tax rate of 37.2% in the current period, compared with 36.7% in the quarter ended December 31, 2011.  The increase in the effective tax rate for the three months ended December 31, 2012, is primarily related to an increase in current year tax expense from changes in estimates of uncertain tax positions.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 13 to the notes to consolidated financial statements in the Company’s Fiscal 2012 10-K

Six Months Ended December 31, 2012, Compared to Six Months Ended December 31, 2011

For the six months ended December 31, 2012, we recorded net income attributable to Royal Gold stockholders of $52.0 million, or $0.84 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $45.9 million, or $0.83 per basic share and $0.82 per diluted share, for the six months ended December 31, 2011.  The increase in our earnings per share was primarily attributable to an increase in royalty revenue during the period, which is discussed below.  The increase in our earnings per share was partially offset due to an increase in interest expense associated with our 2019 Notes and the issuance of an aggregate of 9.25 million shares of common stock in two registered offerings during calendar 2012.

For the six months ended December 31, 2012, we recognized total royalty revenue of $157.7 million, at an average gold price of $1,686 per ounce, an average silver price of $31.24 per ounce, an average nickel price of $7.55 per pound and an average copper price of $3.54 per pound, compared to royalty revenue of $133.3 million, at an average gold price of $1,695 per ounce, an average silver price of $35.39 per ounce, an average nickel price of $9.16 per pound and an average copper price of $3.74 per pound for the six months ended December 31, 2011.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Six Months Ended December 31, 2012 and 2011

(In thousands, except reported production ozs. and lbs.)

		Six Months Ended		Six Months Ended
		December 31, 2012		December 31, 2011
		Royalty	Reported	Royalty	Reported
Royalty	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Andacollo	Gold	$42,831	33,953 oz.	$33,019	26,356 oz.
Peñasquito		$17,763		$12,133
	Gold		222,256 oz.		116,448 oz.
	Silver		12.0 million oz.		8.9 million oz.
	Lead		65.3 million lbs.		69.4 million lbs.
	Zinc		170.1 million lbs.		145.8 million lbs.
Voisey’s Bay		$16,609		$19,273
	Nickel		62.7 million lbs.		50.1 million lbs.
	Copper		74.9 million lbs.		94.6 million lbs.
Holt	Gold	$10,368	27,946 oz.	$7,828	20,858 oz.
Mulatos	Gold	$8,746	103,621 oz.	$5,969	72,699 oz.
Robinson		$8,422		$5,634
	Gold		20,675 oz.		16,165 oz.
	Copper		78.0 million lbs.		49.0 million lbs.
Cortez	Gold	$4,840	43,983 oz.	$7,763	66,465 oz.
Canadian Malartic	Gold	$4,652	188,013 oz.	$2,844	114,967 oz.
Las Cruces	Copper	$4,493	84.5 million lbs.	$2,788	51.9 million lbs.
Leeville	Gold	$4,220	137,779 oz.	$6,170	204,186 oz.
Wolverine		$3,268		$832
	Gold		4,403 oz.		- oz.
	Silver		1.2 million oz.		384,687 oz.
Dolores		$2,524		$3,094
	Gold		28,220 oz.		36,608 oz.
	Silver		1.6 million oz.		1.6 million oz.
Other(2)	Various	$28,996	N/A	$25,960	N/A
Total Royalty Revenue		$157,732		$133,307

(1)       Reported production relates to the amount of metal sales, subject to our royalty interests, for the six months ended December 31, 2012 and December 31, 2011, as reported to us by the operators of the mines.

(2)       “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the six months ended December 31, 2012, compared with the six months ended December 31, 2011, resulted primarily from production increases at Mulatos and Robinson and the continued ramp-up at Andacollo, Peñasquito, Las Cruces, Holt, Canadian Malartic and Wolverine.  These increases were partially offset by a decrease in the average gold, silver, copper and nickel prices and decreases in production at Voisey’s Bay (copper), Cortez and Leeville.   Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.

Depreciation, depletion and amortization increased to $42.6 million for the six months ended December 31, 2012, from $38.6 million for the six months ended December 31, 2011.  The increase was primarily attributable to the continued ramp-up at Andacollo, Peñasquito, Holt, and Las Cruces, which resulted in additional depletion expense of approximately $2.9 million during the period.  The increase was also attributable to production increases at Mulatos and Robinson, which resulted in additional depletion expense of approximately $1.0 million during the period.

Interest and other income decreased to $0.1 million for the six months ended December 31, 2012, from $3.3 million for the six months ended December 31, 2011.  The decrease was primarily due to a decrease in gains on distributions of restricted gold inventory attributable to non-controlling interest holders of approximately $3.2 million during the period.

Interest and other expense increased to $13.2 million for the six months ended December 31, 2012, from $3.4 million for the six months ended December 31, 2011.  The increase was primarily attributable to interest expense associated with our 2019 Notes issued in June 2012.  Interest expense recognized on the 2019 Notes for the six months ended December 31, 2012, was $10.3 million and included the contractual coupon interest ($5.3 million), the accretion of the debt discount ($4.4 million) and amortization of the debt issuance costs ($0.6 million).

During the six months ended December 31, 2012, we recognized income tax expense totaling $32.8 million compared with $26.4 million during the six months ended December 31, 2011.  This resulted in an effective tax rate of 38.3% in the current period, compared with 34.4% during the six months ended December 31, 2011.  The increase in the effective tax rate for the six months ended December 31, 2012 is primarily related to (i) an increase in tax expense recognized in certain foreign subsidiaries without a corresponding U.S. foreign tax credit benefit, (ii) an increase in current year tax expense from changes in estimates of uncertain positions, and (iii) the prior year decrease in tax expense from changes in estimates of uncertain tax positions.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 13 to the notes to consolidated financial statements in the Company’s Fiscal 2012 10-K.

Liquidity and Capital Resources

Overview

At December 31, 2012, we had current assets of $781.1 million compared to current liabilities of $18.6 million for a current ratio of 42 to 1.  This compares to current assets of $445.2 million and current liabilities of $15.2 million at June 30, 2012, resulting in a current ratio of approximately 29 to 1.  The increase in our current ratio and total current assets when compared to June 30, 2012, was primarily attributable to an increase in our cash and equivalents during the period due to our recent common stock offering as discussed below.

During the quarter ended December 31, 2012, liquidity needs were met from $79.9 million in royalty revenues and our available cash resources.  As of December 31, 2012, the Company had $350 million available and no amounts outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant under its revolving credit facility as of December 31, 2012.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

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

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2012 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Agreement

On January 21, 2013, Royal Gold entered into Amendment No. 2 to Fifth Amended and Restated Revolving Credit Agreement (the “Amendment”), which amends the Company’s existing Fifth Amended and Restated Revolving Credit Agreement, dated May 30, 2012 (as amended from time to time, the “Revolving Credit Agreement”), among Royal Gold, as the borrower, certain subsidiaries of Royal Gold, as guarantors, HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and ScotiaBank, as syndication agent and joint bookrunner.

The Amendment revises the Revolving Credit Agreement to, among other things, (i) remove the current ratio, interest coverage ratio and debt service coverage ratio financial covenants, (ii) add a financial covenant requiring the Company to maintain a secured debt ratio below a certain level, (iii) increase the amount of unsecured indebtedness the Company is permitted to incur subject to its pro forma compliance with a leverage ratio test and to allow certain prepayments, refinancing and replacement of such unsecured indebtedness, (iv) increase the interest rate for borrowings under the Revolving Credit Agreement when the leverage ratio exceeds 3.0 to 1.0, and (v) take certain acquisitions into account in determining compliance with financial covenants. Except as set forth in the Amendment, all other terms and conditions of the Revolving Credit Agreement remain in full force and effect.

Dividend Increase

On November 14, 2012, we announced an increase in our annual dividend for calendar 2013 from $0.60 to $0.80, payable on a quarterly basis of $0.20 per share. The newly declared dividend is 33% higher than the dividend paid during calendar 2012. The first quarter calendar 2013 dividend of $0.20 per share was paid on January 18, 2013, to shareholders of record at the close of business on January 4, 2013. The quarterly dividend of US$0.20 is also payable to holders of exchangeable shares of RG Exchangeco.

Common Stock Offering

On October 15, 2012, we sold 5,250,000 shares of our common stock, at a price of $90.00 per share, resulting in proceeds of $472.5 million before expenses. The Company has invested the proceeds from this offering in United States treasury bills or cash bank accounts and intends to use the net proceeds from the offering for the acquisition of additional royalty interests and for general corporate purposes.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $64.4 million for the six months ended December 31, 2012, compared to $75.4 million for the six months ended December 31, 2011. The decrease was primarily due to an increase in tax payments of approximately $22.7 million ($17.2 million of prepaid withholding taxes and $5.5 million of income taxes), a net payment of approximately $3.7 million for an additional royalty option on the KSM project, and an increase in interest payments made of approximately $2.5 million. These payment increases were partially offset by an increase in proceeds received from our royalty interests, net of production taxes, of approximately $20.0 million.

Investing Activities

Net cash used in investing activities totaled $215.0 million for the six months ended December 31, 2012, compared to cash used in investing activities of $143.5 million for the six months ended December 31,

2011. The increase in cash used in investing activities is primarily due to an increase in acquisitions of royalty interests in mineral properties (or Mt. Milligan funding) compared to the same period of the prior year.

Financing Activities

Net cash provided by financing activities totaled $455.8 million for the six months ended December 31, 2012, compared to cash provided by financing activities of $49.7 million for the six months ended December 31, 2011. The increase in cash provided by financing activities is primarily due to the sale of 5,250,000 shares of our common stock, resulting in proceeds of $472.5 million, during the current period. The increase is also attributable to a reduction in debt payments resulting from the Company having no amounts outstanding under its revolving credit facility during the six months ended December 31, 2012.

Recently Adopted Accounting Standards

Please refer to Note 1 of the notes to consolidated financial statements for a discussion on recently adopted accounting standards.

Critical Accounting Policies

Available-for-Sale-Securities

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value. Any temporary declines in fair value are recorded as a charge to other comprehensive income. If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary. Based on the Company’s analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three and six months ended December 31, 2012. The most significant available-for-sale security is the investment in Seabridge common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2012 10-K. The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

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

During the six month period ended December 31, 2012, we reported royalty revenues of $79.9 million, with an average gold price for the period of $1,686 per ounce, an average silver price of $31.24 per ounce, an average copper price of $3.54 per pound and an average nickel price of $7.55 per pound. Approximately 70% of our total recognized revenues for the six months ended December 31, 2012 were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A. For the six months ended December 31, 2012, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $11.9 million and $11.7 million, respectively.

Approximately 13% of our total recognized revenues for the six months ended December 31, 2012 were attributable to copper sales from our copper producing royalty interests. For the six months ended December 31, 2012, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $2.3 million.

Approximately 7% of our total recognized revenues for the six months ended December 31, 2012 were attributable to silver sales from our silver producing royalty interests. For the six months ended December 31, 2012, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $1.3 million.

Approximately 7% of our total recognized revenues for the six months ended December 31, 2012 were attributable to nickel sales from our nickel producing royalty interests. For the six months ended December 31, 2012, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.5 million.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2012, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s Bay royalty. There was no material development to this litigation during the three months ended December 31, 2012.

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

ROYAL GOLD, INC.

Date: January 31, 2013	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2013	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Intercreditor Agreement by and among RGLD Gold AG, Terrane Metals Corp. and Valiant Trust Company dated as of November 27, 2012.

10.2	Second Amending Agreement by and between RG Exchangeco Inc. and Seabridge Gold Inc. dated as of December 13, 2012.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.