Form 10-Q
period 2013-03-31
ROYAL GOLD INC
filed 2013-05-02
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

There were 64,374,956 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 24, 2013.  In addition, as of such date, there were 667,288 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	March 31,	June 30,
	2013	2012
ASSETS
Cash and equivalents	$673,103	$375,456
Royalty receivables	59,019	53,946
Income tax receivable	10,379	11,046
Prepaid expenses and other current assets	6,484	4,760
Total current assets	748,985	445,208

Royalty interests in mineral properties, net (Note 3)	2,104,043	1,890,988
Available-for-sale securities (Note 4)	14,154	15,015
Other assets	26,678	21,834
Total assets	$2,893,860	$2,373,045

LIABILITIES
Accounts payable	$2,446	$2,615
Dividends payable	13,009	8,947
Other current liabilities	6,188	3,647
Total current liabilities	21,643	15,209

Debt (Note 5)	299,961	293,248
Net deferred tax liabilities	172,209	178,716
Uncertain tax positions	20,172	19,469
Other long-term liabilities	2,016	2,974
Total liabilities	516,001	509,616

Commitments and contingencies (Note 12)

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 1 share issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 64,170,310 and 58,614,221 shares outstanding, respectively	642	586
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,139,361 and 1,007,823 redeemed shares, respectively	29,367	35,156
Additional paid-in capital	2,140,410	1,656,357
Accumulated other comprehensive (loss) income	(113)	(13,763)
Accumulated earnings	183,586	160,123
Total Royal Gold stockholders’ equity	2,353,892	1,838,459
Non-controlling interests	23,967	24,970
Total equity	2,377,859	1,863,429
Total liabilities and equity	$2,893,860	$2,373,045

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Royalty revenues	$74,166	$69,638	$231,898	$202,944

Costs and expenses
General and administrative	7,163	4,431	18,953	15,786
Production taxes	2,422	2,593	7,098	7,690
Depreciation, depletion and amortization	21,649	19,721	64,269	58,360
Restructuring on royalty interests in mineral properties	—	—	—	1,328
Total costs and expenses	31,234	26,745	90,320	83,164

Operating income	42,932	42,893	141,578	119,780

Loss on available-for-sale securities	(12,121)	—	(12,121)	—
Interest and other income	129	476	268	3,798
Interest and other expense	(5,757)	(1,552)	(18,914)	(4,939)
Income before income taxes	25,183	41,817	110,811	118,639

Income tax expense	(18,286)	(14,864)	(51,062)	(41,297)
Net income	6,897	26,953	59,749	77,342
Net income attributable to non-controlling interests	(433)	(954)	(1,299)	(5,438)
Net income attributable to Royal Gold stockholders	$6,464	$25,999	$58,450	$71,904

Net income	$6,897	$26,953	$59,749	$77,342
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	(71)	3,904	(67)	(8,357)
Realized loss on available-for-sale securities	10,246	—	13,716	—
Comprehensive income	17,072	30,857	73,398	68,985
Comprehensive income attributable to non-controlling interests	(433)	(954)	(1,299)	(5,438)
Comprehensive income attributable to Royal Gold stockholders	$16,639	$29,903	$72,099	$63,547

Net income per share available to Royal Gold common stockholders:

Basic earnings per share	$0.10	$0.44	$0.93	$1.27
Basic weighted average shares outstanding	64,837,598	58,953,216	62,723,061	56,486,455
Diluted earnings per share	$0.10	$0.44	$0.93	$1.26
Diluted weighted average shares outstanding	64,994,517	59,169,314	62,917,454	56,738,805
Cash dividends declared per common share	$0.20	$0.15	$0.55	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$59,749	$77,342
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	64,269	58,360
Loss on available-for-sale securities	12,121	—
Amortization of debt discount	6,713	—
Non-cash stock-based compensation expense	5,808	5,560
Restructuring on royalty interests in mineral properties	—	1,328
Gain on distribution to non-controlling interest	(162)	(3,725)
Tax benefit of stock-based compensation exercises	(1,214)	(3,317)
Deferred tax benefit	(5,832)	(714)
Changes in assets and liabilities:
Royalty receivables	(5,073)	(13,258)
Prepaid expenses and other assets	(4,223)	128
Accounts payable	(581)	(316)
Income tax payable (receivable)	(1,349)	3,161
Other liabilities	2,287	(1,647)
Net cash provided by operating activities	$132,513	$122,902

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(277,081)	(193,662)
Proceeds on sale of Inventory — restricted	237	5,514
Other	(55)	(157)
Net cash (used in) investing activities	$(276,899)	$(188,305)

Cash flows from financing activities:
Proceeds from the issuance of common stock	473,771	271,440
Borrowing from credit facility	—	100,000
Repayment of debt	—	(211,700)
Common stock dividends	(30,925)	(20,554)
Distribution to non-controlling interests	(2,027)	(7,917)
Tax benefit of stock-based compensation exercises	1,214	3,317
Net cash provided by financing activities	$442,033	$134,586
Net increase in cash and equivalents	297,647	69,183
Cash and equivalents at beginning of period	375,456	114,155
Cash and equivalents at end of period	$673,103	$183,338

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and nine months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission on August 9, 2012 (“Fiscal 2012 10-K”).

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends the Comprehensive Income Topic of the Accounting Standards Codification.  The updated standard requires the presentation of information out of accumulated other comprehensive income.  ASU No. 2013-2 is effective for the Company’s fiscal year beginning July 1, 2013.  The Company does not expect that the adoption of ASU No. 2013-2 will have a significant impact on our consolidated financial position or results of operations.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2013, the Company has paid $731.6 million of the aggregate pre-production commitment of $781.5 million.  The remaining scheduled quarterly payments include $37 million due June 1, 2013 and $12.9 million due September 1, 2013.  Royal Gold’s obligation to make these quarterly payments is subject to the satisfaction of certain conditions included in the Milligan III Acquisition (including that the aggregate amount of historical payments made by Royal Gold plus the applicable quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the applicable quarterly payment).  In the event that a quarterly payment is postponed as a result of the failure by Thompson Creek to satisfy a condition precedent, all subsequent quarterly payments will be adjusted forward one full calendar quarter until such time as all conditions precedent have been satisfied for the next scheduled quarterly payment.

The Milligan III Acquisition has been accounted for as an asset acquisition.  The $75 million paid on August 15, 2012, and the scheduled payments of $45 million, $95 million and $62 million paid on September 3, 2012, December 3, 2012, and March 1, 2013, respectively, plus direct transaction costs, have been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

3.                                      ROYALTY INTERESTS IN MINERAL PROPERTIES

The following summarizes the Company’s royalty interests in mineral properties as of March 31, 2013 and June 30, 2012.

As of March 31, 2013 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(40,571)	$232,427
Voisey’s Bay	150,138	(47,761)	102,377
Peñasquito	99,172	(11,599)	87,573
Las Cruces	57,230	(10,710)	46,520
Mulatos	48,092	(23,080)	25,012
Wolverine	45,158	(6,346)	38,812
Dolores	44,878	(7,505)	37,373
Canadian Malartic	38,800	(5,688)	33,112
Holt	34,612	(5,679)	28,933
Gwalia Deeps	31,070	(6,219)	24,851
Inata	24,871	(8,636)	16,235
Leeville	18,322	(15,397)	2,925
Robinson	17,825	(10,806)	7,019
Cortez	10,630	(9,705)	925
Other	211,246	(121,015)	90,231
	1,105,042	(330,717)	774,325

Development stage royalty interests:
Mt. Milligan	733,044	—	733,044
Pascua-Lama	372,105	—	372,105
Other	47,145	—	47,145
	1,152,294	—	1,152,294

Exploration stage royalty interests	177,424	—	177,424
Total royalty interests in mineral properties	$2,434,760	$(330,717)	$2,104,043

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2012 (Amounts in thousands):	Cost	Restructuring	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$—	$(27,345)	$245,653
Voisey’s Bay	150,138	—	(33,192)	116,946
Peñasquito	99,172	—	(9,075)	90,097
Las Cruces	57,230	—	(6,499)	50,731
Mulatos	48,092	—	(18,721)	29,371
Wolverine	45,158	—	(1,625)	43,533
Dolores	44,878	—	(6,021)	38,857
Canadian Malartic	38,800	—	(3,292)	35,508
Gwalia Deeps	28,119	—	(4,398)	23,721
Holt	25,428	—	(2,980)	22,448
Inata	24,871	—	(7,320)	17,551
Leeville	18,322	—	(14,436)	3,886
Robinson	17,825	—	(9,872)	7,953
Cortez	10,630	—	(9,673)	957
Other	208,463	—	(112,105)	96,358
	1,090,124	—	(266,554)	823,570

Development stage royalty interests:
Mt. Milligan	455,943	—	—	455,943
Pascua-Lama	372,105	—	—	372,105
Other	40,022	(1,328)	—	38,694
	868,070	(1,328)	—	866,742

Exploration stage royalty interests	200,676	—	—	200,676
Total royalty interests in mineral properties	$2,158,870	$(1,328)	$(266,554)	$1,890,988

4.                                      AVAILABLE FOR SALE SECURITIES

The Company’s available for sale securities as of March 31, 2013 and June 30, 2012 consists of the following (amounts in thousands):

	As of March 31, 2013
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$14,064	—	—	$14,064
Other	203	—	(113)	90
	$14,267	$—	$(113)	$14,154

	As of June 30, 2012
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge Gold, Inc.	$28,574	—	(13,716)	$14,858
Other	203	—	(46)	$157
	$28,777	$—	$(13,762)	$15,015

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers.  If such impairment is determined by the Company to be other-than-temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other-than-temporary.  The new cost basis is not changed for subsequent recoveries in fair value.

The most significant available-for-sale security is the investment in Seabridge common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2012 10-K.  During quarter ended March 31, 2013, the Company corrected the original cost basis of the shares, which was overstated by $2.4 million.  Based on the Company’s quarterly analysis, including the severity of the market decline in Seabridge common stock during the quarter ended March 31, 2013, the Company determined that the impairment of its investment in Seabridge common stock is other-than-temporary as of March 31, 2013.  As a result of the impairment, the Company recognized a loss on available-for-sale securities of $12.1 million during the three months ended March 31, 2013.  There were no impairments recognized on our available-for-sale securities during our fiscal year ended June 30, 2012.  The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.                                      DEBT

The Company’s non-current debt as of March 31, 2013 and June 30, 2012 consists of the following:

	As of	As of
	March 31, 2013	June 30, 2012
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$299,961	$293,248
Total debt	$299,961	$293,248

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and nine months ended March 31, 2013, was $5.2 million and $15.5 million, respectively, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $350 million revolving credit facility.  As of March 31, 2013, the Company had no amounts outstanding under the revolving credit facility.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Amendment revised the Revolving Credit Agreement to, among other things, (i) remove the current ratio, interest coverage ratio and debt service coverage ratio financial covenants, (ii) add a financial covenant requiring the Company to maintain a secured debt ratio below a certain level, (iii) increase the amount of unsecured indebtedness the Company is permitted to incur subject to its pro forma compliance with a leverage ratio test and to allow certain prepayments, refinancing and replacement of such unsecured indebtedness, (iv) increase the interest rate for borrowings under the Revolving Credit Agreement when the leverage ratio exceeds 3.0 to 1.0, and (v) take certain acquisitions into account in determining compliance with financial covenants.  Except as set forth in the Amendment, all other terms and conditions of the Revolving Credit Agreement remain in full force and effect.  At March 31, 2013, the Company was in compliance with each financial covenant.

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

7.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$113	$111	$370	$349
Stock appreciation rights	378	297	1,196	921
Restricted stock	613	572	2,392	2,223
Performance stock	805	514	1,850	2,067
Total stock-based compensation expense	$1,909	$1,494	$5,808	$5,560

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

As of March 31, 2013, there was $0.6 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2013, there was $1.7 million of unrecognized compensation expense related to non-vested stock-settled stock appreciation rights, which is expected to be recognized over a weighted-average period of 1.7 years.

The restricted stock awards granted to officers and certain employees during the nine months ended March 31, 2013, vest over a three year period beginning after a two-year holding period from the date of grant, with one-third of the shares vesting after years three, four and five, respectively.  As of March 31, 2013, there was $5.8 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 3.4 years.

As of March 31, 2013, there was $3.5 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average vesting period of 1.5 years.

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(in thousands, except share data)		(in thousands, except share data)
Net income available to Royal Gold common stockholders	$6,464	$25,999	$58,450	$71,904
Weighted-average shares for basic EPS	64,837,598	58,953,216	62,723,061	56,486,455
Effect of other dilutive securities	156,919	216,098	194,393	252,350
Weighted-average shares for diluted EPS	64,994,517	59,169,314	62,917,454	56,738,805

Basic earnings per share	$0.10	$0.44	$0.93	$1.27

Diluted earnings per share	$0.10	$0.44	$0.93	$1.26

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.       INCOME TAXES

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax expense	$18,286	$14,864	$51,062	$41,297
Effective tax rate	72.6%	35.6%	46.1%	34.8%

The increase in the effective tax rate for the three months ended March 31, 2013, is primarily related to (i) the recognized loss on available-for-sale securities (Note 4), (ii) an increase in tax expense relating to an increase in foreign currency exchange gains, and (iii) a reduction in foreign tax credits claimed.  The increase in tax expense for the three months ended March 31, 2013, is partially offset by a decrease in tax expense related to changes in estimates for uncertain tax positions as well as a decrease in tax expense related to earnings from non-U.S. subsidiaries. The recognized loss on available-for-sale securities resulted in an increase in our effective tax rate of 20.3% and 3.6% for the three and nine months ended, March 31, 2013, respectively, due to the recording of a valuation allowance on a deferred tax asset.  The increase in the effective tax rate for the nine months ended March 31, 2013, is primarily related to (i) the recognized loss on available-for-sale securities, (ii) an increase in tax expense related to changes in estimates for uncertain tax positions, and (iii) a reduction in foreign tax credits claimed.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2008.

As a result of the filing of our U.S. consolidated tax return during the quarter ended March 31, 2013, we recorded $3.1 million of income tax expense resulting from an error identified as part of the annual provision-to-return true-up process. In accordance with applicable U.S. GAAP, management quantitatively and qualitatively evaluated the materiality of the error and determined the error to be immaterial to our Fiscal 2012 10-K.

As of March 31, 2013 and June 30, 2012, the Company had $20.2 million and $19.5 million of total gross unrecognized tax benefits, respectively.  The increase in gross unrecognized tax benefits was primarily related to tax positions of International Royalty Corporation entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  If recognized, these unrecognized tax benefits would have a positive impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.  At March 31, 2013 and June 30, 2012, the amount of accrued income-tax-related interest and penalties was $3.8 million and $2.8 million, respectively.

During the quarter ended December 31, 2012, the Company made a foreign withholding tax payment of approximately $17.2 million.  During the quarter ended March 31, 2013, the Company recovered approximately $8.5 million of the foreign withholding tax payment, and we expect to recover the remaining payment within the next twelve months. As of March 31, 2013, $8.7 million is recorded within Income tax receivable on our consolidated balance sheets.

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

					Royalty Interests in
	Royalty Revenue				Mineral Property, net
	Three Months Ended March 31,		Nine Months Ended March 31,		As of March 31,	As of June 30,
	2013	2012	2013	2012	2013	2012
Chile	32%	25%	29%	25%	31%	35%
Canada	26%	25%	24%	24%	51%	43%
Mexico	17%	23%	19%	20%	8%	9%
United States	15%	15%	17%	18%	4%	5%
Australia	3%	5%	3%	5%	3%	3%
Africa	3%	4%	3%	4%	1%	1%
Other	4%	3%	5%	4%	2%	4%

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	At March 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$500,000	$500,000	$500,000	$—	$—
Money market investments(1)	$183	$183	$183	$—	$—
Marketable equity securities(2)	$14,154	$14,154	$14,154	$—	$—
Total assets		$514,337	$514,337	$—	$—

Liabilities (In thousands):
Debt(3)	$370,000	$391,738	$391,738	$—	$—
Total liabilities		$391,738	$391,738	$—	$—

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

As of March 31, 2013, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the nine months ended March 31, 2013.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.          COMMITMENTS AND CONTINGENCIES

Mt. Milligan Gold Stream Acquisition

Refer to Note 2 for discussion on the Company’s commitment to Thompson Creek as part of the Mt. Milligan gold stream acquisitions.

Tulsequah Chief Gold and Silver Stream Acquisition

As of March 31, 2013, the Company has a remaining commitment of $50 million as part of its Tulsequah Chief gold and silver stream acquisition in December 2011.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

CVP receives its royalty from the Cortez Joint Venture in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 12,864 and 12,581 ounces of gold as of March 31, 2013 and June 30, 2012, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $8.0 million and $7.4 million as of March 31, 2013 and June 30, 2012, respectively, while the fair value of such ounces was approximately $20.6 million and $20.1 million as of March 31, 2013 and June 30, 2012, respectively.  None of the gold currently held in inventory as of March 31, 2013 and June 30, 2012, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

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

As of March 31, 2013, the Company owned royalty interests on 36 producing properties, 23 development stage properties and 146 exploration stage properties, of which the Company considers 48 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or mining, processing or other operating costs on the properties in which we hold royalty interests.  During the three months ended March 31, 2013, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

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

For the three and nine months ended March 31, 2013 and 2012, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Three months ended				Nine months ended
	March 31, 2013		March 31, 2012		March 31, 2013		March 31, 2012
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,632	73%	$1,691	64%	$1,668	71%	$1,694	67%
Silver ($/ounce)	$30.11	6%	$32.63	8%	$30.87	7%	$34.47	7%
Copper ($/pound)	$3.60	8%	$3.77	8%	$3.56	11%	$3.75	11%
Nickel ($/pound)	$7.85	10%	$8.91	14%	$7.65	8%	$9.08	11%
Other	N/A	3%	N/A	6%	N/A	3%	N/A	4%

Principal Royalty Interests

Our principal producing and development royalty interests are listed alphabetically in the following tables.  The Company considers both historical and future potential revenues in determining which royalty interests in our portfolio are principal to our business.  Estimated future potential revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalty interests are no longer principal to our business.

Please refer to our Fiscal 2012 10-K for further discussion of our principal producing and development royalty interests.

Principal Producing Properties

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

(1)       There have been approximately 151,000 cumulative payable ounces produced as of March 31, 2013.

(2)       The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 1.1 million cumulative ounces of gold have been produced as of March 31, 2013.

Principal Development Properties

Royalty or similar interests
Mine	Location	Operator	(Gold unless otherwise stated)
Mt. Milligan	British Columbia, Canada	Thompson Creek Metals Inc. (“Thompson Creek”)	52.25% of the payable gold
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty Interest for Calendar 2012

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2013.  The following table shows such production estimates for our principal producing properties for calendar 2013 as well as the actual production reported to us by the various operators through March 31, 2013.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Recent Developments, Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Production Estimate by Royalty Interest for Calendar 2013 and Reported Production

Principal Producing Properties

For the period January 1, 2013 through March 31, 2013

	Calendar 2013 Operator’s Production Estimate(1)			Reported Production through March 31, 2013(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	63,000	—	—	18,966	—	—
Canadian Malartic	485,000-510,000	—	—	88,053	—	—
Cortez GSR1	48,000	—	—	16,041	—	—
Cortez GSR2	16,000	—	—	—	—	—
Cortez GSR3	64,000	—	—	16,041	—	—
Cortez NVR1	53,000	—	—	11,236	—	—
Dolores	63,500-68,000	3.3-3.5 million	—	12,304	0.7 million	—
Holt	52,000-58,000	—	—	14,950	—	—
Las Cruces
Copper	—	—	151-159 million	—	—	38.3 million
Leeville	228,000	—	—	56,697	—	—
Mulatos	180,000-200,000	—	—	59,489	—	—
Peñasquito	360,000-400,000	20-21 million		68,214	3.9 million
Lead			145-160 million			24.2 million
Zinc			285-305 million			50.4 million
Robinson(3)	N/A	—		10,036	—
Copper			N/A			24.8 million
Voisey’s Bay(3)
Copper			N/A			15.6 million
Nickel			N/A			44.7 million
Wolverine(3)	N/A	N/A		4,063	0.9 million

(1)             There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2012 10-K for information regarding factors that could affect actual results.

(2)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2013 through March 31, 2013, as reported to us by the operators of the mines.

(3)             The Company did not receive calendar 2013 production guidance from the operator.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.  Reported production, as used below, relates to the amount of metal sales subject to our royalty interests, as reported to us by the operators of the mines.

Andacollo

Reported production at Andacollo increased approximately 44% during the quarter ended March 31, 2013, when compared to the quarter ended March 31, 2012, primarily due to increased mill throughput as a result of the recently installed crushing circuit and the planned mining of higher grade ore. Over the last few quarters, Andacollo has established steady state operations.

Cortez

Reported production at Cortez decreased approximately 31% during the quarter ended March 31, 2013, when compared to the quarter ended March 31, 2012, as Barrick continues to prioritize production from their higher grade Cortez Hills operation that is not covered by our royalty interest.  The Company expects production to remain at these lower levels until Barrick returns to steady state mining at the Pipeline Complex.

Holt

Reported production at Holt increased approximately 69% during the quarter ended March 31, 2013, when compared to the quarter ended March 31, 2012.  St Andrews reported that construction of the new ore pass was completed early in the first quarter of calendar 2013 and has resulted in operational improvements and increased production activity at Holt.

Mt. Milligan

Thompson Creek reported that as of December 31, 2012, overall construction progress on the Mt. Milligan project was estimated at 81%. Thompson Creek also reported that the overall project remains on schedule, with initial production to commence in the third quarter of calendar 2013, followed by commercial production expected in the fourth calendar quarter of 2013.

Mulatos

Reported production at Mulatos increased approximately 18% during the quarter ended March 31, 2013, when compared to the quarter ended March 31, 2012.  Alamos reported that the increase in reported production was primarily attributable to higher crusher throughput.  Crusher throughput in the first quarter of calendar 2013 averaged 17,900 tonnes per day, 29% higher than the first quarter of calendar 2012.  In addition, Alamos reported that first quarter of calendar 2013 production benefited from a full quarter of production from the Escondida high-grade zone that was not in production in the prior year.

Pascua-Lama

As of March 31, 2013, Barrick reported it had spent approximately $4.8 billion on the construction of the Pascua-Lama project.  About 70% of the structural steel was erected for the process plant facility, 65% of concrete has been poured, 55% of earthworks was completed, and the ore conveyance tunnel was approximately 80% complete.

During the fourth quarter of calendar 2012, Barrick reported that pre-stripping activities in Chile were halted to address increased dust in the open pit area and that the project has since strengthened dust mitigation and control measures.  In addition, regulatory restrictions have also been placed on the project due to the need to repair and improve certain aspects of the water management system in Chile.  Completion of measures to address these aspects is targeted for the first quarter of calendar 2014.

Subsequently, Barrick suspended construction work on the Chilean side of the project in April in response to a preliminary injunction issued by a Chilean court.  The action alleges non-compliance with the environmental requirements of the project’s Chilean environmental approval.  Construction activities in Argentina, where the majority of the project’s critical infrastructure is located, including the process plant and tailings storage facility, were not affected.

Given these pending regulatory and legal issues, Barrick stated on April 24, 2013, that they were unable to fully assess the impact on the capital budget, operating costs and schedule of the project.

Peñasquito

Reported production for all metals at Peñasquito decreased during the quarter ended March 31, 2013, when compared to the quarter ended March 31, 2012.  Goldcorp’s annual guidance for Peñasquito anticipated lower production in the first half of calendar 2012 as the mine moves from a lower grade portion of the pit to higher grade ore.  Goldcorp also reported that ongoing studies to develop a long-term water strategy continues to progress and that they have identified a new water source within their current permitted basin that has the potential to supply sufficient water to continue the plant ramp-up to full design capacity.  Goldcorp noted that current water availability is expected to be sufficient to achieve calendar 2013 production guidance of 360,000 to 400,000 ounces of gold.

Voisey’s Bay

Vale reported that production decreased during the quarter due primarily to feed availability as a result of a crusher failure and a severe snow storm that delayed haulage from the mine.  In late March 2013, the Government of Newfoundland and Labrador, announced amendments to their Voisey’s Bay Development Agreement including a commitment from Vale to pursue underground mining to extend the mine life.  The agreement also allows Vale to continue processing concentrate outside of the province while construction is being finalized at the Long Harbour processing plant.

Wolverine

Reported production at Wolverine increased significantly during the quarter ended March 31, 2013, when compared to the quarter ended March 31, 2012.  Yukon Zinc reported that process circuit modifications and the integration of new equipment have enabled production improvements.

Results of Operations

Quarter Ended March 31, 2013, Compared to Quarter Ended March 31, 2012

For the quarter ended March 31, 2013, we recorded net income attributable to Royal Gold stockholders of $6.5 million, or $0.10 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $26.0 million, or $0.44 per basic and diluted share, for the quarter ended March 31, 2012. The decrease in our net income attributable to Royal Gold stockholders was principally attributable to an other-than-temporary impairment loss recognized on our available-for-sale securities, as discussed further below.  The decrease in our earnings per share was also attributable to an increase in interest expense associated with our 2.875% convertible senior notes due 2019 (“2019 Notes”), as discussed below.  This decrease was partially offset by an increase in royalty revenue, which is also discussed further below.

For the quarter ended March 31, 2013, we recognized total royalty revenue of $74.2 million, at an average gold price of $1,632 per ounce, an average silver price of $30.11 per ounce, an average nickel price of $7.85 per pound and an average copper price of $3.60 per pound, compared to royalty revenue of $69.6 million, at an average gold price of $1,691 per ounce, an average silver price of $32.63 per ounce, an average nickel price of $8.91 per pound and an average copper price of $3.77 per pound for the quarter ended March 31, 2012.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Quarter Ended March 31, 2013 and 2012

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)		Royalty Revenue	Reported Production(1)
Andacollo	Gold	$23,112	18,966	oz.	$16,782	13,174	oz.
Voisey’s Bay		$9,204			$10,726
	Nickel		44.7 million	lbs.		50.9 million	lbs.
	Copper		15.6 million	lbs.		9.7 million	lbs.
Peñasquito		$5,366			$9,156
	Gold		68,214	oz.		87,517	oz.
	Silver		3.9 million	oz.		6.6 million	oz.
	Lead		24.2 million	lbs.		52.4 million	lbs.
	Zinc		50.4 million	lbs.		75.9 million	lbs.
Holt	Gold	$5,167	14,950	oz.	$3,281	8,839	oz.
Mulatos	Gold	$4,790	59,489	oz.	$4,230	50,493	oz.
Robinson		$2,739			$2,607
	Gold		10,036	oz.		5,673	oz.
	Copper		24.8 million	lbs.		23.8 million	lbs.
Wolverine		$2,279			$847
	Gold		4,063	oz.		393	oz.
	Silver		0.9 million	oz.		0.3 million	oz.
Cortez	Gold	$2,110	16,041	oz.	$2,595	23,362	oz.
Las Cruces	Copper	$2,067	38.3 million	lbs.	$1,706	29.9 million	lbs.
Canadian Malartic	Gold	$2,000	88,053	oz.	$2,352	90,845	oz.
Leeville	Gold	$1,719	56,697	oz.	$1,956	64,291	oz.
Dolores		$1,050			$1,352
	Gold		12,304	oz.		14,510	oz.
	Silver		0.7 million	oz.		0.9 million	oz.
Other(2)	Various	$12,563	N/A		$12,048	N/A
Total Royalty Revenue		$74,166			$69,638

(1)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended March 31, 2013 and 2012, as reported to us by the operators of the mines.

(2)             “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the quarter ended March 31, 2013, compared with the quarter ended March 31, 2012, resulted primarily from production increases at Andacollo and Holt, and the continued ramp-up at Wolverine.  These increases were partially offset by production decreases at Peñasquito and Voisey’s Bay (nickel), and a decrease in the average gold, silver, copper and nickel prices.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

General and administrative expenses increased to $7.2 million for the quarter ended March 31, 2013, from $4.4 million for the quarter ended March 31, 2012.  The increase was primarily due to an increase in legal fees, tax consulting and general consulting fees associated with business development activities during the period.

Depreciation, depletion and amortization increased to $21.6 million for the three months ended March 31, 2013, from $19.7 million for the three months ended March 31, 2012.  The increase was primarily attributable to production increases at Andacollo and Holt, which resulted in additional depletion expense of approximately $1.7 million during the period.  The increase was also attributable to the continued ramp-up at Wolverine, which resulted in additional depletion expense of approximately $1.7 million during the period.  These increases were partially offset by production decreases at Peñasquito and Voisey’s Bay (nickel), which resulted in a decrease in depletion expense of $0.8 million during the period.

During the quarter ended March 31, 2013, the Company recognized a $12.1 million loss on available-for-sale securities related to an other-than-temporary impairment on its investment in Seabridge Gold Inc. (“Seabridge”) common stock.  The effect of the recognized loss, net of tax, during the quarter ended March 31, 2013, was $0.17 per basic share.  Refer to Note 4 of the notes to consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on the other-than-temporary impairment loss.

Interest and other expense increased to $5.8 million for the quarter ended March 31, 2013, from $1.6 million for the quarter ended March 31, 2012.  The increase was primarily attributable to interest expense associated with our 2019 Notes issued in June 2012.  Interest expense recognized on the 2019 Notes for the three months ended March 31, 2013, was $5.2 million and included the contractual coupon interest ($2.6 million), the accretion of the debt discount ($2.3 million) and amortization of the debt issuance costs ($0.3 million).  There were no interest payments made on our 2019 Notes during the three months ended March 31, 2013.  The Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year.

During the quarter ended March 31, 2013, we recognized income tax expense totaling $18.3 million compared with $14.9 million during the quarter ended March 31, 2012.  This resulted in an effective tax rate of 72.6% in the current period, compared with 35.6% in the quarter ended March 31, 2012.  The increase in the effective rate for the three months ended March 31, 2013, is primarily related to (i) the recording of a valuation allowance on the deferred tax asset that was generated as a result of the recognized loss on available-for-sale securities, (ii) an increase in tax expense relating to an increase in foreign currency exchange gains, and (iii) a reduction in foreign tax credits claimed.  The increase in the effective tax rate for the three months ended March 31, 2013, was partially offset by a decrease in income tax expense related to changes in estimates for uncertain tax positions as well as a decrease in income tax expense related to earnings from non-U.S. subsidiaries.  Excluding the recognized loss on available-for-sale securities, the effective tax rate for the three months ended March 31, 2013, would have been 52.3%.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 13 to the notes to consolidated financial statements in the Company’s Fiscal 2012 10-K.

Nine Months Ended March 31, 2013, Compared to Nine Months Ended March 31, 2012

For the nine months ended March 31, 2013, we recorded net income attributable to Royal Gold stockholders of $58.5 million, or $0.93 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $71.9 million, or $1.27 per basic share and $1.26 per diluted share, for the nine months ended March 31, 2012.  The decrease in our earnings per share was principally attributable to an other-than-temporary impairment loss recognized on our available-for-sale securities, which is discussed below.  The decrease in our earnings per share was also attributable to an increase in interest expense associated with our 2019 Notes and the issuance of of 5.25 million shares of common stock in October 2012 as part of a registered offering.  The decrease in our earnings per share was partially offset by an increase in royalty revenue during the period, which is discussed below.

For the nine months ended March 31, 2013, we recognized total royalty revenue of $231.9 million, at an average gold price of $1,668 per ounce, an average silver price of $30.87 per ounce, an average nickel price of $7.65 per pound and an average copper price of $3.56 per pound, compared to royalty revenue of $202.9 million, at an average gold price of $1,694 per ounce, an average silver price of $34.47 per ounce, an average nickel price of $9.08 per pound and an average copper price of $3.75 per pound for the nine months ended March 31, 2012.  Royalty revenue and the corresponding production, attributable to our royalty interests, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 is as follows:

Royalty Revenue and Production Subject to Our Royalty Interests

Nine Months Ended March 31, 2013 and 2012

(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended March 31, 2013			Nine Months Ended March 31, 2012
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)		Royalty Revenue	Reported Production(1)
Andacollo	Gold	$65,942	52,919	oz.	$49,800	39,530	oz.
Voisey’s Bay		$25,813			$29,999
	Nickel		107.4 million	lbs.		101.0 million	lbs.
	Copper		90.5 million	lbs.		104.3 million	lbs.
Peñasquito		$23,129			$21,289
	Gold		290,470	oz.		203,964	oz.
	Silver		15.9 million	oz.		15.5 million	oz.
	Lead		89.5 million	lbs.		121.8 million	lbs.
	Zinc		220.6 million	lbs.		221.8 million	lbs.
Holt	Gold	$15,535	42,896	oz.	$11,108	29,697	oz.
Mulatos	Gold	$13,536	163,110	oz.	$10,199	123,192	oz.
Robinson		$11,161			$8,240
	Gold		30,711	oz.		21,838	oz.
	Copper		102.8 million	lbs.		72.8 million	lbs.
Cortez	Gold	$6,950	60,024	oz.	$10,358	89,827	oz.
Canadian Malartic	Gold	$6,652	276,067	oz.	$5,196	205,812	oz.
Las Cruces	Copper	$6,560	122.8 million	lbs.	$4,494	81.8 million	lbs.
Leeville	Gold	$5,939	194,476	oz.	$8,127	268,477	oz.
Wolverine		$5,547			$1,680
	Gold		8,466	oz.		454	oz.
	Silver		2.1 million	oz.		0.7 million	oz.
Dolores		$3,573			$4,447
	Gold		40,523	oz.		51,118	oz.
	Silver		2.3 million	oz.		2.4 million	oz.
Other(2)	Various	$41,561	N/A		$38,007	N/A
Total Royalty Revenue		$231,898			$202,944

(1)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the nine months ended March 31, 2013 and 2012, as reported to us by the operators of the mines.

(2)             “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total royalty revenue for either period.

The increase in royalty revenue for the nine months ended March 31, 2013, compared with the nine months ended March 31, 2012, resulted primarily from production increases at Andacollo, Holt, Mulatos and Robinson and the continued ramp-up at Canadian Malartic and Wolverine.  These increases were partially offset by a decrease in the average gold, silver, copper and nickel prices and decreases in production at Voisey’s Bay (copper), Cortez and Leeville. Please refer to “Recent Developments, Property Developments” earlier within this MD&A for a further discussion on recent developments regarding properties covered by certain of our royalty interests.

General and administrative expenses increased to $19.0 million for the nine months ended March 31, 2013, from $15.8 million for the nine months ended March 31, 2012.  The increase was primarily due to an increase in legal fees, tax consulting and general consulting fees associated with business development activities during the period.

Depreciation, depletion and amortization increased to $64.3 million for the nine months ended March 31, 2013, from $58.4 million for the nine months ended March 31, 2012.  The increase was primarily attributable to production increases at Andacollo, Holt and Mulatos, which resulted in additional depletion expense of approximately $4.1 million during the period.  The increase was also attributable to the continued ramp-up at Wolverine, which resulted in additional depletion expense of approximately $4.1 million during the period.  These increases were partially offset by production decreases at Voisey’s Bay (copper) and Leeville, which resulted in a decrease in depletion expense of $0.4 million during the period.

During the quarter ended March 31, 2013, the Company recognized a $12.1 million loss on available-for-sale securities related to an other-than-temporary impairment on its investment in Seabridge common stock.  The effect of the recognized loss, net of tax, during the nine months ended March 31, 2013, was $0.17 per basic share.  Refer to Note 4 of the notes to consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on the other-than-temporary impairment loss.

Interest and other income decreased to $0.3 million for the nine months ended March 31, 2013, from $3.8 million for the nine months ended March 31, 2012.  The decrease was primarily due to a decrease in gains on distributions of restricted gold inventory attributable to non-controlling interest holders of approximately $3.6 million during the period.

Interest and other expense increased to $18.9 million for the nine months ended March 31, 2013, from $4.9 million for the nine months ended March 31, 2012.  The increase was primarily attributable to interest expense associated with our 2019 Notes issued in June 2012.  Interest expense recognized on the 2019 Notes for the nine months ended March 31, 2013, was $15.5 million and included the contractual coupon interest ($7.9 million), the accretion of the debt discount ($6.7 million) and amortization of the debt issuance costs ($0.8 million).  During the nine months ended March 31, 2013, the Company made $5.2 million in interest payments on our 2019 Notes.  The Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year.

During the nine months ended March 31, 2013, we recognized income tax expense totaling $51.1 million compared with $41.3 million during the nine months ended March 31, 2012.  This resulted in an effective tax rate of 46.1% in the current period, compared with 34.8% during the nine months ended March 31, 2012.  The increase in the effective tax rate for the nine months ended March 31, 2013, is primarily related to (i) the recognized loss on available-for-sale securities during the period, (ii) an increase in income tax expense related to changes in estimates for uncertain tax positions, and (iii) a reduction in foreign tax credits claimed.  Excluding the recognized loss on available-for-sale securities, the effective tax rate for the nine months ended March 31, 2013, would have been 42.5%.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 13 to the notes to consolidated financial statements in the Company’s Fiscal 2012 10-K.

Liquidity and Capital Resources

Overview

At March 31, 2013, we had current assets of $749.0 million compared to current liabilities of $21.6 million for a current ratio of 35 to 1.  This compares to current assets of $445.2 million and current liabilities of $15.2 million at June 30, 2012, resulting in a current ratio of approximately 29 to 1.  The increase in our current ratio and total current assets when compared to June 30, 2012, was primarily attributable to an increase in our cash and equivalents during the period due to our recent common stock offering as discussed below.

During the quarter ended March 31, 2013, liquidity needs were met from $74.2 million in royalty revenues and our available cash resources.  As of March 31, 2013, the Company had $350 million available and no amounts outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant under its revolving credit facility as of March 31, 2013.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs, exploration costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of royalty interests, including the remaining commitments incurred in connection with the Mt. Milligan and Tulsequah Chief acquisitions.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

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

The Amendment revised the Revolving Credit Agreement to, among other things, (i) remove the current ratio, interest coverage ratio and debt service coverage ratio financial covenants, (ii) add a financial covenant requiring the Company to maintain a secured debt ratio below a certain level, (iii) increase the amount of unsecured indebtedness the Company is permitted to incur subject to its pro forma compliance with a leverage ratio test and to allow certain prepayments, refinancing and replacement of such unsecured indebtedness, (iv) increase the interest rate for borrowings under the Revolving Credit Agreement when the leverage ratio exceeds 3.0 to 1.0 and (v) take certain acquisitions into account in determining compliance with financial covenants.  Except as set forth in the Amendment, all other terms and conditions of the Revolving Credit Agreement remain in full force and effect.

Dividend Increase

On November 14, 2012, we announced an increase in our annual dividend for calendar 2013 from $0.60 to $0.80, payable on a quarterly basis of $0.20 per share.  The newly declared dividend is 33% higher than the dividend paid during calendar 2012.  The first quarter calendar 2013 dividend of $0.20 per share was paid on January 18, 2013, to shareholders of record at the close of business on January 4, 2013.  The quarterly dividend of US$0.20 is also payable to holders of exchangeable shares of RG Exchangeco Inc.

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

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $132.5 million for the nine months ended March 31, 2013, compared to $122.9 million for the nine months ended March 31, 2012.  The increase was primarily due to an increase in proceeds received from our royalty interests, net of production taxes, of approximately $32.8 million.  The increase was partially offset by an increase in tax payments of approximately $10.5 million, a net payment of approximately $3.7 million for an additional royalty option on Seabridge’s Kerr-Sulphurets-Mitchell project, an increase in general corporate costs of approximately $2.9 million, and an increase in interest payments made of approximately $1.3 million.

Investing Activities

Net cash used in investing activities totaled $276.9 million for the nine months ended March 31, 2013, compared to cash used in investing activities of $188.3 million for the nine months ended March 31, 2012.  The increase in cash used in investing activities is primarily due to an increase in acquisitions of royalty interests in mineral properties (or Mt. Milligan funding) compared to the same period of the prior year.

Financing Activities

Net cash provided by financing activities totaled $442.0 million for the nine months ended March 31, 2013, compared to cash provided by financing activities of $134.6 million for the nine months ended March 31, 2012.  The increase in cash provided by financing activities is primarily due to the sale of 5,250,000 shares of our common stock, resulting in proceeds of $472.5 million, during the current period.  The increase is also attributable to a reduction in debt payments resulting from the Company having no amounts outstanding under its revolving credit facility during the nine months ended March 31, 2013.

Recently Adopted Accounting Standards

Please refer to Note 1 of the notes to consolidated financial statements for a discussion on recently adopted accounting standards.

Critical Accounting Policies

Available-for-Sale-Securities

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers.  If such impairment is determined by the Company to be other-than-temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other-than-temporary.  The new cost basis is not changed for subsequent recoveries in fair value.  Refer to Note 4 of the notes to consolidated financial statements for further discussion on the Company’s available-for-sale securities.

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

During the nine month period ended March 31, 2013, we reported royalty revenues of $231.9 million, with an average gold price for the period of $1,668 per ounce, an average silver price of $30.87 per ounce, an average copper price of $3.56 per pound and an average nickel price of $7.65 per pound.  Approximately 71% of our total recognized revenues for the nine months ended March 31, 2013 were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A.  For the nine months ended March 31, 2013, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $17.7 million or $17.4 million, respectively.

Approximately 11% of our total recognized revenues for the nine months ended March 31, 2013 were attributable to copper sales from our copper producing royalty interests.  For the nine months ended March 31, 2013, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $2.9 million.

Approximately 8% of our total recognized revenues for the nine months ended March 31, 2013 were attributable to nickel sales from our nickel producing royalty interests.  For the nine months ended March 31, 2013, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $2.5 million.

Approximately 7% of our total recognized revenues for the nine months ended March 31, 2013 were attributable to silver sales from our silver producing royalty interests.  For the nine months ended March 31, 2013, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $1.8 million.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s Bay royalty.  There was no material development to this litigation during the three months ended March 31, 2013.

ITEM 1A.                                       RISK FACTORS

Information regarding risk factors appears in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed below and elsewhere in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2012 10-K.

Acquired royalty interests, particularly on development stage properties, are subject to the risk that they may not produce anticipated revenues.

The royalty interests we acquire may not produce anticipated revenues. The success of our acquisitions of royalty interests is based on our ability to make accurate assumptions regarding the valuation, timing and amount of revenues to be derived from our royalty interests, particularly with respect to acquisitions of royalty interests on development stage properties. If an operator does not bring a property into production and operate in accordance with feasibility studies, technical or reserve reports or other plans due to lack of capital, inexperience, unexpected problems, or otherwise, then the acquired royalty interest may not yield sufficient revenues to be profitable. Furthermore, operators of development stage properties must obtain all necessary environmental permits and access to water, power and other raw materials needed to begin production, and there can be no assurance operators will be able to do so.

The Pascua-Lama mining project in Chile and Argentina and the Mt. Milligan mining project in Canada are among our principal development stage acquisitions. In 2012, Barrick revised the date for initial gold production from the Pascua-Lama project. Initial gold production, previously expected in mid-calendar 2013, is now expected in the second half of calendar 2014, with an increase in capital costs to $8.0 to $8.5 billion. On April 10, 2013, Barrick announced that it became aware that a Chilean court had issued a preliminary injunction halting construction activities on the Chilean portion of the Pascua-Lama project.  Barrick later reported that it was suspending construction work on the Chilean side of the project while working to address environmental and other regulatory requirements to the satisfaction of Chilean authorities.  However, according to Barrick, construction activities in Argentina are not affected, where the majority of Pascua-Lama’s critical infrastructure is located. While Barrick has stated that it is unable to fully assess the impact on the overall capital budget, operating costs and schedule of the Pascua-Lama project until the regulatory and legal issues are clarified, the failure of the Pascua-Lama project, or any of our other principal properties, to produce anticipated revenues on schedule or at all could have a material adverse effect on our business, results of operations, cash flows, financial condition or the other benefits we expect to achieve from the acquisition of royalty interests. Further, as mines on which we have royalty interests mature, we can expect overall declines in production over the years unless operators are able to replace reserves that are mined through mine expansion or successful new exploration. There can be no assurance that the operators of properties where we hold royalty interests will be able to maintain or increase production or replace reserves as they are mined.

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

ROYAL GOLD, INC.

Date: May 2, 2013	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2013	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amendment No. 2 to Fifth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc.,  High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and ScotiaBank, as syndication agent and joint bookrunner, dated January 21, 2013.

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