Form 10-K
period 2013-06-30
ROYAL GOLD INC
filed 2013-08-08
CIK 85535

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 30, 2012, as reported on the NASDAQ Global Select Market was $5,009,069,966. There were 64,378,015 shares of the Company's common stock, par value $0.01 per share, outstanding as of July 29, 2013. In addition, as of such date, there were 667,229 exchangeable shares of RG Exchangeco Inc., a subsidiary of registrant, outstanding which are exchangeable at any time into shares of the Company's common stock on a one-for-one basis and entitle their holders to dividend and other rights economically equivalent to those of the Company's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders scheduled to be held on November 20, 2013, and to be filed within 120 days after June 30, 2013, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

 PART I

ITEM 1.    BUSINESS

Overview

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, precious metals streams and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. We use the term "royalty interest" in this Annual Report on Form 10-K to refer to royalties, gold, silver or other metal stream interests, and other similar interests. We seek to acquire existing royalty interests or to finance projects that are in production or in development stage in exchange for royalty interests. In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

        As of June 30, 2013, the Company owned royalty interests on 36 producing properties, 21 development stage properties and 147 exploration stage properties, of which the Company considers 50 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the development of reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or mining, processing or other operating costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2013, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

        As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2013 were as follows:

  (1)
  Our royalty revenues increased 10% to $289.2 million, compared with $263.1 million during fiscal year 2012;

  (2)
  We acquired the right to purchase an additional 12.25% of the payable gold produced from the Mt. Milligan copper-gold project located in British Columbia, Canada;

  (3)
  We sold 5,250,000 shares of our common stock, at a price of $90.00 per share, resulting in proceeds of approximately $472.5 million;

  (4)
  We obtained the right to increase the net smelter return ("NSR") royalty we may acquire on all the gold and silver production from Seabridge Gold, Inc.'s ("Seabridge") Kerr-Sulphurets-Mitchell project ("KSM Project") in British Columbia, Canada by 0.75%; and

  (5)
  We increased our calendar year dividend to $0.80 per basic share, which is paid in quarterly installments throughout calendar year 2013. This represents a 33% increase compared with the dividend paid during calendar year 2012.

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

        Proven (Measured) Reserves:    Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and the grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well established.

        Probable (Indicated) Reserves:    Reserves for which the quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.

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

Recent Business Development

Proposed Acquisition of the El Morro Royalty

        In August 2013, Royal Gold, through its wholly-owned Chilean subsidiary, acquired a 70% interest in a 2.0% NSR royalty on certain portions of the El Morro copper gold project in Chile ("El Morro"), from Xstrata Copper Chile S.A., for $35 million. Goldcorp Inc. ("Goldcorp") holds 70% ownership of the El Morro project and is the operator, with the remaining 30% held by New Gold Inc. ("New Gold"). Goldcorp and New Gold reported that as of December 31, 2012, proven and probable reserves totaled 9.5 million ounces of gold and 7 billion pounds of copper on a 100% basis. This royalty encompasses some legacy BHP concessions that are currently estimated by Royal Gold to cover approximately one-third of the total reserve.

        Goldcorp has indicated that all El Morro project field construction activities have been suspended since April 27, 2012, pending the definition and implementation by the Chilean environmental permitting authority (the Servicio de Evaluación Ambiental or SEA) of a community consultation process which corrects certain deficiencies in that process as specifically identified by the Antofogasta Court of Appeals. The Chilean authorities and local communities continue to refine and advance this new consultation process with Goldcorp's support. Overall project activities are restricted to gathering information and engineering to support permit applications for submission following the completion of the administrative process and optimization of the project including securing a long-term power supply.

Fiscal 2013 Business Developments

        Please refer to Item 7, MD&A, for discussion on recent liquidity and capital resource developments.

Acquisition of an Additional Royalty Option on the Kerr-Sulphurets-Mitchell Project

        On December 13, 2012, Royal Gold purchased 1,004,491 common shares (the "Additional Seabridge Shares") of Seabridge at a 15% premium to the volume weighted-average trading price of Seabridge common shares on the Toronto Stock Exchange ("TSX") for a five day trading period that ended December 11, 2012, for $18.3 million (C$18.0 million). Effective December 13, 2012, Royal Gold entered into an amendment (the "Seabridge Amendment") to its option agreement with Seabridge (the "Seabridge Option Agreement") to, among other things, remove the 270 day minimum holding period applicable to the Additional Seabridge Shares.

        Upon Royal Gold's purchase of the Additional Seabridge Shares, Royal Gold obtained the right, under the Seabridge Option Agreement, as amended by the Seabridge Amendment, to increase the NSR royalty it may acquire on all of the gold and silver production from Seabridge's KSM project in British Columbia, Canada, by 0.75%. Royal Gold now holds the right to purchase either a 1.25% NSR royalty on such production for C$100 million, or a 2.0% NSR royalty for C$160 million. If Royal Gold exercises its purchase right, the purchase price will be payable in three equal installments over the 540-day period following exercise. Royal Gold sold the Additional Seabridge Shares in a private transaction to an unrelated party for $14.6 million (C$14.4 million) on December 13, 2012.

Mt. Milligan III Gold Stream Acquisition

        On August 8, 2012, Royal Gold entered into an amendment to its purchase and sale agreement with Thompson Creek Metals Company Inc. ("Thompson Creek") whereby Royal Gold, among other things, agreed to purchase an additional 12.25% of the payable gold from the Mt. Milligan copper-gold project in exchange for a total of $200 million, of which $75 million was paid shortly after closing, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold, as discussed further below (the "Milligan III Acquisition"). Thompson Creek intends to use the proceeds from the Milligan III Acquisition to finance a portion of the construction of the Mt. Milligan project and related costs. Under the Milligan III Acquisition, Royal Gold increased its aggregate pre-production commitment in the Mt. Milligan project from $581.5 million to $781.5 million and agreed to purchase a total of 52.25% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold).

        As of June 30, 2013, the Company has paid $768.6 million of the aggregate pre-production commitment of $781.5 million. The final remaining scheduled quarterly payment of $12.9 million is due September 1, 2013. Royal Gold's obligation to make this quarterly payment is subject to the satisfaction of certain conditions included in the agreement governing the Milligan III Acquisition (including that the aggregate amount of historical payments made by Royal Gold plus the final quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the quarterly payment).

        Mt. Milligan is an open pit copper-gold project that Thompson Creek reports is in the advanced stages of construction and Thompson Creek estimates that commercial production will commence in the fourth quarter of calendar 2013. According to a National Instrument 43-101 technical report regarding the Mt. Milligan project filed on the System for Electronic Document Analysis and Retrieval (SEDAR) under Thompson Creek's profile on October 13, 2011, proven and probable reserves total 482 million tonnes (0.20% copper; 0.39 g/t gold), containing 2.1 billion pounds of copper and 6.0 million ounces of gold, which reserves are estimated to support a mine life of approximately 22 years, with the project estimated to produce on average approximately 194,000 ounces of gold annually over the life of the mine, including estimated average production of 262,000 ounces of gold annually during the first six years of operation.

Our Operational Information

Operating Segments, Geographical and Financial Information

        The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty interests. Royal Gold's royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty Revenue			Royalty Interests in Mineral Property, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2013	2012	2011	2013	2012	2011
Chile	29%	25%	21%	30%	35%	40%
Canada	24%	24%	19%	52%	43%	36%
Mexico	19%	20%	18%	7%	9%	11%
United States	17%	18%	24%	4%	5%	3%
Australia	4%	5%	5%	3%	3%	5%
Africa	3%	4%	9%	1%	1%	2%
Other	4%	4%	4%	3%	4%	3%

        Please see "Operations in foreign jurisdictions are subject to many risks, which could decrease our revenues," under Part I, Item 1A, Risk Factors, of this report for a description of the risks attendant to foreign operations.

        Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver, copper and nickel, together with the amounts of production from our producing stage royalty interests. The prices of gold, silver, copper, nickel and other metals have fluctuated widely in recent years. The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and declines in the price of gold, silver, copper or nickel could have a material and adverse effect on the Company's results of operations and financial condition. During the fiscal year ended June 30, 2013, we derived approximately 77% of our royalty revenue from precious metals (including 70% from gold and 7% from silver), 11% from copper and 8% from nickel.

Competition

        The mining industry in general and the royalty segment in particular are competitive. We compete with other royalty companies, mine operators, and financial buyers in efforts to acquire existing royalty interests and with the lenders, investors, and royalty and streaming companies providing financing to operators of mineral properties in our efforts to create new royalty interests. Many of our competitors in the lending and mining business are larger than we are and have greater resources and access to capital than we have. Key competitive factors in the royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

Regulation

        Like all mining operations, the operators of the mines that are subject to our royalties must comply with environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the National Environmental Policy Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Clean Air Act; the Clean Water Act; the Hazardous Materials Transportation Act; and the Toxic Substances Control Act. Mines located on public lands in the United States are subject to the General Mining Law of 1872 (the "General Mining Law") and are subject to comprehensive regulation by either the United States Bureau of Land Management (an agency of the United States Department of the Interior) or the United States Forest Service (an agency of the United States Department of Agriculture). The mines also are subject to regulations of the United States Environmental Protection Agency ("EPA"), the United States Mine Safety and Health Administration and similar state and local agencies. Operators of mines that are subject to our royalty interests in other countries are obligated to comply with similar laws and regulations in those jurisdictions. Although we are not responsible as a royalty interest owner for ensuring compliance with these laws and regulations, failure by the operators of the mines on which we have royalty interests to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators which could reduce or eliminate production from the mines and thereby reduce or eliminate the royalties we receive and negatively affect our financial condition.

Corporate Information

        We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202; our telephone number is (303) 573-1660.

Available Information

        Royal Gold maintains an internet website at www.royalgold.com. Royal Gold makes available, free of charge, through the Investor Relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our SEC filings are available from the SEC's internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The charters of Royal Gold's key committees of the Board of Directors and Royal Gold's Code of Business Conduct and Ethics are also available on the Company's website. Any of the foregoing information is available in print to any stockholder who requests it by contacting Royal Gold's Investor Relations Department at (303) 573-1660. The information on the Company's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before making an investment decision. Our business, financial condition, results of operations, and cash flows could be materially adversely affected by any of these risks. The market or trading price of our securities could decline due to any of these risks. In addition, please see our note about forward-looking statements included in Part II, Item 7, MD&A of this Annual Report on Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Related to Our Business

Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and may reduce our revenues. Certain contracts governing our royalty interests have features that may amplify the negative effects of a drop in metals prices.

        The profitability of our royalty interests is directly related to the market price of gold, silver, copper, nickel and other metals. Our revenue is particularly sensitive to changes in the price of gold, as gold royalty interests represent the majority of our royalty revenue. Market prices may fluctuate widely and are affected by numerous factors beyond the control of Royal Gold or any mining company, including metal supply, industrial and jewelry fabrication, investment demand, central banking economic policy, expectations with respect to the rate of inflation, the relative strength of the dollar and other currencies, interest rates, gold purchases, sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking conditions, and a number of other factors.

        Declines in market prices for gold, silver, copper, nickel and certain other metals such as those experienced during the first half of calendar 2013, decrease our revenues. Severe declines in market prices could cause an operator to reduce, suspend or terminate production from an operating project or construction work at a development project, which may result in a temporary or permanent reduction or cessation of revenue from those projects, and we might not be able to recover the initial investment in our royalty interests. Our sliding-scale royalties, such as Cortez, Holt, Mulatos, Wolverine and other properties, amplify this effect, because when metal prices fall below certain thresholds in a sliding-scale royalty, a lower royalty rate is applied to production. Any such price decline may result in a material and adverse effect on our profitability, results of operations and financial condition.

        In addition, the selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that decisions about exploration, development and construction are made and the commencement of production can have a material adverse effect on the economics of a mine and can eliminate or have a material adverse impact on the value of royalty interests.

        Moreover, certain agreements governing our royalty interests, such as those relating to our royalty interests in the Andacollo, Robinson, Peñasquito and Voisey's Bay properties, are based on the operator's concentrate sales to smelters, which include price adjustments between the operator and the smelter based on metals prices at a later date, typically three to five months after shipment to the smelter. In such cases, our payments from the operator include a component of these later price adjustments, which can result in decreased revenue in later periods if metals prices have fallen.

        Volatility in gold, silver, copper and nickel prices is demonstrated by the annual high and low prices for those metals from selected calendar years during the past decade.

  •
  High and low gold prices per ounce, based on the London Bullion Market Association P.M. fix, have ranged from $416 to $320 in 2003, from $537 to $411 in 2005, from $1,212 to $810 in 2009, from $1,895 to $1,319 in 2011, from $1,792 to $1,540 in 2012, and from $1,694 to $1,192 year to date 2013.

  •
  High and low silver prices per ounce, based on the London Bullion Market Association fix, have ranged from $5.97 to $4.37 in 2003, from $9.23 to $6.39 in 2005, from $19.18 to $10.51 in 2009, from $48.70 to $26.68 in 2011, from $37.23 to $26.67 in 2012, and from $32.23 to $18.61 year to date 2013.

  •
  High and low copper prices per pound, based on the London Metal Exchange cash settlement price for Grade A copper, have ranged from $1.00 to $0.72 in 2003, from $2.08 to $1.44 in 2005, from $3.33 to $1.38 in 2009, from $4.60 to $3.08 in 2011, from $3.93 to $3.29 in 2012, and from $3.75 to $3.01 year to date 2013.

  •
  High and low nickel prices per pound, based on the London Metal Exchange cash settlement price for nickel, have ranged from $7.53 to $3.36 in 2003, from $8.12 to $5.22 in 2005, from $9.31 to $4.25 in 2009, from $13.17 to $7.68 in 2011, from $9.90 to $6.89 in 2012, and from $8.46 to $6.00 year to date 2013.

We own passive interests in mining properties, and it is difficult or impossible for us to ensure properties are developed or operated in our best interest.

        All of our current revenue is derived from royalty interests on properties operated by third parties. The holder of a royalty interest typically has no authority regarding the development or operation of a mineral property. Therefore, we are not in control of decisions regarding development or operation of any of the properties on which we hold a royalty interest, and we have limited legal rights to influence those decisions.

        Our strategy of having others operate properties on which we retain a royalty interest puts us generally at risk to the decisions of others regarding all operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters and temporary or permanent suspension of operations, among others. These decisions are likely to be motivated by the best interests of the operator rather than to maximize payments to us. Although we attempt to secure contractual rights when we create new royalty interests, such as audit or access rights, that will permit us to protect our interests to a degree, there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in achieving timely or favorable results or in affecting the operation of the properties in which we have a royalty interest in ways that would be beneficial to our stockholders.

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

        Although we are not required to pay capital costs (except for transactions where we finance mine development) or operating costs, our financial results are indirectly subject to hazards and risks normally associated with developing and operating mining properties where we hold royalty interests. Some of these risks include:

  •
  insufficient ore reserves;

  •
  increases in production or capital costs incurred by operators or third parties that may impact the amount of reserves available to be mined, cause an operator to delay or curtail mining development and operations or render mining of ore uneconomical and cause an operator to close operations;

  •
  declines in the price of gold, silver, copper, nickel and other metals;

  •
  mine operating and ore processing facility problems;

  •
  economic downturns and operators' insufficient financing;

  •
  insolvency or bankruptcy of the operator;

  •
  significant permitting, environmental and other regulatory requirements and restrictions and any changes in those regulations;

  •
  challenges by non-mining interests to existing permits and mining rights, and to applications for permits and mining rights;

  •
  community or civil unrest;

  •
  labor shortages, increased labor costs, and labor disputes, strikes or work stoppages at mines;

  •
  unanticipated geological conditions or metallurgical characteristics

  •
  unanticipated ground or water conditions;

  •
  pit wall or tailings dam failures or any underground stability issues;

  •
  fires, explosions and other industrial accidents;

  •
  environmental hazards and natural catastrophes such as floods, earthquakes or inclement or hazardous weather conditions;

  •
  injury to persons, property or the environment;

  •
  the ability of operators to maintain or increase production or to replace reserves as properties are mined; and

  •
  uncertain domestic and foreign political and economic environments.

        The occurrence of any of the above mentioned risks or hazards could result in an interruption, suspension or termination of operations or development work at any of the properties in which we hold a royalty interest and have a material adverse effect on our business, results of operations, cash flows and financial condition.

Acquired royalty interests, particularly on development stage properties, are subject to the risk that they may not produce anticipated revenues.

        The royalty interests we acquire may not produce anticipated revenues. The success of our acquisitions of royalty interests is based on our ability to make accurate assumptions regarding the valuation, timing and amount of revenues to be derived from our royalty interests, particularly with respect to acquisitions of royalty interests on development stage properties. If an operator does not bring a property into production and operate in accordance with feasibility studies, technical or reserve reports or other plans due to lack of capital, inexperience, unexpected problems, delays, or otherwise, then the acquired royalty interest may not yield sufficient revenues to be profitable. Furthermore, operators of development stage properties must obtain and maintain all necessary environmental permits and access to water, power and other raw materials needed to begin production, and there can be no assurance that operators will be able to do so.

        The Mt. Milligan mining project in Canada and the Pascua-Lama mining project in Chile and Argentina are among our principal development stage acquisitions. Construction work is nearing completion at Mt. Milligan, and Thompson Creek expects to commission the project in August 2013. However, construction activities on the Chilean side of Barrick's Pascua-Lama mining project are currently suspended pursuant to a court ruling while Barrick addresses environmental and other regulatory requirements to the satisfaction of Chilean authorities. Barrick has submitted a plan for review by the regulators to construct a water management system in compliance with permit conditions for completion by the end of 2014, after which it expects to resume the remaining construction work in Chile. Barrick intends to re-sequence construction of the process plant and other facilities in Argentina in order to target first production by mid-2016. Barrick expects capital costs for this project to total $8.0 to $8.5 billion, though Barrick has stated that it is unable to fully assess the impact on the overall capital budget, operating costs and schedule of the Pascua-Lama project until the regulatory and legal issues are clarified. The failure of the Mt. Milligan or Pascua-Lama project, or any of our other principal properties, to produce anticipated revenues on schedule or at all could have a material adverse effect on our business, results of operations, cash flows, financial condition or the other benefits we expect to achieve from the acquisition of royalty interests.

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

Several of our royalty interests are significant to us and any adverse development related to these properties could adversely affect our revenues.

        Our investments in the Andacollo, Voisey's Bay and Peñasquito properties are currently significant to us, as our royalty interests in these properties resulted in approximately $142.8 million in revenue in fiscal year 2013, which was nearly 50% of our revenue for the period. In addition, we anticipate the Mt. Milligan and Pascua-Lama mining projects to contribute significantly to our revenues if and when they begin producing streaming or royalty revenues, respectively. Any adverse development affecting the operation of or production from these operations may have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, we have limited or no control over operational decisions made by third party operators of these projects. Any adverse decision made by the operators, such as changes to mine plans, production schedules or metallurgical processes, may impact the timing and amount of revenue that we receive.

Potential litigation affecting the properties that we have royalty interests in could have an adverse effect on us.

        Potential litigation may arise between the operators of properties on which we have royalty interests and third parties. As holder of a royalty interest, we generally will not have any influence on the litigation and generally will not have access to non-public information concerning such litigation. Any such litigation that results in the reduction, cessation or termination of production from a property, whether temporary or permanent, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We depend on our operators for the calculation of payments of our royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments.

        The payments of our royalty interests are calculated by the operators of the properties on which we have royalty interests based on their reported production. Each operator's calculation of our payments is subject to and dependent upon the adequacy and accuracy of its production and accounting functions, and, given the complex nature of mining and ownership of mining interests, errors may occur from time to time in the allocation of production and the various other calculations made by an operator. Any of these errors may render calculations of such payments inaccurate. Certain agreements governing our royalty interests require the operators to provide us with production and operating information that may, depending on the completeness and accuracy of such information, enable us to detect errors in the calculation of payments of royalty interests that we receive. We do not, however, have the contractual right to receive production information for all of our royalty interests. As a result, our ability to detect payment errors through our royalty interest monitoring program and its associated internal controls and procedures is limited, and the possibility exists that we will need to make retroactive revenue adjustments. Some contracts governing our royalty interests provide us the right to audit the operational calculations and production data for the associated payments of royalty interests; however, such audits may occur many months following our recognition of the revenue and may require us to adjust our revenue in later periods, which could require us to restate our financial statements.

Development and operation of mines is very capital intensive and any inability of the operators of properties where we hold royalty interests to meet liquidity needs, obtain financing or operate profitably could have material adverse effects on the value of and revenue from our royalty interests.

        The development and operation of mines is very capital intensive, and if operators of properties where we hold royalty interests do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, the operator may curtail, delay or cease development or operations at a mine site. Operators' ability to raise and service sufficient capital may be affected by, among other things, macroeconomic conditions, future commodity prices of metals to be mined, or further economic volatility in the U.S. and global financial markets as has been experienced in recent years. If any of the operators of the properties on which we have royalty interests suffer these material adverse effects, then our royalty interests and the value of and revenue from our royalty interests may be materially adversely affected. In addition, continued economic volatility or a credit crisis could adversely affect the ability of operators to obtain debt or equity financing for the exploration, development and operation of their properties.

Certain of our royalty interests are subject to payment or production caps or rights in favor of the operator or third parties that could reduce the revenues generated from the royalty interest.

        Some of our principal royalty interests are subject to limitations, such that the royalty interest will extinguish after threshold production is achieved or payments at stated thresholds are made. For example, a portion of our royalty at Pascua-Lama and our royalty at Mulatos are subject to production caps. Furthermore, certain other agreements governing our royalty interests contain rights that favor the operator or third parties. For example, in fiscal year 2011, Osisko, the operator of Canadian

Malartic, one of our principal producing properties, exercised its buy-down right that reduced our royalty from a 3% NSR royalty to a 1.5% NSR royalty. Also, certain individuals from whom we purchased portions of our royalties at Pascua-Lama are entitled to one-time payments if the price of gold exceeds certain thresholds. If any of these thresholds are met or similar rights are exercised or we fail to make the required payment, our future revenue could be reduced.

We may enter into acquisitions or other material transactions at any time.

        In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of mining projects or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and participation in discussions or negotiations for acquisitions. We also often consider obtaining or providing debt commitments for acquisition financing. Any such acquisition could be material to us. We could issue common stock or incur additional indebtedness to fund our acquisitions. Issuances of common stock may dilute existing stockholders and reduce some or all of our financial measures on a per share basis. In addition, any such acquisition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located.

        In addition, we may consider opportunities to restructure our royalty interests where we believe such restructuring would provide a long-term benefit to the Company, though such restructuring may reduce near-term revenues or result in the incurrence of transaction related costs. We could enter into one or more acquisition or restructuring transactions at any time.

We may be unable to successfully acquire additional royalty interests at appropriate valuations.

        Our future success largely depends upon our ability to acquire royalty interests at appropriate valuations, including through royalty interest and corporate acquisitions and other financing transactions. Most of our revenues are derived from royalty interests that we acquire or finance, rather than through exploration of properties. There can be no assurance that we will be able to identify and complete the acquisition of such royalty interests or businesses that own desired interests, at reasonable prices or on favorable terms, or, if necessary, that we will have, or be able to obtain, sufficient financing on reasonable terms to complete such acquisitions. Continued economic volatility or a credit crisis could adversely affect our ability to obtain debt or equity financing for acquisitions of additional royalty interests. In addition, we face competition in the acquisition of royalty interests. We have competitors that are engaged in the acquisition of royalty interests, including companies with greater financial resources, and we may not be able to compete successfully against these companies in acquiring new royalty interests. If we are unable to successfully acquire additional royalty interests, the reserves subject to our royalty interests will decline as the producing properties on which we have such royalty interests are mined or payment or production caps on certain of our royalty interests are met. We also may experience negative reactions from the financial markets or operators of properties on which we seek royalty interests if we are unable to successfully complete acquisitions of royalty interests or businesses that own desired royalty interests. Each of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision.

        There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control and the control of the operators of properties in which we have royalty interests. Reserve estimates for our royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information. The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause a revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold, silver, copper, nickel or other metals also may render reserves or mineralized material containing relatively lower ore grades uneconomical to exploit. Changes in operating costs and other factors including short-term operating factors, the processing of new or different ore grades, geotechnical characteristics and metallurgical recovery, may materially and adversely affect reserves. Finally, it is important to note that our royalty interests generally give us interests in only a small portion of the production from the operators' aggregate reserves, and the size of those interests varies widely based on the individual documents governing the royalty interest.

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

        Our business includes the risk that operators of mining projects and holders of mining claims, tenements, concessions, mining licenses or other interests in land and mining rights may lose their exploration or mining rights, or have their rights to mining properties contested by private parties or the government. Internationally, mining tenures are subject to loss for many reasons, including expiration, failure of the holder to meet specific legal qualifications, failure to pay maintenance fees, reduction in geographic extent upon passage of time or upon conversion from an exploration tenure to a mining tenure, failure of title and similar risks. Unpatented mining claims, for example, which constitute a significant portion of the properties on which we hold royalty interests in the United States, and which are generally considered subject to greater title risk than real property interests held by absolute title, are often uncertain and subject to contest by third parties and the government. If title to unpatented mining claims or other mining tenures subject to our royalty interests has not been properly established or is not properly maintained, or is successfully contested, our royalty interests could be adversely affected.

Royalty interests are subject to title and other defects and contest by operators of mining projects and holders of mining rights, and these risks may be hard to identify in acquisition transactions.

        While we seek to confirm the existence, validity, enforceability and geographic extent of the royalty interests we acquire, there can be no assurance that disputes over these and other matters will not arise. Confirming these matters, as well as the title to mining property on which we hold or seek to acquire a royalty interest, is a complex matter, and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property. Similarly, our royalty interests generally are subject to uncertainties and complexities arising from the application of contract and property laws governing private parties and/or local or national governments in the jurisdiction where mining projects are located. Furthermore, royalty interests in many jurisdictions are contractual in nature, rather than interests in land, and therefore may be subject to change of control, bankruptcy or insolvency of operators, nonperformance and to challenges of various kinds brought by operators or third parties. We often do not have the protection of security interests over property that we could liquidate to recover all or part of our investment in a royalty interest. Even if we retain our royalty interests in a mining project after any change of control, bankruptcy or insolvency of the operator, the project may end up under the control of a new operator, who may or may not operate the project in a similar manner to the current operator, which may positively or negatively impact us. In addition, operators and other parties to the agreements governing our royalty interests may not abide by their contractual obligations and we could be forced to take legal action to enforce our contractual rights. Disputes also could arise challenging, among other things, the existence or geographic extent of the royalty interest, third party claims to the same royalty interest or to the property on which we have a royalty interest, various rights of the operator or third parties in or to the royalty interest, methods for calculating the royalty interest, production and other thresholds and caps applicable to payments of royalty interests, the obligation of an operator to make payments of royalty interests, and various defects or ambiguities in the agreement governing a royalty interest. Unknown defects in, non-performance of, or disputes relating to, the royalty interests we acquire may prevent us from realizing the anticipated benefits from the acquisition, and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Operations in foreign jurisdictions are subject to many risks, which could decrease our revenues.

        We derived approximately 83% of our revenues from foreign sources during fiscal year 2013, compared to approximately 82% in fiscal year 2012 and 76% in fiscal year 2011. Our principal producing royalty interests on properties outside of the United States are located in Canada, Chile, Mexico and Spain. We currently have royalty interests in mines and projects in other countries, including Argentina, Australia, Bolivia, Brazil, Burkina Faso, Colombia, Dominican Republic, Finland, Ghana, Guatemala, Honduras, Nicaragua, Peru, Russia and Tunisia. In addition, future acquisitions may expose us to new jurisdictions. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, such things as:

  •
  expropriation or nationalization of property;

  •
  exchange and currency controls and fluctuations;

  •
  limitations on foreign exchange and repatriation of earnings;

  •
  increased foreign taxation or imposition of new or increased mining royalty interests;

  •
  restrictions on mineral production and price controls;

  •
  import and export regulations, including restrictions on the export of gold, silver, copper, nickel or other metals;

  •
  changes in legislation, including changes related to taxation, royalty interests, imports, exports, duties, currency, foreign ownership, foreign trade and foreign investment;

  •
  high rates of inflation;

  •
  labor practices and disputes;

  •
  enforcement of unfamiliar or uncertain foreign real estate, mineral tenure, contract, water use, mine safety and environmental laws and policies;

  •
  challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of regulatory authorities, indigenous populations, non-governmental organizations or other third parties;

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

  •
  suspension of the enforcement of creditors' rights and stockholders' rights;

  •
  risk of loss due to disease and other potential endemic health issues; and

  •
  loss of access to government controlled infrastructure, such as roads, bridges, rails, ports, power sources and water supply.

        For example, in recent years Argentina, where a portion of the Pascua-Lama project is located, has experienced significant economic turmoil and its government has taken several actions that have troubled foreign investors, including the nationalization of YPF S.A., the largest oil and gas company in Argentina, from foreign owner Repsol S.A. and the enactment of a federal glacier protection law that restricts mining activities in areas on or near the nation's glaciers (as discussed below in "The mining industry is subject to significant environmental risks"). Our royalties in the Pascua-Lama project, which straddles the border between Chile and Argentina, are on the Chilean side of the project. These actions, or similar future actions, could have a material adverse effect on the feasibility of new mine development and the profitability of existing mining operations in Argentina. In addition, the Pascua-Lama project has been challenged by Chilean indigenous groups, and construction activities on the Chilean side of the Pascua-Lama project are currently suspended pursuant to a court ruling while Barrick addresses environmental and other regulatory requirements to the satisfaction of Chilean authorities, as discussed further in Part I, Item 2, Properties under the heading "Pascua-Lama Project (Region III, Chile)."

        As another example, in March 2012, the Australian federal government adopted new tax legislation that imposes a 30% tax on iron ore and coal mine profits. Similar legislation could be adopted in other foreign jurisdictions that could impose new or larger tax obligations or royalty interests on operators. Such legislation could have a material adverse effect on the feasibility of new mine development and the profitability of existing mining operations.

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

        These risks may limit or disrupt operating mines or projects on which we hold royalty interests, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Certain of these risks may increase in an environment of relatively high metal prices.

Changes in U.S. federal and state legislation, including changes in mining taxes and royalty interests payable to governments, could decrease our revenues.

        A number of properties where we hold royalty interests are located on U.S. public lands that are subject to federal mining and other public land laws. Changes in federal or state laws or the regulations promulgated under them could affect mine development and expansion, significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, increase the cost of holding mining claims or impose additional taxes on mining operations, all of which could adversely affect our revenue from such properties. In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law, which governs the creation, maintenance and possession of mining claims and related activities on public lands in the United States. Congress also has recently considered bills, which if enacted, would impose royalty interests payable to the government on hardrock production, increase land holding fees, impose federal reclamation fees, impose additional environmental operating standards and afford greater public involvement and regulatory discretion in the mine permitting process. Such legislation, if enacted, could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations on public lands, and could materially and adversely affect mine operators and our revenue from mines located on public lands in the United States.

The mining industry is subject to significant environmental risks.

        Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials needed for operations, particularly water and power. Compliance with such laws and regulations can require significant expenditures and a breach may result in the imposition of fines and penalties, which may be material. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access water or other raw materials necessary to operate a mine, our revenues could be reduced, delayed or eliminated. These risks are most salient with regard to our development stage properties where permitting may not be complete and/or where new legislation and regulation can lead to delays, interruptions and significant unexpected cost burdens for mine operators. For example, Argentina recently passed a federal glacier protection law that restricts mining activities in areas on or near the nation's glaciers. We have royalties on the Chilean side of the Pascua-Lama project, which straddles the border between Chile and Argentina, and the glacier law could affect aspects of the design, development and operation of the Pascua-Lama project. In July 2012, the National Supreme Court of Justice of Argentina overturned preliminary injunctions suspending the application of the glacier law in the San Juan Province, where a portion of the Pascua-Lama project is located, but the Supreme Court must still rule on the constitutionality of the glacier law. Further, to the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs to the operators of the properties on which we have royalty interests.

        A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. The December 1997 Kyoto Protocol, which has been extended to 2020, establishes a set of greenhouse gas emission targets for countries that have ratified the Protocol, which include Ghana, Australia and Peru. Canada ratified the Protocol but renounced its ratification in December 2011. Furthermore, the U.S. Congress and several states have initiated legislation regarding climate change that will affect energy prices and demand for carbon intensive products. Additionally, the Australian government recently implemented a national emissions trading scheme and renewable energy targets. Legislation and increased regulation regarding climate change could impose significant costs on the operators of properties where we hold royalty interests, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. If an operator of a property on which we have a royalty interest is forced to incur significant costs to comply with climate change regulation or becomes subject to environmental restrictions that limit its ability to continue or expand operations, our revenues from that property could be reduced, delayed or eliminated.

We depend on the services of our President and Chief Executive Officer and other key employees and on the participation of our Chairman.

        We believe that our success depends on the continued service of our key executive management personnel. Tony Jensen has served as our President and Chief Executive Officer since July 2006. Mr. Jensen's extensive commercial experience, mine operations background and industry contacts give us an important competitive advantage. Furthermore, our Chairman, Stanley Dempsey, who served as our Executive Chairman until his retirement as an officer of the Company in January 2009, has extensive knowledge of the royalty business and maintains long-standing relationships with the mining industry, both of which are important to our success. The loss of the services of Mr. Jensen, other key members of management or other key employees could jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of royalty interests is limited and competition for such persons is intense. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We currently do not have key person life insurance for any of our officers or directors.

Our disclosure controls and internal control over our financial reporting are subject to inherent limitations.

        Management has concluded that as of June 30, 2013, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations therein, which may be beyond our control, including, but not limited to, our dependence on operators for the calculation of payments of royalty interests as discussed above in "We depend on our operators for the calculation of payments of our royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments". Given our dependence on third party calculations, there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements.

We have incurred indebtedness in connection with our business and could incur additional indebtedness that could limit cash flow available for our operations, limit our ability to borrow additional funds and have a material adverse effect on our business, results of operations, cash flows and financial condition.

        As of June 30, 2013, we had $370 million aggregate principal amount of our 2.875% convertible senior notes due 2019 (the "2019 Notes") outstanding, which we incurred in June 2012. In addition, we may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. As of June 30, 2013, we had $350 million available for borrowing under our revolving credit facility. Our indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness.

        Our indebtedness could have a material adverse effect on our business, results of operations, cash flows and financial condition. For example, it could:

  •
  make it more difficult for us to satisfy our debt obligations;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions of royalty interests, working capital, pay dividends and other general corporate purposes;

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

  •
  require the consent of our existing lenders to borrow additional funds, as was required in connection with the issuance of the 2019 Notes; and

  •
  limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

        In addition, the agreement governing our revolving credit facility contains, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Among other restrictions, the agreement governing our revolving credit facility contains covenants limiting our ability to make certain investments, consummate certain mergers, incur certain debt or liens and dispose of assets.

We may be required to pay a significant amount of money or issue a significant amount of shares of our common stock or both upon the exercise of any put, redemption or call right and conversion of the 2019 Notes, which could dilute existing stockholders and have a material adverse effect on our business, results of operations, cash flows and financial condition.

        Holders of the 2019 Notes may convert their 2019 Notes at their option prior to the close of business on the business day immediately preceding March 15, 2019, but only under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2012 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; (3) upon the occurrence of certain corporate events; or (4) if we call any 2019 Notes for redemption, at any time until the close of business on the business day preceding the redemption date. On or after March 15, 2019 until the close of business on the scheduled trading day immediately preceding June 15, 2019, the maturity date, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances.

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

        Upon conversion of any of the 2019 Notes, whether upon maturity, the exercise of any put, call or redemption right, or otherwise, we will be required to pay or deliver, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. Any such payment or delivery of cash, shares or a combination of cash and shares upon conversion of the 2019 Notes could dilute existing stockholders and may have an adverse effect on our business, results of operations, cash flows and financial condition.

We may not be able to satisfy our debt obligations which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

        We are subject to the risks normally associated with debt financing, including the risk that our cash flows may be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. As of June 30, 2013, our annual debt service obligation on the 2019 Notes was approximately $10.6 million. In addition, the 2019 Notes include provisions providing for the lump sum payment of significant amounts of principal, whether upon maturity, upon the exercise of any applicable put, redemption or call rights or otherwise and all amounts, if any, due under our revolving credit facility are due at maturity. Our ability to make these payments when due will depend upon several factors, which may not be in our control. These factors include our liquidity or our ability to liquidate assets owned by us on or prior to such put, redemption, call or maturity dates and the amount by which we have been able to reduce indebtedness prior to such date though exchanges, refinancing, extensions, collateralization or other similar transactions (any of which transactions may also have the effect of reducing liquidity or liquid assets).

        If we are unable to maintain cash reserves or generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various covenants and requirements of the 2019 Notes, our revolving credit facility or any indebtedness which we may incur in the future, this could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt. Any default under the 2019 Notes, our revolving credit facility or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The accounting method for convertible debt securities that may be settled in cash, such as the 2019 Notes, could have a material effect on our reported net income, net working capital or other financial results.

        Under the Financial Accounting Standards Board Accounting Standards Codification Section 470-20, Debt with Conversion and other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2019 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the 2019 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the 2019 Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2019 Notes to their face amount over the term of the 2019 Notes. We report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the 2019 Notes.

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

        The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the NASDAQ Global Select Market were $62.33 and $42.15 for the fiscal year ended June 30, 2011, $83.87 and $57.00 for the fiscal year ended June 30, 2012, and $100.84 and $38.63 for the fiscal year ended June 30, 2013. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

  •
  market prices of gold, silver, copper, nickel and other metals;

  •
  interest rates;

  •
  expectations regarding inflation;

  •
  ability of operators to advance development projects, produce precious metals and develop new reserves;

  •
  currency values;

  •
  credit market conditions;

  •
  general stock market conditions; and

  •
  global and regional political and economic conditions.

Additional issuances of equity securities by us could dilute our existing stockholders, reduce some or all of our financial measures on a per share basis, reduce the trading price of our common stock or impede our ability to raise future capital. Substantial sales of shares may negatively impact the market price of our common stock.

        We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. To the extent we issue additional equity securities, our existing stockholders could be diluted and some or all of our financial measures on a per share basis could be reduced. In addition, the shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could decline if our stockholders sell substantial amounts of our common stock, including shares issued upon the conversion of the outstanding 2019 Notes or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, the existence of the 2019 Notes may encourage short selling by market participants because the conversion of the 2019 Notes could depress the price of our common stock. These sales also could impair our ability to raise capital through the sale of additional equity or equity related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the then-prevailing market price of our common stock.

Conversion of the 2019 Notes may dilute the ownership interest of existing stockholders.

        At our election, we may settle the 2019 Notes tendered for conversion entirely or partly in shares of our common stock. An aggregate of approximately 3.5 million shares of our common stock are issuable upon conversion of the outstanding 2019 Notes at the initial conversion rate of 9.4955 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $105.31 per share of common stock). In addition, the number of shares of common stock issuable upon conversion of the 2019 Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indenture under which the 2019 Notes are governed. We may issue all of these shares without any action or approval by our stockholders. As a result, the conversion of some or all of the 2019 Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

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

Certain provisions of Delaware law, our organizational documents, our rights plan and the indenture governing the 2019 Notes could impede, delay or prevent an otherwise beneficial takeover or takeover attempt of us.

        Certain provisions of Delaware law, our organizational documents, our rights plans and the indenture governing the 2019 Notes could make it more difficult or more expensive for a third party to acquire us, even if a change of control would be beneficial to our stockholders. Delaware law prohibits, subject to certain exceptions, a Delaware corporation from engaging in any business combination with any "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock, for a period of three years following the date that the stockholder became an interested stockholder. Additionally, our certificate of incorporation and bylaws contain provisions that could similarly delay, defer or discourage a change in control of us or management. These provisions could also discourage a proxy contest and make it more difficult for stockholders to elect directors and take other corporate actions. Such provisions provide for the following, among other things: (i) the ability of our board of directors to issue shares of common stock and preferred stock without stockholder approval, (ii) the ability of our board of directors to establish the rights and preferences of authorized and unissued preferred stock, (iii) a board of directors divided into three classes of directors serving staggered three year terms, (iv) permitting only the chairman of the board of directors, chief executive officer, president or board of directors to call a stockholders' meeting and (v) requiring advance notice of stockholder proposals and related information. Furthermore, we have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, if an acquisition event constitutes a fundamental change, holders of the 2019 Notes will have the right to require us to purchase their 2019 Notes in cash. If an acquisition event constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2019 Notes in connection with such make-whole fundamental change. These provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, which may cause the market price of our common stock to decline.

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

Principal Royalties on Producing Properties

        The Company considers both historical and future potential revenues in determining which royalty interests in our portfolio are principal to our business. Estimated future potential royalty revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalty interests are no longer principal to our business. As of June 30, 2013, the Company considers the properties discussed below (listed alphabetically) to be principal to our business.

Andacollo (Region IV, Chile)

        We own a royalty on all gold produced from the sulfide portion of the Andacollo copper and gold deposit. The Andacollo royalty equals 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. As of June 30, 2013, approximately 167,000 payable ounces of gold have been sold.

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

        Reported production at Andacollo increased approximately 33% during our fiscal year ended June 30, 2013, when compared to the fiscal year ended June 30, 2012. The increase in reported production is partially due to increased mill throughput and improved mill recoveries, partially offset by lower grades. Over the last few quarters of our fiscal year 2013, Andacollo has established steady state operations will mill throughput averaging about 47,000 tonnes per day during our fourth quarter of fiscal 2013.

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

        Reported production at Canadian Malartic increased approximately 17% during our fiscal year ended June 30, 2013, when compared to the fiscal year ended June 30, 2012, as a result of the continued ramp-up of mill throughput as operations progressed towards steady state.

Cortez (Nevada, USA)

        Cortez is a large open-pit and underground mine, utilizing mill and heap leach processing. The operation is located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Our royalty interest at Cortez applies to the Pipeline, South Pipeline, Gap and Crossroads deposits which are operated by subsidiaries of Barrick.

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

        Reported production at Cortez decreased approximately 30% during our fiscal year ended June 30, 2013, when compared to the fiscal year ended June 30, 2012, as Barrick continued to prioritize production from their higher grade Cortez Hills operation that is not covered by our royalty interest. During our fourth quarter of fiscal 2013, mining resumed at the Pipeline and Gap pits as surface mining equipment returned from the Cortez Hills pit. Our royalty interests cover all of the Pipeline pit and part of the Gap pit.

Holt (Ontario, Canada)

        We own a sliding-scale NSR royalty on the Holt portion of the Holloway-Holt mining project located in Ontario, Canada and owned 100% by St Andrew Goldfields Ltd. ("St Andrew"). The Holloway-Holt project straddles Ontario Provincial Highway 101 for approximately 25 miles beginning east of Matheson, Ontario, Canada and extending to the Quebec, Canada border. The sliding-scale NSR royalty rate on gold produced from the Holt portion of the mining project is calculated by multiplying 0.00013 by the quarterly average gold price. For example, at a quarterly average gold price of $1,300 per ounce, the effective royalty rate payable would be 16.9%.

        Reported production at Holt increased 37% during our fiscal year ended June 30, 2013, when compared to the fiscal year ended June 30, 2012. St Andrews credited additional mine infrastructure and mine development for the operational improvements.

Las Cruces (Andalucía, Spain)

        We own a 1.5% NSR royalty on the Las Cruces copper mine and milling operation located in Andalucía, Spain and operated by First Quantum Minerals Ltd. ("First Quantum"). First Quantum completed an acquisition of Inmet Mining Corporation in April 2013 and now operates the Las Cruces mine. The Las Cruces mine is located in the Seville Province of southern Spain, about 12 miles northwest of the Provincial capital city of Seville. Access to the site is by well-maintained paved roads.

        Reported production at Las Cruces increased approximately 29% during our fiscal year ended June 30, 2013, when compared to the fiscal year ended June 30, 2012. The increase in reported production is primarily due to continued work on process optimization and improved plant maintenance. First Quantum plans to test the plant at higher ore throughput and lower grade to assess the metallurgical performance before Las Cruces enters into lower copper grade areas of the mine, which is expected in calendar 2014.

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

        The Mulatos royalty is capped at 2.0 million gold ounces of production. As of June 30, 2013, approximately 1.1 million cumulative ounces of gold have been produced.

        Reported production at Mulatos increased approximately 29% during our fiscal year ended June 30, 2013, when compared to the fiscal year ended June 30, 2012. Alamos reported that the increase in reported production was primarily attributable to higher crusher throughput and the benefit of two quarters of production from the Escondida high-grade zone that was not in production in the prior year.

        Alamos reported that the Escondida high-grade deposit is expected to continue to provide high grade mill feed until early calendar 2014, at which point the Escondida deep zone will be accessed to provide mill feed for an additional quarter. Alamos also reported that they anticipate receiving the permit to begin development of the El Victor and San Carlos deposit areas in the third quarter of calendar 2013, following which development activities will commence in anticipation of processing high grade from San Carlos in mid-calendar 2014.

Peñasquito (Zacatecas, Mexico)

        We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito open-pit mine, located in the State of Zacatecas, Mexico, and operated by a subsidiary of Goldcorp. The Peñasquito project is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The project, composed of two main deposits called Peñasco and Chile Colorado, hosts large gold, silver, zinc and lead reserves. The deposits contain both oxide and sulfide material, resulting in heap leach and mill processing. Access to the site is via either paved or cobbled roads west out of Concepción del Oro nine miles to the town of Mazapil and then further approximately seven miles west from Mazapil. Direct access to the mine site can also be achieved via chartered flight.

        Reported production for gold at Peñasquito increased approximately 26% during our fiscal year ended June 30, 2013, while reported production for silver, lead and zinc decreased when compared to our fiscal year ended June 30, 2012. Goldcorp's annual guidance for Peñasquito anticipated lower production in the first half of calendar 2013 as the mine moves from a lower grade portion of the pit to higher grade ore. The sulphide plant achieved throughput of over 105,000 tonnes per day during the second quarter of calendar 2013 following the completion of crusher maintenance, blasting improvements, and the addition of new fresh water wells. In the month of June 2013, the sulphide plant achieved throughput of over 120,000 tonnes per day.

        Goldcorp has also reported that ongoing studies to develop a long-term water strategy continue to progress and that they have identified a new water source within their current permitted basin that has the potential to supply sufficient water to continue the plant ramp-up to full design capacity. The addition of the new water source provides the flexibility to resume ramp-up to the design throughput of 130,000 tonnes per day. Construction is expected to begin in the fourth quarter of calendar 2013 with completion expected in the second half of calendar 2014. Goldcorp is currently working to acquire necessary rights-of-way and is evaluating alternative routes to access the well field.

Robinson Mine (Nevada, USA)

        We own a 3.0% NSR royalty on all mineral production from the Robinson open-pit mine operation operated by a subsidiary of KGHM International Ltd. ("KGHM"). Access to the property is via Nevada State Highway 50, 6.5 miles west of Ely, Nevada, in White Pine County.

        Reported copper production at Robinson increased approximately 39% during our fiscal year ended June 30, 2013, when compared to the fiscal year ended June 30, 2012, primarily due to improved mill recovery and higher productivity at the mine. Mining of higher grade gold areas in the pit have resulted in favorable gold production during calendar 2013. Gold production during the remainder of calendar 2013 is likely to return to more normal gold grades.

Voisey's Bay (Labrador, Canada)

        We own 90% of a 3.0% NSR royalty (or an effective 2.7% NSR royalty) on the Voisey's Bay nickel-copper-cobalt mine located in Newfoundland and Labrador, Canada and operated by Vale Newfoundland & Labrador Limited ("Vale"). A non-controlling interest owns the remainder. The Voisey's Bay project is located on the northeast coast of Labrador, on a peninsula bordered to the north by Anaktalak Bay and to the south by Voisey's Bay. The property is 560 miles north-northwest of St. John's, the capital of the Province. Access to the property is primarily by helicopter or small aircraft. We have disputed the manner of calculation of our royalty payments. Please refer to Note 15 of the notes to consolidated financial statements for more information regarding the dispute.

        Reported nickel production at Voisey's Bay increased approximately 9% during our fiscal year ended June 30, 2013, while reported copper production decreased approximately 5% when compared to the fiscal year ended June 30, 2012. In late March 2013, the Government of Newfoundland and Labrador, announced amendments to their Voisey's Bay Development Agreement including a commitment from Vale to pursue underground mining to extend the mine life. The agreement also allows Vale to continue processing concentrate outside of the province while construction is being finalized at the Long Harbour processing plant.

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

        Reported production at Wolverine increased significantly over the prior year. Yukon Zinc reported that the mine reached its design capacity rate of 1,700 tonnes per day during the first quarter of calendar 2013, and that process circuit modifications and the integration of new equipment have improved plant performance. In June 2013, Yukon Zinc announced that it reduced production at Wolverine by 40% and its workforce by 30% in an effort to reduce costs and improve its working capital situation. Yukon Zinc reported that the cost reduction steps are a result of current lower metal prices and market conditions. Milling operations will be batch processed in two week periods to efficiently process 1,900 tonnes per day. Mining will reduce to a one shift per day operation. Yukon Zinc reported that they are committed to review the project economics in October 2013 and evaluate the possibility to resume full production.

Principal Royalties on Development Stage Properties

        The following is a description of our principal royalty interests on development stage properties (listed alphabetically). Reserves for our development stage properties are summarized below in Table 1 as part of this Item 2, Properties.

Mt. Milligan (British Columbia, Canada)

        We own the right to purchase 52.25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia, Canada, and operated by Thompson Creek. The Mt. Milligan project is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie. The Mt. Milligan project is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road.

        Upon commencement of production at the Mt. Milligan project, RGLD Gold AG, a wholly-owned subsidiary of the Company, will purchase 52.25% of the payable ounces of gold at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold.

        As of May 2013, Thompson Creek estimated that project completion was at 92%. Thompson Creek also reported that the Mt. Milligan project remains on schedule with mill commissioning to commence in August 2013, followed by commercial production expected in the fourth quarter of calendar 2013.

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

        Pascua-Lama is one of the world's largest gold and silver desposit with nearly 18 million ounces of proven and probable gold reserves, 676 million ounces of silver contained within the gold reserves, and an expected mine life of 25 years. It is expected to produce an average of 800,000-850,000 ounces of gold and 35 million ounces of silver annually during its first full five years of operation.

        Construction activities on the Chilean side of the Pascua-Lama mining project are currently suspended pursuant to a court ruling while Barrick addresses environmental and other regulatory requirements to the satisfaction of Chilean authorities. Barrick has submitted a plan for review by the regulators to construct a water management system in compliance with permit conditions for completion by the end of 2014, after which it expects to resume the remaining construction work in Chile. Barrick intends to re-sequence construction of the process plant and other facilities in Argentina in order to target first production by mid-2016. Barrick expects capital costs for this project to total $8.0 to $8.5 billion, though Barrick has stated that it is unable to fully assess the impact on the overall capital budget, operating costs and schedule of the Pascua-Lama project until the regulatory and legal issues are clarified.

Reserve Information

        Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead, cobalt and molybdenum that are subject to our royalty interests as of December 31, 2012, as reported to us by the operators of the mines. Properties are currently in production unless noted as development ("DEV") within the table. The exploration royalties we own do not contain proven and probable reserves as of December 31, 2012. Please refer to pages 31-33 for the footnotes to Table 1.

Table 1

Proven and Probable Gold Reserves
As of December 31, 2012(1)

Gold(2)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Bald Mountain	1.75% - 2.5% NSR(7)	Barrick	United States	85.970	0.021	1.831
Cortez (Pipeline) GSR1	0.40 - 5.0% GSR(8)	Barrick	United States	66.408	0.024	1.617	(9)
Cortez (Pipeline) GSR2	0.40 - 5.0% GSR(8)	Barrick	United States	121.474	0.033	3.986	(9)
Cortez (Pipeline) GSR3	0.71% GSR	Barrick	United States	101.128	0.022	2.265	(9)
Cortez (Pipeline) NVR1	0.39% NVR	Barrick	United States	70.752	0.022	1.536	(9)
Gold Hill	1.0 - 2.0% NSR(10)(11)	Kinross/Barrick	United States	24.610	0.015	0.371
	0.6 - 0.9% NSR(12)
Goldstrike (SJ Claims)	0.9% NSR	Barrick	United States	50.410	0.098	4.924
Leeville	1.8% NSR	Newmont	United States	6.700	0.232	1.552
Marigold	2.0% NSR	Goldcorp/Barrick	United States	293.100	0.014	4.131
Pinson (DEV)	3.0% NSR(13)	Atna	United States	1.750	0.369	0.645
	2.94% NSR(14)
Robinson	3.0% NSR	KGHM	United States	143.090	0.006	0.812
Ruby Hill	3.0% NSR	Barrick	United States	7.820	0.042	0.326
Soledad Mountain (DEV)	3.0% NSR(15)	Golden Queen	United States	66.750	0.018	1.233
Twin Creeks	2.0% GPR	Newmont	United States	1.320	0.098	0.129
Wharf	0.0 - 2.0% NSR(16)	Goldcorp	United States	19.830	0.023	0.457
Bousquet-Cadillac-Joannes (DEV)	2.0% NSR	Agnico-Eagle	Canada	3.240	0.055	0.178
Canadian Malartic	1.0 - 1.5% NSR(17)	Osisko	Canada	144.990	0.029	4.275
Holt	0.00013 × quarterly avg. gold price	St Andrew	Canada	3.300	0.149	0.491
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.510	0.011	0.124
Mt. Milligan (DEV)(18)	52.25% of payable gold	Thompson Creek	Canada	531.750	0.011	6.020
Pine Cove (DEV)	7.5% NPI	Anaconda Mining	Canada	2.900	0.060	0.175
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.050	0.006	5.775
Tulsequah Chief (DEV)(19)	12.5% payable gold	Chieftian Metals	Canada	7.110	0.067	0.477
Williams	0.97% NSR	Barrick	Canada	12.550	0.066	0.833
Wolverine	0.0 - 9.445% NSR(20)	Yukon Zinc	Canada	4.140	0.047	0.193
Dolores	3.25% NSR	Pan American	Mexico	96.780	0.017	1.617
Mulatos	1.0 - 5.0% NSR(21)	Alamos	Mexico	75.860	0.019	1.422
Peñasquito(22)	2.0% NSR (Oxide)	Goldcorp	Mexico	132.002	0.004	0.520
	2.0% NSR (Sulfide)	Goldcorp	Mexico	1171.327	0.013	15.170
Andacollo	75% NSR(23)	Teck	Chile	543.480	0.003	1.802
El Toqui	0 - 3.0% NSR(24)	Nyrstar	Chile	4.640	0.055	0.254
Pascua-Lama (DEV)(25)	0.78 - 5.23% NSR(26)	Barrick	Chile	320.650	0.046	14.680
Don Mario	3.0% NSR	Orvana	Bolivia	4.780	0.037	0.177
Don Nicolas (DEV)	2.0% NSR	Minera IRL	Argentina	1.330	0.148	0.196
El Limon	3.0% NSR	B2Gold	Nicaragua	1.810	0.138	0.249
Mara Rosa (DEV)	1.0% NSR	Amarillo Gold	Brazil	18.870	0.050	0.946
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.760	0.002	0.001
Gwalia Deeps	1.5% NSR	St . Barbara	Australia	10.560	0.213	2.254
King of the Hills	1.5% NSR	St. Barbara	Australia	1.050	0.145	0.153
Kundip (DEV)	1.0 - 1.5% GSR(27)	Silver Lake Resources	Australia	3.100	0.098	0.305
Meekatharra (Nannine) (DEV)	1.5% NSR	Reed Resources	Australia	0.420	0.051	0.021
Meekatharra (Paddy's Flat) (DEV)	1.5% NSR	Reed Resources	Australia	7.250	0.062	0.451
	A$10 per gold ounce produced(28)
Meekatharra (Reedys) (DEV)	1.5%, 1.5 - 2.5%, 1% NSR(29)	Reed Resources	Australia	1.370	0.083	0.114
Meekatharra (Yaloginda) (DEV)	0.45% NSR	Reed Resources	Australia	3.270	0.051	0.165
South Laverton	1.5% NSR	Saracen	Australia	17.090	0.052	0.891
Southern Cross (DEV)	1.5% NSR	China Hanking Holdings	Australia	1.580	0.075	0.119
Inata	2.5% NSR	Avocet	Burkina Faso	15.100	0.061	0.915
Taparko(30)	2.0% GSR	Nord Gold	Burkina Faso	9.550	0.074	0.703

 Proven and Probable Silver Reserves
As of December 31, 2012(1)

Silver(31)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Silver Grade (opt)	Silver Contained Ozs(6) (M)
Gold Hill	1.0 - 2.0% NSR(10)(11)	Kinross/Barrick	United States	24.610	0.211	5.203
	0.6 - 0.9% NSR(12)
Soledad Mountain (DEV)	3.0% NSR	Golden Queen	United States	66.750	0.336	22.396
Troy	3.0% GSR	Revett	United States	11.060	1.009	11.163
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.510	1.009	11.618
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.050	0.050	51.895
Tulsequah Chief	22.5% payable Ag(32)	Chieftain Metals	Canada	7.110	2.374	16.876
Wolverine	0.0 - 9.445% NSR(20)	Yukon Zinc	Canada	4.140	9.546	39.475
Dolores	2.0% NSR	Pan American	Mexico	96.780	0.786	76.100
Peñasquito(22)	2.0% NSR (Oxide)	Goldcorp	Mexico	132.000	0.320	42.279
Peñasquito(22)	2.0% NSR (Sulfide)	Goldcorp	Mexico	1171.330	0.742	869.523
Don Mario	3.0% NSR	Orvana	Bolivia	4.780	1.154	5.514
Don Nicolas (DEV)	2.0% NSR	Minera IRL	Argentina	1.330	0.302	0.401
El Toqui	0 - 3.0% NSR(24)	Nyrstar	Chile	4.640	0.288	1.338
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.760	0.498	0.380

Proven and Probable Base Metal Reserves
As of December 31, 2012(1)

Copper(33)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Johnson Camp	2.5% NSR	Nord Resources	United States	111.200	0.290%	656.000
Robinson	3.0% NSR	KGHM	United States	143.090	0.460%	1,329.473
Troy	3.0% GSR	Revett	United States	11.060	0.390%	87.246
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.680	0.840%	11.355
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.510	2.010%	462.678
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.050	0.270%	5,630.715
Voisey's Bay(34)	2.7% NSR	Vale	Canada	21.500	1.360%	586.694
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.760	2.130%	32.466
Don Mario	3.0% NSR	Orvana	Bolivia	4.780	1.270%	120.992
Pascua-Lama (DEV)(35)	1.05% NSR	Barrick	Chile	320.650	0.090%	548.177
Las Cruces	1.5% NSR	First Quantum	Spain	15.580	5.430%	1,693.150

Lead(36)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.760	0.520%	7.879
Peñasquito(22)	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,171.330	0.230%	5,831.953
El Toqui	0 - 3.0% NSR(24)	Nyrstar	Chile	4.640	0.300%	27.414

Zinc(37)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.680	8.580%	116.036
Kutcho Creek (DEV)	1.6% NSR	Capstone Mining	Canada	11.510	3.190%	734.300
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.760	1.920%	29.274
Peñasquito(22)	2.0% NSR (Sulfide)	Goldcorp	Mexico	1,171.330	0.540%	13,940.788
El Toqui	0 - 3.0% NSR(24)	Nyrstar	Chile	4.640	6.060%	562.681

NICKEL(38)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	21.500	2.430%	1,046.270

COBALT(39)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	21.500	0.110%	48.832

MOLYBDENUM(40)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Schaft Creek	3.5% NPI	Copper Fox/Teck	Canada	1,037.050	0.020%	373.340

(1)
Reserves have been reported by the operators of record as of December 31, 2012, with the exception of the following properties: Don Mario—October 2012; Soledad—September 2012; Gwalia Deeps, King of the Hills, South Laverton and Southern Cross—June 2012; Meekatharra (Nannine, Paddy's Flat, Reedys and Yaloginda) and Tulsequah Chief—March 2012; Pascua-Lama (Au), Don Nicolas, Gold Hill, Johnson Camp, Mt. Goode (Cosmos), Robinson and Wolverine—December 2011; Mara Rosa—October 2011; Balcooma—June 2011; Kutcho Creek—February 2011; Kundip and Pascua- Lama (copper only)—December 2010; Pine Cove—June 2010; Mt. Milligan—October 2009; Caber—July 2007.

(2)
Gold reserves were calculated by the operators at the following per ounce prices: A$1,600—Paddington; $1,500—Bald Mountain, Cortez, Gold Strike, and Williams; A$1,500—South Laverton; $1,490—Bousquet/Cadillac/Joannes; $1,475—Canadian Malartic; $1,400—Don Mario, Holt, Leeville, Mulatos, and Twin Creeks; A$1,400—Southern Cross; $1,366—Schaft Creek; $1,350—Dolores, Peñasquito, Tulsequah Chief, and Wharf; $1,310—Soledad; $1,300—Pinson; A$1,300—Meekatharra: Nannine, Paddy's Flat; Reedys and Yaloginda; $1,250—El Limon, Gwalia Deeps, King of the Hills, and Taparko; $1,200—Gold Hill, Inata, and Pascua Lama; $1,100—Don Nicolas and Mara Rosa; $1,010—Andacollo; $1,000—Robinson; $983—Pine Cove; $690—Mt. Milligan. No gold price was reported for Balcooma, El Toqui, Kundip, Kutcho Creek, Marigold, and Wolverine.

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

(4)
Royal Gold has disclosed a number of reserve estimates that are provided by operators that are foreign issuers and are not based on the U.S. Securities and Exchange Commission's definitions for proven and probable reserves. For Canadian issuers, definitions of

  "mineral reserve," "proven mineral reserve," and "probable mineral reserve" conform to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of these terms as of the effective date of estimation as required by National Instrument 43-101 of the Canadian Securities Administrators. For Australian issuers, definitions of "mineral reserve," "proven mineral reserve," and "probable mineral reserve" conform with the Australasian Code for Reporting of Mineral Resources and Ore Reserves prepared by the Joint Ore Reserves Committee of the Australasian Institute of Mining and Metallurgy, Australian Institute of Geoscientists and Minerals Council of Australia, as amended ("JORC Code"). Royal Gold does not reconcile the reserve estimates provided by the operators with definitions of reserves used by the U.S. Securities and Exchange Commission.

(5)
The reserves reported are either estimates received from the various operators or are based on documentation material provided to Royal Gold or which is derived from recent publicly-available information from the operators of the various properties or various recent National Instrument 43-101 or JORC Code reports filed by operators. Accordingly, Royal Gold is not able to reconcile the reserve estimates prepared in reliance on National Instrument 43-101 or JORC Code with definitions of the U.S. Securities and Exchange Commission.

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

(10)
Round Mountain, a joint venture between Kinross and Barrick, has the right, at any time, to purchase the royalty interest for $10.0 million less any royalty payments paid prior to the purchase option being exercised. The royalty is subject to a minimum royalty payment of $100,000 per year, which is capped at $1.0 million. As of March 31, 2013, minimum royalty payments totaling $975,000 have been received. Once all royalty payments and the minimum royalty payment equals $10.0 million, the royalty terminates.

(11)
The 1.0% to 2.0% sliding-scale NSR royalty will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The 0.6% to 0.9% NSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $300—0.6%; $300 to $350—0.7%; > $350 to $400—0.8%; > $400—0.9%. The silver royalty rate is based on the price of gold.

(12)
The 0.6% to 0.9% sliding-scale NSR applies to the M-ACE claims. The operator did not break out reserves or resources subject to the M-ACE claims royalty.

(13)
Royalty only applies to Section 29 which currently holds about 95% of the reserves reported for the property. An additional Cordilleran royalty applies to a portion of Section 28.

(14)
Royalty only applies to Section 29 which currently holds about 95% of the reserves reported for the property. Additional Rayrock royalties apply to Sections 28, 32 and 33; these royalty rates vary depending on pre-existing royalties. The Rayrock royalties take effect once 200,000 ounces of gold have been produced from open pit mines on the property. As of March 31, 2012, approximately 103,000 ounces have been produced.

(15)
Royalty is capped at $300,000 plus simple interest.

(16)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to under $350—0.0%; $350 to under $400—0.5%; $400 to under $500—1.0%; $500 or higher—2.0%.

(17)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $350—1.0%; above $350—1.5%.

(18)
This is a metal stream whereby the purchase price for gold ounces delivered is $435 per ounce, or the prevailing market price of gold, if lower; no inflation.

(19)
This is a metal stream whereby Royal Gold is entitled to 12.5% of payable gold until 48,000 ounces of payable gold have been delivered; 7.5% thereafter, whereby the purchase price for gold ounces delivered is $450 per ounce on the first 48,000 ounces of gold; $500 per ounce thereafter, or the prevailing market price, if lower.

(20)
Gold royalty rate is based on the price of silver per ounce. NSR sliding-scale schedule (price of silver per ounce—royalty rate): Below $5.00—0.0%; $5.00 to $7.50—3.778%; >$7.50—9.445%.

(21)
The Company's royalty is subject to a 2.0 million ounce cap on gold production. There have been approximately 1.1 million ounces of cumulative production as of March 31, 2013. NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $299.99—1.0%; $300 to $324.99—1.50%; $325 to $349.99—2.0%; $350 to $374.99—3.0%; $375 to $399.99—4.0%; $400 or higher—5.0%.

(22)
Operator reports reserves by material type. The sulfide material will be processed by milling. The oxide material will be processed by heap leaching.

(23)
The royalty rate is 75% until 910,000 payable ounces of gold have been produced; 50% thereafter. There have been approximately 155,000 cumulative payable ounces produced as of March 31, 2013. Gold is produced as a by-product of copper.

(24)
All metals are paid based on zinc prices. NSR sliding-scale schedule (price of zinc per pound—royalty rate): Below $0.50—0.0%; $0.50 to below $0.55—1.0%; $0.55 to below $0.60—2.0%; $0.60 or higher—3.0%.

(25)
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

(26)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): less than or equal to $325—0.78%; $400—1.57%; $500—$2.72%; $600—3.56%; $700—4.39%; greater than or equal to $800—5.23%. Royalty is interpolated between lower and upper endpoints.

(27)
Royalty pays 1.0% for the first 250,000 ounces of production and then 1.5% for production above 250,000 ounces.

(28)
The A$10 per ounce royalty applies on production above 50,000 ounces.

(29)
The 1.5% to 2.5% NSR sliding-scale royalty applies to cumulative production above 300,000 ounces at both the Burnakura and Meekatharra-Reedys properties. Once 300,000 ounces have been produced, the royalty begins paying at a per year rate of 1.5% for the next 75,000 ounces per year produced and at a rate of 2.5% on production above 75,000 ounces per year. Cumulative production is estimated at 271,000 ounces as of December 31, 2012. The 1.0% NSR royalty applies to the Rand area only.

(30)
There is a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

(31)
Silver reserves were calculated by the operators at the following prices per ounce: $30.00—Gold Hill; $28.83—Troy; $25.96—Schaft Creek; $25.00—Don Nicolas, Dolores, and Don Mario; $24.05—Soledad; $24.00—Peñasquito and $22.00—Tulsequah Chief. No silver price was reported for Balcooma, El Toqui, Kutcho Creek and Wolverine.

(32)
This is a metal stream whereby Royal Gold is entitled to 22.5% of payable silver until 2.78 million ounces of payable silver have been delivered; 9.75% thereafter, whereby the purchase price for silver ounces delivered is $5.00 per ounce on the first 2.78 million ounces of silver; $7.50 per ounce thereafter, or the prevailing market price of the metal, if lower.

(33)
Copper reserves were calculated by the operators at the following prices per pound: $3.67—Voisey's Bay and Troy; $3.52—Schaft Creek; $3.10—Tulsequah Chief; $3.00—Don Mario; $2.75—Robinson and Las Cruces; $2.50—Johnson Camp; and $2.00—Pascua-Lama. No copper reserve price was reported for Balcooma, Caber or Kutcho Creek.

(34)
Additional mineralized material figures are from December 31, 2005 and have not been updated by the operator.

(35)
Royalty applies to all copper production from an area of interest in Chile. Only that portion of the reserves pertaining to our royalty interest in Chile is reflected here. This royalty will take effect after January 1, 2017.

(36)
Lead reserve price was calculated by the operators at the following prices per pound: $0.80—Peñasquito. No lead reserve price was reported for Balcooma or El Toqui.

(37)
Zinc reserve price was calculated by the operators at the following prices per pound: $0.85—Peñasquito. No zinc reserve price was reported for Balcooma, Caber, El Toqui or Kutcho Creek.

(38)
Nickel reserve price was calculated by the operator at Voisey's Bay at $9.41 per pound. No nickel price was reported for Mt. Goode or Avebury.

(39)
Cobalt reserve price was calculated by the operator at Voisey's Bay at $15.66 per pound.

(40)
Molybdenum reserve price was calculated by the operator at Schaft Creek at $15.30 per pound.

ITEM 3.   LEGAL PROCEEDINGS

        Refer to Note 15 of the notes to consolidated financial statements for a discussion on litigation associated with our Voisey's Bay royalty.

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Current Stockholders

        Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "RGLD" and on the TSX under the symbol "RGL." The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on NASDAQ for each quarter since July 1, 2011.

		Sales Prices
Fiscal Year:		High	Low
2012	First Quarter (July, Aug., Sept.—2011)	$83.87	$57.04
	Second Quarter (Oct., Nov., Dec.—2011)	$82.70	$58.14
	Third Quarter (Jan., Feb., March—2012)	$78.32	$61.60
	Fourth Quarter (April, May, June—2012)	$80.97	$57.00
2013	First Quarter (July, Aug., Sept.—2012)	$100.71	$71.36
	Second Quarter (Oct., Nov., Dec.—2012)	$100.84	$76.17
	Third Quarter (Jan., Feb., March—2013)	$83.44	$62.67
	Fourth Quarter (April, May, June—2013)	$71.33	$38.63

        As of July 29, 2013, there were 961 stockholders of record of our common stock.

Dividends

        We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.

        For calendar year 2013, our annual dividend is $0.80 per share of common stock and exchangeable shares. We paid the first payment of $0.20 per share on January 18, 2013, to common stockholders and the holders of exchangeable shares of record at the close of business on January 4, 2013. We paid the second payment of $0.20 per share on April 19, 2013, to common stockholders and the holders of exchangeable shares of record at the close of business on April 5, 2013. We paid the third payment of $0.20 per share on July 19, 2013 to common stockholders and holders of exchangeable shares of record at the close of business on July 5, 2013. Subject to board approval, we anticipate paying the fourth payment of $0.20 per share on October 18, 2013, to common shareholders and holders of exchangeable shares of record at the close of business on October 4, 2013.

        For calendar year 2012, we paid an annual dividend of $0.60 per share of common stock and exchangeable shares in four quarterly payments of $0.15 each. We paid the first payment of $0.15 per share on January 20, 2012, to common stockholders and the holders of exchangeable shares of record at the close of business on January 6, 2012. We paid the second payment of $0.15 per share on April 20, 2012, to common stockholders and the holders of exchangeable shares of record at the close of business on April 5, 2012. We paid the third payment of $0.15 per share on July 20, 2012 to common stockholders and holders of exchangeable shares of record at the close of business on July 6, 2012. We paid the fourth payment of $0.15 per share on October 19, 2012, to common shareholders and holders of exchangeable shares of record at the close of business on October 5, 2012.

        For the last two quarters of calendar 2011, we paid dividends of $0.11 per share of common stock and exchangeable shares in each quarter. We paid the third quarter payment of $0.11 per share on July 15, 2011 to common stockholders and holders of exchangeable shares of record at the close of business on July 1, 2011. We paid the fourth quarter payment of $0.11 per share on October 14, 2011, to common shareholders and holders of exchangeable shares of record at the close of business on September 30, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years Ended June 30,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share data)
Royalty revenue(1)	$289,224	$263,054	$216,469	$136,565	$73,771
Operating income	$171,504	$156,888	$118,925	$41,035	$27,292
Net income	$73,409	$98,309	$77,299	$29,422	$41,357
Net income available to Royal Gold common stockholders	$69,153	$92,476	$71,395	$21,492	$38,348
Net income per share available to Royal Gold common stockholders:
Basic	$1.09	$1.61	$1.29	$0.49	$1.09
Diluted	$1.09	$1.61	$1.29	$0.49	$1.07
Dividends declared per common share(2)	$0.75	$0.56	$0.42	$0.34	$0.30

	As of June 30,
	2013	2012	2011	2010	2009
	(Amounts in thousands)
Royalty interests in mineral properties, net	$2,120,268	$1,890,988	$1,690,439	$1,476,799	$455,966
Total assets	$2,905,341	$2,376,366	$1,902,702	$1,865,333	$809,924
Debt	$302,263	$293,248	$226,100	$248,500	$19,250
Total liabilities	$534,705	$512,937	$415,007	$431,785	$49,513
Total Royal Gold stockholders' equity	$2,348,887	$1,838,459	$1,460,162	$1,403,716	$749,441

(1)
Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 10% increase in royalty revenue during fiscal year 2013 when compared to fiscal year 2012 and the 22% increase in royalty revenue during fiscal year 2012 when compared to fiscal year 2011.

(2)
The 2013, 2012, 2011, 2010 and 2009 calendar year dividends were $0.80, $0.60, $0.44, $0.36 and $0.32, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, precious metals streams and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. We use the term "royalty interest" in this Annual Report on Form 10-K to refer to royalties, gold, silver or other metal stream interests, and other similar interests. We seek to acquire existing royalty interests or to finance projects that are in production or in development stage in exchange for royalty interests. In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

        As of June 30, 2013, the Company owned royalties on 36 producing properties, 21 development stage properties and 147 exploration stage properties, of which the Company considers 50 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the development of reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2013, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

        Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver, copper and nickel, together with the amounts of production from our producing stage royalty interests. The price of gold, silver, copper, nickel and other metals have fluctuated widely in recent years and most recently have experienced declines from highs experienced in the first half of our fiscal year 2013. The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and significant declines in the price of gold, silver, copper or nickel could have a material and adverse effect on the Company's results of operations and financial condition.

        For the fiscal years ended June 30, 2013, 2012 and 2011, gold, silver, copper and nickel price averages and percentage of royalty revenues by metal were as follows:

	Fiscal Year Ended
	June 30, 2013		June 30, 2012		June 30, 2011
Metal	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue	Average Price	Percentage of Royalty Revenue
Gold ($/ounce)	$1,605	70%	$1,673	68%	$1,369	64%
Silver ($/ounce)	$28.97	7%	$33.26	7%	$28.61	6%
Copper ($/pound)	$3.48	11%	$3.71	11%	$3.92	10%
Nickel ($/pound)	$7.44	8%	$8.77	11%	$10.86	15%
Other	N/A	4%	N/A	3%	N/A	5%

Operators' Production Estimates by Royalty for Calendar Year 2013

        We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2013. The following table shows such production estimates for our principal producing properties for calendar 2013 as well as the actual production reported to us by the various operators through June 30, 2013. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators' estimates or production reports and have not independently assessed or verified the accuracy of such information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing and development properties.

 Operators' Production Estimate by Royalty for Calendar Year 2013 and Reported Production
Principal Producing Properties
For the period January 1, 2013 through June 30, 2013

	Calendar 2013 Operator's Production Estimate(1)			Reported Production through June 30, 2013(2)
Royalty	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)
Andacollo	63,000	—	—	34,700	—	—
Canadian Malartic	485,000 - 510,000	—	—	159,000	—	—
Cortez GSR1	48,000	—	—	37,600	—	—
Cortez GSR2	16,000	—	—	500	—	—
Cortez GSR3	64,000	—	—	38,100	—	—
Cortez NVR1	53,000	—	—	28,500	—	—
Holt	52,000 - 58,000	—	—	28,400	—	—
Las Cruces
Copper	—	—	151 - 159 million	—	—	68.9 million
Mulatos	180,000 - 200,000	—	—	114,300	—	—
Peñasquito	360,000 - 400,000	20 - 21 million		148,900	9.0 million
Lead			145 - 160 million			61.0 million
Zinc			285 - 305 million			112.2 million
Robinson(3)	N/A	—		28,400	—
Copper			N/A			68.2 million
Voisey's Bay(3)
Copper			N/A			27.0 million
Nickel			N/A			81.2 million
Wolverine(3)	N/A	N/A		6,900	1.6 million

(1)
There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2013 through June 30, 2013, as reported to us by the operators of the mines.

(3)
The Company did not receive calendar 2013 production guidance from the operator.

Historical Production

        The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our royalty interests, as reported to us by the operators of the mines:

Historical Production(1) by Royalty
Principal Producing Properties
For the Fiscal Years Ended June 30, 2013, 2012 and 2011

Royalty	Metal	2013	2012	2011
Andacollo	Gold	68,600 oz.	51,400 oz.	42,300 oz.
Canadian Malartic	Gold	347,000 oz.	297,500 oz.	35,300 oz.
Cortez GSR1	Gold	81,200 oz.	115,900 oz.	191,400 oz.
Cortez GSR2	Gold	900 oz.	800 oz.	800 oz.
Cortez GSR3	Gold	82,100 oz.	116,700 oz.	192,200 oz.
Cortez NVR1	Gold	60,400 oz.	82,000 oz.	120,000 oz.
Holt	Gold	56,400 oz.	41,200 oz.	11,800 oz.
Las Cruces	Copper	153.4 million lbs.	119.1 million lbs.	74.7 million lbs.
Mulatos	Gold	218,000 oz.	169,300 oz.	150,500 oz.
Peñasquito	Gold	371,100 oz.	294,500 oz.	206,700 oz.
	Silver	21.1 million oz.	21.5 million oz.	17.3 million oz.
	Lead	126.3 million lbs.	164.0 million lbs.	132.9 million lbs.
	Zinc	282.3 million lbs.	312.6 million lbs.	217.0 million lbs.
Robinson	Gold	49,100 oz.	31,000 oz.	49,700 oz.
	Copper	146.2 million lbs.	105.3 million lbs.	93.7 million lbs.
Voisey's Bay	Nickel	143.9 million lbs.	131.6 million lbs.	112.5 million lbs.
	Copper	101.9 million lbs.	107.2 million lbs.	67.8 million lbs.
Wolverine	Gold	11,300 oz.	1,300 oz.	900 oz.
	Silver	2.8 million oz.	1.0 million oz.	258,500 oz.

(1)
Historical production relates to the amount of metal sales, subject to our royalty interests for each fiscal year presented, as reported to us by the operators of the mines.

Critical Accounting Policies

        Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Please refer to Note 2 of the notes to consolidated financial statements for a discussion on recently adopted accounting pronouncements.

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

Asset Impairment

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus affecting the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

        Our estimates of gold, silver, copper, nickel and other metal prices, operator's estimates of proven and probable reserves related to our royalty properties, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current market conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests. As part of the Company's regular asset impairment analysis, the Company determined that two insignificant valued exploration stage royalty interests should be written down to zero as of June 30, 2013.

Available-for-Sale Securities

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

        The Company's policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value. Any temporary declines in fair value are recorded as a charge to other comprehensive income. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management's ability and intent to hold the securities until fair value recovers. If such impairment is determined by the Company to be other-than-temporary, the investment's cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other-than-temporary. The new cost basis is not changed for subsequent recoveries in fair value.

        The most significant available-for-sale security is the investment in Seabridge common stock, acquired in June 2011 and discussed in greater detail within Note 3 of our notes to consolidated financial statements. During the fiscal year ended June 30, 2013, the Company corrected the original cost basis of the shares, which was overstated by $2.4 million. Based on the Company's quarterly impairment analysis, including the severity of the market decline in Seabridge common stock during the fiscal year ended June 30, 2013, the Company determined that the impairment of its investment in Seabridge common stock is other-than-temporary. As a result of the impairment, the Company recognized a loss on available-for-sale securities of $12.1 million during our fiscal year ended June 30, 2013. There were no impairments recognized on our available-for-sale securities during our fiscal year ended June 30, 2012. The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge's KSM project.

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

Income Taxes

        The Company accounts for income taxes in accordance with the guidance of ASC 740. The Company's deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. The deferred tax assets and liabilities reflect management's best assessment of estimated future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year's liability by taxing authorities. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The Company's operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution could result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period which they are determined. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Liquidity and Capital Resources

Overview

        At June 30, 2013, we had current assets of $744.5 million compared to current liabilities of $35.1 million for a current ratio of 21 to 1. This compares to current assets of $445.2 million and current liabilities of $15.2 million at June 30, 2012, resulting in a current ratio of approximately 29 to 1. The decrease in our current ratio was primarily attributable to an increase in the amount of foreign withholding taxes payable on certain of our foreign royalty interests. The increase in our foreign withholding taxes payable was partially offset by an increase in our cash and equivalents during the period due to our October 2012 common stock offering as discussed below.

        During the fiscal year ended June 30, 2013, liquidity needs were met from $289.2 million in royalty revenues and our available cash resources. As of June 30, 2013, the Company had $350 million available and no amounts outstanding under its revolving credit facility. The Company was in compliance with each financial covenant under its revolving credit facility as of June 30, 2013. Refer to Note 6 of our notes to consolidated financial statements for further discussion on our debt.

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

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Agreement

        On January 21, 2013, Royal Gold entered into Amendment No. 2 to Fifth Amended and Restated Revolving Credit Agreement (the "Amendment"), which amended the Company's existing Fifth Amended and Restated Revolving Credit Agreement, dated May 30, 2012 (as amended from time to time, the "Revolving Credit Agreement"), among Royal Gold, as the borrower, certain subsidiaries of Royal Gold, as guarantors, HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and ScotiaBank, as syndication agent and joint bookrunner.

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

Dividend Increase

        On November 14, 2012, we announced an increase in our annual dividend for calendar 2013 from $0.60 to $0.80, payable on a quarterly basis of $0.20 per share. The newly declared dividend is 33% higher than the dividend paid during calendar 2012. The first quarter calendar 2013 dividend of $0.20 per share was paid on January 18, 2013, to shareholders of record at the close of business on January 4, 2013. The quarterly dividend of US$0.20 is also payable to holders of exchangeable shares of RG Exchangeco Inc. ("RG Exchangeco").

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

Summary of Cash Flows

Operating Activities

        Net cash provided by operating activities totaled $172.6 million for the fiscal year ended June 30, 2013, compared to $162.2 million for the fiscal year ended June 30, 2012. The increase was primarily due to an increase in proceeds received from our royalty interests, net of production taxes, of approximately $14.8 million. The increase was partially offset by an increase in interest payments made of approximately $5.9 million.

        Net cash provided by operating activities totaled $162.2 million for the fiscal year ended June 30, 2012, compared to $147.0 million for the fiscal year ended June 30, 2011. The increase was primarily due to an increase in proceeds received from our royalty interests, net of production taxes, of approximately $48 million. This increase was partially offset by an increase in tax payments of approximately $20.7 million.

Investing Activities

        Net cash used in investing activities totaled $309.4 million for the fiscal year ended June 30, 2013, compared to $271.4 million for the fiscal year ended June 30, 2012. The increase in cash used in investing activities is primarily due to an increase in acquisitions of royalty interests in mineral properties (primarily Mt. Milligan funding) compared to our fiscal year 2012.

        Net cash used in investing activities totaled $271.4 million for the fiscal year ended June 30, 2012, compared to $306.3 million for the fiscal year ended June 30, 2011. The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions of royalty interests in mineral properties compared to our fiscal year 2011.

Financing Activities

        Net cash provided by financing activities totaled $425.4 million for the fiscal year ended June 30, 2013, compared to cash provided by financing activities of $370.5 million for the fiscal year ended June 30, 2012. The increase is primarily attributable to proceeds received ($472.5 million) from our October 2012 equity offering. During the fiscal year ended June 30, 2013 and 2012, the Company made debt repayments of $0 and $326.1 million, respectively, and paid common stock dividends of $43.9 million and $29.5 million, respectively.

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

Contractual Obligations

        Our contractual obligations as of June 30, 2013, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2019 Notes(1)	$433,825	$10,637	$21,275	$21,275	$380,638

Total	$433,825	$10,637	$21,275	$21,275	$380,638

(1)
Amounts represent principal ($370 million) and estimated interest payments ($63.8 million) assuming no early extinguishment.

        For information on our contractual obligations, see Note 6 of the notes to consolidated financial statements under Part II, Item 8, "Financial Statements and Supplementary Data" of this report. Royal Gold believes it will be able to fund all existing obligations from net cash provided by operating activities.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

Fiscal Year Ended June 30, 2013, Compared with Fiscal Year Ended June 30, 2012

        For the fiscal year ended June 30, 2013, we recorded net income available to Royal Gold common stockholders of $69.2 million, or $1.09 per basic share and diluted share, compared to net income available to Royal Gold common stockholders of $92.5 million, or $1.61 per basic share and diluted share, for the fiscal year ended June 30, 2012. The decrease in our net income available to Royal Gold common stockholders and earnings per share were primarily attributable to an other-than-temporary impairment loss recognized on our available-for-sale securities, an increase in general and administrative expense, an increase in depletion expense, and an increase interest expense associated with our 2019 Notes, each of which are discussed below. The decrease in our earnings per share was also attributable to the issuance of 5.25 million shares of common stock in October 2012 as part of a registered offering. The decrease in our net income available to Royal Gold common stockholders and earnings per share were partially offset by an increase in royalty revenue during the period, which is discussed below.

        For fiscal year ended June 30, 2013, we recognized total royalty revenue of $289.2 million, at an average gold price of $1,605 per ounce, an average silver price of $28.97 per ounce, an average nickel price of $7.44 per pound and an average copper price of $3.48 per pound, compared to total royalty revenue of $263.1 million, at an average gold price of $1,673 per ounce, an average silver price of $33.26 per ounce, an average nickel price of $8.77 per pound and an average copper price of $3.71 per pound, for fiscal year ended June 30, 2012. Royalty revenue and the corresponding production, attributable to our royalty interests, for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 is as follows:

Royalty Revenue and Production Subject to our Royalty Interests
Fiscal Years Ended June 30, 2013 and 2012
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2013		Fiscal Year Ended June 30, 2012
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)	Royalty Revenue	Reported Production(1)
Andacollo	Gold	$82,272	68,600 oz.	$64,075	51,400 oz.
Voisey's Bay		$32,517		$36,030
	Nickel		143.9 million lbs.		131.6 million lbs.
	Copper		101.9 million lbs.		107.2 million lbs.
Peñasquito		$28,005		$28,468
	Gold		371,100 oz.		294,500 oz.
	Silver		21.1 million oz.		21.5 million oz.
	Lead		126.3 million lbs.		164.0 million lbs.
	Zinc		282.3 million lbs.		312.6 million lbs.
Holt	Gold	$19,028	56,400 oz.	$14,966	41,200 oz.
Mulatos	Gold	$17,376	218,000 oz.	$13,794	169,300 oz.
Robinson		$15,664		$11,687
	Gold		49,100 oz.		31,000 oz.
	Copper		146.2 million lbs.		105.3 million lbs.
Cortez	Gold	$8,980	82,100 oz.	$13,160	116,700 oz.
Canadian Malartic	Gold	$8,043	347,000 oz.	$7,133	297,500 oz.
Las Cruces	Copper	$8,012	153.4 million lbs.	$6,448	119.1 million lbs.
Leeville	Gold	$6,893	232,000 oz.	$9,159	305,100 oz.
Wolverine		$6,353		$2,155
	Gold		11,300 oz.		1,300 oz.
	Silver		2.8 million oz.		1.0 million oz.
Dolores		$4,767		$5,323
	Gold		56,700 oz.		61,200 oz.
	Silver		3.2 million oz.		3.1 million oz.
Other(2)	Various	$51,314	N/A	$50,656	N/A

Total Royalty Revenue		$289,224		$263,054

(1)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2013 and June 30, 2012, as reported to us by the operators of the mines.

(2)
Individually, no royalty included within the "Other" category contributed greater than 5% of our total royalty revenue for either period.

        The increase in royalty revenue for the fiscal year ended June 30, 2013, compared with the fiscal year ended June 30, 2012, resulted primarily from reported production increases at Andacollo, Holt, Las Cruces, Mulatos and Robinson and the continued ramp-up at Canadian Malartic and Wolverine. These increases were partially offset by a decrease in the average gold, silver, copper and nickel prices and decreases in reported production at Voisey's Bay (copper), Cortez , Leeville and Dolores. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

        General and administrative expenses increased to $23.7 million for the fiscal year ended June 30, 2013, from $20.4 million for the fiscal year ended June 30, 2012. The increase was primarily due to an increase in legal fees, tax consulting and general consulting fees associated with business development activities during the period.

        Depreciation, depletion and amortization expense increased to $85.0 million for the fiscal year ended June 30, 2013, from $75.0 million for the fiscal year ended June 30, 2012. The increase was primarily attributable to production increases at Andacollo, Holt, Las Cruces, Mulatos and Robinson, which resulted in additional depletion expense of approximately $6.9 million during the period. The increase was also attributable to the continued ramp-up at Canadian Malartic and Wolverine, which resulted in additional depletion expense of approximately $5.0 million during the period. These increases were partially offset by production decreases at Leeville and certain of the Company's non-principal properties, which resulted in a decrease in depletion expense of $1.9 million during the period.

        During the fiscal year ended June 30, 2013, the Company recognized a $12.1 million loss on available-for-sale securities related to an other-than-temporary impairment on its investment in Seabridge common stock. The effect of the recognized loss, net of tax, during the fiscal year ended June 30, 2013, was $0.23 per basic share. Refer to Note 5 of the notes to consolidated financial statements in this Annual Report on Form 10-K for further discussion on the other-than-temporary impairment loss.

        Interest and other expense increased to $25.1 million for the fiscal year ended June 30, 2013, from $7.7 million for the fiscal year ended June 30, 2012. The increase was primarily attributable to interest expense associated with our 2019 Notes issued in June 2012. Interest expense recognized on the 2019 Notes for the fiscal year ended June 30, 2013, was $20.7 million and included the contractual coupon interest ($10.6 million), the accretion of the debt discount ($9.0 million) and amortization of the debt issuance costs ($1.1 million). During the fiscal year ended June 30, 2013, the Company made $10.5 million in interest payments on our 2019 Notes. The Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year.

        During the fiscal year ended June 30, 2013, we recognized income tax expense totaling $63.8 million compared with $54.7 million during the fiscal year ended June 30, 2012. This resulted in an effective tax rate of 46.5% during the current period, compared with 35.8% in the prior period. The increase in the effective tax rate for the twelve months ended June 30, 2013 is primarily related to (i) no tax benefit on the recognized loss on available-for-sale securities, (ii) an increase in tax expense associated with the increase in foreign currency exchange gains, and (iii) an increase in tax expense related to changes in estimates for uncertain tax positions. Excluding the recognized loss on available-for-sale securities, the effective tax rate for the fiscal year ended June 30, 2013 would have been 40.9%.

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
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2012		Fiscal Year Ended June 30, 2011
Royalty	Metal(s)	Royalty Revenue	Reported Production(1)	Royalty Revenue	Reported Production(1)
Andacollo	Gold	$64,075	51,400 oz.	$43,604	42,300 oz.
Voisey's Bay		$36,030		$32,677
	Nickel		131.6 million lbs.		112.5 million lbs.
	Copper		107.2 million lbs.		67.8 million lbs.
Peñasquito		$28,468		$21,540
	Gold		294,500 oz.		206,700 oz.
	Silver		21.5 million oz.		17.3 million oz.
	Lead		164.0 million lbs.		132.9 million lbs.
	Zinc		312.6 million lbs.		217.0 million lbs.
Holt	Gold	$14,966	41,200 oz.	$3,190	11,800 oz.
Mulatos	Gold	$13,794	169,300 oz.	$10,152	150,500 oz.
Cortez	Gold	$13,160	116,700 oz.	$17,240	192,200 oz.
Robinson		$11,687		$12,377
	Gold		31,000 oz.		49,700 oz.
	Copper		105.3 million lbs.		93.7 million lbs.
Leeville	Gold	$9,159	305,100 oz.	$10,692	443,300 oz.
Canadian Malartic	Gold	$7,133	297,500 oz.	$797	35,300 oz.
Las Cruces	Copper	$6,448	119.1 million lbs.	$4,467	74.7 million lbs.
Dolores		$5,323		$4,457
	Gold		61,200 oz.		60,000 oz.
	Silver		3.1 million oz.		2.6 million oz.
Wolverine		$2,155		$667
	Gold		1,300 oz.		900 oz.
	Silver		1.0 million oz.		258,500 oz.
Other(2)	Various	$50,656	N/A	$54,609	N/A

Total Royalty Revenue		$263,054		$216,469

(1)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2012 and June 30, 2011, as reported to us by the operators of the mines.

(2)
Individually, no royalty included within the "Other" category contributed greater than 5% of our total royalty revenue for either period.

        The increase in royalty revenue for the fiscal year ended June 30, 2012, compared with the fiscal year ended June 30, 2011, resulted primarily from an increase in the average gold and silver prices, increased reported production at Andacollo, Voisey's Bay, Mulatos and Dolores, the continued ramp-up at Peñasquito, Holt, Las Cruces, Canadian Malartic and Wolverine. These increases were partially offset during the period due to decreases in reported production at Cortez, Leeville and Robinson. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

        Depreciation, depletion and amortization expense increased to $75.0 million for the fiscal year ended June 30, 2012, from $67.4 million for the fiscal year ended June 30, 2011. The increase was primarily attributable to an increase in production at Andacollo, Voisey's Bay and Las Cruces, which resulted in additional depletion expense of approximately $8.3 million during the period. The increase was also attributable to the continued ramp-up at Holt and Canadian Malartic, which resulted in additional depletion expense of approximately $4.3 million during the period. These increases were partially offset by a decrease in depletion at Taparko of approximately $4.3 million, which was due to the dollar cap being met during fiscal year 2011.

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

Forward-Looking Statements

        Cautionary "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold royalty interests; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests. Words such as "may," "could," "should," "would," "believe," "estimate," "expect," "anticipate," "plan," "forecast," "potential," "intend," "continue," "project" and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made. Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

  •
  changes in gold and other metals prices on which our royalty interests are paid or changes in prices of the primary metals mined at properties where we hold royalty interests;

  •
  the production at or performance of properties where we hold royalty interests;

  •
  the ability of operators to bring projects, particularly development stage properties, into production on schedule or operate in accordance with feasibility studies;

  •
  challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of indigenous populations, non-governmental organizations or other third parties;

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

  •
  changes in management and key employees; and

  •
  failure to complete future acquisitions.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies. Please see "Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and reduce our revenues. Certain contracts governing our royalty interests have features that may amplify the negative effects of a drop in metal prices," under Part I, Item 1A, Risk Factors, of this report for more information on factors that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

        During the fiscal year ended June 30, 2013, we reported royalty revenues of $289.2 million, with an average gold price for the period of $1,605 per ounce, an average silver price for the period of $28.97 per ounce, an average copper price of $3.48 per pound and an average nickel price of $7.44 per pound. Approximately 70% of our total recognized revenues for the fiscal year ended June 30, 2013 were attributable to gold sales from our gold producing interests, as shown within the MD&A. For the fiscal year ended June 30, 2013, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $22.6 million and $22.2 million, respectively.

        Approximately 7% of our total recognized revenues for the fiscal year ended June 30, 2013 were attributable to silver sales from our silver producing interests. For the fiscal year ended June 30, 2013, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $2.3 million.

        Approximately 11% of our total recognized revenues for the fiscal year ended June 30, 2013 were attributable to copper sales from our copper producing interests. For the fiscal year ended June 30, 2013, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $3.6 million.

        Approximately 8% of our total recognized revenues for the fiscal year ended June 30, 2013 were attributable to nickel sales from our nickel producing interests. For the fiscal year ended June 30, 2013, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $3.3 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Royal Gold, Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 8, 2013

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands except share data)

	2013	2012
ASSETS
Cash and equivalents	$664,035	$375,456
Royalty receivables	50,385	53,946
Income tax receivable	15,158	11,046
Prepaid expenses and other current assets	14,919	4,760

Total current assets	744,497	445,208
Royalty interests in mineral properties, net (Note 4)	2,120,268	1,890,988
Available-for-sale securities (Note 5)	9,695	15,015
Other assets	30,881	25,155

Total assets	$2,905,341	$2,376,366

LIABILITIES
Accounts payable	$2,838	$2,615
Dividends payable	13,009	8,947
Foreign withholding taxes payable	15,518	224
Other current liabilities	3,720	3,423

Total current liabilities	35,085	15,209
Debt (Note 6)	302,263	293,248
Deferred tax liabilities	174,267	182,037
Uncertain tax positions (Note 11)	21,166	19,469
Other long-term liabilities	1,924	2,974

Total liabilities	534,705	512,937

Commitments and contingencies (Note 15)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 64,184,036 and 58,614,221 shares outstanding, respectively	642	586
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,139,420 and 1,007,823 redeemed shares, respectively	29,365	35,156
Additional paid-in capital	2,142,173	1,656,357
Accumulated other comprehensive (loss)	(4,572)	(13,763)
Accumulated earnings	181,279	160,123

Total Royal Gold stockholders' equity	2,348,887	1,838,459
Non-controlling interests	21,749	24,970

Total equity	2,370,636	1,863,429

Total liabilities and equity	$2,905,341	$2,376,366

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

For The Years Ended June 30,

(In thousands except share data)

	2013	2012	2011
Royalty revenues	$289,224	$263,054	$216,469
Costs and expenses
General and administrative	23,690	20,393	21,106
Production taxes	9,010	9,444	9,039
Depreciation, depletion and amortization	85,020	75,001	67,399
Restructuring on royalty interests in mineral properties	—	1,328	—

Total costs and expenses	117,720	106,166	97,544

Operating income	171,504	156,888	118,925
Loss on available-for-sale securities	(12,121)	—	—
Interest and other income	2,902	3,836	5,088
Interest and other expense	(25,117)	(7,705)	(7,740)

Income before income taxes	137,168	153,019	116,273
Income tax expense	(63,759)	(54,710)	(38,974)

Net income	73,409	98,309	77,299
Net income attributable to non-controlling interests	(4,256)	(5,833)	(5,904)

Net income available to Royal Gold common stockholders	$69,153	$92,476	$71,395

Net income	$73,409	$98,309	$77,299
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available for sale securities	(4,526)	(13,817)	89
Recognized loss on available-for-sale securities	13,716	—	—

Comprehensive income	82,599	84,492	77,388
Comprehensive income attributable to non-controlling interests	(4,256)	(5,833)	(5,904)

Comprehensive income attributable to Royal Gold stockholders	$78,343	$78,659	$71,484

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$1.09	$1.61	$1.29

Basic weighted average shares outstanding	63,250,247	57,220,040	55,053,204

Diluted earnings per share	$1.09	$1.61	$1.29

Diluted weighted average shares outstanding	63,429,822	57,463,850	55,323,410

Cash dividends declared per common share	$0.75	$0.56	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2013, 2012 and 2011

(In thousands except share data)

	Royal Gold Stockholders
			Exchangeable Shares
	Common Shares					Accumulated Other Comprehensive Income (Loss)		Treasury Stock
					Additional Paid-In Capital		Accumulated Earnings			Non- controlling interests	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at June 30, 2010	53,324,171	$534	1,630,109	$71,741	$1,284,087	$(34)	$51,862	96,675	$(4,474)	$29,832	$1,433,548
Issuance of common stock for:
Exchange of exchangeable shares	724,314	6	(724,314)	(31,877)	31,871	—	—	—	—	—	—
Retirement of treasury stock	(22,245)	(1)	—	—	(4,502)	—	—	(96,675)	4,474	—	(29)
Stock-based compensation and related share issuances	205,547	4	—	—	8,241	—	—	—	—	—	8,245
Net income	—	—	—	—	—	—	71,395	—	—	5,904	77,299
Other comprehensive income	—	—	—	—	—	88	—	—	—	—	88
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	(8,203)	(8,203)
Dividends declared	—	—	—	—	—	—	(23,253)	—	—	—	(23,253)

Balance at June 30, 2011	54,231,787	$543	905,795	$39,864	$1,319,697	$54	$100,004	—	$—	$27,533	$1,487,695
Issuance of common stock for:
Equity offering	4,000,000	40	—	—	267,393	—	—	—	—	—	267,433
Exchange of exchangeable shares	106,969	1	(106,969)	(4,708)	4,707	—	—	—	—	—	—
2019 convertible senior notes, net of tax	—	—	—	—	47,605	—	—	—	—	—	47,605
Stock-based compensation and related share issuances	275,465	2	—	—	16,955	—	—	—	—	—	16,957
Net income	—	—	—	—	—	—	92,476	—	—	5,833	98,309
Other comprehensive income (loss)	—	—	—	—	—	(13,817)	—	—	—	—	(13,817)
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	(8,396)	(8,396)
Dividends declared	—	—	—	—	—	—	(32,357)	—	—	—	(32,357)

Balance at June 30, 2012	58,614,221	$586	798,826	$35,156	$1,656,357	$(13,763)	$160,123	—	$—	$24,970	$1,863,429
Issuance of common stock for:
Equity offering	5,250,000	53	—	—	471,815	—	—	—	—	—	471,868
Exchange of exchangeable shares	131,597	1	(131,597)	(5,791)	5,790	—	—	—	—	—	—
Other	—	—	—	—	765	—	—	—	—	—	765
Stock-based compensation and related share issuances	188,218	2	—	—	7,446	—	—	—	—	—	7,448
Net income	—	—	—	—	—	—	69,153	—	—	4,256	73,409
Other comprehensive income	—	—	—	—	—	9,191	—	—	—	—	9,191
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	(7,477)	(7,477)
Dividends declared	—	—	—	—	—	—	(47,997)	—	—	—	(47,997)

Balance at June 30, 2013	64,184,036	$642	667,229	$29,365	$2,142,173	$(4,572)	$181,279	—	$—	$21,749	$2,370,636

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$73,409	$98,309	$77,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	85,020	75,001	67,399
Non-cash employee stock compensation expense	5,701	6,507	6,494
Gain on distribution to non-controlling interest	(2,837)	(3,725)	(3,258)
Amortization of debt discount	9,015	—	—
Recognized loss on available-for-sale securities	12,121	—	—
Restructuring on royalty interests in mineral properties	—	1,328	—
Tax benefit of stock-based compensation exercises	(2,966)	(6,348)	(1,325)
Deferred tax expense (benefit)	(11,419)	1,571	(5,136)
Other	100	2,117	—
Changes in assets and liabilities:
Royalty receivables	3,562	(5,118)	(8,465)
Prepaid expenses and other assets	(12,300)	88	2,247
Accounts payable	113	530	(930)
Foreign withholding taxes payable	15,294	19	205
Income taxes payable (receivable)	(3,127)	(7,179)	5,527
Other liabilities	944	(936)	6,900

Net cash provided by operating activities	$172,630	$162,164	$146,957

Cash flows from investing activities:
Acquisition of royalty interests in mineral properties	(314,262)	(276,683)	(280,009)
Acquisition of available for sale securities	—	—	(28,574)
Proceeds on sale of inventory—restricted	4,916	5,514	5,097
Deferred acquisition costs	—	(11)	(117)
Other	(96)	(176)	(2,660)

Net cash used in investing activities	$(309,442)	$(271,356)	$(306,263)

Cash flows from financing activities:
Net proceeds from debt	—	457,023	18,532
Repayment of debt	—	(326,100)	(41,900)
Net proceeds from issuance of common stock	473,771	271,536	—
Common stock dividends	(43,934)	(29,504)	(22,130)
Distribution to non-controlling interests	(7,412)	(8,810)	(7,158)
Tax benefit of stock-based compensation exercises	2,966	6,348	1,325
Other	—	—	(54)

Net cash provided by (used in) financing activities	$425,391	$370,493	$(51,385)

Net increase (decrease) in cash and equivalents	288,579	261,301	(210,691)

Cash and equivalents at beginning of period	375,456	114,155	324,846

Cash and equivalents at end of period	$664,035	$375,456	$114,155

See
Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, precious metals streams and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any, and we use the term "royalty interest" in these notes to the consolidated financial statements to refer to royalties, gold, silver or other metal stream interests, and other similar interests.

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

Available-for-Sale Securities

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

        The Company's policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value. Any temporary declines in fair value are recorded as a charge to other comprehensive income. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management's ability and intent to hold the securities until fair value recovers. If such impairment is determined by the Company to be other-than-temporary, the investment's cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other-than-temporary. The new cost basis is not changed for subsequent recoveries in fair value. Refer to Note 5 for further discussion on our available-for-sale securities.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (Continued)

        Our estimates of gold, silver, copper, nickel and other metal prices, operator's estimates of proven and probable reserves related to our royalty interests, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests. As part of the Company's regular asset impairment analysis, the Company determined that two insignificant valued exploration stage royalty interests should be written down to zero as of June 30, 2013.

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

amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. The deferred tax assets and liabilities reflect management's best assessment of estimated future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year's liability by taxing authorities. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The Company's operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution could result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period which they are determined. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the guidance of ASC 718. The Company recognizes all share-based payments to employees, including grants of employee stock options, stock-settled stock appreciation rights ("SSARs"), restricted stock and performance stock, in its financial statements based upon their fair values.

Operating Segments and Geographical Information

        The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty interests. Royal Gold's royalty revenue and long-lived assets (royalty interests in mineral properties, net) are geographically distributed as shown in the following table.

	Royalty Revenue			Royalty Interests in Mineral Property, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2013	2012	2011	2013	2012	2011
Chile	29%	25%	21%	30%	35%	40%
Canada	24%	24%	19%	52%	43%	36%
Mexico	19%	20%	18%	7%	9%	11%
United States	17%	18%	24%	4%	5%	3%
Australia	4%	5%	5%	3%	3%	5%
Africa	3%	4%	9%	1%	1%	2%
Other	4%	4%	4%	3%	4%	3%

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

Recently Adopted Accounting Standards

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which amends the Comprehensive Income Topic of the Accounting Standards Codification. The updated standard requires the presentation of information out of accumulated other comprehensive income. ASU 2013-02 is effective for the Company's fiscal year beginning July 1, 2013, but early adoption is permitted. The Company elected to early adopt ASU 2013-02. The adoption of ASU 2013-02 did not have an impact on the Company's consolidated financial position or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has elected the single continuous statement of comprehensive income. Pursuant to ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting for Standards Update

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (Continued)

No. 2011-05, the provisions of ASU 2011-05 became effective for the Company's fiscal year beginning July 1, 2012. Since ASU 2011-05 addresses financial presentation only, its adoption did not impact the Company's consolidated financial position or results of operations.

3. ACQUISITIONS

Mt. Milligan II and III Gold Stream Acquisitions

        On December 14, 2011, Royal Gold and one of its wholly-owned subsidiaries entered into an Amended and Restated Purchase and Sale Agreement with Thompson Creek Metals Company Inc. ("Thompson Creek") and one of its wholly-owned subsidiaries. Among other things, Royal Gold agreed to purchase an additional 15% of the payable ounces of gold from the Mt. Milligan copper-gold project in exchange for payment advances totaling $270 million, of which $112 million was paid on December 19, 2011, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold, as discussed further below (the "Milligan II Acquisition").

        On August 8, 2012, Royal Gold entered into an amendment to its purchase and sale agreement with Thompson Creek whereby Royal Gold, among other things, agreed to purchase an additional 12.25% of the payable gold from the Mt. Milligan copper-gold project in exchange for a total of $200 million, of which $75 million was paid shortly after closing, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold, as discussed further below (the "Milligan III Acquisition"). Thompson Creek intends to use the proceeds from the Milligan II and the Milligan III Acquisition to finance a portion of the construction of the Mt. Milligan project and related costs. Under the Milligan III Acquisition, Royal Gold increased its aggregate pre-production commitment in the Mt. Milligan project from $581.5 million to $781.5 million and agreed to purchase a total of 52.25% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold).

        As of June 30, 2013, the Company has paid $768.6 million of the aggregate pre-production commitment of $781.5 million. The final remaining scheduled quarterly payment of $12.9 million is due September 1, 2013. Royal Gold's obligation to make this quarterly payment is subject to the satisfaction of certain conditions included in the agreement governing the Milligan III Acquisition (including that the aggregate amount of historical payments made by Royal Gold plus the final quarterly payment is less than the aggregate costs of developing the Mt. Milligan project incurred or accrued by Thompson Creek as of the date of the quarterly payment).

        The Mt. Milligan acquisitions have been accounted for as an asset acquisition. The $768.6 million paid as part of the aggregate pre-production commitment of $781.5 million, plus direct transaction costs, have been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets.

Acquisition of Royalty Options on the Kerr-Sulphurets-Mitchell Project and Investment in Seabridge Gold, Inc.

        On June 16, 2011, the Company, through its wholly-owned subsidiary RG Exchangeco Inc., ("RG Exchangeco") entered into a Subscription Agreement and an Option Agreement with Seabridge

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

Gold, Inc. ("Seabridge") to (i) make a $30.7 million (C$30 million) initial equity investment in the common shares of Seabridge, (ii) acquire an option to purchase a 1.25% net smelter return royalty (the "Initial Royalty") on all of the gold and silver production from the Kerr-Sulphurets-Mitchell project (the "Project") in northwest British Columbia, (iii) acquire an option to make a second equity investment in the common shares of Seabridge of up to C$18 million and (iv) acquire a second option to increase the Initial Royalty to a 2.00% net smelter return royalty (the "Increased Royalty").

        Pursuant to the Subscription Agreement, on June 29, 2011, the Company purchased 1,019,000 common shares of Seabridge (the "Initial Shares") in a private placement for $30.7 million (C$30 million) at a per share price equal to $30.14 (C$29.4), which represented a premium of 15% to the volume weighted average trading price of the Seabridge common shares on the Toronto Stock Exchange ("TSX") for the five trading day period that ended June 14, 2011.

        Pursuant to the Option Agreement (as amended by the Amending Agreement dated October 28, 2011, the "Option Agreement"), by having held the Initial Shares for more than 270 days from the date they were acquired, the Company obtained the right to purchase the Initial Royalty for C$100 million, payable in three installments over a 540 day period, subject to currency rate adjustments. As of June 30, 2013, the Company continues to hold the Initial Shares but has not exercised its option to acquire the Initial Royalty.

        On December 13, 2012, RG Exchangeco exercised its option to make a second equity investment in the common shares of Seabridge and purchased 1,004,491 common shares of Seabridge (the "Additional Shares") at a 15% premium to the volume weighted-average trading price of the Seabridge common shares on the TSX for a five day trading period that ended December 11, 2012, for $18.3 million (C$18.0 million). Effective December 13, 2012, the Company entered into a Second Amending Agreement (the "Seabridge Amendment") to the Option Agreement to, among other things, remove the 270 day minimum holding period applicable to the Additional Shares.

        Upon the Company's purchase of the Additional Shares, the Company obtained the right, under the Option Agreement, as amended by the Seabridge Amendment, to purchase the Increased Royalty for C$60 million, payable in three installments over a 540 day period. Accordingly, the Company now holds the right to purchase either a 1.25% NSR royalty on all of the gold and silver production from the Project for C$100 million, or a 2.0% NSR royalty for C$160 million. Royal Gold sold the Additional Shares in a private transaction to an unrelated party for $14.6 million (C$14.4 million) on December 13, 2012.

        The options to purchase the Initial Royalty and the Increased Royalty will remain exercisable by the Company for 60 days following the Company's satisfaction that, among other items, the Project has received all material approvals and permits and that Seabridge has demonstrated that it has sufficient funding for construction of and commencement of commercial production from the Project.

        The investment in Seabridge and the Project was accounted for as an asset purchase. As such, the Company has recorded the Initial Shares as an investment in Available-for-sale securities on the consolidated balance sheets; refer to Note 5 for further detail on our investment in available for sale securities. The 15% premium on the Initial Shares and Additional Shares, which represented the value of the option to acquire the Initial Royalty and Increased Royalty, plus direct acquisition costs, has been recorded within Other assets on the consolidated balance sheets. The purchase and same day sale of the Additional Shares resulted in a realized loss on trading securities of approximately $1.3 million,

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

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

        The acquisition of the Ruby Hill royalty interest has been accounted for as an asset acquisition. The total purchase price of $38 million, plus direct transaction costs, has been recorded as a component of Royalty interests in mineral properties, net in our consolidated balance sheets. We have allocated $24.3 million as a production stage royalty interest and $13.7 million as an exploration stage royalty interest.

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

        The Tulsequah Chief acquisition has been accounted for as an asset acquisition. The $10 million paid at closing, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty interests in mineral properties, net on our consolidated balance sheets. As of June 30, 2013, Royal Gold has $50 million remaining in Additional Payments to Chieftain.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY INTERESTS IN MINERAL PROPERTIES

        The following summarizes the Company's principal royalty interests in mineral properties as of June 30, 2013 and 2012:

As of June 30, 2013 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(44,317)	$228,681
Voisey's Bay	150,138	(51,881)	98,257
Peñasquito	99,172	(12,393)	86,779
Las Cruces	57,230	(11,713)	45,517
Mulatos	48,092	(24,545)	23,547
Wolverine	45,158	(7,891)	37,267
Dolores	44,878	(8,186)	36,692
Canadian Malartic	38,800	(6,320)	32,480
Holt	34,612	(6,564)	28,048
Gwalia Deeps	31,070	(7,194)	23,876
Inata	24,871	(9,303)	15,568
Ruby Hill	24,335	(3,054)	21,281
Leeville	18,322	(15,484)	2,838
Robinson	17,825	(11,224)	6,601
Cortez	10,630	(9,716)	914
Other	190,702	(121,654)	69,048

	1,108,833	(351,439)	757,394
Development stage royalty interests:
Mt. Milligan	770,093	—	770,093
Pascua-Lama	372,105	—	372,105
Other	43,352	—	43,352

	1,185,550	—	1,185,550
Exploration stage royalty interests	177,324	—	177,324

Total royalty interests in mineral properties	$2,471,707	$(351,439)	$2,120,268

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY INTERESTS IN MINERAL PROPERTIES (Continued)

As of June 30, 2012 (Amounts in thousands):	Cost	Restructuring	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$—	$(27,345)	$245,653
Voisey's Bay	150,138	—	(33,192)	116,946
Peñasquito	99,172	—	(9,075)	90,097
Las Cruces	57,230	—	(6,499)	50,731
Mulatos	48,092	—	(18,721)	29,371
Wolverine	45,158	—	(1,625)	43,533
Dolores	44,878	—	(6,021)	38,857
Canadian Malartic	38,800	—	(3,292)	35,508
Gwalia Deeps	28,119	—	(4,398)	23,721
Holt	25,428	—	(2,980)	22,448
Inata	24,871	—	(7,320)	17,551
Ruby Hill	24,321	—	(287)	24,034
Leeville	18,322	—	(14,436)	3,886
Robinson	17,825	—	(9,872)	7,953
Cortez	10,630	—	(9,673)	957
Other	184,142	—	(111,818)	72,324

	1,090,124	—	(266,554)	823,570
Development stage royalty interests:
Mt. Milligan	455,943	—	—	455,943
Pascua-Lama	372,105	—	—	372,105
Other	40,022	(1,328)	—	38,694

	868,070	(1,328)	—	866,742
Exploration stage royalty interests	200,676	—	—	200,676

Total royalty interests in mineral properties	$2,158,870	$(1,328)	$(266,554)	$1,890,988

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. AVAILABLE-FOR-SALE SECURITIES

        The Company's available-for-sale securities as of June 30, 2013 and 2012 consist of the following:

	As of June 30, 2013
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$14,064	—	(4,509)	$9,555
Other	203	—	(63)	140

	$14,267	$—	$(4,572)	$9,695

	As of June 30, 2012
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$28,574	—	(13,716)	$14,858
Other	203	—	(46)	157

	$28,777	$—	$(13,762)	$15,015

        The most significant available-for-sale security is the investment in Seabridge common stock, acquired in June 2011 and discussed in greater detail within Note 3 of our notes to consolidated financial statements. During the fiscal year ended June 30, 2013, the Company corrected the original cost basis of the shares, which was overstated by $2.4 million. Based on the Company's quarterly impairment analysis, including the severity of the market decline in Seabridge common stock during the third quarter of our fiscal year ended June 30, 2013, the Company determined that the impairment of its investment in Seabridge common stock is other-than-temporary. As a result of the impairment, the Company recognized a loss on available-for-sale securities of $12.1 million during the third quarter of our fiscal year ended June 30, 2013. The recognized loss has been reclassified out of comprehensive income. There were no impairments recognized on our available-for-sale securities during our fiscal year ended June 30, 2012. The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge's KSM project.

6. DEBT

        The Company's debt as of June 30, 2013 and 2012 consists of the following:

	As of June 30, 2013	As of June 30, 2012
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$302,263	$293,248

Total debt	$302,263	$293,248

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

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

        The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, which began on December 15, 2012. The 2019 Notes mature on June 15, 2019.

        The 2019 Notes may be converted at the option of the holder on any day prior to the close of business on the business day immediately preceding March 15, 2019, in multiples of $1,000 principal amount, under any of the following circumstances: (1) during any fiscal quarter beginning after June 30, 2012, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day; (3) upon the occurrence of certain corporate events specified in the indenture governing the 2019 Notes; or (4) if the Company calls any 2019 Notes for redemption, at any time until the close of business on the business day preceding the redemption date. On or after March 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date of June 15, 2019, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

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

        In accordance with FASB Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options ("ASC 470-20"), we separately accounted for the liability and equity components of our 2019 Notes. The estimated fair value of the liability component at the date of issuance was $293.0 million, and was calculated based on the fair value of similar debt instruments that do not include a conversion feature. The equity component of $77.0 million was recognized as a debt discount and recorded as Additional paid-in capital on our consolidated balance sheets. The debt discount represents the difference between the $370 million principal amount of the 2019 Notes and the $293.0 million estimated fair value of the liability component at the date of issuance. The debt discount will be amortized over the expected life of a similar liability without the equity component. We determined this expected life to be equal to the term of the 2019 Notes, resulting in an amortization period for seven years, ending on June 15, 2019. The effective interest rate used to amortize the debt discount is approximately 6.64%, which was based on our estimated non-convertible borrowing rate as of the date the 2019 Notes were issued. Issuance costs of approximately $11.0 million related to the issuance of the 2019 Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs.

        The net carrying amount of the liability component of the 2019 Notes was $302.3 million and $293.2 million as of June 30, 2013 and 2012, respectively. Interest expense recognized on the 2019 Notes for the fiscal years ended June 30, 2013 and 2012 was approximately $20.7 million and $0.6 million, respectively, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs. During the fiscal year ended June 30, 2013 and 2012, the Company made $10.5 million and $0, respectively, in interest payments on our 2019 Notes.

Revolving credit facility

        The Company maintains a $350 million revolving credit facility. Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.75% to 3.0%, based on Royal Gold's leverage ratio. As of June 30, 2013, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.75%. Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty. As of June 30, 2013, Royal Gold had no amounts outstanding under the revolving credit facility.

        On January 21, 2013, Royal Gold entered into Amendment No. 2 to Fifth Amended and Restated Revolving Credit Agreement (the "Amendment"), which amended the Company's existing Fifth Amended and Restated Revolving Credit Agreement, dated May 30, 2012 (as amended from time to

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

time, the "Revolving Credit Agreement"), among Royal Gold, as the borrower, certain subsidiaries of Royal Gold, as guarantors, HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and ScotiaBank, as syndication agent and joint bookrunner.

        The Amendment revised the Revolving Credit Agreement to, among other things, (i) remove the current ratio, interest coverage ratio and debt service coverage ratio financial covenants, (ii) add a financial covenant requiring the Company to maintain a secured debt ratio below a certain level, (iii) increase the amount of unsecured indebtedness the Company is permitted to incur subject to its pro forma compliance with a leverage ratio test and to allow certain prepayments, refinancing and replacement of such unsecured indebtedness, (iv) increase the interest rate for borrowings under the Revolving Credit Agreement when the leverage ratio exceeds 3.0 to 1.0, and (v) take certain acquisitions into account in determining compliance with financial covenants. Except as set forth in the Amendment, all other terms and conditions of the Revolving Credit Agreement remain in full force and effect. At June 30, 2013, the Company was in compliance with each financial covenant.

7. STOCK-BASED COMPENSATION

        In November 2004, the Company adopted the Omnibus Long-Term Incentive Plan ("2004 Plan"). Under the 2004 Plan, 2,600,000 shares of common stock have been authorized for future grants to officers, directors, key employees and other persons. The 2004 Plan provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, SSARs and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2004 Plan may be non-qualified stock options or incentive stock options.

        The Company recognized stock-based compensation expense as follows:

	For the Fiscal Years Ended June 30,
	2013	2012	2011
	(Amounts in thousands)
Stock options	$456	$446	$415
Stock appreciation rights	1,107	1,219	815
Restricted stock	3,240	2,757	2,165
Performance stock	898	2,085	3,099

Total stock-based compensation expense	$5,701	$6,507	$6,494

        Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

        As of June 30, 2013, there were 932,615 shares of common stock reserved for future issuance under the 2004 Plan.

Stock Options and Stock Appreciation Rights

        Stock option and SSARs awards are granted with an exercise price equal to the closing market price of the Company's stock at the date of grant. Stock option and SSARs awards granted to officers,

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

key employees and other persons vest based on one to three years of continuous service. Stock option and SSARs awards have 10 year contractual terms.

        To determine stock-based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black-Scholes-Merton ("Black-Scholes") option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during the fiscal year 2013, 2012 and 2011 grants are noted in the following table:

	Stock Options			SSARs
	2013	2012	2011	2013	2012	2011
Weighted-average expected volatility	43.1%	45.1%	46.8%	43.7%	45.3%	46.0%
Weighted-average expected life in years	5.5	5.7	5.7	6.4	6.1	6.0
Weighted-average dividend yield	0.86%	0.76%	0.89%	0.90%	0.76%	0.89%
Weighted-average risk free interest rate	0.8%	1.1%	1.7%	1.0%	1.2%	1.8%

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

Stock Options

        A summary of stock option activity under the 2004 Plan for the fiscal year ended June 30, 2013, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2012	166,050	$36.46
Granted	19,904	$72.87
Exercised	(65,341)	$29.14
Forfeited	(1,300)	$75.32

Outstanding at June 30, 2013	119,313	$46.12	6.0	$775

Exercisable at June 30, 2013	84,021	$37.16	4.9	$775

        The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2013, 2012 and 2011, was $26.76, $27.23 and $20.56, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2013, 2012 and 2011, were $4.1 million, $8.7 million, and $0.7 million, respectively.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested stock options for the fiscal year ended June 30, 2013, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2012	34,597	$24.35
Granted	19,904	$26.76
Vested	(17,909)	$23.87
Forfeited	(1,300)	$27.55

Non-vested at June 30, 2013	35,292	$25.83

        As of June 30, 2013, there was approximately $0.5 million of total unrecognized stock-based compensation expense related to non-vested stock options granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.7 years.

SSARs

        A summary of SSARs activity under the 2004 Plan for the fiscal year ended June 30, 2013, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2012	191,216	$49.93
Granted	55,421	$74.86
Exercised	(66,453)	$43.48
Forfeited	(17,900)	$75.32

Outstanding at June 30, 2013	162,284	$49.93	7.5	$195

Exercisable at June 30, 2013	87,084	$50.10	6.7	$195

        The weighted-average grant date fair value of SSARs granted during the fiscal years ended June 30, 2013, 2012 and 2011 was $29.78, $28.04 and $20.87, respectively. The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2013, 2012 and 2011, were $3.5 million, $0, and $0, respectively.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested SSARs for the fiscal year ended June 30, 2013, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2012	86,573	$24.75
Granted	55,421	$29.78
Vested	(48,894)	$24.39
Forfeited	(17,900)	$30.01

Non-vested at June 30, 2013	75,200	$27.44

        As of June 30, 2013, there was approximately $1.3 million of total unrecognized stock-based compensation expense related to non-vested SSARs granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.7 years.

Other Stock-based Compensation

Performance Shares

        During fiscal 2013, officers and certain employees were granted 48,600 shares of restricted common stock that can be earned only if a single pre-defined performance goal is met within five years of the date of grant ("Performance Shares"). If the performance goal is not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. For Performance Shares granted during fiscal year 2013, there is a single pre-defined performance goal, which is growth of adjusted free cash flow on a per share, trailing twelve month basis.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested Performance Shares for the fiscal year ended June 30, 2013, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2012	64,700	$60.09
Granted	48,600	$73.80
Vested	—	$—
Forfeited	(5,450)	$61.38

Non-vested at June 30, 2013	107,850	$66.20

        As of June 30, 2013, total unrecognized stock-based compensation expense related to Performance Shares was approximately $2.5 million, which is expected to be recognized over the average remaining vesting period of 1.8 years.

Restricted Stock

        As defined in the 2004 Plan, officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone ("Restricted Stock"). During fiscal 2013, officers and certain employees were granted 30,800 shares of Restricted Stock. Restricted Stock awards granted to officers and certain employees vest over three years beginning after a two-year holding period from the date of grant with one-third of the shares vesting in years three, four and five, respectively. Also during fiscal year 2013, our non-executive directors were granted 13,050 shares of Restricted Stock. The non-executive directors' shares of Restricted Stock vest as to 50% immediately and 50% one year after the date of grant.

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

        A summary of the status of the Company's non-vested Restricted Stock for fiscal year ended June 30, 2013, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2012	237,551	$42.93
Granted	43,850	$73.63
Vested	(86,695)	$37.73

Non-vested at June 30, 2013	194,706	$52.15

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

        As of June 30, 2013, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $5.2 million, which is expected to be recognized over the weighted-average vesting period of 3.4 years.

8. STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2013 and 2012.

Common Stock Issuances

Fiscal Year 2013

        During the fiscal year ended June 30, 2013, options to purchase 65,341 shares were exercised, resulting in proceeds of approximately $1.9 million.

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

Exchangeable Shares

        In connection with acquisition of International Royalty Corporation ("IRC") in February 2010, certain holders of IRC common stock received exchangeable shares of RG Exchangeco for each share of IRC common stock held. The exchangeable shares are convertible at any time, at the option of the holder, into shares of Royal Gold common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Royal Gold common stock.

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

        Under the Rights Agreement, each stockholder of the Company holds one preferred stock purchase right (a "Right") for each share of Company common stock held. The Rights generally become exercisable only in the event that an acquiring party accumulates 15 percent or more of the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

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

9. RESTRUCTURING ON ROYALTY INTERESTS IN MINERAL PROPERTIES

        The Company owns an NSR royalty on the Relief Canyon property located in Nevada. From November 2010 to October 2011, the Company was involved in managing this interest in bankruptcy proceedings of the former owner of the Relief Canyon project. On August 24, 2011, the Company entered into an Amended and Restated Net Smelter Return Royalty Agreement with the former property owner, pursuant to which the royalty rate was reduced from 4% to 2%, and the ten mile area of interest was eliminated. The Company elected to amend the royalty agreement in order to enhance project economics and the probability of recognizing royalty revenue. As a result of the amendment to the Relief Canyon royalty agreement, the Company recorded a restructuring charge of approximately $1.3 million during the fiscal year ended June 30, 2012, which was based on the Company's estimate of fair value. There were no additional impairments on our Relief Canyon royalty during the fiscal year ended June 30, 2013. The Company's carrying value for the Relief Canyon royalty interest was approximately $1.2 million as of June 30, 2013 and 2012.

10. EARNINGS PER SHARE ("EPS")

        Basic earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company's unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. The Company's unexercised stock options, unexercised SSARs and unvested performance stock do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EARNINGS PER SHARE ("EPS") (Continued)

        The following table summarizes the effects of dilutive securities on diluted EPS for the period:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$69,153	$92,476	$71,395

Weighted-average shares for basic EPS	63,250,247	57,220,040	55,053,204
Effect of other dilutive securities	179,575	243,810	270,206

Weighted-average shares for diluted EPS	63,429,822	57,463,850	55,323,410

Basic earnings per share	$1.09	$1.61	$1.29

Diluted earnings per share	$1.09	$1.61	$1.29

        The calculation of weighted average shares includes all of the Company's outstanding stock: common stock and exchangeable shares. Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock. With respect to the 2019 Notes as discussed in Note 6, the Company intends to settle the principal amount of 2019 Notes in cash. As a result, there will be no impact to diluted earnings per share unless the share price of the Company's common stock exceeds the conversion price of $105.31.

11. INCOME TAXES

        For financial reporting purposes, income before income taxes includes the following components:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(Amounts in thousands)
United States	$65,851	$110,189	$77,543
Foreign	71,317	42,830	38,730

	$137,168	$153,019	$116,273

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The Company's Income tax expense consisted of:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(Amounts in thousands)
Current:
Federal	$30,061	$35,556	$28,783
State	368	310	105
Foreign	44,749	17,273	15,222

	$75,178	$53,139	$44,110

Deferred and others:
Federal	$(4,341)	$77	$(1,242)
State	(27)	—	—
Foreign	(7,051)	1,494	(3,894)

	$(11,419)	$1,571	$(5,136)

Total income tax expense	$63,759	$54,710	$38,974

        The provision for income taxes for the fiscal years ended June 30, 2013, 2012 and 2011, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of minority interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(Amounts in thousands)
Total expense computed by applying federal rates	$48,009	$53,557	$40,695
State and provincial income taxes, net of federal benefit	368	310	105
Adjustments of valuation allowance	—	(1,007)	(346)
Excess depletion	(1,395)	(1,416)	(1,446)
Estimates for uncertain tax positions	1,868	551	437
Statutory tax attributable to non-controlling interest	(1,236)	(2,042)	(2,066)
Effect of foreign earnings	4,223	511	(891)
Effect of recognized loss on available-for-sale securities	4,239	—	—
Unrealized foreign exchange gains	1,146	(546)	2,548
True up of prior year tax returns	4,979	—	—
True up of prior year deferred assets	—	1,075	—
Excess 162(m) compensation	1,272	1,116	215
Other	286	2,601	(277)

	$63,759	$54,710	$38,974

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2013 and 2012, are as follows:

	2013	2012
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$3,853	$3,984
Net operating losses	25,943	23,815
Other	4,460	2,615

Total deferred tax assets	34,256	30,414
Valuation allowance	(4,606)	(500)

Net deferred tax assets	$29,650	$29,914

Deferred tax liabilities:
Mineral property basis	$(165,936)	$(172,146)
Unrealized foreign exchange gains	(3,684)	(4,414)
2019 Notes	(23,281)	(27,126)
Other	(3,561)	(4,117)

Total deferred tax liabilities	(196,462)	(207,803)

Total net deferred taxes	$(166,812)	$(177,889)

        The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2013 and 2012, the Company had $4.6 million and $0.5 million of valuation allowances recorded, respectively. The valuation allowance increase of $4.1 million was primarily the result of (i) the recognized and unrealized loss on available-for-sale securities, and (ii) the change in foreign exchange rates. The valuation allowance remaining at June 30, 2013 is primarily attributable to deferred tax asset generated by the recognized loss on available-for-sale securities and the tax basis difference as a result of unrealized losses on foreign exchange.

        At June 30, 2013 and 2012, the Company had $108 million and $95 million of net operating loss carry forwards, respectively. The increase in the net operating loss carry forwards is attributable to (i) losses incurred in a non-U.S. subsidiary, and (ii) an increase in losses at non-U.S. subsidiaries resulting from the annual provision-to-return true-up, slightly offset by the utilization of net operating losses in non-U.S. subsidiaries of $26 million. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty year carry forward period. As a result, these losses do not begin to expire until the 2025 tax year.

        As of June 30, 2013 and 2012, the Company had $21.2 million and $19.5 million of total gross unrecognized tax benefits, respectively. The increase in gross unrecognized tax benefits was primarily related to tax positions of IRC entities taken prior to the acquisition. If recognized, these unrecognized

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

tax benefits would positively impact the Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2013	2012	2011
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$19,469	$18,836	$12,479
Additions / Reductions for tax positions of prior years	—	—	20
Additions / Reductions for tax positions of current year	2,638	2,051	6,337
Reductions due to settlements with taxing authorities	(941)	—	—
Reductions due to lapse of statute of limitations	—	(1,418)	—

Total amount of gross unrecognized tax benefits at end of year	$21,166	$19,469	$18,836

        Approximately $1.1 million of the increase in the unrecognized tax benefits for tax positions during fiscal year 2013 is included in tax expense computed by applying federal rates in the tax rate reconciliation as the unrecognized tax benefit is recorded on additional pre-tax income from non-U.S. subsidiaries.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2009. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) and additional accrual of exposure and interest on existing items the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $0 and $0.3 million in the next 12 months.

        The Company's continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2013 and 2012, the amount of accrued income-tax-related interest and penalties was $4.3 million and $2.8 million, respectively.

        During the quarter ended December 31, 2012, the Company made a foreign withholding tax payment associated with one of its foreign royalty interests of approximately $17.2 million. During the quarter ended March 31, 2013, the Company recovered approximately $8.5 million of the foreign withholding tax payment, and we expect to recover the remaining payment within the next twelve months. As of June 30, 2013, $8.7 million is recorded within Income tax receivable on our consolidated balance sheets.

        During the quarter ended June 30, 2013, the Company incurred additional foreign withholding tax obligations, which is included in Foreign withholding taxes payable on our consolidated balance sheets, on another of its foreign royalty interests of approximately $12.0 million, of which approximately $2.3 million has been recovered. The Company expects to recover the remaining payments within the next twelve months. As of June 30, 2013, $9.7 million is recorded within Prepaid expenses and other current assets on our consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUPPLEMENTAL CASH FLOW INFORMATION

        The Company's supplemental cash flow information for the fiscal years ending June 30, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(Amounts in thousands)
Cash paid during the period for:
Interest	$10,490	$4,590	$5,378
Income taxes, net of refunds	$48,809	$58,520	$37,847
Non-cash investing and financing activities:
Dividends declared	$47,997	$32,357	$23,253
Treasury stock	$—	$—	$4,474

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

	At June 30, 2013
		Fair Value
	Carrying Amount
		Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$500,000	$500,000	$500,000	$—	$—
Marketable equity securities(2)	$9,695	$9,695	$9,695	$—	$—

Total assets		$509,695	$509,695	$—	$—

Liabilities (In thousands):
Debt(3)	$370,000	$345,025	$345,025	$—	$—

Total liabilities		$345,025	$345,025	$—	$—

(1)
Included in Cash and equivalents in the Company's consolidated balance sheets.

(2)
Included in Available for sale securities in the Company's consolidated balance sheets.

(3)
Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital in the Company's consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. FAIR VALUE MEASUREMENTS (Continued)

        The Company invests primarily in United States treasury bills with maturities of 90 days or less, which are classified within Level 1 of the fair value hierarchy. The Company's marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets. The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company's debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.

        As of June 30, 2013, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. None of these assets were written down to fair value during the fiscal year ended June 30, 2013. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

14. MAJOR SOURCES OF REVENUE

        Operators that contributed greater than 10% of the Company's total royalty revenue for any of fiscal years 2013, 2012 or 2011 were as follows (revenue amounts in thousands):

	Fiscal Year 2013		Fiscal Year 2012		Fiscal Year 2011
Operator	Royalty revenue	Percentage of total royalty revenue	Royalty revenue	Percentage of total royalty revenue	Royalty revenue	Percentage of total royalty revenue
Teck	$82,272	28.4%	$64,075	24.4%	$43,604	20.1%
Vale Newfoundland & Labrador Limited	32,517	11.2%	36,030	13.7%	32,677	15.1%
Goldcorp, Inc.	32,461	11.2%	31,407	11.9%	23,094	10.7%
Barrick	22,943	7.9%	21,891	8.3%	26,843	12.4%

15. COMMITMENTS AND CONTINGENCIES

Mt. Milligan Gold Stream Acquisition

        Refer to Note 3 for discussion on the Company's commitment to Thompson Creek as part of the Mt. Milligan gold stream acquisitions.

Tulsequah Chief Gold and Silver Stream Acquisition

        Refer to Note 3 for discussion on the Company's commitment to Chieftain as part of the Tulsequah Chief gold and silver stream acquisition.

Voisey's Bay

        The Company owns a royalty on the Voisey's Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited ("VNL"). The royalty is owned by the Labrador Nickel Royalty Limited Partnership ("LNRLP"), in which the Company's wholly-owned indirect subsidiary, Canadian Minerals Partnership, is the general partner and 89.99% owner. The remaining interests in

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 9,742 and 12,581 ounces of gold as of June 30, 2013 and 2012, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified within Other assets on the Company's consolidated balance sheets. The carrying value of the gold in inventory was approximately $6.1 million and $7.4 million as of June 30, 2013 and 2012, respectively, while the fair value of such ounces was approximately $11.6 million and $20.1 million as of June 30, 2013 and 2012, respectively. None of the gold currently held in inventory as of June 30, 2013 and 2012, is attributed to Royal Gold, as the gold allocated to Royal Gold's CVP partnership interest is typically sold within five days of receipt.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of selected quarterly financial information (unaudited). Some amounts in the below table may not sum-up in total as a result of rounding.

	Royalty revenues	Operating income	Net income attributable to Royal Gold stockholders	Basic earnings per share	Diluted earnings per share
	(Amounts in thousands except per share data)
Fiscal year 2013 quarter-ended:
September 30	$77,862	$47,812	$24,770	$0.42	$0.41
December 31	79,870	50,833	27,216	0.42	0.42
March 31	74,166	42,933	6,464	0.10	0.10
June 30	57,326	29,926	10,703	0.16	0.16

	$289,224	$171,504	$69,153	$1.09	$1.09

Fiscal year 2012 quarter-ended:
September 30	$64,465	$37,468	$22,495	$0.41	$0.40
December 31	68,842	39,420	23,411	0.42	0.42
March 31	69,638	42,893	25,999	0.44	0.44
June 30	60,109	37,107	20,571	0.35	0.34

	$263,054	$156,888	$92,476	$1.61	$1.61

18. SUBSEQUENT EVENT

Proposed Acquisition of the El Morro Royalty

        In August 2013, Royal Gold, through its wholly-owned Chilean subsidiary, acquired a 70% interest in a 2.0% NSR royalty on certain portions of the El Morro copper gold project in Chile ("El Morro"), from Xstrata Copper Chile S.A., for $35 million. Goldcorp Inc. holds 70% ownership of the El Morro project and is the operator, with the remaining 30% held by New Gold Inc.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        As of June 30, 2013, the Company's management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on management's assessment and those criteria, management concluded that, as of June 30, 2013, our internal control over financial reporting is effective.

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

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2013.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act during our fourth fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited Royal Gold, Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Royal Gold, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Royal Gold, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Royal Gold, Inc as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended June 30, 2013 and our report dated August 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 8, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is included in the Company's Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2013, and is incorporated by reference in this Annual Report on Form 10-K.

        The Company's Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K adopted by the SEC under the Exchange Act that applies to our principal executive officer and principal financial officer is available on the Company's website at www.royalgold.com and in print without charge to any stockholder who requests a copy. Requests for copies should be directed to Royal Gold, Inc., Attention: General Counsel and Secretary, 1660 Wynkoop Street, Suite 1000, Denver, Colorado, 80202. The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, a provision of the Company's Code of Business Conduct and Ethics by posting such information on the Company's website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included in the Company's Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2013, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2013, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is included in the Company's Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2013, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included in the Company's Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2013, and is incorporated by reference in this Annual Report on Form 10-K.

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

ROYAL GOLD, INC.
Date: August 8, 2013	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 8, 2013	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 8, 2013	By:	/s/ STEFAN L. WENGER Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: August 8, 2013	By:	/s/ STANLEY DEMPSEY Stanley Dempsey Chairman
Date: August 8, 2013	By:	/s/ GORDON J. BOGDEN Gordon J. Bogden Director
Date: August 8, 2013	By:	/s/ M. CRAIG HAASE M. Craig Haase Director
Date: August 8, 2013	By:	/s/ WILLIAM M. HAYES William M. Hayes Director

Date: August 8, 2013	By:	/s/ S. ODEN HOWELL, JR. S. Oden Howell, Jr. Director
Date: August 8, 2013	By:	/s/ JAMES W. STUCKERT James W. Stuckert Director
Date: August 8, 2013	By:	/s/ RONALD J. VANCE Ronald J. Vance Director

Exhibit Index

Exhibit Number		Description
2.1		Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

3.1		Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on February 8, 2008 and incorporated herein by reference)

3.2		Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q on November 1, 2012 and incorporated herein by reference)

3.3		Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

3.4		Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)

4.1		First Amended and Restated Rights Agreement dated September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on September 10, 2007 and incorporated herein by reference)

4.2		Stockholder Agreement dated April 3, 2009 by and among Royal Gold, Inc., Compañía Minera Carmen de Andacollo and Teck Cominco Limited (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 6, 2009 and incorporated herein by reference)

4.3		Amendment No. 1 to the Stockholder Agreement, dated January 12, 2010 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

4.4		Appendix I to Schedule B of the Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

4.5		Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

4.6		Supplemental Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

10.1	**	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)

Exhibit Number		Description
10.2	**	Form of Incentive Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.3	**	Form of Non-qualified Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.4	**	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.5	**	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on August 17, 2012 and incorporated herein by reference)

10.6	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.7	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (1) (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.8	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (2) (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.9	**	Form of Stock Appreciation Rights Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.10	**	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on February 22, 2010 and incorporated herein by reference)

10.11	**	Employment Agreement by and between Royal Gold, Inc. and Tony Jensen dated September 15, 2008 (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.12	**	Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Karen Gross, Stefan Wenger and Bruce Kirchhoff (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.13	**	Employment Agreement by and between Royal Gold, Inc. and William M. Zisch, dated April 4, 2011 (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.14	**	Employment Agreement by and between Royal Gold, Inc. and Karli S. Anderson, dated May 15, 2013, filed herewith

10.15	**	Form of Award Modification Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Tony Jensen, Karen Gross and Bruce Kirchhoff (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

Exhibit Number	Description

10.16	Fifth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., HSBC Bank USA, National Association, as a lender and administrative agent, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as Sole lead arranger and joint bookrunner, and ScotiaBank, as syndication agent and joint bookrunner, dated May 30, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 1, 2012 and incorporated herein by reference)

10.17	Amendment No. 2 to Fifth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, Goldman Sachs Bank USA, as a lender, and the other lenders from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and ScotiaBank, as syndication agent and joint bookrunner, dated January 21, 2013 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on May 2, 2013 and incorporated herein by reference)

10.18	Amended and Restated Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.19	Amended and Restated Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.20	Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company's Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

10.21	Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company's Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)

10.22	Royalty Deed and Agreement, dated effective as of April 15, 1991, between ECM, Inc. and Royal Crescent Valley, Inc. (filed as Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference)

10.23	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

10.24	Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.25	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.26	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.27	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.28	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.29	Amended and Restated Master Agreement by and between Royal Gold, Inc. and Compañía Minera Teck Carmen de Andacollo, dated as of January 12, 2010, along with the related Form of Royalty Agreement attached thereto as Exhibit C (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

10.30	Support Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Callco Inc., and RG Exchangeco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

10.31	Voting and Exchange Trust Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Exchangeco Inc. and Computershare Trust Company of Canada (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

10.32	Labrador Option Agreement, dated May 18, 1993, between Diamond Fields Resources Inc. and Archean Resources Ltd., as amended (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q on May 7, 2010 and incorporated herein by reference)

10.33	Robinson Property Trust Ancillary Agreement by and between Kennecott Holdings Corporation, Kennecott Rawhide Mining Company and Kennecott Nevada Copper Company and BHP Nevada Mining Company, dated September 12, 2003 (filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.34	Shares Purchase and Sale Agreement by Jaime Ugarte Lee and others to Compañia Minera Barrick Chile Limitada, dated as of March 23, 2001 (English Translation) (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.35	Royalty Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated March 29, 2005, as supplemented and amended by the Supplemental Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated May 20, 2005 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

Exhibit Number		Description
10.36		Net Smelter Return Royalty Agreement by and between Newmont Canada Limited and Barrick Gold Corporation, dated October 8, 2004 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.37		Royalty for Technical Expertise Agreement by and between Tenedoramex S. A. de C. V. and Kennecott Minerals Company, dated as of March 23, 2001 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 6, 2006 and incorporated herein by reference)

10.38		Agreement for Amendment and Restatement of Royalty for Technical Expertise between Minas de Oro Nacional S.A. de C.V. and RG Mexico, Inc. dated May 27, 2011 (filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.39	***	Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 15, 2011 and incorporated herein by reference)

10.40	***	First Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of August 8, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 9, 2012 and incorporated herein by reference)

10.41		Intercreditor Agreement by and among RGLD Gold AG, Terrane Metals Corp. and Valiant Trust Company dated November 27, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on January 31, 2013 and incorporated herein by reference)

10.42		Option Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

10.43		Subscription Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

10.44		Amending Agreement between Seabridge Gold Inc. and RG Exchangeco Inc., dated October 28, 2011 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q on November 3, 2011 and incorporated herein by reference)

10.45		Second Amending Agreement by and between RG Exchangeco Inc. and Seabridge Gold Inc. dated as of December 13, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on January 31, 2013 and incorporated herein by reference)

10.46		Net Smelter Royalty Agreement between Barrick Gold Corporation and McWatters Mining Inc., dated April 3, 2003 (filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.47		Agreement between Rio Tinto Metals Limited and MK Gold Company, dated September 1, 1999 (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

Exhibit Number		Description
10.48		Net Smelter Return Royalty Agreement between Expatriate Resources Ltd. and Atna Resources Ltd., dated June 16, 2004, as modified by Partial Assignment of Royalty between Atna Resources Ltd, Equity Engineering Ltd. and Yukon Zinc Corporation, dated August 20, 2007 (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.49	***	Purchase and Sale Agreement by and between RGLD Gold AG and Chieftain Metals Inc., dated as of December 22, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 28, 2011 and incorporated herein by reference)

21.1	*	Royal Gold and Its Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	The following financial information from the annual report on Form 10-K of Royal Gold, Inc. for the year ended June 30, 2012, formatted to XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity, and (v) Notes to the Consolidated Financial Statements.

*
Filed herewith.

**
Identifies each management contract or compensation plan or arrangement.

***
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.