Form 10-Q
period 2013-09-30
ROYAL GOLD INC
filed 2013-11-07
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

There were 64,444,239 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 31, 2013.  In addition, as of such date, there were 667,155 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30,	June 30,
	2013	2013
ASSETS
Cash and equivalents	$637,899	$664,035
Royalty receivables	48,191	50,385
Income tax receivable	24,137	15,158
Prepaid expenses and other current assets	5,173	14,919
Total current assets	715,400	744,497

Royalty and stream interests, net (Note 3)	2,145,929	2,120,268
Available-for-sale securities (Note 4)	10,826	9,695
Other assets	30,338	30,881
Total assets	$2,902,493	$2,905,341

LIABILITIES
Accounts payable	2,254	2,838
Dividends payable	13,022	13,009
Foreign withholding taxes payable	7,262	15,518
Other current liabilities	5,509	3,720
Total current liabilities	28,047	35,085

Debt (Note 5)	304,604	302,263
Deferred tax liabilities	171,422	174,267
Uncertain tax positions (Note 8)	21,906	21,166
Other long-term liabilities	1,578	1,924
Total liabilities	527,557	534,705

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 64,200,607 and 64,184,036 shares outstanding, respectively	642	642
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,139,494 and 1,139,420 redeemed shares, respectively	29,361	29,365
Additional paid-in capital	2,143,761	2,142,173
Accumulated other comprehensive loss	(3,441)	(4,572)
Accumulated earnings	183,453	181,279
Total Royal Gold stockholders’ equity	2,353,776	2,348,887
Non-controlling interests	21,160	21,749
Total equity	2,374,936	2,370,636
Total liabilities and equity	$2,902,493	$2,905,341

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2013	2012
Revenue	$56,487	$77,862

Costs and expenses
General and administrative	6,566	6,238
Production taxes	1,783	2,478
Depreciation, depletion and amortization	22,400	21,500
Total costs and expenses	30,749	30,216

Operating income	25,738	47,646

Interest and other income	152	110
Interest and other expense	(5,767)	(6,001)
Income before income taxes	20,123	41,755

Income tax expense	(4,842)	(16,461)
Net income	15,281	25,294
Net income attributable to non-controlling interests	(86)	(523)
Net income attributable to Royal Gold common stockholders	$15,195	$24,771

Net income	$15,281	$25,294
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available-for-sale securities	1,131	5,046
Comprehensive income	16,412	30,340
Comprehensive income attributable to non-controlling interests	(86)	(523)
Comprehensive income attributable to Royal Gold stockholders	$16,326	$29,817

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.23	$0.42
Basic weighted average shares outstanding	64,858,354	59,435,867
Diluted earnings per share	$0.23	$0.41
Diluted weighted average shares outstanding	64,980,599	59,679,807
Cash dividends declared per common share	$0.20	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$15,281	$25,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,400	21,500
Non-cash employee stock compensation expense	1,613	2,095
Gain on distribution to non-controlling interest	—	(88)
Amortization of debt discount	2,340	2,192
Tax expense (benefit) of stock-based compensation exercises	28	(773)
Deferred tax (benefit) expense	(2,857)	1,746
Changes in assets and liabilities:
Royalty receivables	2,193	(10,789)
Prepaid expenses and other assets	10,297	(249)
Accounts payable	(725)	53
Foreign withholding taxes payable	(8,256)	2
Income taxes (receivable) payable	(9,010)	10,309
Other liabilities	2,183	2,250
Net cash provided by operating activities	$35,487	$53,542

Cash flows from investing activities:
Acquisition of royalty and stream interests	(48,028)	(120,035)
Proceeds on sale of inventory — restricted	—	118
Other	(24)	(17)
Net cash used in investing activities	$(48,052)	$(119,934)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	1,711
Common stock dividends	(13,010)	(8,949)
Distribution to non-controlling interests	(533)	(562)
Tax expense (benefit) of stock-based compensation exercises	(28)	773
Net cash used in financing activities	$(13,571)	$(7,027)
Net decrease in cash and equivalents	(26,136)	(73,419)
Cash and equivalents at beginning of period	664,035	375,456
Cash and equivalents at end of period	$637,899	$302,037

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  We may use the term “royalty interest” in these notes to the consolidated financial statements to refer to royalties, gold, silver or other metal stream interests, and other similar interests.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission on August 8, 2013 (“Fiscal 2013 10-K”).

2.                                      ACQUISITION

El Morro Royalty Acquisition

In August 2013, Royal Gold, through a wholly-owned Chilean subsidiary, acquired a 70% interest in a 2.0% net smelter return (“NSR”) royalty on certain portions of the El Morro copper gold project in Chile (“El Morro”), from Xstrata Copper Chile S.A., for $35 million.  Goldcorp Inc. holds 70% ownership of the El Morro project and is the operator, with the remaining 30% held by New Gold Inc.

The acquisition of the El Morro royalty interest has been accounted for as an asset acquisition.  The total purchase price of $35 million, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.                                      ROYALTY AND STREAM INTERESTS, NET

The following tables summarize the Company’s royalty and stream interests as of September 30, 2013 and June 30, 2013.

As of September 30, 2013 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(48,479)	$224,519
Voisey’s Bay	150,138	(56,285)	93,853
Peñasquito	99,172	(13,372)	85,800
LasCruces	57,230	(13,065)	44,165
Mulatos	48,092	(25,658)	22,434
Wolverine	45,158	(9,079)	36,079
Dolores	44,878	(8,883)	35,995
Canadian Malartic	38,800	(7,190)	31,610
Holt	34,612	(7,681)	26,931
Gwalia Deeps	31,070	(7,967)	23,103
Inata	24,871	(10,036)	14,835
Ruby Hill	24,335	(5,826)	18,509
Leeville	18,322	(15,586)	2,736
Robinson	17,825	(11,403)	6,422
Cortez	10,630	(9,718)	912
Other	190,702	(123,578)	67,124
	1,108,833	(373,806)	735,027

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
El Morro	35,074	—	35,074
Other	32,935	—	32,935

Development stage stream interests:
Mt. Milligan	783,046	—	783,046
Other	10,418	—	10,418

Development stage royalty and stream interests	1,233,578	—	1,233,578

Exploration stage royalty interests	177,324	—	177,324
Total royalty and stream interests	$2,519,735	$(373,806)	$2,145,929

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2013 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(44,317)	$228,681
Voisey’s Bay	150,138	(51,881)	98,257
Peñasquito	99,172	(12,393)	86,779
Las Cruces	57,230	(11,713)	45,517
Mulatos	48,092	(24,545)	23,547
Wolverine	45,158	(7,891)	37,267
Dolores	44,878	(8,186)	36,692
Canadian Malartic	38,800	(6,320)	32,480
Holt	34,612	(6,564)	28,048
Gwalia Deeps	31,070	(7,194)	23,876
Inata	24,871	(9,303)	15,568
Ruby Hill	24,335	(3,054)	21,281
Leeville	18,322	(15,484)	2,838
Robinson	17,825	(11,224)	6,601
Cortez	10,630	(9,716)	914
Other	190,702	(121,654)	69,048
	1,108,833	(351,439)	757,394

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Other	32,934	—	32,934

Development stage stream interests:
Mt. Milligan	770,093	—	770,093
Other	10,418	—	10,418

Development stage royalty and stream interests	1,185,550	—	1,185,550

Exploration stage royalty interests	177,324	—	177,324
Total royalty and stream interests	$2,471,707	$(351,439)	$2,120,268

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.                                      AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities as of September 30, 2013 and June 30, 2013 consist of the following:

	As of September 30, 2013
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$14,064	—	(3,315)	$10,749
Other	203	—	(126)	77
	$14,267	$—	$(3,441)	$10,826

	As of June 30, 2013
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$14,064	—	(4,509)	$9,555
Other	203	—	(63)	140
	$14,267	$—	$(4,572)	$9,695

The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail in our Fiscal 2013 10-K.  The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s quarterly analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three months ended September 30, 2013.  The Company recognized a loss on available-for-sale securities of $12.1 million during the third quarter of our fiscal year ended June 30, 2013.  The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.                                      DEBT

The Company’s non-current debt as of September 30, 2013 and June 30, 2013 consists of the following:

	As of	As of
	September 30, 2013	June 30, 2013
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$304,604	$302,263
Total debt	$304,604	$302,263

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three months ended September 30, 2013 and 2012, was $5.3 million and $5.1 million, respectively, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $350 million revolving credit facility.  As of September 30, 2013, the Company had no amounts outstanding under the revolving credit facility.  As discussed in the Company’s Fiscal 2013 10-K, the Company has financial covenants associated with its revolving credit facility.  At September 30, 2013, the Company was in compliance with each financial covenant.

6.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended
	September 30,	September 30,
	2013	2012
	(Amounts in thousands)
Stock options	$129	$127
Stock appreciation rights	306	392
Restricted stock	1,267	1,130
Performance stock	(89)	446
Total stock-based compensation expense	$1,613	$2,095

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

There were 24,775 and 17,925 stock options granted during the three months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, there was $1.0 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

There were 84,125 and 54,400 stock-settled stock appreciation rights (“SSARs”) granted during the three months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, there was $2.6 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 2.4 years.

There were 66,150 and 40,850 shares of restricted stock granted during the three months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, there was $7.6 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 3.6 years.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

There were 71,700 and 45,600 shares of performance stock granted during the three months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, there was $4.0 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended
	September 30,	September 30,
	2013	2012
	(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$15,195	$24,771
Weighted-average shares for basic EPS	64,858,354	59,435,867
Effect of other dilutive securities	122,245	243,940
Weighted-average shares for diluted EPS	64,980,599	59,679,807

Basic earnings per share	$0.23	$0.42

Diluted earnings per share	$0.23	$0.41

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

8.             INCOME TAXES

	For The Three Months Ended
	September 30,	September 30,
	2013	2012
	(Amounts in thousands, except rate)

Income tax expense	$4,842	$16,461
Effective tax rate	24.1%	39.4%

The decrease in the effective tax rate for September 30, 2013 is primarily related to (i) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (ii) a decrease in current year tax expense from a reduction of the accrual for uncertain tax positions, (iii) additional benefit from excess depletion, and (iv) a decrease in tax expense recognized in certain foreign subsidiaries without a foreign tax credit benefit.

During the quarter, and as a result of continued review of the June 30, 2012 tax return and financial statement impacts of the return results, we recorded a $1.7 million income tax benefit resulting from an identified error. In accordance with applicable U.S. GAAP, management quantitatively and qualitatively evaluated the materiality of the error and determined the error to be immaterial to our Fiscal 2012 consolidated financial statements.

During fiscal 2014, the Company intends to assert the indefinite reinvestment of certain foreign subsidiary earnings. As a result, the Company will not provide for U.S. income taxes applicable to the specific undistributed earnings.  The Company has the ability to indefinitely reinvest these foreign earnings based on revenue and cash projections of our other investments, current cash on hand, and availability under our revolving credit facility.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2009.

As of September 30, 2013 and June 30, 2013, the Company had $21.9 million and $21.2 million of total gross unrecognized tax benefits, respectively.  The increase in gross unrecognized tax benefits was primarily related to tax positions of International Royalty Corporation entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2013 and June 30, 2013, the amount of accrued income-tax-related interest and penalties was $4.8 million and $4.3 million, respectively.

As a result of (i) statutes of limitations that will begin to expire in the next 12 months in various jurisdictions, (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) an additional accrual of exposure and interest on existing items, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $5 million and $5.5 million in the next 12 months.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.             SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty and stream interests.  Royal Gold’s royalty revenue and long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table.

	Revenue		Royalty and Stream Interests, net
	Three Months Ended
	September 30,		As of	As of
	2013	2012	September 30, 2013	June 30, 2013
Chile	31%	26%	31%	30%
Canada	26%	23%	52%	52%
Mexico	18%	22%	7%	7%
United States	13%	17%	4%	4%
Australia	4%	3%	3%	3%
Africa	3%	3%	1%	1%
Other	5%	6%	2%	3%

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	At September 30, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$539,991	$539,991	$539,991	$—	$—
Marketable equity securities(2)	$10,826	$10,826	$10,826	$—	$—
Total assets		$550,817	$550,817	$—	$—

Liabilities (In thousands):
Debt(3)	$370,000	$356,203	$356,203	$—	$—
Total liabilities		$356,203	$356,203	$—	$—

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

As of September 30, 2013, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty and stream interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  None of these assets were written down to fair value during the three months ended September 30, 2013.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.          COMMITMENTS AND CONTINGENCIES

Mt. Milligan Gold Stream Acquisition

The Company’s final commitment payment of $12.9 million to Thompson Creek as part of the Mt. Milligan gold stream acquisition was made in September 2013.  As of September 30, 2013, the Company has no remaining commitment payments to Thompson Creek as part of the Mt. Milligan gold stream.

Tulsequah Chief Gold and Silver Stream Acquisition

As of September 30, 2013, the Company has a remaining commitment of $50 million as part of its Tulsequah Chief gold and silver stream acquisition in December 2011.

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

12.          RELATED PARTY

Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992.  It owns a 1.25% net value royalty on production of minerals from a portion of Cortez.  Denver Mining Finance Company, our wholly-owned subsidiary, is the general partner.  Royal Gold holds an aggregate 31.67% limited partner interest.  Our Chairman of the Board of Directors, the Chairman of our Audit Committee and one other member of our board of directors hold an aggregate 35.56% limited partner interest.  The general partner performs administrative services for CVP in receiving and processing the royalty payments from the operator, including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners.

CVP receives its royalty from the Cortez Joint Venture in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 9,840 and 9,742 ounces of gold as of September 30, 2013 and  June 30, 2013, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $6.3 million and $6.1 million as of September 30, 2013 and June 30, 2013, respectively, while the fair value of such ounces was approximately $13.1 million and $11.6 million as of September 30, 2013 and June 30, 2013, respectively.  None of the gold currently held in inventory as of September 30, 2013 and June 30, 2013, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2013 (the “Fiscal 2013 10-K”).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “metal stream” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2013 10-K.

Overview

Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  We may use the term “royalty interest” in this Quarterly Report on Form 10-Q to refer to royalties, gold, silver or other metal stream interests, and other similar interests.  We seek to acquire existing royalty interests or to finance projects that are in production or in development stage in exchange for royalty interests.  In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

As of September 30, 2013, the Company owned royalty interests on 36 producing properties, 21 development stage properties and 147 exploration stage properties, of which the Company considers 50 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on the properties in which we hold royalty interests.  During the three months ended September 30, 2013, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

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

For the three months ended September 30, 2013 and 2012, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Three Months Ended
	September 30, 2013		September 30, 2012
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,326	70%	$1,652	66%
Silver ($/ounce)	$21.32	7%	$29.80	9%
Copper ($/pound)	$3.21	11%	$3.50	14%
Nickel ($/pound)	$6.31	8%	$7.40	8%
Other	N/A	4%	N/A	3%

Recent Business Developments

El Morro Royalty Acquisition

In August 2013, Royal Gold, through its wholly-owned Chilean subsidiary, acquired a 70% interest in a 2.0% NSR royalty on certain portions of the El Morro copper gold project in Chile (“El Morro”), from Xstrata Copper Chile S.A., for $35 million.  Goldcorp Inc. (“Goldcorp”) holds 70% ownership of the El Morro project and is the operator, with the remaining 30% held by New Gold Inc. (“New Gold”).  Goldcorp and New Gold reported that as of December 31, 2012, proven and probable reserves totaled 9.5 million ounces of gold and 7 billion pounds of copper on a 100% basis.  This royalty encompasses some legacy BHP concessions that are currently estimated by Royal Gold to cover approximately one-third of the total reserve.

Goldcorp indicated that all El Morro project field construction activities were suspended since April 27, 2012, pending the definition and implementation by the Chilean environmental permitting authority (the Servicio de Evaluación Ambiental or “SEA”) of a community consultation process which corrects certain deficiencies in that process as specifically identified by the Antofogasta Court of Appeals.  On October 24, 2013, Goldcorp announced that the Environmental Assessment Commission of Atacama analyzed a final report prepared by the SEA and decided on reinstatement of the environmental permit for the El Morro project, and that the project continues with community engagement, optimization of project economics and evaluation of alternatives for a long-term power supply.

Principal Royalty and Stream Interests

Our principal producing and development royalty and stream interests are listed alphabetically in the following tables.  The Company considers both historical and future potential revenues in determining which royalty interests in our portfolio are principal to our business.  Estimated future potential revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty or stream interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalty or stream interests are no longer principal to our business.

Please refer to our Fiscal 2013 10-K for further discussion of our principal producing and development royalty and stream interests.

Principal Producing Properties

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo(1)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced (until 910,000 payable ounces; 50% thereafter)
Canadian Malartic	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	1.0% to 1.5% sliding-scale NSR
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 0.39% NVR
Holt	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Las Cruces	Andalucía, Spain	First Quantum Minerals Ltd. (“First Quantum”)	1.5% NSR (copper)
Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Peñasquito	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead, zinc)
Robinson	Nevada, USA	KGHM International Ltd. (“KGHM”)	3.0% NSR (copper, gold, silver, molybdenum)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Newfoundland & Labrador Limited (“Vale”)	2.7% NSR (nickel, copper, cobalt)
Wolverine	Yukon Territory, Canada	Yukon Zinc Corporation (“Yukon Zinc”)	0.00% to 9.45% sliding-scale NSR (gold and silver)

(1)       There have been approximately 184,000 cumulative payable ounces produced as of September 30, 2013.

(2)       The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 1.16 million cumulative ounces of gold have been produced as of September 30, 2013.

Principal Development Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Mt. Milligan(1)	British Columbia, Canada	Thompson Creek Metals Company Inc. (“Thompson Creek”)	Gold stream - 52.25% of payable gold
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)

(1)       Thompson Creek announced mill commissioning in August 2013 and anticipates commercial production in the fourth quarter of calendar 2013.

Operators’ Production Estimates by Royalty Interest for Calendar 2013

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2013.  The following table shows such production estimates for our principal producing properties for calendar 2013 as well as the actual production reported to us by the various operators through September 30, 2013.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Production Estimate by Royalty Interest for Calendar 2013 and Reported Production

Principal Producing Properties

For the period January 1, 2013 through September 30, 2013

	Calendar 2013 Operator’s Production Estimate(1)			Reported Production through September 30, 2013(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	63,000	—	—	52,200	—	—
Canadian Malartic	485,000-510,000	—	—	256,600	—	—
Cortez GSR1	48,000	—	—	35,500	—	—
Cortez GSR2	16,000	—	—	8,300	—	—
Cortez GSR3	64,000	—	—	43,800	—	—
Cortez NVR1	53,000	—	—	32,600	—	—
Holt	52,000-58,000	—	—	45,500	—	—
Las Cruces						—
Copper			151-159 million			110.1 million
Mulatos	180,000-200,000	—	—	156,000	—	—
Peñasquito	370,000-390,000	20-21 million	—	250,400	15.5 million	—
Lead			145-160 million			100.8 million
Zinc			285-305 million			185.7 million
Robinson(3)	N/A	N/A		37,700	—	—
Copper			N/A			86.0 million
Voisey’s Bay(3)
Copper			N/A			61.8 million
Nickel			N/A			109.6 million
Wolverine(3)	N/A	N/A		8,900	2.1 million	—

(1)     There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2013 10-K for information regarding factors that could affect actual results.

(2)     Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2013 through September 30, 2013, as reported to us by the operators of the mines.

(3)     The Company did not receive calendar 2013 production guidance from the operator.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.  Reported production, as used below, relates to the amount of metal sales subject to our royalty and stream interests, as reported to us by the operators of the mines.

Andacollo

Andacollo reported production was 10% higher than the prior year period based on increased mill throughput as a result of blasting and process improvement initiatives.  Teck indicates that it expects grade to decline over the coming quarters as mining progresses in Phase 3 of the pit.

Cortez

Reported production at Cortez decreased as Barrick continued to prioritize production at Cortez Hills that is not subject to our royalty interest. This autoclave material is required to maintain an autoclave feed at Barrick’s Goldstrike processing plant.

Holt

Holt reported production increased 32% over the prior year quarter.  Mill recoveries averaged 95%, which was higher than anticipated mainly due to sequencing of higher grade ore sources.

Las Cruces

Reported production decreased 11% over the prior period as First Quantum experienced lower sales volumes.  First Quantum continues to test the plant with higher ore throughput rates and lower grades as it prepares to enter lower copper grade areas of the mine, which is expected in late calendar 2014.

Mt. Milligan Stream

On August 7, 2013, Thompson Creek announced that commissioning had begun at its new Mt. Milligan mine.  This was followed by announcements on September 24, 2013, that copper-gold concentrate production had commenced, and on October 7, 2013, that movement of concentrate from site to Thompson Creek’s Mackenzie load out facility had begun.  Thompson Creek expects to send the first ocean shipment to market in November 2013.

Pascua-Lama

On October 31, 2013, Barrick reported that it has decided to temporarily suspend construction activities at Pascua-Lama, except those required for environmental protection and regulatory compliance.  Barrick said its decision to re-start will depend on improved project economics such as go-forward costs, the outlook for metal prices, and reduced uncertainty associated with legal and other regulatory requirements.  Barrick also indicated that its decision will maintain the option value of this major world class resource and its potential to generate significant cash flows during its 25 year mine life and beyond.

Royal Gold holds a 0.78% to 5.23% sliding scale net smelter royalty on the Chilean side of the Pascua-Lama project and is not responsible for capital costs or other costs of the project.  The Company does not expect Barrick’s decision will have any impact on the carrying value of its investment in the royalty at Pascua-Lama.

Peñasquito

Reported gold and silver production was lower by 23% and 12% respectively, over the prior year quarter, while reported production of lead and zinc was also lower.  Goldcorp reported that the sulphide plant achieved average throughput of approximately 110,000 tonnes per day during the quarter with water availability as expected.  Goldcorp narrowed its full year calendar 2013 guidance to 370,000-390,000 ounces of gold.  They also reported that progress on the Northern Well Field project continues on schedule with the selection of the final pipeline routing, and they expect construction activities to commence in the fourth calendar quarter of 2013.

Robinson

Reported gold production was flat while reported copper production decreased as the planned mine sequence moved to the Liberty pit which has lower copper grades.  The Robinson mine’s calendar year 2013 results remain on course to meet or exceed levels from calendar year 2012 as their year-to-date copper production is at 75% of calendar year 2012 and year-to-date gold production has already exceeded calendar 2012 levels.

Wolverine

Reported silver production increased 9% over the prior year quarter driven primarily by an increase in mine production and improvement in metallurgical performance.  Yukon Zinc recently announced an increase in their production target, from 60% to 75% of design output, effective October 10, 2013.  As a result, Yukon Zinc plans to commence a three-week operating period for the mill, followed by a one week shut down for maintenance.  Yukon Zinc estimates they will average 1,200 tonnes per day over the four-week period.

Voisey’s Bay

Nickel and copper production decreased as the mine completed the planned extraction of higher grade ore in calendar 2012 versus ore encountered in calendar 2013.  Additionally, copper shipments completed during the June 2013 quarter were ahead of Voisey’s typical copper shipment schedule causing a reduction in shipments during the current quarter.

Results of Operations

Quarter Ended September 30, 2013, Compared to Quarter Ended September 30, 2012

For the quarter ended September 30, 2013, we recorded net income attributable to Royal Gold stockholders of $15.2 million, or $0.23 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $24.8 million, or $0.42 per basic share and $0.41 per diluted share, for the quarter ended September 30, 2012.  The decrease in our earnings per share was primarily attributable to a decrease in revenue, as discussed further below.

For the quarter ended September 30, 2013, we recognized total revenue of $56.5 million, at an average gold price of $1,326 per ounce, an average silver price of $21.32 per ounce, an average copper price of $3.21 per pound and an average nickel price of $6.31 per pound, compared to revenue of $77.9 million, at an average gold price of $1,652 per ounce, an average silver price of $29.80 per ounce, an average copper price of $3.50 per pound and an average nickel price of $7.40 per pound for the quarter ended September 30, 2012.  Revenue and the corresponding production, attributable to our royalty interests for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 is as follows:

Revenue and Production Subject to Our Royalty Interests

Quarter Ended September 30, 2013 and 2012

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
Royalty	Metal(s)	Revenue	Reported Production(1)		Revenue	Reported Production(1)
Andacollo	Gold	$17,156	17,500	oz.	$19,702	15,900	oz.
Voisey’s Bay		$7,034			$9,195
	Nickel		28.4	Mlbs.		33.9	Mlbs.
	Copper		34.7	Mlbs.		43.6	Mlbs.
Peñasquito		$6,558			$11,150
	Gold		101,500	oz.		131,200	oz.
	Silver		6.5	Moz.		7.4	Moz.
	Lead		39.8	Mlbs.		41.7	Mlbs.
	Zinc		73.5	Mlbs.		96.6	Mlbs.
Holt	Gold	$3,887	17,000	oz.	$4,561	12,900	oz.
Mulatos	Gold	$2,701	41,600	oz.	$3,496	42,300	oz.
Las Cruces	Copper	$2,015	41.2	Mlbs.	$2,462	46.2	Mlbs.
Canadian Malartic	Gold	$1,714	97,600	oz.	$2,141	91,700	oz.
Robinson		$1,599			$3,754
	Gold		9,200	oz.		9,100	oz.
	Copper		17.8	Mlbs.		36.9	Mlbs.
Wolverine		$1,264			$1,286
	Gold		2,000	oz.		1,200	oz.
	Silver		540,700	oz.		494,500	oz.
Dolores		$1,135			$1,141
	Gold		17,300	oz.		13,200	oz.
	Silver		915,700	oz.		773,400	oz.
Leeville	Gold	$1,019	43,900	oz.	$2,067	68,000	oz.
Cortez	Gold	$441	5,700	oz.	$2,782	25,800	oz.
Other(2)	Various	$9,964	N/A		$14,125	N/A
Total Revenue		$56,487			$77,862

(1)       Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended September 30, 2013 and 2012, as reported to us by the operators of the mines.

(2)       “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total revenue for either period presented.

The decrease in revenue for the quarter ended September 30, 2013, compared with the quarter ended September 30, 2012, resulted primarily from a decrease in the average gold, silver, copper and nickel prices and decreases in production at Voisey’s Bay, Peñasquito, Las Cruces, Robinson (copper), Leeville and Cortez.  These decreases during the current period were partially offset by production increases at Andacollo, Holt, Dolores and Wolverine.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

Depreciation, depletion and amortization increased to $22.4 million for the quarter ended September 30, 2013, from $21.5 million for the quarter ended September 30, 2012.  The increase was primarily attributable to production increases at Andacollo, Holt, Dolores, Wolverine and certain of the Company’s non-principal properties, which resulted in additional depletion expense of approximately $3.4 million during the period.  These increases were partially offset by decreases in production at Voisey’s Bay, Peñasquito, Las Cruces, Robinson (copper), and Leeville, which resulted in a decrease in depletion expense of approximately $1.8 million during the period.

During the quarter ended September 30, 2013, we recognized income tax expense totaling $4.8 million compared with $16.5 million during the quarter ended September 30, 2012.  This resulted in an effective tax rate of 24.1% in the current period, compared with 39.4% in the quarter ended September 30, 2012.  The decrease in the effective tax rate for the quarter ended September 30, 2013 is primarily related to (i) a favorable tax rate associated with earnings from certain operations in lower-tax jurisdictions for which we have not provided U.S. taxes due to their indefinite reinvestment outside the U.S., (ii) a decrease in current year tax expense from a reduction in the accrual for uncertain tax positions, (iii) additional benefit from excess depletion, and (iv) a decrease in tax expense recognized in certain foreign subsidiaries without a foreign tax credit benefit.  During fiscal 2014, the Company intends to assert the indefinite reinvestment of certain foreign subsidiary earnings.  As a result, the Company will not provide for U.S. income taxes applicable to certain undistributed earnings.  The Company has the ability to indefinitely reinvest these foreign earnings based on revenue and cash projections of our other investments, current cash on hand, and availability under our revolving credit facility. For a complete discussion of the factors that influence our effective tax rate, refer to Note 11 to the notes to consolidated financial statements in the Company’s Fiscal 2013 10-K.

Liquidity and Capital Resources

Overview

At September 30, 2013, we had current assets of $715.4 million compared to current liabilities of $28.0 million for a current ratio of 26 to 1.  This compares to current assets of $744.5 million and current liabilities of $35.1 million at June 30, 2013, resulting in a current ratio of approximately 21 to 1.  The increase in our current ratio was primarily attributable to a decrease in the amount of foreign withholding taxes payable on certain of our foreign royalty interests.  This decrease in foreign withholding taxes was partially offset by a decrease in our cash and equivalents during the period.  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended September 30, 2013, liquidity needs were met from $56.5 million in revenue and our available cash resources.  As of September 30, 2013, the Company had $350 million available and no amounts outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant as of September 30, 2013.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of royalty interests, including the remaining commitments incurred in connection with the Tulsequah Chief stream acquisition.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal Year 2013 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $35.5 million for the three months ended September 30, 2013, compared to $53.5 million for the three months ended September 30, 2012.  The decrease was primarily due to a decrease in proceeds received from our royalty interests, net of production taxes, of approximately $12.1 million.

Investing Activities

Net cash used in investing activities totaled $48.1 million for the three months ended September 30, 2013, compared to cash used in investing activities of $119.9 million for the three months ended September 30, 2012.  The decrease in cash used in investing activities is primarily due to a decrease in funding for the Mt. Milligan streaming interest compared to the same period of the prior year.  This decrease was offset by the Company’s acquisition of the El Morro royalty of approximately $35 million in the current period.  The Company made its final commitment payment to Thompson Creek as part of the Mt. Milligan gold stream acquisition during the quarter ended September 30, 2013.

Financing Activities

Net cash used in financing activities totaled $13.6 million for the three months ended September 30, 2013, compared to cash used in financing activities of $7.0 million for the three months ended September 30, 2012.  The increase in cash used in financing activities is primarily attributable to an increase in the common stock dividend payment, which was the result of an increase in the dividend rate and an increase in the total number of common shares outstanding when compared to the same period of the prior year.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the quarter-ended September 30, 2013.

Critical Accounting Policies

Available-for-Sale-Securities

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three months ended September 30, 2013.  The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2013 10-K.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s Kerr-Sulphurets-Mitchell project.

Income Taxes

The Company accounts for income taxes in accordance with the guidance of Accounting Standards Codification Topic 740.  The Company’s deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations.  The deferred tax assets and liabilities reflect management’s best assessment of estimated future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  The Company intends to assert the indefinite reinvestment of certain foreign subsidiary earnings. As a result, no deferred taxes have been provided on such unremitted earnings.  Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year’s liability by taxing authorities.  A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution could result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period which they are determined.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold royalty and stream interests; effective tax rate estimates; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our Fiscal 2013 10-K and our other reports filed with the SEC.  Most of these factors are beyond our ability to predict or control.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  Forward-looking statements speak only as of the date on which they are made.  We disclaim any obligation to update any forward-looking statements made herein, except as required by law.  Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and reduce our revenues.  Certain contracts governing our royalty interests have features that may amplify the negative effects of a drop in metal prices,” under Part I, Item 1A of our Fiscal 2013 10-K, for more information that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

During the three month period ended September 30, 2013, we reported revenue of $56.5 million, with an average gold price for the period of $1,326 per ounce, an average silver price of $21.32 per ounce, an average copper price of $3.21 per pound and an average nickel price of $6.31 per pound.  Approximately 70% of our total recognized revenues for the three months ended September 30, 2013 were attributable to gold sales from our gold producing royalty interests, as shown within the MD&A.  For the three months ended September 30, 2013, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $4.6 million and $4.5 million, respectively.

Approximately 11% of our total recognized revenues for the three months ended September 30, 2013 were attributable to copper sales from our copper producing royalty interests.  For the three months ended September 30, 2013, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.7 million.

Approximately 7% of our total recognized revenues for the three months ended September 30, 2013 were attributable to silver sales from our silver producing royalty interests.  For the three months ended September 30, 2013, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $0.4 million.

Approximately 8% of our total recognized revenues for the three months ended September 30, 2013 were attributable to nickel sales from our nickel producing royalty interests.  For the three months ended September 30, 2013, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.5 million.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 11 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s Bay royalty.  There was no material development to this litigation during the three months ended September 30, 2013.

ITEM 1A.                                       RISK FACTORS

Information regarding risk factors appears in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed below and elsewhere in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2013 10-K.

Changes in United States tax legislation regarding our foreign earnings could adversely impact our business.

We are subject to income taxes in the United States and various foreign jurisdictions. Currently, the majority of our revenue is generated from royalty interests located outside, and taxed in, the United States.  United States income and foreign withholding taxes have not been provided on specific foreign earnings which are intended to be indefinitely reinvested within a foreign subsidiary.  The current Administrative branch of government has proposed various international tax measures, some of which, if enacted into law, would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

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

ROYAL GOLD, INC.

Date: November 7, 2013	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws, as amended on August 28, 2013.

10.1*	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 3, 2013 and incorporated herein by reference).

10.2*

Form of Incentive Stock Option Agreement (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on September 3, 2013 and incorporated herein by reference).

10.3*

Form of Director Restricted Stock Agreement under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on September 3, 2013 and incorporated herein by reference).

10.4*

Form of Restricted Stock Agreement (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on September 3, 2013 and incorporated herein by reference).

10.5*

Form of Performance Share Agreement (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on September 3, 2013 and incorporated herein by reference).

10.6*

Form of Stock Appreciation Rights Agreement — Stock Settled (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on September 3, 2013 and incorporated herein by reference).

10.7*

Form of Employment Agreement by and between Royal Gold, Inc. and Tony Jensen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 19, 2013 and incorporated herein by reference).

10.8*

Form of Employment Agreement by and between Royal Gold, Inc. and each of the following individuals: Stefan Wenger, William Heissenbuttel, Bruce C. Kirchhoff and William Zisch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on September 19, 2013 and incorporated herein by reference).

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