Form 10-Q
period 2013-12-31
ROYAL GOLD INC
filed 2014-01-30
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

There were 64,449,535 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 22, 2014.  In addition, as of such date, there were 666,859 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	December 31,	June 30,
	2013	2013
ASSETS
Cash and equivalents	$659,289	$664,035
Royalty receivables	43,055	50,385
Income tax receivable	22,989	15,158
Prepaid expenses and other current assets	3,679	14,919
Total current assets	729,012	744,497

Royalty and stream interests, net (Note 3)	2,123,347	2,120,268
Available-for-sale securities (Note 4)	7,408	9,695
Other assets	29,431	30,881
Total assets	$2,889,198	$2,905,341

LIABILITIES
Accounts payable	2,269	2,838
Dividends payable	13,674	13,009
Foreign withholding taxes payable	5,410	15,518
Other current liabilities	2,857	3,720
Total current liabilities	24,210	35,085

Debt (Note 5)	306,983	302,263
Deferred tax liabilities	166,241	174,267
Uncertain tax positions (Note 9)	22,450	21,166
Other long-term liabilities	561	1,924
Total liabilities	520,445	534,705

Commitments and contingencies (Note 12)

EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 64,258,261 and 64,184,036 shares outstanding, respectively	643	642
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,139,790 and 1,139,420 redeemed shares, respectively	29,348	29,365
Additional paid-in capital	2,144,250	2,142,173
Accumulated other comprehensive loss	(6,860)	(4,572)
Accumulated earnings	180,446	181,279
Total Royal Gold stockholders’ equity	2,347,827	2,348,887
Non-controlling interests	20,926	21,749
Total equity	2,368,753	2,370,636
Total liabilities and equity	$2,889,198	$2,905,341

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Revenue	$52,785	$79,870	$109,272	$157,732

Costs and expenses
Cost of sales	935	—	935	—
General and administrative	4,661	5,888	11,227	12,127
Production taxes	1,603	2,197	3,386	4,676
Depreciation, depletion and amortization	22,670	21,120	45,071	42,620
Total costs and expenses	29,869	29,205	60,619	59,423

Operating income	22,916	50,665	48,653	98,309

Interest and other income	130	29	282	139
Interest and other expense	(5,957)	(6,820)	(11,724)	(12,820)
Income before income taxes	17,089	43,874	37,211	85,628

Income tax expense	(6,311)	(16,315)	(11,152)	(32,776)
Net income	10,778	27,559	26,059	52,852
Net income attributable to non-controlling interests	(111)	(342)	(197)	(865)
Net income attributable to Royal Gold common stockholders	$10,667	$27,217	$25,862	$51,987

Net income	$10,778	$27,559	$26,059	$52,852
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available-for-sale securities	(3,419)	(1,572)	(2,288)	3,474
Comprehensive income	7,359	25,987	23,771	56,326
Comprehensive income attributable to non-controlling interests	(111)	(342)	(197)	(865)
Comprehensive income attributable to Royal Gold stockholders	$7,248	$25,645	$23,574	$55,461

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.16	$0.42	$0.40	$0.84
Basic weighted average shares outstanding	64,897,757	63,941,686	64,878,056	61,688,776
Diluted earnings per share	$0.16	$0.42	$0.40	$0.84
Diluted weighted average shares outstanding	64,990,771	64,137,237	64,982,689	61,905,549
Cash dividends declared per common share	$0.21	$0.20	$0.41	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Six Months Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$26,059	$52,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,071	42,620
Non-cash employee stock compensation expense	1,759	3,900
Gain on distribution to non-controlling interest	—	(88)
Amortization of debt discount	4,720	4,448
Tax benefit of stock-based compensation exercises	(208)	(1,214)
Deferred tax benefit	(8,038)	(2,166)
Changes in assets and liabilities:
Royalty receivables	7,330	(16,808)
Prepaid expenses and other assets	13,001	(19,659)
Accounts payable	(811)	(661)
Foreign withholding taxes payable	(10,108)	(10)
Income taxes (receivable) payable	(7,626)	1,827
Other liabilities	(943)	(616)
Net cash provided by operating activities	$70,206	$64,425

Cash flows from investing activities:
Acquisition of royalty and stream interests	(48,089)	(215,032)
Proceeds on sale of inventory - restricted	—	118
Other	(54)	(38)
Net cash used in investing activities	$(48,143)	$(214,952)

Cash flows from financing activities:
Net proceeds from issuance of common stock	94	473,776
Common stock dividends	(26,032)	(17,915)
Distribution to non-controlling interests	(1,079)	(1,273)
Tax expense of stock-based compensation exercises	208	1,214
Net cash (used in) provided by financing activities	$(26,809)	$455,802
Net (decrease) increase in cash and equivalents	(4,746)	305,275
Cash and equivalents at beginning of period	664,035	375,456
Cash and equivalents at end of period	$659,289	$680,731

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission on August 8, 2013 (“Fiscal 2013 10-K”).

As a result of the start of production at Mt. Milligan during the quarter ended December 31, 2013, the following new accounting policies are considered significant to the Company:

Gold Sales

Gold received under our metal streams agreements is sold primarily in the spot market.  The sales price is fixed at the delivery date based on the gold spot price.  Revenue from gold sales is recognized on the date of the sale, which is also the date that title to the gold passes to the purchaser.

Cost of Sales

Cost of sales is specific to our stream agreement for Mt. Milligan and is the result of the Company’s purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The acquisition of the El Morro royalty interest has been accounted for as an asset acquisition.  The total purchase price of $35 million, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

3.             ROYALTY AND STREAM INTERESTS

The following tables summarize the Company’s royalty interests in mineral properties as of December 31, 2013 and June 30, 2013.

As of December 31, 2013 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(51,447)	$221,551
Voisey’s Bay	150,138	(60,296)	89,842
Peñasquito	99,172	(14,508)	84,664
LasCruces	57,230	(14,287)	42,943
Mulatos	48,092	(26,731)	21,361
Wolverine	45,158	(10,517)	34,641
Dolores	44,878	(9,571)	35,307
Canadian Malartic	38,800	(8,128)	30,672
Holt	34,612	(8,524)	26,088
Gwalia Deeps	31,070	(8,752)	22,318
Inata	24,871	(10,603)	14,268
Ruby Hill	24,335	(9,524)	14,811
Leeville	18,322	(15,716)	2,606
Robinson	17,825	(11,612)	6,213
Cortez	10,630	(9,722)	908
Other	190,703	(125,735)	64,968
	1,108,834	(395,673)	713,161

Production stage stream interests:
Mt. Milligan	783,046	(777)	782,269
Production stage royalty and stream interests	1,891,880	(396,450)	1,495,430

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
El Morro	35,135	—	35,135
Other	33,938	—	33,938

Development stage stream interests:
Other	10,418	—	10,418
Development stage royalty and stream interests	451,596	—	451,596

Exploration stage royalty interests	176,321	—	176,321
Total royalty and stream interests	$2,519,797	$(396,450)	$2,123,347

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2013 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(44,317)	$228,681
Voisey’s Bay	150,138	(51,881)	98,257
Peñasquito	99,172	(12,393)	86,779
Las Cruces	57,230	(11,713)	45,517
Mulatos	48,092	(24,545)	23,547
Wolverine	45,158	(7,891)	37,267
Dolores	44,878	(8,186)	36,692
Canadian Malartic	38,800	(6,320)	32,480
Holt	34,612	(6,564)	28,048
Gwalia Deeps	31,070	(7,194)	23,876
Inata	24,871	(9,303)	15,568
Ruby Hill	24,335	(3,054)	21,281
Leeville	18,322	(15,484)	2,838
Robinson	17,825	(11,224)	6,601
Cortez	10,630	(9,716)	914
Other	190,702	(121,654)	69,048
	1,108,833	(351,439)	757,394

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Other	32,934	—	32,934

Development stage stream interests:
Mt. Milligan	770,093	—	770,093
Other	10,418	—	10,418
Development stage royalty and stream interests	1,185,550	—	1,185,550

Exploration stage royalty interests	177,324	—	177,324
Total royalty and stream interests	$2,471,707	$(351,439)	$2,120,268

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.             AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities as of December 31, 2013 and June 30, 2013 consist of the following:

	As of December 31, 2013
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$14,064	—	(6,710)	$7,354
Other	203	—	(149)	54
	$14,267	$—	$(6,859)	$7,408

	As of June 30, 2013
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$14,064	—	(4,509)	$9,555
Other	203	—	(63)	140
	$14,267	$—	$(4,572)	$9,695

The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail in our Fiscal 2013 10-K.  The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s quarterly analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three and six months ended December 31, 2013.  The Company recognized a loss on available-for-sale securities of $12.1 million during the third quarter of our fiscal year ended June 30, 2013.  The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.             DEBT

The Company’s non-current debt as of December 31, 2013 and June 30, 2013 consists of the following:

	As of	As of
	December 31, 2013	June 30, 2013
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$306,983	$302,263
Total debt	$306,983	$302,263

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and six months ended December 31, 2013, was $5.3 million and $10.6 million, respectively, compared to $5.2 million and $10.3 million for the three and six months ended December 31, 2012, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $350 million revolving credit facility.  As of December 31, 2013, the Company had no amounts outstanding under the revolving credit facility.  As discussed in the Company’s Fiscal 2013 10-K, the Company has financial covenants associated with its revolving credit facility.  At December 31, 2013, the Company was in compliance with each financial covenant.  Refer to Note 14 for an update to our revolving credit facility that occurred subsequent to December 31, 2013.

6.             REVENUE

Revenue is comprised of the following:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
	(Amounts in thousands)		(Amounts in thousands)
Royalty interests	$50,147	$79,870	$106,634	$157,732
Stream interests	2,638	—	2,638	—
Total revenue	$52,785	$79,870	$109,272	$157,732

7.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$140	$129	$268	$256
Stock appreciation rights	358	427	664	819
Restricted stock	781	649	2,048	1,779
Performance stock	(1,132)	600	(1,221)	1,046
Total stock-based compensation expense	$147	$1,805	$1,759	$3,900

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

There were no stock options granted during the three months ended December 31, 2013 and 2012, and 24,775 and 17,925 stock options granted during the six months ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was $0.8 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

There were no stock-settled stock appreciation rights (“SSARs”) granted during the three months ended December 31, 2013 and 2012, and 84,125 and 54,400 SSARs granted during the six months ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was $2.2 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 2.2 years.

There were no shares of restricted stock granted during the three months ended December 31, 2013 and 2012, and 66,150 and 40,850 shares of restricted stock granted during the six months ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was $6.8 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 3.5 years.

There were no shares of performance stock granted during the three months ended December 31, 2013 and 2012, and 71,700 and 45,600 shares of performance stock granted during the six months ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was $1.9 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average vesting period of 2.1 years.

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
	(in thousands, except per share data)		(in thousands, except per share data)

Net income available to Royal Gold common stockholders	$10,667	$27,217	$25,862	$51,987
Weighted-average shares for basic EPS	64,897,757	63,941,686	64,878,056	61,688,776
Effect of other dilutive securities	93,014	195,551	104,633	216,773
Weighted-average shares for diluted EPS	64,990,771	64,137,237	64,982,689	61,905,549
Basic earnings per share	$0.16	$0.42	$0.40	$0.84
Diluted earnings per share	$0.16	$0.42	$0.40	$0.84

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

9.             INCOME TAXES

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)

Income tax expense	$6,311	$16,315	$11,152	$32,776
Effective tax rate	36.9%	37.2%	30.0%	38.3%

The decrease in the effective tax rate for the three months ended December 31, 2013, is primarily related to a favorable tax rate associated with certain operations in lower-tax jurisdictions.  The decrease in the effective tax rate for the six months ended December 31, 2013, is primarily attributable to (i) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (ii) a decrease in current year tax expense from changes in estimates of uncertain tax positions, and (iii) additional benefit from excess depletion.

During fiscal 2014, the Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings. As a result, the Company has not provided for U.S. income taxes applicable to the specific undistributed earnings.  The Company has the ability to indefinitely reinvest these foreign earnings based on revenue and cash projections of our other investments, current cash on hand, and availability under our revolving credit facility.

During the quarter-ended September 30, 2013, and as a result of continued review of the June 30, 2012 tax return and financial statement impacts of the return results, we recorded a $1.7 million income tax benefit resulting from an identified error. In accordance with applicable U.S. GAAP, management quantitatively and qualitatively evaluated the materiality of the error and determined the error to be immaterial to our Fiscal 2012 consolidated financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2009.

As of December 31, 2013 and June 30, 2013, the Company had $22.5 million and $21.2 million of total gross unrecognized tax benefits, respectively.  The increase in gross unrecognized tax benefits was primarily related to tax positions of International Royalty Corporation entities taken prior to or upon the acquisition by the Company during fiscal year 2010.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.  At December 31, 2013 and June 30, 2013, the amount of accrued income-tax-related interest and penalties was $5.2 million and $4.3 million, respectively.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As a result of (i) statutes of limitations that will begin to expire in the next 12 months in various jurisdictions, (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) an additional accrual of exposure and interest on existing items, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $5.0 million and $5.5 million in the next 12 months.

10.          SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty and stream interests.  Royal Gold’s revenue and long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table.

	Revenue				Royalty and Stream Interests, net
	Three Months Ended		Six Months Ended
	December 31,		December 31,		As of	As of
	2013	2012	2013	2012	December 31, 2013	June 30, 2013
Canada	28%	23%	27%	23%	52%	52%
Chile	23%	30%	27%	28%	31%	30%
Mexico	20%	18%	19%	20%	7%	7%
United States	17%	19%	15%	18%	3%	4%
Australia	4%	3%	4%	3%	3%	3%
Africa	3%	3%	3%	3%	1%	1%
Other	5%	4%	5%	5%	3%	3%

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	At December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$499,993	$499,993	$499,993	$—	$—
Marketable equity securities(2)	$7,408	$7,408	$7,408	$—	$—
Total assets		$507,401	$507,401	$—	$—

Liabilities (In thousands):
Debt(3)	$370,000	$350,945	$350,945	$—	$—
Total liabilities		$350,945	$350,945	$—	$—

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

As of December 31, 2013, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty and stream interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the six months ended December 31, 2013.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.          COMMITMENTS AND CONTINGENCIES

Mt. Milligan Gold Stream Acquisition

The Company’s final commitment payment of $12.9 million to Thompson Creek as part of the Mt. Milligan gold stream acquisition was made in September 2013.  The Company has no remaining commitment payments to Thompson Creek as part of the Mt. Milligan gold stream.

Tulsequah Chief Gold and Silver Stream Acquisition

As of December 31, 2013, the Company has a remaining commitment of $50 million as part of its Tulsequah Chief gold and silver stream acquisition in December 2011.

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

13.          RELATED PARTY

Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992.  It owns a 1.25% net value royalty (“NVR1 Royalty”) on production of minerals from a portion of Cortez.  Denver Mining Finance Company (“DMFC”), our wholly-owned subsidiary, is the general partner and held an aggregate 31.633% limited partner interest as of December 31, 2013.  Our Chairman of the Board of Directors, one other member of our Board of Directors and a former member of our Board of Directors held an aggregate 35.563% limited partner interest as of December 31, 2013.  On January 2, 2014, DMFC acquired an additional 49.465% of the outstanding limited partnership interests in the CVP, as discussed further in Note 14 below under “Acquisition of CVP Limited Partnership Interests.”  The general partner performs administrative services for CVP in receiving and processing the royalty payments from the operator, including the disbursement of royalty payments and record keeping for in-kind distributions to the limited partners.

CVP receives its royalty from the Cortez Joint Venture in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 9,855 and 9,742 ounces of gold as of December 31, 2013 and  June 30, 2013, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $6.3 million and $6.1 million as of December 31, 2013 and June 30, 2013, respectively, while the fair value of such ounces was approximately $11.9 million and $11.6 million as of December 31, 2013 and June 30, 2013, respectively.  None of the gold currently held in inventory as of December 31, 2013 and June 30, 2013, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

14.          SUBSEQUENT EVENT

Acquisition of CVP Limited Partnership Interests

On January 2, 2014, Royal Gold, through its wholly-owned subsidiary, DMFC, increased its ownership interest in the NVR1 Royalty by acquiring all or a portion of the limited partnership interests of nine limited partners in CVP, aggregating 49.465% of the outstanding limited partnership interests, for approximately $11.5 million.  The limited partners from whom DMFC acquired limited partnership interests included our Chairman of the Board of Directors, who sold 3.0% out of his total 3.063% interest; one other member of our Board of Directors, who sold his entire 8.0% interest; and a former member of our Board of Directors, who sold his entire 24.5% interest.  As a result of the transaction, DMFC now holds 81.098% of the outstanding limited partnership interests in the CVP, equating to a 1.014% net value royalty on production from all of the lands covered by the NVR1 Royalty excluding production from the mining claims comprising the Crossroad deposit (the “Crossroad Claims”) at Cortez, and a 0.618% net value royalty on production from the Crossroad Claims.  The Crossroad Claims are part of the Pipeline Complex.  The remaining related party, our Chairman of the Board of Directors, now holds a 0.063% limited partner interest in CVP.

Goldrush Royalty Acquisition

On January 7, 2014, Royal Gold acquired a 1.0% net revenue royalty on the southern end of Barrick Gold Corporation’s Goldrush deposit in Nevada from a private landowner for total consideration of $8.0 million, of which $1.0 million was paid at closing and the remaining $7.0 million will be paid in seven annual installments.  Goldrush is located approximately four miles from the Cortez mine and is currently in the exploration stage.

Amendment to Revolving Credit Facility

On January 29, 2014, Royal Gold amended and restated its revolving credit facility.  Key modifications to the revolving credit facility include, among other items: (1) an increase in the maximum availability from $350 million to $450 million; (2) an extension of the final maturity from May 2017 to January 2019; (3) an increase of the accordion feature from $50 million to $150 million which allows the Company to

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

increase availability under the revolving credit facility at its option, subject to satisfaction of certain conditions, to $600 million; (4) a reduction in the commitment fee from 0.375% to 0.25%; (5) a reduction in the drawn interest rate from LIBOR + 1.75% to LIBOR + 1.25%; (6) removal of the secured debt ratio, and (7) maintaining the leverage ratio (as defined therein) less than or equal to 3.5 to 1.0, with an increase to 4.0 to 1.0 for the two quarters following the completion of a material permitted acquisition, as defined.

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

As of December 31, 2013, the Company owned royalty interests on 38 producing properties, 20 development stage properties and 145 exploration stage properties, of which the Company considers 49 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing and operating costs on the properties in which we hold royalty interests.  During the three months ended December 31, 2013, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

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

For the three and six months ended December 31, 2013 and 2012, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,276	69%	$1,722	73%	$1,302	69%	$1,686	70%
Silver ($/ounce)	$20.82	7%	$32.68	6%	$21.07	7%	$31.24	7%
Copper ($/pound)	$3.24	11%	$3.59	12%	$3.23	11%	$3.54	13%
Nickel ($/pound)	$6.31	7%	$7.70	6%	$6.31	8%	$7.55	7%
Other	N/A	6%	N/A	3%	N/A	5%	N/A	3%

Recent Business Developments

NVR1 Royalty at Cortez

On January 2, 2014, Royal Gold, through a wholly-owned subsidiary, increased its ownership interest in the limited partnership that owns the 1.25% net value royalty (“NVR1”) covering certain portions of the Pipeline Complex at Barrick Gold Corporation’s (“Barrick”) Cortez gold mine in Nevada.  As a result of the transaction, the NVR1 royalty rate attributable to our interest increased from 0.39% to 1.014% on production from all of the lands covered by the NVR1 royalty excluding production from the mining claims comprising the Crossroad deposit (the “Crossroad Claims”), and from zero to 0.618% on production from the Crossroad Claims. Total consideration for the transaction was approximately $11.5 million.  Refer to Note 14 (Acquisition of CVP Limited Partnership Interests) of the notes to the consolidated financial statements for a discussion of certain related party interests in this transaction.

Goldrush Royalty Acquisition

On January 7, 2014, Royal Gold acquired a 1.0% net revenue royalty on the southern end of Barrick’s Goldrush deposit in Nevada from a private landowner for total consideration of $8.0 million, of which $1.0 million was paid at closing and the remaining $7.0 million will be paid in seven annual installments.  Goldrush is located approximately four miles from the Cortez mine and is currently in the exploration stage.  Barrick reports 65.9 million tons of mineralized material with an average grade of 0.127 ounces of gold per ton at Goldrush as of December 31, 2012.  Investors are cautioned not to assume that any part or all of the mineralized material will ever be converted into reserves.

Barrick indicated that as the Goldrush project advances through prefeasibility, a number of development options are being considered, including open pit mining, underground mining, or a combination of both. Drilling currently is focused on establishing confidence in the continuity of high grade portions of the deposit in support of the underground development option.

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

Please refer to our Fiscal 2013 10-K for further discussion of our principal producing and development royalty and stream interests.

Principal Producing Properties

Royalty
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo(1)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced (until 910,000 payable ounces; 50% thereafter)
Canadian Malartic	Quebec, Canada	Osisko Mining Corporation (“Osisko”)	1.0% to 1.5% sliding-scale NSR
Cortez	Nevada, USA	Barrick	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 1.014% NVR; 0.618% NVR (Crossroads)
Holt	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Las Cruces	Andalucía, Spain	First Quantum Minerals Ltd. (“First Quantum”)	1.5% NSR (copper)
Mt. Milligan(2)	British Columbia, Canada	Thompson Creek Metals Company Inc. (“Thompson Creek”)	Gold stream - 52.25% of payable gold
Mulatos(3)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Peñasquito	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead, zinc)
Robinson	Nevada, USA	KGHM International Ltd. (“KGHM”)	3.0% NSR (copper, gold, silver, molybdenum)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Newfoundland & Labrador Limited (“Vale”)	2.7% NSR (nickel, copper, cobalt)

(1)       There have been approximately 197,000 cumulative payable ounces produced as of December 31, 2013.

(2)       Thompson Creek announced mill commissioning in August 2013 and began production during the fourth quarter of calendar 2013.

(3)       The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 1.2 million cumulative ounces of gold have been produced as of December 31, 2013.

Principal Development Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty and Stream Interest for Calendar 2013

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2013.  The following table shows such production estimates for our principal producing properties for calendar 2013 as well as the actual production reported to us by the various operators through December 31, 2013.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Production Estimate by Royalty and Stream Interest for Calendar 2013 and Reported Production

Principal Producing Properties

For the period January 1, 2013 through December 31, 2013

	Calendar 2013 Operator’s Production			Reported Production through
	Estimate(1)			December 31, 2013(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	63,000	—	—	64,600	—	—
Canadian Malartic	485,000-510,000	—	—	361,900	—	—
Cortez GSR1	48,000	—	—	24,200	—	—
Cortez GSR2	16,000	—	—	27,900	—	—
Cortez GSR3	64,000	—	—	52,100	—	—
Cortez NVR1	53,000	—	—	42,400	—	—
Holt	52,000-58,000	—	—	58,300	—	—
Las Cruces						—
Copper			151-159 million			147.3 million
Mt. Milligan(3)	N/A	—	—	5,500	—	—
Mulatos	180,000-200,000	—	—	196,100	—	—
Peñasquito	370,000-390,000	20-21 million	—	396,200	21.8 million	—
Lead			145-160 million			147.9 million
Zinc			285-305 million			256.0 million
Robinson(3)	N/A	N/A		46,300	—	—
Copper			N/A			108.0 million
Voisey’s Bay(3)
Copper			N/A			88.2 million
Nickel			N/A			138.1 million

(1)       There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2013 10-K for information regarding factors that could affect actual results.

(2)      Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the period January 1, 2013 through December 31, 2013, as reported to us by the operators of the mines.

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

Andacollo

Andacollo reported production was 31% lower than the prior year quarter due to lower expected grades as mining progressed into Phase 3 of the pit.

Cortez

Reported production at Cortez decreased 54% over the prior year quarter as Barrick continued to prioritize open-pit and underground production at Cortez Hills, which is not subject to our royalty interest.  Stockpiled roaster ore that is normally sent to Goldstrike for processing was also displaced by Cortez Hill ore during the current quarter.

Holt

Reported production at Holt decreased 15% over the prior year quarter due to scheduled hoist motor and hoist drive upgrades performed during the quarter. This improvement is expected to provide additional future hoisting capacity and increased reliability.

Las Cruces

Las Cruces reported production decreased 3% over the prior year quarter as First Quantum experienced lower sales volumes.  First Quantum continues to test the plant with higher ore throughput rates and lower grades as it prepares to enter lower copper grade areas of the mine, which is expected in late calendar 2014.

Mt. Milligan

RGLD Gold received a delivery of 2,149 ounces of physical gold based on a first shipment of approximately 5,500 payable ounces of gold from Mt. Milligan during our second quarter.  RGLD Gold’s 2,149 ounces received is based on the payable ounces multiplied by a provisional percentage of 75% and our 52.25% stream interest.  Per the Mt. Milligan stream agreement, the first 12 shipments are subject to a stated provisional percentage. Thompson Creek announced on January 29, 2014, that it has loaded its second ocean shipment of copper and gold concentrate from Mt. Milligan.

Thompson Creek expects the mine will reach commercial production within the first calendar quarter of 2014, defined as operating the mill at 60% of design capacity for 30 days.

Mulatos

Reported production at Mulatos decreased 34% over the prior year quarter as Alamos experienced lower than expected grades from the Escondida high-grade deposit.  Alamos expects to have depleted the Escondida high-grade zone by the end of the first quarter of 2014, at which point the Escondida Deep zone is expected to provide additional feed to continue mill production to the end of the second quarter of calendar 2014.  Alamos intends to transition to processing high grade ore from the San Carlos zone once the Escondida Deep zone has been depleted.

Peñasquito

Reported gold and silver production at Peñasquito increased 60% and 34%, respectively, over the prior year quarter, while production of lead and zinc was 99% higher and 4% lower, respectively.  Goldcorp reported mining in the higher grade portion of the pit will continue throughout calendar 2014 and, combined with an assumed throughput of 110,000 tonnes per day, gold production is expected to increase significantly to between 530,000 and 560,000 ounces.  Including other metals on a gold equivalent basis, production is expected to total approximately 1.2 million to 1.25 million ounces. Production expectations over the balance of the five-year period assume throughput of 110,000 to 115,000 tonnes per day. During the fourth quarter of calendar 2013, construction commenced on the Northern Well Field, which will increase overall water availability upon expected completion by the end of calendar 2014.

Robinson

Reported gold and copper production at Robinson was down 25% and 46%, respectively, over the prior year quarter as the planned mine sequence moved to the Liberty pit, which has lower copper grades.

Results of Operations

Quarter Ended December 31, 2013, Compared to Quarter Ended December 31, 2012

For the quarter ended December 31, 2013, we recorded net income attributable to Royal Gold stockholders of $10.7 million, or $0.16 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $27.2 million, or $0.42 per basic and diluted share, for the quarter ended December 31, 2012.  The decrease in our earnings per share was primarily attributable to a decrease in revenue, as discussed further below.

For the quarter ended December 31, 2013, we recognized total revenue of $52.8 million, at an average gold price of $1,276 per ounce, an average silver price of $20.82 per ounce, an average nickel price of $6.31 per pound and an average copper price of $3.24 per pound, compared to total revenue of $79.9 million, at an average gold price of $1,722 per ounce, an average silver price of $32.68 per ounce, an average nickel price of $7.70 per pound and an average copper price of $3.59 per pound for the quarter ended December 31, 2012.  Revenue and the corresponding production attributable to our royalty and stream interests for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Quarter Ended December 31, 2013 and 2012

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended		Three Months Ended
		December 31, 2013		December 31, 2012
			Reported		Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Royalty:
Andacollo	Gold	$11,736	12,500 oz.	$23,128	18,000 oz.
Voisey’s Bay		$5,900		$7,413
	Nickel		28.5 Mlbs.		28.8 Mlbs.
	Copper		26.4 Mlbs.		31.2 Mlbs.
Peñasquito		$7,003		$6,612
	Gold		145,800 oz.		91,000 oz.
	Silver		6.2 Moz.		4.6 Moz.
	Lead		47.1 Mlbs.		23.7 Mlbs.
	Zinc		70.3 Mlbs.		73.6 Mlbs.
Holt	Gold	$2,717	12,900 oz.	$5,807	15,100 oz.
Mulatos	Gold	$2,477	40,200 oz.	$5,250	61,300 oz.
Las Cruces	Copper	$1,818	37.2 Mlbs.	$2,031	38.3 Mlbs.
Canadian Malartic	Gold	$1,965	105,300 oz.	$2,511	96,300 oz.
Robinson		$2,287		$4,668
	Gold		8,700 oz.		11,600 oz.
	Copper		22.1 Mlbs.		41.1 Mlbs.
Cortez	Gold	$1,078	8,300 oz.	$2,059	18,200 oz.
Other(2)	Various	$13,166	N/A	$20,391	N/A
Stream:
Mt. Milligan(3)	Gold	$2,638	2,149 oz.	$—	N/A
Total Revenue		$52,785		$79,870

(1)       Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the three months ended December 31, 2013 and 2012, as reported to us by the operators of the mines.

(2)       “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total revenue for either period.

(3)       Ounces are based on 5,655 contained ounces of gold shipped multiplied by a 97% payable factor, a provisional percentage of 75%, and our 52.25% stream interest.  Per the Mt. Milligan stream agreement, the first 12 shipments are subject to a provisional percentage.  Shipments 1-4 are subject to a 75% provisional percentage; shipments 5-8 are subject to a 50% provisional percentage; and, shipments 9-12 are subject to a 25% provisional percentage. Thereafter, all payments will be based solely on final settlement volumes.

The decrease in total revenue for the quarter ended December 31, 2013, compared with the quarter ended December 31, 2012, resulted primarily from a decrease in the average gold, silver, copper and nickel prices and decreases in production primarily at Andacollo, Voisey’s Bay (copper), Holt, Mulatos, Robinson and Cortez.  These decreases during the current period were partially offset by new production from Mt. Milligan and production increases at Peñasquito.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

General and administrative expenses decreased to $4.7 million for the quarter ended December 31, 2013, from $5.9 million for the quarter ended December 31, 2012.  The decrease was primarily due to a decrease in non-cash stock based compensation expense as a result of management’s change in estimate for the number of performance shares that are expected to vest.

Depreciation, depletion and amortization increased to $22.7 million for the quarter ended December 31, 2013, from $21.1 million for the quarter ended December 31, 2012.  The increase was primarily attributable to new production at Mt. Milligan, which resulted in additional depletion expense of approximately $0.8 million during the period.

During the quarter ended December 31, 2013, we recognized income tax expense totaling $6.3 million compared with $16.3 million during the quarter ended December 31, 2012.  This resulted in an effective tax rate of 36.9% in the current period, compared with 37.2% in the quarter ended December 31, 2012.  The decrease in the effective tax rate for the three months ended December 31, 2013, is primarily related to a favorable tax rate associated with earnings from certain operations in lower-tax jurisdictions for which we have not provided U.S. taxes due to their indefinite reinvestment outside the U.S. During fiscal 2014, the Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings.  As a result, the Company has not provided for U.S. income taxes applicable to certain undistributed earnings.  The Company has the ability to indefinitely reinvest these foreign earnings based on revenue and cash projections of our other investments, current cash on hand, and availability under our revolving credit facility. For a more complete discussion of the factors that influence our effective tax rate, refer to Note 11 of the notes to consolidated financial statements in the Company’s Fiscal 2013 10-K.

Six Months Ended December 31, 2013, Compared to Six Months Ended December 31, 2012

For the six months ended December 31, 2013, we recorded net income attributable to Royal Gold stockholders of $25.9 million, or $0.40 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $52.0 million, or $0.84 per basic and diluted share, for the six months ended December 31, 2012.  The decrease in our earnings per share was primarily attributable to a decrease in revenue, as discussed further below.

For the six months ended December 31, 2013, we recognized total revenue of $109.3 million, at an average gold price of $1,302 per ounce, an average silver price of $21.07 per ounce, an average nickel price of $6.31 per pound and an average copper price of $3.23 per pound, compared to royalty revenue of $157.7 million, at an average gold price of $1,686 per ounce, an average silver price of $31.24 per ounce, an average nickel price of $7.55 per pound and an average copper price of $3.54 per pound for the six months ended December 31, 2012.  Revenue and the corresponding production attributable to our royalty and stream interests for the six months ended December 31, 2013 compared to the six months ended December 31, 2012 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Six Months Ended December 31, 2013 and 2012

(In thousands, except reported production ozs. and lbs.)

		Six Months Ended		Six Months Ended
		December 31, 2013		December 31, 2012
			Reported		Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Royalty:
Andacollo	Gold	$28,892	29,900 oz.	$42,831	34,000 oz.
Voisey’s Bay		$12,934		$16,609
	Nickel		56.9 Mlbs.		62.7 Mlbs.
	Copper		61.2 Mlbs.		74.9 Mlbs.
Peñasquito		$13,561		$17,763
	Gold		247,300 oz.		222,300 oz.
	Silver		12.7 Moz.		12.0 Moz.
	Lead		86.9 Mlbs.		65.3 Mlbs.
	Zinc		143.8 Mlbs.		170.1 Mlbs.
Holt	Gold	$6,604	29,900 oz.	$10,368	27,900 oz.
Mulatos	Gold	$5,178	81,800 oz.	$8,746	103,600 oz.
Las Cruces	Copper	$3,832	78.4 Mlbs.	$4,493	84.5 Mlbs.
Canadian Malartic	Gold	$3,679	202,900 oz.	$4,652	188,000 oz.
Robinson		$3,886		$8,422
	Gold		17,900 oz.		20,700 oz.
	Copper		39.8 Mlbs.		78.0 Mlbs.
Cortez	Gold	$1,519	14,000 oz.	$4,840	44,000 oz.
Other(2)	Various	$26,549	N/A	$39,008	N/A
Stream:
Mt. Milligan(3)	Gold	$2,638	2,149 oz.	$—	N/A
Total Revenue		$109,272		$157,732

(1)       Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the six months ended December 31, 2013 and December 31, 2012, as reported to us by the operators of the mines.

(2)       “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total revenue for either period.

(3)       Ounces are based on 5,655 contained ounces of gold shipped multiplied by a 97% payable factor, a provisional percentage of 75%, and our 52.25% stream interest.  Per the Mt. Milligan stream agreement, the first 12 shipments are subject to a provisional percentage.  Shipments 1-4 are subject to a 75% provisional percentage; shipments 5-8 are subject to a 50% provisional percentage; and, shipments 9-12 are subject to a 25% provisional percentage. Thereafter, all payments will be based solely on final settlement volumes.

The decrease in total revenue for the six months ended December 31, 2013, compared with the six months ended December 31, 2012, resulted primarily from a decrease in the average gold, silver, copper and nickel prices and decreases in production primarily at Andacollo, Voisey’s Bay, Mulatos, Robinson and Cortez.  These decreases during the current period were partially offset by new production at Mt. Milligan and production increases at Peñasquito.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

Production taxes decreased to $3.4 million for the six months ended December 31, 2013, from $4.7 million for the six months ended December 31, 2012.  The decrease is primarily due to a decrease in the mining proceeds tax expense associated with our Voisey’s Bay royalty, which was due to decreased revenue from the Voisey’s Bay royalty during the period.

Depreciation, depletion and amortization increased to $45.1 million for the six months ended December 31, 2013, from $42.6 million for the six months ended December 31, 2012.  The increase was primarily attributable to new production at Mt. Milligan, a production increase at Peñasquito and certain of the Company’s non-principal properties, which resulted in additional depletion expense of approximately $7.0 million during the period.  These increases were partially offset by decreases in production primarily at Andacollo, Voisey’s Bay, Mulatos and Robinson, which resulted in a decrease in depletion expense of approximately $3.4 million during the period.

During the six months ended December 31, 2013, we recognized income tax expense totaling $11.2 million compared with $32.8 million during the six months ended December 31, 2012.  This resulted in an effective tax rate of 30.0% in the current period, compared with 38.3% during the six months ended December 31, 2012.  The decrease in the effective tax rate for the six months ended December 31, 2013 is primarily related to (i) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (ii) a decrease in current year tax expense from changes in estimates of uncertain tax positions, and (iii) additional benefit from excess depletion. For a more complete discussion of the factors that influence our effective tax rate, refer to Note 11 of the notes to consolidated financial statements in the Company’s Fiscal 2013 10-K.

Liquidity and Capital Resources

Overview

At December 31, 2013, we had current assets of $729.0 million compared to current liabilities of $24.2 million for a current ratio of 30 to 1.  This compares to current assets of $744.5 million and current liabilities of $35.1 million at June 30, 2013, resulting in a current ratio of approximately 21 to 1.  The increase in our current ratio was primarily attributable to a decrease in the amount of foreign withholding taxes payable on certain of our foreign royalty interests.  This decrease in foreign withholding taxes was partially offset by a decrease in our cash and equivalents during the period.  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended December 31, 2013, liquidity needs were met from $52.8 million in revenue and our available cash resources.  As of December 31, 2013, the Company had $350 million available and no amounts outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant as of December 31, 2013.  Refer to Note 5 and below (“Recent Liquidity and Capital Resource Developments”) of our notes to consolidated financial statements for further discussion on our debt.

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

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2013 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Facility

On January 29, 2014, Royal Gold entered into a Sixth Amended and Restated Revolving Credit Agreement (the “revolving credit facility”) among Royal Gold, as the borrower, certain subsidiaries of Royal Gold, as guarantors, HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, and such banks and financial institutions from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and Scotiabank, as syndication agent and joint bookrunner.  The revolving credit facility replaces Royal Gold’s $350 million revolving credit facility under the Fifth Amended and Restated Revolving Credit Agreement, dated as of May 30, 2012.

Key modifications to the revolving credit facility include, among other items: (1) an increase in the maximum availability from $350 million to $450 million; (2) an extension of the final maturity from May 2017 to January 2019; (3) an increase of the accordion feature from $50 million to $150 million which allows the Company to increase availability under the revolving credit facility at its option, subject to satisfaction of certain conditions, to $600 million; (4) a reduction in the commitment fee from 0.375% to 0.25%; (5) a reduction in the drawn interest rate from LIBOR + 1.75% to LIBOR + 1.25%; (6) removal of the secured debt ratio covenant, and (7) maintaining the leverage ratio (as defined therein) less than or equal to 3.5 to 1.0, with an increase to 4.0 to 1.0 for the two quarters following the completion of a material permitted acquisition, as defined.

Dividend Increase

On November 20, 2013, we announced an increase in our annual dividend for calendar 2013 from $0.80 to $0.84, payable on a quarterly basis of $0.21 per share.  The newly declared dividend is 5% higher than the dividend paid during calendar 2013.  The first quarter calendar 2014 dividend of $0.21 per share was paid on January 17, 2014, to shareholders of record at the close of business on January 3, 2014.  The quarterly dividend of US$0.21 is also payable to holders of exchangeable shares of RG Exchangeco.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $70.2 million for the six months ended December 31, 2013, compared to $64.4 million for the six months ended December 31, 2012.  The increase was primarily due to a decrease in tax payments made during the period of approximately $33.2 million ($17.2 million of prepaid withholding taxes and $16.0 million of income and other foreign withholding taxes).  This decrease in tax payments was partially offset by a decrease in proceeds received from our royalty interests, net of production taxes, of approximately $27.6 million.

Investing Activities

Net cash used in investing activities totaled $48.1 million for the six months ended December 31, 2013, compared to cash used in investing activities of $215.0 million for the six months ended December 31, 2012.  The decrease in cash used in investing activities is primarily due to a decrease in funding for the Mt. Milligan streaming interest compared to the same period of the prior year.  This decrease was offset by the Company’s acquisition of the El Morro royalty of approximately $35 million in the current period.  The Company made its final commitment payment to Thompson Creek as part of the Mt. Milligan gold stream acquisition during the quarter ended September 30, 2013.

Financing Activities

Net cash used in financing activities totaled $26.8 million for the six months ended December 31, 2013, compared to cash provided by financing activities of $455.8 million for the six months ended December 31, 2012.  The decrease in cash provided by financing activities is primarily due to the sale of 5,250,000 shares of our common stock, resulting in proceeds of $472.5 million, during the prior period.  This decrease is also due to an increase in the common stock dividend payment, which was the result of an increase in the dividend rate and an increase in the total number of common shares outstanding when compared to the same period of the prior year.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three and six months ended December 31, 2013.

Critical Accounting Policies

Available-for-Sale-Securities

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three and six months ended December 31, 2013.  The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2013 10-K.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s Kerr-Sulphurets-Mitchell project.

Income Taxes

The Company accounts for income taxes in accordance with the guidance of Accounting Standards Codification Topic 740.  The Company’s deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations.  The deferred tax assets and liabilities reflect management’s best assessment of estimated future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  The Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings. As a result, no deferred taxes have been provided on such unremitted earnings.  Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year’s liability by taxing authorities.  A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

During the six month period ended December 31, 2013, we reported revenue of $109.3 million, with an average gold price for the period of $1,302 per ounce, an average silver price of $21.07 per ounce, an average copper price of $3.23 per pound and an average nickel price of $6.31 per pound.  Approximately 69% of our total recognized revenues for the six months ended December 31, 2013 were attributable to gold sales from our gold producing royalty and stream interests, as shown within the MD&A.  For the six months ended December 31, 2013, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $8.7 million and $8.5 million, respectively.

Approximately 11% of our total reported revenue for the six months ended December 31, 2013 were attributable to copper sales from our copper producing royalty interests.  For the six months ended December 31, 2013, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.1 million.

Approximately 7% of our total reported revenue for the six months ended December 31, 2013 were attributable to silver sales from our silver producing royalty interests.  For the six months ended December 31, 2013, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $0.9 million.

Approximately 8% of our total reported revenue for the six months ended December 31, 2013 were attributable to nickel sales from our nickel producing royalty interests.  For the six months ended December 31, 2013, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.1 million.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2013, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s Bay royalty.  There was no material development to this litigation during the three months ended December 31, 2013.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Currently, the majority of our revenue is generated from royalty interests located outside, and taxed in, the United States.  United States income and foreign withholding taxes have not been provided on specific foreign earnings which are intended to be indefinitely reinvested within a foreign subsidiary.  The current Administrative branch of government has proposed various international tax measures, some of which, if enacted into law, would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are constituted into legislation in the current or future years, they could have a negative impact on our financial position and results of operations.

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

ROYAL GOLD, INC.

Date: January 30, 2014	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 30, 2014	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.