Form 10-Q
period 2014-03-31
ROYAL GOLD INC
filed 2014-05-01
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

There were 64,738,671 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 23, 2014.  In addition, as of such date, there were 380,153 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	March 31,	June 30,
	2014	2013
ASSETS
Cash and equivalents	$646,112	$664,035
Royalty receivables	42,209	50,385
Income tax receivable	20,026	15,158
Prepaid expenses and other	4,090	14,919
Total current assets	712,437	744,497

Royalty and stream interests, net (Note 3)	2,133,375	2,120,268
Available-for-sale securities (Note 4)	7,280	9,695
Other Assets	29,739	30,881
Total assets	$2,882,831	$2,905,341

LIABILITIES
Accounts payable	2,949	2,838
Dividends payable	13,673	13,009
Foreign withholding taxes payable	3,984	15,518
Other current liabilities	4,938	3,720
Total current liabilities	25,544	35,085

Debt (Note 5)	309,401	302,263
Deferred tax liabilities	161,277	174,267
Uncertain tax positions (Note 9)	23,590	21,166
Other long-term liabilities	2,197	1,924
Total liabilities	522,009	534,705

Commitments and contingencies (Note 12)

EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 64,409,078 and 64,184,036 shares outstanding, respectively	644	642
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,276,221 and 1,139,420 redeemed shares, respectively	23,344	29,365
Additional paid-in capital	2,138,899	2,142,173
Accumulated other comprehensive loss	(6,987)	(4,572)
Accumulated earnings	186,915	181,279
Total Royal Gold stockholders’ equity	2,342,815	2,348,887
Non-controlling interests	18,007	21,749
Total equity	2,360,822	2,370,636
Total liabilities and equity	$2,882,831	$2,905,341

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Revenue	$57,748	$74,166	$167,020	$231,898

Costs and expenses
Cost of sales	1,940	—	2,875	—
General and administrative	3,866	7,163	15,093	19,290
Production taxes	1,723	2,422	5,110	7,098
Depreciation, depletion and amortization	21,605	21,649	66,676	64,269
Total costs and expenses	29,134	31,234	89,754	90,657

Operating income	28,614	42,932	77,266	141,241

Loss on available for sale securties	—	(12,121)	—	(12,121)
Interest and other income	1,788	129	2,071	268
Interest and other expense	(5,941)	(5,757)	(17,665)	(18,577)
Income before income taxes	24,461	25,183	61,672	110,811

Income tax expense	(3,980)	(18,286)	(15,133)	(51,062)
Net income	20,481	6,897	46,539	59,749
Net income attributable to non-controlling interests	(338)	(433)	(535)	(1,299)
Net income attributable to Royal Gold common stockholders	$20,143	$6,464	$46,004	$58,450

Net income	$20,481	$6,897	$46,539	$59,749
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available-for-sale securities	(127)	(71)	(2,415)	(67)
Recognized loss on available-for-sale securities	—	10,246	—	13,716
Comprehensive income	20,354	17,072	44,124	73,398
Comprehensive income attributable to non-controlling interests	(338)	(433)	(535)	(1,299)
Comprehensive income attributable to Royal Gold stockholders	$20,016	$16,639	$43,589	$72,099

Net income per share available to Royal Gold common stockholders:

Basic earnings per share	$0.31	$0.10	$0.71	$0.93
Basic weighted average shares outstanding	64,963,605	64,837,598	64,895,464	62,723,061
Diluted earnings per share	$0.31	$0.10	$0.71	$0.93
Diluted weighted average shares outstanding	65,082,780	64,994,517	65,012,901	62,917,454
Cash dividends declared per common share	$0.21	$0.20	$0.62	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$46,539	$59,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	66,676	64,269
Loss on available-for-sale securities	—	12,121
Non-cash employee stock compensation expense	1,289	5,808
Gain on distribution to non-controlling interest	(259)	(162)
Amortization of debt discount	7,138	6,713
Tax benefit of stock-based compensation exercises	(320)	(1,214)
Deferred tax benefit	(13,002)	(5,832)
Changes in assets and liabilities:
Royalty receivables	8,175	(5,073)
Prepaid expenses and other assets	12,329	(4,223)
Accounts payable	194	(581)
Foreign withholding taxes payable	(11,533)	(20)
Income taxes receivable	(4,551)	(1,349)
Other liabilities	2,411	2,307
Net cash provided by operating activities	$115,086	$132,513

Cash flows from investing activities:
Acquisition of royalty and stream interests	(79,692)	(277,081)
Other	227	182
Net cash used in investing activities	$(79,465)	$(276,899)

Cash flows from financing activities:
Net proceeds from issuance of common stock	561	473,771
Common stock dividends	(39,706)	(30,925)
Purchase of additional royalty interest from non-controlling interest	(11,522)	—
Debt issuance costs	(1,284)	—
Distribution to non-controlling interests	(1,913)	(2,027)
Tax expense of stock-based compensation exercises	320	1,214
Net cash (used in) provided by financing activities	$(53,544)	$442,033
Net (decrease) increase in cash and equivalents	(17,923)	297,647
Cash and equivalents at beginning of period	664,035	375,456
Cash and equivalents at end of period	$646,112	$673,103

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and nine months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission on August 8, 2013 (“Fiscal 2013 10-K”).

As a result of the start of production at Mt. Milligan during the quarter ended December 31, 2013, the following new accounting policies are considered significant to the Company:

Gold Sales

Gold received under our metal streaming agreements is sold primarily in the spot market.  The sales price is fixed at the delivery date based on the gold spot price.  Revenue from gold sales is recognized on the date of the sale, which is also the date that title to the gold passes to the purchaser.

Cost of Sales

Cost of sales is specific to our streaming agreement for Mt. Milligan and is the result of the Company’s purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

2.             ACQUISITIONS

Phoenix Gold Project Stream Acquisition

On February 11, 2014, the Company, through its wholly-owned subsidiary RGLD Gold AG (“RGLD Gold”), entered into a $75 million Purchase and Sale Agreement (the “Agreement”) for a gold stream transaction with Rubicon Minerals Corporation (“Rubicon”).  Pursuant to the Agreement, the $75 million payment deposit from RGLD Gold is to be used by Rubicon to help pay a significant portion of the

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

construction costs of the Phoenix Gold Project located in Ontario, Canada, which is currently in the development stage.

Pursuant to the Agreement, the $75 million payment deposit to Rubicon is prepayment of the purchase price for refined gold and is payable in five installments.  The first installment of $10 million was made in conjunction with execution of definitive documents on February 11, 2014.  The second installment of $20 million was paid on March 20, 2014, while the third, fourth and fifth installments of $15 million each are payable upon satisfaction of certain conditions precedent.

Upon commencement of production at the Phoenix Gold Project, RGLD Gold will purchase and Rubicon will sell 6.30% of any gold produced from the Phoenix Gold Project until 135,000 ounces have been delivered, and 3.15% thereafter.  For each delivery of gold, RGLD Gold will pay a purchase price per ounce of 25% of the spot price of gold at the time of delivery.  In the event that RGLD Gold’s interests are subordinated to more than $50 million of senior debt, RGLD Gold’s per ounce purchase price will be reduced by 5.4% times the amount of the senior debt outstanding and drawn in excess of $50 million, divided by $50 million.

The Phoenix Gold Project gold stream acquisition has been accounted for as an asset acquisition.  The $30 million paid as part of the aggregate pre-production commitment of $75 million, plus direct transaction costs, have been recorded as a development stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.

Goldrush Royalty Acquisition

On January 7, 2014, Royal Gold acquired a 1.0% net revenue royalty on the southern end of Barrick Gold Corporation’s (“Barrick”) Goldrush deposit in Nevada from a private landowner for total consideration of $8.0 million, of which $1.0 million was paid at closing and the remaining $7.0 million will be paid in seven annual installments.  Goldrush is located approximately four miles from the Cortez mine. The acquisition has been recorded as an exploration stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

NVR1 Royalty at Cortez

On January 2, 2014, Royal Gold, through a wholly-owned subsidiary, increased its ownership interest in the limited partnership that owns the 1.25% net value royalty (“NVR1”) covering certain portions of the Pipeline Complex at Barrick’s Cortez gold mine in Nevada.  As a result of the transaction, the NVR1 royalty rate attributable to our interest increased from 0.39% to 1.014% on production from all of the lands covered by the NVR1 royalty excluding production from the mining claims comprising the Crossroad deposit (the “Crossroad Claims”), and from zero to 0.618% on production from the Crossroad Claims. Total consideration for the transaction was approximately $11.5 million.  Refer to Note 13 for a discussion of certain related party interests in this transaction.

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

3.             ROYALTY AND STREAM INTERESTS

The following tables summarize the Company’s royalty interests in mineral properties as of March 31, 2014 and June 30, 2013.

As of March 31, 2014 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(53,933)	$219,065
Voisey’s Bay	150,138	(64,436)	85,702
Peñasquito	99,172	(16,018)	83,154
LasCruces	57,230	(15,595)	41,635
Dolores	55,820	(10,429)	45,391
Mulatos	48,092	(27,650)	20,442
Wolverine	45,158	(11,244)	33,914
Canadian Malartic	38,800	(9,107)	29,693
Holt	34,612	(9,559)	25,053
Gwalia Deeps	31,070	(9,609)	21,461
Inata	24,871	(11,431)	13,440
Ruby Hill	24,335	(11,302)	13,033
Leeville	18,322	(15,823)	2,499
Robinson	17,825	(11,713)	6,112
Cortez	10,630	(9,739)	891
Other	192,703	(128,048)	64,655
	1,121,776	(415,636)	706,140

Production stage stream interests:
Mt. Milligan	783,046	(2,389)	780,657
Production stage royalty and stream interests	1,904,822	(418,025)	1,486,797

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
El Morro	35,139	—	35,139
Other	34,149	—	34,149

Development stage stream interests:
Phoenix Gold	30,571	—	30,571
Other	10,418	—	10,418
Development stage royalty and stream interests	482,382	—	482,382

Exploration stage royalty interests	164,196	—	164,196
Total royalty and stream interests	$2,551,400	$(418,025)	$2,133,375

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2013 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(44,317)	$228,681
Voisey’s Bay	150,138	(51,881)	98,257
Peñasquito	99,172	(12,393)	86,779
Las Cruces	57,230	(11,713)	45,517
Mulatos	48,092	(24,545)	23,547
Wolverine	45,158	(7,891)	37,267
Dolores	44,878	(8,186)	36,692
Canadian Malartic	38,800	(6,320)	32,480
Holt	34,612	(6,564)	28,048
Gwalia Deeps	31,070	(7,194)	23,876
Inata	24,871	(9,303)	15,568
Ruby Hill	24,335	(3,054)	21,281
Leeville	18,322	(15,484)	2,838
Robinson	17,825	(11,224)	6,601
Cortez	10,630	(9,716)	914
Other	190,702	(121,654)	69,048
	1,108,833	(351,439)	757,394

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Other	32,934	—	32,934

Development stage stream interests:
Mt. Milligan	770,093	—	770,093
Other	10,418	—	10,418
Development stage royalty and stream interests	1,185,550	—	1,185,550

Exploration stage royalty interests	177,324	—	177,324
Total royalty and stream interests	$2,471,707	$(351,439)	$2,120,268

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.             AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities as of March 31, 2014 and June 30, 2013 consist of the following:

	As of March 31, 2014
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$14,064	—	$(6,825)	$7,239
Other	203	—	(162)	41
	$14,267	$—	$(6,987)	$7,280

	As of June 30, 2013
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$14,064	—	$(4,509)	$9,555
Other	203	—	(63)	140
	$14,267	$—	$(4,572)	$9,695

The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail in our Fiscal 2013 10-K.  The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s quarterly analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three and nine months ended March 31, 2014.  The Company recognized a loss on available-for-sale securities of $12.1 million during the third quarter of our fiscal year ended June 30, 2013.  The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.             DEBT

The Company’s non-current debt as of March 31, 2014 and June 30, 2013 consists of the following:

	As of	As of
	March 31, 2014	June 30, 2013
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$309,401	$302,263
Total debt	$309,401	$302,263

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and nine months ended March 31, 2014, was $5.4 million and $16.0 million, respectively, compared to $5.2 million and $15.5 million for the three and nine months ended March 31, 2013, and included the contractual coupon interest, accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

On January 29, 2014, Royal Gold amended and restated its revolving credit facility.  Key modifications to the revolving credit facility include, among other items: (1) an increase in the maximum availability from $350 million to $450 million; (2) an extension of the final maturity from May 2017 to January 2019; (3) an increase of the accordion feature from $50 million to $150 million which allows the Company to increase availability under the revolving credit facility at its option, subject to satisfaction of certain conditions, to $600 million; (4) a reduction in the commitment fee from 0.375% to 0.25%; (5) a reduction in the drawn interest rate from LIBOR + 1.75% to LIBOR + 1.25%; (6) removal of the secured debt ratio,  and (7) maintaining the leverage ratio (as defined therein) less than or equal to 3.5 to 1.0, with an increase to 4.0 to 1.0 for the two quarters following the completion of a material permitted acquisition, as defined.  At March 31, 2014, the Company was in compliance with each financial covenant and had no amounts outstanding under the revolving credit facility.

6.                                      REVENUE

Revenue is comprised of the following:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Royalty interests	$51,795	$74,166	$158,429	$231,898
Stream interests	5,953	—	8,591	—
Total revenue	$57,748	$74,166	$167,020	$231,898

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

7.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$88	$113	$356	$370
Stock appreciation rights	316	378	980	1,196
Restricted stock	389	613	2,437	2,392
Performance stock	(1,263)	805	(2,484)	1,850
Total stock-based compensation expense	$(470)	$1,909	$1,289	$5,808

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

As of March 31, 2014, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards was as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Stock options	$633	1.9
Stock appreciation rights	1,931	2.0
Restricted stock	5,863	3.3
Performance stock	—	—

8.                                      EARNINGS PER SHARE (“EPS”)

Basic earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised stock-settled stock appreciation rights and unvested performance stock do not contain rights to dividends.  Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities.  Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$20,143	$6,464	$46,004	$58,450
Weighted-average shares for basic EPS	64,963,605	64,837,598	64,895,464	62,723,061
Effect of other dilutive securities	119,175	156,919	117,437	194,393
Weighted-average shares for diluted EPS	65,082,780	64,994,517	65,012,901	62,917,454

Basic earnings per share	$0.31	$0.10	$0.71	$0.93

Diluted earnings per share	$0.31	$0.10	$0.71	$0.93

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

9.                                      INCOME TAXES

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)

Income tax expense	$3,980	$18,286	$15,133	$51,062
Effective tax rate	16.3%	72.6%	24.5%	46.1%

The decrease in the effective tax rate for the three months ended March 31, 2014, is primarily attributable to (i) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (ii) an increase in foreign tax credits claimed, (iii) a decrease in tax expense relating to a decrease in taxable foreign currency exchange gains, and (iv) the prior year recognized loss on available-for-sale securities without a corresponding tax benefit.  The decrease in the effective rate for the three months ended March 31, 2014 was partially off-set by (i) an increase in tax expense related to changes in estimates for uncertain tax positions and (ii) an increase in income tax expense related to earnings from non-U.S. subsidiaries.  The decrease in the effective tax rate for the nine months ended March 31, 2014, is primarily attributable to (i) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (ii) a decrease in tax expense relating to a decrease in foreign currency exchange gains, (iii) an increase in foreign tax credits claimed, and (iv) the prior year recognized loss on available-for-sale securities without a corresponding tax benefit.

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

During the nine months ended March 31, 2014, and as a result of continued review of the June 30, 2012 and 2013 tax returns and financial statement impacts of the results of this review, we recorded a $2.7 million income tax benefit resulting from identified errors. In accordance with applicable U.S. GAAP,

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

management quantitatively and qualitatively evaluated the materiality of the errors and determined the errors to be immaterial to our Fiscal 2012 and 2013 consolidated financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2009.

As of March 31, 2014 and June 30, 2013, the Company had $23.6 million and $21.2 million of total gross unrecognized tax benefits, respectively.  The increase in gross unrecognized tax benefits was primarily related to tax positions of International Royalty Corporation entities taken prior to or upon its acquisition by the Company during fiscal year 2010.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.  At March 31, 2014 and June 30, 2013, the amount of accrued income-tax-related interest and penalties was $5.8 million and $4.3 million, respectively.

As a result of (i) statutes of limitations that will begin to expire in the next 12 months in various jurisdictions, (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) an additional accrual of exposure and interest on existing items, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $4 million and $4.5 million in the next 12 months.

10.                               SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty and stream interests.  Royal Gold’s revenue and long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table.

	Revenue				Royalty and Stream Interests, net
	Three Months Ended		Nine Months Ended
	March 31,		March 31,		As of	As of
	2014	2013	2014	2013	March 31, 2014	June 30, 2013
Canada	35%	26%	30%	24%	53%	52%
Chile	19%	32%	24%	29%	31%	30%
Mexico	18%	17%	19%	19%	7%	7%
United States	16%	15%	15%	17%	3%	4%
Africa	5%	3%	4%	3%	1%	1%
Australia	3%	3%	4%	3%	3%	3%
Other	4%	4%	4%	5%	2%	3%

11.                               FAIR VALUE MEASUREMENTS

FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

	At March 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$499,986	$499,986	$499,986	$—	$—
Marketable equity securities(2)	$7,280	$7,280	$7,280	$—	$—
Total assets		$507,266	$507,266	$—	$—

Liabilities (In thousands):
Debt(3)	$386,401	$384,800	$384,800	$—	$—
Total liabilities		$384,800	$384,800	$—	$—

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

As of March 31, 2014, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty and stream interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if any of these assets are determined to be impaired; however, no triggering events have occurred relative to any of these assets during the nine months ended March 31, 2014.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

12.                               COMMITMENTS AND CONTINGENCIES

Phoenix Gold Project Stream Acquisition

As of March 31, 2014, the Company has a remaining commitment of $45 million as part of its Phoenix Gold Project stream acquisition in February 2014 (Note 3).

Mt. Milligan Gold Stream Acquisition

The Company’s final commitment payment of $12.9 million to Thompson Creek as part of the Mt. Milligan gold stream acquisition was made in September 2013.  The Company has no remaining commitment payments to Thompson Creek as part of the Mt. Milligan gold stream.

Tulsequah Chief Gold and Silver Stream Acquisition

As of March 31, 2014, the Company has a remaining commitment of $50 million as part of its Tulsequah Chief gold and silver stream acquisition in December 2011, which is subject to satisfaction of certain conditions precedent.

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

13.                               RELATED PARTY

Crescent Valley Partners, L.P. (“CVP”) was formed as a limited partnership in April 1992.  CVP owns the NVR1 royalty on production of minerals from a portion of Cortez.  Denver Mining Finance Company (“DMFC”), our wholly-owned subsidiary, is the general partner and held an aggregate 31.633% limited partner interest as of December 31, 2013.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

one former member of our Board of Directors, who sold his entire 24.5% interest; and another former member of our Board of Directors, who sold his entire 8.0% interest.  As a result of the transaction, DMFC now holds 81.098% of the outstanding limited partnership interests in CVP, equating to a 1.014% net value royalty on production from all of the lands covered by the NVR1 Royalty excluding production from the mining claims comprising the Crossroad Claims at Cortez, and a 0.618% net value royalty on production from the Crossroad Claims.  The Crossroad Claims are part of the Pipeline Complex.  The remaining related party, our Chairman of the Board of Directors, now holds a 0.063% limited partner interest in CVP.

CVP receives its royalty from the Cortez Joint Venture in-kind.  The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners.  Such gold inventories, which totaled 9,476 and 9,742 ounces of gold as of March 31, 2014 and June 30, 2013, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP.  The inventories are carried at historical cost and are classified within Other assets on the Company’s consolidated balance sheets.  The carrying value of the gold in inventory was approximately $6.0 million and $6.1 million as of March 31, 2014 and June 30, 2013, respectively, while the fair value of such ounces was approximately $12.2 million and $11.6 million as of March 31, 2014 and June 30, 2013, respectively.  None of the gold currently held in inventory as of March 31, 2014 and June 30, 2013, is attributed to Royal Gold, as the gold allocated to Royal Gold’s CVP partnership interest is typically sold within five days of receipt.

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

Overview

Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  We may use the term “royalty interest” in this Quarterly Report on Form 10-Q to refer to royalties, gold, silver or other metal stream interests, and other similar interests.  We seek to acquire existing royalty interests or to finance projects that are in production or in the development stage in exchange for royalty interests.  In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

As of March 31, 2014, the Company owned royalty interests on 37 producing properties, 22 development stage properties and 142 exploration stage properties, of which the Company considers 47 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing and operating costs on the properties in which we hold royalty interests.  During the three months ended March 31, 2014, we focused on the management of our existing royalty and streaming interests and the acquisition of royalty and streaming interests.

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

For the three and nine months ended March 31, 2014 and 2013, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,293	72%	$1,632	73%	$1,299	70%	$1,668	71%
Silver ($/ounce)	$20.48	6%	$30.11	6%	$20.87	7%	$30.87	7%
Copper ($/pound)	$3.19	6%	$3.60	8%	$3.22	9%	$3.56	11%
Nickel ($/pound)	$6.64	10%	$7.85	10%	$6.42	8%	$7.65	8%
Other	N/A	6%	N/A	3%	N/A	6%	N/A	3%

Recent Business Developments

Phoenix Gold Project Stream Acquisition

On February 11, 2014, the Company, through its wholly-owned subsidiary RGLD Gold AG (“RGLD Gold”), entered into a $75 million Purchase and Sale Agreement (the “Agreement”) for a gold stream transaction with Rubicon Minerals Corporation (“Rubicon”).  Pursuant to the Agreement, the $75 million payment deposit from RGLD Gold is to be used by Rubicon to help pay a significant portion of the construction costs of the Phoenix Gold Project located in Ontario, Canada, which is currently in the development stage.

Pursuant to the Agreement, the $75 million payment deposit to Rubicon as prepayment of the purchase price for refined gold is payable in five installments.  The first installment of $10 million was made in conjunction with execution of definitive documents on February 11, 2014.  The second installment of $20 million was paid on March 20, 2014, while the third, fourth and fifth installments of $15 million each are payable upon satisfaction of certain conditions precedent.

Upon commencement of production at the Phoenix Gold Project, RGLD Gold will purchase and Rubicon will sell 6.30% of any gold produced from the Phoenix Gold Project until 135,000 ounces have been delivered, and 3.15% thereafter.  For each delivery of gold, RGLD Gold will pay a purchase price per ounce of 25% of the spot price of gold at the time of delivery.  In the event that RGLD Gold’s interests are subordinated to more than $50 million of senior debt, RGLD Gold’s per ounce purchase price will be reduced by 5.4% times the amount of the senior debt outstanding and drawn in excess of $50 million, divided by $50 million.

The Phoenix Gold Project is located in Red Lake, Ontario, Canada.  The Red Lake greenstone belt is host to one of Canada’s preeminent gold producing districts, the Red Lake District.  The Phoenix Gold Project is located in this belt, which also hosts the Red Lake and Cochenour mines.  The deposit extends 5,400 feet below surface, and remains open at depth and along strike.  The Phoenix Gold Project is fully permitted for initial production at 1,250 tonnes per day.

Construction on the Phoenix Gold Project is well-advanced, with its shaft sinking completed to approximately 2,400 feet below surface.  Civil works are largely complete, the mill building has been erected, major components such as SAG and ball mills are on-site, and underground development is underway.  Gold production at the Phoenix Gold Project is projected by Rubicon to begin in mid-calendar 2015.

Goldrush Royalty Acquisition

On January 7, 2014, Royal Gold acquired a 1.0% net revenue royalty on the southern end of Barrick Gold Corporation’s (“Barrick”) Goldrush deposit in Nevada from a private landowner for total consideration of $8.0 million, of which $1.0 million was paid at closing and the remaining $7.0 million will be paid in seven annual installments.  Goldrush is located approximately four miles from the Cortez mine and is currently in the exploration stage.  As of December 31, 2013, Barrick reported 75.5 million tons of mineralized material with an average grade of 0.132 ounces of gold per ton.  Investors are cautioned not to assume that any part or all of the mineralized material will ever be converted into reserves.

Barrick indicated that as the Goldrush project advances through prefeasibility, a number of development options are being considered, including open pit mining, underground mining, or a combination of both. Drilling currently is focused on establishing confidence in the continuity of high grade portions of the deposit in support of the underground development option.

NVR1 Royalty at Cortez

On January 2, 2014, Royal Gold, through a wholly-owned subsidiary, increased its ownership interest in the limited partnership that owns the 1.25% net value royalty (“NVR1”) covering certain portions of the Pipeline Complex at Barrick’s Cortez gold mine in Nevada.  As a result of the transaction, the NVR1 royalty rate attributable to our interest increased from 0.39% to 1.014% on production from all of the lands covered by the NVR1 royalty excluding production from the mining claims comprising the Crossroad deposit (the “Crossroad Claims”), and from zero to 0.618% on production from the Crossroad Claims. Total consideration for the transaction was approximately $11.5 million.  Refer to Note 13 of the notes to the consolidated financial statements for a discussion of certain related party interests in this transaction.

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

Royalty or stream interests
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

(1)         There have been approximately 207,000 cumulative payable ounces produced as of March 31, 2014.

(2)         Thompson Creek announced mill commissioning in August 2013, began production during the fourth quarter of calendar 2013 and reached commercial production during the first quarter of calendar 2014.

(3)         The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 1.2 million cumulative ounces of gold have been produced as of March 31, 2014.

Principal Development Property

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR 1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty and Stream Interest for Calendar 2014

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2014.  The following table shows such production estimates for our principal producing properties for calendar 2014 as well as the actual production reported to us by the various operators through March 31, 2014.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Production Estimate by Royalty and Stream Interest for Calendar 2014 and Reported Production

Principal Producing Properties

For the period January 1, 2014 through March 31, 2014

	Calendar 2014 Operator’s Production			Reported Production through
	Estimate(1)			March 31, 2014(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty/Stream	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo	38,500	—	—	10,400	—	—
Canadian Malartic	344,000	—	—	110,200	—	—
Cortez GSR1	125,000	—	—	17,900	—	—
Cortez GSR2	151,000	—	—	23,200	—	—
Cortez GSR3	276,000	—	—	41,100	—	—
Cortez NVR1	228,000	—	—	34,600	—	—
Holt	66,000	—	—	17,600	—	—
Las Cruces						—
Copper			152-159 million			41.1 million
Mt. Milligan(3)	165,000-175,000	—	—	10,400	—	—
Mulatos	150,000-170,000	—	—	34,400	—	—
Peñasquito	530,000-560,000	22-25 million		118,700	7.1 million
Lead			135-145 million			45.3 million
Zinc			315-325 million			90.1 million
Robinson(4)	N/A	N/A		3,900	—	—
Copper			N/A			10.7 million
Voisey’s Bay(4)
Copper			N/A			9.7 million
Nickel			N/A			39.9 million

(1)         There can be no assurance that production estimates received from our operators will be achieved.  Operator’s production estimates relate to the amount of metal sales, subject to our royalty and stream interests, for calendar 2014.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2013 10-K for information regarding factors that could affect actual results.

(2)         Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2014 through March 31, 2014, as reported to us by the operators of the mines.  For our streaming interest at Mt. Milligan, reported production represents payable gold shipped, subject to our stream interest, during the January 1, 2014 through March 31, 2014 period.

(3)         The operator’s production estimate shown represents ounces of payable gold production.  RGLD Gold’s anticipated gold deliveries associated with the payable gold production are derived by applying our streaming interest of 52.25%.  RGLD Gold’s deliveries are also subject to Thompson Creek’s shipping and settlement schedules, which are not known by RGLD Gold.

(4)         The operator did not release public production guidance for calendar 2014.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.  Reported production, as used below, relates to the amount of metal sales subject to our royalty and stream interests, as reported to us by the operators of the mines.

Andacollo

Reported production decreased 45% over the prior year quarter as Andacollo continues to progress through a lower grade phase of mining that began in the December 2013 quarter.  Teck continues to expect a lower calendar year 2014 grade profile, with gold production for the year at Andacollo anticipated to be weighted toward the second half of the calendar year.

Cortez

Reported production increased 157% over the prior year quarter as surface mining activity at Pipeline has recommenced.  Additionally, after deferrals in the third and fourth calendar quarter of 2013, Barrick resumed shipments of roaster ore stockpiled at Cortez to Goldstrike for processing during the March 2014 quarter.

Canadian Malartic

Reported production from our royalty area at Canadian Malartic increased 25% over the prior year quarter.  The mine overcame an unscheduled four day shutdown of the mill to repair loose liners in the SAG mill with overall gold production setting a new record in the March 2014 quarter.  Royal Gold’s 1.5% NSR on Canadian Malartic will be unaffected by the potential merger and acquisition activity related to Osisko.

Holt

Reported production increased 17% over the prior year quarter due to an increase in throughput, better hoisting capacity and increased reliability as a result of improvements established during the December 2013 quarter.

Las Cruces

Reported production increased 7% over the prior year quarter due to higher expected recoveries related to improvements put in place in calendar 2013.  First Quantum continues to debottleneck the plant for higher ore throughput rates and lower grades as it prepares to enter lower copper grade areas of the mine, which is expected in late calendar 2014.

Mt. Milligan

Thompson Creek reported that concentrate production at Mt. Milligan for the quarter ended March 31, 2014 totaled 39,200 ounces of payable gold, where payable gold is defined by the terms of the Thompson Creek concentrate sales agreement applicable to each shipment.  Deliveries of gold to RGLD Gold, however, are a product of the gold ounces contained in concentrates from Mt. Milligan, a 97% payable factor, and our 52.25% stream interest; and, for the first 12 concentrate shipments from Mt. Milligan, are based on Thompson Creek’s receipt of first provisional payments under each of its concentrate sales agreements.  For shipments 1-4, 75% of the gold is delivered based upon Thompson Creek’s receipt of the first provisional payment under each concentrate sales agreement and 25% of the gold ounces are delivered based upon final settlement under each agreement.  For shipments 5-8, those percentages are 50% and 50%, respectively, and for shipments 9-12, the percentages are 25% and 75%, respectively.  Thereafter, all deliveries to RGLD Gold will be based solely on final settlement timing and volumes under Thompson Creek’s concentrate sales agreements.

Deliveries to RGLD Gold can be affected by several factors that make it difficult to calculate our quarterly Mt. Milligan revenue based solely on Thompson Creek’s reported quarterly production, including the timing of Thompson Creek’s concentrate shipments and the provisional and final settlement terms applicable to each shipment, neither of which are known to RGLD Gold prior to the shipment date.  RGLD Gold receives physical metal within two days after Thompson Creek records a sale, which in turn can take between five days and several weeks post-shipment.  RGLD Gold currently sells most of the delivered gold within three weeks of receipt, and recognizes revenue on its streaming transactions when the metal received is sold.

During the quarter ended March 31, 2014, RGLD Gold purchased 4,780 ounces of physical gold, consisting of approximately 700 ounces upon final settlement of Thompson Creek’s first shipment from the Mt. Milligan mine in November 2013 and approximately 4,080 ounces upon provisional payment relating to Thompson Creek’s second shipment in January 2014.  RGLD Gold sold approximately 4,500 ounces of gold during the period at an average price of $1,335 per ounce, and had approximately 300 ounces of gold in inventory as of March 31, 2014.  Thompson Creek reported that its third and fourth concentrate shipments were made in late March 2014, and in April 2014, RGLD Gold received delivery of approximately 10,700 ounces of gold associated with provisional payments for these shipments.

Thompson Creek reported that the mine reached commercial production on February 18, 2014, defined as operating the mill at 60% of design capacity for 30 days.  The operator expects mill throughput will achieve 75% to 85% of design capacity by the end of calendar year 2014.

Mulatos

Reported production decreased 42% over the prior year quarter due to lower than expected grades from the Escondida deposit.  Alamos commenced underground mining at Escondida deep in the March 2014 quarter and expects to transition to San Carlos in the second half of calendar 2014.  Underground throughput rates at San Carlos are expected to gradually ramp-up to an expanded mill capacity of 800 tonnes per day in the second half of calendar 2014.

Peñasquito

Reported gold and silver production increased 74% and 82%, respectively, while reported lead and zinc production increased by 87% and 79%, respectively, over the prior year quarter.  Goldcorp reported that it is mining in the higher grade portion of the pit, which it expects will continue throughout calendar 2014 at a projected throughput of 110,000 tonnes per day.

Robinson

Reported gold production was down 61% and reported copper production decreased 57% over the prior year quarter as the planned mine sequence moved to the Liberty pit, which has lower metal grades.  It is expected that mining will return to the higher grade Ruth pit in the second half of calendar 2014.

Voisey’s Bay

Reported nickel and copper production decreased 11% and 38%, respectively, over the prior year quarter due to lower copper grades.  For calendar year 2014, there is limited forward-looking information publicly provided by the operator, but calendar year 2013 production at Voisey’s Bay totaled 138 million pounds of payable nickel and 88 million pounds of copper, as reported to us.

Results of Operations

Quarter Ended March 31, 2014, Compared to Quarter Ended March 31, 2013

For the quarter ended March 31, 2014, we recorded net income attributable to Royal Gold stockholders of $20.1 million, or $0.31 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $6.5 million, or $0.10 per basic and diluted share, for the quarter ended March 31, 2013.  The increase in our earnings per share was primarily attributable to an other-than-temporary impairment loss recognized on our available for sale securities in the prior period.  The effect of the recognized loss, net of tax, during the quarter ended March 31, 2013, was $0.17 per share.  The increase in our earnings per share is also attributable to a decrease in our income tax expense, as discussed further below.  These increases in our earnings per share were partially offset by a decrease in revenue, which is also discussed further below.

For the quarter ended March 31, 2014, we recognized total revenue of $57.7 million, at an average gold price of $1,293 per ounce, an average silver price of $20.48 per ounce, an average nickel price of $6.64 per pound and an average copper price of $3.19 per pound, compared to total revenue of $74.2 million, at an average gold price of $1,632 per ounce, an average silver price of $30.11 per ounce, an average nickel price of $7.85 per pound and an average copper price of $3.60 per pound for the quarter ended March 31, 2013.  Revenue and the corresponding production attributable to our royalty and stream interests for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Quarter Ended March 31, 2013 and 2014

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2014			March 31, 2013
			Reported			Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Royalty:
Andacollo	Gold	$10,197	10,400	oz.	$23,112	19,000	oz.
Peñasquito		$7,262			$5,366
	Gold		118,700	oz.		68,200	oz.
	Silver		7.1	Moz.		3.9	Moz.
	Lead		45.3	Mlbs.		24.2	Mlbs.
	Zinc		90.1	Mlbs.		50.4	Mlbs.
Voisey’s Bay		$6,311			$9,204
	Nickel		39.9	Mlbs.		44.7	Mlbs.
	Copper		9.7	Mlbs.		15.6	Mlbs.
Holt	Gold	$3,848	17,600	oz.	$5,167	15,000	oz.
Cortez	Gold	$3,021	41,100	oz.	$2,110	16,000	oz.
Mulatos	Gold	$2,162	34,400	oz.	$4,790	59,500	oz.
Canadian Malartic	Gold	$2,149	110,200	oz.	$2,000	88,100	oz.
Las Cruces	Copper	$1,967	41.1	Mlbs.	$2,067	38.3	Mlbs.
Robinson		$1,010			$2,739
	Gold		3,900	oz.		10,000	oz.
	Copper		10.7	Mlbs.		24.8	Mlbs.
Other(2)	Various	$13,868	N/A		$17,611	N/A
Stream:
Mt. Milligan	Gold	$5,953	4,500	oz.	$—	N/A
Total Revenue		$57,748			$74,166

(1)         Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended March 31, 2014 and 2013, as reported to us by the operators of the mines.

For our streaming interest at Mt. Milligan, the ounces shown relate to the amount of gold purchased and delivered to our account and subsequently sold during the three months ended March 31, 2014.  RGLD Gold’s gold deliveries during the period were based on approximately 10,400 contained ounces of payable gold shipped multiplied by a provisional percentage of 75%, and our 52.25% stream interest, plus approximately 700 ounces upon final settlement of Thompson Creek’s first shipment from November 2013 and less approximately 300 ounces held in inventory as of March 31, 2014.

(2)         “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in total revenue for the quarter ended March 31, 2014, compared with the quarter ended March 31, 2013, resulted primarily from a decrease in the average gold, silver, copper and nickel prices and decreases in production primarily at Andacollo, Voisey’s Bay, Mulatos and Robinson.  These decreases during the current period were partially offset by new production from Mt. Milligan and production increases at Peñasquito, Canadian Malartic and Cortez.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

General and administrative expenses decreased to $3.9 million for the quarter ended March 31, 2014, from $7.2 million for the quarter ended March 31, 2013.  The decrease was primarily due to a decrease in non-cash stock based compensation expense of approximately $2.4 million as a result of management’s change in estimate for the number of performance shares that are expected to vest.  The decrease was also attributable to a decrease in legal and tax consulting fees of approximately $0.7 million during the period.

During the quarter ended March 31, 2014, we recognized income tax expense totaling $4.0 million compared with $18.3 million during the quarter ended March 31, 2013.  This resulted in an effective tax rate of 16.3% in the current period, compared with 72.6% in the quarter ended March 31, 2013.  The decrease in the effective tax rate for the three months ended March 31, 2014, is primarily attributable to (i) a favorable tax rate associated with certain operations in lower-tax jurisdictions for which we have not provided U.S. taxes due to their indefinite reinvestment outside the U.S, (ii) an increase in foreign tax credits claimed, (iii) a decrease in tax expense relating to a decrease in taxable foreign currency exchange gains, and (iv) the prior year recognized loss on available-for-sale securities without a corresponding tax benefit. The decrease in the effective rate for the three months ended March 31, 2014 was partially off-set by (i) an increase in tax expense related to changes in estimates for uncertain tax positions and (ii) an increase in income tax expense related to earnings from non-U.S. subsidiaries. During fiscal 2014, the Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings.  As a result, the Company has not provided for U.S. income taxes applicable to certain undistributed earnings.  The Company has the ability to indefinitely reinvest these foreign earnings based on revenue and cash projections of our other investments, current cash on hand, and availability under our revolving credit facility.  For a more complete discussion of the factors that influence our effective tax rate, refer to Note 11 of the notes to consolidated financial statements in the Company’s Fiscal 2013 10-K.

Nine months ended March 31, 2014, Compared to Nine months ended March 31, 2013

For the nine months ended March 31, 2014, we recorded net income attributable to Royal Gold stockholders of $46.0 million, or $0.71 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $58.5 million, or $0.93 per basic and diluted share, for the nine months ended March 31, 2013.  The decrease in our earnings per share was primarily attributable to a decrease in revenue, as discussed further below.

For the nine months ended March 31, 2014, we recognized total revenue of $167.0 million, at an average gold price of $1,299 per ounce, an average silver price of $20.87 per ounce, an average nickel price of $6.42 per pound and an average copper price of $3.22 per pound, compared to royalty revenue of $231.9 million, at an average gold price of $1,668 per ounce, an average silver price of $30.87 per ounce, an average nickel price of $7.65 per pound and an average copper price of $3.56 per pound for the nine months ended March 31, 2013.  Revenue and the corresponding production attributable to our royalty and stream interests for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Nine Months Ended March 31, 2014 and 2013

(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended			Nine Months Ended
		March 31, 2014			March 31, 2013
			Reported			Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Royalty:
Andacollo	Gold	$39,089	40,400	oz.	$65,942	52,900	oz.
Peñasquito		$20,824			$23,129
	Gold		366,000	oz.		290,500	oz.
	Silver		19.8	Moz.		15.9	Moz.
	Lead		132.2	Mlbs.		89.5	Mlbs.
	Zinc		233.8	Mlbs.		220.6	Mlbs.
Voisey’s Bay		$19,244			$25,813
	Nickel		96.8	Mlbs.		107.4	Mlbs.
	Copper		70.8	Mlbs.		90.5	Mlbs.
Holt	Gold	$10,452	47,500	oz.	$15,535	42,900	oz.
Mulatos	Gold	$7,340	116,200	oz.	$13,536	163,100	oz.
Canadian Malartic	Gold	$5,828	313,100	oz.	$6,652	276,100	oz.
Las Cruces	Copper	$5,799	119.6	Mlbs.	$6,560	122.8	Mlbs.
Robinson		$4,896			$11,161
	Gold		21,800	oz.		30,700	oz.
	Copper		50.5	Mlbs.		102.8	Mlbs.
Cortez	Gold	$4,540	55,100	oz.	$6,950	60,100	oz.
Other(2)	Various	$40,417	N/A		$56,620	N/A
Stream:
Mt. Milligan	Gold	$8,591	6,600	oz.	$—	N/A
Total Revenue		$167,020			$231,898

(1)         Reported production relates to the amount of metal sales, subject to our royalty interests, for the nine months ended March 31, 2014 and March 31, 2013, as reported to us by the operators of the mines.

For our streaming interest at Mt. Milligan, the ounces shown relate to the amount of gold purchased and delivered to our account and subsequently sold during the nine months ended March 31, 2014.  RGLD Gold’s gold deliveries during the period were based on approximately 15,900 contained ounces of payable gold shipped multiplied by a provisional percentage of 75%, and our 52.25% stream interest, plus approximately 700 ounces upon final settlement of Thompson Creek’s first shipment from November 2013 and less approximately 300 ounces held in inventory as of March 31, 2014.

(2)         “Other” includes all of the Company’s non-principal producing royalty interests.  Individually, no royalty interest included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in total revenue for the nine months ended March 31, 2014, compared with the nine months ended March 31, 2013, resulted primarily from a decrease in the average gold, silver, copper and nickel prices and decreases in production primarily at Andacollo, Voisey’s Bay, Mulatos, Robinson and Cortez.  These decreases during the current period were partially offset by new production at Mt. Milligan and production increases at Peñasquito.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

Production taxes decreased to $5.1 million for the nine months ended March 31, 2014, from $7.1 million for the nine months ended March 31, 2013.  The decrease is primarily due to a decrease in the mining proceeds tax expense associated with our Voisey’s Bay royalty, which was due to decreased revenue from the Voisey’s Bay royalty during the period.

Depreciation, depletion and amortization increased to $66.7 million for the nine months ended March 31, 2014, from $64.3 million for the nine months ended March 31, 2013.  The increase was primarily attributable to new production at Mt. Milligan and a production increase at Peñasquito, which resulted in additional depletion expense of approximately $3.5 million during the period.  The increase was also attributable to an increase in depletion rates at certain of our non-principal properties, which resulted in additional depletion of approximately $7.3 million.  These increases were partially offset by decreases in production primarily at Andacollo, Voisey’s Bay, Mulatos and Robinson, which resulted in a decrease in depletion expense of approximately $7.3 million during the period.

During the nine months ended March 31, 2014, we recognized income tax expense totaling $15.1 million compared with $51.1 million during the nine months ended March 31, 2013.  This resulted in an effective tax rate of 24.5% in the current period, compared with 46.1% during the nine months ended March 31, 2013.  The decrease in the effective tax rate for the nine months ended March 31, 2014, is primarily attributable to (i) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (ii) a decrease in tax expense relating to a decrease in taxable foreign current exchange gains, (iii) an increase in foreign tax credits claimed, and (iv) the prior year recognized loss on available-for-sale securities without a corresponding tax benefit. For a more complete discussion of the factors that influence our effective tax rate, refer to Note 11 of the notes to consolidated financial statements in the Company’s Fiscal 2013 10-K.

Liquidity and Capital Resources

Overview

At March 31, 2014, we had current assets of $712.4 million compared to current liabilities of $25.5 million for a current ratio of 28 to 1.  This compares to current assets of $744.5 million and current liabilities of $35.1 million at June 30, 2013, resulting in a current ratio of approximately 21 to 1.  The increase in our current ratio was primarily attributable to a decrease in the amount of foreign withholding taxes payable on certain of our foreign royalty interests.  This decrease in foreign withholding taxes was partially offset by a decrease in our cash and equivalents during the period.  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended March 31, 2014, liquidity needs were met from $57.7 million in revenue and our available cash resources.  As of March 31, 2014, the Company had $450 million available and no amounts outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant under its revolving credit facility as of March 31, 2014.  Refer to Note 5 of our notes to consolidated financial statements and below (“Recent Liquidity and Capital Resource Developments”) for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of royalty and stream interests, including the remaining commitments incurred in connection with the Phoenix Gold Project and Tulsequah Chief stream acquisitions.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2013 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Facility

On January 29, 2014, Royal Gold entered into a Sixth Amended and Restated Revolving Credit Agreement (the “revolving credit facility”) among Royal Gold, as the borrower, certain subsidiaries of Royal Gold, as guarantors, HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, as a lender, and such banks and financial institutions from time to time party thereto, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and Scotiabank, as syndication agent and joint bookrunner.  In addition, Goldman Sachs Bank USA, Bank of America, N.A., and Canadian Imperial Bank of Commerce are lenders under the revolving credit facility.  The revolving credit facility replaces Royal Gold’s $350 million revolving credit facility under the Fifth Amended and Restated Revolving Credit Agreement, dated as of May 30, 2012.

Key modifications to the revolving credit facility include, among other items: (1) an increase in the maximum availability from $350 million to $450 million; (2) an extension of the final maturity from May 2017 to January 2019; (3) an increase of the accordion feature from $50 million to $150 million which allows the Company to increase availability under the revolving credit facility at its option, subject to satisfaction of certain conditions, to $600 million; (4) a reduction in the commitment fee from 0.375% to 0.25%; (5) a reduction in the drawn interest rate from LIBOR + 1.75% to LIBOR + 1.25%; (6) removal of the secured debt ratio covenant, and (7) maintaining the leverage ratio (as defined therein) less than or equal to 3.5 to 1.0, with an increase to 4.0 to 1.0 for the two quarters following the completion of a material permitted acquisition, as defined in the revolving credit facility.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $115.1 million for the nine months ended March 31, 2014, compared to $132.5 million for the nine months ended March 31, 2013.  The decrease was primarily due to a decrease in proceeds received from our royalty interests, net of production taxes, of approximately $58.1 million.  This decrease was partially offset by a decrease in income and other foreign withholding tax payments of $36.9 million.

Investing Activities

Net cash used in investing activities totaled $79.5 million for the nine months ended March 31, 2014, compared to cash used in investing activities of $276.9 million for the nine months ended March 31, 2013.  The decrease in cash used in investing activities is primarily due to a decrease in funding for the Mt. Milligan streaming interest compared to the same period of the prior year.  This decrease was offset by the Company’s acquisition of the Phoenix Gold Project gold stream and El Morro royalty of approximately $30 million and $35 million, respectively, in the current period.  The Company made its final commitment payment to Thompson Creek as part of the Mt. Milligan gold stream acquisition during the quarter ended September 30, 2013.

Financing Activities

Net cash used in financing activities totaled $53.5 million for the nine months ended March 31, 2014, compared to cash provided by financing activities of $442.0 million for the nine months ended March 31, 2013.  The decrease in cash provided by financing activities is primarily due to the sale of 5,250,000 shares of our common stock, resulting in proceeds of $472.5 million, during the prior period.  This decrease is also due to an increase in the common stock dividend payment, which was the result of an increase in the dividend rate and an increase in the total number of common shares outstanding when compared to the same period of the prior year.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three and nine months ended March 31, 2014.

Critical Accounting Policies

Available-for-Sale-Securities

The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three and nine months ended March 31, 2014.  The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail within our Fiscal 2013 10-K.  The Company will continue to evaluate this investment considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s Kerr-Sulphurets-Mitchell project.

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

During the nine month period ended March 31, 2014, we reported revenue of $167.0 million, with an average gold price for the period of $1,293 per ounce, an average silver price of $20.48 per ounce, an average copper price of $3.19 per pound and an average nickel price of $6.64 per pound.  Approximately 70% of our total recognized revenues for the nine months ended March 31, 2014 were attributable to gold sales from our gold producing royalty and stream interests, as shown within the MD&A.  For the nine months ended March 31, 2014, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $13.3 million and $13.1 million, respectively.

Approximately 9% of our total reported revenue for the nine months ended March 31, 2014 were attributable to copper sales from our copper producing royalty interests.  For the nine months ended March 31, 2014, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.8 million.

Approximately 8% of our total reported revenue for the nine months ended March 31, 2014 were attributable to nickel sales from our nickel producing royalty interests.  For the nine months ended March 31, 2014, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.9 million.

Approximately 7% of our total reported revenue for the nine months ended March 31, 2014 were attributable to silver sales from our silver producing royalty interests.  For the nine months ended March 31, 2014, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $1.3 million.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s Bay royalty.  There was no material development to this litigation during the three months ended March 31, 2014.

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

ROYAL GOLD, INC.

Date: May 1, 2014	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2014	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Form of Agreement for Assignment of Partnership Interest in Crescent Valley Partners, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 8, 2014 and incorporated herein by reference).

10.2

Sixth Amended and Restated Revolving Credit Agreement, dated January 29, 2014, among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 29, 2014 and incorporated herein by reference).

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