Form 10-K
period 2014-06-30
ROYAL GOLD INC
filed 2014-08-07
CIK 85535

Use these links to rapidly review the document

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2014
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

(303) 573-1660
Registrant's telephone number, including area code:

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 31, 2013, as reported on the NASDAQ Global Select Market was $2,891,571,031. There were 64,754,869 shares of the Company's common stock, par value $0.01 per share, outstanding as of July 28, 2014. In addition, as of such date, there were 380,482 exchangeable shares of RG Exchangeco Inc., a subsidiary of registrant, outstanding which are exchangeable at any time into shares of the Company's common stock on a one-for-one basis and entitle their holders to dividends and other rights economically equivalent to those of the Company's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders scheduled to be held on November 14, 2014, and to be filed within 120 days after June 30, 2014, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

 PART I

ITEM 1.    BUSINESS

Overview

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. We may use the term "royalty interest" in this Annual Report on Form 10-K to refer to royalties, gold, silver or other metal stream interests, and other similar interests. We seek to acquire existing royalty interests or to finance projects that are in production or in the development stage in exchange for royalty interests. In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

        As of June 30, 2014, the Company owned royalty interests on 37 producing properties, 23 development stage properties and 141 exploration stage properties, of which the Company considers 46 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing and operating costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2014, we focused on the management of our existing royalty and streaming interests and the acquisition of royalty and streaming interests.

        As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2014 were as follows:

  (1)
  Production at Mt. Milligan began during the fourth quarter of calendar 2013, with commercial production reached during the first quarter of calendar 2014;

  (2)
  We acquired a gold stream on the Phoenix Gold Project in Ontario, Canada;

  (3)
  We acquired a 70% interest in a 2.0% net smelter return royalty ("NSR") on certain portions of the El Morro copper project in Chile;

  (4)
  We increased our interest in a net value royalty covering certain portions of the Pipeline mining complex, and we acquired a royalty interest at the Goldrush deposit, both interests in Nevada, USA;

  (5)
  We expanded and extended our revolving credit facility from a $350 million facility maturing in May 2017 to a $450 million facility maturing in January 2019; and

  (6)
  We increased our calendar year dividend to $0.84 per basic share, which is paid in quarterly installments throughout calendar year 2014. This represents a 5% increase compared with the dividend paid during calendar year 2013.

Certain Definitions

        Gross Proceeds Royalty (GPR):    A royalty in which payments are made on contained ounces rather than recovered ounces.

        Gross Smelter Return (GSR) Royalty:    A defined percentage of the gross revenue from a resource extraction operation, less, if applicable, certain contract-defined costs paid by or charged to the operator.

        g/t:    A unit representing grams per tonne.

        Gold or Silver Stream:    A gold or silver purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of gold or silver, as applicable, produced from a mine, at a price determined for the life of the transaction by the purchase agreement.

        Mineralized Material:    Mineralized material is mineralization that has been sufficiently sampled at close enough intervals to reasonably assume continuity and support an estimate of tonnage and an average grade of the selected metals or salable product. A deposit of this sort does not qualify as a reserve until a comprehensive evaluation, based upon unit costs, grade, recoveries and other factors, concludes economic and legal feasibility. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

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

        Net Value Royalty (NVR):    A defined percentage of the gross revenue from a resource extraction operation, less certain contract-defined costs.

        Proven (Measured) Reserves:    Ore reserves for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of reserves are well established.

        Probable (Indicated) Reserves:    Ore reserves for which quantity and grade are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation.

        Payable Metal:    Ounces or pounds of metal in concentrate after deduction of a percentage of metal in concentrate by a third-party smelter pursuant to smelting contracts.

        Reserve:    That part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

        Royalty:    The right to receive a percentage or other denomination of mineral production from a resource extraction operation.

        Ton:    A unit of weight equal to 2,000 pounds or 907.2 kilograms.

        Tonne:    A unit of weight equal to 2,204.6 pounds or 1,000 kilograms.

Recent Business Development

Tulsequah Chief Gold and Silver Stream Amendment

        On July 4, 2014, the Company, through its wholly-owned subsidiary RGLD Gold AG ("RGLD Gold") entered into an Amended and Restated Gold and Silver Purchase and Sale Agreement (the "Amended Purchase Agreement") with Chieftain Metals Inc. ("Chieftain") whereby the parties amended and restated the terms of their December 22, 2011 Purchase and Sale Agreement in relation to Chieftain's Tulsequah Chief mining project in British Columbia, Canada. Among other things, the parties agreed to: (i) reduce the aggregate payment advances to Chieftain from $60 million to $55 million (of which $10 million was paid in December 2011, with the remainder payable upon satisfaction of certain conditions set forth in the Amended Purchase Agreement); (ii) increase the gold stream percentage from 12.50% to 17.50% of payable gold until 65,000 ounces have been delivered to RGLD Gold, and 8.75% of payable gold thereafter, up from 7.50%; (iii) increase the silver stream percentage from 22.50% to 25% of payable silver until 3.0 million ounces have been delivered, and 12.50% of payable silver thereafter, up from 9.75%; (iv) revise the cash payments for each ounce of gold and silver delivered to a constant 30% and 25%, respectively, of the spot prices of gold and silver on the date of each delivery, instead of payments of $450 to $500 for each payable ounce of gold and $5.00 to $7.50 for each payable ounce of silver (or the prevailing market prices, if lower); and (v) increase the area subject to the gold and silver streams to include Chieftain's Big Bull property. RGLD Gold retains the right to terminate the Amended Purchase Agreement and receive repayment of its initial $10 million payment advance if certain conditions set forth in the Amended Purchase Agreement are not satisfied before December 22, 2014.

Fiscal 2014 Business Developments

        Please refer to Item 7, MD&A, for discussion on recent liquidity and capital resource developments.

Phoenix Gold Project Stream Acquisition

        On February 11, 2014, the Company, through its wholly-owned subsidiary RGLD Gold, entered into a $75 million Purchase and Sale Agreement (the "Agreement") for a gold stream transaction with Rubicon Minerals Corporation ("Rubicon"). Pursuant to the Agreement, the $75 million payment deposit from RGLD Gold is to be used by Rubicon to help pay a significant portion of the construction costs of the Phoenix Gold Project located in Ontario, Canada, which is currently in the development stage.

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

        Upon commencement of production at the Phoenix Gold Project, RGLD Gold will purchase and Rubicon will sell 6.30% of any gold produced from the Phoenix Gold Project until 135,000 ounces have been delivered, and 3.15% thereafter. For each delivery of gold, RGLD Gold will pay a purchase price per ounce of 25% of the spot price of gold at the time of delivery. In the event that RGLD Gold's interests are subordinated to more than $50 million of senior debt, RGLD Gold's per ounce purchase price will be reduced by 5.4% times the amount of the senior debt outstanding and drawn in excess of $50 million, divided by $50 million.

        The Phoenix Gold Project is located in Red Lake, Ontario, Canada. The Red Lake greenstone belt is host to one of Canada's preeminent gold producing districts, the Red Lake District, which also hosts the Red Lake and Cochenour mines. The deposit extends 5,400 feet below surface, and remains open at depth and along strike. The Phoenix Gold Project is fully permitted for initial production at 1,250 tonnes per day. Construction has substantially advanced on the Phoenix Gold Project, with project construction and development remaining on budget and on schedule for projected production in mid-calendar 2015.

Goldrush Royalty Acquisition

        On January 7, 2014, Royal Gold, acquired a 1.0% net revenue royalty on the southern end of Barrick Gold Corporation's ("Barrick") Goldrush deposit in Nevada from a private landowner for total consideration of $8.0 million, of which $1.0 million was paid at closing and the remaining $7.0 million will be paid in seven annual installments. Goldrush is located approximately four miles from the Cortez mine and is currently in the exploration stage. As of December 31, 2013, Barrick reported 75.5 million tons of mineralized material with an average grade of 0.132 ounces of gold per ton. Investors are cautioned not to assume that any part or all of the mineralized material will ever be converted into reserves.

        Barrick indicated that as the Goldrush project advances through prefeasibility, a number of development options are being considered, including open pit mining, underground mining, or a combination of both. Drilling currently is focused on establishing confidence in the continuity of high grade portions of the deposit in support of the underground development option.

NVR1 Royalty at Cortez

        On January 2, 2014, Royal Gold, through a wholly-owned subsidiary, increased its ownership interest in the limited partnership that owns the 1.25% net value royalty ("NVR1") covering certain portions of the Pipeline Complex at Barrick's Cortez gold mine in Nevada. As a result of the transaction, the NVR1 royalty rate attributable to our interest increased from 0.39% to 1.014% on production from all of the lands covered by the NVR1 royalty excluding production from the mining claims comprising the Crossroad deposit (the "Crossroad Claims"), and from zero to 0.618% on production from the Crossroad Claims. Total consideration for the transaction was approximately $11.5 million. Refer to Note 17 of the notes to the consolidated financial statements for a discussion of certain related party interests in this transaction.

El Morro Royalty Acquisition

        In August 2013, Royal Gold, through a wholly-owned Chilean subsidiary, acquired a 70% interest in a 2.0% NSR royalty on certain portions of the El Morro copper gold project in Chile ("El Morro"), from Xstrata Copper Chile S.A., for $35 million. Goldcorp Inc. ("Goldcorp") holds 70% ownership of the El Morro project and is the operator, with the remaining 30% held by New Gold Inc.

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

        During the period of temporary suspension, El Morro worked with the Chilean authorities and local communities to address any perceived deficiencies in respect of the environmental permit. El Morro subsequently filed an addendum to its environmental permit and it was reinstated on October 22, 2013. Certain local communities and groups filed constitutional actions challenging the reinstated permit, and on November 22, 2013, the Copiapo Court of Appeals granted an injunction suspending development of the El Morro project. On April 28, 2014, the Copiapo Court of Appeals rejected the constitutional actions and consequently the injunction was lifted.

Our Operational Information

Operating Segments, Geographical and Financial Information

        The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty interests. Our revenue and long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table.

	Revenue			Royalty and Stream Interests, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2014	2013	2012	2014	2013	2012
Canada	34%	24%	24%	53%	52%	43%
Chile	21%	29%	25%	31%	30%	35%
Mexico	18%	19%	20%	7%	7%	9%
United States	15%	17%	18%	3%	4%	5%
Australia	4%	4%	5%	3%	3%	3%
Africa	3%	3%	4%	1%	1%	1%
Other	5%	4%	4%	2%	3%	4%

        Please see "Operations in foreign jurisdictions are subject to many risks, which could decrease our revenues," under Part I, Item 1A, Risk Factors, of this report for a description of the risks attendant to foreign operations.

        Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver, copper and nickel, together with the amounts of production from our producing stage royalty interests. The prices of gold, silver, copper, nickel and other metals have fluctuated widely in recent years. The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and declines in the price of gold, silver, copper or nickel could have a material and adverse effect on the Company's results of operations and financial condition. During the fiscal year ended June 30, 2014, we derived approximately 78% of our revenue from precious metals (including 72% from gold and 6% from silver), 8% from copper and 8% from nickel.

Competition

        The mining industry in general and the royalty and streaming segment in particular are competitive. We compete with other royalty and streaming companies, mine operators, and financial buyers in efforts to acquire existing royalty interests, and with the lenders, investors, and royalty and streaming companies providing financing to operators of mineral properties in our efforts to create new royalty interests. Many of our competitors in the lending and mining business are larger than we are and have greater resources and access to capital than we have. Key competitive factors in the royalty and stream acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

Regulation

        Like all mining operations, the operators of the mines that are subject to our royalty interests must comply with environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the National Environmental Policy Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Clean Air Act; the Clean Water Act; the Hazardous Materials Transportation Act; and the Toxic Substances Control Act. Mines located on public lands in the United States are subject to the General Mining Law of 1872 (the "General Mining Law") and are subject to comprehensive regulation by either the United States Bureau of Land Management (an agency of the United States Department of the Interior) or the United States Forest Service (an agency of the United States Department of Agriculture). The mines also are subject to regulations of the United States Environmental Protection Agency ("EPA"), the United States Mine Safety and Health Administration and similar state and local agencies. Operators of mines that are subject to our royalty interests in other countries are obligated to comply with similar laws and regulations in those jurisdictions. Although we are not responsible as a royalty interest owner for ensuring compliance with these laws and regulations, failure by the operators of the mines on which we have royalty interests to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators which could reduce or eliminate production from the mines and thereby reduce or eliminate the royalties we receive and negatively affect our financial condition.

Corporate Information

        We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202; our telephone number is (303) 573-1660.

Available Information

        Royal Gold maintains an internet website at www.royalgold.com. Royal Gold makes available, free of charge, through the Investor Relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Our SEC filings are available from the SEC's internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The charters of Royal Gold's key committees of the Board of Directors and Royal Gold's Code of Business Conduct and Ethics are also available on the Company's website. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department at (303) 573-1660. The information on the Company's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Company Personnel

        We currently have 20 employees, 19 of whom are located in Denver, Colorado, and one who is located in Zug, Switzerland. Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.

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

        Declines in market prices for gold, silver, copper, nickel and certain other metals such as those experienced during our fiscal years 2013 and 2014, decreased our revenues. Severe declines in market prices could cause an operator to reduce, suspend or terminate production from an operating project or construction work at a development project, which may result in a temporary or permanent reduction or cessation of revenue from those projects, and we might not be able to recover the initial investment in our royalty interests. Our sliding-scale royalties, such as Cortez, Holt, Mulatos, Wolverine and other properties, amplify this effect, because when metal prices fall below certain thresholds in a sliding-scale royalty, a lower royalty rate will apply. Any such price decline may result in a material and adverse effect on our profitability, results of operations and financial condition.

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

  •
  High and low gold prices per ounce, based on the London Bullion Market Association P.M. fix, have ranged from $454 to $375 in 2004, from $725 to $525 in 2006, from $1,212 to $810 in 2009, from $1,895 to $1,319 in 2011, from $1,792 to $1,540 in 2012, from $1,694 to $1,192 in 2013, and $1,385 to $1,221 year to date 2014.

  •
  High and low silver prices per ounce, based on the London Bullion Market Association fix, have ranged from $8.29 to $5.50 in 2004, from $14.94 to $8.83 in 2006, from $19.18 to $10.51 in 2009, from $48.70 to $26.68 in 2011, from $37.23 to $26.67 in 2012, from $32.23 to $18.61 year in 2013, and $22.05 to $18.76 year to date 2014.

  •
  High and low copper prices per pound, based on the London Metal Exchange cash settlement price for Grade A copper, have ranged from $1.49 to $1.06 in 2004, from $3.99 to $2.06 in 2006, from $3.33 to $1.38 in 2009, from $4.60 to $3.08 in 2011, from $3.93 to $3.29 in 2012, from $3.75 to $3.01 in 2013, and $3.37 to $2.92 year to date 2014.

  •
  High and low nickel prices per pound, based on the London Metal Exchange cash settlement price for nickel, have ranged from $7.79 to $4.81 in 2004, from $16.16 to $6.25 in 2006, from $9.31 to $4.25 in 2009, from $13.17 to $7.68 in 2011, from $9.90 to $6.89 in 2012, from $8.46 to $6.00 in 2013, and $9.62 to $6.06 year to date 2014.

We own passive interests in mining properties, and it is difficult or impossible for us to ensure properties are developed or operated in our best interest.

        All of our current revenue is derived from royalty interests on properties operated by third parties. The holder of a royalty interest typically has no authority regarding the development or operation of a mineral property. Therefore, we typically are not in control of decisions regarding development or operation of any of the properties on which we hold a royalty interest, and we have limited legal rights to influence those decisions.

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

        Although we are not required to pay capital costs (except for transactions where we finance mine development or actively fund or participate ourselves in exploration or development projects) or operating costs, our financial results are indirectly subject to hazards and risks normally associated with developing and operating mining properties where we hold royalty interests. Some of these risks include:

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

  •
  opposition by local communities, indigenous populations and non-governmental organizations;

  •
  community or civil unrest;

  •
  labor shortages, increased labor costs, and labor disputes, strikes or work stoppages at mines;

  •
  unanticipated geological conditions or metallurgical characteristics;

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

        The Pascua-Lama mining project in Chile and Argentina is among our principal development stage acquisitions. During the fourth calendar quarter of 2013, Barrick announced the suspension of construction at the Pascua-Lama project, except for those activities required for environmental and regulatory compliance. Barrick has indicated that a decision to restart development will depend on improved economics and reduced uncertainty related to legal and regulatory requirements. The failure of the Pascua-Lama project, or any of our other principal properties, to produce anticipated revenues on schedule or at all would have a material adverse effect on our business, results of operations, financial condition or the other benefits we expect to realize from the acquisition of royalty interests.

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

        Our investments in the Mt. Milligan, Andacollo, Voisey's Bay and Peñasquito properties, among others, are currently significant to us, as our interests in these properties generated approximately $130.4 million in revenue in fiscal year 2014, which was nearly 55% of our revenue for the period. In addition, we anticipate that the portion of our revenue attributable to Mt. Milligan will increase significantly as it reaches full production and that the Pascua-Lama mining project will contribute meaningfully to our revenues if and when it begins producing revenue. Any adverse development affecting the operation of or production from these operations may have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, we typically have limited or no control over operational decisions made by third party operators of these projects. Any adverse decision made by the operators, such as changes to mine plans, production schedules or metallurgical processes, may impact the timing and amount of revenue that we receive.

Royalty interests are subject to title and other defects, and these risks may be hard to identify in acquisition transactions.

        While we seek to confirm the existence, validity, enforceability, terms and geographic extent of the royalty interests we acquire, there can be no assurance that disputes over these and other matters will not arise. Confirming these matters, as well as the title to mining property on which we hold or seek to acquire a royalty interest, is a complex matter, and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property and to the documents reflecting the royalty interest. Similarly, royalty interests in many jurisdictions are contractual in nature, rather than interests in land, and therefore may be subject to change of control, bankruptcy or insolvency of operators. We often do not have the protection of security interests over property that we could liquidate to recover all or part of our investment in a royalty interest. Even if we retain our royalty interests in a mining project after any change of control, bankruptcy or insolvency of the operator, the project may end up under the control of a new operator, who may or may not operate the project in a similar manner to the current operator, which may positively or negatively impact us. Unknown defects in or disputes relating to the royalty interests we hold or acquire may prevent us from realizing the anticipated benefits from the royalty interests, and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Operators may interpret our royalty interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights.

        Our royalty interests generally are subject to uncertainties and complexities arising from the application of contract and property laws in the jurisdictions where the mining projects are located. Operators and other parties to the agreements governing our royalty interests may interpret our royalty interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights. We may or may not be successful in enforcing our contractual rights, and our revenues relating to any challenged royalty interests may be delayed, curtailed or eliminated during the pendency of any such dispute or in the event our position is not upheld, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. Disputes could arise challenging, among other things:

  •
  the existence or geographic extent of the royalty interest;

  •
  methods for calculating the royalty interest, including whether certain operator costs may properly be deducted from gross proceeds when calculating royalties determined on a net basis;

  •
  third party claims to the same royalty interest or to the property on which we have a royalty interest;

  •
  various rights of the operator or third parties in or to the royalty interest;

  •
  production and other thresholds and caps applicable to payments of royalty interests;

  •
  the obligation of an operator to make payments on royalty interests; and

  •
  various defects or ambiguities in the agreement governing a royalty interest.

        For example, in October 2009, the Labrador Nickel Royalty Limited Partnership ("LNRLP"), of which the Company is the indirect majority owner, stated a claim in the Supreme Court of Newfoundland and Labrador Trial Division against certain subsidiaries of Vale, alleging that Vale has been incorrectly calculating LNRLP's 3% NSR royalty on the sale of nickel and copper concentrates from the Voisey's Bay mine. Vale is commissioning its new Long Harbour Processing Plant with nickel matte from its Indonesian operations and intends to begin introducing nickel concentrates from Voisey's Bay in coming quarters. In anticipation of the transition from processing Voisey's Bay nickel concentrates at Vale's Sudbury and Thompson smelters to processing at the Long Harbour hydrometallurgical plant, the Company is engaged in discussions with Vale concerning calculation of the royalty once Voisey's Bay nickel concentrates are processed at Long Harbour. Vale proposed a calculation of the royalty that the Company estimates could result in the substantial reduction of royalty payable to LNRLP on Voisey's Bay nickel concentrates processed at Long Harbour. While the Company may continue to engage in discussions concerning calculation of the royalty on nickel concentrates processed at Long Harbour, there is no guaranty that the Company and Vale will reach agreement on the proper calculation under the terms of the royalty agreement. If no agreement is reached, the Company intends to vigorously pursue all legal remedies to ensure the appropriate calculation of the royalty and to enforce LNRLP's royalty interests at Voisey's Bay.

Potential litigation affecting the properties that we have royalty interests in could have an adverse effect on us.

        Potential litigation may arise between the operators of properties on which we have royalty interests and third parties. For example, Barrick's Pascua-Lama mining project has been the subject of litigation by local farmers and indigenous communities alleging that the project's water management system is not in compliance with environmental permits and that the project has damaged glaciers located in the Pascua-Lama project area. As holder of a royalty interest, we generally will not have any influence on the litigation and generally will not have access to non-public information concerning such litigation. Any such litigation that results in the reduction, cessation or termination of production from a property, whether temporary or permanent, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We may enter into acquisitions or other material transactions at any time.

        In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of exploration, development or producing mining projects, and to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and participation in discussions or negotiations for acquisitions. We also consider obtaining or providing debt commitments for acquisition financing. Any such acquisition could be material to us. We could issue common stock or incur additional indebtedness to fund our acquisitions. Issuances of common stock may dilute existing stockholders and reduce some or all of our financial measures on a per share basis. In addition, any such acquisition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located.

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

        Our future success largely depends upon our ability to acquire royalty interests at appropriate valuations, including through royalty interest and corporate acquisitions and other financing transactions. Most of our revenues are derived from royalty interests that we acquire or finance. There can be no assurance that we will be able to identify and complete the acquisition of such royalty interests or businesses that own desired interests, at reasonable prices or on favorable terms, or, if necessary, that we will have, or be able to obtain, sufficient financing on reasonable terms to complete such acquisitions. Continued economic volatility or a credit crisis, or severe declines in market prices for gold, silver, copper, nickel and certain other metals, could adversely affect our ability to obtain debt or equity financing for acquisitions of additional royalty interests. In addition, changes to tax rules, accounting policies, or the treatment of royalty interests by ratings agencies could make royalties, streams or other investments by the Company less attractive to counterparties. Such changes could adversely affect our ability to acquire new royalty interests.

        We also face competition in the acquisition of royalty interests. We have competitors that are engaged in the acquisition of royalty interests, including companies with greater financial resources, and we may not be able to compete successfully against these companies in acquiring new royalty interests. If we are unable to successfully acquire additional royalty interests, the reserves subject to our royalty interests may decline as the producing properties on which we have such royalty interests are mined or payment or production caps on certain of our royalty interests are met. We also may experience negative reactions from the financial markets or operators of properties on which we seek royalty interests if we are unable to successfully complete acquisitions of royalty interests or businesses that own desired royalty interests. Each of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

        The development and operation of mines is very capital intensive, and if operators of properties where we hold royalty interests do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, the operator may curtail, delay or cease development or operations at a mine site. Operators' ability to raise and service sufficient capital may be affected by, among other things, macroeconomic conditions, future commodity prices of metals to be mined, or further economic volatility in the U.S. and global financial markets as has been experienced in recent years. If certain of the operators of the properties on which we have royalty interests suffer these material adverse effects, then our royalty interests and the value of and revenue from our royalty interests may be materially adversely affected. In addition, continued economic volatility or a credit crisis could adversely affect the ability of operators to obtain debt or equity financing for the exploration, development and operation of their properties.

Certain of our royalty interests are subject to payment or production caps or rights in favor of the operator or third parties that could reduce the revenues generated from the royalty interest.

        Some of our principal royalty interests are subject to limitations, such that the royalty interest will extinguish or decrease after threshold production is achieved or payments at stated thresholds are made. For example:

  •
  the royalty rate at Andacollo decreases from 75% of payable gold to 50% of payable gold once 910,000 payable ounces of gold have been produced, of which approximately 217,000 cumulative payable ounces have been produced as of June 30, 2014;

  •
  our royalty at Mulatos is subject to a 2.0 million ounce cap on gold production, of which there has been approximately 1.27 million ounces of cumulative production as of June 30, 2014;

  •
  approximately 20% of our royalty at Pascua-Lama is limited to the first 14.0 million ounces of gold produced from the project, and another 24% of the royalty can be extended beyond 14.0 million ounces produced for a payment of $4.4 million; and

  •
  our stream at the Phoenix Gold project decreases from 6.3% of gold production to 3.15% of gold production once 135,000 payable ounces of gold have been delivered.

        Furthermore, certain other agreements governing our royalty interests contain rights that favor the operator or third parties. For example, Round Mountain, a joint venture between Kinross and Barrick, has the right, at any time, to purchase a portion of our Gold Hill royalty interest for $10.0 million less any royalty payments paid prior to the purchase option being exercised. Also, certain individuals from whom we purchased portions of our royalties at Pascua-Lama are entitled to one-time payments if the price of gold exceeds certain thresholds. If any of these thresholds are met or similar rights are exercised or we fail to make the required payment, our future revenue could be reduced.

Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant revision.

        There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control and the control of the operators of properties in which we have royalty interests. Reserve estimates for our royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information. The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause a revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold, silver, copper, nickel or other metals also may render reserves or mineralized material containing relatively lower ore grades uneconomical to exploit. Changes in operating costs and other factors including short-term operating factors, the processing of new or different ore grades, geotechnical characteristics and metallurgical recovery, may materially and adversely affect reserves. Finally, it is important to note that our royalty agreements generally give us interests in only a small portion of the production from the operators' aggregate reserves, and the size of those interests varies widely based on the individual documents governing them.

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

        We derived approximately 85% of our revenues from foreign sources during fiscal year 2014, compared to approximately 83% in fiscal year 2013 and 82% in fiscal year 2012. Our principal producing royalty interests on properties outside of the United States are located in Canada, Chile and Mexico. We currently have royalty interests in mines and projects in other countries, including Argentina, Australia, Bolivia, Brazil, Burkina Faso, Dominican Republic, Finland, Ghana, Guatemala, Honduras, Nicaragua, Peru, Russia, Spain and Tunisia. In addition, future acquisitions may expose us to new jurisdictions. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, such things as:

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

        For example, in recent years Argentina, where a portion of the Pascua-Lama project is located, has experienced significant economic turmoil and its government has taken several actions that have troubled foreign investors, including the nationalization of YPF S.A., the largest oil and gas company in Argentina, from foreign owner Repsol S.A. and the enactment of a federal glacier protection law that restricts mining activities in areas on or near the nation's glaciers (as discussed below in "The mining industry is subject to significant environmental risks"). Our royalties in the Pascua-Lama project, which straddles the border between Chile and Argentina, are on the Chilean side of the project. These actions, or similar future actions, could have a material adverse effect on the feasibility of new mine development and the profitability of existing mining operations in Argentina. In addition, the Pascua-Lama and El Morro projects have been challenged by Chilean indigenous groups and other third parties. During the fourth calendar quarter of 2013, Barrick suspended construction activities at the Pascua-Lama project, except for those activities required for environmental and regulatory compliance, as discussed further in Part I, Item 2, Properties under the heading "Pascua-Lama Project (Region III, Chile)." Similarly, construction activities at the El Morro project were suspended during the same period.

        As another example, in March 2012, the Australian federal government adopted new tax legislation that imposes a 30% tax on iron ore and coal mine profits. While the government repealed this tax in July 2014, similar legislation could be adopted in other foreign jurisdictions that could impose new or larger tax obligations or royalty interests on operators. Such legislation could have a material adverse effect on the feasibility of new mine development and the profitability of existing mining operations.

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

Changes in mining taxes and royalty interests payable to governments could decrease our revenues.

        Changes in mining and tax laws in any of the United States, Canada, Chile, Mexico or any other country in which we have royalty interests in mines or projects could affect mine development and expansion, significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, increase the cost of holding mining claims or impose additional taxes on mining operations, all of which could adversely affect our revenue from such properties. A number of properties where we hold royalty interests are located on U.S. public lands that are subject to federal mining and other public land laws. In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law, which governs the creation, maintenance and possession of mining claims and related activities on public lands in the United States. Congress also has recently considered bills, which if enacted, would impose royalty interests payable to the government on hardrock production, increase land holding fees, impose federal reclamation fees, impose additional environmental operating standards and afford greater public involvement and regulatory discretion in the mine permitting process. Such legislation, if enacted, or similar legislation in other countries, could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations, and could materially and adversely affect mine operators and our revenue.

Changes in United States tax legislation regarding our foreign earnings could adversely impact our business.

        We are subject to income taxes in the United States and various foreign jurisdictions. Currently, the majority of our revenue is generated from royalty interests located outside, and taxed in, the United States. United States income and foreign withholding taxes have not been provided for on specific foreign earnings which are intended to be indefinitely reinvested within a foreign subsidiary. The current Executive branch of government has proposed various international tax measures, some of which, if enacted into law, would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are enacted in the current or future years, they could have a negative impact on our financial position and results of operations.

The mining industry is subject to significant environmental risks.

        Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials needed for operations, particularly water and power. Compliance with such laws and regulations can require significant expenditures and a breach may result in the imposition of fines and penalties, which may be material. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access water or other raw materials necessary to operate a mine, our revenues could be reduced, delayed or eliminated. These risks are most salient with regard to our development stage properties where permitting may not be complete and/or where new legislation and regulation can lead to delays, interruptions and significant unexpected cost burdens for mine operators. For example, Argentina passed a federal glacier protection law in 2010 that restricts mining activities in areas on or near the nation's glaciers. We have royalties on the Chilean side of the Pascua-Lama project, which straddles the border between Chile and Argentina, and the glacier law could affect aspects of the design, development and operation of the Pascua-Lama project. In July 2012, the National Supreme Court of Justice of Argentina overturned preliminary injunctions suspending the application of the glacier law in the San Juan Province, where a portion of the Pascua-Lama project is located, but the Supreme Court must still rule on the constitutionality of the glacier law. Further, to the extent that we become subject to environmental liabilities for any time period during which we operated properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We depend on the services of our President and Chief Executive Officer and other key employees.

        We believe that our success depends on the continued service of our key executive management personnel. Tony Jensen has served as our President and Chief Executive Officer since July 2006. Mr. Jensen's extensive commercial experience, mine operations background and industry contacts give us an important competitive advantage. The loss of the services of Mr. Jensen, other key members of management or other key employees could jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of royalty interests is limited and there is competition for such persons. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We currently do not have key person life insurance for any of our officers or directors.

Our disclosure controls and internal control over our financial reporting are subject to inherent limitations.

        Management has concluded that as of June 30, 2014, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations therein, which may be beyond our control, including, but not limited to, our dependence on operators for the calculation of payments of royalty interests as discussed above in "We depend on our operators for the calculation of payments of our royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments". Given our dependence on third party calculations, there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements.

We have incurred indebtedness in connection with our business and may in the future incur additional indebtedness that could limit cash flow available for our operations, limit our ability to borrow additional funds and have a material adverse effect on our business, results of operations, cash flows and financial condition.

        As of June 30, 2014, we had $370 million aggregate principal amount of our 2.875% convertible senior notes due 2019 (the "2019 Notes") outstanding, which we incurred in June 2012. In addition, we may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. As of June 30, 2014, we had $450 million available for borrowing under our revolving credit facility, which amount we may increase to $600 million subject to the satisfaction of certain conditions. Our indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness.

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

        Holders of the 2019 Notes may convert their 2019 Notes at their option prior to the close of business on the business day immediately preceding March 15, 2019, but only under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2012 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; (3) upon the occurrence of certain corporate events; or (4) if we call any 2019 Notes for redemption, at any time until the close of business on the business day preceding the redemption date. On or after March 15, 2019 until the close of business on the scheduled trading day immediately preceding the June 15, 2019 maturity date, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances.

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

        We are subject to the risks normally associated with debt financing, including the risk that our cash flows may be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. As of June 30, 2014, our annual debt service obligation on the 2019 Notes was approximately $10.6 million. In addition, the 2019 Notes include provisions providing for the lump sum payment of significant amounts of principal, whether upon maturity, upon the exercise of any applicable put, redemption or call rights or otherwise and all amounts, if any, due under our revolving credit facility are due at maturity. Our ability to make these payments when due will depend upon several factors, which may not be in our control. These factors include our liquidity or our ability to liquidate assets owned by us on or prior to such put, redemption, call or maturity dates and the amount by which we have been able to reduce indebtedness prior to such date though exchanges, refinancing, extensions, collateralization or other similar transactions (any of which transactions may also have the effect of reducing liquidity or liquid assets).

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

        Under the Financial Accounting Standards Board Accounting Standards Codification Section 470-20, Debt with Conversion and other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2019 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the 2019 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the 2019 Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2019 Notes to their face amount over the term of the 2019 Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the 2019 Notes.

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

        The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the NASDAQ Global Select Market were $83.87 and $57.00 for the fiscal year ended June 30, 2012, $100.84 and $38.63 for the fiscal year ended June 30, 2013, and $76.85 and $40.45 for the fiscal year ending June 30, 2014. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

  •
  market prices of gold, silver, copper, nickel and other metals;

  •
  Central Bank interest rates;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own or operate the properties in which we have royalty or streaming interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material and production estimates. A list of our producing and development stage royalties and streams, as well their respective reserves, are summarized below in Table 1 within this Item 2. More information is available to the public regarding certain properties in which we have royalties, including reports filed with the SEC or with the Canadian securities regulatory agencies available at www.sec.gov or www.sedar.com, respectively.

        The description of our principal royalties and streams set forth below includes the location, operator, royalty rate, access and any material current developments at the property. For any reported production amounts discussed below, the Company considers reported production to relate to the amount of metal sales subject to our royalty interests. Please refer to Item 7, MD&A, for discussion on production estimates, historical production and revenue for our principal properties. The map below illustrates the location of our principal producing and development stage properties.

Principal Royalties on Producing Properties

        The Company considers both historical and future potential revenues in determining which royalty interests in our portfolio are principal to our business. Estimated future potential revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause the Company to conclude that one or more of such royalty interests are no longer principal to our business. Currently, the Company considers the properties discussed below (listed alphabetically) to be principal to our business.

Andacollo (Region IV, Chile)

        We own a royalty on all gold produced from the sulfide portion of the Andacollo copper and gold deposit. The Andacollo royalty equals 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. As of June 30, 2014, approximately 217,000 payable ounces of gold have been sold.

        Andacollo is an open-pit copper mine and milling operation located in central Chile, Region IV in the Coquimbo Province and is operated by Compañía Minera Teck Carmen de Andacollo ("Teck"). Andacollo is located in the foothills of the Andes Mountains approximately 1.5 miles southwest of the town of Andacollo. The regional capital of La Serena and the coastal city of Coquimbo are approximately 34 miles northwest of the Andacollo project by road, and Santiago is approximately 215 miles south by air. Access to the mine is provided by Route 43 (R-43) south from La Serena to El Peñon. From El Peñon, D-51 is followed east and eventually curves to the south to Andacollo. Both R-43 and D-51 are paved roads.

        Reported production at Andacollo decreased approximately 27% during our fiscal year ended June 30, 2014, when compared to the fiscal year ended June 30, 2013. The decrease in reported production is due to lower grades as expected in the mine plan. Teck continues to expect a lower calendar year 2014 grade profile, with gold production for the year at Andacollo anticipated to be weighted toward the second half of calendar 2014.

Cortez (Nevada, USA)

        Cortez is a large open-pit and underground mine, utilizing mill and heap leach processing. The operation is located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Our royalty interest at Cortez applies to the Pipeline, South Pipeline, part of the Gap pit and Crossroads deposits which are operated by subsidiaries of Barrick.

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

  (d)
  Net Value Royalty ("NVR1").    This is a fixed 1.25% NVR on production from the GAS Claims located on a portion of Cortez that excludes the Pipeline open pit. The Company owns 81.098% of the 1.25% NVR (or 1.014%) while limited partners in the partnership, which is consolidated in our financial statements, own the remaining portion of the 1.25% NVR. A 0.618% portion of our NVR1 royalty covers the mining claims that comprise the undeveloped Crossroads deposit.

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

        Reported production at Cortez increased approximately 16% during our fiscal year ended June 30, 2014, when compared to the fiscal year ended June 30, 2013, as surface mining activity at the Pipeline and Gap pits increased during the current period. Additionally, after deferrals in the first half of our fiscal year ended June 30, 2014, Barrick resumed shipments of roaster ore stockpiled at Cortez to Goldstrike for processing, which occurred during the March 2014 quarter.

Holt (Ontario, Canada)

        We own a sliding-scale NSR royalty on the Holt portion of the Holloway-Holt mining project located in Ontario, Canada and owned 100% by St Andrew Goldfields Ltd. ("St Andrew"). The Holloway-Holt project straddles Ontario Provincial Highway 101 for approximately 25 miles beginning east of Matheson, Ontario, Canada and extending to the Quebec, Canada border. The sliding-scale NSR royalty rate on gold produced from the Holt portion of the mining project is derived by multiplying 0.00013 by the quarterly average gold price. For example, at a quarterly average gold price of $1,300 per ounce, the effective royalty rate payable would be 16.9%.

        Reported production at Holt increased 12% during our fiscal year ended June 30, 2014, when compared to the fiscal year ended June 30, 2013. Although production at Holt increased, our royalty rate and corresponding revenue decreased due to the decrease in gold price. St Andrew credited additional mine infrastructure and mine development for the operational improvements.

Mt. Milligan (British Columbia, Canada)

        RGLD Gold, a wholly-owned subsidiary of the Company, owns the right to purchase 52.25% of the payable gold produced from the Mt. Milligan copper-gold project in British Columbia, Canada, which is operated by Thompson Creek. The cash purchase price is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price. The Mt. Milligan project is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie. The Mt. Milligan project is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mt. Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George.

        Thompson Creek reported that the mine reached commercial production, defined as operating the mill at 60% of design capacity for 30 days, on February 18, 2014. The ramp-up at Mt. Milligan continues to progress well with mine pit grades and metal recoveries as expected, and mill throughput steadily improving. Thompson Creek expects mill throughput will achieve 75% to 85% of design capacity by the end of calendar year 2014. In August 2014, Thompson Creek announced that estimated calendar 2014 gold production will be between 185,000 and 195,000 ounces of gold compared to earlier guidance of 165,000 and 175,000 ounces of gold.

        Deliveries of gold to RGLD Gold are a product of the gold ounces contained in concentrates from Mt. Milligan, a 97% payable factor, and our 52.25% stream interest; and, for the first 12 concentrate shipments from Mt. Milligan, are based on Thompson Creek's receipt of provisional payments under each of its concentrate sales agreements. For shipments 1-4, 75% of the gold is delivered based upon Thompson Creek's receipt of the provisional payment under each concentrate sales agreement and 25% of the gold ounces are delivered based upon final settlement under each agreement. For shipments 5-8, those percentages are 50% and 50%, respectively, and for shipments 9-12, the percentages are 25% and 75%, respectively. Thereafter, all deliveries to RGLD Gold will be based solely on final settlement timing and volumes under Thompson Creek's concentrate sales agreements.

        Gold deliveries to RGLD Gold can be affected by several factors that make it difficult to calculate our quarterly Mt. Milligan revenue based solely on Thompson Creek's reported quarterly production. These factors include the timing of Thompson Creek's concentrate shipments, and the provisional and final settlement terms applicable to each shipment, neither of which are known to RGLD Gold prior to the shipment date. RGLD Gold receives physical metal within two days after Thompson Creek records a sale, which in turn can take between five days and several weeks post-shipment. RGLD Gold currently sells most of the delivered gold within three weeks of receipt, and recognizes revenue on its streaming transactions when the metal received is sold.

        During the fiscal year ended June 30, 2014, RGLD Gold purchased 25,750 ounces of physical gold, which came from a combination of provisional and final settlements associated with the first seven shipments of concentrate from Mt. Milligan. RGLD Gold sold approximately 21,100 ounces of gold during our fiscal year 2014 at an average price of $1,292 per ounce, and had approximately 7,800 ounces of gold in inventory as of June 30, 2014. Of the approximately 7,800 ounces of gold in inventory as of June 30, 2014, approximately 3,100 ounces were received but not yet purchased from Thompson Creek per the stream agreement. The Company purchased these ounces on July 2, 2014.

Mulatos (Sonora, Mexico)

        We own a 1.0% to 5.0% sliding-scale NSR royalty on the Mulatos open-pit mine and heap leach operation in southeastern Sonora, Mexico. The Mulatos mine is located approximately 137 miles east of the city of Hermosillo and 186 miles south of the border with the United States and is operated by a subsidiary of Alamos Gold, Inc. ("Alamos"). Access to the mine from the city of Hermosillo is available via private chartered flight or ground transportation on a paved and gravel road.

        The sliding-scale NSR royalty is based on the gold price as shown in the following table:

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
$0.00 - $299.99	1.00%
$300.00 - $324.99	1.50%
$325.00 - $349.99	2.00%
$350.00 - $374.99	3.00%
$375.00 - $399.99	4.00%
$400 or greater	5.00%

        The Mulatos royalty is capped at 2.0 million gold ounces of production. As of June 30, 2014, approximately 1.27 million cumulative ounces of gold have been produced.

        Reported production at Mulatos decreased approximately 31% during our fiscal year ended June 30, 2014, when compared to the fiscal year ended June 30, 2013. Alamos reported that the decrease in production was primarily attributable to lower than expected grades from the Escondida deposit. Alamos commenced underground mining at Escondida Deep during the March 2014 quarter and expects to transition to San Carlos in the second half of calendar 2014. Underground throughput rates at San Carlos are expected to gradually ramp-up to mill capacity of 800 tonnes per day in the second half of calendar 2014.

Peñasquito (Zacatecas, Mexico)

        We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito open-pit mine, located in the State of Zacatecas, Mexico, and operated by a subsidiary of Goldcorp. The Peñasquito project is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The project, composed of two main deposits called Peñasco and Chile

Colorado, hosts large gold, silver, zinc and lead reserves. The deposits contain both oxide and sulfide material, resulting in heap leach and mill processing. There are two access routes to the site. The first is via a turnoff from Highway 54 onto the State La Pardita road, then onto the Mazapil to Cedros State road. The second access is via the Salaverna by-pass road from Highway 54 approximately 16 miles south of Concepción del Oro. There is a private airport on site and commercial airports in the cities of Saltillo, Zacatecas and Monterrey.

        Reported production for gold at Peñasquito increased approximately 44% during our fiscal year ended June 30, 2014. Reported production for silver, lead and zinc also increased when compared to our fiscal year ended June 30, 2013. Goldcorp reported that it is mining in the higher grade portion of the pit, which it expects will continue throughout calendar 2014 at a projected throughput of 110,000 tonnes per day.

Robinson Mine (Nevada, USA)

        We own a 3.0% NSR royalty on all mineral production from the Robinson open-pit mine operated by a subsidiary of KGHM International Ltd. ("KGHM"). Access to the property is via Nevada State Highway 50, 6.5 miles west of Ely, Nevada, in White Pine County.

        Reported copper production at Robinson decreased approximately 52% during our fiscal year ended June 30, 2014, when compared to the fiscal year ended June 30, 2013, while reported gold production decreased approximately 44% when compared to the fiscal year ended June 30, 2013. The lower production was due to the planned mine sequence moving to the Kimbley pit, which has lower metal grades. It is expected that mining will return to the higher grade Ruth pit in the second half of calendar 2014.

Voisey's Bay (Labrador, Canada)

        Labrador Nickel Royalty Limited Partnership ("LNRLP"), of which the Company is the indirect 90% owner, holds a 3.0% NSR royalty (or an effective 2.7% NSR royalty for the Company interest) on the Voisey's Bay nickel-copper-cobalt mine located in Newfoundland and Labrador, Canada and operated by Vale Newfoundland & Labrador Limited ("Vale"). A non-controlling interest owns the remainder of LNRLP. The Voisey's Bay project is located on the northeast coast of Labrador, on a peninsula bordered to the north by Anaktalak Bay and to the south by Voisey's Bay. The property is 560 miles north-northwest of St. John's, the capital of the Province. Access to the property is primarily by helicopter or small aircraft.

        In October 2009, LNRLP stated a claim in the Supreme Court of Newfoundland and Labrador Trial Division against certain subsidiaries of Vale, alleging that Vale has been incorrectly calculating LNRLP's 3% NSR royalty on the sale of nickel and copper concentrates from the Voisey's Bay mine. Vale is commissioning its new Long Harbour Processing Plant with nickel matte from its Indonesian operations and intends to begin introducing nickel concentrates from Voisey's Bay in coming quarters. In anticipation of the transition from processing Voisey's Bay nickel concentrates at Vale's Sudbury and Thompson smelters to processing at the Long Harbour hydrometallurgical plant, the Company is engaged in discussions with Vale concerning calculation of the royalty once Voisey's Bay nickel concentrates are processed at Long Harbour. Vale proposed a calculation of the royalty that the Company estimates could result in the substantial reduction of royalty payable to LNRLP on Voisey's Bay nickel concentrates processed at Long Harbour. While the Company may continue to engage in discussions concerning calculation of the royalty on nickel concentrates processed at Long Harbour, there is no guaranty that the Company and Vale will reach agreement on the proper calculation under the terms of the royalty agreement. If no agreement is reached, the Company intends to vigorously pursue all legal remedies to ensure the appropriate calculation of the royalty and to enforce LNRLP's royalty interests at Voisey's Bay.

        Reported nickel production at Voisey's Bay decreased approximately 14% during our fiscal year ended June 30, 2014 and reported copper production decreased approximately 21% when compared to the fiscal year ended June 30, 2013.

Principal Royalties on Development Stage Properties

        The following is a description of our principal royalty interest in the development stage. Reserves for our development stage properties are summarized below in Table 1 as part of this Item 2, Properties.

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

        Our royalty interest is applicable to all gold production from the portion of the Pascua-Lama project lying on the Chilean side of the border. In addition, our interest at Pascua-Lama contains certain contingent rights and obligations. Specifically, (i) if gold prices exceed $600 per ounce for any six month period during the first 36 months of commercial production from the project, the Company would make a one-time payment of $8.4 million, (ii) approximately 20% of the royalty is limited to 14.0 million ounces of gold produced from the project, while 24% of the royalty can be extended beyond 14.0 million ounces of gold produced for a one-time payment of $4.4 million; and (iii) we also increased our interest in two one-time payments from $0.5 million to $1.5 million, which are payable by Barrick upon the achievement of certain production thresholds at Pascua-Lama.

        The sliding-scale NSR royalty is based upon the gold price as shown in the following table:

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
less than $325	0.78%
$400	1.57%
$500	2.72%
$600	3.56%
$700	4.39%
$800 or greater	5.23%

Note: Royalty rate is interpolated between the upper and lower endpoints.

        Pascua-Lama is one of the world's largest gold and silver deposits with nearly 18 million ounces of proven and probable gold reserves, 676 million ounces of silver contained within the gold reserves, and an expected mine life of 25 years. It is expected to produce an average of 800,000-850,000 ounces of gold and 35 million ounces of silver annually during its first full five years of operation.

        During the fourth quarter of calendar 2013, Barrick announced the temporary suspension of construction at Pascua-Lama, except for activities required for environmental and regulatory compliance. The ramp-down is on schedule for completion by mid-2014 and the majority of demobilization has already occurred. Barrick reports that it will incur costs of about $300 million during calendar 2014 for the ramp-down and environmental and social obligations.

        According to Barrick, a decision to restart development will depend on improved economics and reduced uncertainty related to legal and regulatory requirements. Accordingly, the timing of any such decision to restart, permitting timelines, construction schedule and timing of first production are uncertain. Once a decision to restart is taken, remaining development will take place in distinct stages with specific work programs and budgets to facilitate more efficient execution and improved cost control.

30

Reserve Information

        Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead, cobalt and molybdenum that are subject to our royalty interests as of December 31, 2013, as reported to us by the operators of the mines. Properties are currently in production unless noted as development ("DEV") within the table. The exploration royalties we own do not contain proven and probable reserves as of December 31, 2013. Please refer to pages 33-35 for the footnotes to Table 1.

Table 1
Proven and Probable Gold Reserves
As of December 31, 2013(1)

Gold(2)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Bald Mountain	1.75% - 2.5% NSR(7)	Barrick	United States	18.804	0.025	0.478
Cortez (Pipeline) GSR1	0.40 - 5.0% GSR(8)	Barrick	United States	29.955	0.030	0.896
Cortez (Pipeline) GSR2	0.40 - 5.0% GSR(8)	Barrick	United States	104.467	0.035	3.617
Cortez (Pipeline) GSR3	0.71% GSR	Barrick	United States	50.567	0.026	1.304	(9)
Cortez (Pipeline) NVR1	1.01% NVR	Barrick	United States	29.172	0.030	0.874	(9)
Cortez (Pipeline) NVR1C	0.62% NVR	Barrick	United States	83.855	0.038	3.209	(9)
Gold Hill	1.0 - 2.0% NSR(10)(11)	Kinross/Barrick	United States	24.607	0.015	0.371
	0.6 - 0.9% NSR(12)
Goldstrike (SJ Claims)	0.9% NSR	Barrick	United States	45.848	0.099	4.548
Leeville	1.8% NSR	Newmont	United States	6.029	0.214	1.291
Marigold	2.0% NSR	Silver Standard	United States	238.354	0.015	3.518
Pinson (DEV)	3.0% NSR(13)	Atna	United States	1.746	0.369	0.645
	2.94% NSR(14)
Robinson	3.0% NSR	KGHM	United States	143.089	0.006	0.812
Ruby Hill	3.0% NSR	Barrick	United States	4.963	0.028	0.140
Soledad Mountain (DEV)	3.0% NSR(15)	Golden Queen	United States	66.751	0.018	1.233
Twin Creeks	2.0% GPR	Newmont	United States	1.694	0.107	0.181
Wharf	0.0 - 2.0% NSR(16)	Goldcorp	United States	19.630	0.022	0.432
Back River—George Lake (DEV)	2.35% NSR(17)	Sabina Gold & Silver	Canada	1.404	0.145	0.203
Back River—Goose Lake (DEV)	1.95% NSR(18)	Sabina Gold & Silver	Canada	15.119	0.168	2.537
Canadian Malartic	1.0 - 1.5% NSR(19)	Yamana/Agnico Eagle	Canada	128.813	0.030	3.879
Holt	0.00013 × gold price	St Andrew	Canada	3.419	0.138	0.473
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	0.011	0.124
Mt. Milligan	52.25% of payable gold(20)	Thompson Creek	Canada	526.311	0.011	5.950
Pine Cove (DEV)	7.5% NPI	Anaconda Mining	Canada	2.905	0.060	0.175
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.006	5.775
Tulsequah Chief (DEV)	12.5% payable gold(21)	Chieftian Metals	Canada	7.107	0.067	0.477
Williams	0.97% NSR	Barrick	Canada	10.449	0.067	0.703
Wolverine	0.0 - 9.445% NSR(22)	Yukon Zinc	Canada	4.135	0.047	0.193
Dolores	3.25% NSR	Pan American	Mexico	75.619	0.023	1.752
Mulatos	1.0 - 5.0% NSR(23)	Alamos	Mexico	33.939	0.034	1.140
Peñasquito(24)	2.0% NSR (Oxide)	Goldcorp	Mexico	91.999	0.011	0.990
	2.0% NSR (Sulfide)	Goldcorp	Mexico	584.192	0.018	10.620
Andacollo	75% NSR(25)	Teck	Chile	525.354	0.003	1.797
El Morro (DEV)	1.4% NSR(26)	Goldcorp/New Gold	Chile	212.357	0.014	2.884
El Toqui	0 - 3.0% NSR(27)	Nyrstar	Chile	4.354	0.053	0.229
Pascua-Lama (DEV)(28)	0.78 - 5.23% NSR(29)	Barrick	Chile	320.645	0.046	14.680
Don Mario	3.0% NSR	Orvana	Bolivia	2.203	0.033	0.073
Don Nicolas (DEV)	2.0% NSR	Minera IRL	Argentina	1.327	0.148	0.196
El Limon	3.0% NSR	B2Gold	Nicaragua	1.970	0.147	0.289
Mara Rosa (DEV)	1.0% NSR	Amarillo Gold	Brazil	18.868	0.050	0.946
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	0.002	0.001
Celtic/Wonder North (DEV)	1.5% NSR	SR Mining	Australia	1.507	0.064	0.097
Gwalia Deeps	1.5% NSR	St . Barbara	Australia	10.077	0.204	2.060
King of the Hills	1.5% NSR	St. Barbara	Australia	0.547	0.124	0.068
Kundip (DEV)	1.0 - 1.5% GSR(30)	Silver Lake Resources	Australia	3.097	0.099	0.307
Meekatharra (Nannine) (DEV)	1.5% NSR	Metals X	Australia	0.423	0.051	0.021

Gold(2)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Meekatharra (Paddy's Flat) (DEV)	1.5% NSR	Metals X	Australia	7.249	0.062	0.451
	A$10 per gold ounce produced(31)
Meekatharra (Reedys) (DEV)	1.5%, 1.5 - 2.5%, 1% NSR(32)	Metals X	Australia	1.368	0.083	0.114
Meekatharra (Yaloginda)	0.45% NSR	Metals X	Australia	2.027	0.048	0.097
Red Dam (DEV)	2.5% NSR	Phoenix Gold	Australia	1.764	0.063	0.111
South Laverton	1.5% NSR	Saracen	Australia	14.138	0.053	0.747
Southern Cross (DEV)	1.5% NSR	China Hanking Holdings	Australia	1.582	0.075	0.119
Inata	2.5% GSR	Avocet	Burkina Faso	7.716	0.064	0.491
Taparko	2.0% GSR(33)	Nord Gold	Burkina Faso	9.555	0.074	0.703
Svetloye (DEV)	1.0% NSR	Polymetal	Russia	8.069	0.082	0.664

Proven and Probable Silver Reserves
As of December 31, 2013(1)

Silver(34)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Silver Grade (opt)	Silver Contained Ozs(6) (M)
Gold Hill	1.0 - 2.0% NSR(10)(11)	Kinross/Barrick	United States	24.607	0.211	5.203
	0.6 - 0.9% NSR(12)
Soledad Mountain (DEV)	3.0% NSR(15)	Golden Queen	United States	66.751	0.336	22.396
Troy	3.0% GSR	Revett	United States	16.570	1.036	17.160
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	1.009	11.618
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.050	51.895
Tulsequah Chief (DEV)	22.5% payable Ag(35)	Chieftain Metals	Canada	7.107	2.374	16.870
Wolverine	0.0 - 9.445% NSR(22)	Yukon Zinc	Canada	4.135	9.546	39.475
Dolores	2.0% NSR	Pan American	Mexico	75.619	0.960	72.600
Peñasquito(24)	2.0% NSR (Oxide)	Goldcorp	Mexico	91.999	0.836	76.940
Peñasquito(24)	2.0% NSR (Sulfide)	Goldcorp	Mexico	584.192	0.905	528.330
Don Mario	3.0% NSR	Orvana	Bolivia	2.203	1.016	2.238
Don Nicolas (DEV)	2.0% NSR	Minera IRL	Argentina	1.327	0.302	0.401
El Toqui	0 - 3.0% NSR(27)	Nyrstar	Chile	4.354	0.315	1.369
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	0.498	0.380
Svetloye (DEV)	1.0% NSR	Polymetal	Russia	8.069	0.095	0.765

 Proven and Probable Base Metal Reserves
As of December 31, 2013(1)

Copper(36)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Johnson Camp	2.5% NSR	Nord Resources	United States	111.200	0.295%	656.000
Robinson	3.0% NSR	KGHM	United States	143.089	0.465%	1329.473
Troy	3.0% GSR	Revett	United States	16.570	0.365%	120.920
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.676	0.839%	11.355
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	2.010%	462.678
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.271%	5630.715
Voisey's Bay	2.7% NSR	Vale	Canada	18.960	1.339%	507.592
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	2.130%	32.466
Don Mario	3.0% NSR	Orvana	Bolivia	2.203	1.189%	52.407
El Morro (DEV)	1.4% NSR(26)	Goldcorp/New Gold	Chile	212.357	0.493%	2094.000
Pascua-Lama (DEV)(37)	1.05% NSR	Barrick	Chile	320.645	0.085%	548.177
Las Cruces	1.5% NSR	First Quantum	Spain	14.415	5.273%	1520.218

Lead(38)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	0.517%	7.879
Peñasquito(24)	2.0% NSR (Sulfide)	Goldcorp	Mexico	584.192	0.284%	3688.000
El Toqui	0 - 3.0% NSR(27)	Nyrstar	Chile	4.354	0.316%	27.481

Zinc(39)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.676	8.577%	116.036
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	3.190%	734.300
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	1.921%	29.274
Peñasquito(24)	2.0% NSR (Sulfide)	Goldcorp	Mexico	584.192	0.694%	8959.000
El Toqui	0 - 3.0% NSR(27)	Nyrstar	Chile	4.354	6.146%	535.207

NICKEL(40)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	18.960	2.379%	902.220

COBALT(41)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	18.960	0.111%	42.241

MOLYBDENUM(42)
				PROVEN + PROBABLE RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.018%	373.340

(1)
Reserves have been reported by the operators of record as of December 31, 2013, with the exception of the following properties: Red Dam—February 28, 2014; Svetloye—January 1, 2014; Gwalia Deeps, King of the Hills, Kundip, South Laverton—June 30, 2013; Don Mario—June 1, 2013; Schaft Creek and Williams—December 31, 2012; Soledad—September 6, 2012; Southern Cross—June 30, 2012; Pinson—May 18, 2012; Tulsequah Chief—March 15, 2012; Don Nicolas, Gold Hill, Johnson Camp, Pascua-Lama, Robinson and Wolverine—December 31, 2011; Mara Rosa—October 28, 2011; Balcooma—June 30, 2011; Kutcho Creek—February 15, 2011; Pine Cove—June 30, 2010; and Caber—July 18, 2007.

(2)
Gold reserves were calculated by the operators at the following per ounce prices: $1,500—Williams; $1,450—Kundip; A$1,400—Celtic/Wonder North, South Laverton and Southern Cross; $1,366—Schaft Creek; $1,350—El Limon, El Morro, El Toqui and Tulsequah Chief; $1,310—Soledad; A$1,310—Red Dam; $1,300—Canadian Malartic, Dolores, Holt, Leeville, Peñasquito, Pinson, Svetloye, Twin Creeks and Wharf; A$1,300—Meekatharra (Nannine, Paddy's Flat; Reedys and Yaloginda); $1,250—Back River, Martha, Mulatos and Taparko; A$1,250—Gwalia Deeps and King of the Hills; $1,200—Gold Hill and Pascua-Lama; $1,100—Andacollo, Bald Mountain, Cortez, Don Mario, Don Nicolas, Goldstrike, Mara Rosa and Ruby Hill; $1,000—Robinson; $950—Inata; $983—Pine Cove; and $690—Mt. Milligan. No gold price was reported for Balcooma, Caber, Kutcho Creek, Marigold or Wolverine.

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

(5)
The reserves reported are either estimates received from the various operators or are based on documentation provided to Royal Gold or which is derived from recent publicly-available information from the operators of the various properties or various recent National Instrument 43-101 or JORC Code reports filed by operators. Accordingly, Royal Gold is not able to reconcile the reserve estimates prepared in reliance on National Instrument 43-101 or JORC Code with definitions of the U.S. Securities and Exchange Commission.

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

(8)
GSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $210—0.40%; $210 to $229.99—0.50%; $230 to $249.99—0.75%; $250 to $269.99—1.30%; $270 to $309.99—2.25%; $310 to $329.99—2.60%; $330 to $349.99—3.00%; $350 to $369.99—3.40%; $370 to $389.99—$3.75%; $390 to $409.99—4.0%; $410 to $429.99— 4.25%; $430 to $449.99—4.50%; $450 to $469.99—4.75%; $470 and higher—5.00%.

(9)
NVR1 and GSR3 reserves are subsets of the reserves covered by GSR1 and GSR2.

(10)
The royalty is capped at $10 million. As of June 30, 2014, royalty payments of approximately $1.7 million have been received.

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

(14)
Royalty only applies to Section 29 which currently holds about 95% of the reserves reported for the property. Additional Rayrock royalties apply to Sections 28, 32 and 33; these royalty rates vary depending on pre-existing royalties. The Rayrock royalties take effect once 200,000 ounces of gold have been produced from open pit mines on the property. As of June 30, 2014, approximately 103,000 ounces have been produced.

(15)
Royalty is capped at $300,000 plus simple interest.

(16)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to under $350—0.0%; $350 to under $400—0.5%; $400 to under $500—1.0%; $500 or higher—2.0%.

(17)
George Lake royalty applies to production above 800,000 ounces.

(18)
Goose Lake royalty applies to production above 400,000 ounces.

(19)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $350—1.0%; above $350—1.5%.

(20)
This is a metal stream whereby the purchase price for gold ounces delivered is $435 per ounce, or the prevailing market price of gold, if lower; no inflation.

(21)
This is a metal stream whereby Royal Gold is entitled to 12.5% of payable gold until 48,000 ounces of payable gold have been delivered; 7.5% thereafter, whereby the purchase price for gold ounces delivered is $450 per ounce on the first 48,000 ounces of gold; $500 per ounce thereafter, or the prevailing market price, if lower.

(22)
Gold royalty rate is based on the price of silver per ounce. NSR sliding-scale schedule (price of silver per ounce—royalty rate): Below $5.00—0.0%; $5.00 to $7.50—3.778%; >$7.50—9.445%.

(23)
The Company's royalty is subject to a 2.0 million ounce cap on gold production. There have been approximately 1.27 million ounces of cumulative production as of June 30, 2014. NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $299.99—1.0%; $300 to $324.99—1.50%; $325 to $349.99—2.0%; $350 to $374.99—3.0%; $375 to $399.99—4.0%; $400 or higher—5.0%.

(24)
Operator reports reserves by material type. The sulfide material will be processed by milling. The oxide material will be processed by heap leaching.

(25)
The royalty rate is 75% until 910,000 payable ounces of gold have been produced; 50% thereafter. There have been approximately 217,000 cumulative payable ounces produced as of June 30, 2014. Gold is produced as a by-product of copper.

(26)
The royalty covers approximately 30% of the La Fortuna deposit. Reserves attributable to Royal Gold's royalty represent approximately 3/7 of Goldcorp's reporting of 70% of the total reserve.

(27)
All metals are paid based on zinc prices. NSR sliding-scale schedule (price of zinc per pound—royalty rate): Below $0.50—0.0%; $0.50 to below $0.55—1.0%; $0.55 to below $0.60—2.0%; $0.60 or higher—3.0%.

(28)
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

(29)
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

(32)
The 1.5% to 2.5% NSR sliding-scale royalty pays at a rate of 1.5% for the first 75,000 ounces produced in any 12 month period and at a rate of 2.5% on production above 75,000 ounces during that 12 month period. The 1.0% NSR royalty applies to the Rand area only.

(33)
There is a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

(34)
Silver reserves were calculated by the operators at the following prices per ounce: $30.00—Gold Hill; $25.96—Schaft Creek; $25.06—Troy; $25.00—Don Nicolas; $24.05—Soledad; $24.00—Peñasquito; $23.00—El Toqui; $22.50—Svetloye; $22.00—Dolores, Peñasquito and Tulsequah Chief; and $20.00—Don Mario. No silver price was reported for Balcooma, Kutcho Creek or Wolverine.

(35)
This is a metal stream whereby Royal Gold is entitled to 22.5% of payable silver until 2.78 million ounces of payable silver have been delivered; 9.75% thereafter, whereby the purchase price for silver ounces delivered is $5.00 per ounce on the first 2.78 million ounces of silver; $7.50 per ounce thereafter, or the prevailing market price of the metal, if lower.

(36)
Copper reserves were calculated by the operators at the following prices per pound: $3.64—Voisey's Bay; $3.52—Schaft Creek; $3.32—Troy; $3.10—Tulsequah Chief; $3.00—El Morro; $2.75—Don Mario, Robinson and Las Cruces; $2.50—Johnson Camp; $2.00—Pascua-Lama; and $1.60—Mt. Milligan. No copper reserve price was reported for Balcooma, Caber or Kutcho Creek.

(37)
Royalty applies to all copper production from an area of interest in Chile. Only that portion of the reserves pertaining to our royalty interest in Chile is reflected here. This royalty will take effect after January 1, 2017.

(38)
Lead reserve price was calculated by the operators at the following prices per pound: $1.04—El Toqui; and $0.90—Peñasquito. No lead reserve price was reported for Balcooma.

(39)
Zinc reserve price was calculated by the operators at the following prices per pound: $1.13—El Toqui; and $0.90—Peñasquito. No zinc reserve price was reported for Balcooma, Caber, or Kutcho Creek.

(40)
Nickel reserve price was calculated by the operator at the following price per pound: $8.38—Voisey's Bay.

(41)
Cobalt reserve price was calculated by the operator at the following price per pound: $13.75—Voisey's Bay.

(42)
Molybdenum reserve price was calculated by the operator at Schaft Creek at $15.30 per pound.

ITEM 3.    LEGAL PROCEEDINGS

        Refer to Note 16 of the notes to consolidated financial statements for a discussion on litigation associated with our Voisey's Bay royalty.

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Current Stockholders

        Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "RGLD" and on the TSX under the symbol "RGL." The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on NASDAQ for each quarter since July 1, 2012.

		Sales Prices
Fiscal Year:		High	Low
2014	First Quarter (July, Aug., Sept.—2013)	$67.25	$40.45
	Second Quarter (Oct., Nov., Dec.—2013)	$53.76	$42.56
	Third Quarter (Jan., Feb., March—2014)	$72.90	$47.02
	Fourth Quarter (April, May, June—2014)	$76.85	$58.86
2013	First Quarter (July, Aug., Sept.—2012)	$100.71	$71.36
	Second Quarter (Oct., Nov., Dec.—2012)	$100.84	$76.17
	Third Quarter (Jan., Feb., March—2013)	$83.44	$62.67
	Fourth Quarter (April, May, June—2013)	$71.33	$38.63

        As of July 28, 2014, there were 986 stockholders of record of our common stock.

Dividends

        We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.

        For calendar year 2014, our annual dividend is $0.84 per share of common stock and exchangeable shares. We paid the first payment of $0.21 per share on January 17, 2014, to common stockholders and the holders of exchangeable shares of record at the close of business on January 3, 2014. We paid the second payment of $0.21 per share on April 18, 2014, to common stockholders and the holders of exchangeable shares of record at the close of business on April 4, 2014. We paid the third payment of $0.21 per share on July 18, 2014 to common stockholders and holders of exchangeable shares of record at the close of business on July 3, 2014. Subject to board approval, we anticipate paying the fourth payment of $0.21 per share on October 17, 2014, to common shareholders and holders of exchangeable shares of record at the close of business on October 3, 2014.

        For calendar year 2013, our annual dividend was $0.80 per share of common stock and exchangeable shares, paid on a quarterly basis of $0.20 per share. For calendar year 2012, we paid an annual dividend of $0.60 per share of common stock and exchangeable shares in four quarterly payments of $0.15 each.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years Ended June 30,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share data)
Revenue(1)	$237,162	$289,224	$263,054	$216,469	$136,565
Operating income	$108,720	$171,167	$156,634	$118,925	$41,035
Net income	$63,472	$73,409	$98,309	$77,299	$29,422
Net income available to Royal Gold common stockholders	$62,641	$69,153	$92,476	$71,395	$21,492
Net income per share available to Royal Gold common stockholders:
Basic	$0.96	$1.09	$1.61	$1.29	$0.49
Diluted	$0.96	$1.09	$1.61	$1.29	$0.49
Dividends declared per common share(2)	$0.83	$0.75	$0.56	$0.42	$0.34

	As of June 30,
	2014	2013	2012	2011	2010
	(Amounts in thousands)
Royalty and stream interests, net	$2,109,067	$2,120,268	$1,890,988	$1,690,439	$1,476,799
Total assets	$2,891,544	$2,905,341	$2,376,366	$1,902,702	$1,865,333
Debt	$311,860	$302,263	$293,248	$226,100	$248,500
Total liabilities	$518,987	$534,705	$512,937	$415,007	$431,785
Total Royal Gold stockholders' equity	$2,354,725	$2,348,887	$1,838,459	$1,460,162	$1,403,716

(1)
Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 18% decrease in revenue during fiscal year 2014 when compared to fiscal year 2013 and the 10% increase in revenue during fiscal year 2013 when compared to fiscal year 2012.

(2)
The 2014, 2013, 2012, 2011 and 2010 calendar year dividends were $0.84, $0.80, $0.60, $0.44 and $0.36, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. We may use the term "royalty interest" in this Annual Report on Form 10-K to refer to royalties, gold, silver or other metal stream interests, and other similar interests. We seek to acquire existing royalty interests or to finance projects that are in production or in the development stage in exchange for royalty interests. In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty interests, to create new royalty interests through the financing of mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

        As of June 30, 2014, the Company owned royalty interests on 37 producing properties, 23 development stage properties and 141 exploration stage properties, of which the Company considers 46 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. We do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing and operating costs on the properties in which we hold royalty interests. During the fiscal year ended June 30, 2014, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

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

        For the fiscal years ended June 30, 2014, 2013 and 2012, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Fiscal Year Ended
	June 30, 2014		June 30, 2013		June 30, 2012
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,296	72%	$1,605	70%	$1,673	68%
Silver ($/ounce)	$20.57	6%	$28.97	7%	$33.26	7%
Copper ($/pound)	$3.18	8%	$3.48	11%	$3.71	11%
Nickel ($/pound)	$6.89	8%	$7.44	8%	$8.77	11%
Other	N/A	6%	N/A	4%	N/A	3%

Operators' Production Estimates by Royalty for Calendar Year 2014

        We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2014. The following table shows such production estimates for our principal producing properties for calendar 2014 as well as the actual production reported to us by the various operators through June 30, 2014. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators' estimates or production reports and have not independently assessed or verified the accuracy of such information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing and development properties.

 Operators' Production Estimate by Royalty for Calendar Year 2014 and Reported Production
Principal Producing Properties
For the period January 1, 2014 through June 30, 2014

	Calendar 2014 Operator's Production Estimate(1)			Reported Production through June 30, 2014(2)
Royalty/Stream	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)
Andacollo(3)	38,500	—	—	20,500	—	—
Canadian Malartic	344,000	—	—	214,900	—	—
Cortez GSR1	125,000	—	—	21,000	—	—
Cortez GSR2	151,000	—	—	60,400	—	—
Cortez GSR3	276,000	—	—	81,400	—	—
Cortez NVR1	228,000	—	—	69,400	—	—
Holt	66,000	—	—	33,200	—	—
Las Cruces
Copper	—	—	152 - 159 million	—	—	82.7million
Mt. Milligan(3)	185,000 - 195,000			75,300	—	—
Mulatos	150,000 - 170,000	—	—	68,000	—	—
Peñasquito	530,000 - 560,000	22 - 25 million		286,900	14.9million
Lead(3)			135 - 145 million		—	88.6million
Zinc(3)			315 - 325 million			167.1million
Robinson(3)(4)	N/A	N/A		9,700
Copper			N/A			29.8million
Voisey's Bay(3)(4)
Copper			N/A			19.4million
Nickel(5)			N/A			66.8million

(1)
There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2014 through June 30, 2014, as reported to us by the operators of the mines. For our streaming interest at Mt. Milligan, reported production represents payable gold shipped, subject to our stream interest, during the January 1, 2014 through June 30, 2014 period.

(3)
Payable metal and deliveries are subject to shipping and settlement schedules.

(4)
The operator did not release public production guidance for calendar 2014.

(5)
Vale is commissioning its new Long Harbour Processing Plant and intends to begin introducing nickel concentrates from Voisey's Bay in coming quarters. In anticipation of the transition from processing Voisey's Bay nickel concentrates at Vale's Sudbury and Thompson smelters to processing at the Long Harbour hydrometallurgical plant, the Company is engaged in discussions with Vale concerning calculation of the royalty once Voisey's Bay nickel concentrates are processed at Long Harbour. Vale proposed a calculation of the royalty that the Company estimates could result in the substantial reduction of royalty payable to LNRLP on Voisey's Bay nickel concentrates processed at Long Harbour. Please see "Principal Royalties on Producing Properties—Voisey's Bay (Labrador, Canada)" in Part I, Item 2, for further information.

Historical Production

        The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our royalty interests, as reported to us by the operators of the mines:

Historical Production(1) by Property
Principal Producing Properties
For the Fiscal Years Ended June 30, 2014, 2013 and 2012

Property	Metal	2014	2013	2012
Andacollo	Gold	50,400 oz.	68,600 oz.	51,400 oz.
Canadian Malartic	Gold	417,800 oz.	347,000 oz.	297,500 oz.
Cortez GSR1	Gold	7,600 oz.	81,200 oz.	115,900 oz.
Cortez GSR2	Gold	87,800 oz.	900 oz.	800 oz.
Cortez GSR3	Gold	95,400 oz.	82,100 oz.	116,700 oz.
Cortez NVR1	Gold	84,400 oz.	60,400 oz.	82,000 oz.
Holt	Gold	63,100 oz.	56,400 oz.	41,200 oz.
Las Cruces	Copper	161.2 Mlbs.	153.4 Mlbs.	119.1 Mlbs.
Mt. Milligan	Gold	80,800 oz.	N/A	N/A
Mulatos	Gold	149,800 oz.	218,000 oz.	169,300 oz.
Peñasquito	Gold	534,200 oz.	371,100 oz.	294,500 oz.
	Silver	27.7 Moz.	21.1 Moz.	21.5 Moz.
	Lead	175.5 Mlbs.	126.3 Mlbs.	164.0 Mlbs.
	Zinc	310.9 Mlbs.	282.3 Mlbs.	312.6 Mlbs.
Robinson	Gold	27,600 oz.	49,100 oz.	31,000 oz.
	Copper	69.6 Mlbs.	146.2 Mlbs.	105.3 Mlbs.
Voisey's Bay	Nickel	123.7 Mlbs.	143.9 Mlbs.	131.6 Mlbs.
	Copper	80.5 Mlbs.	101.9 Mlbs.	107.2 Mlbs.

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

        Our most critical accounting estimates relate to our assumptions regarding future gold, silver, nickel, copper and other metal prices and the estimates of reserves, production and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

Royalty and Stream Interests

        Royalty and stream interests include acquired royalty and stream interests in production, development and exploration stage properties. The costs of acquired royalty and stream interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the Accounting Standards Codification ("ASC") guidance.

        Acquisition costs of production stage royalty and stream interests are depleted using the units of production method over the life of the mineral property (as royalty payments are recognized or sales occur under stream interests), which are estimated using proven and probable reserves as provided by the operator. Acquisition costs of royalty and stream interests on development stage mineral properties, which are not yet in production, are not amortized until the property begins production. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future. Exploration costs are expensed when incurred.

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

        Our estimates of gold, silver, copper, nickel and other metal prices, operator's estimates of proven and probable reserves related to our royalty or streaming properties, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current market conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.

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

        The Company's policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value. Any temporary declines in fair value are recorded as a charge to other comprehensive income. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management's ability and intent to hold the securities until fair value recovers. If such impairment is determined by the Company to be other-than-temporary, the investment's cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other-than-temporary. The new cost basis is not changed for subsequent recoveries in fair value. Please refer to Note 5 of our notes to consolidated financial statements for further information on our available-for-sale securities.

Revenue

        Revenue is recognized pursuant to guidance in ASC 605 and based upon amounts contractually due pursuant to the underlying royalty or streaming agreement. Specifically, revenue is recognized in accordance with the terms of the underlying royalty or stream agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty or stream being fixed or determinable; and (iv) the collectability being reasonably assured. For royalty payments received in-kind, revenue is recorded at the average spot price of gold for the period in which the royalty was earned. For our streaming agreements, we sell most of the delivered gold within three weeks of receipt and recognize revenue when the metal received is sold.

Gold Sales

        Gold received under our metal streaming agreements is sold primarily in the spot market or using average rate gold forward contracts. For our gold sold in the spot market, the sales price is fixed at the delivery date based on the gold spot price, while the sales price for our gold sold in average rate gold forward contracts is determined by the average gold price under the term of the contract, typically 15 consecutive trading days shortly after the receipt and purchase of the gold. Revenue from gold sales is recognized on the date of the settlement, which is also the date that title to the gold passes to the purchaser.

Cost of Sales

        Cost of sales is specific to our streaming agreement for Mt. Milligan and is the result of the Company's purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

Income Taxes

        The Company accounts for income taxes in accordance with the guidance of Accounting Standards Codification Topic 740. The Company's annual tax rate is based on income, statutory tax rates in effect and tax planning opportunities available to us in the various jurisdictions in which the Company operates. Significant judgment is required in determining the annual tax expense, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year's liability by taxing authorities.

        The Company's deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. In evaluating the realizability of the deferred tax assets, management considers both positive and negative evidence that may exist, such as earnings history, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies in each tax jurisdiction. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning strategies.

        The Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings as determined by management's judgment about and intentions concerning the future operations of the Company. As a result, the Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. Refer to Note 12 of our notes to consolidated financial statements for further discussion on our assertion.

        The Company's operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit; however, due to the complexity of some of these uncertainties, the ultimate resolution could result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period which they are determined. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Liquidity and Capital Resources

Overview

        At June 30, 2014, we had current assets of $736.0 million compared to current liabilities of $22.5 million for a current ratio of 33 to 1. This compares to current assets of $744.5 million and current liabilities of $35.1 million at June 30, 2013, resulting in a current ratio of approximately 21 to 1. The increase in our current ratio was primarily attributable to a decrease in the amount of foreign withholding taxes payable on certain of our foreign royalty interests. This decrease in foreign withholding taxes was partially offset by a decrease in our cash and equivalents and royalty receivables during the period. Please refer to "Summary of Cash Flows" below for further discussion on changes to our cash and equivalents during the period.

        During the fiscal year ended June 30, 2014, liquidity needs were met from $237.2 million in revenue and our available cash resources. As of June 30, 2014, the Company had $450 million available and no amounts outstanding under its revolving credit facility. The Company was in compliance with each financial covenant under its revolving credit facility as of June 30, 2014. Refer to Note 6 of our notes to consolidated financial statements and below ("Recent Liquidity and Capital Resource Developments") for further discussion on our long-term debt.

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

        Please refer to our risk factors included in Part I, Item 1A of this report for a discussion of certain risks that may impact the Company's liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Facility

        On January 29, 2014, Royal Gold entered into a Sixth Amended and Restated Revolving Credit Agreement (the "revolving credit facility") among Royal Gold, as the borrower, certain subsidiaries of Royal Gold, as guarantors, HSBC Bank USA, National Association, as administrative agent and a lender, The Bank of Nova Scotia, Goldman Sachs Bank USA, Bank of America, N.A., and Canadian Imperial Bank of Commerce and such other banks and financial institutions from time to time party thereto, as lenders, HSBC Securities (USA) Inc., as the sole lead arranger and joint bookrunner, and Scotiabank, as syndication agent and joint bookrunner. The revolving credit facility replaces Royal Gold's $350 million revolving credit facility under the Fifth Amended and Restated Revolving Credit Agreement, dated as of May 30, 2012.

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

Dividend Increase

        On November 20, 2013, we announced an increase in our annual dividend for calendar 2014 from $0.80 to $0.84, payable on a quarterly basis of $0.21 per share. The newly declared dividend is 5% higher than the dividend paid during calendar 2013. Royal Gold has steadily increased its annual dividend since calendar 2001. The quarterly dividend of US$0.21 is also payable to holders of exchangeable shares of RG Exchangeco Inc. ("RG Exchangeco").

Summary of Cash Flows

Operating Activities

        Net cash provided by operating activities totaled $147.2 million for the fiscal year ended June 30, 2014, compared to $172.6 million for the fiscal year ended June 30, 2013. The decrease was primarily due to a decrease in proceeds received from our royalty interests, net of production taxes, of approximately $58.1 million. This decrease was partially offset by a decrease in income and other foreign withholding tax payments of $15.9 million.

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

Investing Activities

        Net cash used in investing activities totaled $84.8 million for the fiscal year ended June 30, 2014, compared to $309.4 million for the fiscal year ended June 30, 2013. The decrease in cash used in investing activities is primarily due to a decrease in funding for the Mt. Milligan streaming interest compared to the prior fiscal year. This decrease was offset by the Company's acquisition of the Phoenix Gold Project gold stream and El Morro royalty of approximately $30.6 million and $35 million, respectively, in the current fiscal year. The Company made its final commitment payment to Thompson Creek as part of the Mt. Milligan gold stream acquisition during the quarter ended September 30, 2013.

        Net cash used in investing activities totaled $309.4 million for the fiscal year ended June 30, 2013, compared to $271.4 million for the fiscal year ended June 30, 2012. The increase in cash used in investing activities is primarily due to an increase in acquisitions of royalty interests in mineral properties (primarily Mt. Milligan funding) compared to our fiscal year 2012.

Financing Activities

        Net cash used in financing activities totaled $66.9 million for the fiscal year ended June 30, 2014, compared to cash provided by financing activities of $425.4 million for the fiscal year ended June 30, 2013. The decrease in cash provided by financing activities is primarily due to the sale of 5,250,000 shares of our common stock, resulting in proceeds of $472.5 million, during the prior fiscal year. This decrease is also due to an increase in the common stock dividend payment, which was the result of an increase in the dividend rate and an increase in the total number of common shares outstanding when compared to the prior fiscal year.

        Net cash provided by financing activities totaled $425.4 million for the fiscal year ended June 30, 2013, compared to cash provided by financing activities of $370.5 million for the fiscal year ended June 30, 2012. The increase is primarily attributable to proceeds received ($472.5 million) from our October 2012 equity offering compared to proceeds received ($370.0 million) from our June 2012 offering of the 2019 Notes. During the fiscal year ended June 30, 2013 and 2012, the Company made debt repayments of $0 and $326.1 million, respectively, and paid common stock dividends of $43.9 million and $29.5 million, respectively.

Contractual Obligations

        Our contractual obligations as of June 30, 2014, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2019 Notes(1)	$423,187	$10,637	$21,275	$391,275	$—

Total	$423,187	$10,637	$21,275	$391,275	$—

(1)
Amounts represent principal ($370 million) and estimated interest payments ($53.2 million) assuming no early extinguishment.

        For information on our contractual obligations, see Note 6 of the notes to consolidated financial statements under Part II, Item 8, "Financial Statements and Supplementary Data" of this report. The above table does not include royalty or stream commitments as discussed in Note 16 of the notes to consolidated financial statements. The Company believes it will be able to fund all existing obligations from net cash provided by operating activities.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

Fiscal Year Ended June 30, 2014, Compared with Fiscal Year Ended June 30, 2013

        For the fiscal year ended June 30, 2014, we recorded net income available to Royal Gold common stockholders of $62.6 million, or $0.96 per basic share and diluted share, compared to net income available to Royal Gold common stockholders of $69.2 million, or $1.09 per basic share and diluted share, for the fiscal year ended June 30, 2013. The decrease in our earnings per share was primarily attributable to a decrease in revenue and an increase in certain costs and expenses, as discussed further below.

        For the fiscal year ended June 30, 2014, we recognized total revenue of $237.2 million, at an average gold price of $1,296 per ounce, an average silver price of $20.57 per ounce, an average nickel price of $6.89 per pound and an average copper price of $3.18 per pound, compared to total revenue of $289.2 million, at an average gold price of $1,605 per ounce, an average silver price of $28.97 per ounce, an average nickel price of $7.44 per pound and an average copper price of $3.48 per pound, for the fiscal year ended June 30, 2013. Revenue and the corresponding production, attributable to our royalty and stream interests, for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 is as follows:

Revenue and Reported Production Subject to our Royalty and Stream Interests
Fiscal Years Ended June 30, 2014 and 2013
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2014		Fiscal Year Ended June 30, 2013
Royalty/Stream	Metal(s)	Revenue	Reported Production(1)	Revenue	Reported Production(1)
Royalty:
Andacollo	Gold	$48,777	50,400 oz.	$82,272	68,600 oz.
Peñasquito		$29,281		$28,005
	Gold		534,200 oz.		371,100 oz.
	Silver		27.7M oz.		21.1M oz.
	Lead		175.5 Mlbs.		126.3 Mlbs.
	Zinc		310.9 Mlbs.		282.3 Mlbs.
Voisey's Bay		$25,128		$32,517
	Nickel		123.7 Mlbs.		143.9 Mlbs.
	Copper		80.5 Mlbs.		101.9 Mlbs.
Holt	Gold	$13,813	63,100 oz.	$19,028	56,400 oz.
Mulatos	Gold	$9,443	149,800 oz.	$17,376	218,000 oz.
Las Cruces	Copper	$7,743	161.2 Mlbs.	$8,012	153.4 Mlbs.
Canadian Malartic	Gold	$7,758	417,800 oz.	$8,043	347,000 oz.
Robinson		$6,354		$15,664
	Gold		27,600 oz.		49,100 oz.
	Copper		69.6 Mlbs.		146.2 Mlbs.
Cortez	Gold	$8,138	95,400 oz.	$8,980	82,100 oz.
Other(2)	Various	$53,518	N/A	$69,327	N/A
Stream:
Mt. Milligan(3)	Gold	$27,209	80,800 oz.	$—	N/A

Total Revenue		$237,162		$289,224

(1)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2014 and June 30, 2013, as reported to us by the operators of the mines.

(2)
Individually, no royalty included within the "Other" category contributed greater than 5% of our total revenue for either period.

(3)
For our streaming interest at Mt. Milligan, our revenue is a product of the reported production, our 52.25% stream interest, an applicable provisional percentage (for the first 12 shipments only) and an average gold sale price of $1,292 per ounce. During the fiscal year 2014, the Company sold approximately 21,100 ounces and had approximately 7,800 ounces of gold in inventory as of June 30, 2014.

        The decrease in total revenue for the fiscal year ended June 30, 2014, compared with the fiscal year ended June 30, 2013, resulted primarily from a decrease in the average gold, silver, copper and nickel prices and decreases in production primarily at Andacollo, Voisey's Bay, Mulatos, and Robinson. These decreases during the current period were partially offset by new production at Mt. Milligan and production increases at Peñasquito. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

        Cost of sales were approximately $9.2 million for the fiscal year ended June 30, 2014, compared to zero for the fiscal year ended June 30, 2013. Cost of sales for our fiscal year 2014 is specific to our streaming agreement for Mt. Milligan, which began production during the current period, and is the result of the Company's purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

        General and administrative expenses decreased to $21.2 million for the fiscal year ended June 30, 2014, from $24.0 million for the fiscal year ended June 30, 2013. The decrease was primarily due to a decrease in non-cash stock based compensation expense of approximately $3.1 million as a result of management's change in estimate for the number of performance shares that are expected to vest in future periods.

        Production taxes decreased to $6.8 million for the fiscal year ended June 30, 2014, from $9.0 million for the fiscal year ended June 30, 2013. The decrease is primarily due to a decrease in the mining proceeds tax expense associated with our Voisey's Bay royalty, which was due to decreased revenue from the Voisey's Bay royalty during the current period.

        Depreciation, depletion and amortization expense increased to $91.3 million for the fiscal year ended June 30, 2014, from $85.0 million for the fiscal year ended June 30, 2013. The increase was primarily attributable to new production at Mt. Milligan and a production increase at Peñasquito, which resulted in additional depletion expense of approximately $9.8 million during the period. The increase was also attributable to an increase in depletion rates at certain of our non-principal properties, which resulted in additional depletion of approximately $7.6 million. These increases were partially offset by decreases in production primarily at Andacollo, Voisey's Bay, Mulatos and Robinson, which resulted in a decrease in depletion expense of approximately $10.8 million during the period.

        During the fiscal years ended June 30, 2014 and 2013, the Company recognized losses of $4.5 million and $12.1 million on available-for-sale securities, respectively, related to other-than-temporary impairments on its investment in Seabridge common stock. The effect of the recognized loss, net of any tax, during the fiscal years ended June 30, 2014 and 2013, was $0.07 and $0.23 per basic share, respectively. Refer to Note 5 of the notes to consolidated financial statements in this Annual Report on Form 10-K for further discussion on the other-than-temporary impairment loss.

        During the fiscal year ended June 30, 2014, we recognized income tax expense totaling $19.5 million compared with $63.8 million during the fiscal year ended June 30, 2013. This resulted in an effective tax rate of 23.5% during the current period, compared with 46.5% in the prior period. The decrease in the effective tax rate for the fiscal year ended June 30, 2014, is primarily attributable to (i) a favorable tax rate associated with certain operations in lower tax jurisdictions, (ii) a decrease in tax expense resulting from a reduction in uncertain tax positions, (iii) an increase in foreign tax credits claimed, and (iv) a reduction of the tax effect on the recognized loss on available-for-sale securities when compared to the prior period.

Fiscal Year Ended June 30, 2013, Compared with Fiscal Year Ended June 30, 2012

        For the fiscal year ended June 30, 2013, we recorded net income available to Royal Gold common stockholders of $69.2 million, or $1.09 per basic share and diluted share, compared to net income available to Royal Gold common stockholders of $92.5 million, or $1.61 per basic share and diluted share, for the fiscal year ended June 30, 2012. The decrease in our net income available to Royal Gold common stockholders and earnings per share were primarily attributable to an other-than-temporary impairment loss recognized on our available-for-sale securities, an increase in general and administrative expense, an increase in depletion expense, and an increase in interest expense associated with our 2019 Notes, each of which are discussed below. The decrease in our earnings per share was also attributable to the issuance of 5.25 million shares of common stock in October 2012 as part of a registered offering. The forgoing factors were partially offset by an increase in royalty revenue during the period, which is discussed below.

        For the fiscal year ended June 30, 2013, we recognized total revenue of $289.2 million, at an average gold price of $1,605 per ounce, an average silver price of $28.97 per ounce, an average nickel price of $7.44 per pound and an average copper price of $3.48 per pound, compared to total royalty revenue of $263.1 million, at an average gold price of $1,673 per ounce, an average silver price of $33.26 per ounce, an average nickel price of $8.77 per pound and an average copper price of $3.71 per pound, for the fiscal year ended June 30, 2012. Revenue and the corresponding production, attributable to our royalty interests, for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 is as follows:

Revenue and Reported Production Subject to our Royalty Interests
Fiscal Years Ended June 30, 2013 and 2012
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2013		Fiscal Year Ended June 30, 2012
Royalty/Stream	Metal(s)	Revenue	Reported Production(1)	Revenue	Reported Production(1)
Royalty:
Andacollo	Gold	$82,272	68,600 oz.	$64,075	51,400 oz.
Voisey's Bay		$32,517		$36,030
	Nickel		143.9 Mlbs.		131.6 Mlbs.
	Copper		101.9 Mlbs.		107.2 Mlbs.
Peñasquito		$28,005		$28,468
	Gold		371,100 oz.		294,500 oz.
	Silver		21.1 Moz.		21.5 Moz.
	Lead		126.3 Mlbs.		164.0 Mlbs.
	Zinc		282.3 Mlbs.		312.6 Mlbs.
Holt	Gold	$19,028	56,400 oz.	$14,966	41,200 oz.
Mulatos	Gold	$17,376	218,000 oz.	$13,794	169,300 oz.
Robinson		$15,664		$11,687
	Gold		49,100 oz.		31,000 oz.
	Copper		146.2 Mlbs.		105.3 Mlbs.
Cortez	Gold	$8,980	82,100 oz.	$13,160	116,700 oz.
Canadian Malartic	Gold	$8,043	347,000 oz.	$7,133	297,500 oz.
Las Cruces	Copper	$8,012	153.4 Mlbs.	$6,448	119.1 Mlbs.
Other(2)	Various	$69,327	N/A	$67,293	N/A

Total Revenue		$289,224		$263,054

(1)
Reported production relates to the amount of metal sales, subject to our royalty interests, for the twelve months ended June 30, 2013 and June 30, 2012, as reported to us by the operators of the mines.

(2)
Individually, no royalty included within the "Other" category contributed greater than 5% of our total royalty revenue for either period.

        The increase in total revenue for the fiscal year ended June 30, 2013, compared with the fiscal year ended June 30, 2012, resulted primarily from reported production increases at Andacollo, Holt,

Las Cruces, Mulatos and Robinson and the continued ramp-up at Canadian Malartic. These increases were partially offset by a decrease in the average gold, silver, copper and nickel prices and decreases in reported production at Voisey's Bay (copper) and Cortez. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

        General and administrative expenses increased to $24.0 million for the fiscal year ended June 30, 2013, from $20.4 million for the fiscal year ended June 30, 2012. The increase was primarily due to an increase in legal fees, tax consulting and general consulting fees associated with business development activities during the period.

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

        Interest and other expense increased to $24.8 million for the fiscal year ended June 30, 2013, from $7.7 million for the fiscal year ended June 30, 2012. The increase was primarily attributable to interest expense associated with our 2019 Notes issued in June 2012. Interest expense recognized on the 2019 Notes for the fiscal year ended June 30, 2013, was $20.7 million and included the contractual coupon interest ($10.6 million), the accretion of the debt discount ($9.0 million) and amortization of the debt issuance costs ($1.1 million). During the fiscal year ended June 30, 2013, the Company made $10.5 million in interest payments on our 2019 Notes. The Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year.

        During the fiscal year ended June 30, 2013, we recognized income tax expense totaling $63.8 million compared with $54.7 million during the fiscal year ended June 30, 2012. This resulted in an effective tax rate of 46.5% during the fiscal year ended June 30, 2013, compared with 35.8% in the prior period. The increase in the effective tax rate for the twelve months ended June 30, 2013 is primarily related to (i) no tax benefit on the recognized loss on available-for-sale securities, (ii) an increase in tax expense associated with the increase in foreign currency exchange gains, and (iii) an increase in tax expense related to changes in estimates for uncertain tax positions. Excluding the recognized loss on available-for-sale securities, the effective tax rate for the fiscal year ended June 30, 2013 would have been 40.9%.

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

        During the fiscal year ended June 30, 2014, we reported revenue of $237.2 million, with an average gold price for the period of $1,296 per ounce, an average silver price for the period of $20.57 per ounce, an average copper price of $3.18 per pound and an average nickel price of $6.89 per pound. Approximately 72% of our total recognized revenues for the fiscal year ended June 30, 2014 were attributable to gold sales from our gold producing interests, as shown within the MD&A. For the fiscal year ended June 30, 2014, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $19.2 million and $18.9 million, respectively.

        Approximately 6% of our total reported revenue for the fiscal year ended June 30, 2014 was attributable to silver sales from our silver producing interests. For the fiscal year ended June 30, 2014, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $1.8 million.

        Approximately 8% of our total reported revenue for the fiscal year ended June 30, 2014 was attributable to copper sales from our copper producing interests. For the fiscal year ended June 30, 2014, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $2.3 million.

        Approximately 8% of our total reported revenue for the fiscal year ended June 30, 2014 was attributable to nickel sales from our nickel producing interests. For the fiscal year ended June 30, 2014, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $2.6 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Royal Gold Inc.'s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 7, 2014

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands except share data)

	2014	2013
ASSETS
Cash and equivalents	$659,536	$664,035
Royalty receivables	46,654	50,385
Income tax receivable	21,947	15,158
Prepaid expenses and other	7,840	14,919

Total current assets	735,977	744,497
Royalty and stream interests, net (Note 4)	2,109,067	2,120,268
Available-for-sale securities (Note 5)	9,608	9,695
Other assets	36,892	30,881

Total assets	$2,891,544	$2,905,341

LIABILITIES
Accounts payable	3,897	2,838
Dividends payable	13,678	13,009
Foreign withholding taxes payable	2,199	15,518
Other current liabilities	2,730	3,720

Total current liabilities	22,504	35,085
Debt (Note 6)	311,860	302,263
Deferred tax liabilities	169,865	174,267
Uncertain tax positions (Note 12)	13,725	21,166
Other long-term liabilities	1,033	1,924

Total liabilities	518,987	534,705

Commitments and contingencies (Note 16)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 64,578,401 and 64,184,036 shares outstanding, respectively	646	642
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,426,792 and 1,139,420 redeemed shares, respectively	16,718	29,365
Additional paid-in capital	2,147,650	2,142,173
Accumulated other comprehensive loss	(160)	(4,572)
Accumulated earnings	189,871	181,279

Total Royal Gold stockholders' equity	2,354,725	2,348,887
Non-controlling interests	17,832	21,749

Total equity	2,372,557	2,370,636

Total liabilities and equity	$2,891,544	$2,905,341

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended June 30,

(In thousands except share data)

	2014	2013	2012
Revenue	$237,162	$289,224	$263,054
Costs and expenses
Cost of sales	9,158	—	—
General and administrative	21,186	24,027	20,647
Production taxes	6,756	9,010	9,444
Depreciation, depletion and amortization	91,342	85,020	75,001
Restructuring on royalty interests	—	—	1,328

Total costs and expenses	128,442	118,057	106,420

Operating income	108,720	171,167	156,634
Loss on available-for-sale securities	(4,499)	(12,121)	—
Interest and other income	2,132	2,902	3,836
Interest and other expense	(23,426)	(24,780)	(7,451)

Income before income taxes	82,927	137,168	153,019
Income tax expense	(19,455)	(63,759)	(54,710)

Net income	63,472	73,409	98,309
Net income attributable to non-controlling interests	(831)	(4,256)	(5,833)

Net income attributable to Royal Gold common stockholders	$62,641	$69,153	$92,476

Net income	$63,472	$73,409	$98,309
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available-for-sale securities	(98)	(4,526)	(13,817)
Recognized loss on available-for-sale securities	4,510	13,716	—

Comprehensive income	67,884	82,599	84,492
Comprehensive income attributable to non-controlling interests	(831)	(4,256)	(5,833)

Comprehensive income attributable to Royal Gold stockholders	$67,053	$78,343	$78,659

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.96	$1.09	$1.61

Basic weighted average shares outstanding	64,909,149	63,250,247	57,220,040

Diluted earnings per share	$0.96	$1.09	$1.61

Diluted weighted average shares outstanding	65,026,256	63,429,822	57,463,850

Cash dividends declared per common share	$0.83	$0.75	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2014, 2013 and 2012

(In thousands except share data)

	Royal Gold Stockholders
			Exchangeable Shares
	Common Shares					Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Earnings	Non- controlling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2011	54,231,787	$543	905,795	$39,864	$1,319,697	$54	$100,004	$27,533	$1,487,695
Issuance of common stock for:
Equity offering	4,000,000	40	—	—	267,393	—	—	—	267,433
Exchange of exchangeable shares	106,969	1	(106,969)	(4,708)	4,707	—	—	—	—
2019 convertible senior notes, net of tax	—	—	—	—	47,605	—	—	—	47,605
Stock-based compensation and related share issuances	275,465	2	—	—	16,955	—	—	—	16,957
Net income	—	—	—	—	—	—	92,476	5,833	98,309
Other comprehensive income (loss)	—	—	—	—	—	(13,817)	—	—	(13,817)
Distribution to non-controlling interests	—	—	—	—	—	—	—	(8,396)	(8,396)
Dividends declared	—	—	—	—	—	—	(32,357)	—	(32,357)

Balance at June 30, 2012	58,614,221	$586	798,826	$35,156	$1,656,357	$(13,763)	$160,123	$24,970	$1,863,429
Issuance of common stock for:
Equity offering	5,250,000	53	—	—	471,815	—	—	—	471,868
Exchange of exchangeable shares	131,597	1	(131,597)	(5,791)	5,790	—	—	—	—
Other	—	—	—	—	765	—	—	—	765
Stock-based compensation and related share issuances	188,218	2	—	—	7,446	—	—	—	7,448
Net income	—	—	—	—	—	—	69,153	4,256	73,409
Other comprehensive income	—	—	—	—	—	9,191	—	—	9,191
Distribution to non-controlling interests	—	—	—	—	—	—	—	(7,477)	(7,477)
Dividends declared	—	—	—	—	—	—	(47,997)	—	(47,997)

Balance at June 30, 2013	64,184,036	$642	667,229	$29,365	$2,142,173	$(4,572)	$181,279	$21,749	$2,370,636

Issuance of common stock for:
Exchange of exchangeable shares	287,372	3	(287,372)	(12,647)	12,644	—	—	—	—
Non-controlling interest assignment	—	—	—	—	(11,463)	—	—	(2,250)	(13,713)
Stock-based compensation and related share issuances	106,993	1	—	—	4,296	—	—	—	4,297
Net income	—	—	—	—	—	—	62,641	831	63,472
Other comprehensive income	—	—	—	—	—	4,412	—	—	4,412
Distribution to non-controlling interests	—	—	—	—	—	—	—	(2,498)	(2,498)
Dividends declared	—	—	—	—	—	—	(54,049)	—	(54,049)

Balance at June 30, 2014	64,578,401	$646	379,857	$16,718	$2,147,650	$(160)	$189,871	$17,832	$2,372,557

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$63,472	$73,409	$98,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	91,342	85,020	75,001
Recognized loss on available-for-sale securities	4,499	12,121	—
Non-cash employee stock compensation expense	2,580	5,701	6,507
Gain on distribution to non-controlling interest	(259)	(2,837)	(3,725)
Amortization of debt discount	9,597	9,015	—
Restructuring on royalty interests	—	—	1,328
Tax benefit of stock-based compensation exercises	(597)	(2,966)	(6,348)
Deferred tax (benefit) expense	(8,166)	(11,419)	1,571
Other	—	100	2,117
Changes in assets and liabilities:
Royalty receivables	3,731	3,562	(5,118)
Prepaid expenses and other assets	9,756	(12,300)	88
Accounts payable	1,105	113	530
Foreign withholding taxes payable	(13,319)	15,294	19
Income taxes receivable	(6,183)	(3,127)	(7,179)
Uncertain tax positions	(7,441)	1,697	633
Other liabilities	(2,915)	(753)	(1,569)

Net cash provided by operating activities	$147,202	$172,630	$162,164

Cash flows from investing activities:
Acquisition of royalty and stream interests	(80,019)	(314,262)	(276,683)
Other	(4,782)	4,820	5,327

Net cash used in investing activities	$(84,801)	$(309,442)	$(271,356)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,120	473,771	271,536
Net proceeds from debt	—	—	457,023
Repayment of debt	—	—	(326,100)
Common stock dividends	(53,380)	(43,934)	(29,504)
Purchase of additional royalty interest from non-controlling interest	(11,522)	—	—
Debt issuance costs	(1,284)	—	—
Distribution to non-controlling interests	(2,431)	(7,412)	(8,810)
Tax expense of stock-based compensation exercises	597	2,966	6,348

Net cash (used in) provided by financing activities	$(66,900)	$425,391	$370,493

Net (decrease) increase in cash and equivalents	(4,499)	288,579	261,301

Cash and equivalents at beginning of period	664,035	375,456	114,155

Cash and equivalents at end of period	$659,536	$664,035	$375,456

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. We may use the term "royalty interest" in these notes to the consolidated financial statements to refer to royalties, gold, silver or other metal stream interests, and other similar interests.

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

        Our most critical accounting estimates relate to our assumptions regarding future gold, silver, nickel, copper and other metal prices and the estimates of reserves, production and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.

Basis of Consolidation

        The consolidated financial statements include the accounts of Royal Gold, Inc. and its wholly-owned subsidiaries. All intercompany accounts, transactions, income and expenses, and profits or losses have been eliminated on consolidation.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Royalty and Stream Interests

        Royalty and stream interests include acquired royalty and stream interests in production, development and exploration stage properties. The costs of acquired royalty and stream interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under Accounting Standards Codification ("ASC") guidance.

        Acquisition costs of production stage royalty and stream interests are depleted using the units of production method over the life of the mineral property (as royalty payments are recognized or sales occur under stream interests), which is estimated using proven and probable reserves as provided by the operator. Acquisition costs of royalty and stream interests on development stage mineral properties, which are not yet in production, are not amortized until the property begins production. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the costs may not be recoverable from future production. Exploration costs are charged to operations when incurred.

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

Revenue

        Revenue is recognized in accordance with the guidance of ASC 605 and based upon amounts contractually due pursuant to the underlying royalty or stream agreement. Specifically, revenue is recognized in accordance with the terms of the underlying royalty or stream agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty or stream being fixed or determinable; and (iv) the collectability being reasonably assured. For royalty payments received in-kind, revenue is recorded at the average spot price of gold for the period in which the royalty was earned. For our streaming agreements, we sell most of the delivered gold within three weeks of receipt and recognize revenue when the metal received is sold.

Gold Sales

        Gold received under our metal streaming agreements is sold primarily in the spot market or under average rate gold forward contracts. For our gold sold in the spot market, the sales price is fixed at the delivery date based on the gold spot price, while the sales price for our gold sold under average rate gold forward contracts is determined by the average gold price under the term of the contract, typically 15 consecutive trading days shortly after the receipt and purchase of the gold. Revenue from gold sales is recognized on the date of the settlement, which is also the date that title to the gold passes to the purchaser.

Cost of Sales

        Cost of sales is specific to our streaming agreement for Mt. Milligan and is the result of the Company's purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

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

Operating Segments and Geographical Information

        The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty and stream interests. Royal Gold's revenue and long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table.

	Revenue			Royalty and Stream Interests, net
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2014	2013	2012	2014	2013	2012
Canada	34%	24%	24%	53%	52%	43%
Chile	21%	29%	25%	31%	30%	35%
Mexico	18%	19%	20%	7%	7%	9%
United States	15%	17%	18%	3%	4%	5%
Australia	4%	4%	5%	3%	3%	3%
Africa	3%	3%	4%	1%	1%	1%
Other	5%	4%	4%	2%	3%	4%

Income Taxes

        The Company accounts for income taxes in accordance with the guidance of Accounting Standards Codification Topic 740. The Company's annual tax rate is based on income, statutory tax rates in effect and tax planning opportunities available to us in the various jurisdictions in which the Company operates. Significant judgment is required in determining the annual tax expense, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year's liability by taxing authorities.

        The Company's deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

by tax laws and regulations. In evaluating the realizability of the deferred tax assets, management considers both positive and negative evidence that may exist, such as earnings history, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies in each tax jurisdiction. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning strategies.

        The Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings as determined by management's judgment about and intentions concerning the future operations of the Company. As a result, the Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. Refer to Note 12 for further discussion on our assertion.

        The Company's operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit; however, due to the complexity of some of these uncertainties, the ultimate resolution could result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period which they are determined. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Updated ("ASU") 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of good or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

3. ACQUISITIONS

Phoenix Gold Project Stream Acquisition

        On February 11, 2014, the Company, through its wholly-owned subsidiary RGLD Gold AG ("RGLD Gold"), entered into a $75 million Purchase and Sale Agreement (the "Agreement") for a gold stream transaction with Rubicon Minerals Corporation ("Rubicon"). Pursuant to the Agreement, the $75 million payment deposit from RGLD Gold is to be used by Rubicon to help pay a significant portion of the construction costs of the Phoenix Gold Project located in Ontario, Canada, which is currently in the development stage.

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

        Upon commencement of production at the Phoenix Gold Project, RGLD Gold will purchase and Rubicon will sell 6.30% of any gold produced from the Phoenix Gold Project until 135,000 ounces have been delivered, and 3.15% thereafter. For each delivery of gold, RGLD Gold will pay a purchase price per ounce of 25% of the spot price of gold at the time of delivery. In the event that RGLD Gold's interests are subordinated to more than $50 million of senior debt, RGLD Gold's per ounce purchase price will be reduced by 5.4% times the amount of the senior debt outstanding and drawn in excess of $50 million, divided by $50 million.

        The Phoenix Gold Project gold stream acquisition has been accounted for as an asset acquisition. The $30 million paid as part of the aggregate pre-production commitment of $75 million, plus direct transaction costs, have been recorded as a development stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.

Goldrush Royalty Acquisition

        On January 7, 2014, Royal Gold acquired a 1.0% net revenue royalty on the southern end of Barrick Gold Corporation's ("Barrick") Goldrush deposit in Nevada from a private landowner for total consideration of $8.0 million, of which $1.0 million was paid at closing and the remaining $7.0 million will be paid in seven annual installments. Goldrush is located approximately four miles from the Cortez

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

mine. The acquisition has been recorded as an exploration stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

NVR1 Royalty at Cortez

        On January 2, 2014, Royal Gold, through a wholly-owned subsidiary, increased its ownership interest in the limited partnership that owns the 1.25% net value royalty ("NVR1") covering certain portions of the Pipeline Complex at Barrick's Cortez gold mine in Nevada. As a result of the transaction, the NVR1 royalty rate attributable to our interest increased from 0.39% to 1.014% on production from all of the lands covered by the NVR1 royalty excluding production from the mining claims comprising the Crossroad deposit (the "Crossroad Claims"), and from zero to 0.618% on production from the Crossroad Claims. Total consideration for the transaction was approximately $11.5 million. Refer to Note 17 for a discussion of certain related party interests in this transaction.

El Morro Royalty Acquisition

        In August 2013, Royal Gold, through a wholly-owned Chilean subsidiary, acquired a 70% interest in a 2.0% net smelter return ("NSR") royalty on certain portions of the El Morro copper gold project in Chile ("El Morro"), from Xstrata Copper Chile S.A., for $35 million. Goldcorp Inc. holds 70% ownership of the El Morro project and is the operator, with the remaining 30% held by New Gold Inc.

        The acquisition of the El Morro royalty interest has been accounted for as an asset acquisition. The total purchase price of $35 million, plus direct transaction costs, has been recorded as a development stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

Mt. Milligan II and III Gold Stream Acquisitions

        On December 14, 2011, Royal Gold and one of its wholly-owned subsidiaries entered into an Amended and Restated Purchase and Sale Agreement with Thompson Creek Metals Company Inc. ("Thompson Creek") and one of its wholly-owned subsidiaries. Among other things, Royal Gold agreed to purchase an additional 15% of the payable ounces of gold from the Mt. Milligan copper-gold project in exchange for payment advances totaling $270 million, of which $112 million was paid on December 19, 2011, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold.

        On August 8, 2012, Royal Gold entered into an amendment to its purchase and sale agreement with Thompson Creek whereby Royal Gold, among other things, agreed to purchase an additional 12.25% of the payable gold from the Mt. Milligan copper-gold project in exchange for a total of $200 million, of which $75 million was paid shortly after closing, and, when production is reached, cash payments for each payable ounce of gold delivered to Royal Gold (the "Milligan III Acquisition"). Under the Milligan III Acquisition, Royal Gold increased its aggregate pre-production commitment in the Mt. Milligan project from $581.5 million to $781.5 million and agreed to purchase a total of 52.25% of the payable ounces of gold produced from the Mt. Milligan project at a cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold). As of June 30, 2014, the Company has paid the entire aggregate pre-production commitment of $781.5 million.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        The Mt. Milligan acquisitions have been accounted for as an asset acquisition. The aggregate pre-production commitment of $781.5 million, plus direct transaction costs, is recorded as a production stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.

Acquisition of Royalty Options on the Kerr-Sulphurets-Mitchell Project and Investment in Seabridge Gold, Inc.

        On June 16, 2011, the Company, through its wholly-owned subsidiary RG Exchangeco Inc., ("RG Exchangeco") entered into a Subscription Agreement and an Option Agreement with Seabridge Gold, Inc. ("Seabridge") to (i) make a $30.7 million (C$30 million) initial equity investment in the common shares of Seabridge, (ii) acquire an option to purchase a 1.25% net smelter return royalty (the "Initial Royalty") on all of the gold and silver production from the Kerr-Sulphurets-Mitchell project (the "Project") in northwest British Columbia, (iii) acquire an option to make a second equity investment in the common shares of Seabridge of up to C$18 million and (iv) acquire a second option to increase the Initial Royalty to a 2.00% net smelter return royalty (the "Increased Royalty").

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

        Pursuant to the Option Agreement (as amended by the Amending Agreement dated October 28, 2011, the "Option Agreement"), by having held the Initial Shares for more than 270 days from the date they were acquired, the Company obtained the right to purchase the Initial Royalty for C$100 million, payable in three installments over a 540 day period, subject to currency rate adjustments. As of June 30, 2014, the Company continues to hold the Initial Shares but has not exercised its option to acquire the Initial Royalty.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

received all material approvals and permits and that Seabridge has demonstrated that it has sufficient funding for construction of and commencement of commercial production from the Project.

        The investment in Initial Shares was accounted for as a purchase of securities and the investment in the Project was accounted for as an asset purchase. As such, the Company has recorded the Initial Shares as an investment in Available-for-sale securities on the consolidated balance sheets; refer to Note 5 for further detail on our investment in available-for-sale securities. The 15% premium on the Initial Shares and Additional Shares, which represented the value of the option to acquire the Initial Royalty and Increased Royalty, plus direct acquisition costs, has been recorded within Other assets on the consolidated balance sheets. The purchase and same day sale of the Additional Shares resulted in a realized loss on trading securities of approximately $1.3 million during our fiscal year ended June 30, 2013, which is recorded within Interest and other expense on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY AND STREAM INTERESTS, NET

        The following summarizes the Company's royalty and stream interests as of June 30, 2014 and 2013:

As of June 30, 2014 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(56,147)	$216,851
Voisey's Bay	150,138	(67,377)	82,761
Peñasquito	99,172	(17,801)	81,371
LasCruces	57,230	(16,917)	40,313
Dolores	55,820	(11,109)	44,711
Mulatos	48,092	(28,548)	19,544
Wolverine	45,158	(12,689)	32,469
Canadian Malartic	38,800	(10,038)	28,762
Holt	34,612	(10,474)	24,138
Gwalia Deeps	31,070	(10,549)	20,521
Inata	24,871	(12,161)	12,710
Ruby Hill	24,335	(13,403)	10,932
Leeville	18,322	(15,917)	2,405
Robinson	17,825	(11,887)	5,938
Cortez	10,630	(9,772)	858
Other	192,703	(130,130)	62,573

	1,121,776	(434,919)	686,857
Production stage stream interests:
Mt. Milligan	783,046	(7,741)	775,305

Production stage royalty and stream interests	1,904,822	(442,660)	1,462,162
Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
El Morro	35,139	—	35,139
Other	34,349	—	34,349
Development stage stream interests:
Phoenix Gold	30,620	—	30,620
Other	10,483	—	10,483

Development stage royalty and stream interests	482,696	—	482,696
Exploration stage royalty interests	164,209	—	164,209

Total royalty and stream interests	$2,551,727	$(442,660)	$2,109,067

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY AND STREAM INTERESTS, NET (Continued)

As of June 30, 2013 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(44,317)	$228,681
Voisey's Bay	150,138	(51,881)	98,257
Peñasquito	99,172	(12,393)	86,779
Las Cruces	57,230	(11,713)	45,517
Mulatos	48,092	(24,545)	23,547
Wolverine	45,158	(7,891)	37,267
Dolores	44,878	(8,186)	36,692
Canadian Malartic	38,800	(6,320)	32,480
Holt	34,612	(6,564)	28,048
Gwalia Deeps	31,070	(7,194)	23,876
Inata	24,871	(9,303)	15,568
Ruby Hill	24,335	(3,054)	21,281
Leeville	18,322	(15,484)	2,838
Robinson	17,825	(11,224)	6,601
Cortez	10,630	(9,716)	914
Other	190,702	(121,654)	69,048

	1,108,833	(351,439)	757,394
Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Other	32,934	—	32,934
Development stage stream interests:
Mt. Milligan	770,093	—	770,093
Other	10,418	—	10,418

Development stage royalty and stream interests	1,185,550	—	1,185,550
Exploration stage royalty interests	177,324	—	177,324

Total royalty and stream interests	$2,471,707	$(351,439)	$2,120,268

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. AVAILABLE-FOR-SALE SECURITIES

        The Company's available-for-sale securities as of June 30, 2014 and 2013 consist of the following:

	As of June 30, 2014
		(Amounts in thousands) Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	—	$9,565
Other	203	—	(160)	43

	$9,768	$—	$(160)	$9,608

	As of June 30, 2013
		(Amounts in thousands) Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$14,064	—	(4,509)	$9,555
Other	203	—	(63)	140

	$14,267	$—	$(4,572)	$9,695

        The most significant available-for-sale security is the investment in Seabridge common stock, acquired in June 2011 and discussed in greater detail within Note 3 of our notes to consolidated financial statements. Based on our quarterly impairment analysis, the Company determined that the impairment of its investment in Seabridge common stock is other-than-temporary. As a result of the impairment, the Company recognized a loss on available-for-sale securities of $4.5 million during the fourth quarter of our fiscal year ended June 30, 2014. The Company also recognized a loss on available-for-sale securities related to our investment in Seabridge common stock of $12.1 million during the third quarter of our fiscal year ended June 30, 2013. The recognized losses have been reclassified out of comprehensive income in the respective periods. The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge's KSM project.

6. DEBT

        The Company's debt as of June 30, 2014 and 2013 consists of the following:

	As of June 30, 2014	As of June 30, 2013
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$311,860	$302,263

Total debt	$311,860	$302,263

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

Convertible Senior Notes Due 2019

        In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 ("2019 Notes"). The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019. Interest expense recognized on the 2019 Notes for the fiscal years ended June 30, 2014 and 2013 was approximately $21.4 million and $20.7 million, respectively, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs. During the fiscal year ended June 30, 2014 and 2013, the Company made $10.6 million and $10.5 million, respectively, in interest payments on our 2019 Notes.

Revolving credit facility

        The Company maintains a $450 million revolving credit facility. Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.25% to 3.0%, based on Royal Gold's leverage ratio. As of June 30, 2014, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.25%. Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty. As of June 30, 2014, and during our fiscal year 2014, Royal Gold had no amounts outstanding under the revolving credit facility.

        Royal Gold amended and restated its revolving credit facility on January 29, 2014. Key modifications to the revolving credit facility include, among other items: (1) an increase in the maximum availability from $350 million to $450 million; (2) an extension of the final maturity from May 2017 to January 2019; (3) an increase of the accordion feature from $50 million to $150 million which allows the Company to increase availability under the revolving credit facility at its option, subject to satisfaction of certain conditions, to $600 million; (4) a reduction in the commitment fee from 0.375% to 0.25%; (5) a reduction in the drawn interest rate from LIBOR + 1.75% to LIBOR + 1.25%; (6) removal of the secured debt ratio, and (7) maintaining the leverage ratio (as defined therein) less than or equal to 3.5 to 1.0, with an increase to 4.0 to 1.0 for the two quarters following the completion of a material permitted acquisition, as defined. At June 30, 2014, the Company was in compliance with each financial covenant.

7. REVENUE

        Revenue is comprised of the following:

	Fiscal Years Ended June 30,
	2014	2013	2012
	(Amounts in thousands)
Royalty interests	$209,953	$289,224	$263,054
Stream interests	27,209	—	—

Total revenue	$237,162	$289,224	$263,054

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company recognized stock-based compensation expense as follows:

	For the Fiscal Years Ended June 30,
	2014	2013	2012
	(Amounts in thousands)
Stock options	$468	$456	$446
Stock appreciation rights	1,305	1,107	1,219
Restricted stock	3,110	3,240	2,757
Performance stock	(2,303)	898	2,085

Total stock-based compensation expense	$2,580	$5,701	$6,507

        Stock-based compensation expense is included within general and administrative expense in the consolidated statements of operations and comprehensive income.

Stock Options and Stock Appreciation Rights

        Stock option and SSARs awards are granted with an exercise price equal to the closing market price of the Company's stock at the date of grant. Stock option and SSARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SSARs awards have 10 year contractual terms.

        To determine stock-based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black-Scholes-Merton ("Black-Scholes") option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during the fiscal year 2014, 2013 and 2012 grants are noted in the following table:

	Stock Options			SSARs
	2014	2013	2012	2014	2013	2012
Weighted-average expected volatility	43.6%	43.1%	45.1%	41.3%	43.7%	45.3%
Weighted-average expected life in years	5.5	5.5	5.7	4.8	6.4	6.1
Weighted-average dividend yield	1.00%	0.86%	0.76%	1.00%	0.90%	0.76%
Weighted-average risk free interest rate	1.7%	0.8%	1.1%	1.5%	1.0%	1.2%

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

Stock Options

        A summary of stock option activity under the 2004 Plan for the fiscal year ended June 30, 2014, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2013	119,313	$46.12
Granted	24,775	$59.99
Exercised	(34,495)	$32.48
Forfeited	(8,200)	$68.11

Outstanding at June 30, 2014	101,393	$52.37	6.4	$2,410

Exercisable at June 30, 2014	63,531	$45.16	5.1	$1,967

        The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2014, 2013 and 2012, was $22.78, $26.76 and $27.23, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2014, 2013 and 2012, were $1.1 million, $4.1 million, and $8.7 million, respectively.

        As of June 30, 2014, there was approximately $0.5 million of total unrecognized stock-based compensation expense related to non-vested stock options granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.8 years.

SSARs

        A summary of SSARs activity under the 2004 Plan for the fiscal year ended June 30, 2014, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2013	162,284	$58.28
Granted	84,125	$62.13
Exercised	(1,614)	$32.52
Forfeited	(15,739)	$61.28

Outstanding at June 30, 2014	229,056	$59.67	7.5	$3,770

Exercisable at June 30, 2014	108,586	$53.42	6.1	$2,466

        The weighted-average grant date fair value of SSARs granted during the fiscal years ended June 30, 2014, 2013 and 2012 was $21.15, $29.78 and $28.04, respectively. The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2014, 2013 and 2012, were $0.1 million, $3.5 million, and $0, respectively.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

        As of June 30, 2014, there was approximately $1.6 million of total unrecognized stock-based compensation expense related to non-vested SSARs granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.8 years.

Other Stock-based Compensation

Performance Shares

        During fiscal 2014, officers and certain employees were granted 71,700 shares of restricted common stock that can be earned only if a single pre-defined performance goal is met within five years of the date of grant ("Performance Shares"). If the performance goal is not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. For Performance Shares granted during fiscal year 2014, there is a single pre-defined performance goal, which is growth of adjusted free cash flow on a per share, trailing twelve month basis.

        The Company measures the fair value of the Performance Shares based upon the market price of our common stock as of the date of grant. In accordance with ASC 718, the measurement date for the Performance Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. For shares that were previously estimated to be probable of vesting and are no longer deemed to be probable of vesting, compensation expense is reversed during the period in which it is determined they are no longer probable of vesting. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned.

        A summary of the status of the Company's non-vested Performance Shares for the fiscal year ended June 30, 2014, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2013	107,850	$66.20
Granted	71,700	$61.39
Vested	—	$—
Forfeited	—	$—

Non-vested at June 30, 2014	179,550	$64.28

        As of June 30, 2014, total unrecognized stock-based compensation expense related to Performance Shares was approximately $0.7 million, which is expected to be recognized over the average remaining vesting period of 3.5 years.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

Restricted Stock

        As defined in the 2004 Plan, officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone ("Restricted Stock"). During fiscal 2014, officers and certain employees were granted 46,200 shares of Restricted Stock. Restricted Stock awards granted to officers and certain employees vest over three years beginning after a two-year holding period from the date of grant with one-third of the shares vesting in years three, four and five, respectively. Also during fiscal year 2014, our non-executive directors were granted 19,950 shares of Restricted Stock. The non-executive directors' shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

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

        A summary of the status of the Company's non-vested Restricted Stock for the fiscal year ended June 30, 2014, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2013	194,706	$52.15
Granted	66,150	$61.32
Vested	(71,707)	$44.95
Forfeited	(12,058)	$58.63

Non-vested at June 30, 2014	177,091	$58.06

        As of June 30, 2014, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $5.3 million, which is expected to be recognized over the weighted-average vesting period of 3.2 years.

9. STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2014 and 2013.

Common Stock Issuances

Fiscal Year 2014

        During the fiscal year ended June 30, 2014, options to purchase 34,495 shares were exercised, resulting in proceeds of approximately $1.1 million.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

Fiscal Year 2013

        During the fiscal year ended June 30, 2013, options to purchase 65,341 shares were exercised, resulting in proceeds of approximately $1.9 million.

        On October 15, 2012, we sold 5,250,000 shares of our common stock, at a price of $90.00 per share, resulting in proceeds of $472.5 million before expenses.

Exchangeable Shares

        In connection with the acquisition of International Royalty Corporation ("IRC") in February 2010, certain holders of IRC common stock received exchangeable shares of RG Exchangeco for each share of IRC common stock held. The exchangeable shares are convertible at any time, at the option of the holder, into shares of Royal Gold common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Royal Gold common stock.

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

10. RESTRUCTURING ON ROYALTY AND STREAM INTERESTS

        The Company owns an NSR royalty on the Relief Canyon property located in Nevada. From November 2010 to October 2011, the Company was involved in managing this interest in bankruptcy proceedings of the former owner of the Relief Canyon project. On August 24, 2011, the Company entered into an Amended and Restated Net Smelter Return Royalty Agreement with the former property owner, pursuant to which the royalty rate was reduced from 4% to 2%, and the ten mile area of interest was eliminated. The Company elected to amend the royalty agreement in order to enhance project economics and the probability of recognizing royalty revenue. As a result of the amendment to the Relief Canyon royalty agreement, the Company recorded a restructuring charge of approximately $1.3 million during the fiscal year ended June 30, 2012, which was based on the Company's estimate of fair value. There were no additional impairments on our Relief Canyon royalty during the fiscal years

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RESTRUCTURING ON ROYALTY AND STREAM INTERESTS (Continued)

ended June 30, 2014 and 2013. The Company's carrying value for the Relief Canyon royalty interest was approximately $1.2 million as of June 30, 2014 and 2013.

11. EARNINGS PER SHARE ("EPS")

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

        The following table summarizes the effects of dilutive securities on diluted EPS for the period:

	Fiscal Years Ended June 30,
	2014	2013	2012
	(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$62,641	$69,153	$92,476

Weighted-average shares for basic EPS	64,909,149	63,250,247	57,220,040
Effect of other dilutive securities	117,107	179,575	243,810

Weighted-average shares for diluted EPS	65,026,256	63,429,822	57,463,850

Basic earnings per share	$0.96	$1.09	$1.61

Diluted earnings per share	$0.96	$1.09	$1.61

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

        For financial reporting purposes, income before income taxes includes the following components:

	Fiscal Years Ended June 30,
	2014	2013	2012
	(Amounts in thousands)
United States	$17,033	$65,851	$110,189
Foreign	65,894	71,317	42,830

	$82,927	$137,168	$153,019

        The Company's Income tax expense consisted of:

	Fiscal Years Ended June 30,
	2014	2013	2012
	(Amounts in thousands)
Current:
Federal	$(3,663)	$30,061	$35,556
State	334	368	310
Foreign	30,950	44,749	17,273

	$27,621	$75,178	$53,139

Deferred and others:
Federal	$(4,122)	$(4,341)	$77
State	(26)	(27)	—
Foreign	(4,018)	(7,051)	1,494

	$(8,166)	$(11,419)	$1,571

Total income tax expense	$19,455	$63,759	$54,710

        The provision for income taxes for the fiscal years ended June 30, 2014, 2013 and 2012, differs from the amount of income tax determined by applying the applicable United States statutory federal

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

income tax rate to pre-tax income (net of non-controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Years Ended June 30,
	2014	2013	2012
	(Amounts in thousands)
Total expense computed by applying federal rates	$29,024	$48,009	$53,557
State and provincial income taxes, net of federal benefit	334	368	310
Adjustments of valuation allowance	—	—	(1,007)
Excess depletion	(1,114)	(1,395)	(1,416)
Estimates for uncertain tax positions	(7,386)	1,868	551
Statutory tax attributable to non-controlling interest	(293)	(1,236)	(2,042)
Effect of foreign earnings	1,141	4,223	511
Effect of foreign earnings indefinitely reinvested	(1,700)	—	—
Effect of recognized loss on available-for-sale securities	562	4,239	—
Unrealized foreign exchange gains	(367)	1,146	(546)
Changes in estimates and corrected errors of prior year tax	(594)	4,979	1,075
Other	(152)	1,558	3,717

	$19,455	$63,759	$54,710

        The effective tax rate includes the impact of certain undistributed foreign subsidiary earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. The Company has the ability and intent to indefinitely reinvest these foreign earnings based on revenue and cash projections of our other investments, current cash on hand, and availability under our revolving credit facility. At June 30, 2014, the relevant foreign subsidiary had an accumulated earnings deficit due to costs incurred prior to earning income in fiscal 2014. No deferred tax has been provided on the difference between the tax basis in the stock of the consolidated subsidiary and the amount of the subsidiary's net equity determined for financial reporting purposes.

        During the quarter ended September 30, 2013 as a result of continued review of the June 30, 2012 tax return and financial statement impacts of the return results, the Company recorded a $1.7 million income tax benefit resulting from an identified error. Additionally, during the quarter ended June 30, 2014, the Company recorded a $2.6 million income tax expense as a result of continued review of prior year's tax accounts. In accordance with applicable U.S. GAAP, management quantitatively and qualitatively evaluated the materiality of these errors and determined them to be immaterial to the fiscal year 2014 or prior year consolidated financial statements.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2014 and 2013, are as follows:

	2014	2013
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$3,511	$3,853
Net operating losses	19,322	25,943
Other	7,068	4,460

Total deferred tax assets	29,901	34,256
Valuation allowance	(4,933)	(4,606)

Net deferred tax assets	$24,968	$29,650

Deferred tax liabilities:
Mineral property basis	$(158,301)	$(165,936)
Unrealized foreign exchange gains	(3,072)	(3,684)
2019 Notes	(20,002)	(23,281)
Other	(2,239)	(3,561)

Total deferred tax liabilities	(183,614)	(196,462)

Total net deferred taxes	$(158,646)	$(166,812)

        The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2014 and 2013, the Company had $4.9 million and $4.6 million of valuation allowances recorded, respectively. The valuation allowance remaining at June 30, 2014 is primarily attributable to deferred tax asset generated by the recognized loss on available-for-sale securities and the tax basis difference as a result of unrealized losses on foreign exchange.

        At June 30, 2014 and 2013, the Company had $77 million and $108 million of net operating loss carry forwards, respectively. The decrease in the net operating loss carry forwards is attributable to utilization of net operating losses in non-U.S. subsidiaries. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty year carry forward period. As a result, these losses do not begin to expire until the 2025 tax year, and the Company anticipates the losses will be fully utilized.

        As of June 30, 2014 and 2013, the Company had $13.7 million and $21.2 million of total gross unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

impact the Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2014	2013	2012
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$21,166	$19,469	$18,836
Additions / Reductions for tax positions of current year	(1,052)	2,638	2,051
Reductions due to settlements with taxing authorities	(296)	(941)	—
Reductions due to lapse of statute of limitations	(6,093)	—	(1,418)

Total amount of gross unrecognized tax benefits at end of year	$13,725	$21,166	$19,469

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2009. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) and additional accrual of exposure and interest on existing items the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will not decrease in the next 12 months.

        The Company's continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2014 and 2013, the amount of accrued income-tax-related interest and penalties was $5.4 million and $4.3 million, respectively.

13. SUPPLEMENTAL CASH FLOW INFORMATION

        The Company's supplemental cash flow information for the fiscal years ending June 30, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(Amounts in thousands)
Cash paid during the period for:
Interest	$10,638	$10,490	$4,590
Income taxes, net of refunds	$27,322	$48,809	$58,520
Non-cash investing and financing activities:
Dividends declared	$54,049	$47,997	$32,357

14. FAIR VALUE MEASUREMENTS

        ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FAIR VALUE MEASUREMENTS (Continued)

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

	At June 30, 2014
		Fair Value
	Carrying Amount
		Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$499,992	$499,992	$499,992	$—	$—
Marketable equity securities(2)	$9,608	$9,608	$9,608	$—	$—

Total assets		$509,600	$509,600	$—	$—

Liabilities (In thousands):
Debt(3)	$388,860	$394,050	$394,050	$—	$—

Total liabilities		$394,050	$394,050	$—	$—

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

        As of June 30, 2014, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. None of these assets were written down to fair value during the fiscal year

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FAIR VALUE MEASUREMENTS (Continued)

ended June 30, 2014. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

15. MAJOR SOURCES OF REVENUE

        Operators that contributed greater than 10% of the Company's total revenue for any of fiscal years 2014, 2013 or 2012 were as follows (revenue amounts in thousands):

	Fiscal Year 2014		Fiscal Year 2013		Fiscal Year 2012
Operator	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Teck	$48,777	20.6%	$82,272	28.4%	$64,075	24.4%
Goldcorp, Inc.	32,339	13.6%	32,461	11.2%	31,407	11.9%
Thompson Creek	27,209	11.5%	N/A	N/A	N/A	N/A
Vale Newfoundland & Labrador Limited	25,128	10.6%	32,517	11.2%	36,030	13.7%

16. COMMITMENTS AND CONTINGENCIES

Phoenix Gold Project Stream Acquisition

        As of June 30, 2014, the Company has a remaining commitment of $45 million as part of its Phoenix Gold Project stream acquisition in February 2014 (Note 3).

Mt. Milligan Gold Stream Acquisition

        The Company's final commitment payment of $12.9 million to Thompson Creek as part of the Mt. Milligan gold stream acquisition was made in September 2013. The Company has no remaining commitment payments to Thompson Creek as part of the Mt. Milligan gold stream.

Tulsequah Chief Gold and Silver Stream Acquisition

        As of June 30, 2014, the Company has a remaining commitment of $45 million as part of its Tulsequah Chief gold and silver stream acquisition in December 2011, as amended in July 2014, payment of which is subject to satisfaction of certain conditions precedent.

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

        On October 16, 2009, LNRLP filed a claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited ("Vale Canada") and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to the calculation of the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

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

17. RELATED PARTY

        Crescent Valley Partners, L.P. ("CVP") was formed as a limited partnership in April 1992. CVP owns the NVR1 royalty on production of minerals from a portion of Cortez. Denver Mining Finance Company ("DMFC"), our wholly-owned subsidiary, is the general partner and held an aggregate 31.633% limited partner interest as of December 31, 2013.

        On January 2, 2014, Royal Gold, through its wholly-owned subsidiary, DMFC, increased its ownership interest in the NVR1 royalty by acquiring all or a portion of the limited partnership interests of nine limited partners in CVP, aggregating 49.465% of the outstanding limited partnership interests, for approximately $11.5 million. The limited partners from whom DMFC acquired limited partnership interests included our former Chairman of the Board of Directors, who sold 3.0% out of his total 3.063% interest; one former member of our Board of Directors, who sold his entire 24.5% interest; and another former member of our Board of Directors, who sold his entire 8.0% interest. As a result of the transaction, DMFC now holds 81.098% of the outstanding limited partnership interests in CVP, equating to a 1.014% net value royalty on production from all of the lands covered by the NVR1 Royalty excluding production from the mining claims comprising the Crossroad Claims at Cortez, and a 0.618% net value royalty on production from the Crossroad Claims. The Crossroad Claims are part of the Pipeline Complex.

        CVP receives its royalty from the Cortez Joint Venture in-kind. The Company, as well as certain other limited partners, sell their pro-rata shares of such gold immediately and receive distributions in cash, while CVP holds gold for certain other limited partners. Such gold inventories, which totaled 7,708 and 9,742 ounces of gold as of June 30, 2014 and June 30, 2013, respectively, are held by a third party refinery in Utah for the account of the limited partners of CVP. The inventories are carried at historical cost and are classified within Other assets on the Company's consolidated balance sheets. The carrying value of the gold in inventory was approximately $5.0 million and $6.1 million as of June 30, 2014 and June 30, 2013, respectively, while the fair value of such ounces was approximately $10.1 million and $11.6 million as of June 30, 2014 and June 30, 2013, respectively. None of the gold currently held in inventory as of June 30, 2014 and 2013, is attributed to Royal Gold, as the gold allocated to Royal Gold's CVP partnership interest is typically sold within five days of receipt.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of selected quarterly financial information (unaudited). Some amounts in the below table may not sum-up in total as a result of rounding.

	Revenue	Operating income	Net income attributable to Royal Gold stockholders	Basic earnings per share	Diluted earnings per share
	(Amounts in thousands except per share data)
Fiscal year 2014 quarter-ended:
September 30	$56,487	$25,738	$15,195	$0.23	$0.23
December 31	52,785	22,916	10,667	0.16	0.16
March 31	57,748	28,614	20,143	0.31	0.31
June 30	70,142	31,452	16,636	0.26	0.26

	$237,162	$108,720	$62,641	$0.96	$0.96

Fiscal year 2013 quarter-ended:
September 30	$77,862	$47,646	$24,771	$0.42	$0.41
December 31	79,870	50,665	27,217	0.42	0.42
March 31	74,166	42,932	6,464	0.10	0.10
June 30	57,326	29,924	10,701	0.16	0.16

	$289,224	$171,167	$69,153	$1.09	$1.09

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        As of June 30, 2014, the Company's management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on management's assessment and those criteria, management concluded that, as of June 30, 2014, our internal control over financial reporting is effective.

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

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2014.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act during our fourth fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)   Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited Royal Gold Inc.'s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Royal Gold, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Royal Gold, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Royal Gold, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended June 30, 2014 of Royal Gold, Inc. and our report dated August 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 7, 2014

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is included in the Company's Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2014, and is incorporated by reference in this Annual Report on Form 10-K.

        The Company's Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K adopted by the SEC under the Exchange Act that applies to our principal executive officer and principal financial and accounting officer is available on the Company's website at www.royalgold.com and in print without charge to any stockholder who requests a copy. Requests for copies should be directed to Royal Gold, Inc., Attention: General Counsel and Secretary, 1660 Wynkoop Street, Suite 1000, Denver, Colorado, 80202. The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, a provision of the Company's Code of Business Conduct and Ethics by posting such information on the Company's website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included in the Company's Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2014, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2014, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is included in the Company's Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2014, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included in the Company's Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2014, and is incorporated by reference in this Annual Report on Form 10-K.

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

ROYAL GOLD, INC.
Date: August 7, 2014	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 7, 2014	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 7, 2014	By:	/s/ STEFAN L. WENGER Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: August 7, 2014	By:	/s/ WILLIAM M. HAYES William M. Hayes Chairman
Date: August 7, 2014	By:	/s/ GORDON J. BOGDEN Gordon J. Bogden Director
Date: August 7, 2014	By:	/s/ M. CRAIG HAASE M. Craig Haase Director
Date: August 7, 2014	By:	/s/ KEVIN MCARTHUR Kevin McArthur Director
Date: August 7, 2014	By:	/s/ CHRIS M.T. THOMPSON Chris M. T. Thompson Director
Date: August 7, 2014	By:	/s/ RONALD J. VANCE Ronald J. Vance Director

Exhibit Index

Exhibit Number		Description
2.1		Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

3.1		Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on February 8, 2008 and incorporated herein by reference)

3.2		Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q on November 7, 2013 and incorporated herein by reference)

3.3		Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

3.4		Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)

4.1		First Amended and Restated Rights Agreement dated September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on September 10, 2007 and incorporated herein by reference)

4.2		Stockholder Agreement dated April 3, 2009 by and among Royal Gold, Inc., Compañía Minera Carmen de Andacollo and Teck Cominco Limited (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 6, 2009 and incorporated herein by reference)

4.3		Amendment No. 1 to the Stockholder Agreement, dated January 12, 2010 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

4.4		Appendix I to Schedule B of the Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

4.5		Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

4.6		Supplemental Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

10.1	**	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

Exhibit Number		Description
10.2	**	Form of Incentive Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.3	**	Form of Incentive Stock Option Agreement (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.4	**	Form of Non-qualified Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.5	**	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.6	**	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on August 17, 2012 and incorporated herein by reference)

10.7	**	Form of Director Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.8	**	Form of Restricted Stock Agreement (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.9	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.10	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (1) (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.11	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (2) (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.12	**	Form of Performance Share Agreement (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.13	**	Form of Stock Appreciation Rights Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.14	**	Form of Stock Appreciation Rights Agreement—Stock Settled (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.15	**	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on February 22, 2010 and incorporated herein by reference)

Exhibit Number		Description
10.16	**	Form of Employment Agreement by and between Royal Gold, Inc. and Tony Jensen (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on September 19, 2013 and incorporated herein by reference)

10.17	**	Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Stefan Wenger, William Heissenbuttel, Bruce Kirchhoff and William Zisch (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on September 19, 2013 and incorporated herein by reference)

10.18	**	Employment Agreement by and between Royal Gold, Inc. and Karli S. Anderson, dated May 15, 2013 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K on August 8, 2013 and incorporated herein by reference)

10.19	**	Form of Award Modification Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Tony Jensen, Karen Gross and Bruce Kirchhoff (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.20		Sixth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders, dated January 29, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 30, 2014 and incorporated herein by reference)

10.21		Amended and Restated Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.22		Amended and Restated Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.23		Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company's Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

10.24		Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company's Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)

10.25		Royalty Deed and Agreement, dated effective as of April 15, 1991, between ECM, Inc. and Royal Crescent Valley, Inc. (filed as Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference)

10.26		Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

10.27		Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.28	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.29	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.30	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.31	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.32	Amended and Restated Master Agreement by and between Royal Gold, Inc. and Compañía Minera Teck Carmen de Andacollo, dated as of January 12, 2010, along with the related Form of Royalty Agreement attached thereto as Exhibit C (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

10.33	Support Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Callco Inc., and RG Exchangeco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

10.34	Voting and Exchange Trust Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Exchangeco Inc. and Computershare Trust Company of Canada (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

10.35	Labrador Option Agreement, dated May 18, 1993, between Diamond Fields Resources Inc. and Archean Resources Ltd., as amended (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q on May 7, 2010 and incorporated herein by reference)

10.36	Robinson Property Trust Ancillary Agreement by and between Kennecott Holdings Corporation, Kennecott Rawhide Mining Company and Kennecott Nevada Copper Company and BHP Nevada Mining Company, dated September 12, 2003 (filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.37	Shares Purchase and Sale Agreement by Jaime Ugarte Lee and others to Compañia Minera Barrick Chile Limitada, dated as of March 23, 2001 (English Translation) (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

Exhibit Number		Description
10.38		Royalty Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated March 29, 2005, as supplemented and amended by the Supplemental Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated May 20, 2005 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.39		Net Smelter Return Royalty Agreement by and between Newmont Canada Limited and Barrick Gold Corporation, dated October 8, 2004 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.40		Royalty for Technical Expertise Agreement by and between Tenedoramex S. A. de C. V. and Kennecott Minerals Company, dated as of March 23, 2001 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 6, 2006 and incorporated herein by reference)

10.41		Agreement for Amendment and Restatement of Royalty for Technical Expertise between Minas de Oro Nacional S.A. de C.V. and RG Mexico, Inc. dated May 27, 2011 (filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.42	***	Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 15, 2011 and incorporated herein by reference)

10.43	***	First Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of August 8, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 9, 2012 and incorporated herein by reference)

10.44		Intercreditor Agreement by and among RGLD Gold AG, Terrane Metals Corp. and Valiant Trust Company dated November 27, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on January 31, 2013 and incorporated herein by reference)

10.45		Option Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

10.46		Subscription Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

10.47		Amending Agreement between Seabridge Gold Inc. and RG Exchangeco Inc., dated October 28, 2011 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q on November 3, 2011 and incorporated herein by reference)

10.48		Second Amending Agreement by and between RG Exchangeco Inc. and Seabridge Gold Inc. dated as of December 13, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on January 31, 2013 and incorporated herein by reference)

Exhibit Number		Description
10.49		Net Smelter Royalty Agreement between Barrick Gold Corporation and McWatters Mining Inc., dated April 3, 2003 (filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.50		Agreement between Rio Tinto Metals Limited and MK Gold Company, dated September 1, 1999 (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.51		Net Smelter Return Royalty Agreement between Expatriate Resources Ltd. and Atna Resources Ltd., dated June 16, 2004, as modified by Partial Assignment of Royalty between Atna Resources Ltd, Equity Engineering Ltd. and Yukon Zinc Corporation, dated August 20, 2007 (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.52	***	Purchase and Sale Agreement by and between RGLD Gold AG and Chieftain Metals Inc., dated as of December 22, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 28, 2011 and incorporated herein by reference)

10.53		Form of Agreement for Assignment of Partnership Interest in Crescent Valley Partners, L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 8, 2014 and incorporated herein by reference)

21.1	*	Royal Gold and Its Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed or furnished herewith.

**
Identifies each management contract or compensation plan or arrangement.

***
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.