Form 10-Q
period 2014-09-30
ROYAL GOLD INC
filed 2014-10-30
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

There were 64,814,621 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 22, 2014.  In addition, as of such date, there were 380,205 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30,	June 30,
	2014	2014
ASSETS
Cash and equivalents	$691,411	$659,536
Royalty receivables	43,227	46,654
Income tax receivable	16,271	21,947
Prepaid expenses and other	6,469	7,840
Total current assets	757,378	735,977

Royalty and stream interests, net (Note 3)	2,091,323	2,109,067
Available-for-sale securities (Note 4)	8,268	9,608
Other assets	35,894	36,892
Total assets	$2,892,863	$2,891,544

LIABILITIES
Accounts payable	2,311	3,897
Dividends payable	13,691	13,678
Foreign withholding taxes payable	879	2,199
Other current liabilities	3,904	2,730
Total current liabilities	20,785	22,504

Debt (Note 5)	314,333	311,860
Deferred tax liabilities	164,490	169,865
Uncertain tax positions (Note 9)	14,208	13,725
Other long-term liabilities	707	1,033
Total liabilities	514,523	518,987

Commitments and contingencies (Note 12)

EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 64,594,419 and 64,578,401 shares outstanding, respectively	646	646
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,426,792 and 1,426,792 redeemed shares, respectively	16,718	16,718
Additional paid-in capital	2,149,996	2,147,650
Accumulated other comprehensive loss	(1,500)	(160)
Accumulated earnings	194,859	189,871
Total Royal Gold stockholders’ equity	2,360,719	2,354,725
Non-controlling interests	17,621	17,832
Total equity	2,378,340	2,372,557
Total liabilities and equity	$2,892,863	$2,891,544

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2014	2013
Revenue	$69,026	$56,487

Costs and expenses
Cost of sales	6,674	—
General and administrative	7,142	6,566
Production taxes	1,690	1,783
Depreciation, depletion and amortization	22,212	22,400
Impairment of mining assets	1,769	—
Total costs and expenses	39,487	30,749

Operating income	29,539	25,738

Interest and other income	51	194
Interest and other expense	(6,712)	(5,809)
Income before income taxes	22,878	20,123

Income tax expense	(3,959)	(4,842)
Net income	18,919	15,281
Net income attributable to non-controlling interests	(239)	(86)
Net income attributable to Royal Gold common stockholders	$18,680	$15,195

Net income	$18,919	$15,281
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available-for-sale securities	(1,340)	1,131
Comprehensive income	17,579	16,412
Comprehensive income attributable to non-controlling interests	(239)	(86)
Comprehensive income attributable to Royal Gold stockholders	$17,340	$16,326

Net income per share available to Royal Gold common stockholders:

Basic earnings per share	$0.29	$0.23
Basic weighted average shares outstanding	64,962,883	64,858,354
Diluted earnings per share	$0.29	$0.23
Diluted weighted average shares outstanding	65,107,481	64,980,599
Cash dividends declared per common share	$0.21	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$18,919	$15,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,212	22,400
Non-cash employee stock compensation expense	2,449	1,613
Amortization of debt discount	2,473	2,340
Impairment of mining assets	1,769	—
Tax expense of stock-based compensation exercises	303	28
Deferred tax benefit	(5,374)	(2,857)
Changes in assets and liabilities:
Royalty receivables	3,427	2,193
Prepaid expenses and other assets	2,147	10,297
Accounts payable	(1,570)	(725)
Foreign withholding taxes payable	(1,320)	(8,256)
Income taxes payable (receivable)	5,373	(9,010)
Other liabilities	1,650	2,183
Net cash provided by operating activities	$52,458	$35,487

Cash flows from investing activities:
Acquisition of royalty and stream interests	(6,209)	(48,028)
Other	(127)	(24)
Net cash used in investing activities	$(6,336)	$(48,052)

Cash flows from financing activities:
Net proceeds from issuance of common stock	199	—
Common stock dividends	(13,678)	(13,010)
Distribution to non-controlling interests	(465)	(533)
Tax benefit of stock-based compensation exercises	(303)	(28)
Net cash used in financing activities	$(14,247)	$(13,571)
Net increase (decrease) in cash and equivalents	31,875	(26,136)
Cash and equivalents at beginning of period	659,536	664,035
Cash and equivalents at end of period	$691,411	$637,899

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.  Operating results for the three months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission on August 7, 2014 (“Fiscal 2014 10-K”).

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

Our estimates of gold, silver, copper, nickel and other metal prices, operator’s estimates of proven and probable reserves related to our royalty or streaming properties, and operator’s estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties.  Although we have made our best assessment of these factors based on current market conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.  As part of the Company’s regular asset impairment analysis, the Company determined that one

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

production stage royalty interest and one exploration stage royalty interest should be written down to zero for a total impairment of $1.8 million as of September 30, 2014.

2.             ACQUISITION

Tetlin Royalty Acquisitions

On September 30, 2014, Royal Gold acquired a 2.0% net smelter return (“NSR”) royalty and a 3.0% NSR royalty held by private parties over areas comprising Contango ORE, Inc.’s Tetlin mining project located near Tok, Alaska, for total consideration of $6.0 million.  The acquisition of the Tetlin royalties has been accounted for as an asset acquisition.  The total purchase price of $6.0 million, plus direct transaction costs, has been recorded as an exploration stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

3.             ROYALTY AND STREAM INTERESTS, NET

The following tables summarize the Company’s principal royalty and stream interests as of September 30, 2014 and June 30, 2014.

As of September 30, 2014 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(58,569)	$214,429
Voisey’s Bay	150,138	(70,012)	80,126
Peñasquito	99,172	(19,377)	79,795
Mulatos	48,092	(29,305)	18,787
Holt	34,612	(11,344)	23,268
Robinson	17,825	(12,119)	5,706
Cortez	10,630	(9,805)	825
Other	489,689	(240,505)	249,184
Total production stage royalty interests	1,123,156	(451,036)	672,120

Production stage stream interests:
Mt. Milligan	783,046	(13,427)	769,619
Total production stage royalty and stream interests	1,906,202	(464,463)	1,441,739

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Other	69,489	—	69,489
Total development stage royalty interests	441,594	—	441,594
Total development stage stream interests	41,282	—	41,282
Total development stage royalty and stream interests	482,876	—	482,876

Exploration stage royalty interests	166,708	—	166,708
Total royalty and stream interests	$2,555,786	$(464,463)	$2,091,323

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2014 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(56,147)	$216,851
Voisey’s Bay	150,138	(67,377)	82,761
Peñasquito	99,172	(17,801)	81,371
Mulatos	48,092	(28,548)	19,544
Holt	34,612	(10,474)	24,138
Robinson	17,825	(11,887)	5,938
Cortez	10,630	(9,772)	858
Other	488,309	(232,913)	255,396
Total production stage royalty interests	1,121,776	(434,919)	686,857

Production stage stream interests:
Mt. Milligan	783,046	(7,741)	775,305
Total production stage royalty and stream interests	1,904,822	(442,660)	1,462,162

Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Other	69,488	—	69,488
Total development stage royalty interests	441,593	—	441,593
Total development stage stream interests	41,103	—	41,103
Total development stage royalty and stream interests	482,696	—	482,696

Exploration stage royalty interests	164,209	—	164,209
Total royalty and stream interests	$2,551,727	$(442,660)	$2,109,067

4.             AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities as of September 30, 2014 and June 30, 2014 consist of the following:

	As of September 30, 2014
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	(1,338)	$8,227
Other	203	—	(162)	41
	$9,768	$—	$(1,500)	$8,268

	As of June 30, 2014
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	—	$9,565
Other	203	—	(160)	43
	$9,768	$—	$(160)	$9,608

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail in our Fiscal 2014 10-K.  The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s quarterly analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three months ended September 30, 2014.  The Company recognized a loss on available-for-sale securities of $4.5 million during the fourth quarter of our fiscal year ended June 30, 2014.  The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.             DEBT

The Company’s non-current debt as of September 30, 2014 and June 30, 2014 consists of the following:

	As of	As of
	September 30, 2014	June 30, 2014
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$314,333	$311,860
Total debt	$314,333	$311,860

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three months ended September 30, 2014 and 2013, was $5.4 million and $5.3 million, respectively, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $450 million revolving credit facility.  As of September 30, 2014, the Company had no amounts outstanding under the revolving credit facility.  As discussed in Note 6 to the notes to consolidated financial statements in the Company’s Fiscal 2014 10-K, the Company has financial covenants associated with its revolving credit facility.  At September 30, 2014, the Company was in compliance with each financial covenant.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.             REVENUE

Revenue is comprised of the following:

	For The Three Months Ended
	September 30,	September 30,
	2014	2013
	(Amounts in thousands)
Royalty interests	$49,369	$56,487
Stream interests	19,657	—
Total revenue	$69,026	$56,487

7.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended
	September 30,	September 30,
	2014	2013
	(Amounts in thousands)
Stock options	$112	$129
Stock appreciation rights	355	306
Restricted stock	1,170	1,267
Performance stock	812	(89)
Total stock-based compensation expense	$2,449	$1,613

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

There were 19,760 and 24,775 stock options granted during the three months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was $0.9 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

There were 87,890 and 84,125 stock-settled stock appreciation rights (“SSARs”) granted during the three months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was $3.3 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 2.4 years.

There were 55,589 and 66,150 shares of restricted stock granted during the three months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was $7.9 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 3.6 years.

There were 46,800 and 71,700 shares of performance stock granted during the three months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was $4.0 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

recognized over a weighted-average vesting period of 2.0 years based on management’s current estimate of the performance award criteria being achieved.

8.             EARNINGS PER SHARE (“EPS”)

Basic earnings per common share were computed using the weighted-average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised SSARs and unvested performance stock do not contain rights to dividends.  Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities.  Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended
	September 30,	September 30,
	2014	2013
	(in thousands, except per share data)

Net income available to Royal Gold common stockholders	$18,680	$15,195
Weighted-average shares for basic EPS	64,962,883	64,858,354
Effect of other dilutive securities	144,598	122,245
Weighted-average shares for diluted EPS	65,107,481	64,980,599

Basic earnings per share	$0.29	$0.23

Diluted earnings per share	$0.29	$0.23

The calculation of weighted-average shares includes all of our outstanding stock: common stock and exchangeable shares.  Exchangeable shares are the equivalent of common shares in that they have the same dividend rights and share equitably in undistributed earnings and are exchangeable on a one-for-one basis for shares of our common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $105.31.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.             INCOME TAXES

	For The Three Months Ended
	September 30,	September 30,
	2014	2013
	(Amounts in thousands, except rate)

Income tax expense	$3,959	$4,842
Effective tax rate	17.3%	24.1%

The decrease in the effective tax rate for the quarter ended September 30, 2014 is primarily related to (i) a favorable tax rate associated with certain operations in lower-tax jurisdictions, and (ii) a decrease in tax expense due to the Chilean tax legislation enacted in the quarter and the re-measurement of the Chilean long term deferred tax asset to the higher corporate income tax rate.  The decrease in tax expense was partially offset by an increase in current year tax expense due to accrual for uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2009.  As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) additional accrual of exposure and interest on existing items the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will not decrease in the next 12 months.

As of September 30, 2014 and June 30, 2014, the Company had $14.2 million and $13.7 million of total gross unrecognized tax benefits, respectively.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2014 and June 30, 2014, the amount of accrued income-tax-related interest and penalties was $5.9 million and $5.4 million, respectively.

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

	Revenue		Royalty and Stream Interests, net
	Three Months Ended
	September 30,		As of	As of
	2014	2013	September 30, 2014	June 30, 2014
Canada	45%	26%	53%	53%
Chile	16%	31%	32%	31%
United States	16%	13%	3%	3%
Mexico	14%	18%	7%	7%
Australia	3%	4%	3%	3%
Africa	2%	3%	1%	1%
Other	4%	5%	1%	2%

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	At September 30, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$499,991	$499,991	$499,991	$—	$—
Marketable equity securities(2)	$8,268	$8,268	$8,268	$—	$—
Total assets		$508,259	$508,259	$—	$—

Liabilities (In thousands):
Debt(3)	$391,333	$387,575	$387,575	$—	$—
Total liabilities		$387,575	$387,575	$—	$—

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

As of September 30, 2014, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty interests in mineral properties, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  As discussed in Note 1, two of these assets were written down to fair value (or $0) during the three months ended September 30, 2014.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.          COMMITMENTS AND CONTINGENCIES

Phoenix Gold Project Stream Acquisition

As of September 30, 2014, the Company has a remaining commitment of $45 million as part of its Phoenix Gold Project stream acquisition in February 2014.  The Company made a $17 million payment as part of this commitment on October 3, 2014.

Tulsequah Chief Gold and Silver Stream Acquisition

As of September 30, 2014, the Company has a remaining commitment of $45 million as part of its Tulsequah Chief gold and silver stream acquisition in December 2011, as amended in July 2014, payment of which is subject to satisfaction of certain conditions precedent.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Voisey’s Bay

The Company indirectly owns a royalty on the Voisey’s Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited (“VNL”).  The royalty is directly owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary, Canadian Minerals Partnership, is the general partner and 89.99% owner.  The remaining interests in LNRLP are owned by Altius Investments Ltd. (10%), a company unrelated to Royal Gold, and the Company’s wholly-owned indirect subsidiary, Voisey’s Bay Holding Corporation (0.01%).

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

13.          SUBSEQUENT EVENT

Acquisition of Gold Stream on Euromax’s Ilovitza Project

On October 20, 2014, RGLD Gold AG (“RGLD Gold”), a wholly owned subsidiary of the Company, entered into a $175.0 million gold stream transaction with Euromax Resources Ltd (“Euromax”) that will finance a definitive feasibility study, permitting work, early stage engineering and a significant portion of the construction at Euromax’s Ilovitza gold-copper project located in southeast Macedonia, approximately nine miles west of the Bulgarian border.  RGLD Gold will make two advance deposit payments to Euromax totaling $15.0 million, which will be used for completion of the definitive feasibility study and permitting of the project, followed by payments aggregating $160 million towards project construction, in each case subject to certain conditions.  Payment of the first $7.5 million deposit is conditioned upon Euromax raising an additional $5 million in equity.  Royal Gold’s decision to proceed with the second $7.5 million deposit and the construction payments is conditioned upon, among other things, its satisfaction with the definitive feasibility study and environmental evaluations, demonstrated project viability, and sufficient project financing and permits to construct and operate the mine. The construction payments would be paid pro-rata with the balance of the project funding.  In exchange, Euromax will deliver physical gold equal to 25% of gold produced from the Ilovitza project until 525,000 ounces have been delivered, and 12.5% thereafter (in each case subject to adjustment).  RGLD Gold’s purchase price per ounce will be 25% of the spot price at time of delivery.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2014 (the “Fiscal 2014 10-K”).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “metal stream” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2014 10-K.

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

As of September 30, 2014, the Company owned royalty interests on 37 producing properties, 23 development stage properties and 138 exploration stage properties, of which the Company considers 47 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  As the holder of a portfolio of royalty interests, we do not conduct mining operations nor are we required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on the properties in which we hold royalty interests.  During the three months ended September 30, 2014, we focused on the management of our existing royalty interests and the acquisition of royalty interests.

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

For the three months ended September 30, 2014 and 2013, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,282	76%	$1,326	70%
Silver ($/ounce)	$19.76	4%	$21.32	7%
Copper ($/pound)	$3.17	10%	$3.21	11%
Nickel ($/pound)	$8.43	4%	$6.31	8%
Other	N/A	6%	N/A	4%

Recent Business Developments

Tetlin Master Agreement and Royalty Acquisitions

On September 29, 2014, Royal Gold and Contango ORE, Inc. (“Contango”) entered into a Master Agreement pursuant to which Contango will, upon consummation of a joint venture transaction contemplated in the Master Agreement, transfer all of its assets relating to the Tetlin gold-copper-silver project located near Tok, Alaska, into a newly formed joint venture with Royal Gold.  The Company has the ability to obtain up to a 40% membership interest in the joint venture in exchange for aggregate contributions of up to $30.0 million.  The project is situated partly on lands leased from the Native Village of Tetlin, a federally recognized Indian tribe (“Tetlin”).  By action of the Tetlin Tribal Council and Tetlin membership, Tetlin ratified the lease and agreed to stabilize the terms of the lease for its duration in the event Tetlin seeks federal trust oversight of tribal lands subject to the lease.  Consummation of the joint venture transaction is subject to various conditions, including, among others, (i) approval by Contango’s shareholders of the joint venture transaction, and (ii) the payment by Royal Gold of $5.0 million to the joint venture and an additional $750,000 to Contango pursuant to the Master Agreement.

On September 30, 2014, Royal Gold acquired a 2.0% net smelter return (“NSR”) royalty and a 3.0% NSR royalty held by private parties over areas comprising the Tetlin project for total consideration of $6.0 million.

Acquisition of Gold Stream on Euromax’s Ilovitza Project

On October 20, 2014, RGLD Gold AG (“RGLD Gold”), a wholly owned subsidiary of the Company, entered into a $175.0 million gold stream transaction with Euromax Resources Ltd (“Euromax”) that will finance a definitive feasibility study, permitting work, early stage engineering and a significant portion of the construction at Euromax’s Ilovitza gold-copper project located in southeast Macedonia, approximately nine miles west of the Bulgarian border.  RGLD Gold will make two advance deposit payments to Euromax totaling $15.0 million, which will be used for completion of the definitive feasibility study and permitting of the project, followed by payments aggregating $160 million towards project construction, in each case subject to certain conditions.  Payment of the first $7.5 million deposit is conditioned upon Euromax raising an additional $5 million in equity. Royal Gold’s decision to proceed with the second $7.5 million deposit and the construction payments is conditioned upon, among other things, its satisfaction with the definitive feasibility study and environmental evaluations, demonstrated project viability, and sufficient project financing and permits to construct and operate the mine. The construction payments would be paid pro-rata with the balance of the project funding.  In exchange, Euromax will deliver physical gold equal to 25% of gold produced from the Ilovitza project until 525,000 ounces have been delivered, and 12.5% thereafter (in each case subject to adjustment)  RGLD Gold’s purchase price per ounce will be 25% of the spot price at time of delivery.

The Ilovitza project is located in south east Macedonia, approximately nine miles west of the Bulgarian border.  Euromax has completed a prefeasibility study for the project which estimates reserves of 2.45 million ounces of gold and 905 million pounds of copper, average annual production of 35 million pounds of copper and 95,000 ounces of gold over a 23 year mine life and a production startup in calendar 2018.

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

Please refer to our Fiscal 2014 10-K for further discussion of our principal producing and development royalty and stream interests.

Principal Producing Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo(1)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced (until 910,000 payable ounces; 50% thereafter)
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 1.014% NVR; 0.618% NVR (Crossroads)
Holt	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Mt. Milligan	British Columbia, Canada	Thompson Creek Metals Company Inc. (“Thompson Creek”)	Gold stream - 52.25% of payable gold
Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Peñasquito	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead, zinc)
Robinson	Nevada, USA	KGHM International Ltd. (“KGHM”)	3.0% NSR (copper, gold, silver, molybdenum)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Newfoundland & Labrador Limited (“Vale”)	2.7% NSR (nickel, copper, cobalt)

(1)             There have been approximately 228,000 cumulative payable ounces produced as of September 30, 2014.

(2)             The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 1.30 million cumulative ounces of gold have been produced as of September 30, 2014.

Principal Development Property

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty Interest for Calendar 2014

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2014.  The following table shows such production estimates for our principal producing properties for calendar 2014 as well as the actual production reported to us by the various operators through September 30, 2014.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Production Estimate by Royalty and Stream Interest for Calendar 2014 and Reported Production

Principal Producing Properties

For the period January 1, 2014 through September 30, 2014

	Calendar 2014 Operator’s Production Estimate(1)			Reported Production through September 30, 2014(2)
Royalty/Stream	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)
Andacollo(3)	38,500	––	––	31,500	—	—
Cortez GSR1	125,000	––	––	48,400	—	—
Cortez GSR2	151,000	––	––	92,500	—	—
Cortez GSR3	276,000	––	––	140,900	—	—
Cortez NVR1	228,000	––	––	112,600	—	—
Holt	66,000	––	––	48,000	—	—
Mt. Milligan(3)	185,000-195,000			136,700
Mulatos	150,000-170,000	––	––	96,400	—	—
Peñasquito	530,000-560,000	22-25 million	––	430,000	21.4 million	—
Lead(3)			135-145 million			129.9 million
Zinc(3)			315-325 million			252.5 million
Robinson(3),(4)	N/A	N/A		16,300	—	—
Copper			N/A			55.9 million
Voisey’s Bay(3),(4)
Copper			N/A			41.3 million
Nickel			N/A			83.9 million

(1)             There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2014 10-K for information regarding factors that could affect actual results.

(2)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the period January 1, 2014 through September 30, 2014, as reported to us by the operators of the mines. For our streaming interest at Mt. Milligan, reported production represents payable gold shipped, subject to our stream interest, during the January 1, 2014 through September 30, 2014 period.

(3)             Payable metal and deliveries are subject to shipping and settlement schedules.

(4)             The operator did not release public production guidance for calendar 2014.

(5)             Vale is commissioning its new Long Harbour Processing Plant and intends to begin introducing nickel concentrates from Voisey’s Bay in coming quarters.  In anticipation of the transition from processing Voisey’s Bay nickel concentrates at Vale’s Sudbury and Thompson smelters to processing at the Long Harbour hydrometallurgical plant, the Company has engaged in discussions with Vale concerning calculation of the royalty once Voisey’s Bay nickel concentrates are processed at Long Harbour.  Vale proposed a calculation of the royalty that the Company estimates could result in the substantial reduction of royalty payable to LNRLP on Voisey’s Bay nickel concentrates processed at Long Harbour.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.  Reported production, as used below, relates to the amount of metal sales subject to our royalty interests, as reported to us by the operators of the mines.  For our streaming interest at Mt. Milligan, reported production represents payable gold shipped, subject to our stream interest.

Andacollo

Andacollo reported production decreased 37% over the prior year quarter primarily due to lower grades that were anticipated by the mine plan throughout calendar 2014.  Teck has returned to mining close to reserve grade, and we expect that trend to continue.

Cortez

Reported production at Cortez increased almost ten-fold over the prior year quarter as surface mining activity occurred at the Pipeline and Gap pits, where our royalty applies, while no significant mining activity occurred in these areas during the prior year quarter. Additionally, roaster ore from refractory material stockpiled at Cortez was transported to Goldstrike for processing during the current quarter, while limited roaster ore shipments occurred during the prior year quarter.

Holt

Reported production at Holt decreased 13% over the prior year quarter as the tonnage milled and the grade processed were both slightly down during the current quarter.

Mt. Milligan

Thompson Creek reported production of 60,400 ounces of payable gold in the current quarter, an increase of 63% over the previous quarter, primarily due to higher gold grades and recovery.  Mill throughput averaged 40,445 tonnes per day during the current quarter, up 5% compared to the previous quarter.  Throughput was impacted by downtime to make various adjustments to the grinding and flotation circuits, as well as to remediate some minor electrical issues.  Thompson Creek expects these modifications will provide improved performance in the December quarter as they target 80% (48,000 tonnes per day) of design capacity by the end of calendar 2014.

During the quarter ended September 30, 2014, RGLD Gold purchased approximately 13,600 ounces of physical gold, consisting of approximately 7,000 ounces from the final settlement of Thompson Creek’s third, fourth and fifth shipments from the Mt. Milligan mine and approximately 6,600 ounces upon provisional payment relating to Thompson Creek’s eighth and ninth shipments.  RGLD Gold sold approximately 15,300 ounces of gold during the period at an average price of $1,281 per ounce, and had approximately 6,100 ounces of gold in inventory as of September 30, 2014.

Deliveries of gold to RGLD Gold are a product of the gold ounces contained in concentrates from Mt. Milligan, a 97% payable factor, and our 52.25% stream interest; and, for the first 12 concentrate shipments from Mt. Milligan, are based on Thompson Creek’s receipt of first provisional payments under each of its concentrate sales agreements.  For shipments 1-4, 75% of the gold was delivered based upon Thompson Creek’s receipt of the first provisional payment under each concentrate sales agreement and 25% of the gold ounces was delivered based upon final settlement under each agreement.  For shipments 5-8, those percentages are 50% and 50%, respectively, and for shipments 9-12, the percentages are 25% and 75%, respectively.  Thereafter, all deliveries to RGLD Gold will be based solely on final settlement timing and volumes under Thompson Creek’s concentrate sales agreements.

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

Mulatos

Reported production decreased 32% over the prior year quarter.  Alamos has stated that the Mulatos mine is transitioning from open pit to both open pit and underground mining in order to access higher grade mineral reserves. In addition, mill improvements were underway and are expected to be completed by the end of the December 2014 quarter.  In spite of the deferral of high grade mill production from San Carlos and the September quarter rainy season in Mexico, Alamos continues to maintain the lower end of their calendar year production guidance for 2014.

Peñasquito

Reported gold, lead and zinc production increased 41%, 4% and 16%, respectively, while reported silver production decreased slightly, over the prior year quarter.  Goldcorp reported that it is mining in the higher grade portion of the pit, which it expects will continue through calendar 2014 at a projected throughput of 110,000 tonnes per day.

Robinson

Reported gold production decreased 28% and reported copper production increased 47% over the prior year quarter.  Gold production declined due to lower gold grades and recovery. Gold recovery was adversely impacted by high pyrite ores that carry gold and are rejected in flotation.  Copper production increased due to higher quality ore encountered at Ruth West.  KGHM expected to complete mining in the Kimbley pit during the September 2014 quarter, while continuing to develop the Ruth East pit so that it can be the primary ore supplier in the December 2014 quarter and in calendar 2015.

Voisey’s Bay

Reported nickel and copper production decreased 40% and 37%, respectively, over the prior year quarter due to lower ore grades.  Concentrate production was also impacted due to a ten day planned maintenance shutdown on the Voisey’s Bay mill.  In July, Long Harbour achieved a major milestone with the production of the first finished nickel from the facility. Initially, Long Harbour will process primarily nickel matte from PT Vale Indonesia, and transitioning to processing solely concentrate from Voisey´s Bay at a later stage.

In anticipation of the transition from processing Voisey’s Bay nickel concentrates at Vale’s Sudbury and Thompson smelters to processing at the Long Harbour hydrometallurgical plant, the Company has engaged in discussions with Vale concerning calculation of the royalty once Voisey’s Bay nickel concentrates are processed at Long Harbour.  Vale proposed a calculation of the royalty that the Company estimates could result in the substantial reduction of royalty payable to the Company on Voisey’s Bay nickel concentrates processed at Long Harbour.  While the Company may continue to engage in discussions concerning calculation of the royalty on nickel concentrates processed at Long Harbour, there is no guaranty that the Company and Vale will reach agreement on the proper calculation under the terms of the royalty agreement.  If no agreement is reached, the Company intends to vigorously pursue all legal remedies to ensure the appropriate calculation of the royalty and to enforce our royalty interests at Voisey’s Bay.

Results of Operations

Quarter Ended September 30, 2014, Compared to Quarter Ended September 30, 2013

For the quarter ended September 30, 2014, we recorded net income attributable to Royal Gold stockholders of $18.7 million, or $0.29 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $15.2 million, or $0.23 per basic share and diluted share, for the quarter ended September 30, 2013.  The increase in our earnings per share was primarily attributable to an increase in revenue, as discussed further below.

For the quarter ended September 30, 2014, we recognized total revenue of $69.0 million, at an average gold price of $1,282 per ounce, an average silver price of $19.76 per ounce, an average copper price of $3.17 per pound and an average nickel price of $8.43 per pound, compared to revenue of $56.5 million, at an average gold price of $1,326 per ounce, an average silver price of $21.32 per ounce, an average copper price of $3.21 per pound and an average nickel price of $6.31 per pound for the quarter ended September 30, 2013.  Revenue and the corresponding production attributable to our royalty interests for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 is as follows:

Revenue and Production Subject to Our Royalty and Stream Interests

Quarter Ended September 30, 2014 and 2013

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2014			September 30, 2013
			Reported			Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream:
Mt. Milligan(2)	Gold	$19,657	35,200	oz.	$—	N/A
Royalty:
Andacollo	Gold	$10,499	11,000	oz.	$17,156	17,500	oz.
Peñasquito		$7,111			$6,558
	Gold		143,100	oz.		101,500	oz.
	Silver		6.5	Moz.		6.5	Moz.
	Lead		41.3	Mlbs.		39.8	Mlbs.
	Zinc		85.4	Mlbs.		73.5	Mlbs.
Voisey’s Bay		$5,609			$7,034
	Nickel		17.1	Mlbs.		28.4	Mlbs.
	Copper		22.0	Mlbs.		34.7	Mlbs.
Cortez	Gold	$4,734	59,500	oz.	$441	5,700	oz.
Holt	Gold	$3,159	14,800	oz.	$3,887	17,000	oz.
Robinson		$2,270			$1,599
	Gold		6,600	oz.		9,200	oz.
	Copper		26.1	Mlbs.		17.8	Mlbs.
Mulatos	Gold	$1,762	28,400	oz.	$2,701	41,600	oz.
Other(3)	Various	$14,225	N/A		$17,111	N/A
Total Revenue		$69,026			$56,487

(1)             Reported production relates to the amount of metal sales, subject to our royalty interests, for the three months ended September 30, 2014 and 2013, as reported to us by the operators of the mines, and may differ from the operators public reporting.

(2)            For our streaming interest at Mt. Milligan, our revenue is a product of the reported production, our 52.25% stream interest, an applicable provisional percentage (for the first 12 shipments only) and an average gold sale price of $1,281 per ounce for the three months ended September 30, 2014.  During the three months ended September 30, 2014, Thompson Creek reported production of 60,400 ounces of gold at Mt. Milligan, and the Company sold approximately 15,300 ounces and had approximately 6,100 ounces of gold in inventory as of September 30, 2014.  Production began at Mt. Milligan during the fourth quarter of calendar 2013.

(3)             Individually, no royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in revenue for the quarter ended September 30, 2014, compared with the quarter ended September 30, 2013, resulted primarily from new production at Mt. Milligan and production increases at Cortez and Peñasquito.  These increases were partially offset by a decrease in the average gold, silver and copper prices and decreases in production primarily at Andacollo, Voisey’s Bay and Mulatos.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

Cost of sales were approximately $6.7 million for the three months ended September 30, 2014, compared to zero for the three months ended September 30, 2013.  Cost of sales is specific to our streaming agreement for Mt. Milligan, which began production during the fourth quarter of calendar 2013, and is the result of the Company’s purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

General and administrative expenses increased to $7.1 million for the three months ended September 30, 2014, from $6.6 million for the three months ended September 30, 2013.  The increase was primarily due to an increase in non-cash stock-based compensation as a result of management’s change in estimate for the number of performance shares that are expected to vest in future period.  Refer to Note 7 of our notes to consolidated financial statements for further discussion on the Company’s stock-based compensation.

During the quarter ended September 30, 2014, we recognized income tax expense totaling $4.0 million compared with $4.8 million during the quarter ended September 30, 2013.  This resulted in an effective tax rate of 17.3% in the current period, compared with 24.1% in the quarter ended September 30, 2013.  The decrease in the effective tax rate for the quarter ended September 30, 2014 is primarily related to (i) a favorable tax rate associated with certain operations in lower-tax jurisdictions and (ii) a decrease in tax expense due to the Chilean tax legislation enacted in the quarter and the re-measurement of the Chilean long term deferred tax asset to the higher corporate income tax rate. The decrease in tax expense was partially offset by an increase in current year tax expense due to accrual for uncertain tax positions.  Excluding the enactment of the Chilean tax legislation, the effective tax rate for the three months ended September 30, 2014, would have been 28.2%  For a complete discussion of the factors that influence our effective tax rate, refer to Note 12 to the notes to consolidated financial statements in the Company’s Fiscal 2014 10-K.

Liquidity and Capital Resources

Overview

At September 30, 2014, we had current assets of $757.4 million compared to current liabilities of $20.8 million for a current ratio of 36 to 1.  This compares to current assets of $736.0 million and current liabilities of $22.5 million at June 30, 2014, resulting in a current ratio of approximately 33 to 1.  The increase in our current ratio was primarily attributable to an increase in our cash and equivalents during the period.  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended September 30, 2014, liquidity needs were met from $69.0 million in revenue and our available cash resources.  As of September 30, 2014, the Company had $450 million available and no amounts outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant under its revolving credit facility as of September 30, 2014.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of royalty and stream interests, including the remaining commitments incurred in connection with the Phoenix Gold, Ilovitza and Tulsequah Chief stream acquisitions.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2014 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $52.5 million for the three months ended September 30, 2014, compared to $35.5 million for the three months ended September 30, 2013.  The increase was primarily due to an increase in proceeds received from our royalty interests, net of production taxes, of approximately $9.7 million.

Investing Activities

Net cash used in investing activities totaled $6.3 million for the three months ended September 30, 2014, compared to cash used in investing activities of $48.1 million for the three months ended September 30, 2013.  The decrease in cash used in investing activities is primarily due to a decrease in funding for royalty or stream acquisitions.  The Company made its final commitment payment to Thompson Creek ($12.9 million) as part of the Mt. Milligan gold stream acquisition during the quarter ended September 30, 2013.  The Company also acquired a royalty on the El Morro copper-gold project for $35 million during the prior year quarter.

Financing Activities

Net cash used in financing activities totaled $14.2 million for the three months ended September 30, 2014, compared to cash used in financing activities of $13.6 million for the three months ended September 30, 2013.  The increase in cash used in financing activities is primarily attributable to an increase in the common stock dividend payment, which was the result of an increase in the dividend rate when compared to the same period of the prior year.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the quarter ended September 30, 2014.

Critical Accounting Policies

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

Our estimates of gold, silver, copper, nickel and other metal prices, operator’s estimates of proven and probable reserves related to our royalty or streaming properties, and operator’s estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties.  Although we have made our best assessment of these factors based on current market conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.  As part of the Company’s regular asset impairment analysis, the Company determined that one production stage royalty interest and one exploration stage royalty interest should be written down to zero for a total impairment of $1.8 million as of September 30, 2014.

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

•                  changes in operators’ mining, processing and treatment techniques may change the production of minerals subject to our royalty interests;

•                  changes in the methodology employed by our operators to calculate our royalty interests in accordance with the agreements that govern them;

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and reduce our revenues.  Certain contracts governing our royalty interests have features that may amplify the negative effects of a drop in metal prices,” under Part I, Item 1A of our Fiscal 2014 10-K, for more information about factors that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

During the three month period ended September 30, 2014, we reported revenue of $69.0 million, with an average gold price for the period of $1,282 per ounce, an average silver price of $19.76 per ounce, an average copper price of $3.17 per pound and an average nickel price of $8.43 per pound.  Approximately 76% of our total recognized revenues for the three months ended September 30, 2014 were attributable to gold sales from our gold producing interests, as shown within the MD&A.  For the three months ended September 30, 2014, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $5.7 million.

Approximately 10% of our total recognized revenues for the three months ended September 30, 2014 were attributable to copper sales from our copper producing interests.  For the three months ended September 30, 2014, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.7 million.

Approximately 4% of our total recognized revenues for the three months ended September 30, 2014 were attributable to silver sales from our silver producing interests.  For the three months ended September 30, 2014, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $0.4 million.

Approximately 4% of our total recognized revenues for the three months ended September 30, 2014 were attributable to nickel sales from our nickel producing interests.  For the three months ended September 30, 2014, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.4 million.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s Bay royalty.  There was no material development to this litigation during the three months ended September 30, 2014.

ITEM 1A.                                       RISK FACTORS

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2014 10-K.

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

ROYAL GOLD, INC.

Date: October 30, 2014	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2014	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws, as amended on August 28, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 4, 2014 and incorporated herein by reference).

10.1*	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 4, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Identifies a management contract or compensation plan or arrangement.

**	Furnished herewith.