Form 10-Q
period 2014-12-31
ROYAL GOLD INC
filed 2015-01-29
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

There were 64,812,422 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 21, 2015.  In addition, as of such date, there were 379,580 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	December 31,	June 30,
	2014	2014
ASSETS
Cash and equivalents	$675,128	$659,536
Royalty receivables	37,314	46,654
Income tax receivable	23,800	21,947
Prepaid expenses and other	15,626	7,840
Total current assets	751,868	735,977
Royalty and stream interests, net (Note 3)	2,067,152	2,109,067
Available-for-sale securities (Note 4)	7,788	9,608
Other assets	35,780	36,892
Total assets	$2,862,588	$2,891,544
LIABILITIES
Accounts payable	2,742	3,897
Dividends payable	14,342	13,678
Foreign withholding taxes payable	200	2,199
Other current liabilities	2,182	2,730
Total current liabilities	19,466	22,504
Debt (Note 5)	316,874	311,860
Deferred tax liabilities	152,762	169,865
Uncertain tax positions (Note 9)	14,752	13,725
Other long-term liabilities	700	1,033
Total liabilities	504,554	518,987
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 64,653,967 and 64,578,401 shares outstanding, respectively	647	646
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,427,069 and 1,426,792 redeemed shares, respectively	16,705	16,718
Additional paid-in capital	2,151,335	2,147,650
Accumulated other comprehensive loss	(1,980)	(160)
Accumulated earnings	173,972	189,871
Total Royal Gold stockholders’ equity	2,340,679	2,354,725
Non-controlling interests	17,355	17,832
Total equity	2,358,034	2,372,557
Total liabilities and equity	$2,862,588	$2,891,544

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Revenue	$61,304	$52,785	$130,330	$109,272

Costs and expenses
Cost of sales	6,236	935	12,910	935
General and administrative	8,511	4,661	15,652	11,227
Production taxes	1,731	1,603	3,421	3,386
Depreciation, depletion and amortization	20,278	22,670	42,490	45,071
Impairment of royalty and stream interests	26,570	—	28,339	—
Total costs and expenses	63,326	29,869	102,812	60,619

Operating income	(2,022)	22,916	27,518	48,653

Interest and other income	228	168	279	216
Interest and other expense	(6,358)	(5,995)	(13,070)	(11,658)
(Loss) income before income taxes	(8,152)	17,089	14,727	37,211

Income tax benefit (expense)	1,827	(6,311)	(2,131)	(11,152)
Net (loss) income	(6,325)	10,778	12,596	26,059
Net income attributable to non-controlling interests	(223)	(111)	(462)	(197)
Net (loss) income attributable to Royal Gold common stockholders	$(6,548)	$10,667	$12,134	$25,862
Net (loss) income	$(6,325)	$10,778	$12,596	$26,059
Adjustments to comprehensive (loss) income, net of tax

Unrealized change in market value of available-for-sale securities	(481)	(3,419)	(1,820)	(2,288)
Comprehensive (loss) income	(6,806)	7,359	10,776	23,771
Comprehensive income attributable to non-controlling interests	(223)	(111)	(462)	(197)
Comprehensive (loss) income attributable to Royal Gold stockholders	$(7,029)	$7,248	$10,314	$23,574

Net (loss) income per share available to Royal Gold common stockholders:
Basic (loss) earnings per share	$(0.10)	$0.16	$0.19	$0.40
Basic weighted average shares outstanding	65,002,307	64,897,757	64,982,595	64,878,056
Diluted (loss) earnings per share	$(0.10)	$0.16	$0.19	$0.40
Diluted weighted average shares outstanding	65,002,307	64,990,771	65,122,185	64,982,689
Cash dividends declared per common share	$0.22	$0.21	$0.43	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Six Months Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$12,596	$26,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,490	45,071
Non-cash employee stock compensation expense	2,824	1,759
Amortization of debt discount	5,013	4,720
Impairment of royalty and stream interests	28,339	—
Tax benefit of stock-based compensation exercises	(74)	(208)
Deferred tax benefit	(17,103)	(8,038)
Changes in assets and liabilities:
Royalty receivables	9,340	7,330
Prepaid expenses and other assets	3,344	13,001
Accounts payable	(1,182)	(811)
Foreign withholding taxes payable	(1,999)	(10,108)
Income taxes receivable	(1,778)	(7,626)
Other liabilities	464	(943)
Net cash provided by operating activities	$82,274	$70,206

Cash flows from investing activities:
Acquisition of royalty and stream interests	(38,734)	(48,089)
Other	(517)	(54)
Net cash used in investing activities	$(39,251)	$(48,143)

Cash flows from financing activities:
Net proceeds from issuance of common stock	775	94
Common stock dividends	(27,369)	(26,032)
Distribution to non-controlling interests	(911)	(1,079)
Tax expense of stock-based compensation exercises	74	208
Net cash used in financing activities	$(27,431)	$(26,809)
Net increase (decrease) in cash and equivalents	15,592	(4,746)
Cash and equivalents at beginning of period	659,536	664,035
Cash and equivalents at end of period	$675,128	$659,289

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission on August 7, 2014 (“Fiscal 2014 10-K”).

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable.  The recoverability of the carrying value of royalty and stream interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty and stream interest property using estimates of proven and probable reserves and other relevant information received from the operators.  We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus affecting the future recoverability of our royalty interests.  Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Our estimates of gold, silver, copper, nickel and other metal prices, operators’ estimates of proven and probable reserves related to our royalty or streaming properties, and operators’ estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties.  Although we have made our best assessment of these factors based on current market conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests.  Refer to Note 3 for discussion and the results of our quarterly impairment assessments for the three and six months ended December 31, 2014.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2.                                      ACQUISITIONS

Acquisition of Gold Stream on Euromax’s Ilovitza Project

On October 20, 2014, RGLD Gold AG (“RGLD Gold”), a wholly owned subsidiary of the Company, entered into a $175.0 million gold stream transaction with Euromax Resources Ltd (“Euromax”) that will finance a definitive feasibility study, permitting work, early stage engineering and a significant portion of the construction at Euromax’s Ilovitza gold-copper project located in southeast Macedonia.  RGLD Gold will make two advance deposit payments to Euromax totaling $15.0 million, which will be used for completion of the definitive feasibility study and permitting of the project, followed by payments aggregating $160 million towards project construction, in each case subject to certain conditions.  Payment of the first $7.5 million deposit is conditioned upon Euromax raising an additional $5 million in equity, which was completed in January 2015, and the satisfaction of certain other conditions.  RGLD Gold’s decision to proceed with the second $7.5 million deposit and the construction payments is conditioned upon, among other things, its satisfaction with the progress of definitive feasibility study and environmental evaluations, demonstrated project viability, and, in the case of the construction payments, sufficient project financing and permits to construct and operate the mine. The construction payments would be paid pro-rata with the balance of the project funding.  In exchange, Euromax will deliver physical gold equal to 25% of gold produced from the Ilovitza project until 525,000 ounces have been delivered, and 12.5% thereafter (in each case subject to adjustment).  RGLD Gold’s purchase price per ounce will be 25% of the spot price at the time of delivery.

Tetlin Royalty Acquisitions

On September 30, 2014, Royal Gold acquired a 2.0% net smelter return (“NSR”) royalty and a 3.0% NSR royalty held by private parties over areas comprising the Tetlin gold project located near Tok, Alaska, for total consideration of $6.0 million.  As discussed in Note 13, the Tetlin gold project is now held by Peak Gold LLC (“Peak Gold”), a joint venture between subsidiaries of Royal Gold and Contango Ore Inc.

The acquisition of the Tetlin royalties has been accounted for as an asset acquisition.  The total purchase price of $6.0 million, plus direct transaction costs, has been recorded as an exploration stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.                                      ROYALTY AND STREAM INTERESTS

The following tables summarize the Company’s royalty and stream interests as of December 31, 2014 and June 30, 2014.

As of December 31, 2014 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage royalty interests:
Andacollo	$272,998	$(60,892)	$—	$212,106
Voisey’s Bay	150,138	(73,262)	—	76,876
Peñasquito	99,172	(20,716)	—	78,456
Mulatos	48,092	(30,226)	—	17,866
Holt	34,612	(12,184)	—	22,428
Robinson	17,825	(12,291)	—	5,534
Cortez	10,630	(9,844)	—	786
Other	491,689	(246,936)	(27,586)	217,167
Total production stage royalty interests	1,125,156	(466,351)	(27,586)	631,219

Production stage stream interests:
Mount Milligan	783,046	(18,740)	—	764,306
Total production stage royalty and stream interests	1,908,202	(485,091)	(27,586)	1,395,525

Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Other	71,092	—	—	71,092
Total development stage royalty interests	443,197	—	—	443,197
Total development stage stream interests	63,331	—	(603)	62,728
Total development stage royalty and stream interests	506,528	—	(603)	505,925

Exploration stage royalty interests	165,852	—	(150)	165,702
Total royalty and stream interests	$2,580,582	$(485,091)	$(28,339)	$2,067,152

As of June 30, 2014 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage royalty interests:
Andacollo	$272,998	$(56,147)	$—	$216,851
Voisey’s Bay	150,138	(67,377)	—	82,761
Peñasquito	99,172	(17,801)	—	81,371
Mulatos	48,092	(28,548)		19,544
Holt	34,612	(10,474)	—	24,138
Robinson	17,825	(11,887)		5,938
Cortez	10,630	(9,772)	—	858
Other	488,309	(232,913)	—	255,396
Total production stage royalty interests	1,121,776	(434,919)	—	686,857

Production stage stream interests:
Mount Milligan	783,046	(7,741)	—	775,305
Total production stage royalty and stream interests	1,904,822	(442,660)	—	1,462,162

Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Other	69,488	—	—	69,488
Total development stage royalty interests	441,593	—	—	441,593
Total development stage stream interests	41,103	—	—	41,103
Total development stage royalty and stream interests	482,696	—	—	482,696

Exploration stage royalty interests	164,209	—	—	164,209
Total royalty and stream interests	$2,551,727	$(442,660)	$—	$2,109,067

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Impairment of royalty and stream interests

In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each royalty or stream interest are measured and recorded to the extent that the carrying value in each royalty or stream interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows.  As part of the Company’s regular asset impairment analysis, which included the presence of impairment indicators, the Company recorded impairment charges for the three and six months ended December 31, 2014 and 2013, as summarized in the following table:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Wolverine(1)	$25,967	$—	$25,967	$—
Other	603	—	2,372	—
Total impairment of royalty and stream interests	$26,570	$—	$28,339	$—

(1)  Included in Other production stage royalty interests in the above royalty and stream interests table.

Wolverine

The Company owns a 0.00% to 9.445% sliding-scale NSR royalty on all gold and silver produced from the Wolverine underground mine and milling operation located in Yukon Territory, Canada, and operated by Yukon Zinc Corporation (“Yukon Zinc”).  As part of the Company’s impairment assessment for the three months ended December 31, 2014, the Company was notified of an updated mine plan at Wolverine, which included a significant reduction in reserves and resources when compared to the previous mine plan.  A significant reduction in reserves and resources, along with decreases in the long-term metal price assumptions used by the industry, are indicators of impairment.

As part of the impairment determination, the fair value for Wolverine was estimated by calculating the net present value of the estimated future cash-flows expected to be generated by the mining of the Wolverine deposits subject to our royalty interest.  The estimates of future cash-flows were derived from a life-of-mine model developed by the Company using Yukon Zinc’s updated mine plan information.  The metal price assumptions used in the Company’s model were supported by consensus price estimates obtained from a number of industry analysts.  The future cash-flows were discounted using a discount rate which reflects specific market risk factors the Company associates with the Wolverine royalty interest.  Following the impairment charge during the three months ended December 31, 2014, the Wolverine royalty interest has a carrying value of $5.3 million.

The Company has a royalty receivable of approximately $3.0 million associated with past due royalty payments on the Wolverine interest.  As a result of recent financial and operational results experienced by Yukon Zinc and their decision to put the mine on care and maintenance, the Company believes payment of the receivable is uncertain and has provided for an allowance against the entire receivable as of December 31, 2014.  The Company will continue to pursue collection of all past due payments.   The expense associated with the allowance is recorded within General and administrative expense on the Company’s consolidated statements of operations and comprehensive income.  The Company did not recognize revenue associated with the Wolverine royalty interest during the three months ended December 31, 2014.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Other

As part of the Company’s regular asset impairment analysis during the three months ended September 30, 2014, the Company determined that one production stage royalty interest and one exploration stage royalty interest should be written down to zero for a total impairment of $1.8 million.  As part of the termination of the Tulsequah Chief gold and silver stream, as discussed below, the Company wrote-off approximately $0.6 million of direct acquisition costs during the three months ended December 31, 2014.

Termination of the Tulsequah Chief Gold and Silver Stream

On December 22, 2014, RGLD Gold terminated the Amended and Restated Gold and Silver Purchase and Sale Agreement (the “Agreement”), between RGLD Gold, the Company, Chieftain Metals Inc. and Chieftain Metals Corp. (together, “Chieftain”), relating to Chieftain’s Tulsequah Chief polymetallic mining project located in British Columbia, Canada.  Pursuant to the terms of the Agreement, Chieftain repaid RGLD Gold’s original $10.0 million advance payment.  As a result of the termination of the Agreement, the carrying value ($10.6 million) of the Tulsequah Chief gold and silver stream was reduced to zero during the three months ended December 31, 2014.  As of December 31, 2014, the $10 million repayment is recorded within Prepaid expenses and other on the Company’s consolidated balance sheets as the repayment was received in January 2015.

4.                                      AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities as of December 31, 2014 and June 30, 2014 consist of the following:

	As of December 31, 2014
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	(1,826)	$7,739
Other	203	—	(154)	49
	$9,768	$—	$(1,980)	$7,788

	As of June 30, 2014
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	—	$9,565
Other	203	—	(160)	43
	$9,768	$—	$(160)	$9,608

The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail in our Fiscal 2014 10-K.  The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s quarterly analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three and six months ended December 31, 2014.  The Company recognized a loss on available-for-sale securities of $4.5 million during the fourth quarter of our fiscal year ended June 30, 2014.  The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.                                      DEBT

The Company’s non-current debt as of December 31, 2014 and June 30, 2014 consists of the following:

	As of	As of
	December 31, 2014	June 30, 2014
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$316,874	$311,860
Total debt	$316,874	$311,860

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and six months ended December 31, 2014, was $5.5 million and $10.9 million, respectively, compared to $5.3 million and $10.6 million for the three and six months ended December 31, 2013, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $450 million revolving credit facility.  As of December 31, 2014, the Company had no amounts outstanding under the revolving credit facility.  As discussed in Note 6 to the notes to consolidated financial statements in the Company’s Fiscal 2014 10-K, the Company has financial covenants associated with its revolving credit facility.  At December 31, 2014, the Company was in compliance with each financial covenant.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.                                      REVENUE

Revenue is comprised of the following:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Royalty interests	$43,986	$50,147	$93,355	$106,634
Stream interests	17,318	2,638	36,975	2,638
Total revenue	$61,304	$52,785	$130,330	$109,272

7.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$106	$140	$219	$268
Stock appreciation rights	338	358	693	664
Restricted stock	157	781	1,327	2,048
Performance stock	(226)	(1,132)	585	(1,221)
Total stock-based compensation expense	$375	$147	$2,824	$1,759

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

There were no stock options granted during the three months ended December 31, 2014 and 2013, and 19,760 and 24,775 stock options granted during the six months ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, there was $0.7 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

There were no stock-settled stock appreciation rights (“SSARs”) granted during the three months ended December 31, 2014 and 2013, and 87,890 and 84,125 SSARs granted during the six months ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, there was $2.5 million of unrecognized compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 2.2 years.

There were no shares of restricted stock granted during the three months ended December 31, 2014 and 2013, and 55,589 and 66,150 shares of restricted stock granted during the six months ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, there was $6.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average vesting period of 3.4 years.

There were no shares of performance stock granted during the three months ended December 31, 2014 and 2013, and 46,800 and 71,700 shares of performance stock granted during the six months ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, there was $3.0 million of

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average vesting period of 2.6 years.

8.                                      EARNINGS PER SHARE (“EPS”)

Basic earnings (loss) per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised SSARs and unvested performance stock do not contain rights to dividends.  Under the two-class method, the earnings (loss) used to determine basic earnings (loss) per common share are reduced by an amount allocated to participating securities.  Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings (loss) per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income available to Royal Gold common stockholders	$(6,548)	$10,667	$12,134	$25,862
Weighted-average shares for basic EPS	65,002,307	64,897,757	64,982,595	64,878,056
Effect of other dilutive securities	—	93,014	139,590	104,633
Weighted-average shares for diluted EPS	65,002,307	64,990,771	65,122,185	64,982,689
Basic (loss) earnings per share	$(0.10)	$0.16	$0.19	$0.40
Diluted (loss) earnings per share	$(0.10)	$0.16	$0.19	$0.40

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.                                      INCOME TAXES

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)

Income tax benefit (expense)	$1,827	$(6,311)	$(2,131)	$(11,152)
Effective tax rate	22.4%	36.9%	14.5%	30.0%

The decrease in the effective tax rate for the three and six months ended December 31, 2014, is primarily related to (i) the impairment charge on the Wolverine royalty interest and the corresponding tax benefit, (ii) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (iii) a decrease in tax expense related to earnings from non-U.S. subsidiaries, and (iv) a valuation allowance release as a result of the strengthening U.S. dollar.  The decrease in the effective tax rate for the six months ended December 31, 2014, is also attributable to a decrease in tax expense due to the Chilean tax legislation enacted in the quarter ended September 30, 2014 and the re-measurement of the Chilean long term deferred tax asset to the higher corporate income tax rate. The decrease in tax expense was partially offset by an increase in current year tax expense due to accrual for uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2009.  As a result of (i) statutes of limitation that will begin to expire within the next 12 months in various jurisdictions, (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) additional accrual of exposure and interest on existing items, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will not decrease in the next 12 months.

As of December 31, 2014 and June 30, 2014, the Company had $14.8 million and $13.7 million of total gross unrecognized tax benefits, respectively.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At December 31, 2014 and June 30, 2014, the amount of accrued income-tax-related interest and penalties was $6.4 million and $5.4 million, respectively.

10.                               SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty and stream interests.  Royal Gold’s revenue and long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Revenue
	Three Months Ended		Six Months Ended		Royalty and Stream Interests, net
	December 31,		December 31,		As of	As of
	2014	2013	2014	2013	December 31, 2014	June 30, 2014
Canada	45%	28%	45%	27%	53%	53%
United States	17%	17%	17%	15%	3%	3%
Chile	16%	23%	16%	27%	32%	31%
Mexico	14%	20%	14%	19%	7%	7%
Australia	3%	4%	3%	4%	3%	3%
Africa	1%	3%	1%	3%	1%	1%
Other	4%	5%	4%	5%	1%	2%

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

	At December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$524,983	$524,983	$524,983	$—	$—
Marketable equity securities(2)	$7,788	$7,788	$7,788	$—	$—
Total assets		$532,771	$532,771	$—	$—

Liabilities (In thousands):
Debt(3)	$393,874	$382,957	$382,957	$—	$—
Total liabilities		$382,957	$382,957	$—	$—

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

As of December 31, 2014, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty and stream interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.  Refer to Note 3 for discussion of inputs used to develop fair value for those royalty interests that were determined to be impaired during the period ended December 31, 2014.

12.                               COMMITMENTS AND CONTINGENCIES

Ilovitza Gold Stream Acquisition

As of December 31, 2014, the Company has a remaining commitment, subject to certain conditions, of $175.0 million as part of its Ilovitza gold stream acquisition in October 2014 (Note 2).

Phoenix Gold Project Stream Acquisition

As of December 31, 2014, the Company has a remaining commitment of approximately $12.8 million as part of its Phoenix Gold Project stream acquisition in February 2014.

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

On December 5, 2014, LNRLP filed amendments to its October 16, 2009 Statement of Claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited (“Vale Canada”) and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine.  LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey’s Bay began in late 2005, have indicated an intention to calculate the NSR in a manner LNRLP believes will violate the royalty agreement when Voisey’s Bay concentrates are processed at Vale’s new Long Harbour processing facility, and have breached their contractual duties of good faith and honest performance in several ways.  LNRLP requests an order in respect of the correct calculation of future payments, and damages for non-payment and underpayment of past royalties to the

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

date of the claim, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase.

13.                               SUBSEQUENT EVENT

Peak Gold Joint Venture

On January 8, 2015, Royal Gold, through its wholly-owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), and Contango ORE, Inc., through its wholly-owned subsidiary CORE Alaska, LLC (together, “Contango”),  entered into a limited liability company agreement for Peak Gold, a joint venture for development of the Tetlin gold project located near Tok, Alaska (the “Project”).  Contango contributed all of its assets relating to the Project to Peak Gold, including a mining lease and certain state of Alaska mining claims.  Royal Alaska contributed $5.0 million in cash to Peak Gold.  Contango will control 100% of the membership interest in Peak Gold initially. Royal Alaska has the right to obtain up to 40% of the membership interest in Peak Gold by making contributions of up to $30.0 million (including Royal Alaska’s initial $5.0 million contribution) in cash to Peak Gold by October 31, 2018.  Royal Alaska will act as the manager of Peak Gold unless and until it is removed or resigns that position in the manner provided in the limited liability company agreement.

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

Overview

Royal Gold, Inc., together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  We seek to acquire existing royalty and stream interests or to finance projects that are in production or in the development stage in exchange for royalty or stream interests.  In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty and stream interests, to create new royalty and stream interests through the financing of mine development or exploration, or to acquire companies that hold royalty and stream interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

As of December 31, 2014, the Company owned stream interests on one producing property and two development stage properties and owned royalty interests on 36 producing properties, 22 development stage properties and 137 exploration stage properties, of which the Company considers 47 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations on the properties in which we hold only royalty and streaming interests, and we are not required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on those properties.  During the three months ended December 31, 2014, we focused on the management of our existing royalty and stream interests and the acquisition of royalty and stream interests.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver, copper and nickel, together with the amounts of production from our producing stage royalty and stream interests.  The price of gold, silver, copper, nickel and other metals has fluctuated widely in recent years and most recently has experienced declines from highs experienced in the first half of our fiscal year 2013.  The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and significant declines in the price of gold, silver, copper or nickel could have a material and adverse effect on the Company’s results of operations and financial condition.

For the three and six months ended December 31, 2014 and 2013, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,201	78%	$1,276	69%	$1,243	77%	$1,302	69%
Silver ($/ounce)	$16.50	3%	$20.82	7%	$18.14	4%	$21.07	7%
Copper ($/pound)	$3.00	5%	$3.24	11%	$3.09	8%	$3.23	11%
Nickel ($/pound)	$7.17	10%	$6.31	7%	$7.80	7%	$6.31	8%
Other	N/A	4%	N/A	6%	N/A	4%	N/A	5%

Recent Business Developments

Peak Gold Joint Venture and Royalty Acquisitions

On January 8, 2015, Royal Gold, through its wholly-owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), and Contango ORE, Inc., through its wholly-owned subsidiary CORE Alaska, LLC (together, “Contango”),  entered into a limited liability company agreement for Peak Gold, LLC (“Peak Gold”), a joint venture for development of the Tetlin gold project located near Tok, Alaska (the “Tetlin Project”).  Contango contributed all of its assets relating to the Tetlin Project to Peak Gold, including a mining lease and certain state of Alaska mining claims.  Royal Alaska contributed $5.0 million in cash to Peak Gold.  Contango will control 100% of the membership interest in Peak Gold initially. Royal Alaska has the right to obtain up to 40% of the membership interest in Peak Gold by making contributions of up to $30.0 million (including Royal Alaska’s initial $5.0 million contribution) in cash to Peak Gold by October 31, 2018.  Royal Alaska will act as the manager of Peak Gold unless and until it is removed or resigns from that position in the manner provided in the limited liability company agreement.  The Tetlin Project is situated partly on lands leased from the Native Village of Tetlin, a federally recognized Indian tribe (“Tetlin”).  By action of the Tetlin Tribal Council and Tetlin membership, Tetlin ratified the lease and agreed to stabilize the terms of the lease for its duration, including under circumstances where Tetlin seeks federal trust oversight of tribal lands subject to the lease.

Previously, on September 30, 2014, the Company acquired a 2.0% net smelter return (“NSR”) royalty and a 3.0% NSR royalty held by private parties over areas comprising the Tetlin Project for total consideration of $6.0 million.

Tulsequah Streaming Agreement

On December 22, 2014, RGLD Gold AG (“RGLD Gold”) terminated the Amended and Restated Gold and Silver Purchase and Sale Agreement (the “Agreement”), between RGLD Gold, the Company, Chieftain Metals Inc. and Chieftain Metals Corp. (together, “Chieftain”), relating to Chieftain’s Tulsequah Chief polymetallic mining project located in British Columbia, Canada (the “Tulsequah Chief Project”).  Pursuant to the terms of the Agreement, Chieftain repaid RGLD Gold’s original $10.0 million advance payment without interest in January 2015.  RGLD Gold holds a right of first refusal over the creation by Chieftain of any royalty, production payment, stream or similar interest on gold or silver production from the Tulsequah Chief Project for a period of two years from December 22, 2014.  As result of the termination of the Agreement, the carrying value ($10.6 million) of the Tulsequah Chief gold and silver stream was reduced to zero during the three months ended December 31, 2014.  As of December 31, 2014, the $10 million repayment is recorded within Prepaid expenses and other on the Company’s consolidated balance sheets and $0.6 million in direct acquisition costs was written down to zero and is recorded within Impairment of royalty and stream interests on our consolidated statements of operations and comprehensive income.

Acquisition of Gold Stream on Euromax’s Ilovitza Project

On October 20, 2014, RGLD Gold, a wholly owned subsidiary of the Company, entered into a $175.0 million gold stream transaction with Euromax Resources Ltd (“Euromax”) that will finance a definitive feasibility study, permitting work, early stage engineering and a significant portion of the construction at Euromax’s Ilovitza gold-copper project located in southeast Macedonia.  RGLD Gold will make two advance deposit payments to Euromax totaling $15.0 million, which will be used for completion of the definitive feasibility study and permitting of the project, followed by payments aggregating $160 million towards project construction, in each case subject to certain conditions.  Payment of the first $7.5 million deposit is conditioned upon Euromax raising an additional $5 million in equity, which was completed in January 2015, and the satisfaction of certain other conditions.  RGLD Gold’s decision to proceed with the second $7.5 million deposit and the construction payments is conditioned upon, among other things, its satisfaction with the progress of definitive feasibility study and environmental evaluations, demonstrated project viability, and, in the case of the construction payments, sufficient project financing and permits to construct and operate the mine.  The construction payments would be paid pro-rata with the balance of the project funding.  In exchange, Euromax will deliver physical gold equal to 25% of gold produced from the Ilovitza project until 525,000 ounces have been delivered, and 12.5% thereafter (in each case subject to adjustment).  RGLD Gold’s purchase price per ounce will be 25% of the spot price at the time of delivery.

Euromax has completed a prefeasibility study for the Ilovitza project which estimates a 23 year mine life and a production startup in calendar 2018.

Principal Royalty and Stream Interests

Our principal producing and development royalty and stream interests are listed alphabetically in the following tables.  The Company considers both historical and future potential revenues in determining which royalty and stream interests in our portfolio are principal to our business.  Estimated future potential revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty or stream interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause Royal Gold to conclude that one or more of such royalty or stream interests are no longer principal to our business.

Please refer to our Fiscal 2014 10-K for further discussion of our principal producing and development royalty and stream interests.

Principal Producing Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo(1)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	75% of gold produced (until 910,000 payable ounces; 50% thereafter)
Cortez	Nevada, USA	Barrick Gold Corporation (“Barrick”)	GSR1: 0.40% to 5.0% sliding-scale GSR GSR2: 0.40% to 5.0% sliding-scale GSR GSR3: 0.71% GSR NVR1: 1.014% NVR; 0.618% NVR (Crossroads)
Holt	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Mount Milligan	British Columbia, Canada	Thompson Creek Metals Company Inc. (“Thompson Creek”)	Gold stream - 52.25% of payable gold
Mulatos(2)	Sonora, Mexico	Alamos Gold, Inc. (“Alamos”)	1.0% to 5.0% sliding-scale NSR
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Robinson	Nevada, USA	KGHM International Ltd. (“KGHM”)	3.0% NSR (copper, gold, silver, molybdenum)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Newfoundland & Labrador Limited (“Vale”)	2.7% NSR (nickel, copper, cobalt)

(1)       There have been approximately 239,000 cumulative payable ounces produced as of December 31, 2014.

(2)       The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 1.33 million cumulative ounces of gold have been produced as of December 31, 2014.

Principal Development Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty and Stream Interest for Calendar 2014

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2014.  The following table shows such production estimates for our principal producing properties for calendar 2014 as well as the actual production reported to us by the various operators through December 31, 2014.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Estimated and Actual Production by Royalty and Stream Interest for Calendar 2014

Principal Producing Properties

For the period January 1, 2014 through December 31, 2014

	Calendar 2014 Operator’s Production			Calendar 2014 Operator’s Production
	Estimate(1),(2)			Actual(3)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty/Stream	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo(4)	42,500	—	—	49,200	—	—
Cortez GSR1	125,000	—	—	91,200	—	—
Cortez GSR2	151,000	—	—	110,100	—	—
Cortez GSR3	276,000	—	—	201,200	—	—
Cortez NVR1	228,000	—	—	154,800	—	—
Holt	66,000	—	—	62,600	—	—
Mount Milligan(5)	185,000-195,000	—	—	177,600	—	—
Mulatos	150,000-170,000	—	—	140,500	—	—
Penasquito(6),(7)	530,000-560,000	22-25 million	—	567,800	N/A	—
Lead(6),(7)			135-145 million			N/A
Zinc(6),(7)			315-325 million			N/A

(1)       There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2014 10-K for information regarding factors that could affect actual results.

(2)       The operators of our Voisey’s Bay and Robinson royalty interests did not release public production guidance for calendar 2014.

(3)       Actual production figures for Andacollo and Cortez are based on information provided to us by the operators, and actual production figures for Holt, Mount Milligan, Mulatos and Peñasquito (gold) are based on the operators’ public reporting.

(4)      The production figures shown for Andacollo are contained gold in concentrate.

(5)       The production figures shown for Mount Milligan are payable gold in concentrate.

(6)       The estimated gold and silver production figures reflect payable gold and silver in concentrate and doré, while the estimated lead and zinc production figures reflect payable metal in concentrate.

(7)       The actual gold production figure for gold reflects payable gold in concentrate and doré as reported by the operator.  The actual production for silver, lead and zinc were not publicly available.  The Company’s royalty interest at Peñasquito includes gold, silver, lead and zinc.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

Andacollo production decreased 16% over the prior year quarter primarily due to lower grades mined, consistent with the mine plan as copper grades were expected to decline during the 2014 calendar year.  Teck expects that Andacollo’s grades will return to near-reserve levels over the next few quarters and that current reserves will sustain operations until 2037; however, processing of the reserves beyond 2033 will require permitting and construction of an expansion to the existing tailings facility.

Cortez

Production at Cortez increased significantly over the prior year quarter as surface mining activity continued at the Pipeline and Gap pits, where our royalty applies, while no significant mining activity occurred in these areas during the prior year quarter.

Holt

Production at Holt increased 11% over the prior year quarter. Tonnage milled increased and grades processed decreased during the current quarter.  St Andrew reported throughput increased 20% in calendar 2014 compared to calendar 2013 as the operation has now established Zone 6 at the 77m Level.

Mount Milligan

Thompson Creek reported payable gold production of 41,000 ounces in the current quarter compared to 20,400 ounces for the 2013 period.  The increase reflected the continuing ramp-up of the Mount Milligan mine, which commenced production in late 2013.  Average mill throughput during the most recent quarter was 43,781 metric tonnes per day, representing 73% of capacity, although the mill achieved 48,426 metric tonnes per day during the latter half of December.  After completing various throughput studies and tests, Thompson Creek determined that additional crushing capacity is required to achieve its 60,000 metric tonne per day capacity.  Thompson Creek has initiated detailed engineering on a secondary crushing circuit but expects to continue to use a temporary crushing plant during 2015.

For calendar year 2015, Thompson Creek forecasts annual payable gold production of 220,000 to 240,000 ounces, an increase of approximately 25% to 35% over calendar year 2014 production of approximately 178,000 ounces.  Thompson Creek filed an updated technical report for the Mount Milligan mine in January 2015 that reflects 6.2 million ounces of estimated proven and probable gold reserves at $1,250/ounce gold, up from 6.0 million ounces in the previous technical report. The updated mineral reserve estimates include forecasted average annual gold production of approximately 285,800 ounces in calendar years 2015 through 2019, which is a 9% increase over the previous technical report annual estimates for the first six years of gold production.  Life of mine average annual gold production is now estimated to be 186,700 ounces.

During the quarter ended December 31, 2014, RGLD Gold purchased approximately 13,000 ounces of physical gold, consisting of approximately 6,300 ounces from the final settlement of Thompson Creek’s sixth and seventh shipments from the Mount Milligan mine and approximately 6,700 ounces upon provisional payment relating to Thompson Creek’s tenth, eleventh and twelfth shipments.  RGLD Gold sold approximately 14,300 ounces of gold during the period at an average price of $1,208 per ounce, and had approximately 4,800 ounces of gold in inventory as of December 31, 2014.

Deliveries of gold to RGLD Gold are based on gold ounces shipped in concentrates from Mount Milligan multiplied by a 97% payable factor. Under the purchase and sale agreement, the first 12 concentrate shipments from Mount Milligan are subject to gold deliveries based on the receipt of provisional and final settlements under each smelter contract. For shipments 9-12, 25% of the gold ounces delivered to RGLD Gold were delivered based on receipt of the provisional payment under each smelter contract, and 75% of the gold ounces will be delivered upon final settlement under each contract.  The twelfth shipment was made in November 2014 and all subsequent shipments will require gold deliveries to be made upon final settlement of the contracts but not to exceed five months from the Bill of Lading date.

Deliveries to RGLD Gold can be affected by several factors that make it difficult to calculate our quarterly Mount Milligan revenue based solely on Thompson Creek’s reported quarterly production, including the timing of Thompson Creek’s concentrate shipments and the provisional and final settlement terms applicable to each shipment, neither of which are known to RGLD Gold prior to the shipment date.

RGLD Gold currently sells most of the delivered gold within three weeks of receipt, and recognizes revenue on its streaming transactions when the metal received is sold.

Mulatos

Production at Mulatos decreased 14% over the prior year quarter as the mine transitioned between high grade ore bodies, and a slower than anticipated commissioning of the upgraded mill circuit impacted high grade gold production.

The upgrades to the mill circuit, completed in early October 2014, are designed to optimize recoveries from the various ore types within San Carlos to ensure the budgeted recovery of 75% is achievable. While the mill improvements were ongoing in the September 2014 quarter, Alamos stockpiled high grade development ore from the San Carlos deposit. At the end of the September 2014 quarter, the stockpile reached a total of 25,000 tonnes, with average grades above the current mineral reserve grade.  The upgraded mill circuit began processing the high grade stockpile during the first week of October 2014.

Peñasquito

Gold, silver and lead production decreased 14%, 18% and 37%, respectively, while reported zinc production increased by 19%, over the prior year quarter.  Goldcorp forecasts gold production of 700,000 to 750,000 ounces at Peñasquito for calendar year 2015, which is an increase of approximately 20% to 30% over calendar 2014 gold production.  Goldcorp expects relatively low first quarter calendar 2015 production followed by steady production growth over the course of calendar 2015 as mining continues deeper into higher-grade portions of the Peñasco pit at Peñasquito.

Goldcorp reports that the Pre-Feasibility Studies for the Concentrate Enrichment Process and Pyrite Leach Process were essentially complete at the end of calendar 2014 and are undergoing internal review. Goldcorp indicated that the preliminary economic results continue to demonstrate the robust economics of these projects and their potential to significantly increase the mine life at Peñasquito. The two projects are being integrated as they enter the feasibility study phase, which is expected to commence by the end of the first quarter and be completed in early calendar 2016.

Robinson

Gold and copper production decreased 41% and 13%, respectively, over the prior year quarter.  KGHM completed mining in the Kimbley pit in October 2014, and ore is now being delivered from the Ruth 2 East pit, which KGHM expects can be blended or sent directly to the mill with improved processing results.  In calendar 2015, ore is anticipated to be mined from the Ruth East, Ruth North and Ruth West pits.

Voisey’s Bay

Nickel production decreased 31%, while reported copper production increased 14%, over the prior year quarter.  In July, Long Harbour achieved a major milestone with the production of the first finished nickel from the facility. Initially, Long Harbour will process primarily nickel matte from PT Vale Indonesia, and transition to processing solely concentrate from Voisey´s Bay at a later stage.

In anticipation of the transition from processing Voisey’s Bay nickel concentrates at Vale’s Sudbury and Thompson smelters to processing at the Long Harbour hydrometallurgical plant, the Company has engaged in discussions with Vale concerning calculation of the royalty once Voisey’s Bay nickel concentrates are processed at Long Harbour.  Vale proposed a calculation of the royalty that the Company estimates could result in the substantial reduction of royalty payable to the Company on Voisey’s Bay nickel concentrates processed at Long Harbour.  While the Company may continue to engage in discussions concerning calculation of the royalty on nickel concentrates processed at Long Harbour, there is no guaranty that the Company and Vale will reach agreement on the proper calculation under the terms of the royalty agreement.  If no agreement is reached, the Company intends to vigorously pursue all legal remedies to ensure the appropriate calculation of the royalty and to enforce our royalty interests at Voisey’s Bay.  See Note 12 to the consolidated financial statements for discussion of litigation between the Company and Vale.

Results of Operations

Quarter Ended December 31, 2014, Compared to Quarter Ended December 31, 2013

For the quarter ended December 31, 2014, we recorded a net loss attributable to Royal Gold stockholders of $6.5 million, or ($0.10) per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $10.7 million, or $0.16 per basic and diluted share, for the quarter ended December 31, 2013.  The decrease in our earnings per share was primarily attributable to impairment charges of approximately $29.6 million (including a royalty receivable write down of $3.0 million) on certain non-principal royalty interests, as discussed further below.  This decrease was partially offset by an increase in our revenue, which is also discussed below.  The effect of the impairment charges during the quarter ended December 31, 2014, was $0.34 per basic share, after taxes.

For the quarter ended December 31, 2014, we recognized total revenue of $61.3 million, which is comprised of royalty revenue of $44.0 million and stream revenue of $17.3 million, at an average gold price of $1,201 per ounce, an average silver price of $16.50 per ounce, an average nickel price of $7.17 per pound and an average copper price of $3.00 per pound.  This is compared to total revenue of $52.8 million for the three months ended December 31, 2013, which was comprised of royalty revenue of $50.1 million and stream revenue of $2.6 million, at an average gold price of $1,276 per ounce, an average silver price of $20.82 per ounce, an average nickel price of $6.31 per pound and an average copper price of $3.24 per pound for the quarter ended December 31, 2013.  Revenue and the corresponding production attributable to our royalty and stream interests for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Quarter Ended December 31, 2014 and 2013

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		December 31, 2014			December 31, 2013
			Reported			Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream:
Mount Milligan(2)	Gold	$17,318	14,300	oz.	$2,638	2,100	oz.
Royalty:
Andacollo	Gold	$9,594	10,500	oz.	$11,736	12,500	oz.
Peñasquito		$5,573			$7,003
	Gold		125,000	oz.		145,800	oz.
	Silver		5.1	Moz.		6.2	Moz.
	Lead		29.5	Mlbs.		47.1	Mlbs.
	Zinc		84.0	Mlbs.		70.3	Mlbs.
Voisey’s Bay		$6,117			$5,900
	Nickel		19.6	Mlbs.		28.5	Mlbs.
	Copper		30.1	Mlbs.		26.4	Mlbs.
Cortez	Gold	$5,001	60,400	oz.	$1,078	8,300	oz.
Holt	Gold	$2,676	14,300	oz.	$2,717	12,900	oz.
Robinson		$1,464			$2,287
	Gold		5,100	oz.		8,700	oz.
	Copper		19.3	Mlbs.		22.1	Mlbs.
Mulatos	Gold	$2,001	34,500	oz.	$2,477	40,200	oz.
Other(3)	Various	$11,560	N/A		$16,949	N/A
Total Revenue		$61,304			$52,785

(1)       Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the three months ended December 31, 2014 and 2013, as reported to us by the operators of the mines, and may differ from the operators’ public reporting.

(2)       During the three months ended December 31, 2014, Thompson Creek reported production of 41,000 ounces of payable gold at Mount Milligan, and the Company sold approximately 14,300 ounces of gold at an average gold sale price of $1,208 per ounce and had approximately 4,800 ounces of gold in inventory as of December 31, 2014.  Production began at Mount Milligan during the fourth quarter of calendar 2013.

(3)       Individually, no royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the quarter ended December 31, 2014, compared with the quarter ended December 31, 2013, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan.  Our royalty revenue decreased during the quarter ended December 31, 2014, compared with the quarter ended December 31, 2013, due to decreases in the average gold, silver and copper prices and due to production decreases primarily at Andacollo, Peñasquito and Voisey’s Bay (nickel), partially offset by increased production at Cortez.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty and stream interests.

Cost of sales were approximately $6.2 million for the three months ended December 31, 2014, compared to $0.9 million for the three months ended December 31, 2013.  Cost of sales is specific to our stream agreement for Mount Milligan, which began production during the fourth quarter of calendar 2013, and is the result of the Company’s purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

General and administrative expenses increased to $8.5 million for the three months ended December 31, 2014, from $4.7 million for the three months ended December 31, 2013.  The increase was primarily due to the recognition of an allowance on an outstanding receivable associated with our Wolverine interest of approximately $3.0 million, which is discussed further in Note 3 of our notes to consolidated financial statements.  The Company will continue to pursue collection of all past due payments.

Depreciation, depletion and amortization decreased to $20.3 million for the quarter ended December 31, 2014, from $22.7 million for the quarter ended December 31, 2013.  The decrease was primarily attributable to a decrease in production at Andacollo, Voisey’s Bay and certain of our non-principal producing royalty interests.  The decrease was partially offset by an increase in production at our Mount Milligan stream interest.

Impairment of royalty and stream interests was $26.6 million for the quarter ended December 31, 2014.  The impairment charges were the result of our regular impairment analysis conducted during the three months ended December 31, 2014, and was primarily due to the presence of impairment indicators on a non-principal producing royalty interest, Wolverine.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on the impairment.

During the quarter ended December 31, 2014, we recognized an income tax benefit totaling $1.8 million compared with income tax expense of $6.3 million during the quarter ended December 31, 2013.  This resulted in an effective tax rate of 22.4% in the current period, compared with 36.9% in the quarter ended December 31, 2013.  The decrease in the effective tax rate for the three months ended December 31, 2014, is primarily attributable to (i) the impairment charge on the Wolverine royalty interest and the corresponding tax benefit, (ii) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (iii) a decrease in tax expense related to earnings from non-U.S. subsidiaries, and (iv) a valuation allowance release as a result of the strengthening U.S. dollar.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 12 to the notes to consolidated financial statements in the Company’s Fiscal 2014 10-K.

Six Months Ended December 31, 2014, Compared to Six Months Ended December 31, 2013

For the six months ended December 31, 2014, we recorded net income attributable to Royal Gold stockholders of $12.1 million, or $0.19 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $25.9 million, or $0.40 per basic and diluted share, for the six months ended December 31, 2013.  The decrease in our earnings per share was primarily attributable to impairment charges of approximately $31.3 million (including a royalty receivable write down of $3.0 million) on certain non-principal royalty interests, as discussed further below.  This decrease was partially offset by an increase in our revenue, which is also discussed below.  The effect of the impairment charges during the six months ended December 31, 2014, was $0.37 per basic share, after taxes.

For the six months ended December 31, 2014, we recognized total revenue of $130.3 million, which is comprised of royalty revenue of $93.3 million and stream revenue of $37.0 million, at an average gold price of $1,243 per ounce, an average silver price of $18.14 per ounce, an average nickel price of $7.80 per pound and an average copper price of $3.09 per pound.  This is compared to total royalty revenue of $109.3 million for the six months ended December 31, 2013, which is comprised of royalty revenue of $106.6 million and stream revenue of $2.6 million, at an average gold price of $1,302 per ounce, an average silver price of $21.07 per ounce, an average nickel price of $6.31 per pound and an average copper price of $3.23 per pound for the six months ended December 31, 2013.  Revenue and the corresponding production attributable to our royalty and stream interests for the six months ended December 31, 2014 compared to the six months ended December 31, 2013 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Six Months Ended December 31, 2014 and 2013

(In thousands, except reported production ozs. and lbs.)

		Six Months Ended			Six Months Ended
		December 31, 2014			December 31, 2013
			Reported			Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream:
Mount Milligan(2)	Gold	$36,975	29,700	oz.	$2,638	2,100	oz.
Royalty:
Andacollo	Gold	$20,093	21,500	oz.	$28,892	29,900	oz.
Peñasquito		$12,684			$13,561
	Gold		268,100	oz.		247,300	oz.
	Silver		11.6	Moz.		12.7	Moz.
	Lead		70.8	Mlbs.		86.9	Mlbs.
	Zinc		169.4	Mlbs.		143.8	Mlbs.
Voisey’s Bay		$11,726			$12,934
	Nickel		36.7	Mlbs.		56.9	Mlbs.
	Copper		52.1	Mlbs.		61.2	Mlbs.
Cortez	Gold	$9,736	119,900	oz.	$1,519	14,000	oz.
Holt	Gold	$5,835	29,100	oz.	$6,604	29,900	oz.
Robinson		$3,734			$3,886
	Gold		11,700	oz.		17,900	oz.
	Copper		45.4	Mlbs.		39.8	Mlbs.
Mulatos	Gold	$3,763	62,800	oz.	$5,178	81,800	oz.
Other(3)	Various	$25,784	N/A		$34,060	N/A
Total Revenue		$130,330			$109,272

(1)       Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the six months ended December 31, 2014 and 2013, as reported to us by the operators of the mines, and may differ from the operators public reporting.

(2)      During the six months ended December 31, 2014, Thompson Creek reported production of 101,400 ounces of payable gold at Mount Milligan, and the Company sold approximately 29,600 ounces of gold at an average gold sale price of $1,246 per ounce and had approximately 4,800 ounces of gold in inventory as of December 31, 2014.  Production began at Mount Milligan during the fourth quarter of calendar 2013.

(3)       Individually, no royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the six months ended December 31, 2014, compared with the six months ended December 31, 2013, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan.  Our royalty revenue decreased during the six months ended December 31, 2014, compared with the six months ended December 31, 2013, due to decreases in the average gold, silver and copper prices and due to production decreases primarily at Andacollo, Mulatos and Voisey’s Bay, partially offset by increased production at Cortez.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

Cost of sales were approximately $12.9 million for the six months ended December 31, 2014, compared to $0.9 million for the six months ended December 31, 2013.  Cost of sales is specific to our stream agreement for Mount Milligan, which began production during the fourth quarter of calendar 2013, and is the result of the Company’s purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

General and administrative expenses increased to $15.7 million for the six months ended December 31, 2014, from $11.2 million for the six months ended December 31, 2013.  The increase was primarily due to the recognition of an allowance on an outstanding receivable associated with our Wolverine interest of approximately $3.0 million, an increase in non-cash stock based compensation expense, an increase in legal fees for various corporate matters and an increase in consulting fees associated with our business development activities.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on the Wolverine royalty receivable write down.  The Company will continue to pursue collection of all past due payments.

Depreciation, depletion and amortization decreased to $42.5 million for the six months ended December 31, 2014, from $45.1 million for the six months ended December 31, 2013.  The decrease was primarily attributable to a decrease in production at Andacollo, Mulatos, Voisey’s Bay and certain of our non-principal producing royalty interests.  The decrease was partially offset by an increase in production at our Mount Milligan stream interest.

Impairment of royalty and stream interests was $28.3 million for the six months ended December 31, 2014.  The impairment charges were the result of our regular impairment analysis conducted during the three months ended December 31, 2014, and was primarily due to the presence of impairment indicators on a non-principal producing royalty interest, Wolverine.  The Company also determined during the three months ended September 30, 2014, that a non-principal production stage royalty interest and one exploration stage royalty interest should be written down to zero for an impairment charge of $1.8 million. Refer to Note 3 of our notes to consolidated financial statements for further discussion on the impairments.

During the six months ended December 31, 2014, we recognized income tax expense totaling $2.1 million compared with $11.2 million during the six months ended December 31, 2013.  This resulted in an effective tax rate of 14.5% in the current period, compared with 30.0% during the six months ended December 31, 2013.  The decrease in the effective tax rate for the six months ended December 31, 2014, is primarily attributable to (i) the impairment charge on the Wolverine royalty interest and corresponding tax benefit, (ii) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (iii) a decrease in tax expense related to earnings from non-U.S. subsidiaries, (iv) a valuation allowance release as a result of the strengthening U.S. dollar, and (v) a decrease in tax expense due to the Chilean tax legislation enacted in the quarter ended September 30, 2014 and the re-measurement of the Chilean long term deferred tax asset to the higher corporate income tax rate.  Excluding the enactment of the Chilean tax legislation during the three months ended September 30, 2014, and impairment charge during the three months ended December 31, 2014, the effective tax rate for the six months ended December 31, 2014, would have been 26.9%.   For a complete discussion of the factors that influence our effective tax rate, refer to Note 12 to the notes to consolidated financial statements in the Company’s Fiscal 2014 10-K.

Liquidity and Capital Resources

Overview

At December 31, 2014, we had current assets of $751.9 million compared to current liabilities of $19.5 million for a current ratio of 39 to 1.  This compares to current assets of $736.0 million and current liabilities of $22.5 million at June 30, 2014, resulting in a current ratio of approximately 33 to 1.  The increase in our current ratio was primarily attributable to an increase in our cash and equivalents during the period.  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended December 31, 2014, liquidity needs were met from $61.3 million in revenue and our available cash resources.  As of December 31, 2014, the Company had $450 million available and no amounts outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant as of December 31, 2014.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of royalty and stream interests, including the remaining commitments incurred in connection with the Phoenix Gold and Ilovitza stream acquisitions.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial royalty and stream interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2014 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $82.3 million for the six months ended December 31, 2014, compared to $70.2 million for the six months ended December 31, 2013.  The increase was primarily due to an increase in proceeds received from our streaming interests, net of production taxes, of approximately $12.8 million.

Investing Activities

Net cash used in investing activities totaled $39.3 million for the six months ended December 31, 2014, compared to cash used in investing activities of $48.1 million for the six months ended December 31, 2013.  The decrease in cash used in investing activities is primarily due to a decrease in funding for royalty or stream acquisitions.  The Company made $32.2 million in commitment payments during the three months ended December 31, 2014, as part of the Phoenix Gold stream acquisition.  The Company made its final commitment payment to Thompson Creek ($12.9 million) as part of the Mount Milligan gold stream acquisition during the quarter ended September 30, 2013.  The Company also acquired a royalty on the El Morro copper-gold project for $35 million during the prior year period.

Financing Activities

Net cash used in financing activities totaled $27.4 million for the six months ended December 31, 2014, compared to cash used in financing activities of $26.8 million for the six months ended December 31, 2013.  The increase in cash used in financing activities is primarily attributable to an increase in the common stock dividend payment, which was the result of an increase in the dividend rate when compared to the same period of the prior year.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three and six months ended December 31, 2014.

Critical Accounting Policies

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable.  The recoverability of the carrying value of royalty and stream interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty and stream interest property using estimates of proven and probable reserves and other relevant information received from the operators.  We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus affecting the future recoverability of our royalty interests.  Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Our estimates of gold, silver, copper, nickel and other metal prices, operators’ estimates of proven and probable reserves related to our royalty or streaming properties, and operators’ estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties.  Although we have made our best assessment of these factors based on current market conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on impairments of royalty interests.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold royalty and stream interests; effective tax rate estimates; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty and stream interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•                  changes in gold and other metals prices on which our royalty and stream interests are paid or changes in prices of the primary metals mined at properties where we hold royalty and stream interests;

•                  the production at or performance of properties where we hold royalty and stream interests;

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

•                  decisions and activities of the operators of properties where we hold royalty and stream interests;

•                  liquidity or other problems our operators may encounter;

•                  hazards and risks at the properties where we hold royalty and stream interests that are normally associated with developing and mining properties, including unanticipated grade and geological, metallurgical, processing or other problems, mine operating and ore processing facility problems, pit wall or tailings dam failures, industrial accidents, environmental hazards and natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

•                  changes in operators’ mining, processing and treatment techniques may change the production of minerals subject to our royalty and stream interests;

•                  changes in the methodology employed by our operators to calculate our royalty and stream interests in accordance with the agreements that govern them;

•                  changes in project parameters as plans of the operators of properties where we hold royalty and stream interests are refined;

•                  changes in estimates of reserves and mineralization by the operators of properties where we hold royalty and stream interests;

•                  contests to our royalty and stream interests and title and other defects to the properties where we hold royalty and stream interests;

•                  economic and market conditions;

•                  future financial needs;

•                  federal, state and foreign legislation governing us or the operators of properties where we hold royalty and stream interests;

•                  the availability of royalty and stream interests for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•                  our ability to make accurate assumptions regarding the valuation, timing and amount of revenue to be derived from our royalty and stream interests when evaluating acquisitions;

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

•                  changes in laws governing us, the properties where we hold royalty and stream interests or the operators of such properties;

•                  risks associated with issuances of additional common stock or incurrence of indebtedness in connection with acquisitions or otherwise including risks associated with the issuance and conversion of convertible notes;

•                  acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the properties where we hold royalty and stream interests;

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty interests and reduce our revenues.  Certain contracts governing our royalty interests have features that may amplify the negative effects of a drop in metal prices,” under Part I, Item 1A of our Fiscal 2014 10-K, for more information that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

During the six month period ended December 31, 2014, we reported revenue of $130.3 million, with an average gold price for the period of $1,243 per ounce, an average silver price of $18.14 per ounce, an average copper price of $3.09 per pound and an average nickel price of $7.80 per pound.  Approximately 77% of our total recognized revenues for the six months ended December 31, 2014 were attributable to gold sales from our gold producing royalty and stream interests, as shown within the MD&A.  For the six months ended December 31, 2014, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $10.8 million and $10.7 million, respectively.

Approximately 8% of our total reported revenues for the six months ended December 31, 2014 was attributable to copper sales from our copper producing royalty interests.  For the six months ended December 31, 2014, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.3 million.

Approximately 7% of our total reported revenues for the six months ended December 31, 2014 was attributable to nickel sales from our nickel producing royalty interests.  For the six months ended December 31, 2014, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.9 million.

Approximately 4% of our total reported revenues for the six months ended December 31, 2014 was attributable to silver sales from our silver producing royalty interests.  For the six months ended December 31, 2014, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $0.6 million.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2014, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion of developments on the litigation associated with our Voisey’s Bay royalty.

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

ROYAL GOLD, INC.

Date: January 29, 2015	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2015	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1*

Second Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 11, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*      Furnished herewith.