Form 10-Q
period 2015-03-31
ROYAL GOLD INC
filed 2015-04-30
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

There were 65,187,520 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 23, 2015.  In addition, as of such date, there were 4,482 exchangeable shares of RG Exchangeco Inc. outstanding which are exchangeable at any time into shares of the Company’s common stock on a one-for-one basis and entitle their holders to voting, dividend and other rights economically equivalent to those of the Company’s common stock.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	March 31,	June 30,
	2015	2014
ASSETS
Cash and equivalents	$715,228	$659,536
Royalty receivables	39,486	46,654
Income tax receivable	—	21,947
Prepaid expenses and other	4,911	7,840
Total current assets	759,625	735,977

Royalty and stream interests, net (Note 3)	2,109,702	2,109,067
Available-for-sale securities (Note 4)	5,619	9,608
Other assets	35,081	36,892
Total assets	$2,910,027	$2,891,544

LIABILITIES
Accounts payable	2,205	3,897
Dividends payable	14,342	13,678
Income tax payable	3,170	—
Foreign withholding taxes payable	198	2,199
Other current liabilities	5,791	2,730
Total current liabilities	25,706	22,504

Debt (Note 5)	319,484	311,860
Deferred tax liabilities	135,666	169,865
Uncertain tax positions (Note 9)	15,461	13,725
Other long-term liabilities	694	1,033
Total liabilities	497,011	518,987

Commitments and contingencies (Note 12)

EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 65,029,065 and 64,578,401 shares outstanding, respectively	650	646
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,802,167 and 1,426,792 redeemed shares, respectively	197	16,718
Additional paid-in capital	2,168,675	2,147,650
Accumulated other comprehensive loss	(4,149)	(160)
Accumulated earnings	184,644	189,871
Total Royal Gold stockholders’ equity	2,350,017	2,354,725
Non-controlling interests	62,999	17,832
Total equity	2,413,016	2,372,557
Total liabilities and equity	$2,910,027	$2,891,544

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenue	$74,110	$57,748	$204,439	$167,020

Costs and expenses
Cost of sales	10,542	1,940	23,452	2,875
General and administrative	5,545	3,866	21,197	15,093
Production taxes	935	1,723	4,356	5,110
Exploration Costs	155	—	155	—
Depreciation, depletion and amortization	24,783	21,605	67,273	66,676
Impairment of royalty and stream interests	—	—	28,339	—
Total costs and expenses	41,960	29,134	144,772	89,754

Operating income	32,150	28,614	59,667	77,266

Interest and other income	435	1,837	714	1,986
Interest and other expense	(6,433)	(5,990)	(19,502)	(17,580)
Income before income taxes	26,152	24,461	40,879	61,672

Income tax expense	(1,041)	(3,980)	(3,172)	(15,133)
Net income	25,111	20,481	37,707	46,539
Net income attributable to non-controlling interests	(97)	(338)	(559)	(535)
Net income attributable to Royal Gold common stockholders	$25,014	$20,143	$37,148	$46,004

Net income	$25,111	$20,481	$37,707	$46,539
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available-for-sale securities	(2,168)	(127)	(3,988)	(2,415)
Comprehensive income	22,943	20,354	33,719	44,124
Comprehensive income attributable to non-controlling interests	(97)	(338)	(559)	(535)
Comprehensive income attributable to Royal Gold stockholders	$22,846	$20,016	$33,160	$43,589

Net income per share available to Royal Gold common stockholders:

Basic earnings per share	$0.38	$0.31	$0.57	$0.71
Basic weighted average shares outstanding	65,033,547	64,963,605	64,999,331	64,895,464
Diluted earnings per share	$0.38	$0.31	$0.57	$0.71
Diluted weighted average shares outstanding	65,129,362	65,082,780	65,122,313	65,012,901
Cash dividends declared per common share	$0.22	$0.21	$0.65	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$37,707	$46,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	67,273	66,676
Non-cash employee stock compensation expense	3,660	1,289
Gain on distribution to non-controlling interest	—	(259)
Amortization of debt discount	7,624	7,138
Impairment of royalty and stream interests	28,339	—
Tax benefit of stock-based compensation exercises	(74)	(320)
Deferred tax benefit	(34,199)	(13,002)
Changes in assets and liabilities:
Royalty receivables	7,168	8,175
Prepaid expenses and other assets	4,471	12,329
Accounts payable	(1,742)	194
Foreign withholding taxes payable	(2,001)	(11,533)
Income taxes payable (receivable)	25,191	(4,551)
Other liabilities	4,777	2,411
Net cash provided by operating activities	$148,194	$115,086

Cash flows from investing activities:
Acquisition of royalty and stream interests	(60,341)	(79,692)
Tulsequah stream termination	10,000	—
Other	(71)	227
Net cash used in investing activities	$(50,412)	$(79,465)

Cash flows from financing activities:
Net proceeds from issuance of common stock	775	561
Common stock dividends	(41,712)	(39,706)
Purchase of additional royalty interest from non-controlling interest	—	(11,522)
Debt issuance costs	—	(1,284)
Distribution to non-controlling interests	(1,227)	(1,913)
Tax expense of stock-based compensation exercises	74	320
Net cash used in financing activities	$(42,090)	$(53,544)
Net increase (decrease) in cash and equivalents	55,692	(17,923)
Cash and equivalents at beginning of period	659,536	664,035
Cash and equivalents at end of period	$715,228	$646,112

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and nine months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission on August 7, 2014 (“Fiscal 2014 10-K”).

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

Our estimates of gold, silver, copper, nickel and other metal prices, operators’ estimates of proven and probable reserves related to our royalty or streaming properties, and operators’ estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties.  Although we have made our best assessment of these factors based on current market conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests.  Refer to Note 3 for discussion and the results of our quarterly impairment assessments for the three and nine months ended March 31, 2015.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis.  This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models.  In particular, the update will change how companies determine whether limited partnerships or similar entities are variable interest entities (“VIEs”).  The update is effective for us in the first quarter of our fiscal year 2016.  We are currently evaluating the impact of this new standard on our consolidated financial statements.

2.             ACQUISITIONS

Acquisition of Gold Stream on Euromax’s Ilovitza Project

On October 20, 2014, RGLD Gold AG (“RGLD Gold”), a wholly owned subsidiary of the Company, entered into a $175.0 million gold stream transaction with Euromax Resources Ltd (“Euromax”) that will finance a definitive feasibility study, permitting work, early stage engineering and a significant portion of the construction at Euromax’s Ilovitza gold-copper project located in southeast Macedonia.  RGLD Gold will make two advance deposit payments to Euromax totaling $15.0 million, which will be used for completion of the definitive feasibility study and permitting of the project, followed by payments aggregating $160 million towards project construction, in each case subject to certain conditions.  Payment of the first $7.5 million deposit was completed in March 2015.  Royal Gold’s decision to proceed with the second $7.5 million deposit and the construction payments is conditioned upon, among other things, its satisfaction with the progress of definitive feasibility study and environmental evaluations, demonstrated project viability, and, in the case of the construction payments, sufficient project financing and permits to construct and operate the mine. The construction payments would be paid pro-rata with the balance of the project funding.  In exchange, Euromax will deliver physical gold equal to 25% of gold produced from the Ilovitza project until 525,000 ounces have been delivered, and 12.5% thereafter (in each case subject to adjustment).  RGLD Gold’s purchase price per ounce will be 25% of the spot price at the time of delivery.

The Ilovitza gold stream acquisition has been accounted for as an asset acquisition.  The $7.5 million paid as part of the aggregate pre-production commitment of $175 million, plus direct transaction costs, have been recorded as a development stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.

Tetlin Royalty Acquisitions and Peak Gold Joint Venture

On September 30, 2014, Royal Gold acquired a 2.0% net smelter return (“NSR”) royalty and a 3.0% NSR royalty held by private parties over areas comprising the Tetlin gold project located near Tok, Alaska, for total consideration of $6.0 million.  As discussed below, the Tetlin gold project is now held by Peak Gold LLC (“Peak Gold”), a joint venture between subsidiaries of Royal Gold and Contango ORE Inc.

The acquisition of the Tetlin royalties has been accounted for as an asset acquisition.  The total purchase price of $6.0 million, plus direct transaction costs, has been recorded as an exploration stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

On January 8, 2015, Royal Gold, through its wholly-owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), and Contango ORE, Inc., through its wholly-owned subsidiary CORE Alaska, LLC (together,

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

“Contango”),  entered into a limited liability company agreement for Peak Gold, a joint venture for exploration and advancement of the Tetlin gold project located near Tok, Alaska (the “Project”).  Contango contributed all of its assets relating to the Project to Peak Gold, including a mining lease and certain state of Alaska mining claims.  Royal Alaska contributed $5.0 million in cash to Peak Gold.  Contango will initially hold a 100% membership interest in Peak Gold. Royal Alaska has the right to obtain up to 40% of the membership interest in Peak Gold by making contributions of up to $30.0 million (including Royal Alaska’s initial $5.0 million contribution) in cash to Peak Gold by October 31, 2018.

Royal Alaska will act as the manager of Peak Gold.  As manager of Peak Gold, Royal Alaska is responsible for managing, directing and controlling the overall operations during the earn-in period, and thereafter, provided Royal Alaska holds at least a 40% interest.   Royal Alaska will act as manager unless and until it is unanimously removed or resigns that position in the manner provided in Peak Gold’s limited liability company agreement.

The Company follows the Accounting Standards Codification guidance for identification and reporting of entities for which control is achieved through means other than voting rights.  The guidance defines such entities as VIEs.  The Company has identified Peak Gold as a VIE, with Royal Alaska as the primary beneficiary, due to the legal structure and certain related factors of the limited liability company agreement for Peak Gold.  The Company determined that Peak Gold should be fully consolidated at fair value initially.  As of March 31, 2015, the preliminary fair value of the Company’s non-controlling interest is $45.7 million and is based on the underlying value of the mineral property assigned to Peak Gold, which is recorded as an exploration stage property within Royalty and stream interests, net on our consolidated balance sheets.  The fair value of the non-controlling interest and corresponding mineral property may change upon the Company’s completion of its fair value analysis.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.             ROYALTY AND STREAM INTERESTS

The following tables summarize the Company’s royalty and stream interests as of March 31, 2015 and June 30, 2014.

As of March 31, 2015 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage royalty interests:
Andacollo	$272,998	$(62,990)	$—	$210,008
Voisey’s Bay	150,138	(74,506)	—	75,632
Peñasquito	99,172	(22,266)	—	76,906
Mulatos	48,092	(31,362)	—	16,730
Holt	34,612	(13,092)	—	21,520
Robinson	17,825	(12,565)	—	5,260
Cortez	10,630	(9,883)	—	747
Other	495,763	(255,997)	(27,586)	212,180
Total production stage royalty interests	1,129,230	(482,661)	(27,586)	618,983

Production stage stream interests:
Mount Milligan	783,046	(27,185)	—	755,861
Total production stage royalty and stream interests	1,912,276	(509,846)	(27,586)	1,374,844

Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Other	67,017	—	—	67,017
Total development stage royalty interests	439,122	—	—	439,122
Total development stage stream interests	83,937	—	(603)	83,334
Total development stage royalty and stream interests	523,059	—	(603)	522,456

Exploration stage royalty interests	212,552	—	(150)	212,402
Total royalty and stream interests	$2,647,887	$(509,846)	$(28,339)	$2,109,702

As of June 30, 2014 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage royalty interests:
Andacollo	$272,998	$(56,147)	$—	$216,851
Voisey’s Bay	150,138	(67,377)	—	82,761
Peñasquito	99,172	(17,801)	—	81,371
Mulatos	48,092	(28,548)		19,544
Holt	34,612	(10,474)	—	24,138
Robinson	17,825	(11,887)		5,938
Cortez	10,630	(9,772)	—	858
Other	488,309	(232,913)	—	255,396
Total production stage royalty interests	1,121,776	(434,919)	—	686,857

Production stage stream interests:
Mount Milligan	783,046	(7,741)	—	775,305
Total production stage royalty and stream interests	1,904,822	(442,660)	—	1,462,162

Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Other	69,488	—	—	69,488
Total development stage royalty interests	441,593	—	—	441,593
Total development stage stream interests	41,103	—	—	41,103
Total development stage royalty and stream interests	482,696	—	—	482,696

Exploration stage royalty interests	164,209	—	—	164,209
Total royalty and stream interests	$2,551,727	$(442,660)	$—	$2,109,067

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Impairment of royalty and stream interests

In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each royalty or stream interest are measured and recorded to the extent that the carrying value in each royalty or stream interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows. As part of the Company’s regular asset impairment analysis, which included the presence of impairment indicators, the Company recorded impairment charges for the nine months ended March 31, 2015 and 2014, as summarized in the following table:

	For The Nine Months Ended
	March 31,	March 31,
	2015	2014
	(Amounts in thousands)
Wolverine(1)	$25,967	$—
Other	2,372	—
Total impairment of royalty and stream interests	$28,339	$—

(1)  Included in Other production stage royalty interests in the above royalty and stream interests table.

The Company did not record any impairment charges during the three months ended March 31, 2015 and 2014.

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

As part of the impairment determination, the fair value for Wolverine was estimated by calculating the net present value of the estimated future cash-flows expected to be generated by the mining of the Wolverine deposits subject to our royalty interest.  The estimates of future cash-flows were derived from a life-of-mine model developed by the Company using Yukon Zinc’s updated mine plan information.  The metal price assumptions used in the Company’s model were supported by consensus price estimates obtained from a number of industry analysts.  The future cash-flows were discounted using a discount rate which reflects specific market risk factors the Company associates with the Wolverine royalty interest.  Following the impairment charge during the three months ended December 31, 2014, the Wolverine royalty interest has a carrying value of $5.3 million as of March 31, 2015.

The Company had a royalty receivable of approximately $3.0 million associated with past due royalty payments on the Wolverine interest.  As a result of recent financial and operational results experienced by Yukon Zinc and their decision to put the mine on care and maintenance, the Company believes payment of the receivable is uncertain and provided for an allowance against the entire receivable as of December 31, 2014.  The expense associated with the allowance is recorded within General and administrative expense on the Company’s consolidated statements of operations and comprehensive income for the nine months ended March 31, 2015.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In March 2015, Yukon Zinc filed for, and was granted, creditor protection by the Supreme Court of British Columbia, Canada in a court monitored debtor-in-possession process.  Yukon Zinc has received court approval to initiate a sale process.  The Company will continue to pursue collection of all past due payments and protection of our royalty interest.  The Company did not recognize revenue associated with the Wolverine royalty interest during the three months ended March 31, 2015 and December 31, 2014.

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

4.             AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities as of March 31, 2015 and June 30, 2014 consist of the following:

	As of March 31, 2015
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	(3,982)	$5,583
Other	203	—	(167)	36
	$9,768	$—	$(4,149)	$5,619

	As of June 30, 2014
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	—	$9,565
Other	203	—	(160)	43
	$9,768	$—	$(160)	$9,608

The most significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011 and discussed in greater detail in our Fiscal 2014 10-K.  The

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s quarterly analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three and nine months ended March 31, 2015.  The Company recognized a loss on available-for-sale securities of $4.5 million during the fourth quarter of our fiscal year ended June 30, 2014.  The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.                                      DEBT

The Company’s non-current debt as of March 31, 2015 and June 30, 2014 consists of the following:

	As of	As of
	March 31, 2015	June 30, 2014
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$319,484	$311,860
Total debt	$319,484	$311,860

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and nine months ended March 31, 2015, was $5.6 million and $16.5 million, respectively, compared to $5.4 million and $16.0 million for the three and nine months ended March 31, 2014, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $450 million revolving credit facility.  As of March 31, 2015, the Company had no amounts outstanding under the revolving credit facility.  As discussed in Note 6 to the notes to consolidated financial statements in the Company’s Fiscal 2014 10-K, the Company has financial covenants associated with its revolving credit facility.  At March 31, 2015, the Company was in compliance with each financial covenant.  Refer to Note 13 for an update to our revolving credit facility.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.                                      REVENUE

Revenue is comprised of the following:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)
Royalty interests	$44,392	$51,795	$137,746	$158,429
Stream interests	29,718	5,953	66,693	8,591
Total revenue	$74,110	$57,748	$204,439	$167,020

7.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$112	$88	$331	$356
Stock appreciation rights	361	316	1,054	980
Restricted stock	637	389	1,964	2,437
Performance stock	(274)	(1,263)	311	(2,484)
Total stock-based compensation expense	$836	$(470)	$3,660	$1,289

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

As of March 31, 2015, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards was as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Stock options	$652	1.9
Stock appreciation rights	2,206	2.0
Restricted stock	5,936	3.3
Performance stock	1,001	1.6

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$25,014	$20,143	$37,148	$46,004
Weighted-average shares for basic EPS	65,033,547	64,963,605	64,999,331	64,895,464
Effect of other dilutive securities	95,815	119,175	122,982	117,437
Weighted-average shares for diluted EPS	65,129,362	65,082,780	65,122,313	65,012,901

Basic earnings per share	$0.38	$0.31	$0.57	$0.71

Diluted earnings per share	$0.38	$0.31	$0.57	$0.71

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

9.                                      INCOME TAXES

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)

Income tax expense	$1,041	$3,980	$3,172	$15,133
Effective tax rate	4.0%	16.3%	7.8%	24.5%

The decrease in the effective tax rate for the three and nine months ended March 31, 2015, is primarily related to a decrease in unrealized taxable foreign currency exchange gains and a favorable tax rate associated with certain operations in lower-tax jurisdictions. The decrease in the effective tax rate for the nine months ended March 31, 2015, is also attributable to (i) a valuation allowance release as a result of the strengthening U.S. dollar, (ii) a decrease in tax expense due to the Chilean tax legislation enacted in the quarter ended September 30, 2014 and the corresponding re-measurement of the Chilean long term deferred tax asset to the higher corporate income tax rate and (iii) the impairment charge on the Wolverine royalty interest and the corresponding tax benefit recorded in the quarter ended December 31, 2014. The decrease in tax expense was partially offset by an increase in current year tax expense due to the accrual for uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2010.  As a result of (i) statutes of limitation that will begin to expire within the next 12 months in various

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

jurisdictions, (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) additional accrual of exposure and interest on existing items, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will not decrease in the next 12 months.

As of March 31, 2015 and June 30, 2014, the Company had $15.5 million and $13.7 million of total gross unrecognized tax benefits, respectively.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2015 and June 30, 2014, the amount of accrued income-tax-related interest and penalties was $6.9 million and $5.4 million, respectively.

10.                               SEGMENT INFORMATION

The Company manages its business under a single operating segment, consisting of the acquisition and management of royalty and stream interests.  Royal Gold’s revenue and long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table.

	Revenue				Royalty and Stream Interests, net
	Three Months Ended		Nine Months Ended
	March 31,		March 31,		As of	As of
	2015	2014	2015	2014	March 31, 2015	June 30, 2014
Canada	50%	35%	47%	30%	51%	53%
United States	15%	16%	16%	15%	5%	3%
Mexico	15%	18%	14%	19%	6%	7%
Chile	12%	19%	15%	24%	31%	31%
Australia	3%	3%	3%	4%	2%	3%
Africa	1%	5%	1%	4%	1%	1%
Other	4%	4%	4%	4%	4%	2%

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	At March 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
United States treasury bills(1)	$329,990	$329,990	$329,990	$—	$—
Marketable equity securities(2)	$5,619	$5,619	$5,619	$—	$—
Total assets		$335,609	$335,609	$—	$—

Liabilities (In thousands):
Debt(3)	$396,484	$380,175	$380,175	$—	$—
Total liabilities		$380,175	$380,175	$—	$—

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

As of March 31, 2015, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty and stream interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.  Refer to Note 3 for discussion of inputs used to develop fair value for those royalty interests that were determined to be impaired during the nine months ended March 31, 2015.

12.                               COMMITMENTS AND CONTINGENCIES

Ilovitza Gold Stream Acquisition

As of March 31, 2015, the Company has a remaining commitment, subject to certain conditions, of $167.5 million as part of its Ilovitza gold stream acquisition in October 2014 (Note 2).

Phoenix Gold Project Stream Acquisition

The Company’s final commitment payment of $12.8 million as part of its Phoenix Gold Project stream acquisition was made in February 2015.  The Company has no remaining commitment payments as part of the Phoenix Gold Project stream.

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

On December 5, 2014, LNRLP filed amendments to its October 16, 2009 Statement of Claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited (“Vale Canada”) and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine.  LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey’s Bay began in late 2005, have indicated an intention to calculate the NSR in a manner LNRLP believes will violate the royalty agreement when Voisey’s Bay concentrates are processed at Vale’s new Long Harbour processing facility, and have breached their contractual duties of good faith and honest performance in several ways.  LNRLP requests an order in respect of the correct calculation of future payments, and damages for non-payment and underpayment of past royalties to the date of the claim, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase.

13.                               SUBSEQUENT EVENT

Amendment to Revolving Credit Facility

On April 29, 2015, the Company entered into Amendment No. 1 (the “Amendment”) to the Sixth Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014 (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company as guarantors, certain lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders.  Pursuant to the Amendment, the maximum availability under the Credit Agreement increased from $450 million to $650 million and the $150 million accordion feature was eliminated.  As of April 29, 2015, the Company had no amounts outstanding under the Credit Agreement.

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

As of March 31, 2015, the Company owned stream interests on one producing property and two development stage properties and owned royalty interests on 37 producing properties, 21 development stage properties and 135 exploration stage properties, of which the Company considers 47 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Except for one joint venture property (as discussed below), we do not conduct mining operations on the properties in which we hold royalty and streaming interests, and we are not required to contribute to capital costs, exploration costs, environmental costs or other mining, processing or other operating costs on those properties.  During the three months ended March 31, 2015, we focused on the management of our existing royalty and stream interests and the acquisition of royalty and stream interests.

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

For the three and nine months ended March 31, 2015 and 2014, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,218	85%	$1,293	72%	$1,235	80%	$1,299	70%
Silver ($/ounce)	$16.71	3%	$20.48	6%	$17.67	3%	$20.87	7%
Copper ($/pound)	$2.64	6%	$3.19	6%	$2.94	7%	$3.22	9%
Nickel ($/pound)	$6.50	1%	$6.64	10%	$7.38	5%	$6.42	8%
Other	N/A	5%	N/A	6%	N/A	5%	N/A	6%

Recent Business Developments

Peak Gold Joint Venture and Royalty Acquisitions

On January 8, 2015, Royal Gold, through its wholly-owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), and Contango ORE, Inc., through its wholly-owned subsidiary CORE Alaska, LLC (together, “Contango”),  entered into a limited liability company agreement for Peak Gold, LLC (“Peak Gold”), a joint venture for exploration and advancement of the Tetlin gold project located near Tok, Alaska (the “Tetlin Project”).  Contango contributed all of its assets relating to the Tetlin Project to Peak Gold, including a mining lease and certain state of Alaska mining claims.  Royal Alaska contributed $5.0 million in cash to Peak Gold.  Contango will initially hold a 100% membership interest in Peak Gold. Royal Alaska has the right to obtain up to 40% of the membership interest in Peak Gold by making contributions of up to $30.0 million (including Royal Alaska’s initial $5.0 million contribution) in cash to Peak Gold by October 31, 2018.  Royal Alaska will act as the manager of Peak Gold unless and until it is removed or resigns from that position in the manner provided in Peak Gold’s limited liability company agreement.  The Tetlin Project is situated partly on lands leased from the Native Village of Tetlin, a federally recognized Indian tribe (“Tetlin”).  By action of the Tetlin Tribal Council and Tetlin membership, Tetlin ratified the lease and agreed to stabilize the terms of the lease for its duration, including under circumstances where Tetlin seeks federal trust oversight of tribal lands subject to the lease.

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

Acquisition of Gold Stream on Euromax’s Ilovitza Project

On October 20, 2014, RGLD Gold, a wholly owned subsidiary of the Company, entered into a $175.0 million gold stream transaction with Euromax Resources Ltd (“Euromax”) that will finance a definitive feasibility study, permitting work, early stage engineering and a significant portion of the construction at Euromax’s Ilovitza gold-copper project located in southeast Macedonia.  RGLD Gold will make two advance deposit payments to Euromax totaling $15.0 million, which will be used for completion of the definitive feasibility study and permitting of the project, followed by payments aggregating $160 million towards project construction, in each case subject to certain conditions.  Payment of the first $7.5 million deposit was completed in March 2015.  RGLD Gold’s decision to proceed with the second $7.5 million deposit and the construction payments is conditioned upon, among other things, its satisfaction with the progress of definitive feasibility study and environmental evaluations, demonstrated project viability, and, in the case of the construction payments, sufficient project financing and permits to construct and operate the mine.  The construction payments would be paid pro-rata with the balance of the project funding.  In exchange, Euromax will deliver physical gold equal to 25% of gold produced from the Ilovitza project until 525,000 ounces have been delivered, and 12.5% thereafter (in each case subject to adjustment).  RGLD Gold’s purchase price per ounce will be 25% of the spot price at the time of delivery.

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

(1)       There have been approximately 248,000 cumulative payable ounces produced as of March 31, 2015.

(2)       The Mulatos royalty is capped at 2.0 million gold ounces of production.  Approximately 1.37 million cumulative ounces of gold have been produced as of March 31, 2015.

Principal Development Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.23% sliding-scale NSR
1.05% fixed rate royalty (copper)

Operators’ Production Estimates by Royalty and Stream Interest for Calendar 2015

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2015.  The following table shows such production estimates for our principal producing properties for calendar 2015 as well as the actual production reported to us by the various operators through March 31, 2015.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Estimated and Actual Production by Royalty and Stream Interest for Calendar 2015

Principal Producing Properties

For the period January 1, 2015 through March 31, 2015

	Calendar 2015 Operator’s Production			Calendar 2015 Operator’s Production
	Estimate(1,2)			Actual(3)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty/Stream	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo(4)	52,200	—	—	10,300	—	—
Cortez GSR1	104,100	—	—	48,200	—	—
Cortez GSR2	27,900	—	—	17,000	—	—
Cortez GSR3	132,000	—	—	65,200	—	—
Cortez NVR1	97,200	—	—	48,300	—	—
Holt	64,000	—	—	16,200	—	—
Mount Milligan(5)	220,000-240,000	—	—	46,100	—	—
Mulatos(6)	150,000-170,000	—	—	N/A	—	—
Penasquito(7,8)	700,000-750,000	24-26 million	—	155,600	—	—
Lead(7,8)			175-185 million			N/A
Zinc(7,8)			400-415 million			N/A

(1)       There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2014 10-K for information regarding factors that could affect actual results.

(2)       The operators of our Voisey’s Bay and Robinson royalty interests did not release public production guidance for calendar 2015.

(3)       Actual production figures for Andacollo and Cortez are based on information provided to us by the operators, and actual production figures for Holt, Mount Milligan, Mulatos and Peñasquito (gold) are the operators’ publicly reported figures.

(4)       The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(5)       The estimated and actual production figures shown for Mount Milligan are payable gold in concentrate.

(6)       Actual production was not available from the operator as of the date of this report.

(7)       The estimated gold and silver production figures reflect payable gold and silver in concentrate and doré, while the estimated lead and zinc production figures reflect payable metal in concentrate.

(8)       The actual gold production figure for gold reflects payable gold in concentrate and doré as reported by the operator.  The actual production for silver, lead and zinc were not publicly available.  The Company’s royalty interest at Peñasquito includes gold, silver, lead and zinc.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

Gold production decreased 8% over the prior year quarter primarily due to failure of the tailing thickener and planned maintenance activities.

Revenue recognized during the quarter was also influenced by concentrate produced in the fourth calendar quarter of 2014.  During that time, production was impacted by harder ore and unplanned maintenance downtime.

Cortez

Production at Cortez increased 59% over the prior year quarter as surface mining activity increased at the Pipeline and Gap pits, where our royalty applies, while no significant mining activity occurred in these areas during the prior year quarter.  Barrick has indicated that mining in calendar 2015 will include Cortez Hills, which is not subject to our interest, and Crossroads pre-stripping.  As a result, tonnes processed subject to our interests are expected to be lower during the remainder of calendar 2015.

Holt

Production at Holt decreased 8% over the prior year quarter as both the amount of ore milled and the ore grade was lower.  Zone 4 contributed 70% of the ore and Zone 6 contributed the remainder.  Although lower than the December 2014 quarter, throughput of 1,200 tonnes per day was in line with the calendar 2014 production rate.  Mill recoveries were at their expected 95% level for the current quarter.

Mount Milligan

Thompson Creek reported production of 46,100 ounces of payable gold during the quarter, an increase of 18% over the prior year quarter. Throughput and production were impacted by frozen and plugged feeders and unscheduled mechanical issues. Thompson Creek has implemented action plans to address the issues. Mill throughput averaged 39,569 tonnes per day during the quarter, compared to 33,278 tonnes per day for the prior year quarter. Throughput improved during the last half of March 2015, achieving 50,000 to 54,000 tonnes per day.

During the quarter ended March 31, 2015, RGLD Gold purchased approximately 26,200 ounces of physical gold from the final settlement of Thompson Creek’s eighth, ninth, tenth and eleventh shipments from the Mount Milligan mine.  RGLD Gold sold approximately 24,200 ounces of gold during the period at an average price of $1,226 per ounce, and had approximately 6,800 ounces of gold in inventory as of March 31, 2015.

Deliveries to RGLD Gold AG can be affected by several factors that make it difficult to calculate our quarterly Mount Milligan revenue based solely on Thompson Creek’s reported quarterly production, including the timing of Thompson Creek’s concentrate shipments and the timing of final settlement applicable to each shipment.  Deliveries to RGLD Gold AG will be based on final settlement, subject to Thompson Creek’s smelter contracts, which can take 3-5 months after the concentrate is produced at the mine.  RGLD Gold AG receives physical metal within two days after final settlement occurs under each shipment. RGLD Gold currently sells most of the delivered gold within three weeks of receipt, and recognizes revenue on its streaming transactions when the metal received is sold.

Mulatos

Production attributable to our royalty interest at Mulatos increased 24% over the prior year quarter.  Alamos has indicated that higher mill grade, recovery and crusher throughput will more than offset lower heap leach grades in calendar 2015.  The production attributable to our royalty interest for the current quarter was also aided by the timing of final settlement of gold that was produced at the end of the fourth calendar quarter of 2014 but for which settlement with the refinery had not yet occurred.

Peñasquito

Goldcorp reported payable gold production of 155,600 ounces of gold for the current quarter, an increase of 20% over the prior year quarter.  Payable gold production subject to Royal Gold’s royalty interest, which lags Goldcorp’s reported production due to the timing of concentrate shipments, increased nearly 50% over the prior year quarter to approximately 174,000 ounces, while silver, lead and zinc production decreased by 16%, 13% and 8%, respectively, over the prior year quarter.  Goldcorp expects the gold production for calendar 2015 to be weighted to the second half of the calendar year as mining will move into the higher-grade portions of the Peñasco pit beginning next quarter.

In April 2015, Goldcorp reported that it had integrated its Concentrate Enrichment Process (“CEP”) and Pyrite Leach Process into a single Metallurgical Enhancement Project (“MEP”). The MEP has entered the feasibility study phase, which Goldcorp expects to be completed in early 2016.  Goldcorp indicated that the study is expected to form the basis of a new life-of-mine plan for Peñasquito, and could extend the mine life by more than 5 years through increased recoveries, the conversion of off-spec lead concentrates to on-spec, the conversion of copper from penalties to payables, and lower mining costs through minimization of re-handling and simplified mining of complex ores.

Robinson

Gold and copper production significantly increased over the prior year quarter. The increase in production is due to the planned mine sequence moving back to the higher-grade Ruth pit, compared to production from the Liberty pit in the prior year quarter.

Voisey’s Bay

Nickel production decreased 7%, as the Voisey’s Bay mill experienced unplanned maintenance in January to repair the SAG mill. The operation then returned to full production.  Copper production increased 8%.

Historically, Vale has supplied the Company with Voisey’s Bay nickel concentrate shipment data on a monthly basis, and copper concentrate shipment data on a quarterly basis.  This data has allowed us to estimate our Voisey’s Bay quarterly royalty revenue for financial reporting purposes.  We did not receive all of this data for the months relevant to the royalty payments due for the December 2014 and March 2015 quarters.  Consequently, our March 2015 quarterly revenue estimate is based on historic concentrate shipment data, as well as an adjustment to our estimated December 2014 quarterly revenue based upon the actual royalty payment received in February 2015.  Our March 2015 quarterly revenue estimate could require an adjustment in the June 2015 quarter once the actual royalty payment information is received from Vale in May 2015.  For future reporting periods, the Company intends to recognize Voisey’s Bay royalty revenue on a cash basis, or in the period in which actual payment information is received from Vale.  Accordingly, the revenue recognized for the Voisey’s Bay royalty for the June 2015 quarter may only include adjustments from the estimated March 2015 quarterly revenue.

Vale reported that it is processing a blend of nickel matte from its Indonesian operations and nickel concentrates from Voisey’s Bay at its new Long Harbour hydrometallurgical plant, and that it will process only Voisey’s Bay concentrate at Long Harbour as of the end of 2015.  Anticipating this transition, the Company has engaged in discussions with Vale concerning calculation of the royalty once Voisey’s Bay nickel concentrates are processed at Long Harbour.  Vale proposed a calculation of the royalty that the Company estimates could result in the substantial reduction of royalty payable to the Company on Voisey’s Bay nickel concentrates processed at Long Harbour.  While the Company may continue to engage in discussions concerning calculation of the royalty on nickel concentrates processed at Long Harbour, there is no guaranty that the Company and Vale will reach agreement on the proper calculation under the terms of the royalty agreement.  The Company is vigorously pursuing all legal remedies to ensure the appropriate calculation of the royalty and to enforce our royalty interests at Voisey’s Bay.  See Note 12 to the consolidated financial statements for discussion of litigation between the Company and Vale.

Results of Operations

Quarter Ended March 31, 2015, Compared to Quarter Ended March 31, 2014

For the quarter ended March 31, 2015, we recorded net income attributable to Royal Gold stockholders of $25.0 million, or $0.38 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $20.1 million, or $0.31 per basic and diluted share, for the quarter ended March 31, 2014.  The increase in our earnings per share was primarily attributable to an increase in our revenue and a decrease in our income tax expense, which are both discussed further below.

For the quarter ended March 31, 2015, we recognized total revenue of $74.1 million, which is comprised of royalty revenue of $44.4 million and stream revenue of $29.7 million, at an average gold price of $1,218 per ounce, an average silver price of $16.71 per ounce, an average nickel price of $6.50 per pound and an average copper price of $2.64 per pound.  This is compared to total revenue of $57.7 million for the three months ended March 31, 2014, which was comprised of royalty revenue of $51.8 million and stream revenue of $5.9 million, at an average gold price of $1,293 per ounce, an average silver price of $20.48 per ounce, an average nickel price of $6.64 per pound and an average copper price of $3.19 per pound for the quarter ended March 31, 2014.  Revenue and the corresponding production attributable to our royalty and stream interests for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Quarter Ended March 31, 2015 and 2014

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended		Three Months Ended
		March 31, 2015		March 31, 2014
			Reported		Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Stream:
Mount Milligan(2)	Gold	$29,718	24,200 oz.	$5,953	4,500 oz.
Royalty:
Andacollo	Gold	$8,507	9,500 oz.	$10,197	10,400 oz.
Peñasquito		$7,253		$7,262
	Gold		177,200 oz.		118,700 oz.
	Silver		6.0 Moz.		7.1 Moz.
	Lead		39.5 Mlbs.		45.3 Mlbs.
	Zinc		82.6 Mlbs.		90.1 Mlbs.
Cortez	Gold	$5,025	65,200 oz.	$3,021	41,100 oz.
Holt	Gold	$3,208	16,700 oz.	$3,848	17,600 oz.
Mulatos	Gold	$2,538	42,500 oz.	$2,162	34,400 oz.
Voisey’s Bay		$1,919		$6,311
	Nickel		17.2 Mlbs.		39.9 Mlbs.
	Copper		N/A		9.7 Mlbs.
Robinson		$1,866		$1,010
	Gold		10,800 oz.		3,900 oz.
	Copper		29.1 Mlbs.		10.7 Mlbs.
Other(3)	Various	$14,076	N/A	$17,984	N/A
Total Revenue		$74,110		$57,748

(1)       Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the three months ended March 31, 2015 and 2014, as reported to us by the operators of the mines, and may differ from the operators’ public reporting.

(2)       During the three months ended March 31, 2015, Thompson Creek reported production of approximately 46,100 ounces of payable gold at Mount Milligan, and the Company sold approximately 24,200 ounces of gold at an average gold sale price of $1,226 per ounce and had approximately 6,800 ounces of gold in inventory as of March 31, 2015.

(3)       Individually, no royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the quarter ended March 31, 2015, compared with the quarter ended March 31, 2014, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan.  Our royalty revenue decreased during the quarter ended March 31, 2015, compared with the quarter ended March 31, 2014, due to decreases in the average gold, silver, copper and nickel prices and due to production decreases primarily at Andacollo and estimated production decreases at Voisey’s Bay.  These decreases were partially offset by increased production at Cortez.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty and stream interests.

Cost of sales were approximately $10.5 million for the three months ended March 31, 2015, compared to $1.9 million for the three months ended March 31, 2014.  The increase is attributable to an increase in production at Mount Milligan.  Currently, cost of sales is specific to our stream agreement for Mount Milligan and is the result of the Company’s purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

General and administrative expenses increased to $5.6 million for the three months ended March 31, 2015, from $3.9 million for the three months ended March 31, 2014.  The increase was primarily due to an increase in non-cash stock based compensation expense of approximately $1.3 million as a result of management’s change in estimate for the number of performance shares that are expected to vest, when compared to the prior year quarter.

Depreciation, depletion and amortization increased to $24.8 million for the quarter ended March 31, 2015, from $21.6 million for the quarter ended March 31, 2014.  The increase was primarily attributable to an increase in production at Mount Milligan, which resulted in additional depletion expense of approximately $6.8 million.  The increase was partially offset by a decrease in production at Andacollo and Voisey’s Bay, which resulted in a reduction of depletion expense of approximately $3.3 million.

During the quarter ended March 31, 2015, we recognized an income tax expense totaling $1.0 million compared with income tax expense of $4.0 million during the quarter ended March 31, 2014.  This resulted in an effective tax rate of 4.0% in the current period, compared with 16.3% in the quarter ended March 31, 2014.  The decrease in the effective tax rate for the three months ended March 31, 2015, is primarily attributable to unrealized taxable foreign currency exchange gains and a favorable tax rate associated with certain operations in lower-tax jurisdictions.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 12 to the notes to consolidated financial statements in the Company’s Fiscal 2014 10-K.

Nine Months Ended March 31, 2015, Compared to Nine Months Ended March 31, 2014

For the nine months ended March 31, 2015, we recorded net income attributable to Royal Gold stockholders of $37.1 million, or $0.57 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $46.0 million, or $0.71 per basic and diluted share, for the nine months ended March 31, 2014.  The decrease in our earnings per share was primarily attributable to impairment charges of approximately $31.3 million (including a royalty receivable write down of $3.0 million) on certain non-principal royalty interests during the six months ended December 31, 2014, as discussed further below.  This decrease was partially offset by an increase in our revenue and a decrease in our income tax expense, which are also discussed below.  The effect of the earlier impairment charges on our nine months ended March 31, 2015 earnings per was share was $0.37 per basic share, after taxes.

For the nine months ended March 31, 2015, we recognized total revenue of $204.4 million, which is comprised of royalty revenue of $137.7 million and stream revenue of $66.7 million, at an average gold price of $1,235 per ounce, an average silver price of $17.67 per ounce, an average nickel price of $7.38 per pound and an average copper price of $2.94 per pound.  This is compared to total revenue of $167.0 million for the nine months ended March 31, 2014, which is comprised of royalty revenue of $158.4 million and stream revenue of $8.6 million, at an average gold price of $1,299 per ounce, an average silver price of $20.87 per ounce, an average nickel price of $6.42 per pound and an average copper price of $3.22 per pound for the nine months ended March 31, 2014.  Revenue and the corresponding production attributable to our royalty and stream interests for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Nine Months Ended March 31, 2015 and 2014

(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended			Nine Months Ended
		March 31, 2015			March 31, 2014
			Reported			Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream:
Mount Milligan(2)	Gold	$66,693	53,900	oz.	$8,591	6,600	oz.
Royalty:
Andacollo	Gold	$28,599	31,000	oz.	$39,089	40,400	oz.
Peñasquito		$19,936			$20,824
	Gold		445,300	oz.		366,000	oz.
	Silver		17.6	Moz.		19.8	Moz.
	Lead		110.2	Mlbs.		132.2	Mlbs.
	Zinc		252.0	Mlbs.		233.8	Mlbs.
Cortez	Gold	$14,761	185,100	oz.	$4,540	55,100	oz.
Voisey’s Bay		$13,645			$19,244
	Nickel		53.8	Mlbs.		96.8	Mlbs.
	Copper		44.0	Mlbs.		70.8	Mlbs.
Holt	Gold	$9,043	45,800	oz.	$10,452	47,500	oz.
Mulatos	Gold	$6,301	105,300	oz.	$7,340	116,200	oz.
Robinson		$5,600			$4,896
	Gold		22,500	oz.		21,800	oz.
	Copper		74.5	Mlbs.		50.5	Mlbs.
Other(3)	Various	$39,861	N/A		$52,044	N/A
Total Revenue		$204,439			$167,020

(1)             Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the nine months ended March 31, 2015 and 2014, as reported to us by the operators of the mines, and may differ from the operators’ public reporting.

(2)             During the nine months ended March 31, 2015, Thompson Creek reported production of approximately 147,500 ounces of payable gold at Mount Milligan, and the Company sold approximately 53,800 ounces of gold at an average gold sale price of $1,237 per ounce and had approximately 6,800 ounces of gold in inventory as of March 31, 2015.

(3)             Individually, no royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the nine months ended March 31, 2015, compared with the nine months ended March 31, 2014, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan.  Our royalty revenue decreased during the nine months ended March 31, 2015, compared with the nine months ended March 31, 2014, due to decreases in the average gold, silver and copper prices and due to production decreases primarily at Andacollo and estimated production decreases at Voisey’s Bay.  These decreases were partially offset by increased production at Cortez.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

Cost of sales were approximately $23.5 million for the nine months ended March 31, 2015, compared to $2.9 million for the nine months ended March 31, 2014.  The increase is attributable to an increase in production at Mount Milligan.  Currently, cost of sales is specific to our stream agreement for Mount Milligan and is the result of the Company’s purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

General and administrative expenses increased to $21.2 million for the nine months ended March 31, 2015, from $15.1 million for the nine months ended March 31, 2014.  The increase was primarily due to the recognition of an allowance on an outstanding receivable associated with our Wolverine interest of approximately $3.0 million during the three months ended December 31, 2014, and an increase in non-cash stock based compensation expense of approximately $2.4 million as a result of management’s change in estimate for the number of performance shares that are expected to vest.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on the Wolverine royalty receivable write down.  The Company will continue to pursue collection of all past due payments.

Impairment of royalty and stream interests was $28.3 million for the nine months ended March 31, 2015.  The impairment charges were the result of our regular impairment analysis and were primarily due to the presence of impairment indicators on a non-principal producing royalty interest, Wolverine, during the three months ended December 31, 2014.  The Company also determined during the three months ended September 30, 2014, that a non-principal production stage royalty interest and one exploration stage royalty interest should be written down to zero for an impairment charge of $1.8 million.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on the impairments.

During the nine months ended March 31, 2015, we recognized income tax expense totaling $3.2 million compared with $15.1 million during the nine months ended March 31, 2014.  This resulted in an effective tax rate of 7.8% in the current period, compared with 24.5% during the nine months ended March 31, 2014.  The decrease in the effective tax rate for the nine months ended March 31, 2015, is primarily attributable to (i) a decrease in tax expense relating to a decrease in unrealized taxable foreign currency exchange gains, (ii) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (iii) a valuation allowance release as a result of the strengthening U.S. dollar, (iv) a decrease in tax expense due to the Chilean tax legislation enacted in the quarter ended September 30, 2014, and the corresponding re-measurement of the Chilean long term deferred tax asset to the higher corporate income tax rate, and (v) the impairment charge on the Wolverine royalty interest and the corresponding tax benefit recorded in the quarter ended December 31, 2014.  Excluding the enactment of the Chilean tax legislation during the three months ended September 30, 2014, and the impairment charge during the six months ended December 31, 2014, the effective tax rate for the nine months ended March 31, 2015, would have been 18.5%.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 12 to the notes to consolidated financial statements in the Company’s Fiscal 2014 10-K.

Liquidity and Capital Resources

Overview

At March 31, 2015, we had current assets of $759.6 million compared to current liabilities of $25.7 million for a current ratio of 30 to 1.  This compares to current assets of $736.0 million and current liabilities of $22.5 million at June 30, 2014, resulting in a current ratio of approximately 33 to 1.

During the quarter ended March 31, 2015, liquidity needs were met from $74.1 million in revenue and our available cash resources.  As of March 31, 2015, the Company had $450 million available and no amounts outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant as of March 31, 2015.  Refer to Note 5 of our notes to consolidated financial statements and below (“Recent Liquidity and Capital Resource Developments”) for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of royalty and stream interests, including the remaining conditional commitments incurred in connection with the Ilovitza stream acquisition and Peak Gold joint venture.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial royalty and stream interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2014 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Facility

On April 29, 2015, the Company entered into Amendment No. 1 (the “Amendment”) to the Sixth Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014 (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company as guarantors, certain lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders.  Pursuant to the Amendment, the maximum availability under the Credit Agreement increased from $450 million to $650 million and the $150 million accordion feature was eliminated.  As of April 29, 2015, the Company had no amounts outstanding under the Credit Agreement.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $148.2 million for the nine months ended March 31, 2015, compared to $115.1 million for the nine months ended March 31, 2014.  The increase was primarily due to an increase in proceeds received from our royalty and streaming interests, net of production taxes and cost of sales, of approximately $19.5 million.  The increase was also due to a decrease in income tax payments, net of refunds, of approximately $8.5 million.

Investing Activities

Net cash used in investing activities totaled $50.4 million for the nine months ended March 31, 2015, compared to cash used in investing activities of $79.5 million for the nine months ended March 31, 2014.  The decrease in cash used in investing activities is primarily due to a decrease in funding for royalty or stream acquisitions and the recent termination of the Tulsequah streaming agreement, resulting in the return of the original $10.0 million advance payment.  The Company made approximately $52.5 million in commitment payments during the nine months ended March 31, 2015, as part of the Phoenix Gold and Ilovitza stream acquisitions.  The Company made its final commitment ($12.8 million) as part of the Phoenix Gold Project stream acquisition during the quarter ended March 31, 2015.

Financing Activities

Net cash used in financing activities totaled $42.1 million for the nine months ended March 31, 2015, compared to cash used in financing activities of $53.5 million for the nine months ended March 31, 2014.

The decrease was the result of a purchase of an additional royalty interest from a non-controlling interest of approximately $11.5 million during the prior year period.  This decrease was partially offset by an increase in the common stock dividend payment, which was the result of an increase in the dividend rate when compared to the same period of the prior year.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three and nine months ended March 31, 2015.

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

•                  changes in operators’ mining, processing and treatment techniques, which may change the production of minerals subject to our royalty and stream interests;

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

During the nine month period ended March 31, 2015, we reported revenue of $204.4 million, with an average gold price for the period of $1,235 per ounce, an average silver price of $17.67 per ounce, an average copper price of $2.94 per pound and an average nickel price of $7.38 per pound.  Approximately 80% of our total reported revenues for the nine months ended March 31, 2015 were attributable to gold sales from our gold producing royalty and stream interests, as shown within the MD&A.  For the nine months ended March 31, 2015, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $17.6 million and $17.5 million, respectively.

Approximately 7% of our total reported revenues for the nine months ended March 31, 2015 were attributable to copper sales from our copper producing royalty interests.  For the nine months ended March 31, 2015, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.7 million.

Approximately 5% of our total reported revenues for the nine months ended March 31, 2015 were attributable to nickel sales from our nickel producing royalty interests.  For the nine months ended March 31, 2015, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.2 million.

Approximately 3% of our total reported revenues for the nine months ended March 31, 2015 were attributable to silver sales from our silver producing royalty interests.  For the nine months ended March 31, 2015, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $0.9 million.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion of the litigation associated with our Voisey’s Bay royalty.

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

ROYAL GOLD, INC.

Date: April 30, 2015	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*                 Furnished herewith.