Form 10-K
period 2015-06-30
ROYAL GOLD INC
filed 2015-08-06
CIK 85535

Use these links to rapidly review the document

TABLE OF CONTENTS2
TABLE OF CONTENTS3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 31, 2014, as reported on the NASDAQ Global Select Market was $4,057,901,615. There were 65,187,727 shares of the Company's common stock, par value $0.01 per share, outstanding as of July 28, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders scheduled to be held on November 11, 2015, and to be filed within 120 days after June 30, 2015, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

 PART I

ITEM 1.    BUSINESS

Overview

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. We seek to acquire existing royalty and stream interests or to finance projects that are in production or in the development stage in exchange for royalty or stream interests. In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty and stream interests, establishing new streams on operating mines, to create new royalty and stream interests through the financing of mine development or exploration, or to acquire companies that hold royalty and stream interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

        As of June 30, 2015, the Company owned stream interests on one producing property and two development stage properties and owned royalty interests on 36 producing properties, 22 development stage properties and 135 exploration stage properties, of which the Company considers 47 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Except for one joint venture property (as discussed below under the heading "Fiscal 2015 Business Developments, Peak Gold Joint Venture"), we do not conduct mining operations on the properties in which we hold royalty and streaming interests, and we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties. During the fiscal year ended June 30, 2015, we focused on the management of our existing royalty and streaming interests and the acquisition of additional royalty and streaming interests.

        As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2015 were as follows:

  (1)
  Our revenue increased 17% to $278.0 million, compared to $237.2 million during fiscal year 2014;

  (2)
  We acquired a gold stream on the Ilovitza gold-copper project located in southeast Macedonia;

  (3)
  We entered into a joint venture for exploration and advancement of the Tetlin gold project located in Tok, Alaska;

  (4)
  We announced a gold stream on the Wassa, Bogoso and Preseta mines located in Ghana, however the transaction was funded after June 30, 2015;

  (5)
  We increased the maximum availability under our revolving credit facility from $450 million to $650 million; and

  (6)
  We increased our calendar year dividend to $0.88 per basic share, which is paid in quarterly installments throughout calendar year 2015. This represents a 5% increase compared with the dividend paid during calendar year 2014.

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

        Gold or Silver Stream:    A gold or silver purchase agreement that provides, in exchange for an upfront advance payment, the right to purchase all or a portion of gold or silver, as applicable, produced from a mine, at a price determined for the life of the transaction by the purchase agreement.

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

Recent Business Developments

Acquisition of Gold and Silver Stream at Pueblo Viejo

        On August 5, 2015, RGLD Gold AG ("RGLD Gold"), a wholly-owned subsidiary of the Company, entered into a Precious Metals Purchase and Sale Agreement with Barrick Gold Corporation ("Barrick") and its wholly-owned subsidiary, BGC Holdings Ltd. ("BGC") for a percentage of the gold and silver production attributable to Barrick's 60% interest in the Pueblo Viejo mine located in the Dominican Republic. Pursuant to the Precious Metals Purchase and Sale Agreement, RGLD Gold will make one advance payment of $610 million to BGC at closing of the transaction, which remains subject to satisfaction of certain conditions precedent. Closing and funding of the transaction is anticipated within 90 days.

        BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick's interest in the gold produced at the Pueblo Viejo mine from July 1, 2015 until 990,000 ounces of gold have been delivered, and 3.75% of Barrick's interest in gold produced thereafter. RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price per ounce delivered thereafter.

        BGC will deliver silver to RGLD Gold in amounts equal to 75% of Barrick's interest in the silver produced at the Pueblo Viejo mine beginning on January 1, 2016 until 50.00 million ounces of silver have been delivered, and 37.50% of Barrick's interest in silver produced thereafter. RGLD Gold will pay BGC 30% of the spot price per ounce of silver delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter.

        The Pueblo Viejo mine is an open-pit mining operation located approximately 60 miles northwest of Santo Domingo, in the Dominican Republic, and is owned by a joint venture in which Barrick owns a 60% interest and is responsible for operations, and in which Goldcorp Inc. ("Goldcorp") owns a 40% interest. The mine began production in 2013, and was one of only three mines in the world with annual production greater than one million ounces of gold in calendar 2014. Barrick reported calendar 2014 production, on a 100% basis, of 1.11 million ounces of gold and 3.85 million ounces of silver, with all-in sustaining costs of $588 per ounce. Barrick also reported proven and probable gold reserves attributable to Barrick of 9.3 million contained ounces at 3.30 grams per tonne, and attributable proven and probable silver reserves of 58.3 million contained ounces grading 20.7 grams per tonne, in each case as of December 31, 2014.

Acquisition of Gold and Silver Stream at Rainy River

        On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. ("New Gold"), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada ("Rainy River"). Pursuant to the Purchase and Sale Agreement, RGLD Gold will make two advance payments to New Gold, consisting of $100 million, which was paid at closing on July 20, 2015, and $75 million once capital spending at Rainy River is 60% complete (currently expected by mid-calendar 2016). Also under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter. New Gold also will deliver 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter. RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

        The Rainy River Project is located approximately 40 miles northwest of Fort Frances in western Ontario, Canada. Over its first nine years of full production, the 21,000 tonne per day, combined open pit-underground operation is scheduled to produce an average of 325,000 ounces of gold per year. Permits to begin major earthworks construction are in place, and, as of mid-calendar 2015, detailed engineering is 95% complete and 14% of the total development capital estimate of $877 million has been spent. Rainy River has an estimated fourteen year mine life based on current reserves and is projected by New Gold to start-up in mid-calendar 2017.

Acquisition of an Additional Gold Royalty Interest at Pascua-Lama

        On July 10, 2015, the Company entered into an assignment of rights agreement with a private Chilean citizen whereby Royal Gold acquired an additional 0.22% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick and located on the border between Argentina and Chile. The Company paid $8.0 million for the additional interest at closing and will pay an additional $2.0 million if the project comes into production in calendar 2018 or an additional $1.0 million if the project enters production in calendar 2019. Upon the July 10, 2015 closing, Royal Gold's total gold NSR royalty interest in the Pascua-Lama project increased to 5.45%, at gold prices above $800 per ounce, while the additional royalty equivalent on proceeds from copper produced from the Chilean portion of the project, increased to 1.09% (from 1.05%). Please refer to Item 2, Properties, for further discussion on our interest at Pascua-Lama.

Acquisition of Gold Stream at Carmen de Andacollo

        On July 9, 2015, RGLD Gold entered into a Long Term Offtake Agreement (the "Andacollo Stream Agreement") with Compañía Minera Teck Carmen de Andacollo ("CMCA"), a 90% owned subsidiary of Teck Resources Limited ("Teck"). Pursuant to the Andacollo Stream Agreement, CMCA will sell and deliver to RGLD Gold 100% of payable gold from the Carmen de Andacollo copper-gold mine until 900,000 ounces have been delivered, and 50% thereafter, subject to a fixed payable percentage of 89%. RGLD Gold made a $525 million advance payment in cash to CMCA upon entry into the Andacollo Stream Agreement, and RGLD Gold will also pay CMCA 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased under the Andacollo Stream Agreement.

        The transaction will encompass CMCA's presently owned mining concessions on the Carmen de Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within a 1.5 kilometer area of interest, and certain other mining concessions that CMCA or its affiliates may acquire. The Andacollo Stream Agreement is effective July 1, 2015, and applies to all final settlements of gold received on or after that date. Deliveries to RGLD Gold will be made monthly, and RGLD Gold expects to begin receiving gold deliveries in its first fiscal quarter of 2016, ending September 30, 2015.

Termination of Royalty Interest at Carmen de Andacollo

        On July 9, 2015, Royal Gold Chile Limitada ("RG Chile"), a wholly owned subsidiary of the Company, entered into a Royalty Termination Agreement with CMCA. The Royalty Termination Agreement terminated the Royalty Agreement originally dated January 12, 2010, which provided RG

Chile with a royalty equivalent to 75% of the gold produced from the sulfide portion of the Carmen de Andacollo mine until 910,000 payable ounces have been produced, and 50% of the gold produced thereafter. Approximately 259,000 ounces of payable gold subject to the royalty were produced through June 30, 2015, resulting in approximately 651,000 payable ounces remaining as of that date, before the step down to the 50% royalty rate. The Andacollo Stream Agreement on Carmen de Andacollo is separate and distinct from the former royalty of RG Chile.

        CMCA paid total consideration of $345 million to RG Chile in connection with the Royalty Termination Agreement. The transaction will be taxable in Chile and the United States, with net proceeds estimated at approximately $300 million. RG Chile will receive payment for the royalty through June 30, 2015, the economic effective date of the termination. In addition to the $345 million termination payment, a post-closing final royalty payment of approximately $9 million was received in July 2015 to finalize all outstanding shipments for which final settlements had not been received as of July 1, 2015.

Acquisition of Gold Streams on Wassa, Bogoso and Prestea

        On May 7, 2015, RGLD Gold announced signing a $130 million gold stream transaction with a wholly-owned subsidiary of Golden Star Resources Ltd. (together "Golden Star"), pursuant to which RGLD Gold will advance financing to Golden Star, subject to certain conditions, for development projects at certain mines in Ghana, and in return for which Golden Star will sell and deliver gold to RGLD Gold. Separate from the stream transaction and subject to certain conditions, the Company will provide a $20 million, 4-year term loan to Golden Star and will receive warrants to purchase 5 million shares of Golden Star Resources Ltd. common stock. Closing of the gold stream and term loan transactions occurred on July 28, 2015, when the conditions to closing were satisfied.

        Pursuant to the stream transaction and subject to certain conditions, RGLD Gold will make $130 million in advance payments to Golden Star in stages, including the $40 million upfront payment made in connection with closing, and the balance on a pro rata basis with spending on the Wassa and Prestea underground projects, which RGLD Gold expects to make in five quarterly payments as follows: (i) $15 million on September 1, 2015, (ii) $30 million on December 1, 2015, and (iii) $15 million on March 1, 2016, June 1, 2016 and September 1, 2016. Golden Star will deliver to RGLD Gold 8.5% of gold produced from the Wassa, Bogoso and Prestea projects, until 185,000 ounces have been delivered, 5.0% until an additional 22,500 have been delivered, and 3.0% thereafter. RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce delivered at the time of delivery until 207,500 ounces have been delivered, and 30% of the spot price for each ounce delivered thereafter.

        In a separate transaction, on July 28, 2015, the Company provided a $20 million, four-year term loan to Golden Star, subject to certain conditions. Interest under the loan will be due quarterly at a rate equal to 62.5% of the average daily gold price for the relevant quarter divided by 10,000, but not to exceed 11.5%. The loan will be subject to mandatory prepayments that will range between 25-50% of excess cash flow after the development period for the projects. Golden Star will also grant warrants to the Company to purchase five million shares of Golden Star common stock. The warrants have a term of four years and an exercise price which equals a 30% premium to Golden Star's weighted average share price for the ten-day period ending two days prior to announcement of the transaction.

        The Wassa mine is located approximately 90 miles west of Accra and has operated continuously since 2005. Golden Star forecasts calendar 2015 production of 113,000 ounces of gold from the single Wassa open pit. Open pit proven and probable reserves are 831,000 ounces at 1.39 grams per tonne. RGLD Gold's investment will fund development of the Wassa underground deposit, which has 746,000 ounces of proven and probable gold reserves at 4.27 grams per tonne. Once the underground deposit is in production, Golden Star expects average annual gold production of 150,000 ounces of gold over the life of mine from the combined open pit and underground at Wassa.

        Bogoso and Prestea are located approximately 125 miles west of Accra and have produced over 9 million ounces from both open pit and underground sources over the last 100 years. Underground development on the Prestea underground is already well advanced and Golden Star plans to modify the Bogoso plant to process Prestea material. Golden Star expects to spend $40 million of capital investment on Prestea, which includes hoist and shaft upgrades, electrical infrastructure, ventilation and a process plant upgrade. Once in full production, Golden Star expects annual production of approximately 75,000 ounces from Prestea, with estimated life of mine production of 620,000 ounces. Golden Star forecasts underground gold production from the Wassa and Prestea mines by late calendar 2016.

Fiscal 2015 Business Developments

        Please refer to Item 7, MD&A, for discussion on recent liquidity and capital resource developments.

Peak Gold Joint Venture and Royalty Acquisitions

        On January 8, 2015, Royal Gold, through its wholly-owned subsidiary, Royal Alaska, LLC ("Royal Alaska"), and Contango ORE, Inc., through its wholly-owned subsidiary CORE Alaska, LLC (together, "Contango"), entered into a limited liability company agreement for Peak Gold, LLC ("Peak Gold"), a joint venture for exploration and advancement of the Tetlin gold project located near Tok, Alaska (the "Tetlin Project"). Contango contributed all of its assets relating to the Tetlin Project to Peak Gold, including a mining lease and certain state of Alaska mining claims. Royal Alaska contributed $5.0 million in cash to Peak Gold. Contango will initially hold a 100% membership interest in Peak Gold. Royal Alaska has the right to obtain up to 40% of the membership interest in Peak Gold by making contributions of up to $30.0 million (including Royal Alaska's initial $5.0 million contribution) in cash to Peak Gold by October 31, 2018. Royal Alaska will act as the manager of Peak Gold unless and until it is removed or resigns from that position in the manner provided in Peak Gold's limited liability company agreement. The Tetlin Project is situated partly on lands leased from the Native Village of Tetlin, a federally recognized Indian tribe ("Tetlin").

        Previously, on September 30, 2014, the Company acquired a 2.0% NSR royalty and a 3.0% NSR royalty held by private parties over areas comprising the Tetlin Project for total consideration of $6.0 million.

Tulsequah Streaming Agreement

        On December 22, 2014, RGLD Gold, terminated the Amended and Restated Gold and Silver Purchase and Sale Agreement (the "Agreement"), between RGLD Gold, the Company, Chieftain Metals Inc. and Chieftain Metals Corp. (together, "Chieftain"), relating to Chieftain's Tulsequah Chief polymetallic project located in British Columbia, Canada (the "Tulsequah Chief Project"). Pursuant to the terms of the Agreement, Chieftain repaid RGLD Gold's original $10.0 million advance payment in January 2015. RGLD Gold holds a right of first refusal over the creation by Chieftain of any royalty, production payment, stream or similar interest on gold or silver production from the Tulsequah Chief Project for a period of two years from December 22, 2014. As a result of the termination of the Tulsequah Agreement and repayment of our investment, the carrying value of the Tulsequah Chief gold and silver stream, which included our $10.0 million investment and approximately $0.6 million of direct acquisition costs, was reduced to zero during the three months ended December 31, 2014. The Company wrote-off the approximate $0.6 million of direct acquisition costs during the three months ended December 31, 2014.

Acquisition of Gold Stream on the Ilovitza Project

        On October 20, 2014, RGLD Gold entered into a $175.0 million gold stream transaction with Euromax Resources Ltd ("Euromax") that will finance a definitive feasibility study, permitting work, early stage engineering and a significant portion of the construction at Euromax's Ilovitza gold-copper project located in southeast Macedonia. RGLD Gold will make two advance deposit payments to Euromax totaling $15.0 million, which will be used for completion of the definitive feasibility study and permitting of the project, followed by payments aggregating $160 million towards project construction, in each case subject to certain conditions. Payment of the first $7.5 million deposit was completed in March 2015. RGLD Gold's decision to proceed with the second $7.5 million deposit and the construction payments is conditioned upon, among other things, its satisfaction with the progress of definitive feasibility study and environmental evaluations, demonstrated project viability, and, in the case of the construction payments, sufficient project financing and permits to construct and operate the mine. The construction payments would be paid pro-rata with the balance of the project funding. In exchange, Euromax will deliver physical gold equal to 25% of gold produced from the Ilovitza project until 525,000 ounces have been delivered, and 12.5% thereafter (in each case subject to adjustment). RGLD Gold's purchase price per ounce will be 25% of the spot price at the time of delivery.

        Euromax has completed a prefeasibility study for the Ilovitza project which estimates a 23 year mine life and a production startup in calendar 2018.

Our Operational Information

Reportable Segments, Geographical and Financial Information

        The Company manages its business under two reportable segments, consisting of the acquisition and management of royalty interests and the acquisition and management of stream interests. Royal Gold's long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table:

	As of June 30, 2015
	Royalty interest	Stream interest	Total royalty and stream interests, net
Canada	$251,688	$823,091	$1,074,779
Chile	653,019	—	$653,019
Mexico	131,742	—	$131,742
United States	110,286	—	$110,286
Australia	50,119	—	$50,119
Africa	12,760	—	$12,760
Other	42,720	8,183	$50,903

Total	$1,252,334	$831,274	$2,083,608

	As of June 30, 2014
	Royalty interest	Stream interest	Total royalty and stream interests, net
Canada	$293,798	$816,408	$1,110,206
Chile	662,482	—	$662,482
Mexico	145,625	—	$145,625
United States	68,889	—	$68,889
Australia	55,241	—	$55,241
Africa	15,226	—	$15,226
Other	51,398	—	$51,398

Total	$1,292,659	$816,408	$2,109,067

        The Company's revenue, costs of sales and net revenue by reportable segment for our fiscal years ended June 30, 2015, 2014 and 2013 is geographically distributed as shown in the following table:

	Fiscal Year Ended June 30, 2015
	Revenue	Cost of sales	Net revenue
Royalties:
Canada	$37,496	$—	$37,496
Chile	39,508	—	39,508
Mexico	43,008	—	43,008
United States	42,675	—	42,675
Australia	8,494	—	8,494
Africa	3,075	—	3,075
Other	9,659	—	9,659

Total royalties	$183,915	$—	$183,915
Streams:
Canada	$94,104	$33,450	$60,654

Total royalties and streams	$278,019	$33,450	$244,569

	Fiscal Year Ended June 30, 2014
	Revenue	Cost of sales	Net revenue
Royalties:
Canada	$54,277	$—	$54,277
Chile	50,733	—	50,733
Mexico	43,093	—	43,093
United States	34,671	—	34,671
Australia	8,353	—	8,353
Africa	7,943	—	7,943
Other	10,883	—	10,883

Total royalties	$209,953	$—	$209,953
Streams:
Canada	$27,209	$9,158	$18,051

Total royalties and streams	$237,162	$9,158	$228,004

	Fiscal Year Ended June 30, 2013
	Revenue	Cost of sales	Net revenue
Royalties:
Canada	$68,247	$—	$68,247
Chile	84,631	—	84,631
Mexico	53,550	—	53,550
United States	50,416	—	50,416
Australia	10,216	—	10,216
Africa	8,770	—	8,770
Other	13,394	—	13,394

Total royalties	$289,224	$—	$289,224

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

Competition

        The mining industry in general and the royalty and streaming segments in particular are competitive. We compete with other royalty and streaming companies, mine operators, and financial buyers in efforts to acquire existing royalty interests, and with the lenders, investors, and royalty and streaming companies providing financing to operators of mineral properties in our efforts to create new royalty interests. Our competitors in the lending and mining business may be larger than we are and may have greater resources and access to capital than we have. Key competitive factors in the royalty and stream acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

Regulation

        Like all mining operations, the operators of the mines that are subject to our royalty and stream interests must comply with environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the National Environmental Policy Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Clean Air Act; the Clean Water Act; the Hazardous Materials Transportation Act; and the Toxic Substances Control Act. Mines located on public lands in the United States are subject to the General Mining Law of 1872 (the "General Mining Law") and are subject to comprehensive regulation by either the United States Bureau of Land Management (an agency of the United States Department of the Interior) or the United States Forest Service (an agency of the United States Department of Agriculture). The mines also are subject to regulations of the United States Environmental Protection Agency ("EPA"), the United States Mine Safety and Health Administration and similar state and local agencies. Operators of mines that are subject to our royalty and stream interests in other countries are obligated to comply with similar laws and regulations in those jurisdictions. Although we are not responsible as a royalty and stream interest owner for ensuring compliance with these laws and regulations, failure by the operators of the mines on which we have royalty and stream interests to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators which could reduce or eliminate production from the mines and thereby reduce or eliminate the royalty payments and stream deliveries we receive and negatively affect our financial condition.

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

Company Personnel

        We currently have 20 employees, 17 of whom are located in Denver, Colorado, one who is located in Zug, Switzerland, and two who are located in Toronto, Canada. Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.

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

Risks Related to Our Business

Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty and stream interests and may reduce our revenues. Certain contracts governing our royalty and stream interests have features that may amplify the negative effects of a drop in metals prices.

        The profitability of our royalty and stream interests is directly related to the market price of gold, silver, copper, nickel and other metals. Our revenue is particularly sensitive to changes in the price of gold, as we derive a majority of our revenue from gold royalty and stream interests. Market prices may fluctuate widely and are affected by numerous factors beyond the control of Royal Gold or any mining company, including metal supply, industrial and jewelry fabrication, investment demand, central banking economic policy, expectations with respect to the rate of inflation, the relative strength of the dollar and other currencies, interest rates, gold purchases, sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking conditions, and a number of other factors.

        Volatility in gold, silver, copper and nickel prices is demonstrated by the annual high and low prices for those metals over the past decade:

	Gold ($/ounce)		Silver ($/ounce)		Copper ($/pound)		Nickel ($/pound)
Calendar Year	High	Low	High	Low	High	Low	High	Low
2005 - 2006	$725	$411	$14.94	$6.39	$3.99	$1.37	$16.16	$5.22
2007 - 2008	$1,011	$608	$20.92	$8.88	$4.08	$1.26	$24.52	$4.05
2009 - 2010	$1,421	$810	$30.70	$10.51	$4.42	$1.38	$12.52	$4.27
2011 - 2012	$1,895	$1,319	$48.70	$26.16	$4.60	$3.08	$13.17	$6.89
2013	$1,694	$1,192	$32.23	$18.61	$3.74	$3.01	$8.44	$5.97
2014	$1,385	$1,142	$22.05	$15.28	$3.37	$2.86	$9.62	$6.06
2015 to-date	$1,296	$1,081	$18.23	$14.49	$2.92	$2.35	$7.01	$4.94

        Declines in market prices for gold, silver, copper, nickel and certain other metals such as those experienced during our fiscal years 2014 and 2015 and through the date of this filing, decreased our revenues. Severe declines in market prices could cause an operator to reduce, suspend or terminate production from an operating project or construction work at a development project, which may result in a temporary or permanent reduction or cessation of revenue from those projects, and we might not be able to recover the initial investment in our royalty and stream interests. Our sliding-scale royalties, such as Cortez, Holt, Mulatos, Wolverine and other properties, amplify this effect, because when metal prices fall below certain thresholds in a sliding-scale royalty, a lower royalty rate will apply. Also, certain streaming agreements, including our Mount Milligan stream, provide us the right to purchase metals at fixed prices. In the event that prevailing market prices decline, the margin between the price at which we can purchase such metals pursuant to the terms of the streaming agreements and the price at which we sell such metals in the market will decline, and we will generate lower cash flow or earnings. Any price decline may result in a material and adverse effect on our profitability, results of operations and financial condition.

        In addition, the selection of a property for development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that decisions about development and construction are made and the commencement of production can have a material adverse effect on the economics of a mine and can eliminate or have a material adverse impact on the value of royalty and stream interests.

        Where gold and silver are produced as by-product metals at the properties where we hold royalty and stream interests, such as at Mount Milligan and Andacollo, an operator's production decisions and the economic cut-off applied to its reporting of gold and silver reserves and resources may be influenced by changes in the commodity prices of the other metals produced at the mines.

        Moreover, certain agreements governing our royalty interests, such as those relating to our royalty interests in the Robinson, Peñasquito and Voisey's Bay properties, are based on the operator's concentrate sales to smelters, which include price adjustments between the operator and the smelter based on metals prices at a later date, typically three to five months after shipment to the smelter. In such cases, our payments from the operator include a component of these later price adjustments, which can result in decreased revenue in later periods if metals prices have fallen.

We own passive interests in mining properties, and it is difficult or impossible for us to ensure properties are developed or operated in our best interest.

        All of our current revenue is derived from royalty and stream interests on properties operated by third parties. The holder of a royalty or stream interest typically has no authority regarding the development or operation of a mineral property. Therefore, we typically are not in control of decisions regarding development or operation of any of the properties on which we hold a royalty or stream interest, and we have limited legal rights to influence those decisions.

        Our strategy of acquiring and holding royalty and stream interests on properties operated by third parties puts us generally at risk to the decisions of others regarding all operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters and temporary or permanent suspension of operations, among others. As a result, our revenue is dependent upon the activities of third parties, which creates the risk that at any time those third parties may: (i) have business interests that are inconsistent with ours, (ii) take action contrary to our interests, policies or objectives, or (iii) be unable or unwilling to fulfill their obligations under their agreements with us. At any time, any of the operators of our mining properties may decide to suspend or discontinue operations. Except in limited circumstances, we will not be entitled to material compensation if operations are shut down, suspended or discontinued on a temporary or permanent basis. Although we attempt to secure contractual rights when we create new royalty or stream interests, such as audit or access rights, that will permit us to protect our interests to a degree, there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in achieving timely or favorable results or in affecting the operation of the properties in which we have a royalty or stream interest in ways that would be beneficial to our stockholders.

Our revenues are subject to operational and other risks faced by operators of our mining properties.

        Although we are not required to pay capital costs (except for transactions where we finance mine development or actively fund or participate ourselves in exploration or development projects or in certain other limited circumstances) or operating costs, our financial results are indirectly subject to hazards and risks normally associated with developing and operating mining properties where we hold royalty and stream interests. Some of these risks include:

  •
  insufficient ore reserves;

  •
  increases in production or capital costs incurred by operators or third parties that may impact the amount of reserves available to be mined, cause an operator to delay or curtail mining development and operations, or render mining of ore uneconomical and cause an operator to close operations;

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

  •
  unavailability of mining, drilling and related equipment;

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

        The occurrence of any of the above mentioned risks or hazards could result in an interruption, suspension or termination of operations or development work at any of the properties in which we hold a royalty or stream interest and have a material adverse effect on our business, results of operations, cash flows and financial condition.

Acquired royalty and stream interests, particularly on development stage properties, are subject to the risk that they may not produce anticipated revenues.

        The royalty and stream interests we acquire may not produce anticipated revenues. The success of our acquisitions of royalty and stream interests is based on our ability to make accurate assumptions regarding the valuation, timing and amount of revenues to be derived from our royalty and stream interests and, for development projects, the costs, timing and conduct of development. If an operator does not bring a property into production and operate in accordance with feasibility studies, technical or reserve reports or other plans due to lack of capital, inexperience, unexpected problems, delays, or otherwise, then the acquired royalty or stream interest may not yield sufficient revenues to be profitable for us. Furthermore, operators of development stage properties must obtain and maintain all necessary environmental permits and access to water, power and other raw materials needed to begin production, and there can be no assurance that operators will be able to do so.

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

        Further, as mines on which we have royalty and stream interests mature, we can expect overall declines in production over the years unless operators are able to replace reserves that are mined through mine expansion or successful new exploration. There can be no assurance that the operators of properties where we hold royalty and stream interests will be able to maintain or increase production or replace reserves as they are mined.

Several of our royalty and stream interests are significant to us and any adverse development related to these properties could adversely affect our revenues.

        Our investments in the Mount Milligan, Andacollo, Voisey's Bay and Peñasquito properties, among others, were significant to us in fiscal year 2015, as our interests in these properties generated approximately $179.1 million in revenue in fiscal year 2015, which was nearly 65% of our revenue for the period. We expect these properties, our new gold and silver stream at Pueblo Viejo, and others to be significant in fiscal year 2016. Any adverse development affecting the operation of or production from any of these properties would have a material adverse effect on our business, results of operations, cash flows and financial condition. Any adverse decision made by the operators, such as changes to mine plans, production schedules, metallurgical processes or royalty calculation methodologies, may materially and adversely impact the timing and amount of revenue that we receive.

Unknown defects or impairments in our royalty or streaming interests and title defects could adversely affect our business and revenues.

        Unknown defects in or disputes relating to the royalty and stream interests we hold or acquire may prevent us from realizing the anticipated benefits from our royalty and stream interests, and could have a material adverse effect on our business, results of operations, cash flows and financial condition. It is also possible that material changes could occur that may adversely affect management's estimate of the carrying value of our royalty and stream interests and could result in impairment charges. While we seek to confirm the existence, validity, enforceability, terms and geographic extent of the royalty and stream interests we acquire, there can be no assurance that disputes over these and other matters will not arise. Confirming these matters, as well as the title to mining property on which we hold or seek to acquire a royalty or stream interest, is a complex matter, and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property and to the documents reflecting the royalty or stream interest. Similarly, royalty and stream interests in many jurisdictions are contractual in nature, rather than interests in land, and therefore may be subject to change of control, bankruptcy or the insolvency of operators. We often do not have the protection of security interests over property that we could liquidate to recover all or part of our investment in a royalty or stream interest. Even if we retain our royalty and stream interests in a mining project after any change of control, bankruptcy or insolvency of the operator, the project may end up under the control of a new operator, who may or may not operate the project in a similar manner to the current operator, which may negatively impact us.

Operators may interpret our royalty and stream interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights.

        Our royalty and stream interests generally are subject to uncertainties and complexities arising from the application of contract and property laws in the jurisdictions where the mining projects are located. Operators and other parties to the agreements governing our royalty and stream interests may interpret our interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights. We may or may not be successful in enforcing our contractual rights, and our revenues relating to any challenged royalty or stream interests may be delayed, curtailed or eliminated during the pendency of any such dispute or in the event our position is not upheld, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. Disputes could arise challenging, among other things:

  •
  the existence or geographic extent of the royalty or stream interest;

  •
  methods for calculating the royalty or stream interest, including whether certain operator costs may properly be deducted from gross proceeds when calculating royalties determined on a net basis;

  •
  third party claims to the same royalty interest or to the property on which we have a royalty or stream interest;

  •
  various rights of the operator or third parties in or to the royalty or stream interest;

  •
  production and other thresholds and caps applicable to payments of royalty or stream interests;

  •
  the obligation of an operator to make payments on royalty and stream interests; and

  •
  various defects or ambiguities in the agreement governing a royalty and stream interest.

        For example, in December 2014, the Labrador Nickel Royalty Limited Partnership ("LNRLP"), of which the Company is the indirect majority owner, amended its October 2009 statement of claim against Vale and certain subsidiaries of Vale. LNRLP alleges that Vale has been calculating LNRLP's 3% NSR royalty on nickel, copper and cobalt produced from the Voisey's Bay mine incorrectly since production began in late 2005 and that Vale has breached its contractual duties of good faith and honest performance. LNRLP received the first quarterly royalty payment relating to processing Voisey's Bay nickel concentrates at Vale's new Long Harbour Processing Plant. In response to questions concerning Vale's determination of the Long Harbour smelter and refining charges deducted from actual proceeds to calculate the NSR royalty payable, Vale recently stated that the charges included "the cost of product sold, pre-operating costs, depreciation and cost of capital," a calculation methodology that the Company estimates could result in a substantial reduction or elimination of royalty payable to LNRLP on Voisey's Bay nickel concentrates processed at Long Harbour. The Company strongly disagrees with Vale's determination that these changes are permissible deductions pursuant to the royalty agreement and is requesting further clarification of the basis for these charges while aggressively pursuing its legal remedies.

Potential litigation affecting the properties that we have royalty and stream interests in could have an adverse effect on us.

        Potential litigation may arise between the operators of properties on which we have royalty and stream interests and third parties. For example, Barrick's Pascua-Lama mining project has been the subject of litigation by local farmers and indigenous communities alleging that the project's water management system is not in compliance with environmental permits and that the project has damaged glaciers located in the Pascua-Lama project area. As a holder of royalty and stream interests, we generally will not have any influence on litigation such as this and generally will not have access to non-public information concerning such litigation. Any such litigation that results in the reduction, cessation or termination of a project or production from a property, whether temporary or permanent, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We may enter into acquisitions or other material transactions at any time.

        In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty and stream interests, to create new royalty and stream interests through the financing of exploration, development or producing mining projects, and to acquire companies that hold royalty or stream interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and participation in discussions or negotiations for acquisitions. We also consider obtaining debt commitments for acquisition financing. In the event that we choose to raise debt capital to finance any acquisition, our leverage will be increased. We also could issue common stock or incur additional indebtedness to fund our acquisitions. Issuances of common stock would dilute existing stockholders and may reduce some or all of our per share financial measures.

        Any such acquisition could be material to us. In pursuit of such opportunities, we may fail to select appropriate acquisition candidates or negotiate acceptable arrangements, including arrangements to finance acquisitions. In addition, any such acquisition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located and other risks discussed in this Form 10-K. There can be no assurance that any acquisitions completed will ultimately benefit the Company.

        In addition, we may consider opportunities to restructure our royalty or stream interests where we believe such restructuring would provide a long-term benefit to the Company, though such restructuring may reduce near-term revenues or result in the incurrence of transaction related costs. We could enter into one or more acquisition or restructuring transactions at any time.

We may be unable to successfully acquire additional royalty or stream interests at appropriate valuations.

        Our future success largely depends upon our ability to acquire royalty and stream interests at appropriate valuations, including through royalty, stream and corporate acquisitions and other financing transactions. Most of our revenues are derived from royalty and streams interests that we acquire or finance. There can be no assurance that we will be able to identify and complete the acquisition of such royalty and stream interests or businesses that own desired interests, at reasonable prices or on favorable terms, or, if necessary, that we will have or be able to obtain sufficient financing on reasonable terms to complete such acquisitions. Continued economic volatility or a credit crisis, or severe declines in market prices for gold, silver, copper, nickel and certain other metals, could adversely affect our ability to obtain debt or equity financing for acquisitions. In addition, changes to tax rules, accounting policies, or the treatment of stream interests by ratings agencies could make royalties, streams or other investments by the Company less attractive to counterparties. Such changes could adversely affect our ability to acquire new royalty or stream interests.

We face substantial competition, and we may not be able to compete successfully in acquiring new royalty and stream interests.

        We face substantial competition in the acquisition of royalty and stream interests. We have competitors that are engaged in the acquisition of royalty and stream interests and companies holding such interests, including competitors with greater financial resources, and we may not be able to compete successfully against these companies in new acquisitions. If we are unable to successfully acquire additional royalty or stream interests, the reserves subject to our royalty and stream interests may decline as the producing properties on which we have such royalty and stream interests are mined or payment or production caps on certain of our royalty interests are met. We also may experience negative reactions from the financial markets or operators of properties on which we seek royalty and stream interests if we are unable to successfully complete acquisitions of such interests or complete them at satisfactory rates of return. Each of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We depend on our operators for the calculation of payments of our royalty and stream interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments.

        The payments of our royalty and stream interests are calculated by the operators of the properties on which we have royalty and stream interests based on their reported production. Each operator's calculation of our payments is subject to and dependent upon the adequacy and accuracy of its production and accounting functions, and, given the complex nature of mining and ownership of mining interests, errors may occur from time to time in the allocation of production and the various other calculations made by an operator. Any of these errors may render calculations of such payments inaccurate. Certain agreements governing our royalty and stream interests require the operators to provide us with production and operating information that may, depending on the completeness and accuracy of such information, enable us to detect errors in the calculation of payments of royalty and deliveries under metal streams. We do not, however, have the contractual right to receive production information for all of our royalty interests. As a result, our ability to detect payment errors through our royalty and stream monitoring program and its associated internal controls and procedures is limited, and the possibility exists that we will need to make retroactive revenue adjustments. Some contracts governing our royalty and stream interests provide us the right to audit the operational calculations and production data for the associated royalty payments and metal stream deliveries; however, such audits may occur many months following our recognition of the revenue and we may be required to adjust our revenue in later periods, which could require us to restate our financial statements.

Development and operation of mines is very capital intensive and any inability of the operators of properties where we hold royalty and stream interests to meet liquidity needs, obtain financing or operate profitably could have material adverse effects on the value of and revenue from our royalty and stream interests.

        The development and operation of mines is very capital intensive, and if operators of properties where we hold royalty and stream interests do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, the operator may curtail, delay or cease development or operations at a mine site. Operators' ability to raise and service sufficient capital may be affected by, among other things, macroeconomic conditions, future commodity prices of metals to be mined, or further economic volatility in the U.S. and global financial markets as has been experienced in recent years. If certain of the operators of the properties on which we have royalty and stream interests suffer these material adverse effects, then our interests, including the value of and revenue from them, and the ability of operators to obtain debt or equity financing for the exploration, development and operation of their properties may be materially adversely affected.

Certain of our royalty and stream interests are subject to payment or production caps or rights in favor of the operator or third parties that could reduce the revenues generated from the interests.

        Some of our royalty and stream interests are subject to limitations, such that the royalty or stream interest will extinguish or decrease after threshold production is achieved or payments at stated thresholds are made. For example:

  •
  our gold stream at Pueblo Viejo decreases from 7.50% of Barrick's interest in gold produced at Pueblo Viejo to 3.75% after 990,000 ounces of gold have been delivered. Similarly, our silver stream decreases from 75% of Barrick's interest in silver produced at Pueblo Viejo to 37.50% after 50.00 million ounces of silver have been produced;

  •
  our stream at Andacollo decreases from 100% of payable gold to 50% of payable gold once 900,000 ounces have been delivered;

  •
  our royalty at Mulatos is subject to a 2.0 million ounce cap on gold production, of which there has been approximately 1.41 million ounces of cumulative production as of June 30, 2015; and

  •
  approximately 20% of our royalty at Pascua-Lama is limited to the first 14.0 million ounces of gold produced from the project, and another 24% of the royalty can be extended beyond 14.0 million ounces produced for a payment of $4.4 million.

        Also, certain individuals from whom we purchased portions of our royalties at Pascua-Lama are entitled to one-time payments if the price of gold exceeds certain thresholds. If any of these thresholds are met or similar rights are exercised or we fail to make the required payment, our future revenue could be reduced.

Estimates of reserves and mineralization by the operators of mines in which we have royalty and stream interests are subject to significant revision.

        There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control and the control of the operators of properties in which we have royalty and stream interests. Reserve estimates for our royalty and stream interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information.

        The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause a revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold, silver, copper, nickel or other metals also may render reserves or mineralized material containing relatively lower ore grades uneconomical to exploit. Changes in operating costs and other factors including short-term operating factors, the processing of new or different ore grades, geotechnical characteristics and metallurgical recovery, may materially and adversely affect reserves. Finally, it is important to note that our royalty and stream agreements generally give us interests in only a small portion of the production from the operators' aggregate reserves, and the size of those interests varies widely based on the individual documents governing them.

        Mineral resources as reported by some operators do not constitute mineral reserves and do not have demonstrated economic viability. Due to the uncertainty of mineral resources, there can be no assurance that such resources will be upgraded to proven and probable mineral reserves as a result of continued exploration. It should not be assumed that any part or all of mineral resources on properties where we hold royalty and stream interests constitute or will be converted into mineral reserves.

Estimates of production by the operators of mines in which we have royalty and stream interests are subject to change, and actual production may vary materially from such estimates.

        Production estimates are prepared by the operators of mining properties. There are numerous uncertainties inherent in estimating anticipated production attributable to our royalty and stream interests, including many factors beyond our control and the control of the operators of the properties in which we have royalty and stream interests. We do not participate in the preparation or verification of production estimates and have not independently assessed or verified the accuracy of such information. The estimation of anticipated production is a subjective process and the accuracy of any such estimates is a function of the quality of available data, reliability of production history, variability in grade encountered, mechanical or other problems encountered, engineering and geological interpretation and operator judgment. Rates of production may be less than expected. Results of drilling, metallurgical testing and production, changes in commodity prices, and the evaluation of mine plans subsequent to the date of any estimate may cause actual production to vary materially from such estimates.

If title to properties is not properly maintained by the operators, or is successfully challenged by third parties, our royalty and stream interests could be found to be invalid.

        Our business includes the risk that operators of mining projects and holders of mining claims, tenements, concessions, mining licenses or other interests in land and mining rights may lose their exploration or mining rights, or have their rights to mining properties contested by private parties or the government. Internationally, mining tenures are subject to loss for many reasons, including expiration, failure of the holder to meet specific legal qualifications, failure to pay maintenance fees or meet expenditure requirements, reduction in geographic extent upon passage of time or upon conversion from an exploration tenure to a mining tenure, failure of title and similar risks. Unpatented mining claims, for example, which constitute a significant portion of the properties on which we hold royalty interests in the United States, and which are generally considered subject to greater title risk than real property interests held by absolute title, are often uncertain and subject to contest by third parties and the government. If title to unpatented mining claims or other mining tenures subject to our royalty and stream interests has not been properly established or is not properly maintained, or is successfully contested, our royalty and stream interests could be adversely affected.

Operations in foreign jurisdictions are subject to many risks, which could decrease our revenues.

        We derived approximately 85% of our revenues from foreign sources during fiscal year 2015, compared to approximately 85% in fiscal year 2014 and 83% in fiscal year 2013. Our principal producing royalty and stream interests on properties outside of the United States are located in Canada, Chile and Mexico. We currently have royalty and stream interests in mines and projects in other countries, including Argentina, Australia, Bolivia, Brazil, Burkina Faso, Dominican Republic, Finland, Ghana, Guatemala, Honduras, Macedonia, Nicaragua, Peru, Russia, Spain and Tunisia. In addition, future acquisitions may expose us to new jurisdictions. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, such things as:

  •
  expropriation or nationalization of property, which has occurred in the past in Argentina and other countries in which we have or may acquire royalty and stream interests;

  •
  seizure of mineral production;

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

        In addition, many of our operators are organized outside of the United States. Our royalty and stream interests may be subject to the application of foreign laws to our operators, and their stockholders, including laws relating to foreign ownership structures, corporate transactions, creditors' rights, bankruptcy and liquidation. Foreign operations also could be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

        These risks may limit or disrupt operating mines or projects on which we hold royalty and stream interests, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Certain of these risks may increase in an environment of relatively high metal prices.

Opposition from indigenous people may delay or suspend development or operations at the properties where we hold royalty and stream interests, which could decrease our revenues.

        Various international and national, state and provincial laws, regulations and other materials relate to the rights of indigenous peoples. Some of the properties where we hold royalty and stream interests are located in areas presently or previously inhabited or used by indigenous peoples. Many of these laws impose obligations on government to respect the rights of indigenous people. Some mandate that government consult with indigenous people regarding government actions which may affect indigenous people, including actions to approve or grant mining rights or permits. One or more groups of indigenous people may oppose continued operation, further development, or new development of the properties where we hold royalty and stream interests. Such opposition may be directed through legal or administrative proceedings or protests, roadblocks or other forms of public expression, and claims and protests of indigenous peoples may disrupt or delay activities of the operators of the properties. For example, the Pascua-Lama and El Morro projects have been challenged by Chilean indigenous groups and other third parties. During the fourth calendar quarter of 2013, Barrick suspended construction activities at the Pascua-Lama project, except for those activities required for environmental and regulatory compliance, as discussed further in Part I, Item 2, Properties under the heading "Pascua-Lama Project (Region III, Chile)." Similarly, construction activities at the El Morro project were suspended during the same period.

Changes in mining taxes and royalties payable to governments could decrease our revenues.

        Changes in mining and tax laws in any of the United States, Canada, Chile, Dominican Republic, Mexico or any other country in which we have royalty and stream interests in mines or projects could affect mine development and expansion, significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, increase the cost of holding mining tenures or impose additional taxes on mining operations, all of which could adversely affect our revenue from such properties. A number of properties where we hold royalty interests are located on U.S. public lands that are subject to federal mining and other public land laws. In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law, which governs the creation, maintenance and possession of mining claims and related activities on public lands in the United States. Congress also has recently considered bills, which if enacted, would impose a royalty payable to the government on hardrock production, increase land holding fees, impose federal reclamation fees, impose additional environmental operating standards and afford greater public involvement and regulatory discretion in the mine permitting process. Such legislation, if enacted, or similar legislation in other countries, could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations, and could materially and adversely affect mine operators and our revenue.

Changes in United States tax legislation or our plans regarding our foreign earnings could adversely impact our business.

        We are subject to income taxes in the United States and various foreign jurisdictions. Currently, the majority of our revenue is generated from royalty and stream interests located outside the United States. Present U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings for one of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of that subsidiary. The current Executive branch of the U.S. government has proposed various international tax measures, some of which, if enacted into law, would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are enacted in current or future years, they could have a negative impact on our financial position and results of operations.

        In addition, the possibility exists that amounts determined to be indefinitely reinvested outside of the United States may ultimately be repatriated. Any repatriation of foreign earnings may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from our foreign subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

The mining industry is subject to significant environmental risks in the U.S. and in the foreign jurisdictions where our interests are located.

        Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials needed for operations, particularly water and power. Compliance with such laws and regulations can require significant expenditures and a breach may result in the imposition of fines and penalties, which may be material. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access water or other raw materials necessary to operate a mine, our revenues could be reduced, delayed or eliminated. These risks are most salient with regard to our development stage properties where permitting may not be complete and/or where new legislation and regulation can lead to delays, interruptions and significant unexpected cost burdens for mine operators. For example, Argentina passed a federal glacier protection law in 2010 that, if strictly applied, could restrict mining activities in areas on or near the nation's glaciers. We have royalties on the Chilean side of the Pascua-Lama project, which straddles the border between Chile and Argentina, and the glacier law, if and when it becomes effective, could affect some aspects of the design, development and operation of the

Pascua-Lama project. In July 2012, the National Supreme Court of Justice of Argentina overturned preliminary injunctions suspending the application of the glacier law in the San Juan Province, where a portion of the Pascua-Lama project is located, but the Supreme Court must still rule on the constitutionality of the glacier law. Further, to the extent that we become subject to environmental liabilities for any time period during which we operated properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs to the operators of the properties on which we have royalty or stream interests.

        A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. The December 1997 Kyoto Protocol, which has been extended to 2020, establishes a set of greenhouse gas emission targets for countries that have ratified the Protocol, which include Ghana, Australia and Peru. Canada ratified the Protocol but renounced its ratification in December 2011. Furthermore, the U.S. Environmental Protection Agency has promulgated or is in the process of promulgating several rules aimed at regulating greenhouse gas emissions from new and existing sources, particularly in the power generation sector, and several U.S. states (such as California) have enacted legislation requiring greenhouse gas reductions that will affect energy prices and demand for carbon intensive products. Legislation and increased regulation regarding climate change could impose significant costs on the operators of properties where we hold royalty or stream interests, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. If an operator of a property on which we have a royalty or stream interest is forced to incur significant costs to comply with climate change regulation or becomes subject to environmental restrictions that limit its ability to continue or expand operations, our revenues from that property could be reduced, delayed or eliminated.

We depend on the services of our President and Chief Executive Officer and other key employees.

        We believe that our success depends on the continued service of our key executive management personnel. Tony Jensen has served as our President and Chief Executive Officer since July 2006. Mr. Jensen's extensive commercial experience, mine operations background and industry contacts give us an important competitive advantage. The loss of the services of Mr. Jensen, other key members of management or other key employees could jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of royalty and stream interests is limited and there is competition for such persons. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We currently do not have key person life insurance for any of our officers or directors.

Our disclosure controls and internal control over our financial reporting are subject to inherent limitations.

        Management has concluded that as of June 30, 2015, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations therein, which may be beyond our control, including, but not limited to, our dependence on operators for the calculation of royalty payments and deliveries of metal streams that translate to our revenues as discussed above in "We depend on our operators for the calculation of payments of our royalty and stream interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments". Given our dependence on third party calculations, there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements.

We have incurred indebtedness in connection with our business and may in the future incur additional indebtedness that could limit cash flow available for our operations, limit our ability to borrow additional funds and have a material adverse effect on our business, results of operations, cash flows and financial condition.

        As of June 30, 2015, we had $370 million aggregate principal amount of our 2.875% convertible senior notes due 2019 (the "2019 Notes") outstanding, which we incurred in June 2012. In addition, we may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. As of June 30, 2015, we had $650 million available for borrowing under our revolving credit facility, and since June 30, 2015, we have entered into several transactions that, when added to existing commitments, would result in drawing down our revolving credit facility and reducing our available liquidity to approximately $350 million after closing all such transactions. As a result, we may seek additional debt or equity financing if we deem it advisable. Our indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness.

        Our indebtedness could have a material adverse effect on our business, results of operations, cash flows and financial condition. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions of royalty and stream interests, working capital, pay dividends and other general corporate purposes;

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

        We are subject to the risks normally associated with debt financing, including the risk that our cash flows may be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. As of June 30, 2015, our annual debt service obligation on the 2019 Notes was approximately $10.6 million. In addition, the 2019 Notes include provisions providing for the lump sum payment of significant amounts of principal, whether upon maturity, upon the exercise of any applicable put, redemption or call rights or otherwise and all amounts, if any, due under our revolving credit facility are due at maturity. Our ability to make these payments when due will depend upon several factors, which may not be in our control. These factors include our liquidity or our ability to liquidate assets owned by us on or prior to such put, redemption, call or maturity dates and the amount by which we have been able to reduce indebtedness prior to such date though exchanges, refinancing, extensions, collateralization or other similar transactions (any of which transactions may also have the effect of reducing liquidity or liquid assets). In addition, we may incur additional indebtedness in the future, subject to the restrictions contained in the agreements governing the terms of our debt obligations, which may make it more difficult for us to satisfy our other debt obligations.

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

        The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the NASDAQ Global Select Market were $100.84 and $38.63 for the fiscal year ended June 30, 2013, $76.85 and $40.45 for the fiscal year ended June 30, 2014, and

$82.84 and $55.55 for the fiscal year ending June 30, 2015. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

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

Additional issuances of equity securities by us could dilute our existing stockholders, reduce some or all of our per share financial measures, reduce the trading price of our common stock or impede our ability to raise future capital. Substantial sales of shares may negatively impact the market price of our common stock.

        We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. To the extent we issue additional equity securities, our existing stockholders could be diluted and some or all of our per share financial measures could be reduced. In addition, the shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could decline if our stockholders sell substantial amounts of our common stock, including shares issued upon the conversion of the outstanding 2019 Notes or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, the existence of the 2019 Notes may encourage short selling by market participants because the conversion of the 2019 Notes could depress the price of our common stock. These sales also could impair our ability to raise capital through the sale of additional equity or equity related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the then-prevailing market price of our common stock.

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

        The description of our principal royalties and streams set forth below includes the location, operator, royalty or stream rate, access and any material current developments at the property. For any reported production amounts discussed below, the Company considers reported production to relate to the amount of metal sales subject to our royalty interests. Please refer to Item 7, MD&A, for discussion on production estimates, historical production and revenue for our principal properties. The map below illustrates the location of our principal producing and development stage properties.

Principal Producing Properties

        The Company considers both historical and future potential revenues in determining which royalty and stream interests in our portfolio are principal to our business. Estimated future potential revenues from both producing and development properties are based on a number of factors, including reserves subject to our royalty and stream interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause the Company to conclude that one or more of such royalty and stream interests are no longer principal to our business. Currently, the Company considers the properties discussed below (listed alphabetically) to be principal to our business.

Andacollo (Region IV, Chile)

        As of June 30, 2015, we owned a royalty equivalent to 75% of the gold produced from the sulfide portion of the deposit at the Andacollo mine until 910,000 payable ounces of gold have been sold, and 50% of the gold produced in excess of 910,000 payable ounces of gold. As of June 30, 2015, approximately 259,000 payable ounces of gold have been sold. Please refer to Item 1, Business, Recent Business Developments, for an update on our interest at Andacollo.

        Andacollo is an open-pit copper mine and milling operation located in central Chile, Region IV in the Coquimbo Province and is operated by CMCA. Andacollo is located in the foothills of the Andes Mountains approximately 1.5 miles southwest of the town of Andacollo. The regional capital of La Serena and the coastal city of Coquimbo are approximately 34 miles northwest of the Andacollo project by road, and Santiago is approximately 215 miles south by air. Access to the mine is provided by Route 43 (R-43) south from La Serena to El Peñon. From El Peñon, D-51 is followed east and eventually curves to the south to Andacollo. Both R-43 and D-51 are paved roads.

        Gold production at Andacollo decreased approximately 21% during our fiscal year ended June 30, 2015, when compared to the fiscal year ended June 30, 2014. The decrease in production is primarily due to reduced mill throughput associated with unplanned maintenance activities during the September 2015 quarter and planned maintenance activities during the March 2015 quarter. Teck expects higher mill throughput rates during the remainder of calendar 2015.

        Andacollo production attributable to Royal Gold, resulting from our new streaming interest, will switch to metal sales completed in the quarter (instead of provisional estimated ounces in concentrate and true-ups based upon final smelter settlements). The eleven concentrate shipments (approximately 22,900 ounces of contained gold based on provisional weights and assays) that were not final settled as of June 30, 2015 will be subject to the new stream agreement. Andacollo will deliver gold to RGLD Gold within five business days following the end of the month in which final smelter settlement occurs. RGLD Gold typically sells gold ounces over a three week period following physical receipt. Andacollo final settlements generally take 5-6 months from the bill-of-lading date. The difference in timing between Andacollo quarterly production and final smelter settlements may result in divergences of ounces between Teck's figures and those reported by Royal Gold for future quarters.

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

  (d)
  Net Value Royalty ("NVR1").    This is a fixed 1.25% NVR on production from the GAS Claims located on a portion of Cortez that excludes the Pipeline open pit. The Company owns 81.098% of the 1.25% NVR (or 1.014%) while limited partners in Crescent Valley Partners, L.P., which is consolidated in our financial statements, own the remaining portion of the 1.25% NVR. A 0.618% portion of our NVR1 royalty covers the mining claims that comprise the undeveloped Crossroads deposit.

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

        Production at Cortez increased 140% during our fiscal year ended June 30, 2015, when compared to the fiscal year ended June 30, 2014, as surface mining activity increased at the Pipeline and Gap pits, where our royalty applies, while no significant activity occurred in these areas during the prior fiscal year. Barrick has indicated that mining in calendar 2015 will include Cortez Hills, which is not subject to our interest, and Crossroads pre-stripping. As a result, production subject to our interests is expected to be lower during the remainder of calendar 2015.

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

        Production at Holt decreased approximately 1% during our fiscal year ended June 30, 2015, when compared to the fiscal year ended June 30, 2014. St Andrew reported higher tonnes milled and lower grades during the period.

Mount Milligan (British Columbia, Canada)

        RGLD Gold owns the right to purchase 52.25% of the payable gold produced from the Mount Milligan copper-gold project in British Columbia, Canada, which is operated by Thompson Creek Metals Company, Inc. ("Thompson Creek"). The cash purchase price is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price. The Mount Milligan project is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie. The

Mount Milligan project is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mount Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George.

        Mount Milligan began the commissioning and start-up phase during the third quarter of calendar 2013 and reached commercial production as of February 2014. Ramp-up activities continued throughout calendar 2014 and are ongoing. Thompson Creek management reported during the second half of calendar 2014 that additional crushing capacity is necessary to reach 60,000 tonnes per day on a consistent basis and temporary crushing was initiated. Due to current metal prices, construction of a secondary crushing circuit will not commence until market conditions improve.

        Throughput and production were negatively impacted by unscheduled mechanical issues in the grinding and flotation circuits in the mill and by frozen ore and plugged feeders during the first quarter of calendar 2015. Thompson Creek reported solutions are underway to address the issues experienced during the first quarter, and it remains Thompson Creek's objective to achieve daily mill throughput of approximately 60,000 tonnes per by the end of calendar 2015.

        In light of first quarter calendar 2015 operational results, Thompson Creek revised its calendar 2015 gold production guidance to 200,000-220,000 payable ounces from 220,000-240,000 payable ounces. Despite the revision, the updated guidance represents an increase in payable gold production from calendar 2014 of approximately 13% to 18%. For the quarter ended June 30, 2015, Thompson Creek reported its highest average daily mill throughput of 44,940 tonnes per day, and for May and June 2015 averaged 49,913 tonnes, which is over 80% of design capacity.

        During the fiscal year ended June 30, 2015, RGLD Gold purchased approximately 74,300 ounces of physical gold. RGLD Gold sold approximately 76,900 ounces of gold during the period at an average price of $1,223.77 per ounce, and had approximately 5,300 ounces of gold in inventory as of June 30, 2015.

        Mount Milligan delivers gold to RGLD Gold within two business days of the receipt of the final smelter settlement proceeds, and RGLD Gold typically sells gold ounces over a three week period following physical receipt. Mount Milligan final settlements generally take five months from the bill-of-lading date. The difference in timing between Mount Milligan quarterly production results and final smelter settlements may result in divergences of ounces between Thompson Creek's figures and those reported by Royal Gold for each quarter.

Mulatos (Sonora, Mexico)

        We own a 1.0% to 5.0% sliding-scale NSR royalty on the Mulatos open-pit mine and heap leach operation in southeastern Sonora, Mexico. The Mulatos mine is located approximately 137 miles east of the city of Hermosillo and 186 miles south of the border with the United States, and is operated by a subsidiary of Alamos Gold, Inc. ("Alamos"). Access to the mine from the city of Hermosillo is available via private chartered flight or ground transportation on a paved and gravel road.

        The sliding-scale NSR royalty is based on the gold price as shown in the following table:

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
$0.00 - $299.99	1.00%
$300.00 - $324.99	1.50%
$325.00 - $349.99	2.00%
$350.00 - $374.99	3.00%
$375.00 - $399.99	4.00%
$400 or greater	5.00%

        The Mulatos royalty is capped at 2.0 million gold ounces of production. As of June 30, 2015, approximately 1.41 million cumulative ounces of gold have been produced.

        Production attributable to our royalty interest at Mulatos decreased approximately 6% during our fiscal year ended June 30, 2015, when compared to the fiscal year ended June 30, 2014. Lower than planned throughput and recovery associated with milling operations negatively impacted production during the current period. Alamos expects that a new grinding circuit in the mill will reduce grind size and improve gold recovery, allowing the mill to ramp up to targeted recoveries in mid-calendar 2015.

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

        Production for gold at Peñasquito increased approximately 39% during our fiscal year ended June 30, 2015, as Goldcorp experienced higher sulfide ore gold grades but lower recoveries. Reported production for silver and lead decreased approximately 11% and 10%, respectively, while reported zinc production increased approximately 10% when compared to our fiscal year ended June 30, 2014.

        In April 2015, Goldcorp reported that it integrated its Concentrate Enrichment Process and Pyrite Leach Process into a single Metallurgical Enhancement Project ("MEP"). The MEP entered the feasibility study phase, which Goldcorp expects to complete in early calendar 2016. Goldcorp expects the study to form the basis of a new life-of-mine plan for Peñasquito, which could extend mine life by more than five years through increased gold and silver recoveries, result in production of higher quality processing, and lower mining costs through minimization of re-handling and simplified mining of complex ores.

Robinson Mine (Nevada, USA)

        We own a 3.0% NSR royalty on all mineral production from the Robinson open-pit mine operated by a subsidiary of KGHM International Ltd. ("KGHM"). Access to the property is via Nevada State Highway 50, 6.5 miles west of Ely, Nevada, in White Pine County.

        Copper and gold production attributable to our royalty interest at Robinson increased approximately 45% and 24%, respectively, during our fiscal year ended June 30, 2015, when compared to the fiscal year ended June 30, 2014. The production increase was due to higher copper grade and recovery as mining returned to the Ruth pit during the second half of calendar 2014, whereas mining primarily came from the lower grade Kimbley pit during the prior fiscal year. KGHM stated that mining will continue in the Ruth pit until the December 2015 quarter, when it expects that ore deliveries primarily will come from lower grade stockpiled ores.

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

        Historically, Vale supplied us with Voisey's Bay nickel concentrate shipment data on a monthly basis, and copper concentrate shipment data on a quarterly basis. This data allowed us to estimate our Voisey's Bay quarterly royalty revenue for financial reporting purposes. We did not receive all of this data for the months relevant to the royalty payments due for the December 2014 and March 2015 quarters, and in April 2015 we announced our intention to recognize Voisey's Bay royalty revenue on a cash basis, or in the period in which actual payment information is received from Vale, beginning with the June 2015 quarter. Accordingly, the revenue recognized for the Voisey's Bay royalty for the June 2015 quarter only included positive adjustments from the estimated March 2015 quarterly revenue (approximately $3.0 million).

        Vale reported that it is processing a blend of nickel matte from its Indonesian operations and nickel concentrates from Voisey's Bay at its new Long Harbour hydrometallurgical plant, and that it will process only Voisey's Bay concentrate at Long Harbour as of the end of calendar 2015. We received the first quarterly royalty payment relating to processing Voisey's Bay nickel concentrates at Long Harbour. In response to questions concerning Vale's determination of the Long Harbour smelter and refining charges deducted from actual proceeds to calculate the NSR royalty payable, Vale recently stated that the charges included "the cost of product sold, pre-operating costs, depreciation and cost of capital." The Company strongly disagrees with Vale's determination that these charges are permissible deductions pursuant to the royalty agreement and is requesting further clarification of the basis for these charges while aggressively pursuing its legal remedies. See Note 15 to the consolidated financial statements for discussion of litigation between the Company and Vale.

        Nickel and copper production attributable to our royalty interest at Voisey's Bay decreased approximately 49% and 16%, respectively, during our fiscal year ended June 30, 2015 when compared to the fiscal year ended June 30, 2014. We did not receive sufficient production information for our third and fourth fiscal quarters of 2015 to explain the difference.

Wassa, Bogoso and Prestea (Western Region, Ghana)

        As discussed in further detail in Item 1, Business, Recent Business Developments, RGLD Gold owns the right to purchase 8.5% of the gold produced from the Wassa, Bogoso and Prestea projects, operated by Golden Star, until 185,000 ounces have been delivered, 5.0% until an additional 22,500 ounces have been delivered and 3.0% thereafter. RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce delivered at the time of delivery until 207,500 ounces have been delivered, and 30% of the spot price for each ounce delivered thereafter. The transaction closed on July 28, 2015, and RGLD Gold anticipates its first purchase of gold from Golden Star during the first quarter of fiscal 2016. The Company considers the gold stream principal to its business.

        The Wassa open pit mine and oxide ore mill are located near the village of Akyempim in the Wassa East District, in the Western Region of Ghana, approximately 50 miles north of Cape Coast and 93 miles west of the capital Accra. The main access to the site is from the east, via the Cape Coast to Twifo-Praso road, then over the combined road-rail bridge on the Pra River. There is also an access road from Takoradi in the south via Mpohor. There is an airport at Takoradi that is capable of handling jet aircraft and is serviced by several commercial flights each day. Future Wassa production will come from both open pit and underground operations.

        Bogoso and Prestea are open pit operations producing both oxide and refractory ores located in the Ashanti gold district in the central eastern section of the Western Region of Ghana, approximately 6 miles south of the town of Bogoso. Access to the property is by commercial air carrier to Accra and then by vehicle on a paved and gravel road.

        Golden Star is pursuing a strategy of transforming to a low cost non-refractory gold producer. In line with this strategy, the refractory mining and processing operations at Bogoso were due to be closed in the fourth quarter of 2015. On July 3, 2015, Golden Star reported the failure of a ball mill motor in the refractor ore mill, which will impact production for calendar 2015. Golden Star management is contemplating the early shutdown of the refractory ore operations. Future production at Bogoso and Prestea will come from open pit and underground operations.

Principal Development Stage Properties

        The following is a description of our principal development stage properties. Reserves for our development stage properties are summarized below in Table 1 as part of this Item 2, Properties.

Pascua-Lama Project (Region III, Chile)

        As of June 30, 2015, we owned a 0.78% to 5.23% sliding-scale NSR royalty on the Pascua-Lama project, which straddles the border between Argentina and Chile, and is being developed by Barrick. Also as of June 30, 2015, the Company owned an additional royalty equivalent to 1.05% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017. Please refer to Item 1, Business, Recent Business Developments, for an update on our interest at Pascua-Lama. The Pascua-Lama project is located within 7 miles of Barrick's operating Veladero mine. Access to the project is from the city of Vallenar, Region III, Chile, via secondary roads C-485 to Alto del Carmen, Chile, and C-489 from Alto del Carmen to El Corral, Chile.

        Our royalty interest is applicable to all gold production from the portion of the Pascua-Lama project lying on the Chilean side of the border. In addition, our interest at Pascua-Lama contains certain contingent rights and obligations. Specifically, (i) if gold prices exceed $600 per ounce for any six month period during the first 36 months of commercial production from the project, the Company would make a one-time payment of $8.4 million; (ii) approximately 20% of the royalty is limited to 14.0 million ounces of gold produced from the project, while 24% of the royalty can be extended beyond 14.0 million ounces of gold produced for a one-time payment of $4.4 million; and (iii) we also increased our interest in two one-time payments from $0.5 million to $1.5 million, which are payable by Barrick upon the achievement of certain production thresholds at Pascua-Lama.

        The sliding-scale NSR royalty is based upon the gold price as shown in the following table:

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
less than $325	0.78%
$400	1.57%
$500	2.72%
$600	3.56%
$700	4.39%
$800 or greater	5.45%

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

Phoenix Gold (Ontario, Canada)

        RGLD Gold owns the right to purchase 6.30% of any gold produced from the Phoenix Gold Project until 135,000 ounces have been delivered, and 3.15% thereafter. For each delivery of gold, RGLD Gold will pay a purchase price per ounce of 25% of the spot price of gold at the time of delivery.

        The Phoenix Gold Project is located in Red Lake, Ontario, Canada, and operated by Rubicon Minerals Corporation ("Rubicon"). The Red Lake greenstone belt is host to one of Canada's preeminent gold producing districts, the Red Lake District. The Phoenix Gold Project is located in this belt, which also hosts the Red Lake and Cochenour mines. The project is located approximately 350 miles by road northwest of Thunder Bay and approximately 295 miles by road east-northeast of Winnipeg, Manitoba. Red Lake can be reached via Highway 105, which branches off the Trans-Canada Highway 17 some 105 miles south of Red Lake. Red Lake is also serviced with daily flights from Thunder Bay and Winnipeg.

        Rubicon announced on June 24, 2015, that the Phoenix Gold Project successfully poured its first gold of approximately 741 ounces and that construction of the mill was complete. The commissioning of the mill circuit continues with the processing of low-grade mineralized material. Rubicon further reported in June 2015 that two stopes were ready for production and five stopes were in various stages of development.

        As of June 30, 2015, the Company considers Phoenix Gold to be a principal development stage property. RGLD Gold anticipates its first purchase of gold from the Phoenix Gold Project will occur during the first quarter of fiscal 2016, at which time the Company will reclassify our Phoenix Gold stream interest to a principal producing property.

Reserve Information

        Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead, cobalt and molybdenum that are subject to our royalty and stream interests as of December 31, 2014, as reported to us by the operators of the mines. Properties are currently in production unless noted as development ("DEV") within the table. The exploration royalties we own do not contain proven and probable reserves as of December 31, 2014. Please refer to pages 38-40 for the footnotes to Table 1.

Table 1
Proven and Probable Gold Reserves
As of December 31, 2014(1)

Gold(2)

				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Bald Mountain	1.75% - 2.5% NSR(7)	Barrick	United States	15.911	0.027	0.423
Cortez (Pipeline) GSR1	0.40 - 5.0% GSR(8)	Barrick	United States	22.722	0.030	0.671
Cortez (Pipeline) GSR2	0.40 - 5.0% GSR(8)	Barrick	United States	92.447	0.034	3.134
Cortez (Pipeline) GSR3	0.71% GSR(9)	Barrick	United States	34.177	0.025	0.867
Cortez (Pipeline) NVR1	1.01% NVR(9)	Barrick	United States	18.812	0.030	0.555
Cortez (Pipeline) NVR1C	0.62% NVR(9)	Barrick	United States	80.992	0.036	2.938
Gold Hill	1.0 - 2.0% NSR(10)(11) 0.6 - 0.9% NSR(12)	Kinross/Barrick	United States	6.552	0.019	0.124
Goldstrike (SJ Claims)	0.9% NSR	Barrick	United States	43.954	0.097	4.266
Hasbrouck Mountain (DEV)	1.5% NSR	West Kirkland/Clover Nevada LLC	United States	35.616	0.017	0.588
Leeville	1.8% NSR	Newmont	United States	5.176	0.219	1.131
Marigold	2.0% NSR	Silver Standard	United States	144.988	0.014	1.997
Pinson	3.0% NSR(13)	Atna	United States	7.557	0.064	0.483
	2.94% NSR(14)
Robinson	3.0% NSR	KGHM	United States	131.586	0.004	0.579
Ruby Hill	3.0% NSR	Barrick	United States	1.726	0.014	0.024
Soledad Mountain (DEV)	3.0% NSR(15)	Golden Queen	United States	51.052	0.019	0.984
Twin Creeks	2.0% GPR	Newmont	United States	1.461	0.108	0.158
Wharf	0.0 - 2.0% NSR(16)	Coeur Mining	United States	19.630	0.022	0.432
Back River—George Lake (DEV)	2.35% NSR(17)	Sabina Gold & Silver	Canada	1.404	0.145	0.203
Back River—Goose Lake (DEV)	1.95% NSR(18)	Sabina Gold & Silver	Canada	15.119	0.168	2.537
Canadian Malartic	1.0 - 1.5% NSR(19)	Agnico Eagle/Yamana	Canada	116.034	0.030	3.503
Holt	0.00013 × quarterly avg. gold	St Andrew price	Canada	3.109	0.141	0.439
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	0.011	0.124
Mt. Milligan(20)	52.25% of payable gold	Thompson Creek	Canada	597.570	0.010	6.182
Pine Cove (DEV)	7.5% NPI	Anaconda Mining	Canada	2.905	0.060	0.175
Rainy River (DEV)	6.5% of payable gold(21)	New Gold	Canada	104.276	0.033	3.772
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.006	5.775
Williams	0.97% NSR	Barrick	Canada	10.449	0.067	0.703
Dolores	3.25% NSR	Pan American	Mexico	66.028	0.026	1.718
Mulatos	1.0 - 5.0% NSR(22)	Alamos	Mexico	93.239	0.019	1.732
Peñasquito(23)	2.0% NSR (Oxide)	Goldcorp	Mexico	98.921	0.008	0.850
	2.0% NSR (Sulfide)			602.942	0.016	9.700
Andacollo	100% of payable gold(24)	Teck	Chile	485.537	0.003	1.614
El Morro (DEV)	1.4% NSR(25)	Goldcorp/New Gold	Chile	198.103	0.013	2.674
El Toqui	1.0 - 3.0% NSR(26)	Nyrstar	Chile	4.145	0.047	0.194
Pascua-Lama (DEV)(27)	0.78 - 5.45% NSR(28)	Barrick	Chile	320.645	0.046	14.680
Don Mario	3.0% NSR	Orvana	Bolivia	1.703	0.037	0.064
Don Nicolas (DEV)	2.0% NSR	Compañía Inversora en Minas	Argentina	1.327	0.148	0.196
El Limon	3.0% NSR	B2Gold	Nicaragua	1.521	0.142	0.216
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.605	0.089	0.675
Mara Rosa (DEV)	1.0% NSR	Amarillo Gold	Brazil	18.868	0.050	0.946
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	0.002	0.001
Celtic/Wonder North (DEV)	1.5% NSR	SR Mining	Australia	1.507	0.064	0.097
Gwalia Deeps	1.5% NSR	St . Barbara	Australia	10.857	0.204	2.220
King of the Hills	1.5% NSR	St. Barbara	Australia	0.495	0.127	0.063
Kundip (DEV)	1.0 - 1.5% GSR(29)	Silver Lake Resources	Australia	3.097	0.099	0.307
Meekatharra (Nannine) (DEV)	1.5% NSR	Metals X Limited	Australia	0.000	0.000	0.000
Meekatharra (Paddy's Flat) (DEV)	1.5% NSR A$10 per gold ounce produced(30)	Metals X Limited	Australia	3.858	0.125	0.483
Meekatharra (Reedys) (DEV)	1.5%, 1.5 - 2.5%, 1% NSR(31)	Metals X Limited	Australia	0.992	0.092	0.092
Meekatharra (Yaloginda)	0.45% NSR	Metals X Limited	Australia	3.858	0.007	0.028
Red Dam (DEV)	2.5% NSR	Phoenix Gold	Australia	1.764	0.063	0.111
South Laverton	1.5% NSR	Saracen	Australia	13.486	0.060	0.803
Southern Cross (DEV)	1.5% NSR	China Hanking Holdings	Australia	1.582	0.075	0.119
Inata	2.5% GSR	Avocet	Burkina Faso	5.820	0.056	0.326
Taparko(32)	2.0% GSR	Nord Gold	Burkina Faso	7.162	0.081	0.578
Wassa, Bogoso and Prestea	8.5% of payable gold(33)	Golden Star	Ghana	31.375	0.061	1.928
Svetloye (DEV)	1.0% NSR	Polymetal	Russia	8.069	0.082	0.664

 Proven and Probable Silver Reserves
As of December 31, 2014(1)

Silver(34)

				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Silver Grade (opt)	Silver Contained Ozs(6) (M)
Gold Hill	1.0 - 2.0% NSR(10)(11)	Kinross/Barrick	United States	6.552	0.278	1.823
	0.6 - 0.9% NSR(12)
Hasbrouck Mountain (DEV)	1.5% NSR	West Kirkland/Clover Nevada LLC	United States	35.616	0.297	10.569
Soledad Mountain (DEV)	3.0% NSR(15)	Golden Queen	United States	51.052	0.324	16.516
Troy	3.0% GSR	Hecla Mining	United States	16.460	1.038	17.080
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	1.009	11.618
Rainy River (DEV)	60% of payable silver(21)	New Gold	Canada	104.276	0.082	9.410
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.050	51.895
Dolores	2.0% NSR	Pan American Silver	Mexico	66.028	0.971	64.100
Peñasquito(23)	2.0% NSR (Oxide)	Goldcorp	Mexico	98.921	0.824	81.520
	2.0% NSR (Sulfide)			602.942	0.879	529.650
Don Mario	3.0% NSR	Orvana	Bolivia	1.703	1.069	1.821
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.605	0.156	1.185
Don Nicolas (DEV)	2.0% NSR	Compañía Inversora en Minas	Argentina	1.327	0.302	0.401
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	0.498	0.380
El Toqui	0.0 - 3.0% NSR(26)	Nyrstar	Chile	4.145	0.329	1.364
Svetloye (DEV)	1.0% NSR	Polymetal	Russia	8.069	0.095	0.765

Proven and Probable Base Metal Reserves
As of December 31, 2014(1)

Copper(35)

				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Johnson Camp	2.5% NSR	Nord Resources	United States	111.200	0.295%	656.000
Robinson	3.0% NSR	KGHM	United States	131.586	0.410%	1078.697
Troy	3.0% GSR	Hecla Mining	United States	16.460	0.364%	119.750
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.676	0.839%	11.355
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	2.010%	462.678
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.271%	5630.715
Voisey's Bay(36)	2.7% NSR	Vale	Canada	16.204	1.321%	428.093
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	2.130%	32.466
Don Mario	3.0% NSR	Orvana	Bolivia	1.703	1.234%	42.038
El Morro (DEV)	1.4% NSR	Goldcorp/New Gold	Chile	198.103	0.494%	1959.099
Pascua-Lama (DEV)(37)	1.09% NSR	Barrick	Chile	320.645	0.085%	548.177
Las Cruces	1.5% NSR	First Quantum	Spain	9.744	4.876%	950.302

Lead(38)

				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	0.517%	7.879
Peñasquito	2.0% NSR (Sulfide)	Goldcorp	Mexico	602.942	0.281%	3757.000
El Toqui	0.0 - 3.0% NSR(26)	Nyrstar	Chile	4.145	0.272%	22.509

Zinc(39)

				PROVEN + PROBABLE		RESERVES(3)(4)(5)
						Base Metal Contained Lbs(6) (M)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.676	8.577%	116.036
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	3.190%	734.300
Balcooma (DEV)	1.5% NSR	Snow Peak Mining	Australia	0.762	1.921%	29.274
Peñasquito	2.0% NSR (Sulfide)	Goldcorp	Mexico	602.942	0.680%	9081.000
El Toqui	0.0 - 3.0% NSR(26)	Nyrstar	Chile	4.145	5.956%	493.712

NICKEL(40)

				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay(36)	2.7% NSR	Vale	Canada	16.204	2.368%	767.297

Proven and Probable Base Metal Reserves
As of December 31, 2014(1)

COBALT(41)

				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay(36)	2.7% NSR	Vale	Canada	16.204	0.111%	35.957

MOLYBDENUM(42)

				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.018%	373.340

(1)
Reserves have been reported by the operators of record as of December 31, 2014, with the exception of the following properties: Hasbrouck Mountain—June 3, 2015; Svetloye—January 1, 2015; Don Mario—September 30, 2014; Gwalia, King of the Hills, Kundip and South Laverton—June 30, 2014; Back River and Red Dam—February 28, 2014; El Toqui, Inata, Troy, Wharf and Williams—December 31, 2013; Celtic/Wonder North—November 21, 2013; Schaft Creek—December 31, 2012; Southern Cross—June 30, 2012; Don Nicolas, Johnson Camp, Pascua-Lama and Robinson—December 31, 2011; Mara Rosa—October 28, 2011; Balcooma—June 30, 2011; Kutcho Creek—February 15, 2011; Pine Cove—June 30, 2010; and Caber—July 18, 2007.

(2)
Gold reserves were calculated by the operators at the following per ounce prices: $1,450—Kundip; A$1,400—Celtic/Wonder North, Meekatharra (Nannine, Paddy's Flat, Reedys and Yaloginda), South Laverton and Southern Cross; A$1,390—King of the Hills; $1,366—Schaft Creek; $1,350—El Toqui; A$1,310—Red Dam; $1,300—Canadian Malartic, El Limon, El Morro, Leeville, Marigold, Peñasquito, Pinson, Svetloye, Twin Creeks and Wharf; $1,225—Hasbrouck Mountain; $1,250—Back River, Dolores, Holt, La India, Mount Milligan, Mulatos, Soledad Mountain and Taparko; A$1,250—Gwalia Deeps; $1,200—Andacollo, Gold Hill, Pascua-Lama, Rainy River, Robinson and Wassa, Bogoso and Prestea; $1,100—Bald Mountain, Cortez, Don Mario, Don Nicolas, Goldstrike, Mara Rosa, Ruby Hill and Williams; $950—Inata; and $983—Pine Cove. No gold price was reported for Balcooma, Caber or Kutcho Creek.

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

(7)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $375 - 1.75%; >$375 to $400 - 2.0%; >$400 to $425 - 2.25%; >$425 - 2.5%. All price points are stated in 1986 dollars and are subject to adjustment in accordance with a blended index comprised of labor, diesel fuel, industrial commodities and mining machinery.

(8)
GSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $210 - 0.40%; $210 to $229.99 - 0.50%; $230 to $249.99 - 0.75%; $250 to $269.99 - 1.30%; $270 to $309.99 - 2.25%; $310 to $329.99 - 2.60%; $330 to $349.99 - 3.00%; $350 to $369.99 - 3.40%; $370 to $389.99 - $3.75%; $390 to $409.99 - 4.0%; $410 to $429.99 - 4.25%; $430 to $449.99 - 4.50%; $450 to $469.99 - 4.75%; $470 and higher - 5.00%.

(9)
NVR1 and GSR3 reserves and additional mineralized material are subsets of the reserves and additional mineralized material covered by GSR1 and GSR2.

(10)
The royalty is capped at $10 million. As of June 30, 2015, royalty payments of approximately $2.9 million have been received.

(11)
The 1.0% to 2.0% sliding-scale NSR royalty will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The 0.6% to 0.9% NSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $300 - 0.6%; $300 to $350 - 0.7%; > $350 to $400 - 0.8%; > $400 - 0.9%. The silver royalty rate is based on the price of gold.

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

(16)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to under $350 - 0.0%; $350 to under $400 - 0.5%; $400 to under $500 - 1.0%; $500 or higher - 2.0%.

(17)
George Lake royalty applies to production above 800,000 ounces.

(18)
Goose Lake royalty applies to production above 400,000 ounces.

(19)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $350 - 1.0%; above $350 - 1.5%.

(20)
This is a metal stream whereby the purchase price for gold ounces delivered is $435 per ounce, or the prevailing market price of gold, if lower; no inflation.

(21)
This is a metal stream whereby Royal Gold is entitled to 6.5% of the gold produced until 230,000 ounces have been delivered, 3.25% thereafter; and 60% of the silver produced until 3.1 million ounces have been delivered, 30% thereafter. The purchase price for ounces delivered is 25% of the spot price per ounce of gold or silver.

(22)
The Company's royalty is subject to a 2.0 million ounce cap on gold production. There have been approximately 1.41 million ounces of cumulative production as of June 30, 2015. NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $299.99 - 1.0%; $300 to $324.99 - 1.50%; $325 to $349.99 - 2.0%; $350 to $374.99 - 3.0%; $375 to $399.99 - 4.0%; $400 or higher - 5.0%.

(23)
Operator reports reserves by material type. The sulfide material will be processed by milling. The oxide material will be processed by heap leaching.

(24)
As of June 30, 2015, the royalty rate is 75% until 910,000 payable ounces of gold have been produced; 50% thereafter. There have been approximately 256,000 cumulative payable ounces produced as of June 30, 2015. Gold is produced as a by-product of copper. Refer to Item 1, Business, Recent Business Development for updates on our interest at Andacollo.

(25)
The royalty covers approximately 30% of the La Fortuna deposit. Reserves attributable to Royal Gold's royalty represent 3/7 of Goldcorp's reporting of 70% of the total reserve.

(26)
All metals are paid based on zinc prices. NSR sliding-scale schedule (price of zinc per pound—royalty rate): Below $0.50 - 0.0%; $0.50 to below $0.55 - 1.0%; $0.55 to below $0.60 - 2.0%; $0.60 or higher—3.0%.

(27)
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

(28)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): less than or equal to $325 - 0.78%; $400 - 1.57%; $500- $2.72%; $600 - 3.56%; $700 - 4.39%; greater than or equal to $800 - 5.23%. Royalty is interpolated between lower and upper endpoints.

(29)
Royalty pays 1.0% for the first 250,000 ounces of production and then 1.5% for production above 250,000 ounces.

(30)
The A$10 per ounce royalty applies on production above 50,000 ounces.

(31)
The 1.5% to 2.5% NSR sliding-scale royalty pays at a rate of 1.5% for the first 75,000 ounces produced in any 12 month period and at a rate of 2.5% on production above 75,000 ounces during that 12 month period. The 1.0% NSR royalty applies to the Rand area only.

(32)
There is a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

(33)
This is a metal stream whereby Royal Gold is entitled to 8.5% payable gold until 185,000 ounces of payable gold has been delivered from the Wassa, Bogoso and Prestea properties, 5.0% until an additional 22,500 ounces have been delivered and 3.0% thereafter. The purchase price for gold ounces delivered is 20% of spot price per ounce, until 207,500 ounces have been delivered and 30% thereafter, of the London PM gold fixing price as quoted in United States dollars per ounce by the LBMA on the Date of Delivery.

(34)
Silver reserves were calculated by the operators at the following prices per ounce: $25.96—Schaft Creek; $25.00—Don Nicolas; $24.69—Troy; $23.00—El Toqui; $22.50—Svetloye; $22.00—Peñasquito; $20.00—Don Mario and Gold Hill; $18.50—Dolores; $18.00—Hasbrouck Mountain and Rainy River; and $17.00—Soledad. No silver price was reported for Balcooma, Kutcho Creek or La India.

(35)
Copper reserves were calculated by the operators at the following prices per pound: $3.52—Schaft Creek; $3.35—Troy and Voisey's Bay; $3.00—El Morro, Mount Milligan and Robinson; $2.75—Don Mario and Las Cruces; $2.50—Johnson Camp; and $2.00—Pascua-Lama. No copper reserve price was reported for Balcooma, Caber or Kutcho Creek.

(36)
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

(40)
Nickel reserve price was calculated by the operator at the following price per pound: $7.47—Voisey's Bay.

(41)
Cobalt reserve price was calculated by the operator at the following price per pound: $12.95—Voisey's Bay. Molybdenum reserve price was calculated by the operator at the following price per pound: $15.30—Schaft Creek.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Current Stockholders

        Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "RGLD" and on the TSX under the symbol "RGL." The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on NASDAQ for each quarter since July 1, 2013.

		Sales Prices
Fiscal Year:		High	Low
2015	First Quarter (July, Aug., Sept.—2014)	$82.84	$63.86
	Second Quarter (Oct., Nov., Dec.—2014)	$72.81	$55.55
	Third Quarter (Jan., Feb., March—2015)	$77.20	$57.55
	Fourth Quarter (April, May, June—2015)	$67.99	$61.00
2014	First Quarter (July, Aug., Sept.—2013)	$67.25	$40.45
	Second Quarter (Oct., Nov., Dec.—2013)	$53.76	$42.56
	Third Quarter (Jan., Feb., March—2014)	$72.90	$47.02
	Fourth Quarter (April, May, June—2014)	$76.85	$58.86

        As of July 28, 2015, there were 920 stockholders of record of our common stock.

Dividends

        We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.

        For calendar year 2015, our annual dividend is $0.88 per share of common stock and exchangeable shares. We paid the first payment of $0.22 per share on January 16, 2015, to common stockholders and the holders of exchangeable shares of record at the close of business on January 2, 2015. We paid the second payment of $0.22 per share on April 17, 2015, to common stockholders and the holders of exchangeable shares of record at the close of business on April 2, 2015. We paid the third payment of $0.22 per share on July 17, 2015 to common stockholders of record at the close of business on July 2, 2015. Subject to board approval, we anticipate paying the fourth payment of $0.22 per share on October 16, 2015, to common shareholders of record at the close of business on October 2, 2015. All exchangeable shares have been exchanged for shares of Royal Gold common stock on a one-for-one basis as of June 30, 2015.

        For calendar year 2014, our annual dividend was $0.84 per share of common stock and exchangeable shares, paid on a quarterly basis of $0.21 per share. For calendar year 2013, we paid an annual dividend of $0.80 per share of common stock and exchangeable shares in four quarterly payments of $0.20 each.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years Ended June 30,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except per share data)
Revenue(1)	$278,019	$237,162	$289,224	$263,054	$216,469
Operating income	$87,235	$108,720	$171,167	$156,634	$118,925
Net income	$52,678	$63,472	$73,409	$98,309	$77,299
Net income available to Royal Gold common stockholders	$51,965	$62,641	$69,153	$92,476	$71,395
Net income per share available to Royal Gold common stockholders:
Basic	$0.80	$0.96	$1.09	$1.61	$1.29
Diluted	$0.80	$0.96	$1.09	$1.61	$1.29
Dividends declared per common share(2)	$0.87	$0.83	$0.75	$0.56	$0.42

	As of June 30,
	2015	2014	2013	2012	2011
	(Amounts in thousands)
Royalty and stream interests, net	$2,083,608	$2,109,067	$2,120,268	$1,890,988	$1,690,439
Total assets	$2,925,432	$2,891,544	$2,905,341	$2,376,366	$1,902,702
Debt	$322,110	$311,860	$302,263	$293,248	$226,100
Total liabilities	$509,505	$518,987	$534,705	$512,937	$415,007
Total Royal Gold stockholders' equity	$2,353,122	$2,354,725	$2,348,887	$1,838,459	$1,460,162

(1)
Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 17% increase in revenue during fiscal year 2015 when compared to fiscal year 2014 and the 18% decrease in revenue during fiscal year 2014 when compared to fiscal year 2013.

(2)
The 2015, 2014, 2013, 2012 and 2011 calendar year dividends were $0.88, $0.84, $0.80, $0.60 and $0.44, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. We seek to acquire existing royalty and stream interests or to finance projects that are in production or in the development stage in exchange for royalty or stream interests. In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty and stream interests, establishing new streams on operating mines, to create new royalty and stream interests through the financing of mine development or exploration, or to acquire companies that hold royalty and stream interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

        As of June 30, 2015, the Company owned stream interests on one producing property and two development stage properties and owned royalty interests on 36 producing properties, 22 development stage properties and 135 exploration stage properties, of which the Company considers 47 to be evaluation stage projects. The Company uses "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Except for one joint venture property (as discussed below), we do not conduct mining operations on the properties in which we hold royalty and streaming interests, and we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties. During the fiscal year ended June 30, 2015, we focused on the management of our existing royalty and streaming interests and the acquisition of additional royalty and streaming interests.

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

        For the fiscal years ended June 30, 2015, 2014 and 2013, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Fiscal Year Ended
	June 30, 2015		June 30, 2014		June 30, 2013
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,224	81%	$1,296	72%	$1,605	70%
Silver ($/ounce)	$17.36	3%	$20.57	6%	$28.97	7%
Copper ($/pound)	$2.89	7%	$3.18	8%	$3.48	11%
Nickel ($/pound)	$7.02	4%	$6.89	8%	$7.44	8%
Other	N/A	5%	N/A	6%	N/A	4%

Operators' Production Estimates by Royalty and Stream Interest for Calendar 2015

        We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2015. The following table shows such production estimates for our principal producing properties for calendar 2015 as well as the actual production reported to us by the various operators through June 30, 2015. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators' estimates or production reports and have not independently assessed or verified the accuracy of such information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing and development properties.

Operators' Estimated and Actual Production by Royalty and Stream Interest for Calendar 2015
Principal Producing Properties

	Calendar 2015 Operator's Production Estimate(1)(2)			Calendar 2015 Operator's Production Actual(3)(4)
Royalty/Stream	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)
Andacollo(5)	52,200	—	—	22,200	—	—
Cortez GSR1	104,100	—	—	82,900	—	—
Cortez GSR2	27,900	—	—	26,300	—	—
Cortez GSR3	132,000	—	—	109,200	—	—
Cortez NVR1	97,200	—	—	81,600	—	—
Holt	64,000	—	—	32,100	—	—
Mount Milligan(6)	200,000 - 220,000	—	—	106,000	—	—
Mulatos(7)	150,000 - 170,000	—	—	38,000	—	—
Penasquito(8)(9)	700,000 - 750,000	24 - 26 million	—	453,600	12.0 million	—
Lead(8)(9)			175 - 185 million			84.2 million
Zinc(8)(9)			400 - 415 million			188.0 million

(1)
Production estimates received from our operators are for calendar 2015. There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)
The operators of our Voisey's Bay and Robinson royalty interests did not release public production guidance for calendar 2015, thus estimated and actual production information is not shown in the table.

(3)
Actual production figures shown are for the period January 1, 2015 through June 30, 2015, unless otherwise noted.

(4)
Actual production figures for Andacollo and Cortez are based on information provided to us by the operators, and actual production figures for Holt, Mount Milligan, Mulatos and Peñasquito (gold) are the operators' publicly reported figures.

(5)
The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(6)
The estimated and actual production figures shown for Mount Milligan are payable gold in concentrate.

(7)
Actual production shown is for the period ended March 31, 2015. Production information for the quarter ended June 30, 2015, was not available from the operator as of the date of this report.

(8)
The estimated gold and silver production figures reflect payable gold and silver in concentrate and doré, while the estimated lead and zinc production figures reflect payable metal in concentrate.

(9)
The actual gold production figure for gold reflects payable gold in concentrate and doré as reported by the operator. The actual production for silver, lead and zinc were not publicly available. The Company's royalty interest at Peñasquito includes gold, silver, lead and zinc.

Historical Production

        The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our royalty interests, as reported to us by the operators of the mines:

Historical Production(1) by Property
Principal Producing Properties
For the Fiscal Years Ended June 30, 2015, 2014 and 2013

Property	Metal	2015		2014		2013
Andacollo	Gold	41,500	oz.	50,400	oz.	68,600	oz.
Cortez GSR1	Gold	153,000	oz.	7,600	oz.	81,200	oz.
Cortez GSR2	Gold	76,000	oz.	87,800	oz.	900	oz.
Cortez GSR3	Gold	229,000	oz.	95,400	oz.	82,100	oz.
Cortez NVR1	Gold	167,000	oz.	84,400	oz.	60,400	oz.
Holt	Gold	61,500	oz.	63,100	oz.	56,400	oz.
Mount Milligan	Gold	76,900	oz.	21,100	oz.	N/A
Mulatos	Gold	140,900	oz.	149,800	oz.	218,000	oz.
Peñasquito	Gold	742,100	oz.	534,200	oz.	371,100	oz.
	Silver	24.6	Moz.	27.7	Moz.	21.1	Moz.
	Lead	158.4	Mlbs.	175.5	Mlbs.	126.3	Mlbs.
	Zinc	340.8	Mlbs.	310.9	Mlbs.	282.3	Mlbs.
Robinson	Gold	34,300	oz.	27,600	oz.	49,100	oz.
	Copper	101.1	Mlbs.	69.6	Mlbs.	146.2	Mlbs.
Voisey's Bay	Nickel	62.8	Mlbs.	123.7	Mlbs.	143.9	Mlbs.
	Copper	64.8	Mlbs.	80.5	Mlbs.	101.9	Mlbs.

(1)
Historical production relates to the amount of metal sales, subject to our royalty and stream interests for each fiscal year presented, as reported to us by the operators of the mines, and may differ from the operators' public reporting.

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

        Our most critical accounting estimates relate to our assumptions regarding future gold, silver, nickel, copper and other metal prices and the estimates of reserves, production and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty and stream interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

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

        Estimates of gold, silver, copper, nickel and other metal prices, operators' estimates of proven and probable reserves related to our royalty or streaming properties, and operators' estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests. Refer to Note 4 of the notes to consolidated financial statements for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2015 and 2014.

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

Cost of Sales

        Cost of sales is specific to our stream agreements and is the result of the Company's purchases of gold for a cash payment of a set contractual price, or the prevailing market price of gold when purchased.

Exploration Costs

        Exploration costs are specific to our joint venture for exploration and advancement of the Tetlin gold project, as discussed further in Item 1, Business, Fiscal 2015 Business Developments and Note 3 of our notes to consolidated financial statements. Exploration costs associated with the Tetlin gold project are expensed when incurred.

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

        The Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings as determined by management's judgment about and intentions concerning the future operations of the Company. As a result, the Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. Refer to Note 11 for further discussion on our assertion.

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

Liquidity and Capital Resources

Overview

        At June 30, 2015, we had current assets of $790.8 million compared to current liabilities of $25.0 million resulting in a working capital surplus of $765.8 million and a current ratio of 32 to 1. This compares to current assets of $736.0 million and current liabilities of $22.5 million at June 30, 2014, resulting in a working capital surplus of $713.5 million and a current ratio of approximately 33 to 1.

        During the fiscal year ended June 30, 2015, liquidity needs were met from $278.0 million in revenue and our available cash resources. As of June 30, 2015, the Company had $650 million available and no amounts outstanding under its revolving credit facility. The Company was in compliance with each financial covenant under its revolving credit facility as of June 30, 2015. Refer to Note 6 of our notes to consolidated financial statements and below ("Recent Liquidity and Capital Resource Developments") for further discussion on our debt.

        Working capital, combined with the Company's undrawn revolving credit facility, totaled approximately $1.4 billion in liquidity at June 30, 2015. As discussed further in Item 1, Business, Recent Developments, the Company entered into several new significant transactions that, when added to existing firm commitments, totaled approximately $1.1 billion in anticipated capital expenditures in fiscal year 2016. The Company plans to fund these commitments with its existing $1.4 billion in liquidity plus cash flow from operations. Before considering our expected cash flow from operations, at June 30, 2016 we would have approximately $350 million in available liquidity after all of these commitments are funded. Cash flow from operations was $192.2 million in fiscal year 2015, and is expected to increase in fiscal year 2016 (assuming similar gold prices) as three of the new transactions are expected to deliver incremental operating cash flow in fiscal year 2016.

        We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future. Our current financial resources are also available to fund dividends and for acquisitions of royalty and stream interests, including the remaining conditional commitments incurred in connection with the Ilovitza, Golden Star, Rainy River, Pueblo Viejo stream acquisitions and the Peak Gold joint venture. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, has acquisition opportunities in various stages of active review. In the event of one or more substantial royalty and stream interest or other acquisitions, we may seek additional debt or equity financing as necessary.

        Please refer to our risk factors included in Part I, Item 1A of this report for a discussion of certain risks that may impact the Company's liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Facility

        On April 29, 2015, the Company entered into Amendment No. 1 (the "Amendment") to the Sixth Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014 (the "Credit Agreement"), by and among the Company, certain subsidiaries of the Company as guarantors, certain lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders. Pursuant to the Amendment, the maximum availability under the Credit Agreement increased from $450 million to $650 million and the $150 million accordion feature was eliminated. As of June 30, 2015, the Company had no amounts outstanding under the Credit Agreement.

Dividend Increase

        On November 13, 2014, we announced an increase in our annual dividend for calendar 2015 from $0.84 to $0.88, payable on a quarterly basis of $0.22 per share. The newly declared dividend is 5% higher than the dividend paid during calendar 2014. Royal Gold has steadily increased its annual dividend since calendar 2001.

Summary of Cash Flows

Operating Activities

        Net cash provided by operating activities totaled $192.1 million for the fiscal year ended June 30, 2015, compared to $147.2 million for the fiscal year ended June 30, 2014. The increase was primarily due to an increase in proceeds received from our royalty and streaming interests, net of production taxes and cost of sales, of approximately $31.2 million. The increase was also due to a decrease in income tax payments, net of refunds, of approximately $7.1 million.

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

Investing Activities

        Net cash used in investing activities totaled $51.2 million for the fiscal year ended June 30, 2015, compared to $84.8 million for the fiscal year ended June 30, 2014. The decrease in cash used in investing activities is primarily due to a decrease in funding for royalty or stream acquisitions and the recent termination of the Tulsequah streaming agreement, resulting in the return of the original $10.0 million advance payment. The Company made approximately $52.5 million in commitment payments during the fiscal year ended June 30, 2015, as part of the Phoenix Gold and Ilovitza stream acquisitions. The Company made its final commitment ($12.8 million) as part of the Phoenix Gold Project stream acquisition during the quarter ended March 31, 2015.

        Net cash used in investing activities totaled $84.8 million for the fiscal year ended June 30, 2014, compared to $309.4 million for the fiscal year ended June 30, 2013. The decrease in cash used in investing activities is primarily due to a decrease in funding for the Mount Milligan streaming interest compared to the prior fiscal year. This decrease was offset by the Company's acquisition of the Phoenix Gold Project gold stream and El Morro royalty of approximately $30.6 million and $35 million, respectively, in fiscal 2014. The Company made its final commitment payment to Thompson Creek as part of the Mount Milligan gold stream acquisition during the quarter ended September 30, 2013.

Financing Activities

        Net cash used in financing activities totaled $57.6 million for the fiscal year ended June 30, 2015, compared to cash provided by financing activities of $66.9 million for the fiscal year ended June 30, 2014. The decrease was the result of a purchase of an additional royalty interest from a non-controlling interest of approximately $11.5 million during the prior year period. This decrease was partially offset by an increase in the common stock dividend payment, which was the result of an increase in the dividend rate when compared to the same period of the prior year.

        Net cash used in financing activities totaled $66.9 million for the fiscal year ended June 30, 2014, compared to cash provided by financing activities of $425.4 million for the fiscal year ended June 30, 2013. The decrease in cash provided by financing activities is primarily due to the sale of 5,250,000 shares of our common stock, resulting in proceeds of $472.5 million, during the prior fiscal year. This decrease is also due to an increase in the common stock dividend payment, which was the result of an increase in the dividend rate and an increase in the total number of common shares outstanding when compared to fiscal 2013.

Contractual Obligations

        Our contractual obligations as of June 30, 2015, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2019 Notes(1)	$412,550	$10,637	$21,275	$380,638	$—

Total	$412,550	$10,637	$21,275	$380,638	$—

(1)
Amounts represent principal ($370 million) and estimated interest payments ($42.6 million) assuming no early extinguishment.

        For information on our contractual obligations, see Note 6 of the notes to consolidated financial statements under Part II, Item 8, "Financial Statements and Supplementary Data" of this report. The above table does not include royalty or stream commitments as discussed in Note 15 of the notes to consolidated financial statements. The Company believes it will be able to fund all existing obligations from net cash provided by operating activities.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

Fiscal Year Ended June 30, 2015, Compared with Fiscal Year Ended June 30, 2014

        For the fiscal year ended June 30, 2015, we recorded net income available to Royal Gold common stockholders of $52.0 million, or $0.80 per basic share and diluted share, compared to net income available to Royal Gold common stockholders of $62.6 million, or $0.96 per basic share and diluted share, for the fiscal year ended June 30, 2014. The decrease in our earnings per share was primarily attributable to impairment charges of approximately $31.3 million (including a royalty receivable write down of $3.0 million) on certain non-principal royalty interests during our quarter ended December 31, 2014, as discussed further below. This decrease was partially offset by an increase in our revenue and a decrease in our income tax expense, which are also discussed below. The effect of the earlier impairment charges on our fiscal year ended June 30, 2015, earnings per share was $0.37 per basic share, after taxes.

        For the fiscal year ended June 30, 2015, we recognized total revenue of $278.0 million, at an average gold price of $1,224 per ounce, an average silver price of $17.36 per ounce, an average nickel price of $7.02 per pound and an average copper price of $2.89 per pound, compared to total revenue of $237.2 million, at an average gold price of $1,296 per ounce, an average silver price of $20.57 per ounce, an average nickel price of $6.89 per pound and an average copper price of $3.18 per pound, for the fiscal year ended June 30, 2014. Revenue and the corresponding production, attributable to our royalty and stream interests, for the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014 is as follows:

Revenue and Reported Production Subject to our Royalty and Stream Interests
Fiscal Years Ended June 30, 2015 and 2014
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2015			Fiscal Year Ended June 30, 2014
Royalty/Stream	Metal(s)	Revenue	Reported Production(1)		Revenue	Reported Production(1)
Stream:
Mount Milligan(2)	Gold	$94,104	76,900	oz.	$27,209	21,100	oz.
Royalty:
Andacollo	Gold	$38,033	41,500	oz.	$48,777	50,400	oz.
Peñasquito		$30,306			$29,281
	Gold		742,100	oz.		534,200	oz.
	Silver		24.6	Moz.		27.7	Moz.
	Lead		158.4	Mlbs.		175.5	Mlbs.
	Zinc		340.8	Mlbs.		310.9	Mlbs.
Cortez	Gold	$18,044	229,000	oz.	$8,138	95,400	oz.
Voisey's Bay		$16,665			$25,128
	Nickel		62.8	Mlbs.		123.7	Mlbs.
	Copper		64.8	Mlbs.		80.5	Mlbs.
Holt	Gold	$11,954	61,500	oz.	$13,813	63,100	oz.
Mulatos	Gold	$8,339	140,900	oz.	$9,443	149,800	oz.
Robinson		$8,016			$6,354
	Gold		34,300	oz.		27,600	oz.
	Copper		101.1	Mlbs.		69.6	Mlbs.
Other(3)	Various	$52,558	N/A		$69,019	N/A

Total Revenue		$278,019			$237,162

(1)
Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the twelve months ended June 30, 2015 and 2014, as reported to us by the operators of the mines, and may differ from the operators' public reporting.

(2)
During the twelve months ended June 30, 2015, Thompson Creek reported production of approximately 207,400 ounces of payable gold at Mount Milligan, and the Company sold approximately 76,900 ounces of gold at an average gold sale price of $1,224 per ounce and had approximately 5,300 ounces of gold in inventory as of June 30, 2015.

(3)
Individually, no royalty included within the "Other" category contributed greater than 5% of our total revenue for either period.

        The increase in our total revenue for the fiscal year ended June 30, 2015, compared with the fiscal year ended June 30, 2014, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan. Our royalty revenue decreased during the fiscal year ended June 30, 2015, compared with the fiscal year ended June 30, 2014, due to decreases in the average gold, silver and copper prices and due to production decreases primarily at Andacollo and Voisey's Bay. These decreases were partially offset by increased production at Cortez. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

        Cost of sales were approximately $33.5 million for the fiscal year ended June 30, 2015, compared to $9.2 million for the fiscal year ended June 30, 2014. The increase is attributable to an increase in production at Mount Milligan. Currently, cost of sales is specific to our stream agreement for Mount Milligan and is the result of the Company's purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

        General and administrative expenses increased to $27.9 million for the fiscal year ended June 30, 2015, from $21.2 million for the fiscal year ended June 30, 2014. The increase was primarily due to the recognition of an allowance on an outstanding receivable associated with our Wolverine interest of approximately $3.0 million during the three months ended December 31, 2014, and an increase in non-cash stock based compensation expense of approximately $2.6 million as a result of management's change in estimate for the number of performance shares that are expected to vest. Refer to Note 4 of our notes to consolidated financial statements for further discussion on the Wolverine royalty receivable write down. The Company will continue to pursue collection of all past due payments.

        Depreciation, depletion and amortization expense increased to $93.5 million for the fiscal year ended June 30, 2015, from $91.3 million for the fiscal year ended June 30, 2014. The increase was primarily attributable to the ramp-up in production at Mount Milligan.

        Impairment of royalty and stream interests was $28.3 million for the fiscal year ended June 30, 2015. The impairment charges were the result of our regular impairment analysis and were primarily due to the presence of impairment indicators on a non-principal producing royalty interest, Wolverine, during the three months ended December 31, 2014. The Company also determined during the three months ended September 30, 2014, that a non-principal production stage royalty interest and one exploration stage royalty interest should be written down to zero for an impairment charge of $1.8 million. Refer to Note 4 of our notes to consolidated financial statements for further discussion on the impairments recognized during our fiscal year 2015.

        During the fiscal year ended June 30, 2015, we recognized income tax expense totaling $9.6 million compared with $19.5 million during the fiscal year ended June 30, 2014. This resulted in an effective tax rate of 15.4% during the current period, compared with 23.5% in the prior period. The decrease in the effective tax rate for the fiscal year ended June 30, 2015, is primarily attributable to (i) a decrease in tax expense relating to a decrease in unrealized taxable foreign currency exchange gains, (ii) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (iii) a valuation allowance release as a result of the strengthening U.S. dollar, (iv) a decrease in tax expense due to the Chilean tax legislation enacted in the quarter ended September 30, 2014, and the corresponding re-measurement of the Chilean long term deferred tax asset to the higher corporate income tax rate, and (v) the impairment charge on the Wolverine royalty interest and the corresponding tax benefit recorded in the quarter ended December 31, 2014, and (vi) net of the effect of an increase in tax expense due to Canadian tax legislation enacted in the quarter ended June 30, 2015, which resulted in the re-measurement of Canadian deferred tax liabilities at the higher tax rate. Excluding the enactment of the Chilean tax legislation during the quarter ended September 30, 2014, the impairment charge on the Wolverine royalty interest during the quarter ended December 31, 2014, and the enactment of Canadian tax legislation during the quarter ended June 30, 2015, the effective tax rate for the twelve months ended June 30, 2015, would have been 19.6%.

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
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2014			Fiscal Year Ended June 30, 2013
Royalty/Stream	Metal(s)	Revenue	Reported Production(1)		Revenue	Reported Production(1)
Royalty:
Andacollo	Gold	$48,777	50,400	oz.	$82,272	68,600	oz.
Peñasquito		$29,281			$28,005
	Gold		534,200	oz.		371,100	oz.
	Silver		27.7	Moz.		21.1	Moz.
	Lead		175.5	Mlbs.		126.3	Mlbs.
	Zinc		310.9	Mlbs.		282.3	Mlbs.
Voisey's Bay		$25,128			$32,517
	Nickel		123.7	Mlbs.		143.9	Mlbs.
	Copper		80.5	Mlbs.		101.9	Mlbs.
Holt	Gold	$13,813	63,100	oz.	$19,028	56,400	oz.
Mulatos	Gold	$9,443	149,800	oz.	$17,376	218,000	oz.
Cortez	Gold	$8,138	95,400	oz.	$8,980	82,100	oz.
Canadian Malartic	Gold	$7,758	417,800	oz.	$8,043	347,000	oz.
Las Cruces	Copper	$7,743	161.2	Mlbs.	$8,012	153.4	Mlbs.
Robinson		$6,354			$15,664
	Gold		27,600	oz.		49,100	oz.
	Copper		69.6	Mlbs.		146.2	Mlbs.
Other(2)	Various	$53,518	N/A		$69,327	N/A
Stream:
Mt. Milligan(3)	Gold	$27,209	80,800	oz.	$—	N/A

Total Revenue		$237,162			$289,224

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

        The decrease in total revenue for the fiscal year ended June 30, 2014, compared with the fiscal year ended June 30, 2013, resulted primarily from a decrease in the average gold, silver, copper and nickel prices and decreases in production primarily at Andacollo, Voisey's Bay, Mulatos, and Robinson. These decreases during the current period were partially offset by new production at Mount Milligan and production increases at Peñasquito. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

        Cost of sales were approximately $9.2 million for the fiscal year ended June 30, 2014, compared to zero for the fiscal year ended June 30, 2013. Cost of sales for our fiscal year 2014 is specific to our streaming agreement for Mount Milligan, which began production during the current period, and is the result of the Company's purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

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

        Production taxes decreased to $6.8 million for the fiscal year ended June 30, 2014, from $9.0 million for the fiscal year ended June 30, 2013. The decrease is primarily due to a decrease in the mining proceeds tax expense associated with our Voisey's Bay royalty, which was due to decreased revenue from the Voisey's Bay royalty during our fiscal 2014.

        Depreciation, depletion and amortization expense increased to $91.3 million for the fiscal year ended June 30, 2014, from $85.0 million for the fiscal year ended June 30, 2013. The increase was primarily attributable to new production at Mount Milligan and a production increase at Peñasquito, which resulted in additional depletion expense of approximately $9.8 million during the fiscal 2014. The increase was also attributable to an increase in depletion rates at certain of our non-principal properties, which resulted in additional depletion of approximately $7.6 million. These increases were partially offset by decreases in production primarily at Andacollo, Voisey's Bay, Mulatos and Robinson, which resulted in a decrease in depletion expense of approximately $10.8 million during fiscal 2014.

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

        During the fiscal year ended June 30, 2014, we recognized income tax expense totaling $19.5 million compared with $63.8 million during the fiscal year ended June 30, 2013. This resulted in an effective tax rate of 23.5% during the fiscal 2014, compared with 46.5% in fiscal 2013. The decrease in the effective tax rate for the fiscal year ended June 30, 2014, is primarily attributable to (i) a favorable tax rate associated with certain operations in lower tax jurisdictions, (ii) a decrease in tax expense resulting from a reduction in uncertain tax positions, (iii) an increase in foreign tax credits claimed, and (iv) a reduction of the tax effect on the recognized loss on available-for-sale securities when compared to fiscal 2013.

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

  •
  changes in operators' mining, processing and treatment techniques, which may change the production of minerals subject to our royalty and stream interests;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies. Please see "Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty and stream interests and reduce our revenues. Certain contracts governing our royalty and stream interests have features that may amplify the negative effects of a drop in metal prices," under Part I, Item 1A, Risk Factors, of this report for more information on factors that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

        During the fiscal year ended June 30, 2015, we reported revenue of $278.0 million, with an average gold price for the period of $1,224 per ounce, an average silver price for the period of $17.36 per ounce, an average copper price of $2.89 per pound and an average nickel price of $7.02 per pound. Approximately 81% of our total recognized revenues for the fiscal year ended June 30, 2015 were attributable to gold sales from our gold producing interests, as shown within the MD&A. For the fiscal year ended June 30, 2015, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $24.2 million and $24.0 million, respectively.

        Approximately 3% of our total reported revenue for the fiscal year ended June 30, 2015 was attributable to silver sales from our silver producing interests. For the fiscal year ended June 30, 2015, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $1.1 million.

        Approximately 7% of our total reported revenue for the fiscal year ended June 30, 2015 was attributable to copper sales from our copper producing interests. For the fiscal year ended June 30, 2015, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $2.3 million.

        Approximately 4% of our total reported revenue for the fiscal year ended June 30, 2015 was attributable to nickel sales from our nickel producing interests. For the fiscal year ended June 30, 2015, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $1.3 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. at June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Royal Gold Inc.'s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
August 6, 2015

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands except share data)

	2015	2014
ASSETS
Cash and equivalents	$742,849	$659,536
Royalty receivables	37,681	46,654
Income tax receivable	6,422	21,947
Prepaid expenses and other	3,798	7,840

Total current assets	790,750	735,977
Royalty and stream interests, net (Note 4)	2,083,608	2,109,067
Available-for-sale securities (Note 5)	6,273	9,608
Other assets	44,801	36,892

Total assets	$2,925,432	$2,891,544

LIABILITIES
Accounts payable	4,911	3,897
Dividends payable	14,341	13,678
Foreign withholding taxes payable	199	2,199
Other current liabilities	5,522	2,730

Total current liabilities	24,973	22,504
Debt (Note 6)	322,110	311,860
Deferred tax liabilities	146,603	169,865
Uncertain tax positions (Note 11)	15,130	13,725
Other long-term liabilities	689	1,033

Total liabilities	509,505	518,987

Commitments and contingencies (Note 15)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 65,033,547 and 64,578,401 shares outstanding, respectively	650	646
Exchangeable shares, no par value, 1,806,649 shares issued, less 1,806,649 and 1,426,792 redeemed shares, respectively	—	16,718
Additional paid-in capital	2,170,643	2,147,650
Accumulated other comprehensive loss	(3,292)	(160)
Accumulated earnings	185,121	189,871

Total Royal Gold stockholders' equity	2,353,122	2,354,725
Non-controlling interests	62,805	17,832

Total equity	2,415,927	2,372,557

Total liabilities and equity	$2,925,432	$2,891,544

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended June 30,

(In thousands except share data)

	2015	2014	2013
Revenue	$278,019	$237,162	$289,224
Costs and expenses
Cost of sales	33,450	9,158	—
General and administrative	27,869	21,186	24,027
Production taxes	5,446	6,756	9,010
Exploration costs	2,194	—	—
Depreciation, depletion and amortization	93,486	91,342	85,020
Impairment of royalty and stream interests	28,339	—	—

Total costs and expenses	190,784	128,442	118,057

Operating income	87,235	108,720	171,167
Loss on available-for-sale securities	(183)	(4,499)	(12,121)
Interest and other income	883	2,050	2,902
Interest and other expense	(25,691)	(23,344)	(24,780)

Income before income taxes	62,244	82,927	137,168
Income tax expense	(9,566)	(19,455)	(63,759)

Net income	52,678	63,472	73,409
Net income attributable to non-controlling interests	(713)	(831)	(4,256)

Net income attributable to Royal Gold common stockholders	$51,965	$62,641	$69,153

Net income	$52,678	$63,472	$73,409
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available-for-sale securities	(3,292)	(98)	(4,526)
Recognized loss on available-for-sale securities	160	4,510	13,716

Comprehensive income	49,546	67,884	82,599
Comprehensive income attributable to non-controlling interests	(713)	(831)	(4,256)

Comprehensive income attributable to Royal Gold stockholders	$48,833	$67,053	$78,343

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.80	$0.96	$1.09

Basic weighted average shares outstanding	65,007,861	64,909,149	63,250,247

Diluted earnings per share	$0.80	$0.96	$1.09

Diluted weighted average shares outstanding	65,125,173	65,026,256	63,429,822

Cash dividends declared per common share	$0.87	$0.83	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2015, 2014 and 2013

(In thousands except share data)

	Royal Gold Stockholders
	Common Shares		Exchangeable Shares			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Earnings	Non- controlling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2012	58,614,221	$586	798,826	$35,156	$1,656,357	$(13,763)	$160,123	$24,970	$1,863,429
Issuance of common stock for:
Equity offering	5,250,000	53	—	—	471,815	—	—	—	471,868
Exchange of exchangeable shares	131,597	1	(131,597)	(5,791)	5,790	—	—	—	—
Other	—	—	—	—	765	—	—	—	765
Stock-based compensation and related share issuances	188,218	2	—	—	7,446	—	—	—	7,448
Net income	—	—	—	—	—	—	69,153	4,256	73,409
Other comprehensive income	—	—	—	—	—	9,191	—	—	9,191
Distribution to non-controlling interests	—	—	—	—	—	—	—	(7,477)	(7,477)
Dividends declared	—	—	—	—	—	—	(47,997)	—	(47,997)

Balance at June 30, 2013	64,184,036	$642	667,229	$29,365	$2,142,173	$(4,572)	$181,279	$21,749	$2,370,636

Issuance of common stock for:
Exchange of exchangeable shares	287,372	3	(287,372)	(12,647)	12,644	—	—	—	—
Non-controlling interest assignment	—	—	—	—	(11,463)	—	—	(2,250)	(13,713)
Stock-based compensation and related share issuances	106,993	1	—	—	4,296	—	—	—	4,297
Net income	—	—	—	—	—	—	62,641	831	63,472
Other comprehensive income	—	—	—	—	—	4,412	—	—	4,412
Distribution to non-controlling interests	—	—	—	—	—	—	—	(2,498)	(2,498)
Dividends declared	—	—	—	—	—	—	(54,049)	—	(54,049)

Balance at June 30, 2014	64,578,401	$646	379,857	$16,718	$2,147,650	$(160)	$189,871	$17,832	$2,372,557

Issuance of common stock for:
Exchange of exchangeable shares	379,857	3	(379,857)	(16,718)	16,715	—	—	—	—
Peak Gold joint venture	—	—	—	—	—	—	—	45,700	45,700
Stock-based compensation and related share issuances	75,289	1	—	—	6,278	—	—	—	6,279
Net income	—	—	—	—	—	—	51,965	713	52,678
Other comprehensive loss	—	—	—	—	—	(3,132)	—	—	(3,132)
Distribution to non-controlling interests	—	—	—	—	—	—	—	(1,440)	(1,440)
Dividends declared	—	—	—	—	—	—	(56,715)	—	(56,715)

Balance at June 30, 2015	65,033,547	$650	—	$—	$2,170,643	$(3,292)	$185,121	$62,805	$2,415,927

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$52,678	$63,472	$73,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	93,486	91,342	85,020
Recognized loss on available-for-sale securities	183	4,499	12,121
Non-cash employee stock compensation expense	5,141	2,580	5,701
Gain on distribution to non-controlling interest	(46)	(259)	(2,837)
Amortization of debt discount	10,250	9,597	9,015
Impairment of royalty and stream interests	28,339	—	—
Tax benefit of stock-based compensation exercises	(364)	(597)	(2,966)
Deferred tax benefit	(27,651)	(8,166)	(11,419)
Other	—	—	100
Changes in assets and liabilities:
Royalty receivables	8,973	3,731	3,562
Prepaid expenses and other assets	5,487	9,756	(12,300)
Accounts payable	150	1,105	113
Foreign withholding taxes payable	(2,000)	(13,319)	15,294
Income taxes receivable	15,525	(6,183)	(3,127)
Uncertain tax positions	1,405	(7,441)	1,697
Other liabilities	543	(2,915)	(753)

Net cash provided by operating activities	$192,099	$147,202	$172,630

Cash flows from investing activities:
Acquisition of royalty and stream interests	(60,429)	(80,019)	(314,262)
Tulsequah stream termination	10,000	—	—
Other	(773)	(4,782)	4,820

Net cash used in investing activities	$(51,202)	$(84,801)	$(309,442)

Cash flows from financing activities:
Net proceeds from issuance of common stock	775	1,120	473,771
Common stock dividends	(56,054)	(53,380)	(43,934)
Purchase of additional royalty interest from non-controlling interest	—	(11,522)	—
Debt issuance costs	(864)	(1,284)	—
Distribution to non-controlling interests	(1,805)	(2,431)	(7,412)
Tax expense of stock-based compensation exercises	364	597	2,966

Net cash (used in) provided by financing activities	$(57,584)	$(66,900)	$425,391

Net increase (decrease) in cash and equivalents	83,313	(4,499)	288,579
Cash and equivalents at beginning of period	659,536	664,035	375,456

Cash and equivalents at end of period	$742,849	$659,536	$664,035

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

        Our most critical accounting estimates relate to our assumptions regarding future gold, silver, nickel, copper and other metal prices and the estimates of reserves, production and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have royalty and stream interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.

Basis of Consolidation

        The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly-owned subsidiaries and an entity over which control is achieved through means other than voting right (see Note 3). The Company follows the Accounting Standards Codification ("ASC") guidance for identification and reporting for entities over which control is achieved through means other than voting rights. All intercompany accounts, transactions, income and expenses, and profits or losses have been eliminated on consolidation.

Cash and Equivalents

        Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents were primarily held in cash deposit accounts as of June 30, 2015 and in United States treasury bills with maturities less than 90 days as of June 30, 2014.

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

        Estimates of gold, silver, copper, nickel and other metal prices, operators' estimates of proven and probable reserves related to our royalty or streaming properties, and operators' estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests. Refer to Note 4 for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2015 and 2014.

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

Cost of Sales

        Cost of sales is specific to our streaming agreement for Mount Milligan and is the result of the Company's purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

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

Exploration Costs

        Exploration costs are specific to our joint venture for exploration and advancement of the Tetlin gold project, as discussed further in Note 3. Exploration costs associated with the Tetlin gold project are expensed when incurred.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the guidance of ASC 718. The Company recognizes all share-based payments to employees, including grants of employee stock options, stock-settled stock appreciation rights ("SSARs"), restricted stock and performance stock, in its financial statements based upon their fair values.

Reportable Segments and Geographical Information

        The Company manages its business under two reportable segments, consisting of the acquisition and management of royalty interests and the acquisition and management of stream interests. Royal Gold's long-lived assets (royalty and stream interests, net) as of June 30, 2015 and 2014 are geographically distributed as shown in the following table:

	As of June 30, 2015
	Royalty interest	Stream interest	Total royalty and stream interests, net
Canada	$251,688	$823,091	$1,074,779
Chile	653,019	—	$653,019
Mexico	131,742	—	$131,742
United States	110,286	—	$110,286
Australia	50,119	—	$50,119
Africa	12,760	—	$12,760
Other	42,720	8,183	$50,903

Total	$1,252,334	$831,274	$2,083,608

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

	As of June 30, 2014
	Royalty interest	Stream interest	Total royalty and stream interests, net
Canada	$293,798	$816,408	$1,110,206
Chile	662,482	—	$662,482
Mexico	145,625	—	$145,625
United States	68,889	—	$68,889
Australia	55,241	—	$55,241
Africa	15,226	—	$15,226
Other	51,398	—	$51,398

Total	$1,292,659	$816,408	$2,109,067

        The Company's revenue, cost of sales and net revenue by reportable segment for our fiscal year's ended June 30, 2015, 2014 and 2013 is geographically distributed as show in the following table:

	Fiscal Year Ended June 30, 2015
	Revenue	Cost of sales	Net revenue
Royalties:
Canada	$37,496	$—	$37,496
Chile	39,508	—	39,508
Mexico	43,008	—	43,008
United States	42,675	—	42,675
Australia	8,494	—	8,494
Africa	3,075	—	3,075
Other	9,659	—	9,659

Total royalties	$183,915	$—	$183,915
Streams:
Canada	$94,104	$33,450	$60,654

Total royalties and streams	$278,019	$33,450	$244,569

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

	Fiscal Year Ended June 30, 2014
	Revenue	Cost of sales	Net revenue
Royalties:
Canada	$54,277	$—	$54,277
Chile	50,733	—	50,733
Mexico	43,093	—	43,093
United States	34,671	—	34,671
Australia	8,353	—	8,353
Africa	7,943	—	7,943
Other	10,883	—	10,883

Total royalties	$209,953	$—	$209,953
Streams:
Canada	$27,209	$9,158	$18,051

Total royalties and streams	$237,162	$9,158	$228,004

	Fiscal Year Ended June 30, 2013
	Revenue	Cost of sales	Net revenue
Royalties:
Canada	$68,247	$—	$68,247
Chile	84,631	—	84,631
Mexico	53,550	—	53,550
United States	50,416	—	50,416
Australia	10,216	—	10,216
Africa	8,770	—	8,770
Other	13,394	—	13,394

Total royalties	$289,224	$—	$289,224

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

        The Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings as determined by management's judgment about and intentions concerning the future operations of the Company. As a result, the Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. Refer to Note 11 for further discussion on our assertion.

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

Recently Issued Accounting Standards

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") guidance related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

corresponding debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The update is effective for the Company's fiscal year beginning July 1, 2017. We are currently evaluating the impact of this new standard on our consolidated financial statements.

        In February 2015, ASU guidance was issued related to consolidations. This update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are variable interest entities ("VIEs"). The update is effective for us in the first quarter of our fiscal year 2016. We are currently evaluating the impact of this new standard on our consolidated financial statements.

3. ACQUISITIONS

Acquisition of Gold Streams on Wassa, Bogoso and Prestea

        On May 7, 2015, RGLD Gold announced signing a $130 million gold stream transaction with a wholly-owned subsidiary of Golden Star Resources Ltd. (together "Golden Star"), pursuant to which RGLD Gold will advance financing to Golden Star, subject to certain conditions, for development projects at certain mines in Ghana, and in return for which Golden Star will sell and deliver gold to RGLD Gold. Separate from the stream transaction and subject to certain conditions, the Company will provide a $20 million, 4-year term loan to Golden Star and will receive warrants to purchase 5 million shares of Golden Star Resources Ltd. common stock. Closing of the gold stream and term loan transactions occurred on July 28, 2015, when the conditions to closing were satisfied.

        Pursuant to the stream transaction and subject to certain conditions, RGLD Gold will make $130 million in advance payments to Golden Star in stages, including the $40 million upfront payment made in connection with closing, and the balance on a pro rata basis with spending on the Wassa and Prestea underground projects, which RGLD Gold expects to make in five quarterly payments as follows: (i) $15 million on September 1, 2015, (ii) $30 million on December 1, 2015, and (iii) $15 million on March 1, 2016, June 1, 2016 and September 1, 2016. Golden Star will deliver to RGLD Gold 8.5% of gold produced from the Wassa, Bogoso and Prestea projects, until 185,000 ounces have been delivered, 5.0% until an additional 22,500 have been delivered, and 3.0% thereafter. RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce delivered at the time of delivery until 207,500 ounces have been delivered, which cash price shall increase to 30% of the spot price for each ounce delivered thereafter.

        In a separate transaction, on July 28, 2015, the Company provided a $20 million, four-year term loan to Golden Star, subject to certain conditions. Interest under the loan will be due quarterly at a rate equal to 62.5% of the average daily gold price for the relevant quarter divided by 10,000, but not to exceed 11.5%. The loan will be subject to mandatory prepayments that will range between 25-50% of excess cash flow after the development period for the projects. Golden Star will also grant warrants to the Company to purchase five million shares of Golden Star common stock. The warrants have a term of four years and an exercise price which equals a 30% premium to Golden Star's weighted average share price for the ten-day period ending two days prior to announcement of the transaction.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

Acquisition of Gold Stream on Euromax's Ilovitza Project

        On October 20, 2014, RGLD Gold AG ("RGLD Gold"), a wholly owned subsidiary of the Company, entered into a $175.0 million gold stream transaction with Euromax Resources Ltd ("Euromax") that will finance a definitive feasibility study, permitting work, early stage engineering and a significant portion of the construction at Euromax's Ilovitza gold-copper project located in southeast Macedonia. RGLD Gold will make two advance deposit payments to Euromax totaling $15.0 million, which will be used for completion of the definitive feasibility study and permitting of the project, followed by payments aggregating $160 million towards project construction, in each case subject to certain conditions. Payment of the first $7.5 million deposit was completed in March 2015. RGLD Gold's decision to proceed with the second $7.5 million deposit and the construction payments is conditioned upon, among other things, its satisfaction with the progress of definitive feasibility study and environmental evaluations, demonstrated project viability, and, in the case of the construction payments, sufficient project financing and permits to construct and operate the mine. The construction payments would be paid pro-rata with the balance of the project funding. In exchange, Euromax will deliver physical gold equal to 25% of gold produced from the Ilovitza project until 525,000 ounces have been delivered, and 12.5% thereafter (in each case subject to adjustment). RGLD Gold's purchase price per ounce will be 25% of the spot price at the time of delivery.

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

Tetlin Royalty Acquisitions and Peak Gold Joint Venture

        On September 30, 2014, Royal Gold acquired a 2.0% net smelter return ("NSR") royalty and a 3.0% NSR royalty held by private parties over areas comprising the Tetlin gold project located near Tok, Alaska, for total consideration of $6.0 million. As discussed below, the Tetlin gold project is now held by Peak Gold LLC ("Peak Gold"), a joint venture between subsidiaries of Royal Gold and Contango ORE Inc.

        The acquisition of the Tetlin royalties has been accounted for as an asset acquisition. The total purchase price of $6.0 million, plus direct transaction costs, has been recorded as an exploration stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

        On January 8, 2015, Royal Gold, through its wholly-owned subsidiary, Royal Alaska, LLC ("Royal Alaska"), and Contango ORE, Inc., through its wholly-owned subsidiary CORE Alaska, LLC (together, "Contango"), entered into a limited liability company agreement for Peak Gold, a joint venture for exploration and advancement of the Tetlin gold project located near Tok, Alaska (the "Tetlin Project"). Contango contributed all of its assets relating to the Tetlin Project to Peak Gold, including a mining lease and certain state of Alaska mining claims. Royal Alaska contributed $5.0 million in cash to Peak Gold. Contango will initially hold a 100% membership interest in Peak Gold. Royal Alaska has the right to obtain up to 40% of the membership interest in Peak Gold by making contributions of up to $30.0 million (including Royal Alaska's initial $5.0 million contribution) in cash to Peak Gold by October 31, 2018.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        Royal Alaska will act as the manager of Peak Gold. As manager of Peak Gold, Royal Alaska is responsible for managing, directing and controlling the overall operations during the earn-in period, and thereafter, provided Royal Alaska holds at least a 40% interest. Royal Alaska will act as manager unless and until it is unanimously removed or resigns that position in the manner provided in Peak Gold's limited liability company agreement.

        The Company follows the ASC guidance for identification and reporting of entities for which control is achieved through means other than voting rights. The guidance defines such entities as VIEs. The Company has identified Peak Gold as a VIE, with Royal Alaska as the primary beneficiary, due to the legal structure and certain related factors of the limited liability company agreement for Peak Gold. The Company determined that Peak Gold should be fully consolidated at fair value initially. The fair value of the Company's non-controlling interest is $45.7 million and is based on the underlying value of the mineral property assigned to Peak Gold, which is recorded as an exploration stage property within Royalty and stream interests, net on our consolidated balance sheets.

Phoenix Gold Project Stream Acquisition

        On February 11, 2014, RGLD Gold entered into a $75 million Purchase and Sale Agreement (the "Agreement") for a gold stream transaction with Rubicon Minerals Corporation ("Rubicon"). Pursuant to the Agreement, the $75 million payment deposit from RGLD Gold is to be used by Rubicon to help pay a significant portion of the construction costs of the Phoenix Gold Project located in Ontario, Canada, which is currently in the development stage.

        Pursuant to the Agreement, the $75 million payment deposit to Rubicon is prepayment of the purchase price for refined gold and is payable in five installments. The first installment of $10 million was made in conjunction with execution of definitive documents on February 11, 2014. The second installment of $20 million was paid on March 20, 2014, while the third, fourth and fifth installments of $15 million each were made during our fiscal year ended June 30, 2015.

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

        The Phoenix Gold Project gold stream acquisition has been accounted for as an asset acquisition. The $75 million payment deposit, plus direct transaction costs, have been recorded as a development stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.

Goldrush Royalty Acquisition

        On January 7, 2014, Royal Gold acquired a 1.0% net revenue royalty on the southern end of Barrick Gold Corporation's ("Barrick") Goldrush deposit in Nevada from a private landowner for total consideration of $8.0 million, of which $1.0 million was paid at closing and $1.0 million was paid in January 2015. The remaining $6.0 million will be paid in six annual installments. Goldrush is located

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

approximately four miles from the Cortez mine. The acquisition has been recorded as an exploration stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY AND STREAM INTERESTS, NET

        The following summarizes the Company's royalty and stream interests as of June 30, 2015 and 2014:

As of June 30, 2015 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage royalty interests:
Andacollo	$272,998	$(65,467)	$—	$207,531
Voisey's Bay	150,138	(76,141)	—	73,997
Peñasquito	99,172	(24,555)	—	74,617
Mulatos	48,092	(32,313)	—	15,779
Holt	34,612	(13,950)	—	20,662
Robinson	17,825	(12,748)	—	5,077
Cortez	10,630	(9,933)	—	697
Other	495,763	(265,727)	(27,586)	202,450

Total production stage royalty interests	1,129,230	(500,834)	(27,586)	600,810
Production stage stream interests:
Mount Milligan	783,046	(35,195)	—	747,851

Production stage royalty and stream interests	1,912,276	(536,029)	(27,586)	1,348,661
Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Other	67,017	—	—	67,017

Total development stage royalty interests	439,122	—	—	439,122
Development stage stream interests:
Phoenix Gold	75,843	—	—	75,843
Other	8,183	—	(603)	7,580

Total development stage stream interests	84,026	—	(603)	83,423

Development stage royalty and stream interests	523,148	—	(603)	522,545
Exploration stage royalty interests	212,552	—	(150)	212,402

Total royalty and stream interests	$2,647,976	$(536,029)	$(28,339)	$2,083,608

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY AND STREAM INTERESTS, NET (Continued)

As of June 30, 2014 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Andacollo	$272,998	$(56,147)	$216,851
Voisey's Bay	150,138	(67,377)	82,761
Peñasquito	99,172	(17,801)	81,371
Mulatos	48,092	(28,548)	19,544
Holt	34,612	(10,474)	24,138
Robinson	17,825	(11,887)	5,938
Cortez	10,630	(9,772)	858
Other	488,309	(232,913)	255,396

Total production stage royalty interests	1,121,776	(434,919)	686,857
Production stage stream interests:
Mount Milligan	783,046	(7,741)	775,305

Production stage royalty and stream interests	1,904,822	(442,660)	1,462,162
Development stage royalty interests:
Pascua-Lama	372,105	—	372,105
Other	69,488	—	69,488

Total development stage royalty interests	441,593	—	441,593
Development stage stream interests:
Phoenix Gold	30,620	—	30,620
Other	10,483	—	10,483

Total development stage stream interests	41,103	—	41,103

Development stage royalty and stream interests	482,696	—	482,696
Exploration stage royalty interests	164,209	—	164,209

Total royalty and stream interests	$2,551,727	$(442,660)	$2,109,067

Impairment of royalty and stream interests

        In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each royalty or stream interest are measured and recorded to the extent that the carrying value in each royalty or stream interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows. As part of the Company's regular asset impairment analysis, which included the presence of impairment indicators, the Company recorded

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY AND STREAM INTERESTS, NET (Continued)

impairment charges for the fiscal years ended June 30, 2015, 2014 and 2013, as summarized in the following table:

	Fiscal Years Ended June 30,
	2015	2014	2013
	(Amounts in thousands)
Wolverine(1)	$25,967	$—	$—
Other	2,372	—	—

Total impairment of royalty and stream interests	$28,339	$—	$—

(1)
Included in Other production stage royalty interests in the above royalty and stream interests table.

Wolverine

        The Company owns a 0.00% to 9.445% sliding-scale NSR royalty on all gold and silver produced from the Wolverine underground mine and milling operation located in Yukon Territory, Canada, and operated by Yukon Zinc Corporation ("Yukon Zinc"). As part of the Company's impairment assessment for the three months ended December 31, 2014, the Company was notified of an updated mine plan at Wolverine, which included a significant reduction in reserves and resources when compared to the previous mine plan. A significant reduction in reserves and resources, along with decreases in the long-term metal price assumptions used by the industry, are indicators of impairment.

        As part of the impairment determination, the fair value for Wolverine was estimated by calculating the net present value of the estimated future cash-flows expected to be generated by the mining of the Wolverine deposits subject to our royalty interest. The estimates of future cash-flows were derived from a life-of-mine model developed by the Company using Yukon Zinc's updated mine plan information. The metal price assumptions used in the Company's model were supported by consensus price estimates obtained from a number of industry analysts. The future cash-flows were discounted using a discount rate which reflects specific market risk factors the Company associates with the Wolverine royalty interest. Following the impairment charge during the three months ended December 31, 2014, the Wolverine royalty interest has a carrying value of $5.3 million as of June 30, 2015.

        The Company had a royalty receivable of approximately $3.0 million associated with past due royalty payments on the Wolverine interest. As a result of recent financial and operational results experienced by Yukon Zinc and their decision to put the mine on care and maintenance, the Company believes payment of the receivable is uncertain and provided for an allowance against the entire receivable as of June 30, 2015. The expense associated with the allowance is recorded within General and administrative expense on the Company's consolidated statements of operations and comprehensive income for the twelve months ended June 30, 2015.

        In March 2015, Yukon Zinc filed for, and was granted, creditor protection by the Supreme Court of British Columbia, Canada in a court monitored debtor-in-possession process. Yukon Zinc received court approval to initiate, and as of June 30, 2015, was conducting a sale process. The Company will continue to pursue collection of all past due payments and protection of our royalty interest. The

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ROYALTY AND STREAM INTERESTS, NET (Continued)

Company did not recognize revenue associated with the Wolverine royalty interest during the three month periods ended June 30, 2015, March 31, 2015, and December 31, 2014.

Other

        As part of the Company's regular asset impairment analysis during the three months ended September 30, 2014, the Company determined that one production stage royalty interest and one exploration stage royalty interest should be written down to zero for a total impairment of $1.8 million. As part of the termination of the Tulsequah Chief gold and silver stream, as discussed below, the Company wrote-off approximately $0.6 million of direct acquisition costs during the three months ended December 31, 2014.

Termination of the Tulsequah Chief Gold and Silver Stream

        On December 22, 2014, RGLD Gold terminated the Amended and Restated Gold and Silver Purchase and Sale Agreement (the "Tulsequah Agreement"), between RGLD Gold, the Company, Chieftain Metals Inc. and Chieftain Metals Corp. (together, "Chieftain"), relating to Chieftain's Tulsequah Chief mining project located in British Columbia, Canada. Pursuant to the terms of the Agreement, Chieftain repaid RGLD Gold's original $10.0 million advance payment. As a result of the termination of the Tulsequah Agreement and repayment of our investment, the carrying value of the Tulsequah Chief gold and silver stream, which included our $10.0 million investment and approximately $0.6 million of direct acquisition costs, was reduced to zero during the three months ended December 31, 2014.

5. AVAILABLE-FOR-SALE SECURITIES

        The Company's available-for-sale securities as of June 30, 2015 and 2014 consist of the following:

	As of June 30, 2015
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
	(Amounts in thousands)
Non-current:
Seabridge	$9,565	—	(3,292)	$6,273

	$9,565	$—	$(3,292)	$6,273

	As of June 30, 2014
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
	(Amounts in thousands)
Non-current:
Seabridge	$9,565	—	—	$9,565
Other	203	—	(160)	43

	$9,768	$—	$(160)	$9,608

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. AVAILABLE-FOR-SALE SECURITIES (Continued)

        Our available-for-sale securities consists of an investment in Seabridge Gold, Inc. common stock, acquired in June 2011. Based on our impairment analysis during the fiscal year ended June 30, 2014, the Company determined that the impairment of its investment in Seabridge common stock is other-than-temporary. As a result of the impairment, the Company recognized a loss on available-for-sale securities of $4.5 million during the fourth quarter of our fiscal year ended June 30, 2014. The Company also recognized a loss on available-for-sale securities related to our investment in Seabridge common stock of $12.1 million during the third quarter of our fiscal year ended June 30, 2013. The recognized losses have been reclassified out of comprehensive income in the respective periods. The Company did not recognize an impairment on its available-for-sale securities during the fiscal year ended June 30, 2015. The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge's KSM project.

6. DEBT

        The Company's debt as of June 30, 2015 and 2014 consists of the following:

	As of June 30, 2015	As of June 30, 2014
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$322,110	$311,860

Total debt	$322,110	$311,860

Convertible Senior Notes Due 2019

        In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 ("2019 Notes"). The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019. Interest expense recognized on the 2019 Notes for the fiscal years ended June 30, 2015, 2014 and 2013 was approximately $22.1 million, $21.4 million and $20.7 million, respectively, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs. During the fiscal years ended June 30, 2015 and 2014, the Company made $10.6 million in interest payments on our 2019 Notes.

Revolving credit facility

        The Company maintains a $650 million revolving credit facility. Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.25% to 3.0%, based on Royal Gold's leverage ratio. As of June 30, 2015, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.25%. Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty. As of June 30, 2015, and during our fiscal year 2015, Royal Gold had no amounts outstanding under the revolving credit facility. At June 30, 2015, the Company was in compliance with each financial covenant (leverage ratio and consolidated net worth, as defined therein).

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

        On April 29, 2015, the Company entered into Amendment No. 1 (the "Amendment") to the Sixth Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014, by and among the Company, certain subsidiaries of the Company as guarantors, certain lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders. Pursuant to the Amendment, the maximum availability under the revolving credit facility increased from $450 million to $650 million and the $150 million accordion feature was eliminated.

7. REVENUE

        Revenue is comprised of the following:

	Fiscal Years Ended June 30,
	2015	2014	2013
	(Amounts in thousands)
Royalty interests	$183,915	$209,953	$289,224
Stream interests	94,104	27,209	—

Total revenue	$278,019	$237,162	$289,224

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

        The Company recognized stock-based compensation expense as follows:

	For the Fiscal Years Ended June 30,
	2015	2014	2013
	(Amounts in thousands)
Stock options	$417	$468	$456
Stock appreciation rights	1,422	1,305	1,107
Restricted stock	2,511	3,110	3,240
Performance stock	791	(2,303)	898

Total stock-based compensation expense	$5,141	$2,580	$5,701

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

        To determine stock-based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black-Scholes-Merton ("Black-Scholes") option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during the fiscal year 2015, 2014 and 2013 grants are noted in the following table:

	Stock Options			SSARs
	2015	2014	2013	2015	2014	2013
Weighted-average expected volatility	37.3%	43.6%	43.1%	36.6%	41.3%	43.7%
Weighted-average expected life in years	5.5	5.5	5.5	5.3	4.8	6.4
Weighted-average dividend yield	1.00%	1.00%	0.86%	1.00%	1.00%	0.90%
Weighted-average risk free interest rate	1.7%	1.7%	0.8%	1.7%	1.5%	1.0%

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

Stock Options

        A summary of stock option activity under the 2004 Plan for the fiscal year ended June 30, 2015, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2014	101,393	$52.37
Granted	21,703	$74.85
Exercised	(20,488)	$37.82
Forfeited	(6,453)	$71.12

Outstanding at June 30, 2015	96,155	$59.28	6.5	$734

Exercisable at June 30, 2015	59,762	$53.36	5.3	$692

        The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2015, 2014 and 2013, was $24.86, $22.78 and $26.76, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2015, 2014 and 2013, were $0.7 million, $1.1 million, and $4.1 million, respectively.

        As of June 30, 2015, there was approximately $0.5 million of total unrecognized stock-based compensation expense related to non-vested stock options granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.8 years.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

SSARs

        A summary of SSARs activity under the 2004 Plan for the fiscal year ended June 30, 2015, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2014	229,056	$59.67
Granted	88,872	$75.61
Exercised	(16,612)	$57.61
Forfeited	(24,198)	$71.06

Outstanding at June 30, 2015	277,118	$63.91	7.2	$1,077

Exercisable at June 30, 2015	141,280	$57.32	5.9	$1,073

        The weighted-average grant date fair value of SSARs granted during the fiscal years ended June 30, 2015, 2014 and 2013 was $24.42, $21.15 and $29.78, respectively. The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2015, 2014 and 2013, were $0.2 million, $0.1 million, and $3.5 million, respectively.

        As of June 30, 2015, there was approximately $1.9 million of total unrecognized stock-based compensation expense related to non-vested SSARs granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 1.8 years.

Other Stock-based Compensation

Performance Shares

        During fiscal 2015, officers and certain employees were granted 49,725 shares of restricted common stock that can be earned only if a single pre-defined performance goal is met within five years of the date of grant ("Performance Shares"). If the performance goal is not earned by the end of this five year period, the Performance Shares will be forfeited. Vesting of Performance Shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%. For Performance Shares granted during fiscal year 2015, there is a single pre-defined performance goal, which is growth of adjusted free cash flow on a per share, trailing twelve month basis.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned.

        A summary of the status of the Company's non-vested Performance Shares for the fiscal year ended June 30, 2015, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2014	179,550	$64.28
Granted	49,725	$75.15
Vested	—	$—
Forfeited	(28,950)	$67.44

Non-vested at June 30, 2015	200,325	$66.52

        As of June 30, 2015, total unrecognized stock-based compensation expense related to Performance Shares was approximately $1.3 million, which is expected to be recognized over the average remaining vesting period of 2.1 years.

Restricted Stock

        As defined in the 2004 Plan, officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone ("Restricted Stock"). During fiscal 2015, officers and certain employees were granted 45,650 shares of Restricted Stock. Restricted Stock awards granted to officers and certain employees vest over three years beginning after a two-year holding period from the date of grant with one-third of the shares vesting in years three, four and five, respectively. Also during fiscal year 2015, our non-executive directors were granted 12,864 shares of Restricted Stock. The non-executive directors' shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested Restricted Stock for the fiscal year ended June 30, 2015, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2014	177,094	$58.06
Granted	58,514	$75.39
Vested	(51,701)	$48.76
Forfeited	(29,100)	$65.93

Non-vested at June 30, 2015	154,807	$66.23

        As of June 30, 2015, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $5.2 million, which is expected to be recognized over the weighted-average vesting period of 3.2 years.

9. STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2015 and 2014.

Common Stock Issuances

Fiscal Year 2015

        During the fiscal year ended June 30, 2015, options to purchase 20,488 shares were exercised, resulting in proceeds of approximately $0.8 million.

Fiscal Year 2014

        During the fiscal year ended June 30, 2014, options to purchase 34,495 shares were exercised, resulting in proceeds of approximately $1.1 million.

Exchangeable Shares

        In connection with the acquisition of International Royalty Corporation ("IRC") in February 2010, certain holders of IRC common shares received exchangeable shares of RG Exchangeco Inc. for each share of IRC common stock held. The exchangeable shares were convertible at any time, at the option of the holder, into shares of Royal Gold common stock on a one-for-one basis, and entitled holders to dividends and other rights economically equivalent to holders of Royal Gold common stock. RG Exchangeco Inc. established June 30, 2015 as the redemption date for any remaining exchangeable shares that were outstanding on such date, and any such exchangeable shares were acquired on that date and exchanged for shares of Royal Gold common stock on a one-for-one basis.

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

        The following table summarizes the effects of dilutive securities on diluted EPS for the period:

	Fiscal Years Ended June 30,
	2015	2014	2013
	(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$51,965	$62,641	$69,153

Weighted-average shares for basic EPS	65,007,861	64,909,149	63,250,247
Effect of other dilutive securities	117,312	117,107	179,575

Weighted-average shares for diluted EPS	65,125,173	65,026,256	63,429,822

Basic earnings per share	$0.80	$0.96	$1.09

Diluted earnings per share	$0.80	$0.96	$1.09

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EARNINGS PER SHARE ("EPS") (Continued)

        The calculation of weighted average shares includes all of our outstanding stock: common stock and exchangeable shares. As mentioned in Note 9, the Exchangeable shares were all redeemed for our common stock as of June 30, 2015. The Company intends to settle the principal amount of the 2019 Notes in cash. As a result, there will be no impact to diluted earnings per share unless the share price of the Company's common stock exceeds the conversion price of $105.31.

11. INCOME TAXES

        For financial reporting purposes, Income before income taxes includes the following components:

	Fiscal Years Ended June 30,
	2015	2014	2013
	(Amounts in thousands)
United States	$17,569	$17,033	$65,851
Foreign	44,675	65,894	71,317

	$62,244	$82,927	$137,168

        The Company's Income tax expense consisted of:

	Fiscal Years Ended June 30,
	2015	2014	2013
	(Amounts in thousands)
Current:
Federal	$22,418	$(3,663)	$30,061
State	(36)	334	368
Foreign	14,835	30,950	44,749

	$37,217	$27,621	$75,178

Deferred and others:
Federal	$(5,506)	$(4,122)	$(4,341)
State	(49)	(26)	(27)
Foreign	(22,096)	(4,018)	(7,051)

	$(27,651)	$(8,166)	$(11,419)

Total income tax expense	$9,566	$19,455	$63,759

        The provision for income taxes for the fiscal years ended June 30, 2015, 2014 and 2013, differs from the amount of income tax determined by applying the applicable United States statutory federal

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

income tax rate to pre-tax income (net of non-controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Years Ended June 30,
	2015	2014	2013
	(Amounts in thousands)
Total expense computed by applying federal rates	$21,786	$29,024	$48,009
State and provincial income taxes, net of federal benefit	25	334	368
Excess depletion	(1,429)	(1,114)	(1,395)
Estimates for uncertain tax positions	1,404	(7,386)	1,868
Statutory tax attributable to non-controlling interest	(211)	(293)	(1,236)
Effect of foreign earnings	6,536	1,141	4,223
Effect of foreign earnings indefinitely reinvested	(7,601)	(1,700)	—
Effect of recognized loss on available-for-sale securities	—	562	4,239
Canadian rate adjustment	4,070	—	—
Chilean tax reform	(2,481)	—	—
Unrealized foreign exchange gains	(10,949)	(367)	1,146
Changes in estimates and corrected errors of prior year tax	(359)	(594)	4,979
Other	(1,225)	(152)	1,558

	$9,566	$19,455	$63,759

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2015 and 2014, are as follows:

	2015	2014
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$4,393	$3,511
Net operating losses	16,087	19,322
Other	3,904	7,068

Total deferred tax assets	24,384	29,901
Valuation allowance	(4,262)	(4,933)

Net deferred tax assets	$20,122	$24,968

Deferred tax liabilities:
Mineral property basis	$(133,646)	$(158,301)
Unrealized foreign exchange gains	936	(3,072)
2019 Notes	(16,384)	(20,002)
Other	(1,658)	(2,239)

Total deferred tax liabilities	(150,752)	(183,614)

Total net deferred taxes	$(130,630)	$(158,646)

        The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2015 and 2014, the Company had $4.3 million and $4.9 million of valuation allowances recorded, respectively. The valuation allowance remaining at June 30, 2015 is primarily attributable to deferred tax asset generated by the recognized loss on available-for-sale securities and the tax basis difference as a result of unrealized losses on foreign exchange.

        At June 30, 2015 and 2014, the Company had $55 million and $77 million of net operating loss carry forwards, respectively. The decrease in the net operating loss carry forwards is attributable to utilization of net operating losses in non-U.S. subsidiaries. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty year carry forward period. As a result, these losses do not begin to expire until the 2028 tax year, and the Company anticipates the losses will be fully utilized.

        As of June 30, 2015 and 2014, the Company had $15.1 million and $13.7 million of unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2015	2014	2013
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$13,725	$21,166	$19,469
Additions / Reductions for tax positions of current year	1,662	(1,052)	2,638
Reductions due to settlements with taxing authorities	(257)	(296)	(941)
Reductions due to lapse of statute of limitations	—	(6,093)	—

Total amount of gross unrecognized tax benefits at end of year	$15,130	$13,725	$21,166

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

        The Company's continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2015 and 2014, the amount of accrued income-tax-related interest and penalties was $4.6 million and $5.4 million, respectively.

12. SUPPLEMENTAL CASH FLOW INFORMATION

        The Company's supplemental cash flow information for the fiscal years ending June 30, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(Amounts in thousands)
Cash paid during the period for:
Interest	$10,638	$10,638	$10,490
Income taxes, net of refunds	$20,272	$27,322	$48,809
Non-cash investing and financing activities:
Dividends declared	$56,715	$54,049	$47,997

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

	At June 30, 2015
		Fair Value
	Carrying Amount
		Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$6,273	$6,273	$6,273	$—	$—

Total assets		$6,273	$6,273	$—	$—

Liabilities (In thousands):
Debt(2)	$399,110	$379,664	$379,664	$—	$—

Total liabilities		$379,664	$379,664	$—	$—

(1)
Included in Available for sale securities in the Company's consolidated balance sheets.

(2)
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

        As of June 30, 2015, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty and stream interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs. Refer to Note 4 for discussion of inputs used to develop fair value for those royalty interests that were determined to be impaired during the twelve months ended June 30, 2015.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. MAJOR SOURCES OF REVENUE

        Operators that contributed greater than 10% of the Company's total revenue for any of fiscal years 2015, 2014 or 2013 were as follows (revenue amounts in thousands):

	Fiscal Year 2015		Fiscal Year 2014		Fiscal Year 2013
Operator	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Thompson Creek	$94,104	33.8%	$27,209	11.5%	N/A	N/A
Teck	38,033	13.7%	48,777	20.6%	$82,272	28.4%
Goldcorp, Inc.	32,117	11.6%	32,339	13.6%	32,461	11.2%
Vale Newfoundland & Labrador Limited	16,665	6.0%	25,128	10.6%	32,517	11.2%

15. COMMITMENTS AND CONTINGENCIES

Ilovitza Gold Stream Acquisition

        As of June 30, 2015, the Company has a remaining commitment, subject to certain conditions, of $167.5 million as part of its Ilovitza gold stream acquisition in October 2014 (Note 3).

Phoenix Gold Project Stream Acquisition

        The Company's final commitment payment of $12.8 million as part of its Phoenix Gold Project stream acquisition was made in February 2015. The Company has no remaining commitment payments as part of the Phoenix Gold Project stream.

Voisey's Bay

        The Company indirectly owns a royalty on the Voisey's Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited ("VNL"). The royalty is directly owned by the Labrador Nickel Royalty Limited Partnership ("LNRLP"), in which the Company's wholly-owned indirect subsidiary, Canadian Minerals Partnership, is the general partner and 89.99% owner. The remaining interests in LNRLP are owned by Altius Investments Ltd. (10%), a company unrelated to Royal Gold, and the Company's wholly-owned indirect subsidiary, Voisey's Bay Holding Corporation (0.01%).

        On December 5, 2014, LNRLP filed amendments to its October 16, 2009 Statement of Claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited ("Vale Canada") and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey's Bay mine. LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey's Bay began in late 2005, have indicated an intention to calculate the NSR in a manner LNRLP believes will violate the royalty agreement when Voisey's Bay concentrates are processed at Vale's new Long Harbour processing facility, and have breached their contractual duties of good faith and honest performance in several ways. LNRLP requests an order in respect of the correct calculation of future payments, and damages for non-payment and underpayment of past royalties to the date of the claim, together with additional damages until the date of trial, interest, costs and other damages. The litigation is in the discovery phase.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of selected quarterly financial information (unaudited). Some amounts in the below table may not sum-up in total as a result of rounding.

	Revenue	Operating income (loss)	Net income (loss) attributable to Royal Gold stockholders	Basic earnings (loss) per share	Diluted earnings (loss) per share
	(Amounts in thousands except per share data)
Fiscal year 2015 quarter-ended:
September 30	$69,026	$29,539	$18,680	$0.29	$0.29
December 31	61,304	(2,022)	(6,548)	(0.10)	(0.10)
March 31	74,110	32,150	25,014	0.38	0.38
June 30	73,579	27,568	14,819	0.23	0.23

	$278,019	$87,235	$51,965	$0.80	$0.80

	(Amounts in thousands except per share data)
Fiscal year 2014 quarter-ended:
September 30	$56,487	$25,738	$15,195	$0.23	$0.23
December 31	52,785	22,916	10,667	0.16	0.16
March 31	57,748	28,614	20,143	0.31	0.31
June 30	70,142	31,452	16,636	0.26	0.26

	$237,162	$108,720	$62,641	$0.96	$0.96

17. SUBSEQUENT EVENTS

Acquisition of Gold and Silver Stream at Pueblo Viejo

        On August 5, 2015, RGLD Gold, a wholly-owned subsidiary of the Company, entered into a Precious Metals Purchase and Sale Agreement with Barrick and its wholly-owned subsidiary, BGC Holdings Ltd. ("BGC") for a percentage of the gold and silver production attributable to Barrick's 60% interest in the Pueblo Viejo mine located in the Dominican Republic. Pursuant to the Precious Metals Purchase and Sale Agreement, RGLD Gold will make one advance payment of $610 million to BGC at closing of the transaction, which remains subject to satisfaction of certain conditions precedent. Closing and funding of the transaction is anticipated within 90 days.

        BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick's interest in the gold produced at the Pueblo Viejo mine from July 1, 2015 until 990,000 ounces of gold have been delivered, and 3.75% of Barrick's interest in gold produced thereafter. RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price per ounce delivered thereafter.

        BGC will deliver silver to RGLD Gold in amounts equal to 75% of Barrick's interest in the silver produced at the Pueblo Viejo mine beginning on January 1, 2016 until 50.00 million ounces of silver have been delivered, and 37.50% of Barrick's interest in silver produced thereafter. RGLD Gold will pay BGC 30% of the spot price per ounce of silver delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS (Continued)

Acquisition of Gold and Silver Stream at Rainy River

        On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. ("New Gold"), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada ("Rainy River"). Pursuant to the Purchase and Sale Agreement, RGLD Gold will make two advance payments to New Gold, consisting of $100 million, which was paid at closing on July 20, 2015, and $75 million once capital spending at Rainy River is 60% complete (currently expected by mid-calendar 2016). Also under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter. New Gold also will deliver 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter. RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

Acquisition of an Additional Gold Royalty Interest at Pascua-Lama

        On July 10, 2015, the Company entered into an assignment of rights agreement with a private Chilean citizen whereby Royal Gold acquired an additional 0.22% NSR sliding-scale royalty on the Pascua-Lama project, which is owned and operated by Barrick and located on the border between Argentina and Chile. The Company paid $8.0 million for the additional interest at closing and will pay an additional $2.0 million if the project comes into production in calendar 2018 or an additional $1.0 million if the project enters production in calendar 2019. Upon the July 10, 2015 closing, Royal Gold's total gold NSR royalty interest in the Pascua-Lama project increased to 5.45%, at gold prices above $800 per ounce. Please refer to Item 2, Properties, for further discussion on our interest at Pascua-Lama.

Acquisition of Gold Stream at Carmen de Andacollo

        On July 9, 2015, RGLD Gold entered into a Long Term Offtake Agreement (the "Andacollo Stream Agreement") with Compañía Minera Teck Carmen de Andacollo ("CMCA"), a 90% owned subsidiary of Teck Resources Limited ("Teck").

        Pursuant to the Andacollo Stream Agreement, CMCA will sell and deliver to RGLD Gold 100% of payable gold from the Carmen de Andacollo copper-gold mine until 900,000 ounces have been delivered, and 50% thereafter, subject to a fixed payable percentage of 89%. RGLD Gold made a $525 million advance payment in cash to CMCA upon entry into the Andacollo Stream Agreement, and RGLD Gold will also pay CMCA 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased under the Andacollo Stream Agreement.

        The transaction will encompass CMCA's presently owned mining concessions on the Carmen de Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within a 1.5 kilometer area of interest, and certain other mining concessions that CMCA or its affiliates may acquire. The Andacollo Stream Agreement is effective July 1, 2015, and applies to all final settlements of gold received on or after that date. Deliveries to RGLD Gold will be made monthly, and RGLD Gold expects to begin receiving gold deliveries in its first fiscal quarter of 2016, ending September 30, 2015.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS (Continued)

Termination of Royalty Interest at Carmen de Andacollo

        On July 9, 2015, Royal Gold Chile Limitada ("RG Chile"), a wholly owned subsidiary of the Company, entered into a Royalty Termination Agreement with CMCA. The Royalty Termination Agreement terminated an amended Royalty Agreement originally dated January 12, 2010, which provided RG Chile with a royalty equivalent to 75% of the gold produced from the sulfide portion of the Carmen de Andacollo mine until 910,000 payable ounces have been produced, and 50% of the gold produced thereafter. Approximately 259,000 ounces of payable gold subject to the royalty were produced through June 30, 2015, resulting in approximately 651,000 payable ounces remaining as of that date, before the step down to the 50% royalty rate. The Andacollo Stream Agreement on Carmen de Andacollo is separate and distinct from the former royalty of RG Chile.

        CMCA paid total consideration of $345 million to RG Chile in connection with the Royalty Termination Agreement. The transaction will be taxable in Chile and the United States, with net proceeds estimated at approximately $300 million. RG Chile will receive payment for the royalty through June 30, 2015, the economic effective date of the termination. In addition to the $345 million termination payment, a post-closing final royalty payment of approximately $9.7 million was received in July 2015 to finalize all outstanding shipments for which final settlements had not been received as of July 1, 2015.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        As of June 30, 2015, the Company's management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on management's assessment and those criteria, management concluded that, as of June 30, 2015, our internal control over financial reporting is effective.

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

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2015.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act during our fourth fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)   Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited Royal Gold Inc.'s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Royal Gold, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Royal Gold, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Royal Gold, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended June 30, 2015 of Royal Gold, Inc. and our report dated August 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 6, 2015

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is included in the Company's Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2015, and is incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included in the Company's Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2015, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2015, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is included in the Company's Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2015, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included in the Company's Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2015, and is incorporated by reference in this Annual Report on Form 10-K.

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

ROYAL GOLD, INC.
Date: August 6, 2015	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 6, 2015	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 6, 2015	By:	/s/ STEFAN L. WENGER Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: August 6, 2015	By:	/s/ WILLIAM M. HAYES William M. Hayes Chairman
Date: August 6, 2015	By:	/s/ GORDON J. BOGDEN Gordon J. Bogden Director
Date: August 6, 2015	By:	/s/ M. CRAIG HAASE M. Craig Haase Director
Date: August 6, 2015	By:	/s/ KEVIN MCARTHUR Kevin McArthur Director

Date: August 6, 2015	By:	/s/ CHRIS M.T. THOMPSON Chris M. T. Thompson Director
Date: August 6, 2015	By:	/s/ RONALD J. VANCE Ronald J. Vance Director

Exhibit Index

Exhibit Number		Description
2.1		Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

3.1		Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on February 8, 2008 and incorporated herein by reference)

3.2		Amended and Restated Bylaws, as amended on August 28, 2014 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 4, 2014 and incorporated herein by reference)

3.3		Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

3.4		Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)

4.1		First Amended and Restated Rights Agreement dated September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on September 10, 2007 and incorporated herein by reference)

4.2		Stockholder Agreement dated April 3, 2009 by and among Royal Gold, Inc., Compañía Minera Carmen de Andacollo and Teck Cominco Limited (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 6, 2009 and incorporated herein by reference)

4.3		Amendment No. 1 to the Stockholder Agreement, dated January 12, 2010 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

4.4		Appendix I to Schedule B of the Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

4.5		Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

4.6		Supplemental Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

10.1	**	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

Exhibit Number		Description
10.2	**	Form of Incentive Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.3	**	Form of Incentive Stock Option Agreement (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.4	**	Form of Non-qualified Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.5	**	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.6	**	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on August 17, 2012 and incorporated herein by reference)

10.7	**	Form of Director Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.8	**	Form of Restricted Stock Agreement (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.9	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.10	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (1) (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.11	**	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (2) (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.12	**	Form of Performance Share Agreement (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.13	**	Form of Stock Appreciation Rights Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.14	**	Form of Stock Appreciation Rights Agreement—Stock Settled (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.15	**	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 4, 2014 and incorporated herein by reference)

Exhibit Number		Description
10.16	**	Form of Employment Agreement by and between Royal Gold, Inc. and Tony Jensen (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on September 19, 2013 and incorporated herein by reference)

10.17	**	Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Stefan Wenger, William Heissenbuttel, Bruce Kirchhoff and William Zisch (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on September 19, 2013 and incorporated herein by reference)

10.18	**	Employment Agreement by and between Royal Gold, Inc. and Karli S. Anderson, dated May 15, 2013 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K on August 8, 2013 and incorporated herein by reference)

10.19	**	Form of Award Modification Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Tony Jensen, Karen Gross and Bruce Kirchhoff (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.20		Sixth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., the additional guarantors from time to time party thereto, the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders, dated January 29, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 30, 2014 and incorporated herein by reference)

10.21		Amendment No. 1 to Sixth Amended and Restated Revolving Credit Agreement, among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., the additional guarantors from time to time party thereto, the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders, dated April 29, 2015. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 30, 2015 and incorporated herein by reference)

10.22		Amended and Restated Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.23		Amended and Restated Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.24		Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company's Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

10.25		Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company's Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)

10.26		Royalty Deed and Agreement, dated effective as of April 15, 1991, between ECM, Inc. and Royal Crescent Valley, Inc. (filed as Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference)

Exhibit Number	Description
10.27	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

10.28	Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.29	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.30	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.31	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.2	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.33	Amended and Restated Master Agreement by and between Royal Gold, Inc. and Compañía Minera Teck Carmen de Andacollo, dated as of January 12, 2010, along with the related Form of Royalty Agreement attached thereto as Exhibit C (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

10.34	Support Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Callco Inc., and RG Exchangeco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

10.35	Voting and Exchange Trust Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Exchangeco Inc. and Computershare Trust Company of Canada (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

10.36	Labrador Option Agreement, dated May 18, 1993, between Diamond Fields Resources Inc. and Archean Resources Ltd., as amended (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q on May 7, 2010 and incorporated herein by reference)

Exhibit Number		Description
10.37		Robinson Property Trust Ancillary Agreement by and between Kennecott Holdings Corporation, Kennecott Rawhide Mining Company and Kennecott Nevada Copper Company and BHP Nevada Mining Company, dated September 12, 2003 (filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.38		Shares Purchase and Sale Agreement by Jaime Ugarte Lee and others to Compañia Minera Barrick Chile Limitada, dated as of March 23, 2001 (English Translation) (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.39		Royalty Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated March 29, 2005, as supplemented and amended by the Supplemental Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated May 20, 2005 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.40		Net Smelter Return Royalty Agreement by and between Newmont Canada Limited and Barrick Gold Corporation, dated October 8, 2004 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.410		Royalty for Technical Expertise Agreement by and between Tenedoramex S. A. de C. V. and Kennecott Minerals Company, dated as of March 23, 2001 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 6, 2006 and incorporated herein by reference)

10.42		Agreement for Amendment and Restatement of Royalty for Technical Expertise between Minas de Oro Nacional S.A. de C.V. and RG Mexico, Inc. dated May 27, 2011 (filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.43	***	Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 15, 2011 and incorporated herein by reference)

10.44	***	First Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of August 8, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 9, 2012 and incorporated herein by reference)

10.45		Second Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 11, 2014 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on January 29, 2015 and incorporated herein by reference).

10.46		Intercreditor Agreement by and among RGLD Gold AG, Terrane Metals Corp. and Valiant Trust Company dated November 27, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on January 31, 2013 and incorporated herein by reference)

Exhibit Number		Description
10.47		Option Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

10.48		Subscription Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

10.49		Amending Agreement between Seabridge Gold Inc. and RG Exchangeco Inc., dated October 28, 2011 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q on November 3, 2011 and incorporated herein by reference)

10.50		Second Amending Agreement by and between RG Exchangeco Inc. and Seabridge Gold Inc. dated as of December 13, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on January 31, 2013 and incorporated herein by reference)

10.51		Net Smelter Royalty Agreement between Barrick Gold Corporation and McWatters Mining Inc., dated April 3, 2003 (filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.52		Agreement between Rio Tinto Metals Limited and MK Gold Company, dated September 1, 1999 (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.53		Net Smelter Return Royalty Agreement between Expatriate Resources Ltd. and Atna Resources Ltd., dated June 16, 2004, as modified by Partial Assignment of Royalty between Atna Resources Ltd, Equity Engineering Ltd. and Yukon Zinc Corporation, dated August 20, 2007 (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.54	***	Purchase and Sale Agreement by and between RGLD Gold AG and Chieftain Metals Inc., dated as of December 22, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 28, 2011 and incorporated herein by reference)

10.55		Form of Agreement for Assignment of Partnership Interest in Crescent Valley Partners, L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 8, 2014 and incorporated herein by reference)

21.1	*	Royal Gold and Its Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

Exhibit Number		Description
101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed or furnished herewith.

**
Identifies each management contract or compensation plan or arrangement.

***
Certain portions of this exhibit have been omitted by redacting a portion of text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.