Form 10-Q
period 2015-09-30
ROYAL GOLD INC
filed 2015-11-05
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 65,259,789 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 28, 2015.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30, 2015	June 30, 2015
ASSETS
Cash and equivalents	$104,310	$742,849
Royalty receivables	24,539	37,681
Income tax receivable	13,550	6,422
Prepaid expenses and other	9,912	3,798
Total current assets	152,311	790,750

Royalty and stream interests, net (Note 3)	3,012,952	2,083,608
Available-for-sale securities (Note 4)	5,824	6,273
Other assets	57,608	44,801
Total assets	$3,228,695	$2,925,432

LIABILITIES
Accounts payable	8,383	4,911
Dividends payable	14,357	14,341
Foreign withholding taxes payable	—	199
Other current liabilities	4,380	5,522
Total current liabilities	27,120	24,973

Debt (Note 5)	674,780	322,110
Deferred tax liabilities	145,256	146,603
Uncertain tax positions (Note 9)	15,207	15,130
Other long-term liabilities	6,510	689
Total liabilities	868,873	509,505

Commitments and contingencies (Note 12)

EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 65,065,461 and 65,033,547 shares outstanding, respectively	651	650
Additional paid-in capital	2,174,720	2,170,643
Accumulated other comprehensive loss	(3,741)	(3,292)
Accumulated earnings	125,717	185,121
Total Royal Gold stockholders’ equity	2,297,347	2,353,122
Non-controlling interests	62,475	62,805
Total equity	2,359,822	2,415,927
Total liabilities and equity	$3,228,695	$2,925,432

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2015	2014
Revenue	$74,056	$69,026

Costs and expenses
Cost of sales	11,466	6,674
General and administrative	9,510	7,142
Production taxes	1,592	1,690
Exploration costs	3,156	—
Depreciation, depletion and amortization	27,147	22,212
Impairment of royalty and stream interests	—	1,769
Total costs and expenses	52,871	39,487

Operating income	21,185	29,539

Interest and other income	265	51
Interest and other expense	(7,214)	(6,712)
Income before income taxes	14,236	22,878

Income tax expense	(59,177)	(3,959)
Net (loss) income	(44,941)	18,919
Net income attributable to non-controlling interests	(105)	(239)
Net (loss) income attributable to Royal Gold common stockholders	$(45,046)	$18,680

Net (loss) income	$(44,941)	$18,919
Adjustments to comprehensive (loss) income, net of tax
Unrealized change in market value of available-for-sale securities	(449)	(1,340)
Comprehensive (loss) income	(45,390)	17,579
Comprehensive income attributable to non-controlling interests	(105)	(239)
Comprehensive (loss) income attributable to Royal Gold stockholders	$(45,495)	$17,340

Net (loss) income per share available to Royal Gold common stockholders:

Basic (loss) earnings per share	$(0.69)	$0.29
Basic weighted average shares outstanding	65,048,439	64,962,883
Diluted (loss) earnings per share	$(0.69)	$0.29
Diluted weighted average shares outstanding	65,048,439	65,107,481
Cash dividends declared per common share	$0.22	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(44,941)	$18,919
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	27,147	22,212
Non-cash employee stock compensation expense	4,227	2,449
Amortization of debt discount	2,670	2,473
Impairment of royalty and stream interests	—	1,769
Tax benefit of stock-based compensation exercises	150	303
Deferred tax expense (benefit)	11,767	(5,374)
Other	(390)	—
Changes in assets and liabilities:
Royalty receivables	13,142	3,427
Prepaid expenses and other assets	(4,136)	2,147
Accounts payable	3,266	(1,570)
Foreign withholding taxes payable	(199)	(1,320)
Income taxes receivable	(17,192)	5,373
Uncertain tax positions	77	483
Other liabilities	6,903	1,167
Net cash provided by operating activities	$2,491	$52,458

Cash flows from investing activities:
Acquisition of royalty and stream interests	(1,300,881)	(6,209)
Andacollo royalty sale	345,000	—
Golden Star term loan	(20,000)	—
Other	(228)	(127)
Net cash used in investing activities	$(976,109)	$(6,336)

Cash flows from financing activities:
Borrowings from revolving credit facility	350,000	—
Net proceeds from issuance of common stock	—	199
Common stock dividends	(14,341)	(13,678)
Distribution to non-controlling interests	(422)	(465)
Tax expense of stock-based compensation exercises	(150)	(303)
Other	(8)	—
Net cash provided by (used in) financing activities	$335,079	$(14,247)
Net (decrease) increase in cash and equivalents	(638,539)	31,875
Cash and equivalents at beginning of period	742,849	659,536
Cash and equivalents at end of period	$104,310	$691,411

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission on August 6, 2015 (“Fiscal 2015 10-K”).

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

Estimates of gold, silver, copper, nickel and other metal prices, operators’ estimates of proven and probable reserves related to our royalty or streaming properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties.  It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2.             ACQUISITIONS

Acquisition of Gold and Silver Stream at Pueblo Viejo

On September 29, 2015, RGLD Gold AG (“RGLD Gold”), a wholly-owned subsidiary of the Company, closed its previously announced Precious Metals Purchase and Sale Agreement with Barrick Gold Corporation (“Barrick”) and its wholly-owned subsidiary, BGC Holdings Ltd. (“BGC”) for a percentage of the gold and silver production attributable to Barrick’s 60% interest in the Pueblo Viejo mine located in the Dominican Republic.  Pursuant to the Precious Metals Purchase and Sale Agreement, RGLD Gold made a single advance payment of $610 million to BGC as part of the closing.  The transaction is effective as of July 1, 2015 for the gold stream and January 1, 2016 for the silver stream.

BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick’s interest in the gold produced at the Pueblo Viejo mine from July 1, 2015 until 990,000 ounces of gold have been delivered, and 3.75% of Barrick’s interest in gold produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price per ounce delivered thereafter.

BGC will deliver silver to RGLD Gold in amounts equal to 75% of Barrick’s interest in the silver produced at the Pueblo Viejo mine beginning on January 1, 2016 until 50 million ounces of silver have been delivered, and 37.50% of Barrick’s interest in silver produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of silver delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter.

The Pueblo Viejo gold and silver stream acquisition has been accounted for as an asset acquisition.  The advance payment of $610 million, plus direct transaction costs, have been recorded as a production stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.

Acquisition of Gold Stream on Wassa, Bogoso and Prestea

On July 28, 2015, RGLD Gold closed its previously announced $130 million gold stream transaction with a wholly-owned subsidiary of Golden Star Resources Ltd. (together “Golden Star”), pursuant to which RGLD Gold will advance financing to Golden Star, subject to certain conditions, for development projects at certain mines in Ghana, and in return for which Golden Star will sell and deliver gold to RGLD Gold.

Also on July 28, 2015 and separate from the stream transaction, the Company also funded a previously announced $20 million, 4-year term loan to Golden Star and received warrants to purchase 5 million shares of Golden Star common stock, with a grant date fair value of approximately $0.8 million.  Interest under the term loan will be due quarterly at a rate equal to 62.5% of the average daily gold price for the relevant quarter divided by 10,000, but not to exceed 11.5%.  The warrants have a term of four years and an exercise price of $0.27.

Pursuant to the stream transaction and subject to certain conditions, RGLD Gold will make $130 million in advance payments to Golden Star in stages, including the $40 million upfront payment made in connection with closing, $15 million paid in September 2015, and the balance on a pro rata basis with spending on the Wassa and Prestea underground projects, which RGLD Gold expects to make in four quarterly payments as follows: (i) $30 million on December 1, 2015, and (ii) $15 million on each of March 1, 2016, June 1, 2016 and September 1, 2016.  Golden Star will deliver to RGLD Gold 8.5% of gold produced from the Wassa, Bogoso and Prestea projects, until 185,000 ounces have been delivered, 5.0% until an additional 22,500 ounces have been delivered, and 3.0% thereafter.  RGLD Gold will pay

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Golden Star a cash price equal to 20% of the spot price for each ounce delivered at the time of delivery until 207,500 ounces have been delivered, which cash price shall increase to 30% of the spot price for each ounce delivered thereafter.

The Wassa, Bogoso and Prestea gold stream acquisition has been accounted for as an asset acquisition.  The $55 million paid as part of the aggregate advance payments of $130 million, plus direct acquisition costs, has been recorded as separate components of Royalty and stream interests, net on our consolidated balance sheets.  Accordingly, approximately $46.1 million and $10.1 million was allocated to production stage and exploration stage stream interest, respectively, as of September 30, 2015.  Future advance payments, plus any direct acquisition costs incurred, will be recorded as a production stage or an exploration stream interest accordingly.  The acquisition costs of the production stage stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves for Wassa, Bogoso and Prestea, as provided by Golden Star.

The $20 million four-year term loan and the received warrants have been recorded within Other assets on our consolidated balance sheets.  The warrants have been classified as a financial asset instrument and are recorded at fair value at each reporting period using the Black-Scholes model.  Any change in the fair value of the warrants at subsequent reporting periods will be recorded within Interest and other on our consolidated statements of operations and comprehensive income.

Acquisition of Gold and Silver Stream at Rainy River

On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. (“New Gold”), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada (“Rainy River”).  Pursuant to the Purchase and Sale Agreement, RGLD Gold will make two advance payments to New Gold, consisting of $100 million, which was paid at closing on July 20, 2015, and $75 million once capital spending at Rainy River is 60% complete (currently expected by mid-calendar 2016).  Also under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter.  New Gold also will deliver 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter.  RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

The Rainy River gold and silver stream acquisition has been accounted for as an asset acquisition.  The $100 million paid as part of the aggregate advance payments of $175 million, plus direct transaction costs, have been recorded as a development stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.

Acquisition of an Additional Gold Royalty Interest at Pascua-Lama

On July 10, 2015, the Company entered into an assignment of rights agreement with a private Chilean citizen whereby Royal Gold acquired an additional 0.22% net smelter return (“NSR”) sliding-scale royalty interest on the Pascua-Lama project, which is owned and operated by Barrick and located on the border between Argentina and Chile.  The Company paid $8.0 million for the additional interest at closing and will pay an additional $2.0 million if the project comes into production by the end of calendar 2018 or an additional $1.0 million if the project enters production in calendar 2019.  Upon the July 10, 2015 closing, Royal Gold’s total gold NSR royalty interest in the Pascua-Lama project increased to 5.45% at gold prices above $800 per ounce, while the additional gold equivalent royalty on proceeds from copper produced from the Chilean portion of the project, increased to 1.09%.

The additional gold royalty interest acquired on Pascua-Lama has been accounted for as an asset

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

acquisition.  The $8.0 million paid for the additional interest at closing, plus direct transaction costs, have been recorded as development stage royalty interest within Royalty and stream interests, net on our consolidated balance sheets.

Acquisition of Gold Stream at Carmen de Andacollo

On July 9, 2015, RGLD Gold entered into a Long Term Offtake Agreement (the “Andacollo Stream Agreement”) with Compañía Minera Teck Carmen de Andacollo (“CMCA”), a 90% owned subsidiary of Teck Resources Limited (“Teck”).  Pursuant to the Andacollo Stream Agreement, CMCA will sell and deliver to RGLD Gold 100% of payable gold from the Carmen de Andacollo (“Andacollo”) copper-gold mine until 900,000 ounces have been delivered, and 50% thereafter, subject to a fixed payable percentage of 89%. RGLD Gold made a $525 million advance payment in cash to CMCA upon entry into the Andacollo Stream Agreement, and RGLD Gold will also pay CMCA 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased under the Andacollo Stream Agreement.

The transaction will encompass certain of CMCA’s presently owned mining concessions on the Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within a 1.5 kilometer area of interest, and certain other mining concessions that CMCA or its affiliates may acquire. The Andacollo Stream Agreement is effective July 1, 2015, and applies to all final settlements of gold received on or after that date.  Deliveries to RGLD Gold will be made monthly, and RGLD Gold began receiving gold deliveries during the quarter ended September 30, 2015.

The Company accounted for the acquisition of the stream interest at Andacollo as an asset acquisition.  For US GAAP financial reporting purposes, the Company’s new consolidated carrying value in its stream interest at Andacollo is approximately $388.2 million, which includes direct acquisition costs, and is recorded as production stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.

Termination of Royalty Interest at Carmen de Andacollo

On July 9, 2015, Royal Gold Chile Limitada (“RG Chile”), a wholly owned subsidiary of the Company, entered into a Royalty Termination Agreement with CMCA. The Royalty Termination Agreement terminated an amended Royalty Agreement originally dated January 12, 2010, which provided RG Chile with a royalty equivalent to 75% of the gold produced from the sulfide portion of the Andacollo mine until 910,000 payable ounces have been produced, and 50% of the gold produced thereafter.  CMCA paid total consideration of $345 million to RG Chile in connection with the Royalty Termination Agreement.  The net carrying value of the Andacollo royalty on the date of termination was approximately $207.5 million.  The royalty termination transaction will be taxable in Chile and the United States.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.             ROYALTY AND STREAM INTERESTS

The following tables summarize the Company’s royalty and stream interests as of September 30, 2015 and June 30, 2015.

As of September 30, 2015 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Voisey’s Bay	$150,138	$(79,989)	$70,149
Peñasquito	99,172	(26,579)	72,593
Holt	34,612	(14,837)	19,775
Cortez	10,630	(9,955)	675
Other	531,734	(314,405)	217,329
Total production stage royalty interests	826,286	(445,765)	380,521

Production stage stream interests:
Mount Milligan	783,046	(42,498)	740,548
Pueblo Viejo	610,367	—	610,367
Andacollo	388,181	(4,215)	383,966
Wassa/Bogoso/Prestea	46,069	(990)	45,079
Other	75,853	(26)	75,827
Total production stage stream interests	1,903,516	(47,729)	1,855,787
Production stage royalty and stream interests	2,729,802	(493,494)	2,236,308

Development stage royalty interests:
Pascua-Lama	380,657	—	380,657
Other	66,414	—	66,414
Total development stage royalty interests	447,071	—	447,071

Development stage stream interests:
Rainy River	100,673	—	100,673
Other	8,203	—	8,203
Total development stage stream interests	108,876	—	108,876
Development stage royalty and stream interests	555,947	—	555,947

Exploration stage royalty interests	210,584	—	210,584
Exploration stage stream interests	10,113	—	10,113
Total royalty and stream interests	$3,506,446	$(493,494)	$3,012,952

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2015 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage royalty interests:
Andacollo	$272,998	$(65,467)	$—	$207,531
Voisey’s Bay	150,138	(76,141)	—	73,997
Peñasquito	99,172	(24,555)	—	74,617
Mulatos	48,092	(32,313)	—	15,779
Holt	34,612	(13,950)	—	20,662
Robinson	17,825	(12,748)	—	5,077
Cortez	10,630	(9,933)	—	697
Other	495,763	(265,727)	(27,586)	202,450
Total production stage royalty interests	1,129,230	(500,834)	(27,586)	600,810

Production stage stream interests:
Mount Milligan	783,046	(35,195)	—	747,851
Production stage royalty and stream interests	1,912,276	(536,029)	(27,586)	1,348,661

Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Other	67,017	—	—	67,017
Total development stage royalty interests	439,122	—	—	439,122

Development stage stream interests:
Phoenix Gold	75,843	—	—	75,843
Other	8,183	—	(603)	7,580
Total development stage stream interests	84,026	—	(603)	83,423
Development stage royalty and stream interests	523,148	—	(603)	522,545

Exploration stage royalty interests	212,552	—	(150)	212,402
Total royalty and stream interests	$2,647,976	$(536,029)	$(28,339)	$2,083,608

4.             AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities as of September 30, 2015 and June 30, 2015 consist of the following:

	As of September 30, 2015
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	(3,741)	$5,824
	$9,565	$—	$(3,741)	$5,824

	As of June 30, 2015
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	(3,292)	$6,273
	$9,565	$—	$(3,292)	$6,273

Our only available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011.  The Company’s policy for determining whether declines in fair value of

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s quarterly analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three months ended September 30, 2015. The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.             DEBT

The Company’s non-current debt as of September 30, 2015 and June 30, 2015 consists of the following:

	As of	As of
	September 30, 2015	June 30, 2015
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$324,780	$322,110
Revolving credit facility	350,000	—
Total debt	$674,780	$322,110

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three months ended September 30, 2015, was $5.6 million compared to $5.4 million for the three months ended September 30, 2014, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $650 million revolving credit facility.  As of September 30, 2015, the Company had $350.0 million outstanding and $300.0 million available under the revolving credit facility.  Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.25% to 3.00%, based on Royal Gold’s defined leverage ratio.  As of September 30, 2015, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.25% for an all-in rate of 1.46%. Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.

As discussed in Note 6 to the notes to consolidated financial statements in the Company’s Fiscal 2015 10-K, the Company has financial covenants associated with its revolving credit facility.  At September 30, 2015, the Company was in compliance with each financial covenant.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.             REVENUE

Revenue is comprised of the following:

	For The Three Months Ended
	September 30,	September 30,
	2015	2014
	(Amounts in thousands)
Stream interests	$37,857	$19,657
Royalty interests	36,199	49,369
Total revenue	$74,056	$69,026

7.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended
	September 30,	September 30,
	2015	2014
	(Amounts in thousands)
Stock options	$109	$112
Stock appreciation rights	392	355
Restricted stock	1,370	1,170
Performance stock	2,356	812
Total stock-based compensation expense	$4,227	$2,449

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

During the three months ended September 30, 2015 and 2014, the Company granted the following stock-based compensation awards:

	For The Three Months Ended
	September 30,	September 30,
	2015	2014
	(Number of shares)
Stock options	24,312	19,760
Stock appreciation rights	97,817	87,890
Restricted stock	72,062	55,589
Performance stock	47,297	46,800
Total equity awards granted	241,488	210,039

As of September 30, 2015, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards was as follows:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Unrecognized compensation expense	Weighted- average vesting period (years)
Stock options	$831	2.2
Stock appreciation rights	3,085	2.2
Restricted stock	7,450	3.4
Performance stock	4,707	1.3

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended
	September 30,	September 30,
	2015	2014
	(in thousands, except per share data)
Net (loss) income available to Royal Gold common stockholders	$(45,046)	$18,680
Weighted-average shares for basic EPS	65,048,439	64,962,883
Effect of other dilutive securities	—	144,598
Weighted-average shares for diluted EPS	65,048,439	65,107,481

Basic (loss) earnings per share	$(0.69)	$0.29

Diluted (loss) earnings per share	$(0.69)	$0.29

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $105.31.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.             INCOME TAXES

	For The Three Months Ended
	September 30,	September 30,
	2015	2014
	(Amounts in thousands, except rate)

Income tax expense	$59,177	$3,959
Effective tax rate	415.7%	17.3%

The increase in the effective tax rate for the three months ended September 30, 2015 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions (Note 2) and the planned liquidation of our Chilean subsidiary.

As of September 30, 2015 and June 30, 2015, the Company had $15.2 million and $15.1 million of total gross unrecognized tax benefits, respectively.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2015 and June 30, 2015, the amount of accrued income-tax-related interest and penalties was $5.0 million and $4.6 million, respectively.

10.          SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of royalty interests and the acquisition and management of stream interests.  Royal Gold’s long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As of September 30, 2015
	Royalty interest	Stream interest	Total royalty and stream interests, net
Canada	$245,229	$917,049	$1,162,278
Chile	453,629	383,966	$837,595
Dominican Republic	—	610,367	$610,367
Mexico	127,962	—	$127,962
United States	109,772	—	$109,772
Australia	48,330	—	$48,330
Africa	12,748	55,191	$67,939
Other	40,506	8,203	$48,709
Total	$1,038,176	$1,974,776	$3,012,952

	As of June 30, 2015
	Royalty interest	Stream interest	Total royalty and stream interests, net
Canada	$251,688	$823,091	$1,074,779
Chile	653,019	—	$653,019
Mexico	131,742	—	$131,742
United States	110,286	—	$110,286
Australia	50,119	—	$50,119
Africa	12,760	—	$12,760
Other	42,720	8,183	$50,903
Total	$1,252,334	$831,274	$2,083,608

The Company’s revenue, cost of sales and net revenue by reportable segment for our three months ended September 30, 2015 and 2014, is geographically distributed as shown in the following table:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	For The Three Months Ended September 30, 2015
	Revenue	Cost of sales	Net revenue
Royalties:
Mexico	$10,805	$—	$10,805
Canada	10,401	—	10,401
United States	10,213	—	10,213
Australia	2,451	—	2,451
Africa	257	—	257
Other	2,072	—	2,072
Total royalties	$36,199	$—	$36,199

Streams:
Canada	$23,518	$9,128	$14,390
Chile	10,715	1,604	9,111
Africa	3,624	734	2,890
Total streams	$37,857	$11,466	$26,391

Total royalties and streams	$74,056	$11,466	$62,590

	For The Three Months Ended September 30, 2014
	Revenue	Cost of sales	Net revenue
Royalties:
Canada	$11,326	$—	$11,326
Chile	11,233	—	11,233
United States	11,183	—	11,183
Mexico	10,004	—	10,004
Australia	1,892	—	1,892
Africa	1,311	—	1,311
Other	2,420	—	2,420
Total royalties	$49,369	$—	$49,369

Streams:
Canada	$19,657	$6,674	$12,983
Total royalties and streams	$69,026	$6,674	$62,352

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

	At September 30, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$5,824	$5,824	$5,824	$—	$—
Warrants(2)	$541	$541	$—	$541	$—
Total assets		$6,365	$5,824	$541	$—

Liabilities (In thousands):
Debt(3)	$401,780	$354,094	$354,094	$—	$—
Total liabilities		$354,094	$354,094	$—	$—

(1)	Included in Available for sale securities on the Company’s consolidated balance sheets.
(2)	Included in Other assets on the Company’s consolidated balance sheets.
(3)

Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital on the Company’s consolidated balance sheets.

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.  During the three months ended September 30, 2015, the warrants issued by Golden Star (Note 2) were added to the Level 2 fair value hierarchy.

As of September 30, 2015, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty and stream interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.          COMMITMENTS AND CONTINGENCIES

Rainy River Gold and Silver Stream Acquisition

As of September 30, 2015, the Company has a remaining commitment, subject to certain conditions, of $75.0 million as part of its Rainy River gold and silver stream acquisition in August 2015 (Note 2).

Wassa, Bogoso and Prestea Gold Stream Acquisition

As of September 30, 2015, the Company has a remaining commitment, subject to certain conditions, of $75.0 million as part of its Wassa, Bogoso and Prestea gold stream acquisition in July 2015 (Note 2).

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Ilovica Gold Stream Acquisition

As of September 30, 2015, the Company has a remaining commitment, subject to certain conditions, of $167.5 million as part of its Ilovica gold stream acquisition in October 2014.

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

On December 5, 2014, LNRLP filed amendments to its October 16, 2009 Statement of Claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited (“Vale Canada”) and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine.  LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey’s Bay began in late 2005, have indicated an intention to calculate the NSR in a manner LNRLP believes will violate the royalty agreement when Voisey’s Bay concentrates are processed at Vale’s new Long Harbour processing facility, and have breached their contractual duties of good faith and honest performance in several ways.  LNRLP requests an order in respect of the correct calculation of future payments, and unspecified damages for non-payment and underpayment of past royalties to the date of the claim, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2015 (the “Fiscal 2015 10-K”).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “metal stream” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2015 10-K.

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

As of September 30, 2015, the Company owned stream interests on five producing properties and two development stage properties and owned royalty interests on 34 producing properties, 22 development stage properties and 135 exploration stage properties, of which the Company considers 48 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations on the properties in which we hold royalty and streaming interests, and except for our interest in the Peak Gold, LLC, we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.  During the three months ended September 30, 2015, we focused on the management of our existing royalty and stream interests and the acquisition of additional royalty and stream interests.

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

For the three months ended September 30, 2015 and 2014, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,124	81%	$1,282	76%
Silver ($/ounce)	$14.91	3%	$19.76	4%
Copper ($/pound)	$2.39	5%	$3.17	10%
Nickel ($/pound)	$4.79	7%	$8.43	4%
Other	N/A	4%	N/A	6%

Recent Business Developments

Acquisition of Gold and Silver Stream at Pueblo Viejo

On September 29, 2015, RGLD Gold AG (“RGLD Gold”), a wholly-owned subsidiary of the Company, closed its previously announced Precious Metals Purchase and Sale Agreement with Barrick Gold Corporation (“Barrick”) and its wholly-owned subsidiary, BGC Holdings Ltd. (“BGC”) for a percentage of the gold and silver production attributable to Barrick’s 60% interest in the Pueblo Viejo mine located in the Dominican Republic.  Pursuant to the Precious Metals Purchase and Sale Agreement, RGLD Gold made a single advance payment of $610 million to BGC as part of the closing.  The transaction is effective as of July 1, 2015 for the gold stream and January 1, 2016 for the silver stream.

BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick’s interest in the gold produced at the Pueblo Viejo mine from July 1, 2015 until 990,000 ounces of gold have been delivered, and 3.75% of Barrick’s interest in gold produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price per ounce delivered thereafter.  RGLD Gold expects to receive its first delivery of gold from Pueblo Viejo on December 15, 2015, for gold production during the period July 1, 2015 to November 30, 2015.  Barrick informed RGLD Gold that the first delivery will include approximately 8,900 ounces relating to July and August 2015 production, in addition to delivery of gold for production during the period including September through November 2015.

BGC will deliver silver to RGLD Gold in amounts equal to 75% of Barrick’s interest in the silver produced at the Pueblo Viejo mine beginning on January 1, 2016 until 50.00 million ounces of silver have been delivered, and 37.50% of Barrick’s interest in silver produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of silver delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter.

The Pueblo Viejo mine is an open-pit mining operation located approximately 60 miles northwest of Santo Domingo, in the Dominican Republic, and is owned by a joint venture in which Barrick owns a 60% interest and is responsible for operations, and in which Goldcorp Inc. (“Goldcorp”) owns a 40% interest.  The mine began production in 2013.  Barrick reported calendar 2014 production, on a 100% basis, of 1.11 million ounces of gold and 3.85 million ounces of silver, with all-in sustaining costs of $588 per ounce of gold.  Barrick also reported proven and probable gold reserves attributable to Barrick of 9.3 million contained ounces at 3.30 grams per tonne, and attributable proven and probable silver reserves of 58.3 million contained ounces grading 20.7 grams per tonne, in each case as of December 31, 2014.

Acquisition of Gold Stream on Wassa, Bogoso and Prestea

On July 28, 2015, RGLD Gold closed its previously announced $130 million gold stream transaction with a wholly-owned subsidiary of Golden Star Resources Ltd. (together “Golden Star”), pursuant to which RGLD Gold will advance financing to Golden Star, subject to certain conditions, for development projects at certain mines in Ghana, and in return for which Golden Star will sell and deliver gold to RGLD Gold.

Also on July 28, 2015 and separate from the stream transaction, the Company also funded a previously announced $20 million, 4-year term loan to Golden Star and received warrants to purchase 5 million shares of Golden Star common stock.   Interest under the term loan will be due quarterly at a rate equal to 62.5% of the average daily gold price for the relevant quarter divided by 10,000, but not to exceed 11.5%.  The warrants have a term of four years and an exercise price of $0.27.

Pursuant to the stream transaction and subject to certain conditions, RGLD Gold will make $130 million in advance payments to Golden Star in stages, including the $40 million upfront payment made in connection with closing, $15 million paid in September 2015, and the balance on a pro rata basis with spending on the Wassa and Prestea underground projects, which RGLD Gold expects to make in four quarterly payments as follows: (i) $30 million on December 1, 2015, and (ii) $15 million on each of March 1, 2016, June 1, 2016 and September 1, 2016.  Golden Star will deliver to RGLD Gold 8.5% of gold produced from the Wassa, Bogoso and Prestea projects, until 185,000 ounces have been delivered, 5.0% until an additional 22,500 ounces have been delivered, and 3.0% thereafter.  RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce delivered at the time of delivery until 207,500 ounces have been delivered, which cash price shall increase to 30% of the spot price for each ounce delivered thereafter.  RGLD Gold sold approximately 3,200 ounces of gold delivered from Golden Star during the quarter ended September 30, 2015, and has approximately 3,100 ounces of gold remaining in inventory as of such date.

The Wassa mine is located approximately 90 miles west of Accra and has operated continuously since 2005. Golden Star forecasts calendar 2015 production of 113,000 ounces of gold from the single Wassa open pit. Open pit proven and probable reserves are 831,000 ounces at 1.39 grams per tonne.  RGLD Gold’s investment will fund development of the Wassa underground deposit, which has 746,000 ounces of proven and probable gold reserves at 4.27 grams per tonne.  Once the underground deposit is in production, Golden Star expects average annual gold production of 150,000 ounces of gold over the life of mine from the combined open pit and underground at Wassa.

Bogoso and Prestea are located approximately 125 miles west of Accra and have produced over 9 million ounces from both open pit and underground sources over the last 100 years.  Underground development at Prestea is already well advanced and Golden Star plans to modify the Bogoso plant to process Prestea material.  Golden Star expects to spend $40 million of capital investment on Prestea, which includes hoist and shaft upgrades, electrical infrastructure, ventilation and a process plant upgrade.  Once in full production, Golden Star expects annual production of approximately 75,000 ounces from Prestea, with estimated life of mine production of 322,000 ounces. Golden Star forecasts underground gold production from the Wassa and Prestea mines by the second quarter of calendar 2016 and early calendar 2017, respectively.

Acquisition of Gold and Silver Stream at Rainy River

On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. (“New Gold”), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada (“Rainy River”).  Pursuant to the Purchase and Sale Agreement, RGLD Gold will make two advance payments to New Gold, consisting of $100 million, which was paid at closing on July 20, 2015, and $75 million once capital spending at Rainy River is 60% complete (currently expected by mid-calendar 2016).  Also under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter.  New Gold also will deliver 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter.  RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

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

Acquisition of an Additional Gold Royalty Interest at Pascua-Lama

On July 10, 2015, the Company entered into an assignment of rights agreement with a private Chilean citizen whereby Royal Gold acquired an additional 0.22% NSR sliding-scale royalty interest on the Pascua-Lama project, which is owned and operated by Barrick and located on the border between Argentina and Chile.  The Company paid $8.0 million for the additional interest at closing and will pay an additional $2.0 million if the project comes into production by the end of calendar 2018 or an additional $1.0 million if the project enters production in calendar 2019.  Upon the July 10, 2015 closing, Royal Gold’s total gold NSR royalty interest in the Pascua-Lama project increased to 5.45% at gold prices above $800 per ounce, while the additional gold equivalent royalty on proceeds from copper produced from the Chilean portion of the project, increased to 1.09%.

Acquisition of Gold Stream at Carmen de Andacollo

On July 9, 2015, RGLD Gold entered into a Long Term Offtake Agreement (the “Andacollo Stream Agreement”) with Compañía Minera Teck Carmen de Andacollo (“CMCA”), a 90% owned subsidiary of Teck Resources Limited (“Teck”).  Pursuant to the Andacollo Stream Agreement, CMCA will sell and deliver to RGLD Gold 100% of payable gold from the Carmen de Andacollo (“Andacollo”) copper-gold mine until 900,000 ounces have been delivered, and 50% thereafter, subject to a fixed payable percentage of 89%. RGLD Gold made a $525 million advance payment in cash to CMCA upon entry into the Andacollo Stream Agreement, and RGLD Gold will also pay CMCA 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased under the Andacollo Stream Agreement.

The transaction will encompass certain of CMCA’s presently owned mining concessions on the Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within a 1.5 kilometer area of interest, and certain other mining concessions that CMCA or its affiliates may acquire. The Andacollo Stream Agreement is effective as of July 1, 2015, and applies to all final settlements of gold received on or after that date.  RGLD Gold sold approximately 9,500 ounces of gold delivered from CMCA during the quarter ended September 30, 2015, and has approximately 300 ounces of gold remaining in inventory as of such date.

Termination of Royalty Interest at Carmen de Andacollo

On July 9, 2015, Royal Gold Chile Limitada (“RG Chile”), a wholly owned subsidiary of the Company, entered into a Royalty Termination Agreement with CMCA. The Royalty Termination Agreement terminated an amended Royalty Agreement originally dated January 12, 2010, which provided RG Chile with a royalty equivalent to 75% of the gold produced from the sulfide portion of the Andacollo mine until 910,000 payable ounces have been produced, and 50% of the gold produced thereafter.  CMCA paid total consideration of $345 million to RG Chile in connection with the Royalty Termination Agreement.  The royalty termination transaction will be taxable in Chile and the United States.

Principal Royalty and Stream Interests

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

Please refer to our Fiscal 2015 10-K for further discussion of our principal producing and development royalty and stream interests.

Principal Producing Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Barrick	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 1.014% NVR; 0.618% NVR (Crossroads)
Holt	Ontario, Canada	St Andrew Goldfields Ltd. (“St Andrew”)	0.00013 x quarterly average gold price NSR
Mt. Milligan	British Columbia, Canada	Thompson Creek Metals Company Inc. (“Thompson Creek”)	Gold stream - 52.25% of payable gold
Peñasquito	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo(1)	Domincan Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (unitil 990,000 ounces delivered; 3.75% thereafter) Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Newfoundland & Labrador Limited (“Vale”)	2.7% NSR (nickel, copper, cobalt)
Wassa/Bogoso/Prestea(1)	Western Region of Ghana	Golden Star	Gold stream - 8.5% of gold produced (until 185,000 ounces delivered); 5.0% of gold produced (until an additional 22,500 ounces delivered; 3.0% thereafter)

(1)             The gold and silver stream at Pueblo Viejo and the gold stream at Wassa/Bogoso/Prestea were acquired during the three months ended September 30, 2015.  Please refer to “Recent Business Developments” above for further discussion on these acquisitions.

Principal Development Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Rainy River(1)	Ontario, Canada	New Gold	Gold stream - 6.5% of gold produced (until 230,000 ounces delivered; 3.25% thereafter) Silver stream - 60% of silver produced (until 3.1 million ounces delivered; 30% thereafter)
Pascua-Lama(1)	Region III, Chile	Barrick	0.78% to 5.45% sliding-scale NSR 1.09% fixed rate royalty (copper)

(1)             The gold and silver stream at Rainy River and the additional royalty interest at Pascua-Lama were acquired during the three months ended September 30, 2015.  Please refer to “Recent Business Developments” above for further discussion on these acquisitions.

Operators’ Production Estimates by Royalty and Stream Interest for Calendar 2015

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2015.  The following table shows such production estimates for our principal producing properties for calendar 2015 as well as the actual production reported to us by the various operators through September 30, 2015.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on any updates at our principal producing or development properties.

Operators’ Estimated and Actual Production by Royalty and Stream Interest for Calendar 2015

Principal Producing Properties

For the period January 1, 2015 through September 30, 2015

	Calendar 2015 Operator’s Production Estimate(1),(2)			Calendar 2015 Operator’s Production Actual(3),(4)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty/Stream	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo(5)	52,200	—	—	33,600	—	—
Cortez GSR1	104,100	—	—	101,300	—	—
Cortez GSR2	27,900	—	—	30,400	—	—
Cortez GSR3	132,000	—	—	131,700	—	—
Cortez NVR1	97,200	—	—	97,600	—	—
Holt	64,000	—	—	48,700	—	—
Mount Milligan(6)	200,000-220,000	—	—	159,800	—	—
Penasquito(7),(8)	700,000-750,000	24-26 million	—	690,400	19.5 million	—
Lead(7),(8)			175-185 million			133.4 million
Zinc(7),(8)			400-415 million			299.5 million
Pueblo Viejo(9)	625,000-675,000			438,000	—	—
Wassa/Bogoso/Prestea(10)	205,000-215,000			170,300

(1)             Production estimates received from our operators are for calendar 2015.  There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2015 10-K for information regarding factors that could affect actual results.

(2)             Vale did not release public production guidance for calendar 2015, thus estimated and actual production information for Voisey’s Bay is not shown in the table.

(3)             Actual production figures shown are for the period January 1, 2015 through September 30, 2015, unless otherwise noted.

(4)             Actual production figures for Andacollo and Cortez are based on information provided to us by the operators, and actual production figures for Holt, Mount Milligan, Peñasquito (gold) and Wassa/Bogoso/Prestea are the operators’ publicly reported figures.

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

(9)             The gold and silver stream at Pueblo Viejo was acquired during the quarter ended September 30, 2015 and the first gold delivery is expected in December 2015 for the period July 1 — November 30, 2015.  Please refer to “Recent Business Developments” above for further information.  The estimated and actual production figures shown are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.

(10)        The gold stream at Wassa/Bogoso/Prestea was acquired during the quarter ended September 30, 2015.  Please refer to “Recent Business Developments” above for further information.  The estimated production figure shown is payable gold in doré.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

In late September 2015, a major earthquake in Chile damaged Teck’s ship loading facilities at the port of Coquimbo.  Teck reported that production to-date has not been materially affected, but shipments of concentrate have been temporarily suspended through the port facility while the operator completes damage assessments and repairs.  Alternate loading arrangements are being arranged. Teck reported that there was sufficient storage capacity at the port and mine site through to the end of October 2015.

Andacollo delivers gold to RGLD Gold within five business days following the end of the month in which final smelter settlement occurs. RGLD Gold typically sells gold ounces over a few weeks following physical receipt. Andacollo final settlements generally take five to six months from the bill-of-lading date. The difference in timing between Andacollo quarterly production and final smelter settlements may result in divergences of ounces reported by Teck and those reported by Royal Gold for future quarters.

Cortez

Production attributable to our royalty interest at Cortez decreased approximately 62% over the prior year quarter as mining moved into Cortez Hills, which is not subject to our royalty interest.  Barrick has indicated that mining in calendar 2015 will include Cortez Hills, which is not subject to our interest, and Crossroads pre-stripping.  Waste stripping in the Crossroads pit carried out during the first half of calendar 2015 has ended while dewatering wells were completed and started pumping in anticipation of additional stripping in calendar 2016.  As a result, production subject to our interests is expected to be lower during the remainder of calendar 2015.

Holt

Production attributable to our royalty interest at Holt increased 10 % over the prior year quarter as a result of higher head grades due to stope sequencing and lower dilution.  St Andrew reported Zone 4 contributed 80% of the ore and Zone 6 contributed the remainder of production at Holt.  Throughput was similar to the previous two quarters and mill recoveries were at their expected level of 95%.

Mount Milligan

Thompson Creek reported production of 53,800 ounces of payable gold during the quarter, a decrease of 11% over the prior year quarter.  Mill throughput averaged 44,077 tonnes per day for the quarter, a 9% increase over the prior year quarter, while grade was lower by 19%. Thompson Creek reported some challenges in further increasing mill throughput in the quarter due to issues with the SAG screen deck. Thompson Creek scheduled the installation of a second SAG discharge screen deck in October 2015, which they expect will allow them to increase throughput.  Mill availability was impacted by scheduled shutdowns to complete maintenance on the primary crusher, reline the ball mills and to perform the annual inspection of the SAG mill motor. Gold recoveries were slightly lower during the quarter, averaging 67.3%.

Thompson Creek delivers gold to RGLD Gold within two business days of receipt of final smelter settlement proceeds and RGLD Gold typically sells gold ounces over a few weeks following physical receipt. Mount Milligan final settlements generally take five months from the bill-of-lading date. The difference in timing between Mount Milligan quarterly production results and final smelter settlements may result in divergences of ounces reported by Thompson Creek and those reported by Royal Gold for each quarter.

Peñasquito

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito increased approximately 58%, 12%, 19% and 39%, respectively.  Production was driven primarily by higher gold grades in sulphide as a result of positive model reconciliation.  As a result of continued strong performance, Goldcorp has stated they expect to exceed their production guidance of between 700,000 and 750,000 ounces.  Peñasquito continued with the Metallurgical Enhancement Project (“MEP”) feasibility study which remains on schedule to be completed in early calendar 2016.

Phoenix Gold

On November 3, 2015, Rubicon Minerals Corporation (“Rubicon”) reported that they are moving to suspend underground activities at the Phoenix Gold Project while they enhance the geological model and develop a project implementation plan, which they expect in the second quarter of calendar 2016. The mill is currently operating and Rubicon reported that they have a stock pile of approximately 11,000 tonnes of mineralized material at a grade of approximately 4.0 grams per tonne that they expect to process in November 2015.

Voisey’s Bay

Historically, Vale supplied us with Voisey’s Bay nickel concentrate shipment data on a monthly basis, and copper concentrate shipment data on a quarterly basis.  This data allowed us to estimate our Voisey’s Bay quarterly royalty revenue for financial reporting purposes.  We did not receive all of this data for the months relevant to the royalty payments due for the December 2014 and March 2015 quarters, and in April 2015 we announced our intention to recognize Voisey’s Bay royalty revenue on a cash basis, or in the period in which actual payment information is received from Vale, beginning with the June 2015 quarter.  Production attributable to our royalty interest at Voisey’s Bay for the September 2015 quarter (from Vale’s production during the June 2015 quarter) was 1.7 million pounds of copper and 37.8 million pounds of nickel.

Vale reported that it is processing a blend of nickel matte from its Indonesian operations and nickel concentrates from Voisey’s Bay at its new Long Harbour hydrometallurgical plant, and that it will process only Voisey’s Bay concentrate at Long Harbour by the end of calendar 2015 or early calendar 2016.  We received the first two quarterly royalty payments relating to processing Voisey’s Bay nickel concentrates at Long Harbour. In response to questions concerning Vale’s determination of the Long Harbour smelter and refining charges deducted from actual proceeds to calculate the net smelter return royalty payable, Vale recently stated that the charges included “the cost of product sold, pre-operating costs, depreciation and cost of capital.” Royal Gold strongly disagrees with Vale’s determination that these charges are permissible deductions pursuant to the royalty agreement and is requesting further clarification of the basis for these charges while aggressively pursuing its legal remedies.  See Note 12 to the consolidated financial statements for discussion of litigation between the Company and Vale.

Wassa, Bogoso and Prestea

Golden Star reported access decline development for the Wassa underground project in July 2015 and the completion of 382 meters through October 28, 2015.  Production from development ore is expected in March 2016. Golden Star stated they are on track to meet production guidance of 110,000-115,000 ounces of gold at Wassa for calendar 2015.

At Prestea, mining permits were received for development of surface pits south of Prestea, which contained free milling ores with high gold recoveries, and production has been realized from this source during the quarter.  Drilling continued during the quarter to extend the life of oxide ore mining beyond calendar 2016.  Construction capital expenditure for the underground mine was approved during the third quarter of 2015 and work has commenced on procurement for long-lead electrical and winder upgrade components.  Rehabilitation works are ongoing in 17 level and 24 level access development and in the Central Shaft.  All rehabilitation works are on schedule for completion in the first quarter of 2016. Mechanical and electrical rehabilitation work is planned to be completed in the third quarter of 2016 whereupon development will commence. Pre-development of the resource will take place from the fourth quarter of 2016 to mid-2017. Stoping is expected to start in mid-2017, ramping up to 500 tonnes per day by the end of the 2017.  The feasibility study is scheduled to be finalized in November 2015.

The processing of non-refractory tailings at Bogoso was suspended during the current quarter in order to make way for the processing of higher grade ore from the Prestea open pits at the Bogoso non-refractory plant.  The Prestea open pits are now in operation, while the underground mine is currently in re-development.  Stoping at Prestea is expected to start in mid-calendar 2017, ramping up to 500 tonnes per day by the end of calendar 2017.  Golden Star stated they are on track to meet production guidance of 95,000-100,000 ounces of gold at Bogoso/Prestea for calendar 2015.

Golden Star delivers gold to RGLD Gold within five business days of the receipt of the final smelter settlement proceeds and RGLD Gold typically sells gold ounces over a few weeks following physical receipt.  The difference in timing between Wassa, Bogoso and Prestea quarterly production results and final smelter settlements may result in divergences of ounces reported by Golden Star figures and those reported by Royal Gold for each quarter.

Results of Operations

Quarter Ended September 30, 2015, Compared to Quarter Ended September 30, 2014

For the quarter ended September 30, 2015, we recorded a net loss attributable to Royal Gold stockholders of $45.0 million, or ($0.69) per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $18.7 million, or $0.29 per basic and diluted share, for the quarter ended September 30, 2014.  The decrease in our earnings per share was primarily attributable to an increase in tax expense due to the Company’s termination of the Andacollo royalty interest, as discussed below, and the planned liquidation of our Chilean subsidiary of approximately $56.0 million.  This decrease was partially offset by an increase in our revenue, which is also discussed below.  The effect of the tax expense attributable to the termination of the Andacollo royalty interest during the quarter ended September 30, 2015, was $0.86 per share.

For the quarter ended September 30, 2015, we recognized total revenue of $74.1 million, which is comprised of stream revenue of $37.9 million and royalty revenue of $36.2 million, at an average gold price of $1,124 per ounce, an average silver price of $14.91 per ounce, an average nickel price of $4.79 per pound and an average copper price of $2.39 per pound.  This is compared to total revenue of $69.0 million for the three months ended September 30, 2014, which was comprised of royalty revenue of $49.4 million and stream revenue of $19.7 million, at an average gold price of $1,282 per ounce, an average silver price of $19.76 per ounce, an average nickel price of $8.43 per pound and an average copper price of $3.17 per pound for the quarter ended September 30, 2014.  Revenue and the corresponding production attributable to our royalty and stream interests for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Quarter Ended September 30, 2015 and 2014

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2015			September 30, 2014
			Reported			Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan	Gold	$23,465	21,000	oz.	$19,657	15,300	oz.
Andacollo(3)	Gold	$10,716	9,500	oz.	N/A	N/A
Wassa/Bogoso/Prestea	Gold	$3,624	3,200	oz.	N/A	N/A
Other(4)	Gold	$52	N/A		N/A	N/A
Royalty:
Peñasquito		$8,046			$7,111
	Gold		226,500	oz.		143,100	oz.
	Silver		7.3	Moz.		6.5	Moz.
	Lead		49.1	Mlbs.		41.3	Mlbs.
	Zinc		118.7	Mlbs.		85.4	Mlbs.
Voisey’s Bay		$5,444			$5,609
	Nickel		37.8	Mlbs.		17.1	Mlbs.
	Copper		1.7	Mlbs.		22.0	Mlbs.
Holt	Gold	$2,678	16,300	oz.	$3,159	14,800
Cortez	Gold	$1,812	22,600	oz.	$4,734	59,500	oz.
Andacollo(3)	Gold	N/A	N/A		$10,499	11,000	oz.
Other(4)	Various	$18,219	N/A		$18,257	N/A
Total Revenue		$74,056			$69,026

(1)

Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the three months ended September 30, 2015 and 2014, as reported to us by the operators of the mines, and may differ from the operators’ public reporting.

(2)

Refer to “Property Developments” above for further discussion on our principal stream interests. Our streams at Andacollo and Wassa/Bogoso/Prestea were acquired during the quarter ended September 30, 2015.

(3)	Refer to “Recent Business Developments” above for further discussion on the recent Andacollo royalty sale and Andacollo gold stream acquisition.

(4)	Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the quarter ended September 30, 2015, compared with the quarter ended September 30, 2014, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan and new production from our streams at Andacollo and Golden Star.  Gold ounces purchased and sold during the three months ended September 30, 2015, and gold ounces in inventory as of September 30, 2015, for our streaming interests was as follows:

	Three months ended September 30, 2015			As of September 30, 2015
Stream	Gold ounces purchased	Gold ounces sold	Average realized gold price/ounce	Gold ounces in inventory
Mount Milligan	23,783	20,956	$1,120	8,084
Andacollo	9,788	9,513	$1,126	275
Wassa/Bogoso/Prestea	6,335	3,242	$1,118	3,094
Phoenix Gold	75	47	$1,133	28
Total	39,981	33,758	$1,121	11,481

Our royalty revenue decreased during the quarter ended September 30, 2015, compared with the quarter ended September 30, 2014, due to decreases in the average gold, silver, copper and nickel prices and due to a production decrease at Cortez and the recent sale of the Andacollo royalty.  These decreases were partially offset by increased production at Peñasquito.  Please refer to “Recent Business Developments” and “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty and stream interests.

Cost of sales were approximately $11.5 million for the three months ended September 30, 2015, compared to $6.7 million for the three months ended September 30, 2014.  The increase is primarily attributable to an increase in production at Mount Milligan and new stream production at Andacollo and Wassa/Bogoso/Prestea.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold for a cash payment.  For Mount Milligan the cash payment is the lesser of $435 per ounce, or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

General and administrative expenses increased to $9.5 million for the three months ended September 30, 2015, from $7.1 million for the three months ended September 30, 2014.  The increase was primarily due to an increase in non-cash stock based compensation expense as a result of management’s change in estimate for the number of performance shares that are expected to vest in future periods.

Depreciation, depletion and amortization increased to $27.1 million for the quarter ended September 30, 2015, from $22.2 million for the quarter ended September 30, 2014.  The increase was primarily attributable to the ramp-up in production at Mount Milligan, new production from the recently acquired stream at Wassa/Bogoso/Prestea and additional production from Andacollo as a result of the recently acquired gold stream.

During the quarter ended September 30, 2015, we recognized an income tax expense totaling $59.2 million compared with income tax expense of $4.0 million during the quarter ended September 30, 2014.  This resulted in an effective tax rate of 415.7% in the current period, compared with 17.3% in the quarter ended September 30, 2014.  The increase in the effective tax rate for the three months ended September 30, 2015 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the planned liquidation of our Chilean subsidiary.  Excluding the discrete item related to the termination of the Andacollo royalty interest, our effective tax rate for the period would have been 22.2%.  Refer to “Recent Business Developments” above for further discussion on the Company’s termination of our royalty interest at Andacollo.  For a complete discussion of the factors that influence our effective tax rate, refer to Note 11 to the notes to consolidated financial statements in the Company’s Fiscal 2015 10-K.

Liquidity and Capital Resources

Overview

At September 30, 2015, we had current assets of $152.3 million compared to current liabilities of $27.1 million for a current ratio of 6 to 1.  This compares to current assets of $790.8 million and current liabilities of $25.0 million at June 30, 2015, resulting in a current ratio of approximately 32 to 1.  The decrease in our current ratio was primarily attributable to a decrease in our cash and equivalents as a result of the recent royalty and stream acquisitions during the current period, as discussed earlier under “Recent Business Developments.”  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended September 30, 2015, liquidity needs were met from $74.1 million in revenue, our available cash resources, and borrowings under our revolving credit facility.  As of September 30, 2015, the Company had $300 million available and $350 million outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant as of September 30, 2015.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

Working capital totaled approximately $125.2 million at September 30, 2015.  When combined with the $300 million of availability under our revolving credit facility, total liquidity at September 30, 2015, was $425.2 million.  As discussed above under “Recent Business Developments”, the Company entered into several new significant transactions that, when added to existing firm commitments, totaled approximately $72.5 million in anticipated capital expenditures for the remainder of fiscal year 2016.  The Company plans to fund these commitments with its existing liquidity plus cash flow from operations.  Cash flow from operations was $2.5 million for the three months ended September 30, 2015, which considers the effects of approximately $47.7 million of total cash taxes related to the termination of the Andacollo royalty.  Operating cash flow is expected to increase during the remainder of fiscal year 2016 (assuming similar gold prices) as three of the new transactions are expected to deliver incremental operating cash flow during fiscal year 2016.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of royalty and stream interests, including the remaining conditional commitments incurred in connection with the Ilovica, Golden Star and Rainy River stream acquisitions and the Peak Gold joint venture.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial royalty and stream interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2015 10-K for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $2.5 million for the three months ended September 30, 2015, compared to $52.5 million for the three months ended September 30, 2014.  The decrease was primarily due to an increase in income taxes paid of $56.1 million.  This decrease was partially offset by an increase in proceeds received from our royalty and streaming interests, net of production taxes and cost of sales.

Investing Activities

Net cash used in investing activities totaled $976.1 million for the three months ended September 30, 2015, compared to cash used in investing activities of $6.3 million for the three months ended September 30, 2014.  The increase in cash used in investing activities is primarily due to an increase in acquisitions of royalty and stream interests in mineral properties (primarily Pueblo Viejo and Andacollo stream acquisition) compared to the prior year quarter.  Refer to “Recent Business Developments” above for further discussion on our recently acquired streams.

Financing Activities

Net cash provided by financing activities totaled $335.1 million for the three months ended September 30, 2015, compared to cash used in financing activities of $14.2 million for the three months ended September 30, 2014.  The increase in cash provided by financing activities is primarily due to the Company’s $350 million borrowing under its revolving credit facility to fund stream acquisitions during the current period.  Refer to “Recent Business Developments” above for further discussion on our recently acquired streams.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three months ended September 30, 2015.

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

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold royalty and stream interests; effective tax rate estimates; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from royalty and stream interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•                  a continued low price environment for gold and other metals prices on which our royalty and stream interests are paid or a continued low price environment for the primary metals mined at properties where we hold royalty and stream interests;

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

•                  liquidity or other problems our operators may encounter, including shortfalls in the financing required to complete construction and a bring a mine into production;

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

•                  decreases in estimates of reserves and mineralization by the operators of properties where we hold royalty and stream interests;

•                  contests to our royalty and stream interests and title and other defects to the properties where we hold royalty and stream interests;

•                  adverse effects on market demand for commodities, the availability of financing, and other effects from adverse economic and market conditions;

•                  future financial needs of the Company and the operators;

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

•                  risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, validity of security interests, environmental, governmental consents for granting interests in exploration and exploration licenses, real estate, contract and permitting laws, currency fluctuations, expropriation of property, repatriation of earnings, taxation, price controls, inflation, import and export regulations, community unrest and labor disputes, endemic health issues, corruption, enforcement and uncertain political and economic environments;

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our royalty and stream interests and may reduce our revenues. Certain contracts governing our royalty and stream interests have features that may amplify the negative effects of a drop in metals prices,” under Part I, Item 1A of our Fiscal 2015 10-K, for more information that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

During the three month period ended September 30, 2015, we reported revenue of $74.1 million, with an average gold price for the period of $1,124 per ounce, an average silver price of $14.91 per ounce, an average copper price of $2.39 per pound and an average nickel price of $4.79 per pound.  Approximately 81% of our total reported revenues for the three months ended September 30, 2015 were attributable to gold sales from our gold producing royalty and stream interests, as shown within the MD&A.  For the three months ended September 30, 2015, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $6.4 million and $6.3 million, respectively.

Approximately 7% of our total reported revenues for the three months ended September 30, 2015 were attributable to nickel sales from our nickel producing royalty interests.  For the three months ended September 30, 2015, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.5 million.

Approximately 5% of our total reported revenues for the three months ended September 30, 2015 were attributable to copper sales from our copper producing royalty interests.  For the three months ended September 30, 2015, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.5 million.

Approximately 3% of our total reported revenues for the three months ended September 30, 2015 were attributable to silver sales from our silver producing royalty interests.  For the three months ended September 30, 2015, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $0.3 million.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion of the litigation associated with our Voisey’s Bay royalty.

ITEM 1A.                                       RISK FACTORS

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2015 10-K.

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

ROYAL GOLD, INC.

Date: November 5, 2015	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Long Term Offtake Agreement, dated July 9, 2015, between RGLD Gold AG and Compañía Minera Teck Carmen de Andacollo.

10.2*	Royalty Termination Agreement, dated July 9, 2015, between Royal Gold Chile Limitada and Compañía Minera Teck Carmen de Andacollo.

10.3***	Precious Metals Purchase and Sale Agreement, dated August 5, 2015, between RGLD Gold AG, BGC Holdings Ltd., and Barrick Gold Corporation.

10.4**	Form of Restricted Stock Agreement (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan, filed herewith.

10.5**	Form of Restricted Stock Agreement (Key Employee) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan, filed herewith.

10.6**	Form of Performance Share Agreement (Net Revenue and Gold Equivalent Ounce Vesting) (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan, filed herewith.

10.7**	Form of Performance Share Agreement (Net Revenue and Gold Equivalent Ounce Vesting) (Key Employee) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan, filed herewith.

10.8**	Form of Performance Share Agreement (Total Shareholder Return Vesting) (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan, filed herewith.

10.9**	Form of Performance Share Agreement (Total Shareholder Return Vesting) (Key Employee) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan, filed herewith.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Identifies each compensation plan or arrangement.
***

Certain portions of this exhibit have been omitted by redacting a portion of text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.