Form 10-Q
period 2015-12-31
ROYAL GOLD INC
filed 2016-02-04
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

  Yes   ☐   No   ☒

There were 62,260,914 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 28, 2016.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	December 31, 2015	June 30, 2015
ASSETS
Cash and equivalents	$117,600	$742,849
Royalty receivables	22,913	37,681
Income tax receivable	12,828	6,422
Stream inventory	8,289	2,287
Prepaid expenses and other	1,230	1,511
Total current assets	162,860	790,750

Royalty and stream interests, net (Note 3)	2,996,421	2,083,608
Available-for-sale securities (Note 4)	8,411	6,273
Other assets	55,576	44,801
Total assets	$3,223,268	$2,925,432

LIABILITIES
Accounts payable	2,781	4,911
Dividends payable	15,010	14,341
Foreign withholding taxes payable	—	199
Other current liabilities	2,727	5,522
Total current liabilities	20,518	24,973

Debt (Note 5)	677,494	322,110
Deferred tax liabilities	140,614	146,603
Uncertain tax positions (Note 9)	15,935	15,130
Other long-term liabilities	6,489	689
Total liabilities	861,050	509,505

Commitments and contingencies (Note 12)

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 65,082,861 and 65,033,547 shares outstanding, respectively	651	650
Additional paid-in capital	2,175,845	2,170,643
Accumulated other comprehensive loss	(1,154)	(3,292)
Accumulated earnings	125,821	185,121
Total Royal Gold stockholders’ equity	2,301,163	2,353,122
Non-controlling interests	61,055	62,805
Total equity	2,362,218	2,415,927
Total liabilities and equity	$3,223,268	$2,925,432

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Revenue	$98,118	$61,304	$172,173	$130,330

Costs and expenses
Cost of sales	22,572	6,236	34,038	12,910
General and administrative	5,841	8,511	15,352	15,652
Production taxes	996	1,731	2,588	3,421
Exploration costs	1,129	—	4,285	—
Depreciation, depletion and amortization	40,407	20,278	67,555	42,490
Impairment of royalty and stream interests	—	26,570	—	28,339
Total costs and expenses	70,945	63,326	123,818	102,812

Operating income (loss)	27,173	(2,022)	48,355	27,518

Interest and other income	386	228	615	279
Interest and other expense	(8,899)	(6,358)	(16,076)	(13,070)
Income (loss) before income taxes	18,660	(8,152)	32,894	14,727

Income tax (expense) benefit	(4,740)	1,827	(63,917)	(2,131)
Net income (loss)	13,920	(6,325)	(31,023)	12,596
Net loss (income) attributable to non-controlling interests	1,194	(223)	1,090	(462)
Net income (loss) attributable to Royal Gold common stockholders	$15,114	$(6,548)	(29,933)	$12,134

Net income (loss)	$13,920	$(6,325)	$(31,023)	$12,596
Adjustments to comprehensive income (loss) , net of tax
Unrealized change in market value of available-for-sale securities	2,587	(481)	2,138	(1,820)
Comprehensive income (loss)	16,507	(6,806)	(28,885)	10,776
Comprehensive loss (income) attributable to non-controlling interests	1,194	(223)	1,090	(462)
Comprehensive income (loss) attributable to Royal Gold stockholders	$17,701	$(7,029)	$(27,795)	$10,314

Net income (loss) per share available to Royal Gold common stockholders:

Basic earnings (loss) per share	$0.23	$(0.10)	$(0.46)	$0.19
Basic weighted average shares outstanding	65,073,678	65,002,307	65,061,059	64,982,595
Diluted earnings (loss) per share	$0.23	$(0.10)	$(0.46)	$0.19
Diluted weighted average shares outstanding	65,121,744	65,002,307	65,061,059	65,122,185
Cash dividends declared per common share	$0.23	$0.22	$0.45	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands except share data)

	For The Six Months Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(31,023)	$12,596
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	67,555	42,490
Non-cash employee stock compensation expense	5,449	2,824
Amortization of debt discount	5,383	5,013
Impairment of royalty and stream interests	—	28,339
Tax expense (benefit) of stock-based compensation exercises	247	(74)
Deferred tax benefit	(11,767)	(17,103)
Other	(390)	—
Changes in assets and liabilities:
Royalty receivables	14,768	9,340
Stream inventory	(6,002)	1,308
Prepaid expenses and other assets	3,100	2,036
Accounts payable	(2,092)	(1,182)
Foreign withholding taxes payable	(199)	(1,999)
Income taxes receivable	3,530	(1,778)
Uncertain tax positions	806	1,027
Other liabilities	5,231	(563)
Net cash provided by operating activities	$54,596	$82,274

Cash flows from investing activities:
Acquisition of royalty and stream interests	(1,324,984)	(38,734)
Andacollo royalty termination	345,000	—
Golden Star term loan	(20,000)	—
Other	(271)	(517)
Net cash used in investing activities	$(1,000,255)	$(39,251)

Cash flows from financing activities:
Borrowings from revolving credit facility	350,000	—
Net proceeds from issuance of common stock	—	775
Common stock dividends	(28,699)	(27,369)
Distribution to non-controlling interests	(636)	(911)
Tax (benefit) expense of stock-based compensation exercises	(247)	74
Other	(8)	—
Net cash provided by (used in) financing activities	$320,410	$(27,431)
Net (decrease) increase in cash and equivalents	(625,249)	15,592
Cash and equivalents at beginning of period	742,849	659,536
Cash and equivalents at end of period	$117,600	$675,128

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties (or “royalty interests”), metal streams (or “stream interests”), and similar interests.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission on August 6, 2015 (“Fiscal 2015 10-K”).

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.  Reclassified amounts were not material to the financial statements.

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable.  The recoverability of the carrying value of royalty and stream interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty and stream interest property using estimates of proven and probable reserves and other relevant information received from the operators.  We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our royalty or stream interests.  Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Estimates of gold, silver, copper, nickel and other metal prices, operators’ estimates of proven and probable reserves or mineralized material related to our royalty or streaming properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties.  It is possible

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests.

Recently Issued Account Standards

In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition and measurement of financial instruments.  The amended guidance requires, among other things, that equity securities classified as available-for-sale to be measured at fair value with changes in fair value recognized in net income rather than other comprehensive income as required under previous guidance.  The new guidance is effective for the Company’s fiscal year beginning July 1, 2018.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In November 2015, the FASB issued guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as non-current on the balance sheet.  As a result, each tax jurisdiction will now only have one net non-current deferred tax asset or liability.  The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction.  The new guidance is effective for the Company’s fiscal year beginning July 1, 2017 and will only result in a change in presentation of these deferred taxes on our consolidated balance sheets.  Early adoption is permitted, and we are currently evaluating the impact of this guidance on our consolidated financial statements.

2.                                      ACQUISITIONS

Acquisition and Amendment of Gold Stream on Wassa, Bogoso and Prestea

On July 28, 2015, RGLD Gold AG (“RGLD Gold”), a wholly-owned subsidiary of the Company, closed a $130 million gold stream transaction with a wholly-owned subsidiary of Golden Star Resources Ltd. (together “Golden Star”).  On December 30, 2015, the parties executed an amendment providing for an additional $15 million investment (for a total investment of $145 million) by RGLD Gold.  At Golden Star’s option, RGLD Gold will increase its investment by a further $5 million (for a total investment of $150 million) subject to satisfaction of certain conditions, including Golden Star’s procurement of a minimum of $5 million of third party investment.

Also on July 28, 2015 and separate from the stream transaction by RGLD Gold, the Company also funded a $20 million, 4-year term loan to Golden Star and received warrants to purchase 5 million shares of Golden Star common stock, with a grant date fair value of approximately $0.8 million.  Interest under the term loan is due quarterly at a rate equal to 62.5% of the average daily gold price for the relevant quarter divided by 10,000, but not to exceed 11.5%.  The warrants have a term of four years and an exercise price of $0.27.

Pursuant to the stream transaction and subject to certain conditions, RGLD Gold will make $145 million in advance payments to Golden Star in stages.  As of December 31, 2015, RGLD Gold has advanced $75 million, including $20 million advanced at closing of the amendment.  RGLD Gold expects to advance the balance in four quarterly payments as follows: (i) $20 million on each of April 1, July 1 and October 1, 2016, and (ii) $10 million on January 1, 2017; however funds will be advanced on a pro rata basis with spending on the Wassa and Prestea underground projects and subject to satisfaction of certain conditions.  Golden Star will deliver to RGLD Gold 9.25% of gold produced from the Wassa, Bogoso and Prestea mines, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production.  At that point, the stream percentage will increase

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

to 10.5% (or to 10.9% if the total investment increases to $150 million) of gold produced from the Wassa, Bogoso and Prestea projects until an aggregate 240,000 ounces have been delivered (or 250,000 ounces if the total investment increases to $150 million).  Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining life of the mines.

RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce of gold delivered at the time of delivery until the applicable delivery threshold is met, and 30% of the spot price for each ounce of gold delivered thereafter.

The Wassa, Bogoso and Prestea gold stream acquisition has been accounted for as an asset acquisition.  The $75 million paid as part of the aggregate advance payments of $145 million, plus direct acquisition costs, has been recorded as separate components of Royalty and stream interests, net on our consolidated balance sheets.  Accordingly, approximately $62.5 million and $13.7 million was allocated to production stage and exploration stage stream interest, respectively, as of December 31, 2015.  Future advance payments, plus any direct acquisition costs incurred, will be recorded as a production stage or an exploration stream interest accordingly.  The acquisition costs of the production stage stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves for Wassa, Bogoso and Prestea, as provided by Golden Star.

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

Acquisition of Gold and Silver Stream at Pueblo Viejo

On September 29, 2015, RGLD Gold closed its Precious Metals Purchase and Sale Agreement with Barrick Gold Corporation (“Barrick”) and its wholly-owned subsidiary, BGC Holdings Ltd. (“BGC”) for a percentage of the gold and silver production attributable to Barrick’s 60% interest in the Pueblo Viejo mine located in the Dominican Republic.  Pursuant to the Precious Metals Purchase and Sale Agreement, RGLD Gold made a single advance payment of $610 million to BGC as part of the closing.  The transaction is effective as of July 1, 2015 for the gold stream and January 1, 2016 for the silver stream.

BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick’s interest in the gold produced at the Pueblo Viejo mine from July 1, 2015 until 990,000 ounces of gold have been delivered, and 3.75% of Barrick’s interest in gold produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price per ounce delivered thereafter.  RGLD Gold began receiving gold deliveries during the quarter ended December 31, 2015.

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

The Pueblo Viejo gold and silver stream acquisition has been accounted for as an asset acquisition.  The advance payment of $610 million, plus direct transaction costs, have been recorded as a production stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.  The acquisition cost of the Pueblo Viejo gold and silver stream interest will be depleted using the units of

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

production method, which is estimated using aggregate proven and probable reserves, as provided by Barrick.

Acquisition of Gold and Silver Stream at Rainy River

On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. (“New Gold”), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada (“Rainy River”).  Pursuant to the Purchase and Sale Agreement, RGLD Gold made an advance payment to New Gold, consisting of $100 million on July 20, 2015, and will make an additional advance payment of $75 million once capital spending at Rainy River is 60% complete (currently expected by mid-calendar 2016).  Also under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter.  New Gold also will deliver 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter.  RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

The Rainy River gold and silver stream acquisition has been accounted for as an asset acquisition.  The $100 million paid as part of the aggregate advance payments of $175 million, plus direct transaction costs, have been recorded as a development stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.

Acquisition of Gold Stream at Carmen de Andacollo

On July 9, 2015, RGLD Gold entered into a Long Term Offtake Agreement (the “Andacollo Stream Agreement”) with Compañía Minera Teck Carmen de Andacollo (“CMCA”), a 90% owned subsidiary of Teck Resources Limited (“Teck”).  Pursuant to the Andacollo Stream Agreement, CMCA will sell and deliver to RGLD Gold 100% of payable gold from the Carmen de Andacollo (“Andacollo”) copper-gold mine located in Chile until 900,000 ounces have been delivered, and 50% thereafter, subject to a fixed payable percentage of 89%. RGLD Gold made a $525 million advance payment in cash to CMCA upon entry into the Andacollo Stream Agreement, and RGLD Gold will also pay CMCA 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased under the Andacollo Stream Agreement.

The transaction encompasses certain of CMCA’s presently owned mining concessions on the Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within a 1.5 kilometer area of interest, and certain other mining concessions that CMCA or its affiliates may acquire. The Andacollo Stream Agreement is effective July 1, 2015, and applies to all final settlements of gold received on or after that date.  Deliveries to RGLD Gold will be made monthly, and RGLD Gold began receiving gold deliveries during the quarter ended September 30, 2015.

The Company accounted for the acquisition of the stream interest at Andacollo as an asset acquisition.  For US GAAP financial reporting purposes on the date of acquisition, the Company’s new consolidated carrying value in its stream interest at Andacollo was approximately $388.2 million, which included direct acquisition costs, and has been recorded as a production stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.  The Andacollo gold stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Teck.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Termination of Royalty Interest at Carmen de Andacollo

On July 9, 2015, Royal Gold Chile Limitada (“RG Chile”), a wholly owned subsidiary of the Company, entered into a Royalty Termination Agreement with CMCA. The Royalty Termination Agreement terminated an amended Royalty Agreement originally dated January 12, 2010, which provided RG Chile with a royalty equivalent to 75% of the gold produced from the sulfide portion of the Andacollo mine until 910,000 payable ounces have been produced, and 50% of the gold produced thereafter.  CMCA paid total consideration of $345 million to RG Chile in connection with the Royalty Termination Agreement.  The net carrying value of the Andacollo royalty on the date of termination was approximately $207.5 million.  The royalty termination transaction was taxable in Chile and the United States.

3.                                      ROYALTY AND STREAM INTERESTS

The following tables summarize the Company’s royalty and stream interests as of December 31, 2015 and June 30, 2015.

As of December 31, 2015 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage royalty interests:
Voisey’s Bay	$150,138	$(82,897)	$67,241
Peñasquito	99,172	(28,334)	70,838
Holt	34,612	(15,656)	18,956
Cortez	10,630	(9,970)	660
Other	531,734	(324,204)	207,530
Total production stage royalty interests	826,286	(461,061)	365,225

Production stage stream interests:
Mount Milligan	783,046	(55,980)	727,066
Pueblo Viejo	610,400	(5,612)	604,788
Andacollo	388,182	(6,514)	381,668
Wassa/Bogoso/Prestea	62,507	(4,620)	57,887
Total production stage stream interests	1,844,135	(72,726)	1,771,409
Production stage royalty and stream interests	2,670,421	(533,787)	2,136,634

Development stage royalty interests:
Pascua-Lama	380,657	—	380,657
Other	66,415	—	66,415
Total development stage royalty interests	447,072	—	447,072

Development stage stream interests:
Rainy River	100,684	—	100,684
Other	87,822	(86)	87,736
Total development stage stream interests	188,506	(86)	188,420
Development stage royalty and stream interests	635,578	(86)	635,492

Exploration stage royalty interests	210,584	—	210,584
Exploration stage stream interests	13,711	—	13,711
Total royalty and stream interests	$3,530,294	$(533,873)	$2,996,421

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2015 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage royalty interests:
Andacollo	$272,998	$(65,467)	$—	$207,531
Voisey’s Bay	150,138	(76,141)	—	73,997
Peñasquito	99,172	(24,555)	—	74,617
Mulatos	48,092	(32,313)		15,779
Holt	34,612	(13,950)	—	20,662
Robinson	17,825	(12,748)		5,077
Cortez	10,630	(9,933)	—	697
Other	495,763	(265,727)	(27,586)	202,450
Total production stage royalty interests	1,129,230	(500,834)	(27,586)	600,810

Production stage stream interests:
Mount Milligan	783,046	(35,195)	—	747,851
Production stage royalty and stream interests	1,912,276	(536,029)	(27,586)	1,348,661

Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Other	67,017	—	—	67,017
Total development stage royalty interests	439,122	—	—	439,122

Development stage stream interests:
Phoenix Gold	75,843	—	—	75,843
Other	8,183	—	(603)	7,580
Total development stage stream interests	84,026	—	(603)	83,423
Development stage royalty and stream interests	523,148	—	(603)	522,545

Exploration stage royalty interests	212,552	—	(150)	212,402
Total royalty and stream interests	$2,647,976	$(536,029)	$(28,339)	$2,083,608

Impairment of royalty and stream interests

In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each royalty or stream interest are measured and recorded to the extent that the carrying value in each royalty or stream interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows.  As part of the Company’s regular asset impairment analysis, the Company did not record any impairment charges for the three and six months ended December 31, 2015.  See Note 13 for further discussion on our Phoenix Gold streaming interest.  The Company recorded impairment charges for the fiscal year ended June 30, 2015, as discussed further in the Company’s Fiscal 2015 10-K.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.                                      AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities as of December 31, 2015 and June 30, 2015 consist of the following:

	As of December 31, 2015
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	(1,154)	$8,411
	$9,565	$—	$(1,154)	$8,411

	As of June 30, 2015
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	(3,292)	$6,273
	$9,565	$—	$(3,292)	$6,273

Our only available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011.  The Company’s policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income.  If such impairment is determined by the Company to be other than temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other than temporary.  Based on the Company’s quarterly analysis of its investments and our ability and intent to hold these investments for a reasonable period of time, there were no write downs on our available-for-sale securities during the three and six months ended December 31, 2015. The Company will continue to evaluate its investment in Seabridge common stock considering additional facts and circumstances as they arise, including, but not limited to, the progress of development of Seabridge’s KSM project.

5.                                      DEBT

The Company’s non-current debt as of December 31, 2015 and June 30, 2015 consists of the following:

	As of	As of
	December 31, 2015	June 30, 2015
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$327,494	$322,110
Revolving credit facility	350,000	—
Total debt	$677,494	$322,110

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and six months ended December 31, 2015, was $5.7 million and $11.3 million, respectively, compared to $5.5 million and $10.9 million, respectively, for the three and six months ended December 31, 2014, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $650 million revolving credit facility.  As of December 31, 2015, the Company had $350.0 million outstanding and $300.0 million available under the revolving credit facility.  Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.25% to 3.00%, based on Royal Gold’s defined leverage ratio.  As of December 31, 2015, the interest rate on borrowings under the revolving credit facility was LIBOR plus 2.25% for an all-in rate of 2.82%.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.

As discussed in Note 6 to the notes to consolidated financial statements in the Company’s Fiscal 2015 10-K, the Company has financial covenants associated with its revolving credit facility.  At December 31, 2015, the Company was in compliance with each financial covenant.

6.                                      REVENUE

Revenue is comprised of the following:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)
Stream interests	$67,312	$17,318	$105,168	$36,975
Royalty interests	30,806	43,986	67,005	93,355
Total revenue	$98,118	$61,304	$172,173	$130,330

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

7.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$115	$106	$224	$219
Stock appreciation rights	424	338	816	693
Restricted stock	774	157	2,144	1,327
Performance stock	(91)	(226)	2,265	585
Total stock-based compensation expense	$1,222	$375	$5,449	$2,824

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

During the three and six months ended December 31, 2015 and 2014, the Company granted the following stock-based compensation awards:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	(Number of shares)		(Number of shares)
Stock options	1,125	—	25,437	19,760
Stock appreciation rights	—	—	97,817	87,890
Restricted stock	1,125	—	73,187	55,589
Performance stock	1,125	—	48,422	46,800
Total stock-based compensation expense	3,375	—	244,863	210,039

As of December 31, 2015, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards was as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Stock options	$735	2.1
Stock appreciation rights	2,707	2.0
Restricted stock	6,817	3.3
Performance stock	4,014	1.6

8.                                      EARNINGS PER SHARE (“EPS”)

Basic earnings (loss) per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) available to Royal Gold common stockholders	$15,114	$(6,548)	$(29,933)	$12,134
Weighted-average shares for basic EPS	65,073,678	65,002,307	65,061,059	64,982,595
Effect of other dilutive securities	48,066	—	—	139,590
Weighted-average shares for diluted EPS	65,121,744	65,002,307	65,061,059	65,122,185
Basic earnings (loss) per share	$0.23	$(0.10)	$(0.46)	$0.19
Diluted earnings (loss) per share	$0.23	$(0.10)	$(0.46)	$0.19

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $105.31.

9.                                      INCOME TAXES

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)

Income tax (expense) benefit	$(4,740)	$1,827	$(63,917)	$(2,131)
Effective tax rate	25.4%	22.4%	194.3%	14.5%

The higher effective tax rate for the three months ended December 31, 2015 was primarily related to higher discrete period charges as compared to the three months ended December 31, 2014.  The increase in the effective tax rate for the six months ended December 31, 2015 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions (Note 2) and the liquidation of our Chilean subsidiary.

As of December 31, 2015 and June 30, 2015, the Company had $15.9 million and $15.1 million of total gross unrecognized tax benefits, respectively.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At December 31, 2015 and June 30, 2015,

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the amount of accrued income-tax-related interest and penalties was $5.3 million and $4.6 million, respectively.

10.                               SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of royalty interests and the acquisition and management of stream interests.  Royal Gold’s long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table:

	As of December 31, 2015
	Royalty interest	Stream interest	Total royalty and stream interests, net
Canada	$240,500	$903,519	$1,144,019
Chile	453,629	381,668	$835,297
Dominican Republic	—	604,789	$604,789
Mexico	124,192	—	$124,192
United States	106,893	—	$106,893
Australia	46,667	—	$46,667
Africa	12,727	71,598	$84,325
Other	38,273	11,966	$50,239
Total	$1,022,881	$1,973,540	$2,996,421

	As of June 30, 2015
	Royalty interest	Stream interest	Total royalty and stream interests, net
Canada	$251,688	$823,091	$1,074,779
Chile	653,019	—	$653,019
Mexico	131,742	—	$131,742
United States	110,286	—	$110,286
Australia	50,119	—	$50,119
Africa	12,760	—	$12,760
Dominican Republic	—	—	$—
Other	42,720	8,183	$50,903
Total	$1,252,334	$831,274	$2,083,608

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s revenue, cost of sales and net revenue by reportable segment for the three and six months ended December 31, 2015 and 2014, is geographically distributed as shown in the following table:

	For The Three Months Ended December 31, 2015
	Revenue	Cost of sales	Net revenue
Royalties:
Mexico	$10,287	$—	$10,287
United States	8,484	—	8,484
Canada	7,206	—	7,206
Australia	2,325	—	2,325
Africa	474	—	474
Other	2,030	—	2,030
Total royalties	$30,806	$—	$30,806

Streams:
Canada	$42,418	$16,860	$25,558
Africa	9,776	1,988	7,788
Dominican Republic	9,400	2,832	6,568
Chile	5,718	892	4,826
Total streams	$67,312	$22,572	$44,740
Total royalties and streams	$98,118	$22,572	$75,546

	For The Three Months Ended December 31, 2014
	Revenue	Cost of sales	Net revenue
Royalties:
United States	$10,482	$—	$10,482
Canada	10,403	—	10,403
Mexico	8,435	—	8,435
Australia	2,031	—	2,031
Africa	562	—	562
Other	12,073	—	12,073
Total royalties	$43,986	$—	$43,986

Streams:
Canada	$17,318	$6,236	$11,082
Chile	—	—	—
Africa	—	—	—
Dominican Republic	—	—	—
Total streams	$17,318	$6,236	$11,082
Total royalties and streams	$61,304	$6,236	$55,068

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	For The Six Months Ended December 31, 2015
	Revenue	Cost of sales	Net revenue
Royalties:
Mexico	$21,092	$—	$21,092
United States	18,697	—	18,697
Canada	17,607	—	17,607
Australia	4,776	—	4,776
Africa	731	—	731
Other	4,102	—	4,102
Total royalties	$67,005	$—	$67,005

Streams:
Canada	$65,935	$25,988	$39,947
Chile	16,433	2,496	13,937
Africa	13,400	2,722	10,678
Dominican Republic	9,400	2,832	6,568
Total streams	$105,168	$34,038	$71,130
Total royalties and streams	$172,173	$34,038	$138,135

	For The Six Months Ended December 31, 2014
	Revenue	Cost of sales	Net revenue
Royalties:
Mexico	$18,439	$—	$18,439
Canada	21,730	—	21,730
United States	21,664	—	21,664
Australia	3,924	—	3,924
Africa	1,874	—	1,874
Other	25,724	—	25,724
Total royalties	$93,355	$—	$93,355

Streams:
Canada	$36,975	$12,910	$24,065
Chile	—	—	—
Africa	—	—	—
Dominican Republic	—	—	—
Total streams	$36,975	$12,910	$24,065
Total royalties and streams	$130,330	$12,910	$117,420

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

	At December 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$8,411	$8,411	$8,411	$—	$—
Warrants(2)	$414	$414	$—	$414	$—
Total assets		$8,825	$8,411	$414	$—

Liabilities (In thousands):
Debt(3)	$404,494	$335,313	$335,313	$—	$—
Total liabilities		$335,313	$335,313	$—	$—

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

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.  The carrying value of the Company’s revolving credit facility (Note 5) approximates fair value as of December 31, 2015.  During the six months ended December 31, 2015, the warrants issued by Golden Star (Note 2) were added to the Level 2 fair value hierarchy.

As of December 31, 2015, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty and stream interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.                               COMMITMENTS AND CONTINGENCIES

Rainy River Gold and Silver Stream Acquisition

As of December 31, 2015, the Company has a remaining commitment, subject to certain conditions, of $75.0 million as part of its Rainy River gold and silver stream acquisition in August 2015 (Note 2).

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Wassa, Bogoso and Prestea Gold Stream Acquisition and Amendment

As of December 31, 2015, the Company has a remaining commitment, subject to certain conditions, of $70.0 million as part of its Wassa, Bogoso and Prestea gold stream acquisition (July 2015) and amendment (December 2015) as discussed further in Note 2.

Ilovica Gold Stream Acquisition

As of December 31, 2015, the Company has a remaining commitment, subject to certain conditions, of $163.75 million as part of its Ilovica gold stream acquisition in October 2014.

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

On December 5, 2014, LNRLP filed amendments to its October 16, 2009 Statement of Claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited (“Vale Canada”) and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine.  LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey’s Bay began in late 2005, have indicated an intention to calculate the NSR in a manner LNRLP believes will violate the royalty agreement as Voisey’s Bay concentrates are processed at Vale’s new Long Harbour processing facility, and have breached their contractual duties of good faith and honest performance in several ways.  LNRLP requests an order in respect of the correct calculation of future payments, and unspecified damages for non-payment and underpayment of past royalties to the date of the claim, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase.

13.                               SUBSEQUENT EVENT

Phoenix Gold

RGLD Gold owns the right to purchase 6.30% of any gold produced from the Phoenix Gold Project until 135,000 ounces have been delivered, and 3.15% thereafter.  The Phoenix Gold Project is located in Red Lake, Ontario, Canada, and operated by Rubicon Minerals Corporation (“Rubicon”).  The Company’s carrying value for its stream interest at Phoenix Gold is $75.8 million as of December 31, 2015.

On January 11, 2016, Rubicon provided an updated geologic model and mineralized material statement for the Phoenix Gold Project, which included a significant reduction in mineralized material compared to previous statements provided by Rubicon.  Rubicon also announced that they are evaluating strategic alternatives, including merger and divestiture opportunities either at the corporate or asset level, obtaining new financing or capital restructurings.

A significant reduction in mineralized material, along with recent decreases in the long-term metal price assumptions used by the industry, are indicators of potential impairment.  The Company is currently

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

evaluating the updated geologic model and mineralized material statement in an effort to properly assess the recoverability of our carrying value.  The Company’s technical evaluation will include a detailed review of the geological model and mineralized material statement by internal and external qualified personnel.  Other factors under consideration by the Company as part of its recoverability analysis include any developments with respect to Rubicon’s stragetic alternatives, which may have implications on RGLD Gold’s $75 million security interest on the assets of the Phoenix Gold Project.

The Company anticipates that it will conclude its technical evaluation of the revised geologic model and mineralized material statement prior to the release of our financial results for the period ended March 31, 2016.  Upon completion of our evaluation and upon consideration of any strategic developments with Rubicon or the Phoenix Gold Project, the Company could determine that an impairment in the near future is necessary.

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

As of December 31, 2015, the Company owned stream interests on four producing properties and three development stage properties and owned royalty interests on 34 producing properties, 21 development stage properties and 135 exploration stage properties, of which the Company considers 49 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations on the properties in which we hold royalty and streaming interests, and except for our interest in Peak Gold, LLC joint venture, we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.  During the three months ended December 31, 2015, we focused on the management of our existing royalty and stream interests and the acquisition of additional royalty and stream interests.

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

For the three and six months ended December 31, 2015 and 2014, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,106	90%	$1,201	78%	$1,116	86%	$1,243	77%
Silver ($/ounce)	$14.77	2%	$16.50	3%	$14.84	2%	$18.14	4%
Copper ($/pound)	$2.22	3%	$3.00	5%	$2.30	4%	$3.09	8%
Nickel ($/pound)	$4.28	2%	$7.17	10%	$4.54	4%	$7.80	7%
Other	N/A	3%	N/A	4%	N/A	4%	N/A	4%

Recent Business Developments

Acquisition and Amendment of Gold Stream on Wassa, Bogoso and Prestea

On July 28, 2015, RGLD Gold AG (“RGLD Gold”), a wholly-owned subsidiary of the Company, closed a $130 million gold stream transaction with a wholly-owned subsidiary of Golden Star Resources Ltd. (together “Golden Star”).  On December 30, 2015, the parties executed an amendment providing for an additional $15 million investment (for a total investment of $145 million) by RGLD Gold.  At Golden Star’s option, RGLD Gold will increase its investment by a further $5 million (for a total investment of $150 million) subject to satisfaction of certain conditions, including Golden Star’s procurement of a minimum of $5 million of third party investment.

Funds will be used for ongoing development of Golden Star’s Wassa, Bogoso and Prestea mines in Ghana, including underground development at Wassa and Prestea.  As of December 31, 2015, RGLD Gold has advanced $75 million, including $20 million advanced at closing of the amendment.  RGLD Gold expects to advance the balance in four quarterly payments as follows: (i) $20 million on each of April 1, July 1 and October 1, 2016, and (ii) $10 million on January 1, 2017; however funds will be advanced on a pro rata basis with spending on the Wassa and Prestea underground projects and subject to satisfaction of certain conditions.

In return, Golden Star will deliver to RGLD Gold 9.25% of gold produced from the Wassa, Bogoso and Prestea mines, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production.  At that point, the stream percentage will increase to 10.5% (or to 10.9% if the total investment increases to $150 million) of gold produced from the Wassa, Bogoso and Prestea mines until an aggregate 240,000 ounces have been delivered (or 250,000 ounces if the total investment increases to $150 million).  Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining term of the transaction.

RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce of gold delivered at the time of delivery until the applicable delivery threshold is met, and 30% of the spot price for each ounce of gold delivered thereafter.

RGLD Gold sold approximately 12,000 ounces of gold delivered from Golden Star during the six months ended December 31, 2015, and has approximately 700 ounces of gold remaining in inventory as of such date.

The Wassa mine is located approximately 90 miles west of Accra and has operated continuously since 2005.  Golden Star forecasts calendar 2016 production of 100,000 to 110,000 ounces of gold from the single Wassa open pit. Open pit proven and probable reserves are 812,000 ounces at 1.42 grams per tonne, as of December 31, 2014.  RGLD Gold’s investment will fund development of the Wassa underground deposit, which has 746,000 ounces of proven and probable gold reserves at 4.27 grams per tonne.  Once the underground deposit is in production, Golden Star expects average annual gold production of 150,000 ounces of gold over the life of mine from the combined open pit and underground at Wassa.

Bogoso and Prestea are located approximately 125 miles west of Accra and have produced over 9 million ounces of gold from both open pit and underground sources over the last 100 years.  Golden Star forecasts calendar 2016 production of 60,000 to 70,000 ounces of gold from the open pit operations. Underground development at Prestea is already well advanced and Golden Star plans to modify the Bogoso plant to process Prestea material.  Golden Star expects to spend $63 million of capital investment on Prestea, which includes hoist and shaft upgrades, electrical infrastructure, ventilation and a process plant upgrade.  Once in full production, Golden Star expects annual production of approximately 75,000 ounces from Prestea, with estimated life of mine production of 450,000 ounces. Golden Star forecasts underground gold production from the Wassa and Prestea mines by mid-calendar 2016 and early calendar 2017, respectively.

Also on July 28, 2015 and separate from the stream transaction by RGLD Gold, the Company funded a $20 million, 4-year term loan to a wholly-owned subsidiary of Golden Star and received warrants to purchase 5 million shares of Golden Star common stock.   Interest under the term loan is due quarterly at a rate equal to 62.5% of the average daily gold price for the relevant quarter divided by 10,000, but not to exceed 11.5%.  The warrants have a term of four years and an exercise price of $0.27.

Acquisition of Gold and Silver Stream at Pueblo Viejo

On September 29, 2015, RGLD Gold entered into a Precious Metals Purchase and Sale Agreement with Barrick Gold Corporation (“Barrick”) and its wholly-owned subsidiary, BGC Holdings Ltd. (“BGC”) for a percentage of the gold and silver production attributable to Barrick’s 60% interest in the Pueblo Viejo mine located in the Dominican Republic.  Pursuant to the Precious Metals Purchase and Sale Agreement, RGLD Gold made a single advance payment of $610 million to BGC as part of the closing.  The transaction is effective as of July 1, 2015 for the gold stream and January 1, 2016 for the silver stream.

BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick’s interest in the gold produced at the Pueblo Viejo mine from July 1, 2015 until 990,000 ounces of gold have been delivered, and 3.75% of Barrick’s interest in gold produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price per ounce delivered thereafter.  RGLD Gold received its first delivery of approximately 20,600 ounces of gold from Pueblo Viejo on December 15, 2015, for gold production during the period July 1, 2015 to November 30, 2015.

BGC will deliver silver to RGLD Gold in amounts equal to 75% of Barrick’s interest in the silver produced at the Pueblo Viejo mine beginning on January 1, 2016 until 50.0 million ounces of silver have been delivered, and 37.50% of Barrick’s interest in silver produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of silver delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter.

The Pueblo Viejo mine is an open-pit mining operation located approximately 60 miles northwest of Santo Domingo, in the Dominican Republic, and is owned by a joint venture in which Barrick owns a 60% interest and is responsible for operations, and in which Goldcorp Inc. (“Goldcorp”) owns a 40% interest.  The mine began production in 2013.  Barrick reported preliminary calendar 2015 production, on a 60% basis of 572,000 ounces of gold.  Barrick also reported proven and probable gold reserves attributable to Barrick of 9.3 million contained ounces at 3.30 grams per tonne, and attributable proven and probable silver reserves of 58.3 million contained ounces grading 20.7 grams per tonne, in each case as of December 31, 2014.

Acquisition of Gold and Silver Stream at Rainy River

On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. (“New Gold”), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada (“Rainy River”).  Pursuant to the Purchase and Sale Agreement, RGLD Gold made an advance payment to New Gold, consisting of $100 million on July 20, 2015, and will make an additional payment of $75 million once capital spending at Rainy River is 60% complete (currently expected by mid-calendar 2016).  Also under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter.  New Gold also will deliver 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter.  RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

The Rainy River Project is located approximately 40 miles northwest of Fort Frances in western Ontario, Canada.  Over its first nine years of full production, the 21,000 tonne per day, combined open pit-underground operation is scheduled to produce an average of 325,000 ounces of gold per year. Construction was initiated in calendar 2015 and at the end of the third quarter of calendar 2015 detailed engineering was complete, site earthworks over 50% complete and key initial mining equipment successfully commissioned  and 19%% of the total development capital estimate of $877 million has been spent.  Rainy River has an estimated fourteen year mine life based on current reserves and is projected by New Gold to start-up in mid-calendar 2017.

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

The transaction encompasses certain of CMCA’s presently owned mining concessions on the Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within a 1.5 kilometer area of interest, and certain other mining concessions that CMCA or its affiliates may acquire. The Andacollo Stream Agreement is effective as of July 1, 2015, and applies to all final settlements of gold received on or after that date.  RGLD Gold sold approximately 14,700 ounces of gold delivered from CMCA during the six months ended December 31, 2015, and has approximately 5,200 ounces of gold remaining in inventory as of such date.

Termination of Royalty Interest at Carmen de Andacollo

On July 9, 2015, Royal Gold Chile Limitada (“RG Chile”), a wholly owned subsidiary of the Company, entered into a Royalty Termination Agreement with CMCA. The Royalty Termination Agreement terminated an amended Royalty Agreement originally dated January 12, 2010, which provided RG Chile with a royalty equivalent to 75% of the gold produced from the sulfide portion of the Andacollo mine until 910,000 payable ounces have been produced, and 50% of the gold produced thereafter.  CMCA paid total consideration of $345 million to RG Chile in connection with the Royalty Termination Agreement.  The royalty termination transaction was taxable in Chile and the United States.

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

Please refer to our Fiscal 2015 10-K for further discussion of our principal producing and development royalty and stream interests.

Principal Producing Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Barrick	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 1.014% NVR; 0.618% NVR (Crossroads)
Holt	Ontario, Canada	Kirkland Lake Gold, Inc. (“Kirkland Lake”)	0.00013 x quarterly average gold price NSR
Mt. Milligan	British Columbia, Canada	Thompson Creek Metals Company Inc. (“Thompson Creek”)	Gold stream - 52.25% of payable gold
Peñasquito	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo(1)	Domincan Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter) Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Newfoundland & Labrador Limited (“Vale”)	2.7% NSR (nickel, copper, cobalt)
Wassa/Bogoso/Prestea(1)	Western Region of Ghana	Golden Star	Gold stream - 8.5% of gold produced for the six months ended December 31, 2015; 9.25% of the gold produced effective January 1, 2016.

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

Operators’ Production Estimates by Royalty and Stream Interest for Calendar 2015

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2015.  The following table shows such production estimates for our principal producing properties for calendar 2015 as well as the actual production reported to us by the various operators through December 31, 2015.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing or development properties.

Operators’ Estimated and Actual Production by Royalty and Stream Interest for Calendar 2015

Principal Producing Properties

For the period January 1, 2015 through December 31, 2015

	Calendar 2015 Operator’s Production Estimate(1),(2)			Calendar 2015 Operator’s Production Actual(3),(4)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty/Stream	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo(5)	52,200	—	—	47,600	—	—
Cortez GSR1	104,100	—	—	113,700	—	—
Cortez GSR2	27,900	—	—	35,000	—	—
Cortez GSR3	132,000	—	—	148,700	—	—
Cortez NVR1	97,200	—	—	110,100	—	—
Holt	64,000	—	—	63,000	—	—
Mount Milligan(6)	200,000-220,000	—	—	218,100	—	—
Penasquito(7),(8)	700,000-750,000	24-26 million	—	690,400	19.5 million	—
Lead(7),(8)			175-185 million			133.4 million
Zinc(7),(8)			400-415 million			299.5 million
Pueblo Viejo(9)	625,000-675,000			572,000	—	—
Wassa/Bogoso/Prestea(10)	205,000-215,000			222,400

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

(3)             Actual production figures shown are for the period January 1, 2015 through December 31, 2015, unless otherwise noted.

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

(8)             The actual gold production figure for gold reflects payable gold in concentrate and doré as reported by the operator.  The actual production for silver, lead and zinc were not publicly available.  The Company’s royalty interest at Peñasquito includes gold, silver, lead and zinc.  Actual production shown is for the nine months ended September 30, 2015.  Full year 2015 information was not available from the operator as of the date of this report.

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

Andacollo

Production attributable to our interest at Andacollo decreased nearly 50% when compared to the prior year quarter.  The area near Andacollo experienced an earthquake in September 2015, which resulted in some downtime at the operations and port facilities and impacted timing of sales.

Andacollo delivers gold to RGLD Gold within five business days following the end of the month in which final smelter settlement occurs. RGLD Gold typically sells gold ounces over a few weeks following physical receipt. Andacollo final settlements generally take five to six months from the bill-of-lading date. The difference in timing between Andacollo quarterly production and final smelter settlements may result in the divergence of produced ounces reported by Teck and those reported as sold by Royal Gold for future quarters.

Cortez

Production attributable to our royalty interest at Cortez decreased approximately 72% over the prior year quarter as mining continued at Cortez Hills.  Barrick indicated earlier that mining during calendar 2015 would include Cortez Hills, which is not subject to our royalty interest.

Holt

Production attributable to our royalty interest at Holt increased 5% over the prior year quarter.  Head grades were slightly higher than expected but lower than the previous quarter due to stope sequencing. The average throughput for the quarter was similar to the previous quarters. Mill recoveries were at their expected level of 94%. The development of the lower Zone 6 on the 925m Level started during the current quarter and will continue in calendar 2016.  St Andrew Goldfields (“St Andrew”) expects Zone 6 to provide a new mining horizon later in calendar 2016.

On January 26, 2016, Kirkland Lake and St Andrew announced the completion of their previously announced plan of arrangement, whereby Kirkland Lake has acquired all of the outstanding common shares of St Andrew.  Upon closing of the arrangement, St Andrew became a wholly-owned subsidiary of Kirkland Lake.

Mount Milligan

Thompson Creek reported production of 58,300 ounces of payable gold during the quarter, an increase of 42% over the prior year quarter. Mill throughput averaged 48,176 tonnes per day for the quarter, an increase of 10% over the prior year quarter.  Thompson Creek surpassed the mill design capacity of 60,000 tonnes per day during the last week of December when mill throughput averaged 61,212 tonnes with highest daily throughput in December being 64,478 tonnes.  Thompson Creek continues to optimize the operation and expects to make a decision on construction of the permanent secondary crusher during the March 2016 quarter.

Gold grades averaged 0.63 grams per tonne, an increase of 17% over the prior year quarter and gold recoveries averaged 67.3% for the quarter, an increase of 11% over the prior year quarter.

For calendar 2016, Thompson Creek forecasts annual gold payable production of 240,000 to 270,000 ounces, an increase of approximately 10% to 24% over calendar year 2015 production of approximately 218,000 ounces.

Thompson Creek announced that they have engaged Moelis & Company and BMO Capital Markets to assist them in evaluating strategic and financial alternatives, including debt refinancing and restructuring, new capital transaction and asset sales.  The Company continues to monitor Thompson Creek’s financial situation and is working to ensure our interests at Mount Milligan are protected.

Thompson Creek delivers gold to RGLD Gold within two business days of receipt of final smelter settlement proceeds and RGLD Gold typically sells gold ounces over a few weeks following physical receipt. Mount Milligan final settlements generally take five months from the bill-of-lading date. The difference in timing between Mount Milligan quarterly production results and final smelter settlements may result in the divergence of produced ounces reported by Thompson Creek and those reported as sold by Royal Gold for each quarter.

Peñasquito

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito increased approximately 56%, 33%, 41% and 17%, respectively, over the prior year quarter.  Goldcorp continued with the Metallurgical Enhancement Project (“MEP”) feasibility study, which remains on schedule to be completed in early calendar 2016.

Phoenix Gold

On January 11, 2016, Rubicon Minerals Corporation (“Rubicon”) provided an updated geological model and mineralized material statement for the Phoenix Gold Project that included a significant reduction in mineralized material compared to previous statements provided by Rubicon.  Rubicon stated the decrease in reported mineralized material was mainly the result of new drilling information, changes in modeling approach and restrictions to the depth of the interpreted extent of gold mineralization.  Rubicon suspended activities related to their previously announced Phoenix Project Implementation Plan has retained BMO Capital Markets, TD Securities, and Stikeman Elliott LLP as advisors to assist in evaluating strategic alternatives available to Rubicon.

A significant reduction in mineralized material, along with recent decreases in the long-term metal price assumptions used by the industry, are indicators of potential impairment that required Royal Gold to consider the carrying value of this asset.  Royal Gold is currently evaluating the updated geologic model and mineralized material statement in an effort to properly assess the recoverability of our carrying value.  Royal Gold anticipates that it will conclude its technical evaluation of the revised geologic model and mineralized material statement prior to the release of our financial results for the period ended March 31, 2016.  Upon completion of our evaluation and upon consideration of any strategic developments with Rubicon or the Phoenix Gold Project, the Company could determine that an impairment of its carrying value in the near future is necessary.

Pueblo Viejo and Pascua-Lama

On January 21, 2016, Barrick announced that it is in the process of carrying out its annual impairment review.  Barrick indicated that its preliminary analysis suggests a potential asset impairment charge in the range of $1.0-$1.2 billion primarily related to Pascua-Lama and Pueblo Viejo.  Barrick did not provide any further information on what the impairment charges were attributable to at Pueblo Viejo or Pascua-Lama.  Barrick is scheduled to report final impairment results and provide a reserve and mineralized material update on February 17, 2016.  Consistent with our asset impairment policy, Royal Gold will evaluate and review Barrick’s updated reserve and mineral material report for Pueblo Viejo and Pascua-Lama as part of our third quarter fiscal 2016 impairment analysis.

In November 2015, Barrick announced that two of three electric motors at the Pueblo Viejo oxygen plant experienced unexpected failures and were shipped to the United States for repair.  A comprehensive plan to mitigate the impact of the motor failure was implemented by Barrick in December 2015, which involved installing a number of portable compressors and bringing forward autoclave maintenance that was originally scheduled for January 2016.  One of the two repaired motors has arrived in the Dominican Republic and will be installed and tested by the end of January 2016.  The second motor is due to arrive on-site in mid-February 2016.

Voisey’s Bay

In April 2015, we announced our intention to recognize Voisey’s Bay royalty revenue on a cash basis, or in the period in which actual payment information is received from Vale, beginning with the June 2015 quarter.  Production attributable to our royalty interest at Voisey’s Bay for the December 2015 quarter (from Vale’s production during the September 2015 quarter) was 15.2 million pounds of copper and 23.6 million pounds of nickel.

Vale reported that it will transition from processing a blend of nickel matte from its Indonesian operations and nickel concentrates from Voisey’s Bay at its new Long Harbour hydrometallurgical plant, and will begin processing only Voisey’s Bay concentrate at Long Harbour by the first calendar quarter of 2016.  We received the first three quarterly royalty payments relating to processing Voisey’s Bay nickel concentrates at Long Harbour.  Vale has made clear its intention to deduct full Long Harbour operating costs, depreciation and cost of capital from actual proceeds when calculating the net smelter return royalty, which could have the effect of further reducing or eliminating royalty payments. Royal Gold strongly disagrees with Vale’s position that operating costs, capital costs and cost of capital are permissible net smelter return deductions pursuant to the royalty agreement and is aggressively pursuing its legal remedies.  See Note 12 to the consolidated financial statements for discussion of litigation between the Company and Vale.

Wassa and Prestea

Golden Star announced gold production of approximately 52,000 ounces during the December 2015 quarter, with approximately 31,300 ounces attributable to Wassa and approximately 20,700 ounces attributable to Prestea.  For calendar 2016, Golden Star forecasts annual gold production of 180,000 to 205,000 ounces, which is a slight decrease from actual calendar year 2015 production of approximately 222,000 ounces.

Golden Star reported that the Wassa Underground project made substantial progress during calendar 2015, with stope development of the upper mineralization expected to commence in the June 2016 quarter and first ore production anticipated mid-calendar 2016.  Infill drilling early in calendar 2015 was successful in expanding the F Shoot target and further drilling will be conducted to determine additional mineral potential in the area.  Golden Star also reported work on the Prestea Underground project is progressing as scheduled with first ore production expected in early calendar 2017.

Golden Star delivers gold to RGLD Gold within five business days of its receipt of final smelter settlement proceeds and RGLD Gold typically sells gold ounces over a few weeks following physical receipt.

Results of Operations

Quarter Ended December 31, 2015, Compared to Quarter Ended December 31, 2014

For the quarter ended December 31, 2015, we recorded net income attributable to Royal Gold stockholders of $15.1 million, or $0.23 per basic and diluted share, as compared to a net loss attributable to Royal Gold stockholders of $6.5 million, or ($0.10) per basic and diluted share, for the quarter ended December 31, 2014.  The increase in our earnings per share in the current period was primarily attributable to an increase in our revenue, as discussed below.  During the prior year quarter, the Company recognized impairment charges of approximately $29.6 million (including a royalty receivable write down of $3.0 million) on certain non-principal royalty interests, which impacted earnings per share by $0.34 per share, after taxes.

For the quarter ended December 31, 2015, we recognized total revenue of $98.1 million, which is comprised of stream revenue of $67.3 million and royalty revenue of $30.8 million, at an average gold price of $1,106 per ounce, an average silver price of $14.77 per ounce, an average nickel price of $4.28 per pound and an average copper price of $2.22 per pound.  This is compared to total revenue of $61.3 million for the three months ended December 31, 2014, which was comprised of royalty revenue of $44.0 million and stream revenue of $17.3 million, at an average gold price of $1,201 per ounce, an average silver price of $16.50 per ounce, an average nickel price of $7.17 per pound and an average copper price of $3.00 per pound for the quarter ended December 31, 2014.  Revenue and the corresponding production attributable to our royalty and stream interests for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Quarter Ended December 31, 2015 and 2014

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended		Three Months Ended
		December 31, 2015		December 31, 2014
			Reported		Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Stream(2):
Mount Milligan	Gold	$42,294	38,700 oz.	$17,318	14,300 oz.
Wassa/Prestea	Gold	$9,776	8,800 oz.	N/A	N/A
Pueblo Viejo	Gold	$9,400	8,800 oz.	N/A	N/A
Andacollo	Gold	$5,718	5,200 oz.	N/A	N/A
Other(4)	Gold	$124	100 oz.	N/A	N/A
Royalty:
Peñasquito		$6,952		$5,573
	Gold		195,400 oz.		125,000 oz.
	Silver		6.8 Moz.		5.1 Moz.
	Lead		41.7 Mlbs.		29.5 Mlbs.
	Zinc		98.0 Mlbs.		84.0 Mlbs.
Voisey’s Bay		$2,822		$6,117
	Nickel		23.6 Mlbs.		19.6 Mlbs.
	Copper		15.2 Mlbs.		30.1 Mlbs.
Holt	Gold	$2,391	15,000 oz.	$2,676	14,300 oz.
Cortez	Gold	$1,175	17,000 oz.	$5,001	60,400 oz.
Andacollo(3)	Gold	$—	— oz.	$9,594	10,500 oz.
Other(4)	Various	$17,466	N/A	$15,025	N/A
Total Revenue		$98,118		$61,304

(1)             Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the three months ended December 31, 2015 and 2014, as reported to us by the operators of the mines, and may differ from the operators’ public reporting.

(2)             Refer to “Property Developments” above for further discussion on our principal stream interests.  Our streams at Andacollo, Pueblo Viejo and Wassa/Bogoso/Prestea were acquired during the quarter ended September 30, 2015.  The first gold delivery as part of the Pueblo Viejo gold stream was received in December 2015.  Refer to “Recent Business Developments” above for further discussion on the recent stream acquisitions.

(3)             Refer to “Recent Business Developments” above for further discussion on the recent Andacollo royalty sale.

(4)             Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the three ended December 31, 2015, compared with the three months ended December 31, 2014, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan and new production from our recently acquired streams, Pueblo Viejo and Wassa/Prestea and Andacollo.  Gold ounces purchased and sold during the three months ended December 31, 2015 and 2014, and gold ounces in inventory as of December 31, 2015, for our streaming interests was as follows:

	Three months ended December 31, 2015			Three months ended December 31, 2014			As of December 31, 2015
Stream	Gold ounces purchased	Gold ounces sold	Average realized gold price/ounce	Gold ounces purchased	Gold ounces sold	Average realized gold price/ounce	Gold ounces in inventory
Mount Milligan	38,700	38,700	$1,093	13,000	14,300	$1,208	8,068
Wassa/Prestea	6,300	8,800	$1,116	N/A	N/A	N/A	699
Pueblo Viejo	20,600	8,800	$1,068	N/A	N/A	N/A	11,769
Andacollo	10,100	5,200	$1,102	N/A	N/A	N/A	5,152
Phoenix Gold	100	100	$1,126	N/A	N/A	N/A	—
Total	75,800	61,600	$1,094	13,000	14,300	$1,208	25,688

Our royalty revenue decreased during the quarter ended December 31, 2015, compared with the quarter ended December 31, 2014, due to decreases in the average gold, silver, copper and nickel prices and due to a production decrease at Cortez and the recent sale of the Andacollo royalty.  These decreases were partially offset by increased production at Peñasquito.  Please refer to “Recent Business Developments” and “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty and stream interests.

Cost of sales were approximately $22.6 million for the three months ended December 31, 2015, compared to $6.2 million for the three months ended December 31, 2014.  The increase is primarily attributable to an increase in production at Mount Milligan and new stream production at Andacollo, Pueblo Viejo and Wassa/Prestea.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold for a cash payment.  For Mount Milligan the cash payment is the lesser of $435 per ounce, or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

General and administrative expenses decreased to $5.8 million for the three months ended December 31, 2015, from $8.5 million for the three months ended December 31, 2014.  The decrease was primarily due to recognition of an allowance on the outstanding receivable associated with our Wolverine interest of approximately $3.0 million during the prior year quarter.

Depreciation, depletion and amortization increased to $40.4 million for the three months ended December 31, 2015, from $20.3 million for the quarter ended December 31, 2014.  The increase was primarily attributable to the ramp-up in production at Mount Milligan ($8.2 million) and new production from the recently acquired streams at Pueblo Viejo ($5.6 million) and Wassa/Prestea ($3.6 million).

Interest and other expense increased to $8.9 million for the three months ended December 31, 2015, from $6.4 million for the quarter ended December 31, 2014.  The increase was primarily due to an increase in interest expense associated with the outstanding balance on our revolving credit facility.  The Company had $350.0 million outstanding under the revolving credit facility as of December 31, 2015.  The Company did not have any amounts outstanding under the revolving credit facility during the quarter ended December 31, 2014.

During the three months ended December 31, 2015, we recognized income tax expense totaling $4.7 million compared with an income tax benefit of $1.8 million during the three months ended December 31, 2014.  This resulted in an effective tax rate of 25.4% in the current period, compared with 22.4% in the quarter ended December 31, 2014.  The higher effective tax rate for the three months ended December 31, 2015 was primarily related to higher discrete period charges as compared to the three months ended December 31, 2014.  For further discussion of the factors that influence our effective tax rate, refer to Note 11 to the notes to consolidated financial statements in the Company’s Fiscal 2015 10-K.

Six Months Ended December 31, 2015, Compared to Six Months Ended December 31, 2014

For the six months ended December 31, 2015, we recorded a net loss attributable to Royal Gold stockholders of $29.9 million, or ($0.46) per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $12.1 million, or $0.19 per basic and diluted share, for the six months ended December 31, 2014.  The decrease in our earnings per share was primarily attributable to an increase in tax expense due to the Company’s termination of the Andacollo royalty interest, as discussed below, and the planned liquidation of our Chilean subsidiary of approximately $56.0 million during the quarter ended September 30, 2015.  This decrease was partially offset by an increase in our revenue, which is also discussed below.  The effect of the tax expense attributable to the termination of the Andacollo royalty interest during the quarter ended September 30, 2015, was $0.86 per share.  During the prior year period, our earnings per share was negatively impacted by impairment charges of approximately $31.3 million (including a royalty receivable write down of $3.0 million) on certain non-principal royalty interests.  The effect of the impairment charges during the six months ended December 31, 2014, was $0.37 per basic share, after taxes.

For the six months ended December 31, 2015, we recognized total revenue of $172.2 million, which is comprised of stream revenue of $105.2 million and royalty revenue of $67.0 million, at an average gold price of $1,116 per ounce, an average silver price of $14.84 per ounce, an average nickel price of $4.54 per pound and an average copper price of $2.30 per pound.  This is compared to total revenue of $130.3 million for the six months ended December 31, 2014, which is comprised of royalty revenue of $93.3 million and stream revenue of $37.0 million, at an average gold price of $1,243 per ounce, an average silver price of $18.14 per ounce, an average nickel price of $7.80 per pound and an average copper price of $3.09 per pound for the six months ended December 31, 2014.  Revenue and the corresponding production attributable to our royalty and stream interests for the six months ended December 31, 2015 compared to the six months ended December 31, 2014 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Six Months Ended December 31, 2015 and 2014

(In thousands, except reported production ozs. and lbs.)

		Six Months Ended		Six Months Ended
		December 31, 2015		December 31, 2014
			Reported		Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)	Revenue	Production(1)
Stream(2):
Mount Milligan	Gold	$65,758	59,600 oz.	$36,975	29,700 oz.
Andacollo	Gold	$16,433	14,700 oz.	N/A	N/A
Wassa/Prestea	Gold	$13,400	12,000 oz.	N/A	N/A
Pueblo Viejo	Gold	$9,400	8,800 oz.	N/A	N/A
Other(4)	Gold	$177	200 oz.	N/A	N/A
Royalty:
Peñasquito		$14,998		$12,684
	Gold		421,900 oz.		268,100 oz.
	Silver		14.1 Moz.		11.6 Moz.
	Lead		90.8 Mlbs.		70.8 Mlbs.
	Zinc		216.7 Mlbs.		169.4 Mlbs.
Voisey’s Bay		$8,266		$11,726
	Nickel		61.4 Mlbs.		36.7 Mlbs.
	Copper		16.9 Mlbs.		52.1 Mlbs.
Holt	Gold	$5,069	31,300 oz.	$5,835	29,100 oz.
Cortez	Gold	$2,987	39,600 oz.	$9,736	119,900 oz.
Andacollo(3)	Gold	$—	— oz.	$20,093	21,500 oz.
Other(3)	Various	$35,685	N/A	$33,281	N/A
Total Revenue		$172,173		$130,330

(1)             Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the six months ended December 31, 2015 and 2014, as reported to us by the operators of the mines, and may differ from the operators public reporting.

(2)             Refer to “Property Developments” above for further discussion on our principal stream interests.  Our streams at Andacollo, Pueblo Viejo and Wassa/Bogoso/Prestea were acquired during the quarter ended September 30, 2015.

(3)             Refer to “Recent Business Developments” above for further discussion on the recent Andacollo royalty sale and Andacollo gold stream acquisition.

(4)             Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the six months ended December 31, 2015, compared with the six months ended December 31, 2014, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan and new production from our recently acquired streams, Wassa/Prestea, Pueblo Viejo and Andacollo.  Gold ounces purchased and sold during the six months ended December 31, 2015 and 2014, for our streaming interests was as follows:

	Six months ended December 31, 2015			Six months ended December 31, 2014			As of December 31, 2015
Stream	Gold ounces purchased	Gold ounces sold	Average realized gold price/ounce	Gold ounces purchased	Gold ounces sold	Average realized gold price/ounce	Gold ounces in inventory
Mount Milligan	62,400	59,600	$1,103	26,600	29,700	$1,246	8,068
Andacollo	19,800	14,700	$1,118	N/A	N/A	N/A	5,152
Wassa/Prestea	12,700	12,000	$1,116	N/A	N/A	N/A	699
Pueblo Viejo	20,600	8,800	$1,068	N/A	N/A	N/A	11,769
Phoenix Gold	200	200	$1,128	N/A	N/A	N/A	—
Total	115,700	95,300	$1,104	26,600	29,700	$1,246	25,688

Our royalty revenue decreased during the six months ended December 31, 2015, compared with the six months ended December 31, 2014, due to decreases in the average gold, silver, copper and nickel prices and due to a production decrease at Cortez and the recent sale of the Andacollo royalty.  These decreases were partially offset by increased production at Peñasquito.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

Cost of sales were approximately $34.0 million for the six months ended December 31, 2015, compared to $12.9 million for the six months ended December 31, 2014.  The increase is primarily attributable to an increase in production at Mount Milligan and new stream production at Andacollo, Pueblo Viejo and Wassa/Prestea.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold for a cash payment.  For Mount Milligan the cash payment is the lesser of $435 per ounce, or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

Depreciation, depletion and amortization increased to $67.6 million for the six months ended December 31, 2015, from $42.5 million for the six months ended December 31, 2014.  The increase was primarily attributable to the ramp-up in production at Mount Milligan ($9.8 million) and new production from the recently acquired streams at Pueblo Viejo ($5.6 million) and Wassa/Prestea ($4.6 million).

Interest and other expense increased to $16.1 million for the six months ended December 31, 2015, from $13.1 million for the quarter ended December 31, 2014.  The increase was primarily due to an increase in interest expense associated with the outstanding balance on our revolving credit facility.  The Company had $350.0 million outstanding under the revolving credit facility as of December 31, 2015.  The Company did not have any amounts outstanding under the revolving credit facility during the six months ended December 31, 2014.

During the six months ended December 31, 2015, we recognized income tax expense totaling $63.9 million compared with $2.1 million during the six months ended December 31, 2014.  This resulted in an effective tax rate of 194.3% in the current period, compared with 14.5% during the six months ended December 31, 2014.  The increase in the effective tax rate for the six months ended December 31, 2015 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the liquidation of our Chilean subsidiary during the quarter ended September 30, 2015.  Excluding discrete items, our effective tax rate for the six months ended December 31, 2015 would have been 15.6%.  For further discussion of the factors that influence our effective tax rate, refer to Note 12 to the notes to consolidated financial statements in the Company’s Fiscal 2015 10-K.

Liquidity and Capital Resources

Overview

At December 31, 2015, we had current assets of $162.9 million compared to current liabilities of $20.5 million for a current ratio of 8 to 1.  This compares to current assets of $790.8 million and current liabilities of $25.0 million at June 30, 2015, resulting in a current ratio of approximately 32 to 1.  The decrease in our current ratio was primarily attributable to a decrease in our cash and equivalents as a result of the recent royalty and stream acquisitions during the current period, as discussed earlier under “Recent Business Developments.”  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended December 31, 2015, liquidity needs were met from $75.5 million in net revenue, our available cash resources, and borrowings under our revolving credit facility.  As of December 31, 2015, the Company had $300 million available and $350 million outstanding under its revolving credit facility.  The Company was in compliance with each financial covenant as of December 31, 2015.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

Working capital totaled approximately $142.3 million at December 31, 2015.  When combined with the $300 million of availability under our revolving credit facility, total liquidity at December 31, 2015, was $442.3 million.  Cash flow from operations was $54.6 million for the six months ended December 31, 2015, which considers the effects of approximately $47.7 million of total cash taxes related to the termination of the Andacollo royalty during the quarter ended September 30, 2015.  Operating cash flow is expected to increase during the remainder of fiscal year 2016 (assuming similar gold prices) as three of the new transactions discussed above under “Recent Business Developments” are expected to deliver incremental operating cash flow during fiscal year 2016.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of royalty and stream interests, including the remaining conditional commitments incurred in connection with the Ilovica, Golden Star and Rainy River stream acquisitions and Peak Gold joint venture.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial royalty and stream interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2015 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $54.6 million for the six months ended December 31, 2015, compared to $82.3 million for the six months ended December 31, 2014.  The decrease was primarily due to an increase in income taxes paid of approximately $45.9 million.  This decrease was partially offset by an increase in proceeds received from our royalty and streaming interests, net of production taxes and cost of sales.

Investing Activities

Net cash used in investing activities totaled $1.0 billion for the six months ended December 31, 2015, compared to cash used in investing activities of $39.3 million for the six months ended December 31, 2014.  The increase in cash used in investing activities is primarily due to an increase in acquisitions of royalty and stream interests in mineral properties (primarily Pueblo Viejo and Andacollo stream acquisition) compared to the prior year period.  Refer to “Recent Business Developments” above for further discussion on our recently acquired streams.

Financing Activities

Net cash provided by financing activities totaled $320.4 million for the six months ended December 31, 2015, compared to cash used in financing activities of $27.4 million for the six months ended December 31, 2014.  The increase in cash provided by financing activities is primarily due to the Company’s $350 million borrowing under its revolving credit facility to fund stream acquisitions during the current period.  Refer to “Recent Business Developments” above for further discussion on our recently acquired streams.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three and six months ended December 31, 2015.  Refer to Note 1 of our notes to consolidated financial statements for further discussion on recently issued accounting standards.

Critical Accounting Policies

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable.  The recoverability of the carrying value of royalty and stream interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty and stream interest property using estimates of proven and probable reserves and other relevant information received from the operators.  We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our royalty or stream interests.  Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Our estimates of gold, silver, copper, nickel and other metal prices, operators’ estimates of proven and probable reserves or mineralized material related to our royalty or streaming properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties.  Although we have made our best assessment of these factors based on current market conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on our quarterly impairment assessment.

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

•                  hazards and risks at the properties where we hold royalty and stream interests that are normally associated with developing and mining properties, including unanticipated grade, continuity and geological, metallurgical, processing or other problems, mine operating and ore processing facility problems, pit wall or tailings dam failures, industrial accidents, environmental hazards and natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

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

During the three month period ended December 31, 2015, we reported revenue of $98.1 million, with an average gold price for the period of $1,106 per ounce, an average silver price of $14.77 per ounce, an average copper price of $2.22 per pound and an average nickel price of $4.28 per pound.  Approximately 90% of our total reported revenues for the three months ended December 31, 2015 were attributable to gold sales from our gold producing royalty and stream interests, as shown within the MD&A.  For the three months ended December 31, 2015, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $15.5 million and $15.4 million, respectively.

Approximately 3% of our total reported revenues for the three months ended December 31, 2015 were attributable to copper sales from our copper producing royalty interests.  For the three months ended December 31, 2015, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.9 million.

Approximately 2% of our total reported revenues for the three months ended December 31, 2015 were attributable to nickel sales from our nickel producing royalty interests.  For the three months ended December 31, 2015, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.8 million.

Approximately 2% of our total reported revenues for the three months ended December 31, 2015 were attributable to silver sales from our silver producing royalty interests.  For the three months ended December 31, 2015, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $0.5 million.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2015, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion of the litigation associated with our Voisey’s Bay royalty.

ITEM 1A.                                       RISK FACTORS

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2015 10-K.  Other than as set forth below, there have been no material changes from those risk factors set forth in our Fiscal 2015 10-K.

Many of our royalty and stream interests are important to us and any adverse development related to these properties could adversely affect our revenues and future prospects.

Our investments in the Mount Milligan, Andacollo, Voisey’s Bay and Peñasquito properties, among others, were significant to us in fiscal year 2015, as our interests in these properties generated approximately $179.1 million in revenue in fiscal year 2015, which was nearly 65% of our revenue for the period. We expect these properties, our new gold and silver stream at Pueblo Viejo, and others to be important to us in fiscal year 2016 and beyond. Any adverse development affecting the operation of or production from any of these properties would have a material adverse effect on our business, results of operations, cash flows, financial condition and future prospects. Any adverse decision made by the operators, such as changes to mine plans, production schedules, metallurgical processes or royalty calculation methodologies, may materially and adversely impact the timing and amount of revenue that we receive. In addition, any decision by an operator to impair assets of a project on which we have a royalty or stream interest, such as Rubicon’s November 2015 announcement of the impairment of its Phoenix Gold Project and Barrick’s January 2016 announcement of anticipated impairments at Pascua-Lama and Pueblo Viejo, could lead us to re-evaluate the carrying value of our royalty and stream interests.

Thompson Creek announced in November 2015 that it engaged Moelis & Company and BMO Capital Markets to assist its board in evaluating strategic and financial alternatives, including debt financing and restructuring, new capital transactions and asset sales. Thompson Creek’s market capitalization has declined by over 90% from mid-2014. If Thompson Creek were to experience liquidity issues that impacted the operation of the Mount Milligan mine, or were to seek bankruptcy protection, we may not realize the future benefits from our stream interest on the Mount Milligan mine and our results could be materially and adversely affected.

Problems concerning the existence, validity, enforceability, terms or geographic extent of our royalty and stream interests could adversely affect our business and revenues, and our interests may similarly be materially and adversely impacted by change of control, bankruptcy or the insolvency of operators.

Defects in or disputes relating to the royalty and stream interests we hold or acquire may prevent us from realizing the anticipated benefits from our royalty and stream interests, and could have a material adverse effect on our business, results of operations, cash flows and financial condition. It is also possible that material changes could occur that may adversely affect management’s estimate of the carrying value of our royalty and stream interests and could result in impairment charges. While we seek to confirm the existence, validity, enforceability, terms and geographic extent of the royalty and stream interests we acquire, there can be no assurance that disputes or other problems concerning these and other matters will not arise. Confirming these matters, as well as the title to mining property on which we hold or seek to acquire a royalty or stream interest, is a complex matter, and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property and to the documents reflecting the royalty or stream interest. Similarly, royalty and stream interests in many jurisdictions are contractual in nature, rather than interests in land, and therefore may be subject to change of control, bankruptcy or the insolvency of operators, and our royalty or stream interests could be materially impaired or set aside through judicial or administrative proceedings. We often do not have the protection of security interests over property that we could liquidate to recover all or part of our investment in a royalty or stream interest. Even if we retain our royalty and stream interests in a mining project after any change of control, bankruptcy or insolvency of the operator, the project may end up under the control of a new operator, who may or may not operate the project in a similar manner to the current operator, which may negatively impact us.

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

ROYAL GOLD, INC.

Date: February 4, 2016	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2016	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Royal Gold, Inc. 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 16, 2015 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Furnished herewith.