Form 10-Q/A
period 2015-12-31
ROYAL GOLD INC
filed 2016-02-05
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

There were 65,260,914 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 28, 2016.

EXPLANATORY NOTE

Royal Gold, Inc. filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, with the Securities and Exchange Commission on February 4, 2016 (the "Form 10-Q"). The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (the "Form 10-Q/A"), is to correct the number of shares of Common Stock outstanding at January 28, 2016 reported on the cover page of the Form 10-Q.

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits files with this report:

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: February 5, 2016	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2016	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)