Form 10-Q
period 2016-03-31
ROYAL GOLD INC
filed 2016-04-28
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

There were 65,267,061 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 21, 2016.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	March 31, 2016	June 30, 2015
ASSETS
Cash and equivalents	$122,863	$742,849
Royalty receivables	20,233	37,681
Income tax receivable	21,578	6,422
Stream inventory	5,402	2,287
Available-for-sale securities (Note 4)	3,861	6,273
Prepaid expenses and other	1,243	1,511
Total current assets	175,180	797,023

Royalty and stream interests, net (Note 3)	2,863,440	2,083,608
Other assets	60,622	44,801
Total assets	$3,099,242	$2,925,432

LIABILITIES
Accounts payable	3,413	4,911
Dividends payable	15,011	14,341
Other current liabilities	5,778	5,721
Total current liabilities	24,202	24,973

Debt (Note 5)	630,252	322,110
Deferred tax liabilities	139,861	146,603
Uncertain tax positions (Note 9)	17,080	15,130
Other long-term liabilities	6,489	689
Total liabilities	817,884	509,505

Commitments and contingencies (Note 12)

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 65,089,008 and 65,033,547 shares outstanding, respectively	651	650
Additional paid-in capital	2,178,011	2,170,643
Accumulated other comprehensive income (loss)	553	(3,292)
Accumulated earnings	43,153	185,121
Total Royal Gold stockholders’ equity	2,222,368	2,353,122
Non-controlling interests	58,990	62,805
Total equity	2,281,358	2,415,927
Total liabilities and equity	$3,099,242	$2,925,432

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Revenue	$93,487	$74,110	$265,660	$204,439

Costs and expenses
Cost of sales	17,921	10,542	51,960	23,452
General and administrative	7,679	5,545	23,416	18,201
Production taxes	958	935	3,546	4,356
Exploration costs	1,851	155	6,135	155
Depreciation, depletion and amortization	38,163	24,783	105,717	67,273
Impairments of royalty and stream interests and royalty receivables (Note 3)	98,973	—	98,588	31,335
Total costs and expenses	165,545	41,960	289,362	144,772

Operating (loss) income	(72,058)	32,150	(23,702)	59,667

Interest and other income	3,060	435	2,804	714
Interest and other expense	(8,762)	(6,433)	(23,968)	(19,502)
Income (loss) before income taxes	(77,760)	26,152	(44,866)	40,879

Income tax benefit (expense)	8,262	(1,041)	(55,655)	(3,172)
Net (loss) income	(69,498)	25,111	(100,521)	37,707
Net loss (income) attributable to non-controlling interests	1,842	(97)	2,932	(559)
Net (loss) income attributable to Royal Gold common stockholders	$(67,656)	$25,014	(97,589)	$37,148

Net (loss) income	$(69,498)	$25,111	$(100,521)	$37,707
Adjustments to comprehensive income (loss) , net of tax
Unrealized change in market value of available-for-sale securities	2,383	(2,168)	4,521	(3,988)
Reclassification adjustment for gains included in net income	(675)	—	(675)	—
Comprehensive (loss) income	(67,790)	22,943	(96,675)	33,719
Comprehensive loss (income) attributable to non-controlling interests	1,842	(97)	2,932	(559)
Comprehensive (loss) income attributable to Royal Gold stockholders	$(65,948)	$22,846	$(93,743)	$33,160

Net (loss) income per share available to Royal Gold common stockholders:

Basic (loss) earnings per share	$(1.04)	$0.38	$(1.50)	$0.57
Basic weighted average shares outstanding	65,085,225	65,033,547	65,069,056	64,999,331
Diluted (loss) earnings per share	$(1.04)	$0.38	$(1.50)	$0.57
Diluted weighted average shares outstanding	65,085,225	65,129,362	65,069,056	65,122,313
Cash dividends declared per common share	$0.23	$0.22	$0.68	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(100,521)	$37,707
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	105,717	67,273
Non-cash employee stock compensation expense	7,789	3,660
Impairments of royalty and stream interests and royalty receivables	98,588	31,335
Amortization of debt discount	8,142	7,624
Gain on sale of available-for-sale securities	(675)	—
Deferred tax benefit	(17,246)	(34,199)
Tax expense (benefit) of stock-based compensation exercises	247	(74)
Other	(390)	—
Changes in assets and liabilities:
Royalty receivables	14,976	4,172
Income taxes receivable	(2,996)	25,191
Stream inventory	(3,115)	434
Prepaid expenses and other assets	1,630	4,037
Accounts payable	(1,533)	(1,742)
Uncertain tax positions	1,950	1,736
Other liabilities	8,084	1,040
Net cash provided by operating activities	$120,647	$148,194

Cash flows from investing activities:
Acquisition of royalty and stream interests	(1,326,256)	(60,341)
Andacollo royalty termination	345,000	—
Golden Star term loan	(20,000)	—
Proceeds from sale of available-for-sale securities	6,933	—
Tulsequah stream termination	—	10,000
Other	(302)	(71)
Net cash used in investing activities	$(994,625)	$(50,412)

Cash flows from financing activities:
Borrowings from revolving credit facility	350,000	—
Repayment of revolving credit facility	(50,000)	—
Common stock dividends	(43,709)	(41,712)
Debt issuance costs	(1,049)	—
Distribution to non-controlling interests	(829)	(1,227)
Net (payments) proceeds from issuance of common stock	(174)	775
Tax (benefit) expense of stock-based compensation exercises	(247)	74
Net cash provided by (used in) financing activities	$253,992	$(42,090)
Net (decrease) increase in cash and equivalents	(619,986)	55,692
Cash and equivalents at beginning of period	742,849	659,536
Cash and equivalents at end of period	$122,863	$715,228

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and nine months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission on August 6, 2015 (“Fiscal 2015 10-K”).

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.  Reclassified amounts were not material to the financial statements.

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable.  The recoverability of the carrying value of royalty and stream interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty and stream interest using estimates of proven and probable reserves and other relevant information received from the operators.  We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our royalty or stream interests.  Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Estimates of gold, silver, copper, nickel and other metal prices, operators’ estimates of proven and probable reserves or mineralized material related to our royalty or streaming properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties.  It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests.  Refer to Note 3 for discussion and the results of our quarterly impairment assessments for the three and nine months ended March 31, 2016.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Account Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation with actual forfeitures as they occur, as well as certain classifications on the statement of cash flows.  The new guidance is effective for the Company’s fiscal year beginning July 1, 2017.  We are currently evaluating the impact this guidance will have on our consolidated financial statements and footnote disclosures.

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments.  The amended guidance requires, among other things, that equity securities classified as available-for-sale be measured at fair value with changes in fair value recognized in net income rather than other comprehensive income as required under previous guidance.  The new guidance is effective for the Company’s fiscal year beginning July 1, 2018.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

2.             ACQUISITIONS

Acquisition and Amendment of Gold Stream on Wassa and Prestea

On July 28, 2015, RGLD Gold AG (“RGLD Gold”), a wholly-owned subsidiary of the Company, closed a $130 million gold stream transaction with a wholly-owned subsidiary of Golden Star Resources Ltd. (together “Golden Star”).  On December 30, 2015, the parties executed an amendment providing for an additional $15 million investment (for a total investment of $145 million) by RGLD Gold.  At Golden Star’s option, RGLD Gold will increase its investment by a further $5 million (for a total investment of $150 million) subject to satisfaction of certain conditions, including Golden Star’s procurement of a minimum of $5 million of third party equity investment.

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

Pursuant to the stream transaction and subject to certain conditions, RGLD Gold will make $145 million in advance payments to Golden Star in stages.  As of March 31, 2016, RGLD Gold has advanced $75 million.  On April 1, 2016, RGLD Gold made an advance payment of $20 million and expects to advance

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the balance in three quarterly payments as follows: (i) $20 million on each of July 1 and October 1, 2016, and (ii) $10 million on January 1, 2017; however this schedule may be modified based on the actual spending on the Wassa and Prestea underground projects and these funds are subject to satisfaction of certain conditions.  Golden Star will deliver to RGLD Gold 9.25% of gold produced from the Wassa and Prestea mines, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production.  At that point, the stream percentage will increase to 10.5% (or to 10.9% if the total investment increases to $150 million) of gold produced from the Wassa and Prestea projects until an aggregate 240,000 ounces have been delivered (or 250,000 ounces if the total investment increases to $150 million).  Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining life of the mines.

RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce of gold delivered at the time of delivery until the applicable delivery threshold is met, and 30% of the spot price for each ounce of gold delivered thereafter.

The Wassa and Prestea gold stream acquisition has been accounted for as an asset acquisition.  The $75 million paid as part of the aggregate advance payments of $145 million, plus direct acquisition costs, have been recorded as a production stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.  Future advance payments, plus any direct acquisition costs incurred, will be recorded as a production stage interest accordingly.  The acquisition cost of the Wassa and Prestea gold stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Golden Star.

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

BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick’s interest in the gold produced at the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% of Barrick’s interest in gold produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price per ounce delivered thereafter.  RGLD Gold began receiving gold deliveries during the quarter ended December 31, 2015.

BGC will deliver silver to RGLD Gold in amounts equal to 75% of Barrick’s interest in the silver produced at the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.50% of Barrick’s interest in silver produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of silver delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Pueblo Viejo gold and silver stream acquisition has been accounted for as an asset acquisition.  The advance payment of $610 million, plus direct transaction costs, have been recorded as a production stage stream interest within Royalty and stream interests, net on our consolidated balance sheets.  The acquisition cost of the Pueblo Viejo gold and silver stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Barrick.

Acquisition of Gold and Silver Stream at Rainy River

On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. (“New Gold”), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada (“Rainy River”).  Pursuant to the Purchase and Sale Agreement, RGLD Gold made an advance payment to New Gold, consisting of $100 million on July 20, 2015, and will make an additional advance payment of $75 million once capital spending at Rainy River is 60% complete (currently expected by mid-calendar 2016).  Under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter.  New Gold also will deliver to RGLD Gold 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter.  RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

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

The transaction encompasses certain of CMCA’s presently owned mining concessions on the Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within an approximate 1.5 kilometer area of interest, and certain other mining concessions that CMCA or its affiliates may acquire. The Andacollo Stream Agreement was effective July 1, 2015, and applies to all final settlements of gold received on or after that date.  Deliveries to RGLD Gold will be made monthly, and RGLD Gold began receiving gold deliveries during the quarter ended September 30, 2015.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

3.             ROYALTY AND STREAM INTERESTS

The following tables summarize the Company’s royalty and stream interests as of March 31, 2016 and June 30, 2015.

As of March 31, 2016 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage royalty interests:
Voisey’s Bay	$205,724	$(85,671)	$—	$120,053
Peñasquito	99,172	(29,439)	—	69,733
Holt	34,612	(16,391)	—	18,221
Cortez	10,630	(9,987)	—	643
Other	531,734	(333,196)	(18,605)	179,933
Total production stage royalty interests	881,872	(474,684)	(18,605)	388,583

Production stage stream interests:
Mount Milligan	783,046	(65,329)	—	717,717
Pueblo Viejo	610,404	(13,344)	—	597,060
Andacollo	388,182	(12,497)	—	375,685
Wassa/Bogoso/Prestea	76,427	(6,000)	—	70,427
Total production stage stream interests	1,858,059	(97,170)	—	1,760,889
Production stage royalty and stream interests	2,739,931	(571,854)	(18,605)	2,149,472

Development stage royalty interests:
Pascua-Lama	380,657	—	—	380,657
Other	66,415	—	—	66,415
Total development stage royalty interests	447,072	—	—	447,072

Development stage stream interests:
Rainy River	100,684	—	—	100,684
Other	87,881	(153)	(75,702)	12,026
Total development stage stream interests	188,565	(153)	(75,702)	112,710
Development stage royalty and stream interests	635,637	(153)	(75,702)	559,782

Exploration stage royalty interests	155,997	—	(1,811)	154,186
Exploration stage stream interests	—	—	—	—
Total royalty and stream interests	$3,531,565	$(572,007)	$(96,118)	$2,863,440

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2015 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage royalty interests:
Andacollo	$272,998	$(65,467)	$—	$207,531
Voisey’s Bay	150,138	(76,141)	—	73,997
Peñasquito	99,172	(24,555)	—	74,617
Mulatos	48,092	(32,313)		15,779
Holt	34,612	(13,950)	—	20,662
Robinson	17,825	(12,748)		5,077
Cortez	10,630	(9,933)	—	697
Other	495,763	(265,727)	(27,586)	202,450
Total production stage royalty interests	1,129,230	(500,834)	(27,586)	600,810

Production stage stream interests:
Mount Milligan	783,046	(35,195)	—	747,851
Production stage royalty and stream interests	1,912,276	(536,029)	(27,586)	1,348,661

Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Other	67,017	—	—	67,017
Total development stage royalty interests	439,122	—	—	439,122

Development stage stream interests:
Phoenix Gold	75,843	—	—	75,843
Other	8,183	—	(603)	7,580
Total development stage stream interests	84,026	—	(603)	83,423
Development stage royalty and stream interests	523,148	—	(603)	522,545

Exploration stage royalty interests	212,552	—	(150)	212,402
Total royalty and stream interests	$2,647,976	$(536,029)	$(28,339)	$2,083,608

Impairment of royalty and stream interests and royalty receivables

In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each royalty or stream interest are measured and recorded to the extent that the carrying value in each royalty or stream interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows.  As part of the Company’s regular asset impairment analysis, which included the presence of impairment indicators, the Company recorded impairment charges for the three and nine months ended March 31, 2016 and 2015, as summarized in the following table:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Phoenix Gold(1)	$75,702	$—	$75,702	$—
Inata(2)	11,982	—	11,982	—
Wolverine(2)	5,307	—	5,307	25,967
Other	3,127	—	3,127	2,372
Total impairment of royalty and stream interests	$96,118	$—	$96,118	$28,339
Inata	2,855	—	2,855	—
Wolverine	—	—	(385)	2,996
Total impairment of royalty and stream interests and royalty receivables	$98,973	$—	$98,588	$31,335

(1)  Included in Other development stage stream interests in the above royalty and stream interests table.

(2)  Included in Other production stage royalty interests in the above royalty and stream interests table.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

During the quarter ended March 31, 2016, the Company independently evaluated the updated geologic model and mineralized material statement in an effort to properly assess the recoverability of our carrying value.  The Company’s technical evaluation was completed by internal and external qualified personnel and included an econcomic analysis of the Phoenix Gold Project and a detailed review of the geological model and mineralized material statement.

Based upon the results of the Company’s review of the updated geological model and mineralized material statement, and other factors, it was determined that our stream interest at the Phoenix Gold Project should be written down to zero as of March 31, 2016.  The Company will continue to pursue commercial alternatives for potential recovery of our investment.

Inata

The Company owns a 2.5% gross smelter return royalty on all gold and silver produced from the Inata mine, located in Burkina Faso, West Africa, and operated by a subsidiary of Avocet Mining PLC (“Avocet”).  The Company’s carrying value for its royalty interest at Inata was approximately $12.0 million as of December 31, 2015.  As part of the Company’s impairment assessment for the three months ended March 31, 2016, the Company was notified of an updated mine plan at Inata, which included a significant reduction in the life of the mine.  Based upon our review of the updated mine plan, it was determined that our royalty interest should be written down to zero as of March 31, 2016.

The Company also has a royalty receivable of approximately $2.8 million associated with past due royalty payments on the Inata interest.  As a result of Avocet’s financial and operational difficulties and our review of the updated mine plan at Inata, the Company believes payment of the receivable is uncertain and provided for an allowance against the entire royalty receivable as of March 31, 2016.  The Company will continue to pursue collection of all past due payments.

Wolverine

The Company owns a 0.00% to 9.445% sliding-scale NSR royalty on all gold and silver produced from the Wolverine underground mine and milling operation located in Yukon Territory, Canada, and formerly operated by Yukon Zinc Corporation (“Yukon Zinc”).  As discussed further in the Company’s Fiscal 2015 10-K, the Company recognized an impairment of approximately $26.0 million on the Wolverine royalty interest and an allowance against the entire royalty receivable of approximately $3.0 million during the three months ended December 31, 2014.  The Company’s remaining carrying value at Wolverine as of December 31, 2015, was approximately $5.3 million.

During the second half of calendar 2015, Yukon Zinc completed bankruptcy proceedings in the Supreme Court of British Columbia and during the quarter ended March 31, 2016, we were made aware of no

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

further intentions to recommission the mine.  Based upon the updated developments and limited remaining mineralized material at Wolverine, the Company determined the remaining carrying value at Wolverine should be written down to zero as of March 31, 2016.

Other

As part of the Company’s regular asset impairment analysis during the three months ended March 31, 2016, including consideration of recent operator/property updates and developments, the Company determined that one production stage royalty interest and three exploration stage royalty interests should be written down to zero for a total impairment of approximately $3.1 million.

4.                                      AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities as of March 31, 2016 and June 30, 2015 consist of the following:

	As of March 31, 2016
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$3,307	554	—	$3,861
	$3,307	$554	$—	$3,861

	As of June 30, 2015
		(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	(3,292)	$6,273
	$9,565	$—	$(3,292)	$6,273

Our only significant available-for-sale security is the investment in Seabridge Gold, Inc. (“Seabridge”) common stock, acquired in June 2011.  During the three months ended March 31, 2016, the Company sold 666,666 shares of its Seabridge common stock, resulting in a realized gain of approximately $0.7 million.  The realized gain is recorded within Interest and other income on the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2016.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

5.                                      DEBT

The Company’s non-current debt as of March 31, 2016 and June 30, 2015 consists of the following:

	As of	As of
	March 31, 2016	June 30, 2015
	Non-current	Non-current
	(Amounts in thousands)
Convertible notes due 2019, net	$330,252	$322,110
Revolving credit facility	300,000	—
Total debt	$630,252	$322,110

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and nine months ended March 31, 2016, was $5.7 million and $17.1 million, respectively, compared to $5.6 million and $16.5 million, respectively, for the three and nine months ended March 31, 2015, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $650 million revolving credit facility.  As of March 31, 2016, the Company had $300.0 million outstanding and $350.0 million available under the revolving credit facility.  Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.25% to 3.00%, based on Royal Gold’s defined leverage ratio.  As of March 31, 2016, the interest rate on borrowings under the revolving credit facility was LIBOR plus 2.25% for an all-in rate of 2.87%.  During the three months ended March 31, 2016, the Company repaid $50.0 million of the outstanding borrowings under the revolving credit facility.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.

On March 16, 2016, the Company entered into Amendment No. 2 (the “Amendment”) to the Sixth Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014 (as amended by Amendment No. 1 thereto as of April 29, 2015, the “Revolving Credit Agreement”), by and among the Company, certain subsidiaries of the Company as guarantors, certain lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders.  The Amendment revises the Revolving Credit Agreement to extend the scheduled maturity date from January 29, 2019 to March 16, 2021.

As discussed in Note 6 to the notes to consolidated financial statements in the Company’s Fiscal 2015 10-K, the Company has financial covenants associated with its revolving credit facility.  At March 31, 2016, the Company was in compliance with each financial covenant.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.                                      REVENUE

Revenue is comprised of the following:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Stream interests	$63,439	$29,718	$168,607	$66,693
Royalty interests	30,048	44,392	97,053	137,746
Total revenue	$93,487	$74,110	$265,660	$204,439

7.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$116	$112	$339	$331
Stock appreciation rights	430	361	1,246	1,054
Restricted stock	747	637	2,892	1,964
Performance stock	1,047	(274)	3,312	311
Total stock-based compensation expense	$2,340	$836	$7,789	$3,660

Stock-based compensation expense is included within general and administrative in the consolidated statements of operations and comprehensive income.

As of March 31, 2016, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards was as follows:

	Unrecognized compensation expense	Weighted-average vesting period (years)
Stock options	$625	1.9
Stock appreciation rights	2,322	1.9
Restricted stock	6,177	3.1
Performance stock	3,053	1.5

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income available to Royal Gold common stockholders	$(67,656)	$25,014	$(97,589)	$37,148
Weighted-average shares for basic EPS	65,085,225	65,033,547	65,069,056	64,999,331
Effect of other dilutive securities	—	95,815	—	122,982
Weighted-average shares for diluted EPS	65,085,225	65,129,362	65,069,056	65,122,313

Basic (loss) earnings per share	$(1.04)	$0.38	$(1.50)	$0.57

Diluted (loss) earnings per share	$(1.04)	$0.38	$(1.50)	$0.57

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $105.31.

9.                                      INCOME TAXES

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax benefit (expense)	$8,262	$(1,041)	$(55,655)	$(3,172)
Effective tax rate	10.6%	4.0%	124.0%	7.8%

The effective tax rate for the three months ended March 31, 2016, was impacted due to the impairment charges and appreciation of the Canadian dollar.  The increase in the effective tax rate for the nine months ended March 31, 2016 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions (Note 2), the liquidation of our Chilean subsidiary, and the impact of current period impairment charges.

As of March 31, 2016 and June 30, 2015, the Company had $17.1 million and $15.1 million of total gross unrecognized tax benefits, respectively.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate.

The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2016 and June 30, 2015, the amount of accrued income-tax-related interest and penalties was $5.7 million and $4.6 million, respectively.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

10.                               SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of royalty interests and the acquisition and management of stream interests.  Royal Gold’s long-lived assets (royalty and stream interests, net) are geographically distributed as shown in the following table:

	As of March 31, 2016			As of June 30, 2015
	Royalty interest	Stream interest	Total royalty and stream interests, net	Royalty interest	Stream interest	Total royalty and stream interests, net
Canada	$230,170	$818,402	$1,048,572	$251,688	$823,091	$1,074,779
Chile	453,629	375,685	$829,314	653,019	—	653,019
Dominican Republic	—	597,060	$597,060	—	—	—
Mexico	121,269	—	$121,269	131,742	—	131,742
United States	104,785	—	$104,785	110,286	—	110,286
Africa	719	70,427	$71,146	12,760	—	12,760
Australia	44,488	—	$44,488	50,119	—	50,119
Other	34,781	12,025	$46,806	42,720	8,183	50,903
Total	$989,841	$1,873,599	$2,863,440	$1,252,334	$831,274	$2,083,608

The Company’s revenue, cost of sales and net revenue by reportable segment for the three and nine months ended March 31, 2016 and 2015, is geographically distributed as shown in the following table:

	For The Three Months Ended March 31, 2016			For The Three Months Ended March 31, 2015
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Royalties:
United States	$8,522	$—	$8,522	$10,975	$—	$10,975
Mexico	8,353	—	8,353	11,016	—	11,016
Canada	8,029	—	8,029	7,527	—	7,527
Australia	2,834	—	2,834	2,466	—	2,466
Africa	570	—	570	722	—	722
Other	1,740	—	1,740	11,686	—	11,686
Total royalties	$30,048	$—	$30,048	$44,392	$—	$44,392

Streams:
Canada	$29,946	$11,095	$18,851	$29,718	$10,542	$19,176
Chile	15,730	2,255	13,475	—	—	—
Dominican Republic	13,608	3,787	9,821	—	—	—
Africa	4,155	784	3,371	—	—	—
Total streams	$63,439	$17,921	$45,518	$29,718	$10,542	$19,176

Total royalties and streams	$93,487	$17,921	$75,566	$74,110	$10,542	$63,568

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	For The Nine Months Ended March 31, 2016			For The Nine Months Ended March 31, 2015
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Royalties:
Mexico	$29,446	$—	$29,446	$29,454	$—	$29,454
United States	27,220	—	27,220	32,639	—	32,639
Canada	25,635	—	25,635	29,256	—	29,256
Australia	7,610	—	7,610	6,390	—	6,390
Africa	1,301	—	1,301	2,595	—	2,595
Other	5,841	—	5,841	37,412	—	37,412
Total royalties	$97,053	$—	$97,053	$137,746	$—	$137,746

Streams:
Canada	$95,881	$37,084	$58,797	$66,693	$23,452	$43,241
Chile	32,163	4,751	27,412	—	—	—
Dominican Republic	23,008	6,619	16,389	—	—	—
Africa	17,555	3,506	14,049	—	—	—
Total streams	$168,607	$51,960	$116,647	$66,693	$23,452	$43,241

Total royalties and streams	$265,660	$51,960	$213,700	$204,439	$23,452	$180,987

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	At March 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$3,861	$3,861	$3,861	$—	$—
Warrants(2)	$1,615	$1,615	$—	$1,615	$—
Total assets		$5,476	$3,861	$1,615	$—

Liabilities (In thousands):
Debt(3)	$407,252	$354,275	$354,275	$—	$—
Total liabilities		$354,275	$354,275	$—	$—

(1)    Included in Available for sale securities on the Company’s consolidated balance sheets.

(2)    Included in Other assets on the Company’s consolidated balance sheets.

(3)    Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital on the Company’s consolidated balance sheets.

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.  The carrying value of the Company’s revolving credit facility (Note 5) approximates fair value as of March 31, 2016.  During the nine months ended March 31, 2016, the warrants issued by Golden Star (Note 2) were added to the Level 2 fair value hierarchy.

As of March 31, 2016, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with royalty and stream interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.                               COMMITMENTS AND CONTINGENCIES

Rainy River Gold and Silver Stream Acquisition

As of March 31, 2016, the Company has a remaining commitment, subject to certain conditions, of $75.0 million as part of its Rainy River gold and silver stream acquisition in August 2015 (Note 2).

Wassa and Prestea Gold Stream Acquisition and Amendment

As of March 31, 2016, the Company has a remaining commitment, subject to certain conditions, of $70.0 million as part of its Wassa and Prestea gold stream acquisition (July 2015) and amendment (December 2015) as discussed further in Note 2.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Ilovica Gold Stream Acquisition

As of March 31, 2016, the Company has a remaining commitment, subject to certain conditions, of $163.75 million as part of its Ilovica gold stream acquisition in October 2014.

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

We refer to “GSR,” “NSR,” “metal stream (or “stream”)” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2015 10-K.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties, metal streams, and similar interests.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  We seek to acquire existing royalty and stream interests or to finance projects that are in production or in the development stage in exchange for royalty or stream interests.  In the ordinary course of business, we engage in a continual review of opportunities to acquire existing royalty and stream interests, to establish new streams on operating mines, to create new royalty and stream interests through the financing of mine development or exploration, or to acquire companies that hold royalty and stream interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

As of March 31, 2016, the Company owned stream interests on four producing properties and three development stage properties and owned royalty interests on 34 producing properties, 21 development stage properties and 131 exploration stage properties, of which the Company considers 49 to be evaluation stage projects.  The Company uses “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  We do not conduct mining operations on the properties in which we hold royalty and stream interests, and except for our interest in Peak Gold, LLC joint venture, we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.  During the three months ended March 31, 2016, we focused on the management of our existing royalty and stream interests and the acquisition of additional royalty and stream interests.

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

For the three and nine months ended March 31, 2016 and 2015, gold, silver, copper and nickel price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,183	90%	$1,218	85%	$1,138	87%	$1,235	80%
Silver ($/ounce)	$14.85	2%	$16.71	3%	$14.84	2%	$17.67	3%
Copper ($/pound)	$2.12	5%	$2.64	6%	$2.24	4%	$2.94	7%
Nickel ($/pound)	$3.86	1%	$6.50	1%	$4.32	3%	$7.38	5%
Other	N/A	2%	N/A	5%	N/A	4%	N/A	5%

Recent Business Developments

Acquisition and Amendment of Gold Stream on Wassa and Prestea

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

Funds will be used for ongoing development of Golden Star’s Wassa and Prestea mines in Ghana.  As of March 31, 2016, RGLD Gold has advanced $75 million.  On April 1, 2016, RGLD Gold made an advance payment of $20 million and expects to advance the balance in three quarterly payments as follows: (i) $20 million on each of July 1 and October 1, 2016, and (ii) $10 million on January 1, 2017; however this schedule may be modified based on the actual spending on the Wassa and Prestea underground projects and these funds are subject to satisfaction of certain conditions.

In return, Golden Star will deliver to RGLD Gold 9.25% of gold produced from the Wassa and Prestea mines, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production.  At that point, the stream percentage will increase to 10.5% (or to 10.9% if the total investment increases to $150 million) of gold produced from the Wassa and Prestea mines until an aggregate 240,000 ounces have been delivered (or 250,000 ounces if the total investment increases to $150 million).  Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining term of the transaction.

RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce of gold delivered at the time of delivery until the applicable delivery threshold is met, and 30% of the spot price for each ounce of gold delivered thereafter.

The Wassa mine is located approximately 90 miles west of Accra and has operated continuously since 2005.  Golden Star forecasts calendar 2016 production of 100,000 to 110,000 ounces of gold from the single Wassa open pit. Open pit proven and probable reserves are 878,000 ounces at 1.59 grams per tonne, as of December 31, 2015.  RGLD Gold’s investment will fund development of the Wassa underground deposit, which has 796,000 ounces of probable gold reserves at 4.59 grams per tonne.  Once the underground deposit is in production, Golden Star expects average annual gold production of 150,000 ounces of gold over the life of mine from the combined open pit and underground at Wassa.

Prestea is located approximately 125 miles west of Accra and has produced over 9 million ounces of gold from both open pit and underground sources over the last 100 years.  Prestea underground probable gold reserves are 469,000 ounces at 14.02 grams per tonne as of December 31, 2015.  Golden Star forecasts calendar 2016 production of 60,000 to 70,000 ounces of gold from the open pit operations. Underground development at Prestea is already well advanced.  Golden Star expects to spend $63 million of capital investment on Prestea, which includes hoist and shaft upgrades, electrical infrastructure, ventilation and a process plant upgrade.  Once in full production, Golden Star expects annual production of approximately 75,000 ounces from Prestea, with estimated life of mine production of 450,000 ounces. Golden Star forecasts underground gold production from the Wassa and Prestea mines by mid-calendar 2016 and early calendar 2017, respectively.

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

BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick’s interest in the gold produced at the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% of Barrick’s interest in gold produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price per ounce delivered thereafter.  RGLD Gold received its first delivery of gold from Pueblo Viejo on December 15, 2015.

BGC will deliver silver to RGLD Gold in amounts equal to 75% of Barrick’s interest in the silver produced at the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50.0 million ounces of silver have been delivered, and 37.50% of Barrick’s interest in silver produced thereafter.  RGLD Gold will pay BGC 30% of the spot price per ounce of silver delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter.  RGLD Gold received its first delivery of 209,800 ounces of silver from Pueblo Viejo on March 15, 2016 for the period January through February 2016.

The Pueblo Viejo mine is an open-pit mining operation located approximately 60 miles northwest of Santo Domingo, in the Dominican Republic, and is owned by a joint venture in which Barrick holds a 60% interest and is responsible for operations, and in which Goldcorp Inc. (“Goldcorp”) holds a 40% interest.  The mine began production in 2013.  Barrick reported calendar 2016 production forecast, on a 60% basis, of 600,000-650,000 ounces of gold.  Barrick also reported proven and probable gold reserves attributable to Barrick of 9.0 million contained ounces at 2.97 grams per tonne, and attributable proven and probable silver reserves of 54.1 million contained ounces grading 17.9 grams per tonne, in each case as of December 31, 2015.

Acquisition of Gold and Silver Stream at Rainy River

On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. (“New Gold”), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada (“Rainy River”).  Pursuant to the Purchase and Sale Agreement, RGLD Gold made an advance payment to New Gold, consisting of $100 million on July 20, 2015, and will make an additional advance payment of $75 million once capital spending at Rainy River is 60% complete (currently expected by mid-calendar 2016).  Under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter.  New Gold also will deliver to RGLD Gold 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter.  RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

The Rainy River Project is located approximately 40 miles northwest of Fort Frances in western Ontario, Canada.  Over its first nine years of full production, the 21,000 tonne per day, combined open pit-underground operation is scheduled to produce an average of 325,000 ounces of gold per year. Construction was initiated in calendar 2015 and at the end of February 2016, overall construction was 25% complete.  Rainy River has an estimated fourteen year mine life based on current reserves and is projected by New Gold to start-up in mid-calendar 2017.

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

Please refer to our Fiscal 2015 10-K for further discussion of our principal producing and development royalty and stream interests.

Principal Producing Properties

Royalty or stream interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo(1)	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Barrick	GSR1: 0.40% to 5.0% sliding-scale GSR GSR2: 0.40% to 5.0% sliding-scale GSR GSR3: 0.71% GSR NVR1: 1.014% NVR; 0.618% NVR (Crossroads)
Holt	Ontario, Canada	Kirkland Lake Gold, Inc. (“Kirkland Lake”)	0.00013 x quarterly average gold price NSR
Mt. Milligan	British Columbia, Canada	Thompson Creek Metals Company Inc. (“Thompson Creek”)	Gold stream - 52.25% of payable gold
Peñasquito	Zacatecas, Mexico	Goldcorp	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo(1)	Sanchez Ramirez, Domincan Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter) Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Voisey’s Bay	Newfoundland and Labrador, Canada	Vale Newfoundland & Labrador Limited (“Vale”)	2.7% NSR (nickel, copper, cobalt)
Wassa/Prestea(1)	Western Region of Ghana	Golden Star	Gold stream - 8.5% of gold produced for the six months ended December 31, 2015; 9.25% of the gold produced effective January 1, 2016.

(1)             The gold and silver stream at Pueblo Viejo and the gold streams at Wassa/Prestea and Andacollo were acquired during the three months ended September 30, 2015.  Please refer to “Recent Business Developments” above for further discussion on these acquisitions.

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

(1)             The gold and silver stream at Rainy River and an additional royalty interest at Pascua-Lama were acquired during the three months ended September 30, 2015.  Please refer to “Recent Business Developments” above for further discussion on the Rainy River acquisition.

Operators’ Production Estimates by Royalty and Stream Interest for Calendar 2016

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2016.  The following table shows such production estimates for our principal producing properties for calendar 2016 as well as the actual production reported to us by the various operators through March 31, 2016.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing or development properties.

Operators’ Estimated and Actual Production by Royalty and Stream Interest for Calendar 2016

Principal Producing Properties

For the period January 1, 2016 through March 31, 2016

	Calendar 2016 Operator’s Production Estimate(1),(2)			Calendar 2016 Operator’s Production Actual(3),(4)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Royalty/Stream	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Andacollo(5)	57,600	—	—	13,600	—	—
Cortez GSR1	119,200	—	—	16,700	—	—
Cortez GSR2	1,300	—	—	1,700	—	—
Cortez GSR3	120,500	—	—	18,400	—	—
Cortez NVR1	68,900	—	—	13,300	—	—
Mount Milligan(6)	240,000-270,000	—	—	53,300	—	—
Penasquito(7),(8)	520,000-580,000	22-24 million	—	N/A	N/A	—
Lead(7),(8)			145-155 million			N/A
Zinc(7),(8)			375-400 million			N/A
Pueblo Viejo(9)	600,000-650,000	Not provided		172,000	Not provided	—
Wassa/Prestea(10)	205,000-215,000			53,000

(1)                  Production estimates received from our operators are for calendar 2016.  There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2015 10-K for information regarding factors that could affect actual results.

(2)                  Vale and Kirkland Lake did not release public calendar 2016 production guidance for Voisey’s Bay and Holt, respectively, thus estimated and actual production information for Voisey’s Bay and Holt is not shown in the table.

(3)                  Actual production figures shown are for the period January 1, 2016 through March 31, 2016, unless otherwise noted.

(4)                  Actual production figures for Cortez are based on information provided to us by the operators, and actual production figures for Andacollo, Mount Milligan, Peñasquito (gold) and Wassa/Prestea are the operators’ publicly reported figures.

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

(8)                  The Company’s royalty interest at Peñasquito includes gold, silver, lead and zinc.  Actual production for the quarter ended March 31, 2016, was not available from the operator as of the date of this report.

(9)                  The gold and silver stream at Pueblo Viejo was acquired during the quarter ended September 30, 2015.  The estimated and actual production figures shown are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.

(10)             The estimated production figure shown is payable gold in doré.

Property Developments

The following information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Andacollo

Production attributable to our interest at Andacollo increased approximately 42% when compared to the prior year quarter.  The increase, partially related to an increase in production, was a result of our interest changing from a 75% royalty to a 100% stream on gold production in July 2015.

Consistent with the mine plan, copper grades are expected to continue to gradually decline in calendar 2016 and in future years, which Teck expects to offset by planned throughput improvements. Gold grade and production in calendar 2016 are expected to exceed calendar 2015 production.

Cortez

Production attributable to our royalty interest at Cortez decreased approximately 74% over the prior year quarter.  The decrease was primarily due to higher production in the Pipeline and Gap pits, where our royalty applies, in the prior year quarter.  Calendar 2016 gold production at Cortez, subject to our royalty interests, is expected to be down compared to calendar 2015 production.  Waste stripping at Crossroads is expected to restart later in calendar 2016.

Mount Milligan

Thompson Creek reported production of 53,300 ounces of payable gold during the quarter, which represents an increase of approximately 16% over the prior year quarter.  Mill throughput averaged 58,099 tonnes, an increase of 47% over the prior year quarter.

Gold grades averaged 0.55 grams per tonne, a decrease of 13% over the prior year quarter and gold recoveries averaged 59.3% for the quarter, a decrease of 11% over the prior year quarter.  Copper and gold recoveries were lower in the current period primarily as a result of changes in the operational conditions resulting from increased throughput.  Gold recoveries were further impacted during the current quarter as a result of lower gold grades when compared to the prior period.  Thompson Creek stated it will continue to optimize the mine and mill operations to increase recoveries during calendar 2016.

Thompson Creek stated that construction of the permanent secondary crushing circuit remains on schedule, and they expect to complete construction and commissioning by the end of calendar 2016.

Thompson Creek announced in November 2015 that they engaged Moelis & Company and BMO Capital Markets to assist them in evaluating strategic and financial alternatives, including debt refinancing and restructuring, new capital transaction and asset sales.  The Company continues to monitor Thompson Creek’s financial situation and is working to ensure our interests at Mount Milligan are protected.

Peñasquito

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito decreased approximately 32%, 20%, 23% and 11%, respectively, over the prior year quarter, as Goldcorp’s mine plan calls for production from a lower grade portion of the pit in calendar 2016.

During the December 2015 quarter, Goldcorp completed the Metallurgical Enhancement Project (“MEP”) Feasibility Study and determined that the Concentrate Enrichment Process component of the MEP no longer met Goldcorp’s required rates of return due to improved fundamentals in the concentrate smelting market. An investment decision on the Pyrite Leach Plant component of the MEP is expected by mid-calendar 2016, which, if approved, is expected to increase gold production starting in late calendar 2018.

Phoenix Gold

On January 11, 2016, Rubicon Minerals Corporation (“Rubicon”) provided an updated geological model and mineralized material statement for the Phoenix Gold Project that included a significant reduction in mineralized material compared to previous statements. Rubicon stated the decrease in reported mineralized material was mainly the result of new drilling information, changes in modeling approach and restrictions to the depth of the interpreted extent of gold mineralization. Rubicon suspended activities related to their previously announced Phoenix Project Implementation Plan and retained BMO Capital Markets, TD Securities, and Stikeman Elliott LLP as advisors to assist in evaluating strategic alternatives available to Rubicon.  Operating activities, other than care and maintenance, remain suspended at the Phoenix Gold Project at this time.

Refer to Note 3 of our notes to consolidated financial statements for further discussion on the impairment assessment and results for the Phoenix Gold Project during the quarter ended March 31, 2016.

Pueblo Viejo

Stream deliveries from Pueblo Viejo were 10,600 ounces of gold and 209,800 ounces of silver during the quarter.  In November 2015, Barrick announced that two of three electric motors at the Pueblo Viejo oxygen plant experienced unexpected failures and that a comprehensive plan to mitigate the impact of the motor failure was implemented in December 2015, which involved installing a number of portable compressors. Barrick achieved 85% capacity by early January 2016 and 100% capacity by mid-January 2016 with portable compressor motors. The first repaired motor was reinstalled and commissioned in late January 2016 and the second motor was repaired and reinstalled early February 2016.

In calendar 2016, Barrick expects improved throughput and plant availability as compared to calendar 2015 primarily due to overcoming the issues related to the oxygen plant motor failures which negatively impacted 2015 throughput. In addition, Barrick is focused on improving efficiency and throughput through projects such as ore blending optimization, increasing autoclave availability, and optimization of maintenance strategies.

Barrick delivers gold and silver to RGLD Gold on a quarterly basis (mid-March, June, September and December) based on Barrick’s 60% indirect share of any provisional and final offtake settlements in the prior three calendar month period, subject to certain specific terms of the agreement (including a fixed silver recovery assumption of 70%).  RGLD Gold usually sells gold and silver ounces over the three month period following physical receipt.  All of these factors will result in a difference of produced ounces reported by Barrick and those reported as sold by Royal Gold for each quarter.

Voisey’s Bay

Since the June 2015 quarter, we have recognized Voisey’s Bay royalty revenue on a cash basis, or in the period in which actual payment information is received from Vale.  Payment received during the current quarter related to 39.2 million pounds of copper and 19.3 million pounds of nickel production.

Vale reported that it began processing only nickel concentrates from Voisey’s Bay at its new Long Harbour hydrometallurgical plant at the beginning of calendar 2016. Vale currently deducts full Long Harbour operating costs, depreciation and cost of capital from actual proceeds when calculating the net smelter return royalty, which has the effect of further reducing or eliminating royalty payments. Royal Gold strongly disagrees with Vale’s position that full operating costs, depreciation and cost of capital are permissible net smelter return deductions pursuant to the royalty agreement and is aggressively pursuing its legal remedies. See Note 12 to the consolidated financial statements for discussion of litigation between the Company and Vale.

Wassa and Prestea

Golden Star announced gold production of approximately 53,000 ounces of gold during the current quarter. Production in the current quarter was from the open pit operations with approximately 22,000 ounces of production from Prestea and approximately 31,000 ounces from Wassa. The open pit operations at both Wassa and Prestea are expected to be the primary source of production through calendar 2016 as development work continues on the respective underground projects. The new underground projects are scheduled to begin contributing to production beginning late this calendar year from the Wassa underground project and in mid-calendar 2017 for the Prestea underground project, thereby increasing annualized production levels by approximately 25% beginning in late calendar 2017.

Golden Star stated preliminary cash operating costs estimated for the quarter are below $750 per ounce, reflecting a level that is consistent with the new lower cost strategy established by Golden Star.

Results of Operations

Quarter Ended March 31, 2016, Compared to Quarter Ended March 31, 2015

For the quarter ended March 31, 2016, we recorded a net loss attributable to Royal Gold stockholders of $67.7 million, or ($1.04) per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $25.0 million, or $0.38 per basic and diluted share, for the quarter ended March 31, 2015.  The decrease in our earnings per share was primarily attributable to impairment charges of approximately $99.0 million (including a royalty receivable write down of approximately $2.9 million) on our stream interest at the Phoenix Gold Project and certain other non-principal royalty interests, as discussed further below.  This decrease was partially offset by an increase in our revenue, which is also discussed below.  The effect of the impairment charges during the quarter ended March 31, 2016, was $1.33 per basic share, after taxes.

For the quarter ended March 31, 2016, we recognized total revenue of $93.5 million, which is comprised of stream revenue of $63.4 million and royalty revenue of $30.1 million, at an average gold price of $1,183 per ounce, an average silver price of $14.85 per ounce, an average nickel price of $3.86 per pound and an average copper price of $2.12 per pound.  This is compared to total revenue of $74.1 million for the three months ended March 31, 2015, which was comprised of royalty revenue of $44.4 million and stream revenue of $29.7 million, at an average gold price of $1,218 per ounce, an average silver price of $16.71 per ounce, an average nickel price of $6.50 per pound and an average copper price of $2.64 per pound for the quarter ended March 31, 2015.  Revenue and the corresponding production attributable to our royalty and stream interests for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Quarter Ended March 31, 2016 and 2015

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2016			March 31, 2015
			Reported			Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan	Gold	$29,806	25,400	oz.	$29,718	24,200	oz.
Andacollo	Gold	$15,730	13,500	oz.	N/A	N/A
Pueblo Viejo	Gold	$13,608	11,800	oz.	N/A	N/A
Wassa/Prestea	Gold	$4,155	3,500	oz.	N/A	N/A
Other(4)	Gold	$140	100	oz.	N/A	N/A
Royalty:
Peñasquito		$5,210			$7,253
	Gold		120,300	oz.		177,200	oz.
	Silver		4.8	Moz.		6.0	Moz.
	Lead		30.2	Mlbs.		39.5	Mlbs.
	Zinc		73.1	Mlbs.		82.6	Mlbs.
Voisey’s Bay		$2,778			$1,919
	Nickel		17.2	Mlbs.		17.2	Mlbs.
	Copper		39.2	Mlbs.		N/A
Holt	Gold	$2,451	13,500	oz.	$3,208	16,700	oz.
Cortez	Gold	$1,853	18,400	oz.	$5,025	65,200	oz.
Andacollo(3)	Gold	$—	—	oz.	$8,507	9,500	oz.
Other(4)	Various	$17,756	N/A		$18,480	N/A
Total Revenue		$93,487			$74,110

(1)             Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the three months ended March 31, 2016 and 2015, and may differ from the operators’ public reporting.

(2)             Refer to “Property Developments” above for further discussion on our principal stream interests.  Our streams at Andacollo, Pueblo Viejo and Wassa/Prestea were acquired during the quarter ended September 30, 2015.  Refer to “Recent Business Developments” above for further discussion on the recent stream acquisitions.

(3)             Refer to “Recent Business Developments” above for further discussion on the recent Andacollo royalty sale.

(4)             Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the three months ended March 31, 2016, compared with the three months ended March 31, 2015, resulted primarily from an increase in our stream revenue, which was a result of new production from our recently acquired streams at Pueblo Viejo, Wassa/Prestea and Andacollo.  Gold and silver ounces purchased and sold during the three months ended March 31, 2016 and 2015, and gold and silver ounces in inventory as of March 31, 2016, for our streaming interests were as follows:

	Three months ended March 31, 2016		Three months ended March 31, 2015		As of March 31, 2016
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Ounces in inventory
Mount Milligan	17,400	25,400	26,200	24,200	16
Wassa/Prestea	4,400	3,500	N/A	N/A	1,536
Pueblo Viejo	10,600	11,800	N/A	N/A	10,633
Andacollo	8,300	13,500	N/A	N/A	22
Phoenix Gold	100	100	N/A	N/A	—
Total	40,800	54,300	26,200	24,200	12,207

	Three months ended March 31, 2016		Three months ended March 31, 2015		As of March 31, 2016
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Ounces in inventory
Pueblo Viejo	209,800	—	N/A	N/A	209,800

Our royalty revenue decreased during the quarter ended March 31, 2016, compared with the quarter ended March 31, 2015, due to decreases in the average metal prices, the recent sale of the Andacollo royalty, and production decreases at Cortez and Peñasquito.  Please refer to “Recent Business Developments” and “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty and stream interests.

Cost of sales were approximately $17.9 million for the three months ended March 31, 2016, compared to $10.5 million for the three months ended March 31, 2015.  The increase is primarily attributable to new production from our recently acquired streams at Andacollo, Pueblo Viejo and Wassa/Prestea.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold and silver for a cash payment.  The cash payment at Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

General and administrative expenses increased to $7.7 million for the three months ended March 31, 2016, from $5.5 million for the three months ended March 31, 2015.  The increase during the current quarter was primarily due an increase in non-cash stock based compensation of approximately $1.5 million as a result of management’s change in estimate for the number of performance shares that are expected to vest.

Depreciation, depletion and amortization increased to $38.2 million for the three months ended March 31, 2016, from $24.8 million for the quarter ended March 31, 2015.  The increase was primarily attributable to new production from the recently acquired streams at Pueblo Viejo ($7.7 million), Andacollo ($3.9 million) and Wassa/Prestea ($1.4 million).

Impairment of royalty and stream interests and royalty receivables was $99.0 million for the quarter ended March 31, 2016.  The impairment of royalty and stream interests ($96.1 million) was the result of our regular impairment analysis conducted during the three months ended March 31, 2016, and was primarily due to the presence of impairment indicators on our stream interest at the Phoenix Gold Project and two non-principal producing royalty interests, Inata and Wolverine.  Also during the current quarter, the Company recognized an allowance of approximately $2.9 million on the entire outstanding royalty receivable associated with the Inata interest.  The Company will continue to pursue collection efforts of all past due payments.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on the impairments and bad debt expense.

Interest and other income increased to $3.1 million for the quarter ended March 31, 2016, from $0.4 million for the quarter ended March 31, 2015.  The increase was primarily attributable to the change in fair value of our Golden Star warrants of approximately $1.3 million and a realized gain on the sale of our Seabridge Gold, Inc. (“Seabridge”) common shares of approximately $0.7 million during the current quarter.  Please refer to Note 2 of our notes to consolidated financial statements for further discussion on the Golden Star warrants and Note 4 for further discussion on our available-for-sale securities.

Interest and other expense increased to $8.8 million for the three months ended March 31, 2016, from $6.4 million for the quarter ended March 31, 2015.  The increase was primarily due to an increase in interest expense associated with the outstanding balance on our revolving credit facility.  The Company had $300.0 million outstanding under the revolving credit facility as of March 31, 2016.  The Company did not have any amounts outstanding under the revolving credit facility during the quarter ended March 31, 2015.

During the three months ended March 31, 2016, we recognized an income tax benefit totaling $8.2 million compared with income tax expense of $1.0 million during the three months ended March 31, 2015.  This resulted in an effective tax rate of 10.6% in the current period, compared with 4.0% in the quarter ended March 31, 2015.  The current period effective tax rate was negatively impacted due to the impairment charges in the quarter and appreciation of the Canadian dollar.  For further discussion of the factors that influence our effective tax rate, refer to Note 11 to the notes to consolidated financial statements in the Company’s Fiscal 2015 10-K.

Nine Months Ended March 31, 2016, Compared to Nine Months Ended March 31, 2015

For the nine months ended March 31, 2016, we recorded a net loss attributable to Royal Gold stockholders of $97.6 million, or ($1.50) per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $37.1 million, or $0.57 per basic and diluted share, for the nine months ended March 31, 2015.  The decrease in our earnings per share was primarily attributable to impairment charges of approximately $99.0 million (including a royalty receivable write down of approximately $2.9 million) on our stream interest at the Phoenix Gold Project and certain other non-principal royalty interests during the current quarter, as discussed further below.  The decrease in our earnings per share was also attributable to an increase in tax expense due to the Company’s termination of the Andacollo royalty interest, as discussed below, and the planned liquidation of our Chilean subsidiary of approximately $56.0 million during the quarter ended September 30, 2015.  These decreases were partially offset by an increase in our revenue, which is also discussed below.  The effect of the impairment charges during the quarter ended March 31, 2016, was $1.33 per basic share, after taxes, while the effect of the tax expense attributable to the termination of the Andacollo royalty interest during the quarter ended September 30, 2015, was $0.86 per share.  During the prior year period, our earnings per share were negatively impacted by impairment charges of approximately $31.3 million (including a royalty receivable write down of $3.0 million) on certain non-principal royalty interests.  The effect of the impairment charges during the nine months ended March 31, 2015, was $0.37 per basic share, after taxes.

For the nine months ended March 31, 2016, we recognized total revenue of $265.7 million, which is comprised of stream revenue of $168.6 million and royalty revenue of $97.1 million, at an average gold price of $1,138 per ounce, an average silver price of $14.84 per ounce, an average nickel price of $4.32 per pound and an average copper price of $2.24 per pound.  This is compared to total revenue of $204.4 million for the nine months ended March 31, 2015, which is comprised of royalty revenue of $137.7 million and stream revenue of $66.7 million, at an average gold price of $1,235 per ounce, an average silver price of $17.67 per ounce, an average nickel price of $7.38 per pound and an average copper price of $2.94 per pound for the nine months ended March 31, 2015.  Revenue and the corresponding production attributable to our royalty and stream interests for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Nine Months Ended March 31, 2016 and 2015

(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended			Nine Months Ended
		March 31, 2016			March 31, 2015
			Reported			Reported
Royalty/Stream	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan	Gold	$95,564	85,100	oz.	$66,693	53,900	oz.
Andacollo	Gold	$32,163	28,200	oz.	N/A	N/A
Pueblo Viejo	Gold	$23,008	20,600	oz.	N/A	N/A
Wassa/Prestea	Gold	$17,555	15,500	oz.	N/A	N/A
Other(4)	Gold	$317	200	oz.	N/A	N/A
Royalty:
Peñasquito		$20,208			$19,936
	Gold		542,100	oz.		445,300	oz.
	Silver		18.8	Moz.		17.6	Moz.
	Lead		120.9	Mlbs.		110.2	Mlbs.
	Zinc		289.8	Mlbs.		252.0	Mlbs.
Voisey’s Bay		$11,044			$13,645
	Nickel		78.6	Mlbs.		53.8	Mlbs.
	Copper		56.2	Mlbs.		44.0	Mlbs.
Holt	Gold	$7,520	44,800	oz.	$9,043	45,800	oz.
Cortez	Gold	$4,840	58,000	oz.	$14,761	185,100	oz.
Andacollo(3)	Gold	$—	—	oz.	$28,599	31,000	oz.
Other(3)	Various	$53,441	N/A		$51,762	N/A
Total Revenue		$265,660			$204,439

(1)             Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the nine months ended March 31, 2016 and 2015, and may differ from the operators’ public reporting.

(2)             Refer to “Property Developments” above for further discussion on our principal stream interests.  Our streams at Andacollo, Pueblo Viejo and Wassa/Prestea were acquired during the quarter ended September 30, 2015.  Refer to “Recent Business Developments” above for further discussion on the recent stream acquisitions.

(3)             Refer to “Recent Business Developments” above for further discussion on the recent Andacollo royalty sale and Andacollo gold stream acquisition.

(4)             Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the nine months ended March 31, 2016, compared with the nine months ended March 31, 2015, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan and new production from our recently acquired streams, Wassa/Prestea, Pueblo Viejo and Andacollo.  Gold and silver ounces purchased and sold during the nine months ended March 31, 2016 and 2015, and gold and silver ounces in inventory as of March 31, 2016, for our streaming interests were as follows:

	Nine months ended March 31, 2016		Nine months ended March 31, 2016		As of March 31, 2016
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Ounces in inventory
Mount Milligan	79,800	85,100	52,900	53,900	16
Andacollo	28,200	28,200	N/A	N/A	1,536
Wassa/Prestea	17,100	15,500	N/A	N/A	10,633
Pueblo Viejo	31,200	20,600	N/A	N/A	22
Phoenix Gold	300	200	N/A	N/A	—
Total	156,600	149,600	52,900	53,900	12,207

	Nine months ended March 31, 2016		Nine months ended March 31, 2015		As of March 31, 2016
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Ounces in inventory
Pueblo Viejo	209,800	—	N/A	N/A	209,800

Our royalty revenue decreased during the nine months ended March 31, 2016, compared with the nine months ended March 31, 2015, due to decreases in the average metal prices, the recent sale of the Andacollo royalty, and a production decrease at Cortez.  Please refer to “Property Developments” earlier within this MD&A for further discussion on any recent developments regarding properties covered by certain of our royalty interests.

Cost of sales were approximately $52.0 million for the nine months ended March 31, 2016, compared to $23.5 million for the nine months ended March 31, 2015.  The increase is primarily attributable to an increase in production at Mount Milligan and new stream production at Andacollo, Pueblo Viejo and Wassa/Prestea.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold and silver for a cash payment.  The cash payment for Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

General and administrative expenses increased to $23.4 million for the nine months ended March 31, 2016, from $18.2 million for the nine months ended March 31, 2015.  The increase during the current period was primarily due to an increase in non-cash stock based compensation of approximately $4.1 million as a result of management’s change in estimate for the number of performance shares that are expected to vest.

Exploration costs increased to $6.1 million for the nine months ended March 31, 2016, from $0.2 million for the nine months ended March 31, 2015.  Exploration costs are specific to our Peak Gold joint venture for exploration and advancement of the Tetlin gold project, as discussed further in Note 3 to our notes to consolidated financial statements included in our Fiscal 2015 10-K.

Depreciation, depletion and amortization increased to $105.7 million for the nine months ended March 31, 2016, from $67.3 million for the nine months ended March 31, 2015.  The increase was primarily attributable to the ramp-up in production at Mount Milligan ($10.7 million) and new production from the recently acquired streams at Pueblo Viejo ($13.3 million), Wassa/Prestea ($6.0 million) and Andacollo ($5.7 million).

Impairment of royalty and stream interests and royalty receivables were approximately $98.6 million for the nine months ended March 31, 2016, compared to $31.3 million for the nine months ended March 31, 2015.  The impairment of royalty and stream interests during the current period ($96.1 million) was the result of our regular impairment analysis conducted during the three months ended March 31, 2016, and was primarily due to the presence of impairment indicators on our stream interest at the Phoenix Gold

Project and two non-principal producing royalty interests, Inata and Wolverine.  Also during the current period, the Company recognized an allowance of approximately $2.9 million on the entire outstanding receivable associated with the Inata interest.  The impairment charges in the prior period were primarily due to an impairment of our royalty interest at Wolverine ($26.0 million) and a write-off of the Wolverine royalty receivable ($3.0 million).  The Company will continue to pursue collection efforts of all past due Inata payments.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on the impairments and bad debt expense.

Interest and other expense increased to $24.0 million for the nine months ended March 31, 2016, from $19.5 million for the nine months ended March 31, 2015.  The increase was primarily due to an increase in interest expense associated with the outstanding balance on our revolving credit facility.  The Company had $300.0 million outstanding under the revolving credit facility as of March 31, 2016.  The Company did not have any amounts outstanding under the revolving credit facility during the nine months ended March 31, 2015.

During the nine months ended March 31, 2016, we recognized income tax expense totaling $55.7 million compared with $3.2 million during the nine months ended March 31, 2015.  This resulted in an effective tax rate of (124.0%) in the current period, compared with 7.8% during the nine months ended March 31, 2015.  The increase in the effective tax rate for the nine months ended March 31, 2016 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the liquidation of our Chilean subsidiary during the quarter ended September 30, 2015, and discrete impacts due to impairment charges during the quarter ended March 31, 2016.  Excluding all year-to-date discrete items, our effective tax rate for the nine months ended March 31, 2016 would have been 15.3%.  For further discussion of the factors that influence our effective tax rate, refer to Note 12 to the notes to consolidated financial statements in the Company’s Fiscal 2015 10-K.

Liquidity and Capital Resources

Overview

At March 31, 2016, we had current assets of $175.2 million compared to current liabilities of $24.2 million for a current ratio of 7 to 1.  This compares to current assets of $790.8 million and current liabilities of $25.0 million at June 30, 2015, resulting in a current ratio of approximately 32 to 1.  The decrease in our current ratio was primarily attributable to a decrease in our cash and equivalents as a result of the recent royalty and stream acquisitions, as discussed earlier under “Recent Business Developments.”  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended March 31, 2016, liquidity needs were met from $75.6 million in net revenue and our available cash resources.  As of March 31, 2016, the Company had $350 million available and $300 million outstanding under its revolving credit facility.  During the three months ended March 31, 2016, the Company repaid $50.0 million of the outstanding borrowings under the revolving credit facility.  The Company was in compliance with each financial covenant as of March 31, 2016.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

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

Recent Liquidity and Capital Resource Developments

On March 16, 2016, the Company entered into Amendment No. 2 (the “Amendment”) to the Sixth Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014 (as amended by Amendment No. 1 thereto as of April 29, 2015, the “Revolving Credit Agreement”), by and among the Company, certain subsidiaries of the Company as guarantors, certain lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders.  The Amendment revises the Revolving Credit Agreement to extend the scheduled maturity date from January 29, 2019 to March 16, 2021.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $120.6 million for the nine months ended March 31, 2016, compared to $148.2 million for the nine months ended March 31, 2015.  The decrease was primarily due to an increase in income taxes paid of approximately $58.9 million, an increase in exploration costs of approximately $6.0 million and an increase in interest paid of approximately $4.9 million.  These decreases in net cash provided by operating activities were partially offset by an increase in proceeds received from our royalty and streaming interests, net of production taxes and cost of sales, of $41.9 million.

Investing Activities

Net cash used in investing activities totaled $994.6 million for the nine months ended March 31, 2016, compared to cash used in investing activities of $50.4 million for the nine months ended March 31, 2015.  The increase in cash used in investing activities is primarily due to an increase in acquisitions of royalty and stream interests in mineral properties (primarily the Pueblo Viejo and Andacollo stream acquisitions) compared to the prior year period.  Refer to “Recent Business Developments” above for further discussion on our recently acquired streams.

Financing Activities

Net cash provided by financing activities totaled $254.0 million for the nine months ended March 31, 2016, compared to cash used in financing activities of $42.1 million for the nine months ended March 31, 2015.  The increase in cash provided by financing activities is primarily due to the Company’s $300 million borrowing (net of repayment) under its revolving credit facility to fund stream acquisitions during the current period.  Refer to “Recent Business Developments” above for further discussion on our recently acquired streams.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three and nine months ended March 31, 2016.  Refer to Note 1 of our notes to consolidated financial statements for further discussion on recently issued accounting standards.

Critical Accounting Policies

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable.  The recoverability of the carrying value of royalty and stream interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty and stream interest using estimates of proven and probable reserves and other relevant information received from the operators.  We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our royalty or stream interests.  Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Our estimates of gold, silver, copper, nickel and other metal prices, operators’ estimates of proven and probable reserves or mineralized material related to our royalty or streaming properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty and stream interests in mineral properties.  Although we have made our best assessment of these factors based on current market conditions, it is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these royalty and stream interests.  Refer to Note 3 of our notes to consolidated financial statements for discussion and the results of our quarterly impairment assessments for the three and nine months ended March 31, 2016.

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

During the nine month period ended March 31, 2016, we reported revenue of $265.7 million, with an average gold price for the period of $1,138 per ounce, an average silver price of $14.84 per ounce, an average copper price of $2.24 per pound and an average nickel price of $4.32 per pound.  Approximately 87% of our total reported revenues for the nine months ended March 31, 2016 were attributable to gold sales from our gold producing royalty and stream interests, as shown within the MD&A.  For the nine months ended March 31, 2016, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $24.4 million.

Approximately 4% of our total reported revenues for the nine months ended March 31, 2016 were attributable to copper sales from our copper producing royalty interests.  For the nine months ended March 31, 2016, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.6 million.

Approximately 3% of our total reported revenues for the nine months ended March 31, 2016 were attributable to nickel sales from our nickel producing royalty interests.  For the nine months ended March 31, 2016, if the price of nickel had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.0 million.

Approximately 2% of our total reported revenues for the nine months ended March 31, 2016 were attributable to silver sales from our silver producing royalty interests.  For the nine months ended March 31, 2016, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $0.7 million.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 12 of our notes to consolidated financial statements for a discussion of the litigation associated with our Voisey’s Bay royalty.

ITEM 1A.                                       RISK FACTORS

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2015 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed on February 4, 2016, as amended by the Form 10-Q/A Amendment No. 1 filed on February 5, 2016.

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

ROYAL GOLD, INC.

Date: April 28, 2016	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amendment No. 2 to Sixth Amended and Restated Revolving Credit Agreement, dated March 16, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 21, 2016 and incorporated herein by reference).

10.2*	Form of Amendment to Equity Award Agreements under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Furnished herewith.