Form 10-K
period 2016-06-30
ROYAL GOLD INC
filed 2016-08-11
CIK 85535

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 31, 2015, as reported on the NASDAQ Global Select Market was $2,361,359,998. There were 65,269,476 shares of the Company's common stock, par value $0.01 per share, outstanding as of July 28, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders scheduled to be held on November 16, 2016, and to be filed within 120 days after June 30, 2016, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

        Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests. Certain information provided in this Annual Report on Form 10-K, including, without limitation, all reserves, historical production and production estimates, descriptions of properties and developments at properties included herein, has been provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the Securities and Exchange Commission. Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for the accuracy, completeness or fairness of, such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

 PART I

ITEM 1.    BUSINESS

Overview

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

        We manage our business under two segments:

        Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the term of the agreement. As of June 30, 2016, we owned stream interests on four producing properties and three development stage properties. As discussed further below, we invested approximately $1.3 billion in stream interests in our fiscal year 2016, including stream interests relating to Pueblo Viejo, Carmen de Andacollo ("Andacollo"), Wassa and Prestea, and Rainy River. Our stream interests accounted for approximately 66% and 34% of our total revenue for the fiscal years ended June 30, 2016 and 2015, respectively. We expect stream interests to continue growing as a proportion of our total revenue.

        Acquisition and Management of Royalty Interests—Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2016, we owned royalty interests on 34 producing properties, 21 development stage properties and 131 exploration stage properties, of which we consider 50 to be evaluation stage projects. We use "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalties accounted for approximately 34% and 66% of our total revenue for the fiscal years ended June 30, 2016 and 2015, respectively.

        We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold, LLC joint venture ("Peak Gold"), we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

        In the ordinary course of business, we engage in a continual review of opportunities to acquire existing stream and royalty interests, to establish new streams on operating mines, to create new stream and royalty interests through the financing of mine development or exploration, or to acquire companies that hold stream and royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

        As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2016 were as follows:

  (1)
  Our revenue increased 29% to $359.8 million, compared to $278.0 million during fiscal year 2015;

  (2)
  We acquired a gold and silver stream on the Pueblo Viejo mine located in the Dominican Republic;

  (3)
  We acquired a gold stream on the Andacollo copper-gold mine located in Chile and terminated the previously held royalty at Andacollo;

  (4)
  We acquired a gold stream on the Wassa and Prestea mines located in Ghana;

  (5)
  We acquired a gold and silver stream on the Rainy River Project located in Canada; and

  (6)
  We increased our calendar year dividend to $0.92 per basic share, which is paid in quarterly installments throughout calendar year 2016. This represents a 5% increase compared with the dividend paid during calendar year 2015.

Certain Definitions

        Dollar or "$":    Unless we have indicated otherwise, or the context otherwise requires, references in this Annual Report on Form 10-K to "$" or "dollar" are to the currency of the United States. We refer to Canadian dollars as C$.

        Gross Smelter Return (GSR) Royalty:    A defined percentage of the gross revenue from a resource extraction operation, less, if applicable, certain contract-defined costs paid by or charged to the operator.

        Metal Stream:    A purchase agreement that provides, in exchange for an upfront advance payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.

        Mineralized Material:    That part of a mineral system that have potential economic significance, but is not included in the proven and probably reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based on such work have been resolved.

        Net Smelter Return (NSR) Royalty:    A defined percentage of the gross revenue from a resource extraction operation, less a proportionate share of incidental transportation, insurance, refining and smelting costs.

        Net Value Royalty (NVR):    A defined percentage of the gross revenue from a resource extraction operation, less certain contract-defined costs.

        Net Revenue:    Net revenue is calculated as Royal Gold's Revenue minus Cost of sales.

        Probable Reserves:    Ore reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume geological continuity between points of observation.

        Proven Reserves:    Ore reserves for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade is computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of reserves are well established.

        Payable Metal:    Ounces or pounds of metal in concentrate after deduction of a percentage of metal in concentrate by a third-party smelter pursuant to smelting contracts.

        Reserve:    That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

        Royalty:    The right to receive a percentage or other denomination of mineral production from a mining operation.

        Ton:    A unit of weight equal to 2,000 pounds or 907.2 kilograms.

        Tonne:    A unit of weight equal to 2,204.6 pounds or 1,000 kilograms.

Recent Business Developments

Mount Milligan Commitment Letter

        On July 5, 2016, we entered into a binding commitment letter with Centerra Gold Inc. ("Centerra") setting forth the key terms and conditions of a future amendment to our Mount Milligan streaming agreement in connection with the proposed acquisition by Centerra of Thompson Creek Metals Company Inc. ("Thompson Creek") by Plan of Arrangement under the Arrangement Agreement executed between Centerra and Thompson Creek, as announced on July 5, 2016 (the "Centerra Acquisition"). Thompson Creek is the parent company of Terrane Metals Corp. ("Terrane"), which owns and operates the Mount Milligan copper-gold mine. Our obligation to amend the Mount Milligan streaming agreement is subject to the consummation of the Centerra Acquisition and other customary conditions set forth in the commitment letter.

        Under the commitment letter, we also agreed to an exclusivity arrangement with Centerra that prohibits us from negotiating and entering into any agreement with any person (other than Centerra) relating to Thompson Creek's obligations under the streaming agreement until the earliest of (i) the closing or abandonment of the Centerra Acquisition, (ii) the date, if any, on which shareholders of Thompson Creek decline to approve the Centerra Acquisition, or (iii) November 30, 2016.

        Pursuant to the terms of the commitment letter, we and Centerra have agreed to amend the streaming agreement, effective on the closing of the Centerra Acquisition, as follows:

  •
  the existing 52.25% gold streaming interest will be amended to 35.00%;

  •
  we will obtain an 18.75% copper streaming interest at Mount Milligan at a price equal to 15% of the spot price for each metric tonne of copper delivered;

  •
  the existing restriction of $400 million on senior secured debt covered by the Mount Milligan assets will be extended until we receive the full return of our $781.5 million deposit (the "Payment Deposit");

  •
  until we have received the full return of the Payment Deposit and an additional 35,000 metric tonnes of copper, Terrane will maintain a leverage ratio of total consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization of no greater than 3:1 (including intercompany debt that ranks parri passu with or in priority to our streaming agreement);

  •
  Terrane will not make distributions of cash or property to any of its affiliates if Terrane or Thompson Creek is in default under the streaming agreement; and

  •
  we will enter into an intercreditor agreement with lenders providing $325 million in senior secured debt financing to Centerra in connection with the Centerra Acquisition, pursuant to which we will (i) retain our first priority security interest in 35.00% of the payable gold produced from Mount Milligan and all proceeds thereof, (ii) obtain a first priority security interest in 18.75% of the payable copper produced from Mount Milligan and all proceeds thereof, and (iii) otherwise agree to subordinate our security interests on all other assets of Terrane on terms and conditions substantially similar to those contained in our existing intercreditor agreement with the security agent for the benefit of the holders of Thompson Creek's 9.75% Senior Secured First Priority Notes due 2017.

        In connection with the closing of the Centerra Acquisition, Centerra will redeem all of Thompson Creek's secured and unsecured notes at their call price plus accrued and unpaid interest, which Centerra expects to finance through the combination of the $325 million senior secured debt referred to above and approximately C$185.7 million in net proceeds from a recent equity offering. The Centerra Acquisition will require the approval of the holders of two-thirds of Thompson Creek's outstanding common stock and will be subject to court and applicable regulatory approvals, in addition to other customary closing conditions. The Centerra Acquisition is expected to close in the fall of calendar 2016.

Fiscal 2016 Business Developments

        Please refer to Item 7, MD&A, for discussion on recent liquidity and capital resource developments.

Acquisition of Gold and Silver Stream at Pueblo Viejo

        On September 29, 2015, RGLD Gold AG ("RGLD Gold"), a wholly-owned subsidiary of the Company, closed a Precious Metals Purchase and Sale Agreement with Barrick Gold Corporation ("Barrick") and its wholly-owned subsidiary, BGC Holdings Ltd. ("BGC") for a percentage of the gold and silver production attributable to Barrick's 60% interest in the Pueblo Viejo mine located in the Dominican Republic. Pursuant to the Precious Metals Purchase and Sale Agreement, RGLD Gold made a single advance payment of $610 million to BGC as part of the closing. The transaction was effective as of July 1, 2015 for the gold stream and January 1, 2016 for the silver stream.

        BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick's interest in the gold produced at the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% of Barrick's interest in gold produced thereafter. RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price per ounce delivered thereafter. RGLD Gold received its first delivery of gold from Pueblo Viejo on December 15, 2015.

        BGC will deliver silver to RGLD Gold in amounts equal to 75% of Barrick's interest in the silver produced at the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50.0 million ounces of silver have been delivered, and 37.50% of Barrick's interest in silver produced thereafter. RGLD Gold will pay BGC 30% of the spot price per ounce of silver delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter. RGLD Gold received its first delivery of 209,800 ounces of silver from Pueblo Viejo on March 15, 2016 for the period January through February 2016.

        The Pueblo Viejo mine is an open-pit mining operation located approximately 60 miles northwest of Santo Domingo, in the Dominican Republic, and is owned by a joint venture in which Barrick holds a 60% interest and is responsible for operations, and in which Goldcorp Inc. ("Goldcorp") holds a 40% interest. The mine began production in 2013. Barrick reported calendar 2016 production forecast, on a 60% basis, of 600,000-650,000 ounces of gold. Barrick also reported proven and probable gold reserves attributable to Barrick of 9.0 million contained ounces at 2.97 grams per tonne, and attributable proven and probable silver reserves of 54.1 million contained ounces grading 17.9 grams per tonne, in each case as of December 31, 2015.

Acquisition and Amendment of Gold Stream on Wassa and Prestea

        On July 28, 2015, RGLD Gold closed a $130 million gold stream transaction with a wholly-owned subsidiary of Golden Star Resources Ltd. (together "Golden Star"). On December 30, 2015, the parties executed an amendment providing for an additional $15 million investment (for a total investment of $145 million) by RGLD Gold.

        Funds will be used for ongoing development of Golden Star's Wassa and Prestea mines in Ghana. As of June 30, 2016, RGLD Gold has advanced $95 million. On July 1, 2016, RGLD Gold made an advance payment of $20 million and expects to advance the balance in two quarterly payments as follows: (i) $20 million on October 1, 2016, and (ii) $10 million on January 1, 2017; however this schedule may be modified based on the actual spending on the Wassa and Prestea underground projects and these funds are subject to satisfaction of certain conditions.

        In return, Golden Star will deliver to RGLD Gold 9.25% of gold produced from the Wassa and Prestea mines, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production. At that point, the stream percentage will increase to 10.5% of gold produced from the Wassa and Prestea mines until an aggregate 240,000 ounces have been delivered. Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining term of the transaction.

        RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce of gold delivered at the time of delivery until the applicable delivery threshold is met, and 30% of the spot price for each ounce of gold delivered thereafter.

        The Wassa mine is located approximately 90 miles west of Accra and has operated continuously since 2005. Golden Star forecasts calendar 2016 production of 100,000 to 110,000 ounces of gold from the single Wassa open pit and 20,000 to 25,000 ounces of gold from pre-commercial production from the developing Wassa underground. Open pit proven and probable reserves are 878,000 ounces at 1.59 grams per tonne, as of December 31, 2015. RGLD Gold's investment will fund development of the Wassa underground deposit, which has 796,000 ounces of probable gold reserves at 4.59 grams per tonne. Once the underground deposit is in production, Golden Star expects average annual gold production of approximately 160,000 ounces of gold over the life of mine from the combined open pit and underground at Wassa.

        Prestea is located approximately 125 miles west of Accra and has produced over 9 million ounces of gold from both open pit and underground sources over the last 100 years. Prestea underground probable gold reserves are 469,000 ounces at 14.02 grams per tonne as of December 31, 2015. Golden Star forecasts calendar 2016 production of 60,000 to 70,000 ounces of gold from the open pit operations. Underground development at Prestea is already well advanced. Golden Star expects to spend $36 million of capital investment on Prestea, which includes hoist and shaft upgrades, electrical infrastructure, ventilation and a process plant upgrade. Once in full production, Golden Star expects annual production of approximately 90,000 ounces from Prestea, with estimated life of mine production of 450,000 ounces. Golden Star forecasts underground gold production from the Wassa and Prestea mines by mid-calendar 2016 and mid-calendar 2017, respectively.

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

Acquisition of Gold and Silver Stream at Rainy River

        On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. ("New Gold"), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada ("Rainy River"). Pursuant to the Purchase and Sale Agreement, RGLD Gold made an advance payment to New Gold, consisting of $100 million on July 20, 2015, and will make an additional advance payment of $75 million once capital spending at Rainy River is 60% complete (currently expected during the second half of calendar 2016). Under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter. New Gold also will deliver to RGLD Gold 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter. RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

        The Rainy River Project is located approximately 40 miles northwest of Fort Frances in western Ontario, Canada. Over its first nine years of full production, the 21,000 tonne per day, combined open pit-underground operation is scheduled to produce an average of 325,000 ounces of gold per year. Construction was initiated in calendar 2015 and at the end of June 2016, overall construction was over 40% complete. Rainy River has an estimated fourteen year mine life based on current reserves and is projected by New Gold to start-up in mid-calendar 2017.

Acquisition of Gold Stream at Carmen de Andacollo

        On July 9, 2015, RGLD Gold entered into a Long Term Offtake Agreement (the "Andacollo Stream Agreement") with Compañía Minera Teck Carmen de Andacollo ("CMCA"), a 90% owned subsidiary of Teck Resources Limited ("Teck"). Pursuant to the Andacollo Stream Agreement, CMCA will sell and deliver to RGLD Gold 100% of payable gold from the Andacollo copper-gold mine until 900,000 ounces have been delivered, and 50% thereafter, subject to a fixed payable percentage of 89%. RGLD Gold made a $525 million advance payment in cash to CMCA upon entry into the Andacollo Stream Agreement, and RGLD Gold will also pay CMCA 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased under the Andacollo Stream Agreement.

        The transaction encompasses certain of CMCA's presently owned mining concessions on the Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within a 1.5 kilometer area of interest, and certain other mining concessions that CMCA or its affiliates may acquire. The Andacollo Stream Agreement was effective as of July 1, 2015, and applies to all final settlements of gold received on or after that date.

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

Our Operational Information

Reportable Segments, Geographical and Financial Information

        The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold's long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of June 30, 2016			As of June 30, 2015
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$809,692	$228,566	$1,038,258	$823,091	$251,688	$1,074,779
Chile	369,896	453,629	823,525	—	653,019	653,019
Dominican Republic	588,502	—	588,502	—	—	—
Mexico	—	118,899	118,899	—	131,742	131,742
United States	—	102,385	102,385	—	110,286	110,286
Africa	88,596	697	89,293	—	12,760	12,760
Australia	—	42,547	42,547	—	50,119	50,119
Other	12,029	32,649	44,678	8,183	42,720	50,903

Total	$1,868,715	$979,372	$2,848,087	$831,274	$1,252,334	$2,083,608

        The Company's revenue, costs of sales and net revenue by reportable segment for our fiscal years ended June 30, 2016, 2015 and 2014 is geographically distributed as shown in the following table:

	Fiscal Year Ended June 30, 2016			Fiscal Year Ended June 30, 2015
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$125,755	$47,417	$78,338	$94,104	$33,450	$60,654
Chile	49,243	7,280	41,963	—	—	—
Dominican Republic	39,684	11,625	28,059	—	—	—
Africa	23,346	4,657	18,689	—	—	—

Total streams	$238,028	$70,979	$167,049	$94,104	$33,450	$60,654
Royalties:
Mexico	$35,267	$—	$35,267	$43,008	$—	$43,008
United States	35,483	—	35,483	42,675	—	42,675
Canada	30,676	—	30,676	37,496	—	37,496
Chile	84	—	84	39,508	—	39,508
Australia	10,462	—	10,462	8,494	—	8,494
Africa	1,868	—	1,868	3,075	—	3,075
Other	7,922	—	7,922	9,659	—	9,659

Total royalties	$121,762	$—	$121,762	$183,915	$—	$183,915

Total royalties and streams	$359,790	$70,979	$288,811	$278,019	$33,450	$244,569

	Fiscal Year Ended June 30, 2015			Fiscal Year Ended June 30, 2014
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$94,104	$33,450	$60,654	$27,209	$9,158	$18,051
Royalties:
Mexico	$43,008	$—	$43,008	$43,093	$—	$43,093
United States	42,675	—	42,675	34,671	—	34,671
Chile	39,508	—	39,508	50,733	—	50,733
Canada	37,496	—	37,496	54,277	—	54,277
Australia	8,494	—	8,494	8,353	—	8,353
Africa	3,075	—	3,075	7,943	—	7,943
Other	9,659	—	9,659	10,883	—	10,883

Total royalties	$183,915	$—	$183,915	$209,953	$—	$209,953

Total royalties and streams	$278,019	$33,450	$244,569	$237,162	$9,158	$228,004

        Please see "Operations in foreign jurisdictions are subject to many risks, which could decrease our revenues," under Part I, Item 1A, Risk Factors, of this report for a description of the risks attendant to foreign operations.

        Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver and copper, together with the amounts of production from our producing stage stream and royalty interests. During the fiscal year ended June 30, 2016, Royal Gold derived approximately 91% of its revenue from precious metals (including 88% from gold and 3% from silver), 4% from copper and 5% from other minerals. The price of gold, silver, copper and other metals has fluctuated widely in recent years, having declined from highs experienced in the first half of our fiscal year 2013, with the price of gold and silver having rebounded during the second half of our fiscal 2016. The marketability and the price of metals are influenced by numerous factors beyond our control.

Competition

        The mining industry in general and streaming and royalty segments in particular are competitive. We compete with other streaming and royalty companies, mine operators, and financial buyers in efforts to acquire existing royalty interests, and with the lenders, investors, and streaming and royalty companies providing financing to operators of mineral properties in our efforts to create new royalty interests. Our competitors in the lending and mining business may be larger than we are and may have greater resources and access to capital than we have. Key competitive factors in the stream and royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

Regulation

        Operators of the mines that are subject to our stream and royalty interests must comply with numerous environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, Mexico, Dominican Republic and other countries where we hold interests. Although we are not responsible as a stream and royalty interest owner for ensuring compliance with these laws and regulations, failure by the operators of the mines on which we have stream and royalty interests to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties on the operators.

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

Company Personnel

        We currently have 21 employees, 18 of whom are located in Denver, Colorado, one who is located in Zug, Switzerland, and two who are located in Toronto, Canada. Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.

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

Risks Related to Our Business

Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our stream and royalty interests and may reduce our revenues. Certain contracts governing our royalty stream interests have features that may amplify the negative effects of a drop in metals prices.

        The profitability of our stream and royalty interests is directly related to the market price of gold, silver, copper, nickel and other metals. Our revenue is particularly sensitive to changes in the price of gold, as we derive a majority of our revenue from gold stream and royalty interests. Market prices may fluctuate widely and are affected by numerous factors beyond the control of Royal Gold or any mining company, including metal supply, industrial and jewelry fabrication, investment demand, central banking economic policy, expectations with respect to the rate of inflation, the relative strength of the dollar and other currencies, interest rates, gold purchases, sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking conditions, and a number of other factors.

        Volatility in gold, silver, copper and nickel prices is demonstrated by the annual high and low prices for those metals over the past decade:

	Gold ($/ounce)		Silver ($/ounce)		Copper ($/pound)		Nickel ($/pound)
Calendar Year	High	Low	High	Low	High	Low	High	Low
2006 - 2007	$841	$525	$15.82	$8.83	$4.29	$2.01	$23.41	$6.30
2008 - 2009	$1,213	$713	$20.92	$8.88	$4.08	$1.26	$15.10	$4.00
2010 - 2011	$1,895	$1,058	$48.70	$26.16	$4.60	$2.76	$13.17	$7.68
2012 - 2013	$1,792	$1,192	$37.23	$18.61	$3.93	$3.01	$9.90	$5.97
2014	$1,385	$1,142	$22.05	$15.28	$3.37	$2.86	$9.62	$6.06
2015	$1,296	$1,049	$18.23	$13.71	$2.92	$2.05	$7.01	$3.70
2016 to-date	$1,366	$1,077	$20.47	$13.58	$2.31	$1.96	$3.50	$4.84

        Declines in market prices for gold, silver, copper, nickel and certain other metals such as those experienced during our fiscal year 2015 and first half of fiscal 2016, decreased our revenues. Declines in market prices could cause an operator to reduce, suspend or terminate production from an operating project or construction work at a development project, which may result in a temporary or permanent reduction or cessation of revenue from those projects, and we might not be able to recover the initial investment in our stream and royalty interests. Certain streaming agreements provide us the right to purchase metals at a specified percentage of the spot price. Our margin between the price at which we can purchase metals pursuant to streaming agreements and the price at which we sell metals in the market will vary as metal prices vary; in the event of metal price declines, we would generate lower cash flow or earnings, or possibly losses. Our Mount Milligan streams provide us the right to purchase gold at fixed prices of $435 per ounce. Further, our sliding-scale royalties, such as Cortez, Holt, Mulatos and other properties, amplify the effect of declines in market prices for gold, silver, copper, nickel and certain other metals, because when metal prices fall below certain thresholds in a sliding-scale royalty, a lower royalty rate will apply. A price decline may result in a material and adverse effect on our profitability, results of operations and financial condition.

        Price fluctuations between the time that decisions about development and construction of a mine are made and the commencement of production can have a material adverse effect on the economics of a mine and can eliminate or have a material adverse impact on the value of stream and royalty interests on the property.

        Where gold and silver are produced as by-product metals at the properties where we hold stream and royalty interests, such as at Mount Milligan and Andacollo, an operator's production decisions and the economic cut-off applied to its reporting of gold and silver reserves and resources may be influenced by changes in the commodity prices of the principal metals produced at the mines.

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

        All of our current revenue is derived from stream and royalty interests on properties operated by third parties. The holder of a stream or royalty interest typically has no authority regarding the development or operation of a mineral property. Therefore, we typically are not in control of decisions regarding development or operation of any of the properties on which we hold a stream or royalty interest, and we have limited legal rights to influence those decisions.

        Our strategy of acquiring and holding stream and royalty interests on properties operated by third parties puts us generally at risk to the decisions of others regarding all operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters and temporary or permanent suspension of operations, among others. As a result, our revenue is dependent upon the activities of third parties, which creates the risk that at any time those third parties may: (i) have business interests that are inconsistent with ours, (ii) take action contrary to our interests, policies or objectives, or (iii) be unable or unwilling to fulfill their obligations under their agreements with us. At any time, any of the operators of our mining properties may decide to suspend or discontinue operations. Except in limited circumstances, we will not be entitled to material compensation if operations are shut down, suspended or discontinued on a temporary or permanent basis. Although we attempt to secure contractual rights when we create new stream or royalty interests, such as audit or access rights, that will permit us to protect our interests to a degree, there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in achieving timely or favorable results or in affecting the operation of the properties in which we have a stream or royalty interest in ways that would be beneficial to our stockholders.

Our revenues are subject to operational and other risks faced by operators of our mining properties.

        Although we are not required to pay capital costs (except for our interest in the Peak Gold, LLC joint venture and for other transactions where we finance mine development or actively fund or participate ourselves in exploration or development projects or in certain other limited circumstances) or operating costs on projects on which we hold stream or royalty interests, our financial results are indirectly subject to hazards and risks normally associated with developing and operating mining properties where we hold stream and royalty interests. Some of these risks include:

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

  •
  default by an operator on its obligations to us or its creditors;

  •
  insolvency, bankruptcy or other financial difficulty of the operator;

  •
  significant permitting, environmental and other regulatory requirements and restrictions and any changes in those regulations or their enforcement;

  •
  challenges by non-mining interests to existing permits and mining rights, and to applications for permits and mining rights;

  •
  opposition by local communities, indigenous populations and non-governmental organizations;

  •
  community or civil unrest;

  •
  labor ; shortage of miners, geologists and mining experts, changes in labor laws, increased labor costs, and labor disputes, strikes or work stoppages at mines

  •
  unavailability of mining, drilling and related equipment;

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

  •
  potential increased operating costs arising from climate change initiatives and their impact on energy costs in the U.S. and foreign jurisdictions; and

  •
  uncertain domestic and foreign political and economic environments.

        The occurrence of any of the above mentioned risks or hazards, among others, could result in an interruption, suspension or termination of operations or development work at any of the properties in which we hold a stream or royalty interest and have a material adverse effect on our business, results of operations, cash flows and financial condition.

Many of our stream and royalty interests are important to us and any adverse development related to these properties could adversely affect our revenues and financial condition.

        Our investments in the Mount Milligan, Andacollo, Pueblo Viejo, Wassa and Presta and Peñasquito properties generated approximately $260.5 million in revenue in fiscal year 2016, or nearly 72% of our revenue for the period. We expect these properties and others to be important to us in fiscal year 2017 and beyond. Any adverse development affecting the operation of or production from any of these properties could have a material adverse effect on our results of operations, cash flows and financial condition. Any adverse decision made by the operators, such as changes to mine plans, production schedules, metallurgical processes or royalty calculation methodologies, may materially and adversely impact the timing and amount of revenue that we receive.

If Centerra's acquisition of Thompson Creek or the anticipated amendment to our Mount Milligan streaming agreement is not consummated, Thompson Creek may be unable to find another buyer and may experience liquidity issues or seek bankruptcy protection, and we may not be able to realize the benefits of our stream interest on the Mount Milligan mine.

        There are a number of uncertainties relating to Centerra's proposed acquisition of Thompson Creek, including, among other things, those relating to Thompson Creek obtaining stockholder approval and the acquisition receiving court and applicable regulatory approvals. If Centerra's proposed acquisition of Thompson Creek is not consummated for any reason, there can be no assurance that Thompson Creek will be able to secure another buyer for itself or Mount Milligan, or that another buyer will seek to amend our Mount Milligan streaming agreement on terms we find acceptable. Any failure of Centerra's proposed acquisition of Thompson Creek to close could result in Thompson Creek experiencing liquidity issues that impact operations at Mount Milligan or could result in Thompson Creek seeking bankruptcy protection, which could limit our ability to realize the future benefits from our stream interest on the Mount Milligan mine and could materially and adversely affect our business. Further, while we believe our proposed amendment to our stream interest at Mount Milligan will be value neutral on a discounted cash flow basis to our existing stream interest, we cannot guaranty that this will prove to be the case.

Problems concerning the existence, validity, enforceability, terms or geographic extent of our stream and royalty interests could adversely affect our business and revenues, and our interests may similarly be materially and adversely impacted by change of control, bankruptcy or the insolvency of operators.

        Defects in or disputes relating to the stream and royalty interests we hold or acquire may prevent us from realizing the anticipated benefits from our stream and royalty interests, and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Material changes could also occur that may adversely affect management's estimate of the carrying value of our stream and royalty interests and could result in impairment charges. While we seek to confirm the existence, validity, enforceability, terms and geographic extent of the stream and royalty interests we acquire, there can be no assurance that disputes or other problems concerning these and other matters or other problems will not arise. Confirming these matters is complex and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property and to the documents reflecting the stream or royalty interest. Similarly, stream and royalty interests in many jurisdictions are contractual in nature, rather than interests in land, and therefore may be subject to change of control, bankruptcy or insolvency of operators, and our stream or royalty interests could be materially restricted or set aside through judicial or administrative proceedings. We often do not have the protection of security interests that could help us recover all or part of our investment in a stream or royalty interest.

We have limited access to data and disclosure regarding the operation of the properties on which we have stream and royalty interests, which may limit our ability to assess the performance of a stream or royalty interest.

        Although certain agreements governing our stream and royalty interests require the operators to provide us with production, operating and other information, we do not have the contractual right to receive such information for all of our stream and royalty interests. As a result, we may have limited access to data about the operations and the properties themselves, which could affect our ability to assess the performance of a stream or royalty interest. This could result in delays in, or reductions of, our cash flow from the amounts that we anticipate based on the stage of development of or production from the properties which could have an adverse impact on our results of operations, and financial condition.

Acquired stream and royalty interests, particularly on development stage properties, are subject to the risk that they may not produce anticipated revenues.

        The stream and royalty interests we acquire may not produce anticipated revenues. The success of our acquisitions of stream and royalty interests is based on our ability to make accurate assumptions regarding the valuation, timing and amount of revenues to be derived from our stream and royalty interests and, for development projects, the geological, metallurgical and other technical aspects of the project as well as the costs, timing and conduct of development. If an operator does not bring a property into production and operate in accordance with feasibility studies, technical or reserve reports or other plans due to lack of capital, inexperience, unexpected problems, delays, or otherwise, then the acquired stream or royalty interest may not yield sufficient revenues to be profitable for us.

Furthermore, operators of development stage properties must obtain and maintain all necessary environmental permits and access to water, power and other raw materials, as well as financing, necessary to begin or sustain production, and there can be no assurance that operators will be able to do so.

        The failure of any of our principal properties to produce anticipated revenues on schedule or at all would have a material adverse effect on our asset carrying values and potentially our business, results of operations, financial condition or the other benefits we expect to realize from the acquisition of stream and royalty interests. For example, we experienced a write-down for the Phoenix Gold mining project in the third quarter of fiscal 2016 after examining updated technical reports prepared by Rubicon, the operator of the mining project.

        Further, as mines on which we have stream and royalty interests mature, we can expect overall declines in production over the years from those operations unless operators are able to replace reserves that are mined through mine expansion or successful new exploration. There can be no assurance that the operators of properties where we hold stream and royalty interests will be able to maintain or increase production or replace reserves as they are mined.

Operators may interpret our stream and royalty interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights.

        Our stream and royalty interests generally are subject to uncertainties and complexities arising from the application of contract and property laws in the jurisdictions where the mining projects are located. Operators and other parties to the agreements governing our stream and royalty interests may interpret our interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights. We may or may not be successful in enforcing our contractual rights, and our revenues relating to any challenged stream or royalty interests may be delayed, curtailed or eliminated during the pendency of any such dispute or in the event our position is not upheld, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. Disputes could arise challenging, among other things, methods for calculating the stream or royalty interest, including whether certain operator costs may properly be deducted from gross proceeds when calculating royalties determined on a net basis; various rights of the operator or third parties in or to the stream or royalty interest or the underlying property; the obligations of a current or former operator to make payments on stream and royalty interests; and various defects or ambiguities in the agreement governing a stream and royalty interest.

        For example, in December 2014, the Labrador Nickel Royalty Limited Partnership ("LNRLP"), of which the Company is the indirect majority owner, amended its October 2009 statement of claim against Vale and certain subsidiaries of Vale. LNRLP alleges that Vale has been calculating LNRLP's 3% NSR royalty on nickel, copper and cobalt produced from the Voisey's Bay mine incorrectly since production began in late 2005 and that Vale has breached its contractual duties of good faith and honest performance. One of the claims asserted by LNRLP relates to Vale's calculation of the royalty since Vale began processing nickel concentrates from Voisey's Bay at its new Long Harbour hydrometallurgical plant. Vale currently deducts full Long Harbour operating costs, depreciation and cost of capital from actual proceeds when calculating the net smelter return royalty, which has the effect of reducing or eliminating royalty payments to LNRLP. Royal Gold strongly disagrees with Vale's position that full operating costs, depreciation and cost of capital are permissible net smelter return deductions pursuant to the royalty agreement and is aggressively pursuing its legal remedies. For fiscal 2015, the Voisey's Bay royalty comprised 6% of our revenue. We did not receive any revenue from Vale for the fourth quarter of fiscal 2016. The Voisey's Bay royalty comprised 3% of our total revenue for fiscal 2016.

Potential litigation affecting the properties that we have stream and royalty interests in could have an adverse effect on us.

        Potential litigation may arise between the operators of properties on which we have stream and royalty interests and third parties. For example, Barrick's Pascua-Lama mining project has been the subject of litigation by local farmers and indigenous communities alleging that the project's water management system is not in compliance with environmental permits and that the project has damaged glaciers located in the Pascua-Lama project area. As a holder of stream and royalty interests, we generally will not have any influence on litigation such as this and generally will not have access to non-public information concerning such litigation. Any such litigation that results in the reduction, cessation or termination of a project or production from a property, whether temporary or permanent, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We may enter into acquisitions or other material transactions at any time.

        In the ordinary course of business, we engage in a continual review of opportunities to acquire existing stream and royalty interests, to establish new streams on operating mines, to create new stream and royalty interests through financing mine development or exploration, or to acquire companies that hold stream and royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes. We also consider obtaining debt commitments for acquisition financing. In the event that we choose to raise debt capital to finance any acquisition, our leverage may be increased. We also could issue common stock or incur additional indebtedness to fund our acquisitions. Issuances of common stock could dilute existing stockholders and may reduce some or all of our per share financial measures.

        Any such acquisition could be material to us. In pursuit of such opportunities, we may fail to select appropriate acquisition candidates or negotiate acceptable arrangements, including arrangements to finance acquisitions. In addition, any such acquisition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located and other risks discussed in this Annual Report on Form 10-K. There can be no assurance that any acquisitions completed will ultimately benefit the Company.

        In addition, we may consider opportunities to restructure our stream or royalty interests where we believe such restructuring would provide a long-term benefit to the Company, though such restructuring may reduce near-term revenues or result in the incurrence of transaction related costs. We could enter into one or more acquisition or restructuring transactions at any time.

We may be unable to successfully acquire additional stream or royalty interests at appropriate valuations.

        Our future success largely depends upon our ability to acquire stream and royalty interests at appropriate valuations, including through royalty, stream and corporate acquisitions and other financing transactions. Most of our revenues are derived from stream and royalty interests that we acquire or finance. There can be no assurance that we will be able to identify and complete the acquisition of such stream and royalty interests or businesses that own desirable interests, at reasonable prices or on favorable terms, or, if necessary, that we will have or be able to obtain sufficient financing on reasonable terms to complete such acquisitions. Continued economic volatility or a credit crisis, or severe declines in market prices for gold, silver, copper, nickel and certain other metals, could adversely affect our ability to obtain debt or equity financing for acquisitions. In addition, changes to tax rules, accounting policies, or the treatment of stream interests by ratings agencies could make royalties, streams or other investments by the Company less attractive to counterparties. Such changes could adversely affect our ability to acquire new stream or royalty interests.

We face substantial competition, and we may not be able to compete successfully in acquiring new stream and royalty interests.

        We have competitors that are engaged in the acquisition of stream and royalty interests and companies holding such interests, including competitors with greater financial resources, and we may not be able to compete successfully against these companies in new acquisitions. If we are unable to successfully acquire additional stream or royalty interests, the reserves subject to our stream and royalty interests may decline as the producing properties on which we have such stream and royalty interests are mined or payment or production caps on certain of our royalty interests are met. We also may experience negative reactions from the financial markets or operators of properties on which we seek stream and royalty interests if we are unable to successfully complete acquisitions of such interests or complete them at satisfactory rates of return. Each of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We depend on our operators for the calculation of payments of our stream and royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments.

        The payments of our stream and royalty interests are calculated by the operators of the properties on which we have stream and royalty interests based on their reported production. Each operator's calculation of our payments is subject to and dependent upon the adequacy and accuracy of its production and accounting functions, and, given the complex nature of mining and ownership of mining interests, errors may occur from time to time in the allocation of production and the various other calculations made by an operator. Any of these errors may render calculations of such payments inaccurate. Certain agreements governing our stream and royalty interests require the operators to provide us with production and operating information that may, depending on the completeness and accuracy of such information, enable us to detect errors in deliveries under metal streams and in the calculation of payments of royalties. We do not, however, have the contractual right to receive production information for all of our stream and royalty interests. As a result, our ability to detect payment errors through our stream and royalty monitoring program and its associated internal controls and procedures is limited, and the possibility exists that we will need to make retroactive revenue adjustments. Some contracts governing our stream and royalty interests provide us the right to audit the operational calculations and production data for the associated royalty payments and metal stream deliveries; however, such audits may occur many months following our recognition of the revenue and we may be required to adjust our revenue in later periods, which could require us to restate our financial statements.

Development and operation of mines is very capital intensive and any inability of the operators of properties where we hold stream and royalty interests to meet liquidity needs, obtain financing or operate profitably could have material adverse effects on the value of and revenue from our stream and royalty interests.

        If operators of properties where we hold stream and royalty interests do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, the operator may curtail, delay or cease development or operations at a mine site. For example, in 2015, Yukon Zinc shut down its Wolverine mine, on which we own a sliding-scale NSR royalty on all gold and silver produced, and later filed for and completed bankruptcy proceedings in the Supreme Court of British Columbia. Operators' ability to raise and service sufficient capital may be affected by, among other things, macroeconomic conditions, future commodity prices of metals to be mined, or further economic volatility in the U.S. and global financial markets as has been experienced in recent years. If certain of the operators of the properties on which we have stream and royalty interests suffer these material adverse effects, then our interests, including the value of and revenue from them, and the ability of operators to obtain debt or equity financing for the exploration, development and operation of their properties may be materially adversely affected.

Certain of the agreements governing our stream and royalty interests contain terms that reduce or cap the revenues generated from the interests.

        Revenue from some of our stream and royalty interests will stop or decrease after threshold production, delivery or payment milestones are achieved. For example, our gold stream at Pueblo Viejo decreases from 7.5% of Barrick's interest in gold produced at Pueblo Viejo to 3.75% after 990,000 ounces of gold have been delivered. Similarly, our silver stream at Pueblo Viejo decreases from 75% of Barrick's interest in silver produced at Pueblo Viejo to 37.50% after 50.00 million ounces of silver have been delivered. Our streams at Wassa and Prestea, Andacollo and many other properties are subject to similar limitations contained in our stream and royalty agreements, and therefore current production and revenue results from our interests may not be indicative of future results.

Estimates of reserves and mineralization by the operators of mines in which we have stream and royalty interests are subject to significant revision.

        There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control and the control of the operators of properties in which we have stream and royalty interests. Reserve estimates for our stream and royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information.

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

        Mineral resources as reported by some operators do not constitute mineral reserves and do not have demonstrated economic viability. Due to the uncertainty of mineral resources, there can be no assurance that such resources will be upgraded to proven and probable mineral reserves as a result of continued exploration. It should not be assumed that any part or all of mineral resources on properties where we hold stream and royalty interests constitute or will be converted into mineral reserves.

Estimates of production by the operators of mines in which we have stream and royalty interests are subject to change, and actual production may vary materially from such estimates.

        Production estimates are prepared by the operators of mining properties. There are numerous uncertainties inherent in estimating anticipated production attributable to our stream and royalty interests, including many factors beyond our control and the control of the operators of the properties in which we have stream and royalty interests. We do not participate in the preparation or verification of production estimates and have not independently assessed or verified the accuracy of such information. The estimation of anticipated production is a subjective process and the accuracy of any such estimates is a function of the quality of available data, reliability of production history, variability in grade encountered, mechanical or other problems encountered, engineering and geological interpretation and operator judgment. Rates of production may be less than expected. Results of drilling, metallurgical testing and production, changes in commodity prices, and the evaluation of mine plans subsequent to the date of any estimate may cause actual production to vary materially from such estimates.

If title to or concessions, licenses or leases from governments on mine properties are not properly maintained by the operators, or are successfully challenged by third parties, our stream and royalty interests could be found to be invalid.

        Our business includes the risk that operators of mining projects and holders of mining claims, tenements, concessions, mining licenses or other interests in land and mining rights may lose their exploration or mining rights, or have their rights to mining properties contested by private parties or the government. Internationally, mining tenures are subject to loss for many reasons, including expiration, failure of the holder to meet specific legal qualifications, failure to pay maintenance fees or meet expenditure requirements, reduction in geographic extent upon passage of time or upon conversion from an exploration tenure to a mining tenure, failure of title and similar risks. If title to unpatented mining claims or other mining tenures subject to our stream and royalty interests have not been properly established or not properly maintained, or are successfully contested, our stream and royalty interests could be adversely affected.

Operations in foreign countries or other sovereign jurisdictions are subject to many risks, which could decrease our revenues.

        We derived approximately 90% of our revenues from foreign sources during fiscal year 2016, compared to approximately 85% in fiscal year 2015 and 2014. Our principal producing stream and royalty interests on properties outside of the United States are located in Canada, Chile, Mexico, the Dominican Republic and Ghana. We currently have stream and royalty interests in mines and projects in other countries, including Argentina, Australia, Bolivia, Brazil, Burkina Faso, Finland, Guatemala, Honduras, Macedonia, Nicaragua, Peru, Russia, Spain and Tunisia. Various indigenous peoples may be recognized as sovereign jurisdictions and may enforce their own laws and regulations within the United States, Canada and other countries. In addition, future acquisitions may expose us to new jurisdictions. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, such things as:

  •
  expropriation or nationalization of mining property in foreign countries;

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

        In addition, many of our operators are organized outside of the United States. Our stream and royalty interests may be subject to the application of foreign laws to our operators, and their stockholders, including laws relating to foreign ownership structures, corporate transactions, creditors' rights, bankruptcy and liquidation. Foreign operations also could be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

        These risks may limit or disrupt operating mines or projects on which we hold stream and royalty interests, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Opposition from indigenous people may delay or suspend development or operations at the properties where we hold stream and royalty interests, which could decrease our revenues.

        Various international and national, state and provincial laws, regulations and other materials relate to the rights of indigenous peoples. Some of the properties where we hold stream and royalty interests are located in areas presently or previously inhabited or used by indigenous peoples. Many of these laws impose obligations on government to respect the rights of indigenous people. Some mandate that government consult with indigenous people regarding government actions which may affect indigenous people, including actions to approve or grant mining rights or permits. One or more groups of indigenous people may oppose continued operation, further development, or new development of the properties where we hold stream and royalty interests. Such opposition may be directed through legal or administrative proceedings or protests, roadblocks or other forms of public expression, and claims and protests of indigenous peoples may disrupt or delay activities of the operators of the properties. For example, the Pascua-Lama and El Morro projects have been challenged by Chilean indigenous groups and other third parties. During the fourth calendar quarter of 2013, Barrick suspended construction activities at the Pascua-Lama project, except for those activities required for environmental and regulatory compliance, as discussed further in Part I, Item 2, Properties under the heading "Pascua-Lama Project (Region III, Chile)" in this Annual Report on Form 10-K. Similarly, construction activities at the El Morro project were suspended during the same period.

Changes in mining taxes and royalties payable to governments could decrease our revenues.

        Changes in mining and tax laws in any of the United States, Canada, Chile, Dominican Republic, Mexico or any other country in which we have stream and royalty interests in mines or projects could affect mine development and expansion, significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, increase the cost of holding mining tenures or impose additional taxes on mining operations, all of which could adversely affect our revenue from such properties. A number of properties where we hold royalty interests are located on U.S. public lands that are subject to federal mining and other public land laws. In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872, and other laws, which govern the creation, maintenance and possession of mining claims and related activities on public lands in the United States. Congress also has recently considered bills, which if enacted, would impose a royalty payable to the government on hardrock production, increase land holding fees, impose federal reclamation fees and financial assurances, impose additional environmental operating standards and afford greater public involvement and regulatory discretion in the mine permitting process. Such legislation, if enacted, or similar legislation in other countries, could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations, and could materially and adversely affect mine operators and our revenue.

Changes in United States tax legislation or our plans regarding our foreign earnings could adversely impact our business.

        We are subject to income taxes in the United States and various foreign jurisdictions. Currently, the majority of our revenue is generated from stream and royalty interests located outside the United States. Present U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings for one of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of that subsidiary. The current Executive branch of the U.S. government has proposed various international tax measures, some of which, if enacted into law, would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are enacted in current or future years, they could have a negative impact on our financial position and results of operations.

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

The mining industry is subject to environmental risks in the U.S. and in the foreign jurisdictions where our interests are located.

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

We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.

        Information systems and other technologies, including those related to our financial and operational management, are an integral part of our business activities. Network and information systems-related events, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in damage to our property, equipment and data. These events also could result in significant expenditures to repair or replace the damaged property or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems, including personnel and other data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. There can be no assurance that these events and security breaches will not occur in the future or not have an adverse effect on our business.

We depend on the services of our President and Chief Executive Officer and other key employees.

        We believe that our success depends on the continued service of our key executive management personnel. Tony Jensen has served as our President and Chief Executive Officer since July 2006. Mr. Jensen's extensive commercial experience, mine operations background and industry contacts give us an important competitive advantage. The loss of the services of Mr. Jensen, other key members of management or other key employees could jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of stream and royalty interests is limited and there is competition for such persons. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We currently do not have key person life insurance for any of our officers or directors.

Our disclosure controls and internal control over our financial reporting are subject to inherent limitations.

        Management has concluded that as of June 30, 2016, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations therein, which may be beyond our control, including, but not limited to, our dependence on operators for the calculation of royalty payments and deliveries of metal streams that translate to our revenues as discussed above in "We depend on our operators for the calculation of payments of our stream and royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments". Given our dependence on third party calculations, there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements.

We have incurred indebtedness in connection with our business and may in the future incur additional indebtedness that could limit cash flow available for our operations, limit our ability to borrow additional funds and, if we were unable to repay our debt when due, would have a material adverse effect on our business, results of operations, cash flows and financial condition.

        As of June 30, 2016, we had $370 million aggregate principal amount of our 2.875% convertible senior notes due 2019 (the "2019 Notes") outstanding, which we incurred in June 2012. In addition, we may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. Since June 30, 2015, we entered into several transactions that resulted in drawing down our revolving credit facility and reducing our availability under the facility. As of June 30, 2016 there was $275 million outstanding on the revolving credit facility, resulting in $375 million of available revolver capacity. We are also subject to the risks normally associated with debt obligations, including the risk that our cash flows may be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. We may seek additional debt or equity financing if we deem it available.

        Our indebtedness could have a material adverse effect on our business, results of operations, cash flows and financial condition. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions of stream and royalty interests, working capital, pay dividends and other general corporate purposes;

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

        If we are unable to maintain cash reserves or generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various covenants and requirements of the 2019 Notes, our revolving credit facility or any indebtedness which we may incur in the future, an event of default could occur that, if not cured or waived, could result in the acceleration of all of our debt. Any default under the 2019 Notes, our revolving credit facility or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The results of the United Kingdom's referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

        In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

Risks Related to our Common Stock

Our stock price may continue to be volatile and could decline.

        The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the Nasdaq Global Select Market were $76.85 and $40.45 for the fiscal year ended June 30, 2014, $82.84 and $55.55 for the fiscal year ending June 30, 2015, and $72.04 and $24.68 for the fiscal year ending June 30, 2016. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

  •
  market prices of gold, silver, copper, nickel and other metals;

  •
  Central Bank interest rates;

  •
  expectations regarding inflation;

  •
  ability of operators to service their financial obligations, advance development projects, produce precious metals and develop new reserves;

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

        We may issue additional equity in the future in connection with acquisitions, strategic transactions or for other purposes. To the extent we issue additional equity securities, our existing stockholders could be diluted and some or all of our per share financial measures could be reduced. In addition, the shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could decline if our stockholders sell substantial amounts of our common stock, including shares issued upon the conversion of the outstanding 2019 Notes or are perceived by the market as intending to sell these shares other than in an orderly manner.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own or operate the properties in which we have stream or royalty interests, except for our interest in Peak Gold, and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material and production estimates. A list of our producing and development stage streams and royalties, as well their respective reserves, are summarized below in Table 1 within this Item 2. More information is available to the public regarding certain properties in which we have royalties, including reports filed with the SEC or with the Canadian securities regulatory agencies available at www.sec.gov or www.sedar.com, respectively.

        The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. The description of our principal streams and royalties set forth below includes the location, operator, stream or royalty rate, access and any material current developments at the property. For any reported production amounts discussed below, the Company considers reported production to relate to the amount of metal sales subject to our stream and royalty interests. Please refer to Item 7, MD&A, for discussion on production estimates, historical production and revenue for our principal properties. The map below illustrates the location of our principal producing and development stage properties.

Principal Producing Properties

        The Company considers both historical and future potential revenues in determining which stream and royalty interests in our portfolio are principal to our business. Estimated future potential revenues from both producing and development properties are based on a number of factors, including reserves subject to our stream and royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause the Company to conclude that one or more of such stream and royalty interests are no longer principal to our business. Currently, the Company considers the properties discussed below (listed alphabetically by stream and royalty interest) to be principal to our business.

Stream Interests

Andacollo (Region IV, Chile)

        As discussed in further detail in Item 1, Business, Fiscal 2016 Business Developments, RGLD Gold owns the right to purchase 100% of the gold produced from the Andacollo copper-gold mine until 900,000 ounces of payable gold have been delivered, 50% thereafter. The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased.

        Andacollo is an open-pit mine and milling operation located in central Chile, Region IV in the Coquimbo Province and is operated by CMCA. The Andacollo mine is located in the foothills of the Andes Mountains approximately 1.5 miles southwest of the town of Andacollo. The regional capital of La Serena and the coastal city of Coquimbo are approximately 34 miles northwest of the Andacollo mine by road, and Santiago is approximately 215 miles south by air. Access to the mine is provided by Route 43 (R-43) south from La Serena to El Peñon. From El Peñon, D-51 is followed east and eventually curves to the south to Andacollo. Both R-43 and D-51 are paved roads.

        Stream deliveries from Andacollo were 41,700 ounces of gold during the fiscal year ended June 30, 2016. Production attributable to our royalty interest at Andacollo during the fiscal year ended June 30, 2015, was 41,500 ounces of gold. Teck has indicated that they expect calendar 2016 gold grade and production to exceed calendar 2015.

Mount Milligan (British Columbia, Canada)

        As of June 30, 2016, RGLD Gold owns the right to purchase 52.25% of the payable gold produced from the Mount Milligan copper-gold project in British Columbia, Canada, which is operated by Terrane, a subsidiary of Thompson Creek. The cash purchase price is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price. Please refer to Item 1, Business, Recent Business Developments, for a description of a proposed amendment to our stream interest at Mount Milligan in connection with the sale of Thompson Creek to Centerra.

        The Mount Milligan project is an open-pit mine and is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie. The Mount Milligan project is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mount Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George.

        Stream deliveries from Mount Milligan were 111,000 ounces of gold during the fiscal year ended June 30, 2016, an increase of approximately 50% when compared to the fiscal year ended June 30, 2015. The increase was due to higher mill throughput and gold grade.

        Thompson Creek estimates that Mount Milligan gold production will be at the lower end of their calendar 2016 production guidance of 240,000 to 270,000 ounces.

Pueblo Viejo (Sanchez Ramirez, Dominican Republic)

        On September 29, 2015, RGLD Gold acquired the right to purchase 7.5% of Barrick's interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter. The cash purchase price of the gold is 30% of the spot price of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price of gold per ounce delivered thereafter. RGLD Gold also owns the right to purchase 75% of Barrick's interest in the silver produced from the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.5% thereafter. The cash purchase price of the silver is 30% of the spot price of silver delivered until 23.1 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter.

        The Pueblo Viejo mine is located in the province of Sanchez Ramirez, Dominican Republic, approximately 60 miles northwest of Santo Domingo, and is owned by a joint venture in which Barrick holds a 60% interest and is responsible for operations, and in which Goldcorp holds a 40% interest. Pueblo Viejo is accessed from Santo Domingo by traveling northwest on Autopista Duarte, Highway #1, approximately 48 miles to Piedra Blanca and proceeding east for approximately 14 miles on Highway #17 to the gatehouse for Pueblo Viejo. Both Highway #1 and Highway #17 are paved.

        Stream deliveries from Pueblo Viejo were 42,200 ounces of gold and 532,600 ounces of silver during the fiscal year ended June 30, 2016. In November 2015, Barrick announced that two of three electric motors at the Pueblo Viejo oxygen plant experienced unexpected failures and that a comprehensive plan to mitigate the impact of the motor failure was implemented in December 2015, which involved installing a number of portable compressors. Barrick was able to restore capacity to 100% by mid-January 2016 with portable compressor motors. The first repaired motor was reinstalled and commissioned in late January 2016 and the second motor was repaired and reinstalled early February 2016.

        In calendar 2016, Barrick expects improved throughput and plant availability as compared to calendar 2015 primarily due to overcoming the issues related to the oxygen plant motor failures which negatively impacted 2015 throughput. In addition, Barrick is focused on improving efficiency and throughput through ore blending optimization, increasing autoclave availability, and optimization of maintenance strategies. A prefeasibility study is expected to be commissioned in the second half of calendar 2016 to evaluate a possible increase in tailings storage capacity, giving the potential to move a significant portion of the mine's 7.7 million ounces of gold and 44.7 million ounces of silver in measured and indicated resources to reserves.

        Barrick delivers gold and silver to RGLD Gold on a quarterly basis (mid-March, June, September and December) based on Barrick's 60% indirect share of any provisional and final offtake settlements in the prior three calendar month period, subject to certain specific terms of the agreement (including a fixed silver recovery assumption of 70%). RGLD Gold usually sells gold and silver ounces over the three month period following physical receipt. All of these factors may result in a difference of produced ounces reported by Barrick and those reported as sold by Royal Gold for each quarter.

Wassa and Prestea (Western Region, Ghana)

        As discussed in further detail in Item 1, Business, Fiscal 2016 Business Developments, on July 28, 2015, RGLD Gold acquired the right to purchase 9.25% of the gold produced from the Wassa and Prestea projects, operated by Golden Star, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production. At that point, the stream percentage will increase to 10.5% of gold produced from the Wassa and Prestea mines until an aggregate 240,000 ounces have been delivered. Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining term of the transaction.

        The Wassa open pit mine and oxide ore mill are located near the village of Akyempim in the Wassa East District, in the Western Region of Ghana, approximately 50 miles north of Cape Coast and 93 miles west of the capital Accra. The main access to the site is from the east, via the Cape Coast to Twifo-Praso road, then over the combined road-rail bridge on the Pra River. There is also an access road from Takoradi in the south via Mpohor. An airport at Takoradi is capable of handling jet aircraft and is serviced by several commercial flights each day. Future Wassa production will come from both open pit and underground operations.

        Prestea is currently an open pit operation producing oxide ore located in the Ashanti gold district in the central eastern section of the Western Region of Ghana, approximately 6 miles south of the town of Bogoso. Access to the property is by commercial air carrier to Accra and then by vehicle on a paved and gravel road.

        Stream deliveries from Wassa and Prestea were 21,500 ounces of gold during the fiscal year ended June 30, 2016. Golden Star's total production in calendar 2016 is expected to be between 180,000 - 205,000 ounces of gold.

        On July 12, 2016, Golden Star announced pre-commercial production commenced at Wassa underground gold mine, as scheduled. Wassa underground is expected to achieve commercial production in early calendar 2017, at which time it is expected to deliver 2,000 to 2,500 tonnes of ore per day. The Prestea underground project is currently in development with a planned average annual gold production of 90,000 ounces at a cash operating cost of $468 per ounce. Golden Star expects first production from the Prestea underground project in mid-calendar 2017.

Royalty Interests

Cortez (Nevada, USA)

        Cortez is a series of large open-pits and underground mines, utilizing mill and heap leach processing, and is operated by Barrick. The operation is located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Our royalty interest at Cortez applies to the Pipeline, South Pipeline, part of the Gap pit and the Crossroads deposit, which are operated by subsidiaries of Barrick.

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

  (d)
  Net Value Royalty ("NVR1").    This is a fixed 1.25% NVR on production from the GAS Claims located on a portion of Cortez that excludes the Pipeline open pit. The Company owns 81.098% of the 1.25% NVR (or 1.014%) while limited partners in Crescent Valley Partners, L.P., which is consolidated in our financial statements, own the remaining portion of the 1.25% NVR. A 0.618% portion of our NVR1 royalty covers the mining claims that comprise the Crossroads deposit.

        We also own three other royalties in the Cortez area where there is currently no production and no reserves attributed to these royalty interests.

        The following shows the current sliding-scale GSR1 and GSR2 royalty rates under our royalty agreement with Cortez:

London P.M. Quarterly Average Price of Gold Per Ounce ($U.S.)	GSR1 and GSR2 Royalty Percentage
Below $210	0.40%
$210.00 - $229.99	0.50%
$230.00 - $249.99	0.75%
$250.00 - $269.99	1.30%
$270.00 - $309.99	2.25%
$310.00 - $329.99	2.60%
$330.00 - $349.99	3.00%
$350.00 - $369.99	3.40%
$370.00 - $389.99	3.75%
$390.00 - $409.99	4.00%
$410.00 - $429.99	4.25%
$430.00 - $449.99	4.50%
$450.00 - $469.99	4.75%
$470.00 and above	5.00%

        Production attributable to our royalty interest at Cortez decreased approximately 68% during our fiscal year ended June 30, 2016, when compared to the fiscal year ended June 30, 2015. The decrease was primarily due to Barrick's production focus on Cortez Hills, where we do not have a royalty interest, and reduced production from the Pipeline, South Pipeline and Gap pits, where our royalty applies, compared to the prior fiscal year. Barrick expects calendar 2016 gold production at Cortez, subject to our royalty interests to be down compared to calendar 2015 production. Waste stripping at Crossroads, which is subject to our royalty interest, is expected to restart later in calendar 2016.

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

        Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito decreased approximately 21%, 13%, 15% and 2%, respectively, during the fiscal year ended June 30, 2016, when compared to the fiscal year ended June 30, 2015. The decrease in production is attributable to lower throughput, grades and recovery. Additionally, production decreased as a result of a 10-day shutdown during the June 2016 quarter for planned mill maintenance. By July 2016, the mill returned to normal operations. Over the next three calendar years, Goldcorp expects mining activities in the pit to be focused on lower grade ore in the upper parts of the Peñasco pit while stripping is emphasized to ensure an economically optimal pit shell design to maximize the net asset value of the operation. By calendar 2019, Goldcorp expects Peñasquito's gold production to benefit from mining higher grades at the bottom of the Peñasco pit and significantly enhanced metallurgical recoveries with the planned completion of the approval of the Pyrite Leach Project ("PLP") in July 2016. The PLP is expected to increase overall gold and silver recovery by treating the zinc tailings before discharge to the tailings storage facility. Construction activities continued on the Northern Well Field ("NWF") project with 15% of the total water production commissioned by June 30, 2016. The NWF remains on schedule for completion by the end of the September 2016 quarter.

Principal Development Stage Properties

        The following is a description of our principal development stage properties. Reserves for our development stage properties are summarized below in Table 1 as part of this Item 2, Properties.

Pascua-Lama Project (Region III, Chile)

        We own a 0.78% to 5.45% sliding-scale NSR royalty on the Pascua-Lama project, which straddles the border between Argentina and Chile, and is being developed by Barrick. The Company owns an additional royalty equivalent to 1.09% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017. The Pascua-Lama project is located within 7 miles of Barrick's operating Veladero mine. Access to the project is from the city of Vallenar, Region III, Chile, via secondary roads C-485 to Alto del Carmen, Chile, and C-489 from Alto del Carmen to El Corral, Chile.

        Our royalty interests are applicable to all gold and copper production from the portion of the Pascua-Lama project lying on the Chilean side of the border. In addition, our interest at Pascua-Lama contains certain contingent rights and obligations. Specifically, (i) if gold prices exceed $600 per ounce for any six month period during the first 36 months of commercial production from the project, the Company would make a one-time payment of $8.4 million; (ii) approximately 20% of the royalty is limited to 14.0 million ounces of gold produced from the project, while 24% of the royalty can be extended beyond 14.0 million ounces of gold produced for a one-time payment of $4.4 million; and (iii) we also increased our interest in two one-time payments from $0.5 million to $1.5 million, which are payable by Barrick upon the achievement of certain production thresholds at Pascua-Lama.

        The sliding-scale NSR royalty is based upon the gold price as shown in the following table:

London Bullion Market Association P.M. Monthly Average Price of Gold per Ounce (US$)	NSR Royalty Percentage
less than $325	0.78%
$400	1.57%
$500	2.72%
$600	3.56%
$700	4.39%
$800 or greater	5.45%

Note: Royalty rate is interpolated between the upper and lower endpoints.

        Pascua-Lama is one of the world's largest gold and silver deposits with nearly 18 million ounces of proven and probable gold reserves, 676 million ounces of silver contained within the gold reserves, and an expected mine life of 25 years. Barrick expects Pascua-Lama to produce an average of 800,000 to 850,000 ounces of gold and 35 million ounces of silver annually during its first full five years of operation.

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

Rainy River (Ontario, Canada)

        As discussed in further detail in Item 1, Business, Fiscal 2016 Business Developments, RGLD Gold owns the right to purchase 6.50% of the gold produced from the Rainy River project until 230,000 gold ounces have been delivered, and 3.25% thereafter; and 60% of the silver produced from the Rainy River project until 3.1 million silver ounces have been delivered, and 30% thereafter. The cash purchase price for the gold and silver ounces is 25% of the spot price per ounce of gold or silver at the time of delivery.

        The Rainy River project is centered within the Richardson Township in northwestern Ontario, Canada, and is operated by New Gold. The project is approximately 40 miles northwest of Fort Frances and approximately 100 miles south of Kenora and approximately 260 miles west of Thunder Bay. The project site is easily accessible by a network of secondary all-weather roads that branch off the well-maintained Trans-Canada Highways 11 and 71.

        Construction was initiated in calendar 2015. In July 2016, New Gold reported that overall construction was approximately 40%. During the June 2016 quarter, installation of the mechanical, piping, electrical and instrumentation equipment commenced in the grinding building and the primary crusher, and the first ball mill shell was installed. During the course of the construction of the water management facility earlier in calendar 2016, New Gold identified areas where the strength of the foundation is less than was estimated for the original designs. As a result, during the June 2016 quarter, New Gold submitted revised construction designs for regulatory review. New Gold anticipates receipt of the requisite permit amendments to begin remediation work on the water management facility within the September 2016 quarter. New Gold also is finalizing its review of the tailings management facility design, parts of which are similarly impacted by the foundation conditions, and plans to submit its proposed redesigns for regulatory review by mid-August 2016. With construction of the processing facilities and other components of the project on schedule, and the process of amending the water and tailings management facilities advancing as planned, New Gold continues to target first production at Rainy River in mid-2017.

Reserve Information

        Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead, cobalt and molybdenum that are subject to our stream and royalty interests as of December 31, 2015, as reported to us by the operators of the mines. Properties are currently in production unless noted as development ("DEV") within the table. The exploration royalties we own do not contain proven and probable reserves as of December 31, 2015. Please refer to pages 35-36 for the footnotes to Table 1.

Proven and Probable Gold Reserves

As of December 31, 2015(1)

Gold(2)
				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Bald Mountain	1.75% - 2.5% NSR(7)	Kinross	United States	15.911	0.027	0.423
Cortez (Pipeline) GSR1	0.40 - 5.0% GSR(8)	Barrick	United States	22.370	0.026	0.591
Cortez (Pipeline) GSR2	0.40 - 5.0% GSR(8)	Barrick	United States	91.607	0.034	3.116
Cortez (Pipeline) GSR3	0.71% GSR	Barrick	United States	32.641	0.023	0.744
Cortez (Pipeline) NVR1	1.01% NVR	Barrick	United States	17.383	0.026	0.457
Cortez (Pipeline) NVR1C	0.62% NVR	Barrick	United States	81.336	0.036	2.963
Gold Hill(9)	1.0 - 2.0% NSR(10)	Kinross	United States	6.552	0.019	0.124
	0.6 - 0.9% NSR(11)
Goldstrike (SJ Claims)	0.9% NSR	Barrick	United States	0.000	0.000	0.000
Hasbrouck (DEV)	1.5% NSR	West Kirkland/Clover Nevada	United States	35.616	0.017	0.588
Leeville	1.8% NSR	Newmont	United States	4.614	0.218	1.005
Marigold (DEV)	2.0% NSR	Silver Standard	United States	148.220	0.013	1.867
Pinson	3.0% NSR(12)	Waterton Precious Metals Fund	United States	7.557	0.064	0.483
	2.94% NSR(13)
Robinson	3.0% NSR	KGHM	United States	159.465	0.005	0.827
Ruby Hill	3.0% NSR	Waterton Precious Metals Fund	United States	1.726	0.014	0.024
Soledad Mountain (DEV)	3.0% NSR(14)	Golden Queen/Gauss LLC	United States	51.052	0.019	0.984
Twin Creeks	2.0% GPR	Newmont	United States	0.932	0.080	0.075
Wharf	0.0 - 2.0% NSR(15)	Coeur	United States	28.670	0.027	0.763
Back River - Goose Lake (DEV)	1.95% NSR(16)	Sabina Gold & Silver	Canada	13.623	0.184	2.503
Canadian Malartic	1.0 - 1.5% NSR(17)	Agnico Eagle/Yamana	Canada	100.267	0.030	3.035
Holt	0.00013 × quarterly avg. gold price	Kirkland Lake	Canada	3.109	0.141	0.439
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	0.011	0.124
Mount Milligan	52.25% of gold produced(18)	Thompson Creek	Canada	558.219	0.010	5.689
Rainy River (DEV)	6.5% of gold produced(19)	New Gold	Canada	114.945	0.033	3.772
Pine Cove (DEV)	7.5% NPI	Anaconda Mining	Canada	2.905	0.060	0.175
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.006	5.775
Williams	0.97% NSR	Barrick	Canada	8.847	0.055	0.483
Dolores	3.25% NSR	Pan American	Mexico	57.541	0.027	1.570
Mulatos	1.0 - 5.0% NSR(20)	Alamos	Mexico	49.287	0.031	1.543
Peñasquito(21)	2.0% NSR (Oxide)	Goldcorp	Mexico	24.008	0.013	0.310
	2.0% NSR (Sulfide)			646.704	0.015	9.870
Andacollo	100% of gold produced(22)	Teck	Chile	459.664	0.004	1.609
El Morro	1.4% NSR(23)	Goldcorp	Chile	198.103	0.013	2.674
El Toqui	0.0 - 3.0% NSR(24)	Nyrstar	Chile	4.145	0.047	0.194
Pascua-Lama (DEV)(25)	0.78 - 5.23% NSR(26)	Barrick	Chile	320.645	0.046	14.680
Don Mario	3.0% NSR	Orvana	Bolivia	0.638	0.029	0.018
Don Nicolas (DEV)	2.0% NSR	Compañía Inversora en Minas	Argentina	1.327	0.148	0.196
Pueblo Viejo	7.5% of gold produced(27)	Barrick (60%)	Dominican Republic	103.481	0.087	8.960
El Limon	3.0% NSR	B2Gold	Nicaragua	1.378	0.126	0.173
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.089	0.675
Mara Rosa (DEV)	1.0% NSR	Amarillo Gold	Brazil	18.868	0.050	0.946
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.002	0.001
Celtic/Wonder North (DEV)	1.5% NSR	Bligh Resources	Australia	1.507	0.064	0.097
Gwalia Deeps	1.5% NSR	St . Barbara	Australia	8.666	0.219	1.900
Kundip (DEV)	1.0 - 1.5% GSR(28)	ACH Minerals/Silver Lake	Australia	3.097	0.099	0.307
Meekatharra (Nannine) (DEV)	1.5% NSR	Metals X	Australia	0.000	0.000	0.000

Gold(2)
				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Gold Grade (opt)	Gold Contained Ozs(6) (M)
Meekatharra (Paddy's Flat) (DEV)	1.5% NSR	Metals X	Australia	3.858	0.125	0.483
	A$10 per gold ounce produced(29)
Meekatharra (Reedys) (DEV)	1.5%, 1.5 - 2.5%, 1% NSR(30)	Metals X	Australia	0.992	0.092	0.092
Meekatharra (Yaloginda)	0.45% NSR	Metals X	Australia	3.858	0.007	0.028
Red Dam	2.5% NSR	Evolution Mining	Australia	1.764	0.063	0.111
South Laverton	1.5% NSR	Saracen	Australia	7.961	0.065	0.516
Southern Cross	1.5% NSR	China Hanking Holding	Australia	3.286	0.070	0.229
Inata	2.5% GSR	Avocet	Burkina Faso	5.820	0.056	0.326
Taparko(31)	2.0% GSR	Nord Gold	Burkina Faso	5.978	0.084	0.502
Wassa and Prestea	10.5% of gold produced(32)	Golden Star Resources	Ghana	26.044	0.082	2.143
Svetloye (DEV)	1.0% NSR	Polymetal	Russia	8.069	0.082	0.664

Proven and Probable Silver Reserves

As of December 31, 2015(1)

Silver(33)
				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Silver Grade (opt)	Silver Contained Ozs(6) (M)
Gold Hill	1.0 - 2.0% NSR(10)	Kinross	United States	6.552	0.278	1.823
	0.6 - 0.9% NSR(11)
Hasbrouck (DEV)	1.5% NSR	West Kirkland/Clover Nevada	United States	35.616	0.297	10.569
Soledad Mountain (DEV)	3.0% NSR(14)	Golden Queen/Gauss LLC	United States	51.052	0.324	16.516
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	1.009	11.618
Rainy River (DEV)	60% Stream	New Gold	Canada	114.945	0.082	9.410
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.050	51.895
Dolores	2.0% NSR	Pan American	Mexico	57.541	0.923	53.100
Peñasquito(21)	2.0% NSR (Oxide)	Goldcorp	Mexico	24.008	0.642	15.410
	2.0% NSR (Sulfide)			646.704	0.876	566.550
El Toqui	0.0 - 3.0% NSR(24)	Nyrstar	Chile	7.606	0.156	1.185
Don Mario	3.0% NSR	Orvana	Bolivia	0.638	0.740	0.472
Don Nicolas (DEV)	2.0% NSR	Compañía Inversora en Minas	Argentina	1.327	0.302	0.401
Pueblo Viejo	75% of silver produced(27)	Barrick (60%)	Dominican Republic	103.481	0.523	54.145
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.156	1.185
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.498	0.380
Svetloye (DEV)	1.0% NSR	Polymetal	Russia	8.069	0.095	0.765

 Proven and Probable Base Metal Reserves

As of December 31, 2015(1)

Copper(34)
				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Johnson Camp	2.5% NSR	Excelsior Mining	United States	111.200	0.295%	656.000
Robinson	3.0% NSR	KGHM	United States	159.465	0.431%	1375.670
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.676	0.839%	11.355
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	2.010%	462.678
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.271%	5630.715
Voisey's Bay	2.7% NSR	Vale	Canada	39.793	1.048%	834.075
Don Mario	3.0% NSR	Orvana	Bolivia	0.638	0.887%	11.319
El Morro (DEV)	1.4% NSR	Goldcorp	Chile	198.103	0.494%	1959.099
Pascua-Lama (DEV)(35)	1.05% NSR	Barrick	Chile	320.645	0.085%	548.177
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	2.130%	32.466
Las Cruces	1.5% NSR	First Quantum	Spain	8.047	4.996%	804.026

Lead(36)
				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Peñasquito(21)	2.0% NSR (Sulfide)	Goldcorp	Mexico	646.704	0.261%	3701.260
El Toqui	0.0 - 3.0% NSR(24)	Nyrstar	Chile	4.145	0.272%	22.509
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.517%	7.879

Zinc(37)
				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.676	8.577%	116.036
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	3.190%	734.300
Peñasquito(21)	2.0% NSR (Sulfide)	Goldcorp	Mexico	646.704	0.626%	8885.920
El Toqui	0.0 - 3.0% NSR(24)	Nyrstar	Chile	4.145	5.956%	493.712
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	1.921%	29.274

NICKEL(38)
				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	39.793	2.237%	1779.968

COBALT(39)
				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Voisey's Bay	2.7% NSR	Vale	Canada	39.793	0.130%	103.331

MOLYBDENUM(40)
				PROVEN + PROBABLE		RESERVES(3)(4)(5)
PROPERTY	ROYALTY	OPERATOR	LOCATION	Tons of Ore (M)	Average Base Metal Grade (%)	Base Metal Contained Lbs(6) (M)
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1037.054	0.018%	373.340

(1)
Reserves have been reported by the operators of record as of December 31, 2015, with the exception of the following properties: Don Mario—September 30, 2015; Gwalia Deeps, South Laverton—June 30, 2015; Hasbrouck Mountain—June 3, 2015; Wharf—June 1, 2015; Svetloye—January 1, 2015; Bald Mountain, El Morro, El Toqui, Gold Hill, Holt, Inata, La India, Meekatharra (Nannine, Paddy's Flat, Reedys and Yaloginda), Pinson, Rainy River, Ruby Hill and Soledad Mountain—December 31, 2014; Back River—October 21, 2014; Kundip—June 30, 2014; Celtic/Wonder North—November 21, 2013; Schaft Creek—December 31, 2012; Don Nicolas, Johnson Camp and Pascua-Lama—December 31, 2011; Mara Rosa—October 28, 2011; Balcooma—June 30, 2011; Kutcho Creek—February 15, 2011; Pine Cove—June 30, 2010; and Caber—July 18, 2007.

(2)
Gold reserves were calculated by the operators at the following per ounce prices: A$1,500—South Laverton; A$1,474—Southern Cross $1,450—Kundip; A$1,400—Celtic/Wonder North and Meekatharra (Nannine, Paddy's Flat, Reedys and Yaloginda); $1,366—Schaft Creek; $1,350—El Toqui; A$1,310—Red Dam; $1,300—El Morro, Pinson and Svetloye; $1,275—Wharf; $1,250—Back River, Holt, Inata, La India, Mount Milligan, Mulatos and Soledad Mountain; A$1,250—Gwalia Deeps; $1,225—Hasbrouck Mountain; $1,200—Andacollo, El Limon, Gold Hill, Leeville, Pascua-Lama, Robinson, Taparko and Twin Creeks; $1,180—Dolores; $1,150—Canadian Malartic; $1,100—Bald Mountain, Don Mario, Don Nicolas, Mara Rosa, Marigold, Peñasquito, Ruby Hill, Wassa, Bogoso and Prestea and Williams; $1,000—Cortez, Goldstrike and Pueblo Viejo; and $983—Pine Cove. No gold price was reported for Balcooma, Caber or Kutcho Creek.

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

(5)
The reserves reported are either estimates received from the various operators or are based on documentation material provided to Royal Gold or which is derived from recent publicly-available information from the operators of the various properties or various recent National Instrument 43-101 or JORC Code reports filed by operators. Royal Gold did not prepare reserve or feasibility studies and does not have the ability to independently confirm any reserve information presented. Accordingly, Royal Gold is not able to reconcile the reserve estimates prepared in reliance on National Instrument 43-101 or JORC Code with definitions of the U.S. Securities and Exchange Commission.

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

(8)
GSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $210 - 0.40%; $210 to $229.99 - 0.50%; $230 to $249.99 - 0.75%; $250 to $269.99 - 1.30%; $270 to $309.99 - 2.25%; $310 to $329.99 - 2.60%; $330 to $349.99 - 3.00%; $350 to $369.99 - 3.40%; $370 to $389.99—$3.75%; $390 to $409.99 - 4.0%; $410 to $429.99 - 4.25%; $430 to $449.99 - 4.50%; $450 to $469.99 - 4.75%; $470 and higher—5.00%.

(9)
The royalty is capped at $10 million. As of June 30, 2016, royalty payments of approximately $4.2 million have been received.

(10)
The 1.0% to 2.0% sliding-scale NSR royalty will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The 0.6% to 0.9% NSR sliding-scale schedule (price of gold per ounce—royalty rate): Below $300 - 0.6%; $300 to $350 - 0.7%; > $350 to $400 - 0.8%; > $400 -0.9%. The silver royalty rate is based on the price of gold.

(11)
The 0.6% to 0.9% sliding-scale NSR applies to the M-ACE claims. The operator did not break out reserves or resources subject to the M-ACE claims royalty.

(12)
Royalty only applies to Section 29 which currently holds about 95% of the reserves reported for the property. An additional Cordilleran royalty applies to a portion of Section 28.

(13)
Additional Rayrock royalties apply to Sections 28, 32 and 33; these royalty rates vary depending on pre-existing royalties. The Rayrock royalties take effect once 200,000 ounces of gold have been produced from open pit mines on the property. As of June 30, 2016, approximately 103,000 ounces have been produced.

(14)
Royalty is capped at $300,000 plus simple interest.

(15)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to under $350 - 0.0%; $350 to under $400 - 0.5%; $400 to under $500 - 1.0%; $500 or higher—2.0%.

(16)
Goose Lake royalty applies to production above 400,000 ounces.

(17)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $350 - 1.0%; above $350 - 1.5%.

(18)
Thompson Creek will deliver 52.25% of gold produced, at a purchase price equal to the lesser of $435 per ounce delivered or the prevailing spot price.

(19)
New Gold will deliver: (a) gold in amounts equal to 6.50% of gold produced until 230,000 ounces have been delivered, and 3.25% of gold produced thereafter, and (b) silver in amounts equal to 60% of silver produced until 3.10 million ounces have been delivered, and 30% of silver produced thereafter, in each case at a purchase price equal to 25% of the spot price per ounce delivered.

(20)
The Company's royalty is subject to a 2.0 million ounce cap on gold production. There have been approximately 1.55 million ounces of cumulative production as of June 30, 2016. NSR sliding-scale schedule (price of gold per ounce—royalty rate): $0.00 to $299.99 - 1.0%; $300 to $324.99 - 1.50%; $325 to $349.99 - 2.0%; $350 to $374.99 - 3.0%; $375 to $399.99 - 4.0%; $400 or higher—5.0%.

(21)
Operator reports reserves by material type. The sulfide material will be processed by milling. The oxide material will be processed by heap leaching.

(22)
Teck will deliver gold in amounts equal to 100% of payable gold until 900,000 ounces have been delivered, and 50% of payable gold thereafter, subject to a fixed payable percentage of 89%, at a purchase price equal to 15% of the monthly average gold price for the month preceding the delivery date for each ounce delivered.

(23)
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

(26)
NSR sliding-scale schedule (price of gold per ounce—royalty rate): less than or equal to $325 - 0.78%; $400 - 1.57%; $500—$2.72%; $600 - 3.56%; $700 - 4.39%; greater than or equal to $800 - 5.23%. Royalty is interpolated between lower and upper endpoints.

(27)
Barrick will deliver: (a) gold in amounts equal to 7.50% of Barrick's 60% interest in gold produced until 990,000 ounces have been delivered, and 3.75% of Barrick's 60% interest in gold produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 550,000 ounces have been delivered, and 60% of the spot price per ounce delivered thereafter; and (b) silver in amounts equal to 75% of Barrick's 60% interest in silver produced, subject to a minimum silver recovery of 70%, until 50 million ounces have been delivered, and 37.50% of Barrick's 60% interest in silver produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce delivered thereafter.

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

(31)
There is a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

(32)
Golden Star will deliver 9.25% of gold produced, until the earlier of (a) December 31, 2017 or (b) the date at which the Wassa and Prestea underground projects achieve commercial production, at which point Golden Star will deliver 10.5% (or 10.9% if Royal Gold's total investment increases from $145 million to $150 million) of gold produced until 240,000 ounces have been delivered (or 250,000 ounces if the total investment increases from $145 million to $150 million), at a purchase price equal to 20% of the spot price per ounce delivered. Thereafter Golden Star will deliver 5.5% of gold produced, at a purchase price equal to 30% of the spot price per ounce delivered.

(33)
Silver reserves were calculated by the operators at the following prices per ounce: $25.96—Schaft Creek; $25.00—Don Nicolas; $23.00—El Toqui; $22.50—Svetloye; $20.00—Gold Hill; $17.50—Hasbrouck Mountain; $17.00—Dolores and Soledad; $16.50—Don Mario and Peñasquito; and $15.00—Pueblo Viejo. No silver price was reported for Balcooma or Kutcho Creek.

(34)
Copper reserves were calculated by the operators at the following prices per pound: $3.52—Schaft Creek; $3.21—Robinson $3.00—El Morro; $2.98—Voisey's Bay; $2.75—Don Mario; $2.70—Las Cruces; $2.50—Johnson Camp; and $2.00—Pascua-Lama. No copper reserve price was reported for Balcooma, Caber or Kutcho Creek.

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

(37)
Zinc reserve price was calculated by the operators at the following prices per pound: $1.13—El Toqui; and $0.95—Peñasquito. No zinc reserve price was reported for Balcooma, Caber or Kutcho Creek.

(38)
Nickel reserve price was calculated by the operator at the following price per pound: $6.61—Voisey's Bay.

(39)
Cobalt reserve price was calculated by the operator at the following price per pound: $12.81—Voisey's Bay.

(40)
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Current Stockholders

        Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "RGLD" on the TSX under the symbol "RGL" until July 8, 2016, when we voluntarily delisted from the TSX. The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on NASDAQ for each quarter since July 1, 2014.

        As of July 28, 2016, there were 884 stockholders of record of our common stock.

		Sales Prices
Fiscal Year:		High	Low
2016	First Quarter (July, Aug., Sept.—2015)	$63.99	$42.21
	Second Quarter (Oct., Nov., Dec.—2015)	$53.47	$34.42
	Third Quarter (Jan., Feb., Mar.—2016)	$53.32	$24.68
	Fourth Quarter (April, May, June—2016)	$72.04	$49.50
2015	First Quarter (July, Aug., Sept.—2014)	$82.84	$63.86
	Second Quarter (Oct., Nov., Dec.—2014)	$72.81	$55.55
	Third Quarter (Jan., Feb., Mar.—2015)	$77.20	$57.55
	Fourth Quarter (April, May, June—2015)	$67.99	$61.00

Dividends

        We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold prices, economic market conditions and funding requirements for future opportunities or operations.

        For calendar year 2016, our annual dividend is $0.92 per share of common stock. We paid the first payment of $0.23 per share on January 22, 2016, to common stockholders of record at the close of business on January 8, 2016. We paid the second payment of $0.23 per share on April 15, 2016, to common stockholders of record at the close of business on April 1, 2016. We paid the third payment of $0.23 per share on July 15, 2016 to common stockholders of record at the close of business on July 1, 2016. Subject to board approval, we anticipate paying the fourth payment of $0.23 per share on October 14, 2016, to common shareholders of record at the close of business on September 30, 2016.

        For calendar year 2015, our annual dividend was $0.88 per share of common stock and exchangeable shares (for April 2015 and July 2015 dividend payments only), paid on a quarterly basis of $0.22 per share. For calendar year 2014, we paid an annual dividend of $0.84 per share of common stock and exchangeable shares in four quarterly payments of $0.21 each.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years Ended June 30,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except per share data)
Revenue(1)	$359,790	$278,019	$237,162	$289,224	$263,054
Operating income	$4,816	$87,235	$108,720	$171,167	$156,634
Net (loss) income	$(82,438)	$52,678	$63,472	$73,409	$98,309
Net (loss) income available to Royal Gold common stockholders	$(77,149)	$51,965	$62,641	$69,153	$92,476
Net (loss) income per share available to Royal Gold common stockholders:
Basic	$(1.18)	$0.80	$0.96	$1.09	$1.61
Diluted	$(1.18)	$0.80	$0.96	$1.09	$1.61
Dividends declared per common share(2)	$0.91	$0.87	$0.83	$0.75	$0.56

	As of June 30,
	2016	2015	2014	2013	2012
	(Amounts in thousands)
Stream and royalty interests, net	$2,848,087	$2,083,608	$2,109,067	$2,120,268	$1,890,988
Total assets	$3,066,552	$2,917,191	$2,882,316	$2,895,747	$2,365,290
Debt	$600,685	$313,869	$302,632	$292,669	$282,172
Total liabilities	$780,667	$501,264	$509,759	$525,111	$501,861
Total Royal Gold stockholders' equity	$2,229,016	$2,353,122	$2,354,725	$2,348,887	$1,838,459

(1)
Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 29% increase in revenue during fiscal year 2016 when compared to fiscal year 2015 and the 17% increase in revenue during fiscal year 2015 when compared to fiscal year 2014.

(2)
The 2016, 2015, 2014, 2013 and 2012 calendar year dividends were $0.92, $0.88, $0.84, $0.80 and $0.60, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Royal Gold, Inc. ("Royal Gold", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

        Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the term of the agreement. As of June 30, 2016, we owned stream interests on four producing properties and three development stage properties. As discussed further in Item 1, Business, Fiscal 2016 Business Developments, we invested approximately $1.3 billion in stream interests in our fiscal year 2016, including stream interests relating to Pueblo Viejo, Andacollo, Wassa and Prestea, and Rainy River. Stream interests accounted for approximately 66% and 34% of our total revenue for the fiscal years ended June 30, 2016 and 2015, respectively. We expect stream interests to continue growing as a proportion of our total revenue.

        Acquisition and Management of Royalty Interests—Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2016, we owned royalty interests on 34 producing properties, 21 development stage properties and 131 exploration stage properties, of which we consider 50 to be evaluation stage projects. We use "evaluation stage" to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalties accounted for approximately 34% and 66% of our total revenue for the fiscal years ended June 30, 2016 and 2015, respectively.

        We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold, LLC joint venture, we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

        In the ordinary course of business, we engage in a continual review of opportunities to acquire existing stream and royalty interests, to establish new streams on operating mines, to create new stream and royalty interests through the financing of mine development or exploration, or to acquire companies that hold stream and royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

        Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver and copper, together with the amounts of production from our producing stage stream and royalty interests. For the fiscal years ended June 30, 2016, 2015 and 2014, gold, silver, and copper price averages and percentage of revenue by metal were as follows:

	Fiscal Year Ended
	June 30, 2016		June 30, 2015		June 30, 2014
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce	$1,168	88%	$1,224	81%	$1,296	72%
Silver ($/ounce)	$15.32	3%	$17.36	3%	$20.57	6%
Copper ($/pound)	$2.22	4%	$2.89	7%	$3.18	8%
Other	N/A	5%	N/A	9%	N/A	14%

Operators' Production Estimates by Stream and Royalty Interest for Calendar 2016

        We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2016. The following table shows such production estimates for our principal producing properties for calendar 2016 as well as the actual production reported to us by the various operators through June 30, 2016. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators' estimates or production reports and have not independently assessed or verified the accuracy of such information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing and development properties.

Operators' Estimated and Actual Production by Stream and Royalty Interest for Calendar 2016
Principal Producing Properties

	Calendar 2016 Operator's Production Estimate(1)			Calendar 2016 Operator's Production Actual(2)(3)
Stream/Royalty	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)	Gold (oz.)	Silver (oz.)	Base Metals (lbs.)
Stream:
Andacollo(4)	57,600	—	—	25,300	—	—
Mount Milligan(5)	240,000 - 270,000	—	—	99,700	—	—
Pueblo Viejo(6)	600,000 - 650,000	Not provided		321,900	Not provided	—
Wassa and Prestea(7)	180,000 - 205,000			95,700
Royalty:
Cortez GSR1	119,200	—	—	31,800	—	—
Cortez GSR2	1,300	—	—	2,700	—	—
Cortez GSR3	120,500	—	—	34,400	—	—
Cortez NVR1	68,900	—	—	23,700	—	—
Peñasquito(8)(9)	520,000 - 580,000	22 - 24 million	—	161,000	7.8 million	—
Lead(8)(9)			145 - 155 million			46.1 million
Zinc(8)(9)			375 - 400 million			109.4 million

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

(2)
Actual production figures shown are for the period January 1, 2016 through June 30, 2016, unless otherwise noted.

(3)
Actual production figures for Cortez are based on information provided to us by the operators, and actual production figures for Andacollo, Mount Milligan, Peñasquito (gold) and Wassa and Prestea are the operators' publicly reported figures.

(4)
The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(5)
The estimated and actual production figures shown for Mount Milligan are payable gold in concentrate.

(6)
The estimated and actual production figures shown are payable gold in doré and represent Barrick's 60% interest in Pueblo Viejo.

(7)
The estimated production figure shown is payable gold in doré.

(8)
The estimated gold and silver production figures reflect payable gold and silver in concentrate and doré, while the estimated lead and zinc production figures reflect payable metal in concentrate.

(9)
The Company's royalty interest at Peñasquito includes gold, silver, lead and zinc. Actual production for the quarter ended March 31, 2016, was not available from the operator as of the date of this report.

Historical Production

        The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our stream and royalty interests, as reported to us by the operators of the mines:

Historical Production(1) by Stream and Royalty Interest
Principal Producing Properties
For the Fiscal Years Ended June 30, 2016, 2015 and 2014

Stream/Royalty	Metal	2016	2015	2014
Stream:
Mount Milligan	Gold	108,800 oz.	76,900 oz.	21,100 oz.
Andacollo	Gold	41,600 oz.	N/A	N/A
Pueblo Viejo	Gold	31,200 oz.	N/A	N/A
	Silver	208,900 oz.	N/A	N/A
Wassa and Prestea	Gold	20,100 oz.	N/A	N/A
Royalty:
Peñasquito	Gold	584,000 oz.	742,100 oz.	534,200 oz.
	Silver	21.4M oz.	24.6M oz.	27.7M oz.
	Lead	134.2 Mlbs.	158.4 Mlbs.	175.5 Mlbs.
	Zinc	333.0 Mlbs.	340.8 Mlbs.	310.9 Mlbs.
Cortez GSR1	Gold	62,600 oz.	153,000 oz.	7,600 oz.
Cortez GSR2	Gold	11,400 oz.	76,000 oz.	87,800 oz.
Cortez GSR3	Gold	74,000 oz.	229,000 oz.	95,400 oz.
Cortez NVR1	Gold	52,100 oz.	167,000 oz.	84,400 oz.
Holt(2)	Gold	58,300 oz.	61,500 oz.	63,100 oz.
Voisey's Bay(2)	Nickel	78.6 Mlbs.	62.8 Mlbs.	123.7 Mlbs.
	Copper	56.2 Mlbs.	64.8 Mlbs.	80.5 Mlbs.
Andacollo	Gold	— oz.	41,500 oz.	50,400 oz.

(1)
Historical production relates to the amount of metal sales, subject to our stream and royalty interests for each fiscal year presented, as reported to us by the operators of the mines, and may differ from stream deliveries discussed in Item 2, Properties, or from the operators' public reporting.

(2)
Royalty no longer considered principal to our business as of June 30, 2016.

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

        Our most critical accounting estimates relate to our assumptions regarding future gold, silver, copper, nickel and other metal prices and the estimates of reserves, production and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have stream and royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

Stream and Royalty Interests

        Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties. The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the Accounting Standards Codification ("ASC") guidance.

        Acquisition costs of production stage stream and royalty interests are depleted using the units of production method over the life of the mineral property (as sales occur under stream interests or royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator. Acquisition costs of stream and royalty interests on development stage mineral properties, which are not yet in production, are not amortized until the property begins production. Acquisition costs of stream or royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. Exploration costs are expensed when incurred.

Asset Impairment

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of stream and royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each stream and royalty interest using estimates of proven and probable reserves and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our stream or royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

        Estimates of gold, silver, copper, nickel and other metal prices, operators' estimates of proven and probable reserves or mineralized material related to our stream or royalty properties, and operators' estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 of the notes to consolidated financial statements for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2016 and 2015.

Revenue

        Revenue is recognized pursuant to guidance in ASC 605 and based upon amounts contractually due pursuant to the underlying streaming or royalty agreement. Specifically, revenue is recognized in accordance with the terms of the underlying stream or royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the stream or royalty being fixed or determinable; and (iv) the collectability being reasonably assured. For our streaming agreements, we recognize revenue when the metal is sold.

Metal Sales

        Gold and silver received under our metal streaming agreements is taken into inventory and then is sold primarily using average spot rate gold and silver forward contracts. The sales price for our gold and silver sold in average spot rate forward contracts is determined by the average daily gold or silver spot prices under the term of the contract, typically over a consecutive number of trading days between 10 days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales policy in effect at the time) commencing shortly after receipt and purchase of the metal. Revenue from gold and silver sales is recognized on the date of the settlement, which is also the date that title to the gold or silver passes to the purchaser.

Cost of Sales

        Cost of sales is specific to our stream agreements and is the result of our purchase of gold and silver for a cash payment. The cash payment at Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

Exploration Costs

        Exploration costs are specific to our Peak Gold joint venture for exploration and advancement of the Tetlin gold project, as discussed further in Note 3 of our notes to consolidated financial statements. Exploration costs associated with Peak Gold's exploration and advancement of the Tetlin gold project are expensed when incurred.

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

Liquidity and Capital Resources

Overview

        At June 30, 2016, we had current assets of $164.8 million compared to current liabilities of $22.7 million resulting in a working capital surplus of $142.1 million and a current ratio of 7 to 1. This compares to current assets of $797.0 million and current liabilities of $25.0 million at June 30, 2015, resulting in a working capital surplus of $772.0 million and a current ratio of approximately 32 to 1. The decrease in our working capital was primarily attributable to a decrease in our cash and equivalents as a result of the recent stream acquisitions, as discussed earlier under Item 1, Business, Fiscal 2016 Business Developments. Please refer to "Summary of Cash Flows" below for further discussion on changes to our cash and equivalents during the period.

        During the fiscal year ended June 30, 2016, liquidity needs were met from $288.8 million in net revenue and our available cash resources. As of June 30, 2016, the Company had $375 million available and $275 million outstanding under its revolving credit facility. Working capital, combined with the Company's undrawn revolving credit facility, resulted in $517.1 million of total liquidity at June 30, 2016. The Company was in compliance with each financial covenant under its revolving credit facility as of June 30, 2016. Refer to Note 6 of our notes to consolidated financial statements and below ("Recent Liquidity and Capital Resource Developments") for further discussion on our debt.

        We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future. Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including the remaining conditional commitments incurred in connection with the Ilovica, Golden Star and Rainy River stream acquisitions and the Peak Gold joint venture. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, has acquisition opportunities in various stages of active review. In the event of one or more substantial stream and royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

        Please refer to our risk factors included in Part I, Item 1A of this report for a discussion of certain risks that may impact the Company's liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Amendment to Revolving Credit Facility

        On March 16, 2016, the Company entered into Amendment No. 2 (the "Amendment") to the Sixth Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014 (as amended by Amendment No. 1 thereto as of April 29, 2015, the "Revolving Credit Agreement"), by and among the Company, certain subsidiaries of the Company as guarantors, certain lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders. The Amendment revises the Revolving Credit Agreement to extend the scheduled maturity date from January 29, 2019 to March 16, 2021. As of June 30, 2016, the Company had $275.0 million outstanding under the Revolving Credit Agreement.

Dividend Increase

        On November 10, 2015, we announced an increase in our annual dividend for calendar 2016 from $0.88 to $0.92, payable on a quarterly basis of $0.23 per share. The newly declared dividend is 5% higher than the dividend paid during calendar 2015. Royal Gold has steadily increased its annual dividend since calendar 2001.

Summary of Cash Flows

Operating Activities

        Net cash provided by operating activities totaled $169.9 million for the fiscal year ended June 30, 2016, compared to $192.1 million for the fiscal year ended June 30, 2015. The decrease was primarily due to an increase in income taxes paid of approximately $55.8 million primarily related to the sale of the Andacollo royalty, an increase in exploration costs of approximately $6.4 million and an increase in interest paid of approximately $7.3 million. These decreases in net cash provided by operating activities were partially offset by an increase in proceeds received from our stream and royalty interest interests, net of production taxes and cost of sales, of $47.5 million.

        Net cash provided by operating activities totaled $192.1 million for the fiscal year ended June 30, 2015, compared to $147.2 million for the fiscal year ended June 30, 2014. The increase was primarily due to an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $31.2 million. The increase was also due to a decrease in income tax payments, net of refunds, of approximately $7.1 million.

Investing Activities

        Net cash used in investing activities totaled $1.0 billion for the fiscal year ended June 30, 2016, compared to $51.2 million for the fiscal year ended June 30, 2015. The increase in cash used in investing activities is primarily due to an increase in acquisitions of stream and royalty interests in mineral properties (primarily the Pueblo Viejo and Andacollo stream acquisitions) compared to the prior year period. Please refer to Item 1, Business, Fiscal 2016 Business Developments, for further discussion on our recently acquired streams.

        Net cash used in investing activities totaled $51.2 million for the fiscal year ended June 30, 2015, compared to $84.8 million for the fiscal year ended June 30, 2014. The decrease in cash used in investing activities was primarily due to a decrease in funding for stream or royalty acquisitions and the termination of the Tulsequah streaming agreement, resulting in the return of the original $10.0 million advance payment. The Company made approximately $52.5 million in commitment payments during the fiscal year ended June 30, 2015, as part of the Phoenix Gold and Ilovica stream acquisitions.

Financing Activities

        Net cash provided by financing activities totaled $213.4 million for the fiscal year ended June 30, 2016, compared to cash used in financing activities of $57.6 million for the fiscal year ended June 30, 2015. The increase in cash provided by financing activities is primarily due to the Company's $275 million borrowing (net of repayment) under its revolving credit facility to fund stream acquisitions during the current period. Refer to Item 1, Business, Fiscal 2016 Business Developments, for further discussion on our recently acquired streams.

        Net cash used in financing activities totaled $57.6 million for the fiscal year ended June 30, 2015, compared to cash provided by financing activities of $66.9 million for the fiscal year ended June 30, 2014. The decrease was the result of a purchase of an additional royalty interest from a non-controlling interest of approximately $11.5 million during fiscal year 2014. This decrease was partially offset by an increase in the common stock dividend payment, which was the result of an increase in the dividend rate when compared to fiscal year 2014.

Contractual Obligations

        Our contractual obligations as of June 30, 2016, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2019 Notes(1)	$401,913	$10,638	$391,275	$—	$—
Revolving credit facility(2)	$320,458	$7,960	$15,919	$296,579	$—

Total	$722,371	$18,598	$407,194	$296,579	$—

(1)
Amounts represent principal ($370 million) and estimated interest payments ($31.9 million) assuming no early extinguishment.

(2)
Amounts represent principal ($275 million) and estimated interest payments ($45.5 million) assuming no early extinguishment.

        For information on our contractual obligations, see Note 6 of the notes to consolidated financial statements under Part II, Item 8, "Financial Statements and Supplementary Data" of this report. The above table does not include stream or royalty commitments as discussed in Note 15 of the notes to consolidated financial statements. The Company believes it will be able to fund all existing obligations from net cash provided by operating activities.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

Fiscal Year Ended June 30, 2016, Compared with Fiscal Year Ended June 30, 2015

        For the fiscal year ended June 30, 2016, we recorded a net loss available to Royal Gold common stockholders of $77.1 million, or ($1.18) per basic share and diluted share, compared to net income available to Royal Gold common stockholders of $52.0 million, or $0.80 per basic share and diluted share, for the fiscal year ended June 30, 2015. The decrease in our earnings per share was primarily attributable to impairment charges of approximately $98.6 million (including a royalty receivable write down of approximately $2.9 million) on our stream interest at the Phoenix Gold Project and certain other non-principal royalty interests during our quarter ended March 31, 2016, as discussed further below. The decrease in our earnings per share was also attributable to an increase in tax expense of approximately $56.0 million due to the Company's termination of the Andacollo royalty interest, as discussed below, and the planned liquidation of our Chilean subsidiary during the quarter ended September 30, 2015. These decreases were partially offset by an increase in our revenue, which is also discussed below. The effect of the impairment charges during our fiscal year ended June 30, 2016, was $1.33 per basic share, after taxes, while the effect of the tax expense attributable to the termination of the Andacollo royalty interest during the current period, was $0.86 per basic share. During the prior year period, our earnings per share were negatively impacted by impairment charges of approximately $31.3 million (including a royalty receivable write down of $3.0 million) on certain non-principal royalty interests. The effect of the impairment charges during the fiscal year ended June 30, 2015, was $0.37 per basic share, after taxes.

        For the fiscal year ended June 30, 2016, we recognized total revenue of $359.8 million, which is comprised of stream revenue of $238.0 million and royalty revenue of $121.8 million, at an average gold price of $1,168 per ounce, an average silver price of $15.32 per ounce and an average copper price of $2.22 per pound, compared to total revenue of $278.0 million, which is comprised of stream revenue of $94.1 million and royalty revenue of $183.9 million, at an average gold price of $1,224 per ounce, an average silver price of $17.36 per ounce and an average copper price of $2.89 per pound, for the fiscal year ended June 30, 2015. Revenue and the corresponding production, attributable to our stream and royalty interests, for the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests
Fiscal Years Ended June 30, 2016 and 2015
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2016		Fiscal Year Ended June 30, 2015
Stream/Royalty	Metal(s)	Revenue	Reported Production(1)	Revenue	Reported Production(1)
Stream(2):
Mount Milligan	Gold	$125,438	108,800 oz.	$94,104	76,900 oz.
Andacollo	Gold	$49,243	41,600 oz.	N/A	N/A
Pueblo Viejo	Gold	$39,683	31,200 oz.	N/A	N/A
	Silver		208,900 oz.	N/A	N/A
Wassa and Prestea	Gold	$23,346	20,100 oz.	N/A	N/A
Other(5)	Gold	$318	300 oz.	N/A	N/A

Total stream revenue		$238,028		$94,104
Royalty:
Peñasquito		$22,760		$30,306
	Gold		584,000 oz.		742,100 oz.
	Silver		21.4 Moz.		24.6 Moz.
	Lead		134.2 Mlbs.		158.4 Mlbs.
	Zinc		333.0 Mlbs.		340.8 Mlbs.
Voisey's Bay(3)		$11,044		$16,665
	Nickel		78.6 Mlbs.		62.8 Mlbs.
	Copper		56.2 Mlbs.		64.8 Mlbs.
Holt(3)	Gold	$10,295	58,300 oz.	$11,954	61,500 oz.
Cortez	Gold	$6,107	74,000 oz.	$18,044	229,000 oz.
Andacollo(4)	Gold	$—	— oz.	$38,033	41,500 oz.
Other(5)	Various	$71,556	N/A	$68,913	N/A

Total royalty revenue		$121,762		$183,915

Total Revenue		$359,790		$278,019

(1)
Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the twelve months ended June 30, 2016 and 2015, and may differ from the operators' public reporting.

(2)
Refer to Item 2, Properties, for further discussion on our principal stream interests. Our streams at Andacollo, Pueblo Viejo and Wassa and Prestea were acquired during the quarter ended September 30, 2015. Refer to Item 1, Business, Fiscal 2016 Business Developments, for further discussion on the recent stream acquisitions.

(3)
Royalty no longer considered principal to our business as of June 30, 2016.

(4)
Refer to Item 1, Business, Fiscal 2016 Business Developments, for further discussion on the recent Andacollo royalty sale.

(5)
Individually, no stream or royalty included within the "Other" category contributed greater than 5% of our total revenue for either period.

        The increase in our total revenue for the fiscal year ended June 30, 2016, compared with the fiscal year ended June 30, 2015, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan and new production from our recently acquired streams, Wassa and Prestea, Pueblo Viejo, and Andacollo. Gold and silver ounces purchased and sold during the fiscal year ended June 30, 2016 and 2015, and gold and silver ounces in inventory as of June 30, 2016 and 2015, for our streaming interests were as follows:

	Fiscal Year Ended June 30, 2016		Fiscal Year Ended June 30, 2015		As of June 30, 2016	As of June 30, 2015
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Ounces in inventory	Ounces in inventory
Mount Milligan	111,000	108,800	74,400	76,900	7,500	5,300
Andacollo	41,700	41,600	N/A	N/A	—	N/A
Wassa and Prestea	21,400	20,100	N/A	N/A	1,300	N/A
Pueblo Viejo	42,200	31,200	N/A	N/A	11,000	N/A
Phoenix Gold	300	300	N/A	N/A	—	N/A

Total	216,600	202,000	74,400	76,900	19,800	5,300

	Fiscal Year Ended June 30, 2016		Fiscal Year Ended June 30, 2015		As of June 30, 2016	As of June 30, 2015
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Ounces in inventory	Ounces in inventory
Pueblo Viejo	532,600	208,900	N/A	N/A	323,700	N/A

        Our royalty revenue decreased during the fiscal year ended June 30, 2016, compared with the fiscal year ended June 30, 2015, due to decreases in the average metal prices, the recent sale of the Andacollo royalty, and production decreases at Peñasquito and Cortez. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

        Cost of sales were approximately $71.0 million for the fiscal year ended June 30, 2016, compared to $33.5 million for the fiscal year ended June 30, 2015. The increase is primarily attributable to an increase in production at Mount Milligan and new stream production at Andacollo, Pueblo Viejo, and Wassa and Prestea. Cost of sales is specific to our stream agreements and is the result of RGLD Gold's purchase of gold and silver for a cash payment. The cash payment for Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

        General and administrative expenses increased to $31.7 million for the fiscal year ended June 30, 2016, from $24.9 million for the fiscal year ended June 30, 2015. The increase during the current period was primarily due to an increase in non-cash stock based compensation of approximately $4.9 million as a result of management's change in estimate for the number of performance shares that are expected to vest.

        Depreciation, depletion and amortization expense increased to $141.1 million for the fiscal year ended June 30, 2016, from $93.5 million for the fiscal year ended June 30, 2015. The increase was primarily attributable to the ramp-up in production at Mount Milligan ($11.4 million) and new production from the recently acquired streams at Pueblo Viejo ($21.9 million), Wassa and Prestea ($7.8 million) and Andacollo ($9.0 million).

        Exploration costs increased to $8.6 million for the fiscal year ended June 30, 2016, from $2.2 million for the fiscal year ended June 30, 2015. Exploration costs are specific to our Peak Gold joint venture for exploration and advancement of the Tetlin gold project, as discussed further in Note 3 of the notes to consolidated financial statements.

        Impairment of stream and royalty interests and royalty receivables was $98.6 million for the fiscal year ended June 30, 2016 compared to $31.3 million for the fiscal year end June 30, 2015. The impairment of stream and royalty interests ($96.1 million) was the result of our regular impairment analysis conducted during the quarter ended March 31, 2016, and was primarily due to the presence of impairment indicators on our stream interest at the Phoenix Gold Project and two non-principal producing royalty interests, Inata and Wolverine. Also during the current fiscal year, the Company recognized an allowance of approximately $2.9 million on the entire outstanding royalty receivable associated with the Inata interest. The Company will continue to pursue collection efforts of all past due payments. Refer to Note 4 of our notes to consolidated financial statements for further discussion on the impairments recognized during fiscal year 2016.

        During the fiscal year ended June 30, 2016, we recognized income tax expense totaling $60.7 million compared with $9.6 million during the fiscal year ended June 30, 2015. This resulted in an effective tax rate of (278.9%) during the current period, compared with 15.4% in the prior period. The increase in the effective tax rate for the year ending June 30, 2016 is primarily related to the impacts attributable to the Company's Andacollo transactions, the liquidation of our Chilean subsidiary, and impairment charges during the current fiscal year.

Fiscal Year Ended June 30, 2015, Compared with Fiscal Year Ended June 30, 2014

        For the fiscal year ended June 30, 2015, we recorded net income available to Royal Gold common stockholders of $52.0 million, or $0.80 per basic share and diluted share, compared to net income available to Royal Gold common stockholders of $62.6 million, or $0.96 per basic share and diluted share, for the fiscal year ended June 30, 2014. The decrease in our earnings per share was primarily attributable to impairment charges of approximately $31.3 million (including a royalty receivable write down of $3.0 million) on certain non-principal royalty interests during our quarter ended December 31, 2014, as discussed further below. This decrease was partially offset by an increase in our revenue and a decrease in our income tax expense, which are also discussed below. The effect of the impairment charges on our fiscal year ended June 30, 2015, earnings per share was $0.37 per basic share, after taxes.

        For the fiscal year ended June 30, 2015, we recognized total revenue of $278.0 million, at an average gold price of $1,224 per ounce, an average silver price of $17.36 per ounce, an average copper price of $2.89 per pound and an average nickel price of $7.02 per pound, compared to total revenue of $237.2 million, at an average gold price of $1,296 per ounce, an average silver price of $20.57 per ounce, an average nickel price of $6.89 per pound and an average copper price of $3.18 per pound, for the fiscal year ended June 30, 2014. Revenue and the corresponding production, attributable to our stream and royalty interests, for the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests
Fiscal Years Ended June 30, 2015 and 2014
(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended June 30, 2015		Fiscal Year Ended June 30, 2014
Stream/Royalty	Metal(s)	Revenue	Reported Production(1)	Revenue	Reported Production(1)
Stream:
Mount Milligan	Gold	$94,104	76,900 oz.	$27,209	21,100 oz.

Total stream revenue		$94,104		$27,209
Royalty:
Andacollo	Gold	$38,033	41,500 oz.	$48,777	50,400 oz.
Peñasquito		$30,306		$29,281
	Gold		742,100 oz.		534,200 oz.
	Silver		24.6 Moz.		27.7 Moz.
	Lead		158.4 Mlbs.		175.5 Mlbs.
	Zinc		340.8 Mlbs.		310.9 Mlbs.
Cortez	Gold	$18,044	229,000 oz.	$8,138	95,400 oz.
Voisey's Bay		$16,665		$25,128
	Nickel		62.8 Mlbs.		123.7 Mlbs.
	Copper		64.8 Mlbs.		80.5 Mlbs.
Holt	Gold	$11,954	61,500 oz.	$13,813	63,100 oz.
Other(2)	Various	$68,913	N/A	$84,816	N/A

Total royalty revenue		$183,915		$209,953

Total Revenue		$278,019		$237,162

(1)
Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the twelve months ended June 30, 2015 and 2014, as reported to us by the operators of the mines, and may differ from the operators' public reporting.

(2)
Individually, no royalty included within the "Other" category contributed greater than 5% of our total revenue for either period.

        The increase in our total revenue for the fiscal year ended June 30, 2015, compared with the fiscal year ended June 30, 2014, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan. Gold ounces purchased and sold during the fiscal year ended June 30, 2015 and 2014, and gold ounces in inventory as of June 30, 2015 and 2014, for our streaming interests were as follows:

	Fiscal Year Ended June 30, 2015		Fiscal Year Ended June 30, 2014		As of June 30, 2015	As of June 30, 2014
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Ounces in inventory	Ounces in inventory
Mount Milligan	74,400	76,900	28,900	21,100	5,300	N/A

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

        Cost of sales were approximately $33.5 million for the fiscal year ended June 30, 2015, compared to $9.2 million for the fiscal year ended June 30, 2014. The increase is attributable to an increase in production at Mount Milligan. During fiscal 2015, cost of sales was specific to our stream agreement for Mount Milligan and is the result of the Company's purchases of gold for a cash payment of the lesser of $435 per ounce, or the prevailing market price of gold when purchased.

        General and administrative expenses increased to $24.9 million for the fiscal year ended June 30, 2015, from $21.2 million for the fiscal year ended June 30, 2014. The increase was primarily due an increase in non-cash stock based compensation expense of approximately $2.6 million as a result of management's change in estimate for the number of performance shares that are expected to vest.

        Depreciation, depletion and amortization expense increased to $93.5 million for the fiscal year ended June 30, 2015, from $91.3 million for the fiscal year ended June 30, 2014. The increase was primarily attributable to the ramp-up in production at Mount Milligan.

        Impairment of stream and royalty interests was $31.3 million for the fiscal year ended June 30, 2015. The impairment charges were the result of our regular impairment analysis and were primarily due to the presence of impairment indicators on a non-principal producing royalty interest, Wolverine, during the three months ended December 31, 2014. The Company also determined during the three months ended September 30, 2014, that a non-principal production stage royalty interest and one exploration stage royalty interest should be written down to zero for an impairment charge of $1.8 million. Refer to Note 4 of our notes to consolidated financial statements for further discussion on the impairments recognized during fiscal year 2015.

        During the fiscal year ended June 30, 2015, we recognized income tax expense totaling $9.6 million compared with $19.5 million during the fiscal year ended June 30, 2014. This resulted in an effective tax rate of 15.4% during fiscal year 2015, compared with 23.5% during fiscal year 2014. The decrease in the effective tax rate for the fiscal year ended June 30, 2015, is primarily attributable to (i) a decrease in tax expense relating to a decrease in unrealized taxable foreign currency exchange gains, (ii) a favorable tax rate associated with certain operations in lower-tax jurisdictions, (iii) a valuation allowance release as a result of the strengthening U.S. dollar, (iv) a decrease in tax expense due to the Chilean tax legislation enacted in the quarter ended September 30, 2014, and the corresponding re-measurement of the Chilean long term deferred tax asset to the higher corporate income tax rate, and (v) the impairment charge on the Wolverine royalty interest and the corresponding tax benefit recorded in the quarter ended December 31, 2014, and (vi) net of the effect of an increase in tax expense due to Canadian tax legislation enacted in the quarter ended June 30, 2015, which resulted in the re-measurement of Canadian deferred tax liabilities at the higher tax rate. Excluding the enactment of the Chilean tax legislation during the quarter ended September 30, 2014, the impairment charge on the Wolverine royalty interest during the quarter ended December 31, 2014, and the enactment of Canadian tax legislation during the quarter ended June 30, 2015, the effective tax rate for the twelve months ended June 30, 2015, would have been 19.6%.

Forward-Looking Statements

        Cautionary "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold stream and royalty interests; effective tax rate estimates; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, and our expectation that substantially all our revenues will be derived from stream and royalty interests. Words such as "may," "could," "should," "would," "believe," "estimate," "expect," "anticipate," "plan," "forecast," "potential," "intend," "continue," "project" and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made. Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

  •
  a low price environment for gold and other metal prices on which our stream and royalty interests are paid or a low price environment for the primary metals mined at properties where we hold stream and royalty interests;

  •
  the production at or performance of properties where we hold stream and royalty interests, and variation of actual performance from the production estimates and forecasts made by the operators of these properties;

  •
  the successful closing of Centerra's acquisition of Thompson Creek and simultaneous redemption and pay down of Thompson Creek's 9.75% secured notes due in 2017, 7.375% unsecured notes due in 2018, and 12.5% unsecured notes due in 2019;

  •
  the ability of operators to bring projects, particularly development stage properties, into production on schedule or operate in accordance with feasibility studies;

  •
  acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the properties where we hold stream and royalty interests;

  •
  challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of indigenous populations, non-governmental organizations or other third parties;

  •
  liquidity or other problems our operators may encounter, including shortfalls in the financing required to complete construction and a bring a mine into production;

  •
  decisions and activities of the operators of properties where we hold stream and royalty interests;

  •
  hazards and risks at the properties where we hold stream and royalty interests that are normally associated with developing and mining properties, including unanticipated grade, continuity and geological, metallurgical, processing or other problems, mine operating and ore processing facility problems, pit wall or tailings dam failures, industrial accidents, environmental hazards and natural catastrophes such as floods or earthquakes and access to raw materials, water and power;

  •
  changes in operators' mining, processing and treatment techniques, which may change the production of minerals subject to our stream and royalty interests;

  •
  changes in the methodology employed by our operators to calculate our stream and royalty interests in accordance with the agreements that govern them;

  •
  changes in project parameters as plans of the operators of properties where we hold stream and royalty interests are refined;

  •
  accuracy of and decreases in estimates of reserves and mineralization by the operators of properties where we hold stream and royalty interests;

  •
  contests to our stream and royalty interests and title and other defects to the properties where we hold stream and royalty interests;

  •
  adverse effects on market demand for commodities, the availability of financing, and other effects from adverse economic and market conditions;

  •
  future financial needs of the Company and the operators of properties where we hold stream or royalty interests;

  •
  federal, state and foreign legislation governing us or the operators of properties where we hold stream and royalty interests;

  •
  the availability of stream and royalty interests for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

  •
  our ability to make accurate assumptions regarding the valuation, timing and amount of revenue to be derived from our stream and royalty interests when evaluating acquisitions;

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

  •
  changes in laws governing us, the properties where we hold stream and royalty interests or the operators of such properties;

  •
  risks associated with issuances of additional common stock or incurrence of indebtedness in connection with acquisitions or otherwise including risks associated with the issuance and conversion of convertible notes;

  •
  changes in management and key employees; and

  •
  failure to complete future acquisitions or the failure of transactions involving the operators to close;

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

        During the fiscal year ended June 30, 2016, we reported revenue of $359.8 million, with an average gold price for the period of $1,168 per ounce, an average silver price for the period of $15.32 per ounce and an average copper price of $2.22 per pound. Approximately 88% of our total recognized revenues for the fiscal year ended June 30, 2016 were attributable to gold sales from our gold producing interests, as shown within the MD&A. For the fiscal year ended June 30, 2016, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $33 million.

        Approximately 3% of our total reported revenue for the fiscal year ended June 30, 2016 was attributable to silver sales from our silver producing interests. For the fiscal year ended June 30, 2016, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $1.1 million.

        Approximately 4% of our total reported revenue for the fiscal year ended June 30, 2016 was attributable to copper sales from our copper producing interests. For the fiscal year ended June 30, 2016, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $1.9 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. at June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Royal Gold Inc.'s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 11, 2016

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands except share data)

	2016	2015
ASSETS
Cash and equivalents	$116,633	$742,849
Royalty receivables	17,990	37,681
Income tax receivable	20,043	6,422
Stream inventory	9,489	2,287
Available-for-sale securities (Note 5)	—	6,273
Prepaid expenses and other	614	1,511

Total current assets	164,769	797,023
Stream and royalty interests, net (Note 4)	2,848,087	2,083,608
Other assets	53,696	36,560

Total assets	$3,066,552	$2,917,191

LIABILITIES
Accounts payable	$4,114	$4,911
Dividends payable	15,012	14,341
Other current liabilities	3,554	5,721

Total current liabilities	22,680	24,973
Debt (Note 6)	600,685	313,869
Deferred tax liabilities	133,867	146,603
Uncertain tax positions (Note 11)	16,996	15,130
Other long-term liabilities	6,439	689

Total liabilities	780,667	501,264

Commitments and contingencies (Note 15)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 65,093,950 and 65,033,547 shares outstanding, respectively	651	650
Additional paid-in capital	2,179,781	2,170,643
Accumulated other comprehensive loss	—	(3,292)
Accumulated earnings	48,584	185,121

Total Royal Gold stockholders' equity	2,229,016	2,353,122
Non-controlling interests	56,869	62,805

Total equity	2,285,885	2,415,927

Total liabilities and equity	$3,066,552	$2,917,191

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ended June 30,

(In thousands except share data)

	2016	2015	2014
Revenue	$359,790	$278,019	$237,162
Costs and expenses
Cost of sales	70,979	33,450	9,158
General and administrative	31,720	24,873	21,186
Production taxes	3,978	5,446	6,756
Exploration costs	8,601	2,194	—
Depreciation, depletion and amortization	141,108	93,486	91,342
Impairments of stream and royalty interests and royalty receivables (Note 4)	98,588	31,335	—

Total costs and expenses	354,974	190,784	128,442

Operating income	4,816	87,235	108,720
Gain (loss) on available-for-sale securities	2,340	(183)	(4,499)
Interest and other income	3,711	883	2,050
Interest and other expense	(32,625)	(25,691)	(23,344)

(Loss) income before income taxes	(21,758)	62,244	82,927
Income tax expense	(60,680)	(9,566)	(19,455)

Net (loss) income	(82,438)	52,678	63,472
Net loss (income) attributable to non-controlling interests	5,289	(713)	(831)

Net (loss) income attributable to Royal Gold common stockholders	$(77,149)	$51,965	$62,641

Net (loss) income	$(82,438)	$52,678	$63,472
Adjustments to comprehensive (loss) income, net of tax
Unrealized change in market value of available-for-sale securities	5,632	(3,292)	(98)
Reclassification adjustment for (gains) losses included in net (loss) income	(2,340)	160	4,510

Comprehensive (loss) income	(79,146)	49,546	67,884
Comprehensive loss (income) attributable to non-controlling interests	5,289	(713)	(831)

Comprehensive (loss) income attributable to Royal Gold stockholders	$(73,857)	$48,833	$67,053

Net (loss) income per share available to Royal Gold common stockholders:
Basic (loss) earnings per share	$(1.18)	$0.80	$0.96

Basic weighted average shares outstanding	65,074,455	65,007,861	64,909,149

Diluted (loss) earnings per share	$(1.18)	$0.80	$0.96

Diluted weighted average shares outstanding	65,074,455	65,125,173	65,026,256

Cash dividends declared per common share	$0.91	$0.87	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2016, 2015 and 2014

(In thousands except share data)

	Royal Gold Stockholders
			Exchangeable Shares
	Common Shares					Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Earnings	Non-controlling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2013	64,184,036	$642	667,229	$29,365	$2,142,173	$(4,572)	$181,279	$21,749	$2,370,636
Issuance of common stock for:
Exchange of exchangeable shares	287,372	3	(287,372)	(12,647)	12,644	—	—	—	—
Non-controlling interest assignment	—	—	—	—	(11,463)	—	—	(2,250)	(13,713)
Stock-based compensation and related share issuances	106,993	1	—	—	4,296	—	—	—	4,297
Net income	—	—	—	—	—	—	62,641	831	63,472
Other comprehensive income	—	—	—	—	—	4,412	—	—	4,412
Distribution to non-controlling interests	—	—	—	—	—	—	—	(2,498)	(2,498)
Dividends declared	—	—	—	—	—	—	(54,049)	—	(54,049)

Balance at June 30, 2014	64,578,401	$646	379,857	$16,718	$2,147,650	$(160)	$189,871	$17,832	$2,372,557

Issuance of common stock for:
Exchange of exchangeable shares	379,857	3	(379,857)	(16,718)	16,715	—	—	—	—
Peak Gold joint venture	—	—	—	—	—	—	—	45,700	45,700
Stock-based compensation and related share issuances	75,289	1	—	—	6,278	—	—	—	6,279
Net income	—	—	—	—	—	—	51,965	713	52,678
Other comprehensive loss	—	—	—	—	—	(3,132)	—	—	(3,132)
Distribution to non-controlling interests	—	—	—	—	—	—	—	(1,440)	(1,440)
Dividends declared	—	—	—	—	—	—	(56,715)	—	(56,715)

Balance at June 30, 2015	65,033,547	$650	—	$—	$2,170,643	$(3,292)	$185,121	$62,805	$2,415,927

Stock-based compensation and related share issuances	60,403	1	—	—	9,138	—	—	—	9,139
Net loss	—	—	—	—	—	—	(77,149)	(5,289)	(82,438)
Other comprehensive income	—	—	—	—	—	3,292	—	—	3,292
Distribution to non-controlling interests	—	—	—	—	—	—	—	(647)	(647)
Dividends declared	—	—	—	—	—	—	(59,388)	—	(59,388)

Balance at June 30, 2016	65,093,950	$651	—	$—	$2,179,781	$—	$48,584	$56,869	$2,285,885

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(82,438)	$52,678	$63,472
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	141,108	93,486	91,342
Impairment of stream and royalty interests	98,588	31,335	—
Amortization of debt discount and issuance costs	12,985	12,100	11,332
Non-cash employee stock compensation expense	10,039	5,141	2,580
Tax benefit of stock-based compensation exercises	548	(364)	(597)
(Gain) loss on available-for-sale securities	(2,340)	183	4,499
Deferred tax benefit	(4,983)	(27,651)	(8,166)
Other	(390)	(46)	(259)
Changes in assets and liabilities:
Royalty receivables	17,221	5,977	3,731
Stream inventory	(7,203)	1,110	(3,396)
Income taxes receivable	(14,177)	15,525	(6,183)
Prepaid expenses and other assets	(153)	2,527	11,417
Accounts payable	(849)	150	1,105
Foreign withholding taxes payable	(199)	(2,000)	(13,319)
Uncertain tax positions	1,867	1,405	(7,441)
Other liabilities	235	543	(2,915)

Net cash provided by operating activities	$169,859	$192,099	$147,202

Cash flows from investing activities:
Acquisition of stream and royalty interests	(1,346,109)	(60,429)	(80,019)
Andacollo royalty termination	345,000	—	—
Golden Star term loan	(20,000)	—	—
Proceeds from sale of available-for-sale securities	11,905	—	—
Tulsequah stream termination	—	10,000	—
Other	(309)	(773)	(4,782)

Net cash used in investing activities	$(1,009,513)	$(51,202)	$(84,801)

Cash flows from financing activities:
Borrowings from revolving credit facility	350,000	—	—
Repayment of revolving credit facility	(75,000)	—	—
Net (payments) proceeds from issuance of common stock	(353)	775	1,120
Common stock dividends	(58,720)	(56,054)	(53,380)
Purchase of additional royalty interest from non-controlling interest	—	—	(11,522)
Debt issuance costs	(1,111)	(864)	(1,284)
Distribution to non-controlling interests	(830)	(1,805)	(2,431)
Tax (benefit) expense of stock-based compensation exercises	(548)	364	597

Net cash provided by (used in) financing activities	$213,438	$(57,584)	$(66,900)

Net (decrease) increase in cash and equivalents	(626,216)	83,313	(4,499)
Cash and equivalents at beginning of period	742,849	659,536	664,035

Cash and equivalents at end of period	$116,633	$742,849	$659,536

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

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

        Our most critical accounting estimates relate to our assumptions regarding future gold, silver, copper, nickel and other metal prices and the estimates of reserves, production and recoveries of third-party mine operators. We rely on reserve estimates reported by the operators on the properties in which we have stream and royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.

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

Cash and Equivalents

        Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents were primarily held in cash deposit accounts as of June 30, 2016 and 2015.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Stream and Royalty Interests

        Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties. The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the Accounting Standards Codification ("ASC") guidance.

        Acquisition costs of production stage stream and royalty interests are depleted using the units of production method over the life of the mineral property (as sales occur under stream interests or royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator. Acquisition costs of stream and royalty interests on development stage mineral properties, which are not yet in production, are not amortized until the property begins production. Acquisition costs of stream or royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future. Exploration costs are expensed when incurred.

Available-for-Sale Securities

        Investments in securities that management does not have the intent to sell in the near term and that have readily determinable fair values are classified as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive (loss) income as a separate component of stockholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income. When investments are sold, the realized gains and losses on these investments, determined using the specific identification method, are included in determining net income.

        The Company's policy for determining whether declines in fair value of available-for-sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value. Any temporary declines in fair value are recorded as a charge to other comprehensive (loss) income. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management's ability and intent to hold the securities until fair value recovers. If such impairment is determined by the Company to be other-than-temporary, the investment's cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other-than-temporary. The new cost basis is not changed for subsequent recoveries in fair value. Refer to Note 5 for further discussion on our available-for-sale securities.

Asset Impairment

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of stream and royalty interests in production and development stage

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

mineral properties is evaluated based upon estimated future undiscounted net cash flows from each stream and royalty interest using estimates of proven and probable reserves and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, nickel and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our stream or royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

        Estimates of gold, silver, copper, nickel and other metal prices, operators' estimates of proven and probable reserves or mineralized material related to our stream or royalty properties, and operators' estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2016 and 2015.

Revenue

        Revenue is recognized pursuant to guidance in ASC 605 and based upon amounts contractually due pursuant to the underlying streaming or royalty agreement. Specifically, revenue is recognized in accordance with the terms of the underlying stream or royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the stream or royalty being fixed or determinable; and (iv) the collectability being reasonably assured. For our streaming agreements, we recognize revenue when the metal is sold.

Metal Sales

        Gold and silver received under our metal streaming agreements is taken into inventory, and this is sold primarily using average spot rate gold and silver forward contracts. The sales price for our gold and silver sold in average spot rate forward contracts is determined by the average daily gold or silver spot prices under the term of the contract, typically over a consecutive number of trading days between 10 days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales policy in effect at the time) commencing shortly after receipt and purchase of the metal. Revenue from gold and silver sales is recognized on the date of the settlement, which is also the date that title to the gold or silver passes to the purchaser.

Cost of Sales

        Cost of sales is specific to our stream agreements and is the result of our purchase of gold and silver for a cash payment. The cash payment at Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Production taxes

        Certain royalty payments are subject to production taxes (or mining proceeds taxes), which are recognized at the time of revenue recognition. Production taxes are not income taxes and are included within the costs and expenses section in the Company's consolidated statements of operations and comprehensive (loss) income.

Exploration Costs

        Exploration costs are specific to the Peak Gold LLC ("Peak Gold") joint venture for exploration and advancement of the Tetlin gold project, as discussed further in Note 3. Exploration costs associated with Peak Gold for the exploration and advancement of the Tetlin gold project are expensed when incurred.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the guidance of ASC 718. The Company recognizes all share-based payments to employees, including grants of employee stock options, stock-settled stock appreciation rights ("SSARs"), restricted stock and performance shares, in its financial statements based upon their fair values.

Reportable Segments and Geographical Information

        The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold's long-lived assets (stream and royalty interests, net) as of June 30, 2016 and 2015 are geographically distributed as shown in the following table:

	As of June 30, 2016			As of June 30, 2015
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$809,692	$228,566	$1,038,258	$823,091	$251,688	$1,074,779
Chile	369,896	453,629	823,525	—	653,019	653,019
Dominican Republic	588,502	—	588,502	—	—	—
Mexico	—	118,899	118,899	—	131,742	131,742
United States	—	102,385	102,385	—	110,286	110,286
Africa	88,596	697	89,293	—	12,760	12,760
Australia	—	42,547	42,547	—	50,119	50,119
Other	12,029	32,649	44,678	8,183	42,720	50,903

Total	$1,868,715	$979,372	$2,848,087	$831,274	$1,252,334	$2,083,608

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

        The Company's revenue, cost of sales and net revenue by reportable segment for our fiscal year's ended June 30, 2016, 2015 and 2014 is geographically distributed as show in the following table:

	Fiscal Year Ended June 30, 2016			Fiscal Year Ended June 30, 2015
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$125,755	$47,417	$78,338	$94,104	$33,450	$60,654
Chile	49,243	7,280	41,963	—	—	—
Dominican Republic	39,684	11,625	28,059	—	—	—
Africa	23,346	4,657	18,689	—	—	—

Total streams	$238,028	$70,979	$167,049	$94,104	$33,450	$60,654
Royalties:
Mexico	$35,267	$—	$35,267	$43,008	$—	$43,008
United States	35,483	—	35,483	42,675	—	42,675
Canada	30,676	—	30,676	37,496	—	37,496
Chile	84	—	84	39,508	—	39,508
Australia	10,462	—	10,462	8,494	—	8,494
Africa	1,868	—	1,868	3,075	—	3,075
Other	7,922	—	7,922	9,659	—	9,659

Total royalties	$121,762	$—	$121,762	$183,915	$—	$183,915

Total royalties and streams	$359,790	$70,979	$288,811	$278,019	$33,450	$244,569

	Fiscal Year Ended June 30, 2015			Fiscal Year Ended June 30, 2014
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$94,104	$33,450	$60,654	$27,209	$9,158	$18,051
Royalties:
Mexico	$43,008	$—	$43,008	$43,093	$—	$43,093
United States	42,675	—	42,675	34,671	—	34,671
Chile	39,508	—	39,508	50,733	—	50,733
Canada	37,496	—	37,496	54,277	—	54,277
Australia	8,494	—	8,494	8,353	—	8,353
Africa	3,075	—	3,075	7,943	—	7,943
Other	9,659	—	9,659	10,883	—	10,883

Total royalties	$183,915	$—	$183,915	$209,953	$—	$209,953

Total royalties and streams	$278,019	$33,450	$244,569	$237,162	$9,158	$228,004

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Comprehensive (Loss) Income

        In addition to net income, comprehensive (loss) income includes changes in equity during a period associated with cumulative unrealized changes in the fair value of marketable securities held for sale, net of tax effects.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Recently Adopted Accounting Standards

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") guidance related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. Early adoption is permitted and the Company elected to early adopt this guidance as of June 30, 2016, and the effects of the updated guidance were applied retrospectively to our fiscal year ended June 30, 2015. The effect of the change in accounting principle as of June 30, 2016 and 2015, was that $7.4 million and $8.2 million, respectively, of our debt issuance costs have been reclassified from Other assets to Debt on the Company's consolidated financial statements.

        In February 2015, ASU guidance was issued related to consolidations. This update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are variable interest entities ("VIEs"). The Company adopted the updated guidance as of June 30, 2016. The effects of the adoption had no impact on the Company's consolidated financial statements.

        In November 2015, the FASB issued guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as non-current on the balance sheet. As a result, each tax jurisdiction will now only have one net non-current deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company adopted the updated guidance as of June 30, 2016, on a prospective basis and it only resulted in a change of presentation of the deferred taxes on our consolidated balances sheet. The change in accounting principle was not retrospectively applied to prior period balances.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued Accounting Standards

        In March 2016, the FASB issued ASU guidance to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation with actual forfeitures as they occur, as well as certain classifications on the statement of cash flows. The new guidance is effective for the Company's fiscal year beginning July 1, 2017. Early adoption is permitted, as long as all of the amendments are adopted in the same period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and footnote disclosures.

        In February 2016, the FASB issued ASU guidance which changes the accounting for leases. The new guidance is effective for the Company's fiscal year beginning July 1, 2019, and early adoption is permitted. We are currently evaluating the impact, if any, this guidance will have on our consolidated financial statements and footnote disclosures.

        In January 2016, the FASB issued ASU guidance on the recognition and measurement of financial instruments. The amended guidance requires, among other things that equity securities classified as available-for-sale be measured at fair value with changes in fair value recognized in net income rather than other comprehensive (loss) income as required under previous guidance. The new guidance is effective for the Company's fiscal year beginning July 1, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

        In May 2014, the FASB issued ASU guidance for the recognition of revenue from contracts with customers. Subsequent to the issuance of this ASU guidance, the FASB issued additional related ASU's on revenue recognition. The effective date and transition requirements for all of these ASU's are the same. Specifically, the guidance under these ASU's is to be applied using a full retrospective method or a modified retrospective method, as described in the guidance, and is effective for the Company's fiscal year beginning July 1, 2018. The Company is currently evaluating the level of effort needed to implement the guidance, evaluating the provisions of each new guidance, and assessing their impact on the Company's consolidated financial statements and disclosures, as well as which transitions method we intend to use.

3. ACQUISITIONS

Acquisition of Gold and Silver Stream at Pueblo Viejo

        On September 29, 2015, RGLD Gold AG ("RGLD Gold") closed its Precious Metals Purchase and Sale Agreement with Barrick Gold Corporation ("Barrick") and its wholly-owned subsidiary, BGC Holdings Ltd. ("BGC") for a percentage of the gold and silver production attributable to Barrick's 60% interest in the Pueblo Viejo mine located in the Dominican Republic. Pursuant to the Precious Metals Purchase and Sale Agreement, RGLD Gold made a single advance payment of $610 million to BGC as part of the closing. The transaction is effective as of July 1, 2015 for the gold stream and January 1, 2016 for the silver stream.

        BGC will deliver gold to RGLD Gold in amounts equal to 7.50% of Barrick's interest in the gold produced at the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% of Barrick's interest in gold produced thereafter. RGLD Gold will pay BGC 30% of the spot price per ounce of gold delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

per ounce delivered thereafter. RGLD Gold began receiving gold deliveries during the quarter ended December 31, 2015.

        BGC will deliver silver to RGLD Gold in amounts equal to 75% of Barrick's interest in the silver produced at the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.50% of Barrick's interest in silver produced thereafter. RGLD Gold will pay BGC 30% of the spot price per ounce of silver delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce of silver delivered thereafter. RGLD Gold began receiving silver deliveries during the quarter ended March 31, 2016.

        The Pueblo Viejo gold and silver stream acquisition has been accounted for as an asset acquisition. The advance payment of $610 million, plus direct transaction costs, have been recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets. The acquisition cost of the Pueblo Viejo gold and silver stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Barrick.

Acquisition and Amendment of Gold Stream on Wassa and Prestea

        On July 28, 2015, RGLD Gold, a wholly-owned subsidiary of the Company, closed a $130 million gold stream transaction with a wholly-owned subsidiary of Golden Star Resources Ltd. (together "Golden Star"). On December 30, 2015, the parties executed an amendment providing for an additional $15 million investment (for a total investment of $145 million) by RGLD Gold.

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

        Funds will be used for ongoing development of Golden Star's Wassa and Prestea mines in Ghana. As of June 30, 2016, RGLD Gold has advanced $95 million. On July 1, 2016, RGLD Gold made an advance payment of $20 million and expects to advance the balance in two quarterly payments as follows: (i) $20 million on October 1, 2016, and (ii) $10 million on January 1, 2017; however this schedule may be modified based on the actual spending on the Wassa and Prestea underground projects and these funds are subject to satisfaction of certain conditions.

        In return, Golden Star will deliver to RGLD Gold 9.25% of gold produced from the Wassa and Prestea mines, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production. At that point, the stream percentage will increase to 10.5% of gold produced from the Wassa and Prestea projects until an aggregate 240,000 ounces have been delivered. Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining life of the mines.

        RGLD Gold will pay Golden Star a cash price equal to 20% of the spot price for each ounce of gold delivered at the time of delivery until the applicable delivery threshold is met, and 30% of the spot price for each ounce of gold delivered thereafter.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        The Wassa and Prestea gold stream acquisition has been accounted for as an asset acquisition. The $95 million paid as part of the aggregate advance payments of $145 million, plus direct acquisition costs, have been recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets. Future advance payments, plus any direct acquisition costs incurred, will be recorded as a production stage interest accordingly. The acquisition cost of the Wassa and Prestea gold stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Golden Star.

        The $20 million four-year term loan and the received warrants have been recorded within Other assets on our consolidated balance sheets. The warrants have been classified as a financial asset instrument and are recorded at fair value at each reporting period using the Black-Scholes model. Any change in the fair value of the warrants at subsequent reporting periods will be recorded within Interest and other income on our consolidated statements of operations and comprehensive (loss) income.

Acquisition of Gold and Silver Stream at Rainy River

        On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. ("New Gold"), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada ("Rainy River"). Pursuant to the Purchase and Sale Agreement, RGLD Gold made an advance payment to New Gold, consisting of $100 million on July 20, 2015, and will make an additional advance payment of $75 million once capital spending at Rainy River is 60% complete (currently expected during the second half of calendar 2016). Under the Purchase and Sale Agreement, New Gold will deliver to RGLD Gold 6.50% of the gold produced at Rainy River until 230,000 gold ounces have been delivered, and 3.25% thereafter. New Gold also will deliver to RGLD Gold 60% of the silver produced at Rainy River until 3.10 million silver ounces have been delivered, and 30% thereafter. RGLD Gold will pay New Gold 25% of the spot price per ounce of gold and silver at the time of delivery.

        The Rainy River gold and silver stream acquisition has been accounted for as an asset acquisition. The $100 million paid as part of the aggregate advance payments of $175 million, plus direct transaction costs, have been recorded as a development stage stream interest within Stream and royalty interests, net on our consolidated balance sheets.

Acquisition of Gold Stream at Carmen de Andacollo

        On July 9, 2015, RGLD Gold entered into a Long Term Offtake Agreement (the "Andacollo Stream Agreement") with Compañía Minera Teck Carmen de Andacollo ("CMCA"), a 90% owned subsidiary of Teck Resources Limited ("Teck"). Pursuant to the Andacollo Stream Agreement, CMCA will sell and deliver to RGLD Gold 100% of payable gold from the Carmen de Andacollo ("Andacollo") copper-gold mine located in Chile until 900,000 ounces have been delivered, and 50% thereafter, subject to a fixed payable percentage of 89%. RGLD Gold made a $525 million advance payment in cash to CMCA upon entry into the Andacollo Stream Agreement, and RGLD Gold will also pay CMCA 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased under the Andacollo Stream Agreement.

        The transaction encompasses certain of CMCA's presently owned mining concessions on the Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within an approximate 1.5 kilometer area of interest, and certain other mining

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

concessions that CMCA or its affiliates may acquire. The Andacollo Stream Agreement was effective July 1, 2015, and applies to all final settlements of gold received on or after that date. Deliveries to RGLD Gold will be made monthly, and RGLD Gold began receiving gold deliveries during the quarter ended September 30, 2015.

        The Company accounted for the acquisition of the stream interest at Andacollo as an asset acquisition. For US GAAP financial reporting purposes on the date of acquisition, the Company's new consolidated carrying value in its stream interest at Andacollo was approximately $388.2 million, which included direct acquisition costs, and has been recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets. The Andacollo gold stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Teck.

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

Acquisition of Gold Stream on Euromax's Ilovica Project

        On October 20, 2014, RGLD Gold, a wholly owned subsidiary of the Company, entered into a $175.0 million gold stream transaction with Euromax Resources Ltd ("Euromax") that will finance a definitive feasibility study, permitting work, early stage engineering and a significant portion of the construction at Euromax's Ilovica gold-copper project located in southeast Macedonia. RGLD Gold will make two advance deposit payments to Euromax totaling $15.0 million, which are to be used for completion of the definitive feasibility study and permitting of the project, followed by payments aggregating $160 million towards project construction, in each case subject to certain conditions. Payment of the first $7.5 million deposit was completed in March 2015. RGLD Gold advanced $3.75 million of the second $7.5 million deposit in November 2015 and a decision to proceed with the remaining portion of the second deposit ($3.75 million) and the construction payments is conditioned upon, among other things, its satisfaction with the progress of definitive feasibility study and environmental evaluations, demonstrated project viability, and, in the case of the construction payments, sufficient project financing and permits to construct and operate the mine. The construction payments would be paid pro-rata with the balance of the project funding. In exchange, Euromax will deliver physical gold equal to 25% of gold produced from the Ilovica project until 525,000 ounces have been delivered, and 12.5% thereafter (in each case subject to adjustment). RGLD Gold's purchase price per ounce will be 25% of the spot price at the time of delivery.

        The Ilovica gold stream acquisition has been accounted for as an asset acquisition. The $11.25 million paid as part of the aggregate pre-production commitment of $175 million, plus direct

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

transaction costs, have been recorded as a development stage stream interest within Stream and royalty interests, net on our consolidated balance sheets.

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

        The acquisition of the Tetlin royalties has been accounted for as an asset acquisition. The total purchase price of $6.0 million, plus direct transaction costs, has been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets.

        On January 8, 2015, Royal Gold, through its wholly-owned subsidiary, Royal Alaska, LLC ("Royal Alaska"), and Contango ORE, Inc., through its wholly-owned subsidiary CORE Alaska, LLC (together, "Contango"), entered into a limited liability company agreement for Peak Gold, a joint venture for exploration and advancement of the Tetlin gold project located near Tok, Alaska (the "Tetlin Project"). Contango contributed all of its assets relating to the Tetlin Project to Peak Gold, including a mining lease and certain state of Alaska mining claims. Royal Alaska contributed $5.0 million in cash to Peak Gold. Contango will initially hold a 100% membership interest in Peak Gold. Royal Alaska has the right to obtain up to 40% of the membership interest in Peak Gold by making contributions of up to $30.0 million (including Royal Alaska's initial $5.0 million contribution) in cash to Peak Gold by October 31, 2018. As of June 30, 2016, Royal Alaska has contributed $5.7 million and has obtained an 11% membership interest in Peak Gold.

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

        The Company follows the ASC guidance for identification and reporting of entities for which control is achieved through means other than voting rights. The guidance defines such entities as VIEs. The Company has identified Peak Gold as a VIE, with Royal Alaska as the primary beneficiary, due to the legal structure and certain related factors of the limited liability company agreement for Peak Gold. The Company determined that Peak Gold should be fully consolidated at fair value initially. The fair value of the Company's non-controlling interest is $45.7 million and is based on the underlying value of the mineral property assigned to Peak Gold, which is recorded as an exploration stage property within Stream and royalty interests, net on our consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET

        The following summarizes the Company's stream and royalty interests as of June 30, 2016 and 2015:

As of June 30, 2016 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$783,046	$(74,060)	$—	$708,986
Pueblo Viejo	610,404	(21,902)	—	588,502
Andacollo	388,182	(18,286)	—	369,896
Wassa and Prestea	96,413	(7,816)	—	88,597

Total production stage stream interests	1,878,045	(122,064)	—	1,755,981
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	—	120,053
Peñasquito	99,172	(29,898)	—	69,274
Holt	34,612	(17,124)	—	17,488
Cortez	10,630	(10,000)	—	630
Other	531,735	(342,460)	(18,605)	170,670

Total production stage royalty interests	881,873	(485,153)	(18,605)	378,115

Production stage stream and royalty interests	2,759,918	(607,217)	(18,605)	2,134,096
Development stage stream interests:
Rainy River	100,706	—	—	100,706
Other	87,883	(153)	(75,702)	12,028

Total development stage stream interests	188,589	(153)	(75,702)	112,734
Development stage royalty interests:
Pascua-Lama	380,657	—	—	380,657
Other	66,414	—	—	66,414

Total development stage royalty interests	447,071	—	—	447,071

Development stage stream and royalty interests	635,660	(153)	(75,702)	559,805
Exploration stage royalty interests	155,997	—	(1,811)	154,186

Total stream and royalty interests	$3,551,575	$(607,370)	$(96,118)	$2,848,087

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET (Continued)

As of June 30, 2015 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$783,046	$(35,195)	$—	$747,851
Production stage royalty interests:
Andacollo	272,998	(65,467)	—	207,531
Voisey's Bay	150,138	(76,141)	—	73,997
Peñasquito	99,172	(24,555)	—	74,617
Mulatos	48,092	(32,313)		15,779
Holt	34,612	(13,950)	—	20,662
Robinson	17,825	(12,748)		5,077
Cortez	10,630	(9,933)	—	697
Other	495,763	(265,727)	(27,586)	202,450

Total production stage royalty interests	1,129,230	(500,834)	(27,586)	600,810

Production stage stream and royalty interests	1,912,276	(536,029)	(27,586)	1,348,661
Development stage stream interests:
Phoenix Gold	75,843	—	—	75,843
Other	8,183	—	(603)	7,580

Total development stage stream interests	84,026	—	(603)	83,423
Development stage royalty interests:
Pascua-Lama	372,105	—	—	372,105
Other	67,017	—	—	67,017

Total development stage royalty interests	439,122	—	—	439,122

Development stage stream and royalty interests	523,148	—	(603)	522,545
Exploration stage royalty interests	212,552	—	(150)	212,402

Total stream and royalty interests	$2,647,976	$(536,029)	$(28,339)	$2,083,608

Impairment of stream and royalty interests and royalty receivables

        In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each stream or royalty interest are measured and recorded to the extent that the carrying value in each stream or royalty interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows. As part of the Company's regular asset impairment analysis, which included the presence of impairment indicators, the Company recorded

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET (Continued)

impairment charges for the fiscal years ended June 30, 2016, 2015 and 2014, as summarized in the following table:

	Fiscal Years Ended June 30,
	2016	2015	2014
	(Amounts in thousands)
Phoenix Gold(1)	$75,702	$—	$—
Inata(2)	11,982	—	—
Wolverine(2)	5,307	25,967	—
Other	3,127	2,372	—

Total impairment of stream and royalty interests	$96,118	$28,339	$—
Inata royalty receivable	2,855	—	—
Wolverine royalty receivable	(385)	2,996	—

Total impairment of stream and royalty interests and royalty receivables	$98,588	$31,335	$—

(1)
Included in Other development stage stream interests in the above stream and royalty interests table.

(2)
Included in Other production stage royalty interests in the above stream and royalty interests table.

Phoenix Gold

        RGLD Gold owns the right to purchase 6.30% of any gold produced from the Phoenix Gold Project until 135,000 ounces have been delivered, and 3.15% thereafter. The Phoenix Gold Project is located in Red Lake, Ontario, Canada, and operated by Rubicon Minerals Corporation ("Rubicon"). On January 11, 2016, Rubicon provided an updated geologic model and mineralized material statement for the Phoenix Gold Project, which included a significant reduction in mineralized material compared to previous statements provided by Rubicon. Rubicon also announced that they were evaluating strategic alternatives, including merger and divestiture opportunities either at the corporate or asset level, obtaining new financing or capital restructurings. A significant reduction in mineralized material, along with recent decreases in the long-term metal price assumptions used by the industry, are indicators of impairment.

        During the quarter ended March 31, 2016, the Company independently evaluated the updated geologic model and mineralized material statement in an effort to properly assess the recoverability of our carrying value. The Company's technical evaluation was completed by internal and external personnel and included an econcomic analysis of the Phoenix Gold Project and a detailed review of the geological model and mineralized material statement.

        Based upon the results of the Company's review of the updated geological model and mineralized material statement, and other factors, it was determined that our stream interest at the Phoenix Gold Project should be written down to zero as of March 31, 2016. The Company will continue to pursue commercial alternatives for potential recovery of our investment.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET (Continued)

Inata

        The Company owns a 2.5% gross smelter return royalty on all gold and silver produced from the Inata mine, located in Burkina Faso, West Africa, and operated by a subsidiary of Avocet Mining PLC ("Avocet"). The Company's carrying value for its royalty interest at Inata was approximately $12.0 million as of December 31, 2015. As part of the Company's impairment assessment for the three months ended March 31, 2016, the Company was notified of an updated mine plan at Inata, which included a significant reduction in the life of the mine. Based upon our review of the updated mine plan, our royalty interest was written down to zero as of March 31, 2016.

        The Company also had a royalty receivable of approximately $2.8 million associated with past due royalty payments on the Inata interest. As a result of Avocet's financial and operational difficulties and our review of the updated mine plan at Inata, the Company believes payment of the receivable is uncertain and provided for an allowance against the entire royalty receivable as of March 31, 2016. The Company will continue to pursue collection of all past due payments.

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

        The Company had a royalty receivable of approximately $3.0 million associated with past due royalty payments on the Wolverine interest. As a result of recent financial and operational results experienced by Yukon Zinc and their decision to put the mine on care and maintenance, the Company believes payment of the receivable is uncertain and provided for an allowance against the entire receivable as of June 30, 2015. The expense associated with the allowance is recorded within General and administrative expense on the Company's consolidated statements of operations and comprehensive (loss) income.

        During the second half of calendar 2015, Yukon Zinc completed bankruptcy proceedings in the Supreme Court of British Columbia and during the quarter ended March 31, 2016, we were made aware of no further intentions to recommission the mine. Based upon the updated developments and

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET (Continued)

limited remaining mineralized material at Wolverine, the Company wrote down the remaining carrying value at Wolverine to zero as of March 31, 2016.

Other

        As part of the Company's regular asset impairment analysis during the three months ended March 31, 2016, including consideration of recent operator/property updates and developments, the Company determined that one production stage royalty interest and three exploration stage royalty interests should be written down to zero for a total impairment of approximately $3.1 million.

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

5. AVAILABLE-FOR-SALE SECURITIES

        The Company's available-for-sale securities as of June 30, 2016 and 2015 consist of the following:

As of June 30, 2016
(Amounts in thousands)
Unrealized
	Cost Basis			Fair Value
		Gain	Loss
Non-current:
Seabridge	$—	—	—	$—

	$—	$—	$—	$—

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. AVAILABLE-FOR-SALE SECURITIES (Continued)

	As of June 30, 2015
	(Amounts in thousands)
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Non-current:
Seabridge	$9,565	—	(3,292)	$6,273

	$9,565	$—	$(3,292)	$6,273

        Our only significant available-for-sale security was the investment in Seabridge Gold, Inc. ("Seabridge") common stock, acquired in June 2011. During the fiscal year ended June 30, 2016, the Company sold all of its Seabridge common stock, resulting in a realized gain of approximately $2.3 million.

6. DEBT

        The Company's debt as of June 30, 2016 and 2015 consists of the following:

	As of June 30, 2016				As of June 30, 2015
	Principal	Unmortized Discount	Debt Issuance Costs	Total	Principal	Unmortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$370,000	$(36,943)	$(3,934)	$329,123	$370,000	$(47,890)	$(5,180)	$316,930
Revolving credit facility	275,000	—	(3,438)	271,562	—	—	(3,061)	(3,061)

Total debt	$645,000	$(36,943)	$(7,372)	$600,685	$370,000	$(47,890)	$(8,241)	$313,869

Convertible Senior Notes Due 2019

        In June 2012, the Company completed an offering of $370 million aggregate principal amount of convertible senior notes due 2019 ("2019 Notes"). The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019. Interest expense recognized on the 2019 Notes for the fiscal years ended June 30, 2016, 2015 and 2014 was approximately $22.8 million, $22.1 million and $21.4 million, respectively. Interest expense recognized includes the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs, and is recorded in Interest and other expense consolidated statements of operations and comprehensive income. During the fiscal years ended June 30, 2016 and 2015, the Company made $10.6 million in interest payments on our 2019 Notes.

Revolving credit facility

        The Company maintains a $650 million revolving credit facility. As of June 30, 2016, the Company had $275.0 million outstanding and $375.0 million available under the revolving credit facility. The Company had no amount outstanding under the revolving credit facility as of June 30, 2015.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

        Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.25% to 3.0%, based on Royal Gold's leverage ratio. As of June 30, 2016, the interest rate on borrowings under the revolving credit facility was LIBOR plus 2.25% for an all-in rate of 2.89%. Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty.

        On March 16, 2016, the Company entered into Amendment No. 2 (the "Amendment") to the Sixth Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014 (as amended by Amendment No. 1 thereto as of April 29, 2015, the "Revolving Credit Agreement"), by and among the Company, certain subsidiaries of the Company as guarantors, certain lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders. The Amendment revises the Revolving Credit Agreement to extend the scheduled maturity date from January 29, 2019 to March 16, 2021.

        At June 30, 2016, the Company was in compliance with each financial covenant (leverage ratio and consolidated net worth, as defined therein).

7. REVENUE

        Revenue is comprised of the following:

	Fiscal Years Ended June 30,
	2016	2015	2014
	(Amounts in thousands)
Stream interests	$238,028	$94,104	$27,209
Royalty interests	121,762	183,915	209,953

Total revenue	$359,790	$278,019	$237,162

8. STOCK-BASED COMPENSATION

        In November 2015, shareholders of the Company approved the 2015 Omnibus Long-Term Incentive Plan ("2015 LTIP"). Under the 2015 LTIP, 2,500,000 shares of common stock have been authorized for future grants to officers, directors, key employees and other persons. The 2015 LTIP provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, SSARs and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2015 LTIP may be non-qualified stock options or incentive stock options.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

        The Company recognized stock-based compensation expense as follows:

	For the Fiscal Years Ended June 30,
	2016	2015	2014
	(Amounts in thousands)
Stock options	$454	$417	$468
Stock appreciation rights	1,687	1,422	1,305
Restricted stock	3,686	2,511	3,110
Performance stock	4,212	791	(2,303)

Total stock-based compensation expense	$10,039	$5,141	$2,580

        Stock-based compensation expense is included within General and administrative expense on the consolidated statements of operations and comprehensive (loss) income.

Stock Options and Stock Appreciation Rights

        Stock option and SSARs awards are granted with an exercise price equal to the closing market price of the Company's stock at the date of grant. Stock option and SSARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SSARs awards have 10 year contractual terms.

        To determine stock-based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black-Scholes-Merton ("Black-Scholes") option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during the fiscal year 2016, 2015 and 2014 grants are noted in the following table:

	Stock Options			SSARs
	2016	2015	2014	2016	2015	2014
Weighted-average expected volatility	36.9%	37.3%	43.6%	36.9%	36.6%	41.3%
Weighted-average expected life in years	5.5	5.5	5.5	5.4	5.3	4.8
Weighted-average dividend yield	1.06%	1.00%	1.00%	1.00%	1.00%	1.00%
Weighted-average risk free interest rate	1.6%	1.7%	1.7%	1.6%	1.7%	1.5%

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

Stock Options

        A summary of stock option activity for the fiscal year ended June 30, 2016, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2015	96,155	$59.28
Granted	25,437	$55.71
Exercised	(2,500)	$28.78
Forfeited	(1,269)	$69.94

Outstanding at June 30, 2016	117,823	$59.04	6.4	$1,632

Exercisable at June 30, 2016	73,366	$57.46	5.1	$1,129

        The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2016, 2015 and 2014, was $18.05, $24.86 and $22.78, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2016, 2015 and 2014, were $0.1 million, $0.7 million, and $1.1 million, respectively.

        As of June 30, 2016, there was approximately $0.5 million of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.

SSARs

        A summary of SSARs activity for the fiscal year ended June 30, 2016, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2015	277,118	$63.91
Granted	97,817	$56.54
Exercised	(7,000)	$30.96
Forfeited	(130)	$62.14

Outstanding at June 30, 2016	367,805	$62.58	7.1	$3,861

Exercisable at June 30, 2016	194,863	$62.24	5.7	$2,106

        The weighted-average grant date fair value of SSARs granted during the fiscal years ended June 30, 2016, 2015 and 2014 was $18.35, $24.42 and $21.15, respectively. The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2016, 2015 and 2014, were $0.3 million, $0.2 million, and $0.1 million, respectively.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

        As of June 30, 2016, there was approximately $1.9 million of total unrecognized stock-based compensation expense related to non-vested SSARs, which is expected to be recognized over a weighted-average period of 1.7 years.

Other Stock-based Compensation

Performance Shares

        During fiscal 2016, officers and certain employees were granted 48,422 shares of restricted common stock that can be earned only upon the Company's achievement of certain pre-defined performance measures. Specifically, for performance shares granted in fiscal 2016, one-half of the shares awarded may vest upon the Company's achievement of annual growth in Net Gold Equivalent Ounces ("Net GEOs") ("GEO Shares"). The second one-half of performance shares granted in fiscal 2016 may vest based on the Company's total shareholder return ("TSR") compared to the TSRs of other members of the Market Vectors Gold Miners ETF (GDX) ("TSR Shares"). GEO Shares and TSR Shares may vest by linear interpolation in a range between zero shares if neither threshold Net GEO and TSR metric is met; to 100% of GEO Shares and TSR Shares awarded if both target Net GEO and TSR metrics are met; to 200% of the Net GEO and TSR shares awarded if both the maximum Net GEO and TSR metrics are met. The GEO Shares will expire in five years from the date of grant if the performance measure is not met, while the TSR Shares will expire in three years from the date of grant if the TSR market condition and three year service condition are not met.

        Performance shares granted prior to fiscal 2016 can be earned only if a single pre-defined performance goal (growth of adjusted free cash flow on a per share, trailing twelve month basis) is met within five years of the date of grant. If the performance goal is not earned by the end of this five year period, the fiscal 2015 Performance Shares will be forfeited. Vesting of the fiscal 2015 performance shares is subject to certain performance measures being met and can be based on an interim earn out of 25%, 50%, 75% or 100%.

        The Company measures the fair value of the GEO Shares and performance shares granted prior to fiscal 2016 based upon the market price of our common stock as of the date of grant. In accordance with ASC 718, the measurement date for the GEO Shares and performance shares granted prior to fiscal 2016 will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. For shares that were previously estimated to be probable of vesting and are no longer deemed to be probable of vesting, compensation expense is reversed during the period in which it is determined they are no longer probable of vesting. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned.

        In accordance with ASC 718, provided the market condition within the TSR Shares, the Company measured the grant date fair value using a Monte Carlo valuation model. The fair value of the TSR Shares ($35.15 per share) is multiplied by the target number of TSR Shares granted to determine total stock-based compensation expense. Total stock-based compensation expense of the TSR Shares is amortized on a straight-line basis over the requisite service period, or three years. Stock-based compensation expense for the TSR Shares is recognized provided the requisite service period is rendered, regardless of when, if ever, the TSR market condition is satisfied. The Company will reverse

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

previously recognized stock-based compensation expense attributable to the TSR Shares only if the requisite service period is not rendered.

        A summary of the status of the Company's non-vested Performance Shares for the fiscal year ended June 30, 2016, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2015	200,325	$66.52
Granted	48,422	$45.63
Vested	(10,781)	$75.06
Expired	(23,750)	$49.66
Forfeited	(4,038)	$35.15

Non-vested at June 30, 2016	210,178	$63.78

        As of June 30, 2016, total unrecognized stock-based compensation expense related to Performance Shares was approximately $2.3 million, which is expected to be recognized over the average remaining vesting period of 1.5 years.

Restricted Stock

        Officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone ("Restricted Stock"). During fiscal 2016, officers and certain employees were granted 50,507 shares of Restricted Stock. Restricted Stock awards granted to officers and certain employees vest over three years beginning after a two-year holding period from the date of grant with one-third of the shares vesting in years three, four and five, respectively. Also during fiscal year 2016, our non-executive directors were granted 22,680 shares of Restricted Stock. The non-executive directors' shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested Restricted Stock for the fiscal year ended June 30, 2016, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2015	154,807	$66.23
Granted	73,187	$56.25
Vested	(51,472)	$61.54
Forfeited	—	$—

Non-vested at June 30, 2016	176,522	$63.46

        As of June 30, 2016, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $5.5 million, which is expected to be recognized over the weighted-average vesting period of 3.0 years.

9. STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2016 and 2015.

Common Stock Issuances

        During the fiscal years ended June 30, 2016, 2015 and 2014, options to purchase 2,500, 20,488 and 34,495 shares, respectively, were exercised, resulting in proceeds of approximately $0.1 million, $0.8 million and $1.1 million, respectively.

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

        The following table summarizes the effects of dilutive securities on diluted EPS for the period:

	Fiscal Years Ended June 30,
	2016	2015	2014
	(in thousands, except share data)
Net (loss) income available to Royal Gold common stockholders	$(77,149)	$51,965	$62,641

Weighted-average shares for basic EPS	65,074,455	65,007,861	64,909,149
Effect of other dilutive securities	—	117,312	117,107

Weighted-average shares for diluted EPS	65,074,455	65,125,173	65,026,256

Basic (loss) earnings per share	$(1.18)	$0.80	$0.96

Diluted (loss) earnings per share	$(1.18)	$0.80	$0.96

        The calculation of weighted average shares includes all of our outstanding common stock. The Company intends to settle the principal amount of the 2019 Notes in cash. As a result, there will be no impact to diluted earnings per share unless the share price of the Company's common stock exceeds the conversion price of $105.31.

11. INCOME TAXES

        For financial reporting purposes, Income before income taxes includes the following components:

	Fiscal Years Ended June 30,
	2016	2015	2014
	(Amounts in thousands)
United States	$(230)	$17,569	$17,033
Foreign	(21,528)	44,675	65,894

	$(21,758)	$62,244	$82,927

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The Company's Income tax expense consisted of:

	Fiscal Years Ended June 30,
	2016	2015	2014
	(Amounts in thousands)
Current:
Federal	$45,878	$22,418	$(3,663)
State	135	(36)	334
Foreign	19,650	14,835	30,950

	$65,663	$37,217	$27,621

Deferred and others:
Federal	$(6,986)	$(5,506)	$(4,122)
State	(78)	(49)	(26)
Foreign	2,081	(22,096)	(4,018)

	$(4,983)	$(27,651)	$(8,166)

Total income tax expense	$60,680	$9,566	$19,455

        The provision for income taxes for the fiscal years ended June 30, 2016, 2015 and 2014, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of non-controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Years Ended June 30,
	2016	2015	2014
	(Amounts in thousands)
Total expense computed by applying federal rates	$(7,615)	$21,786	$29,024
State and provincial income taxes, net of federal benefit	(1)	25	334
Excess depletion	(882)	(1,429)	(1,114)
Estimates for uncertain tax positions	1,866	1,404	(7,386)
Statutory tax attributable to non-controlling interest	1,838	(211)	(293)
Effect of foreign earnings	61,576	6,536	1,141
Effect of foreign earnings indefinitely reinvested	3,406	(7,601)	(1,700)
Canadian rate adjustment	—	4,070	—
Chilean tax reform	—	(2,481)	—
Unrealized foreign exchange gains	(2,439)	(10,949)	(367)
Changes in estimates	1,641	(359)	(594)
Other	1,290	(1,225)	410

	$60,680	$9,566	$19,455

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

        The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2016 and 2015, are as follows:

	2016	2015
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$5,691	$4,393
Net operating losses	12,385	16,087
Other	4,610	3,904

Total deferred tax assets	22,686	24,384
Valuation allowance	(2,100)	(4,262)

Net deferred tax assets	$20,586	$20,122

Deferred tax liabilities:
Mineral property basis	$(127,337)	$(133,646)
Unrealized foreign exchange gains	(1,273)	936
2019 Notes	(12,639)	(16,384)
Other	(124)	(1,658)

Total deferred tax liabilities	(141,373)	(150,752)

Total net deferred taxes	$(120,787)	$(130,630)

        The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2016 and 2015, the Company had $2.1 million and $4.3 million of valuation allowances recorded, respectively. The valuation allowance remaining at June 30, 2016 is attributable to capital loss carryforwards in non-US subsidiaries.

        At June 30, 2016 and 2015, the Company had $59.5 million and $55 million of net operating loss carry forwards, respectively. The increase in the net operating loss carry forwards is primarily attributable to the impairment charges in non-U.S. subsidiaries. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty year carry forward period. As a result, these losses do not begin to expire until the 2028 tax year, and the Company anticipates the losses will be fully utilized.

        As of June 30, 2016 and 2015, the Company had $16.9 million and $15.1 million of unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2016	2015	2014
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$15,130	$13,725	$21,166
Additions / Reductions for tax positions of current year	1,866	1,662	(1,052)
Reductions due to settlements with taxing authorities	—	(257)	(296)
Reductions due to lapse of statute of limitations	—	—	(6,093)

Total amount of gross unrecognized tax benefits at end of year	$16,996	$15,130	$13,725

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

        The Company's continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2016 and 2015, the amount of accrued income-tax-related interest and penalties was $5.7 million and $4.6 million, respectively.

12. SUPPLEMENTAL CASH FLOW INFORMATION

        The Company's supplemental cash flow information for the fiscal years ending June 30, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(Amounts in thousands)
Cash paid during the period for:
Interest	$17,691	$10,638	$10,638
Income taxes, net of refunds	$76,072	$20,272	$27,322
Non-cash investing and financing activities:
Dividends declared	$59,388	$56,715	$54,049

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

	At June 30, 2016
		Fair Value
	Carrying Amount
		Total	Level 1	Level 2	Level 3
Assets (In thousands):
Warrants(1)	$2,438	$2,438	$—	$2,438	$—

Total assets		$2,438	$—	$2,438	$—

Liabilities (In thousands):
Debt(2)	$410,057	$390,813	$390,813	$—	$—

Total liabilities		$390,813	$390,813	$—	$—

(1)
Included in Other assets on the Company's consolidated balance sheets.

(2)
Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital in the Company's consolidated balance sheets.

        The Company's debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market. The carrying value of the Company's revolving credit facility (Note 6) approximates fair value as of June 30, 2016. During the fiscal year ended June 30, 2016, the warrants issued by Golden Star (Note 3) were added to the Level 2 fair value hierarchy.

        As of June 30, 2016, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs. Refer to Note 4 for discussion of inputs used to develop fair value for those stream and royalty interests that were determined to be impaired during the twelve months ended June 30, 2016 and 2015.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. MAJOR SOURCES OF REVENUE

        Operators that contributed greater than 10% of the Company's total revenue for any of fiscal years 2016, 2015 or 2014 were as follows (revenue amounts in thousands):

	Fiscal Year 2016		Fiscal Year 2015		Fiscal Year 2014
Operator	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Thompson Creek	$125,438	34.9%	$94,104	33.8%	$27,209	11.5%
Barrick	49,683	13.8%	24,849	8.9%	19,456	8.2%
Teck	49,243	13.7%	38,033	13.7%	48,777	20.6%

15. COMMITMENTS AND CONTINGENCIES

Rainy River Gold and Silver Stream Acquisition

        As of June 30, 2016, the Company has a remaining commitment, subject to certain conditions, of $75.0 million as part of its Rainy River gold and silver stream acquisition in August 2015 (Note 3).

Wassa and Prestea Gold Stream Acquisition and Amendment

        As of June 30, 2016, the Company has a remaining commitment, subject to certain conditions, of $50.0 million as part of its Wassa and Prestea gold stream acquisition (July 2015) and amendment (December 2015) as discussed further in Note 3.

Ilovica Gold Stream Acquisition

        As of June 30, 2016, the Company has a remaining commitment, subject to certain conditions, of $163.75 million as part of its Ilovica gold stream acquisition in October 2014.

Voisey's Bay

        The Company indirectly owns a royalty on the Voisey's Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited ("VNL"). The royalty is directly owned by the Labrador Nickel Royalty Limited Partnership ("LNRLP"), in which the Company's wholly-owned indirect subsidiary, Voisey's Bay Holding Corporation, is the general partner and 90% owner. The remaining 10% interest in LNRLP is owned by Altius Investments Limited, a company unrelated to Royal Gold.

        On December 5, 2014, LNRLP filed amendments to its October 16, 2009 Statement of Claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited ("Vale Canada") and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey's Bay mine. LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey's Bay began in late 2005, have indicated an intention to calculate the NSR in a manner LNRLP believes will violate the royalty agreement as Voisey's Bay concentrates are processed at Vale's new Long Harbour processing facility, and have breached their contractual duties of good faith and honest performance in several ways. LNRLP requests an order in respect of the correct calculation of future payments, and unspecified damages for non-payment and

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

	Revenue	Operating income (loss)	Net (loss) income attributable to Royal Gold stockholders	Basic (loss) earnings per share	Diluted (loss) earnings per share
	(Amounts in thousands except per share data)
Fiscal year 2016 quarter-ended:
September 30	$74,056	$21,185	$(45,046)	$(0.69)	$(0.69)
December 31	98,118	27,173	15,114	0.23	0.23
March 31	93,487	(72,058)	(67,656)	(1.04)	(1.04)
June 30	94,129	28,516	20,439	0.32	0.32

	$359,790	$4,816	$(77,149)	$(1.18)	$(1.18)

	(Amounts in thousands except per share data)
Fiscal year 2015 quarter-ended:
September 30	$69,026	$29,539	$18,680	$0.29	$0.29
December 31	61,304	(2,022)	(6,548)	(0.10)	(0.10)
March 31	74,110	32,150	25,014	0.38	0.38
June 30	73,579	27,568	14,819	0.23	0.23

	$278,019	$87,235	$51,965	$0.80	$0.80

17. SUBSEQUENT EVENTS

Mount Milligan Commitment Letter

        On July 5, 2016, we entered into a binding commitment letter with Centerra Gold Inc. ("Centerra") setting forth the key terms and conditions of a future amendment to our Mount Milligan streaming agreement in connection with the proposed acquisition by Centerra of Thompson Creek Metals Company Inc. ("Thompson Creek") by Plan of Arrangement under the Arrangement Agreement executed between Centerra and Thompson Creek, as announced on July 5, 2016 (the "Centerra Acquisition"). Thompson Creek is the parent company of Terrane Metals Corp. ("Terrane"), which owns and operates the Mount Milligan copper-gold mine. Our obligation to amend the Mount Milligan streaming agreement is subject to the consummation of the Centerra Acquisition and other customary conditions set forth in the commitment letter.

        Pursuant to the terms of the commitment letter, we and Centerra have agreed to amend the existing streaming agreement, whereby, among other things, the existing 52.25% gold streaming interest will be amended to 35.00% and we will obtain an 18.75% copper streaming interest at Mount Milligan at a price equal to 15% of the spot price for each metric tonne of copper delivered. The Centerra Acquisition is expected to close in our first or second quarter of fiscal 2017.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        As of June 30, 2016, the Company's management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management's assessment and those criteria, management concluded that, as of June 30, 2016, our internal control over financial reporting is effective.

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

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2016.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act during our fourth fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)   Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of Royal Gold, Inc.

        We have audited Royal Gold Inc.'s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Royal Gold, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Royal Gold, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Royal Gold, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended June 30, 2016 of Royal Gold, Inc. and our report dated August 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 11, 2016

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is included in the Company's Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2016, and is incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included in the Company's Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2016, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2016, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is included in the Company's Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2016, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included in the Company's Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2016, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements

(b)   Exhibits

        Reference is made to the Exhibit Index beginning on page 99 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.
Date: August 11, 2016	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 11, 2016	By:	/s/ TONY JENSEN Tony Jensen President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 11, 2016	By:	/s/ STEFAN L. WENGER Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: August 11, 2016	By:	/s/ WILLIAM M. HAYES William M. Hayes Chairman
Date: August 11, 2016	By:	/s/ GORDON J. BOGDEN Gordon J. Bogden Director
Date: August 11, 2016	By:	/s/ M. CRAIG HAASE M. Craig Haase Director
Date: August 11, 2016	By:	/s/ KEVIN MCARTHUR Kevin McArthur Director

Date: August 11, 2016	By:	/s/ JAMIE SOKALSKY Jamie Sokalsky Director
Date: August 11, 2016	By:	/s/ CHRIS M.T. THOMPSON Chris M. T. Thompson Director
Date: August 11, 2016	By:	/s/ RONALD J. VANCE Ronald J. Vance Director

Exhibit Index

Exhibit Number		Description
2.1		Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

3.1		Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on February 8, 2008 and incorporated herein by reference)

3.2		Amended and Restated Bylaws, as amended on August 28, 2014 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 4, 2014 and incorporated herein by reference)

3.3		Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference)

3.4		Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on February 23, 2010 and incorporated herein by reference)

4.1		First Amended and Restated Rights Agreement dated September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on September 10, 2007 and incorporated herein by reference)

4.2		Stockholder Agreement dated April 3, 2009 by and among Royal Gold, Inc., Compañía Minera Carmen de Andacollo and Teck Cominco Limited (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 6, 2009 and incorporated herein by reference)

4.3		Amendment No. 1 to the Stockholder Agreement, dated January 12, 2010 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

4.4		Appendix I to Schedule B of the Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on January 22, 2010 and incorporated herein by reference)

4.5		Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

4.6		Supplemental Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 20, 2012 and incorporated herein by reference)

10.1	▲	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

Exhibit Number		Description
10.2	▲	2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on November 16, 2015 and incorporated herein by reference)

10.3	▲	Form of Incentive Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.4	▲	Form of Incentive Stock Option Agreement (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.5	▲	Form of Non-qualified Stock Option Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.6	▲	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.7	▲	Form of Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on August 17, 2012 and incorporated herein by reference)

10.8	▲	Form of Director Restricted Stock Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.9	▲	Form of Restricted Stock Agreement (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.10	▲	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.11	▲	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (1) (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.12	▲	Form of Performance Share Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (2) (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on August 24, 2011 and incorporated herein by reference)

10.13	▲	Form of Performance Share Agreement (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.14	▲	Form of Stock Appreciation Rights Agreement under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on November 7, 2008 and incorporated herein by reference)

10.15	▲	Form of Stock Appreciation Rights Agreement—Stock Settled (Officer) under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold's Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

Exhibit Number		Description
10.16	▲	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 4, 2014 and incorporated herein by reference)

10.17	▲	Form of Employment Agreement by and between Royal Gold, Inc. and Tony Jensen (filed as Exhibit 10.1 to Royal Gold's Current Report on Form 8-K filed on July 8, 2016 and incorporated herein by reference)

10.18	▲	Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Karli Anderson, William Heissenbuttel, Mark Isto, Bruce Kirchhoff and Stefan Wenger (filed as Exhibit 10.2 to Royal Gold's Current Report on Form 8-K filed on July 8, 2016 and incorporated herein by reference)

10.19	▲	Form of Award Modification Agreement by and between Royal Gold, Inc. and each of the following: Stanley Dempsey, Tony Jensen, Karen Gross and Bruce Kirchhoff (filed as Exhibit 10.3 to Royal Gold's Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference)

10.20		Sixth Amended and Restated Revolving Credit Agreement among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., the additional guarantors from time to time party thereto, the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders, dated January 29, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 30, 2014 and incorporated herein by reference)

10.21		Amendment No. 1 to Sixth Amended and Restated Revolving Credit Agreement, among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., the additional guarantors from time to time party thereto, the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders, dated April 29, 2015. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 30, 2015 and incorporated herein by reference)

10.22		Amendment No. 2 to Sixth Amended and Restated Revolving Credit Agreement, among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Exchangeco Inc., RG Mexico, Inc., the additional guarantors from time to time party thereto, the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders, dated April 29, 2015. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 21, 2016 and incorporated herein by reference)

10.23		Amended and Restated Security Agreement by and among Royal Gold, Inc., High Desert Mineral Resources, Inc., RG Mexico, Inc. and HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.24		Amended and Restated Pledge Agreement by Royal Gold, Inc. in favor of HSBC Bank USA, National Association dated February 1, 2011 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q on February 4, 2011 and incorporated herein by reference)

10.25		Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company's Current Report on Form 8-K on April 12, 1999 and incorporated herein by reference)

Exhibit Number	Description
10.26	Firm offer to purchase royalty interest of "Idaho Group" between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company's Current Report on Form 8-K on September 2, 1999 and incorporated herein by reference)

10.27	Royalty Deed and Agreement, dated effective as of April 15, 1991, between ECM, Inc. and Royal Crescent Valley, Inc. (filed as Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference)

10.28	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 23, 2002 and incorporated herein by reference)

10.29	Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.30	Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.31	Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K on September 22, 2005 and incorporated herein by reference)

10.32	Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.33	Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on February 9, 2007 and incorporated herein by reference)

10.34	Amended and Restated Master Agreement by and between Royal Gold, Inc. and Compañía Minera Teck Carmen de Andacollo, dated as of January 12, 2010, along with the related Form of Royalty Agreement attached thereto as Exhibit C (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 15, 2010 and incorporated herein by reference)

10.35	Support Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Callco Inc., and RG Exchangeco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

Exhibit Number		Description
10.36		Voting and Exchange Trust Agreement, dated as of February 22, 2010, among Royal Gold, Inc., RG Exchangeco Inc. and Computershare Trust Company of Canada (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A on February 23, 2010 and incorporated herein by reference)

10.37		Labrador Option Agreement, dated May 18, 1993, between Diamond Fields Resources Inc. and Archean Resources Ltd., as amended (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q on May 7, 2010 and incorporated herein by reference)

10.38		Robinson Property Trust Ancillary Agreement by and between Kennecott Holdings Corporation, Kennecott Rawhide Mining Company and Kennecott Nevada Copper Company and BHP Nevada Mining Company, dated September 12, 2003 (filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.39		Shares Purchase and Sale Agreement by Jaime Ugarte Lee and others to Compañia Minera Barrick Chile Limitada, dated as of March 23, 2001 (English Translation) (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.40		Royalty Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated March 29, 2005, as supplemented and amended by the Supplemental Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated May 20, 2005 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.41		Net Smelter Return Royalty Agreement by and between Newmont Canada Limited and Barrick Gold Corporation, dated October 8, 2004 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K on August 26, 2010 and incorporated herein by reference)

10.42		Royalty for Technical Expertise Agreement by and between Tenedoramex S. A. de C. V. and Kennecott Minerals Company, dated as of March 23, 2001 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 6, 2006 and incorporated herein by reference)

10.43		Agreement for Amendment and Restatement of Royalty for Technical Expertise between Minas de Oro Nacional S.A. de C.V. and RG Mexico, Inc. dated May 27, 2011 (filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.44	†	Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 15, 2011 and incorporated herein by reference)

10.45	†	First Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of August 8, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 9, 2012 and incorporated herein by reference)

Exhibit Number		Description
10.46		Second Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 11, 2014 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on January 29, 2015 and incorporated herein by reference).

10.47		Intercreditor Agreement by and among RGLD Gold AG, Terrane Metals Corp. and Valiant Trust Company dated November 27, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on January 31, 2013 and incorporated herein by reference)

10.48		Option Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

10.49		Subscription Agreement between Seabridge Gold Inc. and RGLD Gold Canada, Inc. dated June 16, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 22, 2011 and incorporated herein by reference)

10.50		Amending Agreement between Seabridge Gold Inc. and RG Exchangeco Inc., dated October 28, 2011 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q on November 3, 2011 and incorporated herein by reference)

10.51		Second Amending Agreement by and between RG Exchangeco Inc. and Seabridge Gold Inc. dated as of December 13, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on January 31, 2013 and incorporated herein by reference)

10.52		Net Smelter Royalty Agreement between Barrick Gold Corporation and McWatters Mining Inc., dated April 3, 2003 (filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.53		Agreement between Rio Tinto Metals Limited and MK Gold Company, dated September 1, 1999 (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.54		Net Smelter Return Royalty Agreement between Expatriate Resources Ltd. and Atna Resources Ltd., dated June 16, 2004, as modified by Partial Assignment of Royalty between Atna Resources Ltd, Equity Engineering Ltd. and Yukon Zinc Corporation, dated August 20, 2007 (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K on August 18, 2011 and incorporated herein by reference)

10.55	†	Purchase and Sale Agreement by and between RGLD Gold AG and Chieftain Metals Inc., dated as of December 22, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 28, 2011 and incorporated herein by reference)

10.56		Form of Agreement for Assignment of Partnership Interest in Crescent Valley Partners, L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 8, 2014 and incorporated herein by reference)

10.57	*▲	Form of Incentive Stock Option Agreement under Royal Gold's 2015 Omnibus Long-Term Incentive Plan

Exhibit Number		Description
10.58	*▲	Form of Restricted Stock Agreement under Royal Gold 2015 Omnibus Long-Term Incentive Plan

10.59	*▲	Form of Director Restricted Stock Agreement under Royal Gold's 2015 Omnibus Long-Term Incentive Plan

10.60	*▲	Form of Performance Share Agreement under Royal Gold's 2015 Omnibus Long-Term Incentive Plan

10.61	*▲	Form of Stock Appreciation Rights Agreement under Royal Gold's 2015 Omnibus Long-Term Incentive Plan

21.1	*	Royal Gold and Its Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed or furnished herewith.

▲
Identifies each management contract or compensation plan or arrangement.

†
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.