Form 10-Q
period 2016-09-30
ROYAL GOLD INC
filed 2016-11-03
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 65,315,629 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 26, 2016.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30, 2016	June 30, 2016
ASSETS
Cash and equivalents	$133,042	$116,633
Royalty receivables	23,951	17,990
Income tax receivable	21,028	20,043
Stream inventory	12,615	9,489
Prepaid expenses and other	1,350	614
Total current assets	191,986	164,769

Stream and royalty interests, net (Note 3)	2,898,094	2,848,087
Other assets	58,511	53,696
Total assets	$3,148,591	$3,066,552

LIABILITIES
Accounts payable	$6,129	$4,114
Dividends payable	15,023	15,012
Other current liabilities	4,433	3,554
Total current liabilities	25,585	22,680

Debt (Note 4)	674,029	600,685
Deferred tax liabilities	120,672	133,867
Uncertain tax positions	23,370	16,996
Other long-term liabilities	6,391	6,439
Total liabilities	850,047	780,667

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; and 65,142,812 and 65,093,950 shares outstanding, respectively	652	651
Additional paid-in capital	2,180,815	2,179,781
Accumulated earnings	63,349	48,584
Total Royal Gold stockholders’ equity	2,244,816	2,229,016
Non-controlling interests	53,728	56,869
Total equity	2,298,544	2,285,885
Total liabilities and equity	$3,148,591	$3,066,552

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2016	2015
Revenue	$117,947	$74,056

Costs and expenses
Cost of sales	22,662	11,466
General and administrative	10,507	9,510
Production taxes	497	1,592
Exploration costs	3,288	3,156
Depreciation, depletion and amortization	40,102	27,147
Total costs and expenses	77,056	52,871

Operating income	40,891	21,185

Interest and other income	1,557	265
Interest and other expense	(8,305)	(7,214)
Income before income taxes	34,143	14,236

Income tax expense	(7,188)	(59,177)
Net income (loss)	26,955	(44,941)
Net loss (income) attributable to non-controlling interests	2,832	(105)
Net income (loss) attributable to Royal Gold common stockholders	$29,787	$(45,046)

Net income (loss)	$26,955	$(44,941)
Adjustments to comprehensive income (loss), net of tax
Unrealized change in market value of available-for-sale securities	—	(449)
Comprehensive income (loss)	26,955	(45,390)
Comprehensive loss (income) attributable to non-controlling interests	2,832	(105)
Comprehensive income (loss) attributable to Royal Gold stockholders	$29,787	$(45,495)

Net income (loss) per share available to Royal Gold common stockholders:

Basic earnings (loss) per share	$0.46	$(0.69)
Basic weighted average shares outstanding	65,116,686	65,048,439
Diluted earnings (loss) per share	$0.46	$(0.69)
Diluted weighted average shares outstanding	65,280,904	65,048,439
Cash dividends declared per common share	$0.23	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$26,955	$(44,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	40,102	27,147
Amortization of debt discount and issuance costs	3,351	3,197
Non-cash employee stock compensation expense	4,144	4,227
Tax benefit of stock-based compensation exercises	24	150
Deferred tax expense	(1,030)	11,767
Other	(153)	(390)
Changes in assets and liabilities:
Royalty receivables	(5,962)	13,142
Stream inventory	(3,125)	(1,981)
Income taxes receivable	(16,480)	(17,192)
Prepaid expenses and other assets	(1,724)	(2,682)
Accounts payable	1,777	3,266
Uncertain tax positions	6,374	77
Other liabilities	879	6,704
Net cash provided by operating activities	$55,132	$2,491

Cash flows from investing activities:
Acquisition of stream and royalty interests	(90,083)	(1,300,881)
Andacollo royalty termination	—	345,000
Golden Star term loan	—	(20,000)
Other	(226)	(228)
Net cash used in investing activities	$(90,309)	$(976,109)

Cash flows from financing activities:
Borrowings from revolving credit facility	70,000	350,000
Net payments from issuance of common stock	(2,038)	—
Common stock dividends	(15,012)	(14,341)
Purchase of additional royalty interest from non-controlling interest	(1,025)	—
Tax expense of stock-based compensation exercises	(24)	(150)
Other	(315)	(430)
Net cash provided by financing activities	$51,586	$335,079
Net increase (decrease) in cash and equivalents	16,409	(638,539)
Cash and equivalents at beginning of period	116,633	742,849
Cash and equivalents at end of period	$133,042	$104,310

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals streams, royalties and similar interests.  We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.  A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine at a price determined for the life of the transaction by the purchase agreement.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on August 11, 2016 (“Fiscal 2016 10-K”).

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.  Reclassified amounts were not material to the financial statements.

Recently Issued Account Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) guidance to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation with actual forfeitures as they occur, as well as certain classifications on the statement of cash flows.  The new guidance is effective for the Company’s fiscal year beginning July 1, 2017.  Early adoption is permitted, as long as all of the amendments are adopted in the same period.  We are currently evaluating the impact this guidance will have on our consolidated financial statements and footnote disclosures.

In May 2014, the FASB issued ASU guidance for the recognition of revenue from contracts with customers.  Subsequent to the issuance of this ASU guidance, the FASB issued additional related ASU’s on revenue recognition.  The effective date and transition requirements for all of these ASU’s are the same.  Specifically, the guidance under these ASU’s is to be applied using a full retrospective method or a modified retrospective method, as described in the guidance, and is effective for the Company’s fiscal year beginning July 1, 2018.  The Company is currently evaluating the level of effort needed to implement the guidance, evaluating the provisions of each new guidance, and assessing their impact on

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the Company’s consolidated financial statements and disclosures, as well as which transitions method we intend to use.

2.                                      ACQUISITIONS

Acquisition of Additional Royalty Interests at Cortez

On September 19, 2016, Royal Gold, through its wholly-owned subsidiary, Denver Mining Finance Company, Inc., acquired a 3.75% Net Value Royalty (“NVR”) covering a significant area of Barrick Gold Corporation’s (“Barrick”) Cortez mine, including the Crossroads deposit, from a private party seller for total consideration of $70 million.  With this acquisition, Royal Gold’s interests at Cortez Crossroads comprise a 4.43% NVR and a 5% sliding-scale Gross Smelter Return (“GSR”) royalty at current gold prices.  Royal Gold’s interests on production from the Pipeline and South Pipeline deposits as well as portions of the Gap deposit are comprised of a 4.83% NVR and a 5.71% GSR royalty at current gold prices.

The acquisition of the additional royalty interests at Cortez has been accounted for as an asset acquisition.  The portion of the acquisition, plus direct transaction costs, attributable to the Pipeline and South Pipeline deposits as well as portions of the Gap deposit ($10.2 million) has been recorded as a production stage royalty interest while the portion of the acquisition attributable to the Crossroads deposit ($59.8 million) has been recorded as a development stage royalty interest and both are included within Stream and royalty interests, net, on our consolidated balance sheets.

3.                                      STREAM AND ROYALTY INTERESTS

The following tables summarize the Company’s royalty and stream interests as of September 30, 2016 and June 30, 2016.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2016 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$783,046	$(84,689)	$698,357
Pueblo Viejo	610,404	(31,543)	578,861
Andacollo	388,182	(24,913)	363,269
Wassa and Prestea	116,438	(10,015)	106,423
Total production stage stream interests	1,898,070	(151,160)	1,746,910

Production stage royalty interests:
Voisey’s Bay	205,724	(85,671)	120,053
Peñasquito	99,172	(30,911)	68,261
Holt	34,612	(17,917)	16,695
Cortez	20,870	(10,175)	10,695
Other	483,643	(316,929)	166,714
Total production stage royalty interests	844,021	(461,603)	382,418
Total production stage stream and royalty interests	2,742,091	(612,763)	2,129,328

Development stage stream interests:
Rainy River	100,718	—	100,718
Other	12,031	—	12,031
Total development stage stream interests	112,749	—	112,749

Development stage royalty interests:
Pascua-Lama	380,657	—	380,657
Cortez	59,803	—	59,803
Other	63,811	—	63,811
Total development stage royalty interests	504,271	—	504,271
Total development stage stream and royalty interests	617,020	—	617,020
Total exploration stage royalty interests	151,746	—	151,746
Total stream and royalty interests	$3,510,857	$(612,763)	$2,898,094

As of June 30, 2016 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$783,046	$(74,060)	$—	$708,986
Pueblo Viejo	610,404	(21,902)	—	588,502
Andacollo	388,182	(18,286)	—	369,896
Wassa and Prestea	96,413	(7,816)	—	88,597
Total production stage stream interests	1,878,045	(122,064)	—	1,755,981

Production stage royalty interests:
Voisey’s Bay	205,724	(85,671)	—	120,053
Peñasquito	99,172	(29,898)	—	69,274
Holt	34,612	(17,124)	—	17,488
Cortez	10,630	(10,000)	—	630
Other	531,735	(342,460)	(18,605)	170,670
Total production stage royalty interests	881,873	(485,153)	(18,605)	378,115
Total Production stage stream and royalty interests	2,759,918	(607,217)	(18,605)	2,134,096

Development stage stream interests:
Rainy River	100,706	—	—	100,706
Other	87,883	(153)	(75,702)	12,028
Total development stage stream interests	188,589	(153)	(75,702)	112,734

Development stage royalty interests:
Pascua-Lama	380,657	—	—	380,657
Other	66,414	—	—	66,414
Total development stage royalty interests	447,071	—	—	447,071
Total Development stage stream and royalty interests	635,660	(153)	(75,702)	559,805
Total Exploration stage royalty interests	155,997	—	(1,811)	154,186
Total stream and royalty interests	$3,551,575	$(607,370)	$(96,118)	$2,848,087

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Amendment to Mount Milligan

Refer to Note 12 for further discussion on the amendment to our Mount Milligan stream effective October 20, 2016.

4.                                      DEBT

The Company’s non-current debt as of September 30, 2016 and June 30, 2016 consists of the following:

	As of September 30, 2016				As of June 30, 2016
	Principal	Unmortized Discount	Debt Issuance Costs	Total	Principal	Unmortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)

Convertible notes due 2019	$370,000	$(34,092)	$(3,616)	$332,292	$370,000	$(36,943)	$(3,934)	$329,123
Revolving credit facility	345,000	—	(3,263)	341,737	275,000	—	(3,438)	271,562
Total debt	$715,000	$(34,092)	$(6,879)	$674,029	$645,000	$(36,943)	$(7,372)	$600,685

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012.  The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three months ended September 30, 2016, was $5.8 million compared to $5.6 million for the three months ended September 30, 2015, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $650 million revolving credit facility.  The acquisition discussed in Note 2 was funded from our revolving credit facility during the quarter ended September 30, 2016.  As of September 30, 2016, the Company had $345 million outstanding and $305 million available under the revolving credit facility.  Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.25% to 3.00%, based on Royal Gold’s defined leverage ratio.  As of September 30, 2016, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.75% for an all-in rate of 2.28%.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.

As discussed in Note 6 to the notes to consolidated financial statements in the Company’s Fiscal 2016 10-K, the Company has financial covenants associated with its revolving credit facility.  At September 30, 2016, the Company was in compliance with each financial covenant.

5.                                      REVENUE

Revenue is comprised of the following:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2016	2015
	(Amounts in thousands)
Stream interests	$85,504	$37,857
Royalty interests	32,443	36,199
Total revenue	$117,947	$74,056

6.                                      STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	For The Three Months Ended
	September 30,	September 30,
	2016	2015
	(Amounts in thousands)
Stock options	$108	$109
Stock appreciation rights	468	392
Restricted stock	1,374	1,370
Performance stock	2,194	2,356
Total stock-based compensation expense	$4,144	$4,227

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income (loss).

During the three months ended September 30, 2016 and 2015, the Company granted the following stock-based compensation awards:

	For The Three Months Ended
	September 30,	September 30,
	2016	2015
	(Number of shares)
Stock options	7,200	24,312
Stock appreciation rights	63,340	97,817
Restricted stock	44,890	72,062
Performance stock	29,830	47,297
Total equity awards granted	145,260	241,488

As of September 30, 2016, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards was as follows:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Unrecognized compensation expense	Weighted- average vesting period (years)
Stock options	$608	2.0
Stock appreciation rights	3,211	2.2
Restricted stock	7,506	3.3
Performance stock	3,877	1.5

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	For The Three Months Ended
	September 30,	September 30,
	2016	2015
	(in thousands, except per share data)

Net income (loss) available to Royal Gold common stockholders	$29,787	$(45,046)
Weighted-average shares for basic EPS	65,116,686	65,048,439
Effect of other dilutive securities	164,218	—
Weighted-average shares for diluted EPS	65,280,904	65,048,439
Basic earnings (loss) per share	$0.46	$(0.69)
Diluted earnings (loss) per share	$0.46	$(0.69)

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $103.52.

8.                                      INCOME TAXES

	For The Three Months Ended
	September 30,	September 30,
	2016	2015
	(Amounts in thousands, except rate)

Income tax expense	$7,188	$59,177
Effective tax rate	21.1%	415.7%

The higher effective tax rate for the three months ended September 30, 2015, as compared to the three months ended September 30, 2016, is primarily due to the prior year discrete tax impacts attributable to the Company’s Andacollo transaction and liquidation of our Chilean subsidiary.

9.                                      SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As of September 30, 2016			As of June 30, 2016
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$799,075	$226,652	$1,025,727	$809,692	$228,566	$1,038,258
Dominican Republic	578,861	—	578,861	588,502	—	588,502
Chile	363,269	453,554	816,823	369,896	453,629	823,525
Mexico	—	115,902	115,902	—	118,899	118,899
United States	—	170,128	170,128	—	102,385	102,385
Africa	106,422	666	107,088	88,596	697	89,293
Australia	—	41,007	41,007	—	42,547	42,547
Other	12,032	30,526	42,558	12,029	32,649	44,678
Total	$1,859,659	$1,038,435	$2,898,094	$1,868,715	$979,372	$2,848,087

The Company’s revenue, cost of sales and net revenue by reportable segment for the three months ended September 30, 2016 and 2015, is geographically distributed as shown in the following table:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$38,386	$12,578	$25,808	$23,518	$9,128	$14,390
Chile	20,169	2,998	17,171	10,715	1,604	9,111
Dominican Republic	20,950	5,896	15,054	—	—	—
Africa	5,999	1,190	4,809	3,624	734	2,890
Total streams	$85,504	$22,662	$62,842	$37,857	$11,466	$26,391

Royalties:
Mexico	$9,596	$—	$9,596	$10,805	$—	$10,805
United States	9,706	—	9,706	10,213	—	10,213
Canada	6,188	—	6,188	10,401	—	10,401
Australia	3,462	—	3,462	2,451	—	2,451
Africa	824	—	824	257	—	257
Chile	489	—	489	—	—	—
Other	2,178	—	2,178	2,072	—	2,072
Total royalties	$32,443	$—	$32,443	$36,199	$—	$36,199
Total streams and royalties	$117,947	$22,662	$95,285	$74,056	$11,466	$62,590

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

	At September 30, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Warrants(1)	$3,244	$3,244	$—	$3,244	$—
Total assets		$3,244	$—	$3,244	$—

Liabilities (In thousands):
Debt(2)	$412,908	$418,322	$418,322	$—	$—
Total liabilities		$418,322	$418,322	$—	$—

(1)   Included in Other assets on the Company’s consolidated balance sheets.

(2)   Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital on the Company’s consolidated balance sheets.

The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.  The carrying value of the Company’s revolving credit facility (Note 4) approximates fair value as of September 30, 2016.  The warrants classified within Level 2 of the fair value hierarchy are valued at each reporting period using the Black-Scholes model.  The warrants are part of the term loan funded to Golden Star Resources Ltd. in July 2015 and have been classified as a financial asset instrument.  Any change in the fair value of the warrants at subsequent reporting periods will be recorded within Interest and other income on our consolidated statements of operations and comprehensive (loss) income.

As of September 30, 2016, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.                               COMMITMENTS AND CONTINGENCIES

Rainy River Gold and Silver Stream Acquisition

As of September 30, 2016, the Company has a remaining commitment, subject to certain conditions, of $75.0 million as part of its Rainy River gold and silver stream acquisition in August 2015.

Wassa and Prestea Gold Stream Acquisition and Amendment

As of September 30, 2016, the Company has a remaining commitment, subject to certain conditions, of $30.0 million as part of its Wassa and Prestea gold stream acquisition (July 2015) and amendment (December 2015).  On October 1, 2016, the Company made an advance payment of $20 million and expects to fund the remaining $10 million on January 1, 2017, subject to certain conditions.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Ilovica Gold Stream Acquisition

As of September 30, 2016, the Company has a remaining commitment, subject to certain conditions, of $163.75 million as part of its Ilovica gold stream acquisition in October 2014.

Voisey’s Bay

The Company indirectly owns a royalty on the Voisey’s Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited (“VNL”).  The royalty is directly owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary, Voisey’s Bay Holding Corporation, is the general partner and 90% owner.  The remaining 10% interest in LNRLP is owned by Altius Royalty Corporation, a company unrelated to Royal Gold.

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

12.                               SUBSEQUENT EVENT

Mount Milligan Stream Amendment

On October 20, 2016, Centerra Gold Inc. (“Centerra”) and Thompson Creek Metals Inc. (“Thompson Creek”) completed the Plan of Arrangement (the “Arrangement”) previously announced on July 5, 2016, pursuant to which Centerra acquired all of the issued and outstanding common shares of Thompson Creek.  RGLD Gold AG’s (“RGLD Gold”) streaming interest at Mount Milligan was amended (the “amendment”) concurrently with the closing of the Arrangement.

Under the terms of the amendment, RGLD Gold’s 52.25% gold stream at Mount Milligan was amended to a 35% gold stream and an 18.75% copper stream.  RGLD Gold will continue to pay $435 per ounce of gold delivered and will pay 15% of the spot price per metric tonne of copper delivered.  Mount Milligan gold in concentrate in transit prior to October 20, 2016, will be delivered to RGLD Gold under the current 52.25% stream.  Under the terms of both the original and amended agreements, there is a maximum of five months between concentrate shipment and final settlement, and RGLD Gold expects to begin receiving gold and copper deliveries reflecting the amended stream agreement around March 2017.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2016 (the “Fiscal 2016 10-K”).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “NVR,” “metal stream (or “stream”)” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2016 10-K.

Statement Regarding Third Party Information

Certain information provided in this report, including production estimates for calendar 2016, has been provided to us by the operators of properties where we own interests or is publicly available information filed by these operators with applicable securities regulatory bodies, including the Securities and Exchange Commission.  Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metal streams, royalties, and similar interests.  We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the term of the agreement.  As of September 30, 2016, we owned stream interests on four producing properties and three development stage properties.  As discussed further in our Fiscal 2016 10-K, we closed and funded approximately $1.4 billion in stream interests in our fiscal year 2016, including stream interests relating to Pueblo Viejo, Andacollo, Wassa and Prestea, and Rainy River.  Stream interests accounted for approximately 72% and 51% of our total revenue for the three months ended September 30, 2016 and 2015, respectively.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of September 30, 2016, we owned royalty interests on 34 producing properties, 21 development stage properties and 131 exploration stage properties, of which we consider 50 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 28% and 49% of our total revenue for the three months ended September 30, 2016 and 2015, respectively.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold, LLC joint venture, we generally are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

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

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver and copper, together with the amounts of production from our producing stage stream and royalty interests.  The price of gold, silver, copper and other metals has fluctuated widely in recent years.  The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and significant declines in the price of gold, silver or copper could have a material and adverse effect on the Company’s results of operations and financial condition.

For the three months ended September 30, 2016 and 2015, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,335	88%	$1,124	81%
Silver ($/ounce)	$19.61	7%	$14.91	3%
Copper ($/pound)	$2.16	2%	$2.39	5%
Other	N/A	3%	N/A	11%

Recent Business Developments

Mount Milligan Stream Amendment

On October 20, 2016, Centerra Gold Inc. (“Centerra”) and Thompson Creek Metals Inc. (“Thompson Creek”) completed the Plan of Arrangement (the “Arrangement”) previously announced on July 5, 2016, pursuant to which Centerra acquired all of the issued and outstanding common shares of Thompson Creek.  RGLD Gold AG’s (“RGLD Gold”) streaming interest at Mount Milligan was amended (the “amendment”) concurrently with the closing of the Arrangement.

Under the terms of the amendment, RGLD Gold’s 52.25% gold stream at Mount Milligan was amended to a 35% gold stream and an 18.75% copper stream.  RGLD Gold will continue to pay $435 per ounce of gold delivered and will pay 15% of the spot price per metric tonne of copper delivered.

Mount Milligan gold in concentrate in transit prior to October 20, 2016, will be delivered to RGLD Gold under the current 52.25% stream.  Under the terms of both the original and amended agreements, there is a maximum of five months between concentrate shipment and final settlement, and RGLD Gold expects to begin receiving gold and copper deliveries reflecting the amended stream agreement around March 2017.

In connection with the amendment, RGLD Gold’s first ranking security over 52.25% of gold produced from the Mount Milligan assets was amended to provide for first ranking security over 35% of produced gold and 18.75% of produced copper.  RGLD Gold’s other existing security over the Mount Milligan assets remains unaffected.

Acquisition of Additional Royalty Interests at Cortez

On September 19, 2016, Royal Gold, through its wholly-owned subsidiary, Denver Mining Finance Company, Inc., acquired a 3.75% Net Value Royalty (“NVR”) covering a significant area of Barrick Gold Corporation’s (“Barrick”) Cortez mine, including the Crossroads deposit, from a private party seller for total consideration of $70 million.  With this acquisition, Royal Gold’s interests at Cortez Crossroads comprise a 4.43% NVR and a 5% sliding-scale Gross Smelter Return (“GSR”) royalty at current gold prices.  Royal Gold’s interests on production from the Pipeline and South Pipeline deposits as well as portions of the Gap deposit are comprised of a 4.83% NVR and a 5.71% GSR royalty at current gold prices.

As of December 31, 2015, proven and probable reserves subject to Royal Gold’s interests at Cortez were estimated at 3.7 million ounces of gold, including approximately 3 million gold ounces at Crossroads.  Waste stripping at Crossroads is underway and production is expected to begin in calendar 2018.

Principal Stream and Royalty Interests

The Company considers both historical and future potential revenues in determining which stream and royalty interests in our portfolio are principal to our business.  Estimated future potential revenues from both producing and development properties are based on a number of factors, including reserves subject to our stream and royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause the Company to conclude that one or more of such stream and royalty interests are no longer principal to our business.  Currently, our principal producing and development stream and royalty interests are listed alphabetically in the following tables.

Please refer to our Fiscal 2016 10-K for further discussion of our principal producing and development stream and royalty interests.

Principal Producing Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)

Cortez	Nevada, USA	Barrick	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 4.83% NVR; 4.43% NVR (Crossroads)

Mount Milligan(1)	British Columbia, Canada	Centerra	Gold stream - 35.00% of payable gold Copper stream - 18.75% of payable copper

Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)

Pueblo Viejo	Sanchez Ramirez, Domincan Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter) Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)

Wassa and Prestea(2)	Western Region of Ghana	Golden Star Resources Ltd. (“Golden Star”)	Gold stream - 9.25% of gold produced

(1)             Refer to Recent Business Developments above for discussion on the amendment to our Mount Milligan stream.  The Company’s gold stream interest was 52.25% during the three months ended September 30, 2016.  Pursuant to the amendment to the Mount Milligan streaming agreement, the Company has a 35.0% gold stream and a 18.75% copper stream.  Mount Milligan gold in concentrate that is currently in transit will be delivered under the 52.25% stream.

(2)             Gold stream percentage increases to 10.5% upon the earlier of (i) December 31, 2017 or (ii) the date at which Wassa and Prestea underground projects achieve commercial production.

Principal Development Stage Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Rainy River	Ontario, Canada	New Gold, Inc. (“New Gold”)	Gold stream - 6.5% of gold produced (until 230,000 ounces delivered; 3.25% thereafter) Silver stream - 60% of silver produced (until 3.1 million ounces delivered; 30% thereafter)

Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.45% sliding-scale NSR 1.09% fixed rate royalty (copper)

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2016

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2016.  The following table shows such production estimates for our principal producing properties for calendar 2016 as well as the actual production reported to us by the various operators through September 30, 2016.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing or development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2016

Principal Producing Properties

For the period January 1, 2016 through September 30, 2016

				Calendar 2016 Operator’s Production
	Calendar 2016 Operator’s Production Estimate(1)			Actual(2),(3)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(4)	57,600	—	—	40,100	—	—
Mount Milligan(5)	240,000-270,000	—	—	99,700	—	—
Pueblo Viejo(6)	670,000-700,000	Not provided		511,000	Not provided	—
Wassa and Prestea(7)	180,000-205,000			95,700
Royalty:
Cortez GSR1	119,200	—	—	53,100	—	—
Cortez GSR2	1,300	—	—	3,100	—	—
Cortez GSR3	120,500	—	—	56,200	—	—
Cortez NVR1	68,900	—	—	36,600	—	—
Peñasquito(8)	520,000-580,000	22-24 million	—	282,000	13.1 million	—
Lead(8)			145-155 million			79.8 million
Zinc(8)			375-400 million			184.6 million

(1)             Production estimates received from our operators are for calendar 2016.  There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2016 10-K for information regarding factors that could affect actual results.

(2)             Actual production figures shown are from our operators and cover the period January 1, 2016 through September 30, 2016, unless otherwise noted.

(3)             Actual production figures for Cortez are based on information provided to us by the operators, and actual production figures for Andacollo, Mount Milligan, Pueblo Viejo, Peñasquito (gold) and Wassa and Prestea are the operators’ publicly reported figures.

(4)             The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(5)             The estimated and actual production figures shown for Mount Milligan are payable gold in concentrate. Actual production shown is for the six months ended June 30, 2016.  Nine months ended September 30, 2016, information was not available from the operator as of the date of this report.

(6)             The estimated and actual production figures shown are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.  In October 2016, Barrick increased their calendar 2016 gold production guidance from 600,000-650,000 ounces to 670,000-700,000 ounces.

(7)             The estimated production figure shown is payable gold in doré. Actual production shown is for the six months ended June 30, 2016.  Nine months ended September 30, 2016, information was not available from the operator as of the date of this report.

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

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 15,300 ounces for the three months ended September 30, 2016, compared to approximately 9,800 ounces for the three months ended September 30, 2015.  Teck indicated that they expect calendar 2016 gold grade and production to exceed calendar 2015.  Teck reported copper production increased by 12% when compared to the prior year quarter due to improved throughput, which primarily resulted from a deferral of major plant maintenance to later in calendar 2016 and a focus on improving operational efficiency in the flotation circuit.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 29,900 ounces for the three months ended September 30, 2016, compared to approximately 23,800 ounces for the three months ended September 30, 2015.  The increase during the current quarter is primarily attributable to improved throughput and grade.

For the remainder of calendar 2016, the primary operational focus at Mount Milligan is to continue to optimize the mine and mill throughput with the expectation to gradually increase recoveries.  In October 2016, Thompson Creek announced that commissioning of the secondary crusher commenced and that the first feed through the secondary crusher is expected near the end of October 2016.  Centerra expects Mount Milligan gold production will be at the lower end of their calendar 2016 production guidance of 240,000 to 270,000 ounces and copper production to be on the higher end of the calendar 2016 guidance of 55 million to 65 million pounds.

Please refer to “Recent Business Developments” earlier in this MD&A for discussion on amendments to our Mount Milligan stream.

Pueblo Viejo

Stream deliveries from Pueblo Viejo were approximately 13,700 ounces of gold and approximately 543,300 ounces of silver for the three months ended September 30, 2016.  RGLD Gold AG began receiving gold and silver deliveries during the quarter ended December 31, 2015 and March 31, 2016, respectively.  Barrick reported that gold recovery improved during the current quarter as a result of higher grade and lower carbonaceous ore content.  Barrick also reported that silver recovery achieved its best quarterly performance to date at 67% during the current quarter, through process refinements and higher pre-heater availability.

Wassa and Prestea

Gold stream deliveries from Wassa and Prestea were approximately 4,500 ounces for the three months ended September 30, 2016, compared to approximately 6,300 ounces for the three months ended September 30, 2015.  The prior year quarter benefited from the inclusion of one-third of the ounces for production associated with April 2015 through July 2015, per the stream agreement.  The open pit operations at Wassa and Prestea continued to be the primary source of production during the current quarter.  In July 2016, Golden Star stated they are on track to achieve their full year calendar 2016 production guidance of between 180,000 to 205,000 ounces of gold.

In July 2016, Golden Star announced that pre-commercial production commenced at the Wassa underground gold mine, as scheduled.  Golden Star expects Wassa underground to achieve commercial production in early calendar 2017, at which time it is expected to deliver 2,000 to 2,500 tonnes of ore per day.  The Prestea underground project is currently in development, and Golden Star expects first production at the Prestea underground project in mid-calendar 2017.

Royalty Interests

Cortez

Production attributable to our royalty interests at Cortez during the three months ended September 30, 2016, was in-line with production during the prior year quarter.  Waste stripping at Crossroads, which is subject to our royalty interest, restarted in October 2016 and is currently ongoing.

Please refer to “Recent Business Developments” earlier in this MD&A for discussion on the acquisition of additional royalty interests at Cortez.

Peñasquito

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito decreased approximately 56%, 29%, 33% and 39%, respectively, during the three months ended September 30, 2016, when compared to the three months ended September 30, 2015.  The decrease in production is attributable to lower grades and lower recoveries associated with processing lower grade stockpile ore.  Goldcorp reported that mining shifted from the lower grade upper transitional ore into higher grade ore in the lower portion of the pit towards the end of the September 2016 quarter. Goldcorp expects gold grades to continue to improve during the December 2016 quarter as the mine continues mining deeper into the higher gold grade zone.

Goldcorp reported that the Northern Well Field project, which will satisfy Peñasquito’s long-term water requirements, ramped up as expected and reached full design capacity in the fourth quarter of calendar 2016.

Results of Operations

Quarter Ended September 30, 2016, Compared to Quarter Ended September 30, 2015

For the quarter ended September 30, 2016, we recorded net income attributable to Royal Gold stockholders of $29.8 million, or $0.46 per basic and diluted share, as compared to a net loss attributable to Royal Gold stockholders of $45.0 million, or ($0.69) per basic and diluted share, for the quarter ended September 30, 2015.  The increase in our earnings per share in the current period was primarily attributable to an increase in our revenue, as discussed below.  During the prior year quarter, the Company’s income tax expense increased due to the termination of the Andacollo royalty interest and the liquidation of our Chilean subsidiary by approximately $56.0 million.  The effect of the tax expense attributable to the termination of the Andacollo royalty interest during the quarter ended September 30, 2015, was $0.86 per share.

For the quarter ended September 30, 2016, we recognized total revenue of $117.9 million, which is comprised of stream revenue of $85.5 million and royalty revenue of $32.4 million, at an average gold price of $1,335 per ounce, an average silver price of $19.61 per ounce and an average copper price of $2.16 per pound.  This is compared to total revenue of $74.1 million for the three months ended September 30, 2015, which was comprised of stream revenue of $37.9 million and royalty revenue of $36.2 million, at an average gold price of $1,124 per ounce, an average silver price of $14.91 per ounce and an average copper price of $2.39 per pound for the quarter ended September 30, 2015.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 is as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended September 30, 2016 and 2015

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2016			September 30, 2015
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan	Gold	$38,386	28,900	oz.	$23,465	21,000	oz.
Pueblo Viejo(3)		$20,950			N/A
	Gold		11,000	oz.	N/A	N/A
	Silver		323,300	oz.	N/A	N/A
Andacollo	Gold	$20,169	15,200	oz.	$10,716	9,500	oz.
Wassa and Prestea	Gold	$5,999	4,500	oz.	$3,624	3,200	oz.
Other(4)	Gold	$—	N/A		$52	100	oz.
Total stream revenue		$85,504			$37,857

Royalty(2):
Peñasquito		$5,821			$8,046
	Gold		100,100	oz.		226,500	oz.
	Silver		5.2	Moz.		7.3	Moz.
	Lead		33.0	Mlbs.		49.1	Mlbs.
	Zinc		73.0	Mlbs.		118.7	Mlbs.
Cortez	Gold	$2,040	21,800	oz.	$1,812	22,600	oz.
Other(4)	Various	$24,582	N/A		$26,341	N/A
Total royalty revenue		$32,443			$36,199
Total Revenue		$117,947			$74,056

(1)             Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the three months ended September 30, 2016 and 2015, and may differ from the operators’ public reporting.

(2)             Refer to “Recent Business Developments” and “Property Developments” above for further discussion on our principal stream interests.

(3)             The gold and silver streams at Pueblo Viejo were acquired during the three months ended September 30, 2015.  The first gold and silver stream deliveries were in December 2015 and March 2016, respectively.

(4)             Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period, with the exception of Voisey’s Bay royalty revenue ($5.4 million) during the prior year quarter.

The increase in our total revenue for the three months ended September 30, 2016, compared with the three months ended September 30, 2015, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices.  The increase in our stream revenue was primarily attributable to new production from our Pueblo Viejo gold and silver stream and increased metal sales from Mount Milligan and Andacollo.  Our first gold stream delivery from Pueblo Viejo was in December 2015, while the first silver stream delivery from Pueblo Viejo was in March 2016.  Gold and silver ounces purchased and sold during the three months ended September 30, 2016 and 2015, and gold and silver ounces in inventory as of September 30, 2016, and June 30, 2016, for our streaming interests were as follows:

	Three months ended September 30, 2016		Three months ended September 30, 2015		As of September 30, 2016	As of June 30, 2016
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Ounces in inventory	Ounces in inventory
Mount Milligan	29,900	28,900	23,800	21,000	8,500	7,500
Wassa and Prestea	4,500	4,500	6,300	3,200	1,300	1,300
Pueblo Viejo	13,700	11,000	N/A	N/A	13,700	11,000
Andacollo	15,300	15,200	9,800	9,500	100	—
Phoenix Gold	—	—	100	100	—	—
Total	63,400	59,600	40,000	33,800	23,600	19,800

	Three months ended September 30, 2016		Three months ended September 30, 2015		As of September 30, 2016	As of June 30, 2016
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Ounces in inventory	Ounces in inventory
Pueblo Viejo	543,300	323,300	N/A	N/A	543,700	323,700

Our royalty revenue decreased during the quarter ended September 30, 2016, compared with the quarter ended September 30, 2015, primarily due to production decreases at Peñasquito.  These production decreases were partially offset by an increase in the average gold and silver prices during the current period.  Please refer to “Recent Business Developments” and “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Cost of sales were approximately $22.7 million for the three months ended September 30, 2016, compared to $11.5 million for the three months ended September 30, 2015.  The increase is primarily attributable to new production from our gold and silver streams at Pueblo Viejo, which resulted in cost of sales of approximately $5.9 million during the current period.  The increase was also attributable to increased stream deliveries from Andacollo and Mount Milligan during the current period, which resulted in additional cost of sales of approximately $4.9 million.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold and silver for a cash payment.  The cash payment at Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

General and administrative expenses increased to $10.5 million for the three months ended September 30, 2016 from $9.5 million for the three months ended September 30, 2015.  The increase during the current quarter was due to an increase in legal and litigation costs of approximately $1.3 million.

Depreciation, depletion and amortization increased to $40.1 million for the three months ended September 30, 2016, from $27.1 million for the quarter ended September 30, 2015.  The increase was primarily attributable to new production from our gold and silver streams at Pueblo Viejo ($9.6 million) and an increase in gold stream sales from Mount Milligan and Andacollo, which resulted in additional depletion of approximately $5.7 million.  These increases were partially offset by lower overall production within our royalty interest segment.

During the three months ended September 30, 2016, we recognized income tax expense totaling $7.2 million compared with income tax expense of $59.2 million during the three months ended September 30, 2015.  This resulted in an effective tax rate of 21.1% in the current period, compared with 415.7% in the quarter ended September 30, 2015.  The decrease in the effective tax rate for the three months ended September 30, 2016 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the liquidation of our Chilean subsidiary during the three months ended September 30, 2015.

Liquidity and Capital Resources

Overview

At September 30, 2016, we had current assets of $192.0 million compared to current liabilities of $25.6 million resulting in working capital of $166.4 million and a current ratio of 8 to 1.  This compares to current assets of $164.8 million and current liabilities of $22.7 million at June 30, 2016, resulting in working capital of $142.1 million and a current ratio of approximately 7 to 1.  The increase in our current ratio was primarily attributable to an increase in our cash and equivalents during the current period.  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended September 30, 2016, liquidity needs were met from $95.3 million in net revenue and our available cash resources.  The $70 million acquisition of additional royalty interests at Cortez, as discussed above, was funded from our revolving credit facility during the quarter ended September 30, 2016.  As of September 30, 2016, the Company had $305 million available and $345 million outstanding under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $470 million of total liquidity at September 30, 2016.  The Company was in compliance with each financial covenant as of September 30, 2016.  Refer to Note 4 of our notes to consolidated financial statements for further discussion on our debt and Note 11 for our remaining conditional commitments that impact our liquidity.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including the remaining conditional commitments incurred in connection with the Ilovica, Wassa and Prestea and Rainy River stream acquisitions and the Peak Gold joint venture.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial stream and royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2016 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $55.1 million for the three months ended September 30, 2016, compared to $2.5 million for the three months ended September 30, 2015.  The increase was primarily due to an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $17.2 million.  The increase was also due to a decrease in income taxes paid of approximately $38.0 million, which resulted from $47.7 million of cash taxes paid for the termination of the Andacollo royalty during the prior year quarter, partially offset by $9.7 million of cash taxes paid to taxing authorities, as a condition for appealing an assessment, during the current quarter.

Investing Activities

Net cash used in investing activities totaled $90.0 million for the three months ended September 30, 2016, compared to cash used in investing activities of $976.1 million for the three months ended September 30, 2015.  The decrease in cash used in investing activities is primarily due to a decrease in acquisitions of stream and royalty interests in mineral properties compared to the prior year period (primarily the Pueblo Viejo and Andacollo stream acquisitions).  Refer to “Recent Business Developments” above for further discussion on our recently acquired royalty interests.

Financing Activities

Net cash provided by financing activities totaled $51.6 million for the three months ended September 30, 2016, compared to cash provided by financing activities of $335.1 million for the three months ended September 30, 2015.  The decrease in cash provided by financing activities is primarily due to the Company’s $350 million borrowing under its revolving credit facility to fund stream acquisitions during the prior year period.

Recently Adopted Accounting Standards and Critical Accounting Policies

There were no new accounting standards adopted during the three months ended September 30, 2016.  Refer to Note 1 of our notes to consolidated financial statements for further discussion on recently issued accounting standards.  Refer to our Fiscal 2016 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold stream and royalty interests; effective tax rate estimates; the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, expected delivery dates of gold, silver, copper and other metals, and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

as well as other factors described elsewhere in this report and our other reports filed with the SEC, including our Fiscal 2016 10-K.  Most of these factors are beyond our ability to predict or control.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  Forward-looking statements speak only as of the date on which they are made.  We disclaim any obligation to update any forward-looking statements made herein, except as required by law.  Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our stream and royalty interests and may reduce our revenues. Certain contracts governing our royalty stream interests have features that may amplify the negative effects of a drop in metals prices,” under Part I, Item 1A of our Fiscal 2016 10-K, for more information that can affect gold, silver, copper and other metal prices as well as historical gold, silver, copper and nickel prices.

During the three month period ended September 30, 2016, we reported revenue of $117.9 million, with an average gold price for the period of $1,335 per ounce, an average silver price of $19.61 per ounce and an average copper price of $2.16 per pound.  Approximately 88% of our total reported revenues for the three months ended September 30, 2016 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the three months ended September 30, 2016, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $10.7 million.

Approximately 7% of our total reported revenues for the three months ended September 30, 2016 were attributable to silver sales from our silver producing stream and royalty interests.  For the three months ended September 30, 2016, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $0.9 million.

Approximately 2% of our total reported revenues for the three months ended September 30, 2016 were attributable to copper sales from our copper producing royalty interests.  For the three months ended September 30, 2016, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.4 million.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 11 of our notes to consolidated financial statements for a discussion of the litigation associated with our Voisey’s Bay royalty.

ITEM 1A.             RISK FACTORS

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2016 10-K.

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

ROYAL GOLD, INC.

Date: November 3, 2016	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1*†	Third Amendment to Amended and Restated Purchase and Sale Agreement, dated October 20, 2016, among RGLD Gold AG, Thompson Creek Metals Company Inc. and Royal Gold, Inc.

10.2*†	Intercreditor Agreement, dated October 20, 2016, among The Bank of Nova Scotia for the Senior Debt Secured Parties identified therein, RGLD Gold AG and Thompson Creek Metals Company Inc.

10.3*†	Commitment Letter, dated July 5, 2016, among RGLD Gold AG, Royal Gold, Inc. and Centerra Gold Inc.

10.4

Form of Employment Agreement by and between Royal Gold, Inc. and Tony Jensen (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on July 8, 2016 and incorporated herein by reference)

10.5

Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Karli Anderson, William Heissenbuttel, Mark Isto, Bruce Kirchhoff and Stefan Wenger (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K filed on July 8, 2016 and incorporated herein by reference)

21.1*	Royal Gold and Its Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Furnished herewith.
†

Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.