Form 10-Q
period 2016-12-31
ROYAL GOLD INC
filed 2017-02-02
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

There were 65,333,040 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 25, 2017.

ITEM 1.  FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	December 31, 2016	June 30, 2016
ASSETS
Cash and equivalents	$83,988	$116,633
Royalty receivables	23,489	17,990
Income tax receivable	16,821	20,043
Stream inventory	10,179	9,489
Prepaid expenses and other	1,720	614
Total current assets	136,197	164,769

Stream and royalty interests, net (Note 3)	2,961,328	2,848,087
Other assets	62,719	53,696
Total assets	$3,160,244	$3,066,552

LIABILITIES
Accounts payable	$2,282	$4,114
Dividends payable	15,680	15,012
Other current liabilities	4,376	3,554
Total current liabilities	22,338	22,680

Debt (Note 4)	677,429	600,685
Deferred tax liabilities	120,773	133,867
Uncertain tax positions	23,048	16,996
Other long-term liabilities	6,391	6,439
Total liabilities	849,979	780,667

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,168,023 and 65,093,950 shares outstanding, respectively	652	651
Additional paid-in capital	2,182,521	2,179,781
Accumulated other comprehensive income	822	—
Accumulated earnings	75,732	48,584
Total Royal Gold stockholders’ equity	2,259,727	2,229,016
Non-controlling interests	50,538	56,869
Total equity	2,310,265	2,285,885
Total liabilities and equity	$3,160,244	$3,066,552

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Revenue	$106,961	$98,118	$224,909	$172,173

Costs and expenses
Cost of sales	22,502	22,572	45,163	34,038
General and administrative	7,538	5,841	18,045	15,352
Production taxes	445	996	942	2,588
Exploration costs	2,476	1,129	5,764	4,285
Depreciation, depletion and amortization	39,519	40,407	79,621	67,555
Total costs and expenses	72,480	70,945	149,535	123,818

Operating income	34,481	27,173	75,374	48,355

Interest and other income	7,488	386	9,045	615
Interest and other expense	(9,823)	(8,899)	(18,128)	(16,076)
Income before income taxes	32,146	18,660	66,291	32,894

Income tax expense	(5,044)	(4,740)	(12,232)	(63,917)
Net income (loss)	27,102	13,920	54,059	(31,023)
Net loss attributable to non-controlling interests	960	1,194	3,791	1,090
Net income (loss) attributable to Royal Gold common stockholders	$28,062	$15,114	$57,850	$(29,933)

Net income (loss)	$27,102	$13,920	$54,059	$(31,023)
Adjustments to comprehensive income (loss), net of tax
Unrealized change in market value of available-for-sale securities	822	2,587	822	2,138
Comprehensive income (loss)	27,924	16,507	54,881	(28,885)
Comprehensive loss attributable to non-controlling interests	960	1,194	3,791	1,090
Comprehensive income (loss) attributable to Royal Gold stockholders	$28,884	$17,701	$58,672	$(27,795)

Net income (loss) per share available to Royal Gold common stockholders:

Basic earnings (loss) per share	$0.43	$0.23	$0.89	$(0.46)
Basic weighted average shares outstanding	65,149,518	65,073,678	65,133,102	65,061,059
Diluted earnings (loss) per share	$0.43	$0.23	$0.88	$(0.46)
Diluted weighted average shares outstanding	65,253,209	65,121,744	65,264,137	65,061,059
Cash dividends declared per common share	$0.24	$0.23	$0.47	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Six Months Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$54,059	$(31,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	79,621	67,555
Amortization of debt discount and issuance costs	6,751	6,440
Non-cash employee stock compensation expense	6,443	5,449
Tax benefit of stock-based compensation exercises	(77)	247
Deferred tax expense	(3,211)	(11,767)
Other	(4,638)	(390)
Changes in assets and liabilities:
Royalty receivables	(5,499)	14,768
Stream inventory	(689)	(6,002)
Income taxes receivable	(12,172)	3,530
Prepaid expenses and other assets	(835)	2,043
Accounts payable	(1,832)	(2,092)
Uncertain tax positions	6,052	806
Other liabilities	822	5,032
Net cash provided by operating activities	$124,795	$54,596

Cash flows from investing activities:
Acquisition of stream and royalty interests	(192,818)	(1,324,984)
Andacollo royalty termination	—	345,000
Golden Star term loan	—	(20,000)
Other	1,774	(271)
Net cash used in investing activities	$(191,044)	$(1,000,255)

Cash flows from financing activities:
Borrowings from revolving credit facility	70,000	350,000
Net payments from issuance of common stock	(2,320)	—
Common stock dividends	(30,035)	(28,699)
Purchase of additional royalty interest from non-controlling interest	(1,438)	—
Tax expense of stock-based compensation exercises	77	(247)
Other	(2,680)	(644)
Net cash provided by financing activities	$33,604	$320,410
Net decrease in cash and equivalents	(32,645)	(625,249)
Cash and equivalents at beginning of period	116,633	742,849
Cash and equivalents at end of period	$83,988	$117,600

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on August 11, 2016 (“Fiscal 2016 10-K”).

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

2.             ACQUISITION

Acquisition of Additional Royalty Interests at Cortez

On September 19, 2016, Royal Gold, through its wholly-owned subsidiary, Denver Mining Finance Company, Inc., acquired a 3.75% Net Value Royalty (“NVR”) covering a significant area of Barrick Gold Corporation’s (“Barrick”) Cortez mine, including the Crossroads deposit, from a private party seller for total consideration of $70 million.  Giving effect to this acquisition, Royal Gold’s interests at Cortez Crossroads comprise a 4.46% NVR and a 5% sliding-scale Gross Smelter Return (“GSR”) royalty at current gold prices.  Royal Gold’s interests on production from the Pipeline and South Pipeline deposits as well as portions of the Gap deposit are comprised of a 4.85% NVR and a 5.71% GSR royalty at current gold prices.

The acquisition of the additional royalty interests at Cortez has been accounted for as an asset acquisition.  The portion of the acquisition, plus direct transaction costs, attributable to the Pipeline and South Pipeline deposits as well as portions of the Gap deposit ($10.2 million) has been recorded as a production stage royalty interest while the portion of the acquisition attributable to the Crossroads deposit ($59.8 million) has been recorded as a development stage royalty interest. Both are included within Stream and royalty interests, net, on our consolidated balance sheets.

3.             STREAM AND ROYALTY INTERESTS

The following tables summarize the Company’s royalty and stream interests as of December 31, 2016 and June 30, 2016.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

		Accumulated
As of December 31, 2016 (Amounts in thousands):	Cost	Depletion	Net
Production stage stream interests:
Mount Milligan	$790,732	$(94,136)	$696,596
Pueblo Viejo	610,404	(44,605)	565,799
Andacollo	388,182	(28,946)	359,236
Wassa and Prestea	136,475	(12,785)	123,690
Total production stage stream interests	1,925,793	(180,472)	1,745,321

Production stage royalty interests:
Voisey’s Bay	205,724	(85,671)	120,053
Peñasquito	99,172	(32,412)	66,760
Holt	34,612	(18,750)	15,862
Cortez	20,873	(10,379)	10,494
Other	483,643	(324,580)	159,063
Total production stage royalty interests	844,024	(471,792)	372,232
Total production stage stream and royalty interests	2,769,817	(652,264)	2,117,553

Development stage stream interests:
Rainy River	175,727	—	175,727
Other	12,031	—	12,031
Total development stage stream interests	187,758	—	187,758

Development stage royalty interests:
Pascua-Lama	380,657	—	380,657
Cortez	59,803	—	59,803
Other	63,811	—	63,811
Total development stage royalty interests	504,271	—	504,271
Total development stage stream and royalty interests	692,029	—	692,029
Total exploration stage royalty interests	151,746	—	151,746
Total stream and royalty interests	$3,613,592	$(652,264)	$2,961,328

As of June 30, 2016 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$783,046	$(74,060)	$—	$708,986
Pueblo Viejo	610,404	(21,902)	—	588,502
Andacollo	388,182	(18,286)	—	369,896
Wassa and Prestea	96,413	(7,816)	—	88,597
Total production stage stream interests	1,878,045	(122,064)	—	1,755,981

Production stage royalty interests:
Voisey’s Bay	205,724	(85,671)	—	120,053
Peñasquito	99,172	(29,898)	—	69,274
Holt	34,612	(17,124)	—	17,488
Cortez	10,630	(10,000)	—	630
Other	531,735	(342,460)	(18,605)	170,670
Total production stage royalty interests	881,873	(485,153)	(18,605)	378,115
Total production stage stream and royalty interests	2,759,918	(607,217)	(18,605)	2,134,096

Development stage stream interests:
Rainy River	100,706	—	—	100,706
Other	87,883	(153)	(75,702)	12,028
Total development stage stream interests	188,589	(153)	(75,702)	112,734

Development stage royalty interests:
Pascua-Lama	380,657	—	—	380,657
Other	66,414	—	—	66,414
Total development stage royalty interests	447,071	—	—	447,071
Total development stage stream and royalty interests	635,660	(153)	(75,702)	559,805
Total exploration stage royalty interests	155,997	—	(1,811)	154,186
Total stream and royalty interests	$3,551,575	$(607,370)	$(96,118)	$2,848,087

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Phoenix Gold

On December 20, 2016, the operator of the Phoenix Gold Project, Rubicon Minerals Corporation (“Rubicon”), announced a restructuring transaction under Canadian regulations.  As part of the restructuring transaction, RGLD Gold AG’s (“RGLD Gold”) gold stream was terminated.  As discussed further in our Fiscal 2016 10-K, the Company’s stream interest on the Phoenix Gold Project was written down to zero during the quarter ended March 31, 2016.  In exchange for the termination of the gold stream, RGLD Gold received approximately three million common shares of Rubicon and three Net Smelter Return (“NSR”) royalties on properties owned by Rubicon, including a 1.0% NSR on the Phoenix Gold Project.

The fair value of the Rubicon common shares upon exchange was $3.4 million and is recorded within Other Assets on our consolidated balance sheets and is accounted for under our available-for-sale accounting policy, which is also discussed in our Fiscal 2016 10-K.  The Company also recognized a corresponding gain on the fair value of the Rubicon common shares received upon exchange.  The gain is recorded within Interest and other income on our consolidated statements of operations and comprehensive income (loss).

The Company did not recognize any value for the 1.0% NSR on the Phoenix Gold Project received upon exchange as our interest on the Phoenix Gold Project was previously fully impaired.  No value was assigned to the other royalties received upon exchange as no mineralization is attributable to the area subject to the royalty interests at the time of the exchange.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Amendment to Mount Milligan

On October 20, 2016, Centerra Gold Inc. (“Centerra”) and Thompson Creek Metals Company Inc. (“Thompson Creek”) completed the Plan of Arrangement (the “Arrangement”) previously announced on July 5, 2016, pursuant to which Centerra acquired all of the issued and outstanding common shares of Thompson Creek.  RGLD Gold’s streaming interest at Mount Milligan was amended (the “amendment”) concurrently with the closing of the Arrangement.

Under the terms of the amendment, RGLD Gold’s 52.25% gold stream at Mount Milligan was amended to a 35% gold stream and an 18.75% copper stream.  RGLD Gold will continue to pay $435 per ounce of gold delivered and will pay 15% of the spot price per metric tonne of copper delivered.  Mount Milligan gold in concentrate in transit prior to October 20, 2016, will be delivered to RGLD Gold under the current 52.25% stream.  Under the terms of both the original and amended agreements, there is a maximum of five months between concentrate shipment and final settlement, and RGLD Gold expects to begin receiving gold and copper deliveries reflecting the amended stream agreement around March 2017.  The Company incurred approximately $7.7 million in direct transaction costs associated with the amendment.  These direct transaction costs have been capitalized as part of the Mount Milligan streaming interest within Stream and royalty interests, net on our consolidated balance sheets.

4.             DEBT

The Company’s non-current debt as of December 31, 2016 and June 30, 2016 consists of the following:

	As of December 31, 2016				As of June 30, 2016
	Principal	Unmortized Discount	Debt Issuance Costs	Total	Principal	Unmortized Discount	Debt Issuance Costs	Total
		(Amounts in thousands)				(Amounts in thousands)

Convertible notes due 2019	$370,000	$(31,194)	$(3,295)	$335,511	$370,000	$(36,943)	$(3,934)	$329,123
Revolving credit facility	345,000	—	(3,082)	341,918	275,000	—	(3,438)	271,562
Total debt	$715,000	$(31,194)	$(6,377)	$677,429	$645,000	$(36,943)	$(7,372)	$600,685

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012.  The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and six months ended December 31, 2016, was $5.9 million and $11.7 million, respectively, compared to $5.7 million and $11.3 million, respectively, for the three and six months ended December 31, 2015, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $650 million revolving credit facility.  The acquisition of additional royalty interests at Cortez discussed in Note 2 was funded from our revolving credit facility during the quarter ended September 30, 2016.  As of December 31, 2016, the Company had $345 million outstanding and $305 million available under the revolving credit facility.  Borrowings under the revolving credit facility

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

bear interest at a floating rate of LIBOR plus a margin of 1.25% to 3.00%, based on Royal Gold’s defined leverage ratio.  As of December 31, 2016, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.75% for an all-in rate of 2.63%.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.   Interest expense recognized on the revolving credit facility for the three and six months ended December 31, 2016, was $2.3 million and $4.3 million, respectively, compared to $2.5 million and $3.0 million, respectively, for the three and six months ended December 31, 2015, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

As discussed in Note 6 to the notes to consolidated financial statements in the Company’s Fiscal 2016 10-K, the Company has financial covenants associated with its revolving credit facility.  At December 31, 2016, the Company was in compliance with each financial covenant.

5.             REVENUE

Revenue is comprised of the following:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Stream interests	$74,007	$67,312	$159,511	$105,168
Royalty interests	32,954	30,806	65,398	67,005
Total revenue	$106,961	$98,118	$224,909	$172,173

6.             STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$95	$115	$203	$224
Stock appreciation rights	454	424	922	816
Restricted stock	829	774	2,203	2,144
Performance stock	921	(91)	3,115	2,265
Total stock-based compensation expense	$2,299	$1,222	$6,443	$5,449

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income (loss).

During the three and six months ended December 31, 2016 and 2015, the Company granted the following stock-based compensation awards:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
	(Number of shares)		(Number of shares)
Stock options	—	1,125	7,200	25,437
Stock appreciation rights	—	—	63,340	97,817
Restricted stock	—	1,125	44,890	73,187
Performance stock	—	1,125	29,830	48,422
Total equity awards granted	—	3,375	145,260	244,863

As of December 31, 2016, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards was as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Stock options	$519	1.8
Stock appreciation rights	2,804	2.0
Restricted stock	6,793	3.2
Performance stock	2,772	1.5

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) available to Royal Gold common stockholders	$28,062	$15,114	$57,850	$(29,933)
Weighted-average shares for basic EPS	65,149,518	65,073,678	65,133,102	65,061,059
Effect of other dilutive securities	103,691	48,066	131,035	—
Weighted-average shares for diluted EPS	65,253,209	65,121,744	65,264,137	65,061,059
Basic earnings (loss) per share	$0.43	$0.23	$0.89	$(0.46)
Diluted earnings (loss) per share	$0.43	$0.23	$0.88	$(0.46)

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

8.                                      INCOME TAXES

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)

Income tax expense	$(5,044)	$(4,740)	$(12,232)	$(63,917)
Effective tax rate	15.7%	25.4%	18.5%	194.3%

The lower effective tax rate for the three months ended December 31, 2016, is primarily due to lower discrete charges as compared to the three months ended December 31, 2015.  The lower effective tax rate for the six months ended December 31, 2016, is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the liquidation of our Chilean subsidiary in the prior year.

9.                                      SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of December 31, 2016			As of June 30, 2016
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$872,322	$224,590	$1,096,912	$809,692	$228,566	$1,038,258
Dominican Republic	565,799	—	565,799	588,502	—	588,502
Chile	359,236	453,492	812,728	369,896	453,629	823,525
Mexico	—	112,020	112,020	—	118,899	118,899
United States	—	169,018	169,018	—	102,385	102,385
Africa	123,690	634	124,324	88,596	697	89,293
Australia	—	39,789	39,789	—	42,547	42,547
Other	12,032	28,706	40,738	12,029	32,649	44,678
Total	$1,933,079	$1,028,249	$2,961,328	$1,868,715	$979,372	$2,848,087

The Company’s revenue, cost of sales and net revenue by reportable segment for the three and six months ended December 31, 2016 and 2015, is geographically distributed as shown in the following table:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$31,664	$11,181	$20,483	$42,418	$16,860	$25,558
Chile	10,985	1,746	9,239	5,718	892	4,826
Dominican Republic	26,437	8,547	17,890	9,400	2,832	6,568
Africa	4,921	1,028	3,893	9,776	1,988	7,788
Total streams	$74,007	$22,502	$51,505	$67,312	$22,572	$44,740

Royalties:
Mexico	$11,530	$—	$11,530	$10,287	$—	$10,287
United States	9,407	—	9,407	8,484	—	8,484
Canada	5,682	—	5,682	7,206	—	7,206
Australia	3,230	—	3,230	2,325	—	2,325
Africa	764	—	764	474	—	474
Other	2,341	—	2,341	2,030	—	2,030
Total royalties	$32,954	$—	$32,954	$30,806	$—	$30,806
Total streams and royalties	$106,961	$22,502	$84,459	$98,118	$22,572	$75,546

	Six Months Ended December 31, 2016			Six Months Ended December 31, 2015
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$70,050	$23,758	$46,292	$65,935	$25,988	$39,947
Chile	31,154	4,744	26,410	16,433	2,496	13,937
Dominican Republic	47,387	14,443	32,944	9,400	2,832	6,568
Africa	10,920	2,218	8,702	13,400	2,722	10,678
Total streams	$159,511	$45,163	$114,348	$105,168	$34,038	$71,130

Royalties:
Mexico	$21,127	$—	$21,127	$21,092	$—	$21,092
United States	19,113	—	19,113	18,697	—	18,697
Chile	950	—	950	—	—	—
Canada	11,870	—	11,870	17,607	—	17,607
Australia	6,692	—	6,692	4,776	—	4,776
Africa	1,588	—	1,588	731	—	731
Other	4,058	—	4,058	4,102	—	4,102
Total royalties	$65,398	$—	$65,398	$67,005	$—	$67,005
Total royalties and streams	$224,909	$45,163	$179,746	$172,173	$34,038	$138,135

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

	At December 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$4,176	$4,176	$4,176	$—	$—
Warrants(1)	$2,785	$2,785	$—	$2,785	$—
Total assets		$6,961	$4,176	$2,785	$—

Liabilities (In thousands):
Debt(2)	$415,806	$393,865	$393,865	$—	$—
Total liabilities		$393,865	$393,865	$—	$—

(1)  Included in Other assets on the Company’s consolidated balance sheets.

(2)  Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million,

which is included within Additional paid-in capital on the Company's consolidated balance sheets.

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.  The warrants classified within Level 2 of the fair value hierarchy are valued at each reporting period using the Black-Scholes model.  The warrants are part of the term loan funded to Golden Star Resources Ltd. in July 2015 and have been classified as a financial asset instrument.  Any change in the fair value of the warrants at subsequent reporting periods will be recorded within Interest and other income on our consolidated statements of operations and comprehensive income (loss).  The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.  The carrying value of the Company’s revolving credit facility (Note 4) approximates fair value as of December 31, 2016.

As of December 31, 2016, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.                               COMMITMENTS AND CONTINGENCIES

Rainy River Gold and Silver Stream Acquisition

The Company’s final scheduled payment of $75.0 million as part of its Rainy River gold and silver stream acquisition was made in November 2016.  The Company has no further upfront payments associated with the Rainy River gold and silver stream.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Wassa and Prestea Gold Stream Acquisition and Amendment

As of December 31, 2016, the Company had a remaining commitment, subject to certain conditions, of $10.0 million as part of its Wassa and Prestea gold stream acquisition (July 2015) and amendment (December 2015).  On January 3, 2017, the Company made the final scheduled payment of $10.0 million.  The Company has no remaining upfront payments associated with the Wassa and Prestea gold stream.

Ilovica Gold Stream Acquisition

As of December 31, 2016, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

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

Statement Regarding Third Party Information

Certain information provided in this report, including production estimates for calendar 2016, has been provided to us by the operators of properties where we own interests or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC.  Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metal streams, royalties, and similar interests.  We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the term of the agreement.  As of December 31, 2016, we owned stream interests on four producing properties and two development stage properties.  As discussed further in our Fiscal 2016 10-K, we closed and funded approximately $1.4 billion in stream interests in our fiscal year 2016, including stream interests relating to Pueblo Viejo, Andacollo, Wassa and Prestea, and Rainy River.  Stream interests accounted for approximately 69% and 71%, respectively, of our total revenue for the three and six months ended December 31, 2016, and 69% and 61%, respectively, of our total revenue for the three and six months ended December 31, 2015.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of December 31, 2016, we owned royalty interests on 34 producing properties, 20 development stage properties and 131 exploration stage properties, of which we consider 51 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 31% and 29%, respectively, of our total revenue for the three and six months ended December 31, 2016, and 31% and 39%, respectively, of our total revenue for the three and six months ended December 31, 2015.

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

For the three and six months ended December 31, 2016 and 2015, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,222	84%	$1,106	90%	$1,280	86%	$1,116	86%
Silver ($/ounce)	$17.19	11%	$14.77	2%	$18.42	9%	$14.84	2%
Copper ($/pound)	$2.39	3%	$2.22	3%	$2.28	3%	$2.30	4%
Other	N/A	2%	N/A	5%	N/A	2%	N/A	8%

Recent Business Developments

Mount Milligan Stream Amendment

On October 20, 2016, Centerra Gold Inc. (“Centerra”) and Thompson Creek Metals Company Inc. (“Thompson Creek”) completed the Plan of Arrangement (the “Arrangement”) previously announced on July 5, 2016, pursuant to which Centerra acquired all of the issued and outstanding common shares of Thompson Creek.  RGLD Gold AG’s (“RGLD Gold”) streaming interest at Mount Milligan was amended (the “amendment”) concurrently with the closing of the Arrangement.

Under the terms of the amendment, RGLD Gold’s 52.25% gold stream at Mount Milligan was amended to a 35% gold stream and an 18.75% copper stream.  RGLD Gold will continue to pay $435 per ounce of gold delivered and will pay 15% of the spot price per metric tonne of copper delivered.

Mount Milligan gold in concentrate in transit prior to October 20, 2016 will be delivered to RGLD Gold under the current 52.25% stream.  Under the terms of both the original and amended agreements, there is a maximum of five months between concentrate shipment and final settlement, and RGLD Gold expects to begin receiving gold and copper deliveries reflecting the amended stream agreement around March 2017.

In connection with the amendment, RGLD Gold’s first ranking security over 52.25% of gold produced from the Mount Milligan assets was amended to provide for first ranking security over 35% of produced gold and 18.75% of produced copper.  RGLD Gold’s other existing security over the Mount Milligan assets remains unaffected.

Acquisition of Additional Royalty Interests at Cortez

On September 19, 2016, Royal Gold, through its wholly-owned subsidiary, Denver Mining Finance Company, Inc., acquired a 3.75% Net Value Royalty (“NVR”) covering a significant area of Barrick Gold Corporation’s (“Barrick”) Cortez mine, including the Crossroads deposit, from a private party seller for total consideration of $70 million.  With this acquisition, Royal Gold’s interests at Cortez Crossroads comprise a 4.46% NVR and a 5% sliding-scale Gross Smelter Return (“GSR”) royalty at current gold prices.  Royal Gold’s interests on production from the Pipeline and South Pipeline deposits as well as portions of the Gap deposit are comprised of a 4.85% NVR and a 5.71% GSR royalty at current gold prices.

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

(1)             Refer to Recent Business Developments above for discussion on the amendment to our Mount Milligan stream.  The Company’s gold stream interest was 52.25% prior to October 20, 2016.  Pursuant to the amendment to the Mount Milligan streaming agreement, the Company has a 35.0% gold stream and a 18.75% copper stream.  Mount Milligan gold in concentrate in transit prior to October 20, 2016, was delivered to RGLD Gold under the 52.25% stream.

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

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2016

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2016.  The following table shows such production estimates for our principal producing properties for calendar 2016 as well as the actual production reported to us by the various operators through December 31, 2016.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing or development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2016

Principal Producing Properties

For the period January 1, 2016 through December 31, 2016

	Calendar 2016 Operator’s Production Estimate(1)			Calendar 2016 Operator’s Production Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	57,600	—	—	53,300	—	—
Mount Milligan(4)	240,000-270,000	—	—	204,500	—	—
Pueblo Viejo(5)	670,000-700,000	Not provided		700,000	Not provided	—
Wassa and Prestea	180,000-205,000			194,100
Royalty:
Cortez GSR1	119,200	—	—	67,000	—	—
Cortez GSR2	1,300	—	—	3,700	—	—
Cortez GSR3	120,500	—	—	70,700	—	—
Cortez NVR1	68,900	—	—	41,000	—	—
Peñasquito(6)	520,000-580,000	22-24 million	—	465,000	N/A	—
Lead(6)			145-155 million			N/A
Zinc(6)			375-400 million			N/A

(1)             Production estimates received from our operators are for calendar 2016.  Please refer to our cautionary statement regarding third party information at the beginning of this MD&A.  There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2016 10-K for information regarding factors that could affect actual results.

(2)             Actual production figures shown are from our operators and cover the period January 1, 2016 through December 31, 2016, unless otherwise noted.

(3)             The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)             The estimated and actual production figures shown for Mount Milligan are payable gold in concentrate.

(5)             The estimated and actual production figures shown are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.

(6)             The estimated gold and silver production figures reflect payable gold and silver in concentrate and doré, while the estimated lead and zinc production figures reflect payable metal in concentrate.  Actual calendar year ended December 31, 2016, information for silver, lead and zinc was not available from the operator as of the date of this report.  Actual silver, lead and zinc production for the nine months ended September 30, 2016 was 13.1 million ounces, 79.8 million pounds and 184.6 million pounds, respectively.

Property Developments

The following property development information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 9,200 ounces of gold for the three months ended December 31, 2016, compared to approximately 10,100 ounces for the three months ended December 31, 2015.  Teck indicated earlier that major plant maintenance was deferred to later in calendar 2016.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 23,500 ounces for the three months ended December 31, 2016, compared to approximately 38,700 ounces for the three months ended December 31, 2015.

Commissioning of the secondary crusher commenced in October 2016, and once complete, Centerra expects the permanent secondary crushing plant to increase throughput to 62,500 tonnes per day. Centerra continues to focus on optimizing the mine and mill to gradually increase gold and copper recoveries.  Process improvement opportunities under consideration by Centerra include additional flotation and regrind capacity, development of a geo-metallurgical model and leaching of the flotation tailings.

For calendar 2017, Centerra forecasts payable gold production of 260,000 to 290,000 ounces, which is an increase from actual calendar year 2016 gold production of approximately 204,500 ounces.  Centerra forecasts calendar 2017 payable copper production of 55 million to 65 million pounds, which is in-line with actual calendar year 2016 copper production of approximately 58.5 million pounds.  Centerra expects approximately 35% of the calendar 2017 gold production at Mount Milligan during the fourth calendar quarter.

Please refer to “Recent Business Developments” earlier in this MD&A for discussion on amendments to our Mount Milligan stream.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 15,600 ounces of gold for the three months ended December 31, 2016, compared to approximately 20,600 ounces for the three months ended December 31, 2015.  RGLD Gold began receiving gold deliveries in December 2015 and benefited from production for the period July 1 to September 30, 2015, during the prior year quarter, per the stream agreement.

Silver stream deliveries were approximately 322,500 ounces of silver for the three months ended December 31, 2016.  RGLD Gold began receiving silver deliveries during the quarter ended March 31, 2016.

Rainy River

In November 2016, New Gold reported they received regulatory approval for their revised tailing management facility design, allowing for the recommencement of facility construction.  New Gold targets first production at Rainy River in September 2017 and expects commercial production on November 1, 2017.

The Company’s final scheduled payment of $75.0 million as part of its Rainy River gold and silver stream acquisition was made in November 2016.  The Company has no further upfront payment obligations associated with the Rainy River gold and silver stream.

Wassa and Prestea

Gold stream deliveries from Wassa and Prestea were approximately 4,300 ounces for the three months ended December 31, 2016, compared to approximately 6,300 ounces for the three months ended December 31, 2015.  The prior year quarter gold stream deliveries from Wassa and Prestea benefited from the inclusion of two-thirds of the ounces for production associated with April 2015 through July 2015, per the stream agreement.

On January 1, 2017, Golden Star announced commercial production at Wassa underground was achieved and that gold production from the Wassa underground operation is anticipated to continue ramping up during calendar 2017.  The Prestea underground project is currently in development, and Golden Star expects first production at the Prestea underground project in mid-calendar 2017.  The open pit operations at Wassa and Prestea continued to be the primary source of production during the December 2016 quarter.

For calendar 2017, Golden Star forecasts annual gold production of 255,000 to 280,000 ounces, which is an increase from actual calendar year 2016 gold production of approximately 194,000 ounces.  The Company made its final scheduled upfront payment ($10.0 million) to Golden Star in January 2017.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez decreased approximately 15% over the prior year quarter.  Waste stripping at Crossroads, which is subject to our royalty interest, restarted in October 2016 and is currently ongoing.

Please refer to “Recent Business Developments” earlier in this MD&A for discussion on the acquisition of additional royalty interests at Cortez.

Peñasquito

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito decreased approximately 5%, 27%, 19% and 28%, respectively, during the three months ended December 31, 2016, when compared to the three months ended December 31, 2015.

Goldcorp reported that the Northern Well Field project, which will satisfy Peñasquito’s long-term water requirements, reached full design capacity during the December 2016 quarter.  Goldcorp also reported that the Pyrite Leach Project, which is expected to increase gold and silver production, continues to advance, and that the first production from the facility is expected during the March 2019 quarter.

For calendar 2017, Goldcorp forecasts annual gold production of approximately 410,000 ounces.

Results of Operations

Quarter Ended December 31, 2016, Compared to Quarter Ended December 31, 2015

For the quarter ended December 31, 2016, we recorded net income attributable to Royal Gold stockholders of $28.1 million, or $0.43 per basic and diluted share, as compared to a net income attributable to Royal Gold stockholders of $15.1 million, or $0.23 per basic and diluted share, for the quarter ended December 31, 2015.  The increase in our earnings per share in the current period was primarily attributable to an increase in revenue and other income items, both as discussed below.

For the quarter ended December 31, 2016, we recognized total revenue of $107.0 million, which is comprised of stream revenue of $74.0 million and royalty revenue of $33.0 million at an average gold price of $1,222 per ounce, an average silver price of $17.19 per ounce and an average copper price of $2.39 per pound.  This is compared to total revenue of $98.1 million for the three months ended December 31, 2015, which was comprised of stream revenue of $67.3 million and royalty revenue of $30.8 million, at an average gold price of $1,106 per ounce, an average silver price of $14.77 per ounce and an average copper price of $2.22 per pound for the quarter ended December 31, 2015.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015 is as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended December 31, 2016 and 2015

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		December 31, 2016			December 31, 2015
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan	Gold	$31,664	25,700	oz.	$42,294	38,700	oz.
Pueblo Viejo(3)		$26,437			$9,400
	Gold		13,700	oz.		8,800	oz.
	Silver		543,300	oz.		N/A
Andacollo	Gold	$10,985	9,200	oz.	$5,718	5,200	oz.
Wassa and Prestea	Gold	$4,921	4,000	oz.	$9,776	8,800	oz.
Other(4)	Gold	$—	N/A		$124	100	oz.
Total stream revenue		$74,007			$67,312

Royalty(2):
Peñasquito		$7,134			$6,952
	Gold		185,400	oz.		195,400	oz.
	Silver		5.0	Moz.		6.8	Moz.
	Lead		33.6	Mlbs.		41.7	Mlbs.
	Zinc		70.5	Mlbs.		98.0	Mlbs.
Cortez	Gold	$1,834	14,500	oz.	$1,175	17,000	oz.
Other(4)	Various	$23,986	N/A		$22,679	N/A
Total royalty revenue		$32,954			$30,806
Total Revenue		$106,961			$98,118

(1)             Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the three months ended December 31, 2016 and 2015, and may differ from the operators’ public reporting.

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

The increase in our total revenue for the three months ended December 31, 2016, compared with the three months ended December 31, 2015, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices.  The increase in our stream revenue was primarily attributable to increased gold production and new silver production from our Pueblo Viejo gold and silver stream.  Our first gold stream delivery from Pueblo Viejo was in December 2015, while our first silver stream delivery from Pueblo Viejo was in March 2016.  The increase in stream revenue at Pueblo Viejo was partially offset by a production decrease at Mount Milligan.  Gold and silver ounces purchased and sold during the three months ended December 31, 2016 and 2015, and gold and silver ounces in inventory as of December 31, 2016, and June 30, 2016, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2016		December 31, 2015		December 31, 2016	June 30, 2016
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	23,500	25,700	38,700	38,700	6,300	7,500
Pueblo Viejo	15,600	13,700	20,600	8,800	15,600	11,000
Andacollo	9,200	9,200	10,100	5,200	100	—
Wassa and Prestea	4,300	4,000	6,300	8,800	1,600	1,300
Phoenix Gold	—	—	100	100	—	—
Total	52,600	52,600	75,800	61,600	23,600	19,800

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2016		December 31, 2015		December 31, 2016	June 30, 2016
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	322,500	543,300	N/A	N/A	322,900	323,700

Our royalty revenue increased during the quarter ended December 31, 2016, compared with the quarter ended December 31, 2015, primarily due to an increase in the average gold and silver prices during the current period.  Please refer to “Recent Business Developments” and “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

General and administrative expenses increased to $7.5 million for the three months ended December 31, 2016 from $5.8 million for the three months ended December 31, 2015.  The increase during the current quarter was primarily due to an increase in non-cash stock based compensation expense and legal and litigation costs.

Interest and other income increased to $7.5 million for the three months ended December 31, 2016 from $0.4 million for the three months ended December 31, 2015.  The increase was primarily due to a gain recognized on consideration received as part of the termination of our Phoenix Gold Project streaming interest.  In exchange for the termination of the Phoenix Gold Project streaming interest, the Company received approximately three million common shares of Rubicon Minerals Corporation (“Rubicon”), the operator of the Phoenix Gold Project.  The fair value of the Rubicon common shares, and corresponding gain, received upon exchange was approximately $3.4 million.  The increase in interest and other income was also due to consideration received as part of a legal settlement and termination of a non-principal royalty of approximately $2.8 million.

During the three months ended December 31, 2016, we recognized income tax expense totaling $5.0 million compared with income tax expense of $4.7 million during the three months ended December, 2015.  This resulted in an effective tax rate of 15.7% in the current period, compared with 25.4% in the quarter ended December 31, 2015.  The decrease in the effective tax rate for the three months ended December 31, 2016 is primarily related to lower discrete period charges as compared to the prior period.

Six Months Ended December 31, 2016, Compared to Six Months Ended December 31, 2015

For the six months ended December 31, 2016, we recorded net income attributable to Royal Gold stockholders of $57.9 million, or $0.89 per basic share and $0.88 per diluted share, as compared to a net loss attributable to Royal Gold stockholders of $29.9 million, or ($0.46) per basic and diluted share, for the six months ended December 31, 2015.  The increase in our earnings per share in the current period was primarily attributable to an increase in our revenue, as discussed below, and the impact of $56 million of additional tax expense in the prior period related to the termination of the Andacollo royalty interest and the liquidation of our Chilean subsidiary.  The effect of the tax expense attributable to the termination of the Andacollo royalty interest during the quarter ended September 30, 2015, was $0.86 per share.

For the six months ended December 31, 2016, we recognized total revenue of $224.9 million, which is comprised of stream revenue of $159.5 million and royalty revenue of $65.4 million, at an average gold price of $1,280 per ounce, an average silver price of $18.42 per ounce and an average copper price of $2.28 per pound.  This is compared to total revenue of $172.2 million for the six months ended December 31, 2015, which is comprised of stream revenue of $105.2 million and royalty revenue of $67.0 million, at an average gold price of $1,116 per ounce, an average silver price of $14.84 per ounce and an average copper price of $2.30 per pound for the six months ended December 31, 2015.  Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended December 31, 2016 compared to the six months ended December 31, 2015 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Six Months Ended December, 2016 and 2015

(In thousands, except reported production ozs. and lbs.)

		Six Months Ended			Six Months Ended
		December 31, 2016			December 31, 2015
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream:
Mount Milligan	Gold	$70,050	54,600	oz.	$65,758	59,600	oz.
Pueblo Viejo(3)		$47,387			$9,400
	Gold		24,600	oz.		8,800	oz.
	Silver		866,600	oz.		N/A
Andacollo	Gold	$31,154	24,400	oz.	$16,433	14,700	oz.
Wassa and Prestea	Gold	$10,920	8,600	oz.	$13,400	12,000	oz.
Other(4)	Gold	$—	N/A		$177	200	oz.
Total stream revenue		$159,511			$105,168

Royalty:
Peñasquito		$12,955			$14,998
	Gold		285,500	oz.		421,900	oz.
	Silver		10.3	Moz.		14.1	Moz.
	Lead		66.6	Mlbs.		90.8	Mlbs.
	Zinc		143.5	Mlbs.		216.7	Mlbs.
Cortez	Gold	$3,874	36,300	oz.	$2,987	39,600	oz.
Other(4)	Various	$48,569	N/A		$49,020	N/A
Total royalty revenue		$65,398			$67,005
Total Revenue		$224,909			$172,173

(1)             Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the six months ended December 31, 2016 and 2015, and may differ from the operators’ public reporting.

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

The increase in our total revenue for the six months ended December 31, 2016, compared with the six months ended December 31, 2015, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices.  The increase in our stream revenue was primarily attributable to increased gold production and new silver production from our Pueblo Viejo gold and silver stream.  Our first gold stream delivery from Pueblo Viejo was in December 2015, while the first silver stream delivery from Pueblo Viejo was in March 2016.  The increase in stream revenue at Pueblo Viejo was partially offset by a production decrease at Mount Milligan.

Gold and silver ounces purchased and sold during the six months ended December 31, 2016 and 2015, gold and silver ounces in inventory as of December 31, 2016, and June 30, 2016, for our streaming interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2016		December 31, 2015		December 31, 2016	June 30, 2016
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	53,400	54,600	62,400	59,600	6,300	7,500
Pueblo Viejo	29,200	24,600	20,600	8,800	15,600	11,000
Andacollo	24,500	24,400	19,800	14,700	100	—
Wassa and Prestea	8,900	8,600	12,700	12,000	1,600	1,300
Phoenix Gold	—	—	200	200	—	—
Total	116,000	112,200	115,700	95,300	23,600	19,800

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2016		December 31, 2015		December 31, 2016	June 30, 2016
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	865,800	866,600	N/A	N/A	322,900	323,700

Cost of sales were approximately $45.2 million for the six months ended December 31, 2016, compared to $34.0 million for the six months ended December 31, 2015.  The increase is primarily attributable to an increase in gold production and new silver stream production at Pueblo Viejo, which resulted in additional cost of sales of approximately $11.6 million.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold and silver for a cash payment.  The cash payment for Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

General and administrative expenses increased to $18.0 million for the six months ended December 31, 2016, from $15.4 million for the six months ended December 31, 2015.  The increase during the current period was primarily due to an increase in legal and litigation costs ($1.5 million) and an increase in non-cash stock based compensation expense ($1.0 million).

Depreciation, depletion and amortization increased to $79.6 million for the six months ended December 31, 2016, from $67.6 million for the six months ended December 31, 2015.  The increase was primarily attributable to increased gold sales and new silver sales from our gold and silver streams at Pueblo Viejo, which resulted in additional depletion of approximately $17.1 million during the current period.  This increase was partially offset by a decrease in depletion expense on our Voisey’s Bay royalty of approximately $6.8 million, which is due to the ongoing dispute related to the calculation of the NSR royalty (see Note 11 of our notes to consolidated financial statements).

Interest and other income increased to $9.0 million for the six months ended December 31, 2016, from $0.6 million for the six months ended December 31, 2015.  The increase was primarily due to a gain recognized on consideration received as part of the termination of our Phoenix Gold Project streaming interest.  In exchange for the termination of the Phoenix Gold Project streaming interest, the Company received approximately three million common shares of Rubicon, the operator of the Phoenix Gold Project.  The fair value of the Rubicon common shares, and corresponding gain, received upon exchange was approximately $3.4 million.  The increase in interest and other income was also due to consideration received as part of a legal settlement and termination of a non-principal royalty of approximately $2.8 million.

During the six months ended December 31, 2016, we recognized income tax expense totaling $12.2 million compared with $63.9 million during the six months ended December 31, 2015.  This resulted in an effective tax rate of 18.5% in the current period, compared with 194.3% during the six months ended December 31, 2015.  The decrease in the effective tax rate for the six months ended December 31, 2016 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the liquidation of our Chilean subsidiary during the three months ended September 30, 2015.

Liquidity and Capital Resources

Overview

At December 31, 2016, we had current assets of $136.2 million compared to current liabilities of $22.3 million resulting in working capital of $113.9 million and a current ratio of 6 to 1.  This compares to current assets of $164.8 million and current liabilities of $22.7 million at June 30, 2016, resulting in working capital of $142.1 million and a current ratio of approximately 7 to 1.  The decrease in our current ratio was primarily attributable to a decrease in our cash and equivalents during the current period.  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended December 31, 2016, liquidity needs were met from $84.5 million in net revenue and our available cash resources.  The $70 million acquisition of additional royalty interests at Cortez, as discussed above, was funded from our revolving credit facility during the quarter ended September 30, 2016.

As of December 31, 2016, the Company had $305 million available and $345 million outstanding under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $418.9 million of total available liquidity at December 31, 2016.  The Company was in compliance with each financial covenant as of December 31, 2016.  Refer to Note 4 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including the remaining conditional funding incurred in connection with the Ilovica stream acquisition and the Peak Gold joint venture.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial stream and royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2016 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $124.8 million for the six months ended December 31, 2016, compared to $54.6 million for the six months ended December 31, 2015.  The increase was primarily due to an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $35.3 million.  The increase was also due to a decrease in income taxes paid of approximately $38.4 million, which resulted from $47.7 million of cash taxes paid for the termination of the Andacollo royalty during the prior year period, partially offset by $9.7 million of cash taxes paid to taxing authorities, as a condition for appealing an assessment, during the current period.

Investing Activities

Net cash used in investing activities totaled $191.0 million for the six months ended December 31, 2016, compared to cash used in investing activities of $1.0 billion for the six months ended December 31, 2015.  The decrease in cash used in investing activities is primarily due to a decrease in acquisitions of stream and royalty interests in mineral properties compared to the prior year period (primarily the Pueblo Viejo and Andacollo stream acquisitions).  Refer to “Recent Business Developments” above for further discussion on our recently acquired royalty interests.

Financing Activities

Net cash provided by financing activities totaled $33.6 million for the six months ended December 31, 2016, compared to cash provided by financing activities of $320.4 million for the six months ended December 31, 2015.  The decrease in cash provided by financing activities is primarily due to the Company’s $350 million borrowing under its revolving credit facility to fund stream acquisitions during the prior year period.

Recently Adopted Accounting Standards and Critical Accounting Policies

There were no new accounting standards adopted during the three and six months ended December 31, 2016.  Refer to Note 1 of our notes to consolidated financial statements for further discussion on recently issued accounting standards.  Refer to our Fiscal 2016 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold stream and royalty interests; statements related to ongoing developments and expected developments at properties where we hold stream and royalty interests; effective tax rate estimates; the adequacy of financial resources and funds to cover anticipated expenditures for debt service and general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, expected delivery dates of gold, silver, copper and other metals, and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

During the six month period ended December 31, 2016, we reported revenue of $224.9 million, with an average gold price for the period of $1,280 per ounce, an average silver price of $18.42 per ounce and an average copper price of $2.28 per pound.  Approximately 86% of our total reported revenues for the six months ended December 31, 2016 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the six months ended December 31, 2016, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $19.7 million.

Approximately 9% of our total reported revenues for the six months ended December 31, 2016 were attributable to silver sales from our silver producing stream and royalty interests.  For the six months ended December 31, 2016, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $2.1 million.

Approximately 3% of our total reported revenues for the six months ended December 31, 2016 were attributable to copper sales from our copper producing royalty interests.  For the six months ended December 31, 2016, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.7 million.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2016, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ROYAL GOLD, INC.

Date: February 2, 2017
	By:	/s/ Tony Jensen
Tony Jensen President and Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2017	By:	/s/ Stefan Wenger
Stefan Wenger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ROYAL GOLD, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Amendment to the Restated Certificate of Incorporation of Royal Gold, Inc. (filed as Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K filed on November 30, 2016 and incorporated herein by reference)

10.1†

Third Amendment to Amended and Restated Purchase and Sale Agreement, dated October 20, 2016, among RGLD Gold AG, Thompson Creek Metals Company Inc. and Royal Gold, Inc. (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 3, 2016 and incorporated herein by reference)

10.2†

Intercreditor Agreement, dated October 20, 2016, among The Bank of Nova Scotia for the Senior Debt Secured Parties identified therein, RGLD Gold AG and Thompson Creek Metals Company Inc. (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 3, 2016 and incorporated herein by reference)

10.3†

Commitment Letter, dated July 5, 2016, among RGLD Gold AG, Royal Gold, Inc. and Centerra Gold Inc. (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 3, 2016 and incorporated herein by reference)

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