Form 10-Q
period 2017-03-31
ROYAL GOLD INC
filed 2017-05-10
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 65,338,813 shares of the Company’s common stock, par value $0.01 per share, outstanding as of May 2, 2017.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	March 31, 2017	June 30, 2016
ASSETS
Cash and equivalents	$88,090	$116,633
Royalty receivables	22,791	17,990
Income tax receivable	16,006	20,043
Stream inventory	6,624	9,489
Prepaid expenses and other	663	614
Total current assets	134,174	164,769
Stream and royalty interests, net (Note 3)	2,932,087	2,848,087
Other assets	62,521	53,696
Total assets	$3,128,782	$3,066,552
LIABILITIES
Accounts payable	$2,474	$4,114
Dividends payable	15,681	15,012
Other current liabilities	6,622	3,554
Total current liabilities	24,777	22,680
Debt (Note 4)	635,881	600,685
Deferred tax liabilities	120,895	133,867
Uncertain tax positions	24,337	16,996
Other long-term liabilities	6,391	6,439
Total liabilities	812,281	780,667
Commitments and contingencies (Note 11)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	-	-
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,173,796 and 65,093,950 shares outstanding, respectively	652	651
Additional paid-in capital	2,182,496	2,179,781
Accumulated other comprehensive income	1,183	-
Accumulated earnings	83,710	48,584
Total Royal Gold stockholders’ equity	2,268,041	2,229,016
Non-controlling interests	48,460	56,869
Total equity	2,316,501	2,285,885
Total liabilities and equity	$3,128,782	$3,066,552

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Revenue	$106,972	$93,487	$331,880	$265,660

Costs and expenses
Cost of sales	22,419	17,921	67,582	51,960
General and administrative	5,402	7,679	23,447	23,416
Production taxes	389	958	1,331	3,546
Exploration costs	2,647	1,851	8,411	6,135
Depreciation, depletion and amortization	40,164	38,163	119,785	105,717
Impairments of stream and royalty interests and royalty receivables	-	98,973	-	98,588
Total costs and expenses	71,021	165,545	220,556	289,362

Operating income (loss)	35,951	(72,058)	111,324	(23,702)

Interest and other income	1,326	3,060	10,056	2,804
Interest and other expense	(9,254)	(8,762)	(27,068)	(23,968)
Income (loss) before income taxes	28,023	(77,760)	94,312	(44,866)

Income tax (expense) benefit	(6,492)	8,262	(18,724)	(55,655)
Net income (loss)	21,531	(69,498)	75,588	(100,521)
Net loss attributable to non-controlling interests	2,130	1,842	5,921	2,932
Net income (loss) attributable to Royal Gold common stockholders	$23,661	$(67,656)	$81,509	$(97,589)

Net income (loss)	$21,531	$(69,498)	$75,588	$(100,521)
Adjustments to comprehensive income (loss), net of tax
Unrealized change in market value of available-for-sale securities	360	2,383	1,182	4,521
Reclassification adjustment for gains included in net income	-	(675)	-	(675)
Comprehensive income (loss)	21,891	(67,790)	76,770	(96,675)
Comprehensive loss attributable to non-controlling interests	2,130	1,842	5,921	2,932
Comprehensive income (loss) attributable to Royal Gold stockholders	$24,021	$(65,948)	$82,691	$(93,743)

Net income (loss) per share available to Royal Gold common stockholders:
Basic earnings (loss) per share	$0.36	$(1.04)	$1.25	$(1.50)
Basic weighted average shares outstanding	65,169,883	65,085,225	65,145,183	65,069,056
Diluted earnings (loss) per share	$0.36	$(1.04)	$1.25	$(1.50)
Diluted weighted average shares outstanding	65,274,926	65,085,225	65,267,201	65,069,056
Cash dividends declared per common share	$0.24	$0.23	$0.71	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$75,588	$(100,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	119,785	105,717
Amortization of debt discount and issuance costs	10,202	9,687
Non-cash employee stock compensation expense	6,758	7,789
Impairments of stream and royalty interests and royalty receivables	-	98,588
Tax (benefit) expense of stock-based compensation exercises	(38)	247
Deferred tax benefit	(6,266)	(17,246)
Other	(4,638)	(1,065)
Changes in assets and liabilities:
Royalty receivables	(4,801)	14,976
Stream inventory	2,865	(3,115)
Income taxes receivable	(6,539)	(2,996)
Prepaid expenses and other assets	(743)	85
Accounts payable	(1,641)	(1,533)
Uncertain tax positions	7,341	1,950
Other liabilities	3,021	8,084
Net cash provided by operating activities	$200,894	$120,647

Cash flows from investing activities:
Acquisition of stream and royalty interests	(203,721)	(1,326,256)
Andacollo royalty termination	-	345,000
Golden Star term loan	-	(20,000)
Proceeds from sale of available-for-sale securities	-	6,933
Other	1,503	(302)
Net cash used in investing activities	$(202,218)	$(994,625)

Cash flows from financing activities:
Borrowings from revolving credit facility	70,000	350,000
Repayment of revolving credit facility	(45,000)	(50,000)
Net payments from issuance of common stock	(2,618)	(174)
Common stock dividends	(45,715)	(43,709)
Purchase of additional royalty interest from non-controlling interest	(1,462)	-
Tax expense (benefit) of stock-based compensation exercises	38	(247)
Other	(2,462)	(1,878)
Net cash (used in) provided by financing activities	$(27,219)	$253,992
Net decrease in cash and equivalents	(28,543)	(619,986)
Cash and equivalents at beginning of period	116,633	742,849
Cash and equivalents at end of period	$88,090	$122,863

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and nine months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on August 11, 2016 (“Fiscal 2016 10-K”).

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.  Reclassified amounts were not material to the financial statements.

Recently Issued or Adopted Accounting Standards

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

In August 2014, the FASB issued ASU guidance for disclosure of uncertainties about an entity’s ability to continue as a going concern.  The new guidance requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern.  The new guidance was effective, and the Company adopted this standard, effective January 1, 2017.

In May 2014, the FASB issued ASU guidance for the recognition of revenue from contracts with customers.  Subsequent to the issuance of this ASU guidance, the FASB issued additional related ASU’s on revenue recognition.  The effective date and transition requirements for all of these ASU’s are the same.  Specifically, the guidance under these ASU’s is to be applied using a full retrospective method or a modified retrospective method, as described in the guidance, and is effective for the Company’s fiscal year beginning July 1, 2018.  The Company is currently evaluating the level of effort needed to implement the guidance, evaluating the provisions of each new guidance, and assessing their impact on the Company’s consolidated financial statements and disclosures, as well as which transitions method we intend to use.

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

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s royalty and stream interests as of March 31, 2017 and June 30, 2016.

As of March 31, 2017 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(104,770)	$685,865
Pueblo Viejo	610,404	(57,255)	553,149
Andacollo	388,182	(32,753)	355,429
Wassa and Prestea	146,475	(17,354)	129,121
Total production stage stream interests	1,935,696	(212,132)	1,723,564
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	120,053
Peñasquito	99,172	(33,542)	65,630
Holt	34,612	(19,228)	15,384
Cortez	20,873	(10,530)	10,343
Other	483,643	(331,305)	152,338
Total production stage royalty interests	844,024	(480,276)	363,748
Total production stage stream and royalty interests	2,779,720	(692,408)	2,087,312

Development stage stream interests:
Rainy River	175,727	-	175,727
Other	12,031	-	12,031
Total development stage stream interests	187,758	-	187,758

Development stage royalty interests:
Pascua-Lama	380,657	-	380,657
Cortez	59,803	-	59,803
Other	63,811	-	63,811
Total development stage royalty interests	504,271	-	504,271
Total development stage stream and royalty interests	692,029	-	692,029
Total exploration stage royalty interests	152,746	-	152,746
Total stream and royalty interests	$3,624,495	$(692,408)	$2,932,087

As of June 30, 2016 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$783,046	$(74,060)	$-	$708,986
Pueblo Viejo	610,404	(21,902)	-	588,502
Andacollo	388,182	(18,286)	-	369,896
Wassa and Prestea	96,413	(7,816)	-	88,597
Total production stage stream interests	1,878,045	(122,064)	-	1,755,981
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	-	120,053
Peñasquito	99,172	(29,898)	-	69,274
Holt	34,612	(17,124)	-	17,488
Cortez	10,630	(10,000)	-	630
Other	531,735	(342,460)	(18,605)	170,670
Total production stage royalty interests	881,873	(485,153)	(18,605)	378,115
Total production stage stream and royalty interests	2,759,918	(607,217)	(18,605)	2,134,096
Development stage stream interests:
Rainy River	100,706	-	-	100,706
Other	87,883	(153)	(75,702)	12,028
Total development stage stream interests	188,589	(153)	(75,702)	112,734
Development stage royalty interests:
Pascua-Lama	380,657	-	-	380,657
Other	66,414	-	-	66,414
Total development stage royalty interests	447,071	-	-	447,071
Total development stage stream and royalty interests	635,660	(153)	(75,702)	559,805
Total exploration stage royalty interests	155,997	-	(1,811)	154,186
Total stream and royalty interests	$3,551,575	$(607,370)	$(96,118)	$2,848,087

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

Under the terms of the amendment, RGLD Gold’s 52.25% gold stream at Mount Milligan was amended to a 35% gold stream and an 18.75% copper stream.  RGLD Gold will continue to pay $435 per ounce of gold delivered and will pay

15% of the spot price per metric tonne of copper delivered.  Mount Milligan gold in concentrate in transit prior to October 20, 2016, will be delivered to RGLD Gold under the current 52.25% stream.  Under the terms of both the original and amended agreements, there is a maximum of five months between concentrate shipment and final settlement, and RGLD Gold began receiving gold and copper deliveries reflecting the amended stream agreement in April 2017. The Company incurred approximately $7.7 million in direct transaction costs associated with the amendment.  These direct transaction costs have been capitalized as part of the Mount Milligan streaming interest within Stream and royalty interests, net on our consolidated balance sheets.

4.    DEBT

The Company’s non-current debt as of March 31, 2017 and June 30, 2016 consists of the following:

	As of March 31, 2017				As of June 30, 2016
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)

Convertible notes due 2019	$370,000	$(28,246)	$(2,972)	$338,782	$370,000	$(36,943)	$(3,934)	$329,123
Revolving credit facility	300,000	-	(2,901)	297,099	275,000	-	(3,438)	271,562
Total debt	$670,000	$(28,246)	$(5,873)	$635,881	$645,000	$(36,943)	$(7,372)	$600,685

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012.  The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and nine months ended March 31, 2017, was $5.9 million and $17.6 million, respectively, compared to $5.7 million and $17.1 million, respectively, for the three and nine months ended March 31, 2016, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $650 million revolving credit facility.  The acquisition of additional royalty interests at Cortez discussed in Note 2 was funded from our revolving credit facility during the quarter ended September 30, 2016.  As of March 31, 2017, the Company had $300 million outstanding and $350 million available under the revolving credit facility.  Borrowings under the revolving credit facility bear interest at a floating rate of LIBOR plus a margin of 1.25% to 3.00%, based on Royal Gold’s defined leverage ratio.  As of March 31, 2017, the interest rate on borrowings under the revolving credit facility was LIBOR plus 2.25% for an all-in rate of 3.41%.  During the three months ended March 31, 2017, the Company repaid $45.0 million of the outstanding borrowings under the revolving credit facility.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.  Interest expense recognized on the revolving credit facility for the three and nine months ended March 31, 2017, was $2.9 million and $7.2 million, respectively, compared to $2.6 million and $5.6 million, respectively, for the three and nine months ended March 31, 2016, and included interest on the outstanding borrowings and the amortization of the debt issuance costs.

As discussed in Note 6 to the notes to consolidated financial statements in the Company’s Fiscal 2016 10-K, the Company has financial covenants associated with its revolving credit facility.  As of March 31, 2017, the Company was in compliance with each financial covenant.

5.    REVENUE

Revenue is comprised of the following:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Stream interests	$76,597	$63,439	$236,108	$168,607
Royalty interests	30,375	30,048	95,772	97,053
Total revenue	$106,972	$93,487	$331,880	$265,660

6.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$94	$116	$297	$339
Stock appreciation rights	456	430	1,378	1,246
Restricted stock	800	747	3,004	2,892
Performance stock	(1,036)	1,047	2,079	3,312
Total stock-based compensation expense	$314	$2,340	$6,758	$7,789

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income (loss).

As of March 31, 2017, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards was as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$430	1.6
Stock appreciation rights	2,394	1.9
Restricted stock	6,107	3.1
Performance stock	2,215	1.4

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) available to Royal Gold common stockholders	$23,661	$(67,656)	$81,509	$(97,589)
Weighted-average shares for basic EPS	65,169,883	65,085,225	65,145,183	65,069,056
Effect of other dilutive securities	105,043	-	122,018	-
Weighted-average shares for diluted EPS	65,274,926	65,085,225	65,267,201	65,069,056
Basic earnings (loss) per share	$0.36	$(1.04)	$1.25	$(1.50)
Diluted earnings (loss) per share	$0.36	$(1.04)	$1.25	$(1.50)

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $103.14.

8.    INCOME TAXES

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax (expense) benefit	$(6,492)	$8,262	$(18,724)	$(55,655)
Effective tax rate	23.2%	10.6%	19.9%	124.0%

The lower effective tax rate for the three months ended March 31, 2016, is primarily due to the effects of the impairment charges recorded in the prior year quarter.  The lower effective tax rate for the nine months ended March 31, 2017, is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the liquidation of our Chilean subsidiary in the prior year.

9.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of March 31, 2017			As of June 30, 2016
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$861,592	$223,096	$1,084,688	$809,692	$228,566	$1,038,258
Dominican Republic	553,149	-	553,149	588,502	-	588,502
Chile	355,429	453,459	808,888	369,896	453,629	823,525
Africa	129,121	606	129,727	88,596	697	89,293
Mexico	-	109,017	109,017	-	118,899	118,899
United States	-	169,127	169,127	-	102,385	102,385
Australia	-	38,623	38,623	-	42,547	42,547
Other	12,031	26,837	38,868	12,029	32,649	44,678
Total	$1,911,322	$1,020,765	$2,932,087	$1,868,715	$979,372	$2,848,087

The Company’s revenue, cost of sales and net revenue by reportable segment for the three and nine months ended March 31, 2017 and 2016, is geographically distributed as shown in the following table:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$35,112	$12,583	$22,529	$29,946	$11,095	$18,851
Dominican Republic	24,524	7,054	17,470	13,608	3,787	9,821
Chile	10,398	1,499	8,899	15,730	2,255	13,475
Africa	6,563	1,283	5,280	4,155	784	3,371
Total streams	$76,597	$22,419	$54,178	$63,439	$17,921	$45,518

Royalties:
Mexico	$10,446	$-	$10,446	$8,353	$-	$8,353
United States	7,899	-	7,899	8,522	-	8,522
Canada	5,535	-	5,535	8,029	-	8,029
Australia	3,174	-	3,174	2,834	-	2,834
Africa	672	-	672	570	-	570
Other	2,649	-	2,649	1,740	-	1,740
Total royalties	$30,375	$-	$30,375	$30,048	$-	$30,048
Total streams and royalties	$106,972	$22,419	$84,553	$93,487	$17,921	$75,566

	Nine Months Ended March 31, 2017			Nine Months Ended March 31, 2016
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$105,161	$36,341	$68,820	$95,881	$37,084	$58,797
Dominican Republic	71,911	21,497	50,414	23,008	6,619	16,389
Chile	41,552	6,243	35,309	32,163	4,751	27,412
Africa	17,484	3,501	13,983	17,555	3,506	14,049
Total streams	$236,108	$67,582	$168,526	$168,607	$51,960	$116,647

Royalties:
Mexico	$31,573	$-	$31,573	$29,446	$-	$29,446
United States	27,012	-	27,012	27,220	-	27,220
Canada	17,405	-	17,405	25,635	-	25,635
Australia	9,867	-	9,867	7,610	-	7,610
Africa	2,260	-	2,260	1,301	-	1,301
Chile	1,333	-	1,333	-	-	-
Other	6,322	-	6,322	5,841	-	5,841
Total royalties	$95,772	$-	$95,772	$97,053	$-	$97,053
Total streams and royalties	$331,880	$67,582	$264,298	$265,660	$51,960	$213,700

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

	As of March 31, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$4,152	$4,152	$4,152	$-	$-
Warrants(1)	$3,212	$3,212	$-	$3,212	$-
Total assets		$7,364	$4,152	$3,212	$-
Liabilities (In thousands):
Debt(2)	$418,753	$390,472	$390,472	$-	$-
Total liabilities		$390,472	$390,472	$-	$-

(1)	Included in Other assets on the Company’s consolidated balance sheets.
(2)

Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital on the Company’s consolidated balance sheets.

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.  The warrants classified within Level 2 of the fair value hierarchy are valued at each reporting period using the Black-Scholes model.  The warrants are part of the term loan funded to Golden Star Resources Ltd. in July 2015 and have been classified as a financial asset instrument.  Any change in the fair value of the warrants at subsequent reporting periods will be recorded within Interest and other income on our consolidated statements of operations and comprehensive income (loss).  The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.  The carrying value of the Company’s revolving credit facility (Note 4) approximates fair value as of March 31, 2017.

As of March 31, 2017, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.COMMITMENTS AND CONTINGENCIES

Rainy River Gold and Silver Stream Acquisition

The Company’s final scheduled payment of $75.0 million as part of its Rainy River gold and silver stream acquisition was made in November 2016.  The Company has no further upfront payments associated with the Rainy River gold and silver stream.

Wassa and Prestea Gold Stream Acquisition and Amendment

The Company’s final scheduled payment of $10.0 million as part of its Wassa and Prestea gold stream acquisition (July 2015) and amendment (December 2015) was made in January 2017.  The Company has no remaining upfront payments associated with the Wassa and Prestea gold stream.

Ilovica Gold Stream Acquisition

As of March 31, 2017, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

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

On December 5, 2014, LNRLP filed amendments to its October 16, 2009 Statement of Claim in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited (“Vale Canada”) and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine.  LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey’s Bay began in late 2005, have indicated an intention to calculate the NSR in a manner LNRLP believes will violate the royalty agreement as Voisey’s Bay concentrates are processed at Vale’s new Long Harbour processing facility, and have breached their contractual duties of good faith and honest performance in several ways.  LNRLP requests an order in respect of the correct calculation of future payments, and unspecified damages for non-payment and underpayment of past royalties to the date of the claim, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase, and trial is expected to commence in the second half of calendar 2018.

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

Statement Regarding Third Party Information

Certain information provided in this report, including the Operator’s Production Estimates by Stream and Royalty Interest for Calendar 2017 and Property Developments, has been provided to us by the operators of properties where we own interests or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC.  Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing precious metal streams, royalties, and similar interests.  We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of March 31, 2017, we owned stream interests on four producing properties and two development stage properties.  As discussed further in our Fiscal 2016 10-K, we closed and funded approximately $1.4 billion in stream interests in our fiscal year 2016, including stream interests relating to Pueblo Viejo, Andacollo, Wassa and Prestea, and Rainy River.  Stream interests accounted for approximately 72% and 71%, respectively, of our total revenue for the three and nine months ended March 31, 2017, and 68% and 63%, respectively, of our total revenue for the three and nine months ended March 31, 2016.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of March 31, 2017, we owned royalty interests on 34 producing properties, 20 development stage properties and 133 exploration stage properties, of which we consider 51 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 28% and 29%, respectively, of our total revenue for the three and nine months ended March 31, 2017, and 32% and 37%, respectively, of our total revenue for the three and nine months ended March 31, 2016.

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

For the three and nine months ended March 31, 2017 and 2016, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,219	86%	$1,183	90%	$1,260	86%	$1,138	87%
Silver ($/ounce)	$17.42	7%	$14.85	2%	$18.09	8%	$14.84	2%
Copper ($/pound)	$2.65	3%	$2.12	5%	$2.40	3%	$2.24	4%
Other	N/A	4%	N/A	3%	N/A	3%	N/A	7%

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

Mount Milligan gold in concentrate in transit prior to October 20, 2016 was delivered to RGLD Gold under the current 52.25% stream.  Under the terms of both the original and amended agreements, there is a maximum of five months between concentrate shipment and final settlement, and RGLD Gold began receiving gold and copper deliveries reflecting the amended stream agreement in April 2017.

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

As of December 31, 2016, proven and probable reserves subject to Royal Gold’s interests at Cortez were estimated at 3.6 million ounces of gold, including approximately 2.7 million gold ounces at Crossroads.  Waste stripping at Crossroads is underway and production is expected to begin in calendar 2018.

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
NVR1: 4.85% NVR; 4.46% NVR (Crossroads)
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
1.09% fixed rate royalty (copper)

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2017

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2017.  The following table shows such production estimates for our principal producing properties for calendar 2017 as well as the actual production reported to us by the various operators through March 31, 2017.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing or development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2017

Principal Producing Properties

For the period January 1, 2017 through March 31, 2017

	Calendar 2017 Operator’s Production			Calendar 2017 Operator's Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	61,600	-	-	14,600	-	-
Mount Milligan(4)	260,000-290,000	-	-	45,200	-	-
Copper			55 - 65 million			12.6 million
Pueblo Viejo(5)	625,000 - 650,000	Not provided		143,000	Not provided	-
Wassa and Prestea	255,000 - 280,000			57,800
Royalty:
Cortez GSR1	102,200	-	-	11,200	-	-
Cortez GSR2	1,600	-	-	100	-	-
Cortez GSR3	103,800	-	-	11,300	-	-
Cortez NVR1	63,900	-	-	4,700	-	-
Peñasquito(6)	410,000	Not provided	-	137,000	4.84 million	-
Lead(6)			Not provided			32.4 million
Zinc(6)			Not provided			80.7 million

(1)

Production estimates received from our operators are for calendar 2017.  Please refer to our cautionary statement regarding third party information at the beginning of this MD&A.  There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2016 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2017 through March 31, 2017, unless otherwise noted.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold in concentrate.

(5)	The estimated and actual production figures shown are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo. The operator did not provide estimated and actual silver production.

(6)	The estimated and actual gold production reflects payable gold in concentrate. The operator did not provide estimated silver, lead and zinc production.

Property Developments

The following property development information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 10,900 ounces of gold for the three months ended March 31, 2017, compared to approximately 8,300 ounces for the three months ended March 31, 2016.

Teck reported higher production during the March 2017 quarter, compared to the prior year quarter, primarily as a result of improved grades and increased mill throughput.  The current life of mine for Andacollo is expected to continue until 2034.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 22,700 ounces for the three months ended March 31, 2017, compared to approximately 17,400 ounces for the three months ended March 31, 2016.  Centerra stated production during the current period was consistent with plan, which has 64% of payable copper production and 60% of payable gold production in the second half of 2017.

The secondary crusher is now fully operational and a part of the comminution circuit.  Centerra continues to evaluate the comminution circuit to optimize the feed.  As Centerra continues to focus on optimizing the mine and mill to increase recovery and improve throughput, they also undertook an operational review process with subject matter experts within their organization who identified several value adding projects.  When these value added projects are implemented, Centerra expects to improve recoveries, throughput and unit cost performance by the end of calendar 2017.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 10,400 ounces of gold for the three months ended March 31, 2017, compared to approximately 10,600 ounces for the three months ended March 31, 2016.  Silver stream deliveries were approximately 373,600 ounces of silver for the three months ended March 31, 2017, compared to approximately 209,800 ounces for the three months ended March 31, 2016.  RGLD Gold began receiving silver deliveries during the quarter ended March 31, 2016.

Lower production during the March 2017 quarter was due primarily to lower tonnage mined and processed, combined with lower head grades, which were attributed to lower open pit equipment utilization and lower processing throughput due to the timing of autoclave shutdowns.  The impact was partially offset by improved gold recoveries.

Barrick reiterated their Pueblo Viejo production guidance for calendar 2017 of between 625,000 ounces and 650,000 ounces of gold.

Rainy River

New Gold reported that both the project schedule and the capital cost estimate remain in line with the updated plan announced January 30, 2017.  New Gold further reported mining activities at Rainy River progressed well during the March 2017 quarter, with a mining rate averaging over 110,000 tonnes per day, the overall earthworks are approximately 70% complete, the primary crusher and conveyor system are approximately 95% complete and the installation of mechanical, piping, electrical and instrumentation in the processing facilities are approximately 85% complete.

New Gold also reported that commissioning of the crusher commenced in March 2017 with the first crush expected in early May 2017; the commissioning of the ball and SAG mills should start during the June 2017 quarter and be completed in August 2017; the refining portion of the circuit should be completed and ready to begin commissioning early in the September 2017 quarter; and that dry and wet commissioning of the full process circuit is scheduled to be completed in August 2017.

New Gold continues to work towards obtaining an amendment to Schedule 2 of the Metal Mining Effluent Regulations, required to close two small creeks and deposit tailings, which is now expected to be received in January 2018.  As previously reported, New Gold is presently constructing a starter tailings cell, located within the broader tailings management area that does not require a Schedule 2 amendment. This will allow New Gold to commence operations prior to completion of the Schedule 2 amendment. Based on its location and scale, the starter cell would provide capacity for approximately six months of tailings.  In addition, New Gold is finalizing its evaluation of an approach to constructing the creek closures which incorporates sheet pile at the center of the portion of the dam which will cover the creeks. The purpose of this approach is both to reduce the construction time after receipt of the Schedule 2 amendment, and, most importantly, to be able to complete the work regardless of the weather conditions. The approach is expected to require provincial and Canadian federal regulatory approvals.

Wassa and Prestea

Gold stream deliveries from Wassa and Prestea were approximately 5,700 ounces of gold for the three months ended March 31, 2017, compared to approximately 4,400 ounces of gold for the three months ended March 31, 2016.

Golden Star declared commercial production at Wassa Underground on January 1, 2017, and Golden Star reported gold production continued to ramp up during the current quarter.   During the three months ended March 31, 2017, mining operations were primarily in the F Shoot, the more moderate grade zone of the deposit.  In late March 2017, Golden Star began accessing the B Shoot, the higher grade zone of the deposit, for the first time via longitudinal stoping.  Golden Star reported that development of the first stope in the high grade West Reef at Prestea underground commenced.   Also during the current quarter, mining commenced at the Mampon deposit, a quarter earlier than expected.

Golden Star expects gold production to be weighted towards the second half of calendar 2017.  Accordingly, gold production in the June 2017 quarter is expected to be in line with the production results for the March 2017 quarter.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez decreased approximately 39% over the prior year quarter, in line with the mine plan.  Waste stripping at Crossroads, which is subject to our royalty interest, restarted in October 2016 and is currently ongoing.

Please refer to “Recent Business Developments” earlier in this MD&A for discussion on the acquisition of additional royalty interests at Cortez.

Peñasquito

Gold, lead and zinc production attributable to our royalty interest at Peñasquito increased approximately 14%, 4% and 21%, respectively during the three months ended March 31, 2017, when compared to the three months ended March 31, 2016.  Silver production attributable to our royalty interest was in line with the prior year quarter.

Goldcorp reported higher production during the current quarter when compared to the prior year quarter, primarily due to higher grade ore as a result of mine sequencing in Phases 5 and 6, and higher mill throughput as a result of improved operational discipline. Goldcorp expects higher ore grade through the first half of calendar 2017, after which mill feed is expected to consist of lower grade ore and stockpiled material for the remainder of calendar 2017.

Goldcorp also reported that the Pyrite Leach Project achieved construction progress of 6% and engineering progress of 81% at the end of the March 2017 quarter. As part of the Pyrite Leach Project, a carbon pre-flotation facility is being constructed which is expected to allow Peñasquito to process ore which was previously considered uneconomic, including significant amounts already in stockpiles.

Results of Operations

Quarter Ended March 31, 2017, Compared to Quarter Ended March 31, 2016

For the quarter ended March 31, 2017, we recorded net income attributable to Royal Gold stockholders of $23.7 million, or $0.36 per basic and diluted share, as compared to a net loss attributable to Royal Gold stockholders of $67.7 million, or ($1.04) per basic and diluted share, for the quarter ended March 31, 2016.  The increase in our earnings per share was primarily attributable to an increase in revenue during the current period, as discussed below, and impairment charges of approximately $99.0 million (including a royalty receivable write down of approximately $2.9 million) on our stream interest at the Phoenix Gold Project and certain other non-principal royalty interests in the prior period.  The effect of the impairment charges during the quarter ended March 31, 2016, was $1.33 per basic share, after taxes.

For the quarter ended March 31, 2017, we recognized total revenue of $107.0 million, which is comprised of stream revenue of $76.6 million and royalty revenue of $30.4 million at an average gold price of $1,219 per ounce, an average silver price of $17.42 per ounce and an average copper price of $2.65 per pound.  This is compared to total revenue of $93.5 million for the three months ended March 31, 2016, which was comprised of stream revenue of $63.4 million and royalty revenue of $30.1 million, at an average gold price of $1,183 per ounce, an average silver price of $14.85 per ounce and an average copper price of $2.12 per pound for the quarter ended March 31, 2016.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 is as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended March 31, 2017 and 2016

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2017			March 31, 2016
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan	Gold	$35,112	28,900	oz.	$29,806	25,400	oz.
Pueblo Viejo(3)		$24,524			$13,608
	Gold		15,600	oz.		11,800	oz.
	Silver		322,000	oz.		N/A
Andacollo	Gold	$10,398	8,500	oz.	$15,730	13,500	oz.
Wassa and Prestea	Gold	$6,563	5,400	oz.	$4,155	3,500	oz.
Other(4)	Gold	$-	N/A		$140	100	oz.
Total stream revenue		$76,597			$63,439

Royalty(2):
Peñasquito		$6,981			$5,210
	Gold		137,500	oz.		120,300	oz.
	Silver		4.8	Moz.		4.8	Moz.
	Lead		31.3	Mlbs.		30.2	Mlbs.
	Zinc		88.5	Mlbs.		73.1	Mlbs.
Cortez	Gold	$1,068	11,300	oz.	$1,853	18,400	oz.
Other(4)	Various	$22,326	N/A		$22,985	N/A
Total royalty revenue		$30,375			$30,048
Total Revenue		$106,972			$93,487

(1)

Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the three months ended March 31, 2017 and 2016, and may differ from the operators’ public reporting.

(2)	Refer to “Recent Business Developments” and “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)	The first silver stream deliveries were in March 2016, with the first silver sales made during the June 2016 quarter.

(4)	Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the three months ended March 31, 2017, compared with the three months ended March 31, 2016, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices.  The increase in our stream revenue was primarily attributable to increased gold production at Mount Milligan and new silver sales from our Pueblo Viejo streaming interest.  Our first silver stream delivery from Pueblo Viejo was in March 2016, and the first revenue from Pueblo Viejo silver sales was recognized in the June 2016 quarter.  The increase in stream revenue at Pueblo Viejo and Mount Milligan was partially offset by a production decrease at Andacollo.  Gold and silver ounces purchased and sold during the three months ended March 31, 2017 and 2016, and gold and silver ounces in inventory as of March 31, 2017, and June 30, 2016, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2017		March 31, 2016		March 31, 2017	June 30, 2016
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	22,700	28,900	17,400	25,400	-	7,500
Andacollo	10,900	8,500	8,300	13,500	2,500	-
Pueblo Viejo	10,400	15,600	10,600	11,800	10,500	11,000
Wassa and Prestea	5,700	5,400	4,400	3,500	1,900	1,300
Phoenix Gold	-	-	100	100	-	-
Total	49,700	58,400	40,800	54,300	14,900	19,800

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2017		March 31, 2016		March 31, 2017	June 30, 2016
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	373,600	322,000	209,800	-	375,000	323,700

Our royalty revenue increased during the quarter ended March 31, 2017, compared with the quarter ended March 31, 2016, primarily due to an increase in gold production at Peñasquito and an increase in the average gold and silver prices during the current period.  Please refer to “Recent Business Developments” and “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Cost of sales increased to $22.4 million for the three months ended March 31, 2017 from $17.9 million for the three months ended March 31, 2016. The increase was primarily due to increased gold sales from Mount Milligan and increased gold and silver sales from Pueblo Viejo.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold or silver for a cash payment.  The cash payment for Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

General and administrative expenses decreased to $5.4 million for the three months ended March 31, 2017 from $7.7 million for the three months ended March 31, 2016.  The decrease during the current quarter was primarily due to an decrease in non-cash stock based compensation expense of approximately $2.0 million as a result of management’s change in estimate for the number of performance shares that are expected to vest.

Interest and other income decreased to $1.3 million for the three months ended March 31, 2017 from $3.1 million for the three months ended March 31, 2016.  The decrease was primarily due to a realized gain on the sale of Seabridge Gold, Inc. common shares of $0.7 million during the prior year quarter and a decrease in the fair value of our Golden Star warrants of approximately $0.8 million when compared to the three months ended March 31, 2016.

During the three months ended March 31, 2017, we recognized income tax expense totaling $6.5 million compared with an income tax benefit of $8.3 million during the three months ended March 31, 2016.  This resulted in an effective tax rate of 23.2% in the current period, compared with 10.6% in the quarter ended March 31, 2016.  The increase in the effective tax rate for the three months ended March 31, 2017 is primarily related to the effects of the impairment charges recorded during the three months ended March 31, 2016.

Nine months ended March 31, 2017, Compared to Nine months ended March 31, 2016

For the nine months ended March 31, 2017, we recorded net income attributable to Royal Gold stockholders of $81.5 million, or $1.25 per basic and diluted share, as compared to a net loss attributable to Royal Gold stockholders of $97.6 million, or ($1.50) per basic and diluted share, for the nine months ended March 31, 2016.  The increase in our earnings per share was primarily attributable to an increase in our revenue in the current period, as discussed below, impairment charges of approximately $99.0 million (including a royalty receivable write down of approximately $2.9 million) on our stream interest at the Phoenix Gold Project and certain other non-principal royalty interests in the prior period, and the impact of $56 million of additional tax expense in the prior period related to the termination of the Andacollo royalty interest and the liquidation of our Chilean subsidiary.  The effect of the impairment charges during the quarter ended March 31, 2016, was $1.33 per basic share, after taxes.  The effect of the tax expense attributable to the termination of the Andacollo royalty interest during the quarter ended September 30, 2015, was $0.86 per share.

For the nine months ended March 31, 2017, we recognized total revenue of $331.9 million, which is comprised of stream revenue of $236.1 million and royalty revenue of $95.8 million, at an average gold price of $1,260 per ounce, an average silver price of $18.09 per ounce and an average copper price of $2.40 per pound.  This is compared to total revenue of $265.7 million for the nine months ended March 31, 2016, which was comprised of stream revenue of $168.6 million and royalty revenue of $97.1 million, at an average gold price of $1,138 per ounce, an average silver price of $14.84 per ounce and an average copper price of $2.24 per pound for the nine months ended March 31, 2016.  Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Nine months ended March 31, 2017 and 2016

(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended				Nine Months Ended
		March 31, 2017				March 31, 2016
				Reported			Reported
Stream/Royalty	Metal(s)	Revenue		Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan	Gold		$105,161	83,500	oz.	$95,564	85,100	oz.
Pueblo Viejo(3)			$71,911			$23,008
	Gold			40,200	oz.		20,600	oz.
	Silver			1.2	Moz.		N/A
Andacollo	Gold		$41,552	32,900	oz.	$32,163	28,200	oz.
Wassa and Prestea	Gold		$17,484	14,000	oz.	$17,555	15,500	oz.
Other(4)	Gold	$		N/A		$317	200	oz.
Total stream revenue			$236,108			$168,607

Royalty(2):
Peñasquito			$19,935			$20,208
	Gold			423,000	oz.		542,100	oz.
	Silver			15.1	Moz.		18.8	Moz.
	Lead			97.8	Mlbs.		120.9	Mlbs.
	Zinc			232.1	Mlbs.		289.8	Mlbs.
Cortez	Gold		$4,942	47,600	oz.	$4,840	58,000	oz.
Other(4)	Various		$70,895	N/A		$72,005	N/A
Total royalty revenue			$95,772			$97,053
Total Revenue			$331,880			$265,660

(1)

Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the nine months ended March 31, 2017 and 2016, and may differ from the operators’ public reporting.

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

The increase in our total revenue for the nine months ended March 31, 2017, compared with the nine months ended March 31, 2016, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices.  The increase in our stream revenue was primarily attributable to increased gold production at our Pueblo Viejo and Andacollo gold streams and new silver production from our Pueblo Viejo silver stream.  Our first silver stream delivery from Pueblo Viejo was in March 2016, and the first revenue from Pueblo Viejo silver sales was recognized in the June 2016 quarter .

Gold and silver ounces purchased and sold during the nine months ended March 31, 2017 and 2016, gold and silver ounces in inventory as of March 31, 2017, and June 30, 2016, for our streaming interests were as follows:

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2017		March 31, 2016		March 31, 2017	June 30, 2016
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	76,100	83,500	79,800	85,100	-	7,500
Pueblo Viejo	39,700	40,200	31,200	20,600	10,500	11,000
Andacollo	35,400	32,900	28,200	28,200	2,500	-
Wassa and Prestea	14,500	14,000	17,100	15,500	1,900	1,300
Phoenix Gold	-	-	300	200	-	-
Total	165,700	170,600	156,600	149,600	14,900	19,800

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2017		March 31, 2016		March 31, 2017	June 30, 2016
Silver Stream	Purchases (Moz.)	Sales (Moz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1.2	1.2	209,800	-	375,000	323,700

Cost of sales were approximately $67.6 million for the nine months ended March 31, 2017, compared to $52.0 million for the nine months ended March 31, 2016.  The increase is primarily attributable to an increase in gold production and new silver stream production at Pueblo Viejo, which resulted in additional cost of sales of approximately $14.9 million.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold and silver for a cash payment.  The cash payment for Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

Exploration costs increased to $8.4 million for the nine months ended March 31, 2017, from $6.1 million for the nine months ended March 31, 2016.  Exploration costs are specific to our Peak Gold joint venture for exploration and advancement of the Tetlin gold project located near Tok, Alaska, as discussed further in Note 3 of our notes to consolidated financial statements included in our Fiscal 2016 10-K.

Depreciation, depletion and amortization increased to $119.8 million for the nine months ended March 31, 2017, from $105.7 million for the nine months ended March 31, 2016.  The increase was primarily attributable to increased gold sales and new silver sales from our gold and silver streams at Pueblo Viejo, which resulted in additional depletion of approximately $22.0 million during the current period.  This increase was partially offset by a decrease in depletion expense on our Voisey’s Bay royalty of approximately $9.5 million, due to the ongoing dispute related to the calculation of the NSR royalty (see Note 11 of our notes to consolidated financial statements).

Interest and other income increased to $10.1 million for the nine months ended March 31, 2017, from $2.8 million for the nine months ended March 31, 2016.  The increase was primarily due to a gain recognized on consideration received as part of the termination of our Phoenix Gold Project streaming interest.  In exchange for the termination of the Phoenix Gold Project streaming interest, the Company received approximately three million common shares of Rubicon Minerals Corporation (“Rubicon”), the operator of the Phoenix Gold Project.  The fair value of the Rubicon common shares, and corresponding gain, received upon exchange was approximately $3.4 million.  The increase in interest and other income was also due to consideration received as part of a legal settlement and termination of a non-principal royalty of approximately $2.6 million.

During the nine months ended March 31, 2017, we recognized income tax expense totaling $18.7 million compared with $55.7 million during the nine months ended March 31, 2016.  This resulted in an effective tax rate of 19.9% in the current period, compared with 124.0% during the nine months ended March 31, 2016.  The decrease in the effective tax rate for the nine months ended March 31, 2017 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the liquidation of our Chilean subsidiary during the three months ended September 30, 2015.

Liquidity and Capital Resources

Overview

At March 31, 2017, we had current assets of $134.2 million compared to current liabilities of $24.8 million resulting in working capital of $109.4 million and a current ratio of 5 to 1.  This compares to current assets of $164.8 million and current liabilities of $22.7 million at June 30, 2016, resulting in working capital of $142.1 million and a current ratio of approximately 7 to 1.  The decrease in our current ratio was primarily attributable to a decrease in our cash and equivalents primarily due to the $45.0 million repayment on our outstanding borrowings under the revolving credit facility during the current period.  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the quarter ended March 31, 2017, liquidity needs were met from $84.6 million in net revenue and our available cash resources.  The $70 million acquisition of additional royalty interests at Cortez, as discussed above, was funded from our revolving credit facility during the quarter ended September 30, 2016.

As of March 31, 2017, the Company had $350 million available and $300 million outstanding under its revolving credit facility.  During the three months ended March 31, 2017, the Company repaid $45.0 million of the outstanding borrowings under the revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $459.4 million of total available liquidity at March 31, 2017.  The Company was in compliance with each financial covenant as of March 31, 2017.  Refer to Note 4 of our notes to consolidated financial statements for further discussion on our debt.

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

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $200.9 million for the nine months ended March 31, 2017, compared to $120.7 million for the nine months ended March 31, 2016.  The increase was primarily due to an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $49.3 million.  The increase was also due to a decrease in income taxes paid of approximately $35.6 million, which resulted from $47.7 million of cash taxes paid for the termination of the Andacollo royalty during the prior year period, partially offset by $9.7 million of cash taxes paid to taxing authorities, as a condition for appealing an assessment, during the current period.

Investing Activities

Net cash used in investing activities totaled $202.2 million for the nine months ended March 31, 2017, compared to cash used in investing activities of $1.0 billion for the nine months ended March 31, 2016.  The decrease in cash used in investing activities is primarily due to a decrease in acquisitions of stream and royalty interests in mineral properties compared to the prior year period (primarily the Pueblo Viejo and Andacollo stream acquisitions).  Refer to “Recent Business Developments” above for further discussion on our recently acquired royalty interests.

Financing Activities

Net cash used in financing activities totaled $27.2 million for the nine months ended March 31, 2017, compared to cash provided by financing activities of $254.0 million for the nine months ended March 31, 2016.  The decrease in cash provided by financing activities is primarily due to the Company’s $350 million borrowing under its revolving credit facility to fund stream acquisitions during the prior year period.  During the three months ended March 31, 2017, the Company repaid $45.0 million of the outstanding borrowings under the revolving credit facility.

Recently Issued or Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently issued or adopted accounting standards.  Refer to our Fiscal 2016 10-K for discussion on our critical accounting policies.

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

•	liquidity or other problems our operators may encounter, including shortfalls in the financing required to complete construction and bring a mine into production;

•	decisions and activities of the operators of properties where we hold stream and royalty interests;

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

•

risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, validity of security interests, governmental consents for granting interests in exploration and exploration licenses, application and enforcement of real estate, mineral tenure, contract, safety, environmental and permitting laws, currency fluctuations, expropriation of property, repatriation of earnings, taxation, price controls, inflation, import and export regulations, community unrest and labor disputes, endemic health issues, corruption, enforcement and uncertain political and economic environments;

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

During the nine month period ended March 31, 2017, we reported revenue of $331.9 million, with an average gold price for the period of $1,260 per ounce, an average silver price of $18.09 per ounce and an average copper price of $2.40 per pound.  Approximately 86% of our total reported revenues for the nine months ended March 31, 2017 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the nine months ended March 31, 2017, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $29.4 million.

Approximately 8% of our total reported revenues for the nine months ended March 31, 2017 were attributable to silver sales from our silver producing stream and royalty interests.  For the nine months ended March 31, 2017, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $2.8 million.

Approximately 3% of our total reported revenues for the nine months ended March 31, 2017 were attributable to copper sales from our copper producing royalty interests.  For the nine months ended March 31, 2017, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.1 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ROYAL GOLD, INC.

Date: May 10, 2017
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Stefan Wenger
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