Form 10-K
period 2017-06-30
ROYAL GOLD INC
filed 2017-08-10
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001‑13357

Royal Gold, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84‑0835164 (I.R.S. Employer Identification No.)
1660 Wynkoop Street, Suite 1000
Denver, Colorado (Address of Principal Executive Offices)	80202 (Zip Code)

(303) 573‑1660

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting common stock held by non‑affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 31, 2016, as reported on the NASDAQ Global Select Market was $4,102,671,750. There were 65,343,544 shares of the Company’s common stock, par value $0.01 per share, outstanding as of August 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders scheduled to be held on November 16, 2017, and to be filed within 120 days after June 30, 2017, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10‑K.

ii

This document (including information incorporated herein by reference) contains “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Royal Gold, Inc. and its subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report. In addition, please see our note about forward‑looking statements included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this report.

Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests. Certain information provided in this Annual Report on Form 10‑K, including, without limitation, all reserves, historical production and production estimates, descriptions of properties and developments at properties included herein, has been provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the Securities and Exchange Commission. Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for the accuracy, completeness or fairness of, such third‑party information and refers the reader to the public reports filed by the operators for information regarding those properties.

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

We manage our business under two segments:

Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of June 30, 2017, we owned stream interests on four producing properties and two development stage properties.  Our stream interests accounted for approximately 71% and 66% of our total revenue for the fiscal years ended June 30, 2017 and 2016, respectively.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests—Royalties are non‑operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2017, we owned royalty interests on 35 producing properties, 18 development stage properties and 135 exploration stage properties, of which we consider 52 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 29% and 34% of our total revenue for the fiscal years ended June 30, 2017 and 2016, respectively.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold, LLC joint venture (“Peak Gold JV”), we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

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

As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2017 were as follows:

(1)	Our revenue increased 23% to $440.8 million, compared to $359.8 million during fiscal year 2016;
(2)	We amended the terms of our Mount Milligan stream agreement upon Centerra Gold Inc.’s (“Centerra”) acquisition of Thompson Creek Metals Inc. (“Thompson Creek”);
(3)	We acquired additional royalty interests at Cortez;
(4)	We made the final commitment payments as part of our stream agreements at Rainy River and Wassa and Prestea and have no additional funding requirements as of June 30, 2017;
(5)	We expanded our revolving credit facility to $1 billion from $650 million; and
(6)

We increased our calendar year dividend to $0.96 per basic share, which is paid in quarterly installments throughout calendar year 2017.  This represents a 4.3% increase compared with the dividend paid during calendar year 2016.

Certain Definitions

Dollar or “$”:  Unless we have indicated otherwise, or the context otherwise requires, references in this Annual Report on Form 10‑K to “$” or “dollar” are to the currency of the United States.  We refer to Canadian dollars as C$.

Gold equivalent ounces (GEOs):  GEOs are calculated as Royal Gold’s revenue divided by the average gold price for the period.

Gross smelter return (GSR) royalty:  A defined percentage of the gross revenue from a resource extraction operation, less, if applicable, certain contract‑defined costs paid by or charged to the operator.

Metal stream:  A purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.

Mineralized material:  That part of a mineral system that has potential economic significance, but is not included in the proven and probable reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based on such work have been resolved.

Net revenue:  Net revenue is calculated as Royal Gold’s Revenue minus Cost of sales.

Net smelter return (NSR) royalty:  A defined percentage of the gross revenue from a resource extraction operation less a proportionate share of incidental transportation, insurance, refining and smelting costs.

Net value royalty (NVR):  A defined percentage of the gross revenue from a resource extraction operation less certain contract‑defined costs.

Probable reserves:  Ore reserves for which the quantity and grade are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable reserves, although lower than that for proven reserves, is high enough to assume geological continuity between points of observation.

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

Payable metal:  Ounces or pounds of metal in concentrate after deduction of a percentage of metal in concentrate by a third‑party smelter pursuant to smelting contracts.

Reserve:  That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Royalty:  The right to receive a percentage or other denomination of mineral production from a mining operation.

Ton:  A unit of weight equal to 2,000 pounds or 907.2 kilograms.

Tonne:  A unit of weight equal to 2,204.6 pounds or 1,000 kilograms.

Fiscal 2017 Business Developments

Please refer to Item 7, MD&A, for discussion on recent liquidity and capital resource developments.

Mount Milligan Stream Amendment

On October 20, 2016, Centerra and Thompson Creek completed the Plan of Arrangement (the “Arrangement”) previously announced on July 5, 2016, pursuant to which Centerra acquired all of the issued and outstanding common shares of Thompson Creek.  RGLD Gold AG’s (“RGLD Gold”) streaming interest at Mount Milligan was amended (the “amendment”) concurrently with the closing of the Arrangement.

Under the terms of the amendment, RGLD Gold’s 52.25% gold stream at Mount Milligan was amended to a 35% gold stream and an 18.75% copper stream.  RGLD Gold will continue to pay the lesser of $435 per ounce of gold delivered or the prevailing market price when purchased and will pay 15% of the spot price per metric tonne of copper delivered.

Mount Milligan gold in concentrate that was in transit prior to October 20, 2016 was delivered to RGLD Gold under the previous 52.25% gold stream.  Under the terms of both the original and amended agreements, there is a maximum of five months between concentrate shipment and final settlement.  Accordingly, RGLD Gold began receiving gold and copper deliveries reflecting the amended stream agreement in April 2017.

In connection with the amendment, RGLD Gold’s first ranking security over 52.25% of gold produced from the Mount Milligan assets was amended to provide for first ranking security over 35% of produced gold and 18.75% of produced copper.  RGLD Gold’s other existing security over the Mount Milligan assets remains unaffected.

Acquisition of Additional Royalty Interests at Cortez

On September 19, 2016, Royal Gold, through its wholly-owned subsidiary, Denver Mining Finance Company, Inc., acquired a 3.75% NVR covering a significant area of Barrick Gold Corporation’s (“Barrick”) Cortez mine, including the Crossroads deposit, from a private party seller for total consideration of $70 million.  With this acquisition, Royal Gold’s interests at Cortez Crossroads now comprise a 4.52% NVR and a 5% sliding-scale GSR royalty at current gold prices.  Royal Gold’s interests on production from the Pipeline and South Pipeline deposits as well as portions of the Gap deposit now comprise a 4.91% NVR and a 5.71% GSR royalty at current gold prices.

As of December 31, 2016, proven and probable reserves subject to Royal Gold’s interests at Cortez were estimated at 3.6 million ounces of gold, including approximately 2.7 million gold ounces at Crossroads.  Waste stripping at Crossroads is underway and production is expected to begin in calendar 2018.

Our Operational Information

Reportable Segments, Geographical and Financial Information

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long‑lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of June 30, 2017			As of June 30, 2016
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$852,035	$221,618	$1,073,653	$809,692	$228,566	$1,038,258
Dominican Republic	543,256	—	543,256	588,502	—	588,502
Chile	348,778	453,369	802,147	369,896	453,629	823,525
Africa	123,760	572	124,332	88,596	697	89,293
Mexico	—	105,889	105,889	—	118,899	118,899
United States	—	168,378	168,378	—	102,385	102,385
Australia	—	37,409	37,409	—	42,547	42,547
Other	12,030	25,162	37,192	12,029	32,649	44,678
Total	$1,879,859	$1,012,397	$2,892,256	$1,868,715	$979,372	$2,848,087

The Company’s revenue, costs of sales and net revenue by reportable segment for our fiscal years ended June 30, 2017, 2016 and 2015 are geographically distributed as shown in the following table:

	Fiscal Year Ended June 30, 2017			Fiscal Year Ended June 30, 2016
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$136,736	$45,954	$90,782	$125,755	$47,417	$78,338
Dominican Republic	91,589	27,191	64,398	39,684	11,625	28,059
Chile	60,251	9,037	51,214	49,243	7,280	41,963
Africa	25,435	5,083	20,352	23,346	4,657	18,689
Total streams	$314,011	$87,265	$226,746	$238,028	$70,979	$167,049

Royalties:
Mexico	$41,945	$—	$41,945	$35,267	$—	$35,267
United States	35,282	—	35,282	35,483	—	35,483
Canada	23,208	—	23,208	30,676	—	30,676
Australia	12,943	—	12,943	10,462	—	10,462
Africa	3,131	—	3,131	1,868	—	1,868
Chile	1,648	—	1,648	84	—	84
Other	8,646	—	8,646	7,922	—	7,922
Total royalties	$126,803	$—	$126,803	$121,762	$—	$121,762
Total streams and royalties	$440,814	$87,265	$353,549	$359,790	$70,979	$288,811

	Fiscal Year Ended June 30, 2016			Fiscal Year Ended June 30, 2015
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$125,755	$47,417	$78,338	$94,104	$33,450	$60,654
Chile	49,243	7,280	41,963	—	—	—
Dominican Republic	39,684	11,625	28,059	—	—	—
Africa	23,346	4,657	18,689	—	—	—
Total streams	$238,028	$70,979	$167,049	$94,104	$33,450	$60,654
Royalties:
United States	$35,483	$—	$35,483	$42,675	$—	$42,675
Mexico	35,267	—	35,267	43,008	—	43,008
Canada	30,676	—	30,676	37,496	—	37,496
Australia	10,462	—	10,462	8,494	—	8,494
Africa	1,868	—	1,868	3,075	—	3,075
Chile	84	—	84	39,508	—	39,508
Other	7,922	—	7,922	9,659	—	9,659
Total royalties	$121,762	$—	$121,762	$183,915	$—	$183,915
Total streams and royalties	$359,790	$70,979	$288,811	$278,019	$33,450	$244,569

Please see “Operations in foreign jurisdictions or other sovereign jurisdictions are subject to many risks, which could decrease our revenues,” under Part I, Item 1A, Risk Factors, of this report for a description of the risks attendant to foreign operations.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver and copper, together with the amounts of production from our producing stage stream and royalty interests.  During the fiscal year ended June 30, 2017, Royal Gold derived approximately 93% of its revenue from precious metals (including 85% from gold and 8% from silver), 5% from copper and 2% from other minerals.  The price of gold, silver, copper and other metals have fluctuated widely in recent years.  The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and significant declines in the price of gold, silver or copper could have a material and adverse effect on the Company’s results of operations and financial condition.

Competition

The mining industry in general and streaming and royalty segments in particular are competitive.  We compete with other streaming and royalty companies, mine operators, and financial buyers in efforts to acquire existing royalty interests, and with the lenders, investors, and streaming and royalty companies providing financing to operators of mineral properties in our efforts to create new streaming and royalty interests.  Our competitors in the lending and mining business may be larger than we are and may have greater resources and access to capital than we have.  Key competitive factors in the stream and royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

Regulation

Operators of the mines that are subject to our stream and royalty interests must comply with numerous environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, Ghana, Mexico, the Dominican Republic and other countries where we hold interests. Although we are not responsible as a stream or royalty interest owner for ensuring compliance with these laws and regulations, failure by the operators of the mines on which we have stream and royalty interests to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages and civil and criminal penalties on the operators.

Corporate Information

We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202. Our telephone number is (303) 573‑1660.

Available Information

Royal Gold maintains a website at www.royalgold.com. Royal Gold makes available, free of charge, through the Investor Relations section of its website, its Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our SEC filings are available from the SEC’s website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically.  These reports, proxy statements and other information may also be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1‑800‑SEC‑0330 for further information on the operation of the Public Reference Room.  The charters of Royal Gold’s key committees of the Board of Directors and Royal Gold’s Code of Business Conduct and Ethics are also available on the Company’s website.  Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department at (303) 573‑1660.  The information on the Company’s website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Company Personnel

We currently have 23 employees, 17 located in Denver, Colorado and the remainder located in our Zug, Switzerland, Vancouver, Canada, and Toronto, Canada offices.  Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our employee relations to be good.

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

Risks Related to our Business

Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our stream and royalty interests and may reduce our revenues. Certain contracts governing our stream and royalty interests have features that may amplify the negative effects of a drop in metals prices.

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

Volatility in gold, silver, copper and nickel prices is demonstrated by the annual high and low prices for those metals as reported by, in the case of gold and silver, the London Bullion Market Association, and in the case of copper and nickel, the London Metal Exchange, over the past decade:

	Gold		Silver		Copper		Nickel
	($/ounce)		($/ounce)		($/pound)		($/pound)
Calendar Year	High	Low	High	Low	High	Low	High	Low
2007 - 2008	$1,011	$608	$20.92	$8.88	$4.08	$1.26	$23.41	$4.00
2009 - 2010	$1,421	$810	$30.70	$10.51	$4.42	$1.38	$12.52	$4.27
2011 - 2012	$1,895	$1,319	$48.70	$26.16	$4.60	$3.08	$13.17	$6.89
2013 - 2014	$1,694	$1,142	$32.23	$15.28	$3.74	$2.86	$9.62	$5.97
2015	$1,292	$1,049	$18.23	$13.71	$2.92	$2.05	$7.01	$3.70
2016	$1,366	$1,077	$20.71	$13.58	$2.69	$1.96	$5.32	$3.50
2017 to-date (August 1, 2017)	$1,294	$1,151	$18.56	$15.95	$2.93	$2.48	$5.01	$3.95

Declines in market prices for gold, silver, copper, nickel and certain other metals such as those experienced during our fiscal year 2016 and first half of fiscal 2017, decreased our revenues. Declines in market prices could cause an operator to reduce, suspend or terminate production from an operating project or construction work at a development project, which may result in a temporary or permanent reduction or cessation of revenue from those projects, and we might not be able to recover the initial investment in our stream and royalty interests. Our streaming agreements provide us the right to purchase metals either at a fixed price per ounce or a specified percentage of the spot price. Our margin between the price at which we can purchase metals pursuant to streaming agreements and the price at which we sell metals in the market will vary as metal prices vary; in the event of metal price declines, we would generate lower cash flow or earnings, or possibly losses. Further, our sliding‑scale royalties, such as Cortez, Holt, Mulatos and other properties, amplify the effect of declines in market prices for metals because when these prices fall below certain thresholds in a sliding‑scale royalty, a lower royalty rate will apply. A price decline may result in a material and adverse effect on our business, results of operations and financial condition.

Price fluctuations between the time that decisions about development and construction of a mine are made and the commencement of production can have a material adverse effect on the economics of a mine and can eliminate or have a material adverse impact on the value of stream and royalty interests on the property.

Where gold and silver are produced as co-product or by‑product metals at the properties where we hold stream and royalty interests, such as at Mount Milligan and Andacollo, respectively, an operator’s production decisions and the economic cut‑off applied to its reporting of gold and silver reserves and resources may be influenced by changes in the commodity prices of the principal metals produced at the mines.

Moreover, certain agreements governing our royalty interests, such as those relating to our royalty interests in the Robinson, Peñasquito and Voisey’s Bay properties, are based on the operator’s concentrate sales to smelters, which include price adjustments between the operator and the smelter based on metals prices at a later date, typically three to five months after shipment to the smelter. In such cases, our payments from the operator include a component of these later price adjustments, which can result in decreased revenue in later periods if metals prices have fallen.

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

Although we generally are not required to pay capital costs (except for transactions where we finance mine development or actively fund or participate in exploration) on projects on which we hold stream or royalty interests, our financial results are indirectly subject to hazards and risks normally associated with developing and operating mining properties where we hold stream and royalty interests. Some of these risks include:

•insufficient ore reserves;

•increases in production or capital costs incurred by operators or third parties that may impact the amount of reserves available to be mined, cause an operator to delay or curtail mining development and operations, or render mining of ore uneconomical and cause an operator to close operations;

•declines in the price of gold, silver, copper, nickel and other metals;

•mine operating and ore processing facility problems;

•economic downturns and operators’ insufficient financing;

•default by an operator on its obligations to us or its creditors;

•insolvency, bankruptcy or other financial difficulty of the operator;

•significant permitting, environmental and other regulatory requirements and restrictions and any changes in those regulations or their enforcement;

•challenges by non‑mining interests to existing permits and mining rights, and to applications for permits and mining rights;

•opposition by local communities, indigenous populations and non‑governmental organizations;

•community or civil unrest;

•labor shortage of miners, geologists and mining experts, changes in labor laws, increased labor costs, and labor disputes, strikes or work stoppages at mines;

•unavailability of mining, drilling and related equipment;

•unanticipated geological conditions or metallurgical characteristics;

•unanticipated ground or water conditions;

•pit wall or tailings dam failures or any underground stability issues;

•fires, explosions and other industrial accidents;

•environmental hazards and natural catastrophes such as floods, earthquakes or inclement or hazardous weather conditions;

•injury to persons, property or the environment;

•the ability of operators to maintain or increase production or to replace reserves as properties are mined;

•potential increased operating costs arising from climate change initiatives and their impact on energy and other costs in the U.S. and foreign jurisdictions;

•uncertain domestic and foreign political and economic environments; and

•changes in laws or regulations, including changes implemented by new political administrations.

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

Our investments in the Mount Milligan, Andacollo, Pueblo Viejo, Wassa and Prestea and Peñasquito properties generated approximately $340.7 million in revenue in fiscal year 2017, or nearly 77% of our revenue for the period. We expect these properties and others to be important to us in fiscal year 2018 and beyond. Any adverse development affecting the operation of or production from any of these properties could have a material adverse effect on our results of operations, cash flows and financial condition. Any adverse decision made by the operators, such as changes to mine plans, production schedules, metallurgical processes or royalty calculation methodologies, may materially and adversely impact the timing and amount of revenue that we receive.

Problems concerning the existence, validity, enforceability, terms or geographic extent of our stream and royalty interests could adversely affect our business and revenues, and our interests may similarly be materially and adversely impacted by change of control, bankruptcy or the insolvency of operators.

Defects in or disputes relating to the stream and royalty interests we hold or acquire may prevent us from realizing the anticipated benefits from these interests, and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Material changes could also occur that may adversely affect management’s estimate of the carrying value of our stream and royalty interests and could result in impairment charges. While we seek to confirm the existence, validity, enforceability, terms and geographic extent of the stream and royalty interests we acquire, there can be no assurance that disputes or other problems concerning these and other matters or other problems will not arise. Confirming these matters is complex and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property and to the documents reflecting the stream or royalty interest. Similarly, stream and royalty interests in many jurisdictions are contractual in nature, rather than interests in land, and therefore may be subject to change of control, bankruptcy or insolvency of operators, and our stream or royalty interests could be materially restricted or set aside through judicial or administrative proceedings. We often do not have the protection of security interests that could help us recover all or part of our investment in a stream or royalty interest.

We have limited access to data and disclosure regarding the operation of the properties on which we have stream and royalty interests, which may limit our ability to assess the performance of a stream or royalty interest.

Although certain agreements governing our stream and royalty interests require the operators to provide us the right to receive production, operating and other information, we do not have the contractual right to receive such information for all of our interests. As a result, we may have limited access to data about the operations and the properties themselves, which could affect our ability to assess the performance of a stream or royalty interest. This could result in delays in, or reductions of, our cash flow from the amounts that we anticipate based on the stage of development of or production from the properties which could have an adverse impact on our results of operations and financial condition.

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

The failure of any of our principal properties to produce anticipated revenues on schedule or at all would have a material adverse effect on our asset carrying values and potentially our business, results of operations, financial condition or the other benefits we expect to realize from the acquisition of stream and royalty interests. For example, we experienced a write‑down of $75.7 million for the Phoenix Gold mining project in the third quarter of fiscal 2016 after examining updated technical reports prepared by Rubicon, the operator of the mining project.

Further, as mines on which we have stream and royalty interests mature, we can expect overall declines in production unless operators are able to replace reserves that are mined through mine expansion or successful new exploration. There can be no assurance that the operators of properties where we hold stream and royalty interests will be able to maintain or increase production or replace reserves as they are mined.

Operators may interpret our stream and royalty interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights.

Our stream and royalty interests generally are subject to uncertainties and complexities arising from the application of contract and property laws in the jurisdictions where the mining projects are located. Operators and other parties to the agreements governing our stream and royalty interests may interpret our interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights. We may or may not be successful in enforcing our contractual rights, and our revenues relating to any challenged stream or royalty interests may be delayed, curtailed or eliminated during the pendency of any such dispute or in the event our position is not upheld, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. Disputes could arise challenging, among other things, methods for calculating the stream or royalty interest, various rights of the operator or third parties in or to the stream or royalty interest or the underlying property, the obligations of a current or former operator to make payments on stream and royalty interests, and various defects or ambiguities in the agreement governing a stream and royalty interest.

For example, in December 2014, the Labrador Nickel Royalty Limited Partnership (“LNRLP”), of which the Company is the indirect majority owner, amended its October 2009 statement of claim against Vale and certain subsidiaries of Vale. LNRLP alleges that Vale has been calculating LNRLP’s 3% NSR royalty on nickel, copper and cobalt produced from the Voisey’s Bay mine incorrectly since production began in late 2005 and that Vale has breached its contractual duties of good faith and honest performance. One of the claims asserted by LNRLP relates to Vale’s calculation of the royalty since Vale began processing nickel concentrates from Voisey’s Bay at its new Long Harbour hydrometallurgical plant. Vale currently deducts full Long Harbour operating costs, depreciation and cost of capital from actual proceeds when calculating the net smelter return royalty, which has had the effect of reducing or eliminating royalty payments to LNRLP. Royal Gold strongly disagrees with Vale’s position that full operating costs, depreciation and cost of capital are permissible net smelter return deductions pursuant to the royalty agreement and is aggressively pursuing its legal remedies. For fiscal 2015, the Voisey’s Bay royalty comprised 6% of our revenue. We did not recognize any revenue from Vale for the fourth quarter of fiscal 2016, and the Voisey’s Bay royalty contributed only 3% of our total revenue for fiscal 2016.  LNRLP recognized no revenue from Vale during fiscal 2017.

Potential litigation affecting the properties that we have stream and royalty interests in could have a material adverse effect on us.

Potential litigation may arise between the operators of properties on which we have stream and royalty interests and third parties. For example, Barrick’s Pascua‑Lama mining project has been the subject of litigation by local farmers and indigenous communities alleging that the project’s water management system is not in compliance with environmental permits and that the project has damaged glaciers located in the Pascua‑Lama project area. As a holder of stream and royalty interests, we generally will not have any influence on litigation such as this and generally will not have access to non‑public information concerning such litigation. Any such litigation that results in the reduction, suspension or termination of a project or production from a property, whether temporary or permanent, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We may enter into acquisitions or other material transactions at any time.

In the ordinary course of business, we engage in a continual review of opportunities to acquire existing stream and royalty interests, to establish new streams and royalties on operating mines, to create new stream and royalty interests through financing mine development or exploration, or to acquire companies that hold stream and royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial, legal and other confidential information, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes. We also consider obtaining debt commitments for acquisition financing. In the event that we choose to raise debt capital to finance any acquisition, our leverage may be increased. We also could issue common stock to fund our acquisitions. Issuances of common stock could dilute existing stockholders and may reduce some or all of our per share financial measures.

Any such acquisition could be material to us. All transactions include risks associated with our ability to negotiate acceptable terms with counter-parties and financiers.  In addition, any such acquisition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located and other risks discussed in this Annual Report on Form 10-K. There can be no assurance that any acquisitions completed will ultimately benefit the Company.

In addition, we may consider opportunities to restructure our stream or royalty interests where we believe such restructuring would provide a long‑term benefit to the Company, though such restructuring may reduce near‑term revenues or result in the incurrence of transaction‑related costs. We could enter into one or more acquisition or restructuring transactions at any time.

We may be unable to successfully acquire additional stream or royalty interests at appropriate valuations.

Our future success largely depends upon our ability to acquire stream and royalty interests at appropriate valuations, including through royalty, stream and corporate acquisitions and other financing transactions. Most of our revenues are derived from stream and royalty interests that we acquire or finance. There can be no assurance that we will be able to identify and complete the acquisition of such stream and royalty interests or businesses that own desirable interests, at reasonable prices or on favorable terms, or, if necessary, that we will have or be able to obtain sufficient financing on reasonable terms to complete such acquisitions. Economic volatility, credit crises, or severe declines in market prices for gold, silver, copper, nickel and certain other metals, could adversely affect our ability to obtain debt or equity financing for acquisitions. In addition, changes to tax rules, accounting policies, or the treatment of stream interests by ratings agencies could make royalties, streams or other investments by the Company less attractive to counterparties. Such changes could adversely affect our ability to acquire new stream or royalty interests.

We also have competitors that are engaged in the acquisition of stream and royalty interests and companies holding such interests, including competitors with greater financial resources, and we may not be able to compete successfully against these companies in new acquisitions. If we are unable to successfully acquire additional stream or royalty interests, the reserves subject to our stream and royalty interests may decline as the producing properties on which we have such stream and royalty interests are mined or payment or production caps on certain of our royalty interests are met. We also may experience negative reactions from the financial markets or operators of properties on which we seek stream and royalty interests if we are unable to successfully complete acquisitions of such interests or complete them at satisfactory rates of return. Each of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We depend on our operators for the calculation of payments of our stream and royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments.

The deliveries and payments under our stream and royalty interests are calculated by the operators of the properties on which we have stream and royalty interests based on their reported production. Each operator’s calculation of deliveries and payments is subject to and dependent upon the adequacy and accuracy of its production and accounting functions, and, given the complex nature of mining and ownership of mining interests, errors may occur from time to time in the allocation of production and the various other calculations made by an operator. Any of these errors may render such calculations inaccurate. Certain agreements governing our stream and royalty interests require the operators to provide us with production and operating information that may, depending on the completeness and accuracy of such information, enable us to detect errors in deliveries under metal streams and in the calculation of payments of royalties. We do not, however, have the contractual right to receive production information for all of our royalty interests.  As a result, our ability to detect payment errors through our stream and royalty monitoring program and its associated internal controls and procedures is limited, and the possibility exists that we will need to make retroactive revenue adjustments. Some contracts governing our stream and royalty interests provide us the right to audit the operational calculations and production data for the associated stream deliveries and royalty payments; however, such audits may occur many months following our recognition of the revenue and we may be required to adjust our revenue in later periods, which could require us to restate our financial statements.

Development and operation of mines is very capital intensive and any inability of the operators of properties where we hold stream and royalty interests to meet liquidity needs, obtain financing or operate profitably could have material adverse effects on the value of and revenue from our stream and royalty interests.

If operators of properties where we hold stream and royalty interests do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, the operator may curtail, delay or cease development or operations at a mine site, or enter into bankruptcy proceedings.  An operator’s ability to raise and service sufficient capital may be affected by, among other things, macroeconomic conditions, future commodity prices of metals to be mined, or further economic volatility in the U.S. and global financial markets as has been experienced in recent years. If certain of the operators of the properties on which we have stream and royalty interests suffer these material adverse effects, then our interests, including the value of and revenue from them, and the ability of operators to obtain debt or equity financing for the exploration, development and operation of their properties may be materially adversely affected.

Certain of the agreements governing our stream and royalty interests contain terms that reduce or cap the revenues generated from the interests.

Revenue from some of our stream and royalty interests will stop or decrease after threshold production, delivery or payment milestones are achieved. For example, our gold stream at Pueblo Viejo decreases from 7.5% of Barrick’s interest in gold produced at Pueblo Viejo to 3.75% after 990,000 ounces of gold have been delivered. Similarly, our silver stream at Pueblo Viejo decreases from 75% of Barrick’s interest in silver produced at Pueblo Viejo to 37.50% after 50.00 million ounces of silver have been delivered. Our streams at Wassa and Prestea, Andacollo, Rainy River and other properties are subject to similar limitations, and therefore current production and revenue results from our interests may not be indicative of future results.

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

The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause a revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold, silver, copper, nickel or other metals also may render reserves or mineralized material containing relatively lower ore grades uneconomical to exploit. Changes in operating costs and other factors including short‑term operating factors, the processing of new or different ore grades, geotechnical characteristics and metallurgical recovery, may materially and adversely affect reserves.

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

If title to mining claims, concessions, licenses or leases from governments on mine properties is not properly maintained by the operators, or is successfully challenged by third parties, our stream and royalty interests could be found to be invalid.

Our business includes the risk that operators of mining projects and holders of mining claims, tenements, concessions, mining licenses or other interests in land and mining rights may lose their exploration or mining rights, or have their rights to mining properties contested by private parties or the government. Internationally, mining tenures are subject to loss for many reasons, including expiration, failure of the holder to meet specific legal qualifications, failure to pay maintenance fees or meet expenditure or work requirements, reduction in geographic extent upon passage of time or upon conversion from an exploration tenure to a mining tenure, failure of title and similar risks. If title to mining claims or other mining tenures subject to our stream and royalty interests have not been properly established or not properly maintained, or are successfully contested, our stream and royalty interests could be adversely affected.

Operations in foreign countries or other sovereign jurisdictions are subject to many risks, which could decrease our revenues.

We derived approximately 92% of our revenues from foreign sources during fiscal year 2017, compared to approximately 90% in fiscal year 2016 and approximately 85% in fiscal year 2015. Our principal producing stream and royalty interests on properties outside of the United States are located in Canada, Chile, the Dominican Republic, Ghana and Mexico. We currently have stream and royalty interests in mines and projects in other countries, including Argentina, Australia, Bolivia, Brazil, Burkina Faso, Guatemala, Honduras, Macedonia, Nicaragua, Peru, Russia, Spain and Tunisia. Various indigenous peoples may be recognized as sovereign jurisdictions and may enforce their own laws and regulations within the United States, Canada and other countries. In addition, future acquisitions may expose us to new jurisdictions. Our foreign activities are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, such things as:

•expropriation or nationalization of mining property in foreign countries;

•seizure of mineral production;

•exchange and currency controls and fluctuations;

•limitations on foreign exchange and repatriation of earnings;

•increased foreign taxation or imposition of new or increased mining royalty interests;

•restrictions on mineral production and price controls;

•import and export regulations, including restrictions on the export of gold, silver, copper, nickel or other metals;

•changes in legislation and government policies, including changes related to taxation, royalty interests, imports, exports, duties, currency, foreign ownership, foreign trade, foreign investment and changes in response to U.S. laws or foreign policies;

•changes in economic, trade, diplomatic and other relationships between countries, and the effect on global and economic conditions, the stability of global financial markets, and the ability of key market participants to operate in certain financial markets;

•high rates of inflation;

•labor practices and disputes;

•enforcement of unfamiliar or uncertain foreign real estate, mineral tenure, contract, water use, mine safety and environmental laws and policies;

•challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of regulatory authorities, indigenous populations, non‑governmental organizations or other third parties;

•renegotiation, nullification or forced modification of existing contracts, licenses, permits, approvals, concessions or the like;

•war, crime, terrorism, sabotage, civil unrest and uncertain political and economic environments;

•corruption;

•exposure to liabilities under anti‑corruption and anti‑money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions to which we, but not necessarily our competitors, may be subject;

•suspension of the enforcement of creditors’ rights and stockholders’ rights; and

•loss of access to government controlled infrastructure, such as roads, bridges, rails, ports, power sources and water supply.

In addition, many of our operators are organized outside of the United States. Our stream and royalty interests may be subject to the application of foreign laws to our operators, and their stockholders, including laws relating to foreign ownership structures, corporate transactions, creditors’ rights, bankruptcy and liquidation. Foreign operations also could be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

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

Various international and national, state and provincial laws, rules, regulations and other practices relate to the rights of indigenous peoples. Some of the properties where we hold stream and royalty interests are located in areas presently or previously inhabited or used by indigenous peoples. Many of these laws impose obligations on governments to respect the rights of indigenous people. Some mandate that governments consult with indigenous people regarding government actions which may affect indigenous people, including actions to approve or grant mining rights or permits. One or more groups of indigenous people may oppose continued operation, further development, or new development of the properties where we hold stream and royalty interests. Such opposition may be directed through legal or administrative proceedings or protests, roadblocks or other forms of public expression, and claims and protests of indigenous peoples may disrupt or delay activities of the operators of the properties. For example, the Pascua‑Lama and El Morro projects have been challenged by Chilean indigenous groups and other third parties. During the fourth calendar quarter of 2013, Barrick suspended construction activities at the Pascua‑Lama project, except for those activities required for environmental and regulatory compliance, as discussed further in Part I, Item 2, Properties under the heading “Pascua‑Lama Project (Region III, Chile)” in this Annual Report on Form 10‑K. Similarly, construction activities at the El Morro project were suspended during the same period.

Changes in mining taxes and royalties payable to governments could decrease our revenues.

Changes in mining and tax laws in any of the United States, Canada, Chile, the Dominican Republic, Ghana, Mexico or any other country in which we have stream and royalty interests in mines or projects could affect mine development and expansion, significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, increase the cost of holding mining tenures or impose additional taxes on mining operations, all of which could adversely affect our revenue from such properties. A number of properties where we hold royalty interests are located on U.S. public lands that are subject to federal mining and other public land laws. In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872, and other laws, which govern the creation, maintenance and possession of mining claims and related activities on public lands in the United States. Congress also has recently considered bills, which if enacted, would impose a royalty payable to the government on hardrock production, increase land holding fees, impose federal reclamation fees and financial assurances, impose additional environmental operating standards and afford greater public involvement and regulatory discretion in the mine permitting process. Such legislation, if enacted, or similar legislation in other countries, could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations, and could materially and adversely affect mine operators and our revenue.

Changes in United States tax legislation or our plans regarding our foreign earnings could adversely impact our business.

We are subject to income taxes in the United States and various foreign jurisdictions. Currently, the majority of our revenue is generated from stream and royalty interests located outside the United States. Present U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings for one of our non‑U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of that subsidiary.  The U.S. government has proposed various international tax measures, some of which, if enacted into law, would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non‑United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are enacted in current or future years, they could have a negative impact on our financial position and results of operations.

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

The mining industry is subject to environmental risks in the U.S. and in the foreign jurisdictions where our interests are located, including risk associated with climate change.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials needed for operations, particularly water and power. In addition, concerns with regard to climate change in the United States and abroad have resulted in international, national and local treaties, legislation and initiatives that affect mineral exploration and production, including those intended to reduce industrial emissions and increase energy efficiency. Compliance with all such laws and regulations, treaties and initiatives (“Laws”) could increase permitting requirements, result in stricter standards and enforcement, and require significant increases in capital expenditures and operating costs by operators of properties subject to our interests. Further, breach of a Law may result in the imposition of fines and penalties or other adverse impacts on operators and their properties, which may be material. If an operator is forced to incur significant costs to comply with Laws or becomes subject to related restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access power, water or other raw materials necessary to operate a mine, or if the costs to comply with Laws materially increased the capital or operating costs on the properties where we hold streams and royalties, our revenues could be reduced, delayed or eliminated. These risks are most salient with regard to our development stage properties where permitting may not be complete and/or where new legislation and regulation could lead to delays, interruptions and significant unexpected cost burdens for mine operators. For example, Argentina passed a federal glacier protection law in 2010 that could restrict mining activities in areas on or near the nation’s glaciers. We have royalties on the Chilean side of the Pascua‑Lama project, which straddles the border between Chile and Argentina and the glacier law, could impact some aspects of the design, development and operation of the project. Further, to the extent that we become subject to environmental liabilities for any historic period during which we owned or operated properties, or relative to our current ownership interests in the lease and underlying unpatented mining claims acquired from ECM, Inc., or the lease, unpatented mining claims and exploration activities associated with the Peak Gold JV, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.

Information systems and other technologies, including those related to our financial and operational management, are an integral part of our business activities. Network and information systems‑related events, such as computer hackings, cyber‑attacks, ransomware, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in damage to our property, equipment and data. These events also could result in significant expenditures to repair or replace the damaged property or information systems, reacquire access to networks and information systems, or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems, including personnel and other data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. There can be no assurance that these events and security breaches will not occur in the future or not have an adverse effect on our business.

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

Management has concluded that as of June 30, 2017, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations therein, which may be beyond our control, including, but not limited to, our dependence on operators for the calculation of royalty payments and deliveries of metal streams that translate to our revenues as discussed above in “We depend on our operators for the calculation of payments of our stream and royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments”. Given our dependence on third party calculations, there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements.

We have incurred indebtedness in connection with our business and may in the future incur additional indebtedness that could limit cash flow available for our operations, limit our ability to borrow additional funds and, if we were unable to repay our debt when due, would have a material adverse effect on our business, results of operations, cash flows and financial condition.

As of June 30, 2017, we had $370 million aggregate principal amount of our 2.875% convertible senior notes due 2019 (the “2019 Notes”) outstanding, which we incurred in June 2012. In addition, we may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. As of June 30, 2017 there was $250 million outstanding on the revolving credit facility, resulting in $750 million of available revolver capacity. We are also subject to the risks normally associated with debt obligations, including the risk that our cash flows may be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. We may seek additional debt or equity financing in the future.

Our indebtedness could have a material adverse effect on our business, results of operations, cash flows and financial condition. For example, it could:

•increase our vulnerability to general adverse economic and industry conditions;

•require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions of stream and royalty interests, working capital, pay dividends and other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•restrict us from exploiting business opportunities;

•place us at a competitive disadvantage compared to our competitors that have less indebtedness;

•dilute our existing stockholders if we elect to issue common stock instead of paying cash in the event the holders convert the 2019 Notes, or any other convertible securities issued in the future;

•require the consent of our existing lenders to borrow additional funds, as was required in connection with the issuance of the 2019 Notes; and

•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the agreement governing our revolving credit facility contains, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long‑term best interests. Among other restrictions, the agreement governing our revolving credit facility contains covenants limiting our ability to make certain investments, consummate certain mergers, incur certain debt or liens and dispose of assets.

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

The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the NASDAQ Global Select Market were $82.84 and $55.55 for the fiscal year ended June 30, 2015, $72.04 and $24.68 for the fiscal year ended June 30, 2016 and $87.74 and $60.21 for the fiscal year ended June 30, 2017. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

•market prices of gold, silver, copper, nickel and other metals;

•Central bank interest rates;

•expectations regarding inflation;

•ability of operators to service their financial obligations, advance development projects, produce precious metals and develop new reserves;

•currency values;

•credit market conditions;

•general stock market conditions; and

•global and regional political and economic conditions.

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

We have paid a cash dividend on our common stock for each fiscal year beginning in fiscal year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors, including prevailing gold and other metal prices, economic market conditions, future earnings, cash flows, financial condition, and funding requirements for future opportunities or operations. In addition, there may be corporate law limitations or future contractual restrictions on our ability to pay dividends. If our board of directors declines or is unable to declare dividends in the future or reduces the current dividend level, our stock price could fall, and the success of an investment in our common stock would depend largely upon any future stock price appreciation. We have increased our dividends in prior years. There can be no assurance, however, that we will continue to do so or that we will pay any dividends at all.

Certain provisions of Delaware law, our organizational documents, our rights plan and the indenture governing the 2019 Notes could impede, delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions of Delaware law, our organizational documents, our rights plans and the indenture governing the 2019 Notes could make it more difficult or more expensive for a third party to acquire us, even if a change of control would be beneficial to our stockholders. By default, Delaware law prohibits, subject to certain exceptions, a Delaware corporation from engaging in any business combination with any “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a period of three years following the date that the stockholder became an interested stockholder. Additionally, our certificate of incorporation and bylaws contain provisions that could similarly delay, defer or discourage a change in control of us or our management. These provisions could also discourage a proxy contest and make it more difficult for stockholders to elect directors and take other corporate actions. Such provisions provide for the following, among other things: (i) the ability of our board of directors to issue shares of common stock and preferred stock without stockholder approval, (ii) the ability of our board of directors to establish the rights and preferences of authorized and unissued preferred stock, (iii) a board of directors divided into three classes of directors serving staggered three year terms, (iv) permitting only the chairman of the board of directors, chief executive officer, president or board of directors to call a stockholders’ meeting and (v) requiring advance notice of stockholder proposals and related information. Furthermore, we have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. This plan expires in September 2017, and an amended or new stockholder rights plan may or may not be implemented in the future. In addition, if an acquisition event constitutes a fundamental change, holders of the 2019 Notes will have the right to require us to purchase their 2019 Notes in cash. If an acquisition event constitutes a make‑whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2019 Notes in connection with such make‑whole fundamental change. These provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, which may cause the market price of our common stock to decline.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We do not own or operate the properties in which we have stream or royalty interests, except for our interest in the Peak Gold JV, and therefore much of the information disclosed in this Form 10‑K regarding these properties is provided to us by the operators.  For example, the operators of the various properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material and production estimates.  A list of our producing and development stage streams and royalties, as well their respective reserves, are summarized below in Table 1 within this Item 2.  More information is available to the public regarding certain properties in which we have stream or royalty interests, including reports filed with the SEC or with the Canadian securities regulatory agencies available at www.sec.gov or www.sedar.com, respectively.

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

Principal Producing Properties
Streams:
Andacollo 1
Mount Milligan 2
Pueblo Viejo 3
Wassa and Prestea 4
Royalties:
Cortez 5
Peñasquito 6
Principal Development Properties
Streams:
Rainy River 7
Royalties:
Pascua-Lama 8

Stream Interests

Andacollo (Region IV, Chile)

RGLD Gold owns the right to purchase 100% of the gold produced from the Andacollo copper‑gold mine until 900,000 ounces of payable gold have been delivered, 50% thereafter.  The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased.  As of June 30, 2017, approximately 90,000 ounces of payable gold have been delivered to RGLD Gold.

Andacollo is an open‑pit mine and milling operation located in central Chile, Region IV in the Coquimbo Province and is operated by Compañía Minera Teck Carmen de Andacollo (“CMCA”), a 90% owned subsidiary of Teck Resources Limited (“Teck”). The Andacollo mine is located in the foothills of the Andes Mountains approximately 1.5 miles southwest of the town of Andacollo. The regional capital of La Serena and the coastal city of Coquimbo are approximately 34 miles northwest of the Andacollo mine by road, and Santiago is approximately 215 miles south by air. Access to the mine is provided by Route 43 (R‑43) south from La Serena to El Peñon. From El Peñon, D‑51 is followed east and eventually curves to the south to Andacollo. Both R‑43 and D‑51 are paved roads.

Stream deliveries from Andacollo were approximately 47,900 ounces of gold during the fiscal year ended June 30, 2017, compared to approximately 41,700 ounces for the fiscal year ended June 30, 2016.  Teck has indicated that they expect grades to continue to gradually decline in calendar 2017 and future years, which will be largely offset by planned throughput improvements in the mill.  Teck expects production in calendar 2017 to be similar to calendar 2016.

Mount Milligan (British Columbia, Canada)

As discussed in further detail in Item 1, Business, Fiscal 2017 Business Developments, RGLD Gold owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper‑gold project in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra. The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price.

The Mount Milligan project is an open‑pit mine and is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie. The Mount Milligan project is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mount Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George.

Gold stream deliveries from Mount Milligan were approximately 96,000 ounces of gold during the fiscal year ended June 30, 2017, compared to approximately 111,000 ounces of gold during the fiscal year ended June 30, 2016.  The decrease was primarily due to the change in the gold stream rate from 52.25% to 35%, which change is further discussed in Item 1, Business, Fiscal 2017 Business Developments.

Copper stream deliveries from Mount Milligan were approximately 1,165 tonnes during the fiscal year ended June 30, 2017.  Copper stream deliveries began during our June 2017 quarter.

The secondary crusher is now fully operational and a part of the comminution circuit.  Centerra continues to evaluate the mine and mill to increase recovery and improve throughput.  They also undertook an operational review process with subject matter experts within their organization who identified several value adding projects.  When these value added projects are implemented, Centerra expects to improve recoveries, throughput and unit cost performance by the end of calendar 2017.

Pueblo Viejo (Sanchez Ramirez, Dominican Republic)

RGLD Gold owns the right to purchase 7.5% of Barrick’s interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter.  The cash purchase price for gold is 30% of the spot price of gold per ounce delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price of gold per ounce delivered thereafter. RGLD Gold also owns the right to purchase 75% of Barrick’s interest in the silver produced from the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.5% thereafter.  The cash purchase price for silver is 30% of the spot price of silver per ounce delivered until 23.1 million ounces of silver have been delivered, and 60% of the spot price of silver per ounce delivered thereafter.

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

Gold stream deliveries from Pueblo Viejo were approximately 52,600 ounces of gold during the fiscal year ended June 30, 2017, compared to approximately 42,200 ounces of gold during the fiscal year ended June 30, 2016.  For the six months ended June 30, 2017, Barrick reported higher throughput due to fewer planned autoclave shutdowns for maintenance compared to the prior calendar year.  Barrick further reported recovery rates have improved due to a change in ore type with a reduction of organic carbon content when compared to the prior calendar year.

Silver stream deliveries were approximately 1.8 million ounces of silver during the fiscal year ended June 30, 2017, compared to approximately 532,600 ounces of silver during the fiscal year ended June 30, 2016.  Silver stream deliveries to RGLD Gold began during the March 31, 2016, quarter.

Barrick reiterated their Pueblo Viejo production guidance for calendar 2017 of between 625,000 ounces and 650,000 ounces of gold.  Barrick does not provide silver guidance.

Wassa and Prestea (Western Region, Ghana)

RGLD Gold owns the right to purchase 9.25% of the gold produced from the Wassa and Prestea projects, operated by Golden Star, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production.  At that point, the stream percentage will increase to 10.5% of gold produced from the Wassa and Prestea mines until an aggregate 240,000 ounces have been delivered.  Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining term of the transaction.

The Wassa open pit mine and oxide ore mill are located near the village of Akyempim in the Wassa East District, in the Western Region of Ghana, approximately 50 miles north of Cape Coast and 93 miles west of the capital Accra.  The main access to the site is from the east, via the Cape Coast to Twifo‑Praso road, then over the combined road‑rail bridge on the Pra River.  There is also an access road from Takoradi in the south via Mpohor.  An airport at Takoradi is capable of handling jet aircraft and is serviced by several commercial flights each day.

Prestea is currently an open pit operation producing oxide ore located in the Ashanti gold district in the central eastern section of the Western Region of Ghana, approximately 6 miles south of the town of Bogoso.  Access to the property is by commercial air carrier to Accra and then by vehicle on a paved and gravel road.

Stream deliveries from Wassa and Prestea were approximately 19,900 ounces of gold during the fiscal year ended June 30, 2017, compared to approximately 21,400 ounces of gold during the fiscal year ended June 30, 2016.

On January 6, 2017, Golden Star announced commercial production at Wassa underground was achieved effective as of January 1, 2017 and that gold production from the Wassa underground operation is anticipated to continue ramping up during calendar 2017.  Golden Star further reported on August 2, 2017, the Prestea underground project, currently in development, is expected to achieve commercial production in the December 2017 quarter.  Prestea underground project is expected to produce between 25,000 and 30,000 ounces during calendar 2017.

Royalty Interests

Cortez (Nevada, USA)

Cortez is a series of large open‑pit and underground mines, utilizing mill and heap leach processing, which are operated by subsidiaries of Barrick.  The operation is located approximately 60 air miles southwest of Elko, Nevada, in Lander County.  The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Our royalty interest at Cortez applies to the Pipeline and South Pipeline deposits, part of the Gap pit and the Crossroads deposit.

The royalty interests we hold at Cortez include:

(a)

Reserve Claims (“GSR1”). This is a sliding‑scale GSR royalty for all products from an area originally known as the “Reserve Claims,” which includes the majority of the Pipeline and South Pipeline deposits. The GSR1 royalty rate is tied to the price of gold and does not include indexing for inflation or deflation.  The GSR1 royalty rate is 5.0% at a gold price of $470 per ounce and higher.

(b)

GAS Claims (“GSR2”). This is a sliding‑scale GSR royalty for all products from an area outside of the Reserve Claims, originally known as the “GAS Claims,” which encompasses approximately 50% of the Gap deposit and all of the Crossroads deposit. The GSR2 royalty rate is tied to the gold price, without indexing for inflation or deflation. The GSR2 royalty rate is 5.0% at a gold price of $470 per ounce and higher.
(c)

Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% and covers the same cumulative area as is covered by our two sliding‑scale GSR royalties, GSR1 and GSR2, except mining claims that comprise the undeveloped Crossroads deposit.

(d)

Net Value Royalty (“NVR1”). This is a fixed NVR on production from the GAS Claims located on a portion of Cortez that excludes the Pipeline open pit.  Refer to Item 1, Business, Fiscal 2017 Business Developments, for further detail on the recent acquisition of additional interests in the NVR1.  With this acquisition, Royal Gold’s interests at Cortez Crossroads now comprise a 4.52% NVR and a 5% sliding-scale GSR royalty at current gold prices.  Royal Gold’s interests on production from the Pipeline and South Pipeline deposits as well as portions of the Gap deposit now comprise a 4.91% NVR and a 5.71% GSR royalty at current gold prices.

We also own three other royalties in the Cortez area where there is currently no production and no reserves attributed to these royalty interests.

Production attributable to our royalty interest at Cortez decreased approximately 13% during our fiscal year ended June 30, 2017, when compared to the fiscal year ended June 30, 2016, which was in-line with the mine plan.  Waste stripping at Crossroads, which is subject to our NVR1 royalty interest, restarted in October 2016 and is currently ongoing.  Production from Crossroads is expected to begin in calendar 2018.

Peñasquito (Zacatecas, Mexico)

We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito open‑pit mine, located in the State of Zacatecas, Mexico, and operated by a subsidiary of Goldcorp Inc. (“Goldcorp”). The Peñasquito project is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The project, composed of two main deposits called Peñasco and Chile Colorado, hosts large gold, silver, zinc and lead reserves. The deposits contain both oxide and sulfide material, resulting in heap leach and mill processing.  There are two access routes to the site. The first is via a turnoff from Highway 54 onto the State La Pardita road, then onto the Mazapil to Cedros State road. The second access is via the Salaverna by‑pass road from Highway 54 approximately 16 miles south of Concepción del Oro. There is a private airport on site and commercial airports in the cities of Saltillo, Zacatecas and Monterrey.

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito decreased approximately 5%, 3%, 7% and 5%, respectively, during the fiscal year ended June 30, 2017, when compared to the fiscal year ended June 30, 2016.

Goldcorp expects mine grade to decline in the second half of calendar 2017, consistent with their earlier expectations. Starting late in the December 2017 quarter and through calendar 2018, Goldcorp expects to feed the mill a higher proportion of lower grade ore and stockpiled material.  The feed will then revert back to higher grade ore in calendar 2019 when the Phase 6 stripping program exposes higher grade ore in the Peñasco pit.

Goldcorp announced the Pyrite Leach Project achieved construction progress of 14% and engineering progress of 94% at the end of the June 2017 quarter.  Major procurement activities are nearing completion, material and equipment is arriving on-site and major works contractors have mobilized to site.  Earthworks activities are complete, concrete works are underway, and mechanical installation work commenced and is ramping-up.

Goldcorp also announced the Carbon Pre-flotation Project ("CPP") is being constructed, which will allow Peñasquito to process ore which was previously considered uneconomic, including significant amounts already in stockpiles.  CPP earthworks are substantially complete and the concrete works are underway.  The mechanical works contractor is mobilizing and will ramp up during the September 2017 quarter.  Goldcorp stated the project remains on budget and on schedule.

Principal Development Stage Properties

The following is a description of our principal development stage properties (listed in alphabetical order).  Reserves for our development stage properties are summarized below in Table 1 as part of this Item 2, Properties.

Pascua‑Lama Project (Region III, Chile)

We own a 0.78% to 5.45% sliding‑scale NSR royalty on the Pascua‑Lama project, which straddles the border between Argentina and Chile, and is being developed by Barrick.  The Company owns an additional royalty equivalent to 1.09% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017. The Pascua‑Lama project is located within 7 miles of Barrick’s operating Veladero mine. Access to the project is from the city of Vallenar, Region III, Chile, via secondary roads C‑485 to Alto del Carmen, Chile, and C‑489 from Alto del Carmen to El Corral, Chile.

Our royalty interests are applicable to all gold and copper production from the portion of the Pascua‑Lama project lying on the Chilean side of the border. In addition, our interest at Pascua‑Lama contains certain contingent rights and obligations. Specifically, (i) if gold prices exceed $600 per ounce for any six month period during the first 36 months of commercial production from the project, the Company would make a one‑time payment of $8.4 million; (ii) approximately 20% of the royalty is limited to 14.0 million ounces of gold produced from the project, while 24% of the royalty can be extended beyond 14.0 million ounces of gold produced for a one‑time payment of $4.4 million; and (iii) we can also increase our interest in two one‑time payments from $0.5 million to $1.5 million, which are payable by Barrick upon the achievement of certain production thresholds at Pascua‑Lama.

The sliding‑scale NSR royalty is based upon the gold price as shown in the following table:

NSR
London Bullion Market Association P.M.	Royalty
Monthly Average Price of Gold per Ounce (US$)	Percentage
less than $325	0.78%
$400	1.57%
$500	2.72%
$600	3.56%
$700	4.39%
$800 or greater	5.45%

Note: Royalty rate is interpolated between the upper and lower endpoints.

Pascua‑Lama is one of the world’s largest gold deposits with approximately 11.7 million ounces of proven and probable gold reserves subject our royalty interest, approximately 420.7 million pounds of copper contained within the gold reserves, and an expected mine life of 25 years.  Barrick expects Pascua‑Lama to produce an average of 800,000 to 850,000 ounces of gold during its first full five years of operation, which is based on the current open-pit mining plan.

In calendar 2017, Barrick anticipates expenditures of approximately $175 to $195 million for the project, primarily related to prefeasibility studies, water management and monitoring activities as part of the project's temporary suspension plan.  A decision to restart development of the project will depend on improved economics and more certainty regarding legal and permitting matters.

Barrick completed evaluation work in calendar 2016, which indicated that a modest, scalable starter project at Lama—the Argentinian portion of the Pascua-Lama project—using underground mining methods may represent the best option to begin a phased development plan for Pascua-Lama.  If successful, cash flow from Lama could be used to fund additional development on both sides of the border over time.  Barrick stated they initiated a prefeasibility study to evaluate the construction of an underground mine at Lama, on the Argentinean side of the Pascua-Lama project.  Optimization work in Chile remains underway.

On April 6, 2017, Barrick announced a strategic cooperation agreement with Shandong Gold Mining Co., Ltd (“Shandong Gold”).  As a next step, Barrick and Shandong Gold will jointly explore the potential development of Pascua-Lama, and will evaluate additional investment opportunities.

Rainy River (Ontario, Canada)

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

The Rainy River project is centered within Richardson Township in northwestern Ontario, Canada, and is being developed by New Gold Inc. (“New Gold”).  The project is approximately 40 miles northwest of Fort Frances, approximately 100 miles south of Kenora and approximately 260 miles west of Thunder Bay. The project site is easily accessible by a network of secondary all‑weather roads that branch off the well‑maintained Trans‑Canada Highways 11 and 71.

New Gold reported development activities at the Rainy River project continue to advance and the project is scheduled to transition from construction to operation during the September 2017 quarter.  The mining rate during the June 2017 quarter averaged approximately 115,000 tonnes per day, in-line with New Gold’s updated plan announced on January 30, 2017, with the mining rate averaging approximately 125,000 tonnes per day in the month of June 2017.  Commissioning of the primary crusher and conveyor system is complete, with the first crush completed on May 11, 2017, as planned.  The tailings management area corridor pipeline was completed on June 15, 2017, with the first water moved to and from the water management pond on June 20, 2017.  Installation of the mechanical, piping, electrical and instrumentation in processing facilities is approximately 97% complete.  Commissioning of the ball mill and SAG mill has started and is scheduled to be completed in August 2017.  Commissioning of the refining portion of the process circuit has commenced with dry and wet commissioning of the full circuit also scheduled for August 2017.  All key site overhead power lines, construction of the tailings pipeline corridor and have been completed.  Overall earthworks are over 85% complete and are tracking in-line with New Gold’s updated plan.

New Gold continues to work towards obtaining an amendment to Schedule 2 of the Metal Mining Effluent Regulations under the Fisheries Act (a Canadian federal statute), which is required to close two small creeks and deposit tailings.  Such amendment is now expected to be received in the fourth calendar quarter of 2017.  New Gold presently is constructing a starter tailings cell, located within the broader tailings management area that does not require a Schedule 2 amendment.  This will allow New Gold to commence operations prior to completion of the Schedule 2 amendment. Based on its location and scale, the starter cell would provide capacity for approximately six months of tailings.  In addition, New Gold has finalized the engineering design to construct the creek closures using sheet pile at the center of the portion of the dam which will cover the creeks. The purpose of this approach is both to reduce the construction time after receipt of the Schedule 2 amendment, and most importantly, to be able to complete the work regardless of weather conditions.  New Gold has met with the Ontario Ministry of Natural Resources and Forestry (“MNRF”) to review the design and has also filed its application for the required permit amendment in support of the design.  It is expected that the Ontario MNRF will complete its review of the application during the third quarter of calendar 2017.

Reserve Information

Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead, cobalt and molybdenum that are subject to our stream and royalty interests as of December 31, 2016, as reported to us by the operators of the mines.  Properties are currently in production unless noted as development (“DEV”) within the table.  The exploration royalties we own do not contain proven and probable reserves as of December 31, 2016.  Please refer to pages 29-31 for the footnotes to Table 1.

Operators’ Estimated Proven and Probable Gold Reserves

As of December 31, 2016(1)

Gold(2)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average	Gold
				Tons of	Gold	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(opt)	(M)
Bald Mountain	1.75% - 2.5% NSR(7)	Kinross	United States	18.950	0.023	0.436
Cortez (Pipeline) GSR1	0.40 - 5.0% GSR(8)	Barrick	United States	31.643	0.021	0.671
Cortez (Pipeline) GSR2	0.40 - 5.0% GSR(8)	Barrick	United States	97.961	0.030	2.970
Cortez (Pipeline) GSR3	0.71% GSR	Barrick	United States	51.346	0.018	0.946
Cortez (Pipeline) NVR1	4.91% NVR	Barrick	United States	37.805	0.018	0.693
Cortez (Pipeline) NVR1C	4.52% NVR	Barrick	United States	78.258	0.034	2.695
Gold Hill(9)	1.0 - 2.0% NSR(10)	Kinross	United States	4.897	0.016	0.080
	0.6 - 0.9% NSR(11)
Goldstrike (SJ Claims)	0.9% NSR	Barrick	United States	36.638	0.089	3.245
Hasbrouck (DEV)	1.5% NSR	West Kirkland/Clover Nevada	United States	35.616	0.017	0.588
Leeville	1.8% NSR	Newmont	United States	2.784	0.236	0.657
Marigold	2.0% NSR	Silver Standard	United States	143.205	0.012	1.728
Pinson (DEV)	3.0% NSR(12)	Waterton Precious Metals Fund	United States	7.557	0.064	0.483
	2.94% NSR(13)
Robinson	3.0% NSR	KGHM	United States	159.465	0.005	0.827
Ruby Hill	3.0% NSR	Waterton Precious Metals Fund	United States	1.726	0.014	0.024
Soledad Mountain (DEV)	3.0% NSR(14)	Golden Queen/Gauss LLC	United States	51.052	0.019	0.984
Twin Creeks	2.0% GPR	Newmont	United States	0.419	0.086	0.036
Wharf	0.0 - 2.0% NSR(15)	Coeur	United States	23.869	0.025	0.603
Back River - Goose Lake (DEV)	1.95% NSR(16)	Sabina Gold & Silver	Canada	13.623	0.184	2.503
Canadian Malartic	1.0 - 1.5% NSR(17)	Agnico Eagle/Yamana	Canada	89.792	0.030	2.692
Holt	0.00013 × quarterly avg. gold price	Kirkland Lake	Canada	4.354	0.131	0.570
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	0.011	0.124
Mount Milligan	35.0% of gold produced(18)	Centerra Gold	Canada	550.003	0.011	5.799
Rainy River (DEV)	6.5% of gold produced(19)	New Gold	Canada	114.945	0.033	3.772
Pine Cove (DEV)	7.5% NPI	Anaconda Mining	Canada	2.905	0.060	0.175
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.006	5.775
Williams	0.97% NSR	Barrick	Canada	18.349	0.052	0.952
Dolores	3.25% NSR	Pan American	Mexico	70.658	0.021	1.507
Mulatos	1.0 - 5.0% NSR(20)	Alamos	Mexico	55.110	0.034	1.884
Peñasquito(21)	2.0% NSR -Oxide	Goldcorp	Mexico	11.552	0.012	0.140
	2.0% NSR -Sulfide			649.261	0.015	9.880
Andacollo	100% of gold produced(22)	Teck	Chile	385.478	0.004	1.389
El Morro (DEV)	1.4% NSR(23)	Goldcorp	Chile	198.103	0.013	2.674
El Toqui	0.0 - 3.0% NSR(24)	Laguna Gold	Chile	2.326	0.045	0.105
Pascua-Lama (DEV)(25)	0.78 - 5.23% NSR(26)	Barrick	Chile	226.536	0.052	11.684
Don Mario	3.0% NSR	Orvana	Bolivia	0.874	0.076	0.067
Don Nicolas (DEV)	2.0% NSR	Compañía Inversora en Minas	Argentina	1.327	0.148	0.196
Pueblo Viejo	7.5% of gold produced(27)	Barrick (60%)	Dominican Republic	94.601	0.085	8.087
El Limon	3.0% NSR	B2Gold	Nicaragua	1.246	0.122	0.152
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.089	0.675
Mara Rosa (DEV)	1.0% NSR	Amarillo Gold	Brazil	20.955	0.048	0.998
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.002	0.001
Celtic/Wonder North (DEV)	1.5% NSR	Bligh Resources	Australia	1.507	0.064	0.097
Gwalia Deeps	1.5% NSR	St. Barbara	Australia	10.326	0.205	2.113
Kundip (DEV)	1.0 - 1.5% GSR(28)	ACH Minerals	Australia	3.097	0.099	0.307
Meekatharra (Nannine) (DEV)	1.5% NSR	Westgold Resources	Australia	0.149	0.048	0.007
Meekatharra (Paddy’s Flat) (DEV)	1.5% NSR	Westgold Resources	Australia	4.352	0.098	0.427
	A$10 per gold ounce produced(29)
Meekatharra (Reedys) (DEV)	1.5%. 1.5 - 2.5%. 1% NSR(30)	Westgold Resources	Australia	1.347	0.082	0.110
Meekatharra (Yaloginda)	0.45% NSR	Westgold Resources	Australia	4.359	0.009	0.041
Red Dam (DEV)	2.5% NSR	Evolution Mining	Australia	1.764	0.063	0.111
South Laverton	1.5% NSR	Saracen	Australia	9.940	0.061	0.607
Southern Cross	1.5% NSR	Shandong Tianye	Australia	10.538	0.096	1.010
Inata	2.5% GSR	Avocet	Burkina Faso	5.820	0.056	0.326
Taparko(31)	2.0% GSR	Nord Gold	Burkina Faso	5.978	0.084	0.502
Wassa and Prestea	10.5% of gold produced(32)	Golden Star Resources	Ghana	21.447	0.089	1.910

Operators’ Estimated Proven and Probable Silver Reserves

As of December 31, 2016(1)

Silver(33)
				PROVEN +		RESERVES
				PROBABLE		(3)(4)(5)
					Average	Silver
				Tons of	Silver	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(opt)	(M)
Gold Hill	1.0 - 2.0% NSR(10)	Kinross	United States	4.897	0.251	1.230
	0.6 - 0.9% NSR(11)
Hasbrouck (DEV)	1.5% NSR	West Kirkland/Clover Nevada	United States	35.616	0.297	10.569
Soledad Mountain (DEV)	3.0% NSR(14)	Golden Queen/Gauss LLC	United States	51.052	0.324	16.516
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	1.009	11.618
Rainy River (DEV)	60% Stream	New Gold	Canada	114.945	0.082	9.410
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.050	51.895
Dolores	2.0% NSR	Pan American	Mexico	70.658	0.764	54.000
Peñasquito(21)	2.0% NSR Oxide	Goldcorp	Mexico	11.552	0.658	7.600
	2.0% NSR (Sulfide)			649.261	0.876	569.070
El Toqui	0.0 - 3.0% NSR(24)	Laguna Gold	Chile	2.326	0.588	1.367
Don Mario	3.0% NSR	Orvana	Bolivia	0.874	0.173	0.151
Don Nicolas (DEV)	2.0% NSR	Compañía Inversora en Minas	Argentina	1.327	0.302	0.401
Pueblo Viejo	75% of silver produced(27)	Barrick (60%)	Dominican Republic	94.601	0.505	47.809
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.156	1.185
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.498	0.380

Operators’ Estimated Proven and Probable Base Metal Reserves

As of December 31, 2016(1)

Copper(34)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Johnson Camp (DEV)	2.5% NSR	Excelsior Mining	United States	111.200	0.295%	656.000
Robinson	3.0% NSR	KGHM	United States	159.465	0.431%	1,375.670
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.676	0.839%	11.355
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	2.010%	462.678
Mount Milligan	18.75% of copper produced(18)	Centerra Gikd	Canada	550.000	0.190%	2,059.740
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.271%	5,630.715
Voisey’s Bay	2.7% NSR	Vale	Canada	37.258	1.015%	756.494
Don Mario	3.0% NSR	Orvana	Bolivia	0.874	0.600%	10.490
El Morro (DEV)	1.4% NSR	Goldcorp	Chile	198.103	0.494%	1,959.099
Pascua-Lama (DEV)(35)	1.05% NSR	Barrick	Chile	226.536	0.090%	420.722
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	2.130%	32.466
Las Cruces	1.5% NSR	First Quantum	Spain	6.504	5.018%	652.722

Lead(36)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Peñasquito(21)	2.0% NSR (Sulfide)	Goldcorp	Mexico	649.261	0.260%	3,683.850
El Toqui	0.0 - 3.0% NSR(24)	Laguna Gold	Chile	2.326	0.594%	27.635
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.517%	7.879

Zinc(37)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Caber (DEV)	1.0% NSR	Nyrstar	Canada	0.676	8.577%	116.036
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	3.190%	734.300
Peñasquito(21)	2.0% NSR (Sulfide)	Goldcorp	Mexico	649.261	0.623%	8,927.240
El Toqui	0.0 - 3.0% NSR(24)	Laguna Gold	Chile	2.326	7.233%	336.480
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	1.921%	29.274
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	1.921%	29.274

Nickel(38)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
				Tons of	Average	Base Metal
				Ore	Base Metal	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	Grade (%)	(M)
Voisey’s Bay	2.7% NSR	Vale	Canada	37.258	2.200%	1,639.092

COBALT(39)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Voisey’s Bay	2.7% NSR	Vale	Canada	37.258	0.13%	96.871

MOLYBDENUM(40)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.018%	373.34

1.

Reserves have been reported by the operators of record as of December 31, 2016, with the exception of the following properties:  Mara Rosa – March 7, 2017; Don Mario – September 30, 2016; Southern Cross – July 24, 2016; Gwalia Deeps, Meekatharra (Nannine, Paddy's Flat, Reedys and Yaloginda), South Laverton and Peñasquito – June 30, 2016; El Toqui, Red Dam, Robinson, Taparko – December 31, 2015; Back River – August 15, 2015; Hasbrouck Mountain – June 3, 2015; El Morro, Inata, La India, Pinson, Rainy River, Ruby Hill and Soledad Mountain – December 31, 2014; Kundip – June 30, 2014; Celtic/Wonder North – November 21, 2013;  Schaft Creek – December 31, 2012;  Don Nicolas and Johnson Camp – December 31, 2011; Balcooma – June 30, 2011; Kutcho Creek – February 15, 2011; Pine Cove – June 30, 2010; and Caber – July 18, 2007.

2.

Gold reserves were calculated by the operators at the following per ounce prices: A$1,550 – Meekatharra (Nannine, Paddy's Flat, Reedys and Yaloginda) and Southern Cross; A$1,500 – South Laverton; $1,450 – Kundip; A$1,400 – Celtic/Wonder North; $1,366 – Schaft Creek; A$1,350 – Gwalia;  A$1,310 – Red Dam; $1,300 – Dolores, El Morro and Pinson; $1,250 – Back River, El Limon, Holt, Inata, La India, Marigold, Mulatos, Soledad Mountain and Wharf; $1,225 – Hasbrouck Mountain; $1,200 – Andacollo, Bald Mountain, Canadian Malartic, El Toqui, Gold Hill, Leeville, Mara Rosa, Mount Milligan, Pascua-Lama, Peñasquito, Robinson, Taparko and Twin Creeks; $1,100 – Don Mario, Don Nicolas, Ruby Hill and Wassa and Prestea; $1,000 – Cortez, Goldstrike, Pueblo Viejo and Williams; and $983 – Pine Cove.  No gold price was reported for Balcooma, Caber or Kutcho Creek.

3.

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

4.

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

5.

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
6.	“Contained ounces” or “contained pounds” do not take into account recovery losses in mining and processing the ore.
7.

NSR sliding-scale schedule (price of gold per ounce – royalty rate): Below $375 – 1.75%; >$375 to $400 – 2.0%; >$400 to $425 – 2.25%; >$425 – 2.5%. All price points are stated in 1986 dollars and are subject to adjustment in accordance with a blended index comprised of labor, diesel fuel, industrial commodities and mining machinery.

8.

GSR sliding-scale schedule (price of gold per ounce – royalty rate): Below $210 – 0.40%; $210 to $229.99 – 0.50%; $230 to $249.99 – 0.75%; $250 to $269.99 – 1.30%; $270 to $309.99 – 2.25%; $310 to $329.99 – 2.60%; $330 to $349.99 – 3.00%; $350 to $369.99 – 3.40%; $370 to $389.99 – $3.75%; $390 to $409.99 – 4.0%; $410 to $429.99 – 4.25%; $430 to $449.99 – 4.50%; $450 to $469.99 – 4.75%; $470 and higher – 5.00%.

9.	The royalty is capped at $10 million. As of June 30, 2017, royalty payments of approximately $5.1 million have been received.
10.

The 1.0% to 2.0% sliding-scale NSR royalty will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The 0.6% to 0.9% NSR sliding-scale schedule (price of gold per ounce – royalty rate): Below $300 – 0.6%; $300 to $350 – 0.7%; > $350 to $400 – 0.8%; > $400 – 0.9%. The silver royalty rate is based on the price of gold.

11.	The 0.6% to 0.9% sliding-scale NSR applies to the M-ACE claims. The operator did not break out reserves or resources subject to the M-ACE claims royalty.
12.	Royalty only applies to Section 29 which currently holds about 95% of the reserves reported for the property. An additional Cordilleran royalty applies to a portion of Section 28.
13.

Additional Rayrock royalties apply to Sections 28, 32 and 33; these royalty rates vary depending on pre-existing royalties. The Rayrock royalties take effect once 200,000 ounces of gold have been produced from open pit mines on the property. As of June 30, 2017, approximately 103,000 ounces have been produced.

14.	Royalty is capped at $300,000 plus simple interest.
15.	NSR sliding-scale schedule (price of gold per ounce – royalty rate): $0.00 to under $350 – 0.0%; $350 to under $400 – 0.5%; $400 to under $500 – 1.0%; $500 or higher – 2.0%.
16.	Goose Lake royalty applies to production above 400,000 ounces.
17.	NSR sliding-scale schedule (price of gold per ounce – royalty rate): $0.00 to $350 – 1.0%; above $350 – 1.5%.
18.

Thompson Creek will deliver 35% of gold produced and 18.75% of copper produced. The purchase price for gold is equal to the lesser of $435 per ounce delivered or the prevailing spot price and the purchase price for copper is 15% of the spot price per metric tonne delivered.

19.

New Gold will deliver: (a) gold in amounts equal to 6.50% of gold produced until 230,000 ounces have been delivered, and 3.25% of gold produced thereafter, and (b) silver in amounts equal to 60% of silver produced until 3.10 million ounces have been delivered, and 30% of silver produced thereafter, in each case at a purchase price equal to 25% of the spot price per ounce delivered.

20.

The Company’s royalty is subject to a 2.0 million ounce cap on gold production. There have been approximately 1.71 million ounces of cumulative production as of June 30, 2017. NSR sliding-scale schedule (price of gold per ounce – royalty rate): $0.00 to $299.99 – 1.0%; $300 to $324.99 – 1.50%; $325 to $349.99 – 2.0%; $350 to $374.99 – 3.0%; $375 to $399.99 – 4.0%; $400 or higher – 5.0%.

21.	Operator reports reserves by material type. The sulfide material will be processed by milling. The oxide material will be processed by heap leaching.
22.

CMCA will deliver gold in amounts equal to 100% of payable gold until 900,000 ounces have been delivered, and 50% of payable gold thereafter, subject to a fixed payable percentage of 89%, at a purchase price equal to 15% of the monthly average gold price for the month preceding the delivery date for each ounce delivered.

23.	The royalty covers approximately 30% of the La Fortuna deposit. Reserves attributable to Royal Gold's royalty represent 3/7 of Goldcorp's reporting of 70% of the total reserve.
24.

All metals are paid based on zinc prices. NSR sliding-scale schedule (price of zinc per pound – royalty rate): Below $0.50 – 0.0%; $0.50 to below $0.55 – 1.0%; $0.55 to below $0.60 – 2.0%; $0.60 or higher – 3.0%.

25.

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

26.

NSR sliding-scale schedule (price of gold per ounce - royalty rate): less than or equal to $325 – 0.78%; $400 – 1.57%; $500 – $2.72%; $600 – 3.56%; $700 – 4.39%; greater than or equal to $800 – 5.45%. Royalty is interpolated between lower and upper endpoints.

27.

Barrick will deliver: (a) gold in amounts equal to 7.50% of Barrick’s 60% interest in gold produced until 990,000 ounces have been delivered, and 3.75% of Barrick’s 60% interest in gold produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 550,000 ounces have been delivered, and 60% of the spot price per ounce delivered thereafter; and (b) silver in amounts equal to 75% of Barrick’s 60% interest in silver produced, subject to a minimum silver recovery of

70%, until 50 million ounces have been delivered, and 37.50% of Barrick’s 60% interest in silver produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce delivered thereafter.

28.	Royalty pays 1.0% for the first 250,000 ounces of production and then 1.5% for production above 250,000 ounces.
29.	The A$10 per ounce royalty applies on production above 50,000 ounces.
30.

The 1.5% to 2.5% NSR sliding-scale royalty pays at a rate of 1.5% for the first 75,000 ounces produced in any 12 month period and at a rate of 2.5% on production above 75,000 ounces during that 12 month period. The 1.0% NSR royalty applies to the Rand area only.

31.

There is a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

32.

Golden Star will deliver 9.25% of gold produced, until the earlier of (a) December 31, 2017 or (b) the date at which the Wassa and Prestea underground projects achieve commercial production, at which point Golden Star will deliver 10.5% (or 10.9% if Royal Gold’s total investment increases from $145 million to $150 million) of gold produced until 240,000 ounces have been delivered (or 250,000 ounces if the total investment increases from $145 million to $150 million), at a purchase price equal to 20% of the spot price per ounce delivered. Thereafter Golden Star will deliver 5.5% of gold produced, at a purchase price equal to 30% of the spot price per ounce delivered.

33.

Silver reserves were calculated by the operators at the following prices per ounce:   $25.96 – Schaft Creek; $25.00 – Don Nicolas; $20.00 – Gold Hill; $18.50 – Dolores; $18.00 – El Toqui and Peñasquito; $17.50 – Hasbrouck Mountain; $17.00 – Soledad; $16.50 – Don Mario; and $13.75 – Pueblo Viejo.  No silver price was reported for Balcooma or Kutcho Creek.

34.

Copper reserves were calculated by the operators at the following prices per pound:  $3.52 – Schaft Creek; $3.21 – Robinson; $3.00 – El Morro; $2.95 – Mount Milligan; $2.75 – Don Mario and Pascua Lama; $2.70 – Las Cruces; $2.61 – Voisey's Bay; and $2.50 – Johnson Camp.  No copper reserve price was reported for Balcooma, Caber or Kutcho Creek.

35.	Royalty applies to all copper production from an area of interest in Chile. Only that portion of the reserves pertaining to our royalty interest in Chile is reflected here.
36.	Lead reserve price was calculated by the operators at the following prices per pound: $0.91 – El Toqui; and $0.90 – Peñasquito. No lead reserve price was reported for Balcooma.
37.	Zinc reserve price was calculated by the operators at the following prices per pound: $0.95 – El Toqui and Peñasquito. No zinc reserve price was reported for Balcooma, Caber or Kutcho Creek.
38.	Nickel reserve price was calculated by the operator at the following price per pound: $5.79 – Voisey's Bay.
39.	Cobalt reserve price was calculated by the operator at the following price per pound: $12.70 – Voisey's Bay.
40.	Molybdenum reserve price was calculated by the operator at the following price per pound: $15.30 – Schaft Creek.

ITEM 3.   LEGAL PROCEEDINGS

Refer to Note 14 of the notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s Bay royalty.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Current Stockholders

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “RGLD” and was traded on the Toronto Stock Exchange (“TSX”) under the symbol “RGL” until July 8, 2016, when we voluntarily delisted from the TSX.  The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on NASDAQ for each quarter since July 1, 2015.

As of August 1, 2017, there were 830 stockholders of record of our common stock.

		Sales Prices
Fiscal Year:		High	Low
2017	First Quarter (July, Aug., Sept.—2016)	$87.74	$71.67
	Second Quarter (Oct., Nov., Dec.—2016)	$79.50	$60.21
	Third Quarter (Jan., Feb., Mar.—2017)	$73.16	$61.00
	Fourth Quarter (April, May, June—2017)	$81.29	$67.10

2016	First Quarter (July, Aug., Sept.—2015)	$63.99	$42.21
	Second Quarter (Oct., Nov., Dec.—2015)	$53.47	$34.42
	Third Quarter (Jan., Feb., Mar.—2016)	$53.32	$24.68
	Fourth Quarter (April, May, June—2016)	$72.04	$49.50

Dividends

We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold and other metal prices, economic market conditions and funding requirements for future opportunities or operations.

For calendar year 2017, our annual dividend is $0.96 per share of common stock.  We paid the first payment of $0.24 per share on January 20, 2017, to common stockholders of record at the close of business on January 6, 2017.  We paid the second payment of $0.24 per share on April 21, 2017, to common stockholders of record at the close of business on April 7, 2017.  We paid the third payment of $0.24 per share on July 21, 2017, to common stockholders of record at the close of business on July 7, 2017.  Subject to board approval, we anticipate paying the fourth payment of $0.24 per share on October 20, 2017, to common shareholders of record at the close of business on October 6, 2017.

For calendar year 2016, our annual dividend was $0.92 per share of common stock, paid on a quarterly basis of $0.23 per share.  For calendar year 2015, our annual dividend was $0.88 per share of common stock and exchangeable shares (for April 2015 and July 2015 dividend payments only), paid on a quarterly basis of $0.22 per share.

ITEM 6.   SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except per share data)
Revenue(1)	$440,814	$359,790	$278,019	$237,162	$289,224
Operating income	$145,942	$4,816	$87,235	$108,720	$171,167
Net income (loss)	$92,425	$(82,438)	$52,678	$63,472	$73,409
Net income (loss) available to Royal Gold common stockholders	$101,530	$(77,149)	$51,965	$62,641	$69,153
Net income (loss) per share available to Royal Gold common stockholders:
Basic	$1.55	$(1.18)	$0.80	$0.96	$1.09
Diluted	$1.55	$(1.18)	$0.80	$0.96	$1.09
Dividends declared per common share(2)	$0.95	$0.91	$0.87	$0.83	$0.75

	As of June 30,
	2017	2016	2015	2014	2013
	(Amounts in thousands)
Stream and royalty interests, net	$2,892,256	$2,848,087	$2,083,608	$2,109,067	$2,120,268
Total assets	$3,090,640	$3,069,729	$2,914,474	$2,882,316	$2,895,747
Debt	$586,170	$600,685	$313,869	$302,632	$292,669
Total liabilities	$770,376	$783,844	$503,981	$509,759	$525,111
Total Royal Gold stockholders’ equity	$2,275,377	$2,229,016	$2,353,122	$2,354,725	$2,348,887

(1)

Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 23% increase in revenue during fiscal year 2017 when compared to fiscal year 2016 and the 29% increase in revenue during fiscal year 2016 when compared to fiscal year 2015.

(2)

The 2017, 2016, 2015, 2014 and 2013 calendar year dividends were $0.96, $0.92, $0.88, $0.84 and $0.80, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

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

We manage our business under two segments:

Acquisition and Management of Stream Interests— A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of June 30, 2017, we owned stream interests on four producing properties and two development stage properties.  Our stream interests accounted for approximately 71% and 66% of our total revenue for the fiscal years ended June 30, 2017 and 2016, respectively.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests— Royalties are non‑operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2017, we owned royalty interests on 35 producing properties, 18 development stage properties and 135 exploration stage properties, of which we consider 52 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 29% and 34% of our total revenue for the fiscal years ended June 30, 2017 and 2016, respectively.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold JV, we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

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

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver and copper, together with the amounts of production from our producing stage stream and royalty interests.  For the fiscal years ended June 30, 2017, 2016 and 2015, gold, silver, and copper price averages and percentage of revenue by metal were as follows:

	Fiscal Year ended
	June 30, 2017		June 30, 2016		June 30, 2015
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,259	85%	$1,168	88%	$1,224	81%
Silver ($/ounce)	$17.88	8%	$15.32	3%	$17.36	3%
Copper ($/pound)	$2.44	5%	$2.22	4%	$2.89	7%
Other	N/A	2%	N/A	5%	N/A	9%

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2017

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2017. The following table shows such production estimates for our principal producing properties for calendar 2017 as well as the actual production reported to us by the various operators through June 30, 2017.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing and development properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2017

Principal Producing Properties

	Calendar 2017 Operator’s Production Estimate			Calendar 2017 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	61,600			26,800
Mount Milligan(4)	260,000 - 290,000		55 - 65 million	102,300		27.7 million
Pueblo Viejo(5)	625,000 - 650,000	Not provided		314,000	Not provided
Wassa and Prestea	255,000 - 280,000			122,000
Royalty:
Cortez GSR1	102,200			27,700
Cortez GSR2	1,600			200
Cortez GSR3	103,800			27,900
Cortez NVR1	63,900			15,300
Peñasquito(6)	410,000	Not provided		260,000	10.2 million
Lead(6)			125 million			58.5 million
Zinc(6)			325 million			164.8 million

(1)

Production estimates received from our operators are for calendar 2017. There can be no assurance that production estimates received from our operators will be achieved. Please refer to our cautionary language regarding forward‑looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2017 through June 30, 2017, unless otherwise noted.
(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.
(4)	The estimated and actual production figures shown for Mount Milligan are payable gold in concentrate.

(5)	The estimated and actual production figures shown are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo. The operator did not provide estimated and actual silver production.
(6)	The estimated and actual gold production reflects payable gold in concentrate. The operator did not provide estimated silver, lead and zinc production.

Historical Production

The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our stream and royalty interests, as reported to us by the operators of the mines:

Historical Production(1) by Stream and Royalty Interest

Principal Producing Properties

For the Fiscal Years Ended June 30, 2017, 2016 and 2015

Stream/Royalty	Metal	2017		2016		2015
Stream:
Mount Milligan	Gold	103,400	oz.	108,800	oz.	76,900	oz.
	Copper	2.6	Mlbs.	N/A		N/A
Andacollo	Gold	47,800	oz.	41,600	oz.	N/A	oz.
Pueblo Viejo	Gold	50,700	oz.	31,200	oz.	N/A	oz.
	Silver	1.6	Moz.	208,900	oz.	N/A	oz.
Wassa and Prestea	Gold	20,300	oz.	20,100	oz.	N/A	oz.
Royalty:
Peñasquito	Gold	556,300	oz.	584,000	oz.	742,100	oz.
	Silver	20.7	Moz.	21.4	Moz.	24.6	Moz.
	Lead	125.2	Mlbs.	134.2	Mlbs.	158.4	Mlbs.
	Zinc	317.8	Mlbs.	333.0	Mlbs.	340.8	Mlbs.
Cortez GSR1	Gold	62,900	oz.	62,600	oz.	153,000	oz.
Cortez GSR2	Gold	1,300	oz.	11,400	oz.	76,000	oz.
Cortez GSR3	Gold	64,200	oz.	74,000	oz.	229,000	oz.
Cortez NVR1	Gold	32,600	oz.	52,100	oz.	167,000	oz.

(1)

Historical production relates to the amount of metal sales, subject to our stream and royalty interests for each fiscal year presented, as reported to us by the operators of the mines, and may differ from stream deliveries discussed in Item 2, Properties, or from the operators’ public reporting.

Critical Accounting Policies

Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  Please also refer to Note 2 of the notes to consolidated financial statements for a discussion on recently issued and adopted accounting pronouncements.

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

Our most critical accounting estimates relate to our assumptions regarding future gold, silver, copper, and other metal prices and the estimates of reserves, production and recoveries of third‑party mine operators.  We rely on reserve estimates reported by the operators on the properties in which we have stream and royalty interests.  These estimates and the underlying assumptions affect the potential impairments of long‑lived assets and the ability to realize income tax benefits associated with deferred tax assets.  These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings.  On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions.  Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

Stream and Royalty Interests

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties.  The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the Accounting Standards Codification (“ASC”) guidance.

Acquisition costs of production stage stream and royalty interests are depleted using the units of production method over the life of the mineral property (as stream sales occur or royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator.  Acquisition costs of stream and royalty interests on development stage mineral properties, which are not yet in production, are not amortized until the property begins production.  Acquisition costs of stream or royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized.  At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves.  Exploration costs are expensed when incurred.

Asset Impairment

We evaluate long‑lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable.  The recoverability of the carrying value of stream and royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each stream and royalty interest using estimates of proven and probable reserves and other relevant information received from the operators.  We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our stream or royalty interests.  Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Estimates of gold, silver, copper, and other metal prices, operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties.  It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests.  Refer to Note 4 of the notes to consolidated financial statements for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2017, 2016 and 2015.

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

Metal Sales

Gold, silver and copper received under our metal streaming agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts.  The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between 10 days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales policy in effect at the time) commencing shortly after receipt and purchase of the metal.  Revenue from gold, silver and copper sales is recognized on the date of the settlement, which is also the date that title to the metal passes to the purchaser.

Cost of Sales

Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

Exploration Costs

Exploration costs are specific to our Peak Gold JV for exploration and advancement of the Peak Gold, gold project, as discussed further in Note 3 of our notes to consolidated financial statements.  Exploration costs associated with the exploration and advancement of Peak Gold are expensed when incurred.

Income Taxes

The Company accounts for income taxes in accordance with the guidance of ASC 740.  The Company’s annual tax rate is based on income, statutory tax rates in effect and tax planning opportunities available to us in the various jurisdictions in which the Company operates.  Significant judgment is required in determining the annual tax expense, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets.  Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year’s liability by taxing authorities.

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

The Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings as determined by management’s judgment about and intentions concerning the future operations of the Company.  As a result, the Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. Refer to Note 10 of the notes to consolidated financial statements for further discussion on our assertion.

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

Liquidity and Capital Resources

Overview

At June 30, 2017, we had current assets of $140.2 million compared to current liabilities of $30.9 million resulting in a working capital of $109.3 million and a current ratio of 5 to 1.  This compares to current assets of $167.9 million and current liabilities of $25.9 million at June 30, 2016, resulting in a working capital of $142.0 million and a current ratio of approximately 7 to 1.  The decrease in our current ratio was primarily attributable to a decrease in our cash and equivalents primarily due to the repayments on our outstanding borrowings under the revolving credit facility during the current period.  Please refer to “Summary of Cash Flows” below for further discussion on changes to our cash and equivalents during the period.

During the fiscal year ended June 30, 2017, liquidity needs were met from $353.5 million in net revenue and our available cash resources.  As of June 30, 2017, the Company had $750 million available and $250 million outstanding under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in $859.3 million of total liquidity at June 30, 2017.  Refer to Note 5 of our notes to consolidated financial statements and below (“Recent Liquidity and Capital Resource Developments”) for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial stream and royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part I, Item 1A of this report for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Revolving Credit Facility Expansion

On June 2, 2017, the Company entered into a new $1 billion, 5-year revolving credit facility (“New Credit Facility”) with a final maturity in June 2022.  The New Credit Facility replaces the Company’s prior $650 million credit facility under the Sixth Amended & Restated Credit Agreement, dated as of January 29, 2014 (as amended) (“Prior Credit Facility”) that was set to mature in March 2021.  The Company repaid the Prior Credit Facility using a combination of cash on hand of $50 million and a borrowing under the New Credit Facility of $250 million.  The Company has $750 million of availability under the New Credit Facility as of June 30, 2017.

The New Credit Facility was entered into by Royal Gold as borrower, a wholly-owned subsidiary of Royal Gold as guarantor, and the Bank of Nova Scotia (“BNS”), as administrative agent, and BNS, HSBC Bank USA, National Association (“HSBC”), Canadian Imperial Bank of Commerce (“CIBC”), Bank of America, N.A., Goldman Sachs Bank USA, The Bank of Montreal, National Bank Financial, and Royal Bank of Canada, as lenders. Other agents under the New Credit Facility include BNS, HSBC and CIBC as Co-Lead Arrangers and Joint Bookrunners, HSBC as Syndication Agent and CIBC as Documentation Agent.

Features of the New Credit Facility include: (1) a $350 million increase in maximum aggregate commitments over the Prior Credit Facility from $650 million to $1.0 billion; (2) a final maturity of June 2022 as compared to March 2021 under the Prior Credit Facility; (3) a $250 million accordion feature, which allows the Company to increase commitments under the facility, subject to satisfaction of certain conditions and receipt of additional commitments from existing or new lenders, to an aggregate commitment amount of up to $1.25 billion; (4) commitment fees on undrawn amounts ranging from 0.25% per annum to 0.55% per annum based on the Company’s leverage ratio (as defined therein); (5) an interest rate, as selected by the Company, based on the Company’s leverage ratio, which rates range from either (i) LIBOR + 1.25% per annum to LIBOR + 2.75% per annum or (ii) the “base rate” plus an applicable margin of 0.25% per annum to 1.75% per annum, where the “base rate” is equal to the greatest of (A) the applicable annual interest rate charged by BNS for U.S. Dollar loans, (B) the aggregate of the Federal Funds Effective Rate (as defined therein) plus 0.5% per annum and (C) LIBOR for an interest period of one month plus 1.0% per annum; (6) a minimum interest coverage ratio (as defined therein) of 3.0 to 1.0, and (7) a maximum leverage ratio (as defined therein) of 3.5 to 1.0, increasing to 4.0 to 1.0 for two quarters following completion of a material permitted acquisition of $250 million or more (as further defined therein).

The Company was in compliance with each financial covenant under the New Credit Facility as of June 30, 2017.

Dividend Increase

On November 15, 2016, we announced an increase in our annual dividend for calendar 2017 from $0.92 to $0.96, payable on a quarterly basis of $0.24 per share.  The newly declared dividend is 4.4% higher than the dividend paid during calendar 2016.  Royal Gold has steadily increased its annual dividend since calendar 2001.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $265.9 million for the fiscal year ended June 30, 2017, compared to $169.9 million for the fiscal year ended June 30, 2016.  The increase was primarily due to an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $56.5 million.  The increase was also due to a decrease in income taxes paid of approximately $49.2 million, which resulted from $47.7 million of cash taxes paid for the termination of the Andacollo royalty during the prior year, partially offset by $9.7 million of cash taxes paid to taxing authorities, as a condition for appealing an assessment, during the current period

Net cash provided by operating activities totaled $169.9 million for the fiscal year ended June 30, 2016, compared to $192.1 million for the fiscal year ended June 30, 2015.  The decrease was primarily due to an increase in income taxes paid of approximately $55.8 million primarily related to the sale of the Andacollo royalty, an increase in exploration costs of approximately $6.4 million and an increase in interest paid of approximately $7.3 million.  These decreases in net cash provided by operating activities were partially offset by an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of $47.5 million.

Investing Activities

Net cash used in investing activities totaled $200.1 million for the fiscal year ended June 30, 2017, compared to cash used in investing activities of $1.0 billion for the fiscal year ended June 30, 2016.  The decrease in cash used in investing activities is primarily due to a decrease in acquisitions of stream and royalty interests in mineral properties compared to the prior year period (primarily the Pueblo Viejo and Andacollo stream acquisitions).  Refer to Item 1, Fiscal 2017 Business Developments, for further discussion on our recently acquired royalty interests.

Net cash used in investing activities totaled $1.0 billion for the fiscal year ended June 30, 2016, compared to $51.2 million for the fiscal year ended June 30, 2015. The increase in cash used in investing activities was primarily due to an increase in acquisitions of stream and royalty interests in mineral properties (primarily the Pueblo Viejo and Andacollo stream acquisitions) compared to the prior year period.

Financing Activities

Net cash used in financing activities totaled $96.6 million for the fiscal year ended June 30, 2017, compared to cash provided by financing activities of $213.4 million for the fiscal year ended June 30, 2016.  The decrease in cash provided by financing activities is primarily due to the Company’s $350 million borrowing under its revolving credit facility to fund stream acquisitions during the prior year period.  During the fiscal year ended June 30, 2017, the Company repaid $95.0 million of the outstanding borrowings under the Prior Credit Facility.

Net cash provided by financing activities totaled $213.4 million for the fiscal year ended June 30, 2016, compared to cash used in financing activities of $57.6 million for the fiscal year ended June 30, 2015. The increase in cash provided by financing activities was primarily due to the Company’s $275 million borrowing (net of repayment) under the Prior Credit Facility to fund stream acquisitions during the current period.

Contractual Obligations

Our contractual obligations as of June 30, 2017, are as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
2019 Notes(1)	$391,276	$10,638	$380,638	$—	$—
Revolving credit facility(2)	$308,462	$11,875	$23,750	$272,837	$—
Total	$699,738	$22,513	$404,388	$272,837	$—

(1)	Amounts represent principal ($370 million) and estimated interest payments ($21.3 million) assuming no early extinguishment.
(2)	Amounts represent principal ($250 million) and estimated interest payments ($58.5 million) assuming no early extinguishment.

For information on our contractual obligations, see Note 5 of the notes to consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” of this report.  The above table does not include stream or royalty commitments as discussed in Note 14 of the notes to consolidated financial statements.  The Company believes it will be able to fund all current obligations from net cash provided by operating activities.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

Fiscal Year Ended June 30, 2017, Compared with Fiscal Year Ended June 30, 2016

For the fiscal year ended June 30, 2017, we recorded net income attributable to Royal Gold stockholders of $101.5 million, or $1.55 per basic share and $1.55 per diluted share, as compared to a net loss attributable to Royal Gold stockholders of $77.1 million, or ($1.18) per basic and diluted share, for the fiscal year ended June 30, 2016.  The increase in our earnings per share was primarily attributable to an increase in our revenue in the current period, as discussed below, impairment charges of approximately $99.0 million (including a royalty receivable write down of approximately $2.9 million) on our stream interest at the Phoenix Gold Project and certain other non-principal royalty interests in the prior period, and the impact of $56 million of additional tax expense in the prior period related to the termination of the Andacollo royalty interest and the liquidation of our Chilean subsidiary.  The effect of the impairment charges during the fiscal year ended June 30, 2016, was $1.33 per basic share, after taxes.  The effect of the tax expense attributable to the termination of the Andacollo royalty interest during the fiscal year ended June 30, 2016, was $0.86 per share.

For the fiscal year ended June 30, 2017, we recognized total revenue of $440.8 million, which is comprised of stream revenue of $314.0 million and royalty revenue of $126.8 million, at an average gold price of $1,259 per ounce, an average silver price of $17.88 per ounce and an average copper price of $2.44 per pound, compared to total revenue of

$359.8 million, which is comprised of stream revenue of $238.0 million and royalty revenue of $121.8 million, at an average gold price of $1,168 per ounce, an average silver price of $15.32 per ounce and an average copper price of $2.22 per pound, for the fiscal year ended June 30, 2016.

Revenue and the corresponding production, attributable to our stream and royalty interests, for the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Fiscal Years Ended June 30, 2017 and 2016

(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended				Fiscal Year Ended
		June 30, 2017				June 30, 2016
				Reported			Reported
Stream/Royalty	Metal(s)	Revenue		Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan			$136,736			$125,438
	Gold			103,400	oz.		108,800	oz.
	Copper			2.6	Mlbs.	N/A	N/A
Pueblo Viejo(3)			$91,589			$39,683
	Gold			50,700	oz.		31,200	oz.
	Silver			1.6	Moz.		208,900	oz.
Andacollo	Gold		$60,251	47,800	oz.	49,243	41,600	oz.
Wassa and Prestea	Gold		$25,435	20,300	oz.	$23,346	20,100	oz.
Other(4)	Gold	$	N/A	N/A		$318	300	oz.
Total stream revenue			$314,011			$238,028

Royalty(2):
Peñasquito			$26,687			$22,760
	Gold			556,300	oz.		584,000	oz.
	Silver			20.7	Moz.		21.4	Moz.
	Lead			125.2	Mlbs.		134.2	Mlbs.
	Zinc			317.8	Mlbs.		333.0	Mlbs.
Cortez	Gold		$6,504	64,200	oz.	$6,107	74,000	oz.
Other(4)	Various		$93,612	N/A		$92,895	N/A
Total royalty revenue			$126,803			$121,762
Total revenue			$440,814			$359,790

(1)

Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the twelve months ended June 30, 2017 and 2016, and may differ from the operators’ public reporting.

(2)

Refer to Item 2, Properties, for further discussion on our principal stream and royalty interests.  Our streams at Andacollo, Pueblo Viejo and Wassa and Prestea were acquired during the quarter ended September 30, 2015.

(3)	The first gold and silver stream deliveries were in December 2015 and March 2016, respectively.
(4)	Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the fiscal year ended June 30, 2017, compared with the fiscal year ended June 30, 2016, resulted primarily from an increase in our stream revenue, and an increase in the average gold and silver prices.  The increase in our stream revenue was primarily attributable to increased gold production at our Pueblo Viejo and Andacollo gold streams and new silver production from our Pueblo Viejo silver stream.  Our first silver stream delivery from Pueblo Viejo was in March 2016, and the first revenue from Pueblo Viejo silver sales was recognized in the June 2016 quarter.

Gold and silver ounces and copper pounds purchased and sold during the fiscal years ended June 30, 2017 and 2016, as well as gold, silver and copper in inventory as of June 30, 2017 and 2016, for our streaming interests were as follows:

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2017		June 30, 2016		June 30, 2017	June 30, 2016
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	96,000	103,400	111,000	108,800	100	7,500
Pueblo Viejo	52,600	50,700	42,200	31,200	12,900	11,000
Andacollo	47,900	47,800	41,700	41,600	100	—
Wassa and Prestea	19,900	20,300	21,400	20,100	1,000	1,300
Phoenix Gold	—	—	300	300	—	—
Total	216,400	222,200	216,600	202,000	14,100	19,800

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2017		June 30, 2016		June 30, 2017	June 30, 2016
Silver Stream	Purchases (Moz.)	Sales (Moz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1.8	1.6	532,600	208,900	536,800	323,700

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2017		June 30, 2016		June 30, 2017	June 30, 2016
Copper Stream	Purchases (tonnes)	Sales (tonnes)	Purchases (tonnes)	Sales (tonnes)	Inventory (tonnes)	Inventory (tonnes)
Mount Milligan	1,165	1,165	N/A	N/A	-	N/A

Our royalty revenue increased during the fiscal year ended June 30, 2017, compared with the fiscal year ended June 30, 2016, primarily due to an increase in the average metal prices.  Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

Cost of sales were approximately $87.3 million for the fiscal year ended June 30, 2017, compared to $71.0 million for the fiscal year ended June 30, 2016.  The increase is primarily attributable to an increase in gold production and new silver stream production at Pueblo Viejo, which resulted in additional cost of sales of approximately $15.6 million.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

General and administrative expenses increased to $33.4 million for the fiscal year ended June 30, 2017, from $31.7 million for the fiscal year ended June 30, 2016.  The increase during the current period was primarily due to an increase in legal and litigation costs.

Exploration costs increased to $12.9 million for the fiscal year ended June 30, 2017, from $8.6 million for the fiscal year ended June 30, 2016.  Exploration costs are specific to the exploration and advancement of the Peak Gold JV, as discussed further in Note 3 of the notes to consolidated financial statements.

Depreciation, depletion and amortization expense increased to $159.6 million for the fiscal year ended June 30, 2017, from $141.1 million for the fiscal year ended June 30, 2016.  The increase was primarily attributable to increased gold sales and new silver sales from our gold and silver streams at Pueblo Viejo, which resulted in additional depletion of approximately $23.3 million during the current period.  This increase was partially offset by a decrease in depletion expense on our Voisey’s Bay royalty of approximately $9.5 million, due to the ongoing dispute related to the calculation of the NSR royalty (see Note 14 of our notes to consolidated financial statements).

Interest and other income increased to $9.3 million for the fiscal year ended June 30, 2017, from $3.7 million for the fiscal year ended June 30, 2016.  The increase was primarily due to a gain recognized on consideration received as part of the termination of our Phoenix Gold Project streaming interest.  In exchange for the termination of the Phoenix Gold Project streaming interest, the Company received approximately three million common shares of Rubicon Minerals Corporation (“Rubicon”), the operator of the Phoenix Gold Project.  The fair value of the Rubicon common shares, and corresponding gain, received upon exchange was approximately $3.4 million.  The increase in interest and other income was also due to consideration received as part of a legal settlement and termination of a non-principal royalty of approximately $2.6 million.

During the fiscal year ended June 30, 2017, we recognized income tax expense totaling $26.4 million compared with $60.7 million during the fiscal year ended June 30, 2016.  This resulted in an effective tax rate of 22.2% during the current period, compared with (278.9%) in the prior period.  The decrease in the effective tax rate for the fiscal year ending June 30, 2017 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the liquidation of our Chilean subsidiary during the fiscal year ended June 30, 2016.

Fiscal Year Ended June 30, 2016, Compared with Fiscal Year Ended June 30, 2015

For the fiscal year ended June 30, 2016, we recorded a net loss available to Royal Gold common stockholders of $77.1 million, or ($1.18) per basic share and diluted share, compared to net income available to Royal Gold common stockholders of $52.0 million, or $0.80 per basic share and diluted share, for the fiscal year ended June 30, 2015.  The decrease in our earnings per share was primarily attributable to impairment charges of approximately $98.6 million (including a royalty receivable write down of approximately $2.9 million) on our stream interest at the Phoenix Gold Project and certain other non‑principal royalty interests during our quarter ended March 31, 2016, as discussed further below.  The decrease in our earnings per share was also attributable to an increase in tax expense of approximately $56.0 million due to the Company’s termination of the Andacollo royalty interest, as discussed below, and the planned liquidation of our Chilean subsidiary during the quarter ended September 30, 2015.  These decreases were partially offset by an increase in our revenue, which is also discussed below.  The effect of the impairment charges during our fiscal year ended June 30, 2016, was $1.33 per basic share, after taxes, while the effect of the tax expense attributable to the termination of the Andacollo royalty interest during the current period, was $0.86 per basic share.  During the prior year period, our earnings per share were negatively impacted by impairment charges of approximately $31.3 million (including a royalty receivable write down of $3.0 million) on certain non‑principal royalty interests.  The effect of the impairment charges during the fiscal year ended June 30, 2015, was $0.37 per basic share, after taxes.

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

Revenue and Reported Production Subject to our Stream and Royalty Interests

Fiscal Years Ended June 30, 2016 and 2015

(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year ended			Fiscal Year ended
		June 30, 2016			June 30, 2015
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream (2):
Mount Milligan	Gold	$125,438	108,800	oz.	$94,104	76,900	oz.
Andacollo	Gold	$49,243	41,600	oz.	N/A	N/A
Pueblo Viejo		$39,683			N/A
	Gold		31,200	oz.		N/A
	Silver		208,900	oz.		N/A
Wassa and Prestea	Gold	$23,346	20,100	oz.	N/A	N/A
Other(4)	Gold	$318	300	oz.	N/A	N/A
Total stream revenue		$238,028			$94,104

Royalty:
Peñasquito		$22,760			$30,306
	Gold		584,000	oz.		742,100	oz.
	Silver		21.4	Moz.		24.6	Moz.
	Lead		134.2	Mlbs.		158.4	Mlbs.
	Zinc		333.0	Mlbs.		340.8	Mlbs.
Voisey’s Bay(3)		$11,044			$16,665
	Nickel		78.6	Mlbs.		62.8	Mlbs.
	Copper		56.2	Mlbs.		64.8	Mlbs.
Holt(3)	Gold	$10,295	58,300	oz.	$11,954	61,500	oz.
Cortez	Gold	$6,107	74,000	oz.	$18,044	229,000	oz.
Andacollo	Gold	$—	-	oz.	$38,033	41,500	oz.
Other(4)	Various	$71,556	N/A		$68,913	N/A
Total royalty revenue		$121,762			$183,915
Total revenue		$359,790			$278,019

(1)

Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the twelve months ended June 30, 2016 and 2015, and may differ from the operators’ public reporting.

(2)	Our streams at Andacollo, Pueblo Viejo and Wassa and Prestea were acquired during the quarter ended September 30, 2015.
(3)	Royalty no longer considered principal to our business as of June 30, 2016.
(4)	Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the fiscal year ended June 30, 2016, compared with the fiscal year ended June 30, 2015, resulted primarily from an increase in our stream revenue, which was a result of increased production at Mount Milligan and new production from our recently acquired streams, Wassa and Prestea, Pueblo Viejo, and Andacollo.

Gold and silver ounces purchased and sold during the fiscal year ended June 30, 2016 and 2015, as well as gold and silver ounces in inventory as of June 30, 2016 and 2015, for our streaming interests were as follows:

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2016		June 30, 2015		June 30, 2016	June 30, 2015
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	111,000	108,800	74,400	76,900	7,500	5,300
Pueblo Viejo	42,200	31,200	N/A	N/A	11,000	N/A
Andacollo	41,700	41,600	N/A	N/A	—	N/A
Wassa and Prestea	21,400	20,100	N/A	N/A	1,300	N/A
Phoenix Gold	300	300	N/A	N/A	—	N/A
Total	216,600	202,000	74,400	76,900	19,800	5,300

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2016		June 30, 2015		June 30, 2016	June 30, 2015
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	532,600	208,900	N/A	N/A	323,700	N/A

Our royalty revenue decreased during the fiscal year ended June 30, 2016, compared with the fiscal year ended June 30, 2015, due to decreases in the average metal prices, the sale of the Andacollo royalty, and production decreases at Peñasquito and Cortez.  Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

Cost of sales were approximately $71.0 million for the fiscal year ended June 30, 2016, compared to $33.5 million for the fiscal year ended June 30, 2015.  The increase is primarily attributable to an increase in production at Mount Milligan and new stream production at Andacollo, Pueblo Viejo, and Wassa and Prestea.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold and silver for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold or silver spot price near the date of metal delivery.

General and administrative expenses increased to $31.7 million for the fiscal year ended June 30, 2016, from $24.9 million for the fiscal year ended June 30, 2015.  The increase during the current period was primarily due to an increase in non‑cash stock based compensation of approximately $4.9 million as a result of management’s change in estimate for the number of performance shares that were expected to vest.

Exploration costs increased to $8.6 million for the fiscal year ended June 30, 2016, from $2.2 million for the fiscal year ended June 30, 2015.  Exploration costs are specific to the exploration and advancement of the Peak Gold JV, as discussed further in Note 3 of the notes to consolidated financial statements.

Depreciation, depletion and amortization expense increased to $141.1 million for the fiscal year ended June 30, 2016, from $93.5 million for the fiscal year ended June 30, 2015.  The increase was primarily attributable to the ramp‑up in production at Mount Milligan ($11.4 million) and new production from the recently acquired streams at Pueblo Viejo ($21.9 million), Wassa and Prestea ($7.8 million) and Andacollo ($9.0 million) during the fiscal year ended June 30, 2016.

Impairment of stream and royalty interests and royalty receivables was $98.6 million for the fiscal year ended June 30, 2016 compared to $31.3 million for the fiscal year end June 30, 2015.  The impairment of stream and royalty interests ($96.1 million) was the result of our regular impairment analysis conducted during the quarter ended March 31, 2016, and was primarily due to the presence of impairment indicators on our stream interest at the Phoenix Gold Project and two non‑principal producing royalty interests, Inata and Wolverine.  The Company also recognized an allowance of approximately $2.9 million on the entire outstanding royalty receivable associated with the Inata interest during the fiscal year ended June 30, 2016.  The Company continues to pursue collection efforts of all past due payments.  Refer to Note 4 of our notes to consolidated financial statements for further discussion on the impairments recognized during fiscal year 2016.

During the fiscal year ended June 30, 2016, we recognized income tax expense totaling $60.7 million compared with $9.6 million during the fiscal year ended June 30, 2015. This resulted in an effective tax rate of (278.9%) during the fiscal year ended June 30, 2016, compared with 15.4% during the fiscal year ended June 30, 2015. The increase in the effective tax rate for the fiscal year ended June 30, 2016 is primarily related to the impacts attributable to the Company’s Andacollo transactions, the liquidation of our Chilean subsidiary, and impairment charges during our fiscal year ended June 30, 2016.

Forward‑Looking Statements

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

as well as other factors described elsewhere in this report and our other reports filed with the SEC.  Most of these factors are beyond our ability to predict or control.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  Forward-looking statements speak only as of the date on which they are made.  We disclaim any obligation to update any forward-looking statements made herein, except as required by law.  Readers are cautioned not to put undue reliance on forward‑looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.

During the fiscal year ended June 30, 2017, we reported revenue of $440.8 million, with an average gold price for the period of $1,259 per ounce, an average silver price for the period of $17.88 per ounce and an average copper price of $2.44 per pound.  Approximately 85% of our total recognized revenues for the fiscal year ended June 30, 2017 were attributable to gold sales from our gold producing interests, as shown within the MD&A.  For the fiscal year ended June 30, 2017, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $39.6 million.

Approximately 8% of our total reported revenue for the fiscal year ended June 30, 2017 was attributable to silver sales from our silver producing interests.  For the fiscal year ended June 30, 2017, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $3.7 million.

Approximately 5% of our total reported revenue for the fiscal year ended June 30, 2017 was attributable to copper sales from our copper producing interests.  For the fiscal year ended June 30, 2017, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $1.5 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Royal Gold, Inc.

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Gold, Inc. at June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Royal Gold Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

August 10, 2017

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands except share data)

	2017	2016
ASSETS
Cash and equivalents	$85,847	$116,633
Royalty receivables	23,461	17,990
Income tax receivable	22,169	23,219
Stream inventory	7,883	9,489
Prepaid expenses and other	822	614
Total current assets	140,182	167,945
Stream and royalty interests, net (Note 4)	2,892,256	2,848,087
Other assets	58,202	53,697
Total assets	$3,090,640	$3,069,729
LIABILITIES
Accounts payable	$3,908	$4,114
Dividends payable	15,682	15,012
Income tax payable	5,651	3,177
Other current liabilities	5,617	3,554
Total current liabilities	30,858	25,857
Debt (Note 5)	586,170	600,685
Deferred tax liabilities	121,330	133,867
Uncertain tax positions	25,627	16,996
Other long-term liabilities	6,391	6,439
Total liabilities	770,376	783,844
Commitments and contingencies (Note 14)
EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,179,527 and 65,093,950 shares outstanding, respectively	652	651
Additional paid-in capital	2,185,796	2,179,781
Accumulated other comprehensive income	879	—
Accumulated earnings	88,050	48,584
Total Royal Gold stockholders’ equity	2,275,377	2,229,016
Non-controlling interests	44,887	56,869
Total equity	2,320,264	2,285,885
Total liabilities and equity	$3,090,640	$3,069,729

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended June 30,

(In thousands except share data)

	2017	2016	2015
Revenue	$440,814	$359,790	$278,019

Costs and expenses
Cost of sales	87,265	70,979	33,450
General and administrative	33,350	31,720	24,873
Production taxes	1,760	3,978	5,446
Exploration costs	12,861	8,601	2,194
Depreciation, depletion and amortization	159,636	141,108	93,486
Impairments of stream and royalty interests and royalty receivables	-	98,588	31,335
Total costs and expenses	294,872	354,974	190,784

Operating income	145,942	4,816	87,235

Gain (loss) on available-for-sale securities	-	2,340	(183)
Interest and other income	9,302	3,711	883
Interest and other expense	(36,378)	(32,625)	(25,691)
Income (loss) before income taxes	118,866	(21,758)	62,244

Income tax expense	(26,441)	(60,680)	(9,566)
Net income (loss)	92,425	(82,438)	52,678
Net loss (income) attributable to non-controlling interests	9,105	5,289	(713)
Net income (loss) attributable to Royal Gold common stockholders	$101,530	$(77,149)	$51,965

Net income (loss)	$92,425	$(82,438)	$52,678
Adjustments to comprehensive income (loss), net of tax
Unrealized change in market value of available-for-sale securities	879	5,632	(3,292)
Reclassification adjustment for gains included in net income	-	(2,340)	160
Comprehensive income (loss)	93,304	(79,146)	49,546
Comprehensive loss (income) attributable to non-controlling interests	9,105	5,289	(713)
Comprehensive income (loss) attributable to Royal Gold stockholders	$102,409	$(73,857)	$48,833

Net income (loss) per share available to Royal Gold common stockholders:
Basic earnings (loss) per share	$1.55	$(1.18)	$0.80
Basic weighted average shares outstanding	65,152,782	65,074,455	65,007,861
Diluted earnings (loss) per share	$1.55	$(1.18)	$0.80
Diluted weighted average shares outstanding	65,277,953	65,074,455	65,125,173
Cash dividends declared per common share	$0.95	$0.91	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2017, 2016 and 2015

(In thousands except share data)

	Royal Gold Stockholders
						Accumulated
			Exchangeable		Additional	Other
	Common Shares		Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	interests	Equity
Balance at June 30, 2014	64,578,401	$646	379,857	$16,718	$2,147,650	$(160)	$189,871	$17,832	$2,372,557
Issuance of common stock for:
Exchange of exchangeable shares	379,857	3	(379,857)	(16,718)	16,715	—	—	—	—
Peak Gold joint venture	—	—	—	—	—	—	—	45,700	45,700
Stock-based compensation and related share issuances	75,289	1	—	—	6,278	—	—	—	6,279
Net income	—	—	—	—	—	—	51,965	713	52,678
Other comprehensive loss	—	—	—	—	—	(3,132)	—	—	(3,132)
Distribution to non-controlling interests	—	—	—	—	—	—	—	(1,440)	(1,440)
Dividends declared	—	—	—	—	—	—	(56,715)	—	(56,715)
Balance at June 30, 2015	65,033,547	$650	—	$—	$2,170,643	$(3,292)	$185,121	$62,805	$2,415,927
Stock-based compensation and related share issuances	60,403	1	—	—	9,138	—	—	—	9,139
Net income	—	—	—	—	—	—	(77,149)	(5,289)	(82,438)
Other comprehensive income	—	—	—	—	—	3,292	—	—	3,292
Distribution to non-controlling interests	—	—	—	—	—	—	—	(647)	(647)
Dividends declared	—	—	—	—	—	—	(59,388)	—	(59,388)
Balance at June 30, 2016	65,093,950	$651	—	$—	$2,179,781	$—	$48,584	$56,869	$2,285,885
Stock-based compensation and related share issuances	85,577	1	—	—	8,533	—	—	—	8,534
Non-controlling interest assignment	—	—	—	—	(2,518)	—	—	—	(2,518)
Net income	—	—	—	—	—	—	101,530	(9,105)	92,425
Other comprehensive income	—	—	—	—	—	879	—	—	879
Distribution to non-controlling interests	—	—	—	—	—	—	—	(2,877)	(2,877)
Dividends declared	—	—	—	—	—	—	(62,064)	—	(62,064)
Balance at June 30, 2017	65,179,527	$652	—	$—	$2,185,796	$879	$88,050	$44,887	$2,320,264

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$92,425	$(82,438)	$52,678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	159,636	141,108	93,486
Amortization of debt discount and issuance costs	13,825	12,985	12,100
Non-cash employee stock compensation expense	9,983	10,039	5,141
Impairment of stream and royalty interests	—	98,588	31,335
Tax (benefit) expense of stock-based compensation exercises	(975)	548	(364)
(Gain) loss on available-for-sale securities	—	(2,340)	183
Deferred tax benefit	1,556	(4,983)	(27,651)
Other	(4,874)	(390)	(46)
Changes in assets and liabilities:
Royalty receivables	(5,472)	17,221	5,977
Stream inventory	1,606	(7,203)	1,110
Income tax receivable	(13,056)	(14,637)	12,808
Prepaid expenses and other assets	(1,691)	(153)	2,527
Accounts payable	(206)	(849)	150
Income tax payable	2,475	460	2,717
Uncertain tax positions	8,631	1,867	1,405
Other liabilities	2,015	36	(1,457)
Net cash provided by operating activities	$265,878	$169,859	$192,099

Cash flows from investing activities:
Acquisition of stream and royalty interests	(203,721)	(1,346,109)	(60,429)
Andacollo royalty termination	—	345,000	—
Golden Star term loan	—	(20,000)	—
Proceeds from sale of available-for-sale securities	—	11,905	—
Tulsequah stream termination	—	—	10,000
Other	3,605	(309)	(773)
Net cash used in investing activities	$(200,116)	$(1,009,513)	$(51,202)
Cash flows from financing activities:
Borrowings from revolving credit facility	70,000	350,000	—
Repayment of revolving credit facility	(95,000)	(75,000)	—
Net (payments) proceeds from issuance of common stock	(2,426)	(353)	775
Common stock dividends	(61,396)	(58,720)	(56,054)
Purchase of additional royalty interest from non-controlling interest	(2,518)	—	—
Debt issuance costs	(3,340)	(1,111)	(864)
Tax expense (benefit) of stock-based compensation exercises	975	(548)	364
Other	(2,843)	(830)	(1,805)
Net cash (used in) provided by financing activities	$(96,548)	$213,438	$(57,584)
Net (decrease) increase in cash and equivalents	(30,786)	(626,216)	83,313
Cash and equivalents at beginning of period	116,633	742,849	659,536
Cash and equivalents at end of period	$85,847	$116,633	$742,849

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Our most critical accounting estimates relate to our assumptions regarding future gold, silver, copper, and other metal prices and the estimates of reserves, production and recoveries of third‑party mine operators.  We rely on reserve estimates reported by the operators on the properties in which we have stream and royalty interests.  These estimates and the underlying assumptions affect the potential impairments of long‑lived assets and the ability to realize income tax benefits associated with deferred tax assets.  These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings.  On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions.  Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.

Basis of Consolidation

The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly‑owned subsidiaries and an entity over which control is achieved through means other than voting right (see Note 3).  The Company follows the Accounting Standards Codification (“ASC”) guidance for identification and reporting for entities over which control is achieved through means other than voting rights.  All intercompany accounts, transactions, income and expenses, and profits or losses have been eliminated on consolidation.

Cash and Equivalents

Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Cash and equivalents were primarily held in cash deposit accounts as of June 30, 2017 and 2016.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stream and Royalty Interests

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties. The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the ASC guidance.

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

Available‑for‑sale Securities

Investments in securities that management does not have the intent to sell in the near term and that have readily determinable fair values are classified as available‑for‑sale securities.  Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, except that declines in market value judged to be other than temporary are recognized in determining net income.  When investments are sold, the realized gains and losses on these investments, determined using the specific identification method, are included in determining net income.

The Company’s policy for determining whether declines in fair value of available‑for‑sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive income (loss).  This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers.  If such impairment is determined by the Company to be other‑than‑temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other‑than‑temporary.  The new cost basis is not changed for subsequent recoveries in fair value.  The carrying value of the Company’s available-for-sale securities as of June 30, 2017 and 2016 was $3.7 million and $0, respectively, and is included in Other assets on our consolidated balance sheets.   During the fiscal year ended June 30, 2016, the Company sold its available-for-sale securities, resulting in a realized gain of approximately $2.3 million.

Asset Impairment

We evaluate long‑lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable.  The recoverability of the carrying value of stream and royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each stream and royalty interest using estimates of proven and probable reserves and other relevant information received from the operators.  We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper, and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our stream or royalty interests.  Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates of gold, silver, copper, and other metal prices, operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests.  Refer to Note 4 for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2017, 2016 and 2015.

Revenue Recognition

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

Metal Sales

Gold, silver and copper received under our metal streaming agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts.  The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between 10 days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales policy in effect at the time) commencing shortly after receipt and purchase of the metal.  Revenue from gold, silver and copper sales is recognized on the date of the settlement, which is also the date that title to the metal passes to the purchaser.

Cost of Sales

Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

Production taxes

Certain royalty payments are subject to production taxes (or mining proceeds taxes), which are recognized at the time of revenue recognition. Production taxes are not income taxes and are included within the costs and expenses section in the Company’s consolidated statements of operations and comprehensive income (loss).

Exploration Costs

Exploration costs are specific to the Peak Gold LLC joint venture (“Peak Gold JV”) for the exploration and advancement of the Peak Gold Project, as discussed further in Note 3.  Costs associated with the Peak Gold JV for the exploration and advancement of the Peak Gold Project are expensed when incurred.

Stock‑Based Compensation

The Company accounts for stock‑based compensation in accordance with the guidance of ASC 718.  The Company recognizes all share‑based payments to employees, including grants of employee stock options, stock‑settled stock appreciation rights (“SSARs”), restricted stock and performance shares, in its financial statements based upon their fair values.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable Segments and Geographical Information

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long‑lived assets (stream and royalty interests, net) as of June 30, 2017 and 2016 are geographically distributed as shown in the following table:

	As of June 30, 2017			As of June 30, 2016
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$852,035	$221,618	$1,073,653	$809,692	$228,566	$1,038,258
Dominican Republic	543,256	—	543,256	588,502	—	588,502
Chile	348,778	453,369	802,147	369,896	453,629	823,525
Africa	123,760	572	124,332	88,596	697	89,293
Mexico	—	105,889	105,889	—	118,899	118,899
United States	—	168,378	168,378	—	102,385	102,385
Australia	—	37,409	37,409	—	42,547	42,547
Other	12,030	25,162	37,192	12,029	32,649	44,678
Total	$1,879,859	$1,012,397	$2,892,256	$1,868,715	$979,372	$2,848,087

The Company’s revenue, cost of sales and net revenue by reportable segment for our fiscal years ended June 30, 2017, 2016 and 2015 are geographically distributed as show in the following tables:

	Fiscal Year Ended June 30, 2017			Fiscal Year Ended June 30, 2016
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$136,736	$45,954	$90,782	$125,755	$47,417	$78,338
Dominican Republic	91,589	27,191	64,398	39,684	11,625	28,059
Chile	60,251	9,037	51,214	49,243	7,280	41,963
Africa	25,435	5,083	20,352	23,346	4,657	18,689
Total streams	$314,011	$87,265	$226,746	$238,028	$70,979	$167,049

Royalties:
Mexico	$41,945	$—	$41,945	$35,267	$—	$35,267
United States	35,282	—	35,282	35,483	—	35,483
Canada	23,208	—	23,208	30,676	—	30,676
Australia	12,943	—	12,943	10,462	—	10,462
Africa	3,131	—	3,131	1,868	—	1,868
Chile	1,648	—	1,648	84	—	84
Other	8,646	—	8,646	7,922	—	7,922
Total royalties	$126,803	$—	$126,803	$121,762	$—	$121,762
Total streams and royalties	$440,814	$87,265	$353,549	$359,790	$70,979	$288,811

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended June 30, 2016			Fiscal Year Ended June 30, 2015
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$125,755	$47,417	$78,338	$94,104	$33,450	$60,654
Chile	49,243	7,280	41,963	—	—	—
Dominican Republic	39,684	11,625	28,059	—	—	—
Africa	23,346	4,657	18,689	—	—	—
Total streams	$238,028	$70,979	$167,049	$94,104	$33,450	$60,654
Royalties:
United States	$35,483	$—	$35,483	$42,675	$—	$42,675
Mexico	35,267	—	35,267	43,008	—	43,008
Canada	30,676	—	30,676	37,496	—	37,496
Australia	10,462	—	10,462	8,494	—	8,494
Africa	1,868	—	1,868	3,075	—	3,075
Chile	84	—	84	39,508	—	39,508
Other	7,922	—	7,922	9,659	—	9,659
Total royalties	$121,762	$—	$121,762	$183,915	$—	$183,915
Total streams and royalties	$359,790	$70,979	$288,811	$278,019	$33,450	$244,569

Income Taxes

The Company accounts for income taxes in accordance with the guidance of ASC 740.  The Company’s annual tax rate is based on income, statutory tax rates in effect and tax planning opportunities available to us in the various jurisdictions in which the Company operates.  Significant judgment is required in determining the annual tax expense, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets.  Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year’s liability by taxing authorities.

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

The Company has asserted the indefinite reinvestment of certain foreign subsidiary earnings as determined by management’s judgment about and intentions concerning the future operations of the Company.  As a result, the Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria.  Refer to Note 10 for further discussion on our assertion.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax expense in the period which they are determined. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Comprehensive Income (Loss)

In addition to net income, comprehensive income (loss) includes changes in equity during a period associated with cumulative unrealized changes in the fair value of marketable securities held for sale, net of tax effects.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to Royal Gold common stockholders by the weighted average number of outstanding common shares for the period, considering the effect of participating securities. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts that may require issuance of common shares were converted.  Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of common shares outstanding during each fiscal year.

Reclassifications

Certain income tax amounts in the prior period consolidated balance sheet and consolidated statement of cash flows have been reclassified to conform with the presentation in the current period consolidated balance sheet and consolidated statement of cash flows.  The reclassifications had no effect on reported net income (loss).

Recently Issued and Recently Adopted Accounting Standards

Recently Issued

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU guidance clarifying the definition of a business and providing additional guidance for determining whether transactions should be accounted for as acquisitions of assets or businesses.  The new guidance is effective for the Company July 1, 2018 and early adoption is permitted.  The new guidance is required to be applied on a prospective basis.  The Company is evaluating the new guidance.

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

In May 2014, the FASB issued ASU guidance for the recognition of revenue from contracts with customers.  This ASU superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States.  The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach, and is effective for the Company’s fiscal year beginning July 1, 2018.  Early adoption is permitted.

We plan to implement the new ASU revenue recognition guidance as of July 1, 2018, using the modified retrospective method with the cumulative effect, if any, of initial adoption to be recognized in Accumulated earnings at the date of initial application.  We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and financial reporting.  Based on the evaluation performed to-date, we expect to identify similar performance obligations as compared with deliverables and separate units of account previously identified.  We will continue to assess the impact of adopting this ASU throughout the remainder of calendar 2017.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted

In August 2014, the FASB issued ASU guidance for disclosure of uncertainties about an entity’s ability to continue as a going concern.  The new guidance requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern.  The new guidance was effective, and the Company adopted this standard, effective January 1, 2017.

3.  ACQUISITIONS

Acquisition of Additional Royalty Interests at Cortez

On September 19, 2016, Royal Gold, through its wholly-owned subsidiary, Denver Mining Finance Company, Inc., acquired a 3.75% Net Value Royalty (“NVR”) covering a significant area of Barrick Gold Corporation’s (“Barrick”) Cortez mine, including the Crossroads deposit, from a private party seller for total consideration of $70 million.  Giving effect to this acquisition, Royal Gold’s interests at Cortez Crossroads comprise a 4.52% NVR and a 5% sliding-scale Gross Smelter Return (“GSR”) royalty at current gold prices.  Royal Gold’s interests on production from the Pipeline and South Pipeline deposits as well as portions of the Gap deposit are comprised of a 4.91% NVR and a 5.71% GSR royalty at current gold prices.

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

Acquisition of Gold and Silver Stream at Pueblo Viejo

On September 29, 2015, RGLD Gold AG (“RGLD Gold”), a wholly-owned subsidiary of the Company, closed its Precious Metals Purchase and Sale Agreement with Barrick and its wholly‑owned subsidiary, BGC Holdings Ltd. (“BGC”) for a percentage of the gold and silver production attributable to Barrick’s 60% interest in the Pueblo Viejo mine located in the Dominican Republic.  Pursuant to the Precious Metals Purchase and Sale Agreement, RGLD Gold made a single advance payment of $610 million to BGC as part of the closing.  The transaction was effective as of July 1, 2015 for the gold stream and January 1, 2016 for the silver stream.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Barrick.

Acquisition and Amendment of Gold Stream on Wassa and Prestea

On July 28, 2015, RGLD Gold closed a $130 million gold stream transaction with a wholly‑owned subsidiary of Golden Star Resources Ltd. (together “Golden Star”).  On December 30, 2015, the parties executed an amendment providing for an additional $15 million investment (for a total investment of $145 million) by RGLD Gold.

Also on July 28, 2015 and separate from the stream transaction by RGLD Gold, the Company also funded a $20 million, 4 – year term loan to Golden Star and received warrants to purchase 5 million shares of Golden Star common stock, with a grant date fair value of approximately $0.8 million.  Interest under the term loan is due quarterly at a rate equal to 62.5% of the average daily gold price for the relevant quarter divided by 10,000, but not to exceed 11.5%.  The warrants have a term of four years and an exercise price of $0.27.

Funds are being used for ongoing development of Golden Star’s Wassa and Prestea mines in Ghana.  As of June 30, 2016, RGLD Gold had advanced $95 million.  During the fiscal year ended June 30, 2017, RGLD Gold funded the remaining $55 million of upfront payments to Golden Star.  The Company has no remaining upfront deposit payments associated with the Wassa and Prestea gold stream.

Under the terms of the stream transaction, Golden Star will deliver to RGLD Gold 9.25% of gold produced from the Wassa and Prestea mines, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production. At that point, the stream percentage will increase to 10.5% of gold produced from the Wassa and Prestea projects until an aggregate 240,000 ounces have been delivered.  Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining life of the mines.

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

The $20 million four‑year term loan and the received warrants have been recorded within Other assets on our consolidated balance sheets.  The warrants have been classified as a financial asset instrument and are recorded at fair value at each reporting period using the Black‑Scholes model.  Any change in the fair value of the warrants at subsequent reporting periods will be recorded within Interest and other income on our consolidated statements of operations and comprehensive income (loss).

Acquisition of Gold and Silver Stream at Rainy River

On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. (“New Gold”), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada (“Rainy River”).  Pursuant to the Purchase and Sale Agreement, RGLD Gold made an advance payment to New Gold, consisting of $100 million on July 20, 2015, and made the final scheduled payment of $75 million in November 2016.  The Company has no further upfront deposit payments associated with the Rainy River gold and silver stream as of June 30, 2017.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Acquisition of Gold Stream and Termination of Royalty Interest at Carmen de Andacollo

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

Also on July 9, 2015, Royal Gold Chile Limitada (“RG Chile”), a wholly owned subsidiary of the Company, entered into a Royalty Termination Agreement with CMCA.  The Royalty Termination Agreement terminated an amended Royalty Agreement originally dated January 12, 2010, which provided RG Chile with a royalty equivalent to 75% of the gold produced from the sulfide portion of the Andacollo mine until 910,000 payable ounces have been produced, and 50% of the gold produced thereafter.  CMCA paid total consideration of $345 million to RG Chile in connection with the Royalty Termination Agreement.  The net carrying value of the Andacollo royalty on the date of termination was approximately $207.5 million.  The royalty termination transaction was taxable in Chile and the United States.

In accordance with relevant guidance from the ASC, the Company determined it should account for the Andacollo Stream Agreement and the Royalty Termination Agreement as a single transaction because both transactions closed on the same date, both transactions were with the same counterparty, and the same mineral interest (gold) was part of both transactions.  As the Company accounted for the Andacollo Stream Agreement and Royalty Termination Agreement as a single transaction, it was further determined, based on the relevant ASC guidance, that no gain will be recognized as part of the transactions.

The Company accounted for the acquisition of the gold stream interest at Andacollo as an asset acquisition.  For US GAAP financial reporting purposes on the date of acquisition, the Company’s new consolidated carrying value in its stream interest at Andacollo was approximately $388.2 million, which included direct acquisition costs, and has been recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets.  The Andacollo gold stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Teck.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Peak Gold Joint Venture and Royalty Acquisition

On January 8, 2015, Royal Gold, through its wholly‑owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), and Contango ORE, Inc., through its wholly‑owned subsidiary CORE Alaska, LLC (together, “Contango”), entered into a limited liability company agreement for the Peak Gold JV, a joint venture for exploration and advancement of the Peak Gold Project located near Tok, Alaska. Contango contributed all of its assets relating to the Peak Gold Project to the Peak Gold JV, including a mining lease and certain state of Alaska mining claims.  Royal Alaska contributed $5.0 million in cash to the Peak Gold JV.  Contango initially held a 100% membership interest in the Peak Gold JV.  Royal Alaska has the right to obtain up to 40% of the membership interest in the Peak Gold JV by making contributions of up to $30.0 million (including Royal Alaska’s initial $5.0 million contribution) in cash to the Peak Gold JV by October 31, 2018.  As of June 30, 2017 and 2016, Royal Alaska has contributed $18.0 million and $5.7 million, respectively, and obtained a 29.5% and 11%, respectively, membership interest in the Peak Gold JV.

Royal Alaska will act as the manager of the Peak Gold JV and will be responsible for managing, directing and controlling the overall operations during the earn‑in period, and thereafter, provided Royal Alaska holds at least a 40% interest.  Royal Alaska will act as manager unless and until it fails to earn at least a 40% interest during the earn-in priod, is unanimously removed or resigns that position in the manner provided in the Peak Gold JV limited liability company agreement.

The Company follows the ASC guidance for identification and reporting of entities for which control is achieved through means other than voting rights.  The guidance defines such entities as Variable Interest Entities (“VIEs”).  The Company has identified the Peak Gold JV as a VIE, with Royal Alaska as the primary beneficiary, due to the legal structure and certain related factors of the limited liability company agreement for the Peak Gold JV.  The Company determined that the Peak Gold JV should be fully consolidated at fair value initially.  The fair value of the Company’s non‑controlling interest is $45.7 million and is based on the underlying value of the mineral property assigned to the Peak Gold JV, which is recorded as an exploration stage property within Stream and royalty interests, net on our consolidated balance sheets.

On September 30, 2014, Royal Gold acquired a 2.0% net smelter return (“NSR”) royalty and a 3.0% NSR royalty held by private parties over areas comprising the Peak Gold Project located near Tok, Alaska, for total consideration of $6.0 million.  The acquisition of the Peak Gold Project royalties has been accounted for as an asset acquisition.  The total purchase price, plus direct transaction costs, has been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET

The following summarizes the Company’s stream and royalty interests as of June 30, 2017 and 2016:

As of June 30, 2017 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(114,327)	$676,308
Pueblo Viejo	610,404	(67,149)	543,255
Andacollo	388,182	(39,404)	348,778
Wassa and Prestea	146,475	(22,715)	123,760
Total production stage stream interests	1,935,696	(243,595)	1,692,101
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	120,053
Peñasquito	99,172	(34,713)	64,459
Holt	34,612	(19,669)	14,943
Cortez	20,873	(10,633)	10,240
Other	483,643	(337,958)	145,685
Total production stage royalty interests	844,024	(488,644)	355,380
Total production stage stream and royalty interests	2,779,720	(732,239)	2,047,481

Development stage stream interests:
Rainy River	175,727	-	175,727
Other	12,031	-	12,031
Total development stage stream interests	187,758	-	187,758

Development stage royalty interests:
Pascua-Lama	380,657	—	380,657
Cortez	59,803	—	59,803
Other	63,811	—	63,811
Total development stage royalty interests	504,271	—	504,271
Total development stage stream and royalty interests	692,029	—	692,029
Total exploration stage royalty interests	152,746	—	152,746
Total stream and royalty interests	$3,624,495	$(732,239)	$2,892,256

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2016 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$783,046	$(74,060)	$—	$708,986
Pueblo Viejo	610,404	(21,902)	—	588,502
Andacollo	388,182	(18,286)	—	369,896
Wassa and Prestea	96,413	(7,816)	—	88,597
Total production stage stream interests	1,878,045	(122,064)	—	1,755,981
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	-	120,053
Peñasquito	99,172	(29,898)	-	69,274
Holt	34,612	(17,124)	-	17,488
Cortez	10,630	(10,000)	-	630
Other	531,735	(342,460)	(18,605)	170,670
Total production stage royalty interests	881,873	(485,153)	(18,605)	378,115
Total production stage stream and royalty interests	2,759,918	(607,217)	(18,605)	2,134,096
Development stage stream interests:
Rainy River	100,706	-	-	100,706
Other	87,883	(153)	(75,702)	12,028
Total development stage stream interests	188,589	(153)	(75,702)	112,734
Development stage royalty interests:
Pascua-Lama	380,657	—	—	380,657
Other	66,414	—	—	66,414
Total development stage royalty interests	447,071	—	—	447,071
Total development stage stream and royalty interests	635,660	(153)	(75,702)	559,805
Total exploration stage royalty interests	155,997	—	(1,811)	154,186
Total stream and royalty interests	$3,551,575	$(607,370)	$(96,118)	$2,848,087

Phoenix Gold

On December 20, 2016, the owner of the Phoenix Gold Project, Rubicon Minerals Corporation (“Rubicon”), announced a restructuring transaction under Canadian regulations.  As part of the restructuring transaction, RGLD Gold’s gold stream interest was terminated.  As discussed further below, the Company’s stream interest on the Phoenix Gold Project was written down to zero during the quarter ended March 31, 2016.  In exchange for termination of the gold stream, RGLD Gold received approximately three million common shares of Rubicon and three Net Smelter Return (“NSR”) royalties on properties owned by Rubicon, including a 1.0% NSR on the Phoenix Gold Project.

The fair value of the Rubicon common shares upon exchange was $3.4 million and is recorded within Other assets on our consolidated balance sheets and is accounted for under our available-for-sale accounting policy, which is also discussed in Note 2.  The Company also recognized a corresponding gain on the fair value of the Rubicon common shares received upon exchange.  The gain is recorded within Interest and other income on our consolidated statements of operations and comprehensive income (loss).

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Centerra acquired all of the issued and outstanding common shares of Thompson Creek.  RGLD Gold’s streaming interest at Mount Milligan was amended (the “amendment”) concurrently with the closing of the Arrangement.

Under the terms of the amendment, RGLD Gold’s 52.25% gold stream at Mount Milligan was amended to a 35% gold stream and an 18.75% copper stream.  RGLD Gold will continue to pay the lesser of $435 per ounce of gold delivered or the prevailing market price when purchased and will pay 15% of the spot price per metric tonne of copper delivered.  Mount Milligan gold in concentrate in transit prior to October 20, 2016, was delivered to RGLD Gold under the previous 52.25% stream.  Under the terms of both the original and amended agreements, there is a maximum of five months between concentrate shipment and final settlement.  Accordingly, RGLD Gold began receiving gold and copper deliveries reflecting the amended stream agreement in April 2017. The Company incurred approximately $7.7 million in direct transaction costs associated with the amendment.  These direct transaction costs have been capitalized as part of the Mount Milligan streaming interest within Stream and royalty interests, net on our consolidated balance sheets.

Impairment of stream and royalty interests and royalty receivables

In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each stream or royalty interest are measured and recorded to the extent that the carrying value in each stream or royalty interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash‑flows.  As part of the Company’s regular asset impairment analysis, the Company determined no impairment indicators were present as of June 30, 2017.  The Company determined the presence of impairment indicators and recorded impairment charges for the fiscal years ended June 30, 2016 and 2015 as summarized in the following table and discussed in detail below:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(Amounts in thousands)
Phoenix Gold(1)	$—	$75,702	$—
Inata(2)	—	11,982	—
Wolverine(2)	—	5,307	25,967
Other	—	3,127	2,372
Total impairment of stream and royalty interests	$—	$96,118	$28,339
Inata royalty receivable	—	2,855	—
Wolverine royalty receivable	—	(385)	2,996
Total impairment of stream and royalty interests and royalty receivables	$—	$98,588	$31,335

(1)	Included in Other development stage stream interests in the above stream and royalty interests table.
(2)	Included in Other production stage royalty interests in the above stream and royalty interests table.

Phoenix Gold

RGLD Gold previously owned the right to purchase 6.30% of any gold produced from the Phoenix Gold Project until 135,000 ounces were delivered, and 3.15% thereafter.  The Phoenix Gold Project is located in Red Lake, Ontario, Canada, and owned by Rubicon.  On January 11, 2016, Rubicon provided an updated geologic model and mineralized material statement for the Phoenix Gold Project, which included a significant reduction in mineralized material compared to previous statements provided by Rubicon.  Rubicon also announced that they were evaluating strategic alternatives, including merger and divestiture opportunities either at the corporate or asset level, obtaining new financing or capital restructurings.  A significant reduction in mineralized material, along with recent decreases in the long‑term metal price assumptions used by the industry, are indicators of impairment.

During the quarter ended March 31, 2016, the Company independently evaluated the updated geologic model and mineralized material statement in an effort to properly assess the recoverability of our carrying value.  The Company’s

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

technical evaluation was completed by internal and external personnel and included an economic analysis of the Phoenix Gold Project and a detailed review of the geological model and mineralized material statement.

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

The Company also had a royalty receivable of approximately $2.8 million associated with past due royalty payments on the Inata interest.  As a result of Avocet’s financial and operational difficulties and our review of the updated mine plan at Inata, the Company believes payment of the receivable is uncertain and provided for an allowance against the entire royalty receivable as of March 31, 2016. The Company continues to pursue collection of all past due payments.

Wolverine

The Company owns a 0.00% to 9.445% sliding‑scale NSR royalty on all gold and silver produced from the Wolverine underground mine and milling operation located in Yukon Territory, Canada, and operated by Yukon Zinc Corporation (“Yukon Zinc”).  As part of the Company’s impairment assessment for the three months ended December 31, 2014, the Company was notified of an updated mine plan at Wolverine, which included a significant reduction in reserves and resources when compared to the previous mine plan.  A significant reduction in reserves and resources, along with decreases in the long‑term metal price assumptions used by the industry, are indicators of impairment.

As part of the impairment determination, the fair value for Wolverine was estimated by calculating the net present value of the estimated future cash‑flows expected to be generated by the mining of the Wolverine deposits subject to our royalty interest.  The estimates of future cash‑flows were derived from a life‑of‑mine model developed by the Company using Yukon Zinc’s updated mine plan information.  The metal price assumptions used in the Company’s model were supported by consensus price estimates obtained from a number of industry analysts.  The future cash‑flows were discounted using a discount rate which reflects specific market risk factors the Company associates with the Wolverine royalty interest. Following the impairment charge during the three months ended December 31, 2014, the Wolverine royalty interest has a carrying value of $5.3 million as of June 30, 2015.

The Company had a royalty receivable of approximately $3.0 million associated with past due royalty payments on the Wolverine interest.  As a result of financial and operational results experienced by Yukon Zinc and their decision to put the mine on care and maintenance, the Company determined that payment of the receivable is uncertain and provided for an allowance against the entire receivable as of June 30, 2015.  The expense associated with the allowance is recorded within General and administrative expense on the Company’s consolidated statements of operations and comprehensive income (loss).

During the second half of calendar 2015, Yukon Zinc completed bankruptcy proceedings in the Supreme Court of British Columbia and during the quarter ended March 31, 2016, we were made aware of no further intentions to recommission the mine.  Based upon the updated developments and limited remaining mineralized material at Wolverine, the Company wrote down the remaining carrying value at Wolverine to zero as of March 31, 2016.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

As part of the Company’s regular asset impairment analysis during the three months ended March 31, 2016, including consideration of recent operator/property updates and developments, the Company determined that one production stage royalty interest and three exploration stage royalty interests should be written down to zero for a total impairment of approximately $3.1 million.

As part of the Company’s regular asset impairment analysis during the three months ended September 30, 2014, the Company determined that one production stage royalty interest and one exploration stage royalty interest should be written down to zero for a total impairment of $1.8 million.  As part of the termination of the Tulsequah Chief gold and silver stream, as discussed below, the Company wrote‑off approximately $0.6 million of direct acquisition costs during the three months ended December 31, 2014.

Termination of the Tulsequah Chief Gold and Silver Stream

On December 22, 2014, RGLD Gold terminated the Amended and Restated Gold and Silver Purchase and Sale Agreement (the “Tulsequah Agreement”), between RGLD Gold, the Company, Chieftain Metals Inc. and Chieftain Metals Corp. (together, “Chieftain”), relating to Chieftain’s Tulsequah Chief mining project located in British Columbia, Canada. Pursuant to the terms of the Agreement, Chieftain repaid RGLD Gold’s original $10.0 million advance payment.  As a result of the termination of the Tulsequah Agreement and repayment of our investment, the carrying value of the Tulsequah Chief gold and silver stream, which included our $10.0 million investment and approximately $0.6 million of direct acquisition costs, was reduced to zero during the three months ended December 31, 2014.

5. DEBT

The Company’s debt as of June 30, 2017 and 2016 consists of the following:

	As of June 30, 2017				As of June 30, 2016
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$370,000	$(25,251)	$(2,646)	$342,103	$370,000	$(36,943)	$(3,934)	$329,123
Revolving credit facility	250,000	—	(5,933)	244,067	275,000	—	(3,438)	271,562
Total debt	$620,000	$(25,251)	$(8,579)	$586,170	$645,000	$(36,943)	$(7,372)	$600,685

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of convertible senior notes due 2019 (“2019 Notes”). The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi‑annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the fiscal years ended June 30, 2017, 2016 and 2015 was approximately $23.6 million, $22.8 million and $22.1 million, respectively. Interest expense recognized includes the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs, and is recorded in Interest and other expense consolidated statements of operations and comprehensive income (loss).

Revolving credit facility

On June 2, 2017, the Company entered into a new $1 billion, 5-year revolving credit facility (“New Credit Facility”) with a final maturity in June 2022.  The New Credit Facility replaces the Company’s prior $650 million credit facility under the Sixth Amended & Restated Credit Agreement, dated as of January 29, 2014 (as amended) (“Prior Credit Facility”) that

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was set to mature in March 2021. The Company repaid the Prior Credit Facility using a combination of cash on hand of $50 million and a borrowing under the New Credit Facility of $250 million. Royal Gold may repay borrowings under the New Credit Facility at any time without premium or penalty.  The Company has $750 million of availability under the New Credit Facility as of June 30, 2017.

The New Credit Facility was entered into by Royal Gold as borrower, a wholly-owned subsidiary of Royal Gold as guarantor, and the Bank of Nova Scotia (“BNS”), as administrative agent, and BNS, HSBC Bank USA, National Association (“HSBC”), Canadian Imperial Bank of Commerce (“CIBC”), Bank of America, N.A., Goldman Sachs Bank USA, The Bank of Montreal, National Bank Financial, and Royal Bank of Canada, as lenders. Other agents under the New Credit Facility include BNS, HSBC and CIBC as Co-Lead Arrangers and Joint Bookrunners, HSBC as Syndication Agent and CIBC as Documentation Agent.

Features of the New Credit Facility include: (1) a $350 million increase in maximum aggregate commitments over the Prior Credit Facility from $650 million to $1.0 billion; (2) a final maturity of June 2022 as compared to March 2021 under the Prior Credit Facility; (3) a $250 million accordion feature, which allows the Company to increase commitments under the facility, subject to satisfaction of certain conditions and receipt of additional commitments from existing or new lenders, to an aggregate commitment amount of up to $1.25 billion; (4) commitment fees on undrawn amounts ranging from 0.25% per annum to 0.55% per annum based on the Company’s leverage ratio (as defined therein); (5) an interest rate, as selected by the Company, based on the Company’s leverage ratio, which rates range from either (i) LIBOR + 1.25% per annum to LIBOR + 2.75% per annum or (ii) the “base rate” plus an applicable margin of 0.25% per annum to 1.75% per annum, where the “base rate” is equal to the greatest of (A) the applicable annual interest rate charged by BNS for U.S. Dollar loans, (B) the aggregate of the Federal Funds Effective Rate (as defined therein) plus 0.5% per annum and (C) LIBOR for an interest period of one month plus 1.0% per annum; (6) a minimum interest coverage ratio (as defined therein) of 3.0 to 1.0, and (7) a maximum leverage ratio (as defined therein) of 3.5 to 1.0, increasing to 4.0 to 1.0 for two quarters following completion of a material permitted acquisition of $250 million or more (as further defined therein).

As of June 30, 2017, the interest rate on borrowings under the New Credit Facility was LIBOR plus 1.75% for an all-in rate of 2.97%.  The Company was in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the New Credit Facility as of June 30, 2017.  Interest expense recognized on the revolving credit facility for the fiscal years ended June 30, 2017, 2016 and 2015 was approximately $9.9 million, $8.1 million and $0.6 million, respectively, and included interest on the outstanding borrowings and the amortization of the debt issuance costs.

6. REVENUE

Revenue is comprised of the following:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(Amounts in thousands)
Stream interests	$314,011	$238,028	$94,104
Royalty interests	126,803	121,762	183,915
Total revenue	$440,814	$359,790	$278,019

7. STOCK‑BASED COMPENSATION

In November 2015, shareholders of the Company approved the 2015 Omnibus Long‑Term Incentive Plan (“2015 LTIP”). Under the 2015 LTIP, 2,500,000 shares of common stock have been authorized for future grants to officers, directors, key employees and other persons.  The 2015 LTIP provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, SSARs and cash awards. Any of these awards may, but need not, be made as performance incentives.  Stock options granted under the 2015 LTIP may be non‑qualified stock options or incentive stock options.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized stock‑based compensation expense as follows:

	For the Fiscal Year Ended
	June 30,
	2017	2016	2015
	(Amounts in thousands)
Stock options	$393	$454	$417
Stock appreciation rights	1,851	1,687	1,422
Restricted stock	3,840	3,686	2,511
Performance stock	3,899	4,212	791
Total stock-based compensation expense	$9,983	$10,039	$5,141

Stock‑based compensation expense is included within General and administrative expense on the consolidated statements of operations and comprehensive income (loss).

Stock Options and Stock Appreciation Rights

Stock option and SSARs awards are granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant.  Stock option and SSARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service.  Stock option and SSARs awards have 10 year contractual terms.

To determine stock‑based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black‑Scholes‑Merton (“Black‑Scholes”) option pricing model for all periods presented.  The Black‑Scholes model requires key assumptions in order to determine fair value.  Those key assumptions during the fiscal year 2017, 2016 and 2015 grants are noted in the following table:

	Stock Options			SSARs
	2017	2016	2015	2017	2016	2015
Weighted-average expected volatility	41.7%	36.9%	37.3%	41.1%	36.9%	36.6%
Weighted-average expected life in years	5.5	5.5	5.5	5.8	5.4	5.3
Weighted-average dividend yield	1.11%	1.06%	1.00%	1.11%	1.00%	1.00%
Weighted-average risk free interest rate	1.2%	1.6%	1.7%	1.3%	1.6%	1.7%

The Company’s expected volatility is based on the historical volatility of the Company’s stock over the expected option term.  The Company’s expected option term is determined by historical exercise patterns along with other known employee or company information at the time of grant.  The risk free interest rate is based on the zero‑coupon U.S. Treasury bond at the time of grant with a term approximate to the expected option term.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

A summary of stock option activity for the fiscal year ended June 30, 2017, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2016	117,823	$59.04
Granted	7,200	$83.29
Exercised	(17,198)	$37.30
Forfeited	—	$—
Outstanding at June 30, 2017	107,825	$64.13	6.2	$1,551
Exercisable at June 30, 2017	77,310	$63.32	5.5	$1,148

The weighted‑average grant date fair value of options granted during the fiscal years ended June 30, 2017, 2016 and 2015, was $29.54, $18.05 and $24.86, respectively.  The total intrinsic value of options exercised during the fiscal years ended June 30, 2017, 2016 and 2015, were $0.5 million, $0.1 million, and $0.7 million, respectively.

As of June 30, 2017, there was approximately $0.3 million of total unrecognized stock‑based compensation expense related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of 1.5 years.

SSARs

A summary of SSARs activity for the fiscal year ended June 30, 2017, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2016	367,805	$62.58
Granted	63,340	$83.29
Exercised	(7,000)	$30.96
Forfeited	—	$—
Outstanding at June 30, 2017	424,145	$66.19	6.6	$5,404
Exercisable at June 30, 2017	269,987	$63.62	5.6	$3,928

The weighted‑average grant date fair value of SSARs granted during the fiscal years ended June 30, 2017, 2016 and 2015 was $29.76, $18.35 and $24.42, respectively.  The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2017, 2016 and 2015, were $0.2 million, $0.3 million, and $0.2 million, respectively.

As of June 30, 2017, there was approximately $2.0 million of total unrecognized stock‑based compensation expense related to non‑vested SSARs, which is expected to be recognized over a weighted‑average period of 1.7 years.

Other Stock‑based Compensation

Performance Shares

During fiscal 2017, officers and certain employees were granted 29,830 shares of restricted common stock that can be earned only upon the Company’s achievement of certain pre‑defined performance measures.  Specifically, for performance shares granted in fiscal 2017, one‑half of the shares awarded may vest upon the Company’s achievement of

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annual growth in Net Gold Equivalent Ounces (“Net GEOs”) (“GEO Shares”).  The second one‑half of performance shares granted in fiscal 2017 may vest based on the Company’s total shareholder return (“TSR”) compared to the TSRs of other members of the Market Vectors Gold Miners ETF (GDX) (“TSR Shares”).  GEO Shares and TSR Shares may vest by linear interpolation in a range between zero shares if neither threshold Net GEO and TSR metric is met; to 100% of GEO Shares and TSR Shares awarded if both target Net GEO and TSR metrics are met; to 200% of the Net GEO and TSR shares awarded if both the maximum Net GEO and TSR metrics are met.  The GEO Shares will expire in five years from the date of grant if the performance measure is not met, while the TSR Shares will expire in three years from the date of grant if the TSR market condition and three year service condition are not met.

The Company measures the fair value of the GEO Shares based upon the market price of our common stock as of the date of grant.  In accordance with ASC 718, the measurement date for the GEO Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained.  At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock.  For shares that were previously estimated to be probable of vesting and are no longer deemed to be probable of vesting, compensation expense is reversed during the period in which it is determined they are no longer probable of vesting.  Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned.

In accordance with ASC 718, provided the market condition within the TSR Shares, the Company measured the grant date fair value using a Monte Carlo valuation model.  The fair value of the TSR Shares ($53.65 per share) is multiplied by the target number of TSR Shares granted to determine total stock‑based compensation expense.  Total stock‑based compensation expense of the TSR Shares is amortized on a straight‑line basis over the requisite service period, or three years.  Stock‑based compensation expense for the TSR Shares is recognized provided the requisite service period is rendered, regardless of when, if ever, the TSR market condition is satisfied.  The Company will reverse previously recognized stock‑based compensation expense attributable to the TSR Shares only if the requisite service period is not rendered.

A summary of the status of the Company’s non‑vested Performance Shares for the fiscal year ended June 30, 2017, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at July 1, 2016	210,178	$63.78
Granted	29,830	$68.47
Vested	(45,774)	$65.57
Expired	(29,550)	$68.18
Forfeited	—	$—
Non-vested at June 30, 2017	164,684	$68.53

As of June 30, 2017, total unrecognized stock‑based compensation expense related to Performance Shares was approximately $1.4 million, which is expected to be recognized over the average remaining vesting period of 1.8 years.

Restricted Stock

Officers, non‑executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”).  During fiscal 2017, officers and certain employees were granted 31,380 shares of Restricted Stock.  Restricted Stock awards granted to officers and certain employees vest over three years beginning after a two‑year holding period from the date of grant with one‑third of the shares vesting in years three, four and five, respectively.  Also during fiscal year 2017, our non‑executive directors were granted 13,510 shares of Restricted Stock.  The non‑executive directors’ shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company measures the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant.  Restricted Stock is amortized over the applicable vesting period using the straight‑line method.  Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment or service with the Company.

A summary of the status of the Company’s non‑vested Restricted Stock for the fiscal year ended June 30, 2017, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at July 1, 2016	176,522	$63.46
Granted	44,890	$83.29
Vested	(54,603)	$64.08
Forfeited	—	$—
Non-vested at June 30, 2017	166,809	$68.60

As of June 30, 2017, total unrecognized stock‑based compensation expense related to Restricted Stock was approximately $5.4 million, which is expected to be recognized over the weighted‑average vesting period of 3.0 years.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2017 and 2016.

Common Stock Issuances

During the fiscal years ended June 30, 2017, 2016 and 2015, options to purchase 17,198, 2,500 and 20,488 shares, respectively, were exercised, resulting in proceeds of approximately $0.5 million, $0.1 million and $0.8 million, respectively.

Stockholders’ Rights Plan

On September 10, 2007, the Company entered into the First Amended and Restated Rights Agreement, dated September 10, 2007 (the “Rights Agreement”).  The Rights Agreement was approved by the Company’s board of directors (the “Board”).  The Rights Agreement expires on September 10, 2017, and an amended or new stockholder rights plan may or may not be implemented in the future.

The Rights Agreement is intended to deter coercive or abusive tender offers and market accumulations. The Rights Agreement is designed to encourage an acquirer to negotiate with the Board and to enhance the Board’s ability to act in the best interests of all the Company’s stockholders.

Under the Rights Agreement, each stockholder of the Company holds one preferred stock purchase right (a “Right”) for each share of Company common stock held. The Rights generally become exercisable only in the event that an acquiring party accumulates 15 percent or more of the Company’s outstanding shares of common stock. If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holders to purchase one one‑thousandth of a newly issued share of Series A junior participating preferred stock of Royal Gold or the Company’s common stock with a value equal to twice the exercise price of the Right, initially set at $175 under the terms and conditions set forth in the Rights Agreement.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EARNINGS PER SHARE (“EPS”)

Basic earnings (loss) per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock‑based compensation awards that contain non‑forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two‑class method.  The Company’s unvested restricted stock awards contain non‑forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised SSARs and unvested performance stock do not contain rights to dividends.  Under the two‑class method, the earnings (loss) used to determine basic earnings (loss) per common share are reduced by an amount allocated to participating securities.  Use of the two‑class method has an immaterial impact on the calculation of basic and diluted earnings (loss) per common share.

The following table summarizes the effects of dilutive securities on diluted EPS for the period:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands, except per share data)
Net income (loss) available to Royal Gold common stockholders	$101,530	$(77,149)	$51,965
Weighted-average shares for basic EPS	65,152,782	65,074,455	65,007,861
Effect of other dilutive securities	125,171	-	117,312
Weighted-average shares for diluted EPS	65,277,953	65,074,455	65,125,173
Basic earnings (loss) per share	$1.55	$(1.18)	$0.80
Diluted earnings (loss) per share	$1.55	$(1.18)	$0.80

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash. As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the initial conversion price of $105.31.

10. INCOME TAXES

For financial reporting purposes, Income (loss) before income taxes includes the following components:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(Amounts in thousands)
United States	$15,253	$(230)	$17,569
Foreign	103,613	(21,528)	44,675
	$118,866	$(21,758)	$62,244

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Income tax expense consisted of:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(Amounts in thousands)
Current:
Federal	$13,975	$45,878	$22,418
State	308	135	(36)
Foreign	10,602	19,650	14,835
	$24,885	$65,663	$37,217
Deferred and others:
Federal	$(1,443)	$(6,986)	$(5,506)
State	(18)	(78)	(49)
Foreign	3,017	2,081	(22,096)
	$1,556	$(4,983)	$(27,651)
Total income tax expense	$26,441	$60,680	$9,566

The provision for income taxes for the fiscal years ended June 30, 2017, 2016 and 2015, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre‑tax income (net of non‑controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(Amounts in thousands)
Total expense computed by applying federal rates	$41,603	$(7,615)	$21,786
State and provincial income taxes, net of federal benefit	78	(1)	25
Excess depletion	(1,517)	(882)	(1,429)
Estimates for uncertain tax positions	2,870	1,866	1,404
Statutory tax attributable to non-controlling interest	3,162	1,838	(211)
Effect of foreign earnings	3,046	61,576	6,536
Effect of foreign earnings indefinitely reinvested	(22,922)	3,406	(7,601)
Canadian rate adjustment	—	—	4,070
Chilean tax reform	—	—	(2,481)
Unrealized foreign exchange gains	(746)	(2,439)	(10,949)
Changes in estimates	(3,676)	1,641	(359)
Valuation allowance	4,374	849	—
Other	169	441	(1,225)
	$26,441	$60,680	$9,566

The effective tax rate includes the impact of certain undistributed foreign subsidiary earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. The Company has the ability and intent to indefinitely reinvest these foreign earnings based on revenue and cash projections of our other investments, current cash on hand, and availability under our revolving credit facility. No deferred tax has been provided on the difference between the tax basis in the stock of the consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2017 and 2016, are as follows:

	2017	2016
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$5,979	$5,691
Net operating losses	5,341	12,385
Foreign tax credits	19,869	—
Other	7,382	4,610
Total deferred tax assets	38,571	22,686
Valuation allowance	(6,474)	(2,100)
Net deferred tax assets	$32,097	$20,586
Deferred tax liabilities:
Mineral property basis	$(122,870)	$(127,337)
Unrealized foreign exchange gains	(1,097)	(1,273)
2019 Notes	(8,634)	(12,639)
Investment in the Peak Gold JV	(5,475)	—
Other	(595)	(124)
Total deferred tax liabilities	(138,671)	(141,373)
Total net deferred taxes	$(106,574)	$(120,787)

The Company reviews the measurement of its deferred tax assets at each balance sheet date.  All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of June 30, 2017 and 2016, the Company had $6.5 million and $2.1 million of valuation allowances recorded, respectively.  The valuation allowance remaining at June 30, 2017 is attributable to US foreign tax credits and capital loss carryforwards in non‑US subsidiaries.

At June 30, 2017 and 2016, the Company had $32.1 million and $59.5 million of net operating loss carry forwards, respectively. The decrease in the net operating loss carry forwards is primarily attributable to the utilization of net operating losses by non‑U.S. subsidiaries.  The majority of the tax loss carry forwards are in jurisdictions that allow a twenty year carry forward period.  As a result, these losses do not begin to expire until the 2028 tax year, and the Company anticipates the losses will be fully utilized.

As of June 30, 2017 and 2016, the Company had $28.5 million and $26.9 million of unrecognized tax benefits, respectively.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2017	2016	2015
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$26,960	$26,120	$23,956
Additions / Reductions for tax positions of current year	1,394	840	2,421
Additions / Reductions for tax positions of prior years	188	—	—
Reductions due to settlements with taxing authorities	—	—	(257)
Reductions due to lapse of statute of limitations	—	—	—
Total amount of gross unrecognized tax benefits at end of year	$28,542	$26,960	$26,120

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non‑U.S. income tax examinations by tax authorities for fiscal years before 2013. As a result of (i) statutes of limitation that will begin to expire within the next 12 months in various jurisdictions, (ii) possible settlements of audit‑related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(iii) additional accrual of exposure and interest on existing items, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will not decrease in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.  At June 30, 2017 and 2016, the amount of accrued income‑tax‑related interest and penalties was $6.8 million and $5.7 million, respectively.  The gross unrecognized tax benefits reflected in the tabular reconciliation do not include interest and penalties and are not reduced by advanced deposits of $9.7 million made to taxing authorities.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental cash flow information for the fiscal years ending June 30, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	(Amounts in thousands)
Cash paid during the period for:
Interest	$18,999	$17,691	$10,638
Income taxes, net of refunds	$26,835	$76,072	$20,272
Non-cash investing and financing activities:
Dividends declared	$62,066	$59,388	$56,715

12. FAIR VALUE MEASUREMENTS

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

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model‑derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3: Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy.

	As of June 30, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Warrants(1)	$2,194	$2,194	$—	$2,194	$—
Total assets		$2,194	$—	$2,194	$—
Liabilities (In thousands):
Debt(2)	$421,749	$400,029	$400,029	$—	$—
Total liabilities		$400,029	$400,029	$—	$—

(1)	Included in Other assets on the Company’s consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)

Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid‑in capital in the Company’s consolidated balance sheets.

The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market. The carrying value of the Company’s revolving credit facility (Note 5) approximates fair value as of June 30, 2017.  The warrants issued by Golden Star (Note 3) classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets.

As of June 30, 2017, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non‑recurring basis like those associated with stream and royalty interests, intangible assets and other long‑lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.  Refer to Note 4 for discussion of inputs used to develop fair value for those stream and royalty interests that were determined to be impaired during the twelve months ended June 30, 2016 and 2015.

13. MAJOR SOURCES OF REVENUE

Operators that contributed greater than 10% of the Company’s total revenue for any of fiscal years 2017, 2016 or 2015 were as follows (revenue amounts in thousands):

	Fiscal Year 2017		Fiscal Year 2016		Fiscal Year 2015
		Percentage of		Percentage of		Percentage of
		total		total		total
Operator	Revenue	revenue	Revenue	revenue	Revenue	revenue
Centerra	$136,737	31.0%	$125,438	34.9%	$94,104	33.8%
Barrick	104,009	23.6%	49,683	13.8%	24,849	8.9%
Teck	60,251	13.7%	49,243	13.7%	38,033	13.7%

14. COMMITMENTS AND CONTINGENCIES

Ilovica Gold Stream Acquisition

As of June 30, 2017, the Company’s conditional funding schedule, of $163.75 million as part of its Ilovica gold stream acquisition in October 2014 remains subject to certain conditions.

Voisey’s Bay

The Company indirectly owns a royalty on the Voisey’s Bay mine in Newfoundland and Labrador owned by Vale Newfoundland & Labrador Limited (“VNL”).  The royalty is directly owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly‑owned indirect subsidiary, Voisey’s Bay Holding Corporation, is the general partner and 90% owner.  The remaining 10% interest in LNRLP is owned by Altius Royalty Corporation, a company unrelated to Royal Gold.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of selected quarterly financial information (unaudited).  Some amounts in the below table may not sum‑up in total as a result of rounding.

			Net income (loss)
		Operating	attributable to	Basic earnings	Diluted earnings
		income	Royal Gold	(loss) per	(loss) per
	Revenue	(loss)	stockholders	share	share
	(Amounts in thousands except per share data)
Fiscal year 2017 quarter-ended:
September 30,	$117,947	$40,891	$29,787	$0.46	$0.46
December 31,	106,961	34,481	28,062	0.43	0.43
March 31,	106,972	35,951	23,661	0.36	0.36
June 30,	108,934	34,619	20,020	0.31	0.31
	$440,814	$145,942	$101,530	$1.55	$1.55

Fiscal year 2016 quarter-ended:	(Amounts in thousands except per share data)
September 30,	$74,056	$21,185	$(45,046)	$(0.69)	$(0.69)
December 31,	98,118	27,173	15,114	0.23	0.23
March 31,	93,487	(72,058)	(67,656)	(1.04)	(1.04)
June 30,	94,129	28,516	20,439	0.32	0.32
	$359,790	$4,816	$(77,149)	$(1.18)	$(1.18)

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)          Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management’s assessment and those criteria, management concluded that, as of June 30, 2017, our internal control over financial reporting is effective.

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

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2017.

(c)          Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act during our fourth fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)          Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Royal Gold, Inc.

We have audited Royal Gold Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Royal Gold, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Royal Gold, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Royal Gold, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended June 30, 2017 of Royal Gold, Inc. and our report dated August 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
August 10, 2017

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the Company’s Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2017, and is incorporated by reference in this Annual Report on Form 10‑K.

The Company’s Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S‑K adopted by the SEC under the Exchange Act that applies to our principal executive officer and principal financial and accounting officer is available on the Company’s website at www.royalgold.com and in print without charge to any stockholder who requests a copy.  Requests for copies should be directed to Royal Gold, Inc., Attention: Vice President, General Counsel and Secretary, 1660 Wynkoop Street, Suite 1000, Denver, Colorado, 80202.  The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8‑K regarding any amendment to, or a waiver from, a provision of the Company’s Code of Business Conduct and Ethics by posting such information on the Company’s website.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is included in the Company’s Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2017, and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company’s Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2017, and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the Company’s Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2017, and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the Company’s Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2017, and is incorporated by reference in this Annual Report on Form 10‑K.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Financial Statements

(b)     Exhibits

Reference is made to the Exhibit Index beginning on page 86 hereof.

ITEM 16.       FORM 10-K SUMMARY

The optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: August 10, 2017	By:	/s/ TONY JENSEN
Tony Jensen
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)
Date: August 10, 2017	By:	/s/ TONY JENSEN
Tony Jensen
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2017	By:	/s/ STEFAN L. WENGER
Stefan Wenger
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 10, 2017	By:	/s/ WILLIAM M. HAYES
William M. Hayes
Chairman

Date: August 10, 2017	By:	/s/ M. CRAIG HAASE
M. Craig Haase
Director

Date: August 10, 2017	By:	/s/ KEVIN MCARTHUR
Kevin McArthur
Director

Date: August 10, 2017	By:	/s/ JAMIE SOKALSKY
Jamie Sokalsky
Director

Date: August 10, 2017	By:	/s/ CHRIS M.T. THOMPSON
Chris M. T. Thompson
Director

Date: August 10, 2017	By:	/s/ RONALD J. VANCE
Ronald J. Vance
Director

Date: August 10, 2017	By:	/s/ SYBIL VEENMAN
Sybil Veenman
Director

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2016 and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on August 28, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K on September 4, 2014 and incorporated herein by reference)

3.3

Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K on September 10, 2007 and incorporated herein by reference)

3.4

Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K on February 23, 2010 and incorporated herein by reference)

4.1

First Amended and Restated Rights Agreement dated September 10, 2007 between Royal Gold, Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8‑A on September 10, 2007 and incorporated herein by reference)

4.2

Appendix I to Schedule B of the Amended and Restated Arrangement Agreement, dated January 15, 2010, among Royal Gold, Inc., RG Exchangeco Inc. (formerly, 7296355 Canada Ltd.) and International Royalty Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8‑K on January 22, 2010 and incorporated herein by reference)

4.3

Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K on June 20, 2012 and incorporated herein by reference)

4.4

Supplemental Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8‑K on June 20, 2012 and incorporated herein by reference)

10.1▲	2004 Omnibus Long‑Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.2▲	2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on November 16, 2015 and incorporated herein by reference)

10.3▲	2015 Omnibus Long‑Term Incentive Plan, as amended (filed as Exhibit 4.2 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017 and incorporated herein by reference)

10.4▲	Royal Gold Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017 and incorporated herein by reference)

10.5▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

Exhibit Number	Description

10.6▲

Form of Incentive Stock Option Agreement (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.7▲

Form of Non‑qualified Stock Option Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

10.8▲

Form of Restricted Stock Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

10.9▲

Form of Restricted Stock Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on August 17, 2012 and incorporated herein by reference)

10.10▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.11▲

Form of Restricted Stock Agreement (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.12▲

Form of Performance Share Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

10.13▲

Form of Performance Share Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (1) (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on August 24, 2011 and incorporated herein by reference)

10.14▲

Form of Performance Share Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (2) (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on August 24, 2011 and incorporated herein by reference)

10.15▲

Form of Performance Share Agreement (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.16▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

10.17▲

Form of Stock Appreciation Rights Agreement—Stock Settled (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

Exhibit Number	Description

10.18▲	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on September 4, 2014 and incorporated herein by reference)

10.19▲

Form of Employment Agreement by and between Royal Gold, Inc. and Tony Jensen (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on July 8, 2016 and incorporated herein by reference)

10.20▲

Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Karli Anderson, William Heissenbuttel, Mark Isto, Bruce Kirchhoff and Stefan Wenger (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on July 8, 2016 and incorporated herein by reference)

10.21▲	Form of Amendment to Equity Award Agreements (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on April 27, 2016 and incorporated herein by reference)

10.22

Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company’s Current Report on Form 8‑K on April 12, 1999 and incorporated herein by reference)

10.23

Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company’s Current Report on Form 8‑K on September 2, 1999 and incorporated herein by reference)

10.24

Royalty Deed and Agreement, dated effective as of April 15, 1991, between ECM, Inc. and Royal Crescent Valley, Inc. (filed as Exhibit 10(1) to the Company’s Annual Report on Form 10‑K for the year ended June 30, 1991 and incorporated herein by reference)

10.25	Assignment and Assumption Agreement, dated December 6, 2002 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K on December 23, 2002 and incorporated herein by reference)

10.26

Royalty Assignment and Agreement, effective as of December 26, 2002, between High Desert Mineral Resources, Inc. and High Desert Gold Corporation (filed as Exhibit 99.4 to the Company’s Current Report on Form 8‑K on September 22, 2005 and incorporated herein by reference)

10.27

Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, dated as of November 30, 1995, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8‑K on September 22, 2005 and incorporated herein by reference)

10.28

Amendment to Royalty Assignment, Confirmation, Amendment, and Restatement of Royalty, and Agreement, effective as of October 1, 2004, among Barrick Bullfrog Inc., Barrick Goldstrike Mines Inc. and Royal Hal Co. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8‑K on September 22, 2005 and incorporated herein by reference)

10.29

Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q on February 9, 2007 and incorporated herein by reference)

Exhibit Number	Description

10.30

Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q on February 9, 2007 and incorporated herein by reference)

10.31

Labrador Option Agreement, dated May 18, 1993, between Diamond Fields Resources Inc. and Archean Resources Ltd., as amended (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10‑Q on May 7, 2010 and incorporated herein by reference)

10.32

Robinson Property Trust Ancillary Agreement by and between Kennecott Holdings Corporation, Kennecott Rawhide Mining Company and Kennecott Nevada Copper Company and BHP Nevada Mining Company, dated September 12, 2003 (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10‑K on August 26, 2010 and incorporated herein by reference)

10.33

Shares Purchase and Sale Agreement by Jaime Ugarte Lee and others to Compañia Minera Barrick Chile Limitada, dated as of March 23, 2001 (English Translation) (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10‑K on August 26, 2010 and incorporated herein by reference)

10.34

Royalty Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated March 29, 2005, as supplemented and amended by the Supplemental Deed between St Barbara Mines Limited and Resource Capital Funds III L.P., dated May 20, 2005 (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10‑K on August 26, 2010 and incorporated herein by reference)

10.35

Net Smelter Return Royalty Agreement by and between Newmont Canada Limited and Barrick Gold Corporation, dated October 8, 2004 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10‑K on August 26, 2010 and incorporated herein by reference)

10.36

Royalty for Technical Expertise Agreement by and between Tenedoramex S. A. de C. V. and Kennecott Minerals Company, dated as of March 23, 2001 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K on January 6, 2006 and incorporated herein by reference)

10.37

Agreement for Amendment and Restatement of Royalty for Technical Expertise between Minas de Oro Nacional S.A. de C.V. and RG Mexico, Inc. dated May 27, 2011 (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10‑K on August 18, 2011 and incorporated herein by reference)

10.38†

Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on December 15, 2011 and incorporated herein by reference)

10.39†

First Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of August 8, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on August 9, 2012 and incorporated herein by reference)

Exhibit Number	Description

10.40

Second Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 11, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q on January 29, 2015 and incorporated herein by reference).

10.41

Third Amendment to Amended and Restated Purchase and Sale Agreement, dated October 20, 2016, among RGLD Gold AG, Thompson Creek Metals Company Inc. and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 3, 2016 and incorporated herein by reference)

10.42

Intercreditor Agreement by and among RGLD Gold AG, Terrane Metals Corp. and Valiant Trust Company dated November 27, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q on January 31, 2013 and incorporated herein by reference)

10.43

Net Smelter Royalty Agreement between Barrick Gold Corporation and McWatters Mining Inc., dated April 3, 2003 (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10‑K on August 18, 2011 and incorporated herein by reference)

10.44

Agreement between Rio Tinto Metals Limited and MK Gold Company, dated September 1, 1999 (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10‑K on August 18, 2011 and incorporated herein by reference)

10.45

Net Smelter Return Royalty Agreement between Expatriate Resources Ltd. and Atna Resources Ltd., dated June 16, 2004, as modified by Partial Assignment of Royalty between Atna Resources Ltd, Equity Engineering Ltd. and Yukon Zinc Corporation, dated August 20, 2007 (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10‑K on August 18, 2011 and incorporated herein by reference)

10.46

Form of Agreement for Assignment of Partnership Interest in Crescent Valley Partners, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on January 8, 2014 and incorporated herein by reference)

10.47

Third Amendment to Amended and Restated Purchase and Sale Agreement, dated October 20, 2016, among RGLD Gold AG, Thompson Creek Metals Company Inc. and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 3, 2016 and incorporated herein by reference)

10.48

Intercreditor Agreement, dated October 20, 2016, among The Bank of Nova Scotia for the Senior Debt Secured Parties identified therein, RGLD Gold AG and Thompson Creek Metals Company Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 3, 2016 and incorporated herein by reference)

10.49

Revolving Facility Credit Agreement, dated June 2, 2017, among Royal Gold, Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

Exhibit Number	Description

10.50

Pledge Agreement by Royal Gold, Inc. in favor of The Bank of Nova Scotia, dated June 2, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

10.51

Pledge Agreement by Royal Gold, Inc. in favor of The Bank of Nova Scotia, dated June 2, 2017 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

10.52

Share Pledge Agreement by Royal Gold, Inc. in favor of The Bank of Nova Scotia, dated June 2, 2017 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

10.53▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.54▲

Form of Restricted Stock Agreement under Royal Gold 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.55▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.56▲

Form of Performance Share Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.57▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.58*▲	Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan

10.59*▲	Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan

21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes‑Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit Number	Description

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

▲	Identifies each management contract or compensation plan or arrangement.

†

Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.