Form 10-Q
period 2017-09-30
ROYAL GOLD INC
filed 2017-11-02
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

There were 65,454,278 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 26, 2017.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30, 2017	June 30, 2017
ASSETS
Cash and equivalents	$88,395	$85,847
Royalty receivables	29,079	26,886
Income tax receivable	26,023	22,169
Stream inventory	7,794	7,883
Prepaid expenses and other	4,488	822
Total current assets	155,779	143,607
Stream and royalty interests, net (Note 2)	2,852,598	2,892,256
Other assets	57,518	58,202
Total assets	$3,065,895	$3,094,065
LIABILITIES
Accounts payable	$2,924	$3,908
Dividends payable	15,708	15,682
Income tax payable	11,686	5,651
Foreign withholding taxes payable	3,462	3,425
Other current liabilities	5,915	5,617
Total current liabilities	39,695	34,283
Debt (Note 3)	539,772	586,170
Deferred tax liabilities	121,731	121,330
Uncertain tax positions	28,120	25,627
Other long-term liabilities	6,391	6,391
Total liabilities	735,709	773,801
Commitments and contingencies (Note 10)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,306,271 and 65,179,527 shares outstanding, respectively	653	652
Additional paid-in capital	2,184,639	2,185,796
Accumulated other comprehensive income	1,076	879
Accumulated earnings	100,972	88,050
Total Royal Gold stockholders’ equity	2,287,340	2,275,377
Non-controlling interests	42,846	44,887
Total equity	2,330,186	2,320,264
Total liabilities and equity	$3,065,895	$3,094,065

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2017	2016
Revenue	$112,476	$117,947

Costs and expenses
Cost of sales	20,419	22,662
General and administrative	6,899	10,507
Production taxes	543	497
Exploration costs	3,203	3,288
Depreciation, depletion and amortization	39,692	40,102
Total costs and expenses	70,756	77,056

Operating income	41,720	40,891

Interest and other income	989	1,557
Interest and other expense	(8,617)	(8,305)
Income before income taxes	34,092	34,143

Income tax expense	(7,544)	(7,188)
Net income	26,548	26,955
Net loss attributable to non-controlling interests	2,083	2,832
Net income attributable to Royal Gold common stockholders	$28,631	$29,787

Net income	$26,548	$26,955
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available-for-sale securities	197	—
Comprehensive income	26,745	26,955
Comprehensive loss attributable to non-controlling interests	2,083	2,832
Comprehensive income attributable to Royal Gold stockholders	$28,828	$29,787

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.44	$0.46
Basic weighted average shares outstanding	65,235,496	65,116,686
Diluted earnings per share	$0.44	$0.46
Diluted weighted average shares outstanding	65,404,680	65,280,904
Cash dividends declared per common share	$0.24	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$26,548	$26,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	39,692	40,102
Amortization of debt discount and issuance costs	3,679	3,351
Non-cash employee stock compensation expense	2,373	4,144
Deferred tax expense	(727)	(1,030)
Other	(223)	(153)
Changes in assets and liabilities:
Royalty receivables	(2,193)	(7,048)
Stream inventory	89	(3,125)
Income tax receivable	(3,854)	(3,215)
Prepaid expenses and other assets	(1,654)	(1,724)
Accounts payable	(985)	1,777
Income tax payable	6,035	(13,264)
Foreign withholding taxes payable	37	1,086
Uncertain tax positions	2,493	6,374
Other liabilities	299	878
Net cash provided by operating activities	$71,609	$55,108

Cash flows from investing activities:
Acquisition of stream and royalty interests	(5)	(90,083)
Other	100	(226)
Net cash provided by (used in) investing activities	$95	$(90,309)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	70,000
Repayment of revolving credit facility	(50,000)	—
Net payments from issuance of common stock	(3,529)	(2,038)
Common stock dividends	(15,682)	(15,012)
Purchase of additional royalty interest from non-controlling interest	—	(1,025)
Other	55	(315)
Net cash (used in) provided by financing activities	$(69,156)	$51,610
Net increase in cash and equivalents	2,548	16,409
Cash and equivalents at beginning of period	85,847	116,633
Cash and equivalents at end of period	$88,395	$133,042

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.    OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on August 10, 2017 (“Fiscal 2017 10-K”).

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.  Reclassified amounts were not material to the financial statements.

Recently Issued and Adopted Accounting Standards

Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) guidance for the recognition of revenue from contracts with customers.  This ASU superseded virtually all of the existing revenue recognition guidance under U.S. GAAP.  The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach, and is effective for the Company’s fiscal year beginning July 1, 2018.  Early adoption is permitted.

We plan to implement the new ASU revenue recognition guidance as of July 1, 2018, using the modified retrospective method with the cumulative effect, if any, of initial adoption to be recognized in Accumulated earnings at the date of initial application.  We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and financial reporting.  Based on the evaluation performed to-date, we expect to identify similar performance obligations as compared with deliverables and separate units of account previously identified.  We will continue to assess the impact of adopting this ASU throughout the remainder of fiscal year 2018.

Recently Adopted

In March 2016, the FASB issued ASU guidance related to stock-based compensation.  The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, statement of cash flows presentation, estimating forfeitures when calculating compensation expense, and classification of awards as either equity or liabilities.

The new standard requires all excess tax benefits and tax deficiencies to be recognized as income tax benefit (expense) in the income statement.  The new guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than a financing activity and requires presentation of cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation as a financing activity.  The new guidance also provides for an election to account for forfeitures of stock-based compensation.

The Company adopted the ASU guidance effective July 1, 2017.  With respect to the forfeiture election, the Company will continue its current practice of estimating forfeitures when calculating compensation expense.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

2.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s stream and royalty interests, net as of September 30, 2017 and June 30, 2017.

As of September 30, 2017 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(123,427)	$667,208
Pueblo Viejo	610,404	(79,801)	530,603
Andacollo	388,182	(43,722)	344,460
Wassa and Prestea	146,475	(28,695)	117,780
Total production stage stream interests	1,935,696	(275,645)	1,660,051
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	120,053
Peñasquito	99,172	(35,882)	63,290
Holt	34,612	(20,103)	14,509
Cortez	20,878	(10,879)	9,999
Other	483,643	(343,722)	139,921
Total production stage royalty interests	844,029	(496,257)	347,772
Total production stage stream and royalty interests	2,779,725	(771,902)	2,007,823

Development stage stream interests:
Rainy River	175,727	—	175,727
Other	12,031	—	12,031
Total development stage stream interests	187,758	—	187,758

Development stage royalty interests:
Pascua-Lama	380,657	—	380,657
Cortez	59,803	—	59,803
Other	63,811	—	63,811
Total development stage royalty interests	504,271	—	504,271
Total development stage stream and royalty interests	692,029	—	692,029
Total exploration stage royalty interests	152,746	—	152,746
Total stream and royalty interests	$3,624,500	$(771,902)	$2,852,598

As of June 30, 2017 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(114,327)	$676,308
Pueblo Viejo	610,404	(67,149)	543,255
Andacollo	388,182	(39,404)	348,778
Wassa and Prestea	146,475	(22,715)	123,760
Total production stage stream interests	1,935,696	(243,595)	1,692,101
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	120,053
Peñasquito	99,172	(34,713)	64,459
Holt	34,612	(19,669)	14,943
Cortez	20,873	(10,633)	10,240
Other	483,643	(337,958)	145,685
Total production stage royalty interests	844,024	(488,644)	355,380
Total production stage stream and royalty interests	2,779,720	(732,239)	2,047,481
Development stage stream interests:
Rainy River	175,727	—	175,727
Other	12,031	—	12,031
Total development stage stream interests	187,758	—	187,758
Development stage royalty interests:
Pascua-Lama	380,657	—	380,657
Cortez	59,803	—	59,803
Other	63,811	—	63,811
Total development stage royalty interests	504,271	—	504,271
Total development stage stream and royalty interests	692,029	—	692,029
Total exploration stage royalty interests	152,746	—	152,746
Total stream and royalty interests	$3,624,495	$(732,239)	$2,892,256

3.    DEBT

The Company’s non-current debt as of September 30, 2017 and June 30, 2017 consists of the following:

	As of September 30, 2017				As of June 30, 2017
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$370,000	$(22,206)	$(2,318)	$345,476	$370,000	$(25,251)	$(2,646)	$342,103
Revolving credit facility	200,000	—	(5,704)	194,296	250,000	—	(5,933)	244,067
Total debt	$570,000	$(22,206)	$(8,022)	$539,772	$620,000	$(25,251)	$(8,579)	$586,170

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012.  The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three months ended September 30, 2017, was $6.0 million compared to $5.8 million for the three months ended September 30, 2016, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $1 billion revolving credit facility.  As of September 30, 2017, the Company had $200 million outstanding and $800 million available under the revolving credit facility with an interest rate on borrowings of LIBOR plus 1.75% for an all-in rate of 3.07%.  During the three months ended September 30, 2017, the Company repaid $50.0 million of the outstanding borrowings under the revolving credit facility.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.  Interest expense recognized on the revolving credit facility for the three months ended September 30, 2017, was $1.8 million and $1.9 million for the three months ended September 30, 2016, and included interest on the outstanding borrowings and the amortization of the debt issuance costs.

As discussed in Note 5 to the notes to consolidated financial statements in the Company’s Fiscal 2017 10-K, the Company has financial covenants associated with its revolving credit facility.  As of September 30, 2017, the Company was in compliance with each financial covenant.

4.    REVENUE

Revenue is comprised of the following:

	Three Months Ended
	September 30,	September 30,
	2017	2016
	(Amounts in thousands)
Stream interests	$78,762	$85,504
Royalty interests	33,714	32,443
Total revenue	$112,476	$117,947

5.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended
	September 30,	September 30,
	2017	2016
	(Amounts in thousands)
Stock options	$91	$108
Stock appreciation rights	488	468
Restricted stock	1,426	1,374
Performance stock	368	2,194
Total stock-based compensation expense	$2,373	$4,144

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three months ended September 30, 2017 and 2016, the Company granted the following stock-based compensation awards:

	Three Months Ended
	September 30,	September 30,
	2017	2016
	(Number of shares)
Stock options	6,858	7,200
Stock appreciation rights	71,262	63,340
Restricted stock	50,380	44,890
Performance stock	34,010	29,830
Total equity awards granted	162,510	145,260

As of September 30, 2017, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$473	2.0
Stock appreciation rights	3,627	2.3
Restricted stock	7,684	3.4
Performance stock	2,790	2.1

6.    EARNINGS PER SHARE (“EPS”)

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended
	September 30,	September 30,
	2017	2016
	(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$28,631	$29,787
Weighted-average shares for basic EPS	65,235,496	65,116,686
Effect of other dilutive securities	169,184	164,218
Weighted-average shares for diluted EPS	65,404,680	65,280,904
Basic earnings per share	$0.44	$0.46
Diluted earnings per share	$0.44	$0.46

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $102.91.

7.    INCOME TAXES

	Three Months Ended
	September 30,	September 30,
	2017	2016
	(Amounts in thousands, except rate)
Income tax expense	$7,544	$7,188
Effective tax rate	22.1%	21.1%

The increase in the effective tax rate for the three months ended September 30, 2017 is primarily attributable to the re-measurement of Canadian dollar deferred tax liabilities to US dollars due to changes in the Canadian dollar to US dollar exchange rate.

8.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of September 30, 2017			As of June 30, 2017
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$842,935	$220,160	$1,063,095	$852,035	$221,618	$1,073,653
Dominican Republic	530,603	—	530,603	543,256	—	543,256
Chile	344,460	453,369	797,829	348,778	453,369	802,147
Africa	117,780	553	118,333	123,760	572	124,332
Mexico	—	103,039	103,039	—	105,889	105,889
United States	—	167,430	167,430	—	168,378	168,378
Australia	—	36,563	36,563	—	37,409	37,409
Other	12,031	23,675	35,706	12,030	25,162	37,192
Total	$1,847,809	$1,004,789	$2,852,598	$1,879,859	$1,012,397	$2,892,256

The Company’s revenue, cost of sales and net revenue by reportable segment for the three months ended September 30, 2017 and 2016, is geographically distributed as shown in the following table:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$31,952	$9,223	$22,729	$38,386	$12,578	$25,808
Dominican Republic	25,403	7,588	17,815	20,950	5,896	15,054
Chile	12,337	1,812	10,525	20,169	2,998	17,171
Africa	9,070	1,796	7,274	5,999	1,190	4,809
Total streams	$78,762	$20,419	$58,343	$85,504	$22,662	$62,842

Royalties:
Mexico	$10,897	$—	$10,897	$9,596	$—	$9,596
United States	10,429	—	10,429	9,706	—	9,706
Canada	6,092	—	6,092	6,188	—	6,188
Australia	3,320	—	3,320	3,462	—	3,462
Africa	462	—	462	824	—	824
Chile	—	—	—	489	—	489
Other	2,514	—	2,514	2,178	—	2,178
Total royalties	$33,714	$—	$33,714	$32,443	$—	$32,443
Total streams and royalties	$112,476	$20,419	$92,057	$117,947	$22,662	$95,285

9.    FAIR VALUE MEASUREMENTS

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

	As of September 30, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$4,998	$4,998	$4,998	$—	$—
Total assets		$4,998	$4,998	$—	$—
Liabilities (In thousands):
Debt(2)	$424,794	$409,538	$409,538	$—	$—
Total liabilities		$409,538	$409,538	$—	$—

(1)

Available-for-sale securities of $3.9 million included within Other assets and trading securities of $1.1 million included within Prepaid expenses and other on the Company’s consolidated balance sheets.

(2)

Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital on the Company’s consolidated balance sheets.

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.  The warrants that were part of the term loan funded to a subsidiary of Golden Star Resources Ltd. (“Golden Star”) in July 2015 were exercised during the quarter-ended September 30, 2017.  The warrants had been classified within Level 2 of the fair value hierarchy as of June 30, 2017.  The fair value of the Golden Star common shares received by the Company upon exercise of the warrants are classified within Level 1 of the fair value hierarchy as of September 30, 2017.  The Company sold all of the common shares of Golden Star received upon exercise of the warrants in October 2017.  The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.  The carrying value of the Company’s revolving credit facility (Note 3) approximates fair value as of September 30, 2017.

As of September 30, 2017, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

10.COMMITMENTS AND CONTINGENCIES

Ilovica Gold Stream Acquisition

As of September 30, 2017, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

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

On October 6, 2017, LNRLP filed a Fresh as Amended Statement of Claim, amending the original October 16, 2009 Statement of Claim and amendments thereto made in December 2014, in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited, and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine.  LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey’s Bay began in late 2005, and since defendants began processing Voisey’s Bay concentrates at the new Long Harbour processing facility, and that the defendants have breached their contractual duties of good faith in several ways.  LNRLP requests an order in respect of the correct calculation of future payments, and unspecified damages for non-payment and underpayment of past royalties to the date of the claim, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase, and trial is expected to commence in the second half of calendar 2018.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2017.

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “NVR,” “metal stream (or “stream”)” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2017 10-K.

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

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of September 30, 2017, we owned stream interests on four producing properties and two development stage properties.  Stream interests accounted for approximately 70% and 72% of our total revenue for the three months ended September 30, 2017 and 2016, respectively.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of September 30, 2017, we owned royalty interests on 35 producing properties, 20 development stage properties and 134 exploration stage properties, of which we consider 51 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 30% and 28% of our total revenue for the three months ended September 30, 2017 and 2016, respectively.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold, LLC joint venture (“Peak Gold JV”), we generally are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

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

For the three months ended September 30, 2017 and 2016, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,278	77%	$1,335	88%
Silver ($/ounce)	$16.84	10%	$19.61	7%
Copper ($/pound)	$2.88	10%	$2.16	2%
Other	N/A	3%	N/A	3%

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

Please refer to our Fiscal 2017 10-K for further discussion of our principal producing and development stream and royalty interests.

Principal Producing Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Barrick Gold Corporation ("Barrick")	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 4.91% NVR; 4.52% NVR (Crossroads)
Mount Milligan	British Columbia, Canada	Centerra Gold Inc. ("Centerra")	Gold stream - 35.00% of payable gold
Copper stream - 18.75% of payable copper
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo	Sanchez Ramirez, Dominican Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter)
Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Wassa and Prestea(1)	Western Region of Ghana	Golden Star Resources Ltd. (“Golden Star”)	Gold stream - 9.25% of gold produced

(1)	Gold stream percentage increases to 10.5% upon the earlier of (i) December 31, 2017 or (ii) the date at which Wassa and Prestea underground projects achieve commercial production.

Principal Development Stage Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Rainy River(1)	Ontario, Canada	New Gold, Inc. (“New Gold”)	Gold stream - 6.5% of gold produced (until 230,000 ounces delivered; 3.25% thereafter)
Silver stream - 60% of silver produced (until 3.1 million ounces delivered; 30% thereafter)
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.45% sliding-scale NSR
1.09% fixed rate royalty (copper)

(1)

New Gold announced commercial production at Rainy River in October 2017.  Upon delivery of the first metal from Rainy River as part of our stream agreement, the Company will reclassify the Rainy River stream interest to production stage.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2017

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2017.  The following table shows such production estimates for our principal producing properties for calendar 2017 as well as the actual production reported to us by the various operators through September 30, 2017.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing and development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2017

Principal Producing Properties

	Calendar 2017 Operator’s Production Estimate			Calendar 2017 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	61,600			40,500
Mount Milligan(4)	235,000 - 255,000		55 - 65 million	164,000		41.3 million
Pueblo Viejo(5)	635,000 - 650,000	Not provided		468,000	Not provided
Wassa and Prestea	255,000 - 280,000			195,800
Royalty:
Cortez GSR1	102,200			57,200
Cortez GSR2	1,600			600
Cortez GSR3	103,800			57,800
Cortez NVR1	63,900			29,900
Peñasquito(6)	410,000	Not provided		393,000	16.0 million
Lead			125 million			96.8 million
Zinc			325 million			263.2 million

(1)

Production estimates received from our operators are for calendar 2017.  Please refer to our cautionary statement regarding third party information at the beginning of this MD&A.  There can be no assurance that production estimates received from our operators will be achieved.  Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2017 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2017 through September 30, 2017, unless otherwise noted.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)

The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.  The operator did not provide estimated or actual silver production.

(6)	The estimated and actual gold production shown for Peñasquito are payable gold in concentrate. The operator did not provide estimated silver production.

Property Developments

The following property development information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 13,000 ounces of gold for the three months ended September 30, 2017, compared to approximately 15,300 ounces of gold for the three months ended September 30, 2016.

Teck indicated their expectation that grades will continue to gradually decline in calendar 2017 and future years, which they expect to be offset largely by planned throughput improvements in the mill.  Teck expects production in calendar 2017 to be similar to calendar 2016.

The current life of mine for Andacollo is expected to continue until 2034. Additional permitting or amendments will be required to execute the life of mine plan.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 18,800 ounces of gold for the three months ended September 30, 2017, compared to approximately 29,900 ounces of gold for the three months ended September 30, 2016.  The decrease during the current quarter is primarily attributable to the reduced stream rate of 35% versus 52.25% in the prior year quarter.  Centerra announced a decrease from their previously reported gold production guidance of 260,000 to 290,000 ounces to 235,000 to 255,000 ounces.  Centerra indicated that the revised forecast is due to lower than expected mill throughput as a result of lower equipment availabilities which led to lower gold production.

Copper stream deliveries from Mount Milligan were approximately 1,170 tonnes during the three months ended September 30, 2017.  Copper stream deliveries began during the June 2017 quarter.

Centerra continues to evaluate the mine and mill to improve metal recovery and mill throughput. Centerra also worked with external consultants to develop and prioritize several process optimization opportunities related to flotation performance.  Optimization studies and continuous improvement initiatives to improve mill circuit efficiencies are ongoing.   Comminution studies to understand equipment capabilities and restrictions were conducted around the secondary crushing plant and mill grinding circuits.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 10,500 ounces of gold for the three months ended September 30, 2017, compared to approximately 13,700 ounces for the three months ended September 30, 2016. Barrick announced a narrowing of their calendar 2017 gold production guidance from between 625,000 to 650,000 ounces to between 635,000 to 650,000 ounces.

Silver stream deliveries were approximately 470,000 ounces of silver for the three months ended September 30, 2017, compared to approximately 543,300 ounces of silver for the three months ended September 30, 2016.

Rainy River

On October 19, 2017, New Gold announced that the Rainy River mine achieved commercial production, approximately two weeks ahead of schedule.  In its first 30 days of operation, New Gold reported that Rainy River has successfully processed approximately 457,000 tonnes of ore and that both grade and recoveries were consistent with their commissioning plan.  For the period October 1 to October 24, 2017, Rainy River processed an average of 18,500 tonnes per day, which is approximately 88% of nameplate capacity.

On September 28, 2017, New Gold also announced the approval of the Schedule 2 Amendment of the Metal Mining Effluent Regulations required to close two small creeks to complete construction of the main tailings storage facility.

RGLD Gold AG (“RGLD Gold”) has a streaming interest on 6.5% of the gold and 60% of the silver from Rainy River. The Company expects to receive monthly gold and silver deliveries from Rainy River beginning in the December 2017 quarter.  At calendar year-end 2016, New Gold reported reserves of approximately 3.9 million ounces of gold and 10 million ounces of silver at Rainy River.

Wassa and Prestea

Gold stream deliveries from Wassa and Prestea were approximately 7,400 ounces of gold for the three months ended September 30, 2017, compared to approximately 4,500 ounces for the three months ended September 30, 2016.

On September 29, 2017, Golden Star announced stoping at Prestea underground commenced and expects to achieve commercial production at Prestea underground during the December 2017 quarter.  Exploration drilling is underway at Prestea underground, with the objective of increasing the annual production rate and extending the mine life.  Gold production from the Wassa underground operation continues to ramp-up, as previously reported by Golden Star.  Our gold stream percentage increases to 10.5% upon the earlier of (i) December 31, 2017 or (ii) the date at which Wassa and Prestea underground projects achieve commercial production.

On August 1, 2017, Golden Star confirmed its calendar 2017 gold production guidance of between 255,000 and 280,000 ounces.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez increased approximately 37% over the prior year quarter. Waste stripping at Crossroads, which is subject to our NVR1 (Crossroads) royalty interest, restarted in October 2016 and is currently ongoing.  Production from Crossroads is expected to begin in calendar 2018.

Peñasquito

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito increased approximately 34%, 14%, 10% and 27%, respectively during the three months ended September 30, 2017, when compared to the three months ended September 30, 2016.   Increased production was attributable to higher grades and recoveries for each metal.

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

Goldcorp reported that proven and probable gold mineral reserves as of June 30, 2017 totaled 9.0 million ounces, compared to 10.0 million ounces as of June 30, 2016.  Mine depletion accounted for 0.7 million ounces, while higher input costs and updated metallurgical recoveries lead to a change in cut-off grade resulting in the reclassification of approximately 0.4 million ounces into the measured and indicated mineral resource category.

On September 25, 2017, Goldcorp reported that the Pyrite Leach Project (“PLP”) was 40% complete and is expected to commence commissioning in the December 2018 quarter, three months ahead of schedule. Goldcorp expects the PLP to add production of approximately one million ounces of gold and 44 million ounces of silver over the current life of the mine.

Results of Operations

Quarter Ended September 30, 2017, Compared to Quarter Ended September 30, 2016

For the quarter ended September 30, 2017, we recorded net income attributable to Royal Gold stockholders of $28.6 million, or $0.44 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $29.8 million, or $0.46 per basic and diluted share, for the quarter ended September 30, 2016.  The decrease in our earnings per share was primarily attributable to a decrease in revenue during the current period, as discussed below.  The decrease in revenue during the current period was partially offset by a decrease in general and administrative expenses, which is also discussed below.

For the quarter ended September 30, 2017, we recognized total revenue of $112.5 million, which is comprised of stream revenue of $78.8 million and royalty revenue of $33.7 million at an average gold price of $1,278 per ounce, an average silver price of $16.84 per ounce and an average copper price of $2.88 per pound.  This is compared to total revenue of $117.9 million for the three months ended September 30, 2016, which was comprised of stream revenue of $85.5 million and royalty revenue of $32.4 million, at an average gold price of $1,335 per ounce, an average silver price of $19.61 per ounce and an average copper price of $2.16 per pound for the quarter ended September 30, 2016.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended September 30, 2017 and 2016

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2017			September 30, 2016
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$31,952			$38,386
	Gold		18,600	oz.		28,900	oz.
	Copper		2.6	Mlbs.		N/A
Pueblo Viejo		$25,403			$20,950
	Gold		12,900	oz.		11,000	oz.
	Silver		536,600	oz.		323,300	oz.
Andacollo	Gold	$12,337	9,700	oz.	$20,169	15,200	oz.
Wassa and Prestea	Gold	$9,070	7,100	oz.	$5,999	4,500	oz.
Total stream revenue		$78,762			$85,504

Royalty(2):
Peñasquito		$7,796			$5,821
	Gold		134,000	oz.		100,100	oz.
	Silver		5.9	Moz.		5.2	Moz.
	Lead		36.2	Mlbs.		33.0	Mlbs.
	Zinc		92.4	Mlbs.		73.0	Mlbs.
Cortez	Gold	$2,988	29,900	oz.	$2,040	21,800	oz.
Other(3)	Various	$22,930	N/A		$24,582	N/A
Total royalty revenue		$33,714			$32,443
Total revenue		$112,476			$117,947

(1)

Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the three months ended September 30, 2017 and 2016, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)	Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue for the three months ended September 30, 2017, compared with the three months ended September 30, 2016, resulted primarily from a decrease in our stream revenue and a decrease in the average gold and silver prices.  The decrease in our stream revenue was primarily attributable to decreased gold production at Mount Milligan and Andacollo, partially offset by a production increase at Wassa and Prestea and new copper deliveries from Mount Milligan.  Copper deliveries from Mount Milligan began during our June 2017 quarter.  Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2017 and 2016, and gold and silver ounces in inventory as of September 30, 2017, and June 30, 2017, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2017		September 30, 2016		September 30, 2017	June 30, 2017
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	18,700	18,600	29,900	28,900	200	100
Pueblo Viejo	10,500	12,900	13,700	11,000	10,500	12,900
Andacollo	13,000	9,600	15,300	15,200	3,500	100
Wassa and Prestea	7,400	7,100	4,500	4,500	1,200	1,000
Total	49,600	48,200	63,400	59,600	15,400	14,100

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2017		September 30, 2016		September 30, 2017	June 30, 2017
Silver Stream	Purchases (Moz.)	Sales (Moz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	470,000	536,600	543,300	323,300	470,200	536,800

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2017		September 30, 2016		September 30, 2017	June 30, 2017
Copper Stream	Purchases (tonnes)	Sales (tonnes)	Purchases (tonnes)	Sales (tonnes)	Inventory (tonnes)	Inventory (tonnes)
Mount Milligan	1,169	1,169	N/A	N/A	—	—

Our royalty revenue increased during the quarter ended September 30, 2017, compared with the quarter ended September 30, 2016, primarily due to an increase in gold production at Peñasquito.  Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Cost of sales decreased to $20.4 million for the three months ended September 30, 2017 from $22.7 million for the three months ended September 30, 2016. The decrease was primarily due to decreased gold sales from Andacollo and Mount Milligan.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative expenses decreased to $6.9 million for the three months ended September 30, 2017 from $10.5 million for the three months ended September 30, 2016.  The decrease during the current quarter was primarily due to a decrease in non-cash stock based compensation expense and legal costs of approximately $1.8 million and $1.1 million, respectively.

During the three months ended September 30, 2017, we recognized income tax expense totaling $7.5 million compared with an income tax expense of $7.2 million during the three months ended September 30, 2016.  This resulted in an effective tax rate of 22.1% in the current period, compared with 21.1% in the quarter ended September 30, 2016.  The increase in the effective tax rate for the three months ended September 30, 2017 is primarily attributable to the re-measurement of Canadian dollar deferred tax liabilities to US dollars due to changes in the Canadian dollar to US dollar exchange rate.

Liquidity and Capital Resources

Overview

At September 30, 2017, we had current assets of $155.8 million compared to current liabilities of $39.7 million resulting in working capital of $116.1 million and a current ratio of 4 to 1.  This compares to current assets of $143.6 million and current liabilities of $34.3 million at June 30, 2017, resulting in working capital of $109.3 million and a current ratio of approximately 4 to 1.

During the quarter ended September 30, 2017, liquidity needs were met from $92.1 million in net revenue and our available cash resources.  During the three months ended September 30, 2017, the Company repaid $50.0 million of the outstanding borrowings under the revolving credit facility.  As of September 30, 2017, the Company had $800 million available and $200 million outstanding under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $916 million of total available liquidity as of September 30, 2017.  The Company was in compliance with each financial covenant under the revolving credit facility as of September 30, 2017.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on our debt.

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

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2017 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $71.6 million for the three months ended September 30, 2017, compared to $55.1 million for the three months ended September 30, 2016.  The increase was primarily due to a decrease in income taxes paid of approximately $14.7 million and an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $3.9 million.

Investing Activities

Net cash provided by investing activities totaled $0.1 million for the three months ended September 30, 2017, compared to cash used in investing activities of $90.3 million for the three months ended September 30, 2016.  The decrease in cash used in investing activities is primarily due to a decrease in acquisitions of stream and royalty interests in mineral properties compared to the prior year period.

Financing Activities

Net cash used in financing activities totaled $69.2 million for the three months ended September 30, 2017, compared to cash provided by financing activities of $51.6 million for the three months ended September 30, 2016.  The decrease in cash provided by financing activities is primarily due to the Company’s $70 million borrowing under its revolving credit facility to fund a royalty acquisition during the prior year quarter.  During the three months ended September 30, 2017, the Company repaid $50.0 million of the outstanding borrowings under the revolving credit facility.

Recently Issued or Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently issued or adopted accounting standards.  Refer to our Fiscal 2017 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold stream and royalty interests; statements related to ongoing developments and expected developments at properties where we hold stream and royalty interests; effective tax rate estimates; the adequacy of financial resources and funds to cover anticipated expenditures for debt service and general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, expected delivery dates of gold, silver, copper and other metals, and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-

looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

•

risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, validity of security interests, governmental consents for granting interests in exploration and exploitation licenses, application and enforcement of real estate, mineral tenure, contract, safety, environmental and permitting laws, currency fluctuations, expropriation of property, repatriation of earnings, taxation, price controls, inflation, import and export regulations, community unrest and labor disputes, endemic health issues, corruption, enforcement and uncertain political and economic environments;

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

as well as other factors described elsewhere in this report and our other reports filed with the SEC, including our Fiscal 2017 10-K.  Most of these factors are beyond our ability to predict or control.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  Forward-looking statements speak only as of the date on which they are made.  We disclaim any obligation to update any forward-looking statements made herein, except as required by law.  Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our stream and royalty interests and may reduce our revenues. Certain contracts governing our royalty stream interests have features that may amplify the negative effects of a drop in metals prices,” under Part I, Item 1A of our Fiscal 2017 10-K, for more information that can affect gold, silver, copper and other metal prices as well as historical gold, silver, copper and nickel prices.

During the three month period ended September 30, 2017, we reported revenue of $112.5 million, with an average gold price for the period of $1,278 per ounce, an average silver price of $16.84 per ounce and an average copper price of $2.88 per pound.  Approximately 77% of our total reported revenues for the three months ended September 30, 2017 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the three months ended September 30, 2017, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $8.9 million.

Approximately 10% of our total reported revenues for the three months ended September 30, 2017 were attributable to silver sales from our silver producing stream and royalty interests.  For the three months ended September 30, 2017, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $1.1 million.

Approximately 10% of our total reported revenues for the three months ended September 30, 2017 were attributable to copper sales from our copper producing stream and royalty interests.  For the three months ended September 30, 2017, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.1 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 10 of our notes to consolidated financial statements for a discussion of the litigation associated with our Voisey’s Bay royalty.

ITEM 1A.    RISK FACTORS

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2017 10-K.

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

ROYAL GOLD, INC.

Date: November 2, 2017
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)