Form 10-Q
period 2017-12-31
ROYAL GOLD INC
filed 2018-02-08
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

There were 65,455,293 shares of the Company’s common stock, par value $0.01 per share, outstanding as of February 1, 2018.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	December 31, 2017	June 30, 2017
ASSETS
Cash and equivalents	$98,132	$85,847
Royalty receivables	29,285	26,886
Income tax receivable	27,366	22,169
Stream inventory	7,359	7,883
Prepaid expenses and other	3,337	822
Total current assets	165,479	143,607
Stream and royalty interests, net (Note 2)	2,810,616	2,892,256
Other assets	53,305	58,202
Total assets	$3,029,400	$3,094,065
LIABILITIES
Accounts payable	$2,251	$3,908
Dividends payable	16,363	15,682
Income tax payable	15,097	5,651
Foreign withholding taxes payable	3,451	3,425
Other current liabilities	4,413	5,617
Total current liabilities	41,575	34,283
Debt (Note 3)	493,486	586,170
Deferred tax liabilities	147,548	121,330
Uncertain tax positions	30,187	25,627
Other long-term liabilities	16,787	6,391
Total liabilities	729,583	773,801
Commitments and contingencies (Note 10)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,307,285 and 65,179,527 shares outstanding, respectively	653	652
Additional paid-in capital	2,186,648	2,185,796
Accumulated other comprehensive income	687	879
Accumulated earnings	69,842	88,050
Total Royal Gold stockholders’ equity	2,257,830	2,275,377
Non-controlling interests	41,987	44,887
Total equity	2,299,817	2,320,264
Total liabilities and equity	$3,029,400	$3,094,065

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Revenue	$114,348	$106,961	$226,824	$224,909

Costs and expenses
Cost of sales	19,863	22,502	40,282	45,163
General and administrative	9,555	7,538	16,455	18,045
Production taxes	602	445	1,145	942
Exploration costs	1,358	2,476	4,561	5,764
Depreciation, depletion and amortization	42,008	39,519	81,701	79,621
Total costs and expenses	73,386	72,480	144,144	149,535

Operating income	40,962	34,481	82,680	75,374

Interest and other income	645	7,488	1,634	9,045
Interest and other expense	(9,034)	(9,823)	(17,651)	(18,128)
Income before income taxes	32,573	32,146	66,663	66,291

Income tax expense	(48,360)	(5,044)	(55,904)	(12,232)
Net (loss) income	(15,787)	27,102	10,759	54,059
Net loss attributable to non-controlling interests	1,022	960	3,105	3,791
Net (loss) income attributable to Royal Gold common stockholders	$(14,765)	$28,062	$13,864	$57,850

Net (loss) income	$(15,787)	$27,102	$10,759	$54,059
Adjustments to comprehensive (loss) income, net of tax
Unrealized change in market value of available-for-sale securities	(390)	822	(193)	822
Comprehensive (loss) income	(16,177)	27,924	10,566	54,881
Comprehensive loss attributable to non-controlling interests	1,022	960	3,105	3,791
Comprehensive (loss) income attributable to Royal Gold stockholders	$(15,155)	$28,884	$13,671	$58,672

Net (loss) income per share available to Royal Gold common stockholders:
Basic (loss) earnings per share	$(0.23)	$0.43	$0.21	$0.89
Basic weighted average shares outstanding	65,306,766	65,149,518	65,271,131	65,133,102
Diluted (loss) earnings per share	$(0.23)	$0.43	$0.21	$0.88
Diluted weighted average shares outstanding	65,306,766	65,253,209	65,460,430	65,264,137
Cash dividends declared per common share	$0.25	$0.24	$0.49	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Six Months Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$10,759	$54,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	81,701	79,621
Amortization of debt discount and issuance costs	7,413	6,751
Non-cash employee stock compensation expense	4,395	6,443
Deferred tax expense (benefit)	28,958	(3,211)
Other	(158)	(4,638)
Changes in assets and liabilities:
Royalty receivables	(2,399)	(7,135)
Stream inventory	524	(689)
Income tax receivable	(5,197)	(52)
Prepaid expenses and other assets	(328)	(835)
Accounts payable	(1,658)	(1,832)
Income tax payable	9,445	(12,120)
Foreign withholding taxes payable	26	1,636
Uncertain tax positions	4,560	6,052
Other liabilities	9,193	822
Net cash provided by operating activities	$147,234	$124,872

Cash flows from investing activities:
Acquisition of stream and royalty interests	—	(192,818)
Other	(94)	1,774
Net cash used in investing activities	$(94)	$(191,044)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	70,000
Repayment of revolving credit facility	(100,000)	—
Net payments from issuance of common stock	(3,541)	(2,320)
Common stock dividends	(31,391)	(30,035)
Purchase of additional royalty interest from non-controlling interest	—	(1,438)
Other	77	(2,680)
Net cash (used in) provided by financing activities	$(134,855)	$33,527
Net increase (decrease) in cash and equivalents	12,285	(32,645)
Cash and equivalents at beginning of period	85,847	116,633
Cash and equivalents at end of period	$98,132	$83,988

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on August 10, 2017 (“Fiscal 2017 10-K”).

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.  Reclassified amounts were not material to the financial statements.

Recently Issued and Adopted Accounting Standards

Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) guidance for the recognition of revenue from contracts with customers.  This ASU superseded virtually all of the existing revenue recognition guidance under U.S. GAAP.  The core principle of the five step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach.  The standard is effective for the Company’s fiscal year beginning July 1, 2018.  Early adoption is permitted.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

2.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s stream and royalty interests, net as of December 31, 2017 and June 30, 2017.

As of December 31, 2017 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(129,652)	$660,983
Pueblo Viejo	610,404	(93,202)	517,202
Andacollo	388,182	(51,328)	336,854
Wassa and Prestea	146,475	(34,446)	112,029
Rainy River	175,727	(581)	175,146
Total production stage stream interests	2,111,423	(309,209)	1,802,214
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	120,053
Peñasquito	99,172	(36,730)	62,442
Holt	34,612	(20,490)	14,122
Cortez	20,878	(11,094)	9,784
Other	483,795	(350,690)	133,105
Total production stage royalty interests	844,181	(504,675)	339,506
Total production stage stream and royalty interests	2,955,604	(813,884)	2,141,720

Development stage stream interests:
Other	12,031	—	12,031

Development stage royalty interests:
Pascua-Lama	380,657	—	380,657
Cortez	59,803	—	59,803
Other	63,811	—	63,811
Total development stage royalty interests	504,271	—	504,271
Total development stage stream and royalty interests	516,302	—	516,302
Total exploration stage royalty interests	152,594	—	152,594
Total stream and royalty interests	$3,624,500	$(813,884)	$2,810,616

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2017 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(114,327)	$676,308
Pueblo Viejo	610,404	(67,149)	543,255
Andacollo	388,182	(39,404)	348,778
Wassa and Prestea	146,475	(22,715)	123,760
Total production stage stream interests	1,935,696	(243,595)	1,692,101
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	120,053
Peñasquito	99,172	(34,713)	64,459
Holt	34,612	(19,669)	14,943
Cortez	20,873	(10,633)	10,240
Other	483,643	(337,958)	145,685
Total production stage royalty interests	844,024	(488,644)	355,380
Total production stage stream and royalty interests	2,779,720	(732,239)	2,047,481
Development stage stream interests:
Rainy River	175,727	—	175,727
Other	12,031	—	12,031
Total development stage stream interests	187,758	—	187,758
Development stage royalty interests:
Pascua-Lama	380,657	—	380,657
Cortez	59,803	—	59,803
Other	63,811	—	63,811
Total development stage royalty interests	504,271	—	504,271
Total development stage stream and royalty interests	692,029	—	692,029
Total exploration stage royalty interests	152,746	—	152,746
Total stream and royalty interests	$3,624,495	$(732,239)	$2,892,256

3.    DEBT

The Company’s non-current debt as of December 31, 2017 and June 30, 2017 consists of the following:

	As of December 31, 2017				As of June 30, 2017
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$370,000	$(19,110)	$(1,986)	$348,904	$370,000	$(25,251)	$(2,646)	$342,103
Revolving credit facility	150,000	—	(5,418)	144,582	250,000	—	(5,933)	244,067
Total debt	$520,000	$(19,110)	$(7,404)	$493,486	$620,000	$(25,251)	$(8,579)	$586,170

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012.  The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and six months ended December 31, 2017, was $6.1 million and $12.1 million, respectively, compared to $5.9 million and $11.7 million, respectively, for the three and six months ended December 31, 2016, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Revolving credit facility

The Company maintains a $1 billion revolving credit facility.  As of December 31, 2017, the Company had $150 million outstanding and $850 million available under the revolving credit facility with an interest rate on borrowings of LIBOR plus 1.75% for an all-in rate of 3.24%.  During the three and six months ended December 31, 2017, the Company repaid $50 million, respectively, of the outstanding borrowings under the revolving credit facility.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.  Interest expense recognized on the revolving credit facility for the three and six months ended December 31, 2017 was $1.8 million and $3.6 million, respectively, and $2.3 million and $4.3 million for the three and six months ended December 31, 2016, and included interest on the outstanding borrowings and the amortization of the debt issuance costs.

As discussed in Note 5 to the notes to consolidated financial statements in the Company’s Fiscal 2017 10-K, the Company has financial covenants associated with its revolving credit facility.  As of December 31, 2017, the Company was in compliance with each financial covenant.

4.    REVENUE

Revenue is comprised of the following:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Stream interests	$79,287	$74,007	$158,049	$159,511
Royalty interests	35,061	32,954	68,775	65,398
Total revenue	$114,348	$106,961	$226,824	$224,909

5.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$79	$95	$170	$203
Stock appreciation rights	486	454	974	922
Restricted stock	888	829	2,314	2,203
Performance stock	568	921	937	3,115
Total stock-based compensation expense	$2,021	$2,299	$4,395	$6,443

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive (loss) income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the three and six months ended December 31, 2017, the Company granted the following stock-based compensation awards:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
	(Number of shares)		(Number of shares)
Stock options	-	-	6,858	7,200
Stock appreciation rights	-	-	71,262	63,340
Restricted stock	-	-	50,380	44,890
Performance stock	-	-	34,010	29,830
Total equity awards granted	-	-	162,510	145,260

As of December 31, 2017, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$397	1.8
Stock appreciation rights	3,189	2.1
Restricted stock	6,939	3.2
Performance stock	2,424	2.0

6.    EARNINGS PER SHARE (“EPS”)

Basic earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised SSARs and unvested performance stock do not contain rights to dividends.  Under the two-class method, the earnings used to determine basic (loss) earnings per common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted (loss) earnings per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income available to Royal Gold common stockholders	$(14,765)	$28,062	$13,864	$57,850
Weighted-average shares for basic EPS	65,306,766	65,149,518	65,271,131	65,133,102
Effect of other dilutive securities	-	103,691	189,299	131,035
Weighted-average shares for diluted EPS	65,306,766	65,253,209	65,460,430	65,264,137
Basic (loss) earnings per share	$(0.23)	$0.43	$0.21	$0.89
Diluted (loss) earnings per share	$(0.23)	$0.43	$0.21	$0.88

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $102.79.

7.    INCOME TAXES

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax expense	$(48,360)	$(5,044)	$(55,904)	$(12,232)
Effective tax rate	148.5%	15.7%	83.9%	18.5%

The increase in the effective tax rate for the three and six months ended December 31, 2017 is primarily attributable to the effects of recent U.S. tax legislation, as discussed below, and the effects of a non-cash functional currency election ($15.9 million expense) to file certain Canadian income tax returns in U.S. dollars.  Prior to the functional currency election, certain deferred tax liabilities were measured on the difference between adjusted Canadian dollar acquisition cost and Canadian dollar tax basis.  These deferred tax liabilities were then marked-to market every quarter, for income tax expense (benefit) purposes, to account for changes in the Canadian dollar to U.S. dollar exchange rate.  Post-election, the applicable deferred tax liabilities will be measured on the difference between U.S. GAAP value and U.S. dollar tax basis, and eliminating volatility in the effective tax rate caused by this mark-to-market adjustment.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Act”), was enacted and is effective for tax years including January 1, 2018.  Certain other aspects of the Act are not effective for fiscal June 30 companies until July 1, 2018.

The Act, among other things, reduced the U.S. corporate income tax rate to 21% starting January 1, 2018.  As the Company is a fiscal year tax payer, we applied a blended U.S. federal income tax rate of approximately 28.1% for the fiscal year ending June 30, 2018.  The blended percentage was calculated on a pro-rata percentage of the number of days before and after January 1, 2018.  The Company’s U.S. federal corporate income tax rate will be 21% for the fiscal year commencing on July 1, 2018 and all future years.

ASC 740, Income Taxes, requires recognition of the effects of tax law changes in the period of enactment.  As a result, the Company recorded a net charge (expense) of $26.4 million during the three months ended December 31, 2017.  This amount, which is included in Income tax expense on our consolidated statements of operations and comprehensive (loss) income, consists of three components: (i) a $11.5 million charge relating to the one-time mandatory tax on the net accumulated post-1986 untaxed earnings and profits of the Company’s foreign subsidiaries, which we will elect to pay over an eight-year period, (ii) a $2.3 million benefit resulting from the re-measurement of the Company’s net deferred tax assets and liabilities, and (iii) a $17.2 million charge related to re-measurement of the U.S. income tax impacts resulting from foreign uncertain tax positions.

The net $26.4 million charge represents what the Company believes is a reasonable estimate of the impact of the Act.  As the net charge is based on currently available information and interpretations, which are continuing to evolve, all amounts should be considered provisional.  The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available.  The final impacts may differ from the recorded amounts as of December 31, 2017 and the Company will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118.  The Company expects to complete its analysis no later than the second quarter of fiscal year 2019.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of December 31, 2017			As of June 30, 2017
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$836,129	$218,683	$1,054,812	$852,035	$221,618	$1,073,653
Dominican Republic	517,203	—	517,203	543,256	—	543,256
Chile	336,854	453,369	790,223	348,778	453,369	802,147
Africa	112,029	525	112,554	123,760	572	124,332
Mexico	—	99,769	99,769	—	105,889	105,889
United States	—	166,115	166,115	—	168,378	168,378
Australia	—	35,780	35,780	—	37,409	37,409
Other	12,030	22,130	34,160	12,030	25,162	37,192
Total	$1,814,245	$996,371	$2,810,616	$1,879,859	$1,012,397	$2,892,256

The Company’s revenue, cost of sales and net revenue by reportable segment for the three and six months ended December 31, 2017 and 2016, is geographically distributed as shown in the following table:

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$22,702	$6,624	$16,078	$31,664	$11,181	$20,483
Dominican Republic	26,355	8,198	18,157	26,437	8,547	17,890
Chile	21,601	3,297	18,304	10,985	1,746	9,239
Africa	8,629	1,744	6,885	4,921	1,028	3,893
Total streams	$79,287	$19,863	$59,424	$74,007	$22,502	$51,505

Royalties:
Mexico	$10,854	$—	$10,854	$11,530	$—	$11,530
United States	12,298	—	12,298	9,407	—	9,407
Canada	5,396	—	5,396	5,682	—	5,682
Australia	3,227	—	3,227	3,230	—	3,230
Africa	585	—	585	764	—	764
Other	2,701	—	2,701	2,341	—	2,341
Total royalties	$35,061	$—	$35,061	$32,954	$—	$32,954
Total streams and royalties	$114,348	$19,863	$94,485	$106,961	$22,502	$84,459

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Six Months Ended December 31, 2017			Six Months Ended December 31, 2016
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$54,654	$15,847	$38,807	$70,050	$23,758	$46,292
Dominican Republic	51,758	15,785	35,973	47,387	14,443	32,944
Chile	33,938	5,109	28,829	31,154	4,744	26,410
Africa	17,699	3,541	14,158	10,920	2,218	8,702
Total streams	$158,049	$40,282	$117,767	$159,511	$45,163	$114,348

Royalties:
Mexico	$21,751	$—	$21,751	$21,127	$—	$21,127
United States	22,727	—	22,727	19,113	—	19,113
Canada	11,488	—	11,488	11,870	—	11,870
Australia	6,548	—	6,548	6,692	—	6,692
Africa	1,047	—	1,047	1,588	—	1,588
Chile	—	—	—	950	—	950
Other	5,214	—	5,214	4,058	—	4,058
Total royalties	$68,775	$—	$68,775	$65,398	$—	$65,398
Total streams and royalties	$226,824	$40,282	$186,542	$224,909	$45,163	$179,746

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

	As of December 31, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$3,450	$3,450	$3,450	$—	$—
Total assets		$3,450	$3,450	$—	$—
Liabilities (In thousands):
Debt(2)	$427,890	$401,309	$401,309	$—	$—
Total liabilities		$401,309	$401,309	$—	$—

(1)	Included in Other assets on the Company’s consolidated balance sheets.
(2)

Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital on the Company’s consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.  The warrants that were part of the term loan funded to a subsidiary of Golden Star Resources Ltd. (“Golden Star”) in July 2015 were exercised during the quarter ended September 30, 2017.  The warrants had been classified within Level 2 of the fair value hierarchy as of June 30, 2017.  The fair value of the Golden Star common shares received by the Company upon exercise of the warrants are classified within Level 1 of the fair value hierarchy as of September 30, 2017.  The Company sold all of the common shares of Golden Star received upon exercise of the warrants in October 2017.  The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.  The carrying value of the Company’s revolving credit facility (Note 3) approximates fair value as of December 31, 2017.

As of December 31, 2017, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

10.COMMITMENTS AND CONTINGENCIES

Ilovica Gold Stream Acquisition

As of December 31, 2017, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

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

11.SUBSEQUENT EVENT

On January 18, 2018 Barrick reported that it is analyzing a revised sanction related to the Pascua-Lama project issued by Chile’s Superintendencia del Medio Ambiente (“SMA”) on January 17, 2018.  The sanction is part of a re-evaluation process ordered by Chile’s Environmental Court in 2014 and relates to historical compliance matters at the Pascua-Lama project.  According to Barrick, the SMA has not revoked Pascua-Lama’s environmental permit, but has ordered the closure of existing facilities on the Chilean side of the project, in addition to certain monitoring activities.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Barrick also reported that closure of existing surface facilities in Chile is consistent with its plan to advance a prefeasibility study for underground mining operations at Pascua-Lama, which would address a number of community concerns by reducing the overall environmental impact of the project.  Barrick reported that it is currently undertaking a number of optimization studies in order to complete the prefeasibility study.

On February 6, 2018, in light of the SMA order to close surface facilities in Chile, and current plans to evaluate an underground mine, Barrick announced it is reclassifying Pascua-Lama’s proven and probable gold reserves of approximately 14 million ounces, which are based on an open pit mine plan, as mineralized material.  Barrick reported that it will include further details in its year-end results release on February 14, 2018 and an update on the Pascua-Lama project at its February 22, 2018 Investor Day.

The Company owns a 0.78% to 5.45% sliding-scale net smelter return (“NSR”) gold royalty and a 1.09% NSR copper royalty on the Pascua-Lama project.  Our royalty interests are applicable to all gold and copper production from the portion of the Pascua-Lama project lying on the Chilean side of the border.  The Company’s carrying value for its royalty interests at Pascua-Lama is approximately $416.8 million as of December 31, 2017.

The Company routinely assesses whether impairment indicators are present for its long-lived assets.  A significant reduction in reserves or mineralized material is an indicator of potential impairment.  As part of our fiscal 2018 third quarter procedures, we will be evaluating Barrick’s reserves reclassification to assess the recoverability of our carrying value at Pascua-Lama.  The Company will also consider further updates from Barrick, including those expected on February 14 and February 22, 2018, as part of our recoverability analysis.  Upon completion of our process, the Company may determine an impairment is necessary.

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

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing metal streams, royalties, and similar interests.  We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of December 31, 2017, we owned stream interests on five producing properties and one development stage property.  Stream interests accounted for approximately 69% and 70%, respectively, of our total revenue for the three and six months ended December 31, 2017 and 69% and 71%, respectively, of our total revenue for the three and six months ended December 31, 2016.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of December 31, 2017, we owned royalty interests on 34 producing properties, 22 development stage properties and 133 exploration stage properties, of which we consider 51 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 31% and 30%, respectively, of our total revenue for the three and six months ended December 31, 2017 and 31% and 29%, respectively, of our total revenue for the three and six months ended December 31, 2016.

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

For the three and six months ended December 31, 2017 and 2016, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,275	79%	$1,222	84%	$1,277	78%	$1,280	86%
Silver ($/ounce)	$16.73	9%	$17.19	11%	$16.78	9%	$18.42	9%
Copper ($/pound)	$3.09	9%	$2.39	3%	$2.98	9%	$2.28	3%
Other	N/A	3%	N/A	2%	N/A	4%	N/A	2%

Recent Business Developments

U.S. Tax Legislation

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Act”), was enacted and is effective for tax years including January 1, 2018.  The effects of the Act are recognized in the period of enactment, or the period ending December 31, 2017.  Certain other aspects of the Act are not effective for fiscal June 30 companies until July 1, 2018.

The Act, among other things, reduced the U.S. corporate income tax rate to 21% starting January 1, 2018.  As a United States domiciled company, we expect that the Act will have a positive long-term impact on Royal Gold’s future financial results through the reduction in the U.S. corporate tax rate from 35% to 21% and by allowing us to efficiently repatriate future earnings from our foreign subsidiaries.  As the Company is a fiscal year tax payer, we applied a blended U.S. federal income tax rate of approximately 28.1% for the fiscal year ending June 30, 2018.  The blended percentage was calculated on a pro-rata percentage of the number of days before and after January 1, 2018.  The Company’s U.S. statutory federal corporate income tax rate will be 21% for the fiscal year commencing on July 1, 2018 and all future years.  We estimate that our effective tax rate in the second half of fiscal 2018 will be between 17% and 23%.

As a result of the Act, the Company recorded a net charge (expense) of $26.4 million during the three months ended December 31, 2017.  This amount, which is included in Income tax expense on our consolidated statements of operations and comprehensive (loss) income, consists of three components: (i) a $11.5 million charge relating to the one-time mandatory tax on the net accumulated post-1986 untaxed earnings and profits of the Company’s foreign subsidiaries, which we will elect to pay over an eight-year period, (ii) a $2.3 million benefit resulting from the re-measurement of the Company’s net deferred tax assets and liabilities, and (iii) a $17.2 million charge related to re-measurement of the U.S. income tax impacts resulting from foreign uncertain tax positions.  Refer to Note 7 of our notes to consolidated financial statements for further discussion on the income tax accounting considerations for the Act.

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

(1)

New Gold announced commercial production at Rainy River in October 2017.  The Company reclassified the Rainy River stream interest to production stage from development stage during the three months ended December 31, 2017.

(2)	Gold stream percentage increased to 10.5% effective January 1, 2018.

Principal Development Stage Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Pascua-Lama	Region III, Chile	Barrick	0.78% to 5.45% sliding-scale NSR
1.09% fixed rate royalty (copper)

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2017

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2017.  The following table shows such production estimates for our principal producing properties for calendar 2017 as well as the actual production reported to us by the various operators through December 31, 2017.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing and development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2017

Principal Producing Properties

	Calendar 2017 Operator’s Production Estimate			Calendar 2017 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	61,600			54,500
Mount Milligan(4)	235,000 - 255,000		55 - 65 million	164,000		41.3 million
Pueblo Viejo(5)	635,000 - 650,000	Not provided		468,000	Not provided
Wassa and Prestea	255,000 - 280,000			267,600
Royalty:
Cortez GSR1	102,200			81,800
Cortez GSR2	1,600			1,000
Cortez GSR3	103,800			82,800
Cortez NVR1	63,900			43,800
Peñasquito(6)	410,000	Not provided		393,000	16.0 million
Lead			125 million			96.8 million
Zinc			325 million			263.2 million

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

(2)	Actual production figures shown are from our operators and cover the period January 1, 2017 through December 31, 2017, unless otherwise noted.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)

The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.  Actual production shown is for the nine months ended September 30, 2017.  Full calendar year 2017 information was not available from the operator as of the date of this report.

(5)

The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.  The operator did not provide estimated or actual silver production.  Actual production shown is for the nine months ended September 30, 2017.  Full calendar year 2017 information was not available from the operator as of the date of this report.

(6)

The estimated and actual gold production figures shown for Peñasquito are payable gold in concentrate.  The operator did not provide estimated silver production.  Actual production shown is for the nine months ended September 30, 2017.  Full calendar year 2017 information was not available from the operator as of the date of this report.

Property Developments

The following property development information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 13,500 ounces of gold for the three months ended December 31, 2017, compared to approximately 9,200 ounces of gold for the three months ended December 31, 2016.  The production variability between quarters is typical for Andacollo resulting from concentrate shipment timing.

Teck indicated that they expect grades to continue to gradually decline, which they expect to be offset largely by planned throughput improvements in the mill.  The current life of mine for Carmen de Andacollo is expected to continue until 2034.  Additional permitting or amendments to existing permits will be required to execute the life of mine plan.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 17,600 ounces of gold for the three months ended December 31, 2017, compared to approximately 23,500 ounces of gold for the three months ended December 31, 2016.  The decrease during the current quarter is primarily attributable to the reduced stream rate of 35% versus 52.5% in the prior year quarter.

Copper stream deliveries from Mount Milligan were approximately 1,245 tonnes during the three months ended December 31, 2017.  Copper stream deliveries began during the June 2017 quarter.

On December 27, 2017, Centerra reported that mill processing operations at Mount Milligan were temporarily suspended due to lack of sufficient water resources, as a result of Mount Milligan experiencing a drier than normal spring and summer in calendar 2017, with lower than average spring snow melt.  On February 5, 2018, Centerra reported that it recommenced mill processing operations at partial capacity.  During the temporary shutdown, Centerra completed a number of steps to increase the flow of water into the tailings storage facility (“TSF”) from which the Mount Milligan mill draws all of its water requirements to supply milling operations.  Such steps included adding pumps to existing water wells, increasing pump sizes to increase the flow rate, and drilling additional wells.  Current make-up water sources for the TSF are from normal surface run-off, groundwater wells internal to the TSF, and from base underdrain towers that access process water underlying the TSF.

Centerra expects to resume milling operations at full capacity in April 2018, when additional fresh water becomes available from surface run-off after the spring melt.  As a further, longer-term mitigation measure, Centerra received an amendment to Mount Milligan’s Environmental Assessment to allow pumping of water from a nearby lake (Phillip Lake) and has received additional related permits.

Due to the timing of shipments and deliveries of gold and copper, the impact of the temporary shutdown is likely to be reflected in Royal Gold’s mid-calendar 2018 results, as some of the deliveries of gold and copper that were expected in the June through August 2018 period will be deferred to a later date.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 12,600 ounces of gold for the three months ended December 31, 2017, compared to approximately 15,600 ounces of gold for the three months ended December 31, 2016.  Barrick reported Pueblo Viejo experienced lower ore grades processed during the 2017 calendar year, partially offset by higher recovery rates during the prior calendar year.

Silver stream deliveries were approximately 260,200 ounces of silver for the three months ended December 31, 2017, compared to approximately 322,500 ounces of silver for the three months ended December 31, 2016.  The decrease in deliveries during the three months ended December 31, 2017 was due to the timing of payments from Barrick’s third-party refiners.

Rainy River

On October 19, 2017, New Gold announced that the Rainy River mine achieved commercial production, approximately two weeks ahead of schedule.  Mining and milling activities at Rainy River continued to progress well during the December

2017 quarter.  The milling rate for the month of December averaged 21,000 tonnes per day, which is the nameplate capacity for the facility.

RGLD Gold AG (“RGLD Gold”) began receiving gold and silver deliveries during the quarter ended December 31, 2017.  Stream deliveries from Rainy River were approximately 1,000 ounces of gold and approximately 11,900 ounces of silver for the three months ended December 31, 2017.

New Gold’s focus for calendar 2018 will be on optimizing throughput at the mill, as well as advancing initiatives to potentially increase production.  In calendar 2018, New Gold expects to produce between 310,000 and 350,000 ounces of gold at Rainy River.    New Gold estimates that approximately 21,500 ounces of gold and 185,000 ounces of silver will be delivered to RGLD Gold in calendar 2018.

Wassa and Prestea

Gold stream deliveries from Wassa and Prestea were approximately 6,000 ounces of gold for the three months ended December 31, 2017, compared to approximately 4,300 ounces of gold for the three months ended December 31, 2016.

Golden Star expects Wassa to become an underground-only operation by the end of January 2018, although 341,000 tonnes of lower grade, stockpiled ore will continue to be fed to the processing plant during the first nine months of calendar 2018.

Golden Star stated that mining rates at Wassa underground continued to be strong in the December 2017 quarter at approximately 1,900 tonnes per day, which represents a 36% outperformance compared to the planned mining rate for calendar 2017 of 1,400 tonnes per day and head grade delivered to the processing plant increased by 55% in the fourth quarter of calendar 2017 when compared to the third quarter of calendar 2017.  The targeted mining rate for Wassa Underground in calendar 2018 is 2,700-3,000 tonnes per day.

The Prestea open pits were expected to complete gold production at the end of calendar 2017 but Golden Star now anticipates that mining will continue until late in the March 2018 quarter and stockpiled ore will continue to be processed until the end of the first half of calendar 2018.

Golden Star reported that the Prestea underground has been delivering a consistent quantity of material to the processing plant throughout December 2017 and early January 2018.  From mid-January 2018, the grade is expected to increase significantly as the final draw down of the first stope begins.  Golden Star forecasts that ore production will continue to ramp-up.

Under our stream agreement, the gold stream percentage at Wassa and Prestea increased to 10.5%, from 9.25%, effective January 1, 2018.  Golden Star expects consolidated calendar 2018 gold production to range between 230,000 and 255,000 ounces.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez increased approximately 72% over the prior year quarter.  Waste stripping at Crossroads, which is subject to our NVR1 (Crossroads) and GSR2 royalty interests, restarted in October 2016 and is currently ongoing.  Barrick expects production from Crossroads to begin in late calendar 2018.

Pascua-Lama

On January 18, 2018 Barrick reported that it is analyzing a revised sanction related to the Pascua-Lama project issued by Chile’s Superintendencia del Medio Ambiente (“SMA”) on January 17, 2018.  The sanction is part of a re-evaluation process ordered by Chile’s Environmental Court in 2014 and relates to historical compliance matters at the Pascua-Lama project.    According to Barrick, the SMA has not revoked Pascua-Lama’s environmental permit, but has ordered the closure of existing facilities on the Chilean side of the project, in addition to certain monitoring activities.

Barrick also reported that closure of existing surface facilities in Chile is consistent with its plan to advance a prefeasibility study for underground mining operations at Pascua-Lama, which would address a number of community concerns by reducing the overall environmental impact of the project. Barrick reported that it is currently undertaking a number of optimization studies in order to complete the prefeasibility study.

On February 6, 2018, in light of the SMA order to close surface facilities in Chile, and current plans to evaluate an underground mine, Barrick announced it is reclassifying Pascua-Lama’s proven and probable gold reserves of approximately 14 million ounces, which are based on an open pit mine plan, as mineralized material.    Barrick reported that it will include further details in its year-end results release on February 14, 2018 and an update on the Pascua-Lama project at its February 22, 2018 Investor Day.

The Company owns a 0.78% to 5.45% sliding-scale net smelter return (“NSR”) gold royalty and a 1.09% NSR copper royalty on the Pascua-Lama project.  Our royalty interests are applicable to all gold and copper production from the portion of the Pascua-Lama project lying on the Chilean side of the border.  The Company’s carrying value for its royalty interests at Pascua-Lama is approximately $416.8 million as of December 31, 2017.

The Company routinely assesses whether impairment indicators are present for its long-lived assets.  A significant reduction in reserves or mineralized material is an indicator of potential impairment.  As part of our fiscal 2018 third quarter procedures, we will be evaluating Barrick’s reserves reclassification to assess the recoverability of our carrying value at Pascua-Lama.  The Company will also consider further updates from Barrick, including those expected on February 14 and February 22, 2018, as part of our recoverability analysis.  Upon completion of our process, the Company may determine an impairment is necessary.

Peñasquito

Gold production attributable to our royalty interest at Peñasquito decreased approximately 62%, when compared to the prior year quarter, as a higher proportion of lower grade ore and stockpiled material fed the mill during the current quarter.  Zinc production increased approximately 34% during the current quarter, while silver and lead production were in line with the prior year quarter.

Goldcorp expects calendar 2018 gold production at Peñasquito to be 310,000 ounces, which is lower compared to calendar 2017 (410,000 ounces), due to the continued processing of low-grade stockpiles.  Goldcorp anticipates the feed will then revert to higher grade ore in calendar 2019 when the Phase 6D stripping program exposes higher-grade ore in the Peñasco pit.

On January 17, 2018, Goldcorp stated that the Pyrite Leach Project (“PLP”) was 62% complete and is expected to achieve commercial production in the December 2018 quarter, ahead of schedule. Goldcorp expects the PLP to add production of approximately one million ounces of gold and 44 million ounces of silver over the current life of the mine.

Results of Operations

Quarter Ended December 31, 2017, Compared to Quarter Ended December 31, 2016

For the quarter ended December 31, 2017, we recorded net loss attributable to Royal Gold stockholders of $14.8 million, or ($0.23) per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $28.1 million, or $0.43 per basic and diluted share, for the quarter ended December 31, 2016.  The decrease in our earnings per share was primarily attributable to an increase in our income tax expense due to the impacts of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.  The decrease in our earnings per share for the quarter as result of the increased income tax expense was partially offset by an increase in our revenue, which is discussed below.  The effects of the Act and the non-cash functional currency election for income tax purposes was additional income tax expense of approximately $26.4 million and $15.9 million, respectively, or $0.40 and $0.24 per basic share, respectively.  Refer to “Recent Business Developments” above and Note 7 of our notes to consolidated financial statements for further discussion on the Act.

For the quarter ended December 31, 2017, we recognized total revenue of $114.4 million, which is comprised of stream revenue of $79.3 million and royalty revenue of $35.1 million at an average gold price of $1,275 per ounce, an average silver price of $16.73 per ounce and an average copper price of $3.09 per pound.  This is compared to total revenue of $107.0 million for the three months ended December 31, 2016, which was comprised of stream revenue of $74.0 million and royalty revenue of $33.0 million, at an average gold price of $1,222 per ounce, an average silver price of $17.19 per ounce and an average copper price of $2.39 per pound for the quarter ended December 31, 2016.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended December 31, 2017 and 2016

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		December 31, 2017			December 31, 2016
			Reported				Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue		Production(1)
Stream(2):
Pueblo Viejo		$26,355				$26,437
	Gold		14,500	oz.			13,700	oz.
	Silver		469,600	oz.			543,300	oz.
Mount Milligan	Gold	$21,632	12,600	oz.		$31,664	25,700	oz.
	Copper		1.8	Mlbs.			N/A
Andacollo	Gold	$21,601	17,000	oz.		$10,985	9,200	oz.
Wassa and Prestea	Gold	$8,629	6,800	oz.		$4,921	4,000	oz.
Rainy River	Gold	$1,070	800	oz.	$	N/A	N/A
Total stream revenue		$79,287				$74,007

Royalty(2):
Peñasquito		$6,190				$7,134
	Gold		71,100	oz.			185,400	oz.
	Silver		5.1	Moz.			5.0	Moz.
	Lead		33.4	Mlbs.			33.6	Mlbs.
	Zinc		94.4	Mlbs.			70.5	Mlbs.
Cortez	Gold	$2,934	25,000	oz.		$1,834	14,500	oz.
Other(3)	Various	$25,937	N/A			$23,986	N/A
Total royalty revenue		$35,061				$32,954
Total Revenue		$114,348				$106,961

(1)

Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the three months ended December 31, 2017 and 2016, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)	Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the three months ended December 31, 2017, compared with the three months ended December 31, 2016, resulted primarily from an increase in our stream revenue and an increase in the average gold, silver and copper prices.  The increase in our stream revenue was primarily attributable to increased gold production at Andacollo and Wassa and Prestea, and new gold production from our Rainy River stream, partially offset by a production (gold) decrease at Mount Milligan.  Silver deliveries from Rainy River began during our December 2017 quarter with silver sales anticipated to begin in the March 2018 quarter.  Copper deliveries from Mount Milligan began during our June 2017 quarter.

Gold and silver ounces and tonnes of copper purchased and sold during the three months ended December 31, 2017 and 2016, and gold and silver ounces and tonnes of copper in inventory as of December 31, 2017, and June 30, 2017, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2017		December 31, 2016		December 31, 2017	June 30, 2017
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	17,700	12,700	23,500	25,700	5,200	100
Andacollo	13,500	17,000	9,200	9,200	—	100
Pueblo Viejo	12,600	14,500	15,600	13,700	8,500	12,900
Wassa and Prestea	6,000	6,800	4,300	4,000	500	1,000
Rainy River	1,000	800	—	—	200	—
Total	50,800	51,800	52,600	52,600	14,400	14,100

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2017		December 31, 2016		December 31, 2017	June 30, 2017
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	260,200	469,600	322,500	543,300	260,800	536,800
Rainy River	11,900	—	—	—	11,900	—
Total	272,100	469,600	322,500	543,300	272,700	536,800

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2017		December 31, 2016		December 31, 2017	June 30, 2017
Copper Stream	Purchases (tonnes)	Sales (tonnes)	Purchases (tonnes)	Sales (tonnes)	Inventory (tonnes)	Inventory (tonnes)
Mount Milligan	1,245	819	N/A	N/A	426	—

Our royalty revenue increased during the quarter ended December 31, 2017, compared with the quarter ended December 31, 2016, primarily due to an increase in the average gold, silver and copper prices.  Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Cost of sales decreased to $19.9 million for the three months ended December 31, 2017 from $22.5 million for the three months ended December 31, 2016. The decrease was primarily due to decreased gold sales from Mount Milligan.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative expenses increased to $9.6 million for the three months ended December 31, 2017 from $7.5 million for the three months ended December 31, 2016.  The increase during the current quarter was primarily due to an increase in legal and litigation costs of approximately $1.7 million.

Depreciation, depletion and amortization increased to $42.0 million for the three months ended December 31, 2017 from $39.5 million for the three months ended December 31, 2016.  The increase was primarily attributable to increased gold sales at Andacollo and Wassa and Prestea, which resulted in additional depletion of approximately $6.6 million.  This increase was partially offset by a decrease in gold sales at Mount Milligan, which resulted in a decrease in depletion of approximately $3.2 million.

Interest and other income decreased to $0.6 million for the three months ended December 31, 2017, from $7.5 million for the three months ended December 31, 2016.  The decrease was primarily due to a gain recognized ($3.4 million) on consideration received as part of the termination of our Phoenix Gold Project streaming interest during the prior period.  Refer to our Fiscal 2017 10-K for discussion on the Phoenix Gold Project restructuring.  The decrease in interest and other income was also due to consideration received as part of a legal settlement and termination of a non-principal royalty of approximately $2.8 million during the prior period.

During the three months ended December 31, 2017, we recognized income tax expense totaling $48.4 million compared with an income tax expense of $5.0 million during the three months ended December 31, 2016.  This resulted in an effective tax rate of 148.5% in the current period, compared with 15.7% in the quarter ended December 31, 2016.  The increase in the effective tax rate for the three months ended December 31, 2017 is primarily attributable to the effects of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.  Refer to “Recent Business Developments” above and Note 7 of our notes to consolidated financial statements for further discussion on the Act.

Six Months Ended December 31, 2017, Compared to Six Months Ended December 31, 2016

For the six months ended December 31, 2017, we recorded net income attributable to Royal Gold stockholders of $13.9 million, or $0.21 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $57.9 million, or $0.89 per basic share and $0.88 per diluted share, for the six months ended December 31, 2016.  The decrease in our earnings per share was primarily attributable to an increase in our income tax expense due to the impacts of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.  The effects of the Act and the non-cash functional currency election for income tax purposes was additional income tax expense of approximately $26.4 million and $15.9 million, respectively, or $0.40 and $0.24 per basic share, respectively.  Refer to “Recent Business Developments” above and Note 7 of our notes to consolidated financial statements for further discussion on the Act.

For the six months ended December 31, 2017, we recognized total revenue of $226.8 million, which is comprised of stream revenue of $158.0 million and royalty revenue of $68.8 million, at an average gold price of $1,277 per ounce, an average silver price of $16.78 per ounce and an average copper price of $2.98 per pound.  This is compared to total revenue of $224.9 million for the six months ended December 31, 2016, which is comprised of stream revenue of $159.5 million and royalty revenue of $65.4 million, at an average gold price of $1,280 per ounce, an average silver price of $18.42 per ounce and an average copper price of $2.28 per pound.  Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended December 31, 2016 compared to the six months ended December 31, 2016 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Six Months Ended December 31, 2017 and 2016

(In thousands, except reported production ozs. and lbs.)

		Six Months Ended			Six Months Ended
		December 31, 2017			December 31, 2016
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$53,584			$70,050
	Gold		31,300	oz.		54,600	oz.
	Copper		4.4	Mlbs.		N/A
Pueblo Viejo		$51,758			$47,387
	Gold		27,400	oz.		24,600	oz.
	Silver		1.0	Moz.		866,600	oz.
Andacollo	Gold	$33,938	26,700	oz.	$31,154	24,400	oz.
Wassa and Prestea	Gold	$17,699	13,900	oz.	$10,920	8,600	oz.
Rainy River	Gold	$1,070	800	oz.	N/A	N/A
Total stream revenue		$158,049			$159,511

Royalty(2):
Peñasquito		$13,986			$12,955
	Gold		205,100	oz.		285,500	oz.
	Silver		11.0	Moz.		10.3	Moz.
	Lead		69.6	Mlbs.		66.6	Mlbs.
	Zinc		186.8	Mlbs.		143.5	Mlbs.
Cortez	Gold	$5,922	54,900	oz.	$3,874	36,300	oz.
Other(3)	Various	$48,867	N/A		$48,569	N/A
Total royalty revenue		$68,775			$65,398
Total revenue		$226,824			$224,909

(1)Reported production relates to the amount of metal sales, subject to our royalty and stream interests, for the six months ended December 31, 2017 and 2016, and may differ from the operators’ public reporting.

(2)Refer to “Property Developments” above for further discussion on our principal stream interests.

(3) Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the six months ended December 31, 2017, compared with the six months ended December 31, 2016, resulted primarily from an increase in our royalty revenue.  The increase in our royalty revenue was primarily attributable to increased gold production from our Cortez royalty interests.  The slight decrease in our stream revenue was primarily attributable to a decrease in production (gold) at Mount Milligan.  This decrease was offset by production increases at Pueblo Viejo, Andacollo and Wassa and Prestea and new gold production from our Rainy River stream interest.  Silver deliveries from our Rainy River interest began during the December 2017 quarter with silver sales anticipated to begin in the March 2018 quarter.  Copper deliveries from Mount Milligan began during our June 2017 quarter.

Gold and silver ounces and tonnes of copper purchased and sold during the six months ended December 31, 2017 and 2016, gold and silver ounces and tonnes of copper in inventory as of December 31, 2017, and June 30, 2017, for our streaming interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2017		December 31, 2016		December 31, 2017	June 30, 2017
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	36,400	31,300	53,400	54,600	5,200	100
Andacollo	26,500	26,700	24,500	24,400	—	100
Pueblo Viejo	23,100	27,400	29,200	24,600	8,500	12,900
Wassa and Prestea	13,400	13,900	8,900	8,600	500	1,000
Rainy River	1,000	800	—	-	200	—
Total	100,400	100,100	116,000	112,200	14,400	14,100

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2017		December 31, 2016		December 31, 2017	June 30, 2017
Silver Stream	Purchases (Moz.)	Sales (Moz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	730,200	1,006,200	865,800	866,600	260,800	536,800
Rainy River	11,900	-	—	—	11,900	—
Total	742,100	1,006,200	865,800	866,600	272,700	536,800

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2017		December 31, 2016		December 31, 2017	June 30, 2017
Copper Stream	Purchases (tonnes)	Sales (tonnes)	Purchases (tonnes)	Sales (tonnes)	Inventory (tonnes)	Inventory (tonnes)
Mount Milligan	2,414	1,988	N/A	N/A	426	—

Cost of sales decreased to $40.3 million for the six months ended December 31, 2017, compared to $45.2 million for the six months ended December 31, 2016.  The decrease was primarily due to decreased gold sales from Mount Milligan.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative expenses decreased to $16.5 million for the six months ended December 31, 2017, from $18.0 million for the six months ended December 31, 2016.  The decrease during the current period was primarily due to a decrease in non-cash stock based compensation.

Depreciation, depletion and amortization increased to $81.7 million for the six months ended December 31, 2017, from $79.6 million for the six months ended December 31, 2016.  The increase was primarily attributable to increased gold sales at Andacollo, Pueblo Viejo and Wassa and Prestea, which resulted in additional depletion of approximately $11.4 million.  This increase was partially offset by a decrease in gold sales at Mount Milligan, which resulted in a decrease in depletion of approximately $4.8 million.

Interest and other income decreased to $1.6 million for the six months ended December 31, 2017, from $9.0 million for the six months ended December 31, 2016.  The decrease was primarily due to a gain recognized ($3.4 million) on consideration received as part of the termination of our Phoenix Gold Project streaming interest during the prior period.  Refer to our Fiscal 2017 10-K for discussion on the Phoenix Gold Project restructuring.  The decrease in interest and other income was also due to consideration received as part of a legal settlement and termination of a non-principal royalty of approximately $2.8 million during the prior period.

During the six months ended December 31, 2017, we recognized income tax expense totaling $55.9 million compared with $12.2 million during the six months ended December 31, 2016.  This resulted in an effective tax rate of 83.9% in the current period, compared with 18.5% during the six months ended December 31, 2016.  The increase in the effective tax rate for the six months ended December 31, 2017 is primarily attributable to the effects of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.  Refer to “Recent Business Developments” above and Note 7 of our notes to consolidated financial statements for further discussion on the Act.

Liquidity and Capital Resources

Overview

At December 31, 2017, we had current assets of $165.5 million compared to current liabilities of $41.6 million resulting in working capital of $123.9 million and a current ratio of 4 to 1.  This compares to current assets of $143.6 million and current liabilities of $34.3 million at June 30, 2017, resulting in working capital of $109.3 million and a current ratio of approximately 4 to 1.

During the quarter ended December 31, 2017, liquidity needs were met from $94.5 million in net revenue and our available cash resources.  During the three months ended December 31, 2017, the Company repaid $50.0 million of the outstanding borrowings under the revolving credit facility.  As of December 31, 2017, the Company had $850 million available and $150 million outstanding under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $970 million of total available liquidity as of December 31, 2017.  The Company was in compliance with each financial covenant under the revolving credit facility as of December 31, 2017.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on our debt.

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

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $147.2 million for the six months ended December 31, 2017, compared to $124.9 million for the six months ended December 31, 2016.  The increase was primarily due to a decrease in income taxes paid at certain foreign subsidiaries of approximately $14.0 million and an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $11.2 million.

Investing Activities

Net cash used in investing activities totaled $0.1 million for the six months ended December 31, 2017, compared to cash used in investing activities of $191.0 million for the six months ended December 31, 2016.  The decrease in cash used in investing activities is primarily due to a decrease in acquisitions of stream and royalty interests in mineral properties compared to the prior year period.

Financing Activities

Net cash used in financing activities totaled $134.9 million for the six months ended December 31, 2017, compared to cash provided by financing activities of $33.5 million for the six months ended December 31, 2016.  The decrease in cash provided by financing activities is primarily due to the Company’s $70 million borrowing under its revolving credit facility to fund a royalty acquisition during the prior year period.  During the six months ended December 31, 2017, the Company repaid $100 million of the outstanding borrowings under the revolving credit facility.

Recently Issued or Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently issued or adopted accounting standards.  Refer to our Fiscal 2017 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold stream and royalty interests; statements related to ongoing developments and expected developments at properties where we hold stream and royalty interests; effective tax rate estimates, including the effect of recently enacted tax reform; the adequacy of financial resources and funds to cover anticipated expenditures for debt service and general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, expected delivery dates of gold, silver, copper and other metals, and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

•

the ability of operators to bring projects into production on schedule or operate in accordance with feasibility studies, including development stage mining properties, mine and mill expansion project and other development and construction projects;

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

•

hazards and risks at the properties where we hold stream and royalty interests that are normally associated with developing and mining properties, including unanticipated grade, continuity and geological, metallurgical, processing or other problems, mine operating and ore processing facility problems, pit wall or tailings dam failures, industrial accidents, environmental hazards and natural catastrophes such as drought, floods or earthquakes and access to sufficient raw materials, water and power;

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals.  Gold, silver, copper, nickel and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our stream and royalty interests and may reduce our revenues. Certain contracts governing our royalty stream interests have features that may amplify the negative effects of a drop in metals prices,” under Part I, Item 1A of our Fiscal 2017 10-K, for more information that can affect gold, silver, copper, nickel and other metal prices as well as historical gold, silver, copper and nickel prices.

During the six months ended December 31, 2017, we reported revenue of $226.8 million, with an average gold price for the period of $1,277 per ounce, an average silver price of $16.78 per ounce and an average copper price of $2.98 per pound.  Approximately 78% of our total reported revenues for the six months ended December 31, 2017 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the six months ended December 31, 2017, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $18.2 million.

Approximately 9% of our total reported revenues for the six months ended December 31, 2017 were attributable to silver sales from our silver producing stream and royalty interests.  For the six months ended December 31, 2017, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $2.1 million.

Approximately 9% of our total reported revenues for the six months ended December 31, 2017 were attributable to copper sales from our copper producing stream and royalty interests.  For the six months ended December 31, 2017, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $2.2 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1*

Form of First Amendment to Employment Agreement made and entered into as of the 15th day of December, 2017, by and between Royal Gold, Inc. and each of the following:  Karli Anderson, William Heissenbuttel, Mark Isto, Tony Jensen, Bruce Kirchhoff and Stefan Wenger.

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

ROYAL GOLD, INC.

Date: February 8, 2018
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2018	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)