Form 10-Q
period 2018-03-31
ROYAL GOLD INC
filed 2018-05-03
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

There were 65,453,917 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 26, 2018.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	March 31, 2018	June 30, 2017
ASSETS
Cash and equivalents	$109,376	$85,847
Royalty receivables	27,795	26,886
Income tax receivable	1,149	22,169
Stream inventory	12,699	7,883
Prepaid expenses and other	826	822
Total current assets	151,845	143,607
Stream and royalty interests, net (Note 2)	2,532,603	2,892,256
Other assets	68,999	58,202
Total assets	$2,753,447	$3,094,065
LIABILITIES
Accounts Payable	$3,008	$3,908
Dividends payable	16,361	15,682
Income tax payable	12,431	5,651
Withholding taxes payable	3,652	3,425
Other current liabilities	8,045	5,617
Total current liabilities	43,497	34,283
Debt (Note 3)	422,273	586,170
Deferred tax liabilities	103,221	121,330
Uncertain tax positions	36,616	25,627
Other long-term liabilities	17,435	6,391
Total liabilities	623,042	773,801
Commitments and contingencies (Note 10)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,309,018 and 65,179,527 shares outstanding, respectively	653	652
Additional paid-in capital	2,188,251	2,185,796
Accumulated other comprehensive income	21	879
Accumulated (losses) earnings	(100,173)	88,050
Total Royal Gold stockholders’ equity	2,088,752	2,275,377
Non-controlling interests	41,653	44,887
Total equity	2,130,405	2,320,264
Total liabilities and equity	$2,753,447	$3,094,065

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Revenue	$115,983	$106,972	$342,807	$331,880

Costs and expenses
Cost of sales	21,345	22,419	61,627	67,582
General and administrative	8,100	5,402	24,555	23,447
Production taxes	423	389	1,568	1,331
Exploration costs	536	2,647	5,098	8,411
Depreciation, depletion and amortization	39,679	40,164	121,380	119,785
Impairment of royalty interests	239,364	—	239,364	—
Total costs and expenses	309,447	71,021	453,592	220,556

Operating (loss) income	(193,464)	35,951	(110,785)	111,324

Interest and other income	1,781	1,326	3,416	10,056
Interest and other expense	(8,294)	(9,254)	(25,946)	(27,068)
(Loss) income before income taxes	(199,977)	28,023	(133,315)	94,312

Income tax benefit (expense)	45,859	(6,492)	(10,044)	(18,724)
Net (loss) income	(154,118)	21,531	(143,359)	75,588
Net loss attributable to non-controlling interests	468	2,130	3,573	5,921
Net (loss) income attributable to Royal Gold common stockholders	$(153,650)	$23,661	$(139,786)	$81,509

Net (loss) income	$(154,118)	$21,531	$(143,359)	$75,588
Adjustments to comprehensive (loss) income, net of tax
Unrealized change in market value of available-for-sale securities	(666)	360	(858)	1,182
Comprehensive (loss) income	(154,784)	21,891	(144,217)	76,770
Comprehensive loss attributable to non-controlling interests	468	2,130	3,573	5,921
Comprehensive (loss) income attributable to Royal Gold stockholders	$(154,316)	$24,021	$(140,644)	$82,691

Net (loss) income per share available to Royal Gold common stockholders:
Basic (loss) earnings per share	$(2.35)	$0.36	$(2.14)	$1.25
Basic weighted average shares outstanding	65,307,324	65,169,883	65,283,019	65,145,183
Diluted (loss) earnings per share	$(2.35)	$0.36	$(2.14)	$1.25
Diluted weighted average shares outstanding	65,307,324	65,274,926	65,283,019	65,267,201
Cash dividends declared per common share	$0.25	$0.24	$0.74	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(143,359)	$75,588
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	121,380	119,785
Amortization of debt discount and issuance costs	11,200	10,202
Non-cash employee stock compensation expense	5,958	6,758
Impairment of royalty interests	239,364	—
Deferred tax benefit	(31,583)	(6,266)
Other	(199)	(4,638)
Changes in assets and liabilities:
Royalty receivables	(909)	(1,367)
Stream inventory	(4,816)	2,865
Income tax receivable	21,020	(6,117)
Prepaid expenses and other assets	3,224	(743)
Accounts payable	(939)	(1,641)
Income tax payable	6,779	(422)
Withholding taxes payable	227	(5,449)
Uncertain tax positions	10,989	7,341
Other liabilities	13,473	5,036
Net cash provided by operating activities	$251,809	$200,932

Cash flows from investing activities:
Acquisition of stream and royalty interests	(1,012)	(203,721)
Other	(1,251)	1,503
Net cash used in investing activities	$(2,263)	$(202,218)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	70,000
Repayment of revolving credit facility	(175,000)	(45,000)
Net payments from issuance of common stock	(3,502)	(2,618)
Common stock dividends	(47,755)	(45,715)
Purchase of additional royalty interest from non-controlling interest	—	(1,462)
Other	240	(2,462)
Net cash used in financing activities	$(226,017)	$(27,257)
Net increase (decrease) in cash and equivalents	23,529	(28,543)
Cash and equivalents at beginning of period	85,847	116,633
Cash and equivalents at end of period	$109,376	$88,090

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and nine months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on August 10, 2017 (“Fiscal 2017 10-K”).

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

Estimates of gold, silver, copper, and other metal prices, operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties.  It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests.  Refer to Note 2 for discussion and the results of our impairment assessments for the three and nine months ended March 31, 2018.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

We plan to implement the new ASU revenue recognition guidance as of July 1, 2018, using the modified retrospective method with the cumulative effect, if any, of initial adoption to be recognized in Accumulated (losses) earnings at the date of initial application.  We are in the final stages of our evaluation of the impact of the new standard on our accounting policies, processes, and financial reporting.  Based on the evaluation performed to-date, we expect to identify similar performance obligations as compared with deliverables and separate units of account previously identified.  We will continue to assess the impact of adopting this ASU throughout the remainder of fiscal year 2018.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s stream and royalty interests, net as of March 31, 2018 and June 30, 2017.

As of March 31, 2018 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(143,370)	$—	$647,265
Pueblo Viejo	610,404	(101,193)	—	509,211
Andacollo	388,182	(53,916)	—	334,266
Wassa and Prestea	146,475	(39,383)	—	107,092
Rainy River	175,727	(2,354)	—	173,373
Total production stage stream interests	2,111,423	(340,216)	—	1,771,207
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	—	120,053
Peñasquito	99,172	(37,636)	—	61,536
Holt	34,612	(20,868)	—	13,744
Cortez	20,878	(11,230)	—	9,648
Other	483,795	(357,918)	—	125,877
Total production stage royalty interests	844,181	(513,323)	—	330,858
Total production stage stream and royalty interests	2,955,604	(853,539)	—	2,102,065

Development stage stream interests:
Other	12,038	—	—	12,038

Development stage royalty interests:
Cortez	59,803	—	—	59,803
Other	63,810	—	(284)	63,526
Total development stage royalty interests	123,613	—	(284)	123,329
Total development stage stream and royalty interests	135,651	—	(284)	135,367

Exploration stage royalty interests:
Pascua-Lama	416,770	—	(239,080)	177,690
Other	117,481	—	-	117,481
Total exploration stage royalty interests	534,251	—	(239,080)	295,171
Total stream and royalty interests, net	$3,625,506	$(853,539)	$(239,364)	$2,532,603

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2017 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(114,327)	$—	$676,308
Pueblo Viejo	610,404	(67,149)	—	543,255
Andacollo	388,182	(39,404)	—	348,778
Wassa and Prestea	146,475	(22,715)	—	123,760
Total production stage stream interests	1,935,696	(243,595)	—	1,692,101
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	—	120,053
Peñasquito	99,172	(34,713)	—	64,459
Holt	34,612	(19,669)	—	14,943
Cortez	20,873	(10,633)	—	10,240
Other	483,643	(337,958)	—	145,685
Total production stage royalty interests	844,024	(488,644)	—	355,380
Total production stage stream and royalty interests	2,779,720	(732,239)	—	2,047,481
Development stage stream interests:
Rainy River	175,727	—	—	175,727
Other	12,031	—	—	12,031
Total development stage stream interests	187,758	—	—	187,758
Development stage royalty interests:
Cortez	59,803	—	—	59,803
Other	63,811	—	—	63,811
Total development stage royalty interests	123,614	—	—	123,614
Total development stage stream and royalty interests	311,372	—	—	311,372

Exploration stage royalty interests:
Pascua-Lama	416,770	—	—	416,770
Other	116,633			116,633
Total exploration stage royalty interests	533,403	—	—	533,403
Total stream and royalty interests, net	$3,624,495	$(732,239)	$—	$2,892,256

Impairment of royalty interests

In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each stream or royalty interest are measured and recorded to the extent that the carrying value in each stream or royalty interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows.  As part of the Company’s regular asset impairment analysis, which included the presence of impairment indicators, the Company recorded impairment charges for the three and nine months ended March 31, 2018 and 2017, as summarized in the following table:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Pascua-Lama	$239,080	$—	$239,080	$—
Other	284	—	284	—
Total impairment of royalty interests	$239,364	$—	$239,364	$—

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Pascua-Lama

We own a 0.78% to 5.45% sliding‑scale net smelter return (“NSR”) royalty on the Pascua‑Lama project, which straddles the border between Argentina and Chile, and is owned by Barrick Gold Corporation (“Barrick”).  The Company owns an additional royalty equivalent to 1.09% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017.  Our royalty interests are applicable to all gold and copper production from the portion of the Pascua-Lama project lying on the Chilean side of the border.

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

On February 6, 2018, in light of the SMA order to close surface facilities in Chile, and earlier plans to evaluate an underground mine, Barrick announced it reclassified Pascua-Lama’s proven and probable reserves, which are based on an open pit mine plan, as mineralized material.  Barrick reported further details in its year-end results on February 14, 2018 and an update on the Pascua-Lama project at its February 22, 2018 Investor Day.  A significant reduction in reserves or mineralized material are indicators of impairment.

On April 23, 2018, Barrick announced that work performed to-date on the prefeasibility study for a potential underground project has been suspended, and they will focus on adjusting the project closure plan for surface infrastructure on the Chilean side of the project.  Barrick will continue to evaluate opportunities to de-risk the project while maintaining Pascua-Lama as an option for development in the future if economics improve and related risks can be mitigated.

As part of the impairment determination, the fair value for Pascua-Lama was estimated by calculating the net present value of the estimated future cash-flows, subject to our royalty interest, expected to be generated by the mining of the Pascua-Lama deposits.  The Company applied a probability factor to its fair value calculation that Barrick will either proceed with an open-pit mine or an underground mine at Pascua.  The estimates of future cash flows were derived from open-pit and underground mine models developed by the Company using various information reported by Barrick.  The metal price assumptions used in the Company’s model were supported by consensus price estimates obtained by a number of industry analysts.  The future cash flows were discounted using a discount rate which reflects specific market risk factors the Company associates with the Pascua-Lama royalty interest.  Following the impairment charge during the three months ended March 31, 2018, the Pascua-Lama royalty interest has a remaining carrying value of $177.7 million as of March 31, 2018.

3.    DEBT

The Company’s non-current debt as of March 31, 2018 and June 30, 2017 consists of the following:

	As of March 31, 2018				As of June 30, 2017
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$370,000	$(15,963)	$(1,653)	$352,384	$370,000	$(25,251)	$(2,646)	$342,103
Revolving credit facility	75,000	—	(5,111)	69,889	250,000	—	(5,933)	244,067
Total debt	$445,000	$(15,963)	$(6,764)	$422,273	$620,000	$(25,251)	$(8,579)	$586,170

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012.  The 2019 Notes mature on June 15, 2019.  Interest expense recognized on the 2019 Notes for the three and nine months ended March 31, 2018, was $6.1 million and $18.3 million, respectively, compared to $5.9 million and $17.6 million, respectively, for the three and nine months ended March 31, 2017, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $1 billion revolving credit facility.  As of March 31, 2018, the Company had $75 million outstanding and $925 million available under the revolving credit facility with an interest rate on borrowings of LIBOR plus 1.50% for an all-in rate of 3.52%.  During the three and nine months ended March 31, 2018, the Company repaid $75 million and $175 million, respectively, of the outstanding borrowings under the revolving credit facility.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.  Interest expense recognized on the revolving credit facility for the three and nine months ended March 31, 2018 was $1.3 million and $4.9 million, respectively, and $2.9 million and $7.2 million for the three and nine months ended March 31, 2017, and included interest on the outstanding borrowings and the amortization of the debt issuance costs.

As discussed in Note 5 to the notes to consolidated financial statements in the Company’s Fiscal 2017 10-K, the Company has financial covenants associated with its revolving credit facility.  As of March 31, 2018, the Company was in compliance with each financial covenant.

4.    REVENUE

Revenue is comprised of the following:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Stream interests	$82,979	$76,597	$241,028	$236,108
Royalty interests	33,004	30,375	101,779	95,772
Total revenue	$115,983	$106,972	$342,807	$331,880

5.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$70	$94	$241	$297
Stock appreciation rights	482	456	1,456	1,378
Restricted stock	727	800	3,041	3,004
Performance stock	284	(1,036)	1,220	2,079
Total stock-based compensation expense	$1,563	$314	$5,958	$6,758

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive (loss) income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the three and nine months ended March 31, 2018, the Company granted the following stock-based compensation awards:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
	(Number of shares)		(Number of shares)
Stock options	—	—	6,858	7,200
Stock appreciation rights	—	—	71,262	63,340
Restricted stock	—	—	50,380	44,890
Performance stock	—	—	34,010	29,830
Total equity awards granted	—	—	162,510	145,260

As of March 31, 2018, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$307	1.7
Stock appreciation rights	2,703	1.9
Restricted stock	6,251	3.1
Performance stock	1,927	2.0

6.    EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised SSARs and unvested performance stock do not contain rights to dividends.  Under the two-class method, the earnings used to determine basic (loss) earnings per common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted (loss) earnings per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income available to Royal Gold common stockholders	$(153,650)	$23,661	$(139,786)	$81,509
Weighted-average shares for basic EPS	65,307,324	65,169,883	65,283,019	65,145,183
Effect of other dilutive securities	—	105,043	—	122,018
Weighted-average shares for diluted EPS	65,307,324	65,274,926	65,283,019	65,267,201
Basic (loss) earnings per share	$(2.35)	$0.36	$(2.14)	$1.25
Diluted (loss) earnings per share	$(2.35)	$0.36	$(2.14)	$1.25

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash.  As a result, there will be no impact to diluted earnings (loss) per share unless the share price of the Company’s common stock exceeds the conversion price of $102.67.

7.    INCOME TAXES

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax benefit (expense)	$45,859	$(6,492)	$(10,044)	$(18,724)
Effective tax rate	22.9%	23.2%	(7.5%)	19.9%

The effective tax rate for the three months ended March 31, 2018 was primarily impacted by tax benefit related to the royalty impairments. The increase in the effective tax rate for the nine months ended March 31, 2018 is primarily attributable to the effects of recent U.S. tax legislation, as discussed below, and the effects of a non-cash functional currency election ($18 million expense) to file certain Canadian income tax returns in U.S. dollars, partially offset by the tax benefit related to the royalty impairments.  Prior to the functional currency election, certain deferred tax liabilities were measured on the difference between adjusted Canadian dollar acquisition cost and Canadian dollar tax basis.  These deferred tax liabilities were then marked-to market every quarter, for income tax expense (benefit) purposes, to account for changes in the Canadian dollar to U.S. dollar exchange rate.  Post-election, the applicable deferred tax liabilities will be measured on the difference between U.S. GAAP value and U.S. dollar tax basis, and eliminating volatility in the effective tax rate caused by this mark-to-market adjustment.

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

ASC 740, Income Taxes, requires recognition of the effects of tax law changes in the period of enactment.  As a result, the Company recorded a net charge (expense) of $26.4 million during the three months ended December 31, 2017 and the nine months ended March 31, 2018.  This amount is included in Income tax benefit (expense) on our consolidated statements of operations and comprehensive (loss) income.  The tax expense consists of three components: (i) a $12.2 million charge relating to the one-time mandatory tax on the net accumulated post-1986 untaxed earnings and profits of the Company’s foreign subsidiaries, which we will elect to pay over an eight-year period, (ii) a $2.7 million benefit resulting from the re-measurement of the Company’s net deferred tax assets and liabilities, and (iii) a $16.9 million charge related to re-measurement of the U.S. income tax impacts resulting from foreign uncertain tax positions.

The net $26.4 million charge represents what the Company believes is a reasonable estimate of the impact of the Act.  As the net charge is based on currently available information and interpretations, which are continuing to evolve, all amounts should be considered provisional.  The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available.  The final impacts may differ from the recorded amounts as of March 31, 2018 and the Company will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118.  The Company expects to complete its analysis no later than the second quarter of fiscal year 2019.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of March 31, 2018				As of June 30, 2017
				Total stream				Total stream
	Stream	Royalty		and royalty	Stream	Royalty		and royalty
	interest	interest	Impairments	interests, net	interest	interest	Impairments	interests, net
Canada	$820,639	$217,236	$(284)	$1,037,591	$852,035	$221,618	$—	$1,073,653
Dominican Republic	509,211	—	—	509,211	543,256	—	—	543,256
Chile	334,266	453,306	(239,080)	548,492	348,778	453,369	—	802,147
Africa	107,092	515	—	107,607	123,760	572	—	124,332
Mexico	—	95,234	—	95,234	—	105,889	—	105,889
United States	—	167,253	—	167,253	—	168,378	—	168,378
Australia	—	35,088	—	35,088	—	37,409	—	37,409
Other	12,037	20,090	—	32,127	12,030	25,162	—	37,192
Total	$1,783,245	$988,722	$(239,364)	$2,532,603	$1,879,859	$1,012,397	$—	$2,892,256

The Company’s revenue, cost of sales and net revenue by reportable segment for the three and nine months ended March 31, 2018 and 2017, is geographically distributed as shown in the following table:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$51,709	$14,225	$37,484	$35,112	$12,583	$22,529
Dominican Republic	15,734	4,415	11,319	24,524	7,054	17,470
Chile	7,186	1,039	6,147	10,398	1,499	8,899
Africa	8,350	1,666	6,684	6,563	1,283	5,280
Total streams	$82,979	$21,345	$61,634	$76,597	$22,419	$54,178

Royalties:
Mexico	$11,021	$—	$11,021	$10,446	$—	$10,446
United States	8,459	—	8,459	7,899	—	7,899
Canada	6,089	—	6,089	5,535	—	5,535
Australia	3,343	—	3,343	3,174	—	3,174
Africa	543	—	543	672	—	672
Other	3,549	—	3,549	2,649	—	2,649
Total royalties	$33,004	$—	$33,004	$30,375	$—	$30,375
Total streams and royalties	$115,983	$21,345	$94,638	$106,972	$22,419	$84,553

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Nine Months Ended March 31, 2018			Nine Months Ended March 31, 2017
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$106,363	$30,072	$76,291	$105,161	$36,341	$68,820
Dominican Republic	67,492	20,200	47,292	71,911	21,497	50,414
Chile	41,124	6,148	34,976	41,552	6,243	35,309
Africa	26,049	5,207	20,842	17,484	3,501	13,983
Total streams	$241,028	$61,627	$179,401	$236,108	$67,582	$168,526

Royalties:
Mexico	$32,772	$—	$32,772	$31,573	$—	$31,573
United States	31,186	—	31,186	27,012	—	27,012
Canada	17,577	—	17,577	17,405	—	17,405
Australia	9,891	—	9,891	9,867	—	9,867
Africa	1,589	—	1,589	2,260	—	2,260
Chile	399	—	399	1,333	—	1,333
Other	8,365	—	8,365	6,322	—	6,322
Total royalties	$101,779	$—	$101,779	$95,772	$—	$95,772
Total streams and royalties	$342,807	$61,627	$281,180	$331,880	$67,582	$264,298

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

	As of March 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$3,274	$3,274	$3,274	$—	$—
Total assets		$3,274	$3,274	$—	$—
Liabilities (In thousands):
Debt(2)	$431,037	$390,280	$390,280	$—	$—
Total liabilities		$390,280	$390,280	$—	$—

(1)	Included in Other assets on the Company’s consolidated balance sheets.
(2)

Included in the carrying amount is the equity component of our 2019 Notes in the amount of $77 million, which is included within Additional paid-in capital on the Company’s consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.  The warrants that were part of the term loan funded to a subsidiary of Golden Star Resources Ltd. (“Golden Star”) in July 2015 were exercised during the quarter ended September 30, 2017.  The warrants had been classified within Level 2 of the fair value hierarchy as of June 30, 2017.  The fair value of the Golden Star common shares received by the Company upon exercise of the warrants are classified within Level 1 of the fair value hierarchy as of September 30, 2017.  The Company sold all of the common shares of Golden Star received upon exercise of the warrants in October 2017.  The Company’s debt classified within Level 1 of the fair value hierarchy is valued using quoted prices in an active market.  The carrying value of the Company’s revolving credit facility (Note 3) approximates fair value as of March 31, 2018.

As of March 31, 2018, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.  Refer to Note 2 for discussion of inputs used to develop fair value for those royalty interests that were determined to be impaired during the three months ended March 31, 2018.

10.COMMITMENTS AND CONTINGENCIES

Ilovica Gold Stream Acquisition

As of March 31, 2018, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

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

On October 6, 2017, LNRLP filed a Fresh as Amended Statement of Claim, amending the original October 16, 2009 Statement of Claim and amendments thereto made in December 2014, in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited, and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine.  LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey’s Bay began in late 2005, and since defendants began processing Voisey’s Bay concentrates at the new Long Harbour processing facility, and that the defendants have breached their contractual duties of good faith in several ways.  LNRLP requests an order in respect of the correct calculation of future payments, and unspecified damages for non-payment and underpayment of past royalties to the date of the claim, together with additional damages until the date of trial, interest, costs and other damages.  The litigation is in the discovery phase, and trial is expected to commence in September 2018.

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

Statement Regarding Third Party Information

Certain information provided in this report, including the Operator’s Production Estimates by Stream and Royalty Interest for Calendar 2018 and Property Developments, has been provided to us by the operators of properties where we own interests or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC.  Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing metal streams, royalties, and similar interests.  We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of March 31, 2018, we owned stream interests on five producing properties and one development stage property.  Stream interests accounted for approximately 72% and 70%, respectively, of our total revenue for the three and nine months ended March 31, 2018 and 72% and 71%, respectively, of our total revenue for the three and nine months ended March 31, 2017.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of March 31, 2018, we owned royalty interests on 34 producing properties, 21 development stage properties and 132 exploration stage properties, of which we consider 53 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 28% and 30%, respectively, of our total revenue for the three and nine months ended March 31, 2018 and 28% and 29%, respectively, of our total revenue for the three and nine months ended March 31, 2017.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold, LLC joint venture (“Peak Gold JV”), we generally are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

In the ordinary course of business, we engage in a continual review of opportunities to acquire existing stream and royalty interests, to establish new streams on operating mines, to create new stream and royalty interests through the financing of mine development or exploration, or to acquire companies that hold stream and royalty interests.  We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, our analysis of technical, financial and other confidential information of particular opportunities, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

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

For the three and nine months ended March 31, 2018 and 2017, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	March 31, 2018		March 31, 2017		March 31, 2018		March 31, 2017
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,329	76%	$1,219	86%	$1,294	77%	$1,260	86%
Silver ($/ounce)	$16.77	6%	$17.42	7%	$16.78	8%	$18.09	8%
Copper ($/pound)	$3.16	15%	$2.65	3%	$3.04	11%	$2.40	3%
Other	N/A	3%	N/A	4%	N/A	4%	N/A	3%

Recent Business Developments

U.S. Tax Legislation

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Act”), was enacted and is effective for tax years including January 1, 2018.  The effects of the Act were recognized in the period of enactment, or the period ending December 31, 2017.  Certain other aspects of the Act are not effective for fiscal June 30 companies until July 1, 2018.

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

As a result of the Act, the Company recorded a net charge (expense) of $26.4 million during the three months ended December 31, 2017 and nine months ended March 31, 2018.  This amount is included in Income tax benefit (expense) on our consolidated statements of operations and comprehensive (loss) income.  The revised tax expense consists of three components: (i) a $12.2 million charge relating to the one-time mandatory tax on the net accumulated post-1986 untaxed earnings and profits of the Company’s foreign subsidiaries, which we will elect to pay over an eight-year period, (ii) a $2.7 million benefit resulting from the re-measurement of the Company’s net deferred tax assets and liabilities, and (iii) a $16.9 million charge related to re-measurement of the U.S. income tax impacts resulting from foreign uncertain tax positions.  Refer to Note 7 of our notes to consolidated financial statements for further discussion on the income tax accounting considerations for the Act.

Principal Stream and Royalty Interests

The Company considers both historical and future potential revenues in determining which stream and royalty interests in our portfolio are principal to our business.  Estimated future potential revenues from both producing and development properties are based on a number of factors, including reserves subject to our stream and royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause the Company to conclude that one or more of such stream and royalty interests are no longer principal to our business.  Currently, our principal producing stream and royalty interests are listed alphabetically in the following table.

Please refer to our Fiscal 2017 10-K for further discussion of our principal producing and development stream and royalty interests.

Principal Producing Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Barrick Gold Corporation ("Barrick")	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 4.91% NVR; 4.52% NVR (Crossroads)
Mount Milligan	British Columbia, Canada	Centerra Gold Inc. ("Centerra")	Gold stream - 35.00% of payable gold
Copper stream - 18.75% of payable copper
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo	Sanchez Ramirez, Dominican Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter)
Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Rainy River(1)	Ontario, Canada	New Gold, Inc. (“New Gold”)	Gold stream - 6.5% of gold produced (until 230,000 ounces delivered; 3.25% thereafter)
Silver stream - 60% of silver produced (until 3.1 million ounces delivered; 30% thereafter)
Wassa and Prestea(2)	Western Region of Ghana	Golden Star Resources Ltd. (“Golden Star”)	Gold stream - 10.5% of gold produced

(1)

New Gold announced commercial production at Rainy River in October 2017.  The Company reclassified the Rainy River stream interest to production stage from development stage during the three months ended December 31, 2017.

(2)	Gold stream percentage increased to 10.5% from 9.25% effective January 1, 2018.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2018

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2018.  The following table shows such production estimates for our principal producing properties for calendar 2018 as well as the actual production reported to us by the various operators through March 31, 2018.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing and development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2018

Principal Producing Properties

	Calendar 2018 Operator’s Production Estimate			Calendar 2018 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	66,700			14,000
Mount Milligan(4)	195,000 - 215,000		47 - 52 million	29,500		6.1 million
Pueblo Viejo(5)	585,000 - 615,000	Not provided		141,000	Not provided
Rainy River(6)	310,000 - 350,000	Not provided		39,300	0.1 million
Wassa and Prestea	230,000 - 255,000			57,600
Royalty:
Cortez GSR1	48,300			18,500
Cortez GSR2	2,200			400
Cortez GSR3	50,500			18,900
Cortez NVR1	31,600			11,900
Peñasquito(7)	310,000	Not provided		98,000	5.2 million
Lead			160 million			26.0 million
Zinc			300 million			88.7 million

(1)

Production estimates received from our operators are for calendar 2018.  Please refer to our cautionary statement regarding third party information at the beginning of this MD&A.  There can be no assurance that production estimates received from our operators will be achieved.  Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2017 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2018 through March 31, 2018, unless otherwise noted.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)

The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.  The operator did not provide estimated or actual silver production.

(6)	The estimated and actual production figures shown for Rainy River are produced gold and silver in doré. The operator did not provide estimated silver production.

(7)	The estimated and actual gold production figures shown for Peñasquito are payable gold in concentrate. The operator did not provide estimated annual silver production.

Property Developments

The following property development information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 10,000 ounces of gold for the three months ended March 31, 2018, compared to approximately 10,900 ounces of gold for the three months ended March 31, 2017.

Teck indicated that they expect grades to continue to gradually decline, which they expect to be offset largely by planned throughput improvements in the mill.  The current life of mine for Carmen de Andacollo is expected to continue until 2034.  Additional permitting or amendments to existing permits will be required to execute the life of mine plan.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 27,400 ounces of gold for the three months ended March 31, 2018, compared to approximately 22,700 ounces of gold for the three months ended March 31, 2017.  The increase is due to the timing of receipt of shipments.

Copper stream deliveries from Mount Milligan were approximately 1,540 tonnes during the three months ended March 31, 2018.  Copper stream deliveries began during the June 2017 quarter.

On December 27, 2017, Centerra reported that mill processing operations at Mount Milligan were temporarily suspended due to insufficient water.   Mill operations restarted on February 5, 2018 with a single ball mill, and the second ball mill restarted on March 23, 2018.  Centerra reported on May 1, 2018 that Mount Milligan was operating at an average throughput of approximately 40,000 tonnes per day, and that once the spring snow melt is underway, throughput is expected to increase to a targeted average of 55,000 tonnes per day for the second half of calendar 2018.

Centerra is pursuing more permanent permitting solutions to allow higher levels of pumping from current water sources and is developing additional ground water sources for Mount Milligan to proactively mitigate for potential future water shortages during winter months.

Due to the timing of shipments and deliveries of gold and copper, the impact of the temporary shutdown is likely to be reflected in Royal Gold’s mid-calendar 2018 results, as some of the deliveries of gold and copper that were expected in the June through August 2018 period will be deferred to a later date.

Pueblo Viejo

Stream deliveries from Pueblo Viejo were approximately 13,200 ounces of gold and 616,300 ounces of silver for the three months ended March 31, 2018, compared to approximately 10,400 ounces of gold and 373,600 ounces of silver for the three months ended March 31, 2017.  Barrick’s production during the March 2018 quarter was in-line with the prior year quarter as lower than planned ore grades were offset by higher throughput due to improved autoclave efficiencies, the deferral of the autoclave shutdowns to the June 2018 quarter and higher recovery improvements in carbon management, cyanide addition and regeneration kiln control.

Barrick expects production during the June 2018 quarter to be impacted by scheduled autoclave maintenance shutdowns that commenced at the beginning of the June 2018 quarter.  Barrick anticipates ore grades mined and processed to increase in the subsequent quarters, as mining progresses into higher grade zones.  Barrick indicated that for calendar 2018 the Pueblo Viejo mine will be focused on improving operational efficiencies and continuing work on the scoping studies for a plant expansion and the addition of a pre-oxidation heap leach pad, followed by a prefeasibility study and onsite in-plant proof of concept testing, including a 100 tonne per hour flotation plant and a 200,000 tonne per annum bio-oxidation leach pad.  Barrick stated this project has the potential to convert roughly seven million ounces of mineralized material to proven and probable reserves (100 percent basis).

Rainy River

Stream deliveries from Rainy River were approximately 2,900 ounces of gold and approximately 41,800 ounces of silver for the three months ended March 31, 2018. Gold and silver deliveries began during the December 2017 quarter.

Mining activity continued to progress on plan during the March 2018 quarter. Rainy River mined a total of 3.3 million tonnes of ore and currently has a high/medium grade stockpile of approximately 1.3 million tonnes that is available for processing in the near-term, and a low-grade stockpile of approximately 2.1 million tonnes that is scheduled to be processed at the end of the mine life.

The process facility throughput averaged approximately 17,500 tonnes per calendar day and 81% gold recovery during the March quarter. The process facility encountered operational and mechanical challenges during the quarter that impacted availability. No single issue accounted for a significant portion of the unplanned downtime.  However, plugged apron feeders, premature motor failure on the cyclone feed pump, and additional time required for the initial replacement of SAG mill liners are examples of the issues encountered.  These issues were addressed through the quarter which also provided insight into minor design improvements that should improve the process facility performance going forward. Review and implementation of the design improvements is underway, ultimately reducing reoccurrence and increasing operational stability.  Importantly, the process facility demonstrated its operational potential with throughput rates of approximately 22,500 tonnes on certain days. Recoveries in the quarter were lower than planned due to the previously described process interruptions as well as performance and increased wear of various screens, which have since been addressed.  During the first 23 days of April, New Gold reported an average gold recovery of 87% and that the focus in the second quarter of calendar 2018 is on increasing and stabilizing the process facility availability as well as recoveries.

New Gold has recognized an opportunity to increase the process facility’s throughput rate. During the current quarter, New Gold engaged an external engineering firm and are currently finalizing a study that could increase Rainy River’s throughput to a steady 24,000 tonne per day rate.

Wassa and Prestea

Gold stream deliveries from Wassa and Prestea were approximately 6,800 ounces of gold for the three months ended March 31, 2018, compared to approximately 5,700 ounces of gold for the three months ended March 31, 2017.  Under our stream agreement, the gold stream percentage at Wassa and Prestea increased to 10.5%, from 9.25%, effective January 1, 2018.

Golden Star reported a 13% increase in gold production at the Wassa complex during the March 2018 quarter compared the prior year quarter, as a result of the strong production from Wassa underground.

Wassa underground grade increased to 4.54 grams per tonne of gold and mining rate exceeded expectations of 2,300 tonnes per day during the March 2018 quarter, achieving approximately 2,400 tonnes per day.  Golden Star expects the ore production rate to continue to increase to an average rate between 2,700 to 3,000 tonnes per day in 2018.

At Prestea underground, Golden Star experienced problems with blasting in the first stope which continued during the quarter.  As a result, the blasted ore from the first stope contained higher than anticipated levels of dilution.  Golden Star made changes to drill design patterns, blasting practice, raise layouts and stope ventilation, in order to address the dilution issues.

Golden Star expects the performance of the second stope to be much stronger, as a result of the changes made.  Blasting of the second stope is expected to be completed in mid-April 2018, followed by initial draw down of the stope.  Golden Star reported the mucking of the swell ore from the second stope began and it is performing in line with the grades forecasted in the block model.

On March 29, 2018, Golden Star filed an updated technical report pursuant to National Instrument 43-101 for the Bogoso/Prestea operation.  The technical report highlights average annual gold production of approximately 90,000 ounces over the 5-year life of mine based on existing mineral reserves and a production rate of 650 tonnes per day.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez increased approximately 67% over the prior year quarter.  Waste stripping at Crossroads, which is subject to our NVR1 (Crossroads) and GSR2 royalty interests is currently ongoing.    Production from Crossroads is expected to begin in late calendar 2018.

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

On February 6, 2018, in light of the SMA order to close surface facilities in Chile, Barrick announced it reclassified Pascua-Lama’s proven and probable gold reserves of approximately 14 million ounces, which were based on an open pit mine plan, as mineralized material.

On April 23, 2018, Barrick announced that work on the prefeasibility study for a potential underground project has been suspended, and they will focus on adjusting the project closure plan for surface infrastructure on the Chilean side of the project.  Barrick will continue to evaluate opportunities to de-risk the project while maintaining Pascua-Lama as an option for development in the future if economics improve and related risks can be mitigated.

The Company owns a 0.78% to 5.45% sliding-scale net smelter return (“NSR”) gold royalty and a 1.09% NSR copper royalty on the Pascua-Lama project.  Our royalty interests are applicable to all gold and copper production from the portion of the Pascua-Lama project lying on the Chilean side of the border.  The Company routinely assesses whether impairment indicators are present for its long-lived assets.  A significant reduction in reserves or mineralized material is an indicator of potential impairment.  Refer to Note 2 of our notes to consolidated financial statements for further discussion on the impairment assessment and results for our Pascua-Lama royalty interest during the three months ended March 31, 2018.  Pursuant to Barrick’s reclass of reserves to mineralized material at Pascua-Lama, the Company reclassified the remaining carrying value to exploration stage from development stage on our consolidated balance sheets as of March 31, 2018.

Peñasquito

Gold and lead production attributable to our royalty interest at Peñasquito decreased approximately 34% and 17%, respectively, when compared to the prior year quarter.  Silver and zinc production were in line with the prior year quarter. Goldcorp reported gold production was lower during the March 2018 quarter as a result of the planned transition from the higher grade area of Phase 5 at the bottom of the Peñasco pit to lower grade ore from the beginning of Phase 6, lower grade stockpiles, and 10 days of planned mill downtime for maintenance.  Goldcorp expects production to resume in the higher grade ore in late calendar 2019 when the Phase 6 stripping program exposes higher grade ore in the Peñasco pit.

For calendar 2018, Peñasquito is scheduled to mine 39.1 million tonnes of ore, with total material movement of 189 million tonnes.  The open pit operations will progress at a nominal annual mining rate of 225 million tonnes per year until the end of calendar 2023, after which mining volumes are expected to decline as the stripping ratios of ore to waste decrease.

On April 25, 2018, Goldcorp reported the Pyrite Leach Plant (“PLP”) is 86% complete and is expected to commence commissioning in the December 2018 quarter.  The carbon pre-flotation circuit commenced wet commissioning during April 2019.  The PLP is expected to increase overall gold and silver recovery by treating the zinc flotation tailings before discharge to the tailings storage facility. Goldcorp expects the PLP to add production of approximately one million ounces of gold and 44 million ounces of silver over the current life of the mine.

Results of Operations

Quarter Ended March 31, 2018, Compared to Quarter Ended March 31, 2017

For the quarter ended March 31, 2018, we recorded a  net loss attributable to Royal Gold stockholders of $153.7 million, or ($2.35) per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $23.7 million, or $0.36 per basic and diluted share, for the quarter ended March 31, 2017.  The decrease in our earnings per share was attributable to impairment charges of approximately $239.4 million, primarily on our royalty interest at Pascua-Lama, as discussed further in Note 2 of our notes to consolidated financial statements.  This decrease was partially offset by an increase in our revenue, which is discussed below.  The effect of the impairment charges during the quarter ended March 31, 2018, was $2.74 per basic share, after taxes.

For the quarter ended March 31, 2018, we recognized total revenue of $116.0 million, which is comprised of stream revenue of $83.0 million and royalty revenue of $33.0 million at an average gold price of $1,329 per ounce, an average silver price of $16.77 per ounce and an average copper price of $3.16 per pound.  This is compared to total revenue of $107.0 million for the three months ended March 31, 2017, which was comprised of stream revenue of $76.6 million and royalty revenue of $30.4 million, at an average gold price of $1,219 per ounce, an average silver price of $17.42 per ounce and an average copper price of $2.65 per pound for the quarter ended March 31, 2017.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended March 31, 2018 and 2017

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2018			March 31, 2017
			Reported				Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue		Production(1)
Stream(2):
Mount Milligan		$47,807				$35,112
	Gold		25,800	oz.			28,900	oz.
	Copper		4.3	Mlbs.			N/A
Pueblo Viejo		$15,734				$24,524
	Gold		8,500	oz.			15,600	oz.
	Silver		260,800	oz.			322,000	oz.
Wassa and Prestea	Gold	$8,350	6,300	oz.		$6,563	5,400	oz.
Andacollo	Gold	$7,186	5,400	oz.		$10,398	8,500	oz.
Rainy River		$3,902			$	N/A
	Gold		2,800	oz.			N/A
	Silver		11,100	oz.			N/A
Total stream revenue		$82,979				$76,597

Royalty(2):
Peñasquito		$6,452				$6,981
	Gold		91,200	oz.			137,500	oz.
	Silver		5.0	Moz.			4.8	Moz.
	Lead		26.0	Mlbs.			31.3	Mlbs.
	Zinc		88.0	Mlbs.			88.5	Mlbs.
Cortez	Gold	$1,901	18,900	oz.		$1,068	11,300	oz.
Other(3)	Various	$24,651	N/A			$22,326	N/A
Total royalty revenue		$33,004				$30,375
Total Revenue		$115,983				$106,972

(1)

Reported production relates to the amount of metal sales, subject to our stream and royalty interests for the three months ended March 31, 2018 and 2017, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)	Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the three months ended March 31, 2018, compared with the three months ended March 31, 2017, resulted primarily from an increase in our stream revenue and an increase in the average gold and copper prices.  The increase in our stream revenue was primarily attributable to new gold and silver production from our Rainy River stream, an increase in gold sales at Wassa and Prestea and increased copper sales at Mount Milligan, partially offset by lower metal sales at Pueblo Viejo and Andacollo.   Silver deliveries from Rainy River began during our December 2017 quarter with silver sales beginning in the March 2018 quarter.  Copper deliveries from Mount Milligan began during our June 2017 quarter.

Gold and silver ounces and tonnes of copper purchased and sold during the three months ended March 31, 2018 and 2017, and gold and silver ounces and tonnes of copper in inventory as of March 31, 2018, and June 30, 2017, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2018		March 31, 2017		March 31, 2018	June 30, 2017
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	27,400	25,800	22,700	28,900	6,800	100
Pueblo Viejo	13,200	8,500	10,400	15,600	13,200	12,900
Andacollo	10,000	5,400	10,900	8,500	4,600	100
Wassa and Prestea	6,800	6,300	5,700	5,400	900	1,000
Rainy River	2,900	2,800	—	—	300	—
Total	60,300	48,800	49,700	58,400	25,800	14,100

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2018		March 31, 2017		March 31, 2018	June 30, 2017
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	616,300	260,800	373,600	322,000	616,300	536,800
Rainy River	41,800	11,100	—	—	42,600	—
Total	658,100	271,900	373,600	322,000	658,900	536,800

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2018		March 31, 2017		March 31, 2018	June 30, 2017
Copper Stream	Purchases (tonnes)	Sales (tonnes)	Purchases (tonnes)	Sales (tonnes)	Inventory (tonnes)	Inventory (tonnes)
Mount Milligan	1,540	1,966	N/A	N/A	—	—

Our royalty revenue increased during the quarter ended March 31, 2018, compared with the quarter ended March 31, 2017,  primarily due to an increase in the average gold and copper prices.  Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

General and administrative expenses increased to $8.1 million for the three months ended March 31, 2018 from $5.4 million for the three months ended March 31, 2017.  The increase during the current quarter was primarily due to an increase in legal and litigation costs ($1.3 million) and an increase in non-cash stock based compensation ($1.2 million).

Exploration costs decreased to $0.5 million for the three months ended March 31, 2018, from $2.6 million for the three months ended March 31, 2017.  Exploration costs are specific to our Peak Gold JV for exploration and advancement of the Tetlin gold project located near Tok, Alaska, as discussed further in Note 3 of our notes to consolidated financial statements included in our Fiscal 2017 10-K.  As of March 31, 2018, Royal Gold, through its wholly-owned subsidiary Royal Alaska, LLC owns a 39.6% membership interest in the Peak Gold JV.

Impairment of royalty and stream interests was $239.4 million for the three months ended March 31, 2018.  The impairment of royalty interests was the result of our regular impairment analysis conducted during the three months ended March 31, 2018, and was primarily due to the presence of impairment indicators on our royalty interest at Pascua-Lama.  Refer to Note 2 of our notes to consolidated financial statements for further discussion on our impairment analysis and results.

During the three months ended March 31, 2018, we recognized an income tax benefit totaling $45.9 million compared with an income tax expense of $6.5 million during the three months ended March 31, 2017.  This resulted in an effective tax rate of 22.9% in the current period, compared with 23.2% in the quarter ended March 31, 2017.  The effective tax rate for the three months ended March 31, 2018 was affected by the tax benefit related to the royalty impairment offset by an increase to uncertain tax liabilities as the result of a reassessment in a Canadian subsidiary.

Nine Months Ended March 31, 2018, Compared to Nine Months Ended March 31, 2017

For the nine months ended March 31, 2018, we recorded a net loss attributable to Royal Gold stockholders of $139.8 million, or ($2.14) per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $81.5 million, or $1.25 per basic share and diluted share, for the nine months ended March 31, 2017.  The decrease in our earnings per share was primarily attributable to impairment charges of approximately $239.4 million on our royalty interest at Pascua-Lama, as discussed further in Note 2 of our notes to consolidated financial statements.  This decrease was partially offset by an increase in our revenue, which is discussed below.  The effect of the impairment charges during the quarter ended March 31, 2018, was $2.74 per basic share, after taxes.  The decrease in our earnings per share was also attributable to an increase in our income tax expense due to the impacts of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.  The effects of the Act and the non-cash functional currency election for income tax purposes was additional income tax expense of approximately $26.4 million and $15.9 million, respectively, or $0.40 and $0.24 per basic share, respectively, during the three months ended December 31, 2017.  Refer to “Recent Business Developments” above and Note 7 of our notes to consolidated financial statements for further discussion on the Act.

For the nine months ended March 31, 2018, we recognized total revenue of $342.8 million, which is comprised of stream revenue of $241.0 million and royalty revenue of $101.8 million, at an average gold price of $1,294 per ounce, an average silver price of $16.78 per ounce and an average copper price of $3.04 per pound.  This is compared to total revenue of $331.9 million for the nine months ended March 31, 2017, which is comprised of stream revenue of $236.1 million and royalty revenue of $95.8 million, at an average gold price of $1,260 per ounce, an average silver price of $18.09 per ounce and an average copper price of $2.40 per pound.  Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 is as follows:

Revenue and Reported Production Subject to Our Royalty and Stream Interests

Nine Months Ended March 31, 2018 and 2017

(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended			Nine Months Ended
		March 31, 2018			March 31, 2017
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$101,390			$105,161
	Gold		57,100	oz.		83,500	oz.
	Copper		8.7	Mlbs.		N/A
Pueblo Viejo		$67,492			$71,911
	Gold		35,900	oz.		40,200	oz.
	Silver		1.3	Moz.		1.2	Moz.
Andacollo	Gold	$41,124	32,100	oz.	$41,552	32,900	oz.
Wassa and Prestea	Gold	$26,049	20,200	oz.	$17,484	14,000	oz.
Rainy River		$4,973			N/A
	Gold		3,600	oz.		N/A
	Silver		11,100	oz.		N/A
Total stream revenue		$241,028			$236,108

Royalty(2):
Peñasquito		$20,439			$19,935
	Gold		296,200	oz.		423,000	oz.
	Silver		15.9	Moz.		15.1	Moz.
	Lead		95.5	Mlbs.		97.8	Mlbs.
	Zinc		274.8	Mlbs.		232.1	Mlbs.
Cortez	Gold	$7,823	73,800	oz.	$4,942	47,600	oz.
Other(3)	Various	$73,517	N/A		$70,895	N/A
Total royalty revenue		$101,779			$95,772
Total revenue		$342,807			$331,880

(1)Reported production relates to the amount of metal sales, subject to our royalty and stream interests for the nine months ended March 31, 2018 and 2017, and may differ from the operators’ public reporting.

(2)Refer to “Property Developments” above for further discussion on our principal stream interests.

(3) Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the nine months ended March 31, 2018, compared with the nine months ended March 31, 2017, resulted primarily from an increase in our stream revenue and an increase in the average gold and copper prices.  The increase in our stream revenue was primarily attributable to new gold and silver production from our Rainy River stream, an increase in gold sales at Wassa and Prestea and increased copper sales at Mount Milligan, partially offset by lower gold sales at Pueblo Viejo and Andacollo.  Silver deliveries from Rainy River began during our December 2017 quarter with silver sales beginning in the March 2018 quarter.  Copper deliveries from Mount Milligan began during our June 2017 quarter.

Gold and silver ounces and tonnes of copper purchased and sold during the nine months ended March 31, 2018 and 2017, gold and silver ounces and tonnes of copper in inventory as of March 31, 2018, and June 30, 2017, for our streaming interests were as follows:

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2018		March 31, 2017		March 31, 2018	June 30, 2017
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	63,800	57,100	76,100	83,500	6,800	100
Andacollo	36,500	32,100	35,400	32,900	4,600	100
Pueblo Viejo	36,300	35,900	39,700	40,200	13,200	12,900
Wassa and Prestea	20,200	20,200	14,500	14,000	900	1,000
Rainy River	3,900	3,600	—	—	300	—
Total	160,700	148,900	165,700	170,600	25,800	14,100

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2018		March 31, 2017		March 31, 2018	June 30, 2017
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1,346,500	1,267,000	1,239,400	1,188,600	616,300	536,800
Rainy River	53,700	11,100	—	—	42,600	—
Total	1,400,200	1,278,100	1,239,400	1,188,600	658,900	536,800

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2018		March 31, 2017		March 31, 2018	June 30, 2017
Copper Stream	Purchases (tonnes)	Sales (tonnes)	Purchases (tonnes)	Sales (tonnes)	Inventory (tonnes)	Inventory (tonnes)
Mount Milligan	3,954	3,954	N/A	N/A	—	—

Our royalty revenue increased during the nine months ended March 31, 2018, compared with the nine months ended March 31, 2017,  primarily due to an increase in the average gold and copper prices and increased gold production at Cortez.  Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Cost of sales decreased to $61.6 million for the nine months ended March 31, 2018, compared to $67.6 million for the nine months ended March 31, 2017.  The decrease was primarily due to decreased gold sales from Mount Milligan and Pueblo Viejo.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

Impairment of royalty and stream interests was $239.4 million for the nine months ended March 31, 2018.  The impairment of royalty interests was the result of our regular impairment analysis conducted during the three months ended March 31, 2018, and was primarily due to the presence of impairment indicators on our royalty interest at Pascua-Lama.  Refer to Note 2 of our notes to consolidated financial statements for further discussion on our impairment analysis and results.

Interest and other income decreased to $3.4 million for the nine months ended March 31, 2018, from $10.1 million for the nine months ended March 31, 2017.  The decrease was primarily due to a gain recognized ($3.4 million) on consideration received as part of the termination of our Phoenix Gold Project streaming interest during the prior period.  Refer to our Fiscal 2017 10-K for discussion on the Phoenix Gold Project restructuring.  The decrease in interest and other income was also due to consideration received as part of a legal settlement and termination of a non-principal royalty of approximately $2.8 million during the prior period.

During the nine months ended March 31, 2018, we recognized income tax expense totaling $10.0 million compared with $18.7 million during the nine months ended March 31, 2017.  This resulted in an effective tax rate of (7.5%) in the current period, compared with 19.9% during the nine months ended March 31, 2017.  The increase in the effective tax rate for the nine months ended March 31, 2018 is primarily attributable to the effects of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.  Refer to “Recent Business Developments” above and Note 7 of our notes to consolidated financial statements for further discussion on the Act.

Liquidity and Capital Resources

Overview

At March 31, 2018, we had current assets of $151.9 million compared to current liabilities of $43.5 million resulting in working capital of $108.4 million and a current ratio of 3 to 1.  This compares to current assets of $143.6 million and current liabilities of $34.3 million at June 30, 2017, resulting in working capital of $109.3 million and a current ratio of approximately 4 to 1.

During the quarter ended March 31, 2018, liquidity needs were met from $94.7 million in net revenue and our available cash resources.  During the three months ended March 31, 2018, the Company repaid $75.0 million of the outstanding borrowings under the revolving credit facility.  As of March 31, 2018, the Company had $925 million available and $75 million outstanding under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $1 billion  of total available liquidity as of March 31, 2018.  The Company was in compliance with each financial covenant under the revolving credit facility as of March 31, 2018.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on our debt.

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

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $251.8 million for the nine months ended March 31, 2018, compared to $200.9 million for the nine months ended March 31, 2017.  The increase was primarily due to tax refund received from a foreign taxing authority of approximately $21 million and an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $13.1 million.

Investing Activities

Net cash used in investing activities totaled $2.3 million for the nine months ended March 31, 2018, compared to cash used in investing activities of $202.2 million for the nine months ended March 31, 2017.  The decrease in cash used in investing activities is primarily due to a decrease in acquisitions of stream and royalty interests in mineral properties compared to the prior year period.

Financing Activities

Net cash used in financing activities totaled $226.0 million for the nine months ended March 31, 2018, compared to cash used in financing activities of $27.3 million for the nine months ended March 31, 2017.  The increase in cash used in financing activities is primarily due to increased repayments of amounts outstanding under our revolving credit facility.

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

•

the ability of operators to bring projects into production on schedule or operate in accordance with feasibility studies, including development stage mining properties, mine and mill expansion projects and other development and construction projects;

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

•

hazards and risks at the properties where we hold stream and royalty interests that are normally associated with developing and mining properties, including unanticipated grade, continuity and geological, metallurgical, processing or other problems, mine operating and ore processing facility problems, pit wall or tailings dam failures, industrial accidents, environmental hazards and natural catastrophes such as drought, floods, hurricanes or earthquakes and access to sufficient raw materials, water and power;

•	changes in operators’ mining, processing and treatment techniques, which may change the production of minerals subject to our stream and royalty interests;

•	changes in the methodology employed by our operators to calculate our stream and royalty interests, or failure to make such calculations in accordance with the agreements that govern them;

•	changes in project parameters as plans of the operators of properties where we hold stream and royalty interests are refined;

•	accuracy of and decreases in estimates of reserves and mineralization by the operators of properties where we hold stream and royalty interests;

•	contests to our stream and royalty interests and title and other defects in the properties where we hold stream and royalty interests;

•	adverse effects on market demand for commodities, the availability of financing, and other effects from adverse economic and market conditions;

•	future financial needs of the Company and the operators of properties where we hold stream or royalty interests;

•	federal, state and foreign legislation governing us or the operators of properties where we hold stream and royalty interests;

•	the availability of stream and royalty interests for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;

•	our ability to make accurate assumptions regarding the valuation, timing and amount of revenue to be derived from our stream and royalty interests when evaluating acquisitions;

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

During the nine months ended March 31, 2018, we reported revenue of $342.8 million, with an average gold price for the period of $1,294 per ounce, an average silver price of $16.78 per ounce and an average copper price of $3.04 per pound.  Approximately 77% of our total reported revenues for the nine months ended March 31, 2018 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the nine months ended March 31, 2018, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $27.8 million.

Approximately 11% of our total reported revenues for the nine months ended March 31, 2018 were attributable to copper sales from our copper producing stream and royalty interests.  For the nine months ended March 31, 2018, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $3.9 million.

Approximately 6% of our total reported revenues for the nine months ended March 31, 2018 were attributable to silver sales from our silver producing stream and royalty interests.  For the nine months ended March 31, 2018, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $2.8 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation.

4.1*	Form of common stock certificate

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 3, 2018
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	By:	/s/ Stefan Wenger
Stefan Wenger
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)