Form 10-K
period 2018-06-30
ROYAL GOLD INC
filed 2018-08-09
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

Aggregate market value of the voting common stock held by non‑affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 31, 2017, as reported on the NASDAQ Global Select Market was $5,335,748,560. There were 65,505,110 shares of the Company’s common stock, par value $0.01 per share, outstanding as of August 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders scheduled to be held on November 14, 2018, and to be filed within 120 days after June 30, 2018, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10‑K.

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

Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests, except for our interest in the Peak Gold, LLC joint venture (“Peak Gold JV”) as described further in this report. Certain information provided in this Annual Report on Form 10‑K, including, without limitation, all reserves, historical production and production estimates, descriptions of properties and developments at properties included herein, has been provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the Securities and Exchange Commission (the “SEC”). Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for the accuracy, completeness or fairness of, such third‑party information and refers the reader to the public reports filed by the operators for information regarding those properties.

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

We manage our business under two segments:

Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of June 30, 2018, we owned stream interests on five producing properties and one development stage property.  Our stream interests accounted for approximately 71% of our total revenue for the fiscal years ended June 30, 2018 and 2017.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests—Royalties are non‑operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2018, we owned royalty interests on 34 producing properties, 21 development stage properties and 130 exploration stage properties, of which we consider 53 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 29% of our total revenue for the fiscal years ended June 30, 2018 and 2017.

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

As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2018 were as follows:

(1)	Our revenue increased 4.1% to $459.0 million, compared to $440.8 million during fiscal year 2017;
(2)	We repaid the remaining $250 million outstanding under our revolving credit facility and have $1.0 billion available as of June 30, 2018;
(3)

We increased our calendar year dividend to $1.00 per basic share, which is paid in quarterly installments throughout calendar year 2018.  This represents a 4.2% increase compared with the dividend paid during calendar year 2017.

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

Fiscal 2018 Business Developments

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

The Act, among other things, reduced the U.S. corporate income tax rate to 21% starting January 1, 2018.  As a United States domiciled company, we expect that the Act will have a positive long-term impact on Royal Gold’s future financial results through the reduction in the U.S. corporate tax rate from 35% to 21% and by allowing us to efficiently repatriate future earnings from our foreign subsidiaries.  As the Company is a fiscal year taxpayer, we applied a blended U.S. federal income tax rate of approximately 28.1% for the fiscal year ending June 30, 2018.  The blended percentage was calculated on a pro-rata percentage of the number of days before and after January 1, 2018.  The Company’s U.S. statutory federal corporate income tax rate will be 21% for the fiscal year commencing on July 1, 2018 and all future years.

Refer to Note 10 of our notes to consolidated financial statements for further discussion on the income tax accounting considerations for the Act.

Recent Transactions

On June 28, 2018, Royal Gold acquired 682,556 shares of common stock of Contango ORE, Inc. (“CORE”) for consideration of $26 per share from certain individual stockholders of CORE.

On June 29, 2018, Royal Gold, through a wholly-owned subsidiary, acquired an additional 1.75% NSR royalty interest on Amarillo Gold’s Mara Rosa gold project in Goias State, Brazil for $10.8 million.

On June 29, 2018, a subsidiary of Golden Star repaid its $20 million term loan facility, plus accrued interest, to Royal Gold.

See Note 3 of the notes to consolidated financial statements for more information regarding these transactions

Our Operational Information

Reportable Segments, Geographical and Financial Information

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long‑lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of June 30, 2018				As of June 30, 2017
				Total stream				Total stream
	Stream	Royalty		and royalty	Stream	Royalty		and royalty
	interest	interest	Impairments	interests, net	interest	interest	Impairments	interests, net
Canada	$809,500	$214,562	$(284)	$1,023,778	$852,035	$221,618	$—	$1,073,653
Dominican Republic	495,460	—	—	495,460	543,256	—	—	543,256
Chile	328,331	453,306	(239,080)	542,557	348,778	453,369	—	802,147
Africa	104,874	502	—	105,376	123,760	572	—	124,332
Mexico	—	93,277	—	93,277	—	105,889	—	105,889
United States	—	165,543	—	165,543	—	168,378	—	168,378
Australia	—	34,254	—	34,254	—	37,409	—	37,409
Other	12,039	28,833	—	40,872	12,030	25,162	—	37,192
Total	$1,750,204	$990,277	$(239,364)	$2,501,117	$1,879,859	$1,012,397	$—	$2,892,256

The Company’s revenue, costs of sales and net revenue by reportable segment for our fiscal years ended June 30, 2018,  2017 and 2016 are geographically distributed as shown in the following table:

	Year Ended June 30, 2018			Year Ended June 30, 2017
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$142,244	$40,766	$101,478	$136,736	$45,954	$90,782
Dominican Republic	95,055	28,496	66,559	91,589	27,191	64,398
Chile	57,413	8,614	48,799	60,251	9,037	51,214
Africa	29,804	5,963	23,841	25,435	5,083	20,352
Total streams	$324,516	$83,839	$240,677	$314,011	$87,265	$226,746

Royalties:
Mexico	$42,959	$—	$42,959	$41,945	$—	$41,945
United States	39,496	—	39,496	35,282	—	35,282
Canada	24,254	—	24,254	23,208	—	23,208
Australia	13,710	—	13,710	12,943	—	12,943
Africa	2,098	—	2,098	3,131	—	3,131
Chile	473	—	473	1,648	—	1,648
Other	11,536	—	11,536	8,646	—	8,646
Total royalties	$134,526	$—	$134,526	$126,803	$—	$126,803
Total streams and royalties	$459,042	$83,839	$375,203	$440,814	$87,265	$353,549

	Fiscal Year Ended June 30, 2017			Fiscal Year Ended June 30, 2016
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$136,736	$45,954	$90,782	$125,755	$47,417	$78,338
Dominican Republic	91,589	27,191	64,398	39,684	11,625	28,059
Chile	60,251	9,037	51,214	49,243	7,280	41,963
Africa	25,435	5,083	20,352	23,346	4,657	18,689
Total streams	$314,011	$87,265	$226,746	$238,028	$70,979	$167,049
Royalties:
Mexico	$41,945	$—	$41,945	$35,267	$—	$35,267
United States	35,282	—	35,282	35,483	—	35,483
Canada	23,208	—	23,208	30,676	—	30,676
Australia	12,943	—	12,943	10,462	—	10,462
Africa	3,131	—	3,131	1,868	—	1,868
Chile	1,648	—	1,648	84	—	84
Other	8,646	—	8,646	7,922	—	7,922
Total royalties	$126,803	$—	$126,803	$121,762	$—	$121,762
Total streams and royalties	$440,814	$87,265	$353,549	$359,790	$70,979	$288,811

Please see “Operations in foreign countries or other sovereign jurisdictions are subject to many risks, which could decrease our revenues,” under Part I, Item 1A, Risk Factors, of this report for a description of the risks attendant to foreign operations.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver and copper, together with the amounts of production from our producing stage stream and royalty interests.  During the fiscal year ended June 30, 2018, Royal Gold derived approximately 86% of its revenue from precious metals (including 77% from gold and 9% from silver), 11% from copper and 3% from other minerals.  The price of gold, silver, copper and other metals have fluctuated widely in recent years.  The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and significant declines in the price of gold, silver or copper could have a material and adverse effect on the Company’s results of operations and financial condition.

Competition

The mining industry in general and streaming and royalty segments in particular are very competitive.  We compete with other streaming and royalty companies, mine operators, and financial buyers in efforts to acquire existing royalty interests, and with the lenders, investors, and streaming and royalty companies providing financing to operators of mineral properties in our efforts to create new streaming and royalty interests.  Our competitors may be larger than we are and may have greater resources and access to capital than we have.  Key competitive factors in the stream and royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

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

Company Personnel

We currently have 23 employees, 17 located in Denver, Colorado and the remainder located in our Zug, Switzerland, Vancouver, Canada, and Toronto, Canada offices.  Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our overall employee relations to be good.

We also retain independent contractors to provide consulting services, relating primarily to geologic and geophysical interpretations and also relating to such metallurgical, engineering, environmental, and other technical matters as may be deemed useful in the operation of our business.

ITEM 1A.   RISK FACTORS

You should carefully consider the risks described below before making an investment decision. Our business, financial condition, results of operations, and cash flows could be materially adversely affected by any of these risks. The market or trading price of our securities could decline due to any of these risks. In addition, please see our note about forward-looking statements included in Part II, Item 7, MD&A of this Annual Report on Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business,  operations and stock price.

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

Volatility in gold, silver, copper and nickel prices is demonstrated by the annual high and low prices for those metals over the past decade as reported by, in the case of gold and silver, the London Bullion Market Association, and in the case of copper and nickel, the London Metal Exchange:

	Gold		Silver		Copper		Nickel
	($/ounce)		($/ounce)		($/pound)		($/pound)
Calendar Year	High	Low	High	Low	High	Low	High	Low
2008 - 2009	$1,213	$713	$20.92	$8.88	$4.08	$1.26	$15.10	$4.00
2010 - 2011	$1,895	$1,058	$48.70	$15.14	$4.60	$2.76	$13.17	$7.68
2012 - 2013	$1,792	$1,192	$37.23	$18.61	$3.93	$3.01	$9.90	$5.97
2014 - 2015	$1,385	$1,049	$22.05	$13.71	$3.37	$2.05	$9.62	$3.70
2016 - 2017	$1,366	$1,077	$20.71	$13.58	$3.27	$1.96	$5.82	$3.50
2018 to-date (August 1, 2018)	$1,355	$1,218	$17.52	$15.26	$3.29	$2.95	$7.14	$5.63

Declines in market prices could cause an operator to reduce, suspend or terminate production from an operating project or construction work at a development project, which may result in a temporary or permanent reduction or cessation of revenue from those projects, and may prevent us from being able to recover the initial investment in our stream and royalty interests. Our streaming agreements provide us the right to purchase metals either at a fixed price per ounce or a specified percentage of the spot price. Our margin between the price at which we can purchase metals pursuant to streaming agreements and the price at which we sell metals in the market will vary as metal prices vary; in the event of metal price declines, we would generate lower cash flow or earnings, or possibly losses. Further, our sliding‑scale royalties, such as Cortez, Holt, Mulatos and other properties, amplify the effect of declines in market prices for metals because when prices fall below price thresholds specified in a sliding‑scale royalty, a lower royalty rate will apply. A price decline may result in a material and adverse effect on our business, results of operations and financial condition.

Metal price fluctuations between the time that decisions about development and construction of a mine are made and the commencement of production can have a material adverse effect on the economics of a mine and can eliminate or have a material adverse impact on the value of stream and royalty interests on the property.

Where gold and silver are produced as co-products or by‑products at the properties where we hold stream and royalty interests, an operator’s production decisions and the economic cut‑off applied to its reporting of gold and silver reserves and resources may be influenced by changes in the commodity prices of the principal metals produced at the mines.

Moreover, certain agreements governing our royalty interests, such as those relating to our royalty interests in the Robinson and Peñasquito properties, are based on the operator’s concentrate sales to smelters, which include price adjustments between the operator and the smelter based on metals prices at a later date, typically three to five months after shipment to the smelter. In such cases, our payments from the operator include a component of these later price adjustments, which can result in decreased revenue in later periods if metals prices have fallen.

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

Although we generally are not required to pay capital costs on projects on which we hold stream or royalty interests (except for transactions where we finance mine development or actively fund or participate in exploration), our financial results are indirectly subject to hazards and risks normally associated with developing and operating mining properties where we hold stream and royalty interests. Some of these risks include:

•insufficient ore reserves;

•increases in capital or operating costs incurred by operators or third parties that may impact the amount of reserves available to be mined, cause an operator to delay or curtail mining development and operations, or render mining of ore uneconomical and cause an operator to suspend or close operations;

•declines in the price of gold, silver, copper, nickel and other metals;

•mine operating and ore processing facility problems;

•significant permitting, environmental and other regulatory requirements and restrictions and any changes in those regulations or their enforcement;

•challenges by non‑mining interests, including by local communities, indigenous populations and non‑governmental organizations, to existing permits and mining rights, and to applications for permits and mining rights;

•community or civil unrest;

•labor shortage of miners, geologists and mining experts, changes in labor laws, increased labor costs, and labor disputes, strikes or work stoppages at mines;

•unavailability of mining, drilling and related equipment;

•unanticipated geological conditions or metallurgical characteristics;

•unanticipated ground or water conditions, including lack of access to sufficient quantities of water for operations;

•pit wall or tailings dam failures or any underground stability issues;

•fires, explosions and other industrial accidents;

•environmental hazards and natural catastrophes such as droughts, floods, hurricanes or earthquakes;

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

•default by an operator on its obligations to us or its other creditors;

•insolvency, bankruptcy or other financial difficulty of the operator; and

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

Our investments in the Mount Milligan, Andacollo, Pueblo Viejo,  Wassa and Prestea and Peñasquito properties generated approximately $341.7 million in revenue in fiscal year 2018, or 74% of our revenue for the period. We expect these properties and others to be important to us in fiscal year 2019 and beyond. Any adverse development affecting the operation of or production from any of these properties could have a material adverse effect on our business, results of operations, cash flows and financial condition. Any adverse decision made by the operators, such as changes to mine plans, production schedules, metallurgical processes or royalty calculation methodologies, may materially and adversely impact the timing and amount of revenue that we receive.

Problems concerning the existence, validity, enforceability, terms or geographic extent of our stream and royalty interests could adversely affect our business and revenues, and our interests may similarly be materially and adversely impacted by change of control, bankruptcy or the insolvency of operators.

Defects in or disputes relating to the stream and royalty interests we hold or acquire may prevent us from realizing the anticipated benefits from these interests, and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Material changes could also occur that may adversely affect management’s estimate of the carrying value of our stream and royalty interests and could result in impairment charges. While we seek to confirm the existence, validity, enforceability, terms and geographic extent of the stream and royalty interests we acquire, there can be no assurance that disputes or other problems concerning these and other matters or other problems will not arise. Confirming these matters is complex and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property and to the documents reflecting the stream or royalty interest. Similarly, stream interests and, in many jurisdictions, royalty interests are contractual in nature, rather than interests in land, and therefore may be subject to change of control, bankruptcy or insolvency of operators, and our stream or royalty interests could be materially restricted or set aside through judicial or administrative proceedings. We often do not have the protection of security interests that could help us recover all or part of our investment in a stream or royalty interest.

We have limited access to data and disclosure regarding the operation of the properties on which we have stream and royalty interests, which may limit our ability to assess the performance of a stream or royalty interest.

Although certain agreements governing our stream and royalty interests require the operators to provide us with production, operating and other information, we do not have the contractual right to receive such information for all of our interests. As a result, we may have limited access to data about the operations and the properties themselves, which could affect our ability to assess the performance of a stream or royalty interest. This could result in delays in, or reductions of, our cash flow from the amounts that we anticipate based on the stage of development of or production from the properties which could have an adverse impact on our business, results of operations, cash flows and financial condition.

Acquired stream and royalty interests, particularly on development stage properties, are subject to the risk that they may not produce anticipated revenues.

The stream and royalty interests we acquire may not produce anticipated revenues. The success of our acquisitions of stream and royalty interests is based on our ability to make accurate assumptions regarding the valuation, timing and amount of revenues to be derived from our stream and royalty interests, the geological, metallurgical and other technical aspects of the project, and, for development projects, the costs, timing and conduct of development. If an operator does not bring a property into production and operate in accordance with feasibility studies, technical or reserve reports or mine and other plans due to lack of capital, inexperience, unexpected problems, delays, or otherwise, then the acquired stream or royalty interest may not yield sufficient revenues to be profitable for us. Furthermore, operators of properties at all stages must obtain and maintain all necessary environmental permits and access to adequate supplies of water, power and other raw materials, as well as financing, necessary to begin or sustain development or production, and there can be no assurance that operators will be able to do so.

The failure of any of our principal properties to produce anticipated revenues on schedule or at all would have a material adverse effect on our asset carrying values or the other benefits we expect to realize from the acquisition of stream and royalty interests, and potentially our business, results of operations, cash flows and financial condition.

For example, we experienced an impairment charge of $239.1 million for the Pascua-Lama mining project during our third quarter of fiscal 2018 after Barrick Gold Corporation (“Barrick”), the owner of the project, reclassified the proven and probable reserves for the Chilean portion of the project, to which our royalty interest relates, and, ultimately, suspended further development of the project, in response to sanctions by the Chilean government.  See Note 4 of the notes to consolidated financial statements for more information.  Further, as mines on which we have stream and royalty interests mature, we can expect overall declines in production unless operators are able to replace reserves that are mined through mine expansion or successful new exploration. There can be no assurance that the operators of properties where we hold stream and royalty interests will be able to maintain or increase production or replace reserves as they are mined.

Operators may interpret our stream and royalty interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights.

Our stream and royalty interests generally are subject to uncertainties and complexities arising from the application of contract and property laws in the jurisdictions where the mining projects are located. Operators and other parties to the agreements governing our stream and royalty interests may interpret our interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights. We may or may not be successful in enforcing our contractual rights, and our revenues relating to any challenged stream or royalty interests may be delayed, curtailed or eliminated during the pendency of any such dispute or in the event our position is not upheld, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. Disputes could arise challenging, among other things, methods for calculating the stream or royalty interest, various rights of the operator or third parties in or to the stream or royalty interest or the underlying property, the obligations of a current or former operator to make payments on stream and royalty interests, and various defects or ambiguities in the agreement governing a stream or royalty interest.

For example, on October 6, 2017, the Labrador Nickel Royalty Limited Partnership (“LNRLP”), of which the Company is the indirect majority owner, filed amendments to its original October 2009 statement of claim against Vale and certain subsidiaries of Vale. LNRLP alleges that Vale has been calculating LNRLP’s 3% NSR royalty on nickel, copper and cobalt produced from the Voisey’s Bay mine incorrectly since production began in late 2005, and since Vale began processing Voisey’s Bay concentrates at its new Long Harbour Processing facility, and that Vale has breached its contractual duties of good faith.  Royal Gold strongly disagrees with Vale’s position that full operating costs, depreciation and cost of capital are permissible net smelter return deductions pursuant to the royalty agreement and is aggressively pursuing its legal remedies.

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

Any such acquisition could be material to us. All transactions include risks associated with our ability to negotiate acceptable terms with counter-parties.  In addition, any such acquisition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located and other risks discussed in this Annual Report on Form 10-K. There can be no assurance that any acquisitions completed will ultimately benefit the Company.

In addition, we may consider opportunities to restructure our existing stream or royalty interests where we believe such restructuring would provide a long‑term benefit to the Company, though such restructuring may reduce near‑term revenues or result in the incurrence of transaction‑related costs. We could enter into one or more acquisition or restructuring transactions at any time.

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

If operators of properties where we hold stream and royalty interests do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, the operator may curtail, delay or cease development or operations at a mine site, or enter into bankruptcy proceedings.  An operator’s ability to raise and service sufficient capital may be affected by, among other things, macroeconomic conditions, future commodity prices of metals to be mined, or further economic volatility in the U.S. and global financial markets.  If certain of the operators of the properties on which we have stream and royalty interests suffer these material adverse effects, then our stream and royalty interests, including the value of and revenue from them, and the ability of operators to obtain debt or equity financing for the exploration, development and operation of their properties may be materially adversely affected.

Certain of the agreements governing our stream and royalty interests contain terms that reduce or cap the revenues generated from the interests.

Revenue from some of our stream and royalty interests will stop or decrease after threshold production, delivery or payment milestones are achieved.  For example, our gold stream at Pueblo Viejo decreases from 7.5% of Barrick’s interest in gold produced at Pueblo Viejo to 3.75% after 990,000 ounces of gold have been delivered. Similarly, our silver stream at Pueblo Viejo decreases from 75% of Barrick’s interest in silver produced at Pueblo Viejo to 37.50% after 50.00 million ounces of silver have been delivered. Our stream interests at Wassa and Prestea, Andacollo, and Rainy River and certain of our royalty interests at other properties are subject to similar limitations, and therefore current production and revenue results from our interests may not be indicative of future results.

Estimates of reserves and other mineralized material by the operators of mines in which we have stream and royalty interests are subject to significant revision.

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralized material, including many factors beyond our control and the control of the operators of properties in which we have stream and royalty interests. Reserve estimates for our stream and royalty interests are prepared by the operators of the mining properties. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information.

The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may cause a revision of such estimate. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about gold and other precious metal prices are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold, silver, copper, nickel or other metals also may render reserves or mineralized material containing relatively lower ore grades uneconomical to exploit. Changes in operating costs and other factors including short‑term operating factors, the processing of new or different ore grades, geotechnical characteristics and metallurgical recovery, may materially and adversely affect reserves.

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

Production estimates are prepared by the operators of mining properties. There are numerous uncertainties inherent in estimating anticipated production attributable to our stream and royalty interests, including many factors beyond our control and the control of the operators of the properties in which we have stream and royalty interests. We do not participate in the preparation or verification of production estimates and have not independently assessed or verified the accuracy of such information. The estimation of anticipated production is a subjective process and the accuracy of any such estimates is a function of the quality of available data, reliability of production history, variability in grade encountered, mechanical or other problems encountered, engineering and geological interpretation and operator judgment. Actual rates of production may be less than expected. Results of drilling, metallurgical testing and production, changes in commodity prices, and the evaluation of mine plans subsequent to the date of any estimate may cause actual production to vary materially from such estimates.

If title to mining claims, concessions, licenses or leases from governments on mine properties is not properly maintained by the operators, or is successfully challenged by third parties, our stream and royalty interests could be found to be invalid.

Our business includes the risk that operators of mining projects and holders of exploration or mining claims, tenements, concessions, licenses or other interests in land and minerals may lose their exploration or mining rights, or have their rights to explore and mine properties contested by private parties or the government. Internationally, exploration and mining tenures are subject to loss for many reasons, including expiration, failure of the holder to meet specific legal qualifications, failure to pay maintenance fees or meet expenditure or work requirements, reduction in geographic extent upon passage of time or upon conversion from an exploration tenure to a mining tenure, failure of title, expropriation and similar risks. If title to exploration or mining tenures subject to our stream and royalty interests have not been properly established or not properly maintained, or are successfully contested, our stream and royalty interests could be adversely affected.

Operations in foreign countries or other sovereign jurisdictions are subject to many risks, which could decrease our revenues.

We derived approximately 91% of our revenues from non-U.S. sources during fiscal year 2018, compared to approximately 92% in fiscal year 2017 and approximately 90% in fiscal year 2016.   Our principal producing stream and royalty interests on properties outside of the United States are located in Canada, Chile, the Dominican Republic, Ghana and Mexico.  We currently have stream and royalty interests in mines and projects in other countries, including Argentina, Australia, Bolivia, Brazil, Burkina Faso, Guatemala, Honduras, Macedonia, Nicaragua, Peru, Russia, Spain and Tunisia. Various indigenous peoples may be recognized as sovereign entities and may enforce their own laws and regulations within the United States, Canada and other countries. In addition, future acquisitions may expose us to new jurisdictions.  Our activities and those of the operators of properties on which we hold stream and royalty interests are subject to the risks normally associated with conducting business in foreign countries or within the jurisdiction of indigenous people that may be recognized as sovereign entities in the United States and elsewhere. These risks may impact or our operators, depending on the jurisdiction,  and include such things as:

•expropriation or nationalization of mining property;

•seizure of mineral production;

•exchange and currency controls and fluctuations;

•limitations on foreign exchange and repatriation of earnings;

•restrictions on mineral production and price controls;

•import and export regulations, including restrictions on the export of gold, silver, copper, nickel or other metals;

•changes in legislation and government policies, including changes related to taxation, government royalties, imports, exports, duties, currency, foreign ownership, foreign trade, foreign investment and other forms of government take, including any such changes as may be made in response to U.S. laws or foreign policies;

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

Various international and national, state and provincial laws, rules, regulations and other practices relate to the rights of indigenous peoples. Some of the properties where we hold stream and royalty interests are located in areas presently or previously inhabited or used by indigenous peoples. Many of these laws impose obligations on governments to respect the rights of indigenous people. Some mandate that governments consult with indigenous people regarding government actions which may affect indigenous people, including actions to approve or grant mining rights or permits. One or more groups of indigenous people may oppose continued operation, further development, or new development of the properties where we hold stream and royalty interests. Such opposition may be directed through legal or administrative proceedings or protests, roadblocks or other forms of public expression, and claims and protests of indigenous peoples may disrupt or delay activities of the operators of the properties. For example, the Pascua‑Lama project has been challenged by Chilean indigenous groups and other third parties. During the fourth calendar quarter of 2013, Barrick suspended construction activities at the Pascua‑Lama project, except for those activities required for environmental and regulatory compliance.  Subsequently, in the first calendar quarter of 2018, Barrick reclassified the proven and probable reserves for the Chilean portion of the project, to which our royalty interest relates, and, ultimately, suspended further development of the project, in response to sanctions by the Chilean government.

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

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials needed for operations, particularly water and power. In addition, concerns with regard to climate change in the United States and abroad have resulted in international, national and local treaties, legislation and initiatives that affect mineral exploration and production, including those intended to reduce industrial emissions and increase energy efficiency. Compliance with all such laws and regulations, treaties and initiatives (“Laws”) could increase permitting requirements, result in stricter standards and enforcement, and require significant increases in capital expenditures and operating costs by operators of properties subject to our interests. Further, breach of a Law may result in the imposition of fines and penalties or other adverse impacts on operators and their properties, which may be material. If an operator is forced to incur significant costs to comply with Laws or becomes subject to related restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access power, water or other raw materials necessary to operate a mine, or if the costs to comply with Laws materially increased the capital or operating costs on the properties where we hold streams and royalties, our revenues could be reduced, delayed or eliminated. These risks are also salient with regard to our development stage properties where permitting may not be complete and/or where new legislation and regulation could lead to delays, interruptions and significant unexpected cost burdens for mine operators. For example, Argentina passed a federal glacier protection law in 2010 that could restrict mining activities in areas on or near the nation’s glaciers. We have royalties on the Chilean side of the Pascua‑Lama project, which straddles the border between Chile and Argentina and the glacier law could impact some aspects of the design, development and operation of the project. Further, to the extent that we become subject to environmental liabilities for any historic period during which we owned or operated properties, or relative to our current ownership interests in the lease and underlying unpatented mining claims acquired at Cortez or the lease, unpatented mining claims and exploration activities associated with the Peak Gold JV, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.

Information systems and other technologies, including those related to our financial and operational management, are an integral part of our business activities. Network and information systems‑related events, such as computer hackings, cyber‑attacks, ransomware, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in damage to our property, equipment and data, affect our ability to maintain ongoing operations, and result in significant expenditures to repair or replace the damaged property or information systems, reacquire access to networks and information systems, or to protect them from similar events in the future. In addition, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems (or those of our third party service providers), including information about our company or our employees, third party information in our possession, and other data, could damage our reputation, expose us to legal liability and require us to expend significant capital and other resources to remedy any such security breach.   Despite security measures we have implemented and other measures we may implement in the future, and despite the fact that, to date, the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that these events and security breaches will not occur in the future or not have an adverse effect on our business.  Furthermore, new and evolving requirements relating to cybersecurity are applicable or may in the future apply to our business, including requirements relating to protection of personally identifiable information.  Compliance with such requirements could result in additional or increased compliance costs and exposure to legal liability.

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

Management has concluded that as of June 30, 2018, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations therein, which may be beyond our control, including, but not limited to, our dependence on operators for the calculation of royalty payments and deliveries of metal streams that translate to our revenues as discussed above in “We depend on our operators for the calculation of payments of our stream and royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments”. Given our dependence on third party calculations, there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements.

We have incurred indebtedness in connection with our business and may in the future incur additional indebtedness that could limit cash flow available for our operations, limit our ability to borrow additional funds and, if we were unable to repay our debt when due, would have a material adverse effect on our business, results of operations, cash flows and financial condition.

As of June 30, 2018, we had $370 million aggregate principal amount of our 2.875% convertible senior notes due 2019 (the “2019 Notes”) outstanding, which we incurred in June 2012. In addition, we may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes.  As of June 30, 2018, there was $1.0 billion available and no amounts outstanding under our revolving credit facility. We are also subject to the risks normally associated with debt obligations, including the risk that our cash flows may be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. We may seek additional debt or equity financing in the future.

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

In addition, the agreement governing our revolving credit facility contains, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long‑term best interests. Among other restrictions, the agreement governing our revolving credit facility contains covenants limiting our ability to make certain investments, consummate certain mergers, incur certain debt or liens and dispose of certain assets.

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

The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the Nasdaq Global Select Market were $72.04 and $24.68 for the fiscal year ended June 30, 2016,  $87.74 and $60.21 for the fiscal year ended June 30, 2017 and $94.39 and $76.15 for the fiscal year ended June 30, 2018. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

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

Certain provisions of Delaware law, our organizational documents, and the indenture governing the 2019 Notes could impede, delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions of Delaware law, our organizational documents, and the indenture governing the 2019 Notes could make it more difficult or more expensive for a third party to acquire us, even if a change of control would be beneficial to our stockholders. By default, Delaware law prohibits, subject to certain exceptions, a Delaware corporation from engaging in any business combination with any “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a period of three years following the date that the stockholder became an interested stockholder. Additionally, our certificate of incorporation and bylaws contain provisions that could similarly delay, defer or discourage a change in control of us or our management. These provisions could also discourage a proxy contest and make it more difficult for stockholders to elect directors and take other corporate actions. Such provisions provide for the following, among other things: (i) the ability of our board of directors to issue shares of common stock and preferred stock without stockholder approval, (ii) the ability of our board of directors to establish the rights and preferences of authorized and unissued preferred stock, (iii) a board of directors divided into three classes of directors serving staggered three year terms, (iv) permitting only the chairman of the board of directors, chief executive officer, president or board of directors to call a stockholders’ meeting and (v) requiring advance notice of stockholder proposals and related information. In addition, if an acquisition event constitutes a fundamental change, holders of the 2019 Notes will have the right to require us to purchase their 2019 Notes in cash. If an acquisition event constitutes a make‑whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2019 Notes in connection with such make‑whole fundamental change. These provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, which may cause the market price of our common stock to decline.

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

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  The description of our principal streams and royalties set forth below includes the location, operator, stream or royalty rate, access and any material current developments at the property.  For any reported production amounts discussed below, the Company considers reported production to relate to the amount of metal sales subject to our stream and royalty interests.  Please refer to Item 7, MD&A, for discussion on production estimates, historical production and revenue for our principal properties. The map below illustrates the location of our principal producing stage properties.

Principal Producing Properties

The Company considers both historical and future potential revenues in determining which stream and royalty interests in our portfolio are principal to our business.  Estimated future potential revenues from producing properties are based on a number of factors, including reserves subject to our stream and royalty interests, production estimates, feasibility studies, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause the Company to conclude that one or more of such stream and royalty interests are no longer principal to our business.

Currently, the Company considers the properties discussed below (listed alphabetically by stream and royalty interest) to be principal to our business.

Principal Producing Properties
Streams:
Andacollo 1
Mount Milligan 2
Pueblo Viejo 3
Wassa and Prestea 4
Royalties:
Cortez 5
Peñasquito 6

Stream Interests

Andacollo (Region IV, Chile)

RGLD Gold AG (“RGLD Gold”), a wholly-owned subsidiary of the Company, owns the right to purchase 100% of the gold produced from the Andacollo copper‑gold mine until 900,000 ounces of payable gold have been delivered, 50% thereafter.  The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased.  As of June 30, 2018, approximately 142,000 ounces of payable gold have been delivered to RGLD Gold.

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

Stream deliveries from Andacollo were approximately 51,700 ounces of gold during the fiscal year ended June 30, 2018, compared to approximately 47,900 ounces for the fiscal year ended June 30, 2017.  Teck indicated that they expect gradually declining grades to be offset largely by planned throughput improvements in the mill. The current life of mine for Andacollo is expected to continue until 2036.  Additional permitting or amendments to existing permits will be required to execute the life of mine plan.

Mount Milligan (British Columbia, Canada)

RGLD Gold owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper‑gold project in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra Gold Inc. (“Centerra”). The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased.  The cash purchase price for copper is 15% of the spot price.

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

Gold stream deliveries from Mount Milligan were approximately 78,000 ounces of gold during the fiscal year ended June 30, 2018, compared to approximately 96,000 ounces of gold during the fiscal year ended June 30, 2017.  The decrease was primarily due to the change in the gold stream rate from 52.25% to 35%.  RGLD Gold began receiving gold deliveries reflecting the lower stream percentage in April 2017.

Copper stream deliveries from Mount Milligan were approximately 10.35 million pounds of copper during the fiscal year ended June 30, 2018, compared to approximately 2.57 million pounds during the fiscal year ended June 30, 2017.  Copper stream deliveries began during our June 2017 quarter.  The decrease was also partially a result of the mill processing operations at the mine being temporarily suspended for 39 days beginning on December 27, 2017, due to insufficient water.  For the June 2018 quarter, mill throughput 47,000 tonnes per calendar day, compared to 52,000 tonnes per calendar day during the June 2017 quarter.

On December 27, 2017, Centerra temporarily suspended mill operations at Mount Milligan due to insufficient fresh water.  Centerra provided a further update on May 1, 2018 that Mount Milligan was operating at an average throughput of approximately 40,000 tonnes per day, and that once the spring snow melt is underway, throughput is expected to increase to a targeted average of 55,000 tonnes per day for the second half of the calendar year.  Our fourth quarter fiscal year 2018 results were not impacted by the temporary shutdown of the mill processing facility.  Due to the timing of shipments and deliveries of gold and copper, we expect the impact of the temporary shutdown to be reflected in Royal Gold’s first fiscal quarter 2019 results, as some of the deliveries of gold and copper that were expected in the June through August 2018 period have been deferred to a later date.

On August 1, 2018, Centerra reported that Mount Milligan continues to face potential limitations due to water supply, a situation exacerbated by minimal inflow from snow melt and less than expected precipitation experienced in calendar 2018.  Centerra announced they filed for an amendment to their environmental assessment certificate to provide additional short-term water sources through 2020, and to initiate the development of a longer term water supply plan for subsequent years.

According to Centerra, if regulatory approvals to access water sources are not received, the Mount Milligan mill would need to operate only one ball mill to conserve water and throughput would be reduced to approximately 30,000 tonnes per day for the December 2018 quarter.  In addition to these water matters, throughput in the September 2018 quarter will be reduced as a result of a recent (July 2018) 10-day unscheduled shutdown of the primary crusher for maintenance and a scheduled five-day maintenance shutdown in September 2018. Considering these factors, Centerra reduced their calendar 2018 production guidance at Mount Milligan to 175,000-195,000 payable ounces of gold and 40-47 million payable pounds of copper.  If Centerra receives approval to access short-term water sources in the fourth quarter of calendar 2018, second half calendar 2018 throughput could be increased.

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

Gold stream deliveries from Pueblo Viejo were approximately 45,400 ounces of gold during the fiscal year ended June 30, 2018, compared to approximately 52,600 ounces of gold during the fiscal year ended June 30, 2017.

Silver stream deliveries were approximately 1.89 million ounces of silver during the fiscal year ended June 30, 2018, compared to approximately 1.78 million ounces of silver during the fiscal year ended June 30, 2017.

Barrick reported a decrease in production at Pueblo Viejo during the June 2018 quarter due to lower head grade resulting from the expected decline in pit ore grades for the period and delays in transitioning to higher grade ore benches in Moore Pit Phases 5 and 6.  Lower throughput during the June 2018 quarter resulted from the first of two-annual planned autoclave and mill shutdowns.  Barrick expects production to increase in the September 2018 quarter as Pueblo Viejo transitions to higher grades in Moore Pit Phases 5 and 6.   Barrick expects September 2018 quarter throughput to remain in line with the June 2018 quarter as scheduled maintenance of the second autoclave will be completed. Barrick also anticipates higher grades at Pueblo Viejo to persist into the December 2018 quarter, with higher throughput.

Barrick is advancing prefeasibility level studies for a plant expansion at Pueblo Viejo that would increase throughput by 50% to 12 million tonnes per year, allowing the mine to maintain average annual gold production of 800,000 ounces after 2022 (on 100% basis).  The project involves the addition of a pre-oxidation heap leach pad with a capacity of eight million tonnes per year, a new mill and flotation concentrator with a capacity of four million tonnes per year, and additional tailings capacity.  The project has the potential to convert roughly seven million ounces of mineralized material to proven and probable reserves (on 100% basis).  In support of the prefeasibility study, Barrick completed the construction of a pilot pre-oxidation heap leach pad to test metallurgy and recoveries, and is now irrigating ore. Civil works for the pilot flotation circuit have also commenced, and a tender process for structural, mechanical, and electrical contracts is now underway.

Wassa and Prestea (Western Region, Ghana)

RGLD Gold owns the right to purchase 10.50% of the gold produced from the Wassa and Prestea projects, operated by Golden Star, until an aggregate 240,000 ounces have been delivered.  Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining term of the transaction.

The Wassa mine and oxide ore mill are located near the village of Akyempim in the Wassa East District, in the Western Region of Ghana, approximately 50 miles north of Cape Coast and 93 miles west of the capital Accra.  The main access to the site is from the east, via the Cape Coast to Twifo‑Praso road, then over the combined road‑rail bridge on the Pra River.  There is also an access road from Takoradi in the south via Mpohor.  An airport at Takoradi is capable of handling jet aircraft and is serviced by several commercial flights each day.

Prestea currently produces from both open pits and an underground operation producing oxide ore located in the Ashanti gold district in the central eastern section of the Western Region of Ghana, approximately 6 miles south of the town of Bogoso.  Access to the property is by commercial air carrier to Accra and then by vehicle on a paved and gravel road.

Stream deliveries from Wassa and Prestea were approximately 25,900 ounces of gold during the fiscal year ended June 30, 2018, compared to approximately 19,900 ounces of gold during the fiscal year ended June 30, 2017.  Golden Star reported that the increase in production during the current period was primarily due to improved grade and tonnes at the Wassa underground mine.  As of February 1, 2018, Wassa became an underground-only mining operation, however, stock piled ore continued to be processed throughout the current period.  At Prestea, Golden Star announced production decreased during the current period primarily due to the planned reduction from the Prestea open-pits and the slower than expected ramp-up at the Prestea underground mine.

Golden Star indicated that they remain on track to achieve their consolidated calendar year 2018 production guidance, and that they expect production to be weighted to the second half of calendar 2018.

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

(d)	Net Value Royalty (“NVR1”). This is a fixed 4.91% NVR (4.52% with respect to Crossroads) on production from the GAS Claims located on a portion of Cortez that excludes the Pipeline open pit.

We also own three other royalties in the Cortez area where there is currently no production and no reserves attributed to these royalty interests.

Production attributable to our royalty interest at Cortez increased approximately 21% when compared to the fiscal year ended June 30, 2017.  Waste stripping at Crossroads, which is subject to our NVR1 (Crossroads) and GSR2 royalty interests is currently ongoing.  Production from Crossroads, which contains 3.2 million ounces of gold, is expected to begin in late calendar 2018.

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

Gold production attributable to our royalty interest at Peñasquito decreased approximately 32% when compared to the fiscal year ended June 30, 2017 , as a result of Goldcorp’s planned transition from the higher-grade area of the Peñasco pit to lower grade ore and stockpiled material during the current period.  Zinc production attributable to our royalty interest increased approximately 10% when compared to the fiscal year ended June 30, 2017, while silver and lead production were in line with the prior year.

Goldcorp indicated that gold production during the current period was lower as a result of the planned transition from high-grade ore in Phase 5D at the bottom of the Peñasco pit, to lower grade ore from stockpiles and the remnants of Phase 5D.  Production in Phase 5D was completed during the June 2018 quarter, and equipment was refocused on accelerating stripping activities in Phase 6D and in the Chile Colorado pit.

Goldcorp reported the Peñasquito Pyrite Leach project (“PLP”) completed construction with commissioning further accelerated to the September 2018 quarter, and that the first gold is expected in the December 2018 quarter, two quarters ahead of schedule. Goldcorp further reported at the end of the June 2018 quarter that pre-commissioning activities were 45% complete, and water testing was ongoing on an area and systems basis.  During the June 2018 quarter, construction of the Carbon Pre-flotation component of the PLP was completed. This will allow Peñasquito to process ore previously considered uneconomic, including significant amounts already in stockpiles.

With the commissioning schedule of the PLP accelerated into the September 2018 quarter, Goldcorp modified the production plan for the September 2018 quarter with lower than planned mill throughput and low mill head grades, exclusively from the surface stockpile, to accommodate the commissioning of a new major circuit, which is the preferred material to be processing during the commissioning phase where lower recoveries are expected.  A resequencing to higher grades and mill tonnage in the December 2018 quarter, subsequent to the commissioning, is expected to allow the mine to meet its full year gold production objectives.  Mining activities will transition to the newly developed Chile Colorado pit in late calendar 2018 and into the higher-grade ore in Phase 6D in calendar 2019 in the Peñasco pit.

Reserve Information

Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead, cobalt and molybdenum that are subject to our stream and royalty interests as of December 31, 2017, as reported to us by the operators of the mines.  Properties are currently in production unless noted as development (“DEV”) within the table.  The exploration royalties we own do not contain proven and probable reserves as of December 31, 2017.  Please refer to pages 27-29 for the footnotes to Table 1.

Operators’ Estimated Proven and Probable Gold Reserves

As of December 31, 2017(1)

Gold(2)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average	Gold
				Tons of	Gold	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(opt)	(M)
Bald Mountain	1.75% - 2.5% NSR(7)	Kinross	United States	18.950	0.023	0.436
Cortez (Pipeline) GSR1	0.40 - 5.0% GSR(8)	Barrick	United States	46.224	0.016	0.737
Cortez (Pipeline) GSR2	0.40 - 5.0% GSR(8)	Barrick	United States	107.757	0.032	3.444
Cortez (Pipeline) GSR3	0.71% GSR	Barrick	United States	64.480	0.016	1.008
Cortez (Pipeline) NVR1	4.91% NVR	Barrick	United States	50.256	0.015	0.733
Cortez (Pipeline) NVR1C	4.52% NVR	Barrick	United States	89.441	0.035	3.173
Gold Hill(9)	1.0 - 2.0% NSR(10)	Kinross	United States	4.897	0.016	0.080
	0.6 - 0.9% NSR(11)
Goldstrike (SJ Claims)	0.9% NSR	Barrick	United States	32.600	0.087	2.828
Hasbrouck (DEV)	1.5% NSR	West Kirkland/Clover Nevada	United States	35.616	0.017	0.588
Leeville	1.8% NSR	Newmont	United States	3.193	0.253	0.809
Marigold	2.0% NSR	SSR Mining	United States	150.465	0.012	1.790
Pinson (DEV)	3.0% NSR(12)	Waterton Precious Metals Fund	United States	7.557	0.064	0.483
	2.94% NSR(13)
Robinson	3.0% NSR	KGHM	United States	84.310	0.005	0.413
Ruby Hill	3.0% NSR	Waterton Precious Metals Fund	United States	1.726	0.014	0.024
Twin Creeks	2.0% GPR	Newmont	United States	0.991	0.053	0.052
Wharf	0.0 - 2.0% GSR(14)	Coeur	United States	33.298	0.025	0.842
Back River - Goose Lake (DEV)	1.95% GSR(15)	Sabina Gold & Silver	Canada	13.623	0.184	2.503
Canadian Malartic	1.0 - 1.5% NSR(16)	Agnico Eagle/Yamana	Canada	73.208	0.030	2.191
Holt	0.00013 × quarterly avg. gold price	Kirkland Lake	Canada	4.354	0.131	0.570
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper Corp	Canada	11.509	0.011	0.124
La Ronde Zone 5 (DEV)	2.0% NSR	Agnico Eagle	Canada	6.873	0.058	0.401
Mount Milligan	35.0% of gold produced(17)	Centerra Gold	Canada	522.282	0.010	5.216
Pine Cove (DEV)	7.5% NPI	Anaconda Mining	Canada	0.979	0.037	0.036
Rainy River	6.5% of gold produced(18)	New Gold	Canada	131.964	0.033	4.418
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.006	5.775
Williams	0.97% NSR	Barrick	Canada	18.017	0.059	1.068
Dolores	3.25% NSR	Pan American	Mexico	56.218	0.025	1.401
Mulatos	1.0 - 5.0% NSR(19)	Alamos	Mexico	54.962	0.034	1.888
Peñasquito(20)	2.0% NSR - Sulfide and Oxide	Goldcorp	Mexico	578.438	0.016	8.950
Andacollo	100% of gold produced(21)	Teck	Chile	366.739	0.003	1.212
El Toqui	0.0 - 3.0% NSR(22)	Laguna Gold	Chile	2.326	0.045	0.105
La Fortuna (DEV)	1.4% NSR(23)	Goldcorp	Chile	198.103	0.013	2.674
Don Mario	3.0% NSR	Orvana	Bolivia	0.941	0.078	0.074
Don Nicolas (DEV)	2.0% NSR	Compañía Inversora en Minas	Argentina	1.327	0.148	0.196
Pueblo Viejo	7.5% of gold produced(24)	Barrick (60%)	Dominican Republic	89.683	0.081	7.224
El Limon	3.0% NSR	B2Gold	Nicaragua	0.904	0.122	0.110
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.089	0.675
Mara Rosa (DEV)	1.0% NSR and 1.75% NSR	Amarillo Gold	Brazil	20.955	0.048	0.998
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.002	0.001
Gwalia Deeps	1.5% NSR	St . Barbara	Australia	12.267	0.199	2.439
Jaguar Nickel (DEV)	1.5% NSR	CopperChem	Australia	1.323	0.008	0.010
Kundip (DEV)	1.0 - 1.5% GV(25)	ACH Minerals	Australia	3.097	0.099	0.307
Meekatharra (Nannine)	1.5% NSR	Westgold Resources	Australia	0.047	0.047	0.002
Meekatharra (Paddy’s Flat)	1.5% NSR	Westgold Resources	Australia	4.445	0.092	0.409
	A$10 per gold ounce produced(26)
Meekatharra (Reedys)	1.5%. 1.5 - 2.5%. 1% NSR(27)	Westgold Resources	Australia	0.641	0.091	0.058
Meekatharra (Yaloginda)	0.45% NSR	Westgold Resources	Australia	4.415	0.024	0.105
Red Dam (DEV)	2.5% NSR	Evolution Mining	Australia	1.764	0.063	0.111
South Laverton	1.5% NSR	Saracen	Australia	16.303	0.074	1.210
Southern Cross	1.5% NSR	Shandong Tianye	Australia	9.639	0.099	0.959
Ulysses (DEV)	1.5% NSR	Genesis Minerals	Australia	0.082	0.119	0.010
Inata	2.5% GSR	Balaji Group	Burkina Faso	6.352	0.540	0.340
Taparko(28)	2.0% GSR	Nord Gold	Burkina Faso	6.504	0.074	0.483
Wassa and Prestea	10.5% of gold produced(29)	Golden Star Resources	Ghana	22.783	0.074	1.693

Operators’ Estimated Proven and Probable Silver Reserves

As of December 31, 2017(1)

Silver(30)
				PROVEN +		RESERVES
				PROBABLE		(3)(4)(5)
					Average	Silver
				Tons of	Silver	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(opt)	(M)
Gold Hill	1.0 - 2.0% NSR(10)	Kinross	United States	4.897	0.251	1.230
	0.6 - 0.9% NSR(11)
Hasbrouck (DEV)	1.5% NSR	West Kirkland/Clover Nevada	United States	35.616	0.297	10.569
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper Corp	Canada	11.509	1.009	11.618
Rainy River	60% of silver produced	New Gold	Canada	131.964	0.097	12.775
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.050	51.895
Dolores	2.0% NSR	Pan American	Mexico	56.218	0.820	46.100
Peñasquito(21)	2.0% NSR - Sulfide and Oxide	Goldcorp	Mexico	578.438	0.094	545.560
El Toqui	0.0 - 3.0% NSR(22)	Laguna Gold	Chile	2.326	0.588	1.367
Don Mario	3.0% NSR	Orvana	Bolivia	0.941	0.079	0.075
Don Nicolas (DEV)	2.0% NSR	Compañía Inversora en Minas	Argentina	1.327	0.302	0.401
Pueblo Viejo	75% of silver produced(24)	Barrick (60%)	Dominican Republic	89.683	0.508	45.521
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.156	1.185
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.498	0.380
Jaguar Nickel (DEV)	1.5% NSR	CopperChem	Australia	1.323	2.268	3.000

Operators’ Estimated Proven and Probable Base Metal Reserves

As of December 31, 2017(1)

Copper(31)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Robinson	3.0% NSR	KGHM	United States	84.310	0.411%	692.343
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper Corp	Canada	11.509	2.010%	462.678
Mount Milligan	18.75% of copper produced(18)	Centerra Gold	Canada	522.282	0.187%	1,955.000
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.271%	5,630.715
Voisey’s Bay	2.7% NSR	Vale	Canada	35.715	0.963%	688.195
Don Mario	3.0% NSR	Orvana	Bolivia	0.941	0.199%	3.745
La Fortuna (DEV)	1.4% NSR(23)	Goldcorp	Chile	198.103	0.494%	1,959.099
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	2.130%	32.466
Jaguar Nickel (DEV)	1.5% NSR	CopperChem	Australia	1.323	0.417%	11.023
Las Cruces	1.5% NSR	First Quantum	Spain	4.740	4.549%	431.202

Lead(32)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Peñasquito(20)	2.0% NSR - Sulfide	Goldcorp	Mexico	567.712	0.315%	3,560.010
El Toqui	0.0 - 3.0% NSR(23)	Laguna Gold	Chile	2.326	0.594%	27.635
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.517%	7.879

Zinc(33)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper Corp	Canada	11.509	3.190%	734.300
Peñasquito(20)	2.0% NSR - Sulfide	Goldcorp	Mexico	567.712	0.674%	7,710.370
El Toqui	0.0 - 3.0% NSR(22)	Laguna Gold	Chile	2.326	7.233%	336.480
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	1.921%	29.274
Jaguar Nickel (DEV)	1.5% NSR	CopperChem	Australia	1.323	6.250%	165.347

Nickel(34)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
				Tons of	Average	Base Metal
				Ore	Base Metal	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	Grade (%)	(M)
Voisey’s Bay	2.7% NSR	Vale	Canada	35.715	2.130%	1,521.586

COBALT(35)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Voisey’s Bay	2.7% NSR	Vale	Canada	35.715	0.130%	92.859

MOLYBDENUM(36)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.018%	373.34

1.

Reserves have been reported by the operators of record as of December 31, 2017, with the exception of the following properties: South Laverton – June 30, 2018; Don Mario – September 30, 2017; Gwalia Deeps, Jaguar Nickel, Meekatharra  (Nannine, Paddy's Flat, Reedys and Yaloginda),  Peñasquito – June 30, 2017;  Mara Rosa - March 7, 2017; Bald Mountain, Gold Hill, Holt, Inata, Robinson and Southern Cross - December 31, 2016; Ulysses - August 30, 2016; El Toqui, Red Dam - December 31, 2015; Back River - August 15, 2015; Hasbrouck Mountain – June 3, 2015; La Fortuna, La India, Pinson and Ruby Hill – December 31, 2014; Kundip - June 30, 2014; Schaft Creek – December 31, 2012; Don Nicolas – December 31, 2011; Balcooma – June 30, 2011; Kutcho Creek – February 15, 2011.

2.

Gold reserves were calculated by the operators at the following per ounce prices: A$1,600 - Southern Cross, South Laverton and Ulysses; A$1,550  – Meekatharra (Nannine, Paddy's Flat, Reedys and Yaloginda); C$1,600 – Pine Cove; $1,450 – Kundip; $1,366 – Schaft Creek; A$1,350 – Gwalia;  A$1,310 – Red Dam; $1,300 – Dolores, La Fortuna and Pinson; $1,275 - Rainy River; $1,250 – Andacollo, Back River, Don Mario, El Limon, Holt, Inata, La India, Marigold, Mount Milligan, Mulatos, Robinson, Taparko, Wassa and Prestea and Wharf; $1,225 - Hasbrouck Mountain; $1,200 –  Bald Mountain, Canadian Malartic, Cortez El Toqui, Gold Hill, Goldstrike, Leeville, Mara Rosa, Peñasquito, Pueblo Viejo, Twin Creek and Williams; and $1,100 –  Don Nicolas, La Ronde Zone 5 and  Ruby Hill.  No gold price was reported for Balcooma, Jaguar Nickel or Kutcho Creek.

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

5.

The reserves reported are either estimates received from the various operators or are based on documentation material provided to Royal Gold or which is derived from recent publicly available information from the operators of the various properties or various recent National Instrument 43-101 or JORC Code reports filed by operators.  Accordingly, Royal Gold is not able to reconcile the reserve estimates prepared in reliance on National Instrument 43-101 or JORC Code with definitions of the U.S. Securities and Exchange Commission.

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

9.	The royalty is capped at $10 million. As of June 30, 2018, royalty payments of approximately $6.4 million have been received.
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
13.

Additional Rayrock royalties apply to Sections 28, 32 and 33; these royalty rates vary depending on pre-existing royalties. The Rayrock royalties take effect once 200,000 ounces of gold have been produced from open pit mines on the property. As of June 30, 2018, approximately 103,000 ounces have been produced.

14.	GSR sliding-scale schedule (price of gold per ounce – royalty rate): $0.00 to under $350 – 0.0%; $350 to under $400 – 0.5%; $400 to under $500 – 1.0%; $500 or higher – 2.0%.
15.	Goose Lake royalty applies to production above 400,000 ounces.
16.	NSR sliding-scale schedule (price of gold per ounce – royalty rate): $0.00 to $350 – 1.0%; above $350 – 1.5%.
17.

Centerra Gold will deliver 35% of gold produced and 18.75% of copper produced. The purchase price for gold is equal to the lesser of $435 per ounce delivered or the prevailing spot price and the purchase price for copper is 15% of the spot price per metric tonne delivered.

18.

New Gold will deliver: (a) gold in amounts equal to 6.50% of gold produced until 230,000 ounces have been delivered, and 3.25% of gold produced thereafter, and (b) silver in amounts equal to 60% of silver produced until 3.10 million ounces have been delivered, and 30% of silver produced thereafter, in each case at a purchase price equal to 25% of the spot price per ounce delivered.

19.

The royalty is subject to a 2.0 million ounce cap on gold production. There have been approximately 1.88 million ounces of cumulative production as of June 30, 2018. NSR sliding-scale schedule (price of gold per ounce – royalty rate): $0.00 to $299.99 – 1.0%; $300 to $324.99 – 1.50%; $325 to $349.99 – 2.0%; $350 to $374.99 – 3.0%; $375 to $399.99 – 4.0%; $400 or higher – 5.0%.

20.	Operator reports reserves by material type. The sulfide material will be processed by milling. The oxide material will be processed by heap leaching.

21.

Teck will deliver gold in amounts equal to 100% of payable gold until 900,000 ounces have been delivered, and 50% of payable gold thereafter, subject to a fixed payable percentage of 89%, at a purchase price equal to 15% of the monthly average gold price for the month preceding the delivery date for each ounce delivered.

22.

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

25.	Royalty pays 1.0% for the first 250,000 ounces of production and then 1.5% for production above 250,000 ounces.
26.	The A$10 per ounce royalty applies on production above 50,000 ounces.
27.

The 1.5% to 2.5% NSR sliding-scale royalty pays at a rate of 1.5% for the first 75,000 ounces produced in any 12 month period and at a rate of 2.5% on production above 75,000 ounces during that 12 month period. The 1.0% NSR royalty applies to the Rand area only.

28.

There is a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

29.

As of January 1, 2018, Golden Star will deliver 10.5% of gold produced. The purchase price for gold ounces delivered is 20% of the spot price until 240,000 ounces have been delivered, and thereafter the stream percentage decreases to 5.5% of gold produced at a purchase price equal to 30% of the spot price.

30.

Silver reserves were calculated by the operators at the following prices per ounce:   $25.96 – Schaft Creek; $25.00 – Don Nicolas; $20.00 – Gold Hill; $18.50 – Dolores; $18.00 – El Toqui and Peñasquito; $17.50 – Hasbrouck Mountain; $17.00 – Don Mario and Rainy River; and $16.50 – Pueblo Viejo.  No silver price was reported for Balcooma, Jaguar Nickel or Kutcho Creek

31.

Copper reserves were calculated by the operators at the following prices per pound:  $3.52 – Schaft Creek; $3.00 – Andacollo, La Fortuna and Mount Milligan; $2.95 – Robinson; $2.76 – Voisey's Bay; $2.75 – Las Cruces; and $2.50 –  Don Mario.  No copper reserve price was reported for Balcooma, Jaguar Nickel or Kutcho Creek.

32.	Lead reserves were calculated by the operators at the following prices per pound: $0.91 – El Toqui; and $0.90 – Peñasquito. No lead reserve price was reported for Balcooma.
33.

Zinc reserves were calculated by the operators at the following prices per pound: $1.05 – Peñasquito; and $0.95 – El Toqui.  No zinc reserve price was reported for Balcooma, Jaguar Nickel or Kutcho Creek.

34.	Nickel reserve price was calculated by the operator at the following price per pound: $5.31 – Voisey's Bay.
35.	Cobalt reserve price was calculated by the operator at the following price per pound: $18.37 – Voisey's Bay.
36.	Molybdenum reserve price was calculated by the operator at the following price per pound: $15.30 – Schaft Creek.

ITEM 3.   LEGAL PROCEEDINGS

Refer to Note 14 of the notes to consolidated financial statements for a discussion on litigation associated with our Voisey’s Bay royalty.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Current Stockholders

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “RGLD”.  The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on Nasdaq for each quarter since July 1, 2016.

As of August 1, 2018, there were 762 stockholders of record of our common stock.

		Sales Prices
Fiscal Year:		High	Low
2018	First Quarter (July, Aug., Sept.—2017)	$94.39	$76.15
	Second Quarter (Oct., Nov., Dec.—2017)	$90.13	$78.25
	Third Quarter (Jan., Feb., Mar.—2018)	$90.51	$78.78
	Fourth Quarter (April, May, June—2018)	$93.50	$85.15

2017	First Quarter (July, Aug., Sept.—2016)	$87.74	$71.67
	Second Quarter (Oct., Nov., Dec.—2016)	$79.50	$60.21
	Third Quarter (Jan., Feb., Mar.—2017)	$73.16	$61.00
	Fourth Quarter (April, May, June—2017)	$81.29	$67.10

Dividends

We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold and other metal prices, economic market conditions and funding requirements for future opportunities or operations.

For calendar year 2018, our annual dividend is $1.00 per share of common stock.  We paid the first payment of $0.25 per share on January 19, 2018, to common stockholders of record at the close of business on January 5, 2018.  We paid the second payment of $0.25 per share on April 30, 2018, to common stockholders of record at the close of business on April 6, 2018.  We paid the third payment of $0.25 per share on July 20, 2018, to common stockholders of record at the close of business on July 6, 2018.  Subject to board approval, we anticipate paying the fourth payment of $0.25 per share on October 19, 2018, to common shareholders of record at the close of business on October 6, 2018.

For calendar year 2017, our annual dividend was $0.96 per share of common stock, paid on a quarterly basis of $0.24 per share. For calendar year 2016, our annual dividend was $0.92 per share of common stock, paid on a quarterly basis of $0.23 per share.

ITEM 6.   SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except per share data)
Revenue(1)	$459,042	$440,814	$359,790	$278,019	$237,162
Operating (loss) income(2)	$(74,535)	$145,942	$4,816	$87,235	$108,720
Net (loss) income	$(119,351)	$92,425	$(82,438)	$52,678	$63,472
Net (loss) income available to Royal Gold common stockholders	$(113,134)	$101,530	$(77,149)	$51,965	$62,641
Net (loss) income per share available to Royal Gold common stockholders:
Basic	$(1.73)	$1.55	$(1.18)	$0.80	$0.96
Diluted	$(1.73)	$1.55	$(1.18)	$0.80	$0.96
Dividends declared per common share(3)	$0.99	$0.95	$0.91	$0.87	$0.83

	As of June 30,
	2018	2017	2016	2015	2014
	(Amounts in thousands)
Stream and royalty interests, net	$2,501,117	$2,892,256	$2,848,087	$2,083,608	$2,109,067
Total assets	$2,682,016	$3,094,065	$3,069,729	$2,914,474	$2,882,316
Debt	$351,027	$586,170	$600,685	$313,869	$302,632
Total liabilities	$540,747	$773,801	$783,844	$503,981	$509,759
Total Royal Gold stockholders’ equity	$2,102,167	$2,275,377	$2,229,016	$2,353,122	$2,354,725

(1)

Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 4% increase in revenue during fiscal year 2018 when compared to fiscal year 2017 and the 23% increase in revenue during fiscal year 2017 when compared to fiscal year 2016.

(2)

Please refer to Note 4 of the notes to consolidated financial statements for discussion on the impairment recognized at Pascua-Lama, which was attributable for the operating loss during our fiscal year 2018.

(3)

The 2018, 2017, 2016, 2015 and 2014 calendar year dividends were $1.00, $0.96, $0.92, $0.88 and $0.84, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

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

We manage our business under two segments:

Acquisition and Management of Stream Interests— A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of June 30, 2018, we owned stream interests on five producing properties and one development stage property.  Our stream interests accounted for approximately 71% of our total revenue for the fiscal years ended June 30, 2018 and 2017.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests— Royalties are non‑operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2018, we owned royalty interests on 34 producing properties, 21 development stage properties and 130 exploration stage properties, of which we consider 53 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 29% of our total revenue for the fiscal years ended June 30, 2018 and 2017.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold JV, we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.  Refer to Note 2 of our notes to consolidated financial statements for further discussion on the Peak Gold JV.

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

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver and copper, together with the amounts of production from our producing stage stream and royalty interests.  For the fiscal years ended June 30, 2018,  2017 and 2016, gold, silver, and copper price averages and percentage of revenue by metal were as follows:

	Fiscal Year ended
	June 30, 2018		June 30, 2017		June 30, 2016
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,297	77%	$1,259	85%	$1,168	88%
Silver ($/ounce)	$16.72	9%	$17.88	8%	$15.32	3%
Copper ($/pound)	$3.06	11%	$2.44	5%	$2.22	4%
Other	N/A	3%	N/A	2%	N/A	5%

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2018

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2018.  The following table shows such production estimates for our principal producing properties for calendar 2018 as well as the actual production reported to us by the various operators through June 30, 2018.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing and development properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2018

Principal Producing Properties

	Calendar 2018 Operator’s Production Estimate			Calendar 2018 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	66,700			27,100
Mount Milligan(4)	175,000 - 195,000			75,900
Copper			40 - 47 million			22.6 million
Pueblo Viejo(5)	585,000 - 615,000	Not provided		264,000	Not provided
Wassa and Prestea	230,000 - 255,000			118,800
Royalty:
Cortez GSR1	48,300			22,200
Cortez GSR2	2,200			600
Cortez GSR3	50,500			22,800
Cortez NVR1	31,600			13,500
Peñasquito(6)	310,000	Not provided		171,000	9.6 million
Lead			160 million			53.8 million
Zinc			300 million			166.2 million

(1)

Production estimates received from our operators are for calendar 2018. There can be no assurance that production estimates received from our operators will be achieved.  Please refer to our cautionary language regarding forward‑looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2018 through June 30, 2018, unless otherwise noted.
(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.
(4)	The estimated and actual production figures shown for Mount Milligan are payable gold in concentrate.
(5)	The estimated and actual production figures shown are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo. The operator did not provide estimated and actual silver production.
(6)	The estimated and actual gold production figures shown for Peñasquito are payable gold in concentrate. The operator did not provide estimated annual silver production.

Historical Production

The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our stream and royalty interests, as reported to us by the operators of the mines:

Historical Production(1) by Stream and Royalty Interest

Principal Producing Properties

For the Fiscal Years Ended June 30, 2018,  2017 and 2016

Stream/Royalty	Metal	2018		2017		2016
Stream:
Mount Milligan	Gold	77,700	oz.	103,400	oz.	108,800	oz.
	Copper	10.35	Mlbs.	2.57	Mlbs.	N/A
Andacollo	Gold	44,400	oz.	47,800	oz.	41,600	oz.
Pueblo Viejo	Gold	49,200	oz.	50,700	oz.	31,200	oz.
	Silver	1.88	Moz.	1.56	Moz.	208,900	oz.
Wassa and Prestea	Gold	23,000	oz.	20,300	oz.	20,100	oz.
Royalty:
Peñasquito	Gold	375,800	oz.	556,300	oz.	584,000	oz.
	Silver	20.89	Moz.	20.71	Moz.	21.38	Moz.
	Lead	122.15	Mlbs.	125.21	Mlbs.	134.21	Mlbs.
	Zinc	348.48	Mlbs.	317.77	Mlbs.	332.98	Mlbs.
Cortez GSR1	Gold	76,300	oz.	62,900	oz.	62,600	oz.
Cortez GSR2	Gold	1,400	oz.	1,300	oz.	11,400	oz.
Cortez GSR3	Gold	77,700	oz.	64,200	oz.	74,000	oz.
Cortez NVR1	Gold	42,100	oz.	32,600	oz.	52,100	oz.

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

Acquisition costs of production stage stream and royalty interests are depleted using the units of production method over the life of the mineral property (as stream sales occur or royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator.  Acquisition costs of stream and royalty interests on development stage mineral properties, which are not yet in production, are not depleted until the property begins production.  Acquisition costs of stream or royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not depleted.  At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is depleted over the remaining life of the mineral property, using proven and probable reserves.  Exploration costs are expensed when incurred.

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

Estimates of gold, silver, copper, and other metal prices, operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties.  It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests.  Refer to Note 4 of the notes to consolidated financial statements for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2018,  2017 and 2016.

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

Refer to Note 2 of the notes to consolidated financial statements for discussion on recently issued Accounting Standards Update (“ASU”) guidance for the recognition of revenue from contracts with customers effective for the Company’s fiscal year beginning July 1, 2018.

Metal Sales

Gold, silver and copper received under our metal streaming agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts.  The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between 10 days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales policy in effect at the time) commencing shortly after receipt and purchase of the metal.  Temporary modifications may be made to our metal sales policy from time to time as required to meet the needs of the Company.  Revenue from gold, silver and copper sales is recognized on the date of the settlement, which is also the date that title to the metal passes to the purchaser.

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

Exploration Costs

Exploration costs are specific to our Peak Gold JV for exploration and advancement of the Peak Gold project as discussed further in Note 2 of our notes to consolidated financial statements.  Exploration costs associated with the exploration and advancement of Peak Gold are expensed when incurred.

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

Liquidity and Capital Resources

Overview

At June 30, 2018, we had current assets of $125.8 million compared to current liabilities of $51.4 million resulting in a working capital of $74.4 million and a current ratio of 2 to 1.  This compares to current assets of $143.6 million and current liabilities of $34.3 million at June 30, 2017, resulting in a working capital of $109.3 million and a current ratio of approximately 4 to 1.  The decrease in our current ratio primarily resulted from a decrease in our income tax receivable due to a tax refund received from a foreign taxing authority of approximately $21 million during the current year.

During the fiscal year ended June 30, 2018, liquidity needs were met from $375.2 million in net revenue and our available cash resources.  During our fiscal year ended June 30, 2018, the Company repaid the remaining $250 million outstanding under the revolving credit facility.  As of June 30, 2018, the Company had the full $1.0 billion available under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $1.1 billion of total liquidity at June 30, 2018.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

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

Recent Liquidity and Capital Resource Development

Dividend Increase

On November 15, 2017, we announced an increase in our annual dividend for calendar 2018 from $0.96 to $1.00, payable on a quarterly basis of $0.25 per share.  The newly declared dividend is 4.2% higher than the dividend paid during calendar 2017.  Royal Gold has steadily increased its annual dividend since calendar 2001.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $328.8 million for the fiscal year ended June 30, 2018, compared to $266.9 million for the fiscal year ended June 30, 2017.  The increase was primarily due to an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $23.0 million and a tax refund received from a foreign taxing authority of approximately $21 million.

Net cash provided by operating activities totaled $266.9 million for the fiscal year ended June 30, 2017, compared to $169.3 million for the fiscal year ended June 30, 2016.  The increase was primarily due to an increase in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $56.5 million.  The increase was also due to a decrease in income taxes paid of approximately $49.2 million, which resulted from $47.7 million of cash taxes paid for the termination of the Andacollo royalty during fiscal year 2016, partially offset by $9.7 million of cash taxes paid to taxing authorities, as a condition for appealing an assessment, during the fiscal year ended June 30, 2017.

Investing Activities

Net cash used in investing activities totaled $10.6 million for the fiscal year ended June 30, 2018, compared to cash used in investing activities of $200.1 million for the fiscal year ended June 30, 2017.  The decrease in cash used in investing activities is due to a decrease in acquisitions of stream and royalty interests in mineral properties when compared to the prior fiscal year.

Net cash used in investing activities totaled $200.1 million for the fiscal year ended June 30, 2017, compared to $1.0 billion for the fiscal year ended June 30, 2016.  The decrease in cash used in investing activities is primarily due to a decrease in acquisitions of stream and royalty interests in mineral properties compared to fiscal year ended June 30, 2016 (primarily the Pueblo Viejo and Andacollo stream acquisitions).

Financing Activities

Net cash used in financing activities totaled $315.3 million for the fiscal year ended June 30, 2018, compared to cash used in financing activities of $97.5 million for the fiscal year ended June 30, 2017.  The increase in cash used in financing activities is primarily due to increased repayment of amounts outstanding under our revolving credit facility when compared to the prior fiscal year.

Net cash used in financing activities totaled $97.5 million for the fiscal year ended June 30, 2017, compared to cash provided by financing activities of $214.0 million for the fiscal year ended June 30, 2016. The decrease in cash provided by financing activities is primarily due to the Company’s $350 million borrowing under its revolving credit facility to fund stream acquisitions during fiscal year 2016.  During the fiscal year ended June 30, 2017, the Company repaid $95.0 million of the outstanding borrowings under the revolving credit facility.

Contractual Obligations

Our contractual obligations as of June 30, 2018, are as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
2019 Notes(1)	$380,638	$380,638	$—	$—	$—

(1)	Amounts represent principal ($370 million) and estimated interest payments ($10.6 million) assuming no early extinguishment.

For information on our contractual obligations, see Note 5 of the notes to consolidated financial statements.  The above table does not include stream commitments as discussed in Note 14 of the notes to consolidated financial statements.  The Company believes it will be able to fund all current obligations from net cash provided by operating activities.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements.

Results of Operations

Fiscal Year Ended June 30, 2018, Compared with Fiscal Year Ended June 30, 2017

For the fiscal year ended June 30, 2018, we recorded a net loss attributable to Royal Gold stockholders of $113.1 million, or $1.73 per basic share and diluted share, as compared to net income attributable to Royal Gold stockholders of $101.5 million, or $1.55 per basic and diluted share, for the fiscal year ended June 30, 2017.  The decrease in our earnings per share was attributable to impairment charges of approximately $239.4 million primarily on our royalty interest at Pascua-Lama, as discussed further in Note 4 of our notes to consolidated financial statements, during the three months ended March 31, 2018.  This decrease was partially offset by an increase in our revenue, which is discussed below.  The effect of the impairment charges during the current year, was $2.68 per basic share, after taxes.  The decrease in our earnings per share was also attributable to an increase in our income tax expense due to the impacts of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.  The combined effect of the Act and the non-cash functional currency election for income tax purposes was additional income tax expense of approximately $30.7 million and $18.3 million, respectively,  or $0.47 and $0.25 per basic share, respectively, during the current period.  Refer to “Item 1, Recent Business Developments” and Note 7 of our notes to consolidated financial statements for further discussion on the Act.

For the fiscal year ended June 30, 2018, we recognized total revenue of $459.0 million, which is comprised of stream revenue of $324.5 million and royalty revenue of $134.5 million, at an average gold price of $1,297 per ounce, an average silver price of $16.72 per ounce and an average copper price of $3.06 per pound, compared to total revenue of $440.8 million, which is comprised of stream revenue of $314.0 million and royalty revenue of $126.8 million, at an average gold price of $1,259 per ounce, an average silver price of $17.88 per ounce and an average copper price of $2.44 per pound, for the fiscal year ended June 30, 2017.

Revenue and the corresponding production, attributable to our stream and royalty interests, for the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Fiscal Years Ended June 30, 2018 and 2017

(In thousands, except reported production in ozs. and lbs.)

		Year Ended			Year Ended
		June 30, 2018			June 30, 2017
			Reported				Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue		Production(1)
Stream(2):
Mount Milligan		$133,534				$136,736
	Gold		77,700	oz.			103,400	oz.
	Copper		10.35	Mlbs.			2.57	Mlbs.
Pueblo Viejo		$95,055				$91,589
	Gold		49,200	oz.			50,700	oz.
	Silver		1.88	Moz.			1.56	Moz.
Andacollo	Gold	$57,413	44,400	oz.		$60,251	47,800	oz.
Wassa and Prestea	Gold	$29,804	23,000	oz.		$25,435	20,300	oz.
Other(4)	Various	$8,710	N/A		$	N/A	N/A
Total stream revenue		$324,516				$314,011

Royalty(2):
Peñasquito		$25,886				$26,687
	Gold		375,800	oz.			556,300	oz.
	Silver		20.89	Moz.			20.71	Moz.
	Lead		122.15	Mlbs.			125.21	Mlbs.
	Zinc		348.48	Mlbs.			317.77	Mlbs.
Cortez	Gold	$8,155	77,700	oz.		$6,504	64,200	oz.
Other(4)	Various	$100,485	N/A			$93,612	N/A
Total royalty revenue		$134,526				$126,803
Total revenue		$459,042				$440,814

(1) Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the twelve months ended June 30, 2018 and 2017, and may differ from the operators’ public reporting.

(2) Refer to Item 2, Properties, for further discussion on our principal stream and royalty interests.
(3) The first gold and silver stream deliveries began during the December 2017 quarter.
(4) Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the fiscal year ended June 30, 2018, compared with the fiscal year ended June 30, 2017, resulted primarily from an increase in our stream revenue and an increase in the average gold and copper prices.  The increase in our stream revenue was primarily attributable to new gold and silver production from our Rainy River stream, an increase in gold sales at Wassa and Prestea and increased copper sales at Mount Milligan, partially offset by lower gold sales at Mount Milligan and Andacollo.  Silver deliveries from Rainy River began during our December 2017 quarter with silver sales beginning in the March 2018 quarter.  Copper deliveries from Mount Milligan began during our June 2017 quarter.

Gold and silver ounces and copper pounds purchased and sold during the fiscal years ended June 30, 2018 and 2017, as well as gold, silver and copper in inventory as of June 30, 2018 and 2017, for our streaming interests were as follows:

	Year Ended		Year Ended		As of	As of
	June 30, 2018		June 30, 2017		June 30, 2018	June 30, 2017
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	78,000	77,700	96,000	103,400	300	100
Andacollo	51,700	44,400	47,900	47,800	7,400	100
Pueblo Viejo	45,400	49,200	52,600	50,700	9,200	12,900
Wassa and Prestea	25,900	23,000	19,900	20,300	3,900	1,000
Rainy River	6,800	5,900	—	—	800	—
Total	207,800	200,200	216,400	222,200	21,600	14,100

	Year Ended		Year Ended		As of	As of
	June 30, 2018		June 30, 2017		June 30, 2018	June 30, 2017
Silver Stream	Purchases (Moz.)	Sales (Moz.)	Purchases (Moz.)	Sales (Moz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1.89	1.88	1.78	1.56	540,200	536,800
Rainy River	0.08	0.06	—	—	32,300	—
Total	1.97	1.94	1.78	1.56	572,500	536,800

	Year Ended		Year Ended		As of	As of
	June 30, 2018		June 30, 2017		June 30, 2018	June 30, 2017
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	10.35	10.35	2.57	2.57	—	—

Our royalty revenue increased during the fiscal year ended June 30, 2018, compared with the fiscal year ended June 30, 2017,  primarily due to an increase in the average gold and copper prices and increased gold production at Cortez.  Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

Cost of sales were approximately $83.8 million for the fiscal year ended June 30, 2018, compared to $87.3 million for the fiscal year ended June 30, 2017.  The decrease was primarily due to decreased gold sales from Mount Milligan and Andacollo.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

General and administrative expenses increased to $35.5 million for the fiscal year ended June 30, 2018, from $33.4 million for the fiscal year ended June 30, 2017.  The increase during the current period was primarily due to an increase in legal and litigation costs.

Exploration costs decreased to $8.9 million for the fiscal year ended June 30, 2018, from $12.9 million for the fiscal year ended June 30, 2017.  Exploration costs are specific to the exploration and advancement of the Peak Gold JV, as discussed further in Note 2 of the notes to consolidated financial statements.

Depreciation, depletion and amortization expense increased to $163.7 million for the fiscal year ended June 30, 2018, from $159.6 million for the fiscal year ended June 30, 2017.  The increase was primarily attributable to increased gold sales from our Wassa and Prestea gold stream.

Impairment of royalty and stream interests was $239.4 million for the fiscal year ended June 30, 2018.  The impairment of royalty interests was the result of our regular impairment analysis conducted during the three months ended March 31, 2018, and was primarily due to the presence of impairment indicators on our royalty interest at Pascua-Lama.  Refer to Note 4 of our notes to consolidated financial statements for further discussion on our impairment analysis and results.

Interest and other income decreased to $4.2 million for the fiscal year ended June 30, 2018, from $9.3 million for the fiscal year ended June 30, 2017.  The decrease was primarily due to a gain recognized ($3.4 million) on consideration received as part of the termination of our Phoenix Gold Project streaming interest during the prior period.  Refer to Note 4 of our notes to consolidated financial statements for discussion on the Phoenix Gold Project restructuring during the prior period.  The decrease in interest and other income was also due to consideration received as part of a legal settlement and termination of a non-principal royalty of approximately $2.8 million during the prior period.

Interest and other expense decreased to $34.2 million for the fiscal year ended June 30, 2018, from $36.4 million for the fiscal year ended June 30, 2017.  The decrease was primarily attributable to lower interest expense as a result of a decrease in amounts outstanding under our revolving credit facility.  The Company repaid the remaining $250 million outstanding under the revolving credit facility during fiscal year 2018.

During the fiscal year ended June 30, 2018, we recognized income tax expense totaling $14.8 million compared with $26.4 million during the fiscal year ended June 30, 2017.  This resulted in an effective tax rate of (14.1%) during the current period, compared with 22.2% in the prior period.  The increase in the effective tax rate for the fiscal year ended June 30, 2018 is primarily attributable to the effects of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.  Refer to “Item 1, Recent Business Developments” and Note 10 of our notes to consolidated financial statements for further discussion on the Act.

Fiscal Year Ended June 30, 2017, Compared with Fiscal Year Ended June 30, 2016

For the fiscal year ended June 30, 2017, we recorded net income attributable to Royal Gold stockholders of $101.5 million, or $1.55 per basic and diluted share, as compared to a net loss attributable to Royal Gold stockholders of $77.1 million, or $1.18 per basic and diluted share, for the fiscal year ended June 30, 2016.  The increase in our earnings per share was primarily attributable to an increase in our revenue during fiscal 2017, as discussed below, impairment charges of approximately $99.0 million (including a royalty receivable write down of approximately $2.9 million) on our stream interest at the Phoenix Gold Project and certain other non-principal royalty interests during fiscal 2016, and the impact of $56 million of additional tax expense in fiscal year 2016 related to the termination of the Andacollo royalty interest and the liquidation of our Chilean subsidiary.  The effect of the impairment charges during the fiscal year ended June 30, 2016, was $1.33 per basic share, after taxes.  The effect of the tax expense attributable to the termination of the Andacollo royalty interest during the fiscal year ended June 30, 2016, was $0.86 per share.

For the fiscal year ended June 30, 2017, we recognized total revenue of $440.8 million, which is comprised of stream revenue of $314.0 million and royalty revenue of $126.8 million, at an average gold price of $1,259 per ounce, an average silver price of $17.88 per ounce and an average copper price of $2.40 per pound, compared to total revenue of $359.8 million, which is comprised of stream revenue of $238.0 million and royalty revenue of $121.8 million, at an average gold price of $1,168 per ounce, an average silver price of $15.32 per ounce and an average copper price of $2.22 per pound, for the fiscal year ended June 30, 2016.  Revenue and the corresponding production, attributable to our stream and royalty interests, for the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Fiscal Years Ended June 30, 2017 and 2016

(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year ended				Fiscal Year ended
		June 30, 2017				June 30, 2016
				Reported			Reported
Stream/Royalty	Metal(s)	Revenue		Production(1)		Revenue	Production(1)
Stream (2):
Mount Milligan			$136,736			$125,438
	Gold			103,400	oz.		108,800
	Copper			2.57	Mlbs.		N/A
Pueblo Viejo(3)			$91,589			$39,683
	Gold			50,700	oz.		31,200
	Silver			1.56	Moz.		208,900
Andacollo	Gold		$60,251	47,800	oz.	$49,243	41,600
Wassa and Prestea	Gold		$25,435	20,300	oz.	$23,346	20,100
Other(4)	Gold	$	N/A	N/A		$318	300
Total stream revenue			$314,011			$238,028

Royalty:
Peñasquito			$26,687			$22,760
	Gold			556,300	oz.		584,000
	Silver			20.71	Moz.		21.38
	Lead			125.21	Mlbs.		134.21
	Zinc			317.77	Mlbs.		332.98
Cortez	Gold		$6,504	64,200	oz.	$6,107	74,000
Other(4)	Various		$93,612	N/A		$92,895	N/A
Total royalty revenue			$126,803			$121,762
Total revenue			$440,814			$359,790

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

Gold and silver ounces purchased and sold during the fiscal year ended June 30, 2017 and 2016, as well as gold, silver and copper in inventory as of June 30, 2017 and 2016, for our streaming interests were as follows:

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2017		June 30, 2016		June 30, 2017	June 30, 2016
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	96,000	103,400	111,000	108,800	100	7,500
Pueblo Viejo	52,600	50,700	42,200	31,200	12,900	11,000
Andacollo	47,900	47,800	41,700	41,600	100	—
Wassa and Prestea	19,900	20,300	21,400	20,100	1,000	1,300
Phoenix Gold	—	—	300	300	—	—
Total	216,400	222,200	216,600	202,000	14,100	19,800

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2017		June 30, 2016		June 30, 2017	June 30, 2016
Silver Stream	Purchases (Moz.)	Sales (Moz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1.78	1.56	532,600	208,900	536,800	323,700

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2017		June 30, 2016		June 30, 2017	June 30, 2016
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.57	2.57	N/A	N/A	—	N/A

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

General and administrative expenses increased to $33.4 million for the fiscal year ended June 30, 2017, from $31.7 million for the fiscal year ended June 30, 2016.  The increase during fiscal year 2017 was primarily due to an increase in legal and litigation costs.

Exploration costs increased to $12.9 million for the fiscal year ended June 30, 2017, from $8.6 million for the fiscal year ended June 30, 2016.  Exploration costs are specific to the exploration and advancement of the Peak Gold JV, as discussed further in Note 2 of the notes to consolidated financial statements.

Depreciation, depletion and amortization expense increased to $159.6 million for the fiscal year ended June 30, 2017, from $141.1 million for the fiscal year ended June 30, 2016.  The increase was primarily attributable to increased gold sales and new silver sales from our gold and silver streams at Pueblo Viejo, which resulted in additional depletion of approximately $23.3 million during fiscal year 2017.  This increase was partially offset by a decrease in depletion expense on our Voisey’s Bay royalty of approximately $9.5 million, due to the ongoing dispute related to the calculation of the NSR royalty (see Note 14 of our notes to consolidated financial statements).

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

During the fiscal year ended June 30, 2017, we recognized income tax expense totaling $26.4 million compared with $60.7 million during the fiscal year ended June 30, 2016.  This resulted in an effective tax rate of 22.2% during fiscal year 2017, compared with (278.9%) during fiscal year 2016.  The decrease in the effective tax rate for the fiscal year ending June 30, 2017 is primarily related to the discrete tax impacts attributable to the Company’s Andacollo transactions and the liquidation of our Chilean subsidiary during the fiscal year ended June 30, 2016.

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

During the fiscal year ended June 30, 2018, we reported revenue of $459.0 million, with an average gold price for the period of $1,297 per ounce, an average silver price for the period of $16.72 per ounce and an average copper price of $3.06 per pound.  Approximately 77% of our total recognized revenues for the fiscal year ended June 30, 2018 were attributable to gold sales from our gold producing interests, as shown within the MD&A.  For the fiscal year ended June 30, 2018, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $37.0 million.

Approximately 11% of our total reported revenue for the fiscal year ended June 30, 2018 was attributable to copper sales from our copper producing interests.  For the fiscal year ended June 30, 2018, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $5.2 million.

Approximately 9% of our total reported revenue for the fiscal year ended June 30, 2018 was attributable to silver sales from our silver producing interests.  For the fiscal year ended June 30, 2018, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $4.1 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Royal Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado

August 9, 2018

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands except share data)

	2018	2017
ASSETS
Cash and equivalents	$88,750	$85,847
Royalty receivables	26,356	26,886
Income tax receivable	40	22,169
Stream inventory	9,311	7,883
Prepaid expenses and other	1,350	822
Total current assets	125,807	143,607
Stream and royalty interests, net (Note 4)	2,501,117	2,892,256
Other assets	55,092	58,202
Total assets	$2,682,016	$3,094,065
LIABILITIES
Accounts payable	$9,090	$3,908
Dividends payable	16,375	15,682
Income tax payable	18,253	5,651
Withholding taxes payable	3,254	3,425
Other current liabilities	4,411	5,617
Total current liabilities	51,383	34,283
Debt (Note 5)	351,027	586,170
Deferred tax liabilities	91,147	121,330
Uncertain tax positions	33,394	25,627
Other long-term liabilities	13,796	6,391
Total liabilities	540,747	773,801
Commitments and contingencies (Note 10)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,360,041 and 65,179,527 shares outstanding, respectively	654	652
Additional paid-in capital	2,192,612	2,185,796
Accumulated other comprehensive (loss) income	(1,201)	879
Accumulated (losses) earnings	(89,898)	88,050
Total Royal Gold stockholders’ equity	2,102,167	2,275,377
Non-controlling interests	39,102	44,887
Total equity	2,141,269	2,320,264
Total liabilities and equity	$2,682,016	$3,094,065

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ended June 30,

(In thousands except share data)

	2018	2017	2016
Revenue	$459,042	$440,814	$359,790

Costs and expenses
Cost of sales	83,839	87,265	70,979
General and administrative	35,464	33,350	31,720
Production taxes	2,268	1,760	3,978
Exploration costs	8,946	12,861	8,601
Depreciation, depletion and amortization	163,696	159,636	141,108
Impairment of stream and royalty interests and royalty receivables	239,364	-	98,588
Total costs and expenses	533,577	294,872	354,974

Operating (loss) income	(74,535)	145,942	4,816

Gain on available-for-sale securities	-	-	2,340
Interest and other income	4,170	9,302	3,711
Interest and other expense	(34,214)	(36,378)	(32,625)
(Loss) income before income taxes	(104,579)	118,866	(21,758)

Income tax expense	(14,772)	(26,441)	(60,680)
Net (loss) income	(119,351)	92,425	(82,438)
Net loss attributable to non-controlling interests	6,217	9,105	5,289
Net (loss) income attributable to Royal Gold common stockholders	$(113,134)	$101,530	$(77,149)

Net (loss) income	$(119,351)	$92,425	$(82,438)
Adjustments to comprehensive (loss) income, net of tax
Unrealized change in market value of available-for-sale securities	(2,080)	879	5,632
Reclassification adjustment for gains included in net income	-	-	(2,340)
Comprehensive (loss) income	(121,431)	93,304	(79,146)
Comprehensive loss attributable to non-controlling interests	6,217	9,105	5,289
Comprehensive (loss) income attributable to Royal Gold stockholders	$(115,214)	$102,409	$(73,857)

Net (loss) income per share available to Royal Gold common stockholders:
Basic (loss) earnings per share	$(1.73)	$1.55	$(1.18)
Basic weighted average shares outstanding	65,291,855	65,152,782	65,074,455
Diluted (loss) earnings per share	$(1.73)	$1.55	$(1.18)
Diluted weighted average shares outstanding	65,291,855	65,277,953	65,074,455
Cash dividends declared per common share	$0.99	$0.95	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2018,  2017 and 2016

(In thousands except share data)

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	interests	Equity
Balance at June 30, 2015	65,033,547	$650	$2,170,643	$(3,292)	$185,121	$62,805	$2,415,927
Stock-based compensation and related share issuances	60,403	1	9,138	—	—	—	9,139
Net loss	—	—	—	—	(77,149)	(5,289)	(82,438)
Other comprehensive income	—	—	—	3,292	—	—	3,292
Distributions to non-controlling interests	—	—	—	—	—	(647)	(647)
Dividends declared	—	—	—	—	(59,388)	—	(59,388)
Balance at June 30, 2016	65,093,950	$651	$2,179,781	$—	$48,584	$56,869	$2,285,885
Stock-based compensation and related share issuances	85,577	1	8,533	—	—	—	8,534
Non-controlling interest assignment	—	—	(2,518)	—	—	—	(2,518)
Net income (loss)	—	—	—	—	101,530	(9,105)	92,425
Other comprehensive income	—	—	—	879	—	—	879
Distributions to non-controlling interests	—	—	—	—	—	(2,877)	(2,877)
Dividends declared	—	—	—	—	(62,064)	—	(62,064)
Balance at June 30, 2017	65,179,527	$652	$2,185,796	$879	$88,050	$44,887	$2,320,264
Stock-based compensation and related share issuances	180,514	2	4,236	—	—	—	4,238
Contributions from non-controlling interests	—	—	2,580	—	—	432	3,012
Net loss	—	—	—	—	(113,134)	(6,217)	(119,351)
Other comprehensive loss	—	—	—	(2,080)	—	—	(2,080)
Dividends declared	—	—	—	—	(64,814)	—	(64,814)
Balance at June 30, 2018	65,360,041	$654	$2,192,612	$(1,201)	$(89,898)	$39,102	$2,141,269

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(119,351)	$92,425	$(82,438)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	163,696	159,636	141,108
Amortization of debt discount and issuance costs	15,046	13,825	12,985
Non-cash employee stock compensation expense	8,279	9,983	10,039
Impairment of stream and royalty interests	239,364	—	98,588
Gain on available-for-sale securities	—	—	(2,340)
Deferred tax benefit	(32,843)	1,556	(4,983)
Other	(197)	(4,874)	(390)
Changes in assets and liabilities:
Royalty receivables	530	(6,883)	19,508
Stream inventory	(1,428)	1,606	(7,203)
Income tax receivable	22,130	(13,056)	(14,637)
Prepaid expenses and other assets	2,813	(1,691)	(153)
Accounts payable	5,173	(206)	(849)
Income tax payable	12,601	2,475	460
Withholding taxes payable	(171)	1,411	(2,486)
Uncertain tax positions	7,767	8,631	1,867
Other liabilities	5,415	2,015	235
Net cash provided by operating activities	$328,824	$266,853	$169,311

Cash flows from investing activities:
Acquisition of stream and royalty interests	(11,812)	(203,721)	(1,346,109)
Repayment of Golden Star term loan	20,000	—	—
Purchase of available-for-sale securities	(17,869)	—	—
Andacollo royalty termination	—	—	345,000
Golden Star term loan	—	—	(20,000)
Sale of available-for-sale securities	—	—	11,905
Other	(909)	3,605	(309)
Net cash used in investing activities	$(10,590)	$(200,116)	$(1,009,513)

Cash flows from financing activities:
Repayment of revolving credit facility	(250,000)	(95,000)	(75,000)
Net payments from issuance of common stock	(4,042)	(2,426)	(353)
Common stock dividends	(64,118)	(61,396)	(58,720)
Debt issuance costs	(180)	(3,340)	(1,111)
Borrowings from revolving credit facility	—	70,000	350,000
Purchase of additional royalty interest from non-controlling interest	—	(2,518)	—
Other	3,009	(2,843)	(830)
Net cash (used in) provided by financing activities	$(315,331)	$(97,523)	$213,986
Net increase (decrease) in cash and equivalents	2,903	(30,786)	(626,216)
Cash and equivalents at beginning of period	85,847	116,633	742,849
Cash and equivalents at end of period	$88,750	$85,847	$116,633

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

Peak Gold JV

Royal Gold, through its wholly‑owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), and Contango ORE, Inc., through its wholly‑owned subsidiary CORE Alaska, LLC (together, “Contango”), entered into a limited liability company agreement for the Peak Gold JV, a joint venture for exploration and advancement of the Peak Gold Project located near Tok, Alaska.  The Company has identified the Peak Gold JV as a VIE, with Royal Alaska as the primary beneficiary, due to the legal structure and certain related factors of the limited liability company agreement for the Peak Gold JV.  The Company determined that the Peak Gold JV should be fully consolidated at fair value initially.  The fair value of the Company’s non‑controlling interest is $45.7 million and is based on the underlying value of the mineral property assigned

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the Peak Gold JV, which is recorded as an exploration stage property within Stream and royalty interests, net on our consolidated balance sheets

Royal Alaska has the right to obtain up to 40% of the membership interest in the Peak Gold JV by making contributions of up to $30.0 million in cash to the Peak Gold JV by October 31, 2018.  As of June 30, 2018 and 2017, Royal Alaska has contributed $30.0 million and $18.0 million, respectively, and obtained a 40% and 29.5%, respectively, membership interest in the Peak Gold JV.

Royal Alaska will act as the manager of the Peak Gold JV and will be responsible for managing, directing and controlling the overall operations unless Royal Alaska is unanimously removed or resigns that position in the manner provided in the Peak Gold JV limited liability company agreement.

Cash and Equivalents

Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Cash and equivalents were primarily held in cash deposit accounts as of June 30, 2018 and 2017.

Stream and Royalty Interests

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties.  The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the ASC guidance.

Acquisition costs of production stage stream and royalty interests are depleted using the units of production method over the life of the mineral property (as sales occur under stream interests or royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator.  Acquisition costs of stream and royalty interests on development stage mineral properties, which are not yet in production, are not depleted until the property begins production.  Acquisition costs of stream or royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not depleted.  When the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is depleted over the remaining life of the mineral property, using proven and probable reserves.  The carrying values of exploration stage mineral interests are evaluated for impairment when information becomes available indicating that the production will not occur in the future.  Exploration costs are expensed when incurred.

Available‑for‑sale Securities

Investments in securities that management does not have the intent to sell in the near term and that have readily determinable fair values are classified as available‑for‑sale securities.  Unrealized gains and losses on these investments are recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity, except that declines in market value judged to be other than temporary are recognized in determining net income.  When investments are sold, the realized gains and losses on these investments, determined using the specific identification method, are included in determining net income.

The Company’s policy for determining whether declines in fair value of available‑for‑sale securities are other than temporary includes a quarterly analysis of the investments and a review by management of all investments for which the cost exceeds the fair value.  Any temporary declines in fair value are recorded as a charge to other comprehensive (loss) income.  This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers.  If such impairment is determined by the Company to be other‑than‑temporary, the investment’s cost basis is written down to fair value and recorded in net income during the period the Company determines such impairment to be other‑than‑temporary.  The new cost basis is not changed for subsequent recoveries in fair value.  The carrying value of the Company’s available-for-sale securities as of June 30, 2018

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2017 was $19.1 million and $3.7 million respectively, and is included in Other assets on our consolidated balance sheets.  The Company realized a  gain of approximately $2.3 million on its available-for-sale securities during the fiscal year ended June 30, 2016.

As discussed further below under Recently Issued and Recently Adopted Accounting Standards, new Accounting Standards Update (“ASU”) guidance effective for the Company’s fiscal year beginning July 1, 2018 will change how the Company recognizes changes in fair value for its securities classified as available-for-sale securities under current guidance.

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

Estimates of gold, silver, copper, and other metal prices, operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties, and operators’ estimates of operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties.  It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests.  Refer to Note 4 for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2018, 2017 and 2016.

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

Refer below under Recently Issued and Recently Adopted Accounting Standards for discussion on recently issued ASU guidance for the recognition of revenue from contracts with customers effective for the Company’s fiscal year beginning July 1, 2018.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Production taxes

Certain royalty payments are subject to production taxes (or mining proceeds taxes), which are recognized at the time of revenue recognition. Production taxes are not income taxes and are included within the costs and expenses section in the Company’s consolidated statements of operations and comprehensive (loss) income.

Exploration Costs

Exploration costs are specific to the Peak Gold JV for the exploration and advancement of the Peak Gold Project, as discussed further above under Basis of Consolidation.  Costs associated with the Peak Gold JV for the exploration and advancement of the Peak Gold Project are expensed when incurred.

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

Reportable Segments and Geographical Information

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long‑lived assets (stream and royalty interests, net) as of June 30, 2018 and 2017 are geographically distributed as shown in the following table:

	As of June 30, 2018				As of June 30, 2017
				Total stream				Total stream
	Stream	Royalty		and royalty	Stream	Royalty		and royalty
	interest	interest	Impairments	interests, net	interest	interest	Impairments	interests, net
Canada	$809,500	$214,562	$(284)	$1,023,778	$852,035	$221,618	$—	$1,073,653
Dominican Republic	495,460	—	—	495,460	543,256	—	—	543,256
Chile	328,331	453,306	(239,080)	542,557	348,778	453,369	—	802,147
Africa	104,874	502	—	105,376	123,760	572	—	124,332
Mexico	—	93,277	—	93,277	—	105,889	—	105,889
United States	—	165,543	—	165,543	—	168,378	—	168,378
Australia	—	34,254	—	34,254	—	37,409	—	37,409
Other	12,039	28,833	—	40,872	12,030	25,162	—	37,192
Total	$1,750,204	$990,277	$(239,364)	$2,501,117	$1,879,859	$1,012,397	$—	$2,892,256

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s revenue, cost of sales and net revenue by reportable segment for our fiscal years ended June 30, 2018, 2017 and 2016 are geographically distributed as show in the following tables:

	Year Ended June 30, 2018			Year Ended June 30, 2017
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$142,244	$40,766	$101,478	$136,736	$45,954	$90,782
Dominican Republic	95,055	28,496	66,559	91,589	27,191	64,398
Chile	57,413	8,614	48,799	60,251	9,037	51,214
Africa	29,804	5,963	23,841	25,435	5,083	20,352
Total streams	$324,516	$83,839	$240,677	$314,011	$87,265	$226,746

Royalties:
Mexico	$42,959	$—	$42,959	$41,945	$—	$41,945
United States	39,496	—	39,496	35,282	—	35,282
Canada	24,254	—	24,254	23,208	—	23,208
Australia	13,710	—	13,710	12,943	—	12,943
Africa	2,098	—	2,098	3,131	—	3,131
Chile	473	—	473	1,648	—	1,648
Other	11,536	—	11,536	8,646	—	8,646
Total royalties	$134,526	$—	$134,526	$126,803	$—	$126,803
Total streams and royalties	$459,042	$83,839	$375,203	$440,814	$87,265	$353,549

	Fiscal Year Ended June 30, 2017			Fiscal Year Ended June 30, 2016
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$136,736	$45,954	$90,782	$125,755	$47,417	$78,338
Dominican Republic	91,589	27,191	64,398	39,684	11,625	28,059
Chile	60,251	9,037	51,214	49,243	7,280	41,963
Africa	25,435	5,083	20,352	23,346	4,657	18,689
Total streams	$314,011	$87,265	$226,746	$238,028	$70,979	$167,049
Royalties:
Mexico	$41,945	$—	$41,945	$35,267	$—	$35,267
United States	35,282	—	35,282	35,483	—	35,483
Canada	23,208	—	23,208	30,676	—	30,676
Australia	12,943	—	12,943	10,462	—	10,462
Africa	3,131	—	3,131	1,868	—	1,868
Chile	1,648	—	1,648	84	—	84
Other	8,646	—	8,646	7,922	—	7,922
Total royalties	$126,803	$—	$126,803	$121,762	$—	$121,762
Total streams and royalties	$440,814	$87,265	$353,549	$359,790	$70,979	$288,811

Income Taxes

The Company accounts for income taxes in accordance with the guidance of ASC 740.  The Company’s annual tax rate is based on income, statutory tax rates in effect, and tax planning opportunities available to us in the various jurisdictions in which the Company operates.  Significant judgment is required in determining the annual tax expense, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets.  Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year’s liability by taxing authorities.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to Royal Gold common stockholders by the weighted average number of outstanding common shares for the period, considering the effect of participating securities. Diluted (loss) earnings per share reflect the potential dilution that could occur if securities or other contracts that may require issuance of common shares were converted.  Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the diluted weighted average number of common shares outstanding during each fiscal year.

Reclassifications

Certain income tax amounts in the prior period consolidated balance sheet and consolidated statement of cash flows have been reclassified to conform with the presentation in the current period consolidated balance sheet and consolidated statement of cash flows.  The reclassifications had no effect on reported net (loss) income.

Recently Issued and Recently Adopted Accounting Standards

Recently Issued

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU guidance clarifying the definition of a business and providing additional guidance for determining whether transactions should be accounted for as acquisitions of assets or businesses.  The new guidance is effective for the Company’s fiscal year beginning July 1, 2018 and early adoption is permitted.  The new guidance is required to be applied on a prospective basis.  The Company is evaluating the new guidance.

In January 2016, the FASB issued ASU guidance on the recognition and measurement of financial instruments.  The amended guidance requires, among other things that equity securities classified as available-for-sale be measured at fair value with changes in fair value recognized in net income rather than other comprehensive (loss) income as required under

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

previous guidance.  The new guidance is effective for the Company’s fiscal year beginning July 1, 2018.  The Company will record a cumulative-effect adjustment in Accumulated (losses) earnings as of adoption.

In February 2016, the FASB issued ASU guidance which changes the accounting for leases.  The new guidance is effective for the Company’s fiscal year beginning July 1, 2019, and early adoption is permitted.  We are currently evaluating the impact, if any, this guidance will have on our consolidated financial statements and footnote disclosures.

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

We plan to implement the new ASU revenue recognition guidance as of July 1, 2018, using the modified retrospective method with the cumulative effect, if any, of initial adoption to be recognized in Accumulated (losses) earnings at the date of initial application.   Through the implementation process, we have reviewed a sample of contracts that is representative of the composition of our material revenue streams and royalties.  Based on the evaluation performed to-date, we do not anticipate that the adoption of the new ASU revenue recognition guidance will have a material impact, if any, to our consolidated financial statements.  We continue to evaluate the new disclosure requirements, and we expect that our disclosures surrounding revenue recognition will be more robust upon adoption of the new revenue recognition guidance.

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

The Company adopted the guidance effective July 1, 2017.  With respect to the forfeiture election, the Company will continue its current practice of estimating forfeitures when calculating compensation expense.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

3.  ACQUISITIONS

Acquisition of Additional Royalty Interest on Mara Rosa

On June 29, 2018, Royal Gold, through its wholly-owned subsidiary RG Royalties, LLC, entered into an agreement to purchase a 1.75% Net Smelter Return (“NSR”) royalty on Amarillo Gold’s Mara Rosa gold project in Goias State, Brazil for $10.8 million.   The acquisition is in addition to the 1.00% NRS royalty on the Mara Rosa project previously acquired by International Royalty Corporation, another wholly-owned subsidiary of Royal Gold.  The new Mara Rosa royalty agreement includes a right of first refusal on future financing opportunities based on production from the project.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition of the additional royalty interest on Mara Rosa has been accounted for as an asset acquisition.  The total purchase price of $10.8 million, plus direct transaction costs, has been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets.

Acquisition of Contango ORE, Inc. Common Stock

On June 28, 2018, Royal Gold acquired 682,556 shares of common stock of Contango ORE, Inc. (“CORE”) for consideration of $26 per share pursuant to a Stock Purchase Agreement (“SPA”) entered into on April 5, 2018 between Royal Gold and certain individual stockholders of CORE.  Royal Gold expects to acquire a second and final tranche of 127,188 shares of CORE common stock pursuant to the SPA during our first or second quarter of fiscal year 2019.

The Company has accounted for the CORE common stock as an investment in available-for-sale securities (Note 1), which are included in Other Assets on our consolidated balance sheets.  The Company recorded an unrealized loss on the CORE shares of approximately $1.5 million during fiscal year 2018.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under the terms of the stream transaction, Golden Star will deliver to RGLD Gold 9.25% of gold produced from the Wassa and Prestea mines, until the earlier of (i) December 31, 2017 or (ii) the date at which the Wassa and Prestea underground projects achieve commercial production.  Effective January 1, 2018, the stream percentage increased to 10.5% of gold produced from the Wassa and Prestea projects until an aggregate 240,000 ounces have been delivered.  Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining life of the mines.

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

On June 29, 2018, a subsidiary of Golden Star repaid its $20 million term loan facility, plus accrued interest, to Royal Gold.  Prior to payoff, the term loan was recorded within Other assets on our consolidated balance sheets as of June 30, 2017.  The warrants that were part of the term loan were exercised during the quarter ended September 30, 2017.  The Company sold all of the common shares of Golden Star received upon exercise of the warrants in October 2017

The Wassa and Prestea gold stream acquisition has been accounted for as an asset acquisition. The aggregate advance payments of $145 million, plus direct acquisition costs, have been recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets.  The acquisition cost of the Wassa and Prestea gold stream interest will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Golden Star.

Acquisition of Gold and Silver Stream at Rainy River

On July 20, 2015, RGLD Gold entered into a $175 million Purchase and Sale Agreement with New Gold, Inc. (“New Gold”), for a percentage of the gold and silver production from the Rainy River Project located in Ontario, Canada (“Rainy River”).  Pursuant to the Purchase and Sale Agreement, RGLD Gold made an advance payment to New Gold, consisting of $100 million on July 20, 2015, and made the final scheduled payment of $75 million in November 2016.  The Company has no further upfront deposit payments associated with the Rainy River gold and silver stream.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Rainy River gold and silver stream acquisition has been accounted for as an asset acquisition. The aggregate advance payments of $175 million, plus direct transaction costs, have been recorded as a development stage stream interest within Stream and royalty interests, net on our consolidated balance sheets as of June 30, 2017.  New Gold announced commercial production at Rainy River in October 2017.  The Company reclassified the Rainy River stream interest to production stage from development stage during the three months ended December 31, 2017.

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

The transaction encompasses certain of CMCA’s presently owned mining concessions on the Andacollo mine, as well as any other mining concessions presently owned or acquired by CMCA or any of its affiliates within an approximate 1.5 kilometer area of interest, and certain other mining concessions that CMCA or its affiliates may acquire.  The Andacollo Stream Agreement was effective July 1, 2015, and applies to all final settlements of gold received on or after that date.  Deliveries to RGLD Gold are made monthly, and RGLD Gold began receiving gold deliveries during the quarter ended September 30, 2015.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET

The following summarizes the Company’s stream and royalty interests as of June 30, 2018 and 2017:

As of June 30, 2018 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(152,833)	$—	$637,802
Pueblo Viejo	610,404	(114,944)	—	495,460
Andacollo	388,182	(59,851)	—	328,331
Wassa and Prestea	146,475	(41,601)	—	104,874
Rainy River	175,727	(4,028)	—	171,699
Total production stage stream interests	2,111,423	(373,257)	—	1,738,166
Production stage royalty interests:
Voisey's Bay	205,724	(86,933)	—	118,791
Peñasquito	99,172	(38,426)	—	60,746
Holt	34,612	(21,173)	—	13,439
Cortez	20,878	(11,241)	—	9,637
Other	483,795	(364,795)	—	119,000
Total production stage royalty interests	844,181	(522,568)	—	321,613
Total production stage stream and royalty interests	2,955,604	(895,825)	—	2,059,779

Development stage stream interests:
Other	12,038	—	—	12,038

Development stage royalty interests:
Cortez	59,803	—	—	59,803
Other	74,610	—	(284)	74,326
Total development stage royalty interests	134,413	—	(284)	134,129
Total development stage stream and royalty interests	146,451	—	(284)	146,167

Exploration stage royalty interests:
Pascua-Lama	416,770	—	(239,080)	177,690
Other	117,481	—	-	117,481
Total exploration stage royalty interests	534,251	—	(239,080)	295,171
Total stream and royalty interests, net	$3,636,306	$(895,825)	$(239,364)	$2,501,117

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2017 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(114,327)	$—	$676,308
Pueblo Viejo	610,404	(67,149)	—	543,255
Andacollo	388,182	(39,404)	—	348,778
Wassa and Prestea	146,475	(22,715)	—	123,760
Total production stage stream interests	1,935,696	(243,595)	—	1,692,101
Production stage royalty interests:
Voisey's Bay	205,724	(85,671)	—	120,053
Peñasquito	99,172	(34,713)	—	64,459
Holt	34,612	(19,669)	—	14,943
Cortez	20,873	(10,633)	—	10,240
Other	483,643	(337,958)	—	145,685
Total production stage royalty interests	844,024	(488,644)	—	355,380
Total production stage stream and royalty interests	2,779,720	(732,239)	—	2,047,481
Development stage stream interests:
Rainy River	175,727	—	—	175,727
Other	12,031	—	—	12,031
Total development stage stream interests	187,758	—	—	187,758
Development stage royalty interests:
Pascua-Lama	380,657	—	—	380,657
Cortez	59,803	—	—	59,803
Other	63,811	—	—	63,811
Total development stage royalty interests	504,271	—	—	504,271
Total development stage stream and royalty interests	692,029	—	—	692,029
Total exploration stage royalty interests	152,746	—	—	152,746
Total stream and royalty interests, net	$3,624,495	$(732,239)	$—	$2,892,256

Impairment of stream and royalty interests and royalty receivables

In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each stream or royalty interest are measured and recorded to the extent that the carrying value in each stream or royalty interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash‑flows.  As part of the Company’s regular asset impairment analysis, the Company determined the presence of impairment indicators and recorded impairment charges for the fiscal years ended June 30, 2018 and 2016 as summarized in the following table and discussed in detail below:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(Amounts in thousands)
Stream:
Phoenix Gold	$—	$—	$75,702
Royalty:
Pascua-Lama	239,080	—	—
Inata	—	—	11,982
Wolverine	—	—	5,307
Other	284	—	3,127
Total impairment of stream and royalty interests	$239,364	$—	$96,118
Inata royalty receivable		—	2,855
Wolverine royalty receivable		—	(385)
Total impairment of stream and royalty interests and royalty receivables	$239,364	$—	$98,588

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pascua-Lama

We own a 0.78% to 5.45% sliding‑scale NSR royalty on gold and silver on the Chilean portion of the Pascua‑Lama project, which straddles the border between Argentina and Chile, and is owned by Barrick.  The Company owns an additional royalty equivalent to 1.09% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017.

On January 18, 2018, Barrick reported that it is analyzing a revised sanction related to the Pascua-Lama project issued by Chile’s Superintendencia del Medio Ambiente (“SMA”) on January 17, 2018.  The sanction is part of a re-evaluation process ordered by Chile’s Environmental Court in 2014 and relates to historical compliance matters at the Pascua-Lama project.  According to Barrick, the SMA has not revoked Pascua-Lama’s environmental permit, but has ordered the closure of existing facilities on the Chilean side of the project, in addition to certain monitoring activities.

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

As part of the impairment determination, the fair value for Pascua-Lama was estimated by calculating the net present value of the estimated future cash-flows, subject to our royalty interest, expected to be generated by the mining of the Pascua-Lama deposits.  The Company applied a probability factor to its fair value calculation that Barrick will either proceed with an open-pit mine or an underground mine at Pascua.  The estimates of future cash flows were derived from open-pit and underground mine models developed by the Company using various information reported by Barrick.  The metal price assumptions used in the Company’s model were supported by consensus price estimates obtained by a number of industry analysts.  The future cash flows were discounted using a discount rate which reflects specific market risk factors the Company associates with the Pascua-Lama royalty interest.  Following the impairment charge during the three months ended March 31, 2018, the Pascua-Lama royalty interest has a remaining carrying value of $177.7 million as of June 30, 2018.  As a result of Barrick’s reclassification of Pascua-Lama’s reserves to mineralized material, our Pascu-Lama royalty interest was reclassified to exploration stage from development stage during our fiscal year ended June 30, 2018.

Phoenix Gold

RGLD Gold previously owned the right to purchase 6.30% of any gold produced from the Phoenix Gold Project until 135,000 ounces were delivered, and 3.15% thereafter.  The Phoenix Gold Project is located in Red Lake, Ontario, Canada, and owned by Rubicon Minerals Corporation (“Rubicon”).  On January 11, 2016, Rubicon provided an updated geologic model and mineralized material statement for the Phoenix Gold Project, which included a significant reduction in mineralized material compared to previous statements provided by Rubicon.  Rubicon also announced that they were evaluating strategic alternatives, including merger and divestiture opportunities either at the corporate or asset level, obtaining new financing or capital restructurings.  A significant reduction in mineralized material, along with recent decreases in the long‑term metal price assumptions used by the industry, are indicators of impairment.

During the quarter ended March 31, 2016, the Company independently evaluated the updated geologic model and mineralized material statement in an effort to properly assess the recoverability of our carrying value.  The Company’s technical evaluation was completed by internal and external personnel and included an economic analysis of the Phoenix Gold Project and a detailed review of the geological model and mineralized material statement.    Based upon the results

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Company’s review of the updated geological model and mineralized material statement, and other factors, it was determined that our stream interest at the Phoenix Gold Project should be written down to zero as of March 31, 2016, resulting in an impairment charge of $77.7 million.

Inata

The Company owns a 2.5% gross smelter return royalty on all gold and silver produced from the Inata mine, located in Burkina Faso, West Africa.  The Company’s carrying value for its royalty interest at Inata was approximately $12.0 million as of December 31, 2015.  As part of the Company’s impairment assessment for the three months ended March 31, 2016, the Company was notified of an updated mine plan at Inata, which included a significant reduction in the life of the mine.  Based upon our review of the updated mine plan, our royalty interest was written down to zero as of March 31, 2016.

The Company also had a royalty receivable of approximately $2.8 million associated with past due royalty payments on the Inata interest.  As a result of the operator’s financial and operational difficulties and our review of the updated mine plan at Inata, the Company believes payment of the receivable is uncertain and provided for an allowance against the entire royalty receivable as of March 31, 2016. The Company continues to pursue collection of all past due payments.

Wolverine

The Company owns a 0.00% to 9.445% sliding‑scale NSR royalty on all gold and silver produced from the Wolverine underground mine and milling operation located in Yukon Territory, Canada, and operated by Yukon Zinc Corporation (“Yukon Zinc”).  Prior to our fiscal year ended June 30, 2016, the Company recognized an impairment at Wolverine.  During the quarter ended March 31, 2016, we were made aware of Yukon Zinc’s intentions to no longer recommission the mine.  Based upon the updated developments and limited remaining mineralized material at Wolverine, the Company wrote down the remaining carrying value at Wolverine to zero as of March 31, 2016.

Phoenix Gold Stream Termination

On December 20, 2016, the owner of the Phoenix Gold Project, Rubicon, announced a restructuring transaction under Canadian regulations.  As part of the restructuring transaction, RGLD Gold’s gold stream interest was terminated.  In exchange for termination of the gold stream, RGLD Gold received approximately three million common shares of Rubicon and three NSR royalties on properties owned by Rubicon, including a 1.0% NSR on the Phoenix Gold Project.  The fair value of the Rubicon common shares upon exchange was $3.4 million and is recorded within Other assets on our consolidated balance sheets and is accounted for under our available-for-sale accounting policy, which is also discussed in Note 2.  The Company also recognized a corresponding gain on the fair value of the Rubicon common shares received upon exchange.  The gain is recorded within Interest and other income on our consolidated statements of operations and comprehensive (loss) income.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reflecting the amended stream agreement in April 2017. The Company incurred approximately $7.7 million in direct transaction costs associated with the amendment.  These direct transaction costs have been capitalized as part of the Mount Milligan streaming interest within Stream and royalty interests, net on our consolidated balance sheets.

5. DEBT

The Company’s debt as of June 30, 2018 and 2017 consists of the following:

	As of June 30, 2018				As of June 30, 2017
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$370,000	$(12,764)	$(1,316)	$355,920	$370,000	$(25,251)	$(2,646)	$342,103
Revolving credit facility	—	—	(4,893)	(4,893)	250,000	—	(5,933)	244,067
Total debt	$370,000	$(12,764)	$(6,209)	$351,027	$620,000	$(25,251)	$(8,579)	$586,170

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi‑annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012. The 2019 Notes mature on June 15, 2019.  Generally, we classify debt that is maturing within one year as a current liability.  However, the Company has the intent and ability to settle the principal amount of the 2019 Notes in cash primarily from its available revolving credit facility, a non-current liability, as of June 30, 2018.

Interest expense recognized on the 2019 Notes for the fiscal years ended June 30, 2018,  2017 and 2016 was approximately $24.5 million, $23.6 million and $22.8 million, respectively. Interest expense recognized includes the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs, and is recorded in Interest and other expense consolidated statements of operations and comprehensive (loss) income.

Revolving credit facility

The Company maintains a $1.0 billion revolving credit facility.  As of June 30, 2018, the Company had no amounts outstanding and $1.0 billion available under the revolving credit facility.  The Company had $250 million outstanding under the revolving credit facility as of June 30, 2017.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.

The Company was in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of June 30, 2018.  Interest expense recognized on the revolving credit facility for the fiscal years ended June 30, 2018, 2017 and 2016 was approximately $5.7 million, $9.9 million and $8.1 million, respectively, and included interest on the outstanding borrowings and the amortization of the debt issuance costs.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. REVENUE

Revenue is comprised of the following:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(Amounts in thousands)
Stream interests	$324,516	$314,011	$238,028
Royalty interests	134,526	126,803	121,762
Total revenue	$459,042	$440,814	$359,790

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

The Company recognized stock‑based compensation expense as follows:

	For the Fiscal Year Ended
	June 30,
	2018	2017	2016
	(Amounts in thousands)
Stock options	$318	$393	$454
Stock appreciation rights	1,988	1,851	1,687
Restricted stock	4,487	3,840	3,686
Performance stock	1,486	3,899	4,212
Total stock-based compensation expense	$8,279	$9,983	$10,039

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

To determine stock‑based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black‑Scholes‑Merton (“Black‑Scholes”) option pricing model for all periods presented.  The Black‑Scholes model requires key assumptions in order to determine fair value.  Those key assumptions during the fiscal year 2018, 2017 and 2016 grants are noted in the following table:

	Stock Options			SSARs
	2018	2017	2016	2018	2017	2016
Weighted-average expected volatility	42.2%	41.7%	36.9%	42.4%	41.1%	36.9%
Weighted-average expected life in years	5.5	5.5	5.5	5.4	5.8	5.4
Weighted-average dividend yield	1.10%	1.11%	1.06%	1.10%	1.11%	1.00%
Weighted-average risk free interest rate	1.8%	1.2%	1.6%	1.8%	1.3%	1.6%

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Options

A summary of stock option activity for the fiscal year ended June 30, 2018, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2017	107,825	$64.13
Granted	6,858	$87.42
Exercised	(48,123)	$60.18
Forfeited	(333)	$56.54
Outstanding at June 30, 2018	66,227	$69.35	6.2	$1,549
Exercisable at June 30, 2018	48,957	$68.36	5.6	$1,199

The weighted‑average grant date fair value of options granted during the fiscal years ended June 30, 2018, 2017 and 2016, was $27.12,  $29.54 and $18.05, respectively.  The total intrinsic value of options exercised during the fiscal years ended June 30, 2018, 2017 and 2016, were $1.4 million, $0.5 million, and $0.1 million, respectively.

As of June 30, 2018, there was approximately $0.2 million of total unrecognized stock‑based compensation expense related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of 1.6 years.

SSARs

A summary of SSARs activity for the fiscal year ended June 30, 2018, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2017	424,145	$66.19
Granted	71,262	$87.42
Exercised	(241,421)	$62.52
Forfeited	(1,100)	$85.92
Outstanding at June 30, 2018	252,886	$75.60	7.3	$4,360
Exercisable at June 30, 2018	125,152	$71.59	6.2	$2,659

The weighted‑average grant date fair value of SSARs granted during the fiscal years ended June 30, 2018, 2017 and 2016 was $29.17,  $29.76 and $18.35, respectively.  The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2018, 2017 and 2016, were $6.4 million, $0.2 million, and $0.3 million, respectively.

As of June 30, 2018, there was approximately $2.0 million of total unrecognized stock‑based compensation expense related to non‑vested SSARs, which is expected to be recognized over a weighted‑average period of 1.8 years.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Stock‑based Compensation

Performance Shares

During fiscal 2018, officers and certain employees were granted shares of restricted common stock that can be earned only upon the Company’s achievement of certain pre‑defined performance measures.  Specifically, for performance shares granted in fiscal 2018, one‑half of the shares awarded may vest upon the Company’s achievement of annual growth in Net Gold Equivalent Ounces (“Net GEOs”) (“GEO Shares”).  The second one‑half of performance shares granted in fiscal 2018 may vest based on the Company’s total shareholder return (“TSR”) compared to the TSRs of other members of the Market Vectors Gold Miners ETF (GDX) (“TSR Shares”).  GEO Shares and TSR Shares may vest by linear interpolation in a range between zero shares if neither threshold Net GEO and TSR metric is met; to 100% of GEO Shares and TSR Shares awarded if both target Net GEO and TSR metrics are met; to 200% of the Net GEO and TSR shares awarded if both the maximum Net GEO and TSR metrics are met.  The GEO Shares will expire in five years from the date of grant if the performance measure is not met, while the TSR Shares will expire in three years from the date of grant if the TSR market condition and three year service condition are not met.

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

In accordance with ASC 718, provided the market condition within the TSR Shares, the Company measured the grant date fair value using a Monte Carlo valuation model.  The fair value of the TSR Shares ($64.67 per share) is multiplied by the target number (100%) of TSR Shares granted to determine total stock‑based compensation expense.  Total stock‑based compensation expense of the TSR Shares is amortized on a straight‑line basis over the requisite service period, or three years.  Stock‑based compensation expense for the TSR Shares is recognized provided the requisite service period is rendered, regardless of when, if ever, the TSR market condition is satisfied.  The Company will reverse previously recognized stock‑based compensation expense attributable to the TSR Shares only if the requisite service period is not rendered.

A summary of the status of the Company’s non‑vested Performance Shares at maximum (200%) attainment for the fiscal year ended June 30, 2018, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at July 1, 2017	233,845	$61.07
Granted	68,020	$76.20
Vested	(70,046)	$68.83
Forfeited	(13,030)	$60.76
Non-attainment	(34,125)	$71.77
Non-vested at June 30, 2018	184,664	$61.75

As of June 30, 2018, total unrecognized stock‑based compensation expense related to Performance Shares was approximately $1.5 million, which is expected to be recognized over the average remaining vesting period of 1.8 years.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock

Officers, non‑executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”).  During fiscal 2018, officers and certain employees were granted 36,170 shares of Restricted Stock.  Restricted Stock granted to officers and certain employees vest over three years beginning after a two‑year holding period from the date of grant with one‑third of the shares vesting in years three, four and five, respectively.  Also during fiscal year 2018, our non‑executive directors were granted 14,210 shares of Restricted Stock.  The non‑executive directors’ shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

The Company measures the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant.  Restricted Stock is amortized over the applicable vesting period using the straight‑line method.  Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment or service with the Company.

A summary of the status of the Company’s non‑vested Restricted Stock for the fiscal year ended June 30, 2018, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at July 1, 2017	166,810	$68.60
Granted	50,380	$87.42
Vested	(69,440)	$72.99
Forfeited	(2,967)	$73.55
Non-vested at June 30, 2018	144,783	$72.94

As of June 30, 2018, total unrecognized stock‑based compensation expense related to Restricted Stock was approximately $5.0 million, which is expected to be recognized over the weighted‑average vesting period of 3.0 years.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 authorized and unissued shares of $.01 par value Preferred Stock as of June 30, 2018 and 2017.

Common Stock Issuances

During the fiscal years ended June 30, 2018,  2017 and 2016, options to purchase 48,123,  17,198 and 2,500 shares, respectively, were exercised, resulting in proceeds of approximately $2.9 million, $0.5 million and $0.1 million, respectively.

9. EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock‑based compensation awards that contain non‑forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two‑class method.  The Company’s unvested restricted stock awards contain non‑forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised SSARs and unvested performance

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock do not contain rights to dividends.  Under the two‑class method, the (loss) earnings used to determine basic (loss) earnings per common share are reduced by an amount allocated to participating securities.  Use of the two‑class method has an immaterial impact on the calculation of basic and diluted (loss) earnings per common share.

The following table summarizes the effects of dilutive securities on diluted EPS for the period:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands, except per share data)
Net (loss) income available to Royal Gold common stockholders	$(113,134)	$101,530	$(77,149)
Weighted-average shares for basic EPS	65,291,855	65,152,782	65,074,455
Effect of other dilutive securities	—	125,171	—
Weighted-average shares for diluted EPS	65,291,855	65,277,953	65,074,455
Basic (loss) earnings per share	$(1.73)	$1.55	$(1.18)
Diluted (loss) earnings per share	$(1.73)	$1.55	$(1.18)

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash primarily from our available revolving credit facility.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the adjusted conversion price of $102.91 as of June 30, 2018.

10. INCOME TAXES

For financial reporting purposes, (Loss) income before income taxes includes the following components:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(Amounts in thousands)
United States	$(39,662)	$15,253	$(230)
Foreign	(64,917)	103,613	(21,528)
	$(104,579)	$118,866	$(21,758)

The Company’s Income tax expense consisted of:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(Amounts in thousands)
Current:
Federal	$24,621	$13,975	$45,878
State	253	308	135
Foreign	22,741	10,602	19,650
	$47,615	$24,885	$65,663
Deferred and others:
Federal	$(2,253)	$(1,443)	$(6,986)
State	(223)	(18)	(78)
Foreign	(30,367)	3,017	2,081
	$(32,843)	$1,556	$(4,983)
Total income tax expense	$14,772	$26,441	$60,680

The provision for income taxes for the fiscal years ended June 30, 2018,  2017 and 2016, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre‑tax income (net of

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non‑controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(Amounts in thousands)
Total expense computed by applying federal rates	$(29,343)	$41,603	$(7,615)
State and provincial income taxes, net of federal benefit	(104)	78	(1)
Excess depletion	(1,440)	(1,517)	(882)
Estimates for uncertain tax positions	8,574	2,870	1,866
Statutory tax attributable to non-controlling interest	1,736	3,162	1,838
Effect of foreign earnings	1,230	3,046	61,576
Effect of foreign earnings indefinitely reinvested	(19,004)	(22,922)	3,406
Realized foreign exchange gains	18,330	—	—
Unrealized foreign exchange gains	(1,610)	(746)	(2,439)
Effects of US income tax reform	30,675	—	—
Changes in estimates	(70)	(3,676)	1,641
Valuation allowance	6,337	4,374	849
Other	(539)	169	441
	$14,772	$26,441	$60,680

The effective tax rate includes the impact of U.S. tax legislation, as discussed below, the effects of a non-cash functional currency election to file certain Canadian income tax returns in U.S. dollars, and the effects of the royalty impairments.  Prior to the functional currency election, certain deferred tax liabilities were measured on the difference between adjusted Canadian dollar acquisition cost and Canadian dollar tax basis.  These deferred tax liabilities were then marked-to market every quarter, for income tax expense (benefit) purposes, to account for changes in the Canadian dollar to U.S. dollar exchange rate.  Post-election, the applicable deferred tax liabilities will be measured on the difference between U.S. GAAP value and U.S. dollar tax basis.

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

ASC 740, Income Taxes, requires recognition of the effects of tax law changes in the period of enactment.  As a result, the Company recorded a net charge (expense) of $30.7 million for the year ended June 30, 2018.  This amount is included in Income tax expense on our consolidated statements of operations and comprehensive (loss) income.  The tax expense consists of three components: (i) a $12.3 million charge relating to the one-time mandatory tax on the net accumulated post-1986 untaxed earnings and profits of the Company’s foreign subsidiaries, which we will elect to pay over an eight-year period, (ii) a $1.2 million charge resulting from the re-measurement of the Company’s net deferred tax assets and liabilities, and (iii) a $17.2 million charge related to re-measurement of the U.S. income tax impacts resulting from foreign uncertain tax positions.

The net $30.7 million charge represents what the Company believes is a reasonable estimate of the impact of the Act.  As the net charge is based on currently available information and interpretations, which are continuing to evolve, all amounts should be considered provisional.  The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available.  The

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

final impacts may differ from the recorded amounts as of June 30, 2018 and the Company will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118 (“SAB 118”).  The Company expects to complete its analysis no later than the second quarter of fiscal year 2019.

The Company is in the process of assessing the Act’s impact, if any, on its indefinite reinvestment assertion.  If there are any changes to the indefinite reinvestment assertion as a result of our analysis of the Act, the Company will disclose any tax impacts in the appropriate period, pursuant to SAB 118.

The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2018 and 2017, are as follows:

	2018	2017
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$805	$5,979
Net operating losses	1,933	5,341
Foreign tax credits	11,172	19,869
Other	7,346	7,382
Total deferred tax assets	21,256	38,571
Valuation allowance	(12,811)	(6,474)
Net deferred tax assets	$8,445	$32,097
Deferred tax liabilities:
Mineral property basis	$(74,274)	$(122,870)
Unrealized foreign exchange gains	(664)	(1,097)
2019 Notes	(2,631)	(8,634)
Investment in Peak Gold joint venture	(4,359)	(5,475)
Other	(213)	(595)
Total deferred tax liabilities	(82,141)	(138,671)
Total net deferred taxes	$(73,696)	$(106,574)

The Company reviews the measurement of its deferred tax assets at each balance sheet date.  The Company’s analysis indicates a cumulative three-years of historical losses primarily as the result of fiscal year 2018 and 2016 impairments of certain non-producing assets.  Considering all available positive and negative evidence, including but not limited to recent earnings history and forecasted future results, the Company believes it is more likely-than-not that all net deferred tax assets not currently burdened with a valuation allowance will be fully realized.  As of June 30, 2018 and 2017, the Company had $12.8 million and $6.5 million of valuation allowances recorded, respectively.  The valuation allowance remaining at June 30, 2018 is attributable to US foreign tax credits and capital loss carryforwards in non‑US subsidiaries.

At June 30, 2018 and 2017, the Company had $7.1 million and $32.1 million of net operating loss carry forwards, respectively. The decrease in the net operating loss carry forwards is primarily attributable to the utilization of net operating losses by non‑U.S. subsidiaries.  The majority of the tax loss carry forwards are in jurisdictions that allow a twenty year carry forward period.  As a result, these losses do not begin to expire until the 2036 tax year, and the Company anticipates the losses will be fully utilized.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2018 and 2017, the Company had $36.3 million and $28.5 million of unrecognized tax benefits, respectively.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2018	2017	2016
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$28,542	$26,960	$26,120
Additions / Reductions for tax positions of current year	1,624	1,394	840
Additions / Reductions for tax positions of prior years	6,180	188	—
Reductions due to settlements with taxing authorities	—	—	—
Reductions due to lapse of statute of limitations	—	—	—
Total amount of gross unrecognized tax benefits at end of year	$36,346	$28,542	$26,960

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non‑U.S. income tax examinations by tax authorities for fiscal years before 2014. As a result of (i) statutes of limitation that will begin to expire within the next 12 months in various jurisdictions, (ii) possible settlements of audit‑related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, and (iii) additional accrual of exposure and interest on existing items, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will not decrease in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.  At June 30, 2018 and 2017, the amount of accrued income‑tax‑related interest and penalties was $9.8 million and $6.8 million, respectively.  The gross unrecognized tax benefits reflected in the tabular reconciliation do not include interest and penalties and are not reduced by advanced deposits of $12.8 million made to taxing authorities.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental cash flow information for the fiscal years ending June 30, 2018,  2017 and 2016 is as follows:

	2018	2017	2016
	(Amounts in thousands)
Cash paid (received) during the period for:
Interest	$16,049	$18,999	$17,691
Income taxes, net of refunds	$(3,058)	$26,835	$76,072
Non-cash investing and financing activities:
Dividends declared	$64,811	$62,066	$59,388

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3: Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy.

	As of June 30, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$19,210	$19,210	$19,210	$—	$—
Total assets	$19,210	$19,210	$19,210	$—	$—

Liabilities (In thousands):
Debt(2)	$434,236	$393,132	$393,132	$—	$—
Total liabilities	$434,236	$393,132	$393,132	$—	$—

(1)	Included in Other assets on the Company’s consolidated balance sheets.
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

As of June 30, 2018, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non‑recurring basis like those associated with stream and royalty interests, intangible assets and other long‑lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.  Refer to Note 4 for discussion of inputs used to develop fair value for those stream and royalty interests that were determined to be impaired during the fiscal years ended June 30, 2018 and 2016.

13. MAJOR SOURCES OF REVENUE

Operators that contributed greater than 10% of the Company’s total revenue for any of fiscal years 2018, 2017 or 2016 were as follows (revenue amounts in thousands):

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
		Percentage of		Percentage of		Percentage of
		total		total		total
Operator	Revenue	revenue	Revenue	revenue	Revenue	revenue
Centerra	$133,534	29.1%	$136,737	31.0%	$125,438	34.9%
Barrick	108,285	23.6%	104,009	23.6%	49,683	13.8%
Teck	57,413	12.5%	60,251	13.7%	49,243	13.7%

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES

Ilovica Gold Stream Acquisition

As of June 30, 2018, the Company’s conditional funding schedule, of $163.75 million as part of its Ilovica gold stream acquisition in October 2014 remains subject to certain conditions.

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

On October 6, 2017, LNRLP filed a Fresh as Amended Statement of Claim amending the original October 16, 2009 Statement of Claim and amendments thereto made in December 2014, in the Supreme Court of Newfoundland and Labrador Trial Division against Vale Inco Limited, now known as Vale Canada Limited and its wholly-owned subsidiaries, Vale Inco Atlantic Sales Limited and VNL, related to calculation of the NSR on the sale of concentrates, including nickel concentrates, from the Voisey’s Bay mine.  LNRLP asserts that the defendants have incorrectly calculated the NSR since production at Voisey’s Bay began in late 2005 and since defendants began processing Voisey’s Bay concentrates at the new Long Harbour processing facility, and that the defendants have breached their contractual duties of good faith in several ways.  LNRLP requests an order in respect of the correct calculation of future payments, and unspecified damages for non-payment and underpayment of past royalties to the date of the claim, together with additional damages until the date of trial, interest, costs and other damages.  Trial is expected to commence in the first quarter of fiscal 2019.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of selected quarterly financial information (unaudited).  Some amounts in the below table may not sum‑up in total as a result of rounding.

			Net (loss) income
		Operating	attributable to	Basic (loss)	Diluted (loss)
		(loss)	Royal Gold	earnings per	earnings per
	Revenue	income	stockholders	share	share
	(Amounts in thousands except per share data)
Fiscal year 2018 quarter-ended:
September 30,	$112,476	$41,720	$28,631	$0.44	$0.44
December 31,	114,348	40,962	(14,765)	(0.23)	(0.23)
March 31,	115,983	(193,464)	(153,650)	(2.35)	(2.35)
June 30,	116,235	36,247	26,650	0.41	0.41
	$459,042	$(74,535)	$(113,134)	$(1.73)	$(1.73)

Fiscal year 2017 quarter-ended:	(Amounts in thousands except per share data)
September 30,	$117,947	$40,891	$29,787	$0.46	$0.46
December 31,	106,961	34,481	28,062	0.43	0.43
March 31,	106,972	35,951	23,661	0.36	0.36
June 30,	108,934	34,619	20,020	0.31	0.31
	$440,814	$145,942	$101,530	$1.55	$1.55

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Vice President Strategy (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Vice President Strategy have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Vice President Strategy, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management’s assessment and those criteria, management concluded that, as of June 30, 2018, our internal control over financial reporting is effective.

Our management, including our President and Chief Executive Office (the principal executive officer) and Chief Financial Officer and Vice President Strategy (the principal financial and accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2018.

(c)          Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act during our fourth fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)          Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Royal Gold, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Royal Gold, Inc.’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royal Gold, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and our report dated August 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Denver, Colorado
August 9, 2018

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the Company’s Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2018, and is incorporated by reference in this Annual Report on Form 10‑K.

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

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is included in the Company’s Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2018, and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company’s Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2018, and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the Company’s Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2018, and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the Company’s Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2018, and is incorporated by reference in this Annual Report on Form 10‑K.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Financial Statements

(b)     Exhibits

Reference is made to the Exhibit Index beginning on page 82 hereof.

ITEM 16.       FORM 10-K SUMMARY

The optional summary in Item 16 has not been included in this Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on August 28, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K on September 4, 2014 and incorporated herein by reference)

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

4.2

Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K on June 20, 2012 and incorporated herein by reference)

4.3

Supplemental Indenture among Royal Gold, Inc., Wells Fargo Bank, National Association and Computershare Trust Company of Canada, dated June 20, 2012 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8‑K on June 20, 2012 and incorporated herein by reference)

4.4	Form of common stock certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q on May 3, 2018 and incorporated herein by reference)

10.1▲	2004 Omnibus Long‑Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.2▲	2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on November 16, 2015 and incorporated herein by reference)

10.3▲	2015 Omnibus Long‑Term Incentive Plan, as amended (filed as Exhibit 4.2 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017 and incorporated herein by reference)

10.4▲	Royal Gold Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017 and incorporated herein by reference)

10.5▲

Form of Employment Agreement by and between Royal Gold, Inc. and Tony Jensen (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on July 8, 2016 and incorporated herein by reference)

Exhibit Number	Description
10.6▲

Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: Karli Anderson, William Heissenbuttel, Mark Isto, Bruce Kirchhoff and Stefan Wenger (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on July 8, 2016 and incorporated herein by reference)

10.7▲

Form of First Amendment to Employment Agreement by and between Royal Gold, Inc. and each of the following:  Karli Anderson, William Heissenbuttel, Mark Isto, Tony Jensen, Bruce Kirchhoff and Stefan Wenger (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10‑Q filed on February 8, 2018 and incorporated herein by reference)

10.8▲	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on September 4, 2014 and incorporated herein by reference)

10.9▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K on August 10, 2017 and incorporated herein by reference)

10.10▲

Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K on August 10, 2017 and incorporated herein by reference)

10.11▲

Form of Amendment to Equity Award Agreements under Royal Golds's 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on April 27, 2016 and incorporated herein by reference)

10.12▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.13▲

Form of Restricted Stock Agreement under Royal Gold 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.14▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.15▲

Form of Performance Share Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.16▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.17▲

Form of Incentive Stock Option Agreement (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

Exhibit Number	Description
10.18▲

Form of Restricted Stock Agreement (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.19▲

Form of Performance Share Agreement (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.20▲

Form of Stock Appreciation Rights Agreement—Stock Settled (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.21▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

10.22▲

Form of Non‑qualified Stock Option Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

10.23▲

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

10.27

Form of Agreement for Assignment of Partnership Interest in Crescent Valley Partners, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on January 8, 2014 and incorporated herein by reference)

10.28

Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q on February 9, 2007 and incorporated herein by reference)

10.29

Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q on February 9, 2007 and incorporated herein by reference)

Exhibit Number	Description
10.30†

Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on December 15, 2011 and incorporated herein by reference)

10.31†

First Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of August 8, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on August 9, 2012 and incorporated herein by reference)

10.32

Second Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 11, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q on January 29, 2015 and incorporated herein by reference).

10.33

Third Amendment to Amended and Restated Purchase and Sale Agreement, dated October 20, 2016, among RGLD Gold AG, Thompson Creek Metals Company Inc. and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 3, 2016 and incorporated herein by reference)

10.34

Long Term Offtake Agreement, dated July 9 2015, between Compania Minera Teck Carmen de Andacollo and RGLD Gold AG (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 5, 2015)

10.35

Precious Metals Purchase and Sale Agreement, dated August 5, 2015, among RGLD Gold AG, BGC Holdings Ltd. and Barrick Gold Corporation (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 5, 2015)

10.36

Intercreditor Agreement, dated October 20, 2016, among The Bank of Nova Scotia for the Senior Debt Secured Parties identified therein, RGLD Gold AG and Thompson Creek Metals Company Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 3, 2016 and incorporated herein by reference)

10.37

Revolving Facility Credit Agreement, dated June 2, 2017, among Royal Gold, Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

10.38*

Revolving Facility Credit Agreement Amendment dated May 15, 2018, among Royal Gold, Inc., RG Royalties (f/k/a RG Mexico, Inc.), Royal Gold International Holdings, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders

10.39

Pledge Agreement by Royal Gold, Inc. in favor of The Bank of Nova Scotia, dated June 2, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

Exhibit Number	Description
10.40

Pledge Agreement by Royal Gold, Inc. in favor of The Bank of Nova Scotia, dated June 2, 2017 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

10.41

Share Pledge Agreement by Royal Gold, Inc. in favor of The Bank of Nova Scotia, dated June 2, 2017 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

10.42*▲	Separation Agreement and Release of Claims dated June 11, 2018 by and between Royal Gold, Inc. and Stefan Wenger

21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes‑Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

▲	Identifies each management contract or compensation plan or arrangement.

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

ROYAL GOLD, INC.

Date: August 9, 2018	By:	/s/ TONY JENSEN
Tony Jensen
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)
Date: August 9, 2018	By:	/s/ TONY JENSEN
Tony Jensen
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ WILLIAM HEISSENBUTTEL
William H. Heissenbuttel
Chief Financial Officer and Vice President Strategy (Principal Financial and Accounting Officer)

Date: August 9, 2018	By:	/s/ WILLIAM M. HAYES
William M. Hayes
Chairman

Date: August 9, 2018	By:	/s/ KEVIN MCARTHUR
Kevin McArthur
Director

Date: August 9, 2018	By:	/s/ JAMIE SOKALSKY
Jamie Sokalsky
Director

Date: August 9, 2018	By:	/s/ CHRIS M.T. THOMPSON
Chris M. T. Thompson
Director

Date: August 9, 2018	By:	/s/ RONALD J. VANCE
Ronald J. Vance
Director

Date: August 9, 2018	By:	/s/ SYBIL VEENMAN
Sybil Veenman
Director