Form 10-Q
period 2018-09-30
ROYAL GOLD INC
filed 2018-11-01
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 65,509,128 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 25, 2018.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30, 2018	June 30, 2018
ASSETS
Cash and equivalents	$117,078	$88,750
Royalty receivables	25,106	26,356
Income tax receivable	6,381	40
Stream inventory	10,011	9,311
Prepaid expenses and other	854	1,350
Total current assets	159,430	125,807
Stream and royalty interests, net (Note 2)	2,458,615	2,501,117
Other assets	54,821	55,092
Total assets	$2,672,866	$2,682,016
LIABILITIES
Accounts payable	$5,055	$9,090
Dividends payable	16,376	16,375
Income tax payable	8,012	18,253
Withholding taxes payable	2,551	3,254
Other current liabilities	5,377	4,411
Total current liabilities	37,371	51,383
Debt (Note 3)	354,939	351,027
Deferred tax liabilities	91,356	91,147
Uncertain tax positions	36,659	33,394
Other long-term liabilities	13,275	13,796
Total liabilities	533,600	540,747
Commitments and contingencies (Note 10)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,394,898 and 65,360,041 shares outstanding, respectively	654	654
Additional paid-in capital	2,195,034	2,192,612
Accumulated other comprehensive loss	-	(1,201)
Accumulated losses	(92,467)	(89,898)
Total Royal Gold stockholders’ equity	2,103,221	2,102,167
Non-controlling interests	36,045	39,102
Total equity	2,139,266	2,141,269
Total liabilities and equity	$2,672,866	$2,682,016

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2018	2017
Revenue	$99,992	$112,476

Costs and expenses
Cost of sales	16,527	20,419
General and administrative	9,927	6,899
Production taxes	1,292	543
Exploration costs	4,362	3,203
Depreciation, depletion and amortization	42,551	39,692
Total costs and expenses	74,659	70,756

Operating income	25,333	41,720

Fair value changes in equity securities	(1,468)	—
Interest and other income	103	989
Interest and other expense	(7,877)	(8,617)
Income before income taxes	16,091	34,092

Income tax expense	(4,115)	(7,544)
Net income	11,976	26,548
Net loss attributable to non-controlling interests	3,032	2,083
Net income attributable to Royal Gold common stockholders	$15,008	$28,631

Net income	$11,976	$26,548
Adjustments to comprehensive income, net of tax
Unrealized change in market value of available-for-sale securities	—	197
Comprehensive income	11,976	26,745
Comprehensive loss attributable to non-controlling interests	3,032	2,083
Comprehensive income attributable to Royal Gold stockholders	$15,008	$28,828

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.23	$0.44
Basic weighted average shares outstanding	65,374,866	65,235,496
Diluted earnings per share	$0.23	$0.44
Diluted weighted average shares outstanding	65,497,159	65,404,680
Cash dividends declared per common share	$0.25	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Three Months Ended
	September 30,	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$11,976	$26,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,551	39,692
Amortization of debt discount and issuance costs	3,903	3,679
Non-cash employee stock compensation expense	2,444	2,373
Fair value changes in equity securities	1,468	—
Deferred tax benefit	(1,681)	(727)
Other	—	(223)
Changes in assets and liabilities:
Royalty receivables	1,250	(2,193)
Stream inventory	(701)	89
Income tax receivable	(6,341)	(3,854)
Prepaid expenses and other assets	1,061	(1,654)
Accounts payable	(4,060)	(985)
Income tax payable	(10,241)	6,035
Withholding taxes payable	(703)	37
Uncertain tax positions	3,266	2,493
Other liabilities	445	299
Net cash provided by operating activities	$44,637	$71,609

Cash flows from investing activities:
Acquisition of stream and royalty interests	(3)	(5)
Other	(121)	100
Net cash (used in) provided by investing activities	$(124)	$95

Cash flows from financing activities:
Repayment of revolving credit facility	—	(50,000)
Net payments from issuance of common stock	(1,972)	(3,529)
Common stock dividends	(16,376)	(15,682)
Other	2,163	55
Net cash used in financing activities	$(16,185)	$(69,156)
Net increase in cash and equivalents	28,328	2,548
Cash and equivalents at beginning of period	88,750	85,847
Cash and equivalents at end of period	$117,078	$88,395

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

 1.    OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing metal streams, royalties and similar interests.  We seek to acquire existing stream and royalty interests or to finance mining projects that are in production or in the development stage in exchange for stream or royalty interests.  A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine at a price determined for the life of the transaction by the purchase agreement.  A royalty is a non-operating interest in a mining project that provides the right to revenue or metals produced from the project after deducting contractually specified costs, if any.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission on August 9, 2018 (“Fiscal 2018 10-K”).

Recently Adopted Accounting Standards

Revenue Recognition

On July 1, 2018, we adopted Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method of transition.  Under this transition approach, we applied ASC 606 to all existing contracts for which all (or substantially all) of the revenue attributable to a contract had not been recognized under legacy revenue guidance.  The guidance of ASC 606 will also be applied to any new contracts entered into on or after July 1, 2018.

ASC 606 supersedes nearly all of the existing revenue recognition guidance under U.S. GAAP and sets out a five-step revenue recognition framework to recognize revenue upon the transfer of control of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

For the three months ended September 30, 2018, there was no impact to our reported revenue, operating costs and expenses or net income attributable to Royal Gold common stockholders as a result of adopting ASC 606, as compared to legacy revenue guidance under U.S. GAAP.  In addition, no cumulative catch-up adjustment to accumulated losses was required on July 1, 2018 as a result of adopting ASC 606.  Please refer to Note 4 for additional discussion.

Recognition and Measurement of Financial Instruments

On July 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 – Financial Instrument, which is guidance on the recognition and measurement of financial instruments.  The amended guidance requires, among other things, that equity securities previously classified as available-for-sale be measured at fair value with changes in fair value recognized in net income rather than other comprehensive income (loss) as required under previous guidance.  Upon adoption, the Company recorded a cumulative-effect adjustment in Accumulated losses of $1.2 million.  The change in fair value of our equity securities was approximately $1.5 million for the three months ended September 30, 2018 and is included in Fair value change of marketable equity securities on our consolidated statements of operations and comprehensive income.  The carrying value of the Company’s equity securities as of September 30, 2018 and June 30, 2018 was $17.8 million and $19.2 million, respectively, and is included in Other assets on the Company’s consolidated balance sheets. As of

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

September 30, 2018, the Company owns 682,556 common shares of Contango Ore, Inc. (“CORE”) and 3,379,913 common shares of Rubicon Minerals Corporation.

Recently Issued Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842) which requires recognition of right-of-use assets and lease payment liabilities on the balance sheet by lessees for virtually all leases currently classified as operating leases.  Under ASU 2016-02, companies are permitted to make a policy election to not recognize lease assets or liabilities when the term of the lease is less than twelve months.  The new guidance is effective for the Company’s fiscal year beginning July 1, 2019, and early adoption is permitted.  We are currently evaluating the transition effort and impact, if any, this guidance will have on our consolidated financial statements and footnote disclosures.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s stream and royalty interests, net as of September 30, 2018 and June 30, 2018.

As of September 30, 2018 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(155,695)	$634,940
Pueblo Viejo	610,404	(125,261)	485,143
Andacollo	388,182	(70,747)	317,435
Wassa and Prestea	146,475	(46,711)	99,764
Rainy River	175,727	(6,939)	168,788
Total production stage stream interests	2,111,423	(405,353)	1,706,070
Production stage royalty interests:
Voisey's Bay	205,724	(90,006)	115,718
Peñasquito	99,172	(39,054)	60,118
Holt	34,612	(21,569)	13,043
Cortez	20,878	(11,275)	9,603
Other	483,795	(371,074)	112,721
Total production stage royalty interests	844,181	(532,978)	311,203
Total production stage stream and royalty interests	2,955,604	(938,331)	2,017,273

Development stage stream interests:
Other	12,038	—	12,038

Development stage royalty interests:
Cortez	59,803	—	59,803
Other	74,329	—	74,329
Total development stage royalty interests	134,132	—	134,132
Total development stage stream and royalty interests	146,170	—	146,170

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	117,482	—	117,482
Total exploration stage royalty interests	295,172	—	295,172
Total stream and royalty interests, net	$3,396,946	$(938,331)	$2,458,615

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2018 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(152,833)	$—	$637,802
Pueblo Viejo	610,404	(114,944)	—	495,460
Andacollo	388,182	(59,851)	—	328,331
Wassa and Prestea	146,475	(41,601)	—	104,874
Rainy River	175,727	(4,028)	—	171,699
Total production stage stream interests	2,111,423	(373,257)	—	1,738,166
Total production stage stream and royalty interests
Production stage royalty interests:
Voisey's Bay	205,724	(86,933)	—	118,791
Peñasquito	99,172	(38,426)	—	60,746
Holt	34,612	(21,173)	—	13,439
Cortez	20,878	(11,241)	—	9,637
Other	483,795	(364,795)	—	119,000
Total production stage royalty interests	844,181	(522,568)	—	321,613
Total production stage stream and royalty interests	2,955,604	(895,825)	—	2,059,779
Development stage stream interests:
Other	12,038	—	—	12,038

Development stage royalty interests:
Cortez	59,803	—	—	59,803
Other	74,610	—	(284)	74,326
Total development stage royalty interests	134,413	—	(284)	134,129
Total development stage stream and royalty interests	146,451	—	(284)	146,167

Exploration stage royalty interests:
Pascua-Lama	416,770	—	(239,080)	177,690
Other	117,481	—	—	117,481
Total exploration stage royalty interests	534,251	—	(239,080)	295,171
Total stream and royalty interests, net	$3,636,306	$(895,825)	$(239,364)	$2,501,117

Voisey’s Bay

The royalty on production of nickel, copper, cobalt and other minerals from the Voisey’s Bay mine in Newfoundland and Labrador, Canada is directly owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary is the general partner and 90% owner. The remaining 10% interest in LNRLP is owned by a subsidiary of Altius Minerals Corporation (“Altius”).

On September 13, 2018, LNRLP entered into an agreement with Vale Canada Limited and certain of its subsidiaries (collectively, the “Parties”) to comprehensively settle their long-standing litigation related to calculation of the royalty on the sale of all concentrates produced from the Voisey’s Bay mine.  Refer to Note 14 of our Fiscal 2018 10-K for further discussion on the claims previously asserted by LNRLP.

The Parties agreed to a new method for calculating the royalty in respect of concentrates processed at Vale’s Long Harbour Processing Plant, which will be effective for all Voisey’s Bay mine production after April 1, 2018.  Under the terms of the settlement, Royal Gold expects the 3% royalty rate will apply to approximately 50% of the gross metal value in the concentrates at the nickel, copper and cobalt prices prevailing at the time of settlement.  As those metal prices rise or fall, the percentage of gross metal value in the concentrates applicable to the royalty would correspondingly increase or decrease.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the three months ended September 30, 2018, the Company recognized approximately $4.9 million in royalty revenue attributable to Voisey’s Bay metal production from the June 30 and September 30, 2018 quarters.  Royalty payments for each quarter are due 45 days after quarter-end.  Refer to Note 4 for further discussion on our revenue recognition.

3.    DEBT

The Company’s non-current debt as of September 30, 2018 and June 30, 2018 consists of the following:

	As of September 30, 2018				As of June 30, 2018
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$370,000	$(9,512)	$(976)	$359,512	$370,000	$(12,764)	$(1,316)	$355,920
Revolving credit facility	—	—	(4,573)	(4,573)	—	—	(4,893)	(4,893)
Total debt	$370,000	$(9,512)	$(5,549)	$354,939	$370,000	$(12,764)	$(6,209)	$351,027

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012.  The 2019 Notes mature on June 15, 2019.  Generally, we classify debt that is maturing within one year as a current liability.  However, the Company has the intent and ability to settle the principal amount of the 2019 Notes in cash primarily from its available revolving credit facility, a non-current liability, as of September 30 and June 30, 2018.

Interest expense recognized on the 2019 Notes for the three months ended September 30, 2018, was $6.3 million compared to $6.0 million for the three months ended September 30, 2017, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $1 billion revolving credit facility.  As of September 30, 2018, the Company had no amounts outstanding and $1 billion available under the revolving credit facility.  Interest expense recognized on the revolving credit facility for the three months ended September 30, 2018 was $0.3 million (amortization of debt issuance costs only) and $1.8 million, for the three months ended September 30, 2017, which included interest on the outstanding borrowings and the amortization of the debt issuance costs.  Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty.

As discussed in Note 5 to the notes to consolidated financial statements in the Company’s Fiscal 2018 10-K, the Company has financial covenants associated with its revolving credit facility.  As of September 30, 2018, the Company was in compliance with each financial covenant.

4.    REVENUE

Revenue Recognition

Under current ASC 606 guidance, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

the point in time that control of the related metal production transfers to our customers.  The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement.  A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed below.

Stream Interests

A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more of the metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. Gold, silver and copper received under our metal streaming agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts.  The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between ten days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales policy in effect at the time) commencing shortly after receipt and purchase of the metal. We settle our forward sales contracts via physical delivery of the metal to the purchaser (our customer) on the settlement date specified in the contract. Under our forward sales contracts, there is a single performance obligation to sell a contractually specified volume of metal to the purchaser, and we satisfy this obligation at the point in time of physical delivery. Accordingly, revenue from our metal sales is recognized on the date of settlement, which is the date that control, custody and title to the metal transfer to the purchaser.

Royalty Interests

Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (monthly or quarterly average spot price) for the period in which metal production occurred.  As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to their ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer.  We have further determined that the transfer of each unit of metal production, comprising our royalty interest, to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of metal production by the operator.  Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable offsite treatment, refining, transportation and, if applicable, mining costs.

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements.  As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator.  If adequate information is not available from the operator or from other public sources before we issue our financial statements, the Company will recognize royalty revenue during the period in which the necessary payment information is received.  Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.  Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2018 10-K.   For the period ended September 30, 2018, royalty revenue that was estimated or was attributable to metal production for a period prior to September 30, 2018, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 8.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows:

Three Months Ended
September 30, 2018
Stream revenue:
Gold	$59,114
Silver	8,720
Copper	2,203
Total stream revenue	$70,037
Royalty revenue:
Gold	$18,554
Silver	1,352
Copper	3,615
Other	6,434
Total royalty revenue	$29,955
Total revenue	$99,992

Revenue attributable to our principal stream and royalty interests is disaggregated as follows:

		Three Months Ended
	Metal(s)	September 30, 2018
Stream revenue:
Andacollo	Gold	$27,743
Pueblo Viejo	Gold & Silver	19,486
Mount Milligan	Gold & Copper	8,847
Wassa and Prestea	Gold	8,061
Other	Gold & Silver	5,900
Total stream revenue		$70,037
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$3,637
Cortez	Gold	603
Other	Various	25,715
Total royalty revenue		$29,955
Total revenue		$99,992

Please refer to Note 8 for the geographical distribution of our revenue by reportable segment.

Contract Receivables

Under our forward sales contracts related to our metal streaming arrangements, payment is due from the purchaser on the day of settlement. Accordingly, our metal stream sales contracts do not give rise to a receivable under ASC 606.

Under our royalty arrangements, payment is typically due by the royalty payor either (i) monthly, typically thirty days after month-end or (ii) quarterly, typically thirty to sixty days after the respective quarter-end.  Revenue related to production that has occurred as of the reporting date but for which payment has not been received represents a receivable (rather than a contract asset) under ASC 606, as payment by the operator is unconditional upon the production of metal.  As of September 30, 2018, and June 30, 2018, our royalty receivables were $25.1 million and $26.4 million, respectively.

Practical Expedients Utilized

Our forward sales contracts related to our metal streaming arrangements are short-term in nature with a term of one year or less. For these contracts, we have utilized the practical expedient allowed in ASC 606 that exempts us from presenting the transaction price allocated to remaining performance obligations (i.e. forecasts of unearned revenue) for contracts with an original expected term of one year or less.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our royalty arrangements generally cover metal production over the life of a mine and, thus, have a contract term that is greater than one year.  Under these contracts, variability related to future production volumes and market pricing is allocated entirely to those future production volumes from the mining operation. Consequently, we have utilized an alternative practical expedient allowed in ASC 606 that exempts us from presenting the transaction price allocated to remaining performance obligations (i.e. forecasts of unearned revenue) if the variable consideration in a contract is allocated entirely to a wholly unsatisfied performance obligation.

5.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended
	September 30,	September 30,
	2018	2017
	(Amounts in thousands)
Stock options	$120	$91
Stock appreciation rights	766	488
Restricted stock	1,280	1,426
Performance stock	278	368
Total stock-based compensation expense	$2,444	$2,373

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three months ended September 30, 2018, the Company granted the following stock-based compensation awards:

	Three Months Ended
	September 30,	September 30,
	2018	2017
	(Number of shares)
Stock options	6,430	6,858
Stock appreciation rights	69,360	71,262
Restricted stock	42,260	50,380
Performance stock (at maximum 200% attainment)	57,420	68,020
Total equity awards granted	175,470	196,520

As of September 30, 2018, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$227	2.2
Stock appreciation rights	2,949	2.2
Restricted stock	6,307	3.4
Performance stock	1,736	2.1

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended
	September 30,	September 30,
	2018	2017
	(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$15,008	$28,631
Weighted-average shares for basic EPS	65,374,866	65,235,496
Effect of other dilutive securities	122,293	169,184
Weighted-average shares for diluted EPS	65,497,159	65,404,680
Basic earnings per share	$0.23	$0.44
Diluted earnings per share	$0.23	$0.44

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash from amounts available under our revolving credit facility.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $102.43.

7.    INCOME TAXES

	Three Months Ended
	September 30,	September 30,
	2018	2017
	(Amounts in thousands, except rate)
Income tax expense	$4,115	$7,544
Effective tax rate	25.6%	22.1%

The increase in the effective tax rate for the three months ended September 30, 2018 was primarily related to fewer discrete tax benefits attributable to equity award vesting and exercises in the current quarter as compared to the quarter ending September 30, 2017.

The Company will continue to analyze H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Act”), for additional information and guidance including supplemental legislation, regulatory guidance, or evolving technical interpretations as they become available.  The final Act impacts may differ from the recorded amounts as of September 30, 2018 and the Company will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118.  The Company expects to complete its analysis during the second quarter of fiscal year 2019.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of September 30, 2018			As of June 30, 2018
			Total stream				Total stream
	Stream	Royalty	and royalty	Stream	Royalty		and royalty
	interest	interest	interests, net	interest	interest	Impairments	interests, net
Canada	$803,727	$209,725	$1,013,452	$809,500	$214,562	$(284)	$1,023,778
Dominican Republic	485,143	—	485,143	495,460	—	—	495,460
Chile	317,434	214,226	531,660	328,331	453,306	(239,080)	542,557
Africa	99,764	495	100,259	104,874	502	—	105,376
Mexico	—	90,243	90,243	—	93,277	—	93,277
United States	—	164,987	164,987	—	165,543	—	165,543
Australia	—	33,622	33,622	—	34,254	—	34,254
Other	12,039	27,210	39,249	12,039	28,833	—	40,872
Total	$1,718,107	$740,508	$2,458,615	$1,750,204	$990,277	$(239,364)	$2,501,117

The Company’s revenue, cost of sales and net revenue by reportable segment for the three months ended September 30, 2018 and 2017, is geographically distributed as shown in the following table:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Chile	$27,742	$4,278	$23,464	$12,337	$1,812	$10,525
Dominican Republic	19,486	6,324	13,162	25,403	7,588	17,815
Canada	14,747	4,265	10,482	31,952	9,223	22,729
Africa	8,062	1,660	6,402	9,070	1,796	7,274
Total streams	$70,037	$16,527	$53,510	$78,762	$20,419	$58,343

Royalties:
Canada	$10,181	$—	$10,181	$6,092	$—	$6,092
Mexico	7,996	—	7,996	10,897	—	10,897
United States	6,056	—	6,056	10,429	—	10,429
Australia	3,060	—	3,060	3,320	—	3,320
Africa	492	—	492	462	—	462
Chile	-	—	-	—	—	-
Other	2,170	—	2,170	2,514	—	2,514
Total royalties	$29,955	$—	$29,955	$33,714	$—	$33,714
Total streams and royalties	$99,992	$16,527	$83,465	$112,476	$20,419	$92,057

9.    FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1:   Quoted prices for identical instruments in active markets;

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

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

	As of September 30, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$17,771	$17,771	$17,771	$—	$—
Total assets	$17,771	$17,771	$17,771	$—	$—

Liabilities (In thousands):
Debt(2)	$437,488	$373,393	$373,393	$—	$—
Total liabilities	$437,488	$373,393	$373,393	$—	$—

(1)	Included in Other assets on the Company’s consolidated balance sheets.
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

As of September 30, 2018, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

10.COMMITMENTS AND CONTINGENCIES

Ilovica Gold Stream Acquisition

As of September 30, 2018, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

11. SUBSEQUENT EVENT

On October 3, 2018, the Company purchased the second and final tranche of CORE common stock (127,188 shares) for $26 per share.  Upon this acquisition, the Company owns 809,744 shares of CORE common stock.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2018.

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “NVR,” “metal stream (or “stream”)” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2018 10-K.

Statement Regarding Third Party Information

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

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of September 30, 2018, we owned stream interests on five producing properties and one development stage property.  Stream interests accounted for approximately 70% of our total revenue for the three months ended September 30, 2018 and 2017.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of September 30, 2018, we owned royalty interests on 35 producing properties,  17 development stage properties and 133 exploration stage properties, of which we consider 56 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 30% of our total revenue for the three months ended September 30, 2018 and 2017.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold JV, we generally are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

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

For the three months ended September 30, 2018 and 2017, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,213	78%	$1,278	77%
Silver ($/ounce)	$15.02	10%	$16.84	10%
Copper ($/pound)	$2.77	6%	$2.88	10%
Other	N/A	6%	N/A	3%

Recent Business Developments

Voisey’s Bay

The royalty on production of nickel, copper, cobalt and other minerals from the Voisey’s Bay mine in Newfoundland and Labrador, Canada is directly owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary is the general partner and 90% owner. The remaining 10% interest in LNRLP is owned by a subsidiary of Altius Minerals Corporation (“Altius”).

On September 13, 2018, LNRLP entered into an agreement with Vale Canada Limited and certain of its subsidiaries (collectively, the “Parties”) to comprehensively settle their long-standing litigation related to calculation of the royalty on the sale of all concentrates produced from the Voisey’s Bay mine.  Refer to Note 14 of our Fiscal 2018 10-K for further discussion on the claims previously asserted by LNRLP.

The Parties agreed to a new method for calculating the royalty in respect of concentrates processed at Vale’s Long Harbour Processing Plant, which will be effective for all Voisey’s Bay mine production after April 1, 2018.  Under the terms of the settlement, Royal Gold expects the 3% royalty rate will apply to approximately 50% of the gross metal value in the concentrates at the nickel, copper and cobalt prices prevailing at the time of settlement.  As those metal prices rise or fall, the percentage of gross metal value in the concentrates applicable to the royalty would correspondingly increase or decrease.

LHPP is designed to produce 50,000 tonnes of finished nickel annually.  The plant is currently ramping up and is producing at an annualized rate of approximately 35,600 tonnes based on actual production of 8,900 tonnes in the second calendar quarter of 2018. In the next few years, Voisey’s Bay concentrate will provide 100% of the feed to LHPP but, over time, other sources of concentrate will be added to LHPP.

On June 11, 2018, Vale announced it will recommence the $1.7 billion development of an underground mine and associated facilities, which is expected to extend the Voisey’s Bay mine life until 2034. Vale expects the underground mine to begin production in 2021 and to ramp up over four years, while the current open pit mining in the Ovoid deposit is expected to continue until 2022.  Vale estimates Voisey's Bay mineral reserves at 32.4 million tonnes with a nickel grade of 2.13%, a copper grade of 0.96%, and a cobalt grade of 0.13% as of December 31, 2017.

During the three months ended September 30, 2018, the Company recognized approximately $4.9 million (includes 10% non-controlling interest) in royalty revenue attributable to Voisey’s Bay metal production in total for the June 30 ($2.7 million) and September 30, 2018 ($2.2 million) quarters.  Royalty payments for each quarter are due 45 days after quarter-end.  The Company anticipates recognizing revenue for the Voisey’s Bay royalty in the period in which metal production occurs, based on information provided by the operator.  If information is not received timely from the operator, the Company may estimate Voisey’s Bay royalty revenue based on available or historical information.  Refer to Note 4 of our notes to consolidated financial statements for further discussion on our revenue recognition.

Peak Gold JV

On September 24, 2018, the Company announced that the Peak Gold JV, of which our Royal Alaska, LLC subsidiary owns a 40% interest, completed a Preliminary Economic Assessment (“PEA”) on the Peak Gold Project located near Tok, Alaska.  The PEA contemplates on a preliminary basis an open pit mining operation with positive economics at base case gold and silver prices.

Royal Gold also owns two net smelter return royalties on the Peak Gold Project.

Acquisition of Contango Ore, Inc. Common Stock

On October 3, 2018, the Company purchased the second and final tranche of Contango Ore, Inc. (“CORE”) common stock (127,188 shares) for $26 per share.  As previously reported in our Fiscal 2018 10-K, the Company purchased 682,556 shares of CORE common stock at $26 per share in June 2018.  As of the date of this report, the Company owns 809,744 shares of CORE common stock.

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

Please refer to our Fiscal 2018 10-K for further discussion of our principal producing stream and royalty interests.

Principal Producing Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Barrick Gold Corporation ("Barrick")	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 4.91% NVR; 4.52% NVR (Crossroads)
Mount Milligan	British Columbia, Canada	Centerra Gold Inc. ("Centerra")	Gold stream - 35.00% of payable gold
Copper stream - 18.75% of payable copper
Peñasquito	Zacatecas, Mexico	Goldcorp Inc. (“Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo	Sanchez Ramirez, Dominican Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter)
Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Wassa and Prestea(1)	Western Region of Ghana	Golden Star Resources Ltd. (“Golden Star”)	Gold stream - 10.5% of gold produced

(1)	Gold stream percentage increased to 10.5% from 9.25% effective January 1, 2018.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2018

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2018.  The following table shows such production estimates for our principal producing properties for calendar 2018 as well as the actual production reported to us by the various operators through September 30, 2018.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing and development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2018

Principal Producing Properties

	Calendar 2018 Operator’s Production Estimate			Calendar 2018 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	66,700			43,300
Mount Milligan(4)	175,000 - 195,000			134,700
Copper			40 - 47 million			35.3 million
Pueblo Viejo(5)	575,000 - 590,000	Not provided		415,000	Not provided
Wassa and Prestea(6)	225,000 - 235,000			175,900
Royalty:
Cortez GSR1	48,300			29,100
Cortez GSR2	2,200			700
Cortez GSR3	50,500			29,800
Cortez NVR1	31,600			18,100
Peñasquito(7)	310,000	Not provided		220,000	14.1 million
Lead			160 million			82.5 million
Zinc			300 million			225.9 million

(1)

Production estimates received from our operators are for calendar 2018.  Please refer to our cautionary statement regarding third party information at the beginning of this MD&A.  There can be no assurance that production estimates received from our operators will be achieved.  Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2018 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2018 through September 30, 2018, unless otherwise noted.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)

The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.  The operator did not provide estimated or actual silver production.

(6)	The estimated and actual production figures shown for Wassa and Prestea are payable gold in doré.

(7)

The estimated and actual gold production figures shown for Peñasquito are payable gold in concentrate and doré.  The estimated and actual lead and zinc production figures shown are payable lead and zinc from concentrate. The operator did not provide estimated annual silver production, and the actual silver production figure shown is payable silver in concentrate and doré.

Property Developments

The following property development information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 15,300 ounces of gold for the three months ended September 30, 2018, compared to approximately 13,000 ounces of gold for the three months ended September 30, 2017.

Consistent with their mine plan at Andacollo, Teck expects production to decline as lower copper grades are expected for the remainder of calendar 2018 and future years.  Teck continues to study and pilot projects that would help partially offset the decline in grades. The current life of mine for Andacollo is expected to continue until 2035. Additional permitting or amendments to existing permits will be required to execute the life of mine plan.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 12,600 ounces of gold for the three months ended September 30, 2018, compared to approximately 18,700 ounces of gold for the three months ended September 30, 2017.

Copper stream deliveries from Mount Milligan were approximately 1.60 million pounds during the three months ended September 30, 2018, compared to approximately 2.58 million pounds during the three months ended September 30, 2017.

As expected, the temporary shutdown of the mill processing facility that occurred earlier in calendar 2018, due to a lack of sufficient water sources, resulted in the decrease in our gold and copper stream deliveries during the current quarter.

Processing operations were impacted during the current quarter by unplanned shutdowns for primary crusher maintenance in July 2018 and maintenance to repair transformer damage from a lightning strike in September 2018.  Although these two events reduced operating days, Centerra reaffirmed their annual guidance expectation. Plant performance for the current quarter averaged 40,805 tonnes per calendar day, or approximately 55,000 tonnes per operating day, while throughput in August 2018 was 61,135 tonnes per operating day.

The temporary shutdown of the Mount Milligan processing facility that occurred earlier in calendar 2018 due to a lack of sufficient water sources resulted in a decrease in our gold and copper stream deliveries from the project during the first quarter.

On September 14, 2018, Centerra reported that Mount Milligan received approval to access certain short-term water sources until November 15, 2018.  On October 31, 2018, Centerra provided the following update:  Centerra has made applications for certain additional/extended water sources until 2021.  Discussions are underway with Canadian regulators,

First Nations and other affected stakeholders regarding these applications and Centerra expects that access to these sources may be granted as early as the end of January 2019.  However, these applications have not yet been granted and as the flow from the approved short-term water sources declines during the calendar fourth quarter and during the remainder of the winter season, Centerra expects to reduce Mount Milligan throughput to properly manage its water balance until the water flow increases in the spring of 2019.

In addition, Centerra reported that the development of a long-term water supply plan and methodology to assess water sources is underway, and applications and government review of that methodology are expected to commence within the December 2018 quarter.  Centerra’s expectation is that its updated long-term water source (or sources) will be available from and after 2021 for the entire mine life.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 8,900 ounces of gold for the three months ended September 30, 2018, compared to approximately 10,500 ounces of gold for the three months ended September 30, 2017.  Silver stream deliveries were approximately 509,500 ounces of silver for the three months ended September 30, 2018, compared to approximately 470,000 ounces of silver for the three months ended September 30, 2017.

Barrick reported lower gold production during the current period resulted from the expected decline in ore grades and mining in areas of the Moore Pit that contained higher proportions of carbonaceous ore, which has lower recoveries.   Barrick expects production to be positively impacted during the December 2018 quarter by higher throughput, higher ore head grades and less carbonaceous ore feed resulting in improved recoveries.  Barrick revised their production guidance range from 585,000 to 615,000 ounces of gold down to 575,000 to 590,000 ounces of gold.

Barrick stated the prefeasibility-level studies are advancing for a plant expansion at Pueblo Viejo, which could increase throughput by roughly 50% to 12 million tonnes per year, allowing the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022. The prefeasibility study is evaluating options including the addition of a pre-oxidation heap leach pad with a capacity of eight million tonnes per year, a new mill and flotation concentrator with a capacity of four million tonnes per year, and additional tailings capacity. The project has the potential to convert roughly seven million ounces of measured and indicated resources to proven and probable reserves. The pilot pre-oxidation heap leach pad is now in operation, and construction of the pilot flotation circuit is well advanced, including the holding tank and thickener.  Both pilots will test metallurgy and recoveries in support of the prefeasibility study for the project.

Wassa and Prestea

Gold stream deliveries from Wassa and Prestea were approximately 6,500 ounces of gold for the three months ended September 30, 2018, compared to approximately 7,400 ounces of gold for the three months ended September 30, 2017.

On September 20, 2018, Golden Star announced a decrease in their calendar year 2018 production guidance from between 230,000 and 255,000 ounces to between 225,000 and 235,000 ounces as a result of the ramp up of Prestea underground being slower than previously expected.

On October 2, 2018, Golden Star announced the completion of a $125.7 million strategic investment by La Mancha Holding.  Golden Star reported that the investment will allow them, among other things, to expedite their exploration and expansion programs at Wassa underground and Prestea underground mines.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez decreased approximately 77% over the prior year quarter, as a result of lower production subject to our royalty interests during the current quarter.  Waste stripping at Crossroads, which is subject to our NVR1 (Crossroads) and GSR2 royalty interests is currently ongoing.  Production from Crossroads, which contains 3.2 million ounces of gold, is expected to begin in late calendar 2018.

Peñasquito

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito decreased approximately 62%, 29%, 17% and 31%, respectively, when compared to the prior year quarter.

Goldcorp reported production was lower than the prior year period as a result of the planned transition from higher grade ore in the Peñasco pit to lower grade ore from stockpiles during calendar 2018.  This transition facilitated the stripping campaign in the Peñasco pit and the pre-stripping campaign in the newly developed Chile Colorado pit.  Goldcorp further reported production during the September 2018 quarter was adversely impacted by a reduction in mill throughput as much harder lower-grade stockpiles were processed during the commissioning of the Carbon Pre-floatation plant (“CPP”).  The CPP commissioning proceeded as planned and the circuit is successfully treating high-carbon ore, with focus now moving to optimization of the circuit in anticipation of improving concentrate quality. Goldcorp achieved commercial production for the CPP on October 1, 2018.

On September 4, 2018, Goldcorp announced the Pyrite Leach project (“PLP”) completed construction with commissioning further accelerated to the September 2018 quarter, two quarters ahead of schedule.  Goldcorp expects first gold and commercial production in the December 2018 quarter. Following the commissioning of the PLP and commencement of mining in the Chile Colorado pit, Goldcorp expects higher grade ore and higher mill tonnes in the December 2018 quarter.

Results of Operations

Quarter Ended September 30, 2018, Compared to Quarter Ended September 30, 2017

For the quarter ended September 30, 2018, we recorded net income attributable to Royal Gold stockholders of $15.0 million, or $0.23 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $28.6 million, or $0.44 per basic and diluted share, for the quarter ended September 30, 2017.  The decrease in our earnings per share was primarily attributable to a decrease in revenue, an increase in general and administrative expenses, and the impact of the adoption of new accounting guidance around equity securities, each discussed below.

For the quarter ended September 30, 2018, we recognized total revenue of $100.0 million, which is comprised of stream revenue of $70.0 million and royalty revenue of $30.0 million at an average gold price of $1,213 per ounce, an average silver price of $15.02 per ounce and an average copper price of $2.77 per pound.  This is compared to total revenue of $112.5 million for the three months ended September 30, 2017, which was comprised of stream revenue of $78.8 million and royalty revenue of $33.7 million, at an average gold price of $1,278 per ounce, an average silver price of $16.84 per ounce and an average copper price of $2.88 per pound for the quarter ended September 30, 2017.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended September 30, 2018 and 2017

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2018			September 30, 2017
			Reported				Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue		Production(1)
Stream(2):
Andacollo	Gold	$27,743	22,700	oz.		$12,337	9,700	oz.
Pueblo Viejo		$19,486				$25,403
	Gold		9,200	oz.			12,900	oz.
	Silver		540,200	oz.			536,600	oz.
Mount Milligan		$8,847				$31,952
	Gold		5,500	oz.			18,600	oz.
	Copper		837,100	lbs.			2.6	Mlbs.
Wassa and Prestea	Gold	$8,061	6,500	oz.		$9,070	7,100	oz.
Other(3)		$5,900			$	N/A
Total stream revenue		$70,037				$78,762

Royalty(2):
Peñasquito		$3,637				$7,796
	Gold		50,300	oz.			134,000	oz.
	Silver		4.2	Moz.			5.9	Moz.
	Lead		29.9	Mlbs.			36.2	Mlbs.
	Zinc		64.2	Mlbs.			92.4	Mlbs.
Cortez	Gold	$603	7,000	oz.		$2,988	29,900	oz.
Other(3)	Various	$25,715	N/A			$22,930	N/A
Total royalty revenue		$29,955				$33,714
Total Revenue		$99,992				$112,476

(1)

Reported production relates to the amount of metal sales, subject to our stream and royalty interests for the three months ended September 30, 2018 and 2017, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)

Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.  The “Other” category for streams is only our Rainy River gold and silver stream.

The decrease in our total revenue for the three months ended September 30, 2018, compared with the three months ended September 30, 2017, resulted primarily from a decrease in our stream revenue and a decrease in the average gold, silver and copper prices.  The decrease in our stream revenue was primarily attributable to a decrease in gold and copper sales at Mount Milligan and a decrease in gold sales at Pueblo Viejo.  These decreases were partially offset by higher metal sales at Andacollo.  The decrease in metal sales at Mount Milligan was anticipated based on previously announced news from Centerra, as further discussed above under “Property Developments.”

Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2018 and 2017, and gold and silver ounces and copper pounds in inventory as of September 30, 2018, and June 30, 2018, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2018		September 30, 2017		September 30, 2018	June 30, 2018
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Andacollo	15,300	22,700	13,000	9,600	—	7,400
Mount Milligan	12,600	5,500	18,700	18,600	7,400	300
Pueblo Viejo	8,900	9,200	10,500	12,900	8,900	9,200
Wassa and Prestea	6,500	6,500	7,400	7,100	3,900	3,900
Rainy River	3,600	4,500	NA	NA	—	800
Total	46,900	48,400	49,600	48,200	20,200	21,600

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2018		September 30, 2017		September 30, 2018	June 30, 2018
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	509,500	540,200	470,000	536,600	509,500	540,200
Rainy River	35,200	31,500	—	—	36,000	32,300
Total	544,700	571,700	470,000	536,600	545,500	572,500

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2018		September 30, 2017		September 30, 2018	June 30, 2018
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	1.6	0.8	2.6	2.6	0.8	—

Our royalty revenue decreased during the quarter ended September 30, 2018, compared with the quarter ended September 30, 2017, primarily due to decreased production at Peñasquito and Cortez and a decrease in the average gold, silver and copper prices.  Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

General and administrative expenses increased to $9.9 million for the three months ended September 30, 2018 from $6.9 million for the three months ended September 30, 2017.  The increase during the current quarter was primarily due to an increase in legal costs attributable to the Voisey’s Bay royalty calculation dispute and settlement as discussed further above under “Recent Business Developments.”

Exploration costs increased to $4.4 million for the three months ended September 30, 2018, from $3.2 million for the three months ended September 30, 2017.  Exploration costs are specific to our Peak Gold JV for exploration and advancement of the Peak Gold Project located near Tok, Alaska, as discussed further in Note 3 of our notes to consolidated financial statements included in our Fiscal 2018 10-K.  As of September 30, 2018, Royal Gold, through its wholly-owned subsidiary Royal Alaska, LLC owns a 40% membership interest in the Peak Gold JV.

Depreciation, depletion and amortization increased to $42.6 million for the three months ended September 30, 2018 from $39.7 million for the three months ended September 30, 2017.  The increase was primarily attributable to additional depletion from our Voisey’s Bay royalty interest.  The Company recognized revenue from our Voisey’s Bay royalty during the current quarter as a result of the recent settlement terms as discussed further above under “Recent Business Developments.”

As a result of the adoption of new Accounting Standards Update (“ASU”) guidance, the Company recognized a loss on changes in fair value of equity securities of $1.5 million for the three months ended September 30, 2018.  The Company adopted the new ASU guidance, which impacts how we recognize changes in fair value on our equity securities at each reporting period, on July 1, 2018.  Refer to Note 1 of our notes to consolidated financial statements for further detail.  The new guidance could increase our earnings volatility.

During the three months ended September 30, 2018, we recognized income tax expense totaling $4.1 million compared with income tax expense of $7.5 million during the three months ended September 30, 2017.  This resulted in an effective tax rate of 25.6% in the current period, compared with 22.1% in the quarter ended September 30, 2017.  The increase in the effective tax rate for the three months ended September 30, 2018 was primarily due to fewer discrete tax benefits attributable to equity award vesting and exercises in the current quarter as compared to the quarter ending September 30, 2017.

Liquidity and Capital Resources

Overview

At September 30, 2018, we had current assets of $159.4 million compared to current liabilities of $37.4 million resulting in working capital of $122.0 million and a current ratio of 4 to 1.  This compares to current assets of $125.8 million and current liabilities of $51.4 million at June 30, 2018, resulting in working capital of $74.4 million and a current ratio of approximately 2 to 1.

During the quarter ended September 30, 2018, liquidity needs were met from $83.5 million in net revenue and our available cash resources.  As of September 30, 2018, the Company had no amounts outstanding and  $1 billion available under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $1.1 billion of total liquidity at September 30, 2018.  The Company was in compliance with each financial covenant under the revolving credit facility as of September 30, 2018.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on our debt.

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

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2018 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $44.6 million for the three months ended September 30, 2018, compared to $71.6 million for the three months ended September 30, 2017.  The decrease is primarily due to higher income taxes paid of $16.3 million over the prior quarter and a decrease in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $6.9 million.

Investing Activities

Net cash used in investing activities totaled $0.1 million for the three months ended September 30, 2018, compared to net cash provided by investing activities of $0.1 million for the three months ended September 30, 2017.

Financing Activities

Net cash used in financing activities totaled $16.2 million for the three months ended September 30, 2018, compared to cash used in financing activities of $69.2 million for the three months ended September 30, 2017.  The decrease in cash used in financing activities is primarily due to decrease in repayments on our revolving credit facility.  The Company repaid the remaining amounts outstanding on the revolving credit facility during fiscal year 2018.

Recently Issued or Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently issued or adopted accounting standards.  Refer to our Fiscal 2018 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold stream and royalty interests; statements related to ongoing developments and expected developments at properties where we hold stream and royalty interests; effective tax rate estimates, including the effect of recently enacted tax reform; application of the royalty on production from Voisey’s Bay to a percentage of gross metal value in concentrates; the results of the PEA for the Peak Gold Project; the adequacy of financial resources and funds to cover anticipated expenditures for debt service and general and administrative expenses as well as costs associated with exploration and business development and capital expenditures, expected delivery dates of gold, silver, copper and other metals, and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

as well as other factors described elsewhere in this report and our other reports filed with the SEC, including our Fiscal 2018 10-K.  Most of these factors are beyond our ability to predict or control.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  Forward-looking statements speak only as of the date on which they are made.  We disclaim any obligation to update any forward-looking statements made herein, except as required by law.  Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals.  Gold, silver, copper and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our stream and royalty interests and may reduce our revenues. Certain contracts governing our stream and royalty interests have features that may amplify the negative effects of a drop in metals prices,” under Part I, Item 1A of our Fiscal 2018 10-K, for more information that can affect gold, silver, copper and other metal prices as well as historical gold, silver, copper and nickel prices.

During the three months ended September 30, 2018, we reported revenue of $100.0 million, with an average gold price for the period of $1,213 per ounce, an average silver price of $15.02 per ounce and an average copper price of $2.77 per pound.  Approximately 78% of our total reported revenues for the three months ended September 30, 2018 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the three months ended September 30, 2018, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $8.0 million.

Approximately 10% of our total reported revenues for the three months ended September 30, 2018 were attributable to silver sales from our silver producing stream and royalty interests.  For the three months ended September 30, 2018, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $1.0 million.

Approximately 6% of our total reported revenues for the three months ended September 30, 2018 were attributable to copper sales from our copper producing stream and royalty interests.  For the three months ended September 30, 2018, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $0.6 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Vice President Strategy (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Vice President Strategy have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Vice President Strategy, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 2 of our notes to consolidated financial statements for a discussion of the settlement associated with our Voisey’s Bay royalty.

ITEM 1A.    RISK FACTORS

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2018 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description
10.1*	Form of Incentive Stock Option Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan.

10.2*	Form of Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan.

10.3*	Form of Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan.

10.4*	Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan.

10.5*	Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan.

10.6*	Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan.

10.7*	Form of Performance Share Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 1, 2018
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ William Heissenbuttel
William Heissenbuttel
Chief Financial Officer and Vice President Strategy
(Principal Financial and Accounting Officer)