Form 10-Q
period 2018-12-31
ROYAL GOLD INC
filed 2019-02-07
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

There were 65,516,940 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 31, 2019.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	December 31, 2018	June 30, 2018
ASSETS
Cash and equivalents	$156,536	$88,750
Royalty receivables	25,659	26,356
Income tax receivable	12,793	40
Stream inventory	7,954	9,311
Prepaid expenses and other	793	1,350
Total current assets	203,735	125,807
Stream and royalty interests, net (Note 2)	2,419,908	2,501,117
Other assets	51,463	55,092
Total assets	$2,675,106	$2,682,016
LIABILITIES
Accounts payable	$2,291	$9,090
Dividends payable	17,359	16,375
Income tax payable	10,739	18,253
Withholding taxes payable	2,348	3,254
Other current liabilities	4,439	4,411
Total current liabilities	37,176	51,383
Debt (Note 3)	358,897	351,027
Deferred tax liabilities	90,700	91,147
Uncertain tax positions	35,590	33,394
Other long-term liabilities	5,773	13,796
Total liabilities	528,136	540,747
Commitments and contingencies (Note 10)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,396,339 and 65,360,041 shares outstanding, respectively	654	654
Additional paid-in capital	2,197,254	2,192,612
Accumulated other comprehensive loss	-	(1,201)
Accumulated losses	(86,238)	(89,898)
Total Royal Gold stockholders’ equity	2,111,670	2,102,167
Non-controlling interests	35,300	39,102
Total equity	2,146,970	2,141,269
Total liabilities and equity	$2,675,106	$2,682,016

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Revenue	$97,592	$114,348	$197,585	$226,824

Costs and expenses
Cost of sales	18,162	19,863	34,689	40,282
General and administrative	7,423	9,555	17,349	16,455
Production taxes	909	602	2,201	1,145
Exploration costs	842	1,358	5,204	4,561
Depreciation, depletion and amortization	38,807	42,008	81,358	81,701
Total costs and expenses	66,143	73,386	140,801	144,144

Operating income	31,449	40,962	56,784	82,680

Fair value changes in equity securities	(3,631)	—	(5,099)	—
Interest and other income	487	645	590	1,634
Interest and other expense	(7,410)	(9,034)	(15,287)	(17,651)
Income before income taxes	20,895	32,573	36,988	66,663

Income tax benefit (expense)	2,148	(48,360)	(1,967)	(55,904)
Net income (loss)	23,043	(15,787)	35,021	10,759
Net loss attributable to non-controlling interests	543	1,022	3,575	3,105
Net income (loss) attributable to Royal Gold common stockholders	$23,586	$(14,765)	$38,596	$13,864

Net income (loss)	$23,043	$(15,787)	$35,021	$10,759
Adjustments to comprehensive income (loss), net of tax
Unrealized change in market value of available-for-sale securities	—	(390)	—	(193)
Comprehensive income (loss)	23,043	(16,177)	35,021	10,566
Comprehensive loss attributable to non-controlling interests	543	1,022	3,575	3,105
Comprehensive income (loss) attributable to Royal Gold stockholders	$23,586	$(15,155)	$38,596	$13,671

Net income (loss) per share available to Royal Gold common stockholders:
Basic earnings (loss) per share	$0.36	$(0.23)	$0.59	$0.21
Basic weighted average shares outstanding	65,395,457	65,306,766	65,385,161	65,271,131
Diluted earnings (loss) per share	$0.36	$(0.23)	$0.59	$0.21
Diluted weighted average shares outstanding	65,473,400	65,306,766	65,485,423	65,460,430
Cash dividends declared per common share	$0.265	$0.25	$0.515	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Six Months Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$35,021	$10,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	81,358	81,701
Amortization of debt discount and issuance costs	7,864	7,413
Non-cash employee stock compensation expense	4,070	4,395
Fair value changes in equity securities	5,099	—
Deferred tax (benefit) expense	(307)	28,958
Other	—	(158)
Changes in assets and liabilities:
Royalty receivables	697	(2,399)
Stream inventory	1,356	524
Income tax receivable	(12,753)	(5,197)
Prepaid expenses and other assets	2,305	(328)
Accounts payable	(7,026)	(1,658)
Income tax payable	(7,514)	9,445
Withholding taxes payable	(906)	26
Uncertain tax positions	2,197	4,560
Other liabilities	(7,993)	9,193
Net cash provided by operating activities	$103,468	$147,234

Cash flows from investing activities:
Acquisition of stream and royalty interests	(55)	—
Purchase of equity securities	(3,569)	—
Other	(87)	(94)
Net cash used in investing activities	$(3,711)	$(94)

Cash flows from financing activities:
Repayment of revolving credit facility	—	(100,000)
Net payments from issuance of common stock	(2,217)	(3,541)
Common stock dividends	(32,754)	(31,391)
Contributions from non-controlling interest	2,790	—
Other	210	77
Net cash used in financing activities	$(31,971)	$(134,855)
Net increase in cash and equivalents	67,786	12,285
Cash and equivalents at beginning of period	88,750	85,847
Cash and equivalents at end of period	$156,536	$98,132

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission on August 9, 2018 (“Fiscal 2018 10-K”).

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

For the three and six months ended December  31, 2018, there was no impact to our reported revenue, operating costs and expenses or net income attributable to Royal Gold common stockholders as a result of adopting ASC 606, as compared to legacy revenue guidance under U.S. GAAP.  In addition, no cumulative catch-up adjustment to accumulated losses was required on July 1, 2018 as a result of adopting ASC 606.  Please refer to Note 4 for additional discussion.

Recognition and Measurement of Financial Instruments

On July 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 – Financial Instrument, which is guidance on the recognition and measurement of financial instruments.  The amended guidance requires, among other things, that equity securities previously classified as available-for-sale be measured at fair value with changes in fair value recognized in net income rather than other comprehensive income (loss) as required under previous guidance.  Upon adoption, the Company recorded a cumulative-effect adjustment in Accumulated losses of $1.2 million.  The decrease in fair value of our equity securities was approximately $3.6 million and $5.1 million for the three and six months ended December  31, 2018, respectively, and is included in Fair value change of marketable equity securities on our consolidated statements of operations and comprehensive income (loss).  The carrying value of the Company’s equity securities as of December 31, 2018 and June 30, 2018 was $17.7 million and $19.2 million, respectively, and is included in Other assets on the

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Company’s consolidated balance sheets. As of December 31, 2018, the Company owns 809,744 common shares of Contango Ore, Inc. (“CORE”) and 3,597,823 common shares of Rubicon Minerals Corporation.

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

2.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s stream and royalty interests, net as of December 31, 2018 and June 30, 2018.

As of December 31, 2018 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(164,639)	$625,996
Pueblo Viejo	610,404	(135,152)	475,252
Andacollo	388,182	(73,736)	314,446
Rainy River	175,727	(8,940)	166,787
Wassa and Prestea	146,475	(51,523)	94,952
Total production stage stream interests	2,111,423	(433,990)	1,677,433
Production stage royalty interests:
Voisey's Bay	205,724	(92,244)	113,480
Peñasquito	99,172	(39,827)	59,345
Holt	34,612	(21,946)	12,666
Cortez	20,878	(11,428)	9,450
Other	487,224	(377,655)	109,569
Total production stage royalty interests	847,610	(543,100)	304,510
Total production stage stream and royalty interests	2,959,033	(977,090)	1,981,943

Development stage stream interests:
Other	12,038	—	12,038

Development stage royalty interests:
Cortez	59,803	—	59,803
Other	70,952	—	70,952
Total development stage royalty interests	130,755	—	130,755
Total development stage stream and royalty interests	142,793	—	142,793

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	117,482	—	117,482
Total exploration stage royalty interests	295,172	—	295,172
Total stream and royalty interests, net	$3,396,998	$(977,090)	$2,419,908

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2018 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(152,833)	$—	$637,802
Pueblo Viejo	610,404	(114,944)	—	495,460
Andacollo	388,182	(59,851)	—	328,331
Wassa and Prestea	146,475	(41,601)	—	104,874
Rainy River	175,727	(4,028)	—	171,699
Total production stage stream interests	2,111,423	(373,257)	—	1,738,166
Total production stage stream and royalty interests
Production stage royalty interests:
Voisey's Bay	205,724	(86,933)	—	118,791
Peñasquito	99,172	(38,426)	—	60,746
Holt	34,612	(21,173)	—	13,439
Cortez	20,878	(11,241)	—	9,637
Other	483,795	(364,795)	—	119,000
Total production stage royalty interests	844,181	(522,568)	—	321,613
Total production stage stream and royalty interests	2,955,604	(895,825)	—	2,059,779
Development stage stream interests:
Other	12,038	—	—	12,038

Development stage royalty interests:
Cortez	59,803	—	—	59,803
Other	74,610	—	(284)	74,326
Total development stage royalty interests	134,413	—	(284)	134,129
Total development stage stream and royalty interests	146,451	—	(284)	146,167

Exploration stage royalty interests:
Pascua-Lama	416,770	—	(239,080)	177,690
Other	117,481	—	—	117,481
Total exploration stage royalty interests	534,251	—	(239,080)	295,171
Total stream and royalty interests, net	$3,636,306	$(895,825)	$(239,364)	$2,501,117

Voisey’s Bay

The royalty on production of nickel, copper, cobalt and other minerals from the Voisey’s Bay mine in Newfoundland and Labrador, Canada is directly owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary is the general partner and 90% owner. The remaining 10% interest in LNRLP is owned by a subsidiary of Altius Minerals Corporation (“Altius”), a non-controlling interest.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the three and six months ended December 31, 2018, the Company recognized approximately $2.5 million and $7.5 million (each period includes 10% non-controlling interest), respectively, in royalty revenue attributable to the Voisey’s Bay royalty.  Royalty revenue recognized on the Voisey’s Bay royalty for the quarter ended September 30, 2018 was attributable to metal production from the June 30 and September 30, 2018 quarters.  Royalty payments for each quarter are due 45 days after quarter-end.  Refer to Note 4 for further discussion on our revenue recognition.

3.    DEBT

The Company’s non-current debt as of December 31, 2018 and June 30, 2018 consists of the following:

	As of December 31, 2018				As of June 30, 2018
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$370,000	$(6,205)	$(635)	$363,160	$370,000	$(12,764)	$(1,316)	$355,920
Revolving credit facility	—	—	(4,263)	(4,263)	—	—	(4,893)	(4,893)
Total debt	$370,000	$(6,205)	$(4,898)	$358,897	$370,000	$(12,764)	$(6,209)	$351,027

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012.  The 2019 Notes mature on June 15, 2019.  Generally, we classify debt that is maturing within one year as a current liability.  However, the Company has the intent and ability to settle the principal amount of the 2019 Notes in cash primarily from its available revolving credit facility, a non-current liability, as of December 31 and June 30, 2018.

Interest expense recognized on the 2019 Notes for the three and six months ended December 31, 2018 was $6.3 million and $12.6 million, respectively, compared to $6.1 million and $12.1 million, respectively, for the three and six months ended December 31, 2017, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $1 billion revolving credit facility.  As of December 31, 2018, the Company had no amounts outstanding and $1 billion available under the revolving credit facility.  Interest expense recognized on the revolving credit facility for the three and six months ended December 31, 2018 was $0.3 million and $0.6 million (amortization of debt issuance costs only), respectively, and $1.8 million and $3.6 million, respectively, for the three and six months ended December 31, 2017, which included interest on the outstanding borrowings and the amortization of the debt issuance costs.  Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty.

As discussed in Note 5 to the notes to consolidated financial statements in the Company’s Fiscal 2018 10-K, the Company has financial covenants associated with its revolving credit facility.  As of December 31, 2018, the Company was in compliance with each financial covenant.

4.    REVENUE

Revenue Recognition

Under current ASC 606 guidance, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers.  The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement.  A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed below.

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

Royalty Interests

Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurred.  As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to their ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer.  We have further determined that the transfer of each unit of metal production, comprising our royalty interest, to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of metal production by the operator.  Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable offsite treatment, refining, transportation and, if applicable, mining costs.

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements.  As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator.  If adequate information is not available from the operator or from other public sources before we issue our financial statements, the Company will recognize royalty revenue during the period in which the necessary payment information is received.  Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.  Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2018 10-K.  For the quarter ended December 31, 2018, royalty revenue that was estimated or was attributable to metal production for a period prior to December 31, 2018, was not material.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 8.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows:

	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
Stream revenue:
Gold	$53,179	$112,293
Silver	7,884	16,604
Copper	6,616	8,819
Total stream revenue	$67,679	$137,716
Royalty revenue:
Gold	$19,656	$38,210
Silver	1,567	2,919
Copper	4,359	7,974
Other	4,331	10,766
Total royalty revenue	$29,913	$59,869
Total revenue	$97,592	$197,585

Revenue attributable to our principal stream and royalty interests is disaggregated as follows:

		Three Months Ended	Six Months Ended
	Metal(s)	December 31, 2018	December 31, 2018
Stream revenue:
Mount Milligan	Gold & Copper	$28,169	$37,015
Pueblo Viejo	Gold & Silver	18,230	37,717
Wassa and Prestea	Gold	9,550	17,611
Andacollo	Gold	7,635	35,378
Other	Gold & Silver	4,095	9,995
Total stream revenue		$67,679	$137,716
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$4,660	$8,297
Cortez	Gold	2,335	2,939
Other	Various	22,918	48,633
Total royalty revenue		$29,913	$59,869
Total revenue		$97,592	$197,585

Please refer to Note 8 for the geographical distribution of our revenue by reportable segment.

Contract Receivables

Under our forward sales contracts related to our metal streaming arrangements, payment is due from the purchaser on the day of settlement. Accordingly, our metal stream sales contracts do not give rise to a receivable under ASC 606.

Under our royalty arrangements, payment is typically due by the royalty payor either (i) monthly, typically thirty days after month-end or (ii) quarterly, typically thirty to sixty days after the respective quarter-end.  Revenue related to production that has occurred as of the reporting date but for which payment has not been received represents a receivable (rather than a contract asset) under ASC 606 as payment by the operator is unconditional upon the production of metal.  As of December 31, 2018, and June 30, 2018, our royalty receivables were $25.7 million and $26.4 million, respectively.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

5.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$33	$79	$154	$170
Stock appreciation rights	408	486	1,175	974
Restricted stock	677	888	1,956	2,314
Performance stock	507	568	785	937
Total stock-based compensation expense	$1,625	$2,021	$4,070	$4,395

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three and six months ended December 31, 2018, the Company granted the following stock-based compensation awards:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
	(Number of shares)		(Number of shares)
Stock options	—	—	6,430	6,858
Stock appreciation rights	—	—	69,360	71,262
Restricted stock	—	—	42,260	50,380
Performance stock (at maximum 200% attainment)	—	—	57,420	68,020
Total equity awards granted	—	—	175,470	196,520

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of December 31, 2018, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$197	2.0
Stock appreciation rights	2,581	2.0
Restricted stock	5,744	3.2
Performance stock	1,307	1.7

6.    EARNINGS PER SHARE (“EPS”)

Basic earnings (loss) per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock options, unexercised SSARs and unvested performance stock do not contain rights to dividends.  Under the two-class method, the earnings used to determine basic earnings (loss) per common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings (loss) per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) available to Royal Gold common stockholders	$23,586	$(14,765)	$38,596	$13,864
Weighted-average shares for basic EPS	65,395,457	65,306,766	65,385,161	65,271,131
Effect of other dilutive securities	77,943	—	100,262	189,299
Weighted-average shares for diluted EPS	65,473,400	65,306,766	65,485,423	65,460,430
Basic earnings (loss) per share	$0.36	$(0.23)	$0.59	$0.21
Diluted earnings (loss) per share	$0.36	$(0.23)	$0.59	$0.21

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash from amounts available under our revolving credit facility.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $102.29.

7.    INCOME TAXES

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax benefit (expense)	$2,148	$(48,360)	$(1,967)	$(55,904)
Effective tax rate	(10.3%)	148.5%	5.3%	83.9%

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The decrease in the effective tax rate for the three and six months ended December 31, 2018 was primarily related to the Company’s refined analysis of the transition tax as part of H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Act”), and our ability to utilize additional foreign tax credits.  As of December 31, 2018, the Company completed its analysis of the Act within the measurement period provided by Staff Accounting Bulletin No. 118 and the amounts are no longer considered provisional.  Despite the completion of our analysis, many aspects of the law remain unclear and future guidance could impact the Company.  A material impact due to evolving guidance is not anticipated, however, the Company will continue to monitor any new developments.

8.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of December 31, 2018			As of June 30, 2018
			Total stream				Total stream
	Stream	Royalty	and royalty	Stream	Royalty		and royalty
	interest	interest	interests, net	interest	interest	Impairments	interests, net
Canada	$792,783	$206,039	$998,822	$809,500	$214,562	$(284)	$1,023,778
Dominican Republic	475,252	—	475,252	495,460	—	—	495,460
Chile	314,446	214,226	528,672	328,331	453,306	(239,080)	542,557
Africa	94,952	321	95,273	104,874	502	—	105,376
Mexico	—	87,211	87,211	—	93,277	—	93,277
United States	—	164,277	164,277	—	165,543	—	165,543
Australia	—	33,061	33,061	—	34,254	—	34,254
Other	12,039	25,301	37,340	12,039	28,833	—	40,872
Total	$1,689,472	$730,436	$2,419,908	$1,750,204	$990,277	$(239,364)	$2,501,117

The Company’s revenue, cost of sales and net revenue by reportable segment for the three and six months ended December 31, 2018 and 2017 is geographically distributed as shown in the following table:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$32,264	$9,729	$22,535	$22,702	$6,624	$16,078
Dominican Republic	18,230	5,409	12,821	26,355	8,198	18,157
Chile	7,635	1,124	6,511	21,601	3,297	18,304
Africa	9,550	1,900	7,650	8,629	1,744	6,885
Total streams	$67,679	$18,162	$49,517	$79,287	$19,863	$59,424

Royalties:
Mexico	$7,837	$—	$7,837	$10,854	$—	$10,854
United States	8,284	—	8,284	12,298	—	12,298
Canada	7,536	—	7,536	5,396	—	5,396
Australia	3,157	—	3,157	3,227	—	3,227
Africa	532	—	532	585	—	585
Other	2,567	—	2,567	2,701	—	2,701
Total royalties	$29,913	$—	$29,913	$35,061	$—	$35,061
Total streams and royalties	$97,592	$18,162	$79,430	$114,348	$19,863	$94,485

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Six Months Ended December 31, 2018			Six Months Ended December 31, 2017
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$47,010	$13,994	$33,016	$54,654	$15,847	$38,807
Dominican Republic	37,717	11,733	25,984	51,758	15,785	35,973
Chile	35,378	5,402	29,976	33,938	5,109	28,829
Africa	17,611	3,560	14,051	17,699	3,541	14,158
Total streams	$137,716	$34,689	$103,027	$158,049	$40,282	$117,767

Royalties:
Mexico	$15,833	$—	$15,833	$21,751	$—	$21,751
United States	14,340	—	14,340	22,727	—	22,727
Canada	17,717	—	17,717	11,488	—	11,488
Australia	6,217	—	6,217	6,548	—	6,548
Africa	1,024	—	1,024	1,047	—	1,047
Other	4,738	—	4,738	5,214	—	5,214
Total royalties	$59,869	$—	$59,869	$68,775	$—	$68,775
Total streams and royalties	$197,585	$34,689	$162,896	$226,824	$40,282	$186,542

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

	As of December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$17,681	$17,681	$17,681	$—	$—
Total assets	$17,681	$17,681	$17,681	$—	$—

Liabilities (In thousands):
Debt(2)	$440,795	$371,388	$371,388	$—	$—
Total liabilities	$440,795	$371,388	$371,388	$—	$—

(1)	Included in Other assets on the Company’s consolidated balance sheets.
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

As of December 31, 2018, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

10.COMMITMENTS AND CONTINGENCIES

Ilovica Gold Stream Acquisition

As of December 31, 2018, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”) recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2018.

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “NVR,” “metal stream (or “stream”)” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2018 10-K.

Statement Regarding Third Party Information

Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests, except for our interest in the Peak Gold, LLC joint venture (“Peak Gold JV”) as described further in this report.  Certain information provided in this report, including the Operator’s Production Estimates by Stream and Royalty Interest for Calendar 2018 (or Calendar 2019) and Property Developments, has been provided to us by the operators of properties where we own interests or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC.  Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing metal streams, royalties, and similar interests.  We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of December 31, 2018, we owned stream interests on five producing properties and one development stage property.  Stream interests accounted for approximately 69% of our total revenue for the three and six months ended December 31, 2018 and 2017.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of December 31, 2018, we owned royalty interests on 36 producing properties,  16 development stage properties and 133 exploration stage properties, of which we consider 56 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 31% of our total revenue for the three and six months ended December 31, 2018 and 2017.

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

For the three and six months ended December 31, 2018 and 2017, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,226	75%	$1,275	79%	$1,220	76%	$1,277	78%
Silver ($/ounce)	$14.54	10%	$16.73	9%	$14.78	10%	$16.78	9%
Copper ($/pound)	$2.80	11%	$3.09	9%	$2.78	8%	$2.98	9%
Other	N/A	4%	N/A	3%	N/A	6%	N/A	4%

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

The Parties agreed to a new method for calculating the royalty in respect of concentrates processed at Vale’s Long Harbour Processing Plant (“LHPP”), which will be effective for all Voisey’s Bay mine production after April 1, 2018.  Under the terms of the settlement, Royal Gold expects the 3% royalty rate will apply to approximately 50% of the gross metal value in the concentrates at the nickel, copper and cobalt prices prevailing at the time of settlement.  As those metal prices rise or fall, the percentage of gross metal value in the concentrates applicable to the royalty would correspondingly increase or decrease.

The LHPP is designed to produce 50,000 tonnes of finished nickel annually.  The plant is currently ramping up and has produced at an average quarterly rate of approximately 8,600 tonnes of finished nickel during the June and September 2018 quarters, which is approximately 70% of LHPP’s design capacity.  In the next few years, Voisey’s Bay concentrate will provide 100% of the feed to LHPP but, over time, other sources of concentrate will be added to LHPP.

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

During the three and six months ended December 31, 2018, the Company recognized approximately $2.5 million and $7.5 million (each period includes the 10% non-controlling interest), respectively, in royalty revenue attributable to the Voisey’s Bay royalty.  Royalty revenue recognized on the Voisey’s Bay royalty for the quarter ended September 30, 2018 was attributable to metal production from the June 30 and September 30, 2018 quarters.  Royalty payments for each quarter are due 45 days after quarter-end.  The Company anticipates recognizing revenue for the Voisey’s Bay royalty in the period in which metal production occurs, based on information provided by the operator.  If information is not received timely from the operator, the Company may estimate Voisey’s Bay royalty revenue based on available or historical information.  Refer to Note 4 of our notes to consolidated financial statements for further discussion on our revenue recognition.

Peak Gold JV

On September 24, 2018, the Company announced that the Peak Gold JV, of which our Royal Alaska, LLC subsidiary owns a 40% interest, completed a Preliminary Economic Assessment (“PEA”) on the Peak Gold Project located near Tok, Alaska.  The PEA contemplates on a preliminary basis an open pit mining operation with positive economics at base case gold and silver prices.  The Company has engaged an external advisor to assist in identifying options with respect to our interests in the Peak Gold Project.

Royal Gold also owns two net smelter return royalties on the Peak Gold Project.

Acquisition of Contango Ore, Inc. Common Stock

On October 3, 2018, the Company purchased the second and final tranche of Contango Ore, Inc. (“CORE”) common stock (127,188 shares) for $26 per share.  As previously reported in our Fiscal 2018 10-K, the Company purchased 682,556 shares of CORE common stock at $26 per share in June 2018.  As of December 31, 2018, the Company owns 809,744 shares of CORE common stock.

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

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2018

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year.  In some instances, an operator may revise their original calendar year guidance.  The following table shows current production estimates for our principal producing properties for calendar 2018 as well as the actual production reported to us by the various operators through December 31, 2018.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing and development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2018

Principal Producing Properties

	Calendar 2018 Operator’s Production Estimate			Calendar 2018 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	66,700			59,600
Mount Milligan(4)	175,000 - 195,000			195,000
Copper			40 - 47 million			47.1 million
Pueblo Viejo(5)	575,000 - 590,000	Not provided		581,000	Not provided
Wassa and Prestea(6)	225,000 - 235,000			224,900
Royalty:
Cortez GSR1	48,300			44,600
Cortez GSR2	2,200			5,200
Cortez GSR3	50,500			49,800
Cortez NVR1	31,600			36,600
Peñasquito(7)	310,000	Not provided		220,000	14.1 million
Lead			160 million			82.5 million
Zinc			300 million			225.9 million

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

(2)	Actual production figures shown are from our operators and cover the period January 1, 2018 through December 31, 2018, unless otherwise noted in footnotes to this table.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)

The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.  The operator did not provide estimated or actual silver production.

(6)	The estimated and actual production figures shown for Wassa and Prestea are payable gold in doré.

(7)

The estimated and actual gold production figures shown for Peñasquito are payable gold in concentrate and doré.  The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate. The operator did not provide estimated annual silver production, and the actual silver production figure shown is payable silver in concentrate and doré.  Actual production shown is for the nine months ended September 30, 2018.  Full calendar year 2018 actual information was not available from the operator as of the date of this report.

Property Developments

The following property development information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 10,700 ounces of gold for the three months ended December 31, 2018, compared to approximately 13,500 ounces of gold for the three months ended December 31, 2017.  Deliveries during the current quarter were lower as a result of timing of shipments.

Consistent with the mine plan, Teck expects copper grades to decline toward reserve grade in calendar 2018 and future years.  Teck reports that it continues to study and pilot projects that would help partially offset the decline in grades.  The current life of mine for Andacollo is expected to continue until 2035.  Additional permitting or amendments to existing permits will be required to execute the life of mine plan.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 10,300 ounces of gold for the three months ended December 31, 2018, compared to approximately 17,700 ounces of gold for the three months ended December 31, 2017.

Copper stream deliveries from Mount Milligan were approximately 2.5 million pounds during the three months ended December 31, 2018, compared to approximately 2.7 million pounds during the three months ended December 31, 2017.  Decreased deliveries resulted from differences in the timing of shipments and settlements during the periods.

During calendar 2019, Centerra expects Mount Milligan to produce between 155,000 and 175,000 ounces of gold (compared to 195,000 actual ounces of gold in calendar 2018) and between 65 million and 75 million pounds of copper (compared to 47 million actual pounds of copper in calendar 2018).   Centerra anticipates that mill throughput will be reduced during the remainder of the winter season to properly manage the water balance until the water flow increases in the spring.  Once the spring melt has commenced, which typically occurs in April, mill throughput levels are expected to return to full capacity.  In the second half of calendar 2019, Centerra expects to achieve an average throughput of approximately 55,000 tonnes per calendar day.

Permit applications are in process to allow the mine to draw additional flow during the spring melt period for the next three years from each of Philip Lake, Rainbow Creek and Meadows Creek.  This additional water would be stored in the tailings storage facility for use during the remainder of the year, which is expected to allow operations to continue at a rate of 55,000 tonnes per calendar day.  Centerra is also completing an inventory of regional water sources to identify other potential long-term water sources that could provide additional water through to the end of the mine life.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 10,400 ounces of gold for the three months ended December 31, 2018, compared to approximately 12,600 ounces of gold for the three months ended December 31, 2017.  Production at Pueblo Viejo was impacted by a  higher portion of carbonaceous ore, resulting in lower gold recoveries and an expected decline in ore grades for the period.   Silver stream deliveries were approximately 469,000 ounces of silver for the three months ended December 31, 2018, compared to approximately 260,200 ounces of silver for the three months ended December 31, 2017. Prior period silver deliveries were adversely impacted by timing of payments from Barrick’s third-party refiners.

Barrick stated that it is advancing a prefeasibility-level study  for a plant expansion at Pueblo Viejo, which could increase throughput by roughly 50% to 12 million tonnes per year, thereby allowing the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022.  The prefeasibility study will evaluate options including the addition of a pre-oxidation heap leach pad with a capacity of eight million tonnes per year, a new mill and flotation concentrator with a capacity of four million tonnes per year, and additional tailings capacity. According to Barrick, the project has potential to convert roughly seven million ounces of mineralized material to proven and probable reserves. Barrick reports that the pilot pre-oxidation heap leach pad is now in operation, and construction of the pilot flotation circuit is well advanced, including the holding tank and thickener.

Rainy River

Gold stream deliveries from Rainy River were approximately 4,500 ounces of gold for the three months ended December 31, 2018, compared to approximately 1,000 ounces of gold for the three months ended December 31, 2017.  Silver stream deliveries were approximately 41,700 ounces of silver for the three months ended December 31, 2018, compared to approximately 11,900 ounces of silver for the three months ended December 31, 2017.    Milling operations were initiated during the December 2017 quarter and have been ramping up production through calendar 2018.

New Gold Inc. (“New Gold”) reported that during the December 2018 quarter, Rainy River continued to improve its overall operational performance with quarterly gold production of approximately 77,200 ounces and calendar 2018 gold production of approximately 227,300  ounces, achieving their revised annual guidance of between 210,000 and 250,000 gold ounces. New Gold also reported that during the December 2018 quarter, mill throughput averaged approximately 20,700 tonnes per day, while achieving an average gold recovery of 89%, the best quarterly performance to-date.

New Gold reported that it deferred the underground mine development plan to calendar 2020.  During calendar 2019, New Gold will launch a comprehensive review that includes alternative underground mining scenarios with the overall objective of reducing capital and improving the return on investment for the underground portion of the life of mine.

Wassa and Prestea

Gold stream deliveries from Wassa and Prestea were approximately 4,700 ounces of gold for the three months ended December 31, 2018, compared to approximately 6,000 ounces of gold for the three months ended December 31, 2017.  Decreased deliveries resulted from lower production at Prestea due to slower than planned ramp-up of the underground and the completion of open pit mining at Prestea earlier in calendar 2018, which contributed to production in the prior year quarter.

In calendar 2019, Golden Star expects Wassa to produce at an average rate of approximately 3,500 tonnes per day moving towards a target of 4,000 tonnes per day in calendar 2020.  Golden Star reported that deep drilling continues to show positive results and studies are ongoing to decide on the optimal long-term development of Wassa, including the appropriate mining method.  A PEA is expected in the second half of calendar 2019.

Golden Star reported that during the December 2018 quarter, the Prestea plant was converted to a low tonnage, high grade configuration, allowing it to efficiently treat underground production and that significant improvements were being recorded in Prestea’s lead production indicators at the end of calendar 2018.   Golden Star expects improvements in raise

development, long hole drilling and blasting productivities to continue to bring the production rate up to the 650 tonnes per day target in calendar 2019.

Golden Star expects consolidated calendar 2019 gold production to range between 220,000 and 240,000 ounces.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez decreased approximately 20% over the prior year quarter, as a result of lower production subject to our royalty interests during the current quarter.  Waste stripping at Crossroads, which is subject to our NVR1 (Crossroads) and GSR2 royalty interests, is currently ongoing.  Initial ore production at Crossroads was realized during calendar 2018, which included 5.5 million tonnes of predominately heap leach ore containing approximately  62,000 ounces of gold.  Ore production at Crossroads is expected to continue ramping up into calendar 2020.

Peñasquito

Gold and zinc production attributable to our royalty interest at Peñasquito decreased approximately 25% and 12%, respectively, lead production attributable to our royalty interest increased approximately 8%, and silver production was in line with the prior year quarter.  Goldcorp forecasted lower than historic gold recovery during the December 2018 quarter due to the carbonaceous content of the sediment ore forecasted from the Chile Colorado pit.

On November 29, 2018, Goldcorp announced that the first gold from the Peñasquito Pyrite Leach Project (“PLP”) was achieved, and on January 14, 2019, announced that PLP achieved commercial production in December 2018, both under budget and ahead of schedule.    Peñasquito’s PLP is expected to recover approximately 35% of the gold and 42% of the silver currently reporting to the tailings and is expected to add production of over one million ounces of gold and 45 million ounces of silver over the current life of the mine.  For calendar 2019, Goldcorp expects grades and recoveries to climb at Peñasquito as the mine benefits from completion of the multi-year waste stripping campaign in the main Peñasco pit and a full year of operation at the PLP.

Results of Operations

Quarter Ended December 31, 2018, Compared to Quarter Ended December 31, 2017

For the quarter ended December 31, 2018, we recorded net income attributable to Royal Gold stockholders of $23.6 million, or $0.36 per basic and diluted share, as compared to net loss attributable to Royal Gold stockholders of $14.8 million, or ($0.23) per basic and diluted share, for the quarter ended December 31, 2017.  The increase in our earnings per share was primarily attributable to a decrease in income tax expense, as discussed further below.  The decrease in our income tax expense during the current period was partially offset by a decrease in our revenue and fair value decreases on our equity securities, each discussed below.  Income tax expense was higher in the prior period due to the effects of the Tax Cuts and Jobs Act (the “Act”) and a non-cash functional currency election for income tax purposes.  The impacts of the Act and the non-cash functional currency election on our prior period income tax expense was approximately $26.4 million and $15.9 million, respectively, or $0.40 and $0.24 per basic share, respectively.  Refer to Note 7 of our notes to consolidated financial statements for further discussion on the Act.

For the quarter ended December 31, 2018, we recognized total revenue of $97.6 million, which is comprised of stream revenue of $67.7 million and royalty revenue of $29.9 million at an average gold price of $1,226 per ounce, an average silver price of $14.54 per ounce and an average copper price of $2.80 per pound.  This is compared to total revenue of $114.4 million for the three months ended December 31, 2017, which was comprised of stream revenue of $79.3 million and royalty revenue of $35.1 million, at an average gold price of $1,275 per ounce, an average silver price of $16.73 per ounce and an average copper price of $3.09 per pound for the quarter ended December 31, 2017.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended December 31, 2018 and 2017

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		December 31, 2018			December 31, 2017
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$28,169			$21,632
	Gold		17,700	oz.		12,600	oz.
	Copper		2.4	Mlbs.		1.8	Mlbs.
Pueblo Viejo		$18,230			$26,355
	Gold		8,900	oz.		14,500	oz.
	Silver		509,500	oz.		469,600	oz.
Wassa and Prestea	Gold	$9,550	7,800	oz.	$8,629	6,800	oz.
Andacollo	Gold	$7,635	6,200	oz.	$21,601	17,000	oz.
Other(3)		$4,095			$1,070
	Gold		2,900	oz.		800	oz.
	Silver		36,000	oz.		N/A
Total stream revenue		$67,679			$79,287

Royalty(2):
Peñasquito		$4,660			$6,190
	Gold		53,400	oz.		71,100	oz.
	Silver		5.0	Moz.		5.1	Moz.
	Lead		36.1	Mlbs.		33.4	Mlbs.
	Zinc		83.1	Mlbs.		94.4	Mlbs.
Cortez	Gold	$2,335	19,900	oz.	$2,934	25,000	oz.
Other(3)	Various	$22,918	N/A		$25,937	N/A
Total royalty revenue		$29,913			$35,061
Total Revenue		$97,592			$114,348

(1)

Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended December 31, 2018 and 2017, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)

Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.  The “Other” category for streams is only our Rainy River gold and silver stream.

The decrease in our total revenue for the three months ended December 31, 2018, compared with the three months ended December 31, 2017, resulted primarily from a decrease in our stream revenue and a decrease in the average gold, silver and copper prices.  The decrease in our stream revenue was primarily attributable to a decrease in gold sales at Andacollo and Pueblo Viejo due to the timing of deliveries.  This decrease was partially offset by higher gold and copper sales at Mount Milligan.

Gold and silver ounces and copper pounds purchased and sold during the three months ended December 31, 2018 and 2017, and gold and silver ounces and copper pounds in inventory as of December 31, 2018, and June 30, 2018, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2018		December 31, 2017		December 31, 2018	June 30, 2018
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Andacollo	10,700	6,200	13,500	17,000	4,500	7,400
Pueblo Viejo	10,400	8,900	12,600	14,500	10,400	9,200
Mount Milligan	10,300	17,700	17,700	12,700	—	300
Wassa and Prestea	4,700	7,900	6,000	6,800	700	3,900
Rainy River	4,500	2,900	1,000	800	1,600	800
Total	40,600	43,600	50,800	51,800	17,200	21,600

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2018		December 31, 2017		December 31, 2018	June 30, 2018
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	469,000	509,500	260,200	469,600	469,000	540,200
Rainy River	41,700	36,000	11,900	—	41,700	32,300
Total	510,700	545,500	272,100	469,600	510,700	572,500

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2018		December 31, 2017		December 31, 2018	June 30, 2018
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.5	2.4	2.7	1.8	0.9	—

Our royalty revenue decreased during the quarter ended December 31, 2018, compared with the quarter ended December 31, 2017, primarily due to decreased production at Peñasquito and Cortez and a decrease in the average gold, silver and copper prices.  Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Cost of sales decreased to $18.2 million for the three months ended December 31, 2018 from $19.9 million for the three months ended December 31, 2017. The decrease was primarily due to decreased gold sales from Andacollo.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold AG’s (“RGLD Gold”) purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

General and administrative expenses decreased to $7.4 million for the three months ended December 31, 2018 from $9.6 million for the three months ended December 31, 2017.  The decrease during the current quarter was primarily due to a decrease in legal costs attributable to the Voisey’s Bay royalty calculation dispute and settlement as discussed further above under “Recent Business Developments.”

Depreciation, depletion and amortization decreased to $38.8 million for the three months ended December 31, 2018 from $42.0 million for the three months ended December 31, 2017.  The decrease was primarily attributable to decrease in gold sales at Andacollo and Pueblo Viejo, which resulted in a decrease in depletion of approximately $8.1 million.  This decrease was partially offset by an increase in metal sales at Mount Milligan and Rainy River, which resulted in an increase in depletion of approximately $4.1 million

On July 1, 2018, the Company adopted new Accounting Standards Update (“ASU”) guidance which impacts how we recognize changes in fair value on our equity securities at each reporting period.  As a result of the new ASU guidance, the Company recognized a loss on changes in fair value of equity securities of $3.6 million for the three months ended December 31, 2018.  Refer to Note 1 of our notes to consolidated financial statements for further detail.  The new guidance could increase our earnings volatility.

During the three months ended December 31, 2018, we recognized an income tax benefit totaling $2.1 million compared with income tax expense of $48.4 million during the three months ended December 31, 2017.  This resulted in an effective tax rate of (10.3%) in the current period, compared with 148.5% in the quarter ended December 31, 2017.  The decrease in the effective tax rate for the three months ended December 31, 2018 was primarily related to the Company’s updated analysis of the tax impacts of the Act, considering all recently released U.S. Treasury regulations and IRS guidance.  Refer to Note 7 of our notes to consolidated financial statements for further discussion on the Act.

Six Months Ended December 31, 2018, Compared to Six Months Ended December 31, 2017

For the six months ended December 31, 2018, we recorded net income attributable to Royal Gold stockholders of $38.6 million, or $0.59 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $13.9 million, or $0.21 per basic and diluted share, for the six months ended December 31, 2017.  The increase in our earnings per share was primarily attributable to a decrease in income tax expense.  The decrease in our income tax expense during the current period was partially offset by a decrease in our revenue and fair value decreases on our equity securities, each discussed below.  Income tax expense was higher in the prior period due to the effects of the Act and a non-cash functional currency election for income tax purposes.  The impacts of the Act and the non-cash functional currency election on our prior period income tax expense was approximately $26.4 million and $15.9 million, respectively, or $0.40 and $0.24 per basic share, respectively.  Refer to Note 7 of our notes to consolidated financial statements for further discussion on the Act.

For the six months ended December 31, 2018, we recognized total revenue of $197.6 million, which is comprised of stream revenue of $137.7 million and royalty revenue of $59.9 million at an average gold price of $1,220 per ounce, an average silver price of $14.78 per ounce and an average copper price of $2.78 per pound.  This is compared to total revenue of $226.8 million for the six months ended December 31, 2017, which was comprised of stream revenue of $158.0 million and royalty revenue of $68.8 million, at an average gold price of $1,277 per ounce, an average silver price of $16.78 per ounce and an average copper price of $2.98 per pound.  Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended December 31, 2018 compared to the quarter ended December 31, 2017 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Six Months Ended December 31, 2018 and 2017

(In thousands, except reported production ozs. and lbs.)

		Six Months Ended			Six Months Ended
		December 31, 2018			December 31, 2017
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Pueblo Viejo		$37,717			$51,758
	Gold		18,100	oz.		27,400	oz.
	Silver		1.0	Moz.		1.0	Moz.
Mount Milligan		$37,015			$53,584
	Gold		23,300	oz.		31,300	oz.
	Copper		3.2	Mlbs.		4.4	Mlbs.
Andacollo	Gold	$35,378	28,900	oz.	$33,938	26,700	oz.
Wassa and Prestea	Gold	$17,611	14,400	oz.	$17,699	13,900	oz.
Other(3)		$9,995			$1,070
	Gold		7,400	oz.		800	oz.
	Silver		67,500	oz.		N/A
Total stream revenue		$137,716			$158,049

Royalty(2):
Peñasquito		$8,297			$13,986
	Gold		103,700	oz.		205,100	oz.
	Silver		9.2	Moz.		11.0	Moz.
	Lead		65.9	Mlbs.		69.6	Mlbs.
	Zinc		147.3	Mlbs.		186.8	Mlbs.
Cortez	Gold	$2,939	26,900	oz.	$5,922	54,900	oz.
Other(3)	Various	$48,633	N/A		$48,867	N/A
Total royalty revenue		$59,869			$68,775
Total revenue		$197,585			$226,824

(1)

Reported production relates to the amount of metal sales subject to our stream and royalty interests for the six months ended December 31, 2018 and 2017, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)

Individually, no stream (except Rainy River) or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.  The “Other” category for streams is only our Rainy River gold and silver stream.

The decrease in our total revenue for the six months ended December 31, 2018, compared with the six months ended December 31, 2017, resulted primarily from a decrease in our stream revenue and a decrease in the average gold, silver and copper prices.  The decrease in our stream revenue was primarily attributable to a decrease in gold and copper sales at Mount Milligan and a decrease in gold sales at Pueblo Viejo.  These decreases were partially offset by higher metal sales at Andacollo and Rainy River.  The decrease in metal sales at Mount Milligan was anticipated based on previously announced news from Centerra and as reported earlier by the Company.

Gold and silver ounces and copper pounds purchased and sold during the six months ended December 31, 2018 and 2017, and gold and silver ounces and copper pounds in inventory as of December 31, 2018, and June 30, 2018, for our streaming interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2018		December 31, 2017		December 31, 2018	June 30, 2018
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Andacollo	26,000	28,900	26,500	26,700	4,500	7,400
Mount Milligan	23,000	23,300	36,400	31,300	—	300
Pueblo Viejo	19,300	18,100	23,100	27,400	10,400	9,200
Wassa and Prestea	11,200	14,300	13,400	13,900	700	3,900
Rainy River	8,100	7,400	1,000	800	1,600	800
Total	87,600	92,000	100,400	100,100	17,200	21,600

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2018		December 31, 2017		December 31, 2018	June 30, 2018
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	978,400	1,049,700	730,200	1,006,200	469,000	540,200
Rainy River	76,900	67,400	11,900	—	41,700	32,300
Total	1,055,300	1,117,100	742,100	1,006,200	510,700	572,500

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2018		December 31, 2017		December 31, 2018	June 30, 2018
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	4.2	3.2	5.3	4.4	0.9	—

Cost of sales decreased to $34.7 million for the six months ended December 31, 2018 from $40.3 million for the six months ended December 31, 2017. The decrease was primarily due to decreased gold sales from Mount Milligan and Pueblo Viejo, partially offset by an increase in gold sales at Rainy River.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

On July 1, 2018, the Company adopted new ASU guidance which impacts how we recognize changes in fair value on our equity securities at each reporting period.  As a result of the new ASU guidance, the Company recognized a loss on changes in fair value of equity securities of $5.1 million for the six months ended December 31, 2018.  Refer to Note 1 of our notes to consolidated financial statements for further detail.  The new guidance could increase our earnings volatility.

Interest and other expense decreased to $15.3 million for the six months ended December 31, 2018, from $17.7 million for the six months ended December 31, 2017.  The decrease was primarily attributable to lower interest expense as a result of a decrease in amounts outstanding under our revolving credit facility.  The Company repaid the remaining amounts outstanding on the revolving credit facility during fiscal year 2018.

During the six months ended December 31, 2018, we recognized income tax expense totaling $2.0 million compared with income tax expense of $55.9 million during the six months ended December 31, 2017.  This resulted in an effective tax rate of 5.3% in the current period, compared with 83.9% during the six months ended December 31, 2017.  The decrease in the effective tax rate for the six months ended December 31, 2018 was primarily related to the Company’s updated analysis of the tax impacts of the Act, considering all recently released U.S. Treasury regulations and IRS guidance.  Refer to Note 7 of our notes to consolidated financial statements for further discussion on the Act.

Liquidity and Capital Resources

Overview

At December 31, 2018, we had current assets of $203.7 million compared to current liabilities of $37.2 million resulting in working capital of $166.5 million and a current ratio of 5 to 1.  This compares to current assets of $125.8 million and current liabilities of $51.4 million at June 30, 2018, resulting in working capital of $74.4 million and a current ratio of approximately 2 to 1.  The increase in our current ratio was primarily attributable to an increase in our cash and equivalents, which is discussed further below under “Summary of Cash Flows.”

During the quarter ended December 31, 2018, liquidity needs were met from $79.4 million in net revenue and our available cash resources.  As of December 31, 2018, the Company had no amounts outstanding and  $1 billion available under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $1.2 billion of total liquidity at December 31, 2018.  The Company was in compliance with each financial covenant under the revolving credit facility as of December 31, 2018.  Refer to Note 3 of our notes to consolidated financial statements for further discussion on our debt.

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

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $103.5 million for the six months ended December 31, 2018, compared to $147.2 million for the six months ended December 31, 2017.  The decrease is primarily due to higher income taxes paid of $20.6 million over the prior quarter and a decrease in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $20.5 million.    The increase in cash taxes paid during the current period is primarily attributable to an increase in required estimated tax payments made to various taxing authorities and an increase in prior fiscal year earnings at certain foreign subsidiaries, which corresponding tax payments were made within the current period.

Investing Activities

Net cash used in investing activities totaled $3.7 million for the six months ended December 31, 2018, compared $0.1 million for the six months ended December 31, 2017.  The increase in cash used investing activities is primarily due to additional CORE common stock purchased during the current period.

Financing Activities

Net cash used in financing activities totaled $32.0 million for the six months ended December 31, 2018, compared to $134.9 million for the six months ended December 31, 2017.  The decrease in cash used in financing activities is primarily due to a  decrease in repayments on our revolving credit facility.  The Company repaid the remaining amounts outstanding on the revolving credit facility during fiscal year 2018.

Recently Issued or Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently issued or adopted accounting standards.  Refer to our Fiscal 2018 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding projected production estimates and estimates pertaining to timing and commencement of production from the operators of properties where we hold stream and royalty interests; statements related to ongoing developments and expected developments at properties where we hold stream and royalty interests; the impact of recently issued or adopted accounting standards; effective tax rate estimates, including the effect of recently enacted tax reform; application of the royalty on production from Voisey’s Bay to a percentage of gross metal value in concentrates; royalty revenue estimates compared to actual royalty payments; the results of the PEAs for the Peak Gold Project and the Wassa underground mine, and the results of the pre-feasibility study for the Pueblo Viejo plant expansion; the adequacy of financial resources and funds to cover anticipated expenditures for debt service, general and administrative expenses and dividends, as well as costs associated with exploration and business development and capital expenditures; expected delivery dates of gold, silver, copper and other metals; and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

During the six months ended December 31, 2018, we reported revenue of $197.6 million, with an average gold price for the period of $1,220 per ounce, an average silver price of $14.78 per ounce and an average copper price of $2.78 per pound.  Approximately 76% of our total reported revenues for the six months ended December 31, 2018 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the six months ended December 31, 2018, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $15.6 million.

Approximately 10% of our total reported revenues for the six months ended December 31, 2018 were attributable to silver sales from our silver producing stream and royalty interests.  For the six months ended December 31, 2018, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $2.0 million.

Approximately 8% of our total reported revenues for the six months ended December 31, 2018 were attributable to copper sales from our copper producing stream and royalty interests.  For the six months ended December 31, 2018, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $2.0 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Vice President Strategy (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Vice President Strategy have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Vice President Strategy, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ROYAL GOLD, INC.

Date: February 7, 2019
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2019	By:	/s/ William Heissenbuttel
William Heissenbuttel
Chief Financial Officer and Vice President Strategy
(Principal Financial and Accounting Officer)