Form 10-Q
period 2019-03-31
ROYAL GOLD INC
filed 2019-05-02
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 65,519,664 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 25, 2019.

Title of Each Class	Trading Symbol	Name of the Exchange on which Registered
Common Stock, $0.01 par value	RGLD	Nasdaq Global Select Market

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	March 31, 2019	June 30, 2018
ASSETS
Cash and equivalents	$215,996	$88,750
Royalty receivables	27,554	26,356
Income tax receivable	8,790	40
Stream inventory	12,413	9,311
Prepaid expenses and other	602	1,350
Total current assets	265,355	125,807
Stream and royalty interests, net (Note 3)	2,381,592	2,501,117
Other assets	52,438	55,092
Total assets	$2,699,385	$2,682,016
LIABILITIES
Accounts payable	$5,005	$9,090
Dividends payable	17,361	16,375
Income tax payable	16,251	18,253
Withholding taxes payable	2,861	3,254
Other current liabilities	7,786	4,411
Total current liabilities	49,264	51,383
Debt (Note 4)	362,915	351,027
Deferred tax liabilities	90,321	91,147
Uncertain tax positions	36,524	33,394
Other long-term liabilities	-	13,796
Total liabilities	539,024	540,747
Commitments and contingencies (Note 11)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,400,304 and 65,360,041 shares outstanding, respectively	654	654
Additional paid-in capital	2,199,349	2,192,612
Accumulated other comprehensive loss	-	(1,201)
Accumulated losses	(74,563)	(89,898)
Total Royal Gold stockholders’ equity	2,125,440	2,102,167
Non-controlling interests	34,921	39,102
Total equity	2,160,361	2,141,269
Total liabilities and equity	$2,699,385	$2,682,016

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands except share data)

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
Revenue (Note 5)	$109,778	$115,983	$307,362	$342,807

Costs and expenses
Cost of sales	19,075	21,345	53,764	61,627
General and administrative	6,798	8,100	24,147	24,555
Production taxes	1,006	423	3,206	1,568
Exploration costs	330	536	5,534	5,098
Depreciation, depletion and amortization	39,368	39,679	120,726	121,380
Impairment of royalty interests	—	239,364	—	239,364
Total costs and expenses	66,577	309,447	207,377	453,592

Operating income (loss)	43,201	(193,464)	99,985	(110,785)

Fair value changes in equity securities	1,781	—	(3,318)	—
Interest and other income	499	1,781	1,089	3,416
Interest and other expense	(7,499)	(8,294)	(22,786)	(25,946)
Income (loss) before income taxes	37,982	(199,977)	74,970	(133,315)

Income tax (expense) benefit	(9,388)	45,859	(11,355)	(10,044)
Net income (loss)	28,594	(154,118)	63,615	(143,359)
Net loss attributable to non-controlling interests	178	468	3,753	3,573
Net income (loss) attributable to Royal Gold common stockholders	$28,772	$(153,650)	$67,368	$(139,786)

Net income (loss)	$28,594	$(154,118)	$63,615	$(143,359)
Adjustments to comprehensive income (loss), net of tax
Unrealized change in market value of available-for-sale securities	—	(666)	—	(858)
Comprehensive income (loss)	28,594	(154,784)	63,615	(144,217)
Comprehensive loss attributable to non-controlling interests	178	468	3,753	3,573
Comprehensive income (loss) attributable to Royal Gold stockholders	$28,772	$(154,316)	$67,368	$(140,644)

Net income (loss) per share available to Royal Gold common stockholders:
Basic earnings (loss) per share	$0.44	$(2.35)	$1.03	$(2.14)
Basic weighted average shares outstanding	65,398,369	65,307,324	65,389,499	65,283,019
Diluted earnings (loss) per share	$0.44	$(2.35)	$1.03	$(2.14)
Diluted weighted average shares outstanding	65,515,234	65,307,324	65,494,902	65,283,019
Cash dividends declared per common share	$0.265	$0.25	$0.78	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholder’s Equity

(unaudited, in thousands except share data)

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at December 31, 2018	65,396,339	$654	$2,197,254	$—	$(86,238)	$35,300	$2,146,970
Stock-based compensation and related share issuances	3,965	—	1,675	—	—	—	1,675
Other	—	—	—	—	266	—	266
Contributions from non-controlling interests	—	—	420	—	—	(201)	219
Net income	—	—	—	—	28,772	(178)	28,594
Other comprehensive loss	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(17,363)	—	(17,363)
Balance at March 31, 2019	65,400,304	$654	$2,199,349	$—	$(74,563)	$34,921	$2,160,361

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at December 31, 2017	65,307,285	$653	$2,186,648	$687	$69,842	$41,987	$2,299,817
Stock-based compensation and related share issuances	1,733	—	1,603	—	—	—	1,603
Contributions from non-controlling interests	—	—	—	—	—	134	134
Net loss	—	—	—	—	(153,650)	(468)	(154,118)
Other comprehensive loss	—	—	—	(666)	—	—	(666)
Dividends declared	—	—	—	—	(16,365)	—	(16,365)
Balance at March 31, 2018	65,309,018	$653	$2,188,251	$21	$(100,173)	$41,653	$2,130,405

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2018	65,360,041	$654	$2,192,612	$(1,201)	$(89,898)	$39,102	$2,141,269
Stock-based compensation and related share issuances	40,263	—	3,527	—	—	—	3,527
Other	—	—	—	—	266	—	266
Contributions from non-controlling interests	—	—	3,210	—	—	(428)	2,782
Net loss	—	—	—	—	67,368	(3,753)	63,615
Other comprehensive loss	—	—	—	1,201	(1,201)	—	—
Dividends declared	—	—	—	—	(51,098)	—	(51,098)
Balance at March 31, 2019	65,400,304	$654	$2,199,349	$—	$(74,563)	$34,921	$2,160,361

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2017	65,179,527	$652	$2,185,796	$879	$88,050	$44,887	$2,320,264
Stock-based compensation and related share issuances	129,491	1	2,455	—	—	—	2,456
Contributions from non-controlling interests	—	—	—	—	—	339	339
Net loss	—	—	—	—	(139,786)	(3,573)	(143,359)
Other comprehensive loss	—	—	—	(858)	—	—	(858)
Dividends declared	—	—	—	—	(48,437)	—	(48,437)
Balance at March 31, 2018	65,309,018	$653	$2,188,251	$21	$(100,173)	$41,653	$2,130,405

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For The Nine Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$63,615	$(143,359)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion and amortization	120,726	121,380
Amortization of debt discount and issuance costs	11,882	11,200
Non-cash employee stock compensation expense	5,510	5,958
Fair value changes in equity securities	3,318	—
Deferred tax benefit	(5,329)	(31,583)
Impairment of royalty interests	—	239,364
Other	—	(199)
Changes in assets and liabilities:
Royalty receivables	(1,198)	(909)
Stream inventory	(3,102)	(4,816)
Income tax receivable	(8,750)	21,020
Prepaid expenses and other assets	2,474	3,224
Accounts payable	(4,326)	(939)
Income tax payable	(2,002)	6,779
Withholding taxes payable	(393)	227
Uncertain tax positions	3,130	10,989
Other liabilities	(4,646)	13,473
Net cash provided by operating activities	$180,909	$251,809

Cash flows from investing activities:
Acquisition of stream and royalty interests	(1,055)	(1,012)
Purchase of equity securities	(3,573)	—
Other	(157)	(1,251)
Net cash used in investing activities	$(4,785)	$(2,263)

Cash flows from financing activities:
Repayment of revolving credit facility	—	(175,000)
Net payments from issuance of common stock	(1,982)	(3,502)
Common stock dividends	(50,114)	(47,755)
Contributions from non-controlling interest	3,210	—
Other	8	240
Net cash used in financing activities	$(48,878)	$(226,017)
Net increase in cash and equivalents	127,246	23,529
Cash and equivalents at beginning of period	88,750	85,847
Cash and equivalents at end of period	$215,996	$109,376

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission on August 9, 2018 (“Fiscal 2018 10-K”).

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

For the three and nine months ended March 31, 2019, there was no impact to our reported revenue, operating costs and expenses or net income attributable to Royal Gold common stockholders as a result of adopting ASC 606, as compared to legacy revenue guidance under U.S. GAAP.  In addition, no cumulative catch-up adjustment to accumulated losses was required on July 1, 2018 as a result of adopting ASC 606.  Please refer to Note 5 for additional discussion.

Recognition and Measurement of Financial Instruments

On July 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 – Financial Instruments, which is guidance on the recognition and measurement of financial instruments.  The amended guidance requires, among other things, that equity securities previously classified as available-for-sale be measured at fair value with changes in fair value recognized in net income rather than other comprehensive income (loss) as required under previous guidance.  Upon adoption, the Company recorded a cumulative-effect adjustment in Accumulated losses of $1.2 million.  The increase and decrease in fair value of our equity securities was approximately $1.8 million and $3.3 million, respectively, for the three and nine months ended March 31, 2019 and is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income (loss).  The carrying value of the Company’s equity securities as of March 31,

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2019 and June 30, 2018 was $19.5 million and $19.2 million, respectively, and is included in Other assets on the Company’s consolidated balance sheets.  As of March 31, 2019, the Company owns 809,744 common shares of Contango Ore, Inc. (“CORE”) and 3,597,823 common shares of Rubicon Minerals Corporation.

Recently Issued Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) which requires recognition of right-of-use assets and lease payment liabilities on the balance sheet by lessees for virtually all leases currently classified as operating leases.  Under ASU 2016-02, companies are permitted to make a policy election to not recognize lease assets or liabilities when the term of the lease is less than twelve months.  The Company is evaluating the impacts of ASU 2016-02, which includes an analysis of non-cancelable leases, joint venture agreements and other existing arrangements that may contain a lease component. The Company has substantially completed the process of identifying contracts to which the new guidance applies and is evaluating those identified contracts to determine the impacts of ASC 2016-02 at adoption.   Further, the Company is also evaluating policies, internal controls, and processes that will be necessary to support the additional accounting and disclosure requirements.  The Company will adopt ASU 2016-02 on July 1, 2019, using the modified retrospective approach.  Adoption of this guidance is anticipated to result in an insignificant increase in right-of-use assets and related liabilities on the Company’s consolidated balance sheets; however, the full impact to the Company’s financial statements and related footnote disclosures is still being evaluated.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides an additional transition method for adopting ASU 2016-02, as well as provides lessors with a practical expedient when applying ASU 2016-02 to certain leases.  The Company anticipates making a policy election in connection with adopting ASU 2018-11, which will eliminate the need for adjusting prior period comparable financial statements prepared under current lease accounting guidance.  The Company will adopt ASU 2018-11 at the same time it adopts ASU 2016-02.

2.    ACQUISITION

Acquisition of Silver Stream on Khoemacau Copper Project

On February 25, 2019, the Company announced that its wholly-owned subsidiary, RGLD Gold AG (“RGLD Gold”), entered into a life of mine purchase and sale agreement for silver produced from the Khoemacau Copper Project (“Khoemacau” or the “Project”) in Botswana with Khoemacau Copper Mining (Pty.) Limited (“KCM”), a wholly-owned subsidiary of Cupric Canyon Capital LP (together with all its subsidiaries including KCM, “Cupric”), a private company owned by management and funds advised by Global Natural Resource Investments.  Pursuant to the purchase and sale agreement, RGLD Gold will make advance payments to Cupric totaling $212 million for 80% of the silver produced from Khoemacau until certain delivery thresholds are met (the “Silver Stream”), and at Cupric’s option, up to an additional $53 million in advance payments for up to the remaining 20% of the silver produced (the “Option Stream”).  The stream rate will drop by 50% (to 40% of the silver produced) upon the 32 million silver ounces under the Silver Stream, or to 50% of the silver produced upon delivery of 40 million silver ounces in the event Cupric exercises delivery of the entire Option Stream.  RGLD Gold will pay 20% of the spot price of silver for each ounce delivered; however, depending on the achievement by Cupric of mill expansion throughput levels 30% above current mill design capacity, RGLD Gold will pay higher ongoing cash payments for silver ounces delivered in excess of specific annual thresholds.

RGLD Gold’s first advance payment under the Silver Stream is expected to occur after $100 million of net new debt and equity funding has been spent on the Project by Cupric.  The $212 million in advance payments under the Silver Stream will be made in quarterly installments as project development advances according to the following approximate schedule:  $60 million in the third and fourth quarters of calendar 2019, $125 million in calendar 2020 and the balance in calendar 2021.  RGLD Gold will fund the transaction through cash on hand or cash advances from Royal Gold.

Separate from the Silver Stream and Option Stream, and subject to various conditions, RGLD Gold will make available up to $25 million to Cupric toward the end of development of Khoemacau in the form of a subordinated debt facility.  Any

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

amounts drawn under the facility would carry interest at LIBOR + 11% and have a term of seven years.  RGLD Gold will have the right to force repayment of the facility upon certain events.

The Company anticipates accounting for the Silver Stream and Option Stream (if exercised by Cupric) as an asset acquisition, consistent with the treatment of our other acquired streams.  The $212 million in advance payments for the Silver Stream and $53 million in advance payments for the Option Stream, plus direct transaction costs, will be recorded as a development stage stream interest within Stream and royalty interests, net on our consolidated balance sheets in the period advance payments occur.

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s stream and royalty interests, net as of March 31, 2019 and June 30, 2018.

As of March 31, 2019 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(172,737)	$617,898
Pueblo Viejo	610,404	(145,955)	464,449
Andacollo	388,182	(79,513)	308,669
Rainy River	175,727	(12,218)	163,509
Wassa and Prestea	146,475	(54,628)	91,847
Total production stage stream interests	2,111,423	(465,051)	1,646,372
Production stage royalty interests:
Voisey's Bay	205,724	(94,055)	111,669
Peñasquito	99,172	(40,496)	58,676
Holt	34,612	(22,243)	12,369
Cortez	20,878	(11,859)	9,019
Other	487,224	(382,702)	104,522
Total production stage royalty interests	847,610	(551,355)	296,255
Total production stage stream and royalty interests	2,959,033	(1,016,406)	1,942,627

Development stage stream interests:
Other	12,038	—	12,038

Development stage royalty interests:
Cortez	59,803	—	59,803
Other	70,952	—	70,952
Total development stage royalty interests	130,755	—	130,755
Total development stage stream and royalty interests	142,793	—	142,793

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	118,482	—	118,482
Total exploration stage royalty interests	296,172	—	296,172
Total stream and royalty interests, net	$3,397,998	$(1,016,406)	$2,381,592

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2018 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(152,833)	$—	$637,802
Pueblo Viejo	610,404	(114,944)	—	495,460
Andacollo	388,182	(59,851)	—	328,331
Wassa and Prestea	146,475	(41,601)	—	104,874
Rainy River	175,727	(4,028)	—	171,699
Total production stage stream interests	2,111,423	(373,257)	—	1,738,166
Total production stage stream and royalty interests
Production stage royalty interests:
Voisey's Bay	205,724	(86,933)	—	118,791
Peñasquito	99,172	(38,426)	—	60,746
Holt	34,612	(21,173)	—	13,439
Cortez	20,878	(11,241)	—	9,637
Other	483,795	(364,795)	—	119,000
Total production stage royalty interests	844,181	(522,568)	—	321,613
Total production stage stream and royalty interests	2,955,604	(895,825)	—	2,059,779
Development stage stream interests:
Other	12,038	—	—	12,038

Development stage royalty interests:
Cortez	59,803	—	—	59,803
Other	74,610	—	(284)	74,326
Total development stage royalty interests	134,413	—	(284)	134,129
Total development stage stream and royalty interests	146,451	—	(284)	146,167

Exploration stage royalty interests:
Pascua-Lama	416,770	—	(239,080)	177,690
Other	117,481	—	—	117,481
Total exploration stage royalty interests	534,251	—	(239,080)	295,171
Total stream and royalty interests, net	$3,636,306	$(895,825)	$(239,364)	$2,501,117

Voisey’s Bay

The royalty on production of nickel, copper, cobalt and other minerals from the Voisey’s Bay mine in Newfoundland and Labrador, Canada is directly owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary is the general partner and 90% owner. The remaining 10% interest in LNRLP is owned by a subsidiary of Altius Royalty Corporation, a non-controlling interest.

On September 13, 2018, LNRLP entered into an agreement with Vale Canada Limited and certain of its subsidiaries (collectively, the “Parties”) to comprehensively settle long-standing litigation related to calculation of the royalty on the sale of all concentrates produced from the Voisey’s Bay mine.  Refer to Note 14 of our Fiscal 2018 10-K for further discussion on the claims previously asserted by LNRLP.

During the three and nine months ended March 31, 2019, the Company recognized approximately $2.5 million and $10.0 million (each period includes the 10% non-controlling interest), respectively, in royalty revenue attributable to the Voisey’s Bay royalty.  Royalty payments for each quarter are due 45 days after quarter-end.  Refer to Note 5 for further discussion on our revenue recognition.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.    DEBT

The Company’s non-current debt as of March 31, 2019 and June 30, 2018 consists of the following:

	As of March 31, 2019				As of June 30, 2018
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$370,000	$(2,844)	$(290)	$366,866	$370,000	$(12,764)	$(1,316)	$355,920
Revolving credit facility	—	—	(3,951)	(3,951)	—	—	(4,893)	(4,893)
Total debt	$370,000	$(2,844)	$(4,241)	$362,915	$370,000	$(12,764)	$(6,209)	$351,027

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of 2.875% convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bear interest at the rate of 2.875% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2019 Notes on June 15 and December 15 of each year, beginning December 15, 2012.  The 2019 Notes mature on June 15, 2019, and the Company will settle the principal amounts of each 2019 Note in cash and settle any excess conversion value in shares of the Company, plus cash in lieu of fractional shares.  Generally, we classify debt that is maturing within one year as a current liability.  However, the Company has the intent and ability to settle the principal amount of the 2019 Notes in cash primarily from its available revolving credit facility, a non-current liability, as of March 31 2019 and June 30, 2018.

Interest expense recognized on the 2019 Notes for the three and nine months ended March 31, 2019 was $6.3 million and $18.9 million, respectively, compared to $6.1 million and $18.3 million, respectively, for the three and nine months ended March 31, 2018, and included the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs.

Revolving credit facility

The Company maintains a $1 billion revolving credit facility.  As of March 31, 2019, the Company had no amounts outstanding and $1 billion available under the revolving credit facility.  Amortization of debt issuance costs, included within interest expense, recognized on the revolving credit facility for the three and nine months ended March 31, 2019 was $0.3 million and $0.9 million.  For the three and nine months ended March 31, 2018,  interest expense included interest on the outstanding borrowings and the amortization of the debt issuance costs and was $1.3 million and $4.9 million, respectively.  Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty.

As discussed in Note 5 to the notes to consolidated financial statements in the Company’s Fiscal 2018 10-K, the Company has financial covenants associated with its revolving credit facility.  As of March 31, 2019, the Company was in compliance with each financial covenant.

5.    REVENUE

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements.  As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator.  If adequate information is not available from the operator or from other public sources before we issue our financial statements, the Company will recognize royalty revenue during the period in which the necessary payment information is received.  Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.  Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2018 10-K.  For the quarter ended March 31, 2019, royalty revenue that was estimated or was attributable to metal production for a period prior to March 31, 2019, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 9.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Stream revenue:
Gold	$62,856	$175,149
Silver	7,908	24,512
Copper	7,001	15,819
Total stream revenue	$77,765	$215,480
Royalty revenue:
Gold	$22,041	$60,251
Silver	1,608	4,527
Copper	3,056	11,030
Other	5,308	16,074
Total royalty revenue	$32,013	$91,882
Total revenue	$109,778	$307,362

Revenue attributable to our principal stream and royalty interests is disaggregated as follows:

		Three Months Ended	Nine Months Ended
	Metal(s)	March 31, 2019	March 31, 2019
Stream revenue:
Mount Milligan	Gold & Copper	$26,938	$63,954
Pueblo Viejo	Gold & Silver	20,787	58,504
Andacollo	Gold	15,638	51,016
Wassa and Prestea	Gold	7,328	24,939
Other	Gold & Silver	7,074	17,067
Total stream revenue		$77,765	$215,480
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$4,465	$12,763
Cortez	Gold	4,127	7,066
Other	Various	23,421	72,053
Total royalty revenue		$32,013	$91,882
Total revenue		$109,778	$307,362

Please refer to Note 9 for the geographical distribution of our revenue by reportable segment.

Contract Receivables

Under our forward sales contracts related to our metal streaming arrangements, payment is due from the purchaser on the day of settlement. Accordingly, our metal stream sales contracts do not give rise to a receivable under ASC 606.

Under our royalty arrangements, payment is typically due by the royalty payor either (i) monthly, typically thirty days after month-end or (ii) quarterly, typically thirty to sixty days after the respective quarter-end.  Revenue related to production that has occurred as of the reporting date but for which payment has not been received represents a receivable (rather than a contract asset) under ASC 606 as payment by the operator is unconditional upon the production of metal.  As of March 31, 2019, and June 30, 2018, our royalty receivables were $27.6  million and $26.4 million, respectively.

Practical Expedients Utilized

Our forward sales contracts related to our metal streaming arrangements are short-term in nature with a term of one year or less. For these contracts, we have utilized the practical expedient allowed in ASC 606 that exempts us from presenting

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

6.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$33	$70	$187	$241
Stock appreciation rights	417	482	1,592	1,456
Restricted stock	679	727	2,636	3,041
Performance stock	311	284	1,095	1,220
Total stock-based compensation expense	$1,440	$1,563	$5,510	$5,958

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three and nine months ended March 31, 2019, the Company granted the following stock-based compensation awards:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
	(Number of shares)		(Number of shares)
Stock options	—	—	6,430	6,858
Stock appreciation rights	3,500	—	72,860	71,262
Restricted stock	1,200	—	43,460	50,380
Performance stock (at maximum 200% attainment)	2,400	—	59,820	34,010
Total equity awards granted	7,100	—	182,570	162,510

As of March 31, 2019, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$168	1.8
Stock appreciation rights	2,296	1.9
Restricted stock	5,260	3.1
Performance stock	1,062	1.6

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) available to Royal Gold common stockholders	$28,772	$(153,650)	$67,368	$(139,786)
Weighted-average shares for basic EPS	65,398,369	65,307,324	65,389,499	65,283,019
Effect of other dilutive securities	116,865	—	105,403	—
Weighted-average shares for diluted EPS	65,515,234	65,307,324	65,494,902	65,283,019
Basic earnings (loss) per share	$0.44	$(2.35)	$1.03	$(2.14)
Diluted earnings (loss) per share	$0.44	$(2.35)	$1.03	$(2.14)

The calculation of weighted average shares includes all of our outstanding common stock.  The Company intends to settle the principal amount of the 2019 Notes in cash from amounts available under our revolving credit facility, and we intend to settle any excess conversion value in shares in the Company, plus cash in lieu of fractional shares.  As a result, there will be no impact to diluted earnings per share unless the share price of the Company’s common stock exceeds the conversion price of $102.16.

8.    INCOME TAXES

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax benefit (expense)	$(9,388)	$45,859	$(11,355)	$(10,044)
Effective tax rate	24.7%	22.9%	15.1%	(7.5%)

The increase in the effective tax rate for the three months ended March 31, 2019 was primarily attributable to lower discrete period benefits as compared to the three months ended March 31, 2018.  The prior year’s three months effective tax rate included discrete benefits from an impairment partially offset by true-ups to H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Act”). The effective tax rate for the nine months ended March 31, 2019 was primarily impacted by discrete true-ups recorded in the December 2018 quarter related to the Company’s completion of its analysis of the Act.  The effective tax rate for the nine months ended March 31, 2018 was impacted by discrete period expense recorded during the December 2017 quarter related to the impacts of the Act, partially offset by discrete benefits related to impairment charges.  As of December 31, 2018, the Company completed its analysis of the Act within the measurement period provided by Staff Accounting Bulletin No. 118 and the amounts are no longer considered provisional.  Despite the completion of our analysis, many aspects of the law remain unclear and future guidance could impact the Company.  A material impact due to evolving guidance is not anticipated; however, the Company will continue to monitor any new developments.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of March 31, 2019			As of June 30, 2018
			Total stream				Total stream
	Stream	Royalty	and royalty	Stream	Royalty		and royalty
	interest	interest	interests, net	interest	interest	Impairments	interests, net
Canada	$781,404	$202,896	$984,300	$809,500	$214,562	$(284)	$1,023,778
Dominican Republic	464,449	—	464,449	495,460	—	—	495,460
Chile	308,669	214,226	522,895	328,331	453,306	(239,080)	542,557
Africa	91,847	321	92,168	104,874	502	—	105,376
Mexico	—	84,915	84,915	—	93,277	—	93,277
United States	—	164,372	164,372	—	165,543	—	165,543
Australia	—	32,404	32,404	—	34,254	—	34,254
Other	12,041	24,048	36,089	12,039	28,833	—	40,872
Total	$1,658,410	$723,182	$2,381,592	$1,750,204	$990,277	$(239,364)	$2,501,117

The Company’s revenue, cost of sales and net revenue by reportable segment for the three and nine months ended March 31, 2019 and 2018 is geographically distributed as shown in the following table:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$34,012	$9,398	$24,614	$51,709	$14,225	$37,484
Dominican Republic	20,787	5,942	14,845	15,734	4,415	11,319
Chile	15,638	2,282	13,356	7,186	1,039	6,147
Africa	7,328	1,453	5,875	8,350	1,666	6,684
Total streams	$77,765	$19,075	$58,690	$82,979	$21,345	$61,634

Royalties:
Mexico	$8,719	$—	$8,719	$11,021	$—	$11,021
United States	9,813	—	9,813	8,459	—	8,459
Canada	8,201	—	8,201	6,089	—	6,089
Australia	3,234	—	3,234	3,343	—	3,343
Africa	161	—	161	543	—	543
Other	1,885	—	1,885	3,549	—	3,549
Total royalties	$32,013	$—	$32,013	$33,004	$—	$33,004
Total streams and royalties	$109,778	$19,075	$90,703	$115,983	$21,345	$94,638

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Nine Months Ended March 31, 2019			Nine Months Ended March 31, 2018
	Revenue	Cost of sales	Net revenue	Revenue	Cost of sales	Net revenue
Streams:
Canada	$81,021	$23,393	$57,628	$106,363	$30,072	$76,291
Dominican Republic	58,504	17,675	40,829	67,492	20,200	47,292
Chile	51,016	7,684	43,332	41,124	6,148	34,976
Africa	24,939	5,012	19,927	26,049	5,207	20,842
Total streams	$215,480	$53,764	$161,716	$241,028	$61,627	$179,401

Royalties:
Mexico	$24,551	$—	$24,551	$32,772	$—	$32,772
United States	24,153	—	24,153	31,186	—	31,186
Canada	25,918	—	25,918	17,577	—	17,577
Australia	9,451	—	9,451	9,891	—	9,891
Africa	1,185	—	1,185	1,589	—	1,589
Other	6,624	—	6,624	8,764	—	8,764
Total royalties	$91,882	$—	$91,882	$101,779	$—	$101,779
Total streams and royalties	$307,362	$53,764	$253,598	$342,807	$61,627	$281,180

10.  FAIR VALUE MEASUREMENTS

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

	As of March 31, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$19,465	$19,465	$19,465	$—	$—
Total assets	$19,465	$19,465	$19,465	$—	$—

Liabilities (In thousands):
Debt(2)	$444,156	$370,000	$370,000	$—	$—
Total liabilities	$444,156	$370,000	$370,000	$—	$—

(1)	Included in Other assets on the Company’s consolidated balance sheets.
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

As of March 31, 2019, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.  COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

As of March 31, 2019, the Company’s conditional funding schedule for $212 million related to the Silver Stream pursuant to its Khoemacau silver stream acquisition made in February 2019 (Note 2) remains subject to certain conditions.

Ilovica Gold Stream Acquisition

As of March 31, 2019, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”) recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2018 (Fiscal 2018 10-K).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “NVR,” “metal stream (or “stream”)” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2018 10-K.

Statement Regarding Third Party Information

Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests, except for our interest in the Peak Gold, LLC joint venture (“Peak Gold JV”) as described further in this report.  Certain information provided in this report, including the Operator’s Production Estimates by Stream and Royalty Interest for Calendar 2019 and Property Developments, has been provided to us by the operators of properties where we own interests or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC.  Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing metal streams, royalties, and similar interests.  We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of March 31, 2019, we owned seven stream interests, which are on six producing properties and two development stage properties.  Stream interests accounted for approximately 71% and 70% of our total revenue for the three and nine months ended March 31, 2019, respectively, and 72% and 70% of our total revenue for the three and nine months ended March 31, 2018, respectively.   We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of March 31, 2019, we owned royalty interests  on 37 producing properties, 15 development stage properties and 131 exploration stage properties, of which we consider 53 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 29% and 30%, respectively, of our total revenue for the three and nine months ended March 31, 2019 and 28% and 30%, respectively, for the three and nine months ended March 31, 2018.

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

For the three and nine months ended March 31, 2019 and 2018, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	March 31, 2019		March 31, 2018		March 31, 2019		March 31, 2018
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,304	77%	$1,329	76%	$1,248	77%	$1,294	77%
Silver ($/ounce)	$15.57	9%	$16.77	6%	$15.04	9%	$16.78	8%
Copper ($/pound)	$2.82	9%	$3.16	15%	$2.80	9%	$3.04	11%
Other	N/A	5%	N/A	3%	N/A	5%	N/A	4%

Recent Business Developments

Acquisition of Silver Stream on Khoemacau Copper Project

On February 25, 2019, the Company announced that its wholly-owned subsidiary, RGLD Gold AG (“RGLD Gold”), entered into a life of mine purchase and sale agreement for silver produced from the Khoemacau Copper Project (“Khoemacau” or the “Project”) in Botswana with Khoemacau Copper Mining (Pty.) Limited (“KCM”), a wholly-owned subsidiary of Cupric Canyon Capital LP (together with all its subsidiaries including KCM, “Cupric”), a private company owned by management and funds advised by Global Natural Resource Investments.  Pursuant to the purchase and sale agreement, RGLD Gold will make advance payments totaling $212 million for 80% of the silver produced from Khoemacau until certain delivery thresholds are met (the “Silver Stream”), and at Cupric’s option, up to an additional $53 million in advance payments for up to the remaining 20% of the silver produced (the “Option Stream”).  The stream rate will drop by 50% (to 40% of silver produced) upon the delivery to RGLD Gold of 32 million silver ounces under the Silver Stream, or to 50% of the silver produced upon delivery of 40 million silver ounces in the event Cupric exercises the entire Option Stream.  RGLD Gold will pay 20% of the spot price of silver for each ounce delivered; however, depending on the achievement by Cupric of mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), RGLD Gold will pay higher ongoing cash payments for silver ounces delivered in excess of specific annual thresholds.

RGLD Gold’s first advance payment under the Silver Stream is expected to occur after $100 million of net new debt and equity funding has been spent on the Project by Cupric.  The $212 million in advance payments under the Silver Stream will be made in quarterly installments as project development advances according to the following approximate schedule:  $60 million in the third and fourth quarters of calendar 2019, $125 million in calendar 2020 and the balance in calendar 2021.  RGLD Gold will fund the transaction through cash on hand or cash advances from Royal Gold.  Royal Gold will fund any advances made to RGLD Gold largely out of cash flow from operations and its current undrawn $1 billion revolving credit facility, as required.

Separate from the Silver Stream and Option Stream, and subject to various conditions, RGLD Gold will make available up to $25 million to Cupric toward the end of development of Khoemacau in the form of a subordinated debt facility.  Any amounts drawn under the facility would carry interest at LIBOR + 11% and have a term of seven years.  RGLD Gold will have the right to force repayment of the facility upon certain events.

Background on Khoemacau

Khoemacau is a copper-silver project located in the Kalahari copper belt, in a sparsely populated region of northwestern Botswana in the Kalahari Desert.  Khoemacau is made up of over 4,040 square kilometers of mineral concessions from Cupric’s acquisition of Hana Mining Ltd. in 2013, as well as additional mineral concessions and a plant and associated infrastructure (the “Boseto Mill”) acquired by Cupric out of the receivership of Discovery Metals Inc. in 2015.  Cupric consolidated the land position and infrastructure and has focused on exploration and development of the Zone 5 orebody.

Cupric plans to develop the Zone 5 orebody as three separate underground mines, each planned to produce 1.2 million tonnes of ore per year over the first five years.  Each of the mines is expected to have its own independent ramp access and operate over a strike length of approximately 1,000 meters, extracting ore using conventional sub-level open stoping.  Cupric’s plan provides for the ore to be trucked approximately 35 kilometers to the Boseto Mill, which is to be refurbished and enhanced to process approximately 10,000 tonnes of ore per day.  Processing will be conventional sulfide flotation via three stage crushing, ball milling and flotation, which will produce a high-quality copper concentrate grading approximately 40% for shipment to international smelters.  Cupric expects that power will be sourced from an expansion to the existing power grid currently under construction by Botswana Power Corporation, and that existing diesel generation capacity remaining from previous operations will be used as backup power.  Water is expected to be supplied from three borefields along with mine dewatering.

Voisey’s Bay

The royalty on production of nickel, copper, cobalt and other minerals from the Voisey’s Bay mine in Newfoundland and Labrador, Canada is directly owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary is the general partner and 90% owner. The remaining 10% interest in LNRLP is owned by a subsidiary of Altius Royalty Corporation.

On September 13, 2018, LNRLP entered into an agreement with Vale Canada Limited and certain of its subsidiaries (collectively, the “Parties”) to comprehensively settle long-standing litigation related to calculation of the royalty on the sale of all concentrates produced from the Voisey’s Bay mine.

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

During the three and nine months ended March 31, 2019, the Company recognized approximately $2.5 million and $10.0 million (each period includes the 10% non-controlling interest), respectively, in royalty revenue attributable to the Voisey’s Bay royalty.  Royalty payments for each quarter are due 45 days after quarter-end.  The Company anticipates recognizing revenue for the Voisey’s Bay royalty in the period in which metal production occurs, based on information provided by the operator.  If information is not received timely from the operator, the Company may estimate Voisey’s Bay royalty revenue based on available or historical information.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our revenue recognition.

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

Acquisition of Contango Ore, Inc. Common Stock

On October 3, 2018, the Company purchased the second and final tranche of Contango Ore, Inc. (“CORE”) common stock (127,188 shares) for $26 per share.  As previously reported in our Fiscal 2018 10-K, the Company purchased 682,556 shares of CORE common stock at $26 per share in June 2018.  As of March 31, 2019, the Company owns 809,744 shares of CORE common stock.

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

Please refer to our Fiscal 2018 10-K for further discussion of our principal producing stream and royalty interests.

Principal Producing Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Barrick Gold Corporation ("Barrick")	GSR1: 0.40% to 5.0% sliding-scale GSR
GSR2: 0.40% to 5.0% sliding-scale GSR
GSR3: 0.71% GSR
NVR1: 4.91% NVR; 4.52% NVR (Crossroads)
Mount Milligan	British Columbia, Canada	Centerra Gold Inc. ("Centerra")	Gold stream - 35.00% of payable gold
Copper stream - 18.75% of payable copper
Peñasquito	Zacatecas, Mexico	Newmont Goldcorp Corporation (“Newmont Goldcorp”)	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo	Sanchez Ramirez, Dominican Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter)
Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Wassa and Prestea	Western Region of Ghana	Golden Star Resources Ltd. (“Golden Star”)	Gold stream - 10.5% of gold produced (until 220,000 ounces delivered; 5.5% thereafter)

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2019

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year.  In some instances, an operator may revise their original calendar year guidance throughout the year.  The following table shows current production estimates for our principal producing properties for calendar 2019 as well as the actual production reported to us by the various operators through March 31, 2019.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing and development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2019

Principal Producing Properties

	Calendar 2019 Operator’s Production			Calendar 2019 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	62,000			13,200
Mount Milligan(4)	155,000 - 175,000			33,300
Copper			65 - 75 million			11.4 million
Pueblo Viejo(5)	550,000 - 600,000	N/A		148,000	N/A
Wassa and Prestea(6)	220,000 - 240,000			N/A
Royalty:
Cortez GSR1	102,000			28,500
Cortez GSR2	98,000			4,100
Cortez GSR3	199,000			32,600
Cortez NVR1	168,200			30,700
Peñasquito(7)	370,000 - 400,000	N/A		N/A	N/A
Lead			240 - 290 million			N/A
Zinc			390 - 450 million			N/A

(1)

Production estimates received from our operators are for calendar 2019.  Please refer to our cautionary statement regarding third party information at the beginning of this MD&A.  There can be no assurance that production estimates received from our operators will be achieved.  Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2018 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2019 through March 31, 2019, unless otherwise noted in footnotes to this table.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)

The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.  The operator did not provide estimated or actual silver production.

(6)

The estimated production figures shown for Wassa and Prestea are payable gold in doré.  The operator did not provide actual production figures for the three months ended March 31, 2019 as of the date of this report.

(7)

The estimated gold production figures shown for Peñasquito are payable gold in concentrate and doré.  The estimated lead and zinc production figures shown are payable lead and zinc in concentrate. The operator did not provide estimated annual silver production. The operator did not provide actual gold, silver, lead and zinc production figures for the three months ended March 31, 2019 as of the date of this report.

Property Developments

The following property development information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 9,900 ounces of gold for the three months ended March 31, 2019, compared to approximately 10,000 ounces of gold for the three months ended March 31, 2018.

Consistent with the mine plan, Teck expects copper grades to decline towards reserve grade in calendar 2019 and future years.  Teck continues to study and implement projects that would help increase production, including the installation of a sizer to manage harder ores at depth and increase mill throughput.  Teck anticipated that the sizer project will be operational in the first half of calendar 2019.  Teck expects the current life of mine for Carmen de Andacollo to continue until 2035. Additional permitting or amendments to existing permits will be required to execute the life of mine plan.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 23,100 ounces of gold for the three months ended March 31, 2019, compared to approximately 27,400 ounces of gold for the three months ended March 31, 2018.  Copper stream deliveries from Mount Milligan were approximately 2.5 million pounds of copper during the three months ended March 31, 2019, compared to approximately 3.4 million pounds of copper during the three months ended March 31, 2018.  Decreased deliveries resulted from differences in the timing of shipments and settlements during the periods.

On February 27, 2019, Centerra announced that it received an amendment to the Mount Milligan environmental assessment certificate that permits access to additional sources of surface water and groundwater.  According to Centerra, Mount Milligan will be permitted to use water at set rates from Philip Lake 1, Rainbow Creek and Meadows Creek until November 30, 2021, as well as water from groundwater sources within a six-kilometer radius of the mine for the life of mine.  Mount Milligan reported that it has upgraded its water pumping infrastructure and commenced accessing water from the newly permitted sources at the beginning of April 2019.  Mill throughput was limited to 32,000 tonnes per operating day in the March 2019 quarter and has increased slowly as water levels increased in the tailing’s facility.  Centerra expects mill throughput to be at full capacity of 55,000 tonnes per day starting mid-May 2019 as additional water is captured during the pending spring melt, and to remain at that level throughout the remainder of calendar 2019.

With respect to the long-term water supply plan, Centerra continues to work with relevant stakeholders to identify and evaluate water sources for the remainder of the mine life.  Centerra expects formal applications and government review to commence later this calendar year.  Centerra also expects that the long-term source, or sources, should be available after November 2021, for the entire mine life.  Centerra continues to expect Mount Milligan gold and copper production to be in-range of their earlier reported guidance.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 12,400 ounces of gold for the three months ended March 31, 2019, compared to approximately 13,200 ounces of gold for the three months ended March 31, 2018.  Silver stream deliveries were approximately 553,000 ounces of silver for the three months ended March 31, 2019, compared to approximately 616,300 ounces of silver for the three months ended March 31, 2018.

In calendar 2019, Barrick expects production at Pueblo Viejo to be in line with calendar 2018 production levels, driven by increased throughput and recoveries, offset by declining ore grades. Barrick indicated that scoping studies and pilot project work are supportive of a plant expansion at the Pueblo Viejo mine that could increase throughput by roughly 50% to 12 million tonnes per year, allowing the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022.  To achieve this, Barrick is evaluating a flotation concentrator followed by ultra-fine grinding and tank oxidation of the concentrate. Barrick reported that testing to date indicates that tank oxidation is preferable to the pad pre-oxidation process previously considered.  Barrick expects to complete prefeasibility studies for the plant expansion and additional tailings capacity by the end of calendar 2019. According to Barrick, the project has potential to convert roughly seven million ounces of mineralized material to proven and probable reserves.

Barrick and its power generation partner, AES Corporation, made significant progress in 2018 toward securing all necessary permits and commencing construction of a new 50-kilometer gas pipeline to the Quisqueya I power generation facility at Pueblo Viejo.   Barrick reports that completion and first delivery of natural gas is expected to occur in the December 2019 quarter and that conversion of the power plant to natural gas from heavy fuel oil is anticipated to reduce both greenhouse gas emissions and power costs at Pueblo Viejo.

Rainy River

Gold stream deliveries from Rainy River were approximately 4,400 ounces of gold for the three months ended March 31, 2019, compared to approximately 2,900 ounces of gold for the three months ended March 31, 2018.  Silver stream deliveries were approximately 35,700 ounces of silver for the three months ended March 31, 2019, compared to approximately 41,800 ounces of silver for the three months ended March 31, 2018.

New Gold, Inc. (“New Gold”) reported Rainy River produced 61,557 ounces of gold and 60,383 ounces of silver during the March 2019 quarter.  Production at Rainy River included planned lower grades as mining operations continued the

transition to phase 2 of the mine plan.    Mill throughput for the March 2019 quarter averaged 19,725 tonnes per calendar day, below the annual target of 22,000-24,000 tonnes per day.  The lower average mill throughput was negatively impacted by the significant buildup of ice in the crushed ore stockpile above the apron feeders.  New Gold reported average mill throughput returned to target levels at the end of the March 2019 quarter.  Also during the March 2019 quarter, New Gold reported that they launched a comprehensive optimization study that includes the review of alternative open pit and underground mining scenarios with the overall objective of reducing capital and improving the return on investment over the life of mine. New Gold expects to complete an updated life of mine plan in the December 2019 quarter.

New Gold expects to begin a strategic exploration drilling program in the June 2019 quarter that will test near-mine targets in the Intrepid North area.

On May 1, 2019, New Gold announced that a buildup of excess water in the tailings facility from snowmelt caused a temporary suspension of milling operations at Rainy River on April 24, 2019.  Mining and crushing operations are continuing and ore is being stockpiled during the suspension.  New Gold is managing the excess water and expects full mill operations to resume within five days of the announcement of the suspension depending on precipitation levels over the same period.

Wassa and Prestea

Gold stream deliveries from Wassa and Prestea were approximately 5,800 ounces of gold for the three months ended March 31, 2019, compared to approximately 6,800 ounces of gold for the three months ended March 31, 2018.

On March 28, 2019, Golden Star announced Wassa underground mineral reserves increased 47% to 949,000 ounces of gold, which was attributable to strong results from the calendar 2018 underground definition drilling program combined with a stope design optimization.  Prestea mineral reserves decreased by 36% to 317,000 ounces of gold, resulting from calendar 2018 mining depletion and changes to the resource model following definition drilling and underground development.

In calendar 2019, Golden Star expects the average targeted mining rate for Wassa underground to be 3,500 tonnes per day, moving towards a target of 4,000 tonnes per day in calendar 2020.  At the end of calendar 2018, improvements were being recorded in Prestea underground's lead production indicators. Golden Star expects improvements in raise development, long-hole drilling and blasting productivities to continue in calendar 2019.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez during the quarter increased approximately 73% over the prior year quarter, as a result of production ramping up at the Crossroads deposit, which is subject to our NVR1 (Crossroads) and GSR2 royalty interests. Initial ore production at Crossroads was realized during calendar 2018.  In calendar 2019, Barrick expects Crossroads expansion stripping to transition to production phase stripping.

Peñasquito

Gold and zinc production attributable to our royalty interest at Peñasquito decreased approximately 59% and 17%, respectively, and lead production attributable to our royalty interest increased approximately 33%, when compared to the prior year quarter, while silver production was in line with the prior year quarter.

On November 29, 2018, Newmont Goldcorp announced that the first gold from the Peñasquito Pyrite Leach Project (“PLP”) was achieved, and on January 14, 2019, announced that PLP achieved commercial production in December 2018, both under budget and ahead of schedule.  Newmont Goldcorp stated that during the March 2019 quarter the PLP is running well with overall higher recoveries.

On April 29, 2019, Newmont Goldcorp reported a temporary suspension of operations at Peñasquito due to a blockade by a trucking contractor and certain community leaders.  Newmont Goldcorp reported that it is pursuing legal avenues and working with government authorities to resolve the situation but did not indicate what effect this suspension is expected to have on calendar 2019 production.

For calendar 2019, Newmont Goldcorp expects grades and recoveries to climb at Peñasquito as the mine benefits from completion of the multi-year waste stripping campaign in the main Peñasco pit and a full year of operation at the PLP.  In June 2019, Newmont Goldcorp plans to launch their full potential continuous improvement program at Peñasquito, where they expect the greatest overall value to be in processing improvements, which will concentrate on productivity, reliability and cost efficiency.

Results of Operations

Quarter Ended March 31, 2019, Compared to Quarter Ended March 31, 2018

For the quarter ended March 31, 2019, we recorded net income attributable to Royal Gold stockholders of $28.8 million, or $0.44 per basic and diluted share, as compared to net loss attributable to Royal Gold stockholders of $153.7 million, or ($2.35) per basic and diluted share, for the quarter ended March 31, 2018.  The increase in our earnings per share, when compared to the prior year period, was attributable to prior period impairment charges of approximately $239.4 million, primarily on our royalty interest at Pascua-Lama, as discussed further in our Fiscal 2018 10-K.  The effect of the impairment charges during the quarter ended March 31, 2018 was $2.74 per basic share, after taxes.

For the quarter ended March 31, 2019, we recognized total revenue of $109.8 million, which is comprised of stream revenue of $77.8 million and royalty revenue of $32.0 million at an average gold price of $1,304 per ounce, an average silver price of $15.57 per ounce and an average copper price of $2.82 per pound.  This is compared to total revenue of $116.0 million for the three months ended March 31, 2018, which was comprised of stream revenue of $83.0 million and royalty revenue of $33.0 million, at an average gold price of $1,329 per ounce, an average silver price of $16.77 per ounce and an average copper price of $3.16 per pound for the quarter ended March 31, 2018.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended March 31, 2019 and 2018

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2019			March 31, 2018
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$26,938			$47,807
	Gold		15,200	oz.		25,800	oz.
	Copper		2.6	Mlbs.		4.3	Mlbs.
Pueblo Viejo		$20,787			$15,734
	Gold		10,400	oz.		8,500	oz.
	Silver		469,000	oz.		260,800	oz.
Andacollo	Gold	$15,638	12,000	oz.	$7,186	5,400	oz.
Wassa and Prestea	Gold	$7,328	5,600	oz.	$8,350	6,300	oz.
Other(3)		$7,074			$3,902
	Gold		5,000	oz.		2,800	oz.
	Silver		40,800	oz.		11,100	oz.
Total stream revenue		$77,765			$82,979

Royalty(2):
Peñasquito		$4,465			$6,452
	Gold		37,300	oz.		91,200	oz.
	Silver		4.9	Moz.		5.0	Moz.
	Lead		34.5	Mlbs.		26.0	Mlbs.
	Zinc		72.8	Mlbs.		88.0	Mlbs.
Cortez	Gold	$4,127	32,700	oz.	$1,901	18,900	oz.
Other(3)	Various	$23,421	N/A		$24,651	N/A
Total royalty revenue		$32,013			$33,004
Total Revenue		$109,778			$115,983

(1)

Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended March 31, 2019 and 2018, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)

The “Other” category for streams is only our Rainy River gold and silver stream. Individually, no royalty included within the “Other” category for royalties contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue for the three months ended March 31, 2019, compared with the three months ended March 31, 2018, resulted primarily from a decrease in our stream revenue and a decrease in the average gold, silver and copper prices.  The decrease in our stream revenue was primarily attributable to a decrease in gold and copper sales at Mount Milligan.  This decrease was partially offset by higher gold and silver sales at Pueblo Viejo and higher gold sales at Andacollo due to timing of deliveries.  Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Gold and silver ounces and copper pounds purchased and sold during the three months ended March 31, 2019 and 2018, and gold and silver ounces and copper pounds in inventory as of March 31, 2019, and June 30, 2018, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2019		March 31, 2018		March 31, 2019	June 30, 2018
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	23,100	15,200	27,400	25,800	7,900	300
Pueblo Viejo	12,400	10,400	13,200	8,500	12,400	9,200
Andacollo	9,900	12,000	10,000	5,400	2,400	7,400
Wassa and Prestea	5,800	5,600	6,800	6,300	900	3,900
Rainy River	4,400	5,000	2,900	2,800	1,000	800
Total	55,600	48,200	60,300	48,800	24,600	21,600

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2019		March 31, 2018		March 31, 2019	June 30, 2018
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	553,000	469,000	616,300	260,800	553,000	540,200
Rainy River	35,700	40,800	41,800	11,100	36,600	32,300
Total	588,700	509,800	658,100	271,900	589,600	572,500

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2019		March 31, 2018		March 31, 2019	June 30, 2018
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.5	2.6	3.4	4.3	0.8	—

Cost of sales decreased to $19.1 million for the three months ended March 31, 2019 from $21.3 million for the three months ended March 31, 2018. The decrease was primarily due to decreased gold and copper sales from Mount Milligan.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

General and administrative expenses decreased to $6.8 million for the three months ended March 31, 2019 from $8.1 million for the three months ended March 31, 2018.  The decrease during the current quarter was primarily due to a decrease in legal costs attributable to the Voisey’s Bay royalty calculation dispute and settlement as discussed further above under “Recent Business Developments.”

On July 1, 2018, the Company adopted new Accounting Standards Update (“ASU”) guidance which impacts how we recognize changes in fair value on our equity securities at each reporting period.  As a result of the new ASU guidance, the Company recognized a gain on changes in fair value of equity securities of approximately  $1.8 million for the three months ended March 31, 2019.  Refer to Note 1 of our notes to consolidated financial statements for further detail.  The new guidance could increase our earnings volatility.

During the three months ended March 31, 2019, we recognized an income tax expense totaling $9.4 million compared with an income tax benefit of $45.9 million during the three months ended March 31, 2018.  This resulted in an effective tax rate of 24.7% in the current period, compared with 22.9% in the quarter ended March 31, 2018.  The increase in the effective tax rate for the three months ended March 31, 2019 was primarily related to lower discrete benefits recorded in the current quarter as compared to the quarter ended March 31, 2018.  The prior year’s quarter included a discrete tax benefit related to the impairment charges.

Nine Months Ended March 31, 2019, Compared to Nine Months Ended March 31, 2018

For the nine months ended March 31, 2019, we recorded net income attributable to Royal Gold stockholders of $67.4 million, or $1.03 per basic and diluted share, as compared to a  net loss attributable to Royal Gold stockholders of $139.8 million, or ($2.14) per basic and diluted share, for the nine months ended March 31, 2018.  The increase in our earnings per share, when compared to the prior period, was attributable to prior period impairment charges of approximately $239.4 million, primarily on our royalty interest at Pascua-Lama, as discussed further in our Fiscal 2018 10-K.  The effect of the impairment charges during the quarter ended March 31, 2018 was $2.74 per basic share, after taxes.

For the nine months ended March 31, 2019, we recognized total revenue of $307.4 million, which is comprised of stream revenue of $215.5 million and royalty revenue of $91.9 million at an average gold price of $1,248 per ounce, an average silver price of $15.04 per ounce and an average copper price of $2.80 per pound.  This is compared to total revenue of $342.8 million for the nine months ended March 31, 2018, which was comprised of stream revenue of $241.0 million and royalty revenue of $101.8 million, at an average gold price of $1,294 per ounce, an average silver price of $16.78 per ounce and an average copper price of $3.04 per pound.  Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Nine Months Ended March 31, 2019 and 2018

(In thousands, except reported production ozs. and lbs.)

		Nine Months Ended			Nine Months Ended
		March 31, 2019			March 31, 2018
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$63,954			$101,390
	Gold		38,500	oz.		57,100	oz.
	Copper		5.8	Mlbs.		8.7	Mlbs.
Pueblo Viejo		$58,504			$67,492
	Gold		28,500	oz.		35,900	oz.
	Silver		1.5	Moz.		1.3	Moz.
Andacollo	Gold	$51,016	40,900	oz.	$41,124	32,100	oz.
Wassa and Prestea	Gold	$24,939	20,000	oz.	$26,049	20,200	oz.
Other(3)		$17,067			$4,973
	Gold		12,300	oz.		3,600	oz.
	Silver		108,300	oz.		11,100	oz.
Total stream revenue		$215,480			$241,028

Royalty(2):
Peñasquito		$12,763			$20,439
	Gold		141,000	oz.		296,200	oz.
	Silver		14.1	Moz.		15.9	Moz.
	Lead		100.4	Mlbs.		95.5	Mlbs.
	Zinc		220.1	Mlbs.		274.8	Mlbs.
Cortez	Gold	$7,066	59,700	oz.	$7,823	73,800	oz.
Other(3)	Various	$72,053	N/A		$73,517	N/A
Total royalty revenue		$91,882			$101,779
Total revenue		$307,362			$342,807

(1)

Reported production relates to the amount of metal sales subject to our stream and royalty interests for the nine months ended March 31, 2019 and 2018, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)

The “Other” category for streams is only our Rainy River gold and silver stream.  Individually, no royalty included within the “Other” category for royalties contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue for the nine months ended March 31, 2019 compared with the nine months ended March 31, 2018, resulted primarily from a decrease in our stream revenue and a decrease in the average gold, silver and copper prices.  The decrease in our stream revenue was primarily attributable to a decrease in gold and copper sales at Mount Milligan and a decrease in gold sales at Pueblo Viejo.  These decreases were partially offset by higher metal sales at Andacollo and Rainy River.  The decrease in metal sales at Mount Milligan was anticipated based on previously announced news from Centerra and as reported earlier by the Company.

Gold and silver ounces and copper pounds purchased and sold during the nine months ended March 31, 2019 and 2018, and gold and silver ounces and copper pounds in inventory as of March 31, 2019, and June 30, 2018, for our streaming interests were as follows:

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2019		March 31, 2018		March 31, 2019	June 30, 2018
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	46,100	38,500	63,800	57,100	7,900	300
Andacollo	35,900	41,000	36,500	32,100	2,400	7,400
Pueblo Viejo	31,700	28,500	36,300	35,900	12,400	9,200
Wassa and Prestea	17,000	20,000	20,200	20,200	900	3,900
Rainy River	12,500	12,300	3,900	3,600	1,000	800
Total	143,200	140,300	160,700	148,900	24,600	21,600

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2019		March 31, 2018		March 31, 2019	June 30, 2018
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1,531,400	1,518,700	1,346,500	1,267,000	553,000	540,200
Rainy River	112,600	108,300	53,700	11,100	36,600	32,300
Total	1,644,000	1,627,000	1,400,200	1,278,100	589,600	572,500

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2019		March 31, 2018		March 31, 2019	June 30, 2018
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	6.6	5.8	8.7	8.7	0.8	—

Cost of sales decreased to $53.8 million for the nine months ended March 31, 2019 from $61.6 million for the nine months ended March 31, 2018. The decrease was primarily due to decreased gold and copper sales from Mount Milligan and Pueblo Viejo, partially offset by an increase in gold sales at Rainy River and Andacollo.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

Production taxes increased to $3.2 million for the nine months ended March 31, 2019, from $1.6 million for the nine months ended March 31, 2018.  The increase is primarily due to an increase in mining proceeds tax associated with our Voisey’s Bay royalty, which resulted from increased revenue from the Voisey’s Bay royalty during the current period.

On July 1, 2018, the Company adopted new ASU guidance which impacts how we recognize changes in fair value on our equity securities at each reporting period.  As a result of the new ASU guidance, the Company recognized a loss on changes in fair value of equity securities of approximately  $3.3 million for the nine months ended March 31, 2019.  Refer to Note 1 of our notes to consolidated financial statements for further detail.  The new guidance could increase our earnings volatility.

Interest and other income decreased to $1.1 million for the nine months ended March 31, 2019, from $3.4 million for the nine months ended March 31, 2018.  As discussed further in our Fiscal 2018 10-K, in June 2018, Golden Star repaid its $20 million term loan facility with Royal Gold, thus reducing interest income during the current period.

Interest and other expense decreased to $22.3 million for the nine months ended March 31, 2019, from $25.9 million for the nine months ended March 31, 2018.  The decrease was primarily attributable to lower interest expense as a result of a decrease in amounts outstanding under our revolving credit facility.  The Company repaid the remaining amounts outstanding on the revolving credit facility during fiscal year 2018.

During the nine months ended March 31, 2019, we recognized income tax expense $11.4 million compared with income tax expense of $10.0 million during the nine months ended March 31, 2018.  This resulted in an effective tax rate of 15.1% in the current period, compared with (7.5%) during the nine months ended March 31, 2018.  The effective tax rate for the nine months ended March 31, 2019 was primarily impacted by discrete true-ups recorded in the December 2018 quarter related to the Company’s completion of its analysis of the Tax Cuts and Jobs Act (the “Act”).  The effective tax rate for the nine months ended March 31, 2018 was impacted by discrete period expense recorded during the December 2017 quarter related to the impacts of the Act, partially offset by discrete benefits related to impairment charges.  Refer to Note 7 of our notes to consolidated financial statements for further discussion on the Act.

Liquidity and Capital Resources

Overview

At March 31, 2019, we had current assets of $265.4 million compared to current liabilities of $49.3 million resulting in working capital of $216.1 million and a current ratio of 5 to 1.  This compares to current assets of $125.8 million and current liabilities of $51.4 million at June 30, 2018, resulting in working capital of $74.4 million and a current ratio of approximately 2 to 1.  The increase in our current ratio was primarily attributable to an increase in our cash and equivalents, which is discussed further below under “Summary of Cash Flows.”

During the nine months ended March 31, 2019, liquidity needs were met from $180.9 million in operating cash flows and our available cash resources.  As of March 31, 2019, the Company had no amounts outstanding and  $1 billion available under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $1.2 billion of total liquidity at March 31, 2019.  The Company was in compliance with each financial covenant under the revolving credit facility as of March 31, 2019.  Refer to Note 4 of our notes to consolidated financial statements for further discussion on our debt.

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

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $180.9 million for the nine months ended March 31, 2019, compared to $251.8 million for the nine months ended March 31, 2018.  The decrease is primarily due to higher income taxes paid of $41.2 million over the prior period and a decrease in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $27.5 million.    The increase in cash taxes paid during the current period is primarily attributable to an increase in required estimated tax payments made to various taxing authorities and an increase in prior fiscal year earnings at certain foreign subsidiaries, which corresponding tax payments were made within the current period.

Investing Activities

Net cash used in investing activities totaled $4.8 million for the nine months ended March 31, 2019, compared $2.3 million for the nine months ended March 31, 2018.  The increase in cash used in investing activities is primarily due to additional CORE common stock purchased during the current period.

Financing Activities

Net cash used in financing activities totaled $48.9 million for the nine months ended March 31, 2019, compared to $226.0 million for the nine months ended March 31, 2018.  The decrease in cash used in financing activities is primarily due to a  decrease in repayments on our revolving credit facility.  The Company repaid the remaining amounts outstanding on the revolving credit facility during fiscal year 2018.

Recently Issued or Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently issued or adopted accounting standards.  Refer to our Fiscal 2018 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding the impact of recently adopted or issued accounting standards; the expected schedule for making advance payments pursuant to the Khoemacau Copper Project stream agreement and the funding of such payments; application of the royalty on production from Voisey’s Bay to a percentage of gross metal value in concentrates; expectations to settle the principal amount of 2019 Notes in cash (primarily from the available revolving credit facility) and any excess conversion value in shares plus cash in lieu of fractional shares; expectations concerning the proportion of total revenue to come from stream and royalty interests; the results of the PEA for the Peak Gold Project and the results of efforts to identify options with respect to the Company’s interests in the Peak Gold Project; the results of pre-feasibility study work for the Pueblo Viejo plant expansion; projected production estimates and estimates pertaining to timing, commencement and volume of production from the operators of properties where we hold stream and royalty interests; statements related to ongoing developments and expected developments at properties where we hold stream and royalty interests; fluctuations in the prices for gold, silver, copper, nickel and other metals; stream and royalty revenue estimates compared to actual revenue; effective tax rate estimates, including the effect of recently enacted tax reform; the adequacy of financial resources and funds to cover anticipated expenditures for debt service, general and administrative expenses and dividends, as well as costs associated with exploration and business development and capital expenditures; expected delivery dates of gold, silver, copper and other metals; and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

During the nine months ended March 31, 2019, we reported revenue of $307.4 million, with an average gold price for the period of $1,248 per ounce, an average silver price of $15.04 per ounce and an average copper price of $2.80 per pound.  Approximately 77% of our total reported revenues for the nine months ended March 31, 2019 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the nine months ended March 31, 2019, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $24.5 million.

Approximately 9% of our total reported revenues for the nine months ended March 31, 2019 were attributable to silver sales from our silver producing stream and royalty interests.  For the nine months ended March 31, 2019, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $3.0 million.

Approximately 9% of our total reported revenues for the nine months ended March 31, 2019 were attributable to copper sales from our copper producing stream and royalty interests.  For the nine months ended March 31, 2019, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $3.1 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Vice President Strategy (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Vice President Strategy have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Vice President Strategy, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Voisey’s Bay

Refer to Note 3 of our notes to consolidated financial statements for a discussion of the settlement associated with our Voisey’s Bay royalty.

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
10.1*▲

Restricted Stock Unit Agreement in the form entered into between Royal Gold and Daniel Breeze, Vice President Corporate Development, RGLD Gold AG, under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan

10.2*▲	Performance Share Agreement in the form entered into between Royal Gold and Daniel Breeze, Vice President Corporate Development, RGLD Gold AG, under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan

10.3*▲

Stock Appreciation Rights Agreement in the form entered into between Royal Gold and Daniel Breeze, Vice President Corporate Development, RGLD Gold AG, under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

▲	Identifies each management contract or compensation plan or arrangement

‡Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 2, 2019
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ William Heissenbuttel
William Heissenbuttel
Chief Financial Officer and Vice President Strategy
(Principal Financial and Accounting Officer)