Form 10-K
period 2019-06-30
ROYAL GOLD INC
filed 2019-08-08
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting common stock held by non‑affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 31, 2018, as reported on the NASDAQ Global Select Market was $5,576,392,624. There were 65,559,787 shares of the Company’s common stock, par value $0.01 per share, outstanding as of July 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders scheduled to be held on November 20, 2019, and to be filed within 120 days after June 30, 2019, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10‑K.

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

We manage our business under two segments:

Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of June 30, 2019, we owned seven stream interests, which are on six producing properties and two development stage properties.  Our stream interests accounted for approximately 72% and 71% of our total revenue for the fiscal years ended June 30, 2019 and 2018 respectively. We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests—Royalties are non‑operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2019, we owned royalty interests on 35 producing properties, 14 development stage properties and 129 exploration stage properties, of which we consider 47 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 28% and 29% of our total revenue for the fiscal years ended June 30, 2019 and 2018.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold JV, we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

In the ordinary course of business, we engage in a continual review of opportunities to acquire existing stream and royalty interests, to establish new streams on operating mines, to create new stream and royalty interests through the financing of mine development or exploration, or to acquire companies that hold stream and royalty interests.  We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, our analysis of technical, financial, legal and other confidential information of particular opportunities, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

As discussed in further detail throughout this report, some significant developments to our business during fiscal year 2019 were as follows:

(1)	We settled the long-standing litigation related to the calculation of our royalty at the Voisey’s Bay mine;
(2)	We entered into a silver stream on the Khoemacau Copper Project, a development stage project, located in Botswana;
(3)	We settled the $370 million aggregate principal amount of our 2.875% convertible senior notes due 2019 (“2019 Notes”) in cash; and
(4)

We increased our calendar year dividend to $1.06 per basic share, which is paid in quarterly installments throughout calendar year 2019.  This represents a 6.0% increase compared with the dividend paid during calendar year 2018.

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

Probable reserves:    Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven reserves:    Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

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

Fiscal 2019 Business Developments

Please refer to Item 7, MD&A, for discussion on recent liquidity and capital resource developments.

Acquisition of Silver Stream on Khoemacau Copper Project

On February 25, 2019, the Company announced that its wholly-owned subsidiary, RGLD Gold AG (“RGLD Gold”), entered into a life of mine purchase and sale agreement with Khoemacau Copper Mining (Pty.) Limited (“KCM”), a majority-owned subsidiary of Cupric Canyon Capital LP (together with all its subsidiaries including KCM, “Cupric”) for the purchase of silver produced from the Khoemacau copper-silver project (“Khoemacau” or the “Project”) located in Botswana and owned by KCM. Cupric Canyon Capital LP is a private company owned by management and funds advised by Global Natural Resource Investments (“GNRI”).

Under the purchase and sale agreement, subject to the satisfaction of certain conditions, RGLD Gold will make advance payments totaling $212 million toward the purchase of 80% of the silver produced from Khoemacau until certain delivery thresholds are met (the “Base Silver Stream”). At Cupric’s option and subject to various conditions, RGLD Gold will make up to an additional $53 million in advance payments for up to the remaining 20% of the silver produced from Khoemacau (the “Option Silver Stream”).  The stream rate will drop to 40% of silver produced from Khoemacau following delivery to RGLD Gold of 32 million silver ounces under the Base Silver Stream, or to 50% of the silver produced from Khoemacau following delivery of 40 million silver ounces to RGLD Gold should Cupric exercise the entire Option Silver Stream.  RGLD Gold will pay a cash price equal to 20% of the spot silver price for each ounce delivered under the Base Silver Stream and Option Silver Stream; however, if Cupric achieves mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), RGLD Gold will pay a higher ongoing cash price under the Base Silver Stream and Option Silver Stream for silver ounces delivered in excess of specific annual thresholds.

RGLD Gold’s first advance payment under the Base Silver Stream is expected to occur after $100 million of net new debt and equity funding is spent on Khoemacau.  The $212 million in advance payments to be made under the Base Silver Stream will be made in quarterly installments as project development advances according to the following approximate schedule:  Aggregate $60 million in the third and fourth quarters of calendar 2019, $125 million in calendar 2020, and the balance in calendar 2021.  RGLD Gold will fund advance payments through cash on hand or cash advances from Royal Gold.  Royal Gold will fund any advances made to RGLD Gold largely out of cash flow from operations and amounts available under our revolving credit facility, as required.

Separate from the Base Silver Stream and Option Silver Stream, and subject to various conditions, RGLD Gold will make up to $25 million available to Cupric toward the end of development of Khoemacau under a subordinated debt facility.  Any amounts drawn by Cupric under the debt facility will carry interest at LIBOR + 11% and have a term of seven years.  RGLD Gold will have the right to force repayment of the debt facility upon certain events.

Background on Khoemacau

Khoemacau is a copper-silver project located in the Kalahari copper belt, in a sparsely populated region of northwestern Botswana in the Kalahari Desert.  Khoemacau is made up of over 4,040 square kilometers of mineral concessions from Cupric’s acquisition of Hana Mining Ltd. in 2013, as well as additional mineral concessions and a plant and associated infrastructure (the “Boseto Mill”) acquired by Cupric out of the receivership of Discovery Metals Inc. in 2015.  Cupric consolidated the land position and infrastructure and has focused on exploration and development of the Zone 5 orebody within the land package.

Cupric plans to develop Zone 5 as three separate underground mines, each planned to produce approximately 1.2 million tonnes of ore per year over the first five years.  Each of the mines is expected to have its own independent ramp access and operate over a strike length of approximately 1,000 meters, extracting ore using conventional sub-level open stoping.  Cupric’s plan provides for the ore to be trucked approximately 35 kilometers to the Boseto Mill, which is to be refurbished and enhanced to process approximately 10,000 tonnes of ore per day.  Processing will be conventional sulfide flotation via three stage crushing, ball milling and flotation, which Cupric expects will produce a high-quality copper concentrate grading approximately 40% copper for shipment to international smelters.  Cupric expects that power will be sourced from an expansion to the existing power grid currently under construction by Botswana Power Corporation, and that existing diesel generation capacity remaining from previous operations will be used as backup power.  Water is expected to be supplied from three borefields along with mine dewatering.

On July 18, 2019, Cupric announced financial closing for a total financing package of $650 million for Khoemacau, including a further $15 million equity investment from funds advised by GNRI, a new $70 million equity investment from Resource Capital Fund Investment VII LP, a new $275 million secured debt facility from Red Kite Mine Finance, and the RGLD Gold purchase and sale agreement and debt facility.

Voisey’s Bay

The royalty on production of nickel, copper, cobalt and other minerals from the Voisey’s Bay mine in Newfoundland and Labrador, Canada is directly owned by the Labrador Nickel Royalty Limited Partnership (“LNRLP”), in which the Company’s wholly-owned indirect subsidiary is the general partner and 90% owner. The remaining 10% interest in LNRLP is owned by a subsidiary of Altius Minerals Corporation.

On September 13, 2018, LNRLP entered into an agreement with Vale Canada Limited and certain of its subsidiaries (collectively, the “Parties”) to comprehensively settle long-standing litigation related to calculation of the royalty on the sale of all concentrates produced from the Voisey’s Bay mine.

The Parties agreed to a new method for calculating the royalty in respect of concentrates processed at Vale’s Long Harbour Processing Plant (“LHPP”), which became effective for all Voisey’s Bay mine production after April 1, 2018.  Under the terms of the settlement, Royal Gold expects the 3% royalty rate will apply to approximately 50% of the gross metal value in the concentrates at the nickel, copper and cobalt prices prevailing at the time of settlement.  As those metal prices rise or fall, the percentage of gross metal value in the concentrates applicable to the royalty would correspondingly increase or decrease.

During the fiscal year ended June 30, 2019, the Company recognized approximately $11.9 million (which includes the 10% non-controlling interest) in royalty revenue attributable to the Voisey’s Bay royalty.  Royalty payments for each quarter are due 45 days after quarter-end.  The Company anticipates recognizing revenue for the Voisey’s Bay royalty in the period in which metal production occurs, based on information provided by the operator.  If information is not received timely from the operator, the Company may estimate Voisey’s Bay royalty revenue based on available or historical information.  Refer to Note 6 of our notes to consolidated financial statements for further discussion on our revenue recognition.

Peak Gold JV

On September 24, 2018, the Company announced that the Peak Gold JV, of which our Royal Alaska, LLC subsidiary owns a 40% interest, completed a Preliminary Economic Assessment (“PEA”) on the Peak Gold Project located near Tok, Alaska.  The PEA contemplates on a preliminary basis an open pit mining operation with positive economics at base case gold and silver prices.  While the Company remains committed to advancing the Peak Gold Project, it will continue to review and evaluate strategic alternatives for its ownership in the project that more closely align with its core business.

Royal Gold also owns two net smelter return royalties on the Peak Gold Project.

Acquisition of Contango Ore, Inc. Common Stock

On October 3, 2018, the Company purchased the final tranche of Contango Ore, Inc. (“CORE”) common stock (127,188 shares) for $26 per share.  As of June 30, 2019, the Company owns 809,744 shares of CORE common stock.

Our Operational Information

Reportable Segments and Financial Information

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long‑lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts are in thousands):

	As of June 30, 2019			As of June 30, 2018
			Total stream				Total stream
	Stream	Royalty	and royalty	Stream	Royalty		and royalty
	interest	interest	interests, net	interest	interest	Impairments	interests, net
Canada	$767,749	$200,251	$968,000	$809,500	$214,562	$(284)	$1,023,778
Dominican Republic	451,585	—	451,585	495,460	—	—	495,460
Chile	301,507	214,226	515,733	328,331	453,306	(239,080)	542,557
Africa	89,556	321	89,877	104,874	502	—	105,376
Mexico	—	83,748	83,748	—	93,277	—	93,277
United States	—	163,398	163,398	—	165,543	—	165,543
Australia	—	31,944	31,944	—	34,254	—	34,254
Rest of world	12,038	22,993	35,031	12,039	28,833	—	40,872
Total	$1,622,435	$716,881	$2,339,316	$1,750,204	$990,277	$(239,364)	$2,501,117

The Company’s reportable segments for purposes of assessing performance for our fiscal years ended June 30, 2019, 2018 and 2017 are shown below (amounts are in thousands):

	Fiscal Year Ended June 30, 2019
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests	$305,824	$77,535	$—	$127,770	$100,519
Royalty interests	117,232	—	4,112	35,086	78,034
Total	$423,056	$77,535	$4,112	$162,856	$178,553

	Fiscal Year Ended June 30, 2018
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests	$324,516	$83,839	$—	$129,662	$111,015
Royalty interests	134,526	—	2,268	33,924	98,334
Total	$459,042	$83,839	$2,268	$163,586	$209,349

	Fiscal Year Ended June 30, 2017
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests	$314,011	$87,265	$—	$121,530	$105,216
Royalty interests	126,803	—	1,760	38,023	87,020
Total	$440,814	$87,265	$1,760	$159,553	$192,236

(1)	Excludes depreciation, depletion and amortization.
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income (loss).
(3)	Refer to Note 13 of our notes to consolidated financial statements for a reconciliation of total segment gross profit to consolidated income (loss) before income taxes.

Please see “Operations in foreign countries or other sovereign jurisdictions are subject to many risks, which could decrease our revenues,” under Part I, Item 1A, Risk Factors, of this report for a description of the risks attendant to foreign operations.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver and copper, together with the amounts of production from our producing stage stream and royalty interests.  During the fiscal year ended June 30, 2019, Royal Gold derived approximately 87% of its revenue from precious metals (including 78% from gold and 9% from silver), 9% from copper and 4% from other minerals.  The price of gold, silver, copper and other metals have fluctuated widely in recent years.  The marketability and the price of metals are influenced by numerous factors beyond the control of the Company and significant declines in the price of gold, silver or copper could have a material and adverse effect on the Company’s results of operations and financial condition.

Competition

The mining industry in general and streaming and royalty segments in particular are very competitive.  We compete with other streaming and royalty companies, mine operators, and financial buyers in efforts to acquire existing streaming and royalty interests, and with the lenders, investors, and streaming and royalty companies providing financing to operators of mineral properties in our efforts to create new streaming and royalty interests.  Our competitors may be larger than we are and may have greater resources and access to capital than we have.  Key competitive factors in the stream and royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

Regulation

Operators of the mines that are subject to our stream and royalty interests must comply with numerous environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, the Dominican Republic, Ghana, Mexico, and other countries where we hold interests. Although we are not responsible as a stream or royalty interest owner for ensuring compliance with these laws and regulations, failure by the operators of the mines on which we have stream and royalty interests to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages and civil and criminal penalties on the operators.

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

Company Personnel

We currently have 23 employees, 16 located in Denver, Colorado and the remainder located in our Zug, Switzerland, Vancouver, Canada, and Toronto, Canada offices.  Our employees are not subject to a labor contract or a collective bargaining agreement. We consider our overall employee relations to be good.

We also retain independent contractors to provide consulting services, relating primarily to geology and mineralization interpretations and also relating to such metallurgical, engineering, environmental, and other technical matters as may be deemed useful in the operation of our business.

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

Risks Related to our Business

Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our stream and royalty interests and may reduce our revenues. Certain contracts governing our stream and royalty interests have features that may amplify the negative effects of a decrease in metals prices.

The profitability of our stream and royalty interests is directly related to the market price of gold, silver, copper, nickel and other metals. Our revenue is particularly sensitive to changes in the price of gold, as we derive a majority of our revenue from gold stream and royalty interests. Market prices may fluctuate widely and are affected by numerous factors beyond the control of Royal Gold or any mining company, including metal supply, industrial and jewelry fabrication, investment demand, central banking economic policy, expectations with respect to the rate of inflation, the relative strength of the dollar and other currencies, interest rates, gold purchases, sales and loans by central banks, forward sales by metal producers, global or regional political, trade, economic or banking conditions, and a number of other factors.

Volatility in gold, silver, copper and nickel prices is demonstrated by the annual high and low prices for those metals over the past decade as reported by, in the case of gold and silver, the London Bullion Market Association, and in the case of copper and nickel, the London Metal Exchange:

	Gold		Silver		Copper		Nickel
	($/ounce)		($/ounce)		($/pound)		($/pound)
Calendar Year	High	Low	High	Low	High	Low	High	Low
2010 - 2011	$1,895	$1,058	$48.70	$15.14	$4.60	$2.76	$13.17	$7.68
2012 - 2013	$1,792	$1,192	$37.23	$18.61	$3.93	$3.01	$9.90	$5.97
2014 - 2015	$1,385	$1,049	$22.05	$13.71	$3.37	$2.05	$9.62	$3.70
2016 - 2017	$1,366	$1,077	$20.71	$13.58	$3.27	$1.96	$5.82	$3.50
2018 - 2019	$1,355	$1,178	$17.52	$13.97	$3.29	$2.64	$7.14	$4.81
2019 to-date (July 31, 2019)	$1,440	$1,270	$16.54	$14.38	$2.98	$2.61	$6.66	$4.74

Declines in market prices could cause an operator to reduce, suspend or terminate production from an operating project or construction work at a development project, which may result in a temporary or permanent reduction or cessation of revenue from those projects, may prevent us from being able to recover the initial investment in our stream and royalty interests, or may otherwise impact our stream and royalty revenue. Under our stream agreements, we purchase metals either at a fixed price per ounce or a specified percentage of the spot price. Our margin between the price at which we can purchase metals pursuant to streaming agreements and the price at which we sell metals in the market will vary as metal prices vary; in the event of metal price declines, we would generate lower cash flow or earnings, or possibly losses. Further, our sliding‑scale royalties, such as Cortez, Holt, and other properties, amplify the effect of declines in market prices for metals because when prices fall below price thresholds specified in a sliding‑scale royalty, a lower royalty rate will apply. A price decline may result in a material and adverse effect on our business, results of operations and financial condition.

Metal price fluctuations between the time that decisions about development and construction of a mine are made and the commencement of production can have a material adverse effect on the mine operator’s ability to bring the mine into production according to feasibility studies, technical or reserve reports or mine and other plans, or at all, and can have a material adverse impact on the value of stream and royalty interests on the property.

Where gold and silver are produced as co-products or by‑products at the properties where we hold stream and royalty interests, an operator’s production decisions and the economic cut‑off applied to its reporting of gold and silver reserves and resources may be influenced by changes in the commodity prices of the principal metals produced at the mines.

Moreover, certain agreements governing our royalty interests, such as those relating to our royalty interests in the Robinson and Peñasquito properties, are based on the operator’s concentrate sales to smelters, which include price adjustments between the operator and the smelter based on metals prices determined at a later date, typically three to five months after shipment of concentrate to the smelter. In such cases, our payments from the operator include a component of these later price adjustments, which can result in decreased revenue in later periods if metals prices decline following shipment.

We own passive interests in mining properties, and it is difficult or impossible for us to ensure properties are developed or operated in our best interest.

All of our current revenue is derived from stream and royalty interests on properties owned and operated by third parties. Holders of stream or royalty interests typically have no authority regarding the development or operation of the mineral properties to which their interests relate. Therefore, we typically are not in control of decisions regarding development or operation of any of the properties on which we hold a stream or royalty interest, and we have limited legal rights to influence those decisions.

Our strategy of acquiring and holding stream and royalty interests on properties operated by third parties puts us generally at risk for the decisions of others regarding all development and operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters and temporary or permanent suspension of operations, among others. As a result, our revenue is dependent upon the activities of third parties, which creates the risk that at any time those third parties may: (i) have business interests that are inconsistent with ours, (ii) take action contrary to our interests, policies or objectives, or (iii) be unable or unwilling to fulfill their obligations under their agreements with us. At any time, any of the operators of our mining properties may decide to suspend or discontinue operations. Except in limited circumstances, we will not be entitled to material compensation if operations are shut down, suspended or discontinued on a temporary or permanent basis. Although we attempt to secure contractual rights when we create new stream or royalty interests, such as audit or access rights, that will permit us to monitor operators’ compliance with their obligations to us, there can be no assurance that such rights will always be sufficient to ensure such compliance or to affect operations at our stream or royalty properties in ways that would be beneficial to our stockholders.

Our revenues are subject to operational and other risks faced by operators of the properties in which we hold stream or royalty interests.

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
•

increases in capital or operating costs incurred by operators or third parties that may impact the amount of reserves available to be mined, cause an operator to delay or curtail mining development and operations, or render mining of ore uneconomical and cause an operator to suspend or close operations;

•	declines in the price of gold, silver, copper, nickel and other metals;
•	mine operating and ore processing facility problems;
•	significant permitting, environmental and other regulatory requirements and restrictions and any changes in those regulations or their enforcement;
•

challenges by non‑mining interests, including by local communities, indigenous populations and non‑governmental organizations, to existing permits and mining rights, and to applications for permits and mining rights;

•	community or civil unrest, including protests and blockades;
•	labor shortage of miners, geologists and mining experts, changes in labor laws, increased labor costs, and labor disputes, strikes or work stoppages at mines;
•	unavailability of mining, drilling and related equipment;
•	unanticipated geological conditions or metallurgical characteristics;
•	unanticipated ground or water conditions, including lack of access to sufficient quantities of water for operations;
•	pit wall or tailings dam failures or any underground stability issues;
•	fires, explosions and other industrial accidents;
•	environmental hazards and natural catastrophes such as earthquakes, droughts, floods, forest fires, hurricanes or other weather- or climate-related events;
•	injury to persons, property or the environment;
•	the ability of operators to maintain or increase production or to replace reserves as properties are mined;
•	potential increased operating costs arising from climate change initiatives and their impact on energy and other costs in the United States and foreign jurisdictions;
•	uncertain domestic and foreign political and economic environments;
•	economic downturns and operators’ insufficient financing;
•	default by an operator on its obligations to us or its other creditors;
•	insolvency, bankruptcy or other financial difficulty of the operator; and
•	changes in laws or regulations, including changes implemented by new political administrations.

The occurrence of any of the above-mentioned risks or hazards, among others, could result in an interruption, suspension or termination of work at any of the properties in which we hold a stream or royalty interest and have a material adverse effect on our business, results of operations, cash flows and financial condition.

Many of our stream and royalty interests are important to us and any adverse development related to these properties could adversely affect our revenues and financial condition.

Our investments in the Mount Milligan, Andacollo, Pueblo Viejo, Wassa, Rainy River, Peñasquito and Cortez properties generated approximately $322.6 million in revenue in fiscal year 2019, or 76% of our revenue for the period. We expect these properties and others to be important to us in fiscal year 2020 and beyond. Any adverse development affecting the operation of or production from any of these properties could have a material adverse effect on our business, results of operations, cash flows and financial condition. Any adverse decision made by the operators, such as changes to mine plans, production schedules, metallurgical processes or royalty calculation methodologies, may materially and adversely impact the timing and amount of revenue that we receive.

Problems concerning the existence, validity, enforceability, terms or geographic extent of our stream and royalty interests could adversely affect our business and revenues, and our interests may similarly be materially and adversely impacted by change of control, bankruptcy or the insolvency of operators.

Defects in or disputes relating to the stream and royalty interests we hold or acquire may prevent us from realizing the anticipated benefits from these interests and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Material changes could also occur that may adversely affect management’s estimate of the carrying value of our stream and royalty interests and could result in impairment charges. While we seek to confirm the existence, validity, enforceability, terms and geographic extent of the stream and royalty interests we acquire, there can be no assurance that disputes or other problems concerning these and other matters or other problems will not arise. Confirming these matters is complex and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property and to the agreement reflecting the stream or royalty interest. Similarly, stream interests and, in many jurisdictions, royalty interests are contractual in nature, rather than interests in land, and therefore may be subject to risks resulting from change of control, bankruptcy or insolvency of operators, and our stream or royalty interests could be materially restricted or set aside through judicial or administrative proceedings. We often do not have the protection of security interests that could help us recover all or part of our investment in a stream or royalty interest in the event of an operator’s bankruptcy or insolvency.

We have limited access to data and information regarding the operation of the properties on which we have stream and royalty interests, which may limit our ability to assess the performance of a stream or royalty interest.

Although certain agreements governing our stream and royalty interests require the operators to provide us with production, operating and other data and information, we do not have the contractual right to receive such data and information for all of our interests. As a result, we may have limited access to data and information about the operations and the properties themselves, which could affect our ability to assess the performance of a stream or royalty interest. This could result in delays in, or reductions of, our cash flow from the amounts that we anticipate based on the stage of development of or production from the properties which could have an adverse impact on our business, results of operations, cash flows and financial condition.

Stream and royalty interests we acquire, particularly on development stage properties, are subject to the risk that they may not produce anticipated revenues.

The stream and royalty interests we acquire may not produce anticipated revenues. The success of our stream and royalty interest acquisitions is based on our ability to make accurate assumptions regarding, among other things, the valuation, timing and amount of revenues to be derived from our stream and royalty interests, the geological, metallurgical and other technical aspects of the project, and, for development projects, the costs, timing and conduct of development. If an operator does not bring a property into production and operate in accordance with feasibility studies, technical or reserve reports or mine and other plans due to lack of capital, inexperience, unexpected problems, delays, or other factors, then our stream or royalty interest may not yield sufficient revenues to be profitable for us. Furthermore, operators of properties at all stages must obtain and maintain all necessary environmental permits and access to adequate supplies of water, power and other raw materials, as well as financing, necessary to begin or sustain development or production, and there can be no assurance that operators will be able to do so.

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

In the ordinary course of business, we engage in a continual review of opportunities to acquire existing stream and royalty interests, to establish new streams and royalties on operating mines, to create new stream and royalty interests through financing mine development or exploration, or to acquire companies that hold stream and royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial, legal and other confidential information, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes. We consider obtaining debt commitments for acquisition financing. In the event that we choose to raise debt capital to finance any acquisition, our leverage may be increased. We also could issue common stock to fund our acquisitions. Issuances of common stock could dilute existing stockholders and may reduce some or all of our per share financial measures.

Any such acquisition could be material to us. All transactions include risks associated with our ability to negotiate acceptable terms with counter-parties.  In addition, any such acquisition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located, and other risks discussed in this Annual Report on Form 10-K. There can be no assurance that any acquisitions completed will ultimately benefit the Company.

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

Our future success largely depends upon our ability to continue acquiring stream and royalty interests at appropriate valuations, including through stream, royalty, and corporate acquisitions and other financing transactions. There can be no assurance that we will be able to identify and complete the acquisition of such stream and royalty interests or businesses that own desirable interests, at reasonable prices or on favorable terms, or, if necessary, that we will have or be able to obtain sufficient financing on reasonable terms to complete such acquisitions. Economic volatility, credit crises, or severe declines in market prices for gold, silver, copper, nickel and other metals, could adversely affect our ability to obtain debt or equity financing for acquisitions. In addition, changes to tax rules, accounting policies, or the treatment of stream interests by ratings agencies could make streams, royalties or other investments by the Company less attractive to counterparties. Such changes could adversely affect our ability to acquire new stream or royalty interests.

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

We depend on our operators for the calculation of deliveries under our stream interests and payment of our royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments.

The deliveries and payments under our stream and royalty interests are calculated by the operators of the properties on which we have stream and royalty interests based on their reported production. Each operator’s calculation of deliveries and payments is subject to and dependent upon the adequacy and accuracy of its production and accounting functions, and, given the complex nature of mining and ownership of mining interests, errors may occur from time to time in the allocation of production and the various other calculations made by an operator. Any of these errors may render such calculations inaccurate. Certain agreements governing our stream and royalty interests require the operators to provide us with production and operating information that may, depending on the completeness and accuracy of such information, enable us to detect errors in stream deliveries and the calculation of royalty payments. Certain of our royalty interests, however, do not provide us the contractual right to receive production or other information.  As a result, our ability to detect payment errors through our stream and royalty monitoring program and its associated internal controls and procedures is limited, and the possibility exists that we will need to make retroactive revenue adjustments. Some contracts governing our stream and royalty interests provide us the right to audit the operational calculations and production data for the associated stream deliveries and royalty payments; however, such audits may occur many months following our recognition of revenue and we may be required to adjust our revenue in later periods, which could require us to restate our financial statements.

Development and operation of mines is very capital intensive and any inability of the operators of properties where we hold stream and royalty interests to meet liquidity needs, obtain financing or operate profitably could have material adverse effects on the value of and revenue from our stream and royalty interests.

If operators of properties where we hold stream and royalty interests do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, they may curtail, delay or cease development or operations at a mine site, or enter into bankruptcy proceedings.  An operator’s ability to raise and service sufficient capital may be affected by, among other things, macroeconomic conditions, future commodity prices of metals to be mined, or further economic volatility in the United States and global financial markets. If certain of the operators of the properties on which we have stream and royalty interests suffer these material adverse effects, then our stream and royalty interests, including the value of and revenue from them, and the ability of operators to obtain debt or equity financing for the exploration, development and operation of their properties may be materially adversely affected.

Certain of the agreements governing our stream and royalty interests contain terms that reduce or cap the revenues generated from those interests.

Revenue from some of our stream and royalty interests will stop or decrease after threshold production, delivery or payment milestones are achieved.  For example, our gold stream at Pueblo Viejo decreases from 7.5% to 3.75% of Barrick’s interest in gold produced at Pueblo Viejo after 990,000 ounces of gold have been delivered. Similarly, our silver stream at Pueblo Viejo decreases from 75% to 37.50% of Barrick’s interest in silver produced at Pueblo Viejo after 50,000,000 ounces of silver have been delivered.  Our stream interests at Andacollo, Wassa, Rainy River and Khoemacau, and certain of our royalty interests at other properties, are subject to similar limitations, and therefore current production and revenue results from our interests may not be indicative of future results.

Estimates of mineral reserves and other mineralized material by the operators of mines in which we have stream and royalty interests are subject to significant revision.

There are numerous uncertainties inherent in estimating proven and probable mineral reserves and mineralized material, including many factors beyond our control and the control of the operators of properties in which we have stream and royalty interests. Reserve estimates for our stream and royalty interests are prepared by the operators. We do not participate in the preparation or verification of such reports and have not independently assessed or verified the accuracy of such information.

The estimation of reserves and of other mineralized material is a subjective process, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate, may result in revisions to such estimates. The volume and grade of reserves actually recovered and rates of production actually achieved may be less than anticipated. Assumptions about gold and other precious metal prices used to calculate reserve estimates are subject to great uncertainty, and such prices have fluctuated widely in the past. Declines in the market price of gold, silver, copper, nickel or other metals also may make recovery of ores previously included in reserves containing relatively lower grades uneconomic. Changes in operating costs and other factors including short‑term operating factors, the processing of new or different ore grades, geotechnical characteristics and metallurgical recovery, may materially and adversely affect reserves.

Mineral resources as reported by some operators do not constitute reserves and do not have demonstrated economic viability. Due to the uncertainty of mineral resources, there can be no assurance that such resources will be upgraded to reserves as a result of continued exploration and study. It should not be assumed that any part or all of mineral resources on properties where we hold stream and royalty interests will be converted into reserves.

The mineral reserves at producing properties subject to our stream and royalty interests may decline if the operators of those properties are unable to replace the mineral reserves consumed through mining.

An operator’s current mineral reserves may decline as they are consumed in the ordinary course of mining. If current mineral reserves are not replaced as they are mined by the operators of properties where we hold stream and royalty interests, whether through expansion of known deposits, discovery of new mineralized material through exploration, conversion of mineralized material to mineral reserves, or otherwise, the mineral reserves subject to our stream and royalty interests on those properties may decline or be consumed altogether.

Expansion of known deposits of mineralized material and exploration for new mineralized material are highly speculative activities typically requiring extensive programs of drilling and study, at substantial expense, over many years. There can be no assurance that operators of the properties on which we hold stream and royalty interests will make such expenditures, or that such expenditures will result in expansion of existing deposits or discovery of new mineralized material. Further, where mineralized material is discovered, there can be no assurance that such mineralized material can be economically and legally extracted, and, therefore, converted to mineral reserves in sufficient quantities to maintain or increase the operators’ current mineral reserves.

Failure of operators of properties on which we hold stream and royalty interests to maintain or increase mineral reserves as their current reserves are mined may have a material adverse impact on our asset carrying values and potentially our business, results of operations, cash flows and financial condition.

Estimates of production by the operators of mines in which we have stream and royalty interests are subject to change, and actual production may vary materially from such estimates.

Production estimates are prepared by the operators of the mining properties to which our stream and royalty interests relate. There are numerous uncertainties inherent in estimating anticipated production attributable to our stream and royalty interests, including many factors beyond our control and the control of the operators. The estimation of anticipated production is a subjective process and the accuracy of any such estimates is a function of the quality of available data, reliability of production history, variability in grade encountered, mechanical or other problems encountered, engineering and geological interpretation, and operator judgment. Results of drilling, metallurgical testing and production, changes in commodity prices, and the evaluation of mine plans subsequent to the date of any estimate may cause actual production to vary materially from such estimates. Actual rates of production may be more or less than estimated by the operators, and deliveries under stream agreements may be received earlier or later than expected, each of which may result in variances from expected revenue from period to period. We do not participate in the preparation or verification of production estimates by our operators and do not independently assess or verify the accuracy of such information.

If title to mining claims, concessions, licenses, leases or other forms of tenure is not properly maintained by the operators, or is successfully challenged by third parties, our stream and royalty interests could be found to be invalid.

Our business is subject to the risk that operators of mining projects and holders of exploration or mining claims, tenements, concessions, licenses or other interests in land and minerals may lose their exploration or mining rights or have their rights to explore and mine properties contested by private parties or the government. Internationally, exploration and mining tenures are subject to loss for many reasons, including expiration, failure of the holder to meet specific legal qualifications, failure to establish a deposit capable of economic extraction, failure to pay maintenance fees or meet expenditure or work requirements, reduction in geographic extent upon passage of time or upon conversion from an exploration tenure to a mining tenure, failure of title, expropriation and similar risks. If title to exploration or mining tenures subject to our stream and royalty interests has not been properly established or is not properly maintained, or is successfully contested, our stream and royalty interests could be adversely affected.

Operations in foreign countries or other sovereign jurisdictions are subject to many risks, which could decrease our revenues.

We derived approximately 92% of our revenues from non-United States sources during fiscal year 2019, compared to approximately 91% in fiscal year 2018 and approximately 92% in fiscal year 2017.  Our principal producing stream and royalty interests on properties outside of the United States are located in Canada, Chile, the Dominican Republic, Ghana and Mexico. We currently have stream and royalty interests in mines and projects in other countries, including Argentina, Australia, Bolivia, Botswana, Brazil, Burkina Faso, Guatemala, Honduras, Macedonia, Nicaragua, Peru, Spain and Tunisia. Various indigenous peoples may be recognized as sovereign entities and may enforce their own laws and regulations within the United States, Canada and other countries. In addition, future acquisitions may expose us to new jurisdictions.  Our activities and those of the operators of properties on which we hold stream and royalty interests are subject to the risks normally associated with conducting business in foreign countries or within the jurisdiction of indigenous peoples that may be recognized as sovereign entities in the United States and elsewhere. These risks may impact or our operators, depending on the jurisdiction, and include such things as:

•	expropriation or nationalization of mining property;
•	seizure of mineral production;
•	exchange and currency controls and fluctuations;
•	limitations on foreign exchange and repatriation of earnings;
•	restrictions on mineral production and price controls;

•	import and export regulations, including trade sanctions and restrictions on the export of gold, silver, copper, nickel or other metals;
•

changes in legislation and government policies, including changes related to taxation, government royalties, tariffs, imports, exports, duties, currency, foreign ownership, foreign trade, foreign investment and other forms of government take, including any such changes as may be made in response to United States laws or foreign policies;

•

challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of regulatory authorities, indigenous populations, non‑governmental organizations or other third parties;

•

changes in economic, trade, diplomatic and other relationships between countries, and the effect on global and economic conditions, the stability of global financial markets, and the ability of key market participants to operate in certain financial markets;

•	high rates of inflation;
•	labor practices and disputes;
•	enforcement of unfamiliar or uncertain foreign real estate, mineral tenure, contract, water use, mine safety and environmental laws and policies;
•	renegotiation, nullification or forced modification of existing contracts, licenses, permits, approvals, concessions or the like;
•	war, crime, terrorism, sabotage, blockades and other forms of civil unrest, and uncertain political and economic environments;
•	corruption;
•

exposure to liabilities under anti‑corruption and anti‑money laundering laws, including the United States Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions to which we, but not necessarily our competitors, may be subject;

•	suspension of the enforcement of creditors’ rights and stockholders’ rights; and
•	loss of access to government-controlled infrastructure, such as roads, bridges, rails, ports, power sources and water supply.

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

Our business and the mining projects in which we have stream and royalty interest are subject to extraterritorial and domestic anti-bribery laws and labor laws, a breach or violation of which could lead to civil and criminal fines and penalties and other collateral consequences such as reputational harm.

We invest in mining operations in certain jurisdictions that have experienced governmental and private sector corruption and exploitation to some degree. In certain circumstances, compliance with labor and anti-bribery laws and heightened expectations of enforcement authorities from within and outside of these jurisdictions may be in tension with certain local customs and practices. For example, the United States Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, generally prohibit companies and their agents and intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Because our assets are made up of passive interests in mining operations owned and operated by third parties, we cannot ensure that these operators’ internal control policies and procedures will prevent noncompliance with applicable laws and internal policies, recklessness, exploitation, fraudulent behavior, dishonesty or other inappropriate acts for which they may be deemed responsible. In addition, although we are passive investors in these third party operations, we cannot ensure that enforcement authorities will not deem us to have some culpability as associates to these operations should these circumstances arise.

Opposition from indigenous people may delay or suspend development or operations at the properties where we hold stream and royalty interests, which could decrease our revenues.

Various international and national, state and provincial laws, rules, regulations and other practices relate to the rights of indigenous peoples. Some of the properties where we hold stream and royalty interests are located in areas presently or previously inhabited or used by indigenous peoples. Many of these laws impose obligations on governments to respect the rights of indigenous people. Some mandate that governments consult with indigenous people regarding government actions which may affect them, including actions to approve or grant mining rights or permits. One or more groups of indigenous people may oppose continued operation, further development, or new development of the properties where we hold stream and royalty interests. Such opposition may be directed through legal or administrative proceedings or protests, roadblocks or other forms of public expression, and claims and protests of indigenous peoples may disrupt or delay activities of the operators of the properties. For example, the Pascua‑Lama project has been challenged by Chilean indigenous groups and other third parties. During the fourth calendar quarter of 2013, Barrick suspended construction activities at the Pascua‑Lama project, except for those activities required for environmental and regulatory compliance.  Subsequently, in the first calendar quarter of 2018, Barrick reclassified the proven and probable reserves for the Chilean portion of the project, to which our royalty interest relates, and, ultimately, suspended further development of the project, in response to sanctions by the Chilean government.

Changes in mining taxes and royalties payable to governments could decrease our revenues.

Changes in mining and tax laws in any of the United States, Canada, Chile, the Dominican Republic, Ghana, Mexico or any other country in which we have stream and royalty interests in mines or projects could affect mine development and expansion, significantly increase regulatory obligations and compliance costs with respect to mine development and mine operations, increase the cost of holding mining tenures or impose additional taxes on mining operations, all of which could adversely affect our revenue from such properties. A number of properties where we hold royalty interests are located on United States public lands that are subject to federal mining and other public land laws. In recent years, the United States Congress has considered a number of proposed major revisions to the General Mining Law of 1872, and other laws, which govern the creation, maintenance and possession of mining claims and related activities on public lands in the United States. The United States Congress also has recently considered bills, which if enacted, would impose a royalty payable to the government on hardrock production, increase land holding fees, impose federal reclamation fees and financial assurances, impose additional environmental operating standards and afford greater public involvement and regulatory discretion in the mine permitting process. Such legislation, if enacted, or similar legislation in other countries, could adversely affect the development of new mines and the expansion of existing mines, as well as increase the cost of all mining operations, and could materially and adversely affect mine operators and our revenue.

The mining industry is subject to environmental risks in the United States and in the foreign jurisdictions where mines subject to our interests are located, including risk associated with climate change.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Furthermore, mining may be subject to significant environmental and other permitting requirements regarding the use of raw materials needed for operations, particularly water and power. Concerns regarding climate change have resulted in international, national and local treaties, legislation and initiatives that affect mineral exploration and production, including those intended to reduce industrial emissions and increase energy efficiency. Compliance with all such laws and regulations, treaties and initiatives (“Laws”) could increase permitting requirements, result in stricter standards and enforcement, and require significant increases in capital expenditures and operating costs by operators of properties subject to our interests. Further, breach of a Law may result in the imposition of fines and penalties or other adverse impacts on operators and their properties, which may be material. If an operator is forced to incur significant costs to comply with Laws or becomes subject to related restrictions that limit its ability to continue or expand operations, or if an operator were to lose its right to use or access power, water or other raw materials necessary to operate a mine, or if the costs to comply with Laws materially increased the capital or operating costs on the properties where we hold streams and royalties, our revenues could be reduced, delayed or eliminated. These risks are also salient with regard to our development stage properties where permitting may not be complete and/or where new legislation and regulation could lead to delays, interruptions and significant unexpected cost burdens for mine developers and operators.

For example, Argentina passed a federal glacier protection law that could restrict mining activities in areas on or near the country’s glaciers. We have royalties on the Chilean side of the Pascua‑Lama project, which straddles the border between Chile and Argentina and the glacier law could impact some aspects of the design, development and operation of the project. Further, to the extent that we become subject to environmental liabilities for any historic period during which we owned or operated properties, or relative to our current ownership interests in the lease and underlying unpatented mining claims acquired at Cortez or the lease, unpatented mining claims and exploration activities associated with the Peak Gold JV, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.

Information systems and other technologies, including those related to our financial and operational management, are an integral part of our business activities. Network and information systems‑related events, such as computer hackings, cyberattacks, ransomware, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in damage to our property, equipment and data, affect our ability to maintain ongoing operations, and result in significant expenditures to repair or replace the damaged property or information systems, reacquire access to networks and information systems, or to protect them from similar events in the future. In addition, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems (or those of our third party service providers), including information about our company or our employees, third party information in our possession, and other data, could damage our reputation, expose us to legal liability and require us to expend significant capital and other resources to remedy any such security breach.  Despite security measures we have implemented and other measures we may implement in the future, and despite the fact that, to date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that these events and security breaches will not occur in the future or not have an adverse effect on our business.  Furthermore, new and evolving requirements relating to cybersecurity are applicable or may in the future apply to our business, including requirements relating to protection of personally identifiable information.  Compliance with such requirements could result in additional or increased compliance costs and exposure to legal liability.

We depend on the services of our President and Chief Executive Officer, management and other key employees.

We believe that our success depends on the continued service of our key executive management personnel. Tony Jensen has served as our President and Chief Executive Officer since July 2006; however, in May 2019, the Company announced that Mr. Jensen will retire by the end of the first calendar quarter of 2020.  Mr. Jensen’s extensive commercial experience, mine operations background and industry contacts have given us an important competitive advantage. The loss of Mr. Jensen’s services, and the loss of services of other key members of management or other key employees could disrupt the conduct of our business and jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of stream and royalty interests is limited and there is competition for such persons. Recruiting and retaining qualified executive management and other key employees is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We currently do not have key person life insurance for any of our officers or directors.

Our disclosure controls and internal control over our financial reporting are subject to inherent limitations.

Management has concluded that as of June 30, 2019, our disclosure controls and procedures and our internal control over financial reporting were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to inherent limitations therein, which may be beyond our control, including, but not limited to, our dependence on operators for the calculation of royalty payments and deliveries under metal streams that translate to our revenues as discussed above in “We depend on our operators for the calculation of deliveries under our stream interests and payment of our royalty interests. We may not be able to detect errors and later payment calculations may call for retroactive adjustments” Given our dependence on third party calculations, there is a risk that material misstatements in our results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements.

We have incurred indebtedness in connection with our business and may in the future incur additional indebtedness that could limit cash flow available for our operations, limit our ability to borrow additional funds and, if we were unable to repay our debt when due, would have a material adverse effect on our business, results of operations, cash flows and financial condition.

As of June 30, 2019, there was $780 million available and $220 million outstanding under our revolving credit facility. We are subject to the risks normally associated with debt obligations, including the risk that our cash flows may be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. We may seek additional debt or equity financing in the future in connection with financing for acquisitions, strategic transactions and for other purposes.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness;
•	require the consent of our existing lenders to incur additional indebtedness; and
•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

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

If we are unable to maintain cash reserves or generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various covenants and requirements of our revolving credit facility or any indebtedness which we may incur in the future, an event of default could occur that, if not cured or waived, could result in the acceleration of all of our debt. Any default under our revolving credit facility or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risks Related to our Common Stock

Our stock price may continue to be volatile and could decline.

The market price of our common stock has fluctuated and may decline in the future. The high and low sale prices of our common stock on the Nasdaq Global Select Market were $87.74 and $60.21 for the fiscal year ended June 30, 2017, $94.39 and $76.15 for the fiscal year ended June 30, 2018 and $102.62 and $70.16 for the fiscal year ended June 30, 2019. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including:

•	market prices of gold, silver, copper, nickel and other metals;
•	Central bank interest rates;
•	expectations regarding inflation;
•	ability of operators to service their financial obligations, advance development projects, produce precious metals and develop new reserves;
•	currency values;
•	credit market conditions;
•	general stock market conditions; and
•	global and regional political, trade and economic conditions.

Additional issuances of equity securities by us could dilute our existing stockholders, reduce some or all of our per share financial measures, reduce the trading price of our common stock or impede our ability to raise future capital. Substantial sales of shares may negatively impact the market price of our common stock.

We may issue additional equity in the future in connection with acquisitions, strategic transactions or for other purposes. To the extent we issue additional equity securities, our existing stockholders could be diluted and some or all of our per share financial measures could be reduced. In addition, the shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could decline if our stockholders sell substantial amounts of our common stock or are perceived by the market as intending to sell these shares other than in an orderly manner.

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

Certain provisions of Delaware law and, our organizational documents could impede, delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions of Delaware law and our organizational documents could make it more difficult or more expensive for a third party to acquire us, even if a change of control would be beneficial to our stockholders. By default, Delaware law prohibits, subject to certain exceptions, a Delaware corporation from engaging in any business combination with any “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a period of three years following the date that the stockholder became an interested stockholder. Additionally, our certificate of incorporation and bylaws contain provisions that could similarly delay, defer or discourage a change in control of us or our management. These provisions could also discourage a proxy contest and make it more difficult for stockholders to elect directors and take other corporate actions. Such provisions provide for the following, among other things: (i) the ability of our board of directors to issue shares of common stock and preferred stock without stockholder approval, (ii) the ability of our board of directors to establish the rights and preferences of authorized and unissued preferred stock, (iii) a board of directors divided into three classes of directors serving staggered three year terms, (iv) permitting only the chairman of the board of directors, chief executive officer, president or board of directors to call a stockholders’ meeting and (v) requiring advance notice of stockholder proposals and related information. These provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, which may cause the market price of our common stock to decline.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We do not own or operate the properties on which we hold stream or royalty interests, except for our interest in the Peak Gold JV, and therefore much of the information disclosed in this Form 10‑K regarding these properties is provided to us by the operators.  For example, the operators of certain properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material and production estimates.  A list of our producing and development stage streams and royalties, as well their respective reserves, are summarized in Table 1 “Operators’ Estimated Proven and Probable Gold Reserves” below within this Item 2.  More information is available to the public regarding certain properties in which we have stream or royalty interests, including reports filed with the SEC or with the Canadian securities regulatory agencies available at www.sec.gov or www.sedar.com, respectively.

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

Principal Producing Properties

The Company considers both historical and future potential revenues to determine which stream and royalty interests in our portfolio are principal to our business.  Estimated future potential revenues from producing properties are based on a number of factors, including reserves subject to our stream and royalty interests, production estimates, feasibility studies, technical reports, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause the Company to conclude that one or more of such stream and royalty interests are no longer principal to our business.  Currently, the Company considers the properties discussed below (listed alphabetically by stream and royalty interest) to be principal to our business.

Stream Interests

Andacollo (Region IV, Chile)

RGLD Gold owns the right to purchase 100% of the gold produced from the Andacollo copper‑gold mine until 900,000 ounces of payable gold have been delivered, and 50% thereafter.  The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased.  As of June 30, 2019, approximately 193,000 ounces of payable gold have been delivered to RGLD Gold.

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

Stream deliveries from Andacollo were approximately 51,900 ounces of gold during the fiscal year ended June 30, 2019, compared to approximately 51,700 ounces of gold during the fiscal year ended June 30, 2018.  Teck indicated that they expect grades to continue to gradually decline towards reserve grades in calendar 2019 and future years. Teck continues to study and implement projects that could increase production, including the installation of a sizer to better manage harder ores at depth and increase mill throughput.

Mount Milligan (British Columbia, Canada)

RGLD Gold owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper‑gold mine in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra Gold Inc. (“Centerra”). The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased.  The cash purchase price for copper is 15% of the spot price.

Mount Milligan is an open‑pit mine and is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie. The Mount Milligan project is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mount Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George.

Gold stream deliveries from Mount Milligan were approximately 68,500 ounces of gold during the fiscal year ended June 30, 2019, compared to approximately 78,000 ounces of gold during the fiscal year ended June 30, 2018. Copper stream deliveries from Mount Milligan were approximately 9.1 million pounds of copper during the fiscal year ended June 30, 2019, compared to approximately 10.4 million pounds during the fiscal year ended June 30, 2018.  The decrease during the current period reflects the shutdown and lower mill production at Mount Milligan in the March 2018 quarter, which was the result of lower than expected fresh reclaim water volumes in the tailings storage facility that Mount Milligan uses for mill processing operations.  Due to the timing of shipments and deliveries of gold and copper, the impact of the shutdown was reflected in our first quarter of fiscal year 2019.

Centerra reported that weather conditions around the Mount Milligan mine, and elsewhere in British Columbia, continue to be exceptionally hot and dry, which has affected precipitation levels as well as water flows, and that water captured from the calendar 2019 spring melt runoff was less than anticipated.  Centerra reported that it continues to explore for additional groundwater sources but estimates that if additional sources are not available, and/or dry weather conditions persist in the second half of calendar 2019, it may need to take steps to manage production in the first calendar quarter of 2020 to conserve water resources until the calendar 2020 spring melt.

Despite the dry conditions, Centerra reaffirmed Mount Milligan’s production guidance for the full 2019 calendar year, consisting of 155,000 to 175,000 ounces of payable gold production and 65 to 75 million pounds of payable copper production, and reported that it is continuing to work on a long-term plan to supply water to Mount Milligan after November 2021 and for the remaining mine life.

Pueblo Viejo (Sanchez Ramirez, Dominican Republic)

RGLD Gold owns the right to purchase 7.5% of Barrick’s interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter.  The cash purchase price for gold is 30% of the spot price of gold per ounce delivered until 550,000 ounces of gold have been delivered, and 60% thereafter. RGLD Gold also owns the right to purchase 75% of Barrick’s interest in the silver produced from the Pueblo Viejo mine, subject to a fixed silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.5% thereafter.  The cash purchase price for silver is 30% of the spot price of silver per ounce delivered until 23.1 million ounces of silver have been delivered, and 60% thereafter.  As of June 30, 2019, approximately 181,000 gold ounces and 6.2 million silver ounces have been delivered to RGLD Gold.

The Pueblo Viejo mine is located in the province of Sanchez Ramirez, Dominican Republic, approximately 60 miles northwest of Santo Domingo, and is owned by a joint venture in which Barrick holds a 60% interest and is responsible for operations, and in which Newmont Goldcorp Corporation (“Newmont Goldcorp”) holds a 40% interest.  Pueblo Viejo is accessed from Santo Domingo by traveling northwest on Autopista Duarte, Highway #1, approximately 48 miles to Piedra Blanca and proceeding east for approximately 14 miles on Highway #17 to the gatehouse for Pueblo Viejo. Both Highway #1 and Highway #17 are paved.

Gold stream deliveries from Pueblo Viejo were approximately 41,200 ounces of gold during the fiscal year ended June 30, 2019, compared to approximately 45,400 ounces of gold during the fiscal year ended June 30, 2018.  Silver stream deliveries were approximately 2.0 million ounces of silver during the fiscal year ended June 30, 2019, compared to approximately 1.9 million ounces of silver during the fiscal year ended June 30, 2018.  In calendar 2019, Barrick expects production at Pueblo Viejo to be in line with calendar 2018 production levels, driven by increased throughput and recoveries, offset by declining ore grades.

Barrick indicated that scoping studies and pilot project work are supportive of a plant expansion at the Pueblo Viejo mine that could increase throughput by roughly 50% to 12 million tonnes per year, allowing the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022. To achieve this, Barrick is evaluating a flotation concentrator followed by ultra-fine grinding and tank oxidation of the concentrate. Barrick reported that testing to-date indicates that tank oxidation is preferable to the pad pre-oxidation process previously considered. Barrick expects to complete prefeasibility studies for the plant expansion and additional tailings capacity by the end of calendar 2019. According to Barrick, the project has potential to convert roughly seven million ounces of mineralized material to proven and probable reserves.

On May 14, 2018, Barrick reported it signed a 10-year natural gas supply contract with AES Andres DR, S.A. in the Dominican Republic that will enable the conversion of the Quisqueya I power generation facility from heavy fuel oil to natural gas.  Barrick anticipates converting the facility from heavy fuel oil to natural gas will reduce both greenhouse gas emissions and power costs at Pueblo Viejo.

Rainy River (Ontario, Canada)

RGLD Gold owns the right to purchase 6.50% of the gold produced from the Rainy River project until 230,000 gold ounces have been delivered, and 3.25% thereafter; and 60% of the silver produced from the Rainy River project until 3.1 million silver ounces have been delivered, and 30% thereafter. The cash purchase price for the gold and silver ounces is 25% of the spot price per ounce of gold or silver at the time of delivery.  As of June 30, 2019, approximately 24,000 ounces of gold and approximately 235,000 ounces of silver have been delivered to RGLD Gold.

The Rainy River mine is centered within Richardson Township in northwestern Ontario, Canada, and is operated by New Gold Inc. (“New Gold”).  The mine is approximately 40 miles northwest of Fort Frances, approximately 100 miles south of Kenora and approximately 260 miles west of Thunder Bay. The mine is easily accessible by a network of secondary all‑weather roads that branch off the well‑maintained Trans‑Canada Highways 11 and 71.

Gold stream deliveries from Rainy River were approximately 16,800 ounces of gold during the fiscal year ended June 30, 2019, compared to approximately 6,800 ounces of gold during the fiscal year ended June 30, 2018.  Silver stream deliveries were approximately 148,800 ounces of silver during the fiscal year ended June 30, 2019, compared to approximately 85,900 ounces of silver during the fiscal year ended June 30, 2018.  The increase resulted from the continued optimization of operations at Rainy River.

On May 1, 2019, New Gold announced that a buildup of excess water in the Tailings Management Area (“TMA”) from snowmelt caused a temporary suspension of milling operations at Rainy River on April 24, 2019.  Mining and crushing operations continued and ore was stockpiled during the suspension.  On May 6, 2019, New Gold announced that milling operations at Rainy River were restarted on May 3, 2019.  New Gold reported the water level in the TMA was lowered to a desirable operational level and pumping into the water management pond continued.

New Gold reported mill throughput for the June 2019 quarter averaged 21,117 tonnes per day and Rainy River averaged a record 24,230 tonnes per day in June 2019, surpassing the target of 24,000 tonnes per day.  New Gold expects milled grades to be lower in the second half of calendar 2019 as mining operations shift from Phase 1 to Phase 2 due to the depletion of Phase 1 ore.  New Gold also reported a 93% average gold recovery for the June 2019 quarter, a significant improvement over prior quarterly performance.  Also during the June 2019 quarter, New Gold advanced a comprehensive mine optimization study that includes the review of alternative open pit and underground mining scenarios with the overall objective of improving the return on investment over the life of mine by reducing open pit waste, overall underground development, and sustaining capital.  New Gold expects to complete an updated life of mine plan in the December 2019 quarter.

New Gold expects that full year calendar 2019 production will meet annual guidance of between 250,000 and 275,000 gold equivalent ounces.

Wassa (Western Region, Ghana)

RGLD Gold owns the right to purchase 10.50% of the gold produced from the Wassa, Prestea and Bogoso mines, operated by Golden Star, until an aggregate 240,000 ounces from Wassa, Prestea and Bogoso have been delivered.  A significant amount of the gold deliveries under the 10.50% gold stream are expected from the Wassa mine.  Once the delivery threshold is met, the stream percentage will decrease to 5.5% for the remaining term of the transaction.  The cash purchase price for gold is 20% of the spot price of gold per ounce delivered until the threshold is met, and 30% thereafter.  As of June 30, 2019, approximately 90,000 aggregate gold ounces have been delivered to RGLD Gold.

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

Stream deliveries from Wassa were approximately 16,600 ounces of gold during the fiscal year ended June 30, 2019, compared to approximately 14,500 ounces of gold during the fiscal year ended June 30, 2018.  The increase resulted from the ramp up at Wassa underground as Golden Star transitioned from the lower grade open pit to an underground-only mining operation.  Golden Star’s reported objective at Wassa underground is to increase the average production rate from approximately 3,500 tonnes per day in calendar 2019 to approximately 4,000 tonnes per day by mid-calendar 2020.

On July 15, 2019, Golden Star announced that drilling at Wassa underground intersected significant gold mineralization 200 meters down plunge to the south of the previously-identified mineralized material and has extended the strike of this underground ore body over 1.7 kilometers, which remains open to the south.  Golden Star expects drilling to focus on conversion of mineralized material to reserves at Wassa.

Golden Star reported that the mining rate at Wassa during the first half of calendar 2019 at 3,500 tonnes per day was in line with their expectations and indicated potential to improve production further during the second half of calendar 2019, but cautioned grades are likely to be lower than planned and below the overall reserve grade. As a result, Golden Star expects production in the second half of calendar 2019 to be lower than the first half of calendar 2019 and therefore, lowered their production guidance for calendar 2019 from between 170,000 and 180,000 ounces of gold to between 150,000 and 160,000 ounces of gold.

Royalty Interests

Cortez (Nevada, USA)

Cortez is a series of large open‑pit and underground mines, utilizing mill, roast and heap leach processing, which are operated by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick and Newmont Goldcorp with respect to their Nevada operations.  The operation is located approximately 60 air miles southwest of Elko, Nevada, in Lander County.  The site is reached by driving west from Elko on Interstate 80 approximately 46 miles and proceeding south on State Highway 306 approximately 23 miles. Our royalty interest at Cortez applies to the Pipeline and South Pipeline deposits, part of the Gap pit and the Crossroads deposit.

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

(c)

Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% and covers the same cumulative area as is covered by our two sliding‑scale GSR royalties, GSR1 and GSR2, except certain claims that comprise a portion of the Crossroads deposit.

(d)

Net Value Royalty (“NVR1”) and Net Value Royalty (Crossroads) (“NVR1C”). The NVR1 royalty is a fixed royalty of 4.91% NVR that covers the area of the GAS Claims, excluding the majority of the Crossroads deposit.  The NVR1C royalty, which covers the majority of the Crossroads deposit, is a fixed royalty of 4.52% NVR.

We also own three other royalties in the Cortez area where there is currently no production and no reserves attributed to these royalty interests.

Production attributable to our royalty interest at Cortez increased approximately 24% during our fiscal year ended June 30, 2019, when compared to the fiscal year ended June 30, 2018.  The increase was a result of production ramping up at the Crossroads deposit, which is subject to our NVR1C, GSR2 and portions of our NVR1 and GSR3 royalty interests. Initial ore production at Crossroads was realized during calendar 2018.  In calendar 2019, NGM expects Crossroads expansion stripping to transition to production phase stripping.

Peñasquito (Zacatecas, Mexico)

We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito open‑pit mine, located in the State of Zacatecas, Mexico, and operated by a subsidiary of Newmont Goldcorp. The Peñasquito mine is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The mine, composed of two main deposits called Peñasco and Chile Colorado, hosts large gold, silver, zinc and lead reserves. The deposits contain both oxide and sulfide material, resulting in heap leach and mill processing.  There are two access routes to the site. The first is via a turnoff from Highway 54 onto the State La Pardita road, then onto the Mazapil to Cedros State road. The second access is via the Salaverna by‑pass road from Highway 54 approximately 16 miles south of Concepción del Oro. There is a private airport on site and commercial airports in the cities of Saltillo, Zacatecas and Monterrey.

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito decreased approximately 58%, 21%, 4% and 38%, respectively, during the fiscal year ended June 30, 2019, when compared to the fiscal year ended June 30, 2018.

On April 29, 2019, Newmont Goldcorp reported a temporary suspension of operations at Peñasquito due to a blockade by a trucking contractor and certain community leaders.  Newmont Goldcorp subsequently reported on June 17, 2019 that dialogue with the blockade leaders had started, operations were beginning, and concentrate shipments from the mine and deliveries to the mine resumed.  Newmont Goldcorp reported that operations ramped back up in June 2019 and concentrate inventory levels are now back to normal.  This suspension resulted in significantly lower sales from Peñasquito during the June quarter as we recognized $1.1 million in royalty revenue at Peñasquito compared to $5.4 million in the prior year June quarter.

Newmont Goldcorp expects that grades for gold, silver and lead will improve during the last half of calendar 2019, zinc grades will remain unchanged, and production from Peñasquito will be 165,000 ounces of gold, 25 million ounces of silver, 180 million pounds of lead, and 245 million pounds of zinc for the period April 18 through December 31, 2019.

Reserve Information

Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead, cobalt and molybdenum that are subject to our stream and royalty interests as of December 31, 2018, as reported to us by the operators of the mines.  Properties are currently in production unless noted as development (“DEV”) within the table.  The exploration royalties we own do not contain proven and probable reserves as of December 31, 2018.  Please refer to pages 28-30 for the footnotes to Table 1.

Operators’ Estimated Proven and Probable Gold Reserves

As of December 31, 2018(1)

Gold(2)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average	Gold
				Tons of	Gold	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY/METAL STREAM	OPERATOR	LOCATION	(M)	(opt)	(M)
Bald Mountain	1.75% - 2.5% NSR(7)	Kinross	United States	18.950	0.023	0.436
Cortez GSR1	0.40 - 5.0% GSR(8)	Nevada Gold Mines LLC	United States	28.337	0.017	0.491
Cortez GSR2	0.40 - 5.0% GSR(8)	Nevada Gold Mines LLC	United States	108.831	0.032	3.445
Cortez GSR3	0.71% GSR	Nevada Gold Mines LLC	United States	46.697	0.016	0.753
Cortez NVR1	4.91% NVR	Nevada Gold Mines LLC	United States	34.701	0.015	0.531
Cortez NVR1C	4.52% NVR (9)	Nevada Gold Mines LLC	United States	90.471	0.035	3.183
Gold Hill	1.0 - 2.0% NSR(10,11)	Kinross	United States	4.897	0.016	0.080
	0.6 - 0.9% NSR(12)
Goldstrike (SJ Claims)	0.9% NSR	Nevada Gold Mines LLC	United States	29.729	0.085	2.525
Hasbrouck (DEV)	1.5% NSR	West Kirkland/Clover Nevada	United States	35.616	0.017	0.588
Leeville	1.8% NSR	Nevada Gold Mines LLC	United States	3.417	0.288	0.985
Marigold	2.0% NSR	SSR Mining	United States	146.720	0.013	1.863
Pinson (DEV)	3.0% NSR(13,14)	Waterton Precious Metals Fund	United States	7.557	0.064	0.483
	2.94% NSR(13,15)
Relief Canyon (DEV)	3.0% NSR(16)	Americas Silver	United States	26.204	0.017	0.436
Robinson	3.0% NSR	KGHM	United States	84.310	0.005	0.413
Ruby Hill	3.0% NSR	Waterton Precious Metals Fund	United States	1.726	0.014	0.024
Twin Creeks	2.0% GPR	Nevada Gold Mines LLC	United States	0.876	0.065	0.057
Wharf	0.0 - 2.0% GSR(17)	Coeur Mining	United States	32.850	0.026	0.855
Back River - Goose Lake (DEV)	1.95% GSR(18)	Sabina Gold & Silver	Canada	13.623	0.184	2.503
Canadian Malartic	1.0 - 1.5% NSR(19)	Agnico Eagle/Yamana	Canada	57.843	0.029	1.682
Holt	0.00013 x quarterly avg. gold price	Kirkland Lake	Canada	2.953	0.124	0.366
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	0.009	0.100
LaRonde Zone 5	2.0% NSR	Agnico Eagle	Canada	10.395	0.066	0.681
Mount Milligan	35% of payable gold(20)	Centerra Gold	Canada	493.353	0.010	4.736
Pine Cove	7.5% NPI	Anaconda Mining	Canada	0.979	0.037	0.036
Rainy River	6.5% of gold produced(21)	New Gold	Canada	136.398	0.031	4.185
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.006	5.775
Williams	0.97% NSR	Barrick	Canada	18.017	0.059	1.068
Dolores	3.25% NSR	Pan American	Mexico	49.053	0.025	1.211
Peñasquito	2.0% NSR	Newmont Goldcorp	Mexico	573.654	0.016	9.110
Andacollo	100% of payable gold(22)	Teck	Chile	348.771	0.003	1.049
La Fortuna (DEV)	1.4% NSR(23)	Newmont Goldcorp	Chile	198.103	0.013	2.674
Don Mario	3.0% NSR	Orvana	Bolivia	2.867	0.056	0.160
Don Nicolas	2.0% NSR	Compañia Inversora en Minas	Argentina	1.327	0.148	0.196
Pueblo Viejo	7.5% of payable gold(24)	Barrick	Dominican Republic	84.593	0.077	6.551
El Limon	3.0% NSR	B2Gold	Nicaragua	0.661	0.106	0.070
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.089	0.675
Mara Rosa (DEV)	2.75% NSR	Amarillo Gold	Brazil	26.235	0.041	1.087
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.002	0.001
Gwalia Deeps	1.5% NSR	St . Barbara	Australia	11.550	0.191	2.205
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	0.008	0.010
King of the Hills	1.5% NSR	Red 5	Australia	0.794	0.112	0.089
Meekatharra	1.5% NSR(25)	Westgold Resources	Australia	6.246	0.074	0.460
South Laverton	1.5% NSR	Saracen	Australia	17.207	0.072	1.232
Southern Cross	1.5% NSR	Shandong Tianye	Australia	9.639	0.099	0.959
Wembley Durack (DEV)	1.0% NSR	Westgold Resources	Australia	0.362	0.055	0.020
Inata	2.5% GSR	Balaji Group	Burkina Faso	6.352	0.054	0.340
Taparko(26)	2.0% GSR	Nord Gold	Burkina Faso	6.504	0.074	0.483
Prestea	10.5% of payable gold (27)	Golden Star Resources	Ghana	0.853	0.372	0.317
Wassa	10.5% of payable gold (27)	Golden Star Resources	Ghana	18.606	0.079	1.473

Operators’ Estimated Proven and Probable Silver Reserves

As of December 31, 2018(1)

Silver(28)
				PROVEN +		RESERVES
				PROBABLE		(3)(4)(5)
					Average	Silver
				Tons of	Silver	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY/METAL STREAM	OPERATOR	LOCATION	(M)	(opt)	(M)
Gold Hill	1.0 - 2.0% NSR(10,11)	Kinross	United States	4.897	0.251	1.230
	0.6 - 0.9% NSR(12)
Hasbrouck (DEV)	1.5% NSR	West Kirkland/Clover Nevada	United States	35.616	0.297	10.569
Relief Canyon (DEV)	3.0% NSR(16)	Americas Silver	United States	26.204	0.042	1.102
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper	Canada	11.509	1.008	11.600
Rainy River	60% of silver produced (21)	New Gold	Canada	136.398	0.089	12.115
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.050	51.895
Dolores	2.0% NSR	Pan American	Mexico	49.053	0.795	39.000
Peñasquito	2.0% NSR	Newmont Goldcorp	Mexico	573.654	0.920	527.580
Don Mario	3.0% NSR	Orvana	Bolivia	2.867	1.158	3.320
Don Nicolas	2.0% NSR	Compañia Inversora en Minas	Argentina	1.327	0.302	0.401
Pueblo Viejo	75% of payable silver(24)	Barrick	Dominican Republic	84.593	0.497	42.052
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.156	1.185
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.498	0.380
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	2.268	3.000
Khoemacau (DEV)	80% of payable silver(29)	Cupric Canyon	Botswana	33.521	0.567	19.011

Operators’ Estimated Proven and Probable Base Metal Reserves

As of December 31, 2018(1)

Copper(30)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY/METAL STREAM	OPERATOR	LOCATION	(M)	(%)	(M)
Robinson	3.0% NSR	KGHM	United States	84.310	0.41%	692.343
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper	Canada	11.509	2.01%	463.000
Mount Milligan	18.75% of payable copper(20)	Centerra Gold	Canada	493.353	0.19%	1,836.000
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.27%	5,630.715
Voisey’s Bay	2.7% NVR	Vale	Canada	34.172	0.94%	642.427
Don Mario	3.0% NSR	Orvana	Bolivia	2.867	1.52%	87.277
La Fortuna (DEV)	1.4% NSR(23)	Newmont Goldcorp	Chile	198.103	0.49%	1,959.099
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	2.13%	32.466
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	0.42%	11.023
Las Cruces	1.5% NSR	First Quantum	Spain	3.417	4.50%	307.655

Lead(31)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Peñasquito	2.0% NSR	Newmont Goldcorp	Mexico	569.145	0.32%	3,613.200
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	0.52%	7.879

Zinc(32)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper	Canada	11.509	3.19%	734.000
Peñasquito	2.0% NSR - Sulfide	Newmont Goldcorp	Mexico	569.145	0.70%	7,994.530
El Toqui (DEV)	0.0 - 3.0% NSR(33)	Laguna Gold	Chile	1.400	4.70%	131.704
Balcooma (DEV)	1.5% NSR	Consolidated Tin	Australia	0.762	1.92%	29.274
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	6.25%	165.347

Nickel(34)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
				Tons of	Average	Base Metal
				Ore	Base Metal	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	Grade (%)	(M)
Voisey’s Bay	2.7% NVR	Vale	Canada	34.172	2.12%	1,448.878

Cobalt(35)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Voisey’s Bay	2.7% NVR	Vale	Canada	34.172	0.12%	85.429

Molybdenum(36)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Schaft Creek (DEV)	3.5% NPI	Copper Fox/Teck	Canada	1,037.054	0.02%	373.340

1.

Reserves have been reported by the operators of record as of December 31, 2018, with the exception of the following properties where reserves have been reported by the operators of record or their predecessors in interest and are unadjusted for production since these dates: La India - January 25, 2019; Don Mario - September 30, 2018; Gwalia Deeps, King of the Hills, Meekatharra, South Laverton and Wembley Durack - June 30, 2018; Relief Canyon - May 24, 2018; Khoemacau - April 17, 2018; El Toqui - February 28, 2018; Pine Cove, Taparko and Williams - December 31, 2017; Jaguar Nickel - June 30, 2017; Bald Mountain, Gold Hill, Inata, Robinson and Southern Cross - December 31, 2016; Back River - August 15, 2015; Hasbrouck Mountain - June 3, 2015; La Fortuna, Pinson and Ruby Hill - December 31, 2014; Schaft Creek - December 31, 2012; Don Nicolas - December 31, 2011; and Balcooma - June 30, 2011.

2.

Gold reserves were calculated by the operators at the following per ounce prices:  A$1,650 - Meekatharra and King of the Hills; A$1,600 - Southern Cross and South Laverton; $1,600 - Pine Cove; $1,366 - Schaft Creek; A$1,350 - Gwalia Deeps; $1,300 - Dolores, La Fortuna, Mara Rosa and Pinson; $1,275 - Rainy River; $1,250 - Andacollo, Back River, Don Mario, El Limon, Inata, La India, Marigold, Mount Milligan, Prestea, Robinson, Taparko, Wassa and Wharf; $1,230 - Holt; $1,225 - Hasbrouck Mountain; $1,200 - Bald Mountain, Canadian Malartic, Cortez, Gold Hill, Goldstrike, Leeville, Peñasquito, Pueblo Viejo, Twin Creek and Williams; $1,150 - LaRonde Zone 5; and $1,100 - Don Nicolas and Ruby Hill. No gold price was reported for Balcooma, Jaguar Nickel, Kutcho Creek or Wembley Durack.

3.

Set forth below are the definitions of proven and probable reserves used by the U.S. Securities and Exchange Commission.  “Reserve” is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. “Proven (Measured) Reserves” are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well established. “Probable (Indicated) Reserves” are reserves for which the quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

5.

The reserves reported are either estimates received from the various operators or are based on information provided to Royal Gold or are derived from publicly available information from the operators of the various properties including National Instrument 43-101 or JORC Code reports filed by operators. Royal Gold is not able to reconcile the reserve estimates prepared in reliance on National Instrument 43-101 or JORC Code with definitions of the U.S. Securities and Exchange Commission.

6.	“Contained ounces” or “contained pounds” do not take into account recovery losses in mining and processing the ore.
7.

NSR sliding-scale schedule (price of gold per ounce - royalty rate): Below $375 - 1.75%; >$375 to $400 - 2.0%; >$400 to $425 - 2.25%; >$425 - 2.5%. All price points are stated in 1986 dollars and are subject to adjustment in accordance with a blended index comprised of labor, diesel fuel, industrial commodities and mining machinery.

8.

GSR1 and GSR2 sliding-scale schedule (price of gold per ounce - royalty rate): Below $210 - 0.40%; $210 to $229.99 - 0.50%; $230 to $249.99 - 0.75%; $250 to $269.99 - 1.30%; $270 to $309.99 - 2.25%; $310 to $329.99 - 2.60%; $330 to $349.99 - 3.00%; $350 to $369.99 - 3.40%; $370 to $389.99 - $3.75%; $390 to $409.99 - 4.0%; $410 to $429.99 - 4.25%; $430 to $449.99 - 4.50%; $450 to $469.99 - 4.75%; $470 and higher - 5.00%.

9.	NVR1C is the Crossroads portion of NVR1.
10.	The royalty is capped at $10 million. As of June 30, 2019, royalty payments of approximately $6.88 million have been received.
11.

The 1.0% to 2.0% sliding-scale NSR royalty will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The 0.6% to 0.9% NSR sliding-scale schedule (price of gold per ounce - royalty rate): Below $300 - 0.6%; $300 to $350 - 0.7%; > $350 to $400 - 0.8%; > $400 - 0.9%. The silver royalty rate is based on the price of gold.

12.	The 0.6% to 0.9% sliding-scale NSR applies to the M-ACE claims. The operator did not break out reserves or resources subject to the M-ACE claims royalty.
13.	Royalty only applies to Section 29 which currently holds about 95% of the reserves reported for the property.
14.	A Cordilleran royalty of 5% NSR applies to a portion of Section 28.
15.

Different Rayrock royalty rates apply to Sections 28, 32 and 33; these rates vary depending on pre-existing royalties. The Rayrock royalties take effect once 200,000 ounces of gold have been produced from open pit mines on the property. As of June 30, 2019, approximately 103,000 ounces have been produced.

16.	Reserves represent Royal Gold's interest based on our royalty ground covering approximately 69% of the resource footprint by area.
17.	NSR sliding-scale schedule (price of gold per ounce - royalty rate): $0.00 to under $350 - 0.0%; $350 to under $400 - 0.5%; $400 to under $500 - 1.0%; $500 or higher - 2.0%.
18.	Goose Lake royalty applies to production above 400,000 ounces.
19.	NSR sliding-scale schedule (price of gold per ounce - royalty rate): $0.00 to $350 - 1.0%; above $350 - 1.5%.
20.

Centerra Gold will deliver 35% of payable gold produced, subject to a fixed payable percentage of 97%, and 18.75% of payable copper produced, subject to a minimum payable percentage of 95%. The purchase price for gold is equal to the lesser of $435 per ounce delivered or the prevailing market price and the purchase price for copper is 15% of the spot price per metric tonne delivered. As of June 30, 2019, approximately 456,700 ounces of payable gold and 22.1 million pounds of payable copper have been delivered.

21.

New Gold will deliver: (a) gold in amounts equal to 6.50% of gold produced until 230,000 ounces have been delivered, and 3.25% of gold produced thereafter, and (b) silver in amounts equal to 60% of silver produced until 3.10 million ounces have been delivered, and 30% of silver produced thereafter, in each case at a purchase price equal to 25% of the spot price per ounce delivered. As of June 30, 2019, approximately 23,600 ounces of payable gold and 234,800 ounces of payable silver have been delivered.

22.

Teck will deliver gold in amounts equal to 100% of payable gold until 900,000 ounces have been delivered, and 50% of payable gold thereafter, subject to a fixed payable percentage of 89%, at a purchase price equal to 15% of the monthly average gold price for the month preceding the delivery date for each ounce delivered. As of June 30, 2019, approximately 193,000 ounces of payable gold have been delivered.

23.	The royalty covers approximately 30% of the La Fortuna deposit. Reserves attributable to Royal Gold's royalty represent 3/7 of Newmont Goldcorp's reporting of 70% of the total reserve.
24.

Barrick will deliver: (a) gold in amounts equal to 7.50% of Barrick’s 60% interest in gold produced until 990,000 ounces have been delivered, and 3.75% of Barrick’s 60% interest in gold produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 550,000 ounces have been delivered, and 60% of the spot price per ounce delivered thereafter; and (b) silver in amounts equal to 75% of Barrick’s 60% interest in silver produced, subject to a minimum silver recovery of 70%, until 50 million ounces have been delivered, and 37.50% of Barrick’s 60% interest in silver produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce delivered thereafter. As of June 30, 2019, approximately 181,000 ounces of payable gold and 6.2 million ounces of payable silver have been delivered.

25.

At Paddy's Flat an additional royalty of A$10 per ounce applies on production above 50,000 ounces; At Reedy's an additional 1.5% to 2.5% NSR sliding-scale royalty pays at a rate of 1.5% for the first 75,000 ounces produced in any 12-month period and at a rate of 2.5% on production above 75,000 ounces during that 12-month period and a 1.0% NSR royalty applies to the Rand area only. At Yaloginda the royalty is 0.45% NSR.

26.

There is a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

27.

Golden Star will deliver 10.5% of payable gold produced until 240,000 ounces have been delivered from Wassa and Prestea, and 5.5% of gold produced thereafter. The purchase price for gold ounces delivered is 20% of the spot gold price until the threshold has been met, and 30% of the spot gold price thereafter. As of June 30, 2019, approximately 89,600 ounces have been delivered from Wassa and Prestea.

28.

Silver reserves were calculated by the operators at the following prices per ounce: $25.96 - Schaft Creek; $25.00 - Don Nicolas; $20.00 - Gold Hill; $18.50 - Dolores; $18.00 - Peñasquito; $17.50 - Hasbrouck Mountain; $17.00 - Rainy River; $16.50 - Pueblo Viejo; and $15.00 - Don Mario and Khoemacau. No silver price was reported for Balcooma, Jaguar Nickel or Kutcho Creek.

29.

When production commences, Cupric will deliver 80% of payable silver produced, subject to a fixed payable percentage of 90%. At Cupric’s option and subject to various conditions, Royal Gold will have the option to purchase up to an additional 20% of the payable silver. The stream rate will drop by 50% upon the delivery of 32 million ounces of silver at the 80% stream level, and 40 million ounces of silver at the 100% stream level if the option is fully exercised. The purchase price is 20% of the spot price of silver. Depending on the achievement by Cupric of mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), Royal Gold will pay higher ongoing cash payments for ounces delivered in excess of specific annual thresholds.

30.

Copper reserves were calculated by the operators at the following prices per pound: $3.52 -Schaft Creek; $3.00 - Andacollo, La Fortuna and Mount Milligan; $2.95 - Robinson; $2.75 - Las Cruces; $2.76 - Voisey's Bay; and $2.50 - Don Mario. No copper reserve price was reported for Balcooma, Jaguar Nickel or Kutcho Creek.

31.	Lead reserve price was calculated by the operators at the following prices per pound: $0.95 - Peñasquito. No lead reserve price was reported for Balcooma.
32.

Zinc reserve price was calculated by the operators at the following prices per pound: 1.15 – Peñasquito; and $0.95 - El Toqui.  No zinc reserve price was reported for Balcooma, Jaguar Nickel or Kutcho Creek.

33.	NSR sliding-scale schedule (price of zinc per pound - royalty rate): Below $0.50 - 0.0%; $0.50 to below $0.55 - 1.0%; $0.55 to below $0.60 - 2.0%; $0.60 or higher - 3.0%
34.	Nickel reserve price was calculated by the operator at the following price per pound: $5.01 - Voisey's Bay.
35.	Cobalt reserve price was calculated by the operator at the following price per pound: $24.69 - Voisey's Bay.
36.	Molybdenum reserve price was calculated by the operator at the following price per pound: $15.30 - Schaft Creek.

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

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

As of July 31, 2019, there were 744 stockholders of record of our common stock.

		Sales Prices
Fiscal Year:		High	Low
2019	First Quarter (July, Aug., Sept.—2018)	$98.53	$71.91
	Second Quarter (Oct., Nov., Dec.—2018)	$85.67	$70.16
	Third Quarter (Jan., Feb., Mar.—2019)	$94.49	$80.72
	Fourth Quarter (April, May, June—2019)	$102.62	$80.65

2018	First Quarter (July, Aug., Sept.—2017)	$94.39	$76.15
	Second Quarter (Oct., Nov., Dec.—2017)	$90.13	$78.25
	Third Quarter (Jan., Feb., Mar.—2018)	$90.51	$78.78
	Fourth Quarter (April, May, June—2018)	$93.50	$85.15

Dividends

We have paid a cash dividend on our common stock for each year beginning in calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors including prevailing gold and other metal prices, economic market conditions and funding requirements for future opportunities or operations.

For calendar year 2019, our annual dividend is $1.06 per share of common stock.  We paid the first payment of $0.265 per share on January 18, 2019, to common stockholders of record at the close of business on January 4, 2019.  We paid the second payment of $0.265 per share on April 19, 2019, to common stockholders of record at the close of business on April 5, 2019.  We paid the third payment of $0.265 per share on July 19, 2019, to common stockholders of record at the close of business on July 5, 2019.  Subject to board approval, we anticipate paying the fourth payment of $0.265 per share on October 18, 2019, to common shareholders of record at the close of business on October 4, 2019.

For calendar year 2018, our annual dividend was $1.00 per share of common stock, paid on a quarterly basis of $0.25 per share. For calendar year 2017, our annual dividend was $0.96 per share of common stock, paid on a quarterly basis of $0.24 per share.

ITEM 6.   SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
	(Amounts in thousands, except per share data)
Revenue(1)	$423,056	$459,042	$440,814	$359,790	$278,019
Operating income (loss)(2)	$140,707	$(74,535)	$145,942	$4,816	$87,235
Net income (loss)	$89,079	$(119,351)	$92,425	$(82,438)	$52,678
Net income (loss) available to Royal Gold common stockholders	$93,825	$(113,134)	$101,530	$(77,149)	$51,965
Net income (loss) per share available to Royal Gold common stockholders:
Basic	$1.43	$(1.73)	$1.55	$(1.18)	$0.80
Diluted	$1.43	$(1.73)	$1.55	$(1.18)	$0.80
Dividends declared per common share(3)	$1.05	$0.99	$0.95	$0.91	$0.87

	As of June 30,
	2019	2018	2017	2016	2015
	(Amounts in thousands)
Stream and royalty interests, net	$2,339,316	$2,501,117	$2,892,256	$2,848,087	$2,083,608
Total assets	$2,544,151	$2,682,016	$3,094,065	$3,069,729	$2,914,474
Debt	$214,554	$351,027	$586,170	$600,685	$313,869
Total liabilities	$373,698	$540,747	$773,801	$783,844	$503,981
Total Royal Gold stockholders’ equity	$2,136,681	$2,102,167	$2,275,377	$2,229,016	$2,353,122

(1)

Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 8%  decrease in revenue during fiscal year 2019 when compared to fiscal year 2018 and the 4% increase in revenue during fiscal year 2018 when compared to fiscal year 2017.

(2)

Please refer to Note 4 of the notes to consolidated financial statements for discussion on the impairment recognized at Pascua-Lama, which was attributable for the operating loss during our fiscal year 2018.

(3)

The 2019, 2018, 2017, 2016 and 2015 calendar year dividends were $1.06, $1.00, $0.96, $0.92 and $0.88, respectively, as approved by our board of directors. Please refer to Item 5 of this report for further information on our dividends.

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

We manage our business under two segments:

Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of June 30, 2019, we owned seven stream interests, which are on six producing properties and two development stage properties.  Our stream interests accounted for approximately 72% and 71% of our total revenue for the fiscal years ended June 30, 2019 and 2018, respectively.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests—Royalties are non‑operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. As of

June 30, 2019, we owned royalty interests on 35 producing properties, 14 development stage properties and 129 exploration stage properties, of which we consider 47 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 28% and 29% of our total revenue for the fiscal years ended June 30, 2019 and 2018, respectively.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and except for our interest in the Peak Gold JV, we are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

In the ordinary course of business, we engage in a continual review of opportunities to acquire existing stream and royalty interests, to establish new streams and royalties on operating mines, to create new stream and royalty interests through the financing of mine development or exploration, or to acquire companies that hold stream and royalty interests.  We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, our analysis of technical, financial, legal and other confidential information of particular opportunities, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the price of silver and copper, together with the amounts of production from our producing stage stream and royalty interests.  For the fiscal years ended June 30, 2019,  2018 and 2017, gold, silver, and copper price averages and percentage of revenue by metal were as follows:

	Fiscal Year ended
	June 30, 2019		June 30, 2018		June 30, 2017
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,263	78%	$1,297	77%	$1,259	85%
Silver ($/ounce)	$15.00	9%	$16.72	9%	$17.88	8%
Copper ($/pound)	$2.79	9%	$3.06	11%	$2.44	5%
Other	N/A	4%	N/A	3%	N/A	2%

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2019

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2019.  In some instances, an operator may revise its original calendar year guidance throughout the year.  The following table shows such production estimates for our principal producing properties for calendar 2019 as well as the actual production reported to us by the various operators through June 30, 2019.  The estimates and production reports are prepared by the operators.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2019

Principal Producing Properties

	Calendar 2019 Operator’s Production			Calendar 2019 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	62,000			26,300
Mount Milligan(4)	155,000 - 175,000			81,800
Copper			65 - 75 million			31.8 million
Pueblo Viejo(5)	550,000 - 600,000	N/A		272,000	N/A
Rainy River(6)	245,000 - 270,000	245,000 - 270,000		127,600	126,500
Wassa(7)	150,000 - 160,000			80,300
Royalty:
Cortez GSR1	102,000			62,000
Cortez GSR2	98,000			7,600
Cortez GSR3	199,000			69,600
Cortez NVR1	168,200			58,800
Peñasquito(8)	165,000	25 million		12,000	1.7 million
Lead			180 million			12 million
Zinc			245 million			25 million

(1)

Production estimates received from our operators are for calendar 2019.  There can be no assurance that production estimates received from our operators will be achieved.  Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2019 through June 30, 2019, unless otherwise noted in footnotes to this table.
(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.
(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.
(5)

The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo.  The operator did not provide estimated or actual silver production.

(6)	The estimated and actual production figures shown for Rainy River are produced gold and silver in doré.
(7)	The estimated and actual production figures shown for Wassa is payable gold in doré.
(8)

The estimated and actual gold and silver production figures shown for Peñasquito are payable gold in concentrate and doré.  The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate. The estimated production figures shown are for the period April 18, 2019 through December 31, 2019, while actual production figures shown are for the period April 18, 2019 through June 30, 2019, per the operator.

Historical Production

The following table discloses historical production for the past three fiscal years for the principal producing properties that are subject to our stream and royalty interests, as reported to us by the operators of the mines.  We do not participate in the preparation or calculation of the operators’ production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.

Historical Production(1) by Stream and Royalty Interest

Principal Producing Properties

For the Fiscal Years Ended June 30, 2019,  2018 and 2017

Stream/Royalty	Metal	2019		2018		2017
Stream:
Mount Milligan	Gold	61,700	oz.	77,700	oz.	103,400	oz.
	Copper	8.3	Mlbs.	10.4	Mlbs.	2.6	Mlbs.
Andacollo	Gold	55,000	oz.	44,400	oz.	47,800	oz.
Pueblo Viejo	Gold	41,000	oz.	49,200	oz.	50,700	oz.
	Silver	2.1	Moz.	1.9	Moz.	1.6	Moz.
Wassa	Gold	17,500	oz.	12,500	oz.	10,800	oz.
Rainy River	Gold	15,800	oz.	6,000	oz.	N/A
	Silver	144,700	oz.	53,600	oz.	N/A
Royalty:
Peñasquito	Gold	158,800	oz.	375,800	oz.	556,300	oz.
	Silver	16.4	Moz.	20.9	Moz.	20.7	Moz.
	Lead	117.4	Mlbs.	122.2	Mlbs.	125.2	Mlbs.
	Zinc	216.2	Mlbs.	348.5	Mlbs.	317.8	Mlbs.
Cortez GSR1	Gold	84,600	oz.	76,300	oz.	62,900	oz.
Cortez GSR2	Gold	12,100	oz.	1,400	oz.	1,300	oz.
Cortez GSR3	Gold	96,700	oz.	77,700	oz.	64,200	oz.
Cortez NVR1	Gold	77,400	oz.	42,100	oz.	32,600	oz.

(1)

Historical production relates to the amount of metal sales, subject to our stream and royalty interests for each fiscal year presented, as reported to us by the operators of the mines, and may differ from stream deliveries and royalty production discussed in Item 2, Properties, or from the operators’ public reporting.

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

We rely on reserve estimates reported by the operators of the properties on which we hold stream and royalty interests.  These estimates and the underlying assumptions affect the potential impairments of long‑lived assets and the ability to realize income tax benefits associated with deferred tax assets.  These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings.  On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions.  Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

Stream and Royalty Interests in Mineral Properties and Related Depletion

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties.  The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the Accounting Standards Codification (“ASC”) guidance.

Production stage stream and royalty interests are depleted using the units of production method over the life of the mineral property (as stream sales occur or royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator.  Development stage mineral properties, which are not yet in production, are not depleted until the property begins production.  Exploration stage mineral properties, where there are no proven and probable reserves, are not depleted.  At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the mineral property is depleted over its life, using proven and probable reserves.  Exploration costs are expensed when incurred.

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

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties.  It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests.  Refer to Note 4 of the notes to consolidated financial statements for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2019.

Revenue

Revenue is recognized pursuant to current guidance in ASC 606.  Under current ASC 606 guidance, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers.  The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement.  A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed below.

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

Metal Sales

Gold, silver and copper received under our metal streaming agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts.  The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between 10 days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales activity in effect at the time) commencing shortly after receipt and purchase of the metal.  Temporary modifications may be made to our metal sales guidelines from time to time as required to meet the needs of the Company.  Revenue from gold, silver and copper sales is recognized on the date of the settlement, which is also the date that title to the metal passes to the purchaser.

Cost of Sales

Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

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

Liquidity and Capital Resources

Overview

At June 30, 2019, we had current assets of $154.7 million compared to current liabilities of $33.6 million resulting in working capital of $121.1 million and a current ratio of 5 to 1.  This compares to current assets of $125.8 million and current liabilities of $51.4 million at June 30, 2018, resulting in working capital of $74.4 million and a current ratio of approximately 2 to 1.  The increase in our current ratio was primarily attributable to an increase in our cash and equivalents, which is discussed further below under “Summary of Cash Flows.”

During the fiscal year ended June 30, 2019, liquidity needs were met from $253.2 million in net cash provided by operating activities and our available cash resources.  As of June 30, 2019, the Company had $780 million available and $220 million outstanding under its revolving credit facility.  Working capital, combined with available capacity under the Company’s revolving credit facility, resulted in approximately $900 million of total liquidity at June 30, 2019.  Refer to Note 5 of our notes to consolidated financial statements and below (“Recent Liquidity and Capital Resource Developments”) for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including the conditional funding schedule in connection with the Khoemacau silver stream acquisition.  Our long-term capital requirements are primarily affected by our ongoing acquisition activities.  The Company currently, and generally at any time, has acquisition opportunities in various stages of active review.  In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part I, Item 1A of this report for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Convertible Senior Notes Due 2019

The 2019 Notes matured on June 15, 2019 and the Company settled the $370 million aggregate principal amount plus accrued and unpaid interest with its available cash resources, primarily from our available revolving credit facility.

Revolving Credit Facility Amendment

On June 3, 2019, the Company entered into a second amendment to our revolving credit facility dated as of June 2, 2017.  The amendment extended the scheduled maturity date from June 2, 2022 to June 3, 2024 and reduced certain interest rates and fees to be paid by the Company.

Dividend Increase

On November 13, 2018, we announced an increase in our annual dividend for calendar 2019 from $1.00 to $1.06, payable on a quarterly basis of $0.265 per share.  The newly declared dividend is 6.0% higher than the dividend paid during calendar 2018.  Royal Gold has steadily increased its annual dividend since calendar 2001.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $253.2 million for the fiscal year ended June 30, 2019, compared to $328.8 million for the fiscal year ended June 30, 2018.  The decrease is primarily due to higher income taxes paid of $47.5 million over the prior period and a decrease in proceeds received from our stream and royalty interests, net of production taxes and cost of sales, of approximately $26.6 million.  The increase in cash taxes paid during the current period is primarily attributable to an increase in required estimated tax payments made to various taxing authorities and an increase in prior fiscal year earnings at certain foreign subsidiaries, which corresponding tax payments were made within the current period.

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

Investing Activities

Net cash used in investing activities totaled $5.6 million for the fiscal year ended June 30, 2019, compared to cash used in investing activities of $10.6 million for the fiscal year ended June 30, 2018.  The decrease in cash used in investing activities is due to a decrease in acquisitions of stream and royalty interests in mineral properties and purchases of equity securities when compared to the prior fiscal year.

Net cash used in investing activities totaled $10.6 million for the fiscal year ended June 30, 2018, compared to $200.1 million for the fiscal year ended June 30, 2017. The decrease in cash used in investing activities is due to a decrease in acquisitions of stream and royalty interests in mineral properties when compared to the fiscal year ended June 30, 2017.

Financing Activities

Net cash used in financing activities totaled $216.9 million for the fiscal year ended June 30, 2019, compared to cash used in financing activities of $315.3 million for the fiscal year ended June 30, 2018.  The decrease in cash used in financing activities is primarily due to a decrease in debt repayments (net of borrowings) when compared to the prior fiscal year.

Net cash used in financing activities totaled $315.3 million for the fiscal year ended June 30, 2018, compared to cash used in financing activities of $97.5 million for the fiscal year ended June 30, 2017. The increase in cash used in financing activities is primarily due to increased repayment of amounts outstanding under our revolving credit facility when compared to the fiscal year ended June 30, 2017.

Contractual Obligations

Our contractual obligations as of June 30, 2019, are as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Revolving credit facility(1)	$260,023	$446	$22,086	$237,491	$—

(1)	Amounts represent principal ($220 million) and estimated interest payments ($40.0 million) assuming no early extinguishment.

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

Results of Operations

Fiscal Year Ended June 30, 2019, Compared with Fiscal Year Ended June 30, 2018

For the fiscal year ended June 30, 2019, we recorded net income attributable to Royal Gold stockholders of $93.8 million, or $1.43 per basic share and $1.43 per diluted share, as compared to a net loss attributable to Royal Gold stockholders of $113.1 million, or $1.73 per basic and diluted share, for the fiscal year ended June 30, 2018.  The increase in our earnings per share, when compared to the prior period, was attributable to prior period impairment charges of approximately $239.4 million, primarily on our royalty interest at Pascua-Lama, as discussed further in Note 4 of our notes to consolidated financial statements.  The effect of the impairment charges during the prior period was $2.68 per basic share, after taxes. Our current period earnings per share were impacted by a decrease in our revenue and losses on changes in fair value on our equity securities, both discussed further below.

For the fiscal year ended June 30, 2019, we recognized total revenue of $423.1 million, which is comprised of stream revenue of $305.8 million and royalty revenue of $117.2 million, at an average gold price of $1,263 per ounce, an average silver price of $15.00 per ounce and an average copper price of $2.79 per pound, compared to total revenue of $459.0 million, which is comprised of stream revenue of $324.5 million and royalty revenue of $134.5 million, at an average gold price of $1,297 per ounce, an average silver price of $16.72 per ounce and an average copper price of $3.06 per pound, for the fiscal year ended June 30, 2018.

Revenue and the corresponding production, attributable to our stream and royalty interests, for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Fiscal Years Ended June 30, 2019 and 2018

(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year Ended			Fiscal Year Ended
		June 30, 2019			June 30, 2018
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$101,010			$133,534
	Gold		61,700	oz.		77,700	oz.
	Copper		8.3	Mlbs.		10.4	Mlbs.
Pueblo Viejo		$82,844			$95,055
	Gold		41,000	oz.		49,200	oz.
	Silver		2.1	Moz.		1.9	Moz.
Andacollo	Gold	$69,264	55,000	oz.	$57,413	44,400	oz.
Rainy River		$22,142			$8,710
	Gold		15,800	oz.		6,000	oz.
	Silver		144,700	oz.		53,600	oz.
Wassa	Gold	$22,098	17,500	oz.	$16,151	12,500	oz.
Other(3)	Gold	$8,466	6,800	oz.	$13,653	10,500	oz.
Total stream revenue		$305,824			$324,516

Royalty(2):
Peñasquito		$13,865			$25,886
	Gold		158,800	oz.		375,800	oz.
	Silver		16.4	Moz.		20.9	Moz.
	Lead		117.4	Mlbs.		122.2	Mlbs.
	Zinc		216.2	Mlbs.		348.5	Mlbs.
Cortez	Gold	$11,383	96,700	oz.	$8,155	77,700	oz.
Other(3)	Various	$91,984	N/A		$100,485	N/A
Total royalty revenue		$117,232			$134,526
Total revenue		$423,056			$459,042

(1)

Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the twelve months ended June 30, 2019 and 2018, and may differ from the operators’ public reporting.

(2)	Refer to Item 2, Properties, for further discussion on our principal stream and royalty interests.
(3)	Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue for the fiscal year ended June 30, 2019, compared with the fiscal year ended June 30, 2018, resulted primarily from a decrease in our stream revenue and a decrease in the average gold, silver and copper prices.  The decrease in our stream revenue was primarily attributable to a decrease in gold and copper sales at Mount Milligan and a decrease in gold sales at Pueblo Viejo.  These decreases were partially offset by higher metal sales at Andacollo and Rainy River.  The decrease in metal sales at Mount Milligan was anticipated based on previously announced news from Centerra and as reported earlier by the Company.

Gold and silver ounces and copper pounds purchased and sold during the fiscal years ended June 30, 2019 and 2018, as well as gold, silver and copper in inventory as of June 30, 2019 and 2018, for our stream interests were as follows:

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2019		June 30, 2018		June 30, 2019	June 30, 2018
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	68,500	61,700	78,000	77,700	7,100	300
Andacollo	51,900	55,000	51,700	44,400	4,300	7,400
Pueblo Viejo	41,200	41,000	45,400	49,200	9,500	9,200
Wassa	16,600	17,500	14,500	12,500	1,500	2,500
Rainy River	16,800	15,800	6,800	5,900	1,800	800
Other	5,700	6,800	11,400	10,500	400	1,400
Total	200,700	197,800	207,800	200,200	24,600	21,600

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2019		June 30, 2018		June 30, 2019	June 30, 2018
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	2,007,000	2,071,700	1,886,737	1,883,300	475,600	540,200
Rainy River	148,900	144,700	85,900	53,600	36,500	32,300
Total	2,155,900	2,216,400	1,972,637	1,936,900	512,100	572,500

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2019		June 30, 2018		June 30, 2019	June 30, 2018
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	9.1	8.3	10.4	10.4	0.8	—

Our royalty revenue decreased during the fiscal year ended June 30, 2019, compared with the fiscal year ended June 30, 2018,  primarily due to a decrease in production at Peñasquito and a decrease in the average gold, silver and copper prices.  Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

Cost of sales decreased to $77.5 million for the fiscal year ended June 30, 2019, from $83.8 million for the fiscal year ended June 30, 2018.  The decrease was primarily due to decreased gold and copper sales from Mount Milligan and a decrease in gold sales from Pueblo Viejo, partially offset by an increase in gold sales from Rainy River and Andacollo.  Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

General and administrative expenses decreased to $30.5 million for the fiscal year ended June 30, 2019, from $35.5 million for the fiscal year ended June 30, 2018.  The decrease during the current period was primarily due to a decrease in legal costs attributable to settlement of the Voisey’s Bay royalty calculation dispute as discussed further in Part I, Item 1, Business.

Production taxes increased to $4.1 million for the fiscal year ended June 30, 2019, from $2.3 million for the fiscal year ended June 30, 2018.  The increase is primarily due to an increase in mining proceeds tax associated with our Voisey’s Bay royalty, which resulted from increased revenue from the Voisey’s Bay royalty during the current period.

On July 1, 2018, the Company adopted new Accounting Standards Update (“ASU”) guidance which impacts how we recognize changes in fair value on our equity securities at each reporting period.  As a result of the new ASU guidance, the Company recognized a loss on changes in fair value of equity securities of approximately $6.8 million for the fiscal year ended June 30, 2019.  Refer to Note 2 of our notes to consolidated financial statements for further detail.  The new guidance could increase our earnings volatility.

Interest and other income decreased to $2.3 million for the fiscal year ended June 30, 2019, from $4.2 million for the fiscal year ended June 30, 2018.  In June 2018, Golden Star repaid its $20 million term loan facility with Royal Gold, thus reducing interest income during the current period.

Interest and other expense decreased to $29.7 million for the fiscal year ended June 30, 2019, from $34.2 million for the fiscal year ended June 30, 2018.  The decrease was primarily attributable to lower interest expense as a result of a decrease in average amounts outstanding under our revolving credit facility during the current period when compared to the prior period.

During the fiscal year ended June 30, 2019, we recognized income tax expense totaling $17.5 million compared with $14.8 million during the fiscal year ended June 30, 2018.  This resulted in an effective tax rate of 16.4% during the current period, compared with (14.1%) in the prior period.  The effective tax rate for the fiscal year ended June 30, 2019 was primarily impacted by discrete true-ups related to the Tax Cuts and Jobs Act (the “Act”) partially offset by the implementation of the global intangible low-taxed income (“GILTI”) tax regime.  The effective tax rate for the fiscal year ended June 30, 2018 was impacted by discrete period expense recorded during the December 2017 quarter related to the impacts of the Act, a one-time non-cash functional currency election, partially offset by discrete benefits related to impairment charges.

Fiscal Year Ended June 30, 2018, Compared with Fiscal Year Ended June 30, 2017

For the fiscal year ended June 30, 2018, we recorded a net loss attributable to Royal Gold stockholders of $113.1 million, or $1.73 per basic share and diluted share, as compared to net income attributable to Royal Gold stockholders of $101.5 million, or $1.55 per basic and diluted share, for the fiscal year ended June 30, 2017.  The decrease in our earnings per share was attributable to impairment charges of approximately $239.4 million primarily on our royalty interest at Pascua-Lama, as discussed further in Note 4 of our notes to consolidated financial statements, during the three months ended March 31, 2018.  This decrease was partially offset by an increase in our revenue, which is discussed below.  The effect of the impairment charges during the current year, was $2.68 per basic share, after taxes.  The decrease in our earnings per share was also attributable to an increase in our income tax expense due to the impacts of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.  The combined effect of the Act and the non-cash functional currency election for income tax purposes was additional income tax expense of approximately $30.7 million and $18.3 million, respectively, or $0.47 and $0.25 per basic share, respectively, during the fiscal year ended June 30, 2018.

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

Revenue and the corresponding production, attributable to our stream and royalty interests, for the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Fiscal Years Ended June 30, 2018 and 2017

(In thousands, except reported production in ozs. and lbs.)

		Fiscal Year ended			Fiscal Year ended
		June 30, 2018			June 30, 2017
			Reported				Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue		Production(1)
Stream (2):
Mount Milligan		$133,534				$136,736
	Gold		77,700	oz.			103,400	oz.
	Copper		10.4	Mlbs.			2.6	Mlbs.
Pueblo Viejo		$95,055				$91,589
	Gold		49,200	oz.			50,700	oz.
	Silver		1.9	Moz.			1.6	Moz.
Andacollo	Gold	$57,413	44,400	oz.		$60,251	47,800	oz.
Wassa	Gold	$16,151	23,000	oz.		$13,457	10,800	oz.
Rainy River		$8,710			$	N/A
	Gold		6,000	oz.			N/A
	Silver		53,600	oz.			N/A
Other(3)		$13,653				$11,978
	Gold		10,500	oz.			9,600	oz.
Total stream revenue		$324,516				$314,011

Royalty:
Peñasquito		$25,886				$26,687
	Gold		375,800	oz.			556,300	oz.
	Silver		20.9	Moz.			20.7	Moz.
	Lead		122.2	Mlbs.			125.2	Mlbs.
	Zinc		348.5	Mlbs.			317.8	Mlbs.
Cortez	Gold	$8,155	77,700	oz.		$6,504	64,200	oz.
Other(3)	Various	$100,485	N/A			$93,612	N/A
Total royalty revenue		$134,526				$126,803
Total revenue		$459,042				$440,814

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

The increase in our total revenue for the fiscal year ended June 30, 2018, compared with the fiscal year ended June 30, 2017, resulted primarily from an increase in our stream revenue and an increase in the average gold and copper prices.  The increase in our stream revenue was primarily attributable to new gold and silver production from our Rainy River stream, an increase in gold sales at Wassa and increased copper sales at Mount Milligan, partially offset by lower gold sales at Mount Milligan and Andacollo.  Silver deliveries from Rainy River began during our December 2017 quarter with silver sales beginning in the March 2018 quarter.  Copper deliveries from Mount Milligan began during our June 2017 quarter.

Gold and silver ounces and copper pounds purchased and sold during the fiscal year ended June 30, 2018 and 2017, as well as gold, silver and copper in inventory as of June 30, 2018 and 2017, for our stream interests were as follows:

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2018		June 30, 2017		June 30, 2018	June 30, 2017
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	78,000	77,700	96,000	103,400	300	100
Andacollo	51,700	44,400	47,900	47,800	7,400	100
Pueblo Viejo	45,400	49,200	52,600	50,700	9,200	12,900
Wassa	14,500	12,500	10,400	10,800	2,500	500
Rainy River	6,800	5,900	—	—	800	—
Other	11,400	10,500	9,500	9,500	1,400	500
Total	207,800	200,200	216,400	222,200	21,600	14,100

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2018		June 30, 2017		June 30, 2018	June 30, 2017
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1,886,737	1,883,300	1,776,200	1,563,100	540,200	536,800
Rainy River	85,900	53,600	—	—	32,300	—
Total	1,972,637	1,936,900	1,776,200	1,563,100	572,500	536,800

	Fiscal Year Ended		Fiscal Year Ended		As of	As of
	June 30, 2018		June 30, 2017		June 30, 2018	June 30, 2017
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	10.4	10.4	2.6	2.6	—	—

Our royalty revenue increased during the fiscal year ended June 30, 2018, compared with the fiscal year ended June 30, 2017, primarily due to an increase in the average gold and copper prices and increased gold production at Cortez.  Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

Cost of sales were approximately $83.8 million for the fiscal year ended June 30, 2018, compared to $87.3 million for the fiscal year ended June 30, 2017.  The decrease was primarily due to decreased gold sales from Mount Milligan and Andacollo.  Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

General and administrative expenses increased to $35.5 million for the fiscal year ended June 30, 2018, from $33.4 million for the fiscal year ended June 30, 2017.  The increase during the fiscal year ended June 30, 2018 was primarily due to an increase in legal and litigation costs.

Exploration costs decreased to $8.9 million for the fiscal year ended June 30, 2018, from $12.9 million for the fiscal year ended June 30, 2017.  Exploration costs are specific to the exploration and advancement of the Peak Gold JV, as discussed further in Note 2 of the notes to consolidated financial statements.

Depreciation, depletion and amortization expense increased to $163.7 million for the fiscal year ended June 30, 2018, from $159.6 million for the fiscal year ended June 30, 2017.  The increase was primarily attributable to increased gold sales from our Wassa gold stream.

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

Interest and other income decreased to $4.2 million for the fiscal year ended June 30, 2018, from $9.3 million for the fiscal year ended June 30, 2017.  The decrease was primarily due to a gain recognized ($3.4 million) on consideration received as part of the termination of our Phoenix Gold Project streaming interest during the fiscal year ended June 30, 2017.  The decrease in interest and other income was also due to consideration received as part of a legal settlement and termination of a non-principal royalty of approximately $2.8 million during the fiscal year ended June 30, 2017.

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

During the fiscal year ended June 30, 2018, we recognized income tax expense totaling $14.8 million compared with $26.4 million during the fiscal year ended June 30, 2017.  This resulted in an effective tax rate of (14.1%) during the fiscal year ended June 30, 2018, compared with 22.2% during the fiscal year ended June 30, 2017.  The increase in the effective tax rate for the fiscal year ended June 30, 2018 is primarily attributable to the effects of the Act and a non-cash functional currency election at certain of our Canadian subsidiaries.

Forward‑Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding the impact of recently adopted or issued accounting standards; the expected schedule for making advance payments pursuant to the Khoemacau Copper Project stream agreement and the funding of such payments; application of the royalty on production from Voisey’s Bay to a percentage of gross metal value in concentrates; the results of the PEA for the Peak Gold Project and the results of efforts to identify options with respect to the Company’s interests in the Peak Gold Project; expectations concerning the proportion of total revenue to come from stream and royalty interests; estimates pertaining to timing, commencement and volume of production from the operators of properties where we hold stream and royalty interests and comparisons of estimates to actual production; statements related to ongoing developments and expected developments at properties where we hold stream and royalty interests, including declining grades and projects intended to increase production at Andacollo, development of long-term water sources and supply plans at Mount Milligan and obtaining the permits therefor, plant and tailings capacity expansions at Pueblo Viejo, studies to increase return on investment at Rainy River, increases in production and conversion of mineralized material to resources at Wassa, and production ramp-up at Cortez Crossroads; fluctuations in the prices for gold, silver, copper, nickel and other metals; stream and royalty revenue estimates and comparisons of estimates to actual revenue; effective tax rate estimates, including the effect of recently enacted tax reform; the adequacy of financial resources and funds to cover anticipated expenditures for debt service, general and administrative expenses and dividends, as well as costs associated with exploration and business development and capital expenditures; expected delivery dates of gold, silver, copper and other metals; and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from past results as well as those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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
•

challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of indigenous populations, non-governmental organizations, local communities, or other third parties;

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

During the fiscal year ended June 30, 2019, we reported revenue of $423.1 million, with an average gold price for the period of $1,263 per ounce, an average silver price for the period of $15.00 per ounce and an average copper price of $2.79 per pound.  Approximately 78% of our total recognized revenues for the fiscal year ended June 30, 2019 were attributable to gold sales from our gold producing interests, as shown within the MD&A.  For the fiscal year ended June 30, 2019, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $34.0 million.

Approximately  9% of our total reported revenue for the fiscal year ended June 30, 2019 was attributable to silver sales from our silver producing interests.  For the fiscal year ended June 30, 2019, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $4.0 million.

Approximately 9% of our total reported revenue for the fiscal year ended June 30, 2019 was attributable to copper sales from our copper producing interests.  For the fiscal year ended June 30, 2019, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $4.1 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Royal Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 8, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Stream and Royalty Interests in Mineral Properties
Description of the Matter

At June 30, 2019, the Company’s stream and royalty interest balance totaled $2.3 billion. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its stream and royalty interests for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The factors considered include, among others, significant changes in estimates of forecasted gold, silver, copper and other metal prices, significant changes in operators’ estimates of proven and probable reserves and other relevant information received from the operators, which may include operational or legal information that indicates production from mineral interests will not likely occur or may be significantly reduced in the future.

Auditing the Company’s impairment assessment involved our subjective judgment because, in determining whether a triggering event occurred, management uses estimates that include, among others, assumptions about forecasted gold, silver, copper and other metal prices and total future production using reserve or other relevant information reported by the operators. Significant uncertainty exists with these assumptions. Further, management’s evaluation of any new information indicating that production will not likely occur or may be significantly reduced in the future requires significant judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process over the impairment assessment. For example, we tested controls over the Company’s process for identifying and evaluating potential impairment triggers and related significant assumptions and judgments. To test the Company’s impairment assessment, our audit procedures included, among others, evaluating the significant assumptions, judgments and operating data used in the Company’s analysis.  Specifically, we compared forecasted gold, silver, copper and other metal prices to available market information, corroborated reserve information to available operator or publicly available information.  We involved our specialist and searched for and evaluated other publicly available information that corroborates or contradicts the reserve estimates or indicates that production from mineral interests will not likely occur or may be significantly reduced in the future.  We also considered the professional qualifications and objectivity of management’s specialists and the reputation of the third-party operators. Further, we evaluated the reasonableness of changes to estimated proven and probable reserves using our experience with the Company’s stream and royalty interests and industry knowledge.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado

August 8, 2019

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands except share data)

	2019	2018
ASSETS
Cash and equivalents	$119,475	$88,750
Royalty receivables	20,733	26,356
Income tax receivable	2,702	40
Stream inventory	11,380	9,311
Prepaid expenses and other	389	1,350
Total current assets	154,679	125,807
Stream and royalty interests, net (Note 4)	2,339,316	2,501,117
Other assets	50,156	55,092
Total assets	$2,544,151	$2,682,016
LIABILITIES
Accounts payable	$2,890	$9,090
Dividends payable	17,372	16,375
Income tax payable	6,974	18,253
Withholding taxes payable	1,094	3,254
Other current liabilities	5,280	4,411
Total current liabilities	33,610	51,383
Debt (Note 5)	214,554	351,027
Deferred tax liabilities	88,961	91,147
Uncertain tax positions	36,573	33,394
Other long-term liabilities	—	13,796
Total liabilities	373,698	540,747
Commitments and contingencies (Note 14)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,440,492 and 65,360,041 shares outstanding, respectively	655	654
Additional paid-in capital	2,201,773	2,192,612
Accumulated other comprehensive loss	—	(1,201)
Accumulated losses	(65,747)	(89,898)
Total Royal Gold stockholders’ equity	2,136,681	2,102,167
Non-controlling interests	33,772	39,102
Total equity	2,170,453	2,141,269
Total liabilities and equity	$2,544,151	$2,682,016

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended June 30,

(In thousands except share data)

	2019	2018	2017
Revenue (Note 6)	$423,056	$459,042	$440,814

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	77,535	83,839	87,265
General and administrative	30,488	35,464	33,350
Production taxes	4,112	2,268	1,760
Exploration costs	7,158	8,946	12,861
Depreciation, depletion and amortization	163,056	163,696	159,636
Impairment of royalty interests	—	239,364	—
Total costs and expenses	282,349	533,577	294,872

Operating income (loss)	140,707	(74,535)	145,942

Fair value changes in equity securities	(6,800)	—	—
Interest and other income	2,320	4,170	9,302
Interest and other expense	(29,650)	(34,214)	(36,378)
Income (loss) before income taxes	106,577	(104,579)	118,866

Income tax expense	(17,498)	(14,772)	(26,441)
Net income (loss)	89,079	(119,351)	92,425
Net loss attributable to non-controlling interests	4,746	6,217	9,105
Net income (loss) attributable to Royal Gold common stockholders	$93,825	$(113,134)	$101,530

Net income (loss)	$89,079	$(119,351)	$92,425
Adjustments to comprehensive income (loss), net of tax
Unrealized change in market value of available-for-sale securities	—	(2,080)	879
Comprehensive income (loss)	89,079	(121,431)	93,304
Comprehensive loss attributable to non-controlling interests	4,746	6,217	9,105
Comprehensive income (loss) attributable to Royal Gold stockholders	$93,825	$(115,214)	$102,409

Net income (loss) per share available to Royal Gold common stockholders:
Basic earnings (loss) per share	$1.43	$(1.73)	$1.55
Basic weighted average shares outstanding	65,394,627	65,291,855	65,152,782
Diluted earnings (loss) per share	$1.43	$(1.73)	$1.55
Diluted weighted average shares outstanding	65,505,535	65,291,855	65,277,953
Cash dividends declared per common share	$1.05	$0.99	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2019,  2018 and 2017

(In thousands except share data)

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2016	65,093,950	$651	$2,179,781	$—	$48,584	$56,869	$2,285,885
Stock-based compensation and related share issuances	85,577	1	8,533	—	—	—	8,534
Non-controlling interest assignment	—	—	(2,518)	—	—	—	(2,518)
Net income (loss)	—	—	—	—	101,530	(9,105)	92,425
Other comprehensive income	—	—	—	879	—	—	879
Distributions to non-controlling interests	—	—	—	—	—	(2,877)	(2,877)
Dividends declared	—	—	—	—	(62,064)	—	(62,064)
Balance at June 30, 2017	65,179,527	$652	$2,185,796	$879	$88,050	$44,887	$2,320,264
Stock-based compensation and related share issuances	180,514	2	4,236	—	—	—	4,238
Distributions from non-controlling interests	—	—	2,580	—	—	432	3,012
Net loss	—	—	—	—	(113,134)	(6,217)	(119,351)
Other comprehensive loss	—	—	—	(2,080)	—	—	(2,080)
Dividends declared	—	—	—	—	(64,814)	—	(64,814)
Balance at June 30, 2018	65,360,041	$654	$2,192,612	$(1,201)	$(89,898)	$39,102	$2,141,269
Stock-based compensation and related share issuances	80,451	1	5,021	—	—	—	5,022
Distributions from (to) non-controlling interests	—	—	4,140	—	—	(584)	3,556
Net income	—	—	—	—	93,825	(4,746)	89,079
Other comprehensive income (loss)	—	—	—	1,201	(1,201)	—	—
Dividends declared	—	—	—	—	(68,473)	—	(68,473)
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$—	$(65,747)	$33,772	$2,170,453

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$89,079	$(119,351)	$92,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion and amortization	163,056	163,696	159,636
Amortization of debt discount and issuance costs	15,288	15,046	13,825
Non-cash employee stock compensation expense	6,617	8,279	9,983
Fair value changes in equity securities	6,800	—	—
Deferred tax benefit	(1,745)	(32,843)	1,556
Impairment of royalty interests	—	239,364	—
Other	(2)	(197)	(4,874)
Changes in assets and liabilities:
Royalty receivables	5,623	530	(6,883)
Stream inventory	(2,069)	(1,428)	1,606
Income tax receivable	(2,663)	22,130	(13,056)
Prepaid expenses and other assets	2,793	2,813	(1,691)
Accounts payable	(6,426)	5,173	(206)
Income tax payable	(11,281)	12,601	2,475
Withholding taxes payable	(2,160)	(171)	1,411
Uncertain tax positions	3,180	7,767	8,631
Other liabilities	(12,924)	5,415	2,015
Net cash provided by operating activities	$253,166	$328,824	$266,853

Cash flows from investing activities:
Acquisition of stream and royalty interests	(1,055)	(11,812)	(203,721)
Repayment of Golden Star term loan	—	20,000	—
Purchase of equity securities	(3,573)	(17,869)	—
Other	(967)	(909)	3,605
Net cash used in investing activities	$(5,595)	$(10,590)	$(200,116)

Cash flows from financing activities:
Repayment of debt	(370,000)	(250,000)	(95,000)
Borrowings from revolving credit facility	220,000	—	70,000
Net payments from issuance of common stock	(1,595)	(4,042)	(2,426)
Common stock dividends	(67,477)	(64,118)	(61,396)
Debt issuance costs	(1,761)	(180)	(3,340)
Contributions from non-controlling interest	4,140	—	—
Purchase of additional royalty interest from non-controlling interest	—	—	(2,518)
Other	(153)	3,009	(2,843)
Net cash used in financing activities	$(216,846)	$(315,331)	$(97,523)
Net increase (decrease) in cash and equivalents	30,725	2,903	(30,786)
Cash and equivalents at beginning of period	88,750	85,847	116,633
Cash and equivalents at end of period	$119,475	$88,750	$85,847

See Note 10 for supplemental cash flow information.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

We rely on reserve estimates reported by the operators of properties on which we hold stream and royalty interests.  These estimates and the underlying assumptions affect the potential impairments of long‑lived assets and the ability to realize income tax benefits associated with deferred tax assets.  These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings.  On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions.  Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

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

Peak Gold JV

Royal Gold, through its wholly‑owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), and Contango ORE, Inc., through its wholly‑owned subsidiary CORE Alaska, LLC, entered into a limited liability company agreement for the Peak Gold JV, a joint venture for exploration and advancement of the Peak Gold Project located near Tok, Alaska.  The Company has identified the Peak Gold JV as a VIE, with Royal Alaska as the primary beneficiary, due to the legal structure and certain related factors of the limited liability company agreement for the Peak Gold JV.  The Company determined that the Peak Gold JV should be fully consolidated at fair value initially.  The fair value of the Company’s non‑controlling interest is $45.7 million and is based on the underlying value of the mineral property assigned to the Peak Gold JV, which is recorded as an exploration stage property within Stream and royalty interests, net on our consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019, and 2018, Royal Alaska held a 40% membership interest in the Peak Gold JV.  Royal Alaska acts as the manager of the Peak Gold JV and will be responsible for managing, directing and controlling the overall operations unless Royal Alaska is unanimously removed or resigns that position in the manner provided in the Peak Gold JV limited liability company agreement.

Cash and Equivalents

Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Cash and equivalents were primarily held in cash deposit accounts as of June 30, 2019 and 2018.

Stream and Royalty Interests in Mineral Properties and Related Depletion

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties.  The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the ASC guidance.

Production stage stream and royalty interests are depleted using the units of production method over the life of the mineral property (as stream sales occur or royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator.  Development stage mineral properties, which are not yet in production, are not depleted until the property begins production.  Exploration stage mineral properties, where there are no proven and probable reserves, are not depleted.  At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the mineral property is depleted over its life, using proven and probable reserves.  Exploration costs are expensed when incurred.

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

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties.  It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests.  Refer to Note 4 for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2019, 2018 and 2017.

Revenue

Revenue is recognized pursuant to current guidance in ASC 606 – Revenue from Contracts with Customers (“ASC 606”).  Under current ASC 606 guidance, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers.  The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement.  A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed in Note 6.

Metal Sales

Gold, silver and copper received under our metal streaming agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts.  The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between 10 days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales activity in effect at the time) commencing shortly after receipt and purchase of the metal.  Revenue from gold, silver and copper sales is recognized on the date of the settlement, which is also the date that title to the metal passes to the purchaser.

Cost of Sales

Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

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

Recently Adopted and Recently Issued Accounting Standards

Recently Adopted

Revenue Recognition

On July 1, 2018, we adopted ASC 606 using the modified retrospective method of transition.  Under this transition approach, we applied ASC 606 to all existing contracts for which all (or substantially all) of the revenue attributable to a contract had not been recognized under legacy revenue guidance.  The guidance of ASC 606 was applied to any new contracts entered into on or after July 1, 2018.

ASC 606 supersedes nearly all of the existing revenue recognition guidance under U.S. GAAP and sets out a five-step revenue recognition framework to recognize revenue upon the transfer of control of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

For the fiscal year ended June 30, 2019, there was no impact to our reported revenue, operating costs and expenses or net income attributable to Royal Gold common stockholders as a result of adopting ASC 606, as compared to legacy revenue guidance under U.S. GAAP.  In addition, no cumulative catch-up adjustment to accumulated losses was required on July 1, 2018 as a result of adopting ASC 606.  Please refer to Note 6 for additional discussion.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recognition and Measurement of Financial Instruments

On July 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 – Financial Instruments, which is guidance on the recognition and measurement of financial instruments.  The amended guidance requires, among other things, that equity securities previously classified as available-for-sale be measured at fair value with changes in fair value recognized in net income rather than other comprehensive income (loss) as required under previous guidance.  Upon adoption, the Company recorded a cumulative-effect adjustment in Accumulated losses of $1.2 million.  The decrease in fair value of our equity securities was approximately $6.8 million for the fiscal year ended June 30, 2019 and is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income (loss).  The carrying value of the Company’s equity securities as of June 30, 2019 and June 30, 2018 was $16.0 million and $19.2 million, respectively, and is included in Other assets on the Company’s consolidated balance sheets.  As of June 30, 2019, the Company owns 809,744 common shares of Contango Ore, Inc. (“CORE”) and 3,597,823 common shares of Rubicon Minerals Corporation.

Definition of a Business

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU guidance clarifying the definition of a business and providing additional guidance for determining whether transactions should be accounted for as acquisitions of assets or businesses.  The Company adopted the new guidance on July 1, 2018 on a prospective basis.  There was no impact to the Company’s consolidated financial statements upon adoption.

Recently Issued

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of right-of-use assets and lease payment liabilities on the balance sheet by lessees for all leases with terms greater than twelve months.  Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses.  ASU 2016-02 also requires certain quantitative and qualitative disclosures about leasing arrangements.  The Company is finalizing its evaluation of the impacts of ASU 2016-02, which includes an analysis of non-cancelable leases, joint venture agreements and other existing arrangements that may contain a lease component.  The Company has completed the process of identifying contracts to which the new guidance applies and has substantially completed its evaluation of those identified contracts to determine the impacts of ASC 2016-02 at adoption.  The Company has further enhanced its systems to track and calculate additional information required to comply with this standard on a go-forward basis.  In addition, the Company is finalizing its evaluation of policies, internal controls, and processes that will be necessary to support the additional accounting and disclosure requirements.

The Company will adopt ASU 2016-02 in the first quarter of our fiscal year 2020 using the modified retrospective approach.  The Company expects to apply the following practical expedients:

•

an election to not apply the recognition requirements in the new standards update to short-term leases (a lease that, at commencement date, has a lease term of 12 months or less and does not contain a purchase option); and

•	a package of practical expedients to not reassess whether a contract contains a lease, lease classification and initial direct costs.

Adoption of this guidance is anticipated to result in an insignificant increase in right-of-use assets and related liabilities on the Company’s consolidated balance sheets; however, the full impact to the Company’s financial statements and related footnote disclosures is still being finalized.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3.  ACQUISITIONS

Acquisition of Silver Stream on Khoemacau Copper Project

On February 25, 2019, the Company announced that its wholly-owned subsidiary, RGLD Gold AG (“RGLD Gold”), entered into a life of mine purchase and sale agreement with Khoemacau Copper Mining (Pty.) Limited (“KCM”), a majority-owned subsidiary of Cupric Canyon Capital LP (together with its subsidiaries including KCM, “Cupric”) for the purchase of silver produced from the Khoemacau copper-silver project (“Khoemacau” or the “Project”) located in Botswana and owned by KCM. Cupric Canyon Capital LP is a private company owned by management and funds advised by Global Natural Resource Investments.  Under the purchase and sale agreement, subject to the satisfaction of certain conditions, RGLD Gold will make advance payments totaling $212 million toward the purchase of 80% of the silver produced from Khoemacau until certain delivery thresholds are met (the “Base Silver Stream”). At Cupric’s option and subject to various conditions, RGLD Gold will make up to an additional $53 million in advance payments for up to the remaining 20% of the silver produced from Khoemacau (the “Option Silver Stream”).  The stream rate will drop to 40% of silver produced from Khoemacau following delivery to RGLD Gold of 32 million silver ounces under the Base Silver Stream, or to 50% of the silver produced from Khoemacau following delivery of 40 million silver ounces to RGLD Gold should Cupric exercise the entire Option Silver Stream.  RGLD Gold will pay a cash price equal to 20% of the spot silver price for each ounce delivered under the Base Silver Stream and Option Silver Stream; however, if Cupric achieves mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), RGLD Gold will pay a higher ongoing cash price under the Base Silver Stream and Option Silver Stream for silver ounces delivered in excess of specific annual thresholds.

RGLD Gold’s first advance payment under the Base Silver Stream is expected to occur after $100 million of net new debt and equity funding is spent on Khoemacau.  The $212 million in advance payments to be made under the Base Silver Stream will be made in quarterly installments as project development advances according to the following approximate schedule:  $60 million in the third and fourth quarters of calendar 2019, $125 million in calendar 2020, and the balance in calendar 2021.  RGLD Gold will fund the advance payments through cash on hand or cash advances from Royal Gold. Royal Gold will fund any advances made to RGLD Gold out of cash flow from operations and amounts available under our revolving credit facility, as required.

Separate from the Base Silver Stream and Option Silver Stream, and subject to various conditions, RGLD Gold will make up to $25 million available to Cupric toward the end of development of Khoemacau under a subordinated debt facility.  Any amounts drawn by Cupric under the debt facility will carry interest at LIBOR + 11% and have a term of seven years.  RGLD Gold will have the right to force repayment of the debt facility upon certain events.

The Company anticipates accounting for the Silver Stream and Option Stream (if exercised by Cupric) as an asset acquisition, consistent with the treatment of our other acquired streams.  The $212 million in advance payments for the Base Silver Stream and $53 million in advance payments for the Option Silver Stream, plus direct transaction costs, will be recorded as a development stage stream interest within Stream and royalty interests, net on our consolidated balance sheets in the period advance payments occur.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Additional Royalty Interest on Mara Rosa

On June 29, 2018, Royal Gold, through its wholly-owned subsidiary RG Royalties, LLC, entered into an agreement to purchase a 1.75% Net Smelter Return (“NSR”) royalty on Amarillo Gold’s Mara Rosa gold project located in Goias State, Brazil for $10.8 million.   The acquisition is in addition to the 1.00% NSR royalty on the Mara Rosa project previously acquired by International Royalty Corporation, another wholly-owned subsidiary of Royal Gold.  The new Mara Rosa royalty agreement includes a right of first refusal on future financing opportunities based on production from the project.

The acquisition of the additional royalty interest on Mara Rosa has been accounted for as an asset acquisition.  The total purchase price of $10.8 million, plus direct transaction costs, has been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets.

Acquisition of Contango ORE, Inc. Common Stock

On June 28, 2018 and October 3, 2018, Royal Gold acquired 682,556 and 127,188 shares, respectively, of common stock of CORE for consideration of $26 per share pursuant to a Stock Purchase Agreement (“SPA”) entered into on April 5, 2018 between Royal Gold and certain individual stockholders of CORE.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET

The following summarizes the Company’s stream and royalty interests as of June 30, 2019 and 2018:

As of June 30, 2019 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(184,091)	$606,544
Pueblo Viejo	610,404	(158,819)	451,585
Andacollo	388,182	(86,675)	301,507
Rainy River	175,727	(14,522)	161,205
Wassa and Prestea	146,475	(56,919)	89,556
Total production stage stream interests	2,111,423	(501,026)	1,610,397
Production stage royalty interests:
Voisey's Bay	205,724	(95,564)	110,160
Peñasquito	99,172	(40,659)	58,513
Holt	34,612	(22,570)	12,042
Cortez	20,878	(12,362)	8,516
Other	487,224	(386,501)	100,723
Total production stage royalty interests	847,610	(557,656)	289,954
Total production stage stream and royalty interests	2,959,033	(1,058,682)	1,900,351

Development stage stream interests:
Other	12,038	—	12,038

Development stage royalty interests:
Cortez	59,803	—	59,803
Other	70,952	—	70,952
Total development stage royalty interests	130,755	—	130,755
Total development stage stream and royalty interests	142,793	—	142,793

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	118,482	—	118,482
Total exploration stage royalty interests	296,172	—	296,172
Total stream and royalty interests, net	$3,397,998	$(1,058,682)	$2,339,316

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2018 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(152,833)	$—	$637,802
Pueblo Viejo	610,404	(114,944)	—	495,460
Andacollo	388,182	(59,851)	—	328,331
Wassa and Prestea	146,475	(41,601)	—	104,874
Rainy River	175,727	(4,028)	—	171,699
Total production stage stream interests	2,111,423	(373,257)	—	1,738,166
Total production stage stream and royalty interests
Production stage royalty interests:
Voisey's Bay	205,724	(86,933)	—	118,791
Peñasquito	99,172	(38,426)	—	60,746
Holt	34,612	(21,173)	—	13,439
Cortez	20,878	(11,241)	—	9,637
Other	483,795	(364,795)	—	119,000
Total production stage royalty interests	844,181	(522,568)	—	321,613
Total production stage stream and royalty interests	2,955,604	(895,825)	—	2,059,779
Development stage stream interests:
Other	12,038	—	—	12,038

Development stage royalty interests:
Cortez	59,803	—	—	59,803
Other	74,610	—	(284)	74,326
Total development stage royalty interests	134,413	—	(284)	134,129
Total development stage stream and royalty interests	146,451	—	(284)	146,167

Exploration stage royalty interests:
Pascua-Lama	416,770	—	(239,080)	177,690
Other	117,481	—	—	117,481
Total exploration stage royalty interests	534,251	—	(239,080)	295,171
Total stream and royalty interests, net	$3,636,306	$(895,825)	$(239,364)	$2,501,117

Impairment of stream and royalty interests and royalty receivables

In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each stream or royalty interest are measured and recorded to the extent that the carrying value in each stream or royalty interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash‑flows.  As part of the Company’s regular asset impairment analysis, the Company did not identify the presence of any impairment indicators and did not record any impairment charges for the fiscal year ended of June 30, 2019.  The Company identified impairment indicators and recorded impairment charges for the fiscal year ended June 30, 2018 as summarized in the following table and discussed in detail below:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(Amounts in thousands)
Royalty:
Pascua-Lama	—	239,080	—
Other	—	284	—
Total impairment of royalty interests	$—	$239,364	$—

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pascua-Lama

We own a 0.78% to 5.45% sliding‑scale NSR royalty on gold and silver production from the Chilean portion of the Pascua‑Lama project, which straddles the border between Argentina and Chile, and is owned by Barrick.  The Company owns an additional royalty equivalent to 1.09% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017.

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

As part of the impairment determination, the fair value for Pascua-Lama was estimated by calculating the net present value of the estimated future cash-flows, subject to our royalty interest, expected to be generated by the mining of the Pascua-Lama deposits.  The Company applied a probability factor to its fair value calculation that Barrick will either proceed with an open-pit mine or an underground mine at Pascua.  The estimates of future cash flows were derived from open-pit and underground mine models developed by the Company using various information reported by Barrick.  The metal price assumptions used in the Company’s model were supported by consensus price estimates obtained by a number of industry analysts.  The future cash flows were discounted using a discount rate which reflects specific market risk factors the Company associates with the Pascua-Lama royalty interest.  Following the impairment charge during the three months ended March 31, 2018, the Pascua-Lama royalty interest has a remaining carrying value of $177.7 million as of June 30, 2019.  As a result of Barrick’s reclassification of Pascua-Lama’s reserves to mineralized material, our Pascua-Lama royalty interest was reclassified to exploration stage from development stage during our fiscal year ended June 30, 2018.

Other

During the fiscal year ended June 30, 2019, the Company was made aware of insolvency proceedings at one of our non-principal producing properties (El Toqui).  The outcome of the insolvency proceedings may impact our royalty interest and the associated carrying value, which is approximately $1.4 million as of June 30, 2019.  The Company continues to monitor the insolvency proceedings; however, the Company could determine that a write-down to zero in the near future is necessary.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT

The Company’s debt as of June 30, 2019 and 2018 consists of the following:

	As of June 30, 2019				As of June 30, 2018
	Principal	Unamortized Discount	Debt Issuance Costs	Total	Principal	Unamortized Discount	Debt Issuance Costs	Total
	(Amounts in thousands)				(Amounts in thousands)
Convertible notes due 2019	$—	$—	$—	$—	$370,000	$(12,764)	$(1,316)	$355,920
Revolving credit facility	220,000	—	(5,446)	214,554	—	—	(4,893)	(4,893)
Total debt	$220,000	$—	$(5,446)	$214,554	$370,000	$(12,764)	$(6,209)	$351,027

Convertible Senior Notes Due 2019

In June 2012, the Company completed an offering of $370 million aggregate principal amount of convertible senior notes due 2019 (“2019 Notes”).  The 2019 Notes bearing interest at the rate of 2.875% per annum, matured on June 15, 2019.  The Company settled the $370 million aggregate principal amount plus accrued and unpaid interest on June 17, 2019 in cash primarily from our available revolving credit facility.

Interest expense recognized on the 2019 Notes for the fiscal years ended June 30, 2019,  2018 and 2017 was approximately $24.3 million,  $24.5 million and $23.6 million, respectively.  Interest expense recognized includes the contractual coupon interest, the accretion of the debt discount and amortization of the debt issuance costs and is recorded in Interest and other expense consolidated statements of operations and comprehensive income (loss).

Revolving Credit Facility

On June 3, 2019, the Company entered into a second amendment to our revolving credit facility dated as of June 2, 2017.  The amendment extended the scheduled maturity date from June 2, 2022 to June 3, 2024 and reduced certain interest rates and fees to be paid by the Company.

As of June 30, 2019, the Company had $780 million available and $220 million outstanding under its revolving credit facility.  The Company had no amounts outstanding under the revolving credit facility as of June 30, 2018.  Royal Gold may repay borrowings under the revolving credit facility at any time without premium or penalty.

As of June 30, 2019, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.20% for all-in rate of 3.65%.  The Company was in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of June 30, 2019.  Interest expense recognized on the revolving credit facility for the fiscal years ended June 30, 2019, 2018 and 2017 was approximately $1.7 million, $5.7 million and $9.9 million, respectively, and included interest on the outstanding borrowings and the amortization of the debt issuance costs.

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements.  As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator.  If adequate information is not available from the operator or from other public sources before we issue our financial statements, the Company will recognize royalty revenue during the period in which the necessary payment information is received.  Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.  Please also refer to our “Use of Estimates” accounting policy discussed in Note 2.  For the quarter ended June 30, 2019, royalty revenue that was estimated or was attributable to metal production for a period prior to June 30, 2019, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 13.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows:

Fiscal Year Ended
June 30, 2019
Stream revenue:
Gold	$249,496
Silver	33,282
Copper	23,046
Total stream revenue	$305,824
Royalty revenue:
Gold	$78,570
Silver	5,497
Copper	13,808
Other	19,357
Total royalty revenue	$117,232
Total revenue	$423,056

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows:

		Fiscal Year Ended
	Metal(s)	June 30, 2019
Stream revenue:
Mount Milligan	Gold & Copper	$101,010
Pueblo Viejo	Gold & Silver	82,844
Andacollo	Gold	69,264
Wassa	Gold	22,098
Rainy River	Gold & Silver	22,142
Other	Gold & Silver	8,466
Total stream revenue		$305,824
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$13,865
Cortez	Gold	11,383
Other	Various	91,984
Total royalty revenue		$117,232
Total revenue		$423,056

Refer to Note 13 for the geographical distribution of our revenue by reportable segment.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized stock‑based compensation expense as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(Amounts in thousands)
Stock options	$221	$318	$393
Stock appreciation rights	2,025	1,988	1,851
Restricted stock	3,336	4,487	3,840
Performance stock	1,035	1,486	3,899
Total stock-based compensation expense	$6,617	$8,279	$9,983

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

To determine stock‑based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black‑Scholes‑Merton (“Black‑Scholes”) option pricing model for all periods presented.  The Black‑Scholes model requires key assumptions in order to determine fair value.  Those key assumptions during the fiscal year 2019,  2018 and 2017 grants are noted in the following table:

	Stock Options			SSARs
	2019	2018	2017	2019	2018	2017
Weighted-average expected volatility	36.5%	42.2%	41.7%	37.6%	42.4%	41.1%
Weighted-average expected life in years	4.5	5.5	5.5	5.2	5.4	5.8
Weighted-average dividend yield	1.13%	1.10%	1.11%	1.13%	1.10%	1.11%
Weighted-average risk free interest rate	2.7%	1.8%	1.2%	2.7%	1.8%	1.3%

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

A summary of stock option activity for the fiscal year ended June 30, 2019, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2018	66,227	$69.35
Granted	6,430	$77.73
Exercised	(27,930)	$68.19
Expired	(2,429)	$82.29
Outstanding at June 30, 2019	42,298	$70.65	5.9	$1,334
Exercisable at June 30, 2019	32,125	$67.30	5.2	$1,130

The weighted‑average grant date fair value of options granted during the fiscal years ended June 30, 2019,  2018 and 2017, was $24.12,  $27.12 and $29.54, respectively.  The total intrinsic value of options exercised during the fiscal years ended June 30, 2019,  2018 and 2017, were $0.7 million, $1.4 million, and $0.5 million, respectively.

As of June 30, 2019, there was approximately $0.1 million of total unrecognized stock‑based compensation expense related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of 1.7 years.

SSARs

A summary of SSARs activity for the fiscal year ended June 30, 2019, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2018	252,886	$75.60
Granted	72,860	$78.06
Exercised	(144,360)	$71.99
Expired	(5,787)	$87.42
Outstanding at June 30, 2019	175,599	$79.20	8.0	$4,090
Exercisable at June 30, 2019	53,886	$73.46	6.8	$1,565

The weighted‑average grant date fair value of SSARs granted during the fiscal years ended June 30, 2019,  2018 and 2017 was $26.37,  $29.17 and $29.76, respectively.  The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2019,  2018 and 2017, was $2.8 million, $6.4 million, and $0.2 million, respectively.

As of June 30, 2019, there was approximately $1.9 million of total unrecognized stock‑based compensation expense related to non‑vested SSARs, which is expected to be recognized over a weighted‑average period of 1.7 years.

Other Stock‑based Compensation

Performance Shares

During fiscal 2019, officers and certain employees were granted shares of restricted common stock that can be earned only upon the Company’s achievement of certain pre‑defined performance measures.  Specifically, for performance shares

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted in fiscal 2019,  one‑half of the shares awarded may vest upon the Company’s achievement of annual growth in Net Gold Equivalent Ounces (“Net GEOs”) (“GEO Shares”).  The second one‑half of performance shares granted in fiscal 2019 may vest based on the Company’s total shareholder return (“TSR”) compared to the TSRs of other members of the Market Vectors Gold Miners ETF (GDX) (“TSR Shares”).  GEO Shares and TSR Shares may vest by linear interpolation in a range between zero shares if neither threshold Net GEO and TSR metric is met; to 100% of GEO Shares and TSR Shares awarded if both target Net GEO and TSR metrics are met; to 200% of the Net GEO and TSR shares awarded if both the maximum Net GEO and TSR metrics are met.  The GEO Shares will expire in five years from the date of grant if the performance measure is not met, while the TSR Shares will expire in three years from the date of grant if the TSR market condition and three year service condition are not met.

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

In accordance with ASC 718, provided the market condition within the TSR Shares, the Company measured the grant date fair value using a Monte Carlo valuation model.  The fair value of the TSR Shares ($47.37 per share) is multiplied by the target number (100%) of TSR Shares granted to determine total stock‑based compensation expense.  Total stock‑based compensation expense of the TSR Shares is amortized on a straight‑line basis over the requisite service period, or three years.  Stock‑based compensation expense for the TSR Shares is recognized provided the requisite service period is rendered, regardless of when, if ever, the TSR market condition is satisfied.  The Company will reverse previously recognized stock‑based compensation expense attributable to the TSR Shares only if the requisite service period is not met.

A summary of the status of the Company’s non‑vested Performance Shares at maximum (200%) attainment for the fiscal year ended June 30, 2019, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at July 1, 2018	184,664	$61.75
Granted	59,820	$62.77
Vested	(21,953)	$38.12
Forfeited	(7,716)	$76.01
Non-attainment	(59,793)	$52.48
Outstanding at June 30, 2019	155,022	$68.35

As of June 30, 2019, total unrecognized stock‑based compensation expense related to Performance Shares was approximately $1.6 million, which is expected to be recognized over the average remaining vesting period of 1.9 years.

Restricted Stock

Officers, non‑executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”).  During fiscal 2019, officers and certain employees were granted 32,840 shares of Restricted Stock.  Restricted Stock granted to officers and certain employees vest over three years beginning after a two‑year holding period from the date of grant with one‑third of the shares vesting in years three, four and five,

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively.  Also, our non‑executive directors were granted 10,620 shares of Restricted Stock during fiscal year 2019.  The non‑executive directors’ shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

The Company measures the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant.  Restricted Stock is amortized over the applicable vesting period using the straight‑line method.  Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment or service with the Company.

A summary of the status of the Company’s non‑vested Restricted Stock for the fiscal year ended June 30, 2019, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at July 1, 2018	144,783	$72.94
Granted	43,460	$77.96
Vested	(39,297)	$62.32
Forfeited	(5,977)	$78.95
Outstanding at June 30, 2019	142,969	$77.13

As of June 30, 2019, total unrecognized stock‑based compensation expense related to Restricted Stock was approximately $4.7 million, which is expected to be recognized over the weighted‑average vesting period of 3.0 years.

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

The following table summarizes the effects of dilutive securities on diluted EPS for the period:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands, except per share data)
Net income (loss) available to Royal Gold common stockholders	$93,825	$(113,134)	$101,530
Weighted-average shares for basic EPS	65,394,627	65,291,855	65,152,782
Effect of other dilutive securities	110,908	—	125,171
Weighted-average shares for diluted EPS	65,505,535	65,291,855	65,277,953
Basic earnings (loss) per share	$1.43	$(1.73)	$1.55
Diluted earnings (loss) per share	$1.43	$(1.73)	$1.55

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES

For financial reporting purposes, Income (loss) before income taxes includes the following components:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(Amounts in thousands)
United States	$(3,776)	$(39,662)	$15,253
Foreign	110,353	(64,917)	103,613
	$106,577	$(104,579)	$118,866

The Company’s Income tax expense consisted of:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(Amounts in thousands)
Current:
Federal	$(6,974)	$24,621	$13,975
State	(13)	253	308
Foreign	26,230	22,741	10,602
	$19,243	$47,615	$24,885
Deferred and others:
Federal	$916	$(2,253)	$(1,443)
State	17	(223)	(18)
Foreign	(2,678)	(30,367)	3,017
	$(1,745)	$(32,843)	$1,556
Total income tax expense	$17,498	$14,772	$26,441

The provision for income taxes for the fiscal years ended June 30, 2019,  2018 and 2017, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre‑tax income (net of non‑controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(Amounts in thousands)
Total expense computed by applying federal rates	$22,381	$(29,343)	$41,603
State and provincial income taxes, net of federal benefit	135	(104)	78
Excess depletion	(867)	(1,440)	(1,517)
Estimates for uncertain tax positions	3,180	8,574	2,870
Statutory tax attributable to non-controlling interest	1,013	1,736	3,162
Effect of foreign earnings	(6,921)	1,230	3,046
Effect of foreign earnings indefinitely reinvested	—	(19,004)	(22,922)
Realized foreign exchange gains	—	18,330	—
Unrealized foreign exchange gains	(38)	(1,610)	(746)
Effects of US income tax reform	—	30,675	—
Changes in estimates	(1,538)	(70)	(3,676)
Valuation allowance	(47)	6,337	4,374
Other	200	(539)	169
	$17,498	$14,772	$26,441

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The current year effective tax rate includes the impact of changes in estimates primarily due to the Company’s analysis of the Tax Cuts and Jobs Act, partially offset by the effect of the newly enacted global intangible low-taxed income (“GILTI”) tax regime.

The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2019 and 2018, are as follows:

	2019	2018
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$1,118	$805
Net operating losses	56	1,933
Foreign tax credits	11,125	11,172
Other	7,960	7,346
Total deferred tax assets	20,259	21,256
Valuation allowance	(12,764)	(12,811)
Net deferred tax assets	$7,495	$8,445
Deferred tax liabilities:
Mineral property basis	$(74,360)	$(74,274)
Unrealized foreign exchange gains	(582)	(664)
2019 Notes	—	(2,631)
Investment in Peak Gold joint venture	(4,353)	(4,359)
Other	(150)	(213)
Total deferred tax liabilities	(79,445)	(82,141)
Total net deferred taxes	$(71,950)	$(73,696)

The Company reviews the measurement of its deferred tax assets at each balance sheet date.  The Company’s analysis indicates a cumulative three-years of historical losses in the U.S., primarily as the result of fiscal year 2018 impairments of certain non-producing assets.  Considering all available positive and negative evidence, including but not limited to recent earnings history and forecasted future results, the Company believes it is more likely-than-not that all net deferred tax assets not currently burdened with a valuation allowance will be fully realized.  As of June 30, 2019, and 2018, the Company recorded a valuation allowance of $12.8 million.  The valuation allowance remaining at June 30, 2019 is attributable to US foreign tax credits and capital loss carryforwards in non‑US subsidiaries.

At June 30, 2019 and 2018, the Company had $0.2 million and $7.1 million of net operating loss carry forwards, respectively. The decrease in the net operating loss carry forwards is primarily attributable to the utilization of net operating losses by non‑U.S. subsidiaries.  The majority of the tax loss carry forwards are in jurisdictions that allow a twenty-year carry forward period.  As a result, these losses do not begin to expire until the 2038 tax year, and the Company anticipates the losses will be fully utilized.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019, and 2018, the Company had $36.5 million and $36.3 million of unrecognized tax benefits, respectively.  If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2019	2018	2017
	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$36,346	$28,542	$26,960
Additions / Reductions for tax positions of current year	1,709	1,624	1,394
Additions / Reductions for tax positions of prior years	(912)	6,180	188
Reductions due to settlements with taxing authorities	(596)	—	—
Reductions due to lapse of statute of limitations	—	—	—
Total amount of gross unrecognized tax benefits at end of year	$36,547	$36,346	$28,542

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

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.  At June 30, 2019 and 2018, the amount of accrued income‑tax‑related interest and penalties was $12.6 million and $9.8 million, respectively.  The gross unrecognized tax benefits reflected in the tabular reconciliation do not include interest and penalties and are not reduced by advanced deposits of $12.6 million made to taxing authorities.

10. SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental cash flow information for the fiscal years ending June 30, 2019,  2018 and 2017 is as follows:

	2019	2018	2017
	(Amounts in thousands)
Cash paid (received) during the period for:
Interest	$10,638	$16,049	$18,999
Income taxes, net of refunds	$44,435	$(3,058)	$26,835
Non-cash investing and financing activities:
Dividends declared	$68,473	$64,814	$62,064

11. FAIR VALUE MEASUREMENTS

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

	As of June 30, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$15,984	$15,984	$15,984	$—	$—
Total assets	$15,984	$15,984	$15,984	$—	$—

(1)	Included in Other assets on the Company’s consolidated balance sheets.

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets.  The fair value of the Level 1 marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.  The carrying value of the Company’s revolving credit facility (Note 5) approximates fair value as of June 30, 2019.

As of June 30, 2019, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non‑recurring basis like those associated with stream and royalty interests, intangible assets and other long‑lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.  Refer to Note 4 for discussion of inputs used to develop fair value for those stream and royalty interests that were determined to be impaired during the fiscal years ended June 30, 2019.

12. MAJOR SOURCES OF REVENUE

Operators that contributed greater than 10% of the Company’s total revenue for any of fiscal years 2019, 2018 or 2017 were as follows (revenue amounts in thousands):

	Fiscal Year Ended June 30, 2019		Fiscal Year Ended June 30, 2018		Fiscal Year Ended June 30, 2017
		Percentage of		Percentage of		Percentage of
		total		total		total
Operator	Revenue	revenue	Revenue	revenue	Revenue	revenue
Centerra	$101,011	23.9%	$133,534	29.1%	$136,737	31.0%
Barrick	99,283	23.5%	108,285	23.6%	104,009	23.6%
Teck	69,264	16.4%	57,413	12.5%	60,251	13.7%

13. SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long‑lived assets (stream and

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

royalty interests, net) as of June 30, 2019 and 2018 are geographically distributed as shown in the following table (amounts in thousands):

	As of June 30, 2019			As of June 30, 2018
			Total stream				Total stream
	Stream	Royalty	and royalty	Stream	Royalty		and royalty
	interest	interest	interests, net	interest	interest	Impairments	interests, net
Canada	$767,749	$200,251	$968,000	$809,500	$214,562	$(284)	$1,023,778
Dominican Republic	451,585	—	451,585	495,460	—	—	495,460
Chile	301,507	214,226	515,733	328,331	453,306	(239,080)	542,557
Africa	89,555	321	89,876	104,874	502	—	105,376
Mexico	—	83,748	83,748	—	93,277	—	93,277
United States	—	163,398	163,398	—	165,543	—	165,543
Australia	—	31,944	31,944	—	34,254	—	34,254
Rest of world	12,039	22,993	35,032	12,039	28,833	—	40,872
Total	$1,622,435	$716,881	$2,339,316	$1,750,204	$990,277	$(239,364)	$2,501,117

The Company’s reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Fiscal Year Ended June 30, 2019
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$305,824	$77,535	$—	$127,770	$100,519
Royalty interests	117,232	—	4,112	35,086	78,034
Total	$423,056	$77,535	$4,112	$162,856	$178,553

	Fiscal Year Ended June 30, 2018
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$324,516	$83,839	$—	$129,662	$111,015
Royalty interests	134,526	—	2,268	33,924	98,334
Total	$459,042	$83,839	$2,268	$163,586	$209,349

	Fiscal Year Ended June 30, 2017
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$314,011	$87,265	$—	$121,530	$105,216
Royalty interests	126,803	—	1,760	38,023	87,020
Total	$440,814	$87,265	$1,760	$159,553	$192,236

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total segment gross profit to the consolidated Income (loss) before income taxes is shown below (amounts in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Total segment gross profit	$178,553	$209,349	$192,236

Costs and expenses
General and administrative expenses	30,488	35,464	33,350
Exploration costs	7,158	8,946	12,861
Depreciation	200	110	83
Impairment of royalty interests	—	239,364	—
Operating income (loss)	140,707	(74,535)	145,942
Fair value changes in equity securities	(6,800)	—	—
Interest and other income	2,320	4,170	9,302
Interest and other expense	(29,650)	(34,214)	(36,378)
Income (loss) before income taxes	$106,577	$(104,579)	$118,866

The Company’s revenue by reportable segment for the fiscal year’s ended June 30, 2019, 2018 and 2017 is geographically distributed as shown in the following table (amounts in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Stream interests:
Canada	$123,152	$142,244	$136,736
Dominican Republic	82,844	95,055	91,589
Chile	69,264	57,413	60,251
Africa	30,564	29,804	25,435
Total stream interests	$305,824	$324,516	$314,011

Royalty interests:
United States	$34,845	$39,496	$35,282
Canada	32,602	24,254	23,208
Mexico	27,224	42,959	41,945
Australia	12,806	13,710	12,943
Africa	1,416	2,098	3,131
Chile	—	473	1,648
Rest of world	8,339	11,536	8,646
Total royalty interests	$117,232	$134,526	$126,803
Total revenue	$423,056	$459,042	$440,814

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

As of June 30, 2019, the Company’s conditional funding schedule for $212 million related to the Base Silver Stream pursuant to its Khoemacau silver stream acquisition made in February 2019 (Note 3) remains subject to certain conditions.

Ilovica Gold Stream Acquisition

As of June 30, 2019, the Company’s conditional funding schedule, of $163.75 million as part of its Ilovica gold stream acquisition in October 2014 remains subject to certain conditions.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of selected quarterly financial information (unaudited).  Some amounts in the below table may not sum‑up in total as a result of rounding.

			Net income (loss)
		Operating	attributable to	Basic earnings	Diluted earnings
		income	Royal Gold	(loss) per	(loss) per
	Revenue	(loss)	stockholders	share	share
	(Amounts in thousands except per share data)
Fiscal year 2019 quarter-ended:
September 30,	$99,992	$25,333	$15,008	$0.23	$0.23
December 31,	97,592	31,449	23,586	0.36	0.36
March 31,	109,778	43,201	28,772	0.44	0.44
June 30,	115,694	40,724	26,459	0.40	0.40
	$423,056	$140,707	$93,825	$1.43	$1.43

Fiscal year 2018 quarter-ended:	(Amounts in thousands except per share data)
September 30,	$112,476	$41,720	$28,631	$0.44	$0.44
December 31,	114,348	40,962	(14,765)	(0.23)	(0.23)
March 31,	115,983	(193,464)	(153,650)	(2.35)	(2.35)
June 30,	116,235	36,247	26,650	0.41	0.41
	$459,042	$(74,535)	$(113,134)	$(1.73)	$(1.73)

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Vice President Strategy (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Vice President Strategy have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and its Chief Financial Officer and Vice President Strategy, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management’s assessment and those criteria, management concluded that, as of June 30, 2019, our internal control over financial reporting is effective.

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

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2019.

(c)          Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act during our fourth fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)          Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Royal Gold, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Royal Gold, Inc.’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royal Gold, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and our report dated August 8, 2019 expressed an unqualified opinion thereon.

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
August 8, 2019

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the Company’s Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2019, and is incorporated by reference in this Annual Report on Form 10‑K.

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

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is included in the Company’s Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2019, and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company’s Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2019, and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the Company’s Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2019, and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the Company’s Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2019, and is incorporated by reference in this Annual Report on Form 10‑K.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Financial Statements

(b)     Exhibits

Reference is made to the Exhibit Index beginning on page 84 hereof.

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

4.1	Form of common stock certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q on May 3, 2018 and incorporated herein by reference)

10.1▲	2004 Omnibus Long‑Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on September 3, 2013 and incorporated herein by reference)

10.2▲	2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on November 16, 2015 and incorporated herein by reference)

10.3▲	2015 Omnibus Long‑Term Incentive Plan, as amended (filed as Exhibit 4.2 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017 and incorporated herein by reference)

10.4▲	Royal Gold Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017 and incorporated herein by reference)

10.5▲

Form of Employment Agreement by and between Royal Gold, Inc. and Tony Jensen (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on July 8, 2016 and incorporated herein by reference)

10.6▲

Form of Employment Agreement by and between Royal Gold, Inc. and each of the following: William Heissenbuttel and Bruce Kirchhoff (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on July 8, 2016 and incorporated herein by reference)

10.7▲

Form of First Amendment to Employment Agreement by and between Royal Gold, Inc. and each of the following: William Heissenbuttel, Tony Jensen and Bruce Kirchhoff (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10‑Q filed on February 8, 2018 and incorporated herein by reference)

10.8▲

Employment Contract effective January 1, 2019, by and between RGLD Gold AG and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on January 7, 2019 and incorporated herein by reference)

Exhibit Number	Description
10.9▲

Employment Agreement effective January 1, 2019, by and between Royal Gold Corporation and Mark Isto (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8‑K filed on February 20, 2019 and incorporated herein by reference)

10.10▲

Form of Amended and Restated Indemnification Agreement entered into between Royal Gold, Inc. or certain subsidiaries and the directors and executive officers thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on September 4, 2014 and incorporated herein by reference)

10.11▲

Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan in the form entered into by and between Royal Gold, Inc. and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference)

10.12▲

Performance Share Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan in the form entered into by and between Royal Gold, Inc. and Daniel Breeze (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference)

10.13▲

Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan in the form entered into by and between Royal Gold, Inc. and Daniel Breeze (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference)

10.14▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018 and incorporated herein by reference)

10.15▲

Form of Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018 and incorporated herein by reference)

10.16▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018 and incorporated herein by reference)

10.17▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018 and incorporated herein by reference)

10.18▲

Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018 and incorporated herein by reference)

10.19▲

Form of Performance Share Award Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.7 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018 and incorporated herein by reference)

10.20▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018 and incorporated herein by reference)

Exhibit Number	Description
10.21▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K on August 10, 2017 and incorporated herein by reference)

10.22▲

Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K on August 10, 2017 and incorporated herein by reference)

10.23▲

Form of Amendment to Equity Award Agreements under Royal Gold's 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on April 27, 2016 and incorporated herein by reference)

10.24▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.25▲

Form of Restricted Stock Agreement under Royal Gold 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.26▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.27▲

Form of Performance Share Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.28▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K on August 10, 2016 and incorporated herein by reference)

10.29▲

Form of Incentive Stock Option Agreement (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.30▲

Form of Restricted Stock Agreement (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.31▲

Form of Performance Share Agreement (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

10.32▲

Form of Stock Appreciation Rights Agreement—Stock Settled (Officer) under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Current Report on Form 8‑K filed on September 3, 2013 and incorporated herein by reference)

Exhibit Number	Description
10.33▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

10.34▲

Form of Non‑qualified Stock Option Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

10.35▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2004 Omnibus Long‑Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Current Report on Form 8‑K filed on November 7, 2008 and incorporated herein by reference)

10.36

Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of the Company’s Current Report on Form 8‑K on April 12, 1999 and incorporated herein by reference)

10.37

Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to the Company’s Current Report on Form 8‑K on September 2, 1999 and incorporated herein by reference)

10.38

Royalty Deed and Agreement, dated effective as of April 15, 1991, between ECM, Inc. and Royal Crescent Valley, Inc. (filed as Exhibit 10(1) to the Company’s Annual Report on Form 10‑K for the year ended June 30, 1991 and incorporated herein by reference)

10.39

Form of Agreement for Assignment of Partnership Interest in Crescent Valley Partners, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on January 8, 2014 and incorporated herein by reference)

10.40

Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q on February 9, 2007 and incorporated herein by reference)

10.41

Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q on February 9, 2007 and incorporated herein by reference)

10.42†

Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGL Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on December 15, 2011 and incorporated herein by reference)

10.43†

First Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of August 8, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on August 9, 2012 and incorporated herein by reference)

Exhibit Number	Description
10.44

Second Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc. and Terrane Metals Corp. dated as of December 11, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q on January 29, 2015 and incorporated herein by reference).

10.45

Third Amendment to Amended and Restated Purchase and Sale Agreement, dated October 20, 2016, among RGLD Gold AG, Thompson Creek Metals Company Inc. and Royal Gold, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 3, 2016 and incorporated herein by reference)

10.46

Long Term Offtake Agreement, dated July 9 2015, between Compania Minera Teck Carmen de Andacollo and RGLD Gold AG (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 5, 2015)

10.47

Precious Metals Purchase and Sale Agreement, dated August 5, 2015, among RGLD Gold AG, BGC Holdings Ltd. and Barrick Gold Corporation (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 5, 2015)

10.48

Intercreditor Agreement, dated October 20, 2016, among The Bank of Nova Scotia for the Senior Debt Secured Parties identified therein, RGLD Gold AG and Thompson Creek Metals Company Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 3, 2016 and incorporated herein by reference)

10.49

Revolving Facility Credit Agreement, dated June 2, 2017, among Royal Gold, Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

10.50

Revolving Facility Credit Agreement Amendment dated May 15, 2018, among Royal Gold, Inc., RG Royalties, LLC (f/k/a RG Mexico, Inc.), Royal Gold International Holdings, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders

10.51

Second Amendment to Revolving Facility Credit Agreement dated June 3, 2019, among Royal Gold, Inc., RG Royalties, LLC (f/k/a RG Mexico, Inc.), Royal Gold International Holdings, Inc. RGLD UK Holdings Limited, the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 6, 2019 and incorporated herein by reference)

10.52

Pledge Agreement by Royal Gold, Inc. in favor of The Bank of Nova Scotia, dated June 2, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

10.53

Pledge Agreement by Royal Gold, Inc. in favor of The Bank of Nova Scotia, dated June 2, 2017 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

10.54

Share Pledge Agreement by Royal Gold, Inc. in favor of The Bank of Nova Scotia, dated June 2, 2017 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on June 6, 2017 and incorporated herein by reference)

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

ROYAL GOLD, INC.

Date: August 8, 2019	By:	/s/ TONY JENSEN
Tony Jensen
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)
Date: August 8, 2019	By:	/s/ TONY JENSEN
Tony Jensen
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ WILLIAM HEISSENBUTTEL
William H. Heissenbuttel
Chief Financial Officer and Vice President Strategy (Principal Financial and Accounting Officer)

Date: August 8, 2019	By:	/s/ WILLIAM M. HAYES
William M. Hayes
Chairman

Date: August 8, 2019	By:	/s/ KEVIN MCARTHUR
Kevin McArthur
Director

Date: August 8, 2019	By:	/s/ JAMIE SOKALSKY
Jamie Sokalsky
Director

Date: August 8, 2019	By:	/s/ CHRIS M.T. THOMPSON
Chris M. T. Thompson
Director

Date: August 8, 2019	By:	/s/ RONALD J. VANCE
Ronald J. Vance
Director

Date: August 8, 2019	By:	/s/ SYBIL VEENMAN
Sybil Veenman
Director