Form 10-Q
period 2019-09-30
ROYAL GOLD INC
filed 2019-11-07
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

There were 65,591,907 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 31, 2019.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, in thousands except share data)

	September 30,	June 30,
	2019	2019
ASSETS
Cash and equivalents	$121,970	$119,475
Royalty receivables	26,635	20,733
Income tax receivable	3,698	2,702
Stream inventory	10,772	11,380
Prepaid expenses and other	1,135	389
Total current assets	164,210	154,679
Stream and royalty interests, net (Note 3)	2,305,018	2,339,316
Other assets	78,683	50,156
Total assets	$2,547,911	$2,544,151
LIABILITIES
Accounts payable	$3,496	$2,890
Dividends payable	17,380	17,372
Income tax payable	5,548	6,974
Other current liabilities	5,949	6,374
Total current liabilities	32,373	33,610
Debt (Note 5)	164,595	214,554
Deferred tax liabilities	88,184	88,961
Uncertain tax positions	38,322	36,573
Other long-term liabilities	2,109	-
Total liabilities	325,583	373,698
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,495,787 and 65,440,492 shares outstanding, respectively	655	655
Additional paid-in capital	2,202,350	2,201,773
Accumulated losses	(12,676)	(65,747)
Total Royal Gold stockholders’ equity	2,190,329	2,136,681
Non-controlling interests	31,999	33,772
Total equity	2,222,328	2,170,453
Total liabilities and equity	$2,547,911	$2,544,151

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands except share data)

	For The Three Months Ended
	September 30,	September 30,
	2019	2018
Revenue (Note 6)	$118,774	$99,992

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	20,111	16,527
General and administrative	7,443	9,927
Production taxes	1,099	1,292
Exploration costs	2,626	4,362
Depreciation, depletion and amortization	38,714	42,551
Total costs and expenses	69,993	74,659

Operating income	48,781	25,333

Fair value changes in equity securities	(1,375)	(1,468)
Interest and other income	775	103
Interest and other expense	(2,834)	(7,877)
Income before income taxes	45,347	16,091

Income tax benefit (expense)	23,525	(4,115)
Net income	68,872	11,976
Net loss attributable to non-controlling interests	1,581	3,032
Net income attributable to Royal Gold common stockholders	$70,453	$15,008

Net income	$68,872	$11,976
Comprehensive income	68,872	11,976
Comprehensive loss attributable to non-controlling interests	1,581	3,032
Comprehensive income attributable to Royal Gold stockholders	$70,453	$15,008

Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$1.07	$0.23
Basic weighted average shares outstanding	65,465,611	65,374,866
Diluted earnings per share	$1.07	$0.23
Diluted weighted average shares outstanding	65,615,926	65,497,159
Cash dividends declared per common share	$0.265	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, in thousands except share data)

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$—	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	55,295	—	(323)	—	—	—	(323)
Distributions from (to) non-controlling interests	—	—	900	—	—	(192)	708
Net income	—	—	—	—	70,453	(1,581)	68,872
Dividends declared	—	—	—	—	(17,382)	—	(17,382)
Balance at September 30, 2019	65,495,787	$655	$2,202,350	$—	$(12,676)	$31,999	$2,222,328

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2018	65,360,041	$654	$2,192,612	$(1,201)	$(89,898)	$39,102	$2,141,269
Stock-based compensation and related share issuances	34,857	—	472	—	—	—	472
Distributions from (to) non-controlling interests	—	—	1,950	—	—	(25)	1,925
Net income	—	—	—	—	15,008	(3,032)	11,976
Other comprehensive loss	—	—	—	1,201	(1,201)	—	—
Dividends declared	—	—	—	—	(16,376)	—	(16,376)
Balance at September 30, 2018	65,394,898	$654	$2,195,034	$—	$(92,467)	$36,045	$2,139,266

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$68,872	$11,976
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	38,714	42,551
Amortization of debt discount and issuance costs	281	3,903
Non-cash employee stock compensation expense	2,101	2,444
Fair value changes in equity securities	1,375	1,468
Deferred tax benefit	(33,139)	(1,681)
Changes in assets and liabilities:
Royalty receivables	(5,902)	1,250
Stream inventory	608	(701)
Income tax receivable	(995)	(6,341)
Prepaid expenses and other assets	(3,197)	1,061
Accounts payable	517	(4,060)
Income tax payable	(1,426)	(10,241)
Uncertain tax positions	1,748	3,266
Other liabilities	1,682	(258)
Net cash provided by operating activities	$71,239	$44,637

Cash flows from investing activities:
Acquisition of royalty interests	(4,362)	(3)
Other	4,858	(121)
Net cash provided by (used in) investing activities	$496	$(124)

Cash flows from financing activities:
Repayment of debt	(50,000)	—
Net payments from issuance of common stock	(2,423)	(1,972)
Common stock dividends	(17,373)	(16,376)
Other	556	2,163
Net cash used in financing activities	$(69,240)	$(16,185)
Net increase in cash and equivalents	2,495	28,328
Cash and equivalents at beginning of period	119,475	88,750
Cash and equivalents at end of period	$121,970	$117,078

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.    OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission on August 8, 2019 (“Fiscal 2019 10-K”).

Certain amounts in the prior period consolidated balance sheet have been reclassified for comparative purposes to conform with the presentation in the current period balance sheet.  Reclassified amounts were not material.

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires recognition of right-of-use assets and lease payment liabilities on the balance sheet by lessees for all leases with terms greater than twelve months.  Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses. ASU 2016-02 also requires certain quantitative and qualitative disclosures about material leasing arrangements.

Subsequently, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides an additional modified retrospective transition method for adopting ASU 2016-02, which eliminates the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance.

ASU 2016-02, together with ASU 2018-11, is effective for the Company July 1, 2019. The Company adopted the new guidance using the modified retrospective approach set forth in ASU 2018-11, with the date of initial application on July 1, 2019.  Comparative reporting periods were not adjusted upon adoption.

As permitted under the transition guidance, the Company has elected to use the following practical expedients at transition:

●	To not reassess whether any expired or existing contracts were or contained leases; and
●	To not reassess the lease classification for any expired or existing leases.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

In addition, the Company has elected to use the following practical expedients at and subsequent to adoption in accordance with ASU 2016-02:

●	Not to separate non-lease from lease components, and instead account for each lease component and any associated non-lease components as a single lease component; and
●	Not to recognize right-of-use assets and associated liabilities for short-term contracts with lease terms of 12 months or less.

The Company’s significant lease arrangements relate to its office spaces. These arrangements are for leases of assets such as corporate office space and office equipment.  Through the implementation process, the Company evaluated its lease arrangements, which included an analysis of contracts, and updated its internal controls and processes that are necessary to track and calculate the additional accounting and disclosure requirements as required upon adoption of ASU 2016-02.

Upon adoption, the new standard had an insignificant impact on the Company’s consolidated balance sheets as of September 30, 2019.  Adoption of the new standard resulted in the recognition of $2.4 million of right-of-use assets on our consolidated balance sheets with an offsetting $2.4 million of lease liabilities for operating leases.  The current portion of our right of use assets are included in Prepaid expenses and other, while the long-term portion is included in Other assets on our consolidated balance sheets.  The current portion of the offsetting lease liabilities are included in Other current liabilities, while the long-term portion is included in Other long-term liabilities on our consolidated balance sheets.  The Company did not have any finance leases as of September 30, 2019.  The adoption of ASU 2016-02 did not impact accumulated losses, our consolidated statements of operations and comprehensive income, and our consolidated statements of cash flows.

2.    ACQUISITION

Castelo de Sonhos royalty acquisition

In August 2019, a subsidiary of the Company entered into an agreement with TriStar Gold Inc. and its subsidiaries (together “TriStar”) to acquire (i) up to a 1.5% net smelter return (“NSR”) royalty on the Castelo de Sonhos gold project (“CDS”), located in Brazil, and (ii) warrants to purchase up to 19,640,000 common shares of TriStar.  Total consideration is $7.5 million and is payable over three payments, of which $4.5 million was paid in August 2019.  The second and third payments of $1.5 million each are subject to satisfaction of certain conditions and are payable by November 30, 2019 and March 31, 2020.  The NSR royalty is incrementally earned pro-rata with the funding schedule while the warrants to purchase TriStar common shares will be issued pro-rata with the funding schedule.

The CDS royalty acquisition has been accounted for as an asset acquisition.  The $4.4 million paid as part of the aggregate funding schedule, plus direct acquisition costs, have been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets.  Any future funding of the second and third payments, plus any direct acquisition costs, will also be recorded as an exploration stage royalty interest.

The warrants have been recorded within Other assets on our consolidated balance sheets and have a carrying value of approximately $0.8 million as of September 30, 2019.  The warrants have been classified as a financial asset instrument and are recorded at fair value at each reporting date using the Black-Scholes model.  Any change in fair value of the warrants at subsequent reporting periods will be recorded within Interest and other income on our consolidated statements of operations and comprehensive income.  As of September 30, 2019, the Company holds 11,784,000 warrants at an exercise price of C$0.25 per common share with a term of five years.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s stream and royalty interests, net as of September 30, 2019 and June 30, 2019.

As of September 30, 2019 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(192,726)	$597,909
Pueblo Viejo	610,404	(168,961)	441,443
Andacollo	388,182	(93,774)	294,408
Rainy River	175,727	(17,462)	158,265
Wassa and Prestea	146,475	(59,565)	86,910
Total production stage stream interests	2,111,423	(532,488)	1,578,935
Production stage royalty interests:
Voisey's Bay	205,724	(97,136)	108,588
Peñasquito	99,172	(41,414)	57,758
Holt	34,612	(22,936)	11,676
Cortez	80,681	(12,777)	67,904
Other	487,224	(390,591)	96,633
Total production stage royalty interests	907,413	(564,854)	342,559
Total production stage stream and royalty interests	3,018,836	(1,097,342)	1,921,494

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Other	70,952	—	70,952
Total development stage stream and royalty interests	82,990	—	82,990

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	122,844	—	122,844
Total exploration stage royalty interests	300,534	—	300,534
Total stream and royalty interests, net	$3,402,360	$(1,097,342)	$2,305,018

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2019 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(184,091)	$606,544
Pueblo Viejo	610,404	(158,819)	451,585
Andacollo	388,182	(86,675)	301,507
Rainy River	175,727	(14,522)	161,205
Wassa and Prestea	146,475	(56,919)	89,556
Total production stage stream interests	2,111,423	(501,026)	1,610,397
Total production stage stream and royalty interests
Production stage royalty interests:
Voisey's Bay	205,724	(95,564)	110,160
Peñasquito	99,172	(40,659)	58,513
Holt	34,612	(22,570)	12,042
Cortez	20,878	(12,362)	8,516
Other	487,224	(386,501)	100,723
Total production stage royalty interests	847,610	(557,656)	289,954
Total production stage stream and royalty interests	2,959,033	(1,058,682)	1,900,351
Development stage stream interests:
Other	12,038	—	12,038

Development stage royalty interests:
Cortez	59,803	—	59,803
Other	70,952	—	70,952
Total development stage royalty interests	130,755	—	130,755
Total development stage stream and royalty interests	142,793	—	142,793

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	118,482	—	118,482
Total exploration stage royalty interests	296,172	—	296,172
Total stream and royalty interests, net	$3,397,998	$(1,058,682)	$2,339,316

Mount Milligan

The Company’s wholly-owned subsidiary, RGLD Gold AG (“RGLD Gold”), owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper-gold mine in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra Gold Inc. (“Centerra”).  The Company’s carrying value for its stream interest at Mount Milligan is $597.9 million as of September 30, 2019.

On October 30, 2019, Centerra reported that issues identified with decreasing long-term gold recoveries and increased costs in the short-to medium-term led them to record an impairment charge against their carrying value of the Mount Milligan mine under applicable accounting standards, and that it has begun a comprehensive technical review of the operation with the objective of publishing an updated 43-101 technical report in the coming months.  According to Centerra, the updated 43-101 report will include studies to optimize the economics of the mine as well as incorporate results of exploration drilling through calendar 2019.  While Centerra acknowledged that the extent of any changes in reserves and mineralized material cannot be precisely determined until all relevant studies and modeling have been completed, it expects that the mineral reserves and mineralized material at Mount Milligan will be materially reduced.

A significant reduction in reserves and mineralized material could be an indicator of potential impairment for Royal Gold.  The financial impairment taken by Centerra does not impact the mine operating performance, and, further, a significant reduction in reserves and mineralized material at Mount Milligan may not result in an impairment given current high gold prices and our low depletion rates for the Mount Milligan stream interest.  It is unclear at this point what impact, if any,

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

the results of Centerra’s technical report work will have on the carrying value of our stream interest at Mount Milligan.  The Company will continue to monitor these developments at Mount Milligan in subsequent quarterly reporting periods.

Other

During the quarter ended June 30, 2019, the Company was made aware of insolvency proceedings at one of our non-principal producing properties (El Toqui), and during the quarter ended September 30, 2019, the Company was made aware of insolvency proceedings at one of our evaluation stage properties.  The outcome of these insolvency proceedings may impact our royalty interests and the associated carrying values, which are approximately $1.4 million (El Toqui) and $2.7 million (evaluation stage interest) as of September 30, 2019.  The Company continues to monitor these insolvency proceedings as part of our regular asset impairment analysis.  Based on the results of these insolvency proceedings, the Company could determine that a future write-down of either interest to an amount less than the current carrying value or to zero is necessary.

4.  MARKETABLE EQUITY SECURITIES

As of September 30, 2019, the Company’s marketable equity securities include 809,744 common shares of Contango Ore, Inc. (“CORE”), 3,949,575 common shares of Rubicon Minerals Corporation, and warrants to purchase up to 11,784,000 common shares of TriStar.  Our marketable equity securities are measured at fair value (Note 11) each reporting period with any changes in fair value recognized in net income.

The decrease in fair value of our marketable equity securities was approximately $1.4 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income.  The carrying value of the Company’s marketable equity securities as of September 30, 2019 and June 30, 2019 was $15.0 million and $16.0 million, respectively, and is included in Other assets on the Company’s consolidated balance sheets.

5.    DEBT

The Company’s debt as of September 30, 2019 and June 30, 2019 consists of the following:

	As of September 30, 2019			As of June 30, 2019
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total
	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$170,000	$(5,405)	$164,595	$220,000	$(5,446)	$214,554
Total debt	$170,000	$(5,405)	$164,595	$220,000	$(5,446)	$214,554

Revolving credit facility

On September 20, 2019, the Company entered into a third amendment to our revolving credit facility dated as of June 2, 2017.  Under the amendment, the Company’s Swiss subsidiary, RGLD Gold AG, was added as a co-borrower and joint and several obligor, certain of the Company’s Canadian subsidiaries were added as guarantors, and certain equity pledges that previously had been granted in favor of the lenders to support the facility were released, with the result that the facility is now unsecured.

As of September 30, 2019, the Company had $170 million outstanding and $830 million available under the revolving credit facility.  Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty.

As of September 30, 2019, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.10% for an all-in rate of 3.24%.  For the three months ended September 30, 2019 and 2018, interest expense, which includes interest on the outstanding borrowings and the amortization of the debt issuance costs, was $2.2 million and $0.3 million

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

respectively. As discussed in Note 5 to the consolidated financial statements in the Company’s Fiscal 2019 10-K, the Company has financial covenants associated with its revolving credit facility.  As of September 30, 2019, the Company was in compliance with each financial covenant.

6.    REVENUE

Revenue Recognition

Under current ASC 606 – Revenue from Contracts with Customers (“ASC 606”) guidance, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers.  The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement.  A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed below.

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

Royalty Interests

Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurs.  As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to their ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer.  We have further determined that the transfer of each unit of metal production comprising our royalty interest to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of metal production by the operator.  Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable offsite treatment, refining, transportation and, if applicable, mining costs.

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements.  As a result, we may estimate revenue for these royalties based on available information, including

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

public information, from the operator.  If adequate information is not available from the operator or from other public sources before we issue our financial statements, the Company will recognize royalty revenue during the period in which the necessary payment information is received.  Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.  Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2019 10-K.  For the quarter ended September 30, 2019, royalty revenue that was estimated or was attributable to metal production for a period prior to September 30, 2019, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows:

	Three Months Ended
	September 30,	September 30,
	2019	2018
Stream revenue:
Gold	$72,224	$59,114
Silver	8,436	8,720
Copper	6,321	2,203
Total stream revenue	$86,981	$70,037
Royalty revenue:
Gold	$21,757	$18,554
Silver	1,829	1,352
Copper	2,980	3,615
Other	5,227	6,434
Total royalty revenue	$31,793	$29,955
Total revenue	$118,774	$99,992

Revenue attributable to our principal stream and royalty interests is disaggregated as follows:

		Three Months Ended
		September 30,	September 30,
	Metal(s)	2019	2018
Stream revenue:
Mount Milligan	Gold & Copper	$30,497	$8,847
Pueblo Viejo	Gold & Silver	21,618	19,486
Andacollo	Gold	20,604	27,743
Wassa	Gold	5,319	5,325
Rainy River	Gold & Silver	7,166	5,900
Other	Gold & Silver	1,777	2,736
Total stream revenue		$86,981	$70,037
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$4,420	$3,637
Cortez	Gold	4,417	603
Other	Various	22,956	25,715
Total royalty revenue		$31,793	$29,955
Total revenue		$118,774	$99,992

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

Contract Receivables

Under our forward sales contracts related to our metal streaming arrangements, payment is due from the purchaser on the day of settlement. Accordingly, our metal stream sales contracts do not give rise to a receivable under ASC 606.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Under our royalty arrangements, payment is typically due by the royalty payor either (i) monthly, typically thirty days after month-end or (ii) quarterly, typically thirty to sixty days after the respective quarter-end.  Revenue related to production that has occurred as of the reporting date but for which payment has not been received represents a receivable (rather than a contract asset) under ASC 606 as payment by the operator is unconditional upon the production of metal.  As of September 30, 2019, and June 30, 2019, our royalty receivables were $26.6 million and $20.7 million, respectively.

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

7.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended
	September 30,	September 30,
	2019	2018
	(Amounts in thousands)
Stock options	$31	$120
Stock appreciation rights	442	766
Restricted stock	1,243	1,280
Performance stock	385	278
Total stock-based compensation expense	$2,101	$2,444

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three months ended September 30, 2019 and 2018, the Company granted the following stock-based compensation awards:

	Three Months Ended
	September 30,	September 30,
	2019	2018
	(Number of shares)
Stock options	1,604	6,430
Stock appreciation rights	46,726	69,360
Restricted stock	23,976	42,260
Performance stock (at maximum 200% attainment)	28,560	57,420
Total equity awards granted	100,866	175,470

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of September 30, 2019, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$160	1.9
Stock appreciation rights	3,012	2.2
Restricted stock	6,140	3.3
Performance stock	2,522	2.1

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period:

	Three Months Ended
	September 30,	September 30,
	2019	2018
	(in thousands, except per share data)
Net income available to Royal Gold common stockholders	$70,453	$15,008
Weighted-average shares for basic EPS	65,465,611	65,374,866
Effect of other dilutive securities	150,315	122,293
Weighted-average shares for diluted EPS	65,615,926	65,497,159
Basic earnings per share	$1.07	$0.23
Diluted earnings per share	$1.07	$0.23

9.    INCOME TAXES

	Three Months Ended
	September 30,	September 30,
	2019	2018
	(Amounts in thousands, except rate)
Income tax (benefit) expense	$(23,525)	$4,115
Effective tax rate	(51.9%)	25.6%

The decrease in the effective tax rate for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was attributable to discrete tax benefits ($32.3 million) primarily related to the remeasurement of certain deferred tax assets and a net step-up in the basis of tax assets due to the enactment of the Federal Act on Tax Reform and AHV Financing in Zug, Switzerland on September 3, 2019.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

10.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table:

	As of September 30, 2019			As of June 30, 2019
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$756,174	$197,409	$953,583	$767,749	$200,251	$968,000
Dominican Republic	441,443	—	441,443	451,585	—	451,585
Chile	294,408	214,225	508,633	301,507	214,226	515,733
Africa	86,910	321	87,231	89,555	321	89,876
Mexico	—	81,920	81,920	—	83,748	83,748
United States	—	162,412	162,412	—	163,398	163,398
Australia	—	31,187	31,187	—	31,944	31,944
Rest of world	12,039	26,570	38,609	12,039	22,993	35,032
Total	$1,590,974	$714,044	$2,305,018	$1,622,435	$716,881	2,339,316

The Company’s reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended September 30, 2019
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$86,981	$20,111	$—	$31,462	$35,408
Royalty interests	31,793	—	1,099	7,199	23,495
Total	$118,774	$20,111	$1,099	$38,661	$58,903

	Three Months Ended September 30, 2018
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$70,037	$16,527	$—	$32,097	$21,413
Royalty interests	29,955	—	1,292	10,408	18,255
Total	$99,992	$16,527	$1,292	$42,505	$39,668
(1)	Excludes depreciation, depletion and amortization
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended
	September 30,	September 30,
	2019	2018
Total segment gross profit	$58,903	$39,668

Costs and expenses
General and administrative expenses	7,443	9,927
Exploration costs	2,626	4,362
Depreciation	53	46
Operating income	48,781	25,333
Fair value changes in equity securities	(1,375)	(1,468)
Interest and other income	775	103
Interest and other expense	(2,834)	(7,877)
Income before income taxes	$45,347	$16,091

The Company’s revenue by reportable segment for the three months ended September 30, 2019 and 2018 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended
	September 30,	September 30,
	2019	2018
Stream interests:
Canada	$37,663	$14,747
Dominican Republic	21,618	19,486
Chile	20,604	27,742
Africa	7,096	8,062
Total stream interests	$86,981	$70,037

Royalty interests:
United States	$10,602	$6,056
Canada	8,921	10,181
Mexico	6,387	7,996
Australia	3,802	3,060
Africa	470	492
Rest of world	1,611	2,170
Total royalty interests	$31,793	$29,955
Total revenue	$118,774	$99,992

11.  FAIR VALUE MEASUREMENTS

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

	As of September 30, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets (In thousands):
Marketable equity securities(1)	$14,970	$14,970	$14,200	$770	$—
(1) Included in Other assets on the Company’s consolidated balance sheets.

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held by the Company.  The warrants classified within Level 2 of the fair value hierarchy are valued each period using the Black-Scholes model.  The warrants are part of the TriStar transaction discussed further in Note 2 and have been classified as a financial asset instrument.  The carrying value of the Company’s revolving credit facility (Note 5) approximates fair value as of September 30, 2019.

As of September 30, 2019, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12. COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

As of September 30, 2019, the Company’s conditional funding schedule for $212 million pursuant to its Khoemacau silver stream acquisition made in February 2019 remains subject to certain conditions.  On November 5, 2019, the Company’s wholly-owned subsidiary, RGLD Gold AG, made its first advance payment ($65.8 million) pursuant to the Khoemacau silver stream.  Refer to our Fiscal 2019 10-K for further details on the Khoemacau silver stream acquisition.

Ilovica Gold Stream Acquisition

As of September 30, 2019, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”) recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2019 (Fiscal 2019 10-K).

This MD&A contains forward-looking information.  You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “NVR,” “metal stream (or “stream”)” and other types of royalty or similar interests throughout this MD&A.  These terms are defined in our Fiscal 2019 10-K.

Statement Regarding Third Party Information

Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests, except for our interest in the Peak Gold, LLC joint venture (“Peak Gold JV”) as described further in our Fiscal 2019 10-K.  Certain information provided in this report, including the Operator’s Production Estimates by Stream and Royalty Interest for Calendar 2019 and Property Developments, has been provided to us by the operators of properties where we own interests or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC.  Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing metal streams, royalties, and similar interests.  We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of September 30, 2019, we owned seven stream interests, which are on six producing properties and two development stage properties.  Stream interests accounted for approximately 73% and 70% our total revenue for the three months ended September 30, 2019 and 2018, respectively.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of September 30, 2019, we owned royalty interests on 35 producing properties, 14 development stage properties and 130 exploration stage properties, of which we consider 48 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 27% and 30% of our total revenue for the three months ended September 30, 2019 and 2018, respectively.

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

For the three months ended September 30, 2019 and 2018, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,472	79%	$1,213	78%
Silver ($/ounce)	$16.98	9%	$15.02	10%
Copper ($/pound)	$2.63	8%	$2.77	6%
Other	N/A	4%	N/A	6%

Recent Business Developments

Castelo de Sonhos royalty acquisition

In August 2019, a subsidiary of the Company entered into an agreement with TriStar Gold Inc. and its subsidiaries (together “TriStar”) to acquire (i) up to a 1.5% net smelter return (“NSR”) royalty on the Castelo de Sonhos gold project (“CDS”), located in Brazil, and (ii) warrants to purchase up to 19,640,000 common shares of TriStar.  Total consideration is $7.5 million and is payable over three payments, of which $4.5 million was paid in August 2019.  The second and third payments of $1.5 million each are subject to satisfaction of certain conditions and are payable by November 30, 2019 and March 31, 2020.  The NSR royalty is incrementally earned pro-rata with the funding schedule while the warrants to purchase TriStar common shares will be issued pro-rata with the funding schedule.

Aggregate funds invested by the Company will be used by TriStar primarily to advance CDS to the feasibility stage, including advancing permitting activities.  A Preliminary Economic Assessment for CDS was prepared by TriStar in calendar 2018 and was based on a total of 2.0 million ounces of mineralized material at an average grade of approximately 1.0 gram per tonne.  Refer to Note 2 of our notes to consolidated financial statements for further discussion.

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

Please refer to our Fiscal 2019 10-K for further discussion of our principal producing stream and royalty interests.

Principal Producing Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Nevada Gold Mines LLC ("NGM"), a joint venture between Barrick Gold Corporation ("Barrick") and Newmont Goldcorp Corporation ("Newmont Goldcorp")	GSR1: 0.40% to 5.0% sliding-scale GSR GSR2: 0.40% to 5.0% sliding-scale GSR GSR3: 0.71% GSR NVR1: 4.91% NVR; 4.52% NVR (Crossroads)
Mount Milligan	British Columbia, Canada	Centerra Gold Inc. ("Centerra")	Gold stream - 35.00% of payable gold
Copper stream - 18.75% of payable copper
Peñasquito	Zacatecas, Mexico	Newmont Goldcorp	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo	Sanchez Ramirez, Dominican Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter)
Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Rainy River	Ontario, Canada	New Gold, Inc. (“New Gold”)	Gold stream - 6.5% of gold produced (until 230,000 ounces delivered; 3.25% thereafter)
Silver stream - 60% of silver produced (until 3.1 million ounces delivered; 30% thereafter)
Wassa	Western Region of Ghana	Golden Star Resources Ltd. (“Golden Star”)	Gold stream - 10.5% of gold produced (until 220,000 ounces delivered; 5.5% thereafter)

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2019

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year.  In some instances, an operator may revise their original calendar year guidance throughout the year.  The following table shows current production estimates for our principal producing properties for calendar 2019 as well as the actual production reported to us by the various operators through September 30, 2019.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing and development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2019

Principal Producing Properties

	Calendar 2019 Operator’s Production			Calendar 2019 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	62,000			40,400
Mount Milligan(4)	155,000 - 175,000			137,100
Copper			65 - 75 million			53.1 million
Pueblo Viejo(5)	550,000 - 600,000	N/A		411,000	N/A
Rainy River(6)	245,000 - 270,000	245,000 - 270,000		202,700	214,200
Wassa(7)	150,000 - 160,000			114,800
Royalty:
Cortez GSR1	115,500			86,800
Cortez GSR2	70,200			17,900
Cortez GSR3	183,700			104,100
Cortez NVR1	156,900			90,900
Cortez NVR1C	2,000			600
Peñasquito(8)	165,000	25 million		71,000	9.2 million
Lead			180 million			63 million
Zinc			245 million			108 million
(1)	Production estimates received from our operators are for calendar 2019. Please refer to our cautionary statement regarding third party information at the beginning of this MD&A. There can be no assurance that production estimates received from our operators will be achieved. Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2019 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2019 through September 30, 2019, unless otherwise noted in footnotes to this table.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo. The operator did not provide estimated or actual silver production.

(6)	The estimated and actual production figures shown for Rainy River are produced gold and silver in doré.

(7)	The estimated and actual production figures shown for Wassa are payable gold in doré.

(8)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated lead and zinc production figures shown are payable lead and zinc in concentrate. The estimated production figures shown are for the period April 18, 2019 through December 31, 2019, while actual production figures shown are for the period April 18, 2019 through September 30, 2019, per the operator.

Property Developments

The following property development information is provided by the operators of the property, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 9,700 ounces of gold for the three months ended September 30, 2019, compared to approximately 15,300 ounces of gold for the three months ended September 30, 2018. Decreased deliveries resulted from differences in the timing of shipments and settlements during the periods.

On October 13, 2019, Teck reported the Teck Carmen de Andacollo Workers Union gave notice that a strike would commence on October 14, 2019. On October 23, 2019, Teck confirmed that operations were suspended on October 14,

2019, with the exception of essential activities required to maintain safety and the environment.  Negotiations with the union are ongoing.  We anticipate the impact of the strike to be reflected beginning with our March 2020 quarterly results as we generally receive gold deliveries from Andacollo within five months of concentrate shipment.

Khoemacau Copper Silver Project

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), they continued to make good progress at the Khoemacau Project (“Khoemacau”) in Botswana. According to KCM, the project reached approximately 11% of construction completion at the end of the first quarter with 67% of the capital committed.  Also according to KCM, work at site primarily has been focused on excavation of the South, Central and North boxcuts to provide access to the Zone 5 orebody, with handover of the first boxcut to the underground mining contractor targeted for the end of calendar 2019.  KCM reported that additional construction is underway on surface infrastructure at Zone 5 and the access and infrastructure corridor between Zone 5 and the Boseto mill, while work on refurbishment of the Boseto plant is scheduled to commence shortly.

On November 5, 2019, Royal Gold made the first advance payment of $65.8 million under the Khoemacau stream agreement.  Royal Gold’s remaining commitment ranges from $146.2 million for the base stream of 80% of payable silver up to $199.2 million should KCM elect to increase the stream from 80% to 100% of payable silver.  Further payments are subject to certain conditions and are scheduled to be made on a quarterly basis using an agreed formula and certification process as project spending progresses.  The project cost remains on budget according to KCM’s forecast and KCM expects the first shipment of concentrate by mid-2021.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 14,000 ounces of gold for the three months ended September 30, 2019, compared to approximately 12,600 ounces of gold for the three months ended September 30, 2018.  Copper stream deliveries from Mount Milligan were approximately 2.4 million pounds during the three months ended September 30, 2019, compared to approximately 1.6 million pounds during the three months ended September 30, 2018.

Centerra reported that favorable rainfall combined with access to surface water during the year from Philip Lake 1 and Rainbow Creek resulted in more than twice the amount of stored water volume than last year at this time.  In addition, Centerra reported success in its groundwater exploration program, and subject to the receipt of permits, expects to bring new groundwater sources on line in December.  With these improvements and prudent water management, Centerra currently expects that Mount Milligan should not need to slow production in the first calendar quarter of 2020 to conserve water, as was required in the two prior years.

Centerra also reported that it continues to work on life-of-mine water sources with relevant stakeholders, and formal applications and government review are expected to commence later in calendar 2019.

On October 30, 2019, Centerra reported that issues identified with decreasing long-term gold recoveries and increased costs in the short to medium-term led it to record an impairment charge against the carrying value of the Mount Milligan mine using a financial analysis under applicable accounting standards, and that it has begun a comprehensive technical review of the operation with the objective of publishing an updated 43-101 technical report in the coming months.  According to Centerra, the updated 43-101 report will include studies to optimize the economics of the mine as well as incorporate results of exploration drilling through 2019.  While Centerra acknowledged that the extent of any changes in reserves and mineralized material cannot be precisely determined until all relevant studies and modeling have been completed, it expects that the mineral reserves and mineralized material at Mount Milligan will be materially reduced.  It is unclear at this point what impact, if any, the results of this work will have on the carrying value of our stream interest at Mount Milligan.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 10,500 ounces of gold for the three months ended September 30, 2019, compared to approximately 8,900 ounces of gold for the three months ended September 30, 2018.  Silver stream deliveries were approximately 462,500 ounces of silver for the three months ended September 30, 2019, compared to approximately 509,500 ounces of silver for the three months ended September 30, 2018.

Barrick expects Pueblo Viejo’s plant expansion prefeasibility study to be completed by the end of calendar 2019.  Barrick expects the plant expansion project could significantly increase throughput, allowing the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022 (on a 100% basis).

Rainy River

Gold stream deliveries from Rainy River were approximately 4,400 ounces of gold for the three months ended September 30, 2019, compared to approximately 3,600 ounces of gold for the three months ended September 30, 2018.  Silver stream deliveries were approximately 49,400 ounces of silver for the three months ended September 30, 2019, compared to approximately 35,200 ounces of silver for the three months ended September 30, 2018. The increase resulted from the continued improved operating performance at Rainy River.

New Gold reported mill throughput for the first quarter averaged 24,500 tonnes per day, which is the first full quarter the mill has operated at the target range of 24,000 tonnes per day.  Ore production during the first quarter included planned lower grade ore from Phase 2 as well as remaining higher-grade ore from Phase 1, as mining operations continued the transition from Phase 1 to Phase 2 of the mine plan. New Gold expects grades in the December 2019 quarter to decline and average between 0.8 and 1.0 grams per tonne as ore from Phase 1 is now mined out.  New Gold also reported that gold recovery averaged 91% for the first quarter in-line with the mine plan, and efforts continue to focus on achieving additional circuit optimizations as well as the commissioning of the gravity circuit, which could further improve recoveries.

New Gold reported that it continued to advance a comprehensive mine optimization study that includes a review of alternative open pit and underground mining scenarios, and it expects to release the results of this study by no later than mid-February 2020.

Wassa

Gold stream deliveries from Wassa were approximately 2,900 ounces of gold for the three months ended September 30, 2019, compared to approximately 4,200 ounces of gold for the three months ended September 30, 2018.  Golden Star reported the decrease in production at Wassa was primarily a result of lower grades and recoveries compared to the prior year quarter, which was partially offset by an increase in the mining rate at Wassa underground.

Golden Star announced they completed their calendar 2019 drilling program at Wassa and the geological interpretations have commenced. Golden Star plans to use the new geological interpretations for mineral resource estimations that will be updated for Golden Star’s calendar 2019 year-end resource and reserve statements.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez was 35,100 ounces of gold for the three months ended September 30, 2019 compared to 7,000 ounces of gold for the three months ended September 30, 2018, as a result of production ramping-up at the Crossroads deposit, which is subject to our NVR1C, GSR2 and portions of our NVR1 and GSR3 royalty interests.  Initial ore production at Crossroads was realized during calendar 2018.  Barrick reported that Crossroads transitioned from pre-production in the June 2019 quarter to production status in the September 2019 quarter.

Peñasquito

Gold production attributable to our royalty interest at Peñasquito decreased approximately 30%, silver  and zinc production attributable to our royalty interest increased approximately 10% and 67%, respectively, when compared to the prior year quarter, while lead production was in line with the prior year quarter.

Newmont Goldcorp reported that production at Peñasquito was impacted during the first quarter due to the suspension of operations on September 14 resulting from an illegal blockade of the mine by a trucking contractor and some members of the Cedros community and was related to the same dispute that resulted in a suspension of operations from April 29, 2019 through June 17, 2019.  Newmont Goldcorp stated the this most recent blockade impacted Peñasquito’s production during the first quarter by approximately 11,000 gold ounces, 1.7 million silver ounces, 13.7 million pounds of lead and 22.8 million pounds of zinc, and is expected to impact Newmont Goldcorp’s full-year results for the operation.

Newmont Goldcorp reported that the blockade was lifted on October 8, 2019 and concentrate shipments resumed immediately thereafter.  Newmont Goldcorp further stated the site has now returned to full operation after a 10-day restart process, which commenced on October 22, 2019.

Results of Operations

Quarter Ended September 30, 2019, Compared to Quarter Ended September 30, 2018

For the quarter ended September 30, 2019, we recorded net income attributable to Royal Gold stockholders of $70.5 million, or $1.07 per basic and diluted share, as compared to net income attributable to Royal Gold stockholders of $15.0 million, or $0.23 per basic and diluted share, for the quarter ended September 30, 2018.  The increase in our earnings per share was primarily attributable to (i) an increase in revenue, (ii) a decrease in our interest expense, and (iii) discrete income tax benefits recognized, primarily attributable to recent Swiss tax reform, each discussed further below.

For the quarter ended September 30, 2019, we recognized total revenue of $118.8 million, which is comprised of stream revenue of $87.0 million and royalty revenue of $31.8 million at an average gold price of $1,472 per ounce, an average silver price of $16.98 per ounce and an average copper price of $2.63 per pound.  This is compared to total revenue of $100.0 million for the three months ended September 30, 2018, which was comprised of stream revenue of $70.0 million and royalty revenue of $30.0 million, at an average gold price of $1,213 per ounce, an average silver price of $15.02 per ounce and an average copper price of $2.77 per pound.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended September 30, 2019 and 2018

(In thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2019			September 30, 2018
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$30,497			$8,847
	Gold		16,600	oz.		5,500	oz.
	Copper		2.4	Mlbs.		837,100	lbs.
Pueblo Viejo		$21,618			$19,486
	Gold		9,500	oz.		9,200	oz.
	Silver		475,600	oz.		540,200	oz.
Andacollo	Gold	$20,604	14,000	oz.	$27,743	22,700	oz.
Rainy River		$7,166			$5,900
	Gold		4,600	oz.		4,500	oz.
	Silver		34,500	oz.		31,500	oz.
Wassa	Gold	$5,319	3,600	oz.	$5,325	4,300	oz.
Other(3)	Gold	$1,777	1,200	oz.	$2,736	2,200	oz.
Total stream revenue		$86,981			$70,037

Royalty(2):
Peñasquito		$4,420			$3,637
	Gold		35,500	oz.		50,300	oz.
	Silver		4.6	Moz.		4.2	Moz.
	Lead		29.7	Mlbs.		29.9	Mlbs.
	Zinc		107.1	Mlbs.		64.2	Mlbs.
Cortez	Gold	$4,417	35,100	oz.	$603	7,000	oz.
Other(3)	Various	$22,956	N/A		$25,715	N/A
Total royalty revenue		$31,793			$29,955
Total Revenue		$118,774			$99,992
(1)	Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended September 30, 2019 and 2018, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)	Individually, no stream or royalty included within the “Other” category for royalties contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the three months ended September 30, 2019, compared with the three months ended September 30, 2018, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices.  The increase in our stream revenue was primarily attributable to an increase in gold and copper sales at Mount Milligan.  This increase was partially offset by lower gold sales at Andacollo due to timing of deliveries.  Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2019 and 2018, and gold and silver ounces and copper pounds in inventory as of September 30, 2019, and June 30, 2019, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2019		September 30, 2018		September 30, 2019	June 30, 2019
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	14,000	16,600	12,600	5,500	4,500	7,100
Pueblo Viejo	10,500	9,500	8,900	9,200	10,500	9,500
Andacollo	9,700	14,000	15,300	22,700	100	4,300
Wassa	2,900	3,600	4,200	4,300	700	1,500
Rainy River	4,400	4,600	3,600	4,500	1,600	1,800
Other	1,400	1,200	2,300	2,200	600	400
Total	42,900	49,500	46,900	48,400	18,000	24,600

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2019		September 30, 2018		September 30, 2019	June 30, 2019
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	462,500	475,600	509,500	540,200	462,500	475,600
Rainy River	49,400	34,500	35,200	31,500	51,400	36,500
Total	511,900	510,100	544,700	571,700	513,900	512,100

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2019		September 30, 2018		September 30, 2019	June 30, 2019
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.4	2.4	1.6	0.8	0.8	0.8

Cost of sales, which excludes depreciation, depletion and amortization, increased to $20.1 million for the three months ended September 30, 2019 from $16.5 million for the three months ended September 30, 2018. The increase was primarily due to increased gold and copper sales from Mount Milligan.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold AG’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

General and administrative expenses decreased to $7.4 million for the three months ended September 30, 2019 from $9.9 million for the three months ended September 30, 2018.  The decrease during the current quarter was primarily due to a decrease in legal costs primarily attributable to the Voisey’s Bay royalty calculation dispute and settlement, which was settled during the three months ended September 30, 2018.

Depreciation, depletion and amortization decreased to $38.7 million for the three months ended September 30, 2019 from $42.6 million for the three months ended September 30, 2018.  The decrease was primarily attributable to a decrease in gold sales at Andacollo, when compared to the prior year quarter.

Interest and other expense decreased to $2.8 million for the three months ended September 30, 2019, from $7.9 million for the three months ended September 30, 2018.  The decrease was primarily attributable to lower interest expense as a result of a decrease in average debt amounts outstanding when compared to the prior period.  As discussed in our Fiscal 2019 10-K, the Company settled the $370 million aggregate principal amount due under its convertible senior notes that matured in June 2019.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

During the three months ended September 30, 2019, we recognized an income tax benefit totaling $23.5 million compared with income tax expense of $4.1 million during the three months ended September 30, 2018.  The income tax benefit resulted in an effective tax rate of (51.9%) in the current period, compared with 25.6% in the quarter ended September 30, 2018.  The decrease in the effective tax rate for the three months ended September 30, 2019 was attributable to discrete tax benefits ($32.3 million) primarily related to the remeasurement of certain deferred tax assets held by our Swiss subsidiary, RGLD Gold AG, and a net step-up in the basis of tax assets, resulting from the enactment of the Federal Act on Tax Reform and AHV Financing in Zug, Switzerland during the current quarter.  In October of 2019, RGLD Gold AG decided to relocate its corporate office from the Canton of Zug to the Canton of Lucerne.  As a result of the corporate relocation, we anticipate an additional step-up in the basis of tax assets during the three months ending December 31, 2019, which may result in additional tax benefits.

Liquidity and Capital Resources

Overview

At September 30, 2019, we had current assets of $164.2 million compared to current liabilities of $32.4 million resulting in working capital of $131.8 million and a current ratio of 5 to 1.  This compares to current assets of $154.7 million and current liabilities of $33.6 million at June 30, 2019, resulting in working capital of $121.1 million and a current ratio of approximately 5 to 1.

During the three months ended September 30, 2019, liquidity needs were met from $71.2 million in net cash provided by operating activities and our available cash resources.  During the three months ended September 30, 2019, the Company repaid $50 million of the outstanding borrowings under the revolving credit facility.  As of September 30, 2019, the Company had $170 million outstanding and $830 million available under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $1.0 billion of total liquidity at September 30, 2019.  The Company was in compliance with each financial covenant under the revolving credit facility as of September 30, 2019.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

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

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2019 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $71.2 million for the three months ended September 30, 2019, compared to $44.6 million for the three months ended September 30, 2018.  The increase is primarily due to an increase in proceeds received from our stream interests, net of cost of sales, of approximately $14.7 million and lower income taxes paid of $10.6 million over the prior period.

Investing Activities

Net cash provided by investing activities totaled $0.5 million for the three months ended September 30, 2019, compared to net cash used in investing activities of $0.1 million for the three months ended September 30, 2018.

Financing Activities

Net cash used in financing activities totaled $69.2 million for the three months ended September 30, 2019, compared to $16.2 million for the three months ended September 30, 2018.  The increase in cash used in financing activities is primarily due to an increase in repayments on our revolving credit facility.  The Company repaid $50.0 million on our revolving credit facility during the three months ended September 30, 2019.

Recently Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards.  Refer to our Fiscal 2019 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding the impact of recently adopted or issued accounting standards; the expected schedule for making additional payments to complete acquisition of the CDS NSR and warrants to purchase common shares of TriStar; adverse financial conditions experienced by operators of certain producing stream and royalty properties; available water sources, success in groundwater exploration, expectations for production during the first calendar quarter of 2020, and progress of work on life-of-mine water sources, decreasing long-term recoveries and increasing short to medium-term costs, expected results of updated 43-101 technical report and impact of updated 43-101 technical report on the Company’s interests at Mount Milligan; insolvency proceedings and potential for write-down of Company’s carrying value for certain non-principal producing and evaluation properties; expected schedule for making advance payments pursuant to the Khoemacau copper-silver project stream agreement and the funding of such payments; remaining conditions for funding under the Ilovica stream agreement; expectations concerning the proportion of total revenue to come from stream and royalty interests; estimates pertaining to timing, commencement and volume of production from the operators of properties where we hold stream and royalty interests and comparisons of estimates to actual production; statements related to ongoing developments and expected developments at properties where we hold stream and royalty interests; strike, suspension of operations and ongoing negotiations at Andacollo and anticipated impact of suspension to the Company; progress of construction, capital committed, forecasted budget and estimated timeframe for first shipment of concentrate at Khoemacau, and size of and conditions to the Company’s remaining commitment under the Khoemacau stream agreement; mill availability and throughput, ore production, declining grade, recoveries, circuit optimization, commissioning of gravity circuit and mine optimization at Rainy River; decrease in production, lower grades and recoveries, increased mining rate, 2019 drilling program and geological interpretations and updated mineral resource estimations at Wassa; expected transition from pre-stripping to production phase stripping at Cortez; dispute, blockade, suspension and resumption of concentrate sales and operations at, and impact to full-year results for, Peñasquito; expected completion of plant expansion prefeasibility study and feasibility study, and expected increase in throughput and production, at Pueblo Viejo; possible tax benefits from relocation of the RGLD Gold AG office; fluctuations in the prices for gold, silver, copper, nickel and other metals; stream and royalty revenue estimates and comparisons of estimates to actual revenue; effective tax rate estimates, including the effect of recently enacted tax reforms; the adequacy of financial resources and funds to cover anticipated expenditures for debt service, general and administrative expenses and dividends, as well as costs associated with exploration and business development and capital expenditures; expected delivery dates of gold, silver, copper and other metals; and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from past results as well as those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	a low price environment for gold and other metal prices on which our stream and royalty interests are paid or a low price environment for the primary metals mined at properties where we hold stream and royalty interests;
●	the production at or performance of properties where we hold stream and royalty interests, and variation of actual performance from the production estimates and forecasts made by the operators of these properties;

●	the ability of operators to bring projects into production on schedule or operate in accordance with feasibility studies, including development stage mining properties, mine and mill expansion projects and other development and construction projects;
●	acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the properties where we hold stream and royalty interests;
●	challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of indigenous populations, non-governmental organizations, local communities, or other third parties;
●	liquidity or other problems our operators may encounter, including shortfalls in the financing required to complete construction and bring a mine into production;
●	decisions and activities of the operators of properties where we hold stream and royalty interests;
●	hazards and risks at the properties where we hold stream and royalty interests that are normally associated with developing and mining properties, including unanticipated grade, continuity and geological, metallurgical, processing or other problems, mine operating and ore processing facility problems, pit wall or tailings dam failures, industrial accidents, environmental hazards and natural catastrophes such as drought, floods, hurricanes or earthquakes and access to sufficient raw materials, water and power;
●	changes in operators’ mining, processing and treatment techniques and changes to operators’ cost structure, which may change the production of minerals subject to our stream and royalty interests;
●	changes in the methodology employed by our operators to calculate our stream and royalty interests, or failure to make such calculations in accordance with the agreements that govern them;
●	changes in project parameters as plans of the operators of properties where we hold stream and royalty interests are refined;
●	accuracy of and decreases in estimates of reserves and mineralization by the operators of properties where we hold stream and royalty interests;
●	contests to our stream and royalty interests and title and other defects in the properties where we hold stream and royalty interests;
●	adverse effects on market demand for commodities, the availability of financing, and other effects from adverse economic and market conditions;
●	future financial needs of the Company and the operators of properties where we hold stream or royalty interests;
●	federal, state and foreign legislation governing us or the operators of properties where we hold stream and royalty interests;
●	the availability of stream and royalty interests for acquisition or other acquisition opportunities and the availability of debt or equity financing necessary to complete such acquisitions;
●	our ability to make accurate assumptions regarding the valuation, timing and amount of revenue to be derived from our stream and royalty interests when evaluating acquisitions;
●	risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, validity of security interests, governmental consents for granting interests in exploration and exploitation licenses, application and enforcement of real estate, mineral tenure, contract, safety, environmental and permitting laws, currency fluctuations, expropriation of property, repatriation of earnings, taxation, price controls, inflation, import and export regulations, community unrest and labor disputes, endemic health issues, corruption, enforcement and uncertain political and economic environments;
●	changes in laws governing us, the properties where we hold stream and royalty interests or the operators of such properties;
●	risks associated with issuances of additional common stock or incurrence of indebtedness in connection with acquisitions or otherwise including risks associated with the issuance and conversion of convertible notes;

●	changes in management and key employees; and
●	failure to complete future acquisitions;

as well as other factors described elsewhere in this report and our other reports filed with the SEC, including our Fiscal 2019 10-K.  Most of these factors are beyond our ability to predict or control.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  Forward-looking statements speak only as of the date on which they are made.  We disclaim any obligation to update any forward-looking statements made herein, except as required by law.  Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals.  Gold, silver, copper and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events and the strength of the U.S. dollar relative to other currencies.  Please see “Volatility in gold, silver, copper, nickel and other metal prices may have an adverse impact on the value of our stream and royalty interests and may reduce our revenues. Certain contracts governing our stream and royalty interests have features that may amplify the negative effects of a decrease in metals prices,” under Part I, Item 1A of our Fiscal 2019 10-K, for more information that can affect gold, silver, copper and other metal prices as well as historical gold, silver, copper and nickel prices.

During the three months ended September 30, 2019, we reported revenue of $118.8 million, with an average gold price for the period of $1,472 per ounce, an average silver price of $16.98 per ounce and an average copper price of $2.63 per pound.  Approximately 79% of our total reported revenues for the three months ended September 30, 2019 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the three months ended September 30, 2019, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $9.9 million.

Approximately 9% of our total reported revenues for the three months ended September 30, 2019 were attributable to silver sales from our silver producing stream and royalty interests.  For the three months ended September 30, 2019, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $1.1 million.

Approximately 8% of our total reported revenues for the three months ended September 30, 2019 were attributable to copper sales from our copper producing stream and royalty interests.  For the three months ended September 30, 2019, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $1.0 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Vice President Strategy (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Vice President Strategy have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Vice President Strategy, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.    RISK FACTORS

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  In addition, risk factors are included in Part I, Item 1A of our Fiscal 2019 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description
4.2*	Description of Capital Stock of Royal Gold, Inc.

10.1*

Amendment No. 3 to Revolving Facility Credit Agreement dated as of September 20, 2019 and entered into by and among Royal Gold, Inc., RGLD Gold AG, RG Royalties, LLC, Royal Gold International Holdings, Inc., the banks and financial institutions identified therein as a “Lender”, and The Bank of Nova Scotia as Administrative Agent for the Lenders

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 7, 2019
	By:	/s/ Tony Jensen
Tony Jensen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ William Heissenbuttel
William Heissenbuttel
Chief Financial Officer and Vice President Strategy
(Principal Financial and Accounting Officer)