Form 10-Q
period 2019-12-31
ROYAL GOLD INC
filed 2020-02-06
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-13357

Royal Gold, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0835164
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

1144 15th Street, Suite 2500
Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 573-1660

1660 Wynkoop Street, Suite 1000, Denver, Colorado 80202

(Former address if changed since last report)

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

There were 65,572,978 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 30, 2020.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	December 31,	June 30,
	2019	2019
ASSETS
Cash and equivalents	$80,504	$119,475
Royalty receivables	28,446	20,733
Income tax receivable	9,671	2,702
Stream inventory	15,336	11,380
Prepaid expenses and other	2,485	389
Total current assets	136,442	154,679
Stream and royalty interests, net (Note 3)	2,333,091	2,339,316
Other assets	85,103	50,156
Total assets	$2,554,636	$2,544,151
LIABILITIES
Accounts payable	$3,170	$2,890
Dividends payable	18,354	17,372
Income tax payable	14,366	6,974
Other current liabilities	8,240	6,374
Total current liabilities	44,130	33,610
Debt (Note 5)	129,869	214,554
Deferred tax liabilities	87,352	88,961
Uncertain tax positions	39,804	36,573
Other long-term liabilities	6,267	-
Total liabilities	307,422	373,698
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,496,004 and 65,440,492 shares outstanding, respectively	655	655
Additional paid-in capital	2,205,364	2,201,773
Accumulated earnings (losses)	10,290	(65,747)
Total Royal Gold stockholders’ equity	2,216,309	2,136,681
Non-controlling interests	30,905	33,772
Total equity	2,247,214	2,170,453
Total liabilities and equity	$2,554,636	$2,544,151

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Revenue (Note 6)	$123,643	$97,592	$242,417	$197,585

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	21,077	18,162	41,188	34,689
General and administrative	6,665	7,423	14,108	17,349
Production taxes	984	909	2,083	2,201
Exploration costs	1,514	842	4,140	5,204
Depreciation, depletion and amortization	40,096	38,807	78,810	81,358
Total costs and expenses	70,336	66,143	140,329	140,801

Operating income	53,307	31,449	102,088	56,784

Fair value changes in equity securities	222	(3,631)	(1,153)	(5,099)
Interest and other income	226	487	1,001	590
Interest and other expense	(2,217)	(7,410)	(5,051)	(15,287)
Income before income taxes	51,538	20,895	96,885	36,988

Income tax (expense) benefit	(11,124)	2,148	12,401	(1,967)
Net income and comprehensive income	40,414	23,043	109,286	35,021
Net loss and comprehensive loss attributable to non-controlling interests	907	543	2,488	3,575
Net income and comprehensive income attributable to Royal Gold common stockholders	$41,321	$23,586	$111,774	$38,596
Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.63	$0.36	$1.70	$0.59
Basic weighted average shares outstanding	65,495,907	65,395,457	65,480,759	65,385,161
Diluted earnings per share	$0.63	$0.36	$1.70	$0.59
Diluted weighted average shares outstanding	65,611,567	65,473,400	65,613,406	65,485,423
Cash dividends declared per common share	$0.28	$0.265	$0.545	$0.515

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at September 30, 2019	65,495,787	$655	$2,202,350	$—	$(12,676)	$31,999	$2,222,328
Stock-based compensation and related share issuances	217	—	1,214	—	—	—	1,214
Distributions from (to) non-controlling interests	—	—	1,800	—	—	(187)	1,613
Net income and comprehensive income	—	—	—	—	41,321	(907)	40,414
Dividends declared	—	—	—	—	(18,355)	—	(18,355)
Balance at December 31, 2019	65,496,004	$655	$2,205,364	$—	$10,290	$30,905	$2,247,214

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at September 30, 2018	65,394,898	$654	$2,195,034	$—	$(92,465)	$36,046	$2,139,269
Stock-based compensation and related share issuances	1,441	—	1,380	—	—	—	1,380
Distributions from (to) non-controlling interests	—	—	840	—	—	(203)	637
Net income and comprehensive income	—	—	—	—	23,586	(543)	23,043
Dividends declared	—	—	—	—	(17,359)	—	(17,359)
Balance at December 31, 2018	65,396,339	$654	$2,197,254	$—	$(86,238)	$35,300	$2,146,970

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$—	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	55,512	—	891	—	—	—	891
Distributions from (to) non-controlling interests	—	—	2,700	—	—	(379)	2,321
Net income and comprehensive income	—	—	—	—	111,774	(2,488)	109,286
Dividends declared	—	—	—	—	(35,737)	—	(35,737)
Balance at December 31, 2019	65,496,004	$655	$2,205,364	$—	$10,290	$30,905	$2,247,214

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2018	65,360,041	$654	$2,192,612	$(1,201)	$(89,898)	$39,102	$2,141,269
Stock-based compensation and related share issuances	36,298	—	1,852	—	—	—	1,852
Distributions from (to) non-controlling interests	—	—	2,790	—	—	(227)	2,563
Net income and comprehensive income	—	—	—	—	38,596	(3,575)	35,021
Other comprehensive loss	—	—	—	1,201	(1,201)	—	—
Dividends declared	—	—	—	—	(33,735)	—	(33,735)
Balance at December 31, 2018	65,396,339	$654	$2,197,254	$—	$(86,238)	$35,300	$2,146,970

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended
	December 31,	December 31,
	2019	2018
Cash flows from operating activities:
Net income and comprehensive income	$109,286	$35,021
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	78,810	81,358
Amortization of debt discount and issuance costs	566	7,864
Non-cash employee stock compensation expense	3,639	4,070
Fair value changes in equity securities	1,153	5,099
Deferred tax benefit	(36,126)	(307)
Changes in assets and liabilities:
Royalty receivables	(7,714)	697
Stream inventory	(3,956)	1,356
Income tax receivable	(6,968)	(12,753)
Prepaid expenses and other assets	(7,020)	2,305
Accounts payable	(929)	(7,026)
Income tax payable	7,392	(7,514)
Uncertain tax positions	3,230	2,197
Other liabilities	8,133	(8,899)
Net cash provided by operating activities	$149,496	$103,468

Cash flows from investing activities:
Acquisition of stream and royalty interests	(72,417)	(55)
Purchase of equity securities	(411)	(3,569)
Other	4,774	(87)
Net cash used in investing activities	$(68,054)	$(3,711)

Cash flows from financing activities:
Repayment of debt	(85,000)	—
Net payments from issuance of common stock	(2,747)	(2,217)
Common stock dividends	(34,755)	(32,754)
Contributions from non-controlling interest	2,700	2,790
Other	(611)	210
Net cash used in financing activities	$(120,413)	$(31,971)
Net (decrease) increase in cash and equivalents	(38,971)	67,786
Cash and equivalents at beginning of period	119,475	88,750
Cash and equivalents at end of period	$80,504	$156,536

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q.  Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020.  These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission on August 8, 2019 (“Fiscal 2019 10-K”).

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

ASU 2016-02, together with ASU 2018-11, was effective for the Company July 1, 2019. The Company adopted the new guidance using the modified retrospective approach set forth in ASU 2018-11, with the date of initial application on July 1, 2019.  Comparative reporting periods were not adjusted upon adoption.

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

The Company’s significant lease arrangements relate to its office spaces. These arrangements are for leases of assets such as corporate office space and office equipment.  Through the implementation process, the Company evaluated its lease arrangements, which included an analysis of contracts, and updating its internal controls and processes that are necessary to track and calculate the additional accounting and disclosure requirements as required upon adoption of ASU 2016-02.

The Company leases office space and office equipment under operating leases expiring at various dates through the fiscal year ending June 30, 2030. The following amounts were recorded in the consolidated balance sheets at December 31, 2019 (amounts in thousands):

	Classification	December 31, 2019
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$568
Right-of-use assets - non-current	Other assets	5,052
Total right-of-use assets		$5,620

Lease liabilities - current	Other current liabilities	$412
Lease liabilities - non-current	Other long-term liabilities	6,267
Total operating lease liabilities		$6,679

Maturities of operating lease liabilities at December 31, 2019 were as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2020	$194
2021	804
2022	802
2023	789
2024	790
Thereafter	4,190
Total lease payments	$7,569
Less imputed interest	(890)
Total	$6,679

Other information pertaining to leases consist of the following:

December 31, 2019
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	9
Weighted average discount rate	2.5%

The Company did not have any finance leases as of December 31, 2019.  The adoption of ASU 2016-02 did not impact accumulated earnings (losses), our consolidated statements of operations and comprehensive income, or our consolidated statements of cash flows.

Recently Issued Accounting Standards

Current Expected Credit Loss

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, changes how an entity will record credit losses from an “incurred loss” approach to an “expected loss” approach. This update is effective for annual periods beginning after December 15, 2019 (i.e. July 1, 2020 for the Company) and interim financial statement periods within those years, with early adoption permitted. The Company is currently undergoing its assessment of the new guidance and the impact it will have on our consolidated financial statements and related disclosures. Based on procedures performed as of December 31, 2019, the Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements. The Company will adopt the new guidance effective July 1, 2020.

2.    ACQUISITION

Castelo de Sonhos royalty acquisition

In August 2019, a subsidiary of the Company entered into an agreement with TriStar Gold Inc. and its subsidiaries (together “TriStar”) to acquire (i) up to a 1.5% net smelter return (“NSR”) royalty on the Castelo de Sonhos gold project (“CDS”), located in Brazil, and (ii) warrants to purchase up to 19,640,000 common shares of TriStar.  Total consideration is $7.5 million and is payable over three payments, of which $4.5 million was paid in August 2019 and $1.5 million was paid in November 2019. The final payment of $1.5 million is subject to satisfaction of certain conditions and is payable by March 31, 2020.  The NSR royalty is incrementally earned pro-rata with the funding schedule while the warrants to purchase TriStar common shares will be issued pro-rata with the funding schedule.

The CDS royalty acquisition has been accounted for as an asset acquisition.  The $6.0 million paid as part of the aggregate funding schedule, plus direct acquisition costs, have been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets. Any future funding of the third payment, plus any direct acquisition costs, will also be recorded as an exploration stage royalty interest.

The warrants have been recorded within Other assets on our consolidated balance sheets and have a carrying value of approximately $0.2 million as of December 31, 2019. The warrants have been classified as a financial asset instrument and are recorded at fair value at each reporting date using the Black-Scholes model. Any change in fair value of the warrants at subsequent reporting periods will be recorded within Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. As of December 31, 2019, the Company holds 15,712,000 warrants at an exercise price of C$0.25 per common share with a term of approximately five years.

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s stream and royalty interests, net as of December 31, 2019 and June 30, 2019.

As of December 31, 2019 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,636	$(201,382)	$589,254
Pueblo Viejo	610,404	(179,796)	430,608
Andacollo	388,182	(100,873)	287,309
Rainy River	175,727	(20,438)	155,289
Wassa and Prestea	146,475	(62,182)	84,293
Total production stage stream interests	2,111,424	(564,671)	1,546,753
Production stage royalty interests:
Voisey's Bay	205,724	(98,684)	107,040
Peñasquito	99,172	(42,451)	56,721
Holt	34,612	(23,273)	11,339
Cortez	80,681	(13,055)	67,626
Other	487,224	(395,171)	92,053
Total production stage royalty interests	907,413	(572,634)	334,779
Total production stage stream and royalty interests	3,018,837	(1,137,305)	1,881,532

Development stage stream interests:
Khoemacau	66,605	—	66,605
Other	12,038	—	12,038
Development stage royalty interests:
Other	70,952	—	70,952
Total development stage stream and royalty interests	149,595	—	149,595

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	124,274	—	124,274
Total exploration stage royalty interests	301,964	—	301,964
Total stream and royalty interests, net	$3,470,396	$(1,137,305)	$2,333,091

As of June 30, 2019 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(184,091)	$606,544
Pueblo Viejo	610,404	(158,819)	451,585
Andacollo	388,182	(86,675)	301,507
Rainy River	175,727	(14,522)	161,205
Wassa and Prestea	146,475	(56,919)	89,556
Total production stage stream interests	2,111,423	(501,026)	1,610,397
Total production stage stream and royalty interests
Production stage royalty interests:
Voisey's Bay	205,724	(95,564)	110,160
Peñasquito	99,172	(40,659)	58,513
Holt	34,612	(22,570)	12,042
Cortez	20,878	(12,362)	8,516
Other	487,224	(386,501)	100,723
Total production stage royalty interests	847,610	(557,656)	289,954
Total production stage stream and royalty interests	2,959,033	(1,058,682)	1,900,351
Development stage stream interests:
Other	12,038	—	12,038

Development stage royalty interests:
Cortez	59,803	—	59,803
Other	70,952	—	70,952
Total development stage royalty interests	130,755	—	130,755
Total development stage stream and royalty interests	142,793	—	142,793

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	118,482	—	118,482
Total exploration stage royalty interests	296,172	—	296,172
Total stream and royalty interests, net	$3,397,998	$(1,058,682)	$2,339,316

Mount Milligan

The Company’s wholly-owned subsidiary, RGLD Gold AG (“RGLD Gold”), owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper-gold mine in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra Gold Inc. (“Centerra”).  The Company’s carrying value for its stream interest at Mount Milligan is $589.3 million as of December 31, 2019.

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

A significant reduction in reserves and mineralized material could be an indicator of potential impairment for Royal Gold’s stream interest.  The financial impairment taken by Centerra does not impact the mine operating performance, and, further, a significant reduction in reserves and mineralized material at Mount Milligan may not result in an impairment given current high gold prices and our low depletion rates for the Mount Milligan stream interest.  It is unclear at this point what impact, if any, the results of Centerra’s updated 43-101 technical report will have on the carrying value of our stream interest at Mount Milligan.  The Company will continue to monitor these developments at Mount Milligan in subsequent quarterly reporting periods.

Rainy River

RGLD Gold owns the right to purchase 6.50% of the gold produced from the Rainy River project, which is located in northwestern Ontario, Canada and is operated by New Gold, Inc. (“New Gold”), until 230,000 gold ounces have been delivered, and 3.25% thereafter; and 60% of the silver produced from the Rainy River project until 3.1 million silver ounces have been delivered, and 30% thereafter. As of December 31, 2019, approximately 32,200 ounces of gold and approximately 332,300 ounces of silver have been delivered to RGLD Gold. The Company’s carrying value for its stream interest at Rainy River is $155.3 million as of December 31, 2019.

During the quarter ended December 31, 2019, New Gold reported that it continued to advance a comprehensive mine optimization study that includes a review of alternative open pit and underground mining scenarios, and it expects to release the results of this study on February 13, 2020.  It is unclear at this point what impact, if any, the results of New Gold’s optimization study and any updates to the reserves and mineralized material at Rainy River will have on the carrying value of our stream interest.  The Company will continue to monitor these developments in subsequent quarterly reporting periods.

Other

During the quarter ended June 30, 2019, the Company was made aware of insolvency proceedings at one of our non-principal producing properties, El Toqui.  The outcome of these insolvency proceedings may impact our royalty interests and the associated carrying value, which is approximately $1.3 million as of December 31, 2019. The Company continues to monitor these insolvency proceedings as part of our regular asset impairment analysis. Based on the results of these insolvency proceedings, the Company could determine that a future write-down of our interest to an amount less than the current carrying value or to zero is necessary.

4.  MARKETABLE EQUITY SECURITIES

As of December 31, 2019, the Company’s marketable equity securities include 809,744 common shares of Contango Ore, Inc. (“CORE”), 3,949,575 common shares of Rubicon Minerals Corporation, and warrants to purchase up to 15,712,000 common shares of TriStar.  Our marketable equity securities are measured at fair value (Note 11) each reporting period with any changes in fair value recognized in net income.

The fair value of our marketable equity securities increased $0.2 million and decreased $1.2 million for the three and six months ended December 31, 2019, respectively, and decreased $3.6 million and $5.1 million for the three and six months ended December 31, 2018, respectively, and is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income.  The carrying value of the Company’s marketable equity securities as of December 31, 2019 and June 30, 2019 was $15.2 million and $16.0 million, respectively, and is included in Other assets on the Company’s consolidated balance sheets.

5.    DEBT

The Company’s debt as of December 31, 2019 and June 30, 2019 consists of the following:

	As of December 31, 2019			As of June 30, 2019
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total
	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$135,000	$(5,131)	$129,869	$220,000	$(5,446)	$214,554
Total debt	$135,000	$(5,131)	$129,869	$220,000	$(5,446)	$214,554

Revolving credit facility

On September 20, 2019, the Company entered into a third amendment to our revolving credit facility dated as of June 2, 2017.  Under the amendment, the Company’s Swiss subsidiary RGLD Gold was added as a co-borrower and joint and several obligor, certain of the Company’s Canadian subsidiaries were added as guarantors, and certain equity pledges that previously had been granted in favor of the lenders to support the facility were released, with the result that the facility is now unsecured.

As of December 31, 2019, the Company had $135 million outstanding and $865 million available under the revolving credit facility.  Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty.

As of December 31, 2019, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.10% for an all-in rate of 2.99%.  Interest expense, which includes interest on the outstanding borrowings under the revolving credit facility and the amortization of the debt issuance costs, was $1.6 million and $3.8 million for the three and six months ended December 31, 2019, respectively, and $0.3 million and $0.6 million for the three and six months ended December 31, 2018, respectively. As discussed in Note 5 to the consolidated financial statements in the Company’s Fiscal 2019 10-K, the Company has financial covenants associated with its revolving credit facility.  As of December 31, 2019, the Company was in compliance with each financial covenant.

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period.  As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator.  If adequate information is not available from the operator or from other public sources before we issue our financial statements, the Company will recognize royalty revenue during the period in which the necessary payment information is received.  Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known.  Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2019 10-K.  For the three and six months ended December 31, 2019, royalty revenue that was estimated or was attributable to metal production for a period prior to December 31, 2019, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Stream revenue:
Gold	$69,111	$53,179	$141,335	$112,293
Silver	8,929	7,884	17,365	16,604
Copper	11,585	6,616	17,906	8,819
Total stream revenue	$89,625	$67,679	$176,606	$137,716
Royalty revenue:
Gold	$22,068	$19,656	$43,825	$38,210
Silver	3,365	1,567	5,194	2,919
Copper	4,107	4,359	7,087	7,974
Other	4,478	4,331	9,705	10,766
Total royalty revenue	$34,018	$29,913	$65,811	$59,869
Total revenue	$123,643	$97,592	$242,417	$197,585

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Six Months Ended
		December 31,	December 31,	December 31,	December 31,
	Metal(s)	2019	2018	2019	2018
Stream revenue:
Mount Milligan	Gold & Copper	$30,629	$28,169	$61,126	$37,015
Pueblo Viejo	Gold & Silver	23,614	18,230	45,232	37,717
Andacollo	Gold	20,665	7,635	41,269	35,378
Wassa	Gold	4,794	6,459	10,113	11,784
Rainy River	Gold & Silver	7,562	4,095	14,728	9,995
Other	Gold	2,361	3,091	4,138	5,827
Total stream revenue		$89,625	$67,679	$176,606	$137,716
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$7,577	$4,660	$11,997	$8,297
Cortez	Gold	3,292	2,335	7,709	2,939
Other	Various	23,149	22,918	46,105	48,633
Total royalty revenue		$34,018	$29,913	$65,811	$59,869
Total revenue		$123,643	$97,592	$242,417	$197,585

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

Contract Receivables

Under our forward sales contracts related to our metal streaming arrangements, payment is due from the purchaser on the day of settlement. Accordingly, our metal stream sales contracts do not give rise to a receivable under ASC 606.

Under our royalty arrangements, payment is typically due by the royalty payor either (i) monthly, typically thirty days after month-end or (ii) quarterly, typically thirty to sixty days after the respective quarter-end.  Revenue related to production that has occurred as of the reporting date but for which payment has not been received represents a receivable (rather than a contract asset) under ASC 606 as payment by the operator is unconditional upon the production of metal.  As of December 31, 2019, and June 30, 2019, our royalty receivables were $28.4 million and $20.7 million, respectively.

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

7.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$26	$33	$57	$154
Stock appreciation rights	430	408	872	1,175
Restricted stock	697	677	1,940	1,956
Performance stock	385	507	770	785
Total stock-based compensation expense	$1,538	$1,625	$3,639	$4,070

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three and six months ended December 31, 2019, the Company granted the following stock-based compensation awards:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
	(Number of shares)		(Number of shares)
Stock options	—	—	1,604	6,430
Stock appreciation rights	—	—	46,726	69,360
Restricted stock	—	—	23,976	42,260
Performance stock (at maximum 200% attainment)	—	—	28,560	57,420
Total equity awards granted	—	—	100,866	175,470

As of December 31, 2019, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$136	1.8
Stock appreciation rights	2,624	2.0
Restricted stock	5,555	3.1
Performance stock	2,191	1.9

8.    EARNINGS PER SHARE (“EPS”)

Basic earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities.  Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared.  The Company’s unexercised stock option awards and unexercised SSARs and unvested performance stock do not contain rights to dividends.  Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Net income and comprehensive income available to Royal Gold common stockholders	$41,321	$23,586	$111,774	$38,596
Weighted-average shares for basic EPS	65,495,907	65,395,457	65,480,759	65,385,161
Effect of other dilutive securities	115,660	77,943	132,647	100,262
Weighted-average shares for diluted EPS	65,611,567	65,473,400	65,613,406	65,485,423
Basic earnings per share	$0.63	$0.36	$1.70	$0.59
Diluted earnings per share	$0.63	$0.36	$1.70	$0.59

9.    INCOME TAXES

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax (expense) benefit	$(11,124)	$2,148	$12,401	$(1,967)
Effective tax rate	21.6%	(10.3%)	(12.8%)	5.3%

The effective tax rate for the six months ended December 31, 2019, included discrete tax benefits attributable to the remeasurement of certain deferred tax assets and a net step-up in the basis of tax assets due to the enactment of the Federal Act on Tax Reform and AHV Financing (Swiss Tax Reform). The effective tax rate for the three and six months ended December 31, 2018 included benefits related to the transition tax as part of H.R. 1, originally known as the Tax Cuts and Jobs Act, which was due to consideration of new U.S. Treasury regulations and IRS guidance released during the period.

10.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests.  Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of December 31, 2019			As of June 30, 2019
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$744,543	$194,676	$939,219	$767,749	$200,251	$968,000
Dominican Republic	430,609	—	430,609	451,585	—	451,585
Chile	287,309	214,171	501,480	301,507	214,226	515,733
Africa	150,898	321	151,219	89,555	321	89,876
Mexico	—	79,891	79,891	—	83,748	83,748
United States	—	161,391	161,391	—	163,398	163,398
Australia	—	30,677	30,677	—	31,944	31,944
Rest of world	12,038	26,567	38,605	12,039	22,993	35,032
Total	$1,625,397	$707,694	$2,333,091	$1,622,435	$716,881	2,339,316

The Company’s reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended December 31, 2019
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$89,625	$21,077	$—	$32,181	$36,367
Royalty interests	34,018	—	984	7,801	25,233
Total	$123,643	$21,077	$984	$39,982	$61,600

	Three Months Ended December 31, 2018
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$67,679	$18,162	$—	$28,636	$20,881
Royalty interests	29,913	—	909	10,123	18,881
Total	$97,592	$18,162	$909	$38,759	$39,762

	Six Months Ended December 31, 2019
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$176,606	$41,188	$—	$63,643	$71,775
Royalty interests	65,811	—	2,083	15,000	48,728
Total	$242,417	$41,188	$2,083	$78,643	$120,503

	Six Months Ended December 31, 2018
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$137,716	$34,689	$—	$60,733	$42,294
Royalty interests	59,869	—	2,201	20,531	37,137
Total	$197,585	$34,689	$2,201	$81,264	$79,431
(1)	Excludes depreciation, depletion and amortization
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Total segment gross profit	$61,600	$39,762	$120,503	$79,431

Costs and expenses
General and administrative expenses	6,665	7,423	14,108	17,349
Exploration costs	1,514	842	4,140	5,204
Depreciation	114	48	167	94
Operating income	53,307	31,449	102,088	56,784
Fair value changes in equity securities	222	(3,631)	(1,153)	(5,099)
Interest and other income	226	487	1,001	590
Interest and other expense	(2,217)	(7,410)	(5,051)	(15,287)
Income before income taxes	$51,538	$20,895	$96,885	$36,988

The Company’s revenue by reportable segment for the three and six months ended December 31, 2019 and 2018 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Stream interests:
Canada	$38,191	$32,264	$75,854	$47,010
Dominican Republic	23,614	18,230	45,232	37,717
Chile	20,665	7,635	41,269	35,378
Africa	7,155	9,550	14,251	17,611
Total stream interests	$89,625	$67,679	$176,606	$137,716

Royalty interests:
United States	$10,012	$8,284	$20,614	$14,340
Canada	8,037	7,536	16,958	17,717
Mexico	9,376	7,837	15,763	15,833
Australia	3,546	3,157	7,348	6,217
Africa	911	532	1,606	1,024
Rest of world	2,136	2,567	3,522	4,738
Total royalty interests	$34,018	$29,913	$65,811	$59,869
Total revenue	$123,643	$97,592	$242,417	$197,585

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

	As of December 31, 2019
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets (Amounts in thousands):
Marketable equity securities(1)	$15,242	$15,242	$15,003	$239	$—
(1) Included in Other assets on the Company’s consolidated balance sheets.

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held by the Company.  The warrants classified within Level 2 of the fair value hierarchy are valued each period using the Black-Scholes model.  The warrants are part of the TriStar transaction, discussed further in Note 2, and have been classified as a financial asset instrument.  The carrying value of the Company’s revolving credit facility (Note 5) approximates fair value as of December 31, 2019.

As of December 31, 2019, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired.  If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12. COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

On November 5, 2019, RGLD Gold made its first advance payment ($65.8 million) pursuant to the Khoemacau silver stream acquisition made in February 2019. As of December 31, 2019, the Company’s conditional funding schedule for $146.2 million up to $199.2 million pursuant to its Khoemacau silver stream acquisition remains subject to certain conditions.  On February 5, 2020, RGLD Gold made its second advance payment ($22 million) pursuant to the Khoemacau silver stream.  Refer to our Fiscal 2019 10-K for further details on the Khoemacau silver stream acquisition.

Ilovica Gold Stream Acquisition

As of December 31, 2019, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

13.  SUBSEQUENT EVENT

Alturas royalty acquisition

On January 29, 2020, a wholly-owned subsidiary of the Company entered into an agreement with various private individuals for the acquisition of a NSR royalty of up to 1.06% (gold) and up to 1.59% (copper) on mining concessions as part of the Alturas project, which is located within the Coquimbo Region of Chile and held by a subsidiary of Barrick Gold Corporation (“Barrick”), Compañia Minera Salitrales Limitada (“CMSL”).  Total consideration for the royalty is up to $41 million, of which $11 million was paid on January 29, 2020.  A future payment of up to $20 million is conditional based on a project construction decision by Barrick and the size of the minable mineralized material on the date of the construction decision.  A further future payment of $10 million will be made to the private individuals upon first production from the mining concessions.

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

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.  As of December 31, 2019, we owned seven stream interests, which are on six producing properties and two development stage properties.  Stream interests accounted for approximately 72% and 69% of our total revenue for the three and six months ended December 31, 2019 and 2018, respectively.  We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  As of December 31, 2019, we owned royalty interests on 37 producing properties, 13 development stage properties and 129 exploration stage properties, of which we consider 47 to be evaluation stage projects.  We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves.  Royalties accounted for approximately 28% and 31% of our total revenue for the three and six months ended December 31, 2019 and 2018, respectively.

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

For the three and six months ended December 31, 2019 and 2018, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,481	74%	$1,226	75%	$1,477	76%	$1,220	76%
Silver ($/ounce)	$17.32	10%	$14.54	10%	$17.15	9%	$14.78	10%
Copper ($/pound)	$2.67	13%	$2.80	11%	$2.65	10%	$2.78	8%
Other	N/A	3%	N/A	4%	N/A	5%	N/A	6%

Recent Business Developments

Leadership changes

As previously announced, we recently made several key leadership changes as a result of our ongoing management succession planning. After a thorough search process, our Board of Directors appointed William Heissenbuttel as our President and Chief Executive Officer and a member of the Board of Directors, effective January 2, 2020.  Mr. Heissenbuttel most recently served as our Chief Financial Officer and Vice President Strategy.  In addition, the Board of Directors promoted the following executives effective January 2, 2020: Mark Isto, Executive Vice President and Chief Operating Officer; Paul Libner, Chief Financial Officer and Treasurer; and Randy Shefman, Vice President and General Counsel.

Alturas royalty acquisition

On January 29, 2020, a wholly-owned subsidiary of the Company entered into an agreement with various private individuals for the acquisition of a net smelter return (“NSR”) royalty of up to 1.06% (gold) and up to 1.59% (copper) on mining concessions as part of the Alturas project, which is located within the Coquimbo Region of Chile and held by a subsidiary of Barrick Gold Corporation (“Barrick”), Compañia Minera Salitrales Limitada (“CMSL”).  Total consideration for the royalty is up to $41 million, of which $11 million was paid on January 29, 2020.  A future payment of up to $20 million is conditional based on a project construction decision by Barrick and the size of the minable mineralized material on the date of the construction decision.  A further future payment of $10 million will be made to the private individuals upon first production from the mining concessions.

Castelo de Sonhos royalty acquisition

In August 2019, a subsidiary of the Company entered into an agreement with TriStar Gold Inc. and its subsidiaries (together “TriStar”) to acquire (i) up to a 1.5% NSR royalty on the Castelo de Sonhos gold project (“CDS”), located in Brazil, and (ii) warrants to purchase up to 19,640,000 common shares of TriStar.  Total consideration is $7.5 million and is payable over three payments, of which $4.5 million was paid in August 2019 and $1.5 million was paid in November 2019. The final payment of $1.5 million is subject to satisfaction of certain conditions and is payable by March 31, 2020.  The NSR royalty is incrementally earned pro-rata with the funding schedule while the warrants to purchase TriStar common shares will be issued pro-rata with the funding schedule.

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

Please refer to our Fiscal 2019 10-K for further discussion of our principal producing stream and royalty interests.

Principal Producing Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Nevada Gold Mines LLC ("NGM"), a joint venture between Barrick and Newmont Corp. ("Newmont")	GSR1: 0.40% to 5.0% sliding-scale GSR GSR2: 0.40% to 5.0% sliding-scale GSR GSR3: 0.71% GSR NVR1: 4.91% NVR; 4.52% NVR (Crossroads)
Mount Milligan	British Columbia, Canada	Centerra Gold Inc. ("Centerra")	Gold stream - 35.00% of payable gold
Copper stream - 18.75% of payable copper
Peñasquito	Zacatecas, Mexico	Newmont	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo	Sanchez Ramirez, Dominican Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter)
Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Rainy River	Ontario, Canada	New Gold, Inc. (“New Gold”)	Gold stream - 6.5% of gold produced (until 230,000 ounces delivered; 3.25% thereafter)
Silver stream - 60% of silver produced (until 3.1 million ounces delivered; 30% thereafter)
Wassa	Western Region of Ghana	Golden Star Resources Ltd. (“Golden Star”)	Gold stream - 10.5% of gold produced (until 240,000 ounces delivered; 5.5% thereafter)(1)
(1)	The 240,000 ounce threshold includes production from Golden Star’s Prestea mine.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2019

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year.  In some instances, an operator may revise their original calendar year guidance throughout the year.  The following table shows current production estimates for our principal producing properties for calendar 2019 as well as the actual production reported to us by the various operators through December 31, 2019.  The estimates and production reports are prepared by the operators of the mining properties.  We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.  Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing and development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2019

Principal Producing Properties

	Calendar 2019 Operator’s Production			Calendar 2019 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	62,000			46,800
Mount Milligan(4)	155,000 - 175,000			137,100
Copper			65 - 75 million			53.1 million
Pueblo Viejo(5)	550,000 - 600,000	N/A		590,000	N/A
Rainy River(6)	245,000 - 270,000	245,000 - 270,000		253,800	282,100
Wassa(7)	150,000 - 160,000			156,000
Royalty:
Cortez GSR1	115,500			91,400
Cortez GSR2	70,200			41,200
Cortez GSR3	183,700			131,600
Cortez NVR1	156,900			116,200
Cortez NVR (Crossroads)	2,000			1,100
Peñasquito(8)	165,000	25 million		71,000	9.2 million
Lead			180 million			63 million
Zinc			245 million			108 million
(1)	Production estimates received from our operators are for calendar 2019, unless otherwise noted in footnotes to this table. Please refer to our cautionary statement regarding third party information at the beginning of this MD&A. There can be no assurance that production estimates received from our operators will be achieved. Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of our Fiscal 2019 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2019 through December 31, 2019, unless otherwise noted in footnotes to this table.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate. Actual production shown is for the nine months ended September 30, 2019. Full calendar year 2019 information was not available from the operator as of the date of this report.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo. The operator did not provide estimated or actual silver production.

(6)	The estimated and actual production figures shown for Rainy River are produced gold and silver in doré.

(7)	The estimated and actual production figures shown for Wassa are payable gold in doré.

(8)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated lead and zinc production figures shown are payable lead and zinc in concentrate. The estimated production figures shown are for the period April 18, 2019 through December 31, 2019, while actual production figures shown are for the period April 18, 2019 through September 30, 2019, per the operator. Full calendar year 2019 information was not available from the operator as of the date of this report.

Property Developments

The following property development information is provided by the operators of the properties, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 18,600 ounces of gold for the three months ended December 31, 2019, compared to approximately 10,700 ounces of gold for the three months ended December 31, 2018. Increased deliveries resulted from differences in the timing of shipments and settlements during the periods.

On October 13, 2019, Teck reported the Teck Carmen de Andacollo Workers Union gave notice that a strike would commence on October 14, 2019.  Operations were suspended with the exception of essential activities required to maintain safety and the environment.  On December 5, 2019, Teck reported the Workers Union ratified a new 36-month collective agreement and operations had resumed.  We anticipate the impact of the strike to be reflected in our financial results beginning with the quarter ended June 30, 2020, as we generally receive gold deliveries from Andacollo within six months of concentrate shipment.

Khoemacau Copper Silver Project

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), progress continued at the Khoemacau Project (“Khoemacau”) in Botswana.  According to KCM, the project reached approximately 26% of construction completion at the end of the December 2019 quarter with 77% of the capital committed. Also, according to KCM, there are approximately 1,400 workers currently on site, with activities focused on completing excavation of the boxcuts, construction of accommodation, power and water infrastructure at Zone 5, completing construction of the access road between Zone 5 and the Boseto mill, and refurbishment of the Boseto mill.  The mining contractor has been mobilized and much of the underground mining fleet has arrived on site and is being commissioned, with handover of the first boxcut from KCM to the contractor scheduled to begin in early February 2020, which is delayed from previous estimates due to a slower than planned excavation advance, partially caused by excess surface water accumulation in the boxcuts during the current rainy season.

Royal Gold has made two advance payments under the Khoemacau stream agreement: $65.8 million on November 5, 2020, and $22 million on February 5, 2020.  Royal Gold’s remaining commitment ranges from $124.2 million for the base stream of 80% of payable silver up to $177.2 million should KCM elect to increase the stream from 80% to 100% of payable silver.  Further payments are subject to certain conditions and are scheduled to be made on a quarterly basis using an agreed formula and certification process as project spending progresses.

KCM continues to expect the first shipment of concentrate by mid-calendar 2021.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 18,800 ounces of gold for the three months ended December 31, 2019, compared to approximately 10,300 ounces of gold for the three months ended December 31, 2018. Increased deliveries resulted from differences in the timing of shipments.

Copper stream deliveries from Mount Milligan were approximately 4.4 million pounds during the three months ended December 31, 2019, compared to approximately 2.5 million pounds during the three months ended December 31, 2018. Increased deliveries resulted from differences in the timing of shipments.

On October 30, 2019, Centerra reported it is preparing an updated 43-101 technical report on the Mount Milligan mine that will incorporate changes to long-term gold recoveries, operating costs, optimization studies and exploration drilling.  The expected timing for publication of this report is within the coming months.  Centerra expects a material reduction in the mineral reserves and mineralized material at Mount Milligan, although it has acknowledged that the extent of any changes in reserves and mineralized material cannot be precisely determined until all relevant studies and modeling have been completed.

A significant reduction in reserves and mineralized material could be an indicator of potential impairment for Royal Gold’s stream interest.  The financial impairment taken by Centerra does not impact the mine operating performance, and, further, a significant reduction in reserves and mineralized material at Mount Milligan may not result in an impairment given current high gold prices and our low depletion rates ($402 per ounce of gold and $0.81 per pound of copper) for the Mount Milligan stream interest.  It is unclear at this point what impact, if any, the results of Centerra’s updated 43-101 technical report will have on the carrying value of our stream interest at Mount Milligan.  The Company will continue to monitor these developments at Mount Milligan in subsequent quarterly reporting periods.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 13,200 ounces of gold for the three months ended December 31, 2019, compared to approximately 10,400 ounces of gold for the three months ended December 31, 2018. Lower deliveries in the December 2018 quarter were due to a change from deliveries based on provisional assays from the refinery to final assays.

Silver stream deliveries were approximately 417,700 ounces of silver for the three months ended December 31, 2019, compared to approximately 469,000 ounces of silver for the three months ended December 31, 2018. Lower deliveries were primarily the result of lower silver grades during the current quarter.

Barrick has been advancing a plant expansion pre-feasibility study at Pueblo Viejo, including a fatal flaw analysis for additional tailings capacity, and targeted completion of the study for the end of calendar 2019.  If positive, a feasibility study of the expansion is expected to be completed during calendar 2020.  Barrick expects the plant expansion project could significantly increase throughput and allow the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022 (on a 100% basis).

Rainy River

Gold stream deliveries from Rainy River were approximately 4,200 ounces of gold for the three months ended December 31, 2019, compared to approximately 4,500 ounces of gold for the three months ended December 31, 2018.

Silver stream deliveries were approximately 48,100 ounces of silver for the three months ended December 31, 2019, compared to approximately 41,700 ounces of silver for the three months ended December 31, 2018.

New Gold reported total gold production of 51,000 ounces for the current quarter and average mill throughput of approximately 22,500 tonnes per day for the December 2019 quarter, including average throughput of approximately 24,800 tonnes per day for November and December 2019, exceeding the target range of 24,000 tonnes per day and original design of 21,000 tonnes per day.  New Gold also reported that mill availability averaged 89% for the current quarter and gold recovery averaged 91%, in line with plan.

During the quarter ended December 31, 2019, New Gold reported that it continued to advance a comprehensive mine optimization study that includes a review of alternative open pit and underground mining scenarios, and it expects to release the results of this study on February 13, 2020.  A significant reduction in reserves and mineralized material could be an indicator of potential impairment for Royal Gold’s stream interest.  It is unclear at this point what impact, if any, the results of New Gold’s optimization study and any updates to the reserves and mineralized material at Rainy River will have on the carrying value of our stream interest.  As of December 31, 2019, the Company’s depletion rate for its interest at Rainy River was $591 per ounce of gold and $6.34 per ounce of silver production. The Company will continue to monitor these developments.

Wassa

Gold stream deliveries from Wassa were approximately 4,900 ounces of gold for the three months ended December 31, 2019, compared to approximately 3,600 ounces of gold for the three months ended December 31, 2018. The improvement in deliveries is related to improved gold grades.  Wassa delivered grades of 3.78 grams per tonne during the current quarter, which was 33% higher than the September 2019 quarter.  Wassa continued to deliver mining rates in excess of 4,000 tonnes per day during the current quarter.

On November 13, 2019, Golden Star reported that it continues to intersect significant higher grade gold mineralization from infill and step out surface drilling on the southern extensions of the Wassa deposit.  A better understanding of the mineralization at depth resulting from this drilling will be incorporated into the ongoing geological interpretation update that will be the basis for Golden Star’s calendar 2019 year-end mineralized material estimation.

For calendar 2020, Golden Star expects Wassa to produce between 155,000 and 165,000 ounces, compared to 156,000 gold ounces for calendar 2019. Golden Star expects mining rates to average in excess of 4,000 tonnes per day, as a result of the ongoing development and definition drilling and additional mining fleet.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez increased to 28,000 ounces of gold for the three months ended December 31, 2019 compared to 19,900 ounces of gold for the three months ended December 31, 2018. The increase was a result of production ramping up at the Crossroads deposit, which is subject to our NVR1C, GSR2 and portions of our NVR1 and GSR3 royalty interests.

Barrick reported that Crossroads transitioned from pre-production in the June 2019 quarter to production status in the September 2019 quarter, and leach production has increased as mining and placement of ore from Crossroads has ramped up and more tonnes are placed under solution.

Peñasquito

Gold, silver and lead production attributable to our royalty interest at Peñasquito increased approximately 79%, 85% and 71%, respectively, while zinc production decreased approximately 13% when compared to the prior year quarter.  Royalty revenue for the quarter was impacted by a shutdown of mine operations resulting from a blockade of the mine by a trucking contractor and members of the San Juan de Cedros community (one of 25 neighboring communities) that started on September 14, 2019.

Newmont reported that the blockade of the Peñasquito mine was lifted on October 8, 2019, with concentrate shipments resuming immediately thereafter. Newmont further reported that Peñasquito returned to full operations after a 10-day restart process, which commenced on October 22, 2019.  On December 13, 2019, Newmont also announced that the Peñasquito mine and the San Juan de Cedros community had agreed to a 30-year infrastructure solution securing sustainable water availability for the community’s domestic and agricultural uses, which represents a significant milestone and an important step in the ongoing negotiations between the parties.

For calendar 2020, Newmont expects a full year of operations at Peñasquito with higher grades, leading to production of an estimated 575,000 ounces of gold, 30 million ounces of silver, 425 million pounds of zinc and 200 million pounds of lead.

Results of Operations

Quarter Ended December 31, 2019, Compared to Quarter Ended December 31, 2018

For the quarter ended December 31, 2019, we recorded net income and comprehensive income attributable to Royal Gold stockholders of $41.3 million, or $0.63 per basic and diluted share, as compared to net income and comprehensive income attributable to Royal Gold stockholders of $23.6 million, or $0.36 per basic and diluted share, for the quarter ended December 31, 2018.  The increase in our earnings per share was primarily attributable to an increase in revenue and a decrease in our interest expense, each discussed further below.

For the quarter ended December 31, 2019, we recognized total revenue of $123.6 million, which is comprised of stream revenue of $89.6 million and royalty revenue of $34.0 million at an average gold price of $1,481 per ounce, an average silver price of $17.32 per ounce and an average copper price of $2.67 per pound.  This is compared to total revenue of

$97.6 million for the three months ended December 31, 2018, which was comprised of stream revenue of $67.7 million and royalty revenue of $29.9 million, at an average gold price of $1,226 per ounce, an average silver price of $14.54 per ounce and an average copper price of $2.80 per pound.  Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended December 31, 2019 and 2018

(Amounts in thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		December 31, 2019			December 31, 2018
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$30,629			$28,169
	Gold		12,900	oz.		17,700	oz.
	Copper		4.3	Mlbs.		2.4	Mlbs.
Pueblo Viejo		$23,614			$18,230
	Gold		10,500	oz.		8,900	oz.
	Silver		462,400	oz.		509,500	oz.
Andacollo	Gold	$20,665	13,900	oz.	$7,635	6,200	oz.
Rainy River		$7,562			$4,095
	Gold		4,500	oz.		2,900	oz.
	Silver		51,100	oz.		36,000	oz.
Wassa	Gold	$4,794	3,300	oz.	$6,459	5,300	oz.
Other(3)	Gold	$2,361	1,600	oz.	$3,091	2,500	oz.
Total stream revenue		$89,625			$67,679

Royalty(2):
Peñasquito		$7,577			$4,660
	Gold		95,800	oz.		53,400	oz.
	Silver		9.3	Moz.		5.0	Moz.
	Lead		61.5	Mlbs.		36.1	Mlbs.
	Zinc		72.1	Mlbs.		83.1	Mlbs.
Cortez	Gold	$3,292	28,000	oz.	$2,335	19,900	oz.
Other(3)	Various	$23,149	N/A		$22,918	N/A
Total royalty revenue		$34,018			$29,913
Total Revenue		$123,643			$97,592
(1)	Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended December 31, 2019 and 2018, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)	Individually, no stream or royalty included within the “Other” category for royalties contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the three months ended December 31, 2019, compared with the three months ended December 31, 2018, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices.  The increase in our stream revenue was primarily attributable to an increase in gold sales at Andacollo, Pueblo Viejo and Rainy River and higher copper sales at Mount Milligan.  These increases were partially offset by lower gold sales at Mount Milligan primarily due to timing of deliveries.  Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Gold and silver ounces and copper pounds purchased and sold during the three months ended December 31, 2019 and 2018, and gold and silver ounces and copper pounds in inventory as of December 31, 2019, and June 30, 2019, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2019		December 31, 2018		December 31, 2019	June 30, 2019
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	18,800	12,900	10,300	17,700	10,300	7,100
Pueblo Viejo	13,200	10,500	10,400	8,900	13,200	9,500
Andacollo	18,600	13,900	10,700	6,200	4,700	4,300
Wassa	4,900	3,300	3,600	5,300	2,400	1,500
Rainy River	4,200	4,500	4,500	2,900	1,300	1,800
Other	1,400	1,600	1,100	2,600	400	400
Total	61,100	46,700	40,600	43,600	32,300	24,600

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2019		December 31, 2018		December 31, 2019	June 30, 2019
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	417,700	462,400	469,000	509,500	417,800	475,600
Rainy River	48,100	51,100	41,700	36,000	48,400	36,500
Total	465,800	513,500	510,700	545,500	466,200	512,100

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2019		December 31, 2018		December 31, 2019	June 30, 2019
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	4.4	4.3	2.5	2.4	0.9	0.8

Cost of sales, which excludes depreciation, depletion and amortization, increased to $21.1 million for the three months ended December 31, 2019 from $18.2 million for the three months ended December 31, 2018. The increase was primarily due to increased gold sales at Andacollo and increased gold and silver prices when compared to the prior year quarter.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold AG’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

Interest and other expense decreased to $2.2 million for the three months ended December 31, 2019, from $7.4 million for the three months ended December 31, 2018.  The decrease was primarily attributable to lower interest expense as a result of a decrease in average debt amounts outstanding when compared to the prior period.  As discussed in our Fiscal 2019 10-K, the Company settled the $370 million aggregate principal amount due under its convertible senior notes that matured in June 2019.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

During the three months ended December 31, 2019, we recognized an income tax expense totaling $11.1 million, compared with an income tax benefit of $2.1 million during the three months ended December 31, 2018.  The income tax expense resulted in an effective tax rate of 21.6% in the current period, compared with (10.3%) in the quarter ended December 31, 2018.  The three months ended December 31, 2019 reflected the impacts of additional tax benefits resulting from Swiss Tax Reform. The lower effective tax rate for the three months ended December 31, 2018 was primarily attributable to the Company’s updated analysis of the tax impacts of the Tax Cuts and Jobs Act (the “Act”), considering new U.S. Treasury regulations and IRS guidance released during the period.

Six Months Ended December 31, 2019, Compared to Six Months Ended December 31, 2018

For the six months ended December 31, 2019, we recorded net income and comprehensive income attributable to Royal Gold stockholders of $111.8 million, or $1.70 per basic and diluted share, as compared to net income and comprehensive income attributable to Royal Gold stockholders of $38.6 million, or $0.59 per basic and diluted share, for the six months ended December 31, 2018.  The increase in our earnings per share was primarily attributable to (i) an increase in revenue, (ii) a decrease in our interest expense and (iii) discrete income tax benefits recognized, primarily attributable to recent Swiss tax reform during the quarter ended September 30, 2019. Each are discussed further below.

For the six months ended December 31, 2019, we recognized total revenue of $242.4 million, which is comprised of stream revenue of $176.6 million and royalty revenue of $65.8 million at an average gold price of $1,477 per ounce, an average silver price of $17.15 per ounce and an average copper price of $2.65 per pound.  This is compared to total revenue of $197.6 million for the six months ended December 31, 2018, which was comprised of stream revenue of $137.7 million and royalty revenue of $59.9 million, at an average gold price of $1,220 per ounce, an average silver price of $14.78 per ounce and an average copper price of $2.78 per pound.  Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended December 31, 2019 compared to the six months ended December 31, 2018 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Six Months Ended December 31, 2019 and 2018

(Amounts in thousands, except reported production ozs. and lbs.)

		Six Months Ended			Six Months Ended
		December 31, 2019			December 31, 2018
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$61,126			$37,015
	Gold		29,500	oz.		23,300	oz.
	Copper		6.7	Mlbs.		3.2	Mlbs.
Pueblo Viejo		$45,232			$37,717
	Gold		20,000	oz.		18,100	oz.
	Silver		938,000	oz.		1.0	Moz.
Andacollo	Gold	$41,269	27,900	oz.	$35,378	28,900	oz.
Rainy River		$14,728			$9,995
	Gold		9,100	oz.		7,400	oz.
	Silver		85,600	oz.		67,500	oz.
Wassa	Gold	$10,113	6,900	oz.	$11,784	9,600	oz.
Other(3)	Gold	$4,138	2,800	oz.	$5,827	4,800	oz.
Total stream revenue		$176,606			$137,716

Royalty(2):
Peñasquito		$11,997			$8,297
	Gold		131,300	oz.		103,700	oz.
	Silver		13.9	Moz.		9.2	Moz.
	Lead		91.2	Mlbs.		65.9	Mlbs.
	Zinc		179.2	Mlbs.		147.3	Mlbs.
Cortez	Gold	$7,709	63,100	oz.	$2,939	26,900	oz.
Other(3)	Various	$46,105	N/A		$48,633	N/A
Total royalty revenue		$65,811			$59,869
Total revenue		$242,417			$197,585

(1)Reported production relates to the amount of metal sales subject to our stream and royalty interests for the six months ended December 31, 2019 and 2018, and may differ from the operators’ public reporting.

(2)Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the six months ended December 31, 2019, compared with the six months ended December 31, 2018, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices.  The increase in our stream revenue was primarily attributable to an increase in gold and copper sales at Mount Milligan.  These increases were partially offset by lower metal sales at Wassa.

Gold and silver ounces and copper pounds purchased and sold during the six months ended December 31, 2019 and 2018, and gold and silver ounces and copper pounds in inventory as of December 31, 2019, and June 30, 2019, for our streaming interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2019		December 31, 2018		December 31, 2019	June 30, 2019
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	32,800	29,500	23,000	23,300	10,300	7,100
Andacollo	28,300	27,900	26,000	28,900	4,700	4,300
Pueblo Viejo	23,700	20,000	19,300	18,100	13,200	9,500
Wassa	7,800	6,900	7,700	9,600	2,400	1,500
Rainy River	8,600	9,100	8,100	7,400	1,300	1,800
Other	2,800	2,800	3,500	4,700	400	400
Total	104,000	96,200	87,600	92,000	32,300	24,600

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2019		December 31, 2018		December 31, 2019	June 30, 2019
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	880,200	938,000	978,400	1,049,700	417,800	475,600
Rainy River	97,500	85,600	76,900	67,400	48,400	36,500
Total	977,700	1,023,600	1,055,300	1,117,100	466,200	512,100

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2019		December 31, 2018		December 31, 2019	June 30, 2019
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	6.8	6.7	4.2	3.2	0.9	0.8

Cost of sales increased to $41.2 million for the six months ended December 31, 2019 from $34.7 million for the six months ended December 31, 2018. The increase was primarily due to increased gold and copper sales from Mount Milligan, higher gold sales from Pueblo Viejo and Rainy River, and an increase in gold and silver prices over the prior year quarter.  Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment.  The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

Interest and other expense decreased to $5.1 million for the six months ended December 31, 2019, from $15.3 million for the six months ended December 31, 2018.  The decrease was primarily attributable to lower interest expense as a result of a decrease in average debt amounts outstanding when compared to the prior period. As discussed in our Fiscal 2019 10-K, the Company settled the $370 million aggregate principal amount due under its convertible senior notes that matured in June 2019. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

During the six months ended December 31, 2019, we recognized an income tax benefit totaling $12.4 million, compared with an income tax expense of $2.0 million during the six months ended December 31, 2018.  This resulted in an effective tax rate of (12.8%) in the current period, compared with 5.3% during the six months ended December 31, 2018. The decrease in the effective tax rate for the six months ended December 31, 2019 was primarily related to the remeasurement of certain deferred tax assets and a net step-up in the basis of tax assets due to the enactment of the Federal Act on Tax Reform and AHV Financing (Swiss Tax Reform).  The effective tax rate for the six months ended December 31, 2018 included an income tax benefit related to the transition tax as part of the Act, which was due to consideration of new U.S. Treasury regulations and IRS guidance released during the period.

Liquidity and Capital Resources

Overview

At December 31, 2019, we had current assets of $136.4 million compared to current liabilities of $44.1 million resulting in working capital of $92.3 million and a current ratio of 3 to 1.  This compares to current assets of $154.7 million and current liabilities of $33.6 million at June 30, 2019, resulting in working capital of $121.1 million and a current ratio of approximately 5 to 1.

During the six months ended December 31, 2019, liquidity needs were met from $149.5 million in net cash provided by operating activities and our available cash resources.  During the six months ended December 31, 2019, the Company repaid $85 million of the outstanding borrowings under the revolving credit facility.  As of December 31, 2019, the Company had $135 million outstanding and $865 million available under its revolving credit facility.  Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $1 billion of total liquidity at December 31, 2019.  The Company was in compliance with each financial covenant under the revolving credit facility as of December 31, 2019.  Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

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

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $149.5 million for the six months ended December 31, 2019, compared to $103.5 million for the six months ended December 31, 2018.  The increase is primarily due to an increase in proceeds received from our stream interests, net of cost of sales, of approximately $27.1 million and lower income taxes paid of $10.3 million over the prior period.

Investing Activities

Net cash used in investing activities totaled $68.1 million for the six months ended December 31, 2019, compared to net cash used in investing activities of $3.7 million for the six months ended December 31, 2018. The increase in cash used in investing activities is primarily due to an increase in the acquisition of stream and royalty interests. In November 2019, the Company made its first advance payment of $65.8 million as part of the Khoemacau silver stream acquisition.

Financing Activities

Net cash used in financing activities totaled $120.4 million for the six months ended December 31, 2019, compared to $32.0 million for the six months ended December 31, 2018.  The increase in cash used in financing activities is primarily due to an increase in repayments on our revolving credit facility.  The Company repaid $85.0 million on our revolving credit facility during the six months ended December 31, 2019.

Recently Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards.  Refer to our Fiscal 2019 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, without limitation, statements regarding the impact of recently adopted or issued accounting standards; the expected schedule for making additional payments to complete acquisition of the CDS NSR and warrants to purchase common shares of TriStar; adverse financial conditions experienced by operators of certain producing stream and royalty properties; available water sources, success in groundwater exploration, expectations for production during the first calendar quarter of 2020, and progress of work on life-of-mine water sources, decreasing long-term recoveries and increasing short to medium-term costs, expected results of updated 43-101 technical report and impact of updated 43-101 technical report on the Company’s interests at Mount Milligan; insolvency proceedings and potential for write-down of Company’s carrying value for certain non-principal producing properties; expected schedule for making advance payments pursuant to the Khoemacau copper-silver project stream agreement and the funding of such payments; remaining conditions for funding under the Ilovica stream agreement; expectations concerning the proportion of total revenue to come from stream and royalty interests; estimates pertaining to timing, commencement and volume of production from the operators of properties where we hold stream and royalty interests and comparisons of estimates to actual production; statements related to ongoing developments and expected developments at properties where we hold stream and royalty interests; anticipated impact to the Company of the suspension and subsequent resumption of operations at Andacollo; progress of construction, capital committed, forecasted budget and estimated timeframe for first shipment of concentrate at Khoemacau, and size of and conditions to the Company’s remaining commitment under the Khoemacau stream agreement; mill availability and throughput, ore production, declining grade, recoveries, circuit optimization, commissioning of gravity circuit and mine optimization at Rainy River; decrease in production, lower grades and recoveries, increased mining rate, drilling program and geological interpretations and updated mineral resource estimations at Wassa; expected transition from pre-stripping to production phase stripping at Cortez; dispute, blockade, suspension and resumption of concentrate sales and operations at, and impact to full-year results for, Peñasquito; expected completion of plant expansion prefeasibility study and feasibility study, and expected increase in throughput and production, at Pueblo Viejo; projected tax benefits; fluctuations in the prices for gold, silver, copper, nickel and other metals; stream and royalty revenue estimates and comparisons of estimates to actual revenue; effective tax rate estimates, including the effect of recently enacted tax reforms; the adequacy of financial resources and funds to cover anticipated expenditures for debt service, general and administrative expenses and dividends, as well as costs associated with exploration and business development and capital expenditures; expected delivery dates of gold, silver, copper and other metals; and our expectation that substantially all our revenues will be derived from stream and royalty interests.  Words such as “will,”  “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements, which speak only as of the date the statement is made.  Do not unduly rely on forward-looking statements. Actual results may differ materially from past results as well as those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

as well as other factors described elsewhere in this report and our other reports filed with the SEC, including our Fiscal 2019 10-K and subsequent Quarterly Report on Form 10-Q.  Most of these factors are beyond our ability to predict or control.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  Forward-looking statements speak only as of the date on which they are made.  We disclaim any obligation to update any forward-looking statements made herein, except as required by law.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

During the six months ended December 31, 2019, we reported revenue of $242.4 million, with an average gold price for the period of $1,477 per ounce, an average silver price of $17.15 per ounce and an average copper price of $2.65 per pound.  Approximately 76% of our total reported revenues for the six months ended December 31, 2019 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A.  For the six months ended December 31, 2019, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $19.5 million.

Approximately 10% of our total reported revenues for the six months ended December 31, 2019 were attributable to copper sales from our copper producing stream and royalty interests.  For the six months ended December 31, 2019, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $2.7 million.

Approximately 9% of our total reported revenues for the six months ended December 31, 2019 were attributable to silver sales from our silver producing stream and royalty interests.  For the six months ended December 31, 2019, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $2.3 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ROYAL GOLD, INC.

Date: February 6, 2020
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2020	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)