Form 10-Q
period 2020-03-31
ROYAL GOLD INC
filed 2020-05-07
CIK 85535

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 65,581,083 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 30, 2020.

Table of Contents

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	March 31,	June 30,
	2020	2019
ASSETS
Cash and equivalents	$93,715	$119,475
Royalty receivables	32,322	20,733
Income tax receivable	11,361	2,702
Stream inventory	11,947	11,380
Prepaid expenses and other	1,232	389
Total current assets	150,577	154,679
Stream and royalty interests, net (Note 3)	2,317,413	2,339,316
Other assets	81,874	50,156
Total assets	$2,549,864	$2,544,151
LIABILITIES
Accounts payable	$1,501	$2,890
Dividends payable	18,359	17,372
Income tax payable	21,027	6,974
Other current liabilities	8,943	6,374
Total current liabilities	49,830	33,610
Debt (Note 5)	100,154	214,554
Deferred tax liabilities	86,776	88,961
Uncertain tax positions	36,441	36,573
Other long-term liabilities	6,128	-
Total liabilities	279,329	373,698
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,512,248 and 65,440,492 shares outstanding, respectively	655	655
Additional paid-in capital	2,209,098	2,201,773
Accumulated earnings (losses)	30,483	(65,747)
Total Royal Gold stockholders’ equity	2,240,236	2,136,681
Non-controlling interests	30,299	33,772
Total equity	2,270,535	2,170,453
Total liabilities and equity	$2,549,864	$2,544,151

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Revenue (Note 6)	$136,437	$109,778	$378,853	$307,362

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	21,961	19,075	63,149	53,764
General and administrative	9,551	6,798	23,658	24,147
Production taxes	851	1,006	2,934	3,206
Exploration costs	565	330	4,705	5,534
Depreciation, depletion and amortization	51,228	39,368	130,038	120,726
Total costs and expenses	84,156	66,577	224,484	207,377

Operating income	52,281	43,201	154,369	99,985

Fair value changes in equity securities	(3,819)	1,781	(4,972)	(3,318)
Interest and other income	620	499	1,621	1,089
Interest and other expense	(2,088)	(7,499)	(7,139)	(22,786)
Income before income taxes	46,994	37,982	143,879	74,970

Income tax (expense) benefit	(8,702)	(9,388)	3,700	(11,355)
Net income and comprehensive income	38,292	28,594	147,579	63,615
Net loss and comprehensive loss attributable to non-controlling interests	262	178	2,750	3,753
Net income and comprehensive income attributable to Royal Gold common stockholders	$38,554	$28,772	$150,329	$67,368
Net income per share available to Royal Gold common stockholders:
Basic earnings per share	$0.59	$0.44	$2.30	$1.03
Basic weighted average shares outstanding	65,511,878	65,398,369	65,501,678	65,389,499
Diluted earnings per share	$0.59	$0.44	$2.29	$1.03
Diluted weighted average shares outstanding	65,600,770	65,515,234	65,626,400	65,494,902
Cash dividends declared per common share	$0.28	$0.265	$0.825	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at December 31, 2019	65,496,004	$655	$2,205,364	$—	$10,290	$30,905	$2,247,214
Stock-based compensation and related share issuances	16,244	—	3,134	—	—	—	3,134
Distributions from (to) non-controlling interests	—	—	600	—	—	(344)	256
Net income and comprehensive income	—	—	—	—	38,554	(262)	38,292
Dividends declared	—	—	—	—	(18,361)	—	(18,361)
Balance at March 31, 2020	65,512,248	$655	$2,209,098	$—	$30,483	$30,299	$2,270,535

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at December 31, 2018	65,396,339	$654	$2,197,254	$—	$(86,238)	$35,300	$2,146,970
Stock-based compensation and related share issuances	3,965	—	1,675	—	—	—	1,675
Distributions from (to) non-controlling interests	—	—	420	—	—	(201)	219
Net income and comprehensive income	—	—	—	—	28,772	(178)	28,594
Other	—	—	—	—	266	—	266
Dividends declared	—	—	—	—	(17,363)	—	(17,363)
Balance at March 31, 2019	65,400,304	$654	$2,199,349	$—	$(74,563)	$34,921	$2,160,361

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$—	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	71,756	—	4,025	—	—	—	4,025
Distributions from (to) non-controlling interests	—	—	3,300	—	—	(723)	2,577
Net income and comprehensive income	—	—	—	—	150,329	(2,750)	147,579
Dividends declared	—	—	—	—	(54,099)	—	(54,099)
Balance at March 31, 2020	65,512,248	$655	$2,209,098	$—	$30,483	$30,299	$2,270,535

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2018	65,360,041	$654	$2,192,612	$(1,201)	$(89,898)	$39,102	$2,141,269
Stock-based compensation and related share issuances	40,263	—	3,527	—	—	—	3,527
Distributions from (to) non-controlling interests	—	—	3,210	—	—	(428)	2,782
Net income and comprehensive income	—	—	—	—	67,368	(3,753)	63,615
Other comprehensive income (loss)	—	—	—	1,201	(1,201)	—	—
Other	—	—	—	—	266	—	266
Dividends declared	—	—	—	—	(51,098)	—	(51,098)
Balance at March 31, 2019	65,400,304	$654	$2,199,349	$—	$(74,563)	$34,921	$2,160,361

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net income and comprehensive income	$147,579	$63,615
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	130,038	120,726
Amortization of debt discount and issuance costs	851	11,882
Non-cash employee stock compensation expense	8,283	5,510
Fair value changes in equity securities	4,972	3,318
Deferred tax benefit	(37,117)	(5,329)
Other	(148)	—
Changes in assets and liabilities:
Royalty receivables	(11,589)	(1,198)
Stream inventory	(567)	(3,102)
Income tax receivable	(8,658)	(8,750)
Prepaid expenses and other assets	(5,771)	2,474
Accounts payable	(1,295)	(4,326)
Income tax payable	14,054	(2,002)
Uncertain tax positions	(132)	3,130
Other liabilities	8,695	(5,039)
Net cash provided by operating activities	$249,195	$180,909

Cash flows from investing activities:
Acquisition of stream and royalty interests	(107,855)	(1,055)
Purchase of equity securities	(461)	(3,573)
Other	3,227	(157)
Net cash used in investing activities	$(105,089)	$(4,785)

Cash flows from financing activities:
Repayment of debt	(115,000)	—
Net payments from issuance of common stock	(4,257)	(1,982)
Common stock dividends	(53,111)	(50,114)
Contributions from non-controlling interest	3,300	3,210
Other	(798)	8
Net cash used in financing activities	$(169,866)	$(48,878)
Net (decrease) increase in cash and equivalents	(25,760)	127,246
Cash and equivalents at beginning of period	119,475	88,750
Cash and equivalents at end of period	$93,715	$215,996

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission on August 8, 2019 (“Fiscal 2019 10-K”).

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

The Company’s significant lease arrangements relate to its office spaces. These arrangements are for leases of assets such as corporate office space and office equipment. Through the implementation process, the Company evaluated its lease arrangements, which included an analysis of contracts, and updating the internal controls and processes that are necessary to track and calculate the additional accounting and disclosure requirements as required upon adoption of ASU 2016-02.

The Company leases office space and office equipment under operating leases expiring at various dates through the fiscal year ending June 30, 2030. The following amounts were recorded in the consolidated balance sheets at March 31, 2020 (amounts in thousands):

	Classification	March 31, 2020
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$608
Right-of-use assets - non-current	Other assets	5,065
Total right-of-use assets		$5,673

Lease liabilities - current	Other current liabilities	$549
Lease liabilities - non-current	Other long-term liabilities	6,128
Total operating lease liabilities		$6,677

Maturities of operating lease liabilities at March 31, 2020 were as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2020	$93
2021	826
2022	823
2023	811
2024	822
Thereafter	4,149
Total lease payments	$7,524
Less imputed interest	(847)
Total	$6,677

Other information pertaining to leases consist of the following:

March 31, 2020
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	9
Weighted average discount rate	2.5%

The Company did not have any finance leases as of March 31, 2020. The adoption of ASU 2016-02 did not impact accumulated earnings (losses), our consolidated statements of operations and comprehensive income, or our consolidated statements of cash flows.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Standards

Current Expected Credit Loss

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, changes how an entity will record credit losses from an “incurred loss” approach to an “expected loss” approach. This update is effective for annual periods beginning after December 15, 2019 (i.e. July 1, 2020 for the Company) and interim financial statement periods within those years, with early adoption permitted. The Company is currently undergoing its assessment of the new guidance and the impact it will have on our consolidated financial statements and related disclosures. Based on procedures performed as of March 31, 2020, the Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements. The Company will adopt the new guidance effective July 1, 2020.

2.    ACQUISITIONS

Alturas royalty acquisition

On January 29, 2020, a wholly-owned subsidiary of the Company entered into an agreement with various private individuals for the acquisition of a net smelter return (“NSR”) royalty of up to 1.06% (gold) and up to 1.59% (copper) on mining concessions included as part of the Alturas project, which is located within the Coquimbo Region of Chile and held by a subsidiary of Barrick Gold Corporation (“Barrick”), Compañia Minera Salitrales Limitada. Total consideration for the royalty is up to $41 million, of which $11 million was paid on January 29, 2020.  The $11 million paid as part of the funding schedule, plus direct acquisition costs, have been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets. A future payment of up to $20 million is conditional based on a project construction decision by Barrick and the size of the minable mineralized material on the date of the construction decision. A further future payment of up to $10 million will be made to the private individuals upon first production from the mining concessions.

Castelo de Sonhos royalty acquisition

In August 2019, a subsidiary of the Company entered into an agreement with TriStar Gold Inc. and its subsidiaries (together “TriStar”) to acquire (i) up to a 1.5% NSR royalty on the Castelo de Sonhos gold project (“CDS”), located in Brazil, and (ii) warrants to purchase up to 19,640,000 common shares of TriStar. Total consideration is $7.5 million and is payable over three payments, of which $4.5 million was paid in August 2019, $1.5 million was paid in November 2019, and the final payment of $1.5 million was paid on March 30, 2020.

The CDS royalty acquisition has been accounted for as an asset acquisition. The $7.5 million paid as part of the aggregate funding schedule, plus direct acquisition costs, have been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets.

The warrants have been recorded within Other assets on our consolidated balance sheets and have a carrying value of approximately $0.3 million as of March 31, 2020. The warrants have been classified as a financial asset instrument and are recorded at fair value at each reporting date using the Black-Scholes model. Any change in fair value of the warrants at subsequent reporting periods will be recorded within Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. As of March 31, 2020, the Company holds 19,640,000 warrants at an exercise price of C$0.25 per common share with a term of approximately five years.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize the Company’s stream and royalty interests, net as of March 31, 2020 and June 30, 2019.

As of March 31, 2020 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(218,378)	$572,257
Pueblo Viejo	610,404	(193,109)	417,295
Andacollo	388,182	(107,501)	280,681
Rainy River	175,727	(23,176)	152,551
Wassa and Prestea	146,475	(65,746)	80,729
Total production stage stream interests	2,111,423	(607,910)	1,503,513
Production stage royalty interests:
Voisey's Bay	205,724	(100,140)	105,584
Peñasquito	99,172	(43,744)	55,428
Holt	34,612	(23,796)	10,816
Cortez	80,681	(13,702)	66,979
Other	487,224	(399,127)	88,097
Total production stage royalty interests	907,413	(580,509)	326,904
Total production stage stream and royalty interests	3,018,836	(1,188,419)	1,830,417

Development stage stream interests:
Khoemacau	88,641	—	88,641
Other	12,037	—	12,037
Development stage royalty interests:
Other	70,952	—	70,952
Total development stage stream and royalty interests	171,630	—	171,630

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	137,676	—	137,676
Total exploration stage royalty interests	315,366	—	315,366
Total stream and royalty interests, net	$3,505,832	$(1,188,419)	$2,317,413

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2019 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(184,091)	$606,544
Pueblo Viejo	610,404	(158,819)	451,585
Andacollo	388,182	(86,675)	301,507
Rainy River	175,727	(14,522)	161,205
Wassa and Prestea	146,475	(56,919)	89,556
Total production stage stream interests	2,111,423	(501,026)	1,610,397
Total production stage stream and royalty interests
Production stage royalty interests:
Voisey's Bay	205,724	(95,564)	110,160
Peñasquito	99,172	(40,659)	58,513
Holt	34,612	(22,570)	12,042
Cortez	20,878	(12,362)	8,516
Other	487,224	(386,501)	100,723
Total production stage royalty interests	847,610	(557,656)	289,954
Total production stage stream and royalty interests	2,959,033	(1,058,682)	1,900,351
Development stage stream interests:
Other	12,038	—	12,038

Development stage royalty interests:
Cortez	59,803	—	59,803
Other	70,952	—	70,952
Total development stage royalty interests	130,755	—	130,755
Total development stage stream and royalty interests	142,793	—	142,793

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	118,482	—	118,482
Total exploration stage royalty interests	296,172	—	296,172
Total stream and royalty interests, net	$3,397,998	$(1,058,682)	$2,339,316

Mount Milligan

The Company’s wholly-owned subsidiary, RGLD Gold AG (“RGLD Gold”), owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper-gold mine in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra Gold Inc. (“Centerra”). The Company’s carrying value for its stream interest at Mount Milligan is $572.3 million as of March 31, 2020.

On October 30, 2019, Centerra reported that issues identified with decreasing long-term gold recoveries and increased costs in the short-to medium-term led them to record an impairment charge against their carrying value of the Mount Milligan mine under applicable accounting standards, and that it had begun a comprehensive technical review of the operation with the objective of publishing an updated National Instrument 43-101 (“NI 43-101”) technical report.

On March 26, 2020, Centerra published an updated NI 43-101 technical report for Mount Milligan which provided, among other things, a detailed update to the life of mine plan and reductions to the proven and probable reserves due to increased costs, lower expected productivities and lower process plant throughput.

Significant reductions in proven and probable reserves or mineralized material are indicators of potential impairment for Royal Gold’s stream and royalty interests. As part of the Company’s regular asset impairment analysis, the Company determined that an impairment of our stream interest at Mount Milligan was not necessary as (i) the financial impairment taken by Centerra does not impact the mine operating performance, and (ii) the reduction in reserves and mineralized material at Mount Milligan resulted in gold and copper depletion rates that are well below current and long-term consensus gold and copper prices. As of March 31, 2020, the gold and copper depletion rates at our Mount Milligan stream interest are $764 per ounce of gold and $1.48 per pound of copper. Depletion rates well below current and long-term consensus metal prices are a strong indicator the carrying value of our stream or royalty interests are recoverable.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Rainy River

RGLD Gold owns the right to purchase 6.50% of the gold produced from the Rainy River mine, which is located in northwestern Ontario, Canada and is operated by New Gold, Inc. (“New Gold”), until 230,000 gold ounces have been delivered, and 3.25% thereafter; and 60% of the silver produced from the Rainy River mine until 3.1 million silver ounces have been delivered, and 30% thereafter. As of March 31, 2020, approximately 35,700 ounces of gold and approximately 373,100 ounces of silver have been delivered to RGLD Gold. The Company’s carrying value for its stream interest at Rainy River is $152.6 million as of March 31, 2020.

During the quarter ended December 31, 2019, New Gold reported that it continued to advance a comprehensive mine optimization study that would include a review of alternative open pit and underground mining scenarios at Rainy River On February 13, 2020, New Gold reported the results of the comprehensive optimization study that included an updated mine plan, which resulted in, among other things, a reduction in gold and silver reserves and the potential to extend the underground mine life beyond calendar 2028. New Gold published an updated NI 43-101 technical report for Rainy River on March 27, 2020, reflecting the updated mine plan and reserves.

Significant reductions in proven and probable reserves or mineralized material are indicators of potential impairment for the Company’s stream and royalty interests. As a result of the new information from New Gold, and as part of the Company’s regular asset impairment analysis, the Company determined that an impairment on its Rainy River stream interest was not necessary as of March 31, 2020 as the reduction in gold and silver reserves resulted in depletion rates that are well below current and long-term consensus gold and silver prices. As of March 31, 2020, the gold and silver depletion rates at our Rainy River stream interest are $848 per ounce of gold and $11.27 per ounce of silver. Depletion rates well below current and long-term metal prices are a strong indicator the carrying value of our stream or royalty interests are recoverable.

COVID-19 and current economic environment

Several of our operating counterparties have recently announced temporary operational curtailments or the withdrawal or review of previously disclosed guidance due to the ongoing COVID-19 pandemic. The economic and societal impacts associated with COVID-19 are fluid and changing rapidly, and we are currently unable to predict the nature or extent of any impact on our results of operations and financial condition. The Company will continue to monitor any further developments that the COVID-19 pandemic may have on stream or royalty interests as part of our regular asset impairment analysis.

Other

During the quarter ended June 30, 2019, the Company was made aware of insolvency proceedings at one of our non-principal producing properties, El Toqui. The outcome of these insolvency proceedings may impact our royalty interests and the associated carrying value, which is approximately $1.3 million as of March 31, 2020. The Company continues to monitor these insolvency proceedings as part of our regular asset impairment analysis. Based on the results of these insolvency proceedings, the Company could determine that a future write-down of our interest to an amount less than the current carrying value or to zero is necessary.

4.  MARKETABLE EQUITY SECURITIES

As of March 31, 2020, the Company’s marketable equity securities include 809,744 common shares of Contango Ore, Inc., 3,949,575 common shares of Rubicon Minerals Corporation, and warrants to purchase up to 19,640,000 common shares of TriStar. Our marketable equity securities are measured at fair value (Note 11) each reporting period with any changes in fair value recognized in net income.

The fair value of our marketable equity securities decreased $3.8 million and $5.0 million for the three and nine months ended March 31, 2020, respectively, and increased $1.8 million and decreased $3.3 million for the three and nine months ended March 31, 2019, respectively, and is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. The carrying value of the Company’s marketable equity securities as of March 31, 2020 and June 30, 2019 was $11.5 million and $16.0 million, respectively, and is included in Other assets on the Company’s consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

5.    DEBT

The Company’s debt as of March 31, 2020 and June 30, 2019 consists of the following:

	As of March 31, 2020			As of June 30, 2019
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total
	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$105,000	$(4,846)	$100,154	$220,000	$(5,446)	$214,554
Total debt	$105,000	$(4,846)	$100,154	$220,000	$(5,446)	$214,554

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

As of March 31, 2020, the Company had $105 million outstanding and $895 million available under the revolving credit facility. As of March 31, 2020, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.10% for an all-in rate of 1.87%. Interest expense, which includes interest on the outstanding borrowings under the revolving credit facility and the amortization of the debt issuance costs, was $1.2 million and $5.0 million for the three and nine months ended March 31, 2020, respectively, and $0.3 million and $0.9 million for the three and nine months ended March 31, 2019, respectively. As discussed in Note 5 to the consolidated financial statements in the Company’s Fiscal 2019 10-K, the Company has financial covenants associated with its revolving credit facility. As of March 31, 2020, the Company was in compliance with each financial covenant.

On April 3, 2020, the Company drew an additional $200 million on its revolving credit facility at an interest rate of LIBOR plus 1.10% for an all-in rate of 2.54%, resulting in a total of $305 million outstanding and $695 million available. There is no immediate requirement for the additional funds. However, due to the uncertain environment caused by the COVID-19 pandemic and the impact on certain operations where we hold a stream or royalty interest, we believe the drawdown was a prudent precautionary measure to help ensure cash is readily available to support continued business activities. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, the Company will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2019 10-K. For the three and nine months ended March 31, 2020, royalty revenue that was estimated or was attributable to metal production for a period prior to March 31, 2020, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Stream revenue:
Gold	$78,503	$62,856	$219,838	$175,149
Silver	8,284	7,908	25,648	24,512
Copper	10,673	7,001	28,579	15,819
Total stream revenue	$97,460	$77,765	$274,065	$215,480
Royalty revenue:
Gold	$28,792	$22,041	$72,617	$60,251
Silver	2,666	1,608	7,860	4,527
Copper	3,340	3,056	10,427	11,030
Other	4,179	5,308	13,884	16,074
Total royalty revenue	$38,977	$32,013	$104,788	$91,882
Total revenue	$136,437	$109,778	$378,853	$307,362

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
	Metal(s)	2020	2019	2020	2019
Stream revenue:
Mount Milligan	Gold & Copper	$32,298	$26,938	$93,423	$63,954
Pueblo Viejo	Gold & Silver	28,302	20,787	73,534	58,504
Andacollo	Gold	22,055	15,638	63,324	51,016
Wassa	Gold	8,647	5,773	18,760	17,557
Rainy River	Gold & Silver	4,838	7,074	19,566	17,067
Other	Gold	1,320	1,555	5,458	7,382
Total stream revenue		$97,460	$77,765	$274,065	$215,480
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$7,425	$4,465	$19,422	$12,763
Cortez	Gold	6,400	4,127	14,109	7,066
Other	Various	25,152	23,421	71,257	72,053
Total royalty revenue		$38,977	$32,013	$104,788	$91,882
Total revenue		$136,437	$109,778	$378,853	$307,362

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

Contract Receivables

Under our forward sales contracts related to our metal streaming arrangements, payment is due from the purchaser on the day of settlement. Accordingly, our metal stream sales contracts do not give rise to a receivable under ASC 606.

Under our royalty arrangements, payment is typically due by the royalty payor either (i) monthly, typically thirty days after month-end or (ii) quarterly, typically thirty to sixty days after the respective quarter-end. Revenue related to production that has occurred as of the reporting date but for which payment has not been received represents a receivable (rather than a contract asset) under ASC 606 as payment by the operator is unconditional upon the production of metal.  As of March 31, 2020, and June 30, 2019, our royalty receivables were $32.3 million and $20.7 million, respectively.

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

7.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Stock options	$94	$33	$151	$187
Stock appreciation rights	1,365	417	2,237	1,592
Restricted stock	2,659	679	4,599	2,636
Performance stock	526	311	1,296	1,095
Total stock-based compensation expense	$4,644	$1,440	$8,283	$5,510

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three and nine months ended March 31, 2020, the Company granted the following stock-based compensation awards:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
	(Number of shares)		(Number of shares)
Stock options	—	—	1,604	6,430
Stock appreciation rights	6,890	3,500	53,616	72,860
Restricted stock	2,050	1,200	26,026	43,460
Performance stock (at maximum 200% attainment)	4,280	2,400	32,840	59,820
Total equity awards granted	13,220	7,100	114,086	182,570

As of March 31, 2020, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$55	1.6
Stock appreciation rights	1,790	2.0
Restricted stock	3,736	3.2
Performance stock	1,795	2.3

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Net income and comprehensive income available to Royal Gold common stockholders	$38,554	$28,772	$150,329	$67,368
Weighted-average shares for basic EPS	65,511,878	65,398,369	65,501,678	65,389,499
Effect of other dilutive securities	88,892	116,865	124,722	105,403
Weighted-average shares for diluted EPS	65,600,770	65,515,234	65,626,400	65,494,902
Basic earnings per share	$0.59	$0.44	$2.30	$1.03
Diluted earnings per share	$0.59	$0.44	$2.29	$1.03

9.    INCOME TAXES

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax (expense) benefit	$(8,702)	$(9,388)	$3,700	$(11,355)
Effective tax rate	18.5%	24.7%	(2.6%)	15.1%

The effective tax rate for the nine months ended March 31, 2020, included discrete tax benefits attributable to the remeasurement of certain deferred tax assets and a net step-up in the basis of tax assets due to the enactment of the Federal Act on Tax Reform and AHV Financing (Swiss Tax Reform). The effective tax rate for the nine months ended March 31, 2019 included benefits related to the transition tax as part of H.R. 1, originally known as the Tax Cuts and Jobs Act, which was due to consideration of new U.S. Treasury regulations and IRS guidance released during the period.

On April 30, 2020, the Company entered into a settlement agreement with a foreign taxing authority related to an uncertain tax position recorded on our consolidated balance sheets as of March 31, 2020.  We continue to analyze the impacts of the settlement on our consolidated financial statements, including the release of uncertain tax positions during our fourth quarter ending June 30, 2020.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

10.    SEGMENT INFORMATION

The Company manages its business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of March 31, 2020			As of June 30, 2019
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$724,808	$191,809	$916,617	$767,749	$200,251	$968,000
Dominican Republic	417,295	—	417,295	451,585	—	451,585
Chile	280,681	225,100	505,781	301,507	214,226	515,733
Africa	169,370	321	169,691	89,555	321	89,876
Mexico	—	77,694	77,694	—	83,748	83,748
United States	—	161,223	161,223	—	163,398	163,398
Australia	—	30,376	30,376	—	31,944	31,944
Rest of world	12,038	26,698	38,736	12,039	22,993	35,032
Total	$1,604,192	$713,221	$2,317,413	$1,622,435	$716,881	2,339,316

The Company’s reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended March 31, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$97,460	$21,961	$—	$43,240	$32,259
Royalty interests	38,977	—	851	7,875	30,251
Total	$136,437	$21,961	$851	$51,115	$62,510

	Three Months Ended March 31, 2019
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$77,765	$19,075	$—	$31,061	$27,629
Royalty interests	32,013	—	1,006	8,255	22,752
Total	$109,778	$19,075	$1,006	$39,316	$50,381

	Nine Months Ended March 31, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$274,065	$63,149	$—	$106,883	$104,033
Royalty interests	104,788	—	2,934	22,875	78,979
Total	$378,853	$63,149	$2,934	$129,758	$183,012

	Nine Months Ended March 31, 2019
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$215,480	$53,764	$—	$91,794	$69,922
Royalty interests	91,882	—	3,206	28,786	59,890
Total	$307,362	$53,764	$3,206	$120,580	$129,812
(1)	Excludes depreciation, depletion and amortization
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Total segment gross profit	$62,510	$50,381	$183,012	$129,812

Costs and expenses
General and administrative expenses	9,551	6,798	23,658	24,147
Exploration costs	565	330	4,705	5,534
Depreciation and amortization	113	52	280	146
Operating income	52,281	43,201	154,369	99,985
Fair value changes in equity securities	(3,819)	1,781	(4,972)	(3,318)
Interest and other income	620	499	1,621	1,089
Interest and other expense	(2,088)	(7,499)	(7,139)	(22,786)
Income before income taxes	$46,994	$37,982	$143,879	$74,970

The Company’s revenue by reportable segment for the three and nine months ended March 31, 2020 and 2019 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Stream interests:
Canada	$37,136	$34,012	$112,990	$81,021
Dominican Republic	28,302	20,787	73,534	58,504
Chile	22,055	15,638	63,323	51,016
Africa	9,967	7,328	24,218	24,939
Total stream interests	$97,460	$77,765	$274,065	$215,480

Royalty interests:
United States	$13,199	$9,813	$33,813	$24,153
Canada	9,126	8,201	26,084	25,918
Mexico	9,160	8,719	24,923	24,551
Australia	3,714	3,234	11,062	9,451
Africa	925	161	2,531	1,185
Rest of world	2,853	1,885	6,375	6,624
Total royalty interests	$38,977	$32,013	$104,788	$91,882
Total revenue	$136,437	$109,778	$378,853	$307,362

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

	As of March 31, 2020
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$11,472	$11,472	$8,345	$3,127	$—
(1) Included in Other assets on the Company’s consolidated balance sheets.

The Company’s marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held by the Company. The warrants classified within Level 2 of the fair value hierarchy are valued each period using the Black-Scholes model. The warrants are part of the TriStar transaction (Note 2), and have been classified as a financial asset instrument. The carrying value of the Company’s revolving credit facility (Note 5) approximates fair value as of March 31, 2020.

As of March 31, 2020, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12. COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

Pursuant to its Khoemacau silver stream transaction in February 2019, RGLD Gold made its first advance payment of $65.8 million on November 5, 2019 and its second advance payment of $22.0 million on February 2, 2020. As of March 31, 2020, the Company’s conditional funding schedule for $124.2 million up to $177.2 million pursuant to its Khoemacau silver stream acquisition remains subject to certain conditions. On April 3, 2020, RGLD Gold made its third advance payment of $47.9 million. Refer to our Fiscal 2019 10-K for further details on the Khoemacau silver stream acquisition.

Ilovica Gold Stream Acquisition

As of March 31, 2020, the Company’s conditional funding schedule for $163.75 million related to its Ilovica gold stream acquisition made in October 2014 remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”) recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2019 (“Fiscal 2019 10-K”).

This MD&A contains forward-looking information. You should review our important note about forward-looking statements following this MD&A.

We refer to “GSR,” “NSR,” “NVR,” “metal stream (or “stream”)” and other types of royalty or similar interests throughout this MD&A. These terms are defined in our Fiscal 2019 10-K.

Statement Regarding Third Party Information

Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests, except for our interest in the Peak Gold, LLC joint venture (“Peak Gold JV”) as described further in our Fiscal 2019 10-K. Certain information provided in this report, including the Operator’s Production Estimates by Stream and Royalty Interest for Calendar 2020 and Property Developments, has been provided to us by the operators of properties where we own interests or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC. Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Overview

Royal Gold, together with its subsidiaries, is engaged in the business of acquiring and managing metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of March 31, 2020, we owned seven stream interests, which are on six producing properties and two development stage properties. Stream interests accounted for 71%  and 72% of our total revenue for the three and nine months ended March 31, 2020, compared to 71% and 70% for the three and nine months ended March 31, 2019. We expect stream interests to continue representing a significant proportion of our total revenue.

Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of March 31, 2020, we owned royalty interests on 36 producing properties, 14 development stage properties and 129 exploration stage properties, of which we consider 48 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalties accounted for 29% and 28% of our total revenue for the three and nine months ended March 31, 2020, compared to 29% and 30% for the three and nine months ended March 31, 2019.

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

For the three and nine months ended March 31, 2020 and 2019, gold, silver and copper price averages and percentage of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	March 31, 2020		March 31, 2019		March 31, 2020		March 31, 2019
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,583	79%	$1,304	77%	$1,512	77%	$1,248	77%
Silver ($/ounce)	$16.90	8%	$15.57	9%	$17.07	9%	$15.04	9%
Copper ($/pound)	$2.56	10%	$2.82	9%	$2.62	10%	$2.80	9%
Other	N/A	3%	N/A	5%	N/A	4%	N/A	5%

Recent Business Developments

COVID-19 and current economic environment

Several of our operating counterparties have recently announced temporary operational curtailments or the withdrawal or review of previously disclosed guidance due to the ongoing COVID-19 pandemic, as discussed more fully in the individual property discussions throughout this MD&A. In addition, due to the uncertain environment, in April 2020 we drew an additional $200 million on our revolving credit facility, as discussed more fully in the liquidity section of this MD&A. The economic and societal impacts associated with COVID-19 are fluid and changing rapidly, and we are currently unable to predict the nature or extent of any impact on our results of operations and financial condition. Please refer to our risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information about risks associated with COVID-19.

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

Alturas royalty acquisition

On January 29, 2020, a wholly-owned subsidiary of the Company entered into an agreement with various private individuals for the acquisition of a net smelter return (“NSR”) royalty of up to 1.06% (gold) and up to 1.59% (copper) on mining concessions included as part of the Alturas project, which is located within the Coquimbo Region of Chile and held by a subsidiary of Barrick Gold Corporation (“Barrick”), Compañia Minera Salitrales Limitada. Total consideration for the royalty is up to $41 million, of which $11 million was paid on January 29, 2020. A future payment of up to $20 million is conditional based on a project construction decision by Barrick and the size of the minable mineralized material on the date of the construction decision. A further future payment of up to $10 million will be made to the private individuals upon first production from the mining concessions.

Castelo de Sonhos royalty acquisition

In August 2019, a subsidiary of the Company entered into an agreement with TriStar Gold Inc. and its subsidiaries (together “TriStar”) to acquire (i) up to a 1.5% NSR royalty on the Castelo de Sonhos gold project (“CDS”), located in Brazil, and (ii) warrants to purchase up to 19,640,000 common shares of TriStar. Total consideration is $7.5 million and was payable over three payments, of which $4.5 million was paid in August 2019, $1.5 million was paid in November 2019, and the final payment of $1.5 million was paid in March 2020.

Aggregate funds invested by the Company will be used by TriStar primarily to advance CDS to the feasibility stage, including advancing permitting activities. A Preliminary Economic Assessment for CDS was prepared by TriStar in calendar 2018 and was based on a total of 2.0 million ounces of mineralized material at an average grade of approximately 1.0 gram per tonne. Since August 2019, TriStar has completed reverse circulation drilling, which is being completed to support the preparation of a preliminary feasibility study. Refer to Note 2 of our notes to consolidated financial statements for further discussion.

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

Please refer to our Fiscal 2019 10-K for further discussion of our principal producing stream and royalty interests.

Principal Producing Properties

Stream or royalty interests
Mine	Location	Operator	(Gold unless otherwise stated)
Andacollo	Region IV, Chile	Compañía Minera Teck Carmen de Andacollo (“Teck”)	Gold stream - 100% of gold produced (until 900,000 ounces delivered; 50% thereafter)
Cortez	Nevada, USA	Nevada Gold Mines LLC ("NGM"), a joint venture between Barrick and Newmont Corporation ("Newmont")	GSR1: 0.40% to 5.0% sliding-scale GSR GSR2: 0.40% to 5.0% sliding-scale GSR GSR3: 0.71% GSR NVR1: 4.91% NVR; NVR1C 4.52% NVR
Mount Milligan	British Columbia, Canada	Centerra Gold Inc. ("Centerra")	Gold stream - 35.00% of payable gold
Copper stream - 18.75% of payable copper
Peñasquito	Zacatecas, Mexico	Newmont	2.0% NSR (gold, silver, lead, zinc)
Pueblo Viejo	Sanchez Ramirez, Dominican Republic	Barrick (60%)	Gold stream - 7.5% of gold produced (until 990,000 ounces delivered; 3.75% thereafter)
Silver stream - 75% of silver produced (until 50.0 million ounces delivered; 37.5% thereafter)
Rainy River	Ontario, Canada	New Gold, Inc. (“New Gold”)	Gold stream - 6.5% of gold produced (until 230,000 ounces delivered; 3.25% thereafter)
Silver stream - 60% of silver produced (until 3.1 million ounces delivered; 30% thereafter)
Wassa	Western Region of Ghana	Golden Star Resources Ltd. (“Golden Star”)	Gold stream - 10.5% of gold produced (until 240,000 ounces delivered; 5.5% thereafter)(1)
(1)	The 240,000 ounce threshold includes production from Golden Star’s Prestea mine.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2020

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year. In some instances, an operator may revise their original calendar year guidance throughout the year. The following table shows current production estimates for our principal producing properties for calendar 2020 as well as the actual production reported to us by the various operators through March 31, 2020. The estimates and production reports are prepared by the operators of the mining properties. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information. Please refer to “Property Developments” below within this MD&A for further discussion on our principal producing and development stage properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2020

Principal Producing Properties

	Calendar 2020 Operator’s Production			Calendar 2020 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	53,000			14,800
Mount Milligan(4)	140,000 - 160,000			33,700
Copper			80 - 90 Million			20.1 Million
Pueblo Viejo(5)	530,000 - 580,000	N/A		143,000	N/A
Rainy River(6)	Withdrawn	Withdrawn		50,400	61,300
Wassa(7)	155,000 - 165,000			Not released yet
Royalty:
Cortez GSR1	66,500			27,700
Cortez GSR2	109,000			30,000
Cortez GSR3	145,700			17,200
Cortez NVR1	113,200			45,800
Cortez NVR1C	29,900			200
Peñasquito(8)	Withdrawn	Withdrawn		116,000	9.5 Million
Lead			Withdrawn			62 Million
Zinc			Withdrawn			135 Million
(1)	Production estimates received from our operators are for calendar 2020, unless otherwise noted in footnotes to this table. Please refer to our cautionary statement regarding third party information at the beginning of this MD&A. There can be no assurance that production estimates received from our operators will be achieved. Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part II, Item 1A of this report and our Fiscal 2019 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from our operators and cover the period January 1, 2020 through March 31, 2020, unless otherwise noted in footnotes to this table.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	Centerra has reported that its previously reported calendar year 2020 production guidance is under review due to the ongoing COVID-19 pandemic and related impacts to operations. The actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo. The operator did not provide estimated or actual silver production.

(6)	New Gold has withdrawn its previously reported calendar year 2020 production guidance due to the COVID-19 pandemic. The actual production figures shown are produced gold and silver in doré.

(7)	The estimated and actual production figures shown for Wassa are payable gold in doré.

(8)	Newmont has withdrawn its previously reported calendar year 2020 production guidance due to the COVID-19 pandemic. The actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The actual lead and zinc production figures shown are payable lead and zinc in concentrate.

Property Developments

The following property development information is provided by the operators of the properties, either to Royal Gold or in various documents made publicly available.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 9,500 ounces of gold for the three months ended March 31, 2020, compared to approximately 9,900 ounces of gold for the three months ended March 31, 2019.

As previously reported by Teck, Andacollo experienced a temporary suspension of operations during the quarter ended December 31, 2019, due to a workers’ strike. We anticipate the impact of the strike to be reflected in our financial results beginning with the quarter ended June 30, 2020, as we generally receive gold deliveries from Andacollo within six months of concentrate shipment.

With respect to COVID-19 pandemic impacts, Teck reported they maintained normal production levels while reducing the on-site workforce where possible and working with our contractors and the local communities to ensure adequate preventative measures are in place.

Khoemacau Project

In February 2019, the Company’s wholly-owned subsidiary, RGLD Gold AG (“RGLD Gold”) entered into a silver stream with Khoemacau Copper Mining (Pty.) Limited (“KCM”) for the purchase of silver produced from the Khoemacau project (“Khoemacau” or the “Project”) located in Botswana.  Please refer to our Fiscal 2019 10-K for further details on the Khoemacau silver stream acquisition.

According to KCM, progress continued at Khoemacau during the March 2020 quarter and the project reached approximately 43% of construction completion as of March 31, 2020 with 80% of the capital committed.  According to KCM, activities are focused on underground development, boxcut construction, construction of accommodation, power and water infrastructure at Zone 5, completing construction of the haul road between Zone 5 and the Boseto mill, and refurbishment of the Boseto mill.  KCM also reported that underground development on two of the five planned declines started in early February 2020 and further two started in early March 2020.

On April 3, 2020, RGLD Gold made its third advance payment of $47.9 million, which brings the total contribution to $135.7 million.  RGLD Gold expects to commit approximately $65 million during the remainder of calendar year 2020, and the total remaining commitment in calendar year 2021 is expected to range from approximately $11 million for the base stream of 80% of payable silver up to approximately $64 million should KCM elect to increase the stream from 80% to 100% of payable silver.  Further payments are subject to certain conditions and are scheduled to be made on a quarterly basis using an agreed formula and certification process as project spending progresses.

According to KCM, although a six-month state of emergency has been declared by the Government of Botswana to help prevent the spread of COVID-19, mining has been designated an “essential service” and activity at Khoemacau is continuing.  Barring any potential delays caused by COVID-19 considerations, KCM continues to expect the first shipment of concentrate by mid-calendar 2021.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 12,100 ounces for the three months ended March 31, 2020, compared to approximately 23,100 ounces for the three months ended March 31, 2019.  Decreased deliveries resulted from differences in the timing of shipments and settlements during the periods.

Copper stream deliveries from Mount Milligan were approximately 3.40 million pounds during the three months ended March 31, 2020, compared to approximately 2.46 million pounds during the three months ended March 31, 2019. Increased deliveries resulted from differences in the timing of shipments and settlements during the periods.

On March 26, 2020, Centerra published an updated National Instrument 43-101 (“NI 43-101”) technical report for the Mount Milligan mine, which provides a detailed update to the life of mine plan contained in the previous NI 43-101 report for Mount Milligan published by Centerra in calendar 2017.

Centerra reported a reduction in proven and probable reserves due to increased costs, lower expected productivities, and lower process plant throughput compared to their calendar 2017 report, as well as an update to the resource model and re-estimation of metallurgical recoveries.  Details for the reserves and updated mine plan, which does not contemplate any growth capital or inclusion of additional mineralized material, were reported by Centerra as follows:

●	Reserves as of December 31, 2019 containing 2.4 million ounces of gold and 959 million pounds of copper (comprised of 191.0 million tonnes grading 0.39 grams per tonne of gold and 0.23% of copper). Reserves were calculated using a gold price of $1,250 per ounce, a copper price of $3.00 per pound, and an exchange rate of US$ 1.00 to C$ 1.25;
●	Production based on a 9-year reserve life through calendar 2028;
●	Average life of mine recoveries of 61.8% for gold and 80.6% for copper;
●	Life of mine payable gold production of 1.45 million ounces, or an average of 161,000 ounces per year;
●	Life of mine payable copper production of 735.6 million pounds, or an average of 81.7 million pounds per year; and
●	Average life of mine all-in sustaining cost of $704 per ounce of gold sold on a by-product basis, which includes sustaining capital and copper revenue credits (assuming a copper price of $3.00 per pound and an exchange rate of US$ 1.00 to C$ 1.25).

As of March 31, 2020, approximately 62% of the total $781.5 million advance payment for our investment at Mount Milligan has been returned.

Significant reductions in proven and probable reserves or mineralized material are indicators of potential impairment for Royal Gold’s stream and royalty interests. As part of the Company’s regular asset impairment analysis, the Company determined that an impairment of our stream interest at Mount Milligan was not necessary as (i) the earlier financial impairment taken by Centerra does not impact the mine operating performance, and (ii) the reduction in reserves and mineralized material at Mount Milligan resulted in gold and copper depletion rates that are well below current and long-term consensus gold and copper prices.  As of March 31, 2020, the gold and copper depletion rates at our Mount Milligan stream interest are $764 per ounce of gold and $1.48 per pound of copper.  Depletion rates well below current and long-term metal prices are a strong indicator the carrying value of our stream or royalty interests are recoverable The Company will continue to monitor future developments at Mount Milligan as part of its regular asset impairment analysis.

On April 1, 2020, Centerra announced that reductions of manpower and throughput to 50,000 tonnes per day at Mount Milligan would occur as a result of actions implemented to combat the COVID-19 pandemic.  On May 1, 2020, Centerra announced that processing of surface ore stockpiles using only the primary crusher continued during this period of reduced operations, and a planned two-week maintenance shut-down occurred during mid-April 2020.  Centerra further reported that process plant operations restarted in late April and mine operations are expected to ramp up production in mid-May, and the short-term decrease in activity is not expected to have a material impact on calendar 2020 production, or cause changes to calendar 2020 guidance.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 10,200 ounces of gold for the three months ended March 31, 2020, compared to approximately 12,400 ounces of gold for the three months ended March 31, 2019.

Silver stream deliveries were approximately 394,700 ounces of silver for the three months ended March 31, 2020, compared to approximately 553,000 ounces of silver for the three months ended March 31, 2019.

Barrick reports that it continues to advance engineering and evaluation work towards a feasibility study for the process plant expansion and proposed tailings storage facility that could extend the mine life at Pueblo Viejo to beyond calendar

2040.  Barrick estimates that the process plant and tailings expansion project could significantly increase throughput and allow the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022 (on a 100% basis), and that the increase in tailings storage capacity has the potential to convert approximately 11 million ounces of mineralized material to reserves (on a 100% basis).

Rainy River

Gold stream deliveries from Rainy River were approximately 3,600 ounces of gold for the three months ended March 31, 2020, compared to 4,400 ounces of gold for the three months ended March 31, 2019.

Silver stream deliveries were approximately 40,800 ounces of silver for the three months ended March 31, 2020, compared to approximately 35,700 ounces of silver for the three months ended March 31, 2019.

On February 13, 2020, New Gold announced the results of an updated life of mine plan for the Rainy River mine.  The corresponding NI 43-101 technical report was filed on March 27, 2020.  New Gold reported that the mine plan was based on proven and probable reserves estimated at a gold price of $1,275 per ounce and a silver price of $17.00 per ounce, and it expects there may remain potential to extend the underground mine life beyond calendar 2028 should the prevailing gold price support the development of additional underground mining areas during that period and/or exploration efforts increase the resource inventory.  Key highlights of the updated plan as reported by New Gold include:

●	A mine plan covering the calendar 2020 to 2028 period, which considers mining from a smaller and higher-grade open pit through to early 2025, with concurrent mining from a smaller and more selective underground operation from 2022 through 2027. Processing of stockpiled low-grade open pit material is expected to supplement underground mill feed during calendar 2026 to 2028;
●	Overall gold grade of 1.10 grams per tonne mined and 1.06 grams per tonne milled;
●	Average gold recovery of 89%;
●	Average gold equivalent production of 289,000 ounces per year (including 3.6 million ounces of silver converted to gold equivalent using a gold price of $1,300 per ounce and silver price of $16.00 per ounce); and
●	Proven and probable reserves of 2.636 million ounces of contained gold and 6.266 million ounces of contained silver as at December 31, 2019.

As of March 31, 2020, approximately 22% of the total $175 million advance payment for our investment at Rainy River has been returned.

Significant reductions in proven and probable reserves or mineralized material are indicators of potential impairment for the Company’s stream and royalty interests. As a result of the new information from New Gold and as part of the Company’s regular asset impairment analysis, the Company determined that an impairment on its Rainy River stream interest was not necessary as of March 31, 2020 as the reduction in gold and silver reserves resulted in depletion rates that are well below current and long-term consensus gold and silver prices. As of March 31, 2020, the gold and silver depletion rates at our Rainy River stream interest are $848 per ounce of gold and $11.27 per ounce of silver.  Depletion rates well below current and long-term consensus metal prices are a strong indicator the carrying value of our stream or royalty interests are recoverable. The Company will continue to monitor future developments at Rainy River as part of its regular asset impairment analysis.

According to New Gold, as a result of measures to address the spread of COVID-19, Rainy River completed a voluntary two-week shutdown from March 20 to April 2, 2020.  On April 29, 2020 New Gold reported that the mill facility is operating at full capacity with ore supplied from the open pit and medium-grade stockpile, and the mine is operating at approximately 70% of the productivity achieved before the shutdown.  New Gold announced that it has withdrawn its calendar 2020 guidance until the impact of COVID-19 is better understood.

Wassa

Gold stream deliveries from Wassa were approximately 3,800 ounces of gold for the three months ended March 31, 2020, compared to approximately 4,600 ounces of gold for the three months ended March 31, 2019.

On March 27, 2020, Golden Star reported that deep drilling in calendar 2019 successfully extended the mineralization at Wassa by approximately 700 feet to the south where the deposit remains open to the south and down dip.  Golden Star further reported that the exploration strategy during calendar 2020 would transition away from growth of the overall resource to infill drilling to help define the potential mine plans for the southern extension of the operation.  According to Golden Star, as of December 31, 2019 the proven mineral reserve at Wassa increased 87% over the prior year period to 1.4 million ounces of gold, and total underground mineralized material at Wassa contained approximately 11.2  million ounces of gold.

Golden Star announced earlier it has taken a proactive response to the COVID-19 pandemic threat by implementing a range of procedures to protect and monitor the health and safety of their workforce and has not reported any production disruptions with respect to the pandemic.

Royalty Interests

Cortez

Production attributable to the Company’s royalty interest at Cortez increased to 57,700 ounces of gold over the prior year quarter of 32,700 ounces of gold, as a result of production ramping up at the Crossroads deposit, which is subject to the NVR1C, GSR2 and portions of the NVR1 and GSR3 royalty interests.

During the current quarter, Barrick provided the Company with an updated reserve statement and life of mine plan for Cortez.  According to Barrick, as of December 31, 2019, total proven and probable reserves subject to the Company’s royalty interests contained 3.5 million ounces of gold (consisting of 87.0 million tonnes of ore at a grade of 1.26 grams per tonne).  Reserves were calculated at a gold price of $1,200 per ounce.

Further according to Barrick, total gold production at Cortez from the regions subject to the Company’s interests is expected to be approximately 175,000 ounces in calendar 2020, increasing to an approximate average of 425,000 ounces from calendar 2021 through calendar 2026.  The expected production increase from calendar 2020 to calendar 2021 is primarily due to higher contribution from the Crossroads deposit, which is expected to ramp up through calendar 2023 and offset declining production from the other royalty regions.

Peñasquito

Gold, silver, lead and zinc production attributable to our royalty interest at Peñasquito increased approximately 161%, 76%, 76% and 71%, respectively, when compared to the prior year quarter.  The increase in production resulted from improved operations and higher grades from the main Peñasco pit.

On May 5, 2020, Newmont announced that operations at Peñasquito were placed on care and maintenance on April 12, 2020 due to a Mexican federal government decree to temporarily suspend all non-essential activities in Mexico as part of a nationwide effort to help slow the spread of COVID-19.  Newmont further stated that it has continued to engage with government at all levels on a restart plan, and the site is well positioned to ramp back up quickly and efficiently over a two-week period once operations are allowed to restart.

Results of Operations

Quarter Ended March 31, 2020, Compared to Quarter Ended March 31, 2019

For the quarter ended March 31, 2020, we recorded net income and comprehensive income attributable to Royal Gold stockholders of $38.6 million, or $0.59 per basic and diluted share, as compared to net income and comprehensive income attributable to Royal Gold stockholders of $28.8 million, or $0.44 per basic and diluted share, for the quarter ended March 31, 2019. The increase in our earnings per share was primarily attributable to an increase in revenue and a decrease in our interest expense, each discussed further below. These increases were partially offset by an increase in our general and administrative expenses (discussed further below) and a decrease in the fair value of the marketable equity securities the Company holds. Refer to Note 4 of our notes to consolidated financial statements for further discussion on our marketable equity securities.

For the quarter ended March 31, 2020, we recognized total revenue of $136.4 million, comprised of stream revenue of $97.5 million and royalty revenue of $39.0 million at an average gold price of $1,583 per ounce, an average silver price of $16.90 per ounce and an average copper price of $2.56 per pound. This is compared to total revenue of $109.8 million for the three months ended March 31, 2019, comprised of stream revenue of $77.8 million and royalty revenue of $32.0 million, at an average gold price of $1,304 per ounce, an average silver price of $15.57 per ounce and an average copper price of $2.82 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended March 31, 2020 and 2019

(Amounts in thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2020			March 31, 2019
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$32,298			$26,938
	Gold		14,000	oz.		15,200	oz.
	Copper		4.3	Mlbs.		2.6	Mlbs.
Pueblo Viejo		$28,302			$20,787
	Gold		13,200	oz.		10,400	oz.
	Silver		417,800	oz.		469,000	oz.
Andacollo	Gold	$22,055	13,900	oz.	$15,638	12,000	oz.
Wassa	Gold	$8,647	5,600	oz.	$5,773	4,400	oz.
Rainy River		$4,838			$7,074
	Gold		2,600	oz.		5,000	oz.
	Silver		47,900	oz.		40,800	oz.
Other(3)	Gold	$1,320	800	oz.	$1,555	1,200	oz.
Total stream revenue		$97,460			$77,765

Royalty(2):
Peñasquito		$7,425			$4,465
	Gold		97,200	oz.		37,300	oz.
	Silver		8.7	Moz.		4.9	Moz.
	Lead		60.5	Mlbs.		34.5	Mlbs.
	Zinc		124.5	Mlbs.		72.8	Mlbs.
Cortez	Gold	$6,400	57,700	oz.	$4,127	32,700	oz.
Other(3)	Various	$25,152	N/A		$23,421	N/A
Total royalty revenue		$38,977			$32,013
Total Revenue		$136,437			$109,778
(1)	Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended March 31, 2020 and 2019 and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)	Individually, no stream or royalty included within the “Other” category for royalties contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the three months ended March 31, 2020, compared with the three months ended March 31, 2019, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices. The increase in our stream revenue was primarily attributable to an increase in gold sales at Andacollo and Pueblo Viejo and higher copper sales at Mount Milligan. These increases were partially offset by lower gold sales at Rainy River and Mount Milligan due to a decrease in deliveries. Please refer to “Property Developments” earlier within this MD&A for further discussion on recent developments regarding properties covered by certain of our stream and royalty interests.

Gold and silver ounces and copper pounds purchased and sold during the three months ended March 31, 2020 and 2019, and gold and silver ounces and copper pounds in inventory as of March 31, 2020, and June 30, 2019, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2020		March 31, 2019		March 31, 2020	June 30, 2019
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	12,100	14,000	23,100	15,200	8,500	7,100
Pueblo Viejo	10,200	13,200	12,400	10,400	10,200	9,500
Andacollo	9,400	13,900	9,900	12,000	300	4,300
Wassa	3,800	5,600	4,600	4,400	600	1,500
Rainy River	3,600	2,600	4,400	5,000	2,300	1,800
Other	900	800	1,200	1,200	400	400
Total	40,000	50,100	55,600	48,200	22,300	24,600

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2020		March 31, 2019		March 31, 2020	June 30, 2019
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	394,700	417,800	553,000	469,000	394,700	475,600
Rainy River	40,800	47,900	35,700	40,800	41,300	36,500
Total	435,500	465,700	588,700	509,800	436,000	512,100

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2020		March 31, 2019		March 31, 2020	June 30, 2019
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	3.4	4.3	2.5	2.6	—	0.8

Cost of sales, which excludes depreciation, depletion and amortization, increased to $22.0 million for the three months ended March 31, 2020 from $19.1 million for the three months ended March 31, 2019. The increase was primarily due to increased gold sales from Pueblo Viejo and Andacollo and increased gold and silver prices when compared to the prior year quarter. Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $9.6 million for the three months ended March 31, 2020 from $6.8 million for the three months ended March 31, 2019. The increase was due to additional non-cash stock compensation expense of approximately $3.3 million primarily as a result of the accelerated vesting of certain equity awards in connection with the recent retirement of our former President and Chief Executive Officer and our former Vice President and General Counsel.

Depreciation, depletion and amortization increased to $51.2 million for the three months ended March 31, 2020 from $39.4 million for the three months ended March 31, 2019.  The increase was primarily due to higher copper sales at Mount Milligan and higher gold sales at Pueblo Viejo. An increase in the depletion rates at Mount Milligan and Rainy River as a result of updated reserves, as discussed above also contributed to the increase in our depletion expense.

Interest and other expense decreased to $2.1 million for the three months ended March 31, 2020, from $7.5 million for the three months ended March 31, 2019. The decrease was primarily attributable to lower interest expense as a result of a decrease in average debt amounts outstanding when compared to the prior period. As discussed in our Fiscal 2019 10-K, the Company settled the $370 million aggregate principal amount due under its convertible senior notes that matured in June 2019. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

During the three months ended March 31, 2020, we recognized an income tax expense totaling $8.7 million, compared with an income tax expense of $9.4 million during the three months ended March 31, 2019. The income tax expense resulted in an effective tax rate of 18.5% in the current period, compared with 24.7% in the quarter ended March 31, 2020. The three months ended March 31, 2020 effective tax rate included income tax benefits resulting from foreign exchange rate movements compared to the U.S. dollar.  On April 30, 2020, the Company entered into a settlement agreement with a foreign taxing authority related to an uncertain tax position recorded on our consolidated balance sheets as of March 31, 2020.  We continue to analyze the impacts of the settlement on our consolidated financial statements, including the release of uncertain tax positions during our fourth quarter ending June 30, 2020.

Nine Months Ended March 31, 2020, Compared to Nine Months Ended March 31, 2019

For the nine months ended March 31, 2020, we recorded net income and comprehensive income attributable to Royal Gold stockholders of $150.3 million, or $2.30 per basic share and $2.29 per diluted share, as compared to net income and comprehensive income attributable to Royal Gold stockholders of $67.4 million, or $1.03 per basic and diluted share, for the nine months ended March 31, 2019. The increase in our earnings per share was primarily attributable to (i) an increase in revenue, (ii) a decrease in our interest expense and (iii) discrete income tax benefits recognized, primarily attributable to recent Swiss tax reform during the quarter ended September 30, 2019. Each are discussed further below.

For the nine months ended March 31, 2020, we recognized total revenue of $378.9 million, which is comprised of stream revenue of $274.1 million and royalty revenue of $104.8 million at an average gold price of $1,512 per ounce, an average silver price of $17.07 per ounce and an average copper price of $2.62 per pound. This is compared to total revenue of $307.4 million for the nine months ended March 31, 2019, which was comprised of stream revenue of $215.5 million and royalty revenue of $91.9 million, at an average gold price of $1,248 per ounce, an average silver price of $15.04 per ounce and an average copper price of $2.80 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Nine Months Ended March 31, 2020 and 2019

(Amounts in thousands, except reported production ozs. and lbs.)

		Nine Months Ended			Nine Months Ended
		March 31, 2020			March 31, 2019
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$93,423			$63,954
	Gold		43,500	oz.		38,500	oz.
	Copper		10.9	Mlbs.		5.8	Mlbs.
Pueblo Viejo		$73,534			$58,504
	Gold		33,100	oz.		28,500	oz.
	Silver		1.4	Moz.		1.5	Moz.
Andacollo	Gold	$63,324	41,800	oz.	$51,016	40,900	oz.
Rainy River		$19,566			$17,067
	Gold		11,700	oz.		12,300	oz.
	Silver		133,500	oz.		108,300	oz.
Wassa	Gold	$18,760	12,500	oz.	$17,557	14,000	oz.
Other(3)	Gold	$5,458	3,700	oz.	$7,382	6,000	oz.
Total stream revenue		$274,065			$215,480

Royalty(2):
Peñasquito		$19,422			$12,763
	Gold		228,500	oz.		141,000	oz.
	Silver		22.6	Moz.		14.1	Moz.
	Lead		151.7	Mlbs.		100.4	Mlbs.
	Zinc		303.6	Mlbs.		220.1	Mlbs.
Cortez	Gold	$14,109	120,800	oz.	$7,066	59,700	oz.
Other(3)	Various	$71,257	N/A		$72,053	N/A
Total royalty revenue		$104,788			$91,882
Total revenue		$378,853			$307,362

(1)Reported production relates to the amount of metal sales subject to our stream and royalty interests for the nine months ended March 31, 2020 and 2019, and may differ from the operators’ public reporting.

(2)Refer to “Property Developments” above for further discussion on our principal stream and royalty interests.

(3)Individually, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the nine months ended March 31, 2020, compared with the nine months ended March 31, 2019, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices. The increase in our stream revenue was primarily attributable to an increase in gold and copper sales at Mount Milligan and gold sales at Pueblo Viejo. These increases were partially offset by lower gold sales at Rainy River and Wassa.

Gold and silver ounces and copper pounds purchased and sold during the nine months ended March 31, 2020 and 2019, and gold and silver ounces and copper pounds in inventory as of March 31, 2020, and June 30, 2020, for our streaming interests were as follows:

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2020		March 31, 2019		March 31, 2020	June 30, 2019
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	44,900	43,500	46,100	38,500	8,500	7,100
Andacollo	37,700	41,800	35,900	41,000	300	4,300
Pueblo Viejo	33,900	33,100	31,700	28,500	10,200	9,500
Wassa	11,600	12,500	12,300	14,000	600	1,500
Rainy River	12,200	11,700	12,500	12,300	2,300	1,800
Other	3,700	3,700	4,700	6,000	400	400
Total	144,000	146,300	143,200	140,300	22,300	24,600

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2020		March 31, 2019		March 31, 2020	June 30, 2019
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1,274,900	1,355,800	1,531,400	1,518,700	394,700	475,600
Rainy River	138,300	133,500	112,600	108,300	41,300	36,500
Total	1,413,200	1,489,300	1,644,000	1,627,000	436,000	512,100

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2020		March 31, 2019		March 31, 2020	June 30, 2019
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	10.2	11.0	6.6	5.8	—	0.8

Cost of sales increased to $63.2 million for the nine months ended March 31, 2020 from $53.8 million for the nine months ended March 31, 2019. The increase was primarily due to increased gold and copper sales from Mount Milligan, higher gold sales from Pueblo Viejo, and an increase in gold and silver prices over the prior year quarter. Cost of sales is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

Depreciation, depletion and amortization increased to $130.0 million for the nine months ended March 31, 2020 from $120.7 million for the nine months ended March 31, 2019. The increase was primarily attributable to higher gold and copper sales and depletion rates at Mount Milligan and an increase in gold sales and depletion rates at Pueblo Viejo. This increase was partially offset by lower depletion at Wassa due to a decrease in gold sales over the prior period.

Interest and other expense decreased to $7.1 million for the nine months ended March 31, 2020, from $22.8 million for the nine months ended March 31, 2019. The decrease was primarily attributable to lower interest expense as a result of a decrease in average debt amounts outstanding when compared to the prior period. As discussed in our Fiscal 2019 10-K, the Company settled the $370 million aggregate principal amount due under its convertible senior notes that matured in June 2019. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

During the nine months ended March 31, 2020, we recognized an income tax benefit totaling $3.7 million, compared with an income tax expense of $11.4 million during the nine months ended March 31, 2019. This resulted in an effective tax rate of (2.6%) in the current period, compared with 15.1% during the nine months ended March 31, 2019. The decrease in the effective tax rate for the nine months ended March 31, 2020 was primarily related to the remeasurement of certain deferred tax assets and a net step-up in the basis of tax assets due to the enactment of the Federal Act on Tax Reform and AHV Financing (Swiss Tax Reform) during the September 2019 quarter. The effective tax rate for the nine months ended March 31, 2019 included an income tax benefit related to the transition tax as part of the Act, which was due to consideration of new U.S. Treasury regulations and IRS guidance released during the period.

Liquidity and Capital Resources

Overview

At March 31, 2020, we had current assets of $150.6 million compared to current liabilities of $49.8 million resulting in working capital of $100.8 million and a current ratio of approximately 3 to 1. This compares to current assets of $154.7 million and current liabilities of $33.6 million at June 30, 2019, resulting in working capital of $121.1 million and a current ratio of approximately 5 to 1.

During the nine months ended March 31, 2020, liquidity needs were met from $249.2 million in net cash provided by operating activities and our available cash resources. During the nine months ended March 31, 2020, the Company repaid $115 million of the outstanding borrowings under the revolving credit facility. As of March 31, 2020, the Company had $105 million outstanding and $895 million available under its revolving credit facility. Working capital, combined with the Company’s undrawn revolving credit facility, resulted in approximately $1 billion of total liquidity at March 31, 2020. The Company was in compliance with each financial covenant under the revolving credit facility as of March 31, 2020. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including the conditional funding schedule in connection with the Khoemacau silver stream acquisition. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, has acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2019 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain risks that may impact the Company’s liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Revolving Credit Facility Drawdown

On April 3, 2020, the Company drew an additional $200 million on its revolving credit facility at an interest rate of LIBOR plus 1.10% for an all-in rate of 2.54%, resulting in a total of $305 million outstanding and $695 million available. There is no immediate requirement for the additional funds. However, due to the uncertain environment caused by the COVID-19 pandemic and the impact on certain operations where we hold a stream or royalty interest, we believe the drawdown was a prudent precautionary measure to help ensure cash is readily available to support continued business activities.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $249.2 million for the nine months ended March 31, 2020, compared to $180.9 million for the nine months ended March 31, 2019. The increase is primarily due to an increase in proceeds received from our stream interests, net of cost of sales, of approximately $51.7 million and lower income taxes paid of $6.0 million over the prior period.

Investing Activities

Net cash used in investing activities totaled $105.1 million for the nine months ended March 31, 2020, compared to net cash used in investing activities of $4.8 million for the nine months ended March 31, 2019. The increase in cash used in investing activities is primarily due to an increase in the acquisition of stream and royalty interests. The Company has made advance payments totaling $87.8 million for the Khoemacau silver stream acquisition during the nine months ended March 31, 2020.

Financing Activities

Net cash used in financing activities totaled $169.9 million for the nine months ended March 31, 2020, compared to $48.9 million for the nine months ended March 31, 2019. The increase in cash used in financing activities is primarily due to an increase in repayments on our revolving credit facility. The Company repaid $115.0 million on our revolving credit facility during the nine months ended March 31, 2020.

Recently Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to our Fiscal 2019 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

This report and our other public communications include “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from these statements. Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, the following: statements about our expected financial performance, including revenue, expenses, earnings or cash flow; operators’ expected operating and financial performance, including production, deliveries, mine plans and reserves, development, cash flows and capital expenditures; planned and potential acquisitions or dispositions, including funding schedules and conditions; liquidity, financing and dividends; our overall investment portfolio; macroeconomic and market conditions including the impacts of COVID-19; prices for gold, silver, copper, nickel and other metals; potential impairments; or tax changes.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a low-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, changes to mine plans and reserves, liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements; risks associated with doing business in foreign countries; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described elsewhere in this report and our other SEC reports, including our Fiscal 2019 10-K and subsequent Quarterly Reports on Form 10-Q. Most of these factors are beyond our ability to predict or control.

Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

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

During the nine months ended March 31, 2020, we reported revenue of $378.9 million, with an average gold price for the period of $1,512 per ounce, an average silver price of $17.07 per ounce and an average copper price of $2.62 per pound.  Approximately 77% of our total reported revenues for the nine months ended March 31, 2020 were attributable to gold sales from our gold producing stream and royalty interests, as shown within the MD&A. For the nine months ended March 31, 2020, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $31.2 million.

Approximately 10% of our total reported revenues for the nine months ended March 31, 2020 were attributable to copper sales from our copper producing stream and royalty interests. For the nine months ended March 31, 2020, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenue of approximately $4.2 million.

Approximately 9% of our total reported revenues for the nine months ended March 31, 2020 were attributable to silver sales from our silver producing stream and royalty interests. For the nine months ended March 31, 2020, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $3.5 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, the Company’s management, with the participation of the President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer) of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following risk factors supplement, and should be read in conjunction with, the risk factors described in Part I, Item 1A of our Fiscal 2019 10-K.

The current COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, operations at some properties in which we have stream or royalty interests, which could have a material adverse effect on our results of operations and financial condition.

The world is currently experiencing a deadly outbreak of the coronavirus disease 2019, or COVID-19. Public health and government authorities have recommended and mandated precautions to mitigate the spread of the COVID-19, including in some cases quarantines, shelter-in-place orders, and restrictions on mining-related activities. As a result, several of our operating counterparties have announced temporary operational curtailments. There may be additional curtailments, and any curtailment could be extended. The COVID-19 pandemic could also disrupt operators’ supply or distribution chains or access to workers, which in turn could adversely impact their production or sales. In addition, development and exploration activities at some properties may be delayed or suspended. Any of these events could have a material adverse impact on our results of operations and financial condition in future periods. We are currently unable to predict the nature or extent of any impact the COVID-19 pandemic may have on our results of operations and financial condition.

The current COVID-19 pandemic is significantly impacting the global economy and markets, which may adversely affect our business or the trading price of our stock.

The global economy, metal prices, and financial markets are experiencing significant volatility and uncertainty due to COVID-19. Our revenue is directly related to the market price of gold and other metals. Metal price volatility could cause our revenue to fluctuate from period to period. This price volatility could also cause operators or developers to defer or forgo projects, which could adversely impact our future revenue. Moreover, in the ordinary course of business, we are reviewing opportunities to acquire new stream and royalty interests and we have acquisition opportunities at various stages of review. Reduced economic and travel activities or illness among our management team as a result of COVID-19 could limit or delay acquisition opportunities or other business activities. In addition, economic volatility, disruptions in the financial markets, or severe price declines for gold or other metals could adversely affect our ability to obtain future debt or equity financing for acquisitions on acceptable terms. Government efforts to counter the economic effects of COVID-19 through liquidity and stimulus programs may be insufficient or ineffective in preventing or reducing the effects of a recession. It is difficult to determine the extent of the economic and market impacts from COVID-19 and the many ways in which they may negatively affect our business and the trading price of our stock.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description
10.1▲

CEO Employment Agreement entered into by and between Royal Gold, Inc. and William Heissenbuttel, dated January 1, 2020 (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, which amended the Company’s Current Report on Form 8-K originally filed on September 26, 2019, and incorporated herein by reference).

10.2▲

Retirement Agreement between Royal Gold, Inc. and Tony Jensen, dated January 1, 2020 (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, which amended the Company’s Current Report on Form 8-K originally filed on September 26, 2019, and incorporated herein by reference).

10.3▲

Form of Executive Employment Agreement entered into by and between Royal Gold, Inc. and Paul Libner and Randy Shefman (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, which amended the Company’s Current Report on Form 8-K originally filed on October 11, 2019, and incorporated herein by reference).

10.4▲

Employment Agreement by and between Royal Gold Corporation and Mark Isto effective January 2, 2020 (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, which amended the Company’s Current Report on Form 8-K originally filed on October 11, 2019, and incorporated herein by reference).

10.5▲

Retirement Agreement between Royal Gold, Inc. and Bruce Kirchhoff, dated January 1, 2020 (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, which amended the Company’s Current Report on Form 8-K originally filed on October 11, 2019, and incorporated herein by reference).

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

▲Identifies each management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 7, 2020
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)